Form 10-K405
period 1995-12-31
TIAA REAL ESTATE ACCOUNT
filed 1996-03-22
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [FEE REQUIRED]
        For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from __________ to __________

                         Commission file number 33-92990

                            TIAA REAL ESTATE ACCOUNT
             (Exact name of registrant as specified in its charter)

            New York                                           Not Applicable
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            c/o Teachers Insurance and Annuity Association of America
                                730 Third Avenue
                          New York, New York 10017-3206
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (212) 490-9000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X                    NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X] -- Not Applicable

Aggregate market value of voting stock held by non-affiliates:
Not Applicable

Documents Incorporated by Reference: None

                                     PART I
ITEM 1. BUSINESS.

         General. The TIAA Real Estate Account (the "Real Estate Account" or the "Account") was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America ("TIAA"), a nonprofit New York insurance company, by resolution of TIAA's Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account, and participating interests in the Account were first offered to eligible participants on October 2, 1995.

         Investment Practices. The investment objective of the Account is a favorable rate of return over the long term, primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account will also invest in publicly-traded securities and other instruments to maintain liquidity needed for capital expenditures and expenses and to make distributions.

         Usually, between 70% and 80% of the Account's assets will be invested directly in real estate or in real estate-related investments. We expect the majority of the Account's real estate investments to be direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest, to a limited extent, in other real estate-related investments, such as conventional mortgage loans, participating mortgage loans, and real estate partnerships. To a limited extent, the Account can also invest in real estate investment trusts, common or preferred stock of companies whose operations primarily involve real estate, and collateralized mortgage obligations.

         Normally, between 20% and 30% of the Account will be invested in government and corporate debt securities, short-term money market instruments or cash equivalents, and, to some extent, common or preferred stock of companies that don't primarily own or manage real estate. In some circumstances, the Account can increase temporarily the portion of its assets invested in debt securities or money market instruments. This could happen because of a rapid influx of participants' funds, lack of suitable real estate investments, or a need for more liquidity.

         In order not to be considered an "investment company" under the Investment Company Act of 1940 (the "1940 Act"), the Account will limit its holdings of investment securities (as defined under the 1940 Act) to less than 40% of its total assets (not including U.S. Government securities and cash items). However, during its first year of operations, the Account may keep a much larger part of its assets in short-term and other debt instruments or in equity securities.

         Net Assets and Portfolio Investments. As of December 31, 1995, the Account's net assets totalled $120,258,345. Through December 31, 1995, the Account had acquired a total of five real estate properties, including two industrial properties, one neighborhood shopping center, and two apartment complexes, for an aggregate purchase price of approximately $44 million. Since that date, the Account has purchased an office property for a purchase price of approximately $10 million. Most of the remainder of the Account's assets have been invested in short-term instruments or is being held as cash. The Account is continuing to seek suitable real estate-related investments for its portfolio.

         Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA's Board of Trustees and Mortgage Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the
Account. TIAA and TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a non-profit subsidiary of TIAA, also provide all portfolio accounting, custodial, and related services for the Account at cost.

ITEM 2. PROPERTIES.

         The properties the Account has purchased since it commenced operations are described below.

MULTI-FAMILY RESIDENTIAL COMPLEXES

Brixworth Apartments -- Atlanta, Georgia

         On December 28, 1995, the Account purchased the fee interest (i.e., ownership of the underlying land and all buildings and other improvements on the land) in Brixworth Apartments, a first class garden apartment complex located in Atlanta, Georgia, for a purchase price of approximately $15.6 million. The property is not subject to a mortgage.

         Brixworth  Apartments was built in 1989 and is located on approximately
10.8 acres of land. The complex contains 271 one- and two-bedroom apartment units in 11 three story buildings, with each unit containing such amenities as a washer and dryer and a patio or balcony. Building exteriors are brick and wood.

There are 420 parking spaces in the complex. Residents have use of an on-site clubhouse, which includes a fitness center and swimming pool. Brixworth
Apartments is currently 97% occupied, and according to the Seller, has experienced between 93% and 97% occupancy over the prior five year period. Average monthly rents are $699 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account will be responsible for the expenses of operating the property.

         Brixworth Apartments is located in northeast Atlanta in DeKalb County, near several shopping facilities and employment centers. Atlanta has experienced positive population and employment growth over the last 15 years and serves as the financial and administrative center for the southeastern United States.

The Greens at MetroWest Apartments -- Orlando, Florida

         On December 15, 1995, the Account purchased the fee interest in The Greens at MetroWest, a luxury garden apartment complex located in Orlando, Florida, for a purchase price of approximately $12.5 million. The property is not subject to a mortgage.

         The Greens at MetroWest Apartments was built in 1990, and is located on approximately 16.7 acres of land. The complex consists of 200 one- and two-bedroom units in 27 two story buildings, with each unit containing such amenities as a washer and dryer, a screened porch, and, in many of the units, a fireplace and vaulted ceilings. Building exteriors are stucco with concrete tiled roofs. There are 402 parking spaces in the complex. Residents have use of an on-site clubhouse, which includes an exercise facility and swimming pool. The complex is currently 93% occupied, with monthly rents averaging $778 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account will be responsible for the expenses of operating the property.

         The complex is located in the 1,800 acre master planned development of MetroWest which contains an 18 hole golf course. Its proximity to several major highways gives residents easy access to Orlando's major employment centers. Orlando has experienced strong population and employment growth during the last decade. While tourism and entertainment account for 40% of local jobs, the region's economy is diversifying by attracting "high-tech" industries and is growing in importance as a warehouse and distribution location.

OFFICE BUILDINGS

Southbank Business Park -- Phoenix, Arizona

         On February 27, 1996, the Account purchased the fee interest in a 122,609 square foot office/service building in Phoenix, Arizona, for a purchase price of approximately $10.05 million. The property is not subject to a mortgage.

         The building, completed in 1995, is located on approximately 9.9 acres of land with 638 parking spaces. It is currently 100% occupied by four tenants in the service industry, with rents averaging $8.77 per square foot. None of the leases expire until the year 2000, when leases on 65% of the space expire; those leases together represent total annual rent payments of approximately $684,907. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants.

         The building is located within the Southbank Business Park adjacent to the Phoenix Airport and is easily accessible from either side of the Phoenix metropolitan area. Phoenix has experienced positive population and employment growth over the last 15 years. Over 29% of its employment base is comprised of employees in the service industry.


NEIGHBORHOOD SHOPPING CENTERS

Plantation Grove Shopping Center -- Ocoee, Florida

         On December 28, 1995, the Account purchased the fee interest in Plantation Grove Shopping Center, a 73,655 square foot neighborhood shopping center located near Orlando, Florida, for a purchase price of approximately $7.3 million. The property is not subject to a mortgage.

         The center, built in 1995, is located on approximately 14 acres of land with space for 401 cars. It is currently 88% occupied and is anchored by a 47,955 square foot Publix supermarket, a regional supermarket chain. Rents, including a rent guarantee from the seller for the 12% of vacant space, average $10.00 per square foot. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants. Over the next five years, leases on 16% of the center's space expire; those leases together represent total annual rent payments of $162,900 in the year of their expiration. The Publix lease expires in the year 2015.

         The Orlando, Florida area is discussed in the description of The Greens at MetroWest Apartments set forth above.

INDUSTRIAL PROPERTIES

         On November 22, 1995, the Account purchased the fee interest in a warehouse property located near Minneapolis, Minnesota for a purchase price of approximately $4.1 million. Rents on the property, including a rent guarantee from the seller for the 20% of vacant space, average $3.80 per square foot. On December 22, 1995, the Account purchased leasehold interests (i.e., interests in the leases on the underlying land and ownership of the buildings and other improvements on the land) in two warehouse properties located in El Paso, Texas for an aggregate purchase price of approximately $4.4 million dollars. Rents on the properties average $2.71 per square foot, after payment of the ground rent. Although the terms vary under each lease, most of the expenses for operating each of the properties are either borne or reimbursed by the tenants. None of the properties are subject to a mortgage.

         Set forth below are further details relating to each facility:

                          Building                                               Lease
                          Size            Year      Current       Major          Expira-
Property                  (sq. ft.)       Built     Occupancy     Tenants        tion Date
Fridley,
Minnesota
 Industrial Blvd.          100,584         1995         80%       Packaging        2005
                                                                  Materials,
                                                                  Inc.

El Paso, Texas
 Butterfield warehouse      80,000         1980        100%       Rockwell         2000
 Zane Gray warehouse       103,600         1981        100%       D.J. Inc.        2003

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit
                                        6
value, which is based on the Account's then current net asset value. For the period from October 2, 1995 (the Account effective date) to December 31, 1995, the high and low accumulation unit values for the Account were $102.57 and $101.23, respectively.

         (b) Approximate Number of Holders. The number of contractowners at February 29, 1996 was 2,309.

         (c)      Dividends.  Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

         The  following   selected   financial  data  should  be  considered  in
conjunction with the financial statements and notes thereto for the Account provided herein.

                                                                                                       July 3, 1995
                                                                                                   (commencement of
                                                                                                     operations) to
                                                                                                  December 31, 1995
                                                                                                  -----------------
   Investment income:
     Real estate income, net:
         Rental income............................................................................   $    165,762
         Real estate property level                                                                  ------------
           expenses and taxes:
                  Operating.......................................................................         29,173
                  Real estate taxes...............................................................         14,659
                     Total real estate property                                                      ------------
                            level expenses and taxes                                                       43,832
                                                                                                     ------------
                                                                           Real estate income, net        121,930
     Dividends and interest.......................................................................   $  2,828,900
                                                                                                     ------------
                                                                           Total investment income   $  2,950,830
                                                                                                     ============
   Net realized and unrealized
         gain on investments......................................................................        $35,603
                                                                                                          =======
   Net increase in net assets
         resulting from operations................................................................   $  2,676,000
                                                                                                     ============
   Net increase in net assets
         resulting from participant transactions..................................................   $117,582,345
                                                                                                     ============
   Net increase in net assets ....................................................................   $120,258,345
                                                                                                     ============

                                                                                                  December 31, 1995
                                                                                                  -----------------
   Total assets...................................................................................   $143,177,421
                                                                                                     ============
   Total liabilities..............................................................................   $ 22,919,076
                                                                                                     ============
   Total net assets...............................................................................   $120,258,345
                                                                                                     ============
   Accumulation units outstanding.................................................................      1,172,498
                                                                                                     ============
   Accumulation unit value........................................................................        $102.57
                                                                                                          =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The Account began operating on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

          The Account's first real estate acquisition closed on November 22, 1995. Through December 31, 1995, the Account acquired a total of five real estate properties, including two industrial properties, one neighborhood shopping center, and two apartment complexes. Since December 31, 1995, the Account has purchased an office property. The Account is in various stages of negotiations with a number of prospective sellers for additional real estate purchases.

Results of Operations

          From July 3 to December 31, 1995, the Account's net investment income, after deduction of all expenses, was $2,640,397. In addition, the Account had net realized and unrealized gains on investments of $35,603. This resulted in a cumulative total return of 2.57% for that six month period. Much of the Account's investment income received during 1995 was generated by short-term investments. However, as the Account approaches its objective of being approximately 70% to 80% invested in real estate, the Account's future investment income will be affected to a greater degree by its real estate holdings. Assuming little change in underlying economic conditions, this increase in real estate holdings should have a positive impact on the Account's total return.

          Interest income on the Account's short-term investments totaled $2,820,229 and its dividend income totaled $8,671 through December 31, 1995. Gross real estate income through this same date was $165,762. Total property-level expenses through December 31, 1995 were $43,832 and were comprised of real estate taxes and other operating expenses. Through December 31, 1995, the Account also incurred expenses of $228,136 for investment management services provided by TIAA, $66,320 for administrative and distribution services provided by Services, and $16,582 for the mortality and expense risks and liquidity guarantee provided by TIAA. Because the Account began accepting contributions from participants on October 2, 1995, the charges for administrative and distribution services, as well as for mortality and expense risks and the liquidity guarantee only began as of that date.

Liquidity and Capital Resources

          In addition to TIAA's initial $100 million seed money investment, the Account has received over $17.5 million in premiums and net participant transfers from accumulations in other TIAA and

College Retirement Equities Fund ("CREF") accounts and has earned $2,640,397 in net investment income. Real estate properties totaling $43,989,665 were purchased during November and December 1995. At December 31, 1995, the Account's liquid assets (cash and short-term investments) were $73,948,731. Much of this amount will be used by the Account to purchase additional suitable real estate properties. The remaining assets will continue to be invested in short-term instruments to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

          If the Account's cash flow from operations (e.g., premiums and investment income) and from available liquid assets is not enough to meet its cash needs including redemption requests, the Account will fund redemptions by having TIAA's general account purchase liquidity units, in accordance with the liquidity guarantee.

          TIAA will begin redeeming the accumulation units related to its seed money investment on October 2, 1997, or the date the Account's assets first reach $200 million, whichever comes first. After that, TIAA will redeem a portion of the accumulation units related to its seed money investment monthly, according to a five-year repayment schedule approved by the New York Insurance Department.

          No major capital expenditures for any of the five properties purchased during 1995 were made in 1995 or are expected to be made in 1996. There are no leases expiring in the industrial properties or in the neighborhood shopping center in 1996, so we do not expect to incur any construction costs or leasing commissions in order to re-lease space. For the apartment complexes, we expect to incur only routine recurring costs to re-lease apartments that become vacant, i.e. painting and carpet cleaning or replacement.

Effects of Inflation

          In recent years, inflation has been modest. To the extent that inflation may increase property operating expenses in the future, such increases can generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, to the extent there is unrented space in a property, the Account may not be able to recover the full amount of such increases in operating expenses.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT
                                                                            Page
Report of Management Responsibility ..........................................11

Report of Independent Auditors ...............................................12

Audited Financial Statements

Statement of Assets and Liabilities -  December 31, 1995 .....................13

Statement of Operations (For Period
  from July 3, 1995 (commencement of operations)
  to December 31, 1995) ......................................................14

Statement of Changes in Net Assets (For Period
  from July 3, 1995 (commencement of operations)
  to December 31, 1995) ......................................................15

Statement of Cash Flows (For Period
  from July 3, 1995 (commencement of operations)
  to December 31, 1995) ......................................................16

Notes to Financial Statements ................................................17

Statement of Investments -- December 31, 1995 ................................23

Financial Statement Schedules

Schedule III -- Real Estate Owned ............................................25

                       REPORT OF MANAGEMENT RESPONSIBILITY

To the Participants of the
  TIAA Real Estate Account:


The accompanying financial statements of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") are the responsibility of TIAA's management. They have been prepared in accordance with generally accepted accounting principles and have been presented fairly and objectively in accordance with such principles.

TIAA has established and maintains a strong system of internal controls designed to provide reasonable assurance that assets are properly safeguarded and transactions are properly executed in accordance with management's authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA's internal audit personnel provide a continuing review of the internal controls and operations of TIAA, including its separate account operations. The internal Auditor regularly reports to the Audit Committee of the TIAA Board of Trustees.

The accompanying financial statements have been audited by the independent auditing firm of Deloitte & Touche LLP. The independent auditors' report, which appears on the following page, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting of trustees who are not officers of TIAA, meets regularly with management, representatives of Deloitte & Touche LLP and internal auditing personnel to review matters relating to financial reporting, internal controls and auditing.



                                               /s/ John H. Biggs
                                                   ----------------------------
                                                   Chairman and
                                                   Chief Executive Officer



                                               /s/ Thomas W. Jones
                                                   ----------------------------
                                                   Vice Chairman, President and
                                                   Chief Operating Officer



                                               /s/ Richard L. Gibbs
                                                   ----------------------------
                                                   Executive Vice President and
                                                   Principal Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying statement of assets and liabilities of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA"), including the statement of investments, as of December 31, 1995, and the related statements of operations, changes in net assets and cash flows for the period July 3, 1995 (commencement of operations) to December 31, 1995. Our audit also included the financial statement schedule Schedule III, Real Estate Owned. These financial statements and financial statement schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1995, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 1995, the results of its operations, the changes in its net assets and its cash flows for the above-stated period, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Investments in real estate properties are stated at fair value at December 31, 1995, as discussed in Note 2 to the financial statements. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.


DELOITTE & TOUCHE LLP
New York, New York

March 8, 1996

                            TIAA REAL ESTATE ACCOUNT
                       STATEMENT OF ASSETS AND LIABILITIES
                                DECEMBER 31, 1995

ASSETS
   Investments, at value:
     Real estate properties (Cost: $43,989,665)......................................................  $ 43,989,665
     Marketable securities
     (Amortized cost: $73,972,831)...................................................................    73,992,569
   Cash..............................................................................................       396,787
   Receivable from securities transactions...........................................................    23,150,000
   Other............................................................................................      1,648,400
                                                                                                       ------------

                                                                                       TOTAL ASSETS     143,177,421
                                                                                                       ------------
LIABILITIES
   Payable for securities transactions...............................................................    22,788,035
   Other.............................................................................................       131,041
                                                                                                       ------------
                                                                                  TOTAL LIABILITIES      22,919,076
                                                                                                       ------------

NET ASSETS  -  Accumulation Fund.....................................................................  $120,258,345
                                                                                                       ============
NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7..........................................................................     1,172,498
                                                                                                          =========
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6.......................................................       $102.57
                                                                                                            =======




                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                             STATEMENT OF OPERATIONS
            FOR THE PERIOD JULY 3, 1995 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1995

INVESTMENT INCOME
   Income:
     Real estate income, net:
       Rental income......................................................................................  $  165,762
                                                                                                            ----------
       Real estate property level expenses and taxes:
         Operating........................................................................................      29,173
         Real estate taxes................................................................................      14,659
                                                                                                            ----------
                                                     Total real estate property level expenses and taxes        43,832
                                                                                                            ----------
                                                                                 Real estate income, net       121,930

     Interest.............................................................................................   2,820,229
     Dividends............................................................................................       8,671
                                                                                                            ----------
                                                                                            TOTAL INCOME     2,950,830
                                                                                                            ----------
   Expenses--Note 3:
     Investment advisory..................................................................................     228,136
     Administrative.......................................................................................      66,320
     Mortality and expense risk charges...................................................................       8,291
     Liquidity guarantee charges..........................................................................       8,291
                                                                                                            ----------
                                                                                          TOTAL EXPENSES       311,038
     Fees paid indirectly.................................................................................        (605)
                                                                                                            ----------
                                                                                            NET EXPENSES       310,433
                                                                                                            ----------
                                                                                  INVESTMENT INCOME, NET     2,640,397
                                                                                                            ----------
REALIZED AND UNREALIZED
   GAIN ON INVESTMENTS
     Net realized gain on investments.....................................................................      15,865
     Net change in unrealized appreciation
       on investments ....................................................................................      19,738
                                                                                                            ----------
                                                         NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS        35,603
                                                                                                            ----------
                                                    NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS    $2,676,000
                                                                                                            ==========


                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                       STATEMENT OF CHANGES IN NET ASSETS
            FOR THE PERIOD JULY 3, 1995 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1995


FROM OPERATIONS
   Investment income, net.................................................................................  $  2,640,397
   Net realized gain on investments.......................................................................        15,865
   Net change in unrealized appreciation
     on investments.......................................................................................        19,738
                                                                                                            ------------
                                                                              NET INCREASE IN NET ASSETS
                                                                              RESULTING FROM OPERATIONS        2,676,000
                                                                                                            ------------
FROM PARTICIPANT TRANSACTIONS
   TIAA seed money contributed--Note 1....................................................................   100,000,000
   Premiums...............................................................................................       500,421
   Disbursements and transfers:
     Net transfers from TIAA..............................................................................     2,901,675
     Net transfers from CREF Accounts.....................................................................    14,204,597
     Annuity and other periodic payments..................................................................          (718)
     Withdrawals..........................................................................................       (23,630)
                                                                                                             ------------
                                                                        INCREASE IN NET ASSETS RESULTING
                                                                        FROM PARTICIPANT TRANSACTIONS         117,582,345
                                                                                                             ------------
                                                                        NET INCREASE IN NET ASSETS            120,258,345
NET ASSETS
   Beginning of period....................................................................................        -
                                                                                                             ------------

   End of period..........................................................................................   $120,258,345
                                                                                                             ============



                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD JULY 3, 1995 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets
     resulting from operations............................................................................  $  2,676,000
   Adjustments to reconcile net increase
     in net assets resulting from operations
     to net cash used in operating activities:
       Increase in investments............................................................................  (117,982,234)
       Increase in receivable from securities transactions................................................   (23,150,000)
       Increase in other assets...........................................................................    (1,648,400)
       Increase in payable for securities transactions....................................................    22,788,035
       Increase in other liabilities......................................................................       131,041
                                                                                                            ------------
                                                                   NET CASH USED IN OPERATING ACTIVITIES    (117,185,558)
                                                                                                            ------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
   TIAA seed money contributed............................................................................   100,000,000
   Premiums...............................................................................................       500,421
   Disbursements and transfers:
     Net transfers from TIAA..............................................................................     2,901,675
     Net transfers from CREF Accounts.....................................................................    14,204,597
     Annuity and other periodic payments..................................................................          (718)
     Withdrawals..........................................................................................       (23,630)
                                                                                                            ------------
                                                           NET CASH PROVIDED BY PARTICIPANT TRANSACTIONS     117,582,345
                                                                                                            ------------

                                                                                    NET INCREASE IN CASH         396,787
CASH

   Beginning of period.....................................................................................         -
                                                                                                            ------------
   End of period........................................................................................... $    396,787
                                                                                                            ============


                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                          NOTES TO FINANCIAL STATEMENTS

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995 under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the pro rata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. At December 31, 1995, amounts retained by TIAA in the Account remained at 1,000,000 units with a total value of $102,565,900.

TIAA will redeem a portion of its seed money Accumulation Units monthly (at the net asset value at the time of redemption), according to a five year repayment schedule approved by the State of New York Insurance Department. This schedule requires TIAA to begin redeeming the seed money Accumulation Units on October 2, 1997, or on the date the Account's assets first reach $200 million, whichever comes first.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account will also invest in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses and capital expenditures and to make benefit payments.

TIAA employees, under the direction of TIAA's Board of Trustees and its Mortgage Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are subject to review by the Account's independent fiduciary, Institutional Property Consultants, Inc. TIAA also provides all portfolio accounting and related services for the Account. TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA which is registered with the Commission as a broker-dealer and is a member of the National

Association  of  Securities   Dealers,   Inc.,   provides   administrative   and
distribution services pursuant to a Distribution and Administrative Services Agreement with the Account.


Note 2--Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Account, which are in conformity with generally accepted accounting principles.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Mortgage Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers will value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers that the Account uses. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA will perform a valuation review of each real estate property on a quarterly basis and will update the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary will review and approve any such valuation adjustments which exceed certain prescribed limits. TIAA will continue to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sales price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices. Short-term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Mortgage Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees paid to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined. Realized gains and losses on real estate transactions are accounted for under the specific identification method.

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and, for short-term money market instruments, includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date. Realized gains and losses on security transactions are accounted for on the average cost basis.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, no federal income taxes are attributable to the net investment experience of the Account.


Note 3--Management Agreements

All services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account, while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

TIAA and Services generally pay directly for all third-party services provided for the benefit of the Account. "Soft-dollar" arrangements for brokerage and other services are generally not utilized by the Account. However, certain custodial fees are reduced based on the level of average cash balances on deposit with a custodian bank during the period. The amount by which custodial fees were reduced under these expense offset agreements is reflected in the accompanying Statement of Operations as "Fees paid indirectly".


Note 4--Real Estate Properties

Had the Account's real estate properties been acquired at the beginning of the current period (July 3, 1995), rental income and real estate property level expenses and taxes would have increased by approximately $2,538,000 and $889,000, respectively. In addition, interest income would have decreased by approximately $1,082,000. Accordingly, the total pro forma effect on the Account's net investment income would have been an increase of approximately $567,000, if the real estate properties had been acquired at the beginning of the period.


Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2015. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

         Years Ending
         December 31,
         ------------
         1996                                        $ 1,653,336
         1997                                          1,653,336
         1998                                          1,638,541
         1999                                          1,513,600
         2000                                          1,461,217
         Thereafter                                    7,673,670
                                                     -----------
         Total                                       $15,593,700
                                                     ===========


Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

                                                                                                       July 3, 1995
                                                                                                      (Commencement
                                                                                                  of Operations) to
                                                                                                  December 31, 1995
                                                                                                 ------------------

Per Accumulation Unit Data:
  Rental income.......................................................................................  $  0.159
  Real estate property level expenses and taxes.......................................................     0.042
                                                                                                        --------
                                                                               Real estate income, net     0.117
  Dividends and interest..............................................................................     2.716
                                                                                                        --------
                                                                                          Total income     2.833
  Expense charges (1).................................................................................     0.298
                                                                                                        --------

                                                                                Investment income, net     2.535
  Net realized and unrealized gain on investments.....................................................     0.031
                                                                                                        --------
Net increase in Accumulation Unit Value...............................................................     2.566

Accumulation Unit Value:
  Beginning of period..................................................................................  100.000
                                                                                                        --------
  End of period........................................................................................ $102.566
                                                                                                        ========



Cumulative total return................................................................................    2.57%
Ratios to Average Net Assets:
  Expenses (1).........................................................................................    0.30%
  Investment income, net...............................................................................    2.51%
Portfolio turnover rate...............................................................................        0%
Thousands of Accumulation Units outstanding
  at end of period.....................................................................................    1,172


(1) Expense charges per Accumulation Unit and the expense ratio to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit would be $0.340 and the expense ratio to Average Net Assets would be 0.34%.

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                    July 3, 1995
                                                                   (Commencement
                                                               of Operations) to
                                                               December 31, 1995
                                                               -----------------

Accumulation Units:
 Credited for premiums and TIAA seed money investment.........        1,004,905
 Credited for net transfers and disbursements.................          167,593

Outstanding:
 Beginning of period..........................................              -
                                                                      ---------
 End of period................................................        1,172,498
                                                                      =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 1995, the Account had outstanding commitments to purchase real estate properties
(subject to various closing conditions) of $23,550,000. Of that amount, a purchase of real estate property totalling $10,050,000 was closed on February 27, 1996.

                            TIAA REAL ESTATE ACCOUNT
                            STATEMENT OF INVESTMENTS
                                DECEMBER 31, 1995



REAL ESTATE PROPERTIES--37.28%

Location                Description                                     Value
--------                -----------                                  -----------
Fridley, Minnesota(1)   Industrial building......................... $ 4,166,787

Orlando, Florida(1)     Apartments..................................  12,490,895

El Paso, Texas(2)       Industrial building.........................   4,431,166

Atlanta, Georgia(1)     Apartments..................................  15,574,647

Ocoee, Florida(1)       Shopping center.............................   7,326,170
                                                                     -----------


         TOTAL REAL ESTATE PROPERTIES
          (Cost $43,989,665)........................................  43,989,665
                                                                      ----------

(1) Fee interest
(2) Leasehold interest

MARKETABLE SECURITIES--62.72%

Shares         Issuer                                                   Value
------         ------                                                  --------
REAL ESTATE INVESTMENT TRUST--.37%:

15,000   Reckson Associates Realty................................      440,625
                                                                       --------
         TOTAL REAL ESTATE INVESTMENT TRUST
         (Cost $402,000)..........................................      440,625
                                                                       --------


                       See notes to financial statements.

Par Value      Issuer                                                  Value
---------      ------                                              ------------
COMMERCIAL PAPER--18.17%:

14,360,000     AT&T Capital Corporation
                5.64% 02/01/96...................................  $ 14,285,025
 7,150,000     Corporate Asset Funding Company, Inc.
                5.80% 01/02/96...................................     7,148,022
                                                                   ------------
         TOTAL COMMERCIAL PAPER
          (Amortized cost $21,439,106)...........................    21,433,047
                                                                   ------------

GOVERNMENT AGENCIES--44.18%:

 5,930,000  Federal Home Loan Bank
            5.60% 01/08/96.......................................     5,922,505
15,700,000  Federal Home Loan Bank
            5.48% 01/22/96.......................................    15,645,015
 5,000,000  Federal Home Loan Bank
            5.38% 02/22/96.......................................     4,958,793
25,670,000  Federal National Mortgage Association
            5.67% 01/19/96.......................................    25,592,584
                                                                     ----------
         TOTAL GOVERNMENT AGENCIES
          (Amortized cost $52,131,725)...........................    52,118,897
                                                                     ----------

TOTAL MARKETABLE SECURITIES
 (Amortized cost $73,972,831)....................................    73,992,569
                                                                   ------------
TOTAL INVESTMENTS
 (Amortized cost $117,962,496)...................................  $117,982,234
                                                                   ============



                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                        Schedule III - Real Estate Owned
                                December 31, 1995

                                                                                                  Costs
                                                              Initial Cost      Capitalized      Value at           Year
                                     Encum-    to Acquire     Subsequent        December 31,   Construction         Dated
Description                          brances    Property      to Acquisition        1995        Completed          Acquired
-----------                          -------   ----------     --------------    -----------    ------------        --------
River Road Distribution Center         $-0-    $ 4,166,787        $-0-           $ 4,166,787       1995            11/22/95
Industrial Building
Fridley, Minnesota (1)

The Greens At Metrowest                 -0-     12,490,895         -0-            12,490,895       1990            12/15/95
Apartments
Orlando, Florida (1)

Butterfield Industrial Park             -0-      4,431,166         -0-             4,431,166       1980            12/22/95
Industrial Building
El Paso, Texas (2)

Brixworth Apartments                    -0-     15,574,647         -0-            15,574,647       1989            12/28/95
Apartments
Atlanta, Georgia (1)

Plantation Grove Shopping Center        -0-      7,326,170         -0-             7,326,170       1995            12/28/95
Shopping Center
Ocoee, Florida (1)
                                      -----   ------------        -----         ------------
                                      $ -0-   $ 43,989,665        $ -0-         $ 43,989,665
                                      =====   ============        =====         ============

(1)  Fee interest
(2)  Leasehold interest


Reconciliation of investment property owned:
Balance at beginning of period ......................               $       -
    Acquisitions                                                     43,989,665
    Capital improvements and carrying costs                                   -
                                                                   ------------
Balance at end of period                                            $43,989,665
                                                                   ============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:


Trustees

David Alexander,   63.
American Secretary, Rhodes Scholarship Trust, and Trustees' Professor, Pomona College. Formerly, President, Pomona College, until 1991.

Marcus Alexis, 64.
Board of Trustees, Professor of Economics and Professor of Management and Strategy, Northwestern University.

A. Howard Amon, Jr., 68.
Retired Vice President and Director of Real Estate, J. C. Penney,
Inc.

Jenne K. Britell, 53.
Executive Vice President, since June 1995, and Chief Lending Officer and General Manager, Mortgage Banking, The Dime Savings Bank of New York, FSB, since 1993. Formerly, Chairman and Chief Executive Officer, HomePower, Inc., from 1990 until 1993, and Chairman of the Management Board, Polish-American Mortgage Bank, Inc. (Warsaw), from June 1992 until April 1993.

Willard T. Carleton, 61.
Karl L. Eller Professor of Finance, College of Business and Public Administra-tion, University of Arizona.

Robert C. Clark, 52.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

Flora Mancuso Edwards, 51.
Professor of English as a Second Language, Middlesex County College, since October 1995. Formerly, President, Middlesex County College until October 1995.

Estelle A. Fishbein, 61.
General Counsel of The Johns Hopkins University since 1975.
Elected Vice President and General Counsel of the University,
April 1991.

Frederick R. Ford, 60.
Executive Vice President and Treasurer, Purdue University.

Ruth Simms Hamilton, 58.
Professor, Department of Sociology and Urban Affairs Programs, and Director, African Diaspora Research Project, Michigan State University.

Dorothy Ann Kelly, O.S.U., 66.
President, College of New Rochelle.

Robert M. O'Neil, 61.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

Leonard S. Simon, 59.
Chairman, President and Chief Executive Officer, RCSB Financial, Inc., since September 1995. Formerly, Chairman and Chief Executive Officer, The Rochester Community Savings Bank, from 1984 until September 1995.

Ronald L. Thompson, 46.
Chairman of the Board and Chief Executive Officer, Midwest Stamping Co. Formerly, Chairman of the Board and President, The GR Group, until 1993.

Paul R. Tregurtha, 60.
Chairman, Chief Executive, and Director, Mormac Marine Group, Inc.; Vice Chairman and Director, The Interlake Steamship Company; Chairman and Director, Moran Transportation Company; and Chairman, MAC Acquisitions, Inc.

Charles J. Urstadt, 67.
Chairman and President, HRE Properties (a real estate investment trust).

William H. Waltrip, 58.
Interim Chairman and Chief Executive Officer, Bausch & Lomb Inc., since January 1996. Chairman and Chief Executive Officer, Technology Solutions Company, since 1993. Formerly, Chairman and Chief Executive Officer, Biggers Brothers, Inc., and Vice Chairman, Unifax, from 1991 until 1993.

Officer-Trustees

John H. Biggs, 59.
Chairman and Chief Executive Officer, TIAA and CREF, since 1993. Formerly, President and Chief Operating Officer, TIAA and CREF.

Thomas W. Jones, 46.
Vice Chairman, TIAA and CREF, since 1995. President and Chief Operating Officer, TIAA and CREF, since 1993. Formerly, Executive Vice President, Finance and Planning, TIAA and CREF.

Martin L. Leibowitz, 59.
Vice Chairman and Chief Investment Officer, TIAA and CREF, since 1995. Formerly, Managing Director -- Director of Research and member of the Executive Committee, Salomon Brothers, Inc.


Other Officers

Richard L. Gibbs, 49.
Executive Vice President, TIAA and CREF, since 1993, and Vice President, TIAA-CREF Investment Management, Inc. ("Investment Management") and Services, since 1992; Executive Vice President, Teachers Advisors, ("Advisors") since 1995. Formerly, Vice President, Finance, TIAA and CREF.

Albert J. Wilson, 63.
Vice President and Chief Counsel, Corporate Secretary, TIAA and CREF, since 1991. Formerly, Vice President, Secretary, and Associate General Counsel, TIAA and CREF.

Richard J. Adamski, 53.

Vice President and Treasurer, TIAA and CREF, since March 1991; Vice President and Treasurer, Investment Management and Services, since 1992; Vice President and Treasurer, Teachers Personal Investors Services, Inc. and Advisors, since 1994. Formerly, Treasurer, TIAA and CREF.


ITEM 11. EXECUTIVE COMPENSATION.

          Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          On July 3, 1995, the Account issued 1,000,000 accumulation units to TIAA, at $100 per unit, in consideration of TIAA's $100 million seed money investment. As of December 31, 1995, TIAA held accumulation units representing 85.3% of the Account's total net assets.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          TIAA's general account plays a significant role in operating the Real Estate Account, including providing seed money, a liquidity guarantee, and investment management and other services.

          Seed Money. On July 3, 1995, TIAA supplied the Account's initial $100 million seed money investment in exchange for one million accumulation units, at $100 per unit. TIAA will redeem a portion of its seed money investment monthly, commencing on the earlier of (1) October 2, 1997, or (2) the date the Account's assets first reach $200 million. TIAA's accumulation units will be redeemed at net asset value at the time of redemption.

          Liquidity Guarantee. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units, subject to Department of Labor approval. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 1995, the Account paid TIAA $8,291 for this liquidity guarantee through a daily deduction from the net assets of the Account.

          Investment Management and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

          For the year ended December 31, 1995, the Account paid TIAA $228,136 for investment management services and $8,291 for mortality and expense risks. For the same period, the Account paid Services $66,320 for its administrative and distribution services.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K.

          (a)     1.  Financial Statements.  See  Item 8  for required financial statements.

          (a)     2.  Financial  Statement  Schedules.  See  Item 8 for required financial statement schedules.

          (a)     3.  Exhibits.

          (1) Form of Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. *

          (3)     (A) Charter of TIAA (as amended) **
                  (B) Bylaws of TIAA (as amended) **

          (4)     (A) Forms  of  RA,  GRA,  GSRA,  SRA, and  IRA Real Estate
                      Account Endorsements *
                  (B) Forms of Income-Paying Contracts *

          (10)    (A) Independent Fiduciary Agreement by and among TIAA, the
                      Registrant, and Institutional Property
                      Consultants, Inc. *
                  (B) Custodial  Services  Agreement by and between TIAA and
                      Morgan Guaranty Trust Company of New York with respect to the Real Estate Account *

          (27) (A) Financial Data Schedule of the Account's Financial Statements for the period ended December 31, 1995

          (b) Reports on 8-K. The Account filed reports on Form 8-K on January 3, 1996 and on March 1, 1996 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

--------------------

*  Incorporated herein by reference to Pre-Effective Amendment
No. 1 to the Account's Registration Statement on Form S-1 filed
September 19, 1995 (File No. 33-92990).

** Incorporated herein by reference to the Account's Registration Statement on Form S-1 filed June 1, 1995 (File No. 33-92990).

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA

                                            By:  /s/ Peter C. Clapman
                                                 ------------------------------
                                                 Peter C. Clapman
                                                 Senior Vice President and
                                                 Chief Counsel, Investments



                                                            March 20, 1996
                                                 ------------------------------
                                                                Date

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                       TITLE                            DATE



/s/ John H. Biggs               Chairman of the Board            March 20, 1996
------------------------        and Chief Executive
John H. Biggs                   Officer (Principal
                                Executive Officer)
                                and Trustee


/s/ Thomas W. Jones             Vice Chairman,                   March 20, 1996
------------------------        President and Chief
Thomas W. Jones                 Operating Officer
                                (Principal Financial
                                Officer) and Trustee



/s/ Richard L. Gibbs            Executive Vice President
------------------------        (Principal Accounting Officer)   March 20, 1996
Richard L. Gibbs

Signature of Trustee          Date         Signature of Trustee        Date
--------------------          ----         --------------------        ----


/s/ Martin L. Leibowitz      3/20/96       /s/ Frederick R. Ford       3/20/96
------------------------                   ---------------------
Martin L. Leibowitz                        Frederick R. Ford




/s/ David Alexander          3/20/96       /s/ Ruth Simms Hamilton     3/20/96
------------------------                   ---------------------
David Alexander                            Ruth Simms Hamilton




/s/ Marcus Alexis            3/20/96       /s/ Dorothy Ann Kelly       3/20/96
------------------------                   ---------------------
Marcus Alexis                              Dorothy Ann Kelly, O.S.U.




/s/ A. Howard Amon, Jr.      3/20/96       /s/ Ronald L. Thompson      3/20/96
------------------------                   ---------------------
A. Howard Amon, Jr.                        Ronald L. Thompson




/s/ Jenne K. Britell         3/20/96       /s/ Robert M. O'Neil        3/20/96
------------------------                   ---------------------
Jenne K. Britell                           Robert M. O'Neil




/s/ Willard T. Carleton      3/20/96       /s/ Leonard S. Simon        3/20/96
------------------------                   ---------------------
Willard T. Carleton                        Leonard S. Simon




/s/ Robert C. Clark           3/20/96      /s/ Paul R. Tregurtha       3/20/96
------------------------                   ---------------------
Robert C. Clark                            Paul R. Tregurtha


/s/ Flora Mancuso Edwards     3/20/96      /s/ Charles J. Urstadt      3/20/96
------------------------                   ---------------------
Flora Mancuso Edwards                      Charles J. Urstadt




/s/ Estelle A. Fishbein       3/20/96      /s/ William H. Waltrip      3/20/96
------------------------                   ---------------------
Estelle A. Fishbein                        William H. Waltrip

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
           NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contractowners holding interests in the Account.

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------
27(A)             Financial  Data Schedule of the Account's Financial Statements
                  for the period ended December 31, 1995