Form 10-Q
period 1996-03-31
TIAA REAL ESTATE ACCOUNT
filed 1996-05-10
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to
_____________________

Commission File Number 33-92990

                            TIAA REAL ESTATE ACCOUNT
             (Exact name of registrant as specified in its charter)

                                    NEW YORK
                         (State or other jurisdiction of
                         incorporation or organization)

                                 NOT APPLICABLE
                        (IRS Employer Identification No.)

                           C/O TEACHERS INSURANCE AND
                         ANNUITY ASSOCIATION OF AMERICA
                                730 THIRD AVENUE
                               NEW YORK, NEW YORK
                    (address of principal executive offices)

                                   10017-3206
                                   (Zip code)

                                 (212) 490-9000
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                           No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 1996

- -----------------------------------------------------------------------------
                                                                         Page
                                                                         ----

   Statements of Assets and Liabilities.................................   3

   Statement of Operations..............................................   4

   Statement of Changes in Net Assets...................................   5

   Statement of Cash Flows..............................................   6

   Notes to Financial Statements........................................   7

   Statement of Investments.............................................  13

                            TIAA REAL ESTATE ACCOUNT

                      STATEMENTS OF ASSETS AND LIABILITIES



                                                    March 31,       December 31,
                                                      1996              1995
                                                  ----------        ------------
                                                  (Unaudited)

ASSETS

 Investments, at value:
  Real estate properties
   (Cost: $67,598,241 and $43,989,665).........  $ 67,682,922       $ 43,989,665
  Marketable securities
   (Amortized cost: $77,789,647 and
    $73,972,831)...............................    77,716,150         73,992,569

 Cash..........................................        --                396,787

 Receivable from securities transactions.......    18,230,000         23,150,000

 Other.........................................     1,610,506          1,648,400
                                                 ------------       ------------
                                  TOTAL ASSETS    165,239,578        143,177,421
                                                 ------------       ------------



LIABILITIES

 Payable for securities transactions..........     18,284,952         22,788,035

 Other........................................      1,194,889            131,041
                                                 ------------       ------------
                           TOTAL LIABILITIES       19,479,841         22,919,076
                                                 ------------       ------------

NET ASSETS

 Accumulation Fund...........................     145,694,176        120,258,345

 Annuity Fund................................          65,561            --
                                                 ------------       ------------
                            TOTAL NET ASSETS     $145,759,737       $120,258,345
                                                 ============       ============



NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7..................       1,396,994          1,172,498
                                                    =========          =========
NET ASSET VALUE,
 PER ACCUMULATION UNIT--Note 6...............         $104.29            $102.57
                                                      =======            =======

                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT

                       STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996



INVESTMENT INCOME

 Income:

  Real estate income, net:

   Rental income..............................................      $1,661,865
                                                                    ----------
   Real estate property level expenses and taxes:

    Operating expenses........................................         317,871

    Real estate taxes.........................................         192,519
                                                                    ----------
           Total real estate property level expenses and taxes         510,390
                                                                    ----------
                                       Real estate income, net       1,151,475

  Interest....................................................       1,146,347

  Dividends...................................................          10,000
                                                                    ----------
                                                  TOTAL INCOME       2,307,822

Expenses--Note 3:

 Investment advisory..........................................          44,558

 Administrative...............................................          75,176

 Mortality and expense risk charges...........................           3,407

 Liquidity guarantee charges..................................           1,704
                                                                    ----------
                                                TOTAL EXPENSES         124,845

 Fees paid indirectly.........................................            (237)
                                                                    ----------
                                                  NET EXPENSES         124,608
                                                                    ----------
                                        INVESTMENT INCOME, NET       2,183,214
                                                                    ----------



REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS


  Net realized gain on marketable securities..................          40,605
                                                                    ----------

  Net change in unrealized appreciation (depreciation) on:
   Real estate properties.....................................          84,681
   Marketable securities......................................         (93,235)
                                                                    ----------

                         Net change in unrealized appreciation          (8,554)
                                                                    ----------

               NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS          32,051
                                                                    ----------

          NET INCREASE IN NET ASSETS RESULTING FROM OPERATION       $2,215,265
                                                                    ==========


                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT

                 STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996



FROM OPERATIONS

 Investment income, net......................................     $  2,183,214

 Net realized gain on marketable securities..................           40,605

 Net change in unrealized appreciation
  on investments.............................................           (8,554)
                                                                  ------------
                                   NET INCREASE IN NET ASSETS
                                    RESULTING FROM OPERATIONS        2,215,265
                                                                  ------------




FROM PARTICIPANT TRANSACTIONS

 Premiums....................................................        1,316,540

 Disbursements and transfers:

  Net transfers from TIAA....................................        1,841,054

  Net transfers from CREF Accounts...........................       20,205,764

  Annuity and other periodic payments........................           (1,334)

  Withdrawals................................................          (49,219)

  Death benefits.............................................          (26,678)
                                                                  ------------
                            INCREASE IN NET ASSETS RESULTING
                               FROM PARTICIPANT TRANSACTIONS        23,286,127
                                                                  ------------

                                  NET INCREASE IN NET ASSETS        25,501,392
NET ASSETS

 Beginning of period.........................................      120,258,345
                                                                 -------------


 End of period...............................................     $145,759,737
                                                                  ============

                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT

                       STATEMENT OF CASH FLOWS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996




CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets
  resulting from operations..................................    $ 2,215,265

 Adjustments to reconcile net increase
  in net assets resulting from operations to net cash used in operating activities:

   Increase in investments...................................    (27,416,838)

   Decrease in receivable from securities transactions.......      4,920,000

   Decrease in other assets..................................         37,894

   Decrease in payable for securities transactions...........     (4,503,083)

   Increase in other liabilities.............................      1,063,848
                                                                 -----------
                         NET CASH USED IN OPERATING ACTIVITIES   (23,682,914)
                                                                 -----------


CASH FLOWS FROM PARTICIPANT TRANSACTIONS

 Premiums....................................................      1,316,540

 Disbursements and transfers:

  Net transfers from TIAA....................................      1,841,054

  Net transfers from CREF Accounts...........................     20,205,764

  Annuity and other periodic payments........................         (1,334)

  Withdrawals................................................        (49,219)

  Death benefits.............................................        (26,678)
                                                                 -----------
                NET CASH PROVIDED BY PARTICIPANT TRANSACTIONS     23,286,127
                                                                 -----------
                                         NET DECREASE IN CASH       (396,787)

CASH

 Beginning of period.........................................        396,787
                                                                 -----------

 End of period...............................................    $     --
                                                                 ===========

                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995 under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the pro rata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. At March 31, 1996, amounts retained by TIAA in the Account remained at 1,000,000 units with a total value of $104,291,200.

TIAA will redeem a portion of its seed money Accumulation Units monthly (at the net asset value at the time of redemption), according to a five year repayment schedule approved by the State of New York Insurance Department. This schedule requires TIAA to begin redeeming the seed money Accumulation Units on October 2, 1997, or on the date the Account's net assets reach $200 million, whichever comes first.

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


Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased in 1996 been acquired at the beginning of the current period (January 1, 1996), rental income and real estate property level expenses and taxes would have increased by approximately $612,000 and $172,000, respectively. In addition, interest income would have decreased by approximately $273,000. Accordingly, the total pro forma effect on the Account's net investment income would have been an increase of approximately $167,000, if the real estate properties acquired during 1996 had been acquired at the beginning of the period.


Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2015. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

         Years Ending
         December 31,
         ------------
         1996                                        $ 4,113,000
         1997                                          3,971,000
         1998                                          3,814,000
         1999                                          3,558,000
         2000                                          3,149,000
         Thereafter                                   17,398,000
                                                     -----------
         Total                                       $36,003,000
                                                     ===========


Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

                                                                  July 3, 1995
                                               For the Three     (Commencement
                                                Months Ended   of Operations) to
                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
Per Accumulation Unit Data:
 Rental income................................    $  1.293           $  0.159
 Real estate property
  level expenses and taxes....................        .397              0.042
                                                  --------           --------
                       Real estate income, net        .896              0.117
 Dividends and interest.......................        .900              2.716
                                                  --------           --------
                                  Total income       1.796              2.833
 Expense charges (1)..........................        .097              0.298
                                                  --------           --------
                        Investment income, net       1.699              2.535
 Net realized and unrealized gain
  on investments..............................        .026              0.031
                                                  --------           --------
Net increase in Accumulation Unit Value.......       1.725              2.566

Accumulation Unit Value:
 Beginning of period..........................     102.566            100.000
                                                  --------           --------
 End of period................................    $104.291           $102.566
                                                  ========           ========

Total return..................................        1.68%              2.57%
Ratios to Average Net Assets:
 Expenses (1).................................         .09%              0.30%
 Investment income, net.......................        1.65%              2.51%
Portfolio turnover rate.......................           0%                 0%
Thousands of Accumulation Units
 outstanding at end of period.................       1,397              1,172


(1) Expense charges per Accumulation Unit and the expense ratio to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the three months ended March 31, 1996 would be $0.494 ($0.340 for the period July 3, 1995 through December 31, 1995) and the expense ratio to Average Net Assets for the three months ended March 31, 1996 would be 0.48% (0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                 July 3, 1995
                                              For the Three     (Commencement
                                               Months Ended   of Operations) to
                                              March 31, 1996  December 31, 1995
                                              --------------  -----------------
Accumulation Units:

 Credited for premiums
  and TIAA seed money investment............      12,726            1,004,905
 Credited for net transfers
  and disbursements.........................     211,770              167,593

Outstanding:
 Beginning of period........................   1,172,498               --
                                              ----------           ----------
 End of period..............................   1,396,994            1,172,498
                                              ==========           ==========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 1996, the Account had outstanding commitments to purchase real estate properties (subject to various closing conditions) of approximately $25.5 million.

                            TIAA REAL ESTATE ACCOUNT

                      STATEMENT OF INVESTMENTS (Unaudited)
                                 MARCH 31, 1996



REAL ESTATE PROPERTIES--46.55%

    Location                                Description                Value
    --------                                -----------                -----

Fridley, Minnesota(1)           Industrial building................ $ 4,150,475
Orlando, Florida(1)             Apartments.........................  12,513,328
El Paso, Texas(2)               Industrial building................   4,500,325
Atlanta, Georgia(1)             Apartments.........................  15,658,163
Ocoee, Florida(1)               Shopping center....................   7,339,685
Phoenix, Arizona(1)             Office building....................  10,058,919
Raleigh, North Carolina(1)      Shopping center....................   6,663,681
Raleigh, North Carolina(1)      Shopping center....................   6,798,346
                                                                   ------------
         TOTAL REAL ESTATE PROPERTIES
          (Cost $67,598,241).......................................  67,682,922
                                                                   ------------
- ----------
(1) Fee interest
(2) Leasehold interest





MARKETABLE SECURITIES--53.45%

  Shares      Issuer                                                    Value
  ------      ------                                                    -----

REAL ESTATE INVESTMENT TRUSTS--1.45%:

  23,000      Weeks Corporation....................................     575,000
  25,000      Avalon Properties....................................     537,500
  25,000      CBL & Associates Properties, Inc.....................     528,125
  20,000      Colonial Properties..................................     472,500
                                                                      ---------

         TOTAL REAL ESTATE INVESTMENT TRUSTS
          (Cost $2,171,524).....................................      2,113,125
                                                                      ---------

                       See notes to financial statements.

Par Value                    Issuer                                 Value
- ---------                    ------                                 -----

COMMERCIAL PAPER--50.24%:

$ 3,310,000     AT&T Capital Corporation
                 5.18% 04/01/96................................ $ 3,309,573
  4,925,000     Associates Corporation of America
                 5.43% 04/01/96................................   4,924,433
  8,140,000     Banco Bilboa Vizeaya
                 5.40% 04/04/96................................   8,135,496
 10,000,000     Bell Atlantic Finance
                 5.31% 04/15/96................................   9,976,883
  6,130,000     Cooper Industries
                 5.25% 04/02/96................................   6,128,253
  1,000,000     Dupont (E.I.) De Nemours & Co.
                 5.28% 04/01/96................................     999,877
  2,050,000     Ford Motor Credit Co.
                 5.30% 04/15/96................................   2,045,260
  2,570,000     Ford Motor Credit Co.
                 5.34% 04/15/96................................   2,564,063
  8,385,000     General Motors Acceptance Corp.
                 5.34% 04/10/96................................   8,371,668
  1,000,000     IBM Credit Corp.
                 5.32% 04/08/96................................     998,757
  8,150,000     Merrill Lynch & Co.
                 5.16% 04/01/96................................   8,148,940
  7,500,000     Pitney Bowes Credit
                 5.23% 05/15/96................................   7,448,814
 10,000,000     Xerox Corp.
                 5.20% 04/03/96................................   9,995,778
                                                               ------------
         TOTAL COMMERCIAL PAPER
          (Amortized cost $73,062,172).......................... 73,047,795
                                                               ------------


GOVERNMENT AGENCIES--1.76%:

  2,565,000           Federal National Mortgage Association
                       5.08% 04/26/96.......................      2,555,230
                                                               ------------
         TOTAL GOVERNMENT AGENCIES
          (Amortized cost $2,555,951).......................      2,555,230
                                                               ------------



TOTAL MARKETABLE SECURITIES
 (Amortized cost $77,789,647)...............................     77,716,150
                                                               ------------


TOTAL INVESTMENTS--100.00%
 (Amortized cost $145,387,888)..............................   $145,399,072
                                                               ============

                       See notes to financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     The TIAA Real Estate Account (the "Account") began operating on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

     The Account's first real estate acquisition closed on November 22, 1995. Through March 31, 1996, the Account acquired a total of eight real estate properties, including two industrial properties, three neighborhood shopping centers, one office property and two apartment complexes. The Account is in various stages of negotiations with a number of prospective sellers for additional real estate purchases.

Results of Operations

     For the quarter ended March 31, 1996, the Account's net investment income, after deduction of all expenses, was $2,183,214. In addition, the Account had net realized and unrealized gains on investments of $32,051. This resulted in a total return of 1.68% for the three months ended March 31, 1996 and a cumulative total return of 3.02% for the period from October 2, 1995 (the initial effective date of the Account's registration statement) to March 31, 1996. Approximately half of the Account's investment income received during this quarter was generated by short-term investments. However, as the Account approaches its goal of being approximately 70% to 80% invested in real estate, the Account's future investment income will be affected to a greater degree by its real estate holdings. Assuming little change in current economic conditions, this increase in real estate holdings should have a positive impact on the Account's total return.

     Gross real estate income for the quarter ended March 31, 1996 was $1,661,865. Interest income on the Account's short-term investments totaled $1,146,347 and its dividend income totaled $10,000 for the same period. Total property-level expenses for the quarter were $510,390, of which $192,519 were attributable to real estate taxes and $317,871 to other operating expenses. The Account also incurred expenses for the quarter of $44,558 for investment management services provided by TIAA, $75,176 for administrative and distribution services provided by TIAA-CREF Individual and Institutional Services, Inc., and $5,111 for the mortality and expense risks and liquidity guarantee provided by TIAA.

Liquidity and Capital Resources

     In addition to TIAA's initial $100 million seed money investment, the Account has received over $40.9 million in premiums and net participant transfers from accumulations in other TIAA and CREF accounts since it commenced operations through March 31, 1996, and has earned $4,823,611 in net investment income. Real estate properties costing $67.6 million have been purchased through March 31, 1996. At March 31, 1996, the Account's liquid assets (i.e., its short-term investments) were $77,716,150. Much of this amount will be used by the Account to purchase additional suitable real estate properties. The remaining assets will continue to be invested in short-term instruments to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

     If the Account's cash flow from operating activities and participant transactions is not enough to meet its cash needs including redemption requests, the Account will fund redemptions by having TIAA's general account purchase liquidity units, in accordance with the liquidity guarantee.

     TIAA will begin redeeming the accumulation units related to its seed money investment on October 2, 1997, or the date the Account's net assets reach $200 million, whichever comes first. After that, TIAA will redeem a portion of the accumulation units related to its seed money investment monthly, according to a five-year repayment schedule approved by the New York Insurance Department.

     No major capital expenditures for any of the properties purchased through March 31, 1996 were made or are expected to be made in 1996. There are no leases expiring in the industrial or office properties in 1996 and only a small portion of the leased space in the neighborhood shopping centers is due to expire in 1996. We do not expect the Account to incur any major construction costs or leasing commissions in order to re-lease that space. For the apartment complexes, we expect the Account to incur only routine recurring costs to re-lease apartments that become vacant, i.e. painting and carpet cleaning or replacement.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         There are no material current or pending legal proceedings that the Account is a party to, or to which the Account's assets are subject.

Item 2.  CHANGES IN SECURITIES.

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

Item 5.  OTHER INFORMATION.

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS

    (3)  (A)   Charter of TIAA (as amended)*
         (B)   Bylaws of TIAA (as amended)*

    (4)  (A)   Forms  of RA,  GRA,  GSRA,  SRA,  and  IRA  Real  Estate  Account
               Endorsements*
         (B)   Forms of Income-Paying Contracts*

    (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc.*
         (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account*
         (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))*
    (27) Financial Data Schedule of the Account's Financial Statements for the three months ended March 31, 1996
- --------------------
* Incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

   (b) REPORTS ON 8-K. The Account filed reports on Form 8-K on January 3, 1996 and on March 1, 1996 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 10, 1996
                                    TIAA REAL ESTATE ACCOUNT

                                    By:     TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA

                                    By:     /s/ Peter C. Clapman
                                            -------------------------------
                                            Peter C. Clapman
                                            Senior Vice President and
                                            Chief Counsel, Investments



DATE: May 10, 1996
                                    By:     /s/ Richard L. Gibbs
                                            -------------------------------
                                            Richard L. Gibbs
                                            Executive Vice President
                                            (Principal Accounting Officer)