Form 10-Q
period 1996-06-30
TIAA REAL ESTATE ACCOUNT
filed 1996-08-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

     Yes  [X]            No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 1996

                                                             Page

     Statements of Assets and Liabilities ..................   3

     Statements of Operations ..............................   4

     Statements of Changes in Net Assets ...................   5

     Statements of Cash Flows ..............................   6

     Notes to Financial Statements .........................   7

     Statement of Investments ..............................  13

                            TIAA REAL ESTATE ACCOUNT
                      STATEMENTS OF ASSETS AND LIABILITIES



                                                                    June 30,           December 31,
                                                                      1996                 1995
                                                                  ------------        -------------
                                                                   (Unaudited)
ASSETS

 Investments, at value:
  Real estate properties
   (Cost: $85,317,574 and $43,989,665) .......................    $ 85,885,380        $ 43,989,665

  Marketable securities
   (Amortized cost: $82,753,934
    and $73,972,831) .........................................      82,854,516          73,992,569

 Cash ........................................................         346,203             396,787

 Receivable from securities transactions .....................      10,700,000          23,150,000

 Other .......................................................       2,456,867           1,648,400
                                                                  ------------        ------------
                                                  TOTAL ASSETS     182,242,966         143,177,421
                                                                  ------------        ------------

LIABILITIES

 Payable for securities transactions .........................      10,832,809          22,788,035

 Other .......................................................       2,341,829             131,041
                                                                  ------------        ------------
                                             TOTAL LIABILITIES      13,174,638          22,919,076
                                                                  ------------        ------------
NET ASSETS

 Accumulation Fund ...........................................     166,106,139         120,258,345

 Annuity Fund ................................................       2,962,189              --
                                                                  ------------        ------------
                                              TOTAL NET ASSETS    $169,068,328        $120,258,345
                                                                  ============        ============

NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7 ..................................       1,561,082           1,172,498
                                                                  ============        ============
NET ASSET VALUE,
 PER ACCUMULATION UNIT--Note 6 ...............................         $106.40             $102.57
                                                                  ============        ============


                See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      STATEMENTS OF OPERATIONS (Unaudited)


                                                       For the Three     For the Six
                                                        Months Ended     Months Ended
                                                       June 30, 1996     June 30, 1996
                                                       -------------     -------------
INVESTMENT INCOME

 Income:

  Real estate income, net:

   Rental income ..................................       $2,271,715        $3,933,580
                                                          ----------        ----------
   Real estate property level expenses and
    taxes:

    Operating expenses ............................          511,017           828,888

    Real estate taxes .............................          212,886           405,405
                                                          ----------        ----------
                         Total real estate property
                           level expenses and taxes          723,903         1,234,293
                                                          ----------        ----------

                            Real estate income, net        1,547,812         2,699,287
  Interest ........................................        1,137,192         2,283,539

  Dividends .......................................           50,825            60,825
                                                          ----------        ----------
                                       TOTAL INCOME        2,735,829         5,043,651
                                                          ----------        ----------

Expenses--Note 3:

 Investment advisory ..............................          136,267           180,588

 Administrative ...................................           48,135           123,311

 Mortality and expense risk charges ...............           14,687            18,094

 Liquidity guarantee charges ......................             (901)              803
                                                          ----------        ----------
                                     TOTAL EXPENSES          198,188           322,796
                                                          ----------        ----------
                             INVESTMENT INCOME, NET        2,537,641         4,720,855
                                                          ----------        ----------
REALIZED AND UNREALIZED
 GAIN ON INVESTMENTS

  Net realized gain (loss) on
   marketable securities ..........................             (370)           40,235
                                                          ----------        ----------
  Net change in unrealized appreciation on:
   Real estate properties .........................          483,125           567,806
   Marketable securities ..........................          174,079            80,844
                                                          ----------        ----------

              Net change in unrealized appreciation          657,204           648,650
                                                          ----------        ----------
                        NET REALIZED AND UNREALIZED
                                GAIN ON INVESTMENTS          656,834           688,885
                                                          ----------        ----------
                         NET INCREASE IN NET ASSETS
                          RESULTING FROM OPERATIONS       $3,194,475        $5,409,740
                                                          ==========        ==========

                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                         For the Three    For the Six
                                                          Months Ended    Months Ended
                                                         June 30, 1996    June 30, 1996
                                                         -------------    -------------
FROM OPERATIONS

 Investment income, net .............................     $  2,537,641    $  4,720,855

 Net realized gain (loss) on
  marketable securities .............................             (370)         40,235

 Net change in unrealized appreciation
  on investments ....................................          657,204         648,650
                                                          ------------    ------------
                           NET INCREASE IN NET ASSETS
                            RESULTING FROM OPERATIONS        3,194,475       5,409,740
                                                          ------------    ------------

FROM PARTICIPANT TRANSACTIONS

 Premiums ...........................................        1,735,461       3,052,001

 Disbursements and transfers:

  Net transfers from TIAA ...........................        2,494,392       4,335,446

  Net transfers from CREF Accounts ..................       16,068,204      36,273,968

  Annuity and other periodic payments ...............          (41,036)        (42,370)

  Withdrawals .......................................         (142,905)       (192,124)

  Death benefits ....................................             --           (26,678)
                                                          ------------    ------------
                     INCREASE IN NET ASSETS RESULTING
                        FROM PARTICIPANT TRANSACTIONS       20,114,116      43,400,243
                                                          ------------    ------------
                           NET INCREASE IN NET ASSETS       23,308,591      48,809,983
NET ASSETS

 Beginning of period ................................      145,759,737     120,258,345
                                                          ------------    ------------
 End of period ......................................     $169,068,328    $169,068,328
                                                          ============    ============

                       See notes to financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                         For the Three    For the Six
                                                          Months Ended    Months Ended
                                                         June 30, 1996    June 30, 1996
                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets
  resulting from operations ...........................   $  3,194,475    $  5,409,740

 Adjustments to reconcile net increase
  in net assets resulting from operations
  to net cash used in operating activities:

   Increase in investments ............................    (23,340,824)    (50,757,662)

   Decrease in receivable from securities
     transactions .....................................      7,530,000      12,450,000

   Increase in other assets ...........................       (846,361)       (808,467)

   Decrease in payable for securities
     transactions .....................................     (7,452,143)    (11,955,226)

   Increase in other liabilities ......................      1,146,940       2,210,788
                                                          ------------    ------------
                  NET CASH USED IN OPERATING ACTIVITIES    (19,767,913)    (43,450,827)
                                                          ------------    ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS

 Premiums .............................................      1,735,461       3,052,001

 Disbursements and transfers:

  Net transfers from TIAA .............................      2,494,392       4,335,446

  Net transfers from CREF Accounts ....................     16,068,204      36,273,968

  Annuity and other periodic payments .................        (41,036)        (42,370)

  Withdrawals .........................................       (142,905)       (192,124)

  Death benefits ......................................           --           (26,678)
                                                          ------------    ------------
                                   NET CASH PROVIDED BY
                               PARTICIPANT TRANSACTIONS     20,114,116      43,400,243
                                                          ------------    ------------

                        NET INCREASE (DECREASE) IN CASH        346,203         (50,584)
CASH

 Beginning of period ..................................           --           396,787
                                                          ------------    ------------
 End of period ........................................   $    346,203    $    346,203
                                                          ============    ============

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

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the pro rata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. At June 30, 1996, amounts retained by TIAA in the Account remained at 1,000,000 Accumulation Units with a total value of $106,404,500.

TIAA will redeem a portion of its seed money Accumulation Units monthly (at the net asset value at the time of redemption), according to a five year repayment schedule approved by the State of New York Insurance Department. This schedule requires TIAA to begin redeeming the seed money Accumulation Units on October 2, 1997, or on the date the Account's net assets first reach $200 million, whichever comes first.

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Mortgage Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers that the Account uses. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

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

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased in 1996 been acquired at the beginning of the current period (January 1, 1996), rental income and real estate property level expenses and taxes for the six months ended June 30, 1996 would have increased by approximately $1,532,000 and $615,000, respectively. In addition, interest income for the six months ended June 30, 1996 would have decreased by approximately $746,000. Accordingly, the total pro forma effect on the Account's net investment income for the six months ended June 30, 1996 would have been an increase of approximately $171,000, if the real estate properties acquired during 1996 had been acquired at the beginning of the period.

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

                                                                 July 3, 1995
                                               For the Six      (Commencement
                                               Months Ended   of Operations) to
                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------
                                                (Unaudited)

Per Accumulation Unit Data:
 Rental income ..................................  $  2.819        $  0.159
 Real estate property
  level expenses and taxes ......................      .884           0.042
                                                   --------        --------
                          Real estate income, net     1.935           0.117
 Dividends and interest .........................     1.680           2.716
                                                   --------        --------
                                     Total income     3.615           2.833
 Expense charges (1) ............................      .231           0.298
                                                   --------        --------
                           Investment income, net     3.384           2.535
 Net realized and unrealized
  gain on investments ...........................      .455           0.031
                                                   --------        --------
Net increase in
 Accumulation Unit Value ........................     3.839           2.566

Accumulation Unit Value:
 Beginning of period ............................   102.566         100.000
                                                   --------        --------
 End of period ..................................  $106.405        $102.566
                                                   ========        ========


Total return ....................................     3.74%           2.57%
Ratios to Average Net Assets:
 Expenses (1)  ..................................      .22%           0.30%
 Investment income, net .........................     3.26%           2.51%
Portfolio turnover rate:
 Real estate properties .........................        0%              0%
 Securities .....................................    19.67%              0%
Thousands of Accumulation Units
 outstanding at end of period ...................     1,561           1,172

(1) Expense charges per Accumulation Unit and the Expenses Ratio to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the six months ended June 30, 1996 would be $1.115 ($0.340 for the period July 3, 1995 through December 31, 1995) and the Expenses Ratio to Average Net Assets for the six months ended June 30, 1996 would be 1.07% (0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                              July 3, 1995
                                            For the Six      (Commencement
                                            Months Ended   of Operations) to
                                           June 30, 1996    December 31, 1995
                                           -------------   ------------------
                                            (Unaudited)
Accumulation Units:

 Credited for premiums
   and TIAA seed money investment .......       29,214          1,004,905
 Credited for net transfers
   and disbursements ....................      359,370            167,593

 Outstanding:
  Beginning of period ...................    1,172,498               --
                                             ---------          ---------
  End of period .........................    1,561,082          1,172,498
                                             =========          =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 1996, the Account had outstanding commitments to purchase real estate properties (subject to various closing conditions) of approximately $20.5 million. Of that amount, a purchase of real estate property totalling approximately $13.0 million was closed in July 1996.

                            TIAA REAL ESTATE ACCOUNT
                      STATEMENT OF INVESTMENTS (Unaudited)
                                  JUNE 30, 1996

REAL ESTATE PROPERTIES--50.90%

    Location                  Description                      Value
    --------                  -----------                      -----
Atlanta, Georgia(1)           Apartments .................  $15,705,000
El Paso, Texas(2)             Industrial building ........    4,500,000
Fridley, Minnesota(1)         Industrial building ........    4,150,000
Littleton, Colorado(1)        Apartments .................   17,664,248
Ocoee, Florida(1)             Shopping center ............    7,365,000
Orlando, Florida(1)           Apartments .................   12,529,106
Phoenix, Arizona(1)           Office building ............   10,500,000
Raleigh, North Carolina(1)    Shopping center ............    6,769,308
Raleigh, North Carolina(1)    Shopping center ............    6,702,718
                                                            -----------

     TOTAL REAL ESTATE PROPERTIES
      (Cost $85,317,574) .................................   85,885,380
                                                            -----------
- ----------
(1) Fee interest
(2) Leasehold interest


MARKETABLE SECURITIES--49.10%


  Shares          Issuer                                       Value
  ------          ------                                       -----

REAL ESTATE INVESTMENT TRUSTS--2.93%:

  30,000   Associated Estates Realty Corporation . . . . .    630,000
  25,000   Avalon Properties, Inc. . . . . . . . . . . . .    543,750
  25,000   Camden Property Trust . . . . . . . . . . . . .    593,750
  29,000   Cali Realty Corporation . . . . . . . . . . . .    703,250
  29,000   CBL & Associates Properties, Inc. . . . . . . .    648,875
  20,000   Colonial Properties Trust . . . . . . . . . . .    485,000
  25,000   Hospitality Properties Trust  . . . . . . . . .    668,750
  26,000   Weeks Corporation . . . . . . . . . . . . . . .    676,000
                                                            ---------

     TOTAL REAL ESTATE INVESTMENT TRUSTS
       (Cost $4,825,683) . . . . . . . . . . . . . . . . .  4,949,375
                                                            ---------


                       See notes to financial statements.

Principal        Issuer, Coupon and Maturity Date                  Value
- ---------        --------------------------------                  -----

COMMERCIAL PAPER--41.53%:

 $6,279,000   Associates Corporation of North America
               5.27% 07/03/96. . . . . . . . . . . . . . . . . $  6,276,007
 10,000,000   Coca-Cola Company
               5.30% 07/29/96. . . . . . . . . . . . . . . . .    9,955,755
  7,650,000   Conagra, Inc.
               5.55% 07/29/96. . . . . . . . . . . . . . . . .    7,615,601
  5,200,000   Dupont (E.I.) De Nemours & Co.
               5.35% 07/24/96. . . . . . . . . . . . . . . . .    5,180,965
  7,320,000   Goldman Sachs Group
               5.33% 08/05/96. . . . . . . . . . . . . . . . .    7,279,826
  4,860,000   Heinz Corporation
               5.36% 07/11/96. . . . . . . . . . . . . . . . .    4,851,742
  4,893,000   Phillip Morris Co.
               5.28% 08/01/96. . . . . . . . . . . . . . . . .    4,869,111
  9,120,000   Schering Corporation
               5.27% 07/16/96. . . . . . . . . . . . . . . . .    9,097,681
  5,000,000   UBS Finance, Inc.
               5.58% 07/01/96. . . . . . . . . . . . . . . . .    4,999,234
 10,000,000   Whirlpool Finance Corporation
               5.38% 08/07/96. . . . . . . . . . . . . . . . .    9,941,545
                                                               ------------
     TOTAL COMMERCIAL PAPER
      (Amortized cost $70,085,407) . . . . . . . . . . . . . .   70,067,467
                                                               ------------

GOVERNMENT AGENCIES--4.64%:

  8,000,000   Federal National Mortgage Association
               5.20% 11/14/96. . . . . . . . . . . . . . . . .    7,837,674
                                                               ------------
     TOTAL GOVERNMENT AGENCIES
      (Amortized cost $7,842,844). . . . . . . . . . . . . . .    7,837,674
                                                               ------------

TOTAL MARKETABLE SECURITIES
 (Amortized cost $82,753,934). . . . . . . . . . . . . . . . .   82,854,516
                                                               ------------

TOTAL INVESTMENTS--100.00%
 (Cost $168,071,508) . . . . . . . . . . . . . . . . . . . . . $168,739,896
                                                               ============


                       See notes to financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

     The TIAA Real Estate Account (the "Account") began operating on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

     The Account's first real estate acquisition closed on November 22, 1995. Through June 30, 1996, the Account acquired a total of nine real estate properties, representing 50.90% of the Account's total investment portfolio, including two industrial properties, three neighborhood shopping centers, one office property and three apartment complexes. The Account purchased an additional shopping center property in early July, 1996. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the desirable properties.

     As of June 30 1996,  49.10% of the  Account's  portfolio  was  invested  in marketable securities. These investments consisted of eight real estate investment trusts (REITs), representing 2.93% of the portfolio, and various short-term instruments, representing 46.17% of the portfolio.

Results of Operations
- ---------------------

     The Account's net investment income, after deduction of all expenses, was $2,537,641 for the three months ended June 30, 1996 and $4,720,855 for the six months ended June 30, 1996. In addition, the Account had net realized and unrealized gains on investments of $656,834 and $688,885 for the three month and six month periods ended June 30, 1996, respectively. Net unrealized gains on real estate properties accounted for approximately 74% and 88% of the net change in unrealized appreciation for those periods. Such gains resulted from the periodic revaluations of the Account's properties, which gains were based, in part, on our experience in operating the properties providing us with better estimates of future income and expenses, and, in part, to increasing prices for certain property types held by the Account. The Account's total return was 2.03% and 3.74% for the three month and six month periods ended June 30, 1996, respectively, and its cumulative total return was 5.11% for the period from October 2, 1995 (the initial effective date of the Account's registration statement) to June 30, 1996.

     Approximately 57% of the Account's total investment income received during the quarter ended June 30, 1996 was generated by the Account's real estate holdings, with the remainder generated by marketable securities investments. However, as the Account approaches its goal of being approximately 70% to 80% invested in real estate, the Account's future investment income will be affected to a greater degree by its real estate holdings. Assuming little change in current economic conditions, this anticipated increase in real estate holdings should have a positive impact on the Account's total return.

     Gross real estate income was $2,271,715 for the three months ended June 30, 1996 and $3,933,580 for the six months ended June 30, 1996. Interest income on the Account's short-term investments for the three month and six month periods ended June 30, 1996 totaled $1,137,192 and $2,283,539, respectively. Dividend income on the Account's investments in REITs totaled $50,825 and $60,825, respectively, for the same periods. Total property-level expenses for the three month period were $723,903, of which $212,886 were attributable to real estate taxes and $511,017 to other operating expenses. Total property-level expenses for the six month period were $1,234,293 of which $405,405 were attributable to real estate taxes and $828,888 to other operating expenses. The Account also incurred expenses for the three month and six month periods ended June 30, 1996 of $136,267 and $180,588, respectively, for investment advisory services provided by TIAA, $48,135 and $123,311, respectively, for administrative and distribution services provided by TIAA-CREF Individual and Institutional Services, Inc. and $13,786 and $18,897, respectively, for the mortality and expense risks assumed and the liquidity guarantee provided by TIAA.

Liquidity and Capital Resources
- -------------------------------

     In addition to TIAA's initial $100 million seed money investment, the Account has received over $61.2 million in premiums and net participant transfers from accumulations in other TIAA and CREF accounts since it commenced operations through June 30, 1996, and has earned $7,361,252 in net investment income. Real estate properties costing $85,317,574 million have been purchased through June 30, 1996. At June 30, 1996, the Account's liquid assets (i.e., its short-term investments, REITs and cash) had a value of $83,200,719. It is anticipated that much of this amount will be used by the Account to purchase additional suitable real estate properties. The remaining assets will continue to be invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

     If the Account's cash flows from operating activities, participant transactions and liquid investments are not enough to meet its cash needs including redemption requests, TIAA's general account will purchase liquidity units in accordance with the liquidity guarantee.

     TIAA has agreed to begin redeeming the Accumulation Units related to its seed money investment on October 2, 1997, or on the date the Account's net assets reach $200 million, whichever comes first. We expect the Account's net assets to reach the $200 million threshold shortly. At such time, TIAA will begin redeeming a portion of the Accumulation Units related to its seed money investment monthly, according to a five-year repayment schedule approved by the New York Insurance Department.

     No major capital expenditures for any of the properties purchased through June 30, 1996 have been made or are expected to be made in 1996. There are no leases expiring in the industrial or office properties in 1996 and only a small portion of the leased space in the neighborhood shopping centers is due to expire in 1996. We do not expect the Account to incur any major construction costs or leasing commissions in order to re-lease that space. For the apartment complexes, we expect the Account to incur only routine recurring costs to re-lease apartments that become vacant, i.e. painting and carpet cleaning or replacement.

Effects of Inflation
- --------------------

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBITS

   (3)  (A)  Charter of TIAA (as amended) *
        (B)  Bylaws of TIAA (as amended)

   (4)  (A)  Forms  of  RA,  GRA,  GSRA,   SRA,  and  IRA  Real  Estate  Account
             Endorsements *
        (B)  Forms of Income-Paying Contracts *

   (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. *

        (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account *

        (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

   (27) Financial Data Schedule of the Account's Financial Statements for the three months ended June 30, 1996

- ----------

* Incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

        (b) REPORTS ON 8-K. The Account filed reports on Form 8-K on on June 24, 1996 under Item 5 of the form with respect to the acquisition of a property for its portfolio.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 8, 1996
                                             TIAA REAL ESTATE ACCOUNT

                                             By:  TEACHERS INSURANCE AND ANNUITY
                                                  ASSOCIATION OF AMERICA

                                             By:  /s/ Peter C. Clapman
                                                  ------------------------------
                                                  Peter C. Clapman
                                                  Senior Vice President and
                                                  Chief Counsel, Investments



DATE: August 8, 1996
                                             By:  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)