Form 10-Q
period 1996-09-30
TIAA REAL ESTATE ACCOUNT
filed 1996-11-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _____________________


Commission File Number 33-92990 and 333-13477

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

                             Yes  [X]           No  [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                            TIAA REAL ESTATE ACCOUNT
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                                                           Page
                                                                           ----

Consolidated Statements of Assets and Liabilities..........................  3

Consolidated Statements of Operations......................................  4

Consolidated Statements of Changes in Net Assets...........................  5

Consolidated Statements of Cash Flows......................................  6

Notes to Consolidated Financial Statements.................................  7

Consolidated Statement of Investments...................................... 13

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                     September 30,  December 31,
                                                         1996          1995
                                                    -------------   ------------
                                                     (Unaudited)
ASSETS

 Investments, at value:
  Real estate properties
   (Cost: $98,371,240 and $43,989,665).............  $ 99,230,400   $ 43,989,665
  Marketable securities
   (Amortized cost: $115,318,065 and $73,972,831)..   115,860,080     73,992,569

 Cash..............................................     1,351,439        396,787

 Receivable from securities transactions...........    32,500,000     23,150,000

 Other.............................................     3,368,804      1,648,400
                                                     ------------   ------------
                                       TOTAL ASSETS   252,310,723    143,177,421
                                                     ------------   ------------

LIABILITIES

 Payable for securities transactions...............    33,408,229     22,788,035

 Other.............................................     3,330,131        131,041
                                                     ------------   ------------
                                  TOTAL LIABILITIES    36,738,360     22,919,076
                                                     ------------   ------------

NET ASSETS

 Accumulation Fund.................................   212,338,059    120,258,345

 Annuity Fund......................................     3,234,304         --
                                                     ------------   ------------
                                   TOTAL NET ASSETS  $215,572,363   $120,258,345
                                                     ============   ============

NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7........................     1,955,148      1,172,498
                                                        =========      =========

NET ASSET VALUE,
  PER ACCUMULATION UNIT--Note 6....................       $108.60        $102.57
                                                          =======        =======








                 See notes to consolidated financial statements.

                                                      TIAA REAL ESTATE ACCOUNT
                                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                  For the         For the period        For the
                                                                                   Three           July 3, 1995           Nine
                                                                                  Months        (Commencement of         Months
                                                                                   Ended          Operations) to         Ended
                                                                               September 30,      September 30,       September 30,
                                                                                   1996               1995                1996
                                                                              -------------       -------------       -------------
INVESTMENT INCOME
 Income:
  Real estate income, net:
Rental income ..........................................................      $   3,126,286       $        --         $   7,059,866
                                                                              -------------       -------------       -------------
Real estate property level
 expenses and taxes:
  Operating expenses ...................................................            629,046                --             1,457,934
  Real estate taxes ....................................................            243,750                --               649,155
                                                                              -------------       -------------       -------------
                                              Total real estate property
                                                level expenses and taxes            872,796                --             2,107,089
                                                                              -------------       -------------       -------------
                                                 Real estate income, net          2,253,490                --             4,952,777
Interest ...............................................................          1,255,909           1,347,762           3,539,448
Dividends ..............................................................             96,968                --               157,793
                                                                              -------------       -------------       -------------
                                                            TOTAL INCOME          3,606,367           1,347,762           8,650,018
                                                                              -------------       -------------       -------------
Expenses--Note 3:
Investment advisory ....................................................            131,630             110,383             312,218
Administrative and distribution ........................................            157,734                --               281,045
Mortality and expense risk charges .....................................             20,560                --                38,654
Liquidity guarantee charges ............................................                771                --                 1,574
                                                                              -------------       -------------       -------------
                                                          TOTAL EXPENSES            310,695             110,383             633,491
                                                                              -------------       -------------       -------------
                                                  INVESTMENT INCOME, NET          3,295,672           1,237,379           8,016,527
                                                                              -------------       -------------       -------------
REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
 Net realized gain on
  marketable securities ................................................               --                  --                40,235
                                                                              -------------       -------------       -------------
 Net change in unrealized
  appreciation (depreciation) on:
   Real estate properties ..............................................            291,354                --               859,160
   Marketable securities ...............................................            441,433              (6,494)            522,277
                                                                              -------------       -------------       -------------
                                               Net change in unrealized
                                            appreciation (depreciation)             732,787              (6,494)          1,381,437
                                                                              -------------       -------------       -------------
                                            NET REALIZED AND UNREALIZED
                                             GAIN (LOSS) ON INVESTMENTS             732,787              (6,494)          1,421,672
                                                                              -------------       -------------       -------------
                                             NET INCREASE IN NET ASSETS
                                              RESULTING FROM OPERATIONS       $   4,028,459       $   1,230,885       $   9,438,199
                                                                              =============       =============       =============

                                           See notes to consolidated financial statements.

                                                         4


                                                      TIAA REAL ESTATE ACCOUNT
                                    CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                For the         For the period         For the
                                                                                 Three           July 3, 1995            Nine
                                                                                 Months        (Commencement of         Months
                                                                                 Ended          Operations) to          Ended
                                                                             September 30,       September 30,       September 30,
                                                                                 1996                1995                 1996
                                                                             -------------      ---------------      -------------

FROM OPERATIONS
Investment income, net .................................................      $   3,295,672       $   1,237,379       $   8,016,527
Net realized gain on
  marketable securities ................................................               --                  --                40,235
Net change in unrealized appreciation
   (depreciation) on investments .......................................            732,787              (6,494)          1,381,437
                                                                              -------------       -------------       -------------

                                              NET INCREASE IN NET ASSETS
                                               RESULTING FROM OPERATIONS          4,028,459           1,230,885           9,438,199
                                                                              -------------       -------------       -------------

FROM PARTICIPANT TRANSACTIONS
 Premiums ..............................................................          2,407,742                --             5,459,743
 TIAA seed money contributed
  (withdrawn) -- Note 1 ................................................         (1,804,010)        100,000,000          (1,804,010)
 Disbursements and transfers:
  Net transfers from TIAA ..............................................          2,675,354                --             7,010,800
  Net transfers from CREF Accounts .....................................         39,517,118                --            75,791,086
  Annuity and other periodic
    payments ...........................................................            (48,053)               --               (90,423)
  Withdrawals ..........................................................           (272,575)               --              (464,699)
  Death benefits .......................................................               --                  --               (26,678)
                                                                              -------------       -------------       -------------

                                   NET INCREASE IN NET ASSETS RESULTING
                                           FROM PARTICIPANT TRANSACTIONS         42,475,576         100,000,000          85,875,819
                                                                              -------------       -------------       -------------

NET INCREASE IN NET ASSETS .............................................         46,504,035         101,230,885          95,314,018

NET ASSETS
 Beginning of period ...................................................        169,068,328                --           120,258,345
                                                                              -------------       -------------       -------------
 End of period .........................................................      $ 215,572,363       $ 101,230,885       $ 215,572,363
                                                                              =============       =============       =============



                                           See notes to consolidated financial statements.

                                                                  5


                                                      TIAA REAL ESTATE ACCOUNT
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                For the         For the period          For the
                                                                                 Three           July 3, 1995            Nine
                                                                                 Months         Commencement of         Months
                                                                                  Ended         Operations) to           Ended
                                                                              September 30,      September 30,        September 30,
                                                                                  1996                1995                1996
                                                                              -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets
  resulting from operations ............................................      $   4,028,459       $   1,230,885       $   9,438,199
 Adjustments to reconcile net
  increase in net assets resulting
  from operations to net cash used in
  operating activities:
   Increase in investments .............................................        (46,350,584)       (100,977,328)        (97,108,246)
   Increase in receivable from
    securities transactions ............................................        (21,800,000)         (5,000,000)         (9,350,000)
   Increase in other assets ............................................           (911,937)               --            (1,720,404)
   Increase in payable for securities
    transactions .......................................................         22,575,420           4,994,450          10,620,194
   Increase in other liabilities .......................................            988,302               2,496           3,199,090
                                                                              -------------       -------------       -------------

                                                        NET CASH USED IN
                                                    OPERATING ACTIVITIES        (41,470,340)        (99,749,497)        (84,921,167)
                                                                              -------------       -------------       -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ..............................................................          2,407,742                --             5,459,743
 TIAA seed money contributed
  (withdrawn) -- Note 1 ................................................         (1,804,010)        100,000,000          (1,804,010)
 Disbursements and transfers:
  Net transfers from TIAA ..............................................          2,675,354                --             7,010,800
  Net transfers from CREF Accounts .....................................         39,517,118                --            75,791,086
  Annuity and other periodic payments ..................................            (48,053)               --               (90,423)
  Withdrawals ..........................................................           (272,575)               --              (464,699)
  Death benefits .......................................................               --                  --               (26,678)
                                                                              -------------       -------------       -------------

                                                    NET CASH PROVIDED BY
                                                PARTICIPANT TRANSACTIONS         42,475,576         100,000,000          85,875,819
                                                                              -------------       -------------       -------------
                                                    NET INCREASE IN CASH          1,005,236             250,503             954,652

CASH
 Beginning of period ...................................................            346,203                --               396,787
                                                                              -------------       -------------       -------------
 End of period .........................................................      $   1,351,439       $     250,503       $   1,351,439
                                                                              =============       =============       =============

                                           See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995 under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA. In July 1996 Teachers REA, Inc., a wholly owned subsidiary of the Account, began operations and holds one property in Virginia.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. In August, 1996 the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the State of New York Insurance Department, TIAA began to redeem its seed money Accumulation Units in monthly installments beginning in September, 1996. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At September 30, 1996, TIAA retained 983,333 Accumulation Units, with a total value of $106,794,487.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses and capital expenditures and to make benefit payments.

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

Basis of Presentation: The accompanying consolidated financial statements include the Account and its wholly owned subsidiary, Teachers REA, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and, for short-term money market instruments, includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date. Realized gains and losses on securities transactions are accounted for on the average cost basis.

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

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased in 1996 been acquired at the beginning of the current period (January 1, 1996), rental income and real estate property level expenses and taxes for the nine months ended September 30, 1996 would have increased by approximately $2,233,000 and $830,000, respectively. In addition, interest income for the nine months ended September 30, 1996 would have decreased by approximately $1,123,000. Accordingly, the total pro forma effect on the Account's net investment income for the nine months ended September 30, 1996 would have been an increase of approximately $280,000, if the real estate properties acquired during 1996 had been acquired at the beginning of the period.


Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                       Years Ending
                       December 31,
                       ------------
                       1996                   $ 5,270,000
                       1997                     5,074,000
                       1998                     4,971,000
                       1999                     4,715,000
                       2000                     4,306,000
                       Thereafter              33,975,000
                                              -----------
                       Total                  $58,311,000
                                              ===========

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                 For the Period
                                                                  July 3, 1995
                                             For the Nine        (Commencement
                                            Months Ended       of Operations) to
                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
                                             (Unaudited)

Per Accumulation Unit Data:
 Rental income..........................     $  4.495              $  0.159
 Real estate property
  level expenses and taxes..............        1.342                 0.042
                                             --------              --------
                 Real estate income, net        3.153                 0.117

Dividends and interest..................        2.354                 2.716
                                             --------              --------
                            Total income        5.507                 2.833
 Expense charges (1)....................        0.403                 0.298
                                             --------              --------
                  Investment income, net        5.104                 2.535

 Net realized and unrealized
  gain on investments...................        0.935                 0.031
                                             --------              --------
Net increase in
 Accumulation Unit Value................        6.039                 2.566

Accumulation Unit Value:
 Beginning of period....................      102.566               100.000
                                             --------              --------
 End of period..........................     $108.605              $102.566
                                             ========              ========


Total return............................         5.89%                 2.57%
Ratios to Average Net Assets:
 Expenses (1)...........................         0.39%                 0.30%
 Investment income, net.................         4.94%                 2.51%
Portfolio turnover rate:
     Real estate properties.............            0%                    0%
     Securities.........................        13.03%                    0%
Thousands of Accumulation Units
 outstanding at end of period...........        1,955                 1,172


(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the nine months ended September 30, 1996 would be $1.745 ($0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 1996 would be 1.69% (0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                For the Period
                                                                 July 3, 1995
                                           For the Nine          (Commencement
                                           Months Ended       of Operations) to
                                        September 30, 1996    December 31, 1995
                                        ------------------   ------------------
                                           (Unaudited)
Accumulation Units:

 Credited for premiums and
   TIAA seed money investment.........        51,615              1,004,905
 Credited for transfers, net of
   disbursements and amounts
   applied to the Annuity Fund........       731,035                167,593

 Outstanding:
  Beginning of period.................     1,172,498                  --
                                           ---------             ----------
  End of period.......................     1,955,148              1,172,498
                                           =========              =========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 1996, the Account had outstanding commitments to purchase two real estate properties (subject to various closing conditions) totalling approximately $22.3 million. Of that amount, a purchase of real estate property totalling approximately $9.9 million was closed in October 1996.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                               SEPTEMBER 30, 1996


REAL ESTATE PROPERTIES--46.13%

  Location                    Description                               Value
  --------                    -----------                               -----

Arizona:
  Phoenix(1)        Office building..............................   $ 10,500,000
Colorado:
  Littleton(1)      Apartments...................................     17,664,247
Florida:
  Ocoee(1)          Shopping center..............................      7,380,000
  Orlando(1)        Apartments...................................     12,500,000
Georgia:
  Atlanta(1)        Apartments...................................     16,000,000
Minnesota:
  Fridley(1)        Industrial building..........................      4,150,000
North Carolina:
  Raleigh(1)        Shopping center..............................      6,800,000
  Raleigh(1)        Shopping center..............................      6,700,000
Texas:
  El Paso(2)        Industrial building..........................      4,500,000
Virginia:.
  Woodbridge(1)     Shopping center..............................     13,036,153
                                                                    ------------

         TOTAL REAL ESTATE PROPERTIES
          (Cost $98,371,240).....................................     99,230,400
                                                                    ------------

(1) Fee interest
(2) Leasehold interest


MARKETABLE SECURITIES--53.87%

    Shares                      Issuer
    ------                      ------

REAL ESTATE INVESTMENT TRUSTS--3.23%

     33,000     Associated Estates Realty Corporation..............      676,500
     25,000     Avalon Properties, Inc.............................      581,250
     29,000     Cali Realty Corporation............................      786,625
     25,000     Camden Property Trust..............................      640,625
     34,000     CBL & Associates Properties, Inc...................      782,000
     20,000     Colonial Properties Trust..........................      525,000
     25,000     Hospitality Properties Trust.......................      668,750
     19,900     Security Capital Industrial Trust..................      499,988
     25,000     Starwood Lodging...................................    1,046,875
     26,000     Weeks Corporation..................................      741,000
                                                                    ------------

         TOTAL REAL ESTATE INVESTMENT TRUSTS
         (Cost $6,393,190).........................................    6,948,613
                                                                    ------------




                 See notes to consolidated financial statements.

Principal                Issuer, Coupon and Maturity Date              Value
---------                --------------------------------              -----
BANKERS ACCEPTANCES--2.54%

$ 5,500,000     Chase Manhattan Bank
                 5.30% 11/06/96...............................      $  5,470,040
                                                                    ------------

         TOTAL BANKERS ACCEPTANCES
          (Amortized cost $5,470,850).........................         5,470,040
                                                                    ------------
GOVERNMENT AGENCIES--48.10%

 13,500,000     Federal Home Loan Bank
                 5.45% 10/01/96...............................        13,497,882
  8,000,000     Federal Home Loan Mortgage Corporation
                 5.28% 10/10/96...............................         7,988,466
  7,300,000     Federal Home Loan Mortgage Corporation
                 5.23% 10/10/96...............................         7,289,476
 19,100,000     Federal National Mortgage Association
                 5.25% 10/11/96...............................        19,069,711
 10,270,000     Federal National Mortgage Association
                 5.18% 10/15/96...............................        10,247,791
 16,500,000     Federal Home Loan Bank
                 5.18% 10/24/96...............................        16,442,910
 20,000,000     Federal National Mortgage Association
                 5.21% 10/31/96...............................        19,910,616
  8,000,000     Federal National Mortgage Association
                 5.20% 11/14/96...............................         7,948,100
  1,100,000     United States Treasury Bill
                 5.56% 08/21/97...............................         1,046,475
                                                                    ------------
         TOTAL GOVERNMENT AGENCIES
          (Amortized cost $103,454,025).......................       103,441,427
                                                                    ------------

TOTAL MARKETABLE SECURITIES
 (Amortized cost $115,318,065)................................       115,860,080
                                                                    ------------


TOTAL INVESTMENTS--100.00%
 (Cost $213,689,305)..........................................      $215,090,480
                                                                    ============





                 See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The TIAA Real Estate Account (the "Account") began operating on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

     The Account's first real estate acquisition closed on November 22, 1995. Through September 30, 1996, the Account acquired a total of ten real estate properties, representing 46.13% of the Account's total investment portfolio, including two industrial properties, four neighborhood shopping centers, one office property and three apartment complexes. The Account purchased an additional office property in late October 1996. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the desirable properties.

     As of September 30, 1996, 53.87% of the Account's portfolio was invested in marketable securities. These investments consisted of interests in ten real estate investment trusts (REITs), representing 3.23% of the portfolio, and various short-term instruments, representing 50.64% of the portfolio.

Results of Operations
---------------------

     The Account's net investment income, after deduction of all expenses, was $3,295,672 for the three months ended September 30, 1996 and $8,016,527 for the nine months ended September 30, 1996. In addition, the Account had net realized and unrealized gains on investments of $732,787 and $1,421,672 for the three months and nine months ended September 30, 1996, respectively. Net unrealized gains on real estate properties accounted for 39.76% and 62.19% of the net change in unrealized appreciation for those periods. Such gains resulted from the periodic revaluations of the Account's properties. These gains were based, in part, on the fact that our experience operating the properties provided us with better estimates of future income and expenses, and, in part, on increasing prices for certain property types held by the Account. The Account's total return was 2.07% and 5.89% for the three months and nine months ended September 30, 1996, respectively, and its cumulative total return was 7.28% for the period from October 2, 1995 (the initial effective date of the Account's registration statement) to September 30, 1996.

     Approximately 62% of the Account's total investment income received during the quarter ended September 30, 1996 (before deducting Account expenses) was generated by the Account's real estate holdings, with the remainder generated by marketable securities investments. However, as the Account approaches its goal of being approximately 70% to 80% invested in real estate, the Account's future investment income will be affected to a greater degree by its real estate holdings. Assuming little change in current economic conditions, this anticipated increase in real estate holdings should have a positive impact on the Account's total return.

     Gross real estate (rental) income was $3,126,286 for the three months ended September 30, 1996 and $7,059,866 for the nine months ended September 30, 1996. Interest income on the Account's short-term investments for the three months and nine months ended September 30, 1996 totaled $1,255,909 and $3,539,448, respectively. Dividend income on the Account's investments in REITs totaled $96,968 and $157,793, respectively, for the same periods. Total property-level expenses for the three month period were $872,796, of which $243,750 was attributable to real estate taxes and $629,046 to other operating expenses. Total property-level expenses for the nine month period were $2,107,089 of which $649,155 was attributable to real estate taxes and $1,457,934 to other operating expenses. The Account also incurred expenses for the three months and nine months ended September 30, 1996 of $131,630 and $312,218, respectively, for investment advisory services provided by TIAA, $157,734 and $281,045, respectively, for administrative and distribution services provided by TIAA-CREF Individual and Institutional Services, Inc. and $21,331 and $40,228, respectively, for the mortality and expense risks assumed and the liquidity guarantee provided by TIAA.

Liquidity and Capital Resources
-------------------------------

     On September 16, 1996, in accordance with a five-year fixed repayment schedule approved by the New York Insurance Department, TIAA began to redeem the accumulation units related to its $100 million seed money investment. TIAA will redeem a pro rata portion of the accumulation units it holds monthly over a 60-month period (16,666.667 units per month). As of September 30, 1996, the Account had repaid $1,804,010 of seed money to TIAA.

     Since it commenced operations through September 30, 1996, the Account has earned $10,656,924 in net investment income and has received over $105.8 million in premiums and net participant transfers from accumulations in other TIAA and CREF accounts. Real estate properties costing $98,371,240 have been purchased through September 30, 1996. At September 30, 1996, the Account's liquid assets (i.e., its short-term investments, REITs and cash) had a value of $117,211,519. It is anticipated that much of this amount will be used by the Account to purchase additional suitable real estate properties. The remaining assets will continue to be invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

     If the Account's cash flows from operating activities, participant transactions and liquid investments are not enough to meet its cash needs including redemption requests, TIAA's general account will purchase liquidity units in accordance with the liquidity guarantee.

     No major capital expenditures for any of the properties purchased through September 30, 1996 have been made or are expected to be made for the remainder of 1996. There are no leases expiring in the industrial or office properties in 1996 and only a small portion of the leased space in the neighborhood shopping centers is due to expire during the remainder of the year. We do not expect the Account to incur any major construction costs or leasing commissions in order to re-lease that space. For the apartment complexes, we expect the Account to incur only routine recurring costs to re-lease apartments that become vacant, i.e. painting and carpet cleaning or replacement.

Effects of Inflation
--------------------

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

    (3)  (A)  Charter of TIAA (as amended) *
         (B)  Bylaws of TIAA (as amended)  *

    (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements *
         (B)  Forms of Income-Paying Contracts *

   (10)  (A)  Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. *

         (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account *

         (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

   (27) Financial Data Schedule of the Account's Financial Statements for the three months ended September 30, 1996

--------------------
* Incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

   (b) REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 12, 1996
                                             TIAA REAL ESTATE ACCOUNT

                                             By:  TEACHERS INSURANCE AND ANNUITY
                                                  ASSOCIATION OF AMERICA

                                             By:  /s/ Peter C. Clapman
                                                  ------------------------------
                                                  Peter C. Clapman
                                                  Senior Vice President and
                                                  Chief Counsel, Investments


DATE: November 12, 1996
                                             By:  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)