Form 10-K405
period 1996-12-31
TIAA REAL ESTATE ACCOUNT
filed 1997-03-18
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to __________

                 Commission file numbers 33-92990 and 333-13477

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

                                     PART I
ITEM 1. BUSINESS.

         General. The TIAA Real Estate Account (the "Real Estate Account" or the "Account") was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America ("TIAA"), a nonprofit New York insurance company, by resolution of TIAA's Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account. Participating interests in the Account were first offered to eligible participants on October 2, 1995.

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

         The Account's target is to invest between 70% and 80% of its assets directly in real estate or in real estate-related investments. We expect the majority of the Account's real estate investments to be direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments, through joint ventures, real estate partnerships or real estate investment trusts. To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that own or manage real estate primarily), and collateralized mortgage obligations.

         Between 20% and 30% of the Account's assets are targeted to be invested in government and corporate debt securities, short-term money market instruments or cash equivalents, and, to some extent, common or preferred stock of companies that don't primarily own or manage real estate. In some circumstances, the Account can increase the portion of its assets invested in debt securities or money market instruments for a period of time. This could happen because of a rapid influx of participants' funds, lack of suitable real estate investments, or a need for more liquidity.

         In order not to be considered an "investment company" under the Investment Company Act of 1940 (the "1940 Act"), the Account will limit its holdings of investment securities (as defined under the 1940 Act) to less than 40% of its total assets (not including U.S. Government securities and cash items).

         Net Assets and  Portfolio  Investments.  As of December 31,  1996,  the
Account's net assets totaled $369,695,053. Through December 31, 1996, the Account had acquired a total of thirteen real estate properties, including four industrial properties, four neighborhood shopping centers, four apartment complexes and one office building, for an aggregate purchase price of approximately $131 million. Since that date, the Account has purchased two apartment complexes for a purchase price of approximately $22 million, and two industrial properties for a purchase price of approximately of $20 million. Most of the remainder of the Account's assets have been invested in short-term instruments or are being held as cash. The Account is continuing to seek suitable real estate-related investments for its portfolio.

         Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA's Board of Trustees and Mortgage Committee (which effective January 24, 1997, merged with the Finance Committee to become the Investment Committee), manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a non-profit subsidiary of TIAA, provide all portfolio accounting, custodial, and related services for the Account at cost.

ITEM 2. PROPERTIES.

         The properties the Account has purchased since it commenced operations are described below.


MULTI-FAMILY RESIDENTIAL COMPLEXES

The Crest At Shadow Mountain Apartments - El Paso, Texas

         On January 31, 1997, the Account purchased the fee interest (i.e., ownership of underlying land and all buildings and other improvements on the land) in The Crest at Shadow Mountain Apartments, a first class garden apartment complex located in El Paso, Texas, for a purchase price of approximately $9,150,000. The property is not subject to a mortgage.

         The Crest at Shadow Mountain Apartments was built in 1992 and is located on 9.5 acres of land. The complex contains 232 one, two and three bedroom units in 17 two-story apartment buildings. Buildings are of wood frame construction with stucco and brick exteriors and pitched composition shingle roofs. The project includes a community clubhouse/leasing office with a fitness center, outdoor pool, sports court and sand volleyball court. Apartment units offer fully equipped kitchens, cable, walk-in closets, ceiling fans, thermo-pane windows and are wired for contract security systems. There are 332 parking spaces plus 91 covered carports. The complex is currently 92% occupied with monthly rents averaging $590 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

         The Crest at Shadow Mountain Apartments is located approximately seven miles west of the El Paso central business district. The El Paso metropolitan area, with a current population of almost seven hundred thousand persons has experienced population growth over the past five years that is more than twice the national rate. This growth is expected to continue.

Westcreek Apartments - Westlake Village, California

         On January 2, 1997, the Account purchased the fee interest in Westcreek Apartments, a luxury garden apartment complex located in Westlake Village, California, for a purchase price of approximately $13.0 million. The property is not subject to a mortgage.

         Westcreek  Apartments was built in 1988 and is located on approximately
10.4 acres of land. The complex contains 126 one-and two-bedroom units in 11 two-story buildings, with each unit containing such amenities as a microwave oven, fireplace, washer and dryer and nine foot ceilings. Building exteriors are stucco with tile roofs. There are 128 covered parking spaces plus 76 uncovered parking spaces. Residents have use of an on-site clubhouse with a fully equipped weight room and a swimming pool. The complex is currently 94% occupied with monthly rents averaging $1,090 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

         Westlake Village is located approximately 38 miles northwest of downtown Los Angeles in Ventura County. Ventura County has enjoyed above-average population growth during the last five years and this growth is expected to continue into the foreseeable future.

Royal St. George Apartments - West Palm Beach, Florida

         On December 20, 1996, the Account purchased the fee interest in the Royal St. George Apartments, a first class garden apartment complex located in West Palm Beach, Florida, for a purchase price of approximately $15.9 million. The property is not subject to a mortgage.

         Royal St. George Apartments was built in 1995 and is located on 10.4 acres of land. The complex contains 224 one-, two- and three-bedroom units in 8 two- and three-story buildings, with each unit containing such amenities as a washer and dryer, patio or solarium, and a security system. Upper level units contain vaulted ceilings. Building exteriors are stucco with tile roofs. There are 388 parking spaces plus 64 detached garages. Residents have use of an on-site clubhouse, a fully equipped exercise center, swimming pool and two lighted tennis courts. The complex is currently 94% occupied with monthly rents averaging $834 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

         Royal St. George Apartments is located three miles south of the West Palm Beach central business district. The West Palm Beach metropolitan area, with a current population of almost one million persons, has experienced population growth over the past five years that is more than twice the national rate. This growth is expected to continue.

Monte Vista Apartments -- Littleton, Colorado

         On June 21, 1996, the Account purchased the fee interest in Monte Vista Apartments, a luxury garden apartment complex located in Littleton, Colorado, for a purchase price of approximately $17.6 million. The property is not subject to a mortgage.

         Monte Vista Apartments was built in 1995, and is located on approximately 15.1 acres of land. The complex consists of 219 one- and two-bedroom units in 22 two-story buildings, with units containing such amenities as 9 foot ceilings, a gas fireplace and an attached garage. Building exteriors are brick and siding. There are 221 uncovered parking spaces in addition to the garages. Residents have use of an on-site clubhouse, a fully equipped exercise center and swimming pool. The complex is currently 90% occupied with monthly rents averaging $923.00 per unit. Rents are comparable with competitive complexes in the locality and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

         Littleton is located 10 miles southwest of downtown Denver. Denver, the capital of Colorado, is the largest city in the seven-state Rocky Mountain region. The population of the Denver metropolitan area, which includes Littleton, has grown steadily during the past ten years and is expected to continue to expand into the near future.

Brixworth Apartments -- Atlanta, Georgia

         On December 28, 1995, the Account purchased the fee interest in Brixworth Apartments, a first class garden apartment complex located in Atlanta, Georgia, for a purchase price of approximately $15.6 million. The property is not subject to a mortgage.

         Brixworth  Apartments was built in 1989 and is located on approximately
10.8 acres of land. The complex contains 271 one-and two- bedroom apartment units in 11 three story buildings, with each unit containing such amenities as a washer and dryer and a patio or balcony. Building exteriors are brick and wood. There are 420 parking spaces in the complex. Residents have use of an on-site clubhouse, which includes a fitness center and swimming pool. Brixworth Apartments is currently 88% occupied. Average monthly rents are $785 per unit. Rents are comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

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

         The Greens at Metrowest Apartments was built in 1990, and is located on approximately 16.7 acres of land. The complex consists of 200 one- and two-bedroom units in 27 two story buildings, with each unit containing such amenities as a washer and dryer, a screened porch, and, in many of the units, a fireplace and vaulted ceilings. Building exteriors are stucco with concrete tiled roofs. There are 402 parking spaces in the complex. Residents have use of an on-site clubhouse, which includes an exercise facility and swimming pool. The complex is currently 92% occupied, with monthly rents averaging $815 per unit. Rents are comparable with competitive complexes and are not subject to rent regulation. The Account is responsible for the expenses of operating the property.

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

OFFICE BUILDINGS

Southbank Business Park - Phoenix, Arizona

         On February 27, 1996, the Account purchased the fee interest in a 122,535 square foot office/service building in Phoenix, Arizona, for a purchase price of approximately $10.05 million. The property is not subject to a mortgage.

         The building, completed in 1995, is located on approximately 9.9 acres of land with 645 parking spaces. It is currently 100% leased by four tenants in the service industry, with rents averaging $9.01 per square foot. None of the leases expire until the year 2000 and 2001, when leases on 65% of the space expire; those leases together represent total annual rent payments of approximately $727,300. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants.

         The building is located within the Southbank Business Park adjacent to the Phoenix Airport and is easily accessible from all areas of metropolitan Phoenix area. Phoenix has experienced positive population and employment growth over the last 15 years. Over 29% of its employment base is comprised of employees in the service industry.

NEIGHBORHOOD SHOPPING CENTERS

River Oaks Shopping Center - Woodbridge, Virginia

         On July 12, 1996, the Account purchased, through a wholly-owned subsidiary, the fee interest in River Oaks Shopping Center, a 90,885 square foot neighborhood shopping center located in Woodbridge, Virginia, for a purchase price of approximately $13.0 million. The property is not subject to a mortgage.

         The center, built in 1995, is located on approximately 10.42 acres of land with space for 402 cars. It is currently 94% occupied and is anchored by a 64,885 square foot Giant supermarket, a regional supermarket chain. Rents, including a rent guarantee from the seller for the 6% of vacant space, average $14.19 per square foot. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants. Over the next five years, leases on 19% of the center's space expire; those leases together represent total annual rent payments of $352,695 in the year of their expiration. The Giant lease expires in the year 2021.

         The center is located 25 miles south of Washington, D.C. in Prince William County. The Washington, D.C. metropolitan area has grown significantly since 1980, with a current population of approximately 4.5 million people. Woodbridge has been developing as a bedroom community for workers commuting to Washington, D.C. and to neighboring Fairfax County.

The Lynnwood Collection -- Raleigh, North Carolina

         On March 29, 1996, the Account purchased the fee interest in The Lynnwood Collection, an 86,362 square foot neighborhood shopping center located in Raleigh, North Carolina, for a purchase price of approximately $6.5 million. The property is not subject to a mortgage.

         The center, which was built in 1988, is located on approximately 10.3 acres of land and has space for 426 cars. It is currently 100% occupied, and is anchored by a 52,337 square foot Kroger supermarket, a national supermarket chain. Rents average $8.26 per square foot. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants. Over the next five years, leases on 39% of the center's space expire; those leases together represent total annual rent payments of $426,810 in the year of their expiration. The Kroger lease expires in the year 2015.

         The center is located in north Raleigh, the city's primary growth corridor. Raleigh is the capital of North Carolina and has experienced strong population growth. As part of what is referred to as the "Research Triangle," it has attracted major business and industries and has a large pool of highly educated workers.

The Millbrook Collection -- Raleigh, North Carolina

         On March 29, 1996, the Account purchased the fee interest in The Millbrook Collection, a 102,221 square foot neighborhood shopping center located in Raleigh, North Carolina, for a purchase price of approximately $6.7 million. The property is not subject to a mortgage.

         The center, which was built in 1988, is located on approximately 11.9 acres of land with space for 670 cars. The center is currently 83% occupied and is anchored by a 52,337 square foot Kroger supermarket. Rents average $7.55 per square foot. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants. Over the next five years, leases on 29% of the center's space expire; those leases together represent total annual rent payments of $327,066 in the year of their expiration. The Kroger lease expires in the year 2015.

         The center is located within the city limits of Raleigh, North Carolina in a well-established neighborhood. The Raleigh area is discussed in the description of the Lynnwood Collection set forth above.

Plantation Grove Shopping Center -- Ocoee, Florida

         On December 28, 1995, the Account purchased the fee interest in Plantation Grove Shopping Center, a 73,655 square foot neighborhood shopping center located near Orlando, Florida, for a purchase price of approximately $7.3 million. The property is not subject to a mortgage.

         The center, built in 1995, is located on approximately 10.2 acres of land with space for 401 cars. It is currently 95% occupied and is anchored by a 47,955 square foot Publix supermarket, a regional supermarket chain. Rents average $9.86 per square foot. Although the terms vary under each lease, most of the expenses for operating the property are either borne or reimbursed by the tenants. Over the next five years, leases on 30% of the center's space expire; those leases together represent total annual rent payments of $335,600 in the year of their expiration. The Publix lease expires in the year 2015.

         The Orlando, Florida area is discussed in the description of The Greens at Metrowest Apartments set forth above.

INDUSTRIAL PROPERTIES

Interstate Acres - Urbandale, Iowa

         On January 24, 1997, the Account purchased the fee interest in four warehouse distribution buildings located in Urbandale, Iowa, for a purchase price of approximately $13,565,000. Rents on the buildings, which together have 440,000 square feet of rentable space, average $3.19 per square foot. Operating expenses for the properties are borne or reimbursed by the tenants. The buildings are not subject to a mortgage.

         The buildings, built between 1981 and 1988, are located on approximately 29.6 acres of land with space for 388 cars. The buildings are presently 97% leased to 15 tenants under leases which expire over the eight year period from 1998-2005.

         Urbandale lies approximately 10 miles northwest of downtown Des Moines. All buildings are located within the Interstate Acres Industrial Park which is approximately 1/2 mile east of a full interchange with Interstates 35 and 80. The population of the Des Moines metropolitan area, which includes Urbandale, has grown steadily during the past five years and is expected to continue to expand consistent with the national average into the near future.

Westinghouse Facility - Coral Springs, Florida

         On February 5, 1997, the Account purchased the fee interest in a single-story industrial building located in Coral Springs, Florida for a purchase price of approximately $6,069,000. The improvements which have been recently completed for the Westinghouse Corporation have 75,630 square foot. Westinghouse Corporation occupies 100% of the building area under a ten year lease. The initial rent is $7.29 per square foot for the first five years of the lease term increasing to $8.02 per square foot for the second five years. Operating expenses for the property are borne or reimbursed by the tenant.

         The subject property is located in northwest Broward County within the municipality of Coral Springs and is in Corporate Park of Coral Springs, a 600 acre master-planned commercial industrial park. Corporate Park has enjoyed significant success and development in recent years primarily due to the completion of the Sawgrass Expressway, which provides a link to I-95, I-75 and I-595.

Arapahoe Park East - Boulder, Colorado

         On October 31, 1996, the Account purchased the fee interest in five research and development buildings located in Boulder,

Colorado, for a purchase price of approximately $9.9 million. Rents on the buildings, which together have 129,425 square feet of rentable space, average $8.83 per square foot. The buildings are not subject to a mortgage.

         The buildings, built between 1979 and 1982, are located on approximately 6.46 acres of land with space for 332 cars. Ball Aerospace Corp., a leading aerospace and telecommunications equipment manufacturer, leases 100% of the five buildings under leases which expire over the three year period from 1998 to 2000.

         Boulder is located 25 miles northwest of Denver, the largest city in the seven-state Rocky Mountain region and the capital of Colorado. The population of the Denver metropolitan area, which includes Boulder, has grown steadily during the past ten years and is expected to continue to expand into the near future. Boulder's economy has been strengthened in recent years by the establishment of several high tech firms in the area, which have attracted a highly-educated and skilled labor force.

Interstate Crossing - Eagan, Minnesota

         On December 31, 1996, the Account purchased the fee interest in two industrial buildings located in Eagan, Minnesota, for a purchase price of approximately $6.4 million. Rents on the buildings, which together have 131,380 square feet of rentable space, average $5.10 per square foot. Operating expenses for the properties are borne or reimbursed by the tenants. The buildings are not subject to a mortgage.

         The buildings, built in 1995, are located on approximately 10.6 acres of land with 288 parking spaces. The buildings are presently 100% leased to 10 tenants, with the majority of leases expiring in 2000 and 2001.

         The  subject  property  is  located  10  miles  southeast  of  downtown
Minneapolis and 7 miles south of downtown St. Paul. The twin cities of Minneapolis -- St. Paul currently have a population of 2.7 million people and enjoy a strong and diverse economy.

Other Warehouse Properties

         On November 22, 1995, the Account purchased the fee interest in a warehouse property located near Minneapolis, Minnesota for a purchase price of approximately $4.1 million. Rents on the property average $3.77 per square foot. On December 22, 1995, the Account purchased leasehold interests (i.e., interests in the leases on the underlying land and ownership of the buildings and other improvements on the land) in two warehouse properties located in El Paso, Texas for an aggregate purchase price of approximately $4.4 million dollars. Rents on the properties average $2.71 per square foot, after payment of the ground rent. Although the terms vary under each lease, most of the expenses for operating each of the properties are either borne or reimbursed by the tenants. None of the properties are subject to a mortgage.

         Set forth below are further details relating to each facility:

                                                                      Lease
                        Building     Year    Current      Major       Expira-
Property                Size         Built   Occupancy    Tenants     tion Date
                        (sq. ft.)

Fridley,
Minnesota
 River Road             100,456      1995    100%        Packaging    2005
 Distribution Center                                     Materials,
                                                         Inc.

El Paso, Texas
 Butterfield warehouse   80,000      1980    100%        Rockwell     2000
 Zane Gray warehouse    103,510      1981    100%        D.J. Inc.    2003

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
             STOCKHOLDER MATTERS.

         (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the Account's then current net asset value. For the period from January 1, 1996 to December 31, 1996, the high and low accumulation unit values for the Account were $111.11 and $102.57, respectively.

         (b) Approximate Number of Holders. The number of contractowners at February 28, 1997 was 19,202.

         (c) Dividends.  Not applicable.

ITEM 6.           SELECTED FINANCIAL DATA.

         The  following   selected   financial  data  should  be  considered  in
conjunction with the consolidated financial statements and notes thereto for the Account provided herein.



                                                                                        July 3, 1995
                                                                 Year Ended           (commencement of
                                                                December 31,           operations) to
                                                                   1996               December 31, 1995
                                                                ------------          -----------------
Investment income:
   Real estate income, net:
     Rental income ...................................          $ 10,951,183            $    165,762
                                                                ------------            ------------
     Real estate property level expenses and taxes:
       Operating expenses ............................             2,116,334                  29,173
       Real estate taxes .............................             1,254,163                  14,659
                                                                ------------            ------------
                            Total real estate property
                              level expenses and taxes             3,370,497                  43,832
                                                                ------------            ------------
                               Real estate income, net             7,580,686                 121,930
   Dividends and interest ............................             6,027,486               2,828,900
                                                                -------------           ------------
                               Total investment income          $ 13,608,172            $  2,950,830
                                                                ============            ============

Net realized and unrealized
 gain on investments .................................          $  3,330,539            $     35,603
                                                                ============            ============
Net increase in net assets
 resulting from operations ...........................          $ 15,782,915            $  2,676,000
                                                                ============            ============
Net increase in net assets
 resulting from participant
 transactions ........................................          $233,653,793            $117,582,345
                                                                ============            ============
Net increase in net assets ...........................          $249,436,708            $120,258,345
                                                                ============            ============

                                                                December 31,            December 31,
                                                                   1996                    1995
                                                                ------------            ------------
Total assets .........................................          $426,372,007            $143,177,421
                                                                ============            ============
Total liabilities ....................................          $ 56,676,954            $ 22,919,076
                                                                ============            ============
Total net assets .....................................          $369,695,053            $120,258,345
                                                                ============            ============
Accumulation units outstanding .......................             3,295,786               1,172,498
                                                                   =========               =========
Accumulation unit value ..............................             $  111.11                 $102.57
                                                                   =========               =========

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

         The TIAA Real Estate Account (the "Account") began operations on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

         Through December 31, 1996, the Account had acquired a total of thirteen real estate properties, including four industrial properties, four neighborhood shopping centers, one office property and four apartment complexes. As of December 31, 1996, these properties represented 35.82% of the Account's total investment portfolio. 64% of the net transfers into the Account during 1996 were received during the fourth quarter and 43% of the Account's total premiums during 1996 were received during the same time frame. Such a high volume of premiums and transfers into the Account so late in the year negatively impacted the level of real estate properties held as a percentage of total investments at December 31, 1996.

         The Account purchased three additional properties in January 1997 and one property in February 1997. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

         As of December 31, 1996, the Account also held investments in sixteen real estate investment trusts (REITs), representing 4.95% of the portfolio, commercial paper and corporate bonds, representing 5.12% of the portfolio and short-term obligations of U.S. government agencies, representing 54.11% of the portfolio.

Results of Operations
---------------------

Year Ended December 31, 1996 Compared to Period Ended December 31, 1995
-----------------------------------------------------------------------

         The Account's total net return was 8.33% for the year ended December 31, 1996 and 2.57% for the six month period ended December 31, 1995. The Account's performance in 1995 was lower for two reasons, first the Account was operational for less than a full year in 1995 and its real estate investments were made late in the period.

         The Account's net investment income, after deduction of all expenses, was $12,452,376 for the year ended December 31, 1996 and $2,640,397 for the six month period ended December 31, 1995, a 372% increase. This increase was the result of a full year of operations coupled with a growing base of net assets from

December 31, 1995 to December 31, 1996. Total assets increased 198% during that period. In addition, the Account had net realized and unrealized gains (gross unrealized gains less gross unrealized losses) on investments of $3,330,539 and $35,603 for the year ended December 31, 1996 and six month period ended December 31, 1995, respectively. Net unrealized gains on real estate properties occurred for the first time during 1996 and accounted for 30% of the net change in unrealized appreciation for that period. Such gains and losses resulted from the periodic revaluations of the Account's properties. The gains were based, in part, on the fact that our experience operating the properties provided us with better estimates of future income and expenses, and, in part, on increasing prices for certain property types held by the Account. The losses were based, in part, on slower re-leasing of space at certain properties owned by the Account.

         Net unrealized gains on marketable securities accounted for 70% of the net change in unrealized appreciation for the year ended December 31, 1996 and 100% during the six month period ended December 31, 1995. The net unrealized gains during both periods resulted primarily from price appreciation of the shares of REIT stock owned by the Account.

         The Account's real estate holdings generated approximately 56% and 4% of the Account's total investment income (before deducting Account expenses) during the year ended December 31, 1996 and the six month period ended December 31, 1995, respectively. The remaining 44% and 96%, respectively, of the Account's total investment income was generated by marketable securities investments. The Account's first real estate purchase was made on November 22, 1995, which explains the low percentage of real estate income in 1995. As the Account approaches its goal of being approximately 70% to 80% invested in real estate, future investment income is expected to be affected to a greater degree by its real estate holdings. While the future performance of the Account's investments cannot be predicted, assuming little change in current economic conditions, this anticipated increase in real estate holdings is expected to have a positive impact on the Account's total return.

         Gross real estate rental income was $10,951,183 for the year ended December 31, 1996 and $165,762 for the six month period ended December 31, 1995. As of December 31, 1995, the Account owned five properties, and, as of December 31, 1996, the Account owned thirteen properties. This increase in the number of properties owned by the Account was a major factor in the higher real estate income for 1996. Interest income on the Account's short and intermediate- term investments for the year ended December 31, 1996 and the six month period ended December 31, 1995 totaled $5,570,907 and $2,820,229, respectively. This increase results from the threefold increase in the size of the

Account during 1996 coupled with a full year of investing activity. Dividend income on the Account's investments in REITs totaled $456,579 and $8,671, respectively, for the same periods. Shares of REITs totaled 4.95% of the Account investments as of year end 1996 and 0.37% as of year end 1995. This increased percentage and the longer investing period accounted for the increased dividend income for 1996.

         Total property level expenses for the year ended December 31, 1996 were $3,370,497, of which $1,254,163 was attributable to real estate taxes and $2,116,334 represented operating expenses. Total property level expenses for the six month period ended December 31, 1995 were $43,832 of which $14,659 was attributable to real estate taxes and $29,173 was attributable to operating expenses. Property level expenses increased in 1996 as a result of the increased number of properties in the Account during 1996 and due to the fact that the 1995 amounts represent a six month period while 1996 represents a full year of activity.

         The Account also incurred expenses for the year ended December 31, 1996 and six month period ended December 31, 1995 of $642,042 and $227,531, respectively, for investment advisory services provided by TIAA, $437,894 and $66,320, respectively, for administrative and distribution services provided by TIAA-CREF Individual and Institutional Services, Inc. and $75,860 and $16,582, respectively, for the mortality and expense risks assumed and the liquidity guarantee provided by TIAA. Such expenses increased in 1996 as a result of the larger net asset base in the Account during 1996 and because the 1995 expenses were incurred for a six month period while the 1996 expenses represents a full year of activity.

Liquidity and Capital Resources
-------------------------------

         On September 16, 1996, in accordance with a five-year repayment schedule approved by the New York Insurance Department, TIAA began to redeem its seed money accumulation units related to its initial $100 million seed money investment. TIAA will continue to redeem a pro rata portion of the accumulation units it holds over a 60 month period (16,666.667 units per month). As of December 31, 1996, the Account had redeemed 66,667 accumulation units at prevailing daily unit values, amounting to $7,294,134 in total redemption payments to TIAA, leaving it holding 933,333 units at year end 1996 with a value of $103,703,507.

         For the year and six month period ended December 31, 1996 and 1995, the Account earned $12,452,376 and $2,640,397, respectively, in net investment income and received $242,175,188 and $17,606,693, respectively, for the same periods in premiums and net participant transfers from other TIAA and CREF accounts. Real estate properties costing $86,731,333 and $43,989,665 were purchased during 1996 and 1995, respectively. At December 31, 1996 and 1995, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $240,109,263 and $74,389,356, respectively. It is anticipated that much of these liquid assets, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

         If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

         No major capital expenditures were made during 1996 for any of the properties purchased through December 31, 1996. There is a small portion of the leased space in the industrial and office properties and the neighborhood shopping centers due to expire during 1997. The Account does not expect to incur any extraordinary construction costs or leasing commissions in order to re-lease that space. For the apartment complexes, the Account expects to incur only routine recurring costs, e.g., painting and carpet cleaning and minor replacements to re-lease apartments that become vacant.


Effects of Inflation
--------------------

         In recent years, inflation has been modest. To the extent that inflation may increase property operating expenses in the future, it is anticipated such increases will generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, to the extent there is unrented space in a property, the Account may not be able to recover the full amount of such increases in operating expenses.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT


                                                                          Page
                                                                          ----
Report of Management Responsibility ....................................   20
Report of Independent Auditors .........................................   21

Audited Consolidated Financial Statements:

   Consolidated Statements of Assets and Liabilities ...................   22
   Consolidated Statements of Operations ...............................   23
   Consolidated Statements of Changes in Net Assets ....................   24
   Consolidated Statements of Cash Flows ...............................   25
   Notes to Consolidated Financial Statements ..........................   26
   Consolidated Statement of Investments ...............................   32

Schedule III - Real Estate Owned .......................................   34

                       REPORT OF MANAGEMENT RESPONSIBILITY



To the Participants of the
  TIAA Real Estate Account:


The accompanying consolidated financial statements of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") are the responsibility of TIAA's management. They have been prepared in accordance with generally accepted accounting principles and have been presented fairly and objectively in accordance with such principles.

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

The accompanying consolidated financial statements have been audited by the independent auditing firm of Deloitte & Touche LLP. The independent auditors' report, which appears on the following page, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting of trustees who are not officers of TIAA, meets regularly with management, representatives of Deloitte & Touche LLP and internal auditing personnel to review matters relating to financial reporting, internal controls and auditing.



                                             /s/ John H. Biggs
                                             ----------------------------------
                                                        Chairman and
                                                   Chief Executive Officer



                                             /s/ Thomas W. Jones
                                             ----------------------------------
                                                Vice Chairman, President and
                                                  Chief Operating Officer



                                             /s/ Richard L. Gibbs
                                             ----------------------------------
                                                Executive Vice President and
                                                Principal Accounting Officer

(Letterhead)
Deloitte & Touche LLP                                Two World Financial Center
                                                  New York, New York 10281-1414

                                                       Telephone (212) 436-2000
                                                       Facsmilie (212) 436-5000






                         REPORT OF INDEPENDENT AUDITORS



To the  Participants of the TIAA Real Estate Account and the
  Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities of the TIAA Real Estate Account and its Subsidiary ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 1996 and 1995, the consolidated statement of investments as of December 31, 1996, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 1996 and for the period July 3, 1995 (commencement of operations) to December 31, 1995. Our audits also included the financial statement schedule Schedule III, Real Estate Owned. These consolidated financial statements and financial statement schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 1996 and 1995, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of the Account as of December 31, 1996 and 1995, the results of its operations, the changes in its net assets and its cash flows for the above-stated periods, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Investments in real estate properties are stated at fair value at December 31, 1996 and 1995, as discussed in Note 2 to the consolidated financial statements. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

/s/ Deloitte & Touche LLP

February 6, 1997


---------------
Deloitte & Touche
Tohmatsu
International

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                               December 31,          December 31,
                                                                  1996                  1995
                                                              -------------         --------------
ASSETS
 Investments, at value:
  Real estate properties
   (Cost: $130,849,444 and $43,989,665) ................      $131,803,204          $ 43,989,665
  Marketable securities
   (Amortized cost: $233,872,445 and $73,972,831) ......       236,127,523            73,992,569
 Cash ..................................................         3,981,740               396,787
 Receivable from securities transactions ...............        47,480,000            23,150,000
 Other .................................................         6,979,540             1,648,400
                                                              ------------          ------------
                                            TOTAL ASSETS       426,372,007           143,177,421
                                                              ------------          ------------

LIABILITIES
 Payable for securities transactions ...................        51,354,619            22,788,035
 Other .................................................         5,322,335               131,041
                                                              ------------          ------------
                                       TOTAL LIABILITIES        56,676,954            22,919,076
                                                              ------------          ------------
NET ASSETS
 Accumulation Fund .....................................       366,197,755           120,258,345
 Annuity Fund ..........................................         3,497,298                -
                                                              ------------          ------------
                                        TOTAL NET ASSETS      $369,695,053          $120,258,345
                                                              ============          ============

NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7 ............................         3,295,786             1,172,498
                                                                 =========             =========
NET ASSET VALUE,
  PER ACCUMULATION UNIT--Note 6 ........................           $111.11               $102.57
                                                                   =======               =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the period
                                                                         For the             July 3, 1995
                                                                           Year              (Commencement
                                                                          Ended            of Operations) to
                                                                        December 31,          December 31,
                                                                           1996                  1995
                                                                       ------------         ---------------
INVESTMENT INCOME

  Real estate income, net:
   Rental income...............................................         $10,951,183           $  165,762
                                                                        -----------           ----------
   Real estate property level expenses and taxes:
     Operating expenses........................................           2,116,334               29,173
     Real estate taxes.........................................           1,254,163               14,659
                                                                        -----------           ----------
            Total real estate property level expenses and taxes           3,370,497               43,832
                                                                        -----------           ----------
                                        Real estate income, net           7,580,686              121,930

  Interest.....................................................           5,570,907            2,820,229
  Dividends....................................................             456,579                8,671
                                                                        -----------           ----------
                                                   TOTAL INCOME          13,608,172            2,950,830
                                                                        -----------           ----------
Expenses--Note 3:
 Investment advisory...........................................             642,042              227,531
 Administrative and distribution...............................             437,894               66,320
 Mortality and expense risk charges............................              70,535                8,291
 Liquidity guarantee charges...................................               5,325                8,291
                                                                       ------------           ----------
                                                 TOTAL EXPENSES           1,155,796              310,433
                                                                       ------------           ----------

                                         INVESTMENT INCOME, NET          12,452,376            2,640,397
                                                                       ------------           ----------

REALIZED AND UNREALIZED
 GAIN ON INVESTMENTS
  Net realized gain on marketable securities...................             141,439               15,865
                                                                        -----------           ----------
  Net change in unrealized appreciation on:
    Real estate properties.....................................             953,760               -
    Marketable securities......................................           2,235,340               19,738
                                                                        -----------           ----------

                          Net change in unrealized appreciation           3,189,100               19,738
                                                                       ------------           ----------
                                    NET REALIZED AND UNREALIZED
                                            GAIN ON INVESTMENTS           3,330,539               35,603
                                                                       ------------           ----------
                                     NET INCREASE IN NET ASSETS
                                      RESULTING FROM OPERATIONS         $15,782,915           $2,676,000
                                                                       ============           ==========

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                            For the period
                                                                           For the           July 3, 1995
                                                                            Year            (Commencement
                                                                            Ended          of Operations) to
                                                                         December 31,         December 31,
                                                                            1996                 1995
                                                                       ---------------     -----------------
FROM OPERATIONS
  Investment income, net..........................................        $ 12,452,376        $  2,640,397
  Net realized gain on marketable securities......................             141,439              15,865
  Net change in unrealized appreciation on investments............           3,189,100              19,738
                                                                          ------------        ------------


                                        NET INCREASE IN NET ASSETS
                                         RESULTING FROM OPERATIONS          15,782,915           2,676,000
                                                                          ------------        ------------

FROM PARTICIPANT TRANSACTIONS
 Premiums.........................................................           9,665,306             500,421
 TIAA seed money contributed (withdrawn) -- Note 1................          (7,294,134)        100,000,000
 Disbursements and transfers:
  Net transfers from TIAA.........................................          19,203,309           2,901,675
  Net transfers from CREF Accounts................................         213,306,573          14,204,597
  Annuity and other periodic payments.............................            (336,103)               (718)
  Withdrawals.....................................................            (864,480)            (23,630)
  Death benefits..................................................             (26,678)              -
                                                                          ------------        ------------

                              NET INCREASE IN NET ASSETS RESULTING
                                     FROM PARTICIPANT TRANSACTIONS         233,653,793         117,582,345
                                                                          ------------        ------------

                                        NET INCREASE IN NET ASSETS         249,436,708         120,258,345

NET ASSETS
 Beginning of period..............................................         120,258,345              -
                                                                          ------------        ------------
 End of period....................................................        $369,695,053        $120,258,345
                                                                          ============        ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the period
                                                                        For the            July 3, 1995
                                                                          Year            (Commencement
                                                                         Ended          of Operations) to
                                                                      December 31,         December 31,
                                                                          1996                1995
                                                                     ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations...........       $ 15,782,915         $  2,676,000
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments......................................       (249,948,493)        (117,982,234)
   Increase in receivable from securities transactions..........        (24,330,000)         (23,150,000)
   Increase in other assets.....................................         (5,331,140)          (1,648,400)
   Increase in payable for securities transactions..............         28,566,584           22,788,035
   Increase in other liabilities................................          5,191,294              131,041
                                                                      -------------        -------------
                                                NET CASH USED IN
                                            OPERATING ACTIVITIES       (230,068,840)        (117,185,558)
                                                                      -------------        -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums........................................................         9,665,306              500,421
 TIAA seed money contributed  (withdrawn) -- Note 1..............        (7,294,134)         100,000,000
 Disbursements and transfers:
  Net transfers from TIAA........................................        19,203,309            2,901,675
  Net transfers from CREF Accounts...............................       213,306,573           14,204,597
  Annuity and other periodic payments............................          (336,103)                (718)
  Withdrawals....................................................          (864,480)             (23,630)
  Death benefits.................................................           (26,678)               -
                                                                      -------------        -------------
                                             NET CASH PROVIDED BY
                                         PARTICIPANT TRANSACTIONS       233,653,793          117,582,345
                                                                      -------------        -------------

                                             NET INCREASE IN CASH         3,584,953              396,787
CASH
 Beginning of period.............................................           396,787               -
                                                                      -------------        -------------
 End of period...................................................     $   3,981,740        $     396,787
                                                                      =============        =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995 under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, Inc., a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. In August, 1996 the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem its seed money Accumulation Units in monthly installments beginning in September, 1996. These withdrawals, amounting to $7,294,134 in 1996, are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At December 31, 1996, TIAA retained 933,333 Accumulation Units, with a total value of $103,703,507.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses and capital expenditures and to make benefit payments.

TIAA employees, under the direction of TIAA's Board of Trustees and its Mortgage Committee (which effective January 24, 1997 merged with the Finance Committee to become the Investment Committee), manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are subject to review by the Account's independent fiduciary, Institutional Property Consultants, Inc. TIAA also provides all portfolio accounting and related services for the Account. TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA which is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc., provides administrative and distribution services pursuant to a Distribution and Administrative Services Agreement with the Account.

Note 2--Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Account, which are in conformity with generally accepted accounting principles.

Basis of Presentation: The accompanying consolidated financial statements include the Account and its wholly-owned subsidiary, Teachers REA, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Mortgage Committee (the Investment Committee effective January 24, 1997) of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers that the Account uses. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sales price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices. Short-term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Mortgage Committee (the Investment Committee effective January 24, 1997) of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Reclassifications: Certain 1995 amounts in the statement of operations have been reclassified to conform to the 1996 presentation.

Note 3--Management Agreements

All services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account, while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during 1996 been acquired at the beginning of the year (January 1, 1996), rental income and real estate property level expenses and taxes for the year ended December 31, 1996 would have increased by approximately $5,395,000 and $2,109,000, respectively. In addition, interest income for the year ended December 31, 1996 would have decreased by approximately $2,517,000. Accordingly, the total pro forma effect on the Account's net investment income for the year ended December 31, 1996 would have been an increase of approximately $769,000, if the real estate properties acquired during 1996 had been acquired at the beginning of the year.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                     Years Ending
                     December 31,
                     ------------
                     1997                      $ 7,489,000
                     1998                        7,129,000
                     1999                        6,615,000
                     2000                        6,197,000
                     2001                        4,167,000
                     Thereafter                 29,237,000
                                               -----------

                     Total                     $60,834,000
                                               ===========

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                   For the Period
                                                                                    July 3, 1995
                                                                   For the         (Commencement
                                                                 Year Ended      of Operations) to
                                                             December 31, 1996   December 31, 1995
                                                             -----------------   -----------------
Per Accumulation Unit Data:
  Rental income .............................................   $  6.012              $  0.159
  Real estate property
    level expenses and taxes ................................      1.850                 0.042
                                                                --------              --------
                                     Real estate income, net       4.162                 0.117
  Dividends and interest ....................................      3.309                 2.716
                                                                --------              --------
                                                 Total income      7.471                 2.833
  Expense charges (1) .......................................      0.635                 0.298
                                                                --------              --------
                                       Investment income, net      6.836                 2.535
  Net realized and unrealized
    gain on investments .....................................      1.709                 0.031
                                                                --------              --------
Net increase in
  Accumulation Unit Value ...................................      8.545                 2.566

Accumulation Unit Value:
  Beginning of period .......................................    102.566               100.000
                                                                --------              --------
  End of period .............................................   $111.111              $102.566
                                                                ========              ========


Total return ................................................       8.33%                 2.57%
Ratios to Average Net Assets:
  Expenses (1) ..............................................       0.61%                 0.30%
  Investment income, net ....................................       6.57%                 2.51%
Portfolio turnover rate:
    Real estate properties ..................................          0%                    0%
    Securities ..............................................      15.04%                    0%
Thousands of Accumulation Units
  outstanding at end of period ..............................      3,296                 1,172

(1)Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the year ended December 31, 1996 would be $2.485 ($0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the year ended December 31, 1996 would be 2.39% (0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                For the Period
                                                                 July 3, 1995
                                                 For the        (Commencement
                                                Year Ended     of Operations) to
                                            December 31, 1996  December 31, 1995
                                            -----------------  -----------------

Accumulation Units:

  Credited for premiums and
    TIAA seed money investment .............      89,841           1,004,905
  Credited for transfers, net of
    disbursements and amounts
    applied to the Annuity Fund ............   2,033,447             167,593

  Outstanding:
    Beginning of period ....................   1,172,498                  --
                                               ---------           ---------
    End of period ..........................   3,295,786           1,172,498
                                               =========           =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 1996, the Account had outstanding commitments to purchase five real estate properties (subject to various closing conditions) totaling approximately $68.8 million. Of that amount, three purchases of real estate property totalling approximately $36.3 million were closed in January 1997.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                DECEMBER 31, 1996

REAL ESTATE PROPERTIES--35.82%
    Location                        Description                         Value
    --------                        -----------                         -----
Arizona:
  Phoenix                       Office building.................... $ 10,500,000
Colorado:
  Boulder                       Industrial building................    9,920,680
  Littleton                     Apartments.........................   17,750,000
Florida:
  Ocoee                         Shopping center....................    7,400,000
  Orlando                       Apartments.........................   12,800,000
  West Palm Beach               Apartments.........................   16,072,275
Georgia:
  Atlanta                       Apartments.........................   16,000,000
Minnesota:
  Eagan                         Industrial building................    6,485,249
  Fridley                       Industrial building................    4,175,000
North Carolina:
  Raleigh                       Shopping center....................    6,400,000
  Raleigh                       Shopping center....................    6,600,000
Texas:
  El Paso(1)                    Industrial building................    4,600,000
Virginia:
  Woodbridge                    Shopping center....................   13,100,000
                                                                     -----------
         TOTAL REAL ESTATE PROPERTIES
          (Cost $130,849,444)......................................  131,803,204
                                                                     -----------
(1) Leasehold interest only


MARKETABLE SECURITIES--64.18%

  Shares                      Issuer
  ------                      ------
REAL ESTATE INVESTMENT TRUSTS--4.95%

    45,000               Associated Estates Realty Corporation.....    1,068,750
    45,000               Avalon Properties,Inc.....................    1,293,750
    80,000               BrandyWine Realty Trust...................    1,560,000
    29,000               Cali Realty Corporation...................      895,375
    45,000               Camden Property Trust.....................    1,288,125
    55,000               CBL & Associates Properties, Inc..........    1,423,125
    40,000               Colonial Properties Trust Co. ............    1,215,000
     4,434               Homestead Village, Inc. ..................       79,812
     2,975               Homestead Village, Inc. - Wts.............       24,172
    40,000               Hospitality Properties Trust..............    1,160,000
    85,000               Innkeepers USA Trust. ....................    1,179,375
    45,000               Security Capital Atlantic, Inc............    1,102,500
    19,900               Security Capital Industrial Trust.........      507,450
    15,000               Starwood Lodging..........................      826,875
    40,000               Storage USA, Inc..........................    1,505,000
    40,000               Trinet Corporate Realty Trust, Inc........    1,420,000
    50,000               Weeks Corporation.........................    1,662,500
                                                                      ----------
         TOTAL REAL ESTATE INVESTMENT TRUSTS
         (Cost $15,886,587)........................................   18,211,809
                                                                      ----------


                 See notes to consolidated financial statements.

Principal                    Issuer, Coupon and Maturity Date          Value
---------                    --------------------------------          -----
COMMERCIAL PAPER--4.05%
$15,000,000           Morgan Stanley Group
                       5.37% 02/14/97.............................. $ 14,887,875
                                                                    ------------
         TOTAL COMMERCIAL PAPER
          (Amortized cost $14,901,550).............................   14,887,875
                                                                    ------------

CORPORATE BONDS--1.07%
  4,000,000           Associates Corporation of North America
                       5.25% 09/01/98..............................    3,941,560
                                                                    ------------
         TOTAL CORPORATE BONDS
          (Amortized cost $3,950,280)..............................    3,941,560
                                                                    ------------

GOVERNMENT AGENCIES--54.11%
  2,000,000           Federal Home Loan Bank
                       5.22% 01/16/97..............................    1,995,200
  2,000,000           Federal Home Loan Bank
                       5.20% 02/04/97..............................    1,989,500
 18,500,000           Federal Home Loan Mortgage Corporation
                       5.40% 01/02/97..............................   18,494,369
  2,100,000           Federal Home Loan Mortgage Corporation
                       5.45% 01/10/97..............................    2,096,850
 10,120,000           Federal Home Loan Mortgage Corporation
                       5.45% 01/21/97..............................   10,088,122
 30,000,000           Federal Home Loan Mortgage Corporation
                       5.27% 01/30/97..............................   29,865,000
  8,000,000           Federal Home Loan Mortgage Corporation
                       5.22% 02/06/97..............................    7,955,600
 26,000,000           Federal Home Loan Mortgage Corporation
                       5.25% 02/13/97..............................   25,828,400
 23,200,000           Federal Home Loan Mortgage Corporation
                       5.26% 02/28/97..............................   22,997,341
 11,000,000           Federal National Mortgage Association
                       5.26% 01/09/97..............................   10,985,150
 17,000,000           Federal National Mortgage Association
                       5.33% 02/03/97..............................   16,913,300
  9,500,000           Federal National Mortgage Association
                       5.33% 02/04/97..............................    9,450,125
 10,000,000           Federal National Mortgage Association
                       5.22% 02/10/97..............................    9,938,500
 10,000,000           Federal National Mortgage Association
                       5.33% 02/10/97..............................    9,938,500
  2,000,000           Federal National Mortgage Association
                       5.20% 03/04/97..............................    1,981,380
 15,700,000           Federal National Mortgage Association
                       5.23% 03/13/97..............................   15,532,952
  2,000,000           Federal National Mortgage Association
                       5.19% 04/03/97..............................    1,972,513
  1,100,000           United States Treasury Bill
                       5.56% 08/21/97..............................    1,063,477
                                                                    ------------
         TOTAL GOVERNMENT AGENCIES
          (Amortized cost $199,134,028)............................  199,086,279
                                                                    ------------
TOTAL MARKETABLE SECURITIES
 (Amortized cost $233,872,445).....................................  236,127,523
                                                                    ------------
TOTAL INVESTMENTS--100.00%
 (Cost $364,721,889)............................................... $367,930,727
                                                                    ============

                 See notes to consolidated financial statements.

                                             TIAA REAL ESTATE ACCOUNT
                                         Schedule III - Real Estate Owned
                                                 December 31, 1996


                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                    Initial Cost       (Including          Value at         Year
                                         Encum-      to Acquire     Unrealized Gains     December 31,   Construction       Date
          Description                   brances       Property         and Losses)           1996        Completed       Acquired
--------------------------------        -------     ------------    -----------------    -----------    ------------     --------
River Road Distribution Center            $-0-      $ 4,166,787       $  8,213           $ 4,175,000         1995        11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest                    -0-       12,490,895        309,105            12,800,000         1990        12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park                -0-        4,431,166        168,834             4,600,000         1980        12/22/95
Industrial Building
El Paso, Texas (1)

Brixworth Apartments                       -0-       15,574,647        425,353            16,000,000         1989        12/28/95
Apartments
Atlanta, Georgia

Plantation Grove Shopping Center           -0-        7,326,170         73,830             7,400,000         1995        12/28/95
Shopping Center
Ocoee, Florida

Southbank Business Park                    -0-       10,069,898        430,102            10,500,000         1995        02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection                       -0-        6,774,711       (374,711)            6,400,000         1988        03/29/96
Shopping Center
Raleigh, North Carolina

Lynnwood Collection                        -0-        6,708,120       (108,120)            6,600,000         1988        03/29/96
Shopping Center
Raleigh, North Carolina

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                    Initial Cost       (Including         Value at          Year
                                         Encum-      to Acquire     Unrealized Gains    December 31,    Construction       Date
          Description                   brances       Property         and Losses)          1996         Completed       Acquired
---------------------------             -------     ------------    -----------------    -----------    ------------     --------
Monte Vista Apartments                     -0-       17,664,247         85,753            17,750,000         1995        06/21/96
Apartments
Littleton, Colorado

River Oaks Shopping Center                 -0-       13,036,153         63,847            13,100,000         1995        07/12/96
Shopping Center
Woodbridge, Virginia

Arapahoe Park East                         -0-        9,920,680            -0-             9,920,680         1979        10/31/96
Industrial Building
Boulder, Colorado

Royal St. George Apartments                -0-       16,072,275            -0-            16,072,275         1995        12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                        -0-        6,485,249            -0-             6,485,249         1995        12/31/96
Industrial Building
Eagan, Minnesota


                                         -----     ------------     ----------          ------------
                                         $ -0-     $130,720,998     $1,082,206          $131,803,204
                                         =====     ============     ==========          ============
(1)  Leasehold interest only


Reconciliation of investment property owned:
Balance at beginning of period                     $ 43,989,665
  Acquisitions                                       86,731,333
  Capital improvements and carrying costs             1,082,206
  (including unrealized gains and losses)
                                                   ------------
Balance at end of period                           $131,803,204
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

Trustees
--------

David Alexander, 64.
American Secretary, Rhodes Scholarship Trust, and Trustees' Professor, Pomona College. Formerly, President, Pomona College, until 1991.

Marcus Alexis, 65.
Board of Trustees, Professor of Economics and Professor of Management and Strategy, Northwestern University.

Willard T. Carleton, 62.
Karl  L.  Eller   Professor   of  Finance,   College  of  Business   and  Public
Administration, University of Arizona.

Robert C. Clark, 53.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

Flora Mancuso Edwards, 52.
Of Counsel to the law firm of Dublirer, Haydon, Straci & Victor, since 1996. Professor of English as a Second Language, Middlesex County College, since October 1995. Formerly, President, Middlesex County College until October 1995.

Estelle A. Fishbein, 62.
General Counsel of The Johns Hopkins University since 1975. Elected Vice President and General Counsel of the University, April 1991.

Frederick R. Ford, 61.
Executive Vice President and Treasurer, Purdue University.

Martin J. Gruber, 59.
Chairman of the Department of Finance and Nomura Professor of Finance, New York University Stern School of Business.

Ruth Simms Hamilton, 59.
Professor, Department of Sociology and Urban Affairs Programs, and Director, African Diaspora Research Project, Michigan State University.

Dorothy Ann Kelly, O.S.U., 67.
President, College of New Rochelle.

Robert M. O'Neil, 62.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

Leonard S. Simon, 60.
Chairman, President and Chief Executive Officer, RCSB Financial, Inc., since September 1995. Formerly, Chairman and Chief Executive Officer, The Rochester Community Savings Bank, from 1984 until September 1995.

Ronald L. Thompson, 47.
Chairman of the Board and Chief Executive Officer, Midwest Stamping Co. Formerly, Chairman of the Board and President, The GR Group, until 1993.

Paul R. Tregurtha, 61.
Chairman, Chief Executive, and Director, Mormac Marine Group, Inc.; Vice Chairman and Director, The Interlake Steamship Company; Chairman and Director, Moran Transportation Company; and Chairman, MAC Acquisitions, Inc.

Charles J. Urstadt, 68.
Chairman and Chief Executive Officer, HRE Properties (a real estate investment trust) and Trustee Emeritus, Pace University.

William H. Waltrip, 59.
Chairman and Chief Executive Officer, Bausch & Lomb Inc., since January 1996. Chairman and Chief Executive Officer, Technology Solutions Company, since 1993. Formerly, Chairman and Chief Executive Officer, Biggers Brothers, Inc., and Vice Chairman, Unifax, from 1991 until 1993.

Rosalie J. Wolf, 55.
Treasurer and Chief Investment Officer, The Rockefeller Foundation since 1994. Formerly, Executive Vice President, Sithe Energies, Inc. from January 1994 to June 1994, and Managing Director, Bankers Trust Company, from 1989 to 1993.

Officer-Trustees
----------------
John H. Biggs, 60.
Chairman and Chief Executive Officer, TIAA and CREF, since 1993. Formerly, President and Chief Operating Officer, TIAA and CREF.

Thomas W. Jones,  47.
Vice Chairman, TIAA and CREF, since 1995. President and Chief Operating Officer, TIAA and CREF, since 1993. Formerly, Executive Vice President, Finance and Planning, TIAA and CREF.

Martin L. Leibowitz, 60.
Vice Chairman and Chief Investment Officer, TIAA and CREF, since November 1995. Executive Vice President, TIAA and CREF, from June 1995 to November 1995. Formerly, Managing Director -- Director of Research and member of the Executive Committee, Salomon Brothers, Inc.

Other Officers
--------------

Richard L. Gibbs, 49.
Executive Vice President, TIAA and CREF, since 1993, and Vice President, TIAA-CREF Investment Management, Inc. ("Investment Management") and TIAA-CREF Individual & Institutional Services, Inc. ("Services"), since 1992; Executive Vice President, Teachers Advisors, ("Advisors") since 1995. Formerly, Vice President, Finance, TIAA and CREF.

Albert J. Wilson, 64.
Vice  President and Chief Counsel,  Corporate  Secretary,  TIAA and CREF,  since
1991.

Richard J. Adamski, 54.
Vice President and Treasurer, TIAA and CREF, since March 1991; Vice President and Treasurer, Investment Management and Services, since 1992; Vice President and Treasurer, Teachers Personal Investors Services, Inc. and Advisors, since 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     On July 3, 1995, the Account issued 1,000,000 accumulation units to TIAA, at $100 per unit, in consideration of TIAA's $100 million seed money investment. TIAA began to redeem these units pursuant to a fixed repayment schedule on September 16, 1996. As of December 31, 1996, TIAA held 933,333 accumulation units with a value of $103,703,507, representing 28% of the Account's total net assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TIAA's general account plays a significant role in operating the Real Estate Account, including providing seed money, a liquidity guarantee, and investment management and other services.

     Seed Money. On July 3, 1995, TIAA supplied the Account's initial $100 million seed money investment in exchange for one million accumulation units, at $100 per unit. On September 16, 1996, in accordance with a five-year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem the accumulation units related to its seed money investment. TIAA is redeeming a pro rata portion of the accumulation units monthly over a 60-month period (16,666.667 units per month). TIAA's accumulation units are being redeemed at net asset value at the time of redemption.

     Liquidity Guarantee. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 1996, the Account paid TIAA $5,325 for this liquidity guarantee through a daily deduction from the net assets of the Account.

     Investment Management and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

     For the year ended December 31, 1996, the Account paid TIAA $642,042 for investment management services and $70,535 for mortality and expense risks. For the same period, the Account paid Services $437,894 for its administrative and distribution services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. Financial Statements. See Item 8 for required financial statements.

     (a) 2. Financial Statement Schedules. See Item 8 for required financial statement schedules.

     (a)  3. Exhibits.

     (1) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended)*

     (3)  (A) Charter of TIAA (as amended)*
          (B) Bylaws of TIAA (as amended)

     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract Endorsements*
          (B) Forms of Income-Paying Contracts*

     (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. (as amended)**
          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account*

     (27) Financial Data Schedule of the Account's Financial Statements for the year ended December 31, 1996

     (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 15, 1997 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

-------------------------------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's previous Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's previous Registration Statement on Form S-1 filed October 4, 1996 (File No. 333-13477).

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

                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA

                                            By:   /s/ Peter C. Clapman
                                                ------------------------------
                                                Peter C. Clapman
                                                Senior Vice President and
                                                Chief Counsel, Investments

                                                       March 14, 1997
                                                ------------------------------
                                                            Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                        TITLE                           DATE



/s/ John H. Biggs                Chairman of the Board           March 14, 1997
-----------------------          and Chief Executive
John H. Biggs                    Officer (Principal
                                 Executive Officer)
                                 and Trustee



/s/ Thomas W. Jones              Vice Chairman,                  March 14, 1997
----------------------           President and Chief
Thomas W. Jones                  Operating Officer
                                 (Principal Financial
                                 Officer) and Trustee



/s/ Martin L. Leibowitz          Vice Chairman,                  March 14, 1997
-----------------------          and Chief Investment
Martin L. Leibowitz              Officer and Trustee



/s/ Richard L. Gibbs             Executive Vice                  March 14, 1997
-----------------------          President
Richard L. Gibbs                 (Principal Accounting
                                 Officer)

Signature of Trustee        Date        Signature of Trustee            Date
--------------------        ----        --------------------            ----


/s/ David Alexander         3/14/97
-----------------------                 ------------------------
David Alexander                         Dorothy Ann Kelly, O.S.U.


/s/ Marcus Alexis           3/14/97     /s/ Robert M. O'Neil            3/14/97
-----------------------                 ------------------------
Marcus Alexis                           Robert M. O'Neil


/s/ Willard T. Carleton     3/14/97     /s/ Leonard S. Simon            3/14/97
-----------------------                 ------------------------
Willard T. Carleton                     Leonard S. Simon


/s/ Robert C. Clark         3/14/97     /s/ Ronald L. Thompson          3/14/97
-----------------------                 ------------------------
Robert C. Clark                         Ronald L. Thompson


-----------------------                 ------------------------
Flora Mancuso Edwards                   Paul R. Tregurtha


                                        /s/ Charles J. Urstadt          3/14/97
-----------------------                 ------------------------
Estelle A. Fishbein                     Charles J. Urstadt


/s/ Frederick R. Ford       3/14/97     /s/ William H. Waltrip          3/14/97
-----------------------                 ------------------------
Frederick R. Ford                       William H. Waltrip


/s/ Martin J. Gruber        3/14/97     /s/ Rosalie J. Wolf             3/14/97
-----------------------                 ------------------------
Martin J. Gruber                        Rosalie J. Wolf


/s/ Ruth Simms Hamilton     3/14/97
-----------------------
Ruth Simms Hamilton

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

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     ----------------------

3B          Bylaws of TIAA (as amended)

27 Financial Data Schedule of the Account's Financial Statements for the period ended December 31, 1996