Form 10-Q
period 1997-03-31
TIAA REAL ESTATE ACCOUNT
filed 1997-05-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _____________________

Commission File Numbers 33-92990, 333-13477 and 333-22809

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

         Yes  [X]                           No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 1997


                                                                            Page
                                                                            ----

   Consolidated Statements of Assets and Liabilities.......................   3

   Consolidated Statements of Operations...................................   4

   Consolidated Statements of Changes in Net Assets........................   5

   Consolidated Statements of Cash Flows...................................   6

   Notes to Consolidated Financial Statements..............................   7

   Consolidated Statement of Investments...................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                March 31,    December 31,
                                                                                  1997          1996
                                                                              ------------   ------------
                                                                               (Unaudited)
ASSETS

 Investments, at value:
  Real estate properties
   (Cost: $173,269,832 and $130,849,444) ..................................   $174,332,912   $131,803,204
  Marketable securities
   (Amortized cost: $376,825,584 and $233,872,445) ........................    378,891,484    236,127,523

 Cash .....................................................................      7,960,567      3,981,740

 Receivable from securities transactions ..................................    176,471,000     47,480,000

 Other ....................................................................     12,694,916      6,979,540
                                                                              ------------   ------------
                                                              TOTAL ASSETS     750,350,879    426,372,007
                                                                              ------------   ------------

LIABILITIES

 Payable for securities transactions ......................................    184,809,616     51,354,619

 Other ....................................................................     11,015,746      5,322,335
                                                                              ------------   ------------
                                                          TOTAL LIABILITIES    195,825,362     56,676,954
                                                                              ------------   ------------
NET ASSETS

 Accumulation Fund ........................................................    549,017,975    366,197,755

 Annuity Fund .............................................................      5,507,542      3,497,298
                                                                              ------------   ------------
                                                          TOTAL NET ASSETS    $554,525,517   $369,695,053
                                                                              ============   ============

NUMBER OF ACCUMULATION UNITS
 OUTSTANDING--Notes 6 and 7 ...............................................      4,863,977      3,295,786
                                                                                 =========      =========
NET ASSET VALUE,
 PER ACCUMULATION UNIT--Note 6 ............................................        $112.87        $111.11
                                                                                   =======        =======


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                         For the         For the
                                                                                      Three Months     Three Months
                                                                                          Ended           Ended
                                                                                        March 31,       March 31,
                                                                                          1997             1996
                                                                                       ----------       ----------
INVESTMENT INCOME
  Real estate income, net:
    Rental income ...................................................................  $5,328,964       $1,661,865
                                                                                       ----------       ----------
    Real estate property level expenses and taxes:
      Operating expenses ............................................................     937,670          317,871
      Real estate taxes .............................................................     571,989          192,519
                                                                                       ----------       ----------
                                  Total real estate property level expenses and taxes   1,509,659          510,390
                                                                                       ----------       ----------
                                                              Real estate income, net   3,819,305        1,151,475
  Interest ..........................................................................   3,720,927        1,146,347
  Dividends .........................................................................     478,729           10,000
                                                                                       ----------       ----------
                                                                         TOTAL INCOME   8,018,961        2,307,822
                                                                                       ----------       ----------
  Expenses--Note 3:
    Investment advisory .............................................................     283,270           44,321
    Administrative and distribution .................................................     265,407           75,176
    Mortality and expense risk charges ..............................................      66,710            3,407
    Liquidity guarantee charges .....................................................      10,275            1,704
                                                                                       ----------       ----------
                                                                       TOTAL EXPENSES     625,662          124,608
                                                                                       ----------       ----------
                                                               INVESTMENT INCOME, NET   7,393,299        2,183,214
                                                                                       ----------       ----------

REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
  Net realized gain on marketable securities ........................................      37,906           40,605
                                                                                       ----------       ----------
  Net change in unrealized appreciation on:
    Real estate properties ..........................................................     109,320           84,681
    Marketable securities ...........................................................    (189,178)         (93,235)
                                                                                       ----------       ----------
                                                Net change in unrealized appreciation     (79,858)          (8,554)
                                                                                       ----------       ----------
                                                          NET REALIZED AND UNREALIZED
                                                           GAIN (LOSS) ON INVESTMENTS     (41,952)          32,051
                                                                                       ----------       ----------
                                                           NET INCREASE IN NET ASSETS
                                                            RESULTING FROM OPERATIONS  $7,351,347       $2,215,265
                                                                                       ==========       ==========


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                                            For the            For the
                                                                                          Three Months       Three Months
                                                                                             Ended              Ended
                                                                                           March 31,          March 31,
                                                                                             1997                1996
                                                                                          ------------       ------------
FROM OPERATIONS
 Investment income, net ..............................................................     $ 7,393,299       $  2,183,214
 Net realized gain on marketable securities ..........................................          37,906             40,605
 Net change in unrealized appreciation on investments ................................         (79,858)            (8,554)
                                                                                          ------------       ------------

                                                           NET INCREASE IN NET ASSETS
                                                            RESULTING FROM OPERATIONS        7,351,347          2,215,265
                                                                                          ------------       ------------

FROM PARTICIPANT TRANSACTIONS
 Premiums ............................................................................      11,498,550          1,316,540
 TIAA seed money withdrawn -- Note 1 .................................................      (5,608,202)                --
 Net transfers from TIAA .............................................................      18,817,930          1,841,054
 Net transfers from CREF Accounts ....................................................     153,843,141         20,205,764
 Annuity and other periodic payments .................................................        (175,716)            (1,334)
 Withdrawals .........................................................................        (895,014)           (49,219)
 Death benefits ......................................................................          (1,572)           (26,678)
                                                                                          ------------       ------------

                                                 NET INCREASE IN NET ASSETS RESULTING
                                                        FROM PARTICIPANT TRANSACTIONS      177,479,117         23,286,127
                                                                                          ------------       ------------

                                                           NET INCREASE IN NET ASSETS      184,830,464         25,501,392

NET ASSETS
 Beginning of year ...................................................................     369,695,053        120,258,345
                                                                                          ------------       ------------
 End of period .......................................................................    $554,525,517       $145,759,737
                                                                                          ============       ============


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         For the               For the
                                                                                       Three Months          Three Months
                                                                                           Ended                 Ended
                                                                                         March 31,             March 31,
                                                                                           1997                  1996
                                                                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ............................     $  7,351,347          $  2,215,265
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments .......................................................     (185,293,668)          (27,416,838)
   Decrease (Increase) in receivable from securities transactions ................     (128,991,000)            4,920,000
   Decrease (Increase) in other assets ...........................................       (5,715,377)               37,894
   Decrease (Increase) in payable for securities transactions ....................      133,454,997            (4,503,083)
   Increase in other liabilities .................................................        5,693,411             1,063,848
                                                                                       ------------          ------------
                                                                  NET CASH USED IN
                                                              OPERATING ACTIVITIES     (173,500,290)          (23,682,914)
                                                                                       ------------          ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ........................................................................       11,498,550             1,316,540
 TIAA seed money withdrawn -- Note 1 .............................................       (5,608,202)                   --
 Net transfers from TIAA .........................................................       18,817,930             1,841,054
 Net transfers from CREF Accounts ................................................      153,843,141            20,205,764
 Annuity and other periodic payments .............................................         (175,716)               (1,334)
 Withdrawals .....................................................................         (895,014)              (49,219)
 Death benefits ..................................................................           (1,572)              (26,678)
                                                                                       ------------          ------------

                                                              NET CASH PROVIDED BY
                                                           PARTICIPANT TRANSACTION      177,479,117            23,286,127
                                                                                       ------------          ------------

                                                   NET INCREASE (DECREASE) IN CASH        3,978,827              (396,787)

CASH
 Beginning of year ...............................................................        3,981,740               396,787
                                                                                       ------------          ------------
 End of period ...................................................................     $  7,960,567          $         --
                                                                                       ============          ============


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

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA starting October 2, and November 1, 1995, respectively. In August, 1996 the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem its seed money Accumulation Units in monthly installments beginning in September, 1996. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At March 31, 1997, TIAA retained 883,333 Accumulation Units, with a total value of $99,705,594.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses and capital expenditures and to make benefit payments.

TIAA employees, under the direction of TIAA's Board of Trustees and its Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are subject to review by the Account's independent fiduciary, Institutional Property Consultants, Inc. TIAA also provides all portfolio accounting and related services for the Account. TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA, which is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc., provides administrative and distribution services pursuant to a Distribution and Administrative Services Agreement with the Account.

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers that the Account uses. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sales price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices. Short-term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Note 2--Significant Accounting Policies - (Concluded)

Reclassifications: Certain 1996 amounts in the statement of operations have been reclassified to conform to the 1997 presentation.

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

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the three months ended March 31, 1997 been acquired at the beginning of the period (January 1, 1997), rental income and real estate property level expenses and taxes for the three months ended March 31, 1997 would have increased by approximately $271,000 and $87,000, respectively. In addition, interest income for the three months ended March 31, 1997 would have decreased by approximately $125,000. Accordingly, the total proforma effect on the Account's net investment income for the three months ended March 31, 1997 would have been an increase of approximately $59,000, if the real estate properties acquired during the three months ended March 31, 1997 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                     Years Ending
                     December 31,
                     ------------
                     1997                      $  9,443,000
                     1998                         8,974,000
                     1999                         8,056,000
                     2000                         7,475,000
                     2001                         5,418,000
                     Thereafter                  34,067,000
                                               ------------
                     Total                     $ 73,433,000
                                               ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                               For the Period
                                                     For the              For the               July 3, 1995
                                                  Three Months              Year               (Commencement
                                                     Ended                  Ended            of Operations) to
                                                 March 31, 1997       December 31, 1996      December 31, 1995
                                                 --------------       -----------------      -----------------
                                                  (Unaudited)
Per Accumulation Unit Data:
Rental income ...............................       $   1.194             $   6.012             $   0.159
 Real estate property
  level expenses and taxes ..................           0.338                 1.850                 0.042
                                                    ---------             ---------             ---------
                      Real estate income, net           0.856                 4.162                 0.117
 Dividends and interest .....................           0.941                 3.309                 2.716
                                                    ---------             ---------             ---------
                                 Total income           1.797                 7.471                 2.833
 Expense charges (1) ........................           0.140                 0.635                 0.298
                                                    ---------             ---------             ---------
                       Investment income, net           1.657                 6.836                 2.535
 Net realized and unrealized
  gain on investments .......................           0.106                 1.709                 0.031
                                                    ---------             ---------             ---------
Net increase in
 Accumulation Unit Value ....................           1.763                 8.545                 2.566

Accumulation Unit Value:
 Beginning of period ........................         111.111               102.566               100.000
                                                    ---------             ---------             ---------
 End of period ..............................       $ 112.874             $ 111.111             $ 102.566
                                                    =========             =========             =========


Total return ................................            1.59%                 8.33%                 2.57%
Ratios to Average Net Assets:
 Expenses (1) ...............................            0.13%                 0.61%                 0.30%
 Investment income, net .....................            1.55%                 6.57%                 2.51%
Portfolio turnover rate:
     Real estate properties .................               0%                    0%                    0%
     Securities .............................            1.35%                15.04%                    0%
Thousands of Accumulation Units
 outstanding at end of period ...............           4,864                 3,296                 1,172


(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the three months ended March 31, 1997 would be $0.478 ($2.485 for the year ended December 31, 1996 and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 1997 would be 0.45% (2.39% for the year ended December 31, 1996 and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:


                                                                                            For the Period
                                                    For the             For the              July 3, 1995
                                                 Three Months             Year              (Commencement
                                                    Ended                 Ended           of Operations) to
                                                March 31, 1997      December 31, 1996     December 31, 1995
                                                --------------      -----------------     -----------------
                                                 (Unaudited)
Accumulation Units:

 Credited for premiums and
   TIAA seed money investment ...............       102,539                89,841             1,004,905
 Credited for transfers, net of
   disbursements and amounts
   applied to the Annuity Fund ..............     1,465,652             2,033,447               167,593

 Outstanding:
  Beginning of period .......................     3,295,786             1,172,498                    --
                                                  ---------             ---------             ---------
  End of period .............................     4,863,977             3,295,786             1,172,498
                                                  =========             =========             =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 1997, the Account had outstanding commitments to purchase eleven real estate properties (subject to various closing conditions) totaling approximately $201.3 million. Of that amount, purchases of eight real estate properties totaling approximately $150 million, were closed in April, 1997.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                                 MARCH 31, 1997

REAL ESTATE PROPERTIES--31.51%
    Location                        Description                            Value
    --------                        -----------                            -----
Arizona:
  Phoenix                Office building..........................  $ 10,600,000
California:
  Westlake Village       Apartments...............................    13,510,215
Colorado:
  Boulder                Industrial building......................     9,930,000
  Littleton              Apartments...............................    17,750,000
Florida:
  Coral Springs          Industrial building......................     6,097,279
  Ocoee                  Shopping center..........................     7,400,000
  Orlando                Apartments...............................    12,800,000
  West Palm Beach        Apartments...............................    16,072,275
Georgia:
  Atlanta                Apartments...............................    16,000,000
Iowa:
  Urbandale              Industrial building......................    13,629,009
Minnesota:
  Eagan                  Industrial building......................     6,455,249
  Fridley                Industrial building......................     4,175,000
North Carolina:
  Raleigh                Shopping center..........................     6,400,000
  Raleigh                Shopping center..........................     6,600,000
Texas:
  El Paso(1)             Industrial building......................     4,600,000
  El Paso                Apartments...............................     9,213,885
Virginia:
  Woodbridge             Shopping center..........................    13,100,000
                                                                    ------------
         TOTAL REAL ESTATE PROPERTIES     (Cost $173,269,832).....   174,332,912
                                                                    ------------

(1) Leasehold interest only

MARKETABLE SECURITIES--68.49%

  Shares                            Issuer
  ------                            ------
REAL ESTATE INVESTMENT TRUSTS--7.73%
    45,000               Associated Estates Realty Corporation....     1,006,875
    45,000               Avalon Properties, Inc...................     1,237,500
    30,000               Avalon Properties, Inc. Pfd..............       750,000
   100,000               BrandyWine Realty Trust..................     2,025,000
    49,000               Cali Realty Corporation..................     1,568,000
    45,000               Camden Property Trust....................     1,226,250
    90,000               CBL & Associates Properties, Inc.........     2,205,000
    65,000               Colonial Properties Trust Co.............     1,885,000
    50,000               Excel Realty Trust, Inc. Pfd.............     1,340,625
   150,000               Health and Retirement Property Trust.....     2,700,000
    60,000               Hospitality Properties Trust.............     1,837,500
   145,000               Innkeepers USA Trust ....................     2,120,625
    92,000               Patriot American Hospitality.............     2,231,000
   100,000               Public Storage, Inc......................     2,900,000

                See notes to consolidated financial statements.

  Shares                            Issuer                                 Value
  ------                            ------                                 -----

REAL ESTATE INVESTMENT TRUSTS- (Concluded)
   60,000              Security Capital Atlantic, Inc.............  $  1,335,000
   19,900              Security Capital Industrial Trust..........       502,475
   85,000              Simon Debarfolo Group Inc..................     2,571,250
   80,000              Spieker Properties Inc.....................     3,120,000
   55,000              Starwood Lodging Trust.....................     2,145,000
   75,000              Storage USA, Inc...........................     2,765,625
   80,000              Trinet Corporate Realty Trust, Inc.........     2,530,000
   80,000              Weeks Corporation..........................     2,750,000
                                                                     -----------
        TOTAL REAL ESTATE INVESTMENT TRUSTS  (Cost $40,567,725)...    42,752,725
                                                                     -----------

  Principal                   Issuer, Coupon and Maturity Date
  ---------                   --------------------------------
CORPORATE BONDS--1.26%
$  4,000,000         Associates Corporation of North America
                      5.25% 09/01/98..............................     3,927,800
   3,000,000         Pepsico, Inc.
                      7.625% 11/01/98.............................     3,044,460
                                                                   -------------
         TOTAL CORPORATE BONDS  (Amortized cost $7,025,910).......     6,972,260
                                                                   -------------

GOVERNMENT AGENCIES--59.50%
   2,825,000         Federal Home Loan Bank
                      5.40% 04/01/97..............................     2,824,494
 181,535,000         Federal Home Loan Bank
                      5.40% 04/02/97..............................   181,479,033
  47,120,000         Federal Home Loan Bank
                      5.46% 04/03/97..............................    47,098,207
   2,000,000         Federal Home Loan Bank
                      5.22% 06/06/97..............................     1,979,602
   2,000,000         Federal Home Loan Bank
                      5.23% 07/02/97..............................     1,971,686
  26,150,000         Federal Home Loan Mortgage Corporation
                      5.47% 04/04/97..............................    26,133,873
  18,870,000         Federal Home Loan Mortgage Corporation
                      5.23% 04/29/97..............................    18,786,547
  23,320,000         Federal Home Loan Mortgage Corporation
                      5.22% 05/07/97..............................    23,188,417
   2,000,000         Federal National Mortgage Association
                      5.19% 04/03/97..............................     1,999,075
  12,000,000         Federal National Mortgage Association
                      5.46% 04/15/97..............................    11,972,550
   6,700,000         Federal National Mortgage Association
                      5.25% 04/22/97..............................     6,677,522
   2,000,000         Federal National Mortgage Association
                      5.23% 05/02/97..............................     1,990,240
   2,000,000         Federal National Mortgage Association
                      5.22% 05/08/97..............................     1,988,410
   1,100,000         United States Treasury Bill
                      5.56% 08/21/97..............................     1,076,843
                                                                   -------------
       TOTAL GOVERNMENT AGENCIES  (Amortized cost $329,231,949)...   329,166,499
                                                                   -------------

TOTAL MARKETABLE SECURITIES  (Amortized cost $376,825,584)........   378,891,484
                                                                   -------------

TOTAL INVESTMENTS--100.00%  (Cost $550,095,416)................... $ 553,224,396
                                                                   =============

                See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

          The TIAA Real Estate Account began operating on July 3, 1995 and interests in the Account began being offered to participants on October 2, 1995.

          Through March 31, 1997, the Account had acquired a total of 17 real estate properties, including six industrial properties, six apartment complexes, four neighborhood shopping centers and one office property. As of March 31, 1997, these properties represented 31.51% of the Account's total investment portfolio. Net transfers and total premiums into the Account during the quarter represented 33.2% of the Account's total net assets at the end of the quarter. This high volume of premiums and transfers into the Account had a negative impact on the level of real estate properties held as a percentage of total investments at March 31, 1997.

          In April 1997, the Account purchased eight suburban office buildings in joint venture with Pegasus Partners, Inc., a subsidiary of USF&G Corporation, for a combined total purchase price of approximately $164.5 million. (TIAA has a 90% interest in the joint venture.) As a result of this purchase, as of April 30, 1997 the Account had 59% of its total investment portfolio invested in real estate. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

          As of March 31, 1997, the Account also held investments in short-term obligations of U.S. government agencies, representing 59.50% of the portfolio, 22 real estate investment trusts (REITs), representing 7.73% of the portfolio, and two corporate bonds, representing 1.26% of the portfolio.

Results of Operations-Three Months Ended March 31, 1997 Compared
----------------------------------------------------------------
to Three Months Ended March 31, 1996
------------------------------------

          The Account's total net return was 1.59% for the three months ended March 31, 1997 and 1.68% for the same quarter in 1996. The Account's performance in the first quarter of 1997 was slightly lower since the Account had a lower percentage of its portfolio invested in real estate during the first quarter of 1997 than during the first quarter of 1996.

          The Account's net investment income, after deduction of all expenses, was $7,393,299 for the three months ended March 31, 1997 and $2,183,214 for the three months ended March 31, 1996, a 239% increase. This increase was the result of a growing base of net assets from March 31, 1996 to March 31, 1997. Net assets increased 280% during that period. In addition, the Account had net realized and unrealized gains (losses) on investments of $(41,952) and $32,051 for the three months ended March 31, 1997 and March 31, 1996, respectively. While the Account posted net unrealized gains on its real estate investments in the first quarter of both 1997 and 1996, during the same periods it posted net unrealized losses on marketable securities of $189,178 and $93,235, respectively, resulting primarily from the decline in price of the Account's REIT holdings.

          The Account's real estate holdings generated approximately 48% and 50% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 1997 and March 31, 1996, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments. As the Account approaches its target of being approximately 70% to 80% invested in real estate, future investment income is expected to be affected to a greater degree by its real estate holdings. While the future performance of the Account's investments can't be predicted, assuming little change in current economic conditions, this anticipated increase in real estate holdings is expected to have a positive impact on the Account's total return.

          Gross real estate rental income was $5,328,964 for the three months ended March 31, 1997 and $1,661,865 for the same period in 1996. As of March 31, 1996, the Account owned eight properties, and, as of March 31, 1997, the Account owned 17 properties. This increase in the number of properties owned by the Account was a major factor in the higher real estate income for the first quarter of 1997 over the same period of the previous year. Interest income on the Account's short- and intermediate-term investments for the three months ended March 31, 1997 and March 31, 1996 totaled $3,720,927 and $1,146,347, respectively. This increase resulted from the more than threefold increase in the Account's net assets from March 31, 1996 to March 31, 1997. Dividend income on the Account's investments in REITs totaled $478,729 and $10,000, respectively, for the same periods. Shares of REITs totaled 7.73% of the Account investments as of March 31, 1997 and 1.45% as of March 31, 1996. This increased percentage accounted for the increased dividend income for first three months of 1997, as compared with the same period in 1996.

          Total property level expenses for the three months ended March 31, 1997 were $1,509,659, of which $571,989 was attributable to real estate taxes and $937,670 represented operating expenses. Total property level expenses for the three months ended March 31, 1996 were $510,390, of which $192,519 was attributable to real estate taxes and $317,871 was attributable to operating expenses. Property level expenses increased in the first three months of 1997 as a result of the increased number of properties in the Account.

          The Account also incurred expenses for the three months ended March 31, 1997 and 1996 of $283,270 and $44,321, respectively, for investment advisory services provided by TIAA, $265,407 and $75,176, respectively, for administrative and distribution services provided by TIAA-CREF Individual and Institutional Services, Inc. and $76,985 and $5,111, respectively, for the mortality and expense risks assumed and the liquidity guarantee provided by TIAA. Such expenses increased as a result of the larger net asset base in the Account for the first quarter of 1997 over the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

          On September 16, 1996, in accordance with a five-year repayment schedule approved by the New York Insurance Department, TIAA began to redeem its seed money accumulation units related to its initial $100 million seed money investment. TIAA will continue to redeem a pro rata portion of the accumulation units it holds over a 60 month period (16,666.667 units per month). As of March 31, 1997, the Account had redeemed 116,667 accumulation units at prevailing daily unit values, amounting to $12,902,336 in total redemption payments to TIAA, leaving it holding 883,333 units at March 31, 1997 with a value of $99,705,594.

          For the three months ended March 31, 1997 and 1996, the Account earned $7,393,299 and $2,183,214, respectively, in net investment income. During those same three month periods in 1997 and 1996, the Account received $11,498,550 and $1,316,540, respectively, in premiums and $172,661,071 and $22,046,818, respectively, in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $42,420,388 and $23,552,729 were purchased during the first three months of 1997 and 1996, respectively. At March 31, 1997 and March 31, 1996, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $386,852,051 and $77,716,150, respectively. It is anticipated that much of the Account's liquid assets as of March 31, 1997, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

      (3)     (A)    Charter of TIAA (as amended) *
              (B)    Bylaws of TIAA (as amended) **

      (4)     (A)    Forms of RA, GRA, GSRA, SRA, and IRA Real Estate
                     Account Endorsements *
              (B)    Forms of Income-Paying Contracts *

      (10)    (A)    Independent Fiduciary Agreement by and among TIAA,
                     the Registrant, and Institutional Property
                     Consultants, Inc. ***
              (B)    Custodial Services Agreement by and between TIAA and Morgan
                     Guaranty Trust Company of New York with respect to the Real Estate Account *
              (C)    Distribution and Administrative Services Agreement
                     by and between TIAA and TIAA-CREF Individual &
                     Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

     (27)      Financial Data Schedule of the Account's Financial
               Statements for the three months ended March 31, 1997

----------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed
April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-K Annual Report for the year ended December 31, 1996 (File No. 33-92990).

*** - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account's Registration Statement on Form S-1 filed
April 29, 1997 (File No. 333-22809).

   (b) REPORTS ON 8-K. The Account filed a report on Form 8-K on January 15, 1997 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 14, 1997
                                              TIAA REAL ESTATE ACCOUNT

                                              By: TEACHERS INSURANCE AND ANNUITY
                                                  ASSOCIATION OF AMERICA

                                              By: /s/ Peter C. Clapman
                                                  ------------------------------
                                                  Peter C. Clapman
                                                  Senior Vice President and
                                                  Chief Counsel, Investments



DATE: May 14, 1997
                                              By: /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

(27) Financial Data Schedule