Form 10-Q
period 1997-06-30
TIAA REAL ESTATE ACCOUNT
filed 1997-08-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

         Yes  [X]                           No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 1997


                                                                            Page
                                                                            ----

   Consolidated Statements of Assets and Liabilities.......................   3

   Consolidated Statements of Operations...................................   4

   Consolidated Statements of Changes in Net Assets........................   5

   Consolidated Statements of Cash Flows...................................   6

   Notes to Consolidated Financial Statements..............................   7

   Consolidated Statement of Investments...................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                              June 30,     December 31,
                                                                1997           1996
                                                            ------------   ------------
                                                            (Unaudited)
ASSETS
 Investments, at value:
  Real estate properties
   (Cost: $391,916,557 and $130,849,444) ................   $393,335,128   $131,803,204
  Marketable securities
   (Amortized cost: $209,217,558 and $233,872,445) ......    212,773,032    236,127,523
 Cash ...................................................      2,399,628      3,981,740
 Receivable from securities transactions ................                    47,480,000
 Other ..................................................     19,580,808      6,979,540
                                                            ------------   ------------
                                             TOTAL ASSETS    628,088,596    426,372,007
                                                            ------------   ------------

LIABILITIES
 Payable for securities transactions ....................         35,000     51,354,619
 Other ..................................................     19,940,117      5,322,335
                                                            ------------   ------------
                                        TOTAL LIABILITIES     19,975,117     56,676,954
                                                            ------------   ------------

MINORITY INTEREST .......................................     16,927,141
                                                            ------------   ------------
NET ASSETS
 Accumulation Fund ......................................    581,642,763    366,197,755
 Annuity Fund ...........................................      9,543,575      3,497,298
                                                            ------------   ------------
                                         TOTAL NET ASSETS   $591,186,338   $369,695,053
                                                            ============   ============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 .      5,047,300      3,295,786
                                                            ============   ============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..........        $115.24        $111.11
                                                            ============   ============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                            June 30,
                                                         ------------------------------      -----------------------------
                                                             1997              1996              1997             1996
                                                         ------------      ------------      ------------     ------------
INVESTMENT INCOME Real estate income, net:
    Rental income ...................................    $ 10,999,703      $  2,271,715      $ 16,328,667     $  3,933,580
                                                         ------------      ------------      ------------     ------------
    Real estate property level expenses and taxes:
      Operating expenses ............................       2,360,579           511,017         3,298,249          828,888
      Real estate taxes .............................       1,189,347           212,886         1,761,336          405,405
                                                         ------------      ------------      ------------     ------------
                     Total real estate property level
                                   expenses and taxes       3,549,926           723,903         5,059,585        1,234,293
                                                         ------------      ------------      ------------     ------------
                              Real estate income, net       7,449,777         1,547,812        11,269,082        2,699,287
  Interest ..........................................       2,742,795         1,137,192         6,463,722        2,283,539
  Dividends .........................................         832,381            50,825         1,311,110           60,825
                                                         ------------      ------------      ------------     ------------
                                         TOTAL INCOME      11,024,953         2,735,829        19,043,914        5,043,651
                                                         ------------      ------------      ------------     ------------
  Expenses -- Note 3:
    Investment advisory charges .....................         377,163           136,267           660,433          180,588
    Administrative and distribution charges .........         319,991            48,135           585,398          123,311
    Mortality and expense risk charges ..............         113,953            14,687           180,663           18,094
    Liquidity guarantee charges .....................          45,297              (901)           55,572              803
                                                         ------------      ------------      ------------     ------------
                                       TOTAL EXPENSES         856,404           198,188         1,482,066          322,796
                                                         ------------      ------------      ------------     ------------
                               INVESTMENT INCOME, NET      10,168,549         2,537,641        17,561,848        4,720,855
                                                         ------------      ------------      ------------     ------------

REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on marketable securities .          50,155              (370)           88,061           40,235
                                                         ------------      ------------      ------------     ------------
  Net change in unrealized appreciation on:
    Real estate properties ..........................         355,491           483,125           464,811          567,806
    Marketable securities ...........................       1,489,574           174,079         1,300,396           80,844
                                                         ------------      ------------      ------------     ------------

                             Net change in unrealized
                          appreciation on investments       1,845,065           657,204         1,765,207          648,650
                                                         ------------      ------------      ------------     ------------

      NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS       1,895,220           656,834         1,853,268          688,885
                                                         ------------      ------------      ------------     ------------


            NET INCREASE IN NET ASSETS RESULTING FROM
                  OPERATIONS BEFORE MINORITY INTEREST      12,063,769         3,194,475        19,415,116        5,409,740

  Minority interest in net increase in net assets
     resulting from operations ......................        (301,381)                           (301,381)
                                                         ------------      ------------      ------------     ------------

                           NET INCREASE IN NET ASSETS
                            RESULTING FROM OPERATIONS    $ 11,762,388      $  3,194,475      $ 19,113,735     $  5,409,740
                                                         ============      ============      ============     ============


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                            June 30,
                                                         ------------------------------      -----------------------------
                                                             1997              1996              1997             1996
                                                         ------------      ------------      ------------     ------------
FROM OPERATIONS
 Investment income, net ................................ $ 10,168,549      $  2,537,641      $ 17,561,848     $  4,720,855
 Net realized gain (loss) on marketable securities .....       50,155              (370)           88,061           40,235
 Net change in unrealized appreciation on investments ..    1,845,065           657,204         1,765,207          648,650
 Minority interest in net increase in net assets
   resulting from operations ...........................     (301,381)                           (301,381)
                                                         ------------      ------------      ------------     ------------
                              NET INCREASE IN NET ASSETS
                               RESULTING FROM OPERATIONS   11,762,388         3,194,475        19,113,735        5,409,740
                                                         ------------      ------------      ------------     ------------

FROM PARTICIPANT TRANSACTIONS
 Premiums ..............................................    9,860,011         1,735,461        21,358,561        3,052,001
 TIAA seed money withdrawn -- Note 1 ...................   (5,686,307)                        (11,294,509)
 Net transfers from TIAA ...............................    2,380,477         2,494,392        21,198,407        4,335,446
 Net transfers from CREF Accounts ......................   20,494,947        16,068,204       174,338,088       36,273,968
 Annuity and other periodic payments ...................     (168,546)          (41,036)         (344,262)         (42,370)
 Withdrawals ...........................................   (1,940,735)         (142,905)       (2,835,749)        (192,124)
 Death benefits ........................................      (41,414)                            (42,986)         (26,678)
                                                         ------------      ------------      ------------     ------------

               NET INCREASE IN NET ASSETS RESULTING FROM
                                PARTICIPANT TRANSACTIONS   24,898,433        20,114,116       202,377,550       43,400,243
                                                         ------------      ------------      ------------     ------------
                              NET INCREASE IN NET ASSETS   36,660,821        23,308,591       221,491,285       48,809,983

NET ASSETS
 Beginning of period ...................................  554,525,517       145,759,737       369,695,053      120,258,345
                                                         ------------      ------------      ------------     ------------
 End of period ......................................... $591,186,338      $169,068,328      $591,186,338     $169,068,328
                                                         ============      ============      ============     ============


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                          June 30,
                                                                   ------------------------------    -----------------------------
                                                                       1997              1996            1997             1996
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ........     $  11,762,388    $   3,194,475    $  19,113,735    $   5,409,740
 Adjustments to reconcile net increase in
   net assets resulting from operations
   to net cash used in operating activities:
   (Increase) in investments .................................       (52,883,765)     (23,340,824)    (238,177,433)     (50,757,662)
   Decrease in receivable from securities transactions .......       176,471,000        7,530,000       47,480,000       12,450,000
   (Increase) in other assets ................................        (6,885,891)        (846,361)     (12,601,268)        (808,467)
   (Decrease) in payable for securities transactions .........      (184,774,616)      (7,452,143)     (51,319,619)     (11,955,226)
   Increase in other liabilities .............................         8,924,371        1,146,940       14,617,782        2,210,788
   Increase in minority interest .............................        16,927,141                        16,927,141
                                                                   -------------    -------------    -------------    -------------
                                              NET CASH USED IN
                                          OPERATING ACTIVITIES       (30,459,372)     (19,767,913)    (203,959,662)     (43,450,827)
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ....................................................         9,860,011        1,735,461       21,358,561        3,052,001
 TIAA seed money withdrawn -- Note 1 .........................        (5,686,307)                      (11,294,509)
 Net transfers from TIAA .....................................         2,380,477        2,494,392       21,198,407        4,335,446
 Net transfers from CREF Accounts ............................        20,494,947       16,068,204      174,338,088       36,273,968
 Annuity and other periodic payments .........................          (168,546)         (41,036)        (344,262)         (42,370)
 Withdrawals .................................................        (1,940,735)        (142,905)      (2,835,749)        (192,124)
 Death benefits ..............................................           (41,414)                          (42,986)         (26,678)
                                                                   -------------    -------------    -------------    -------------

                                          NET CASH PROVIDED BY
                                      PARTICIPANT TRANSACTIONS        24,898,433       20,114,116      202,377,550       43,400,243
                                                                   -------------    -------------    -------------    -------------

                               NET INCREASE (DECREASE) IN CASH        (5,560,939)         346,203       (1,582,112)         (50,584)

CASH
 Beginning of period .........................................         7,960,567                         3,981,740          396,787
                                                                   -------------    -------------    -------------    -------------
 End of period ...............................................     $   2,399,628    $     346,203    $   2,399,628    $     346,203
                                                                   =============    =============    =============    =============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995 under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, Inc., a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P., a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem its seed money Accumulation Units in monthly installments beginning in September 1996. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At June 30, 1997, TIAA retained 833,333 Accumulation Units, with a total value of $96,031,962.

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

Note 2--Significant Accounting Policies

The preparation of financial statements may require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and related disclosures. Actual results may differ from those estimates. The following is a summary of the significant accounting policies followed by the Account, which are in conformity with generally accepted accounting principles.

Basis of Presentation: The accompanying consolidated financial statements include the Account, Teachers REA, Inc., its wholly-owned subsidiary and Light Street Partners, L.P., in which the Account holds a 90% interest. The 10% minority interest in Light Street Partners, L.P. is reflected separately in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined. Realized gains and losses on real estate transactions are accounted for under the specific identification method.

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

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account, while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the six months ended June 30, 1997 been acquired at the beginning of the period (January 1, 1997), rental income and real estate property level expenses and taxes for the six months ended June 30, 1997 would have increased by approximately $10,141,000 and $3,179,000, respectively. In addition, interest income for the six months ended June 30, 1997 would have decreased by approximately $3,763,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 1997 would have been an increase of approximately $3,199,000, if the real estate properties acquired during the six months ended June 30, 1997 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                      Years Ending
                      December 31,
                      ------------
                      1997                $ 28,564,000
                      1998                  35,180,000
                      1999                  30,966,000
                      2000                  28,160,000
                      2001                  22,805,000
                      Thereafter           101,826,000
                                          ------------

                      Total               $247,501,000
                                          ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                            July 3, 1995
                                                   Six Months              Year            (Commencement
                                                      Ended               Ended          of Operations) to
                                                  June 30, 1997     December 31, 1996    December 31, 1995
                                                  -------------     -----------------    -----------------
                                                   (Unaudited)

Per Accumulation Unit Data:

 Rental income ............................         $  2.863           $  6.012               $  0.159

 Real estate property
   level expenses and taxes ...............            0.887              1.850                  0.042
                                                    --------           --------               --------
                    Real estate income, net            1.976              4.162                  0.117
Dividends and interest ....................            1.363              3.309                  2.716
                                                    --------           --------               --------
                               Total income            3.339              7.471                  2.833

Expense charges (1) .......................            0.260              0.635                  0.298
                                                    --------           --------               --------
                     Investment income, net            3.079              6.836                  2.535
Net realized and unrealized
 gain on investments ......................            1.048              1.709                  0.031
                                                    --------           --------               --------
Net increase in
 Accumulation Unit Value ..................            4.127              8.545                  2.566

Accumulation Unit Value:
 Beginning of period ......................          111.111            102.566                100.000
                                                    --------           --------               --------
 End of period ............................         $115.238           $111.111               $102.566
                                                    ========           ========               ========

Total return ..............................             3.71%              8.33%                  2.57%
Ratios to Average Net Assets:
  Expenses (1) ............................             0.29%              0.61%                  0.30%
  Investment income, net ..................             3.38%              6.57%                  2.51%
Portfolio turnover rate:
      Real estate properties ..............               --                 --                     --
      Securities ..........................             0.98%             15.04%                    --
Thousands of Accumulation Units
  outstanding at end of period ............            5,047              3,296                  1,172



(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the six months ended June 30, 1997 would be $1.147 ($2.485 for the year ended December 31, 1996 and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 1997 would be 1.26% (2.39% for the year ended December 31, 1996 and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:


                                               Six Months            Year
                                                 Ended               Ended
                                             June 30, 1997     December 31, 1996
                                             -------------     -----------------
                                              (Unaudited)

Accumulation Units:

Credited for premiums ..................         189,235              89,841

Credited for transfers, net of
   disbursements and amounts
   applied to the Annuity Fund .........       1,562,279           2,033,447

Outstanding:
  Beginning of period ..................       3,295,786           1,172,498
                                               ---------           ---------
  End of period ........................       5,047,300           3,295,786
                                               =========           =========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 1997, the Account had an outstanding commitment to purchase one real estate property (subject to various closing conditions) for approximately $24.1 million.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                                  JUNE 30, 1997

REAL ESTATE PROPERTIES--64.90%
    Location                        Description                      Value
    --------                        -----------                      -----
Arizona:
    Phoenix                     Office building..................$ 10,600,000
California:
   Sacramento                   Office building..................  21,085,210(2)
   San Diego                    Industrial building..............  11,957,820
   Westlake Village             Apartments.......................  13,507,000
Colorado:
   Boulder                      Industrial building..............  10,006,000
   Littleton                    Apartments.......................  17,800,000
Florida:
   Coral Springs                Industrial building..............   6,100,000
   Ocoee                        Shopping center..................   7,400,000
   Orlando                      Apartments.......................  13,000,000
   West Palm Beach              Apartments.......................  15,800,000
Georgia:
   Atlanta                      Apartments.......................  16,000,000
Illinois:
   Oakbrook Terrace(1)          Office building..................  49,138,368(2)
   Rolling Meadows              Shopping center..................  12,932,675
Iowa:
   Urbandale                    Industrial building..............  13,655,279
Maryland:
   Aberdeen                     Industrial building..............  26,883,126
   Hunt Valley                  Office building..................  23,249,806(2)
Massachusetts:
   Newton                       Office building..................  16,368,169(2)
Minnesota:
   Eagan                        Industrial building..............   6,500,000
   Fridley                      Industrial building..............   4,175,000
North Carolina:
   Raleigh                      Shopping center..................   6,500,000
   Raleigh                      Shopping center..................   6,700,000
Ohio:
   Blue Ash                     Office building..................   8,591,636(2)
Oregon:
   Lake Oswego                  Office building..................  15,429,105(2)
Texas:
   El Paso(1)                   Industrial building..............   4,650,000
   El Paso                      Apartments.......................   9,220,000
Utah:
   Salt Lake City               Office building..................   6,195,142(2)
Virginia:
   Arlington                    Office building..................  26,790,792(2)
   Woodbridge                   Shopping center..................  13,100,000
                                                                 ------------
         TOTAL REAL ESTATE PROPERTIES     (Cost $391,916,557).... 393,335,128
                                                                 ------------

(1) Leasehold interest only
(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street Partners, L.P. has the remaining 10% interest in the property.

                See notes to consolidated financial statements.

MARKETABLE SECURITIES--35.10%

  Shares                                   Issuer                         Value
  ------                                   ------                         -----
 REAL ESTATE INVESTMENT TRUSTS--10.68%
    20,000        Associated Estates Realty Corporation............. $   470,000
    45,000        Avalon Properties, Inc............................   1,288,125
    30,000        Avalon Properties, Inc Pfd Series A...............     776,250
   100,000        Beacon Properties, Pfd Series A...................   2,518,750
   110,000        BrandyWine Realty Trust...........................   2,227,500
    49,000        Cali Realty Corporation...........................   1,666,000
    65,000        Camden Property Trust.............................   2,055,625
   100,000        CBL & Associates Properties, Inc..................   2,400,000
    85,000        Colonial Properties Trust Co......................   2,496,875
    40,000        Equity Residential Property Trust ................   1,900,000
    50,000        Excel Realty Trust, Inc. Pfd Series A.............   1,362,500
   100,000        First Industrial Realty Trust, Pfd Series C. .....   2,500,000
   150,000        Health and Retirement Property Trust..............   2,821,875
    80,000        Hospitality Properties Trust......................   2,450,000
   145,000        Innkeepers USA Trust..............................   2,175,000
   135,000        Patriot American Hospitality......................   3,442,500
   110,000        Public Storage, Inc...............................   3,217,500
    60,000        Security Capital Atlantic, Inc....................   1,436,250
    19,900        Security Capital Industrial Trust, Pfd............     512,425
   100,000        Simon Debartolo Group Inc.........................   3,200,000
   100,000        Spieker Properties Inc............................   3,518,750
    75,000        Starwood Lodging Trust............................   3,201,563
    85,000        Storage USA, Inc..................................   3,251,250
   160,000        Taubman Centers, Inc. ............................   2,120,000
    26,000        Trinet Corporate Realty Pfd.......................     666,250
    80,000        Trinet Corporate Realty Trust, Inc................   2,645,000
   100,000        United Dominion Realty Trust Pfd..................   2,525,000
   105,000        Weeks Corporation.................................   3,281,250
    50,000        Vornado Realty Trust Pfd Class A..................   2,650,000
                                                                     -----------
        TOTAL REAL ESTATE INVESTMENT TRUSTS  (Cost $61,179,922).....  64,776,238
                                                                     -----------

  Principal                Issuer, Coupon and Maturity Date
  ---------                --------------------------------
 CORPORATE BONDS--1.16%
$4,000,000             Associates Corporation of North America
                        5.25% 09/01/98...............................  3,957,840
 3,000,000             Pepsico, Inc.
                        7.625% 11/01/98..............................  3,052,590
                                                                     -----------
        TOTAL CORPORATE BONDS  (Amortized cost $7,025,910)..........   7,010,430
                                                                     -----------

 GOVERNMENT AGENCIES--19.02%
21,410,000        Federal Home Loan Bank
                   5.35% 07/01/97...................................  21,406,581
 2,000,000        Federal Home Loan Bank
                   5.23% 07/02/97...................................   1,999,394
10,920,000        Federal Home Loan Bank
                   5.42% 07/24/97...................................  10,880,324
37,390,000        Federal National Mortgage Association
                   5.60% 07/01/97...................................  37,384,029
16,940,000        Federal National Mortgage Association
                   5.43% 07/07/97...................................  16,922,049


                See notes to consolidated financial statements.

GOVERNMENT AGENCIES (Concluded)                                         Value
                                                                        -----
 2,000,000        Federal National Mortgage Association
                   5.44% 08/15/97..................................    1,986,072
23,830,000        Federal National Mortgage Association
                   5.39% 08/25/97..................................   23,627,974
 1,100,000        United States Treasury Bill
                   5.56% 08/21/97..................................    1,091,944
                                                                    ------------

        TOTAL GOVERNMENT AGENCIES  (Amortized cost $ 115,318,067)..  115,298,367
                                                                    ------------



 COMMERCIAL PAPER--3.91%
 2,000,000        American Express Credit Corp.
                   5.54% 08/20/97..................................    1,984,190
 2,000,000        Ciesco L.P.
                   5.53% 08/19/97..................................    1,984,500
 2,000,000        Dupont (E.I.) De Nemours & Co.
                   5.60% 11/14/97..................................    1,957,074
 2,000,000        General Electric Capital Corp.
                   5.63% 12/15/97..................................    1,947,360
 2,000,000        Goldman Sachs Group, L.P.
                   5.61% 10/09/97..................................    1,968,466
 2,000,000        Household Finance Corp.
                   5.57% 08/25/97..................................    1,982,640
 2,000,000        J.P. Morgan & Co.
                   5.55% 10/15/97..................................    1,966,592
 2,000,000        MCI Communications Corp.
                   5.62% 11/06/97..................................    1,959,580
 2,000,000        National Rural Utilities Cooperative Finance
                   5.53% 08/21/97..................................    1,983,880
 2,000,000        Nationsbank Corp.
                   5.60% 09/15/97 . ...............................    1,976,043
 2,000,000        Nynex
                   5.52% 07/09/97..................................    1,997,190
 2,000,000        Penney (J.C.) Funding Corp.
                   5.54% 08/11/97..................................    1,986,980
                                                                    ------------
            TOTAL COMMERCIAL PAPER (Amortized Cost $ 23,699,792)...   23,694,495
                                                                    ------------

 BANKERS ACCEPTANCE--.33%
 2,000,000        Nationsbank, N.A.
                  5.52% 07/21/97 (Amortized Cost $ 1,993,867)......    1,993,502
                                                                    ------------

            TOTAL MARKETABLE SECURITIES  (Cost $209,217,558).......  212,773,032
                                                                    ------------

            TOTAL INVESTMENTS--100.00%  (Cost $601,134,115)........ $606,108,160
                                                                    ============


                See notes to consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The TIAA Real Estate Account commenced operations on July 3, 1995 and interests in the Account were first offered to participants other than TIAA on October 2, 1995.

         Through June 30, 1997, the Account had acquired a total of 28 real estate properties, including eight industrial properties, six apartment complexes, five neighborhood shopping centers and nine office properties. As of June 30, 1997, these 28 properties represented 64.9% of the Account's total investment portfolio. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

         As of June 30, 1997, the Account also held investments in short-term obligations, including U.S. government agencies, representing 23.2% of the portfolio, real estate investment trusts (REITs), representing 10.7% of the portfolio, and corporate bonds, representing 1.2% of the portfolio.

         The Account owns a 90% interest in a joint venture which owns eight office buildings throughout the U.S. The Account's consolidated financial statements and all of the Account's financial data discussed in this report reflect 100% of the value of the joint venture's assets. The 10% interest of the other partner in the joint venture is reflected as a minority interest in the Account's statement of assets and liabilities.

Results of Operations
---------------------

Six Months Ended June 30, 1997 Compared to
 Six Months Ended June 30, 1996

         The Account's total net return was 3.71% for the six months ended June 30, 1997 and 3.74% for the same period in 1996. The Account's net investment income, after deduction of all expenses, was $17,561,848 for the six months ended June 30, 1997 and $4,720,855 for the six months ended June 30, 1996, a 272% increase. This increase was the result of a growing base of net assets and a greater concentration of real estate holdings from June 30, 1996 to June 30, 1997. Net assets increased 250% during that period. In addition, the Account had net realized and unrealized gains on investments of $1,853,268 and $688,885 for the six months ended June 30, 1997 and June 30, 1996, respectively. This increase was primarily the result of the net increase in unrealized appreciation of the Account's marketable securities.

         The Account's real estate holdings generated approximately 59% and 54% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 1997 and June 30, 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $16,328,667 for the six months ended June 30, 1997 and $3,933,580 for the same period in 1996. As of June 30, 1996, the Account owned nine properties, and, as of June 30, 1997, the Account owned 28 properties. This increase in the number of properties owned by the Account was the major factor in the higher real estate income for the first six months of 1997 over the same period of the previous year. Interest income on the Account's short- and intermediate-term investments for the six months ended June 30, 1997 and June 30, 1996 totaled $6,463,722 and $2,283,539, respectively. This increase in interest income was due primarily to the increased size of the Account's short-term investment holdings. Dividend income on the Account's investments in REITs totaled $1,311,110 and $60,825, respectively, for the same periods. Shares of REITs represented 10.7% of the Account's investments as of June 30, 1997 and 2.9% as of June 30, 1996. This increased percentage and the general growth in the Account's assets accounted for the increased dividend income for first six months of 1997, as compared with the same period in 1996.

         Total property level expenses for the six months ended June 30, 1997 were $5,059,585, of which $1,761,336 was attributable to real estate taxes and $3,298,249 represented operating expenses. Total property level expenses for the six months ended June 30, 1996 were $1,234,293, of which $405,405 was attributable to real estate taxes and $828,888 was attributable to operating expenses. The increases in property level expenses during the first six months of 1997 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the six months ended June 30, 1997 and 1996 of $660,433 and $180,588, respectively, for investment advisory services, $585,398 and $123,311, respectively, for administrative and distribution services and $236,235 and $18,897, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for the first six months of 1997 over the first six months of 1996.

Three Months Ended June 30, 1997 Compared to
 Three Months Ended June 30, 1996

         The Account's total net return was 2.09% for the three months ended June 30, 1997 and 2.03% for the same period in 1996. The Account's net investment income, after deduction of all expenses, was $10,168,549 for the three months ended June 30, 1997 and $2,537,641 for the three months ended June 30, 1996, a 301% increase. This increase was the result of a growing base of net assets from June 30, 1996 to June 30, 1997. Net assets increased 250% during that period. In addition, the Account had net realized and unrealized gains on investments of $1,895,220 and $656,834 for the three months ended June 30, 1997 and June 30, 1996, respectively.

         The Account's real estate holdings generated approximately 68% and 57% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 1997 and June 30, 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $10,999,703 for the three months ended June 30, 1997 and $2,271,715 for the same period in 1996. The increase in rental income was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short-and intermediate-term investments for the three months ended June 30, 1997 and June 30, 1996 totaled $2,742,795 and $1,137,192, respectively. This increase in interest income was due primarily to the increased size of the Account's short-term investment holdings. Dividend income on the Account's investments in REITs totaled $832,381 and $50,825, respectively, for the same periods. This increase in dividend income was due to the increased level of the Account's investments in REITS and the general growth in the Account's assets.

         Total property level expenses for the three months ended June 30, 1997 were $3,549,926, of which $1,189,347 was attributable to real estate taxes and $2,360,579 represented operating expenses. Total property level expenses for the three months ended June 30, 1996 were $723,903, of which $212,886 was attributable to real estate taxes and $511,017 was attributable to operating expenses. Property level expenses increased in the three month period ended June 30, 1997 as a result of the increased number of properties in the Account.

         The Account also incurred expenses for the three months ended June 30, 1997 and 1996 of $377,163 and $136,267, respectively, for investment advisory services, $319,991 and $48,135, respectively, for administrative and distribution services and $159,250 and $13,786, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for the second three months of 1997 over the second three months of 1996.

Liquidity and Capital Resources
-------------------------------

         On September 16, 1996, in accordance with a five-year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem its seed money Accumulation Units related to its initial $100 million seed money investment. TIAA will continue to redeem a pro rata portion of the Accumulation Units it holds over a 60 month period (16,667 units per month). As of June 30, 1997, the Account had redeemed 166,667 Accumulation Units at prevailing daily unit values, amounting to $18,588,643 in total redemption payments to TIAA. TIAA retained 833,333 units at June 30, 1997 with a total value of $96,031,962.

         For the six months ended June 30, 1997 and 1996, the Account earned $17,561,848 and $4,720,855, respectively, in net investment income. During those same six month periods in 1997 and 1996, the Account received $21,358,561 and $3,052,001, respectively, in premiums and $195,536,495 and $40,609,414, respectively, in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $261,079,000 and $41,216,977 were purchased during the first six months of 1997 and 1996, respectively. At June 30, 1997 and June 30, 1996, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $215,172,660 and $83,200,719, respectively. It is anticipated that much of the Account's liquid assets as of June 30, 1997, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

         If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          There are no material current or pending legal proceedings to which the Account is a party or to which the Account's assets are subject.

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

          (27) Financial Data Schedule of the Account's Financial Statements for the three months ended June 30, 1997

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

     (b) REPORTS ON 8-K. On May 28, 1997, the Account filed a report on Form 8-K under Items 4 and 7 of the form with respect to a change in its certifying accountant. On June 16, 1997, the Account filed a report on Form 8-K under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 6, 1997
                                        TIAA REAL ESTATE ACCOUNT

                                        By:  TEACHERS INSURANCE AND ANNUITY
                                             ASSOCIATION OF AMERICA

                                        By:  /s/ Peter C. Clapman
                                             -------------------------------
                                             Peter C. Clapman
                                             Senior Vice President and
                                             Chief Counsel, Investments



DATE: August 6, 1997
                                        By:  /s/ Richard L. Gibbs
                                             -------------------------------
                                             Richard L. Gibbs
                                             Executive Vice President
                                             (Principal Accounting Officer)