Form 10-Q
period 1997-09-30
TIAA REAL ESTATE ACCOUNT
filed 1997-11-13
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________ to ___________________

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

         Yes  [X]                   No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               SEPTEMBER 30, 1997

-------------------------------------------------------------------------
                                                                     Page
                                                                     ----

   Consolidated Statements of Assets and Liabilities................   3

   Consolidated Statements of Operations............................   4

   Consolidated Statements of Changes in Net Assets.................   5

   Consolidated Statements of Cash Flows............................   6

   Notes to Consolidated Financial Statements.......................   7

   Consolidated Statement of Investments............................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES




                                                     September 30,  December 31,
                                                         1997          1996
                                                     ------------   ------------
                                                     (Unaudited)

ASSETS

Investments, at value:
   Real estate properties
    (cost: $392,718,356 and $130,849,444) ........   $398,174,604   $131,803,204
   Marketable securities
    (cost: $296,441,835 and $233,872,445 .........    305,841,926    236,127,523
Cash .............................................                     3,981,740
Receivable from securities transactions ..........        405,236     47,480,000
Other ............................................     14,464,645      6,979,540
                                                     ------------   ------------
                                      TOTAL ASSETS    718,886,411    426,372,007
                                                     ------------   ------------

LIABILITIES

 Payable for securities transactions .............        259,875     51,354,619
 Other ...........................................     11,163,037      5,322,335
                                                     ------------   ------------
                                 TOTAL LIABILITIES     11,422,912     56,676,954
                                                     ------------   ------------

MINORITY INTEREST ................................     17,613,643
                                                     ------------   ------------

NET ASSETS

Accumulation Fund ................................    677,388,377    366,197,755
Annuity Fund .....................................     12,461,479      3,497,298
                                                     ------------   ------------
                                 TOTAL NET ASSETS    $689,849,856   $369,695,053
                                                     ============   ============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--
    Notes 6 and 7 ................................      5,677,516      3,295,786
                                                     ============   ============

NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ...        $119.31        $111.11
                                                     ============   ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                ------------------------    -------------------------
                                                                   1997          1996           1997         1996
                                                                   ----          ----           ----         ----
INVESTMENT INCOME
  Real estate income, net:
    Rental income...........................................    $13,625,915   $3,126,286    $29,954,582    $7,059,866
                                                                -----------   ----------    -----------    ----------
    Real estate property level expenses and taxes:
      Operating expenses....................................      2,741,224      629,046      6,039,473     1,457,934
      Real estate taxes.....................................      1,121,839      243,750      2,883,175       649,155
                                                               ------------   ----------   ------------    ----------
        Total real estate property level expenses and taxes       3,863,063      872,796      8,922,648     2,107,089
                                                               ------------   ----------   ------------    ----------
                                    Real estate income, net       9,762,852    2,253,490     21,031,934     4,952,777
  Interest..................................................      2,594,221    1,255,909      9,057,943     3,539,448
  Dividends.................................................      1,328,459       96,968      2,639,569       157,793
                                                               ------------   ----------   ------------    ----------
                                               TOTAL INCOME      13,685,532    3,606,367     32,729,446     8,650,018
                                                               ------------   ----------   ------------    ----------

  Expenses -- Note 3:
    Investment advisory charges.............................        454,451      131,630      1,114,884       312,218
    Administrative and distribution charges.................        352,340      157,734        937,738       281,045
    Mortality and expense risk charges......................        109,859       20,560        290,522        38,654
    Liquidity guarantee charges.............................         31,989          771         87,561         1,574
                                                               ------------   ----------   ------------    ----------
                                             TOTAL EXPENSES         948,639      310,695      2,430,705       633,491
                                                               ------------   ----------   ------------    ----------
                                     INVESTMENT INCOME, NET      12,736,893    3,295,672     30,298,741     8,016,527
                                                               ------------   ----------   ------------    ----------

REALIZED AND UNREALIZED
 GAIN ON INVESTMENTS
  Net realized gain on marketable securities................        850,966                     939,027        40,235
                                                               ------------   ----------   ------------    ----------
  Net change in unrealized appreciation on:
    Real estate properties..................................      4,037,677      291,354      4,502,488       859,160
    Marketable securities...................................      5,844,617      441,433      7,145,013       522,277
                                                               ------------   ----------   ------------    ----------
        Net change in unrealized appreciation on investments      9,882,294      732,787     11,647,501     1,381,437
                                                               ------------   ----------   ------------    ----------
             NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS     10,733,260      732,787     12,586,528     1,421,672
                                                               ------------   ----------   ------------    ----------
                   NET INCREASE IN NET ASSETS RESULTING FROM
                         OPERATIONS BEFORE MINORITY INTEREST     23,470,153    4,028,459     42,885,269     9,438,199
  Minority interest in net increase in net assets
     resulting from operations..............................       (861,322)                 (1,162,703)
                                                                -----------   ----------   ------------    ----------
                                 NET INCREASE IN NET ASSETS
                                  RESULTING FROM OPERATIONS     $22,608,831   $4,028,459    $41,722,566    $9,438,199
                                                                ===========   ==========    ===========    ==========


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                     September 30,
                                                          ----------------------------       ------------------------------
                                                               1997            1996              1997             1996
                                                               ----            ----              ----             ----
FROM OPERATIONS
 Investment income, net.................................  $ 12,736,893    $  3,295,672       $ 30,298,741     $  8,016,527
 Net realized gain on marketable securities.............       850,966                            939,027           40,235
 Net change in unrealized appreciation on investments...     9,882,294         732,787         11,647,501        1,381,437
 Minority interest in net increase in net assets
   resulting from operations............................      (861,322)                        (1,162,703)
                                                          ------------      ----------        -----------     ------------
                       NET INCREASE IN NET ASSETS
                        RESULTING FROM OPERATIONS           22,608,831       4,028,459         41,722,566        9,438,199
                                                          ------------      ----------        -----------     ------------

 Premiums...............................................    10,670,779       2,407,742         32,029,340        5,459,743
 TIAA seed money withdrawn -- Note 1....................    (5,839,091)     (1,804,010)       (17,133,600)      (1,804,010)
 Net transfers from TIAA................................    10,312,903       2,675,354         31,511,310        7,010,800
 Net transfers from CREF Accounts.......................    63,135,131      39,517,118        237,473,219       75,791,086
 Annuity and other periodic payments....................      (225,881)        (48,053)          (570,143)         (90,423)
 Withdrawals............................................    (1,998,754)       (272,575)        (4,834,503)        (464,699)
 Death benefits.........................................          (400)                           (43,386)         (26,678)
                                                           -----------     ------------      ------------      -----------
                   NET INCREASE IN NET ASSETS RESULTING
                          FROM PARTICIPANT TRANSACTIONS     76,054,687      42,475,576        278,432,237       85,875,819
                                                          ------------    ------------      -------------     ------------
                             NET INCREASE IN NET ASSETS     98,663,518      46,504,035        320,154,803       95,314,018
NET ASSETS
 Beginning of period...................................    591,186,338     169,068,328        369,695,053      120,258,345
                                                          ------------    ------------      -------------     ------------
 End of period.........................................   $689,849,856    $215,572,363       $689,849,856     $215,572,363
                                                          ============    ============      =============     ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                       ----------------------------       ------------------------------
                                                             1997            1996             1997             1996
                                                             ----            ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from
   operations ......................................   $  22,608,831    $   4,028,459    $  41,722,566    $   9,438,199
 Adjustments to reconcile net increase in net
   assets resulting from operations to net cash
   used in operating activities:
   Increase in investments .........................     (97,908,370)     (46,350,584)    (336,085,803)     (97,108,246)
   (Increase) decrease in receivable from securities
     transactions ..................................        (405,236)     (21,800,000)      47,074,764       (9,350,000)
   (Increase) decrease in other assets .............       5,116,163         (911,937)      (7,485,105)      (1,720,404)
   Increase (decrease) in payable for securities
     transactions ..................................         224,875       22,575,420      (51,094,744)      10,620,194
   Increase (decrease) in other liabilities ........      (8,777,080)         988,302        5,840,702        3,199,090
   Increase in minority interest ...................         686,502                        17,613,643
                                                       -------------    -------------    -------------    -------------
                                    NET CASH USED IN
                                OPERATING ACTIVITIES     (78,454,315)     (41,470,340)    (282,413,977)     (84,921,167)
                                                       -------------    -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ..........................................      10,670,779        2,407,742       32,029,340        5,459,743
 TIAA seed money withdrawn -- Note 1 ...............      (5,839,091)      (1,804,010)     (17,133,600)      (1,804,010)
 Net transfers from TIAA ...........................      10,312,903        2,675,354       31,511,310        7,010,800
 Net transfers from CREF Accounts ..................      63,135,131       39,517,118      237,473,219       75,791,086
 Annuity and other periodic payments ...............        (225,881)         (48,053)        (570,143)         (90,423)
 Withdrawals .......................................      (1,998,754)        (272,575)      (4,834,503)        (464,699)
 Death benefits ....................................            (400)                          (43,386)         (26,678)
                                                       -------------    -------------    -------------    -------------
                                NET CASH PROVIDED BY
                            PARTICIPANT TRANSACTIONS      76,054,687       42,475,576      278,432,237       85,875,819
                                                       -------------    -------------    -------------    -------------
                     NET INCREASE (DECREASE) IN CASH      (2,399,628)       1,005,236       (3,981,740)         954,652

CASH
 Beginning of period ...............................       2,399,628          346,203        3,981,740          396,787
                                                       -------------    -------------    -------------    -------------
 End of period .....................................   $                $   1,351,439    $                $   1,351,439
                                                       =============    =============    =============    =============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, Inc., a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P., a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department, TIAA began to redeem its seed money Accumulation Units in monthly installments beginning in September 1996. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At September 30, 1997, TIAA retained 783,333 Accumulation Units, with a total value of $93,460,009.

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

Basis of Presentation: The accompanying consolidated financial statements include the Account, Teachers REA, Inc., its wholly-owned subsidiary, and Light Street Partners, L.P., in which the Account holds a 90% interest. The 10% minority interest in Light Street Partners, L.P. is reflected separately in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the nine months ended September 30, 1997 been acquired at the beginning of the period (January 1, 1997), rental income and real estate property level expenses and taxes for the nine months ended September 30, 1997 would have increased by approximately $10,141,000 and $3,179,000 respectively. In addition, interest income for the nine months ended September 30, 1997 would have decreased by approximately $3,763,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 1997 would have been an increase of approximately $3,199,000, if the real estate properties acquired during the nine months ended September 30, 1997 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                        Years Ending
                        December 31,
                        ------------
                        1997                       $ 28,564,000
                        1998                         35,180,000
                        1999                         30,966,000
                        2000                         28,160,000
                        2001                         22,805,000
                        Thereafter                  101,826,000
                                                    -----------

                        Total                      $247,501,000
                                                   ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.


                                                                                                   July 3, 1995
                                                      Nine Months                Year             (Commencement
                                                         Ended                  Ended           of Operations) to
                                                   September 30,1997      December 31, 1996     December 31, 1995
                                                   ------------------     -----------------     -----------------
                                                      (Unaudited)
Per Accumulation Unit Data:
 Rental income..............................          $   4.678              $ 6.012                $ 0.159
 Real estate property
   level expenses and taxes.................              1.393                1.850                  0.042
                                                      ---------              -------                -------
                    Real estate income, net               3.285                4.162                  0.117
 Dividends and interest.....................              1.827                3.309                  2.716
                                                      ---------              -------                -------
                                Total income              5.112                7.471                  2.833
 Expense charges (1)........................              0.380                0.635                  0.298
                                                      ---------              -------                -------
                      Investment income, net              4.732                6.836                  2.535
 Net realized and unrealized
   gain on investments......................              3.468                1.709                  0.031
                                                      ---------              -------                -------
 Net increase in
   Accumulation Unit Value..................              8.200                8.545                  2.566
 Accumulation Unit Value:
   Beginning of period......................            111.111              102.566                100.000
                                                      ---------             --------               --------
   End of period............................           $119.311             $111.111               $102.566
                                                      =========             ========               ========
Total return................................               7.38%                8.33%                  2.57%
Ratios to Average Net Assets:
   Expenses (1).............................               0.43%                0.61%                  0.30%
   Investment income, net...................               5.40%                6.57%                  2.51%
Portfolio turnover rate:
   Real estate properties...................
   Securities...............................               7.08%               15.04%
Thousands of Accumulation Units
   outstanding at end of period.............              5,678                3,296                  1,172

(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level operating expenses and taxes. If included, the expense charge per Accumulation Unit for the nine months ended September 30, 1997 would be $1.773 ($2.485 for the year ended December 31, 1996 and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 1997 would be 2.02% (2.39% for the year ended December 31, 1996 and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                          Nine Months           Year
                                             Ended              Ended
                                       September 30, 1997   December 31, 1996
                                       ------------------   -----------------
                                         (Unaudited)
Accumulation Units:
   Credited for premiums................    280,428                89,841
   Credited for transfers, net of
     disbursements and amounts
     applied to the Annuity Fund........  2,101,302             2,033,447

   Outstanding:
     Beginning of period................  3,295,786             1,172,498
                                          ---------             ---------
     End of period......................  5,677,516             3,295,786
                                          =========             =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 1997, the Account had outstanding commitments to purchase two real estate properties (subject to various closing conditions) totaling approximately $34.6 million. Of that amount, one purchase of real estate property totaling approximately $21.5 million was closed in October 1997.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                               September 30, 1997

REAL ESTATE PROPERTIES--56.56%
    Location                 Description                         Value
    --------                 -----------                         -----
Arizona:
     Phoenix             Office building................... $  10,700,000
California:
     Sacramento          Office building...................    21,100,000(2)
     San Diego           Industrial building...............    12,000,000
     Westlake Village    Apartments........................    13,700,000
Colorado:
     Boulder             Industrial building...............    10,000,000
     Littleton           Apartments........................    18,400,000
Florida:
     Coral Springs       Industrial building...............     6,100,000
     Ocoee               Shopping center...................     7,300,000
     Orlando             Apartments........................    13,004,013
     West Palm Beach     Apartments........................    15,800,000
Georgia:
     Atlanta             Apartments........................    16,100,000
Illinois:
     Oakbrook Terrace    Office building...................    50,100,000(2)
     Rolling Meadows     Shopping center...................    13,000,000
Iowa:
     Urbandale           Industrial building...............    13,650,000
Maryland:
     Aberdeen            Industrial building...............    26,900,000
     Hunt Valley         Office building...................    23,400,000(2)
Massachusetts:
     Newton              Office building...................    16,800,000(2)
Minnesota:
     Eagan               Industrial building...............     6,500,000
     Fridley             Industrial building...............     4,200,000
North Carolina:
     Raleigh             Shopping center...................     6,510,591
     Raleigh             Shopping center...................     6,800,000
Ohio:
     Blue Ash            Office building...................     9,000,000(2)
Oregon:
     Lake Oswego         Office building...................    15,500,000(2)
Texas:
     El Paso(1)          Industrial building...............     4,700,000
     El Paso             Apartments........................     9,260,000
Utah:
     Salt Lake City      Office building...................     7,400,000(2)
Virginia:
     Arlington           Office building...................    27,500,000(2)
     Woodbridge          Shopping center...................    12,750,000
                                                            -------------
         TOTAL REAL ESTATE PROPERTIES (Cost $392,718,356)..   398,174,604
                                                            -------------

(1) Leasehold interest only

(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street Partners, L.P. has the remaining 10% interest in the property.

MARKETABLE SECURITIES--43.44%

  Shares                      Issuer                                     Value
  ------                      ------                                     -----
REAL ESTATE INVESTMENT TRUSTS--13.90%
     45,000   Avalon Properties, Inc. ............................   $ 1,338,750
     30,000   Avalon Properties, Inc. Pfd Series A ...............       785,625
    200,000   Beacon Properties Corporation, Pfd Series A ........     5,300,000
     84,200   Bradley Real Estate, Inc. ..........................     1,768,200
    160,000   Brandywine Realty Trust ............................     3,830,000
     65,000   Camden Property Trust ..............................     1,990,625
    200,000   Carramerica Realty Corporation, Pfd Series B .......     5,100,000
    110,000   CBL & Associates Properties, Inc. ..................     2,853,125
     95,000   Colonial Properties Trust ..........................     2,838,125
     50,000   Equity Office Properties Trust .....................     1,696,875
    100,000   Equity Residential Properties Trust, Pfd Series G ..     2,500,000
     50,000   Equity Residential Property Trust ..................     2,728,125
     50,000   Excel Realty Trust, Inc. Pfd Series A ..............     1,500,000
    100,000   First Industrial Realty Trust, Pfd Series C ........     2,656,250
    100,000   Gables Residential Trust, Pfd Series A .............     2,512,500
    160,000   Health and Retirement Property Trust ...............     3,020,000
     80,000   Hospitality Properties Trust .......................     2,830,000
    145,000   Innkeepers USA Trust ...............................     2,492,187
    155,001   Patriot American Hospitality Inc. ..................     4,940,657
    120,000   Public Storage, Inc. ...............................     3,555,000
    120,000   Regency Realty Corporation .........................     3,210,000
     67,500   Security Capital Atlantic, Incorporated ............     1,510,312
    200,000   Security Capital Atlantic Incorporated, Pfd Series A     5,075,000
     19,900   Security Capital Industrial Trust,Pfd ..............       518,644
      4,800   Security Capital Wts. 9/98 .........................        38,400
    100,000   Simon Debartolo Group, Inc. ........................     3,300,000
    100,000   Spieker Properties, Inc. ...........................     4,056,250
     85,000   Starwood Lodging Trust .............................     4,882,188
     85,000   Storage USA, Inc. ..................................     3,453,125
    200,000   Taubman Centers, Inc. ..............................     2,562,500
     26,000   Trinet Corporate Realty Trust, Inc., Pfd Series B ..       682,500
     80,000   Trinet Corporate Realty Trust, Inc. ................     2,810,000
    100,000   United Dominion Realty Trust, Pfd Series B .........     2,643,750
    115,000   Weeks Corporation ..................................     3,766,250
     50,000   Vornado Realty Trust, Pfd Series A .................     3,125,000
                                                                     -----------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $88,431,563) ...........    97,869,963
                                                                     -----------

  Principal                Issuer, Coupon and Maturity Date
  ---------                --------------------------------
CORPORATE BONDS-- 1.00%
$ 4,000,000   Associates Corporation of North America
                5.25% 09/01/98....................................     3,974,640
  3,000,000   Pepsico, Inc.
                7.625% 11/01/98...................................     3,050,400
                                                                     -----------
TOTAL CORPORATE BONDS (Cost $7,025,910)...........................     7,025,040
                                                                     -----------

GOVERNMENT AGENCIES--23.09%
  6,726,000   Federal Home Loan Bank
                5.40% 10/31/97....................................     6,694,376
  6,540,000   Federal National Mortgage Association
                5.46% 10/02/97....................................     6,538,009
  2,940,000   Federal National Mortgage Association
                5.40% 10/03/97....................................     2,938,657
 11,560,000   Federal National Mortgage Association
                5.425% 10/17/97...................................    11,530,195

 Principal             Issuer, Coupon and Maturity Date                 Value
 ---------             --------------------------------                 -----

$ 3,620,000   Federal National Mortgage Association
                5.425% 11/12/97...................................   $ 3,596,392
  6,670,000   Federal National Mortgage Association
                5.39% 12/01/97....................................     6,607,280
 25,000,000   Federal National Mortgage Association
                5.42% 12/05/97....................................    24,749,750
  2,000,000   Federal National Mortgage Association
                5.35% 01/16/98....................................     1,967,600
  2,000,000   Federal National Mortgage Association
                5.35% 02/17/98....................................     1,958,078
  2,000,000   Federal National Mortgage Association
                5.36% 03/17/98....................................     1,949,693
 15,185,000   Federal National Mortgage Association
                5.42% 10/07/97....................................    15,168,819
  8,480,000   Federal Farm Credit
                5.39% 11/24/97....................................     8,409,262
 30,000,000   Federal Home Loan Mortgage
                5.43% 10/01/97....................................    29,994,999
  6,900,000   Federal Home Loan Mortgage
                5.42% 10/06/97....................................     6,893,698
  3,253,000   Federal Home Loan Mortgage
                5.40% 10/10/97....................................     3,248,030
 25,460,000   Federal Home Loan Mortgage
                5.46% 10/31/97....................................    25,340,295
  5,000,000   Federal Home Loan Mortgage
                5.39% 11/03/97....................................     4,974,217
                                                                     -----------
TOTAL GOVERNMENT AGENCIES  (Amortized cost $162,590,248)..........   162,559,350
                                                                     -----------

COMMERCIAL PAPER--5.45%
  9,911,000   Cooper Industries
                6.45% 10/01/97....................................     9,909,156
 16,400,000   Cooper Industries
                6.40% 10/01/97....................................    16,396,948
  2,000,000   Dupont (E.I.) De Nemours & Co.
                5.60% 11/14/97....................................     1,986,075
  2,000,000   General Electric Capital Corp.
                5.63% 12/15/97....................................     1,976,482
  2,139,000   Goldman Sachs Group, LP
                5.8% 10/03/97.....................................     2,137,863
  2,000,000   Goldman Sachs Group, LP
                5.61% 10/09/97....................................     1,997,140
  2,000,000   J.P. Morgan & Co.
                5.55% 10/15/97....................................     1,995,358
  2,000,000   MCI Communications Corp.
                5.62% 11/06/97....................................     1,988,551
                                                                     -----------
TOTAL COMMERCIAL PAPER (Amortized cost   $38,394,114) ............    38,387,573
                                                                     -----------

TOTAL MARKETABLE SECURITIES (Cost $296,441,835)...................   305,841,926
                                                                     -----------

TOTAL INVESTMENTS--100.00%  (Cost $689,160,191)...................  $704,016,530
                                                                    ============

                See notes to consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The TIAA Real Estate Account commenced operations on July 3, 1995 and interests in the Account were first publicly offered to participants on October 2, 1995.

         Through September 30, 1997, the Account had acquired a total of 28 real estate properties, including eight industrial properties, six apartment complexes, five neighborhood shopping centers and nine office properties. As of September 30, 1997, these 28 properties represented 56.6% of the Account's total investment portfolio. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

         As of September 30, 1997, the Account also held investments in short-term obligations, including U.S. government agencies, representing 28.5% of the portfolio, real estate investment trusts (REITs), representing 13.9% of the portfolio, and corporate bonds, representing 1.0% of the portfolio.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to
 Nine Months Ended September 30, 1996

         The Account's total net return was 7.38% for the nine months ended September 30, 1997 and 5.89% for the same period in 1996. The Account's net investment income, after deduction of all expenses, was $30,298,741 for the nine months ended September 30, 1997 and $8,016,527 for the nine months ended September 30, 1996, a 278% increase. This increase was the result of a growing base of net assets and a greater concentration of real estate holdings from September 30, 1996 to September 30, 1997. Net assets increased 220% during that period. In addition, the Account had net realized and unrealized gains on investments of $12,586,528 and $1,421,672 for the nine months ended September 30, 1997 and September 30, 1996, respectively. This increase was largely due to an increase of $4,502,488 in the value of the Account's real estate holdings and $7,145,013 in the value of its marketable securities.

         The Account's real estate holdings generated approximately 64% and 57% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 1997 and September 30, 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $29,954,582 for the nine months ended September 30, 1997 and $7,059,866 for the same period in 1996. As of September 30, 1996, the Account owned ten properties, and, as of September 30, 1997, the Account owned 28 properties. This increase in the number of properties owned by the Account was a major factor in the higher real estate income for the first nine months of 1997 over the same period of the previous year. Interest income on the Account's short- and intermediate-term investments for the nine months ended September 30, 1997 and September 30, 1996 totaled $9,057,943 and $3,539,448, respectively. This increase in interest income is due primarily to the increased size of the Account's short-term investment holdings. Dividend income on the Account's investment in REITs totaled $2,639,569 and $157,793, respectively, for the same periods. REITs represented 13.9% of the Account investments as of September 30, 1997 and 3.2% as of September 30, 1996. This increased percentage and the general growth in the Account's assets accounted for the increased dividend income for first nine months of 1997, as compared with the same period in 1996.

         Total property level expenses for the nine months ended September 30, 1997 were $8,922,648, of which $2,883,175 was attributable to real estate taxes and $6,039,473 represented operating expenses. Total property level expenses for the nine months ended September 30, 1996 were $2,107,089 of which $649,155 was attributable to real estate taxes and $1,457,934 was attributable to operating expenses. The increase in property level expenses during the first nine months of 1997 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the nine months ended September 30, 1997 and 1996 of $1,114,884 and $312,218, respectively, for investment advisory services, $937,738 and $281,045, respectively, for administrative and distribution services and $378,083 and $40,228, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for the first nine months of 1997 over the first nine months of 1996.

Three Months Ended September 30, 1997 Compared to
 Three Months Ended September 30, 1996.

         The Account's total net return was 3.54% for the three months ended September 30, 1997 and 2.07% for the same period in 1996. The Account's net investment income, after deduction of all expenses, was $12,736,893 for the three months ended September 30, 1997 and $3,295,672 for the three months ended September 30, 1996, a 286% increase. This increase was the result of a growing base of net assets from September 30, 1996 to September 30, 1997. Net assets increased 220% during that period. In addition, the Account had net realized and unrealized gains on investments of $10,733,260 and $732,787 for the three months ended September 30, 1997 and September 30, 1996, respectively.

         The Account's real estate holdings generated approximately 71% and 62% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 1997 and September 30, 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $13,625,915 for the three months ended September 30, 1997 and $3,126,286 for the same period in 1996. The increase in rental income was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short-and intermediate-term investments for the three months ended September 30, 1997 and September 30, 1996 totaled $2,594,221 and $1,255,909, respectively. This increase in interest income is due primarily to the increased size of the Account's short-term investment holdings. Dividend income on the Account's investment in REITs totaled $1,328,459 and $96,968, respectively, for the same periods. This increase in dividend income was due to the increased level of the Account's investment in REITs and the general growth in the Account's assets.

         Total property level expenses for the three months ended September 30, 1997 were $3,863,063, of which $1,121,839 was attributable to real estate taxes and $2,741,224 represented operating expenses. Total property level expenses for the three months ended September 30, 1997 were $872,796, of which $243,750 was attributable to real estate taxes and $629,046 was attributable to operating expenses. Property level expenses increased in the three month period ended September 30, 1997 as a result of the increased number of properties in the Account.

         The Account incurred expenses for the three months ended September 30, 1997 and 1996 of $454,451 and $131,630, respectively, for investment advisory services, $352,340 and $157,734, respectively, for administrative and distribution services and $141,848 and $21,331, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for the third quarter of 1997 over the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since September 16, 1996, TIAA has been redeeming the accumulation units related to its $100 million seed money investment in the Account, in accordance with a five-year repayment schedule approved by the New York Insurance Department (NYID). As of September 30, 1997, the Account had redeemed 216,667 accumulation units at prevailing daily unit values, amounting to $24,427,734 in total redemption payments to TIAA. TIAA retained 783,333 units at September 30, 1997 with a total value of $93,460,009. Because the Account's assets have been growing rapidly, the Account, with NYID approval, recently modified the seed money redemption schedule by increasing the Account's monthly redemption payments to TIAA to 25% of the Account's prior months' net asset growth (with no less than 16,666.67 and no more than 100,000 units to be redeemed per month).

         For the nine months ended September 30, 1997 and 1996, the Account earned $30,298,741 and $8,016,527, respectively, in net investment income. During those same nine month periods in 1997 and 1996, the Account received $32,029,340 and $5,459,743, respectively, in premiums and $268,984,529 and
$82,801,886, respectively, in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $216,868,912 and $54,381,575 were purchased during the first nine months of 1997 and 1996, respectively. At September 30, 1997 and September 30, 1996, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $305,841,926 and $117,211,519, respectively. It is anticipated that much of the Account's liquid assets as of September 30, 1997, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) EXHIBITS

             (3)    (A)      Charter of TIAA (as amended)

                    (B)      Bylaws of TIAA (as amended) *

             (4)    (A)      Forms of RA, GRA, GSRA, SRA, and IRA Real Estate
                             Account Endorsements **

                    (B)      Forms of Income-Paying Contracts **

             (10)   (A)      Independent Fiduciary Agreement by and among TIAA,
                             the Registrant, and Institutional Property
                             Consultants, Inc. ***

                    (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account **

                    (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended)
                             (filed previously as Exhibit (1)) **

             (27) Financial Data Schedule of the Account's Financial Statements for the three months ended September 30, 1997

--------------------

* - Previously filed and incorporated herein by reference to the Account's Form 10-K Annual Report for the year ended December 31, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

*** - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account's Registration Statement on Form S-1 filed April 30, 1997 (File No. 333-22809).

         (b)      REPORTS ON 8-K.  None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 13, 1997
                             TIAA REAL ESTATE ACCOUNT

                             By:     TEACHERS INSURANCE AND ANNUITY
                                     ASSOCIATION OF AMERICA

                             By:     /s/ Peter C. Clapman
                                     -------------------------------------
                                         Peter C. Clapman
                                         Senior Vice President and
                                         Chief Counsel, Investments


DATE: November 13, 1997
                             By:     /s/ Richard L. Gibbs
                                     -------------------------------------
                                         Richard L. Gibbs
                                         Executive Vice President