Form 10-K405
period 1997-12-31
TIAA REAL ESTATE ACCOUNT
filed 1998-03-18
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

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

                                     PART I

ITEM 1.   BUSINESS.

     General. The TIAA Real Estate Account (the "Real Estate Account" or the "Account") was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America ("TIAA"), a nonprofit New York insurance company, by resolution of TIAA's Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account, and interests in the Account were first offered to eligible participants on October 2, 1995.

     Investment Practices. The investment objective of the Account is a favorable rate of return over the long term, primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain liquidity needed for capital expenditures and expenses and to make distributions.

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

     Net Assets and Portfolio Investments. As of December 31, 1997, the Account's net assets totalled $785,818,715. Through December 31, 1997, the Account had acquired a total of 33 real estate properties, including twelve office properties, eight industrial properties, five neighborhood shopping centers, and eight apartment complexes. As of December 31, 1997, these properties represented 65.06% of the Account's total investment portfolio. As of that date, the Account held 34.94% of its portfolio investments in marketable securities, including U.S. government agencies, real estate investment trusts (REITs), commercial paper, and corporate bonds.

     Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA's Board of Trustees and Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a non-profit subsidiary of TIAA, provide all portfolio accounting, custodial, and related services for the Account at cost.

ITEM 2.   PROPERTIES.

     Set forth below is general information about each of the Account's portfolio properties, as of December 31, 1997.

                                                                                                        Annual Avg.
                                                                                Rentable                 Base Rent
                                                         Year       Year        Area          Percent   per Leased       Market
Property                          Location               Built      Purchased   (sq. ft.)     Leased     Sq. Ft.(1)     Value(2)
--------                          --------               -----      ---------   ---------     ------     ----------     --------
OFFICE PROPERTIES
Columbia Centre III               Rosemont, IL           1989       1997          238,941       99%       $25.12      $ 38,580,850
371 Hoes Lane                     Piscataway, NJ         1986       1997          136,088      100%       $15.55      $ 15,499,306
Corporate Center at Sawgrass      Sunrise, FL            1997       1997           91,113       94%       $13.93      $ 12,956,957
Parkview Plaza(3)                 Oakbrook, IL           1990       1997          263,912      100%       $18.84      $ 51,614,733
Fairgate at Ballston(3)           Arlington, VA          1988       1997          143,564       97%       $22.54      $ 27,560,000
Five Centerpointe(3)              Lake Oswego, OR        1988       1997          113,910       98%       $14.16      $ 16,200,000
Two Newton Place(3)               Newton, MA             1987       1997          108,819      100%       $18.67      $ 16,900,000
USF&G Building(3)                 Salt Lake City, UT     1988       1997           66,526       99%       $12.20      $  7,900,000
Northmark Business Center(3)      Blue Ash, OH           1985       1997          106,552       92%       $10.10      $  9,873,570
Metro Center Office Park(3)       Sacramento, CA         1986       1997          257,989       87%       $11.30      $ 21,500,000
Longview Executive Park(3)        Hunt Valley, MD        1988       1997          257,944       95%       $ 9.90      $ 23,500,000
Southbank Building                Phoenix, AZ            1995       1996          122,535      100%       $ 9.01      $ 10,700,000
                                                                                ---------                             ------------
Subtotal--Office Properties                                                     1,907,893                             $252,785,416

INDUSTRIAL PROPERTIES
Eastgate Distribution Center      San Diego, CA          1996       1997          200,000      100%        $5.34      $ 12,200,000
Saks Distribution Facility        Aberdeen, MD           1997       1997          470,707      100%        $5.38      $ 27,700,000
Westinghouse                      Coral Springs, FL      1997       1997           75,630      100%        $7.29      $  6,100,000
Interstate Acres                  Urbandale, IA          1981-88    1997          440,000       97%        $3.28      $ 13,813,908
Interstate Crossing               Eagan, MN              1995       1996          131,380      100%        $7.25      $  6,400,000
Arapahoe Park E.                  Boulder, CO            1979-82    1996          129,425      100%        $9.01      $ 10,000,000
River Road Distribution Center    Fridley, MN            1995       1995          100,584      100%        $5.97      $  4,225,000
Butterfield Industrial Park       El Paso, TX            1980-81    1995          183,510      100%        $3.58      $  4,700,000
                                                                                ---------                             ------------
Subtotal--Industrial Properties                                                 1,731,236                             $ 85,138,908

                                                                                                       Annual Avg.
                                                                              Rentable                  Base Rent
                                                         Year     Year        Area        Percent      per Leased         Market
Property                          Location               Built    Purchased   (sq. ft.)   Leased        Sq. Ft.(1)       Value(2)
--------                          --------               -----    ---------   ---------   ------        ----------       --------
RETAIL PROPERTIES
Rolling Meadows                   Rolling Meadows, IL    1957(4)  1997          131,070     90%          $10.77        $ 13,000,000
River Oaks                        Woodbridge, VA         1995     1996           90,885     92%          $14.04        $ 12,760,835
Lynnwood Collection               Raleigh, NC            1988     1996           86,362    100%          $ 8.44        $  7,100,000
Millbrook Collection              Raleigh, NC            1988     1996          102,221     95%          $ 7.26        $  7,000,000
Plantation Grove                  Ocoee, FL              1995     1995           73,655     96%          $ 9.96        $  7,200,000
                                                                              ---------                                ------------
Subtotal--Retail Properties                                                     484,193                                $ 47,060,835
                                                                              ---------                                ------------
Subtotal--Commercial Properties                                               4,123,322                                $384,985,159

RESIDENTIAL PROPERTIES(5)
Lodge at Willow Creek             Douglas County, CO     1997     1997        NA            80%            NA          $ 27,562,882
Lincoln Woods                     Lafayette Hill, PA     1991     1997        NA            97%            NA          $ 21,476,050
The Crest of Shadow Mt.           El Paso, TX            1992     1997        NA            94%            NA          $  9,260,000
Westcreek                         Westlake Village, CA   1988     1997        NA            99%            NA          $ 13,700,000
Royal St. George                  W. Palm Beach, FL      1995     1996        NA            98%            NA          $ 15,800,000
Monte Vista                       Littleton, CO          1995     1996        NA            90%            NA          $ 19,000,000
Brixworth                         Atlanta, GA            1989     1995        NA            98%            NA          $ 16,100,000
The Greens at Metrowest           Orlando, FL            1990     1995        NA            93%            NA          $ 13,400,000
                                                                                                                       ------------
Subtotal--Residential Properties                                              NA                                       $136,298,932
                                                                              ---------                                ------------
Total--All Properties                                                         4,123,322                                $521,284,091

(1) Based on total rent (excluding tenant payments for real estate taxes and operating expenses) on leases existing at December 31, 1997.

(2) Market value reflects the value determined in accordance with the procedures described under "Valuation of Assets," page . The values shown here assume the Account owns 100% of the properties, including those held jointly.

(3) Purchased in partnership with Pegasus Partners, Inc., a subsidiary of USF&G Corporation.

(4) Renovated in 1991 and 1995.

(5) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.


Commercial (Non-Residential) Properties
---------------------------------------

            In General. The Account holds 25 commercial (non-residential) properties in its portfolio. None of these properties is subject to a mortgage, and although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

            The Account's office property portfolio currently consists of twelve suburban office properties located in metropolitan areas throughout the United States. The office properties together are approximately 96% leased to 127 tenants. The Account has a 90% interest in eight of the office properties, which are held in a partnership with Pegasus Partners, Inc., a wholly-owned subsidiary of USF&G Corporation. USF&G Realty Advisors, Inc. provides real estate advisory services to the partnership and assists in the overall management of those properties.

            The Account's industrial property portfolio currently consists of eight properties used primarily for warehousing, distribution, or light manufacturing activities. The Account's industrial properties together are approximately 99% leased to 37 tenants.

            The Account's retail property portfolio currently consists of five neighborhood shopping centers, each of which is anchored by a supermarket tenant. These retail properties together are approximately 94% leased to 78 tenants.

Residential Properties
----------------------

            The Account's residential property portfolio currently consists of eight first class or luxury multi-family garden apartment complexes. None of the properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

            Set forth below is more detailed information regarding the complexes.

                                                                           Average          Avg. Rent
                                                           Number         Unit Size         Per Unit/        Percent
            Property                  Location            of Units      (Square Feet)       Per Month         Leased
Lodge at Willow Creek       Douglas County, CO               316             1001             $1,088            80%
Lincoln Woods               Lafayette Hill, PA               216              773             $1,057            97%
The Crest of Shadow Mt.     El Paso, TX                      232              837             $  607            94%
Westcreek                   Westlake Village, CA             126              948             $1,086            99%
Royal St. George            West Palm Beach, FL              224              870             $  811            98%
Monte Vista                 Littleton, CO                    219              888             $  954            90%
Brixworth                   Atlanta, GA                      271              718             $  794            98%
The Greens at Metrowest     Orlando, FL                      200              920             $  781            93%


ITEM 3.  LEGAL PROCEEDINGS.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
          STOCKHOLDER MATTERS.

     (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 1997 to December 31, 1997, the high and low accumulation unit values for the Account were $122.30 and $111.06, respectively.

     (b) Approximate Number of Holders. The number of contractowners at February 28, 1998 was 45,829.

     (c)  Dividends. Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided on page 11 in this report.

                                                                                                              July 3, 1995
                                                                       Year Ended          Year Ended       (commencement of
                                                                      December 31,        December 31,        operations) to
                                                                          1997                1996           December 31, 1995
                                                                      ------------        ------------       -----------------
Investment income:

   Real estate income, net:
     Rental income...........................................         $ 44,342,342        $ 10,951,183         $    165,762
                                                                      ------------        ------------         ------------
     Real estate property level
      expenses and taxes:
       Operating expenses....................................            9,024,240           2,116,334               29,173
       Real estate taxes.....................................            4,472,311           1,254,163               14,659
                                                                      ------------        ------------         ------------
          Total real estate property
          level expenses and taxes                                      13,496,551           3,370,497               43,832
                                                                      ------------        ------------         ------------
          Real estate income, net                                       30,845,791           7,580,686              121,930
   Dividends and interest....................................           16,486,279           6,027,486            2,828,900
                                                                      ------------        ------------         ------------
       Total investment income                                        $ 47,332,070        $ 13,608,172         $  2,950,830
                                                                      ============        ============         ============

Net realized and unrealized
 gain on investments.........................................         $ 18,147,053        $  3,330,539         $     35,603
                                                                      ============        ============         ============
Net increase in net assets
 resulting from operations...................................         $ 60,071,400        $ 15,782,915         $  2,676,000
                                                                      ============        ============         ============
Net increase in net assets
 resulting from participant
 transactions................................................         $356,052,262        $233,653,793         $117,582,345
                                                                      ============        ============         ============
Net increase in net assets...................................         $416,123,662        $249,436,708         $120,258,345
                                                                      ============        ============         ============



                                                                      December 31,        December 31,         December 31,
                                                                          1997                1996                 1995
                                                                          ----                ----                 ----

Total assets.................................................         $815,760,825        $426,372,007         $143,177,421
Total liabilities and minority interest......................         ============        ============         ============
                                                                      $ 29,942,110        $ 56,676,954         $ 22,919,076
Total net assets.............................................         ============        ============         ============
                                                                      $785,818,715        $369,695,053         $120,258,345
Accumulation units outstanding...............................         ============        ============         ============
                                                                      $  6,313,015        $  3,295,786         $  1,172,498
Accumulation unit value......................................         ============        ============         ============
                                                                           $122.30             $111.11              $102.57
                                                                           =======             =======              =======


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          The Account began operating on July 3, 1995 and interests in the Account were first offered to participants on October 2, 1995.

          Through December 31, 1997, the Account had acquired a total of 33 real estate properties, including twelve office properties, eight industrial properties, five neighborhood shopping centers, and eight apartment complexes. As of December 31, 1997, these properties represented 65.06% of the Account's total investment portfolio.

          The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

          As of December 31, 1997, the Account also held investments in U.S. government agencies, representing 14.06% of the portfolio, real estate investment trusts (REITs), representing 13.64% of the portfolio, commercial paper, representing 5.99% of the portfolio, and corporate bonds, representing 1.25% of the portfolio.

          The Account owns a 90% interest in a partnership which owns eight office buildings throughout the U.S. The Account's consolidated financial statements and all of the Account's financial data discussed in this report reflect 100% of the value of the partnership's assets. The 10% interest of the other partner in the partnership is reflected as a minority interest in the Account's consolidated financial statements.

Results of Operations-Year Ended December 31, 1997 Compared to Year Ended
-------------------------------------------------------------------------
December 31, 1996
-----------------

          The Account's total net return was 10.07% for the year ended December 31, 1997 and 8.33% for 1996. The Account's net investment income, after deduction of all expenses, was $43,805,525 for the year ended December 31, 1997 and $12,452,376 for the year ended December 31, 1996, a 252% increase. This increase was the result of a growing base of net assets and a greater concentration of real estate holdings from December 31, 1996 to December 31, 1997. Net assets increased 113% during that period. In addition, the Account had net realized and unrealized gains on investments of $18,147,053 and $3,330,539 for the years ended December 31, 1997 and 1996, respectively. This increase was primarily the result of the increase in unrealized appreciation of $10,234,316 of the Account's properties and $6,836,012 of the Account's marketable securities. These increases reflect the increased values assigned to many of the properties as a result of periodic revaluations resulting from either internal or independent appraisals, and the increase in value of REITs and other marketable securities during the year.

          The Account's real estate holdings generated approximately 65% and 56% of the Account's total investment income (before deducting Account level expenses) during the years ended December 31, 1997 and 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

          Gross real estate rental income was $44,342,342 for the year ended December 31, 1997 and $10,951,183 for 1996. By the end of 1996, the Account owned 13 properties, whereas by the end of 1997, the Account owned 33 properties. This increase in the number of properties owned by the Account was a major factor in the higher real estate income for 1997. Interest income on the Account's short- and intermediate-term investments for the years ended December 31, 1997 and 1996 totalled $12,079,600 and $5,570,907, respectively. This increase in interest income was due primarily to the Account's increased short-term investment holdings. Dividend income on the Account's investments in REITs totalled $4,406,679 and $456,579, respectively, for the same periods. Shares of REITs represented 13.64% of the Account's investments as of December 31, 1997 and 4.95% as of December 31, 1996. This higher percentage and the general growth in the Account's assets accounted for the higher dividend income for 1997.

          Total property level expenses for the year ended December 31, 1997 were $13,496,551, of which $4,472,311 was attributable to real estate taxes and $9,024,240 represented operating expenses. Total property level expenses for the year ended December 31, 1996 were $3,370,497, of which $1,254,163 was attributable to real estate taxes and $2,116,334 was attributable to operating expenses. The increase in property level expenses during 1997 reflected the increased number of properties in the Account.

          The Account also incurred expenses for the years ended December 31, 1997 and 1996 of $1,647,689 and $642,042, respectively, for investment advisory services, $1,368,501 and $437,894, respectively, for administrative and distribution services and $510,355 and $75,860, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account in 1997.

Results of Operations-Year Ended December 31, 1996 Compared to Period Ended
---------------------------------------------------------------------------
December 31, 1995
-----------------

          In comparing the Account's 1996 operating results with those of 1995, it is significant that as of December 31, 1995, the Account had been operational for only six months and owned only five properties. In fact, the Account's first real estate purchase was not made until November 22, 1995. In contrast, by December 31, 1996, the Account had been operating for over a year and owned thirteen properties. As a result of these and other factors, the Account's total net return was 8.33% for the year ended December 31, 1996 and 2.57% for the six month period ended December 31, 1995.

          The Account's net investment income, after deducting all expenses, increased 372% from December 31, 1995 to December 31, 1996. This increase was a result of a full year of operations coupled with a growing base of net assets. Net assets increased 207% during that period. Net unrealized gains on real estate properties occurred for the first time during 1996 and accounted for 30% of the net change in unrealized appreciation for that period. The Account's real estate gains and losses resulted from the periodic revaluations of the Account's properties. The gains were based, in part, on the fact that our experience operating the properties provided us with better estimates of future income and expenses, and, in part, on increasing prices for certain property types held by the Account. The losses were based, in part, on slower re-leasing of space at certain properties owned by the Account.

          Net unrealized gains on marketable securities accounted for 70% of the net change in unrealized appreciation for the year ended December 31, 1996 and for 100% of the net change during the six month period ended December 31, 1995. The net unrealized gains during both periods resulted primarily from price appreciation of the shares of REIT stock owned by the Account.

          The Account's real estate holdings generated approximately 56% and 4% of the Account's total investment income (before deducting Account expenses) during the year ended December 31, 1996 and the six month period ended December 31, 1995, respectively. The remaining 44% and 96%, respectively, of the Account's total investment income was generated by marketable securities investments. The higher real estate income for 1996 was due to the increase in the number of properties owned by the Account, coupled with the fact that the Account's first real estate purchase was not made until late 1995.

          Both property level and account level expenses increased in 1996. The increased expenses resulted from the increased number of properties in the Account, the Account's larger net asset base during 1996, and the fact that the 1995 amounts represent a six month period while 1996 represents a full year of activity.

Liquidity and Capital Resources
-------------------------------

          Since September 16, 1996, TIAA has been redeeming the accumulation units related to its $100 million seed money investment in the Account, in accordance with a five-year repayment schedule approved by the New York Insurance Department (NYID). As of December 31, 1997, the Account had redeemed 389,136 accumulation units at prevailing daily unit values, amounting to $45,209,324 in total redemption payments to TIAA. TIAA retained 610,864 accumulation units at December 31, 1997 with a total value of $74,706,529. The Account, with NYID approval, recently modified the seed money redemption schedule by increasing the Account's monthly redemption payments to TIAA to 25% of the Account's prior months' net asset growth (with no less than 16,666.67 and no more than 100,000 units to be redeemed per month). Under this schedule, at the current level of asset growth, TIAA expects to complete the redemption of its seed money investment sometime in 1998, but, in any event, no later than in the year 2000.

          For the years ended December 31, 1997 and 1996, the Account earned $43,805,525 and $12,452,376, respectively, in net investment income. During 1997 and 1996, the Account received $52,344,830 and $9,665,306, respectively, in premiums and $351,174,584 and $232,509,882, respectively, in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $377,086,027 and $86,731,333 were purchased during 1997 and 1996, respectively. At December 31, 1997 1996, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $280,409,640 and $240,109,263, respectively. It is anticipated that much of the Account's liquid assets as of December 31, 1997, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

          If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

          Capital expenditures totalling approximately $2,171,583 were made during 1997. These expenditures were primarily for ongoing tenant improvements and leasing commissions at the commercial properties, in addition to other building improvements, and were generally related to renewing existing tenants or re-leasing space to new tenants in the ordinary course of business. The Account expects to increase this level of expenditures as the portfolio of office and industrial properties grows and new tenants are attracted to lease space in the buildings. For the apartment complexes, the Account expects to incur only routine recurring costs, e.g., painting and carpet cleaning and minor replacements to re-lease apartments that become vacant.

Year 2000 Issues
----------------

          Many computer software systems in use today cannot recognize the year 2000 and may revert to 1900 or some other date because of the way in which dates were encoded and calculated. The Account could be adversely affected if its computer systems or those of its external service providers do not properly process and calculate date-related information and data on and after January 1, 2000. We have been actively working on necessary changes to our computer systems to prepare for the Year 2000 and have also obtained reasonable assurances from our service providers that they are taking comparable steps with respect to their computer systems. However, the steps we are taking do not guarantee complete success or eliminate the possibility that interaction with outside computer systems may have an adverse impact on the Account.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   TIAA REAL ESTATE ACCOUNT



                                                                            Page
                                                                            ----
Report of Management Responsibility.........................................  12
Report of Independent Auditors..............................................  13

Audited Consolidated Financial Statements:

   Consolidated Statements of Assets and Liabilities........................  14
   Consolidated Statements of Operations....................................  15
   Consolidated Statements of Changes in Net Assets.........................  16
   Consolidated Statements of Cash Flows....................................  17
   Notes to Consolidated Financial Statements...............................  18
   Consolidated Statement of Investments....................................  23

Schedule III - Real Estate Owned............................................  26

[TIAA LOGO]
--------------------------------------------------------------------------------

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

The accompanying financial statements for 1997 have been audited by the independent auditing firm of Ernst & Young LLP. The independent auditors' report, which appears on the following page, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal auditing personnel to review matters relating to financial reporting, internal controls and auditing.



                                              /s/ John H. Biggs
                                              ----------------------------------
                                                   Chairman, President and
                                                   Chief Executive Officer



                                              /s/ Richard L. Gibbs
                                              ----------------------------------
                                                 Executive Vice President and
                                                 Principal Accounting Officer

ERNST & YOUNG LLP          1211 Avenue of the Americas       Phone: 212 773-4900
                           New York, New York 10036          Fax:   212 773-4501





                         REPORT OF INDEPENDENT AUDITORS


To the Participants of the TIAA Real Estate Account and the
  Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statement of assets and liabilities, including the statement of investments, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 1997, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item
8. These consolidated financial statements and schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule for 1995 and 1996 were audited by other auditors whose report dated February 6, 1997 expressed an unqualified opinion on those consolidated financial statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 1997, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Account as of December 31, 1997, the results of its operations, the changes in its net assets and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young

New York, New York
February 6, 1998

       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                    December 31,    December 31,
                                                        1997            1996
                                                    ------------    ------------
ASSETS
Investments, at value:
  Real estate properties
  (cost: $510,096,015 and $130,849,444) ........    $521,284,091    $131,803,204
  Marketable securities
  (cost: $270,910,952 and $233,872,445) ........     280,002,042     236,127,523
Cash ...........................................         407,598       3,981,740
Receivable from securities transactions ........          --          47,480,000
Other ..........................................      14,067,094       6,979,540
                                                    ------------    ------------
                                   TOTAL ASSETS      815,760,825     426,372,007
                                                    ------------    ------------

LIABILITIES
Payable for securities transactions ............          10,463      51,354,619
Accrued real estate property level
  expenses and taxes ...........................      10,343,593       5,007,363
Security deposits held .........................       1,305,958         314,972
                                                    ------------    ------------
                               TOTAL LIABILITIES      11,660,014      56,676,954
                                                    ------------    ------------

MINORITY INTEREST ..............................      18,282,096         --
                                                    ------------    ------------

NET ASSETS
Accumulation Fund ..............................     772,059,676     366,197,755
Annuity Fund ...................................      13,759,039       3,497,298
                                                    ------------    ------------
                                TOTAL NET ASSETS    $785,818,715    $369,695,053
                                                    ============    ============

NUMBER OF ACCUMULATION UNITS
  OUTSTANDING--Notes 6 and 7 ...................       6,313,015       3,295,786
                                                       =========       =========
NET ASSET VALUE,
  PER ACCUMULATION UNIT--Note 6 ................         $122.30         $111.11
                                                         =======         =======



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    For the Period
                                                                                      For the Years Ended            July 3, 1995
                                                                                          December 31,              (Commencement
                                                                                   --------------------------     of Operations) to
                                                                                      1997           1996         December 31, 1995
                                                                                   -----------    -----------     -----------------
INVESTMENT INCOME
 Real estate income, net:
  Rental income ................................................................   $44,342,342    $10,951,183         $  165,762
  Real estate property level expenses and taxes:
   Operating expenses ..........................................................     9,024,240      2,116,334             29,173
   Real estate taxes ...........................................................     4,472,311      1,254,163             14,659
                                                                                   -----------    -----------         ----------
                             Total real estate property level expenses and taxes    13,496,551      3,370,497             43,832
                                                                                   -----------    -----------         ----------
                                                         Real estate income, net    30,845,791      7,580,686            121,930
 Interest ......................................................................    12,079,600      5,570,907          2,820,229
 Dividends .....................................................................     4,406,679        456,579              8,671
                                                                                   -----------    -----------         ----------
                                                                    TOTAL INCOME    47,332,070     13,608,172          2,950,830
                                                                                   -----------    -----------         ----------
 Expenses -- Note 3:
  Investment advisory charges ..................................................     1,647,689        642,042            227,531
  Administrative and distribution charges ......................................     1,368,501        437,894             66,320
  Mortality and expense risk charges ...........................................       400,925         70,535              8,291
  Liquidity guarantee charges ..................................................       109,430          5,325              8,291
                                                                                   -----------    -----------         ----------
                                                                  TOTAL EXPENSES     3,526,545      1,155,796            310,433
                                                                                   -----------    -----------         ----------
                                                          INVESTMENT INCOME, NET    43,805,525     12,452,376          2,640,397
                                                                                   -----------    -----------         ----------

REALIZED AND UNREALIZED
GAIN ON INVESTMENTS
 Net realized gain on marketable securities ....................................     1,076,725        141,439             15,865
 Net change in unrealized appreciation on:                                         -----------    -----------         ----------
  Real estate properties .......................................................    10,234,316        953,760             --
  Marketable securities ........................................................     6,836,012      2,235,340             19,738
                                                                                   -----------    -----------         ----------
                            Net change in unrealized appreciation on investments    17,070,328      3,189,100             19,738
                                                                                   -----------    -----------         ----------
                                 NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS    18,147,053      3,330,539             35,603
                                                                                   -----------    -----------         ----------
                                       NET INCREASE IN NET ASSETS RESULTING FROM
                                             OPERATIONS BEFORE MINORITY INTEREST    61,952,578     15,782,915          2,676,000

 Minority interest in net increase in net assets
  resulting from operations ....................................................    (1,881,178)       --                 --
                                                                                   -----------    -----------         ----------
                                                      NET INCREASE IN NET ASSETS
                                                       RESULTING FROM OPERATIONS   $60,071,400    $15,782,915         $2,676,000
                                                                                   ===========    ===========         ==========


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                      For the Years Ended            July 3, 1995
                                                                                          December 31,              (Commencement
                                                                                   ---------------------------    of Operations) to
                                                                                      1997            1996        December 31, 1995
                                                                                   -----------     -----------    -----------------
FROM OPERATIONS
 Investment income, net ........................................................   $ 43,805,525    $12,452,376        $2,640,397
 Net realized gain on marketable securities ....................................      1,076,725        141,439            15,865
 Net change in unrealized appreciation on investments ..........................     17,070,328      3,189,100            19,738
 Minority interest in net increase in net assets
   resulting from operations ...................................................     (1,881,178)        --                --
                                                                                   ------------   ------------      ------------
                                                      NET INCREASE IN NET ASSETS
                                                       RESULTING FROM OPERATIONS     60,071,400     15,782,915         2,676,000
                                                                                   ------------   ------------      ------------

 Premiums ......................................................................     52,344,830      9,665,306           500,421
 TIAA seed money withdrawn -- Note 1 ...........................................    (37,915,190)    (7,294,134)      100,000,000
 Net transfers from TIAA .......................................................     43,681,385     19,203,309         2,901,675
 Net transfers from CREF Accounts ..............................................    307,493,199    213,306,573        14,204,597
 Annuity and other periodic payments ...........................................     (1,499,054)      (336,103)             (718)
 Withdrawals ...................................................................     (7,696,711)      (864,480)          (23,630)
 Death benefits ................................................................       (356,197)       (26,678)           --
                                                                                   ------------   ------------      ------------

                                       NET INCREASE IN NET ASSETS RESULTING FROM
                                                        PARTICIPANT TRANSACTIONS    356,052,262    233,653,793       117,582,345
                                                                                   ------------   ------------      ------------
                                                      NET INCREASE IN NET ASSETS    416,123,662    249,436,708       120,258,345


NET ASSETS
 Beginning of period ...........................................................    369,695,053    120,258,345            --
                                                                                   ------------   ------------      ------------
 End of period .................................................................   $785,818,715   $369,695,053      $120,258,345
                                                                                   ============   ============      ============



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                      For the Years Ended            July 3, 1995
                                                                                          December 31,              (Commencement
                                                                                   --------------------------     of Operations) to
                                                                                      1997           1996         December 31, 1995
                                                                                   -----------    -----------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations ...........................   $ 60,071,400    $ 15,782,915     $  2,676,000
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
 Increase in investments .......................................................   (433,355,406)   (249,948,493)    (117,982,234)
 Decrease (increase) in receivable from securities transactions ................     47,480,000     (24,330,000)     (23,150,000)
 Increase in other assets ......................................................     (7,087,554)     (5,331,140)      (1,648,400)
 Increase (decrease) in payable for securities transactions ....................    (51,344,156)     28,566,584       22,788,035
 Increase in other liabilities .................................................      6,327,216       5,191,294          131,041
 Increase in minority interest .................................................     18,282,096          --               --
                                                                                   ------------    ------------     ------------
                                                                NET CASH USED IN
                                                            OPERATING ACTIVITIES   (359,626,404)   (230,068,840)    (117,185,558)
                                                                                   ------------    ------------     ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums .......................................................................     52,344,830       9,665,306          500,421
TIAA seed money withdrawn -- Note 1 ............................................    (37,915,190)     (7,294,134)     100,000,000
Net transfers from TIAA ........................................................     43,681,385      19,203,309        2,901,675
Net transfers from CREF Accounts ...............................................    307,493,199     213,306,573       14,204,597
Annuity and other periodic payments ............................................     (1,499,054)       (336,103)            (718)
Withdrawals ....................................................................     (7,696,711)       (864,480)         (23,630)
Death benefits .................................................................       (356,197)        (26,678)          --
                                                                                   ------------    ------------     ------------
                                                           NET CASH PROVIDED BY
                                                        PARTICIPANT TRANSACTIONS    356,052,262     233,653,793      117,582,345
                                                                                   ------------    ------------     ------------

                                                 NET INCREASE (DECREASE) IN CASH     (3,574,142)      3,584,953          396,787

CASH
Beginning of period ............................................................      3,981,740         396,787           --
                                                                                   ------------    ------------     ------------
End of period ..................................................................   $    407,598    $  3,981,740     $    396,787
                                                                                   ============    ============     ============



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, Inc., a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States. Teachers REA II, Inc., a wholly-owned subsidiary of the Account, began operations in October 1998 and holds one property in Pennsylvania.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units to a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At December 31, 1997, TIAA retained 610,864 Accumulation Units, with a total value of $74,706,529.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments.

TIAA employees, under the direction of TIAA's Board of Trustees and its Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are also subject to review by the Account's independent fiduciary, Institutional Property Consultants, Inc. TIAA also provides all portfolio accounting and related services for the Account. TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA, which is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc., provides administrative and distribution services pursuant to a Distribution and Administrative Services Agreement with the Account.

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

Note 2--Significant Accounting Policies - (Concluded)

Basis of Presentation: The accompanying consolidated financial statements include the Account, Teachers REA, Inc. and Teachers REA II, Inc., its wholly-owned subsidiaries, and Light Street, in which the Account holds a 90% interest. The 10% minority interest in Light Street is reflected separately in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sales price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short-term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Reclassifications: Certain 1996 and 1995 amounts in the consolidated financial statements have been reclassified to conform to the 1997 presentation.

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street and the charges for such services, totaling $507,829 for 1997, are included in investment advisory charges in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the year ended December 31, 1997 been acquired at the beginning of the period (January 1, 1997), rental income and real estate property level expenses and taxes for the year ended December 31, 1997 would have increased by approximately $21,909,000 and $7,808,000 respectively. In addition, interest income for the year ended December 31, 1997 would have decreased by approximately $9,321,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 1997 would have been an increase of approximately $4,780,000, if the real estate properties acquired during the year ended December 31, 1997 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    1998                        $43,936,000
                    1999                         40,923,000
                    2000                         38,197,000
                    2001                         31,847,000
                    2002                         27,746,000
                    Thereafter                   99,572,000
                                               ------------

                    Total                      $282,221,000
                                               ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                  July 3, 1995
                                           For the Years Ended    (Commencement
                                               December 31,      of Operations)
                                          --------------------   to December 31,
                                             1997       1996          1995(1)
                                          --------    --------   ---------------
Per Accumulation Unit Data:
 Rental income ........................   $  7.288    $  6.012     $  0.159
 Real estate property
  level expenses and taxes ............      2.218       1.850        0.042
                                          --------    --------     --------
                Real estate income, net      5.070       4.162        0.117
 Dividends and interest ...............      2.709       3.309        2.716
                                          --------    --------     --------
                           Total income      7.779       7.471        2.833
 Expense charges (2) ..................      0.580       0.635        0.298
                                          --------    --------     --------
                 Investment income, net      7.199       6.836        2.535
 Net realized and unrealized
  gain on investments .................      3.987       1.709        0.031
                                          --------    --------     --------
 Net increase in
  Accumulation Unit Value .............     11.186       8.545        2.566
 Accumulation Unit Value:
  Beginning of period .................    111.111     102.566      100.000
                                          --------    --------     --------
  End of period .......................   $122.297    $111.111     $102.566
                                          ========    ========     ========

Total return ..........................      10.07%       8.33%        2.57%
Ratios to Average Net Assets:
 Expenses (2) .........................       0.58%       0.61%        0.30%
 Investment income, net ...............       7.25%       6.57%        2.51%
Portfolio turnover rate:
 Real estate properties ...............          0%          0%           0%
 Securities ...........................       7.67%      15.04%           0%
Thousands of Accumulation Units
 outstanding at end of period .........      6,313       3,296        1,172


(1) The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 1997 would be $2.798 ($2.485 for the year ended December 31, 1996 and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the year ended December 31, 1997 would be 2.82% (2.39% for the year ended December 31, 1996 and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                   July 3, 1995
                                                                  (Commencement)
                                          For the Years Ended     of Operations)
                                              December 31,              to
                                          --------------------     December 31,
                                            1997       1996            1995
                                          ---------  ---------    --------------
Accumulation Units:
 Credited for premiums ..................   448,822     89,841         1,004,905
  Credited for transfers, net
   disbursements and amounts
   applied to the Annuity Fund .......... 2,568,407  2,033,447           167,593


  Outstanding:
    Beginning of period ................. 3,295,786  1,172,498            --
    End of period ....................... 6,313,015  3,295,786         1,172,498
                                          =========  =========         =========

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                December 31, 1997

REAL ESTATE PROPERTIES--65.06%

   Location                        Description                        Value
   --------                        -----------                        -----
Arizona:
  Phoenix                Office building .......................  $10,700,000
California:
  Sacramento             Office building .......................   21,500,000(2)
  San Diego              Industrial building ...................   12,200,000
  Westlake Village       Apartments ............................   13,700,000
Colorado:
  Boulder                Industrial building ...................   10,000,000
  Douglas County         Apartments ............................   27,562,882
  Littleton              Apartments ............................   19,000,000
Florida:
  Coral Springs          Industrial building ...................    6,100,000
  Ocoee                  Shopping center .......................    7,200,000
  Orlando                Apartments ............................   13,400,000
  Sunrise                Office building .......................   12,956,957
  West Palm Beach        Apartments ............................   15,800,000
Georgia:
  Atlanta                Apartments ............................   16,100,000
Illinois:
  Oakbrook Terrace       Office building .......................   51,614,733(2)
  Rolling Meadows        Shopping center .......................   13,000,000
  Rosemont               Office building .......................   38,580,850
Iowa:
  Urbandale              Industrial building ...................   13,813,908
Maryland:
  Aberdeen               Industrial building ...................   27,700,000
  Hunt Valley            Office building .......................   23,500,000(2)
Massachusetts:
  Newton                 Office building .......................   16,900,000(2)
Minnesota:
  Eagan                  Industrial building ...................    6,400,000
  Fridley                Industrial building ...................    4,225,000
New Jersey:
  Piscataway             Office building .......................   15,499,306
North Carolina:
  Raleigh                Shopping center .......................    7,000,000
  Raleigh                Shopping center .......................    7,100,000
Ohio:
  Blue Ash               Office building .......................    9,873,570(2)
Oregon:
  Lake Oswego            Office building .......................   16,200,000(2)
Pennsylvania:
  Lafayette Hill         Apartments ............................   21,476,050
Texas:
  El Paso(1)             Industrial building ...................    4,700,000
  El Paso                Apartments ............................    9,260,000
Utah:
  Salt Lake City         Office building .......................    7,900,000(2)
Virginia:
  Arlington              Office building .......................   27,560,000(2)
  Woodbridge             Shopping center .......................   12,760,835
                                                                  -----------
     TOTAL REAL ESTATE PROPERTIES   (Cost $510,096,015) ........  521,284,091
                                                                  -----------
(1) Leasehold interest only
(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.

    MARKETABLE SECURITIES--34.94%

     Shares                           Issuer                            Value
     ------                           ------                            -----

    REAL ESTATE INVESTMENT TRUSTS--13.64%

    95,000   Avalon Properties, Inc. ...............................  $2,939,063
    30,000   Avalon Properties, Inc. Pfd Series A ..................     784,687
   139,600   Bradley Real Estate, Inc. .............................   2,931,600
   160,000   Brandywine Realty Trust ...............................   4,020,000
    80,000   Camden Property Trust .................................   2,480,000
   200,000   Carramerica Realty Corporation, Pfd Series B ..........   5,025,000
   120,000   CBL & Associates Properties, Inc. .....................   2,962,500
    95,000   Colonial Properties Trust .............................   2,861,875
    75,000   Entertainment Properties Trust ........................   1,453,125
    50,000   Equity Office Properties Trust ........................   1,578,125
   200,000   Equity Office Properties Trust Pfd Series A ...........   5,350,000
   100,000   Equity Residential Properties Trust, Pfd Series G .....   2,562,500
    50,000   Equity Residential Property Trust .....................   2,528,125
    50,000   Excel Realty Trust, Inc. Pfd Series A .................   1,517,187
    25,000   Federal Realty Investment Trust Pfd. ..................     626,563
   100,000   First Industrial Realty Trust, Pfd Series C ...........   2,696,875
   100,000   Gables Residential Trust, Pfd Series A ................   2,506,250
   160,000   Health and Retirement Property Trust ..................   3,200,000
    80,000   Hospitality Properties Trust ..........................   2,630,000
   165,000   Innkeepers USA Trust ..................................   2,557,500
    35,000   Mack-Cali Realty Corporation ..........................   1,435,000
   165,001   Patriot American Hospitality Inc. .....................   4,754,091
   130,000   Public Storage, Inc. ..................................   3,818,750
   130,000   Regency Realty Corporation ............................   3,599,375
    67,500   Security Capital Atlantic, Inc. .......................   1,425,937
   200,000   Security Capital Atlantic, Inc., Pfd Series A .........   5,018,750
    19,900   Security Capital Industrial Trust, Pfd. ...............     518,644
     4,800   Security Capital Wts. 9/98 ............................      25,200
   100,000   Simon Debartolo Group, Inc. ...........................   3,268,750
   100,000   Spieker Properties, Inc. ..............................   4,287,500
   105,000   Starwood Lodging Trust ................................   6,076,875
    85,000   Storage USA, Inc. .....................................   3,394,687
   100,000   Taubman Centers, Inc. .................................   1,300,000
    35,000   Taubman Centers, Inc Series A Pfd. ....................     859,688
    75,000   Tower Realty Trust, Incorporated ......................   1,846,875
    26,000   Trinet Corporate Realty Trust, Inc., Pfd Series B .....     679,250
    98,100   Trinet Corporate Realty Trust, Inc. ...................   3,795,244
   100,000   United Dominion Realty Trust, Pfd Series B ............   2,650,000
    50,000   Vornado Realty Trust, Pfd Series A ....................   3,300,000
   125,000   Weeks Corp. ...........................................   4,000,000
                                                                     -----------
    TOTAL REAL ESTATE INVESTMENT TRUSTS  (Cost $100,139,030)........ 109,265,591
                                                                     -----------

    CORPORATE BONDS-- 1.25%

 Principal     Issuer, Coupon and Maturity Date
 ---------     --------------------------------
$4,000,000   Associates Corporation of North America
             5.25% 09/01/98 ........................................   3,979,560
 3,000,000   International Paper
             6.87% 06/17/99 ........................................   3,041,520
 3,000,000   Pepsico, Inc.
             7.625% 11/01/98 .......................................   3,037,350
                                                                     -----------
 TOTAL CORPORATE BONDS  (Cost $10,066,710) .........................  10,058,430
                                                                     -----------

  GOVERNMENT AGENCIES--14.06%

  Principal               Issuer, Coupon and Maturity Date
  ---------               --------------------------------

$ 2,000,000    Federal National Mortgage Association
               5.35% 01/16/98 ..................................... $  1,994,916
  2,000,000    Federal National Mortgage Association
               5.35% 02/17/98 .....................................    1,985,280
  2,000,000    Federal National Mortgage Association
               5.36% 03/17/98 .....................................    1,976,524
 14,775,000    Federal National Mortgage Association
               5.56% 03/25/98 .....................................   14,583,319
 10,000,000    Federal National Mortgage Association
               5.61% 01/05/98 .....................................    9,992,111
 11,939,000    Federal National Mortgage Association
               5.67% 01/12/98 .....................................   11,916,197
 40,000,000    Federal Home Loan Mortgage
               5.71% 01/09/98 .....................................   39,942,700
 30,410,000    Federal National Mortgage Association
               5.74% 01/30/98 .....................................   30,265,045
                                                                     -----------

  TOTAL GOVERNMENT AGENCIES   (Amortized cost $112,675,553) .......  112,656,092
                                                                     -----------

COMMERCIAL PAPER--5.99%

 10,000,000    General Electric Capital Corp.
               5.70% 02/10/98 .....................................    9,933,717
 16,000,000    McCormick & Co, Inc
               6.65% 01/02/98 .....................................   15,995,050
 22,100,000    SBC Communications Inc
               6.60% 01/02/98 .....................................   22,093,162
                                                                     -----------

  TOTAL COMMERCIAL PAPER  (Amortized cost $48,029,659) ............   48,021,929
                                                                    ------------

TOTAL MARKETABLE SECURITIES  (Cost $270,910,952)...................  280,002,042
                                                                    ------------

TOTAL INVESTMENTS--100.00%  (Cost $781,006,967).................... $801,286,133
                                                                    ============


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                        Schedule III - Real Estate Owned
                                December 31, 1997

                                                                   Costs Capitalized
                                                                     Subsequent to
                                                                      Acquisition
                                                   Initial Cost         (Including           Value at         Year
                                     Encum-         to Acquire       Unrealized Gains      December 31,   Construction      Date
               Description          brances          Property           and Losses)            1997        Completed      Acquired
               -----------          -------          --------           -----------            ----        ---------      --------
River Road Distribution Center       $-0-          $ 4,166,787           $ 58,213          $ 4,225,000        1995        11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest               -0-           12,490,895            909,105           13,400,000        1990        12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park           -0-            4,431,166            268,834            4,700,000        1981        12/22/95
Industrial Building
El Paso, Texas (1)

Brixworth Apartments                  -0-           15,574,647            525,353           16,100,000        1989        12/28/95
Atlanta, Georgia

Plantation Grove Shopping Center      -0-            7,326,170           (126,170)           7,200,000        1995        12/28/95
Shopping Center
Ocoee, Florida

Southbank Business Park               -0-           10,069,898            630,102           10,700,000        1995        02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection                  -0-            6,774,711            225,289            7,000,000        1988        03/29/96
Shopping Center
Raleigh, North Carolina

Lynnwood Collection                   -0-            6,708,120            391,880            7,100,000        1988        03/29/96
Shopping Center
Raleigh, North Carolina





                                                                   Costs Capitalized
                                                                     Subsequent to
                                                                      Acquisition
                                                   Initial Cost         (Including           Value at         Year
                                     Encum-         to Acquire       Unrealized Gains      December 31,   Construction      Date
               Description          brances          Property           and Losses)            1997        Completed      Acquired
               -----------          -------          --------           -----------            ----        ---------      --------
Monte Vista Apartments                -0-           17,664,247          1,335,753           19,000,000        1995        06/21/96
Apartments
Littleton, Colorado

River Oaks Shopping Center            -0-           13,036,153           (275,318)          12,760,835        1995        07/12/96
Shopping Center
Woodbridge, Virginia

Arapahoe Park East                    -0-            9,920,680             79,320           10,000,000        1982        10/31/96
Industrial Building
Boulder, Colorado

Royal St. George Apartments           -0-           16,072,275           (272,275)          15,800,000        1995        12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                   -0-            6,485,249            (85,249)           6,400,000        1995        12/31/96
Industrial Building
Eagan, Minnesota

West Creek Apartments                 -0-           13,488,279            211,721           13,700,000        1988          1/2/97
Apartments
Westlake Village, California

Interstate Acres                      -0-           13,610,294            203,614           13,813,908        1988         1/24/97
Industrial Building
Urbandale, Iowa

The Crest of Shadow Mountain          -0-            9,192,389             67,611            9,260,000        1992         1/31/97
Apartments
El Paso, Texas

Westinghouse Facility                 -0-            6,089,473             10,527            6,100,000        1997          2/5/97
Industrial Building
Coral Springs, Florida





                                                                   Costs Capitalized
                                                                     Subsequent to
                                                                      Acquisition
                                                   Initial Cost         (Including           Value at         Year
                                     Encum-         to Acquire       Unrealized Gains      December 31,   Construction      Date
               Description          brances          Property           and Losses)            1997        Completed      Acquired
               -----------          -------          --------           -----------            ----        ---------      --------
Rolling Meadows                       -0-           12,930,463             69,537           13,000,000        1957         5/28/97
Shopping Center
Rolling Meadows, Illinois

Saks Distribution Center              -0-           26,908,401            791,599           27,700,000        1997         5/15/97
Industrial Building
Aberdeen, Maryland

Eastgate Distribution Center          -0-           11,941,992            258,008           12,200,000        1996         5/29/97
Industrial Building
San Diego, California

Five Centerpointe                     -0-           15,429,105            770,895           16,200,000        1988         4/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park               -0-           23,249,805            250,195           23,500,000        1988         4/21/97
Office Building
Longview, Maryland

Metro Center Office Park              -0-           21,085,210            414,790           21,500,000        1986         4/21/97
Office Building
Sacramento, California

Northmark Business Center III         -0-            8,591,636          1,281,934            9,873,570        1985         4/21/97
Office Building
Blue Ash, Ohio

USF&G Building                        -0-            6,195,142          1,704,858            7,900,000        1988         4/21/97
Office Building
Salt Lake City, Utah






                                                                   Costs Capitalized
                                                                     Subsequent to
                                                                      Acquisition
                                                   Initial Cost         (Including           Value at         Year
                                     Encum-         to Acquire       Unrealized Gains      December 31,   Construction      Date
               Description          brances          Property           and Losses)            1997        Completed      Acquired
               -----------          -------          --------           -----------            ----        ---------      --------
Two Newton Place                      -0-           16,368,169            531,831           16,900,000        1987         4/21/97
Office Building
Newton, Massachusetts

Fairgate at Ballston                  -0-           26,790,792            769,208           27,560,000        1988         4/21/97
Office Building
Arlington, Virginia

Parkview Plaza                        -0-           49,139,012          2,475,721           51,614,733        1990         4/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments              -0-           21,476,050                -0-           21,476,050        1991        10/20/97
Lafayette Hill, Pennsylvania

Corporate Center at Sawgrass          -0-           12,956,957                -0-           12,956,957        1997         12/2/97
Office Building
Sunrise, Florida

371 Hoes Lane                         -0-           15,499,306                -0-           15,499,306        1986        12/15/97
Office Building
Piscataway, New Jersey

Columbia Centre III                   -0-           38,580,850                -0-           38,580,850        1989        12/23/97
Office Building
Rosemont, Illinois

The Lodge at Willow Creek             -0-           27,562,882                -0-           27,562,882        1997        12/24/97
Apartments
Douglas County, Colorado
                                     ----         ------------        -----------         ------------
                                     $-0-         $507,807,205        $13,476,886         $521,284,091
                                     ====         ============        ===========         ============

(1)  Leasehold interest only

Reconciliation of investment property owned:

Balance at beginning of period                                     $131,803,204

   Acquisitions                                                     377,086,207

   Capital improvements and carrying costs                           12,394,680
   (including unrealized gains and losses)
                                                                   ------------
Balance at end of period                                           $521,284,091
                                                                   ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          As reported in a Form 8-K current report filed by the Account on May 23, 1997, on May 21, 1997, Ernst & Young LLP was engaged by TIAA as the Registrant's principal accountant to replace Deloitte & Touche LLP. The decision to change accountants and engage Ernst & Young resulted from a process initiated by the TIAA Board of Trustees pursuant to its policy to periodically consider rotation of its external audit firm for itself and its separate accounts.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

Trustees
--------

David Alexander, 65.
President Emeritus, Pomona College. Formerly, President, Pomona College and American Secretary, Rhodes Scholarship Trust.

Marcus Alexis, 66.
Board of Trustees Professor of Economics and Professor of Management and Strategy, J.L. Kellogg Graduate School of Management, Northwestern University.

Willard T. Carleton, 63.
Karl L. Eller Professor of Finance, College of Business and Public Administration, University of Arizona.

Robert C. Clark, 54.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

Estelle A. Fishbein, 63.
Vice President and General Counsel of The Johns Hopkins University.

Frederick R. Ford, 61.
Executive Vice President and Treasurer, Purdue University.

Martin J. Gruber, 60.
Nomura Professor of Finance, New York University Stern School of Business. Formerly, Chairman, Department of Finance, New York University Stern School of Business.

Ruth Simms Hamilton, 60.
Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.

Dorothy Ann Kelly, O.S.U., 68.
Chancellor, College of New Rochelle. Formerly, President, College of New
Rochelle.

Robert M. O'Neil, 63.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

Leonard S. Simon, 61.
Vice Chairman, Charter One Financial Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc., until September 1997, and Chairman and Chief Executive Officer, The Rochester Community Savings Bank, until September 1995.

Ronald L. Thompson, 48.
Chairman of the Board and Chief Executive Officer, Midwest Stamping Co. Formerly, Chairman of the Board and President, The GR Group, until 1993.

Paul R. Tregurtha, 62.
Chairman, Chief Executive, and Director, Mormac Marine Group, Inc.; Vice Chairman and Director, The Interlake Steamship Company; Chairman and Director, Moran Transportation Company and Meridian Aggregates, L.P.; Vice Chairman, Lakes Shipping Company.

William H. Waltrip, 60.
Chairman, Bausch & Lomb Inc., since January 1996. Chairman and Chief Executive Officer, Technology Solutions Company, since 1993. Formerly, Chairman and Chief Executive Officer, Biggers Brothers, Inc., and Vice Chairman, Unifax.

Rosalie J. Wolf, 56.
Treasurer and Chief Investment Officer, The Rockefeller Foundation since 1994. Formerly, Executive Vice President, Sithe Energies, Inc. from January 1994 to June 1994, and Managing Director -- Merchant Banking, Bankers Trust Company, from 1989 to 1993.

Officer-Trustees
----------------

John H. Biggs, 61.
Chairman, President and Chief Executive Officer, TIAA and CREF.

Martin L. Leibowitz, 61.
Vice Chairman and Chief Investment Officer, TIAA and CREF, since November 1995. Executive Vice President, TIAA and CREF, from June 1995 to November 1995. Formerly, Managing Director, Director of Research and member of the Executive Committee, Salomon Brothers Inc.

Other Officers
--------------

Richard J. Adamski, 55.
Vice President and Treasurer, TIAA and CREF.

Richard L. Gibbs, 50.
Executive Vice President, Finance and Planning, TIAA and CREF.

Albert J. Wilson, 65.
Vice President and Chief Counsel, Corporate Secretary, TIAA and CREF.


ITEM 11.  EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     As of December 31, 1997, TIAA held 610,864 accumulation units with a value of $74,706,529, representing 9.5% of the Account's total net assets.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TIAA's general account plays a significant role in operating the Real Estate Account, including providing seed money, a liquidity guarantee, and investment management and other services.

     Seed Money. On July 3, 1995, TIAA supplied the Account's initial $100 million seed money investment in exchange for 1,000,000 accumulation units, at $100 per unit. Since September 16, 1996, TIAA had been redeeming these accumulation units, in accordance with a five-year repayment schedule approved by the New York Insurance Department (NYID). The seed money redemption schedule has recently been modified to provide for faster repayment of the remaining seed money accumulation units. As of December 31, 1997, the Account had redeemed 389,136 accumulation units at prevailing daily unit values, amounting to $45,209,324 in total redemption payments to TIAA. TIAA retained 610,864 units at December 31, 1997 with a total value of $74,706,529.

     Liquidity Guarantee. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 1997, the Account paid TIAA $109,430 for this liquidity guarantee through a daily deduction from the net assets of the Account.

     Investment Management and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

     For the year ended December 31, 1997, the Account paid TIAA $1,139,860 for investment management services and $400,925 for mortality and expense risks. For the same period, the Account paid Services $1,368,501 for its administrative and distribution services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

     (a)  1. Financial Statements. See Item 8 for required financial statements.

     (a) 2. Financial Statement Schedules. See Item 8 for required financial statement schedules.

     (a)  3. Exhibits.

     (1) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended)*
     (3)  (A) Charter of TIAA (as amended)*
          (B) Bylaws of TIAA (as amended)**
     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract Endorsements* (B) Forms of Income-Paying Contracts*
     (10) (A) Independent Fiduciary Agreement by and among TIAA, the
              Registrant, and Institutional Property Consultants, Inc. (as amended)***
          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real
              Estate Account*
     (27) Financial Data Schedule of the Account's Financial Statements for the year ended December 31, 1997

     (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 6, 1998 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

-------------------------------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's previous Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997, filed November 13, 1997 (File No. 33-92990).

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

                                           TIAA REAL ESTATE ACCOUNT

                                           By: TEACHERS INSURANCE AND ANNUITY
                                           ASSOCIATION OF AMERICA


                                           By:  /s/ Peter C. Clapman
                                                -----------------------------
                                                Peter C. Clapman
                                                Senior Vice President and
                                                Chief Counsel, Investments

                                                March 18, 1998
                                                -----------------------------
                                                             Date

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                       DATE



/s/ John H. Biggs            Chairman of the Board, President            3-18-98
-------------------------    and Chief Executive Officer
John H. Biggs                (Principal Executive Officer)
                             and Trustee


/s/ Martin L. Leibowitz      Vice Chairman and Chief Investment          3-18-98
-------------------------    Officer and Trustee
Martin L. Leibowitz


/s/ Richard L. Gibbs         Executive Vice President                    3-18-98
-------------------------    (Principal Financial
Richard L. Gibbs             and Accounting Officer)

Signature of Trustee              Date       Signature of Trustee        Date
--------------------              ----       --------------------        ----



/s/ David Alexander              3-18-98     /s/ Dorothy Ann Kelly      3-18-98
----------------------------                 -------------------------
David Alexander                              Dorothy Ann Kelly, O.S.U.


/s/ Marcus Alexis                3-18-98     /s/Robert M. O'Neil        3-18-98
----------------------------                 -------------------------
Marcus Alexis                                Robert M. O'Neil


/s/ Willard T. Carleton          3-18-98     /s/ Leonard S. Simon       3-18-98
----------------------------                 -------------------------
Willard T. Carleton                          Leonard S. Simon


/s/ Robert C. Clark              3-18-98
----------------------------                 -------------------------
Robert C. Clark                              Ronald L. Thompson


/s/ Estelle A. Fishbein          3-18-98
----------------------------                 -------------------------
Estelle A. Fishbein                          Paul R. Tregurtha


/s/ Frederick R. Ford            3-18-98     /s/ William H. Waltrip     3-18-98
----------------------------                 -------------------------
Frederick R. Ford                            William H. Waltrip


/s/ Martin J. Gruber             3-18-98     /s/ Rosalie J. Wolf        3-18-98
----------------------------                 -------------------------
Martin J. Gruber                             Rosalie J. Wolf


/s/ Ruth Simms Hamilton          3-18-98
----------------------------
Ruth Simms Hamilton

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

                                  EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ----------------------
27 Financial Data Schedule of the Account's Financial Statements for the period ended December 31, 1997