Form 10-Q
period 1998-03-31
TIAA REAL ESTATE ACCOUNT
filed 1998-05-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

         Yes  [X]                   No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 1998

------------------------------------------------------------------------
                                                                    Page

   Consolidated Statements of Assets and Liabilities...............   3

   Consolidated Statements of Operations...........................   4

   Consolidated Statements of Changes in Net Assets................   5

   Consolidated Statements of Cash Flows...........................   6

   Notes to Consolidated Financial Statements......................   7

   Consolidated Statement of Investments...........................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES



                                                                                            March 31,         December 31,
                                                                                               1998                 1997
                                                                                          ------------        ------------
                                                                                           (Unaudited)
ASSETS
 Investments, at value:
    Real estate properties
     (Cost: $541,082,931 and $510,096,015)........................................        $555,913,120        $521,284,091
    Marketable securities
     (Amortized cost: $352,655,315 and $270,910,952)..............................         360,487,645         280,002,042
 Cash.............................................................................             249,246             407,598
 Other............................................................................          14,657,074          14,067,094
                                                                                          ------------        ------------
                                                                      TOTAL ASSETS         931,307,085         815,760,825
                                                                                          ------------        ------------

LIABILITIES
 Payable for securities transactions..............................................                   -              10,463
 Accrued real estate property level expenses and taxes............................          10,850,532          10,343,593
 Security deposits held...........................................................           1,425,668           1,305,958
                                                                                          ------------        ------------
                                                                 TOTAL LIABILITIES          12,276,200          11,660,014
                                                                                          ------------        ------------

MINORITY INTEREST                                                                           18,004,375          18,282,096
                                                                                          ------------        ------------

NET ASSETS
 Accumulation Fund................................................................         883,338,736         772,059,676
 Annuity Fund.....................................................................          17,687,774          13,759,039
                                                                                          ------------        ------------
                                                                  TOTAL NET ASSETS        $901,026,510        $785,818,715
                                                                                          ============        ============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7...........................           7,081,110           6,313,015
                                                                                             =========           =========
NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6...................................             $124.75             $122.30
                                                                                               =======             =======


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                     For the             For the
                                                                                                   Three Months        Three Months
                                                                                                      Ended               Ended
                                                                                                     March 31,           March 31,
                                                                                                       1998                1997
                                                                                                    -----------          ----------
INVESTMENT INCOME
  Real estate income, net:
    Rental income.....................................................................              $17,653,332          $5,328,964
    Real estate property level expenses and taxes:                                                  -----------          ----------
      Operating expenses..............................................................                4,076,118             937,670
      Real estate taxes...............................................................                2,218,102             571,989
                                                                                                    -----------          ----------
                                   Total real estate property level expenses and taxes                6,294,220           1,509,659
                                                                                                    -----------          ----------
                                                               Real estate income, net               11,359,112           3,819,305
  Interest............................................................................                3,218,082           3,720,927
  Dividends...........................................................................                1,769,522             478,729
                                                                                                    -----------          ----------
                                                                          TOTAL INCOME               16,346,716           8,018,961
                                                                                                    -----------          ----------
  Expenses--Note 3:
    Investment advisory...............................................................                  698,265             283,270
    Administrative and distribution...................................................                  506,996             265,407
    Mortality and expense risk charges................................................                  129,856              66,710
    Liquidity guarantee charges.......................................................                   25,936              10,275
                                                                                                    -----------          ----------
                                                                        TOTAL EXPENSES                1,361,053             625,662
                                                                                                    -----------          ----------
                                                                INVESTMENT INCOME, NET               14,985,663           7,393,299
                                                                                                    -----------          ----------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
  Net realized gain on marketable securities..........................................                  259,883              37,906
  Net change in unrealized appreciation on:                                                         -----------          ----------
    Real estate properties............................................................                3,642,113             109,320
    Marketable securities.............................................................               (1,258,760)           (189,178)
                                                                                                    -----------          ----------
                                  Net change in unrealized appreciation on investments                2,383,353             (79,858)
                                                                                                    -----------          ----------
                                NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS                2,643,236             (41,952)
                                                                                                    -----------          ----------
                                             NET INCREASE IN NET ASSETS RESULTING FROM
                                                   OPERATIONS BEFORE MINORITY INTEREST               17,628,899           7,351,347
  Minority interest in net increase in net assets
     resulting from operations........................................................                 (523,696)              -
                                                                                                    -----------          ----------
                                                            NET INCREASE IN NET ASSETS
                                                             RESULTING FROM OPERATIONS              $17,105,203          $7,351,347
                                                                                                    ===========          ==========


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)



                                                                                                     For the             For the
                                                                                                   Three Months        Three Months
                                                                                                      Ended               Ended
                                                                                                     March 31,           March 31,
                                                                                                       1998               1997
                                                                                                   ------------       ------------
FROM OPERATIONS
 Investment income, net..............................................................              $ 14,985,663       $  7,393,299
 Net realized gain on marketable securities..........................................                   259,883             37,906
 Net change in unrealized appreciation on investments................................                 2,383,353            (79,858)
 Minority interest in net increase in net assets
   resulting from operations.........................................................                  (523,696)             -
                                                                                                   ------------       ------------
                                                           NET INCREASE IN NET ASSETS
                                                            RESULTING FROM OPERATIONS                17,105,203          7,351,347
                                                                                                   ------------       ------------
FROM PARTICIPANT TRANSACTIONS
 Premiums............................................................................                23,864,307         11,498,550
 TIAA seed money withdrawn -- Note 1.................................................               (29,842,393)        (5,608,202)
 Net transfers from TIAA.............................................................                15,121,873         18,817,930
 Net transfers from CREF Accounts....................................................                92,373,397        153,843,141
 Annuity and other periodic payments.................................................                  (483,646)          (175,716)
 Withdrawals.........................................................................                (2,884,370)          (895,014)
 Death benefits......................................................................                   (46,576)            (1,572)
                                                                                                   ------------       ------------
                                                 NET INCREASE IN NET ASSETS RESULTING
                                                        FROM PARTICIPANT TRANSACTIONS                98,102,592        177,479,117
                                                                                                   ------------       ------------
                                                           NET INCREASE IN NET ASSETS               115,207,795        184,830,464

NET ASSETS
 Beginning of year...................................................................               785,818,715        369,695,053
                                                                                                   ------------       ------------
 End of period.......................................................................              $901,026,510       $554,525,517
                                                                                                   ============       ============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                     For the             For the
                                                                                                   Three Months        Three Months
                                                                                                      Ended               Ended
                                                                                                     March 31,           March 31,
                                                                                                       1998               1997
                                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations................................            $   17,105,203     $    7,351,347
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments...........................................................              (115,114,632)      (185,293,668)
   Increase in receivable from securities transactions...............................                    -            (128,991,000)
   Increase in other assets..........................................................                  (589,980)        (5,715,377)
   Increase (decrease) in payable for securities transactions........................                   (10,463)       133,454,997
   Increase in other liabilities.....................................................                   626,649          5,693,411
   Decrease in minority interest.....................................................                  (277,721)             -
                                                                                                 --------------     --------------
                                                                     NET CASH USED IN
                                                                 OPERATING ACTIVITIES               (98,260,944)      (173,500,290)
                                                                                                 --------------     --------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums............................................................................                23,864,307         11,498,550
 TIAA seed money withdrawn -- Note 1.................................................               (29,842,393)        (5,608,202)
 Net transfers from TIAA.............................................................                15,121,873         18,817,930
 Net transfers from CREF Accounts....................................................                92,373,397        153,843,141
 Annuity and other periodic payments.................................................                  (483,646)          (175,716)
 Withdrawals.........................................................................                (2,884,370)          (895,014)
 Death benefits......................................................................                   (46,576)            (1,572)
                                                                                                 --------------     --------------
                                                                 NET CASH PROVIDED BY
                                                             PARTICIPANT TRANSACTIONS                98,102,592        177,479,117
                                                                                                 --------------     --------------
                                                      NET INCREASE (DECREASE) IN CASH                  (158,352)         3,978,827
CASH
 Beginning of year...................................................................                   407,598          3,981,740
                                                                                                 --------------     --------------
 End of period.......................................................................            $      249,246     $    7,960,567
                                                                                                 ==============     ==============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, Inc., a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States. Teachers REA II, Inc., a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units at a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At March 31, 1998, TIAA retained 368,576 Accumulation Units, with a total value of $45,978,308.

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

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sales price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short- term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Note 2--Significant Accounting Policies - (Concluded)

Federal Income Taxes: Based on provisions of the Internal Revenue Code, no federal income taxes are attributable to the net investment experience of the Account.

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street and the charges for such services, totaling $180,265 for the three months ended March 31, 1998, are included in investment advisory charges in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate property which was purchased during the three months ended March 31, 1998 been acquired at the beginning of the period (January 1, 1998), rental income and real estate property level expenses and taxes for the three months ended March 31, 1998 would have increased by approximately $900,000 and $471,000, respectively. In addition, interest income for the three months ended March 31, 1998 would have decreased by approximately $411,000. Accordingly, the total proforma effect on the Account's net investment income for the three months ended March 31, 1998 would have been an increase of approximately $18,000, if the real estate property acquired during the three months ended March 31, 1998 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

               Years Ending
               December 31,
               ------------
               1998                      $ 43,936,000
               1999                        40,923,000
               2000                        38,197,000
               2001                        31,847,000
               2002                        27,746,000
               Thereafter                  99,572,000
                                         ------------
               Total                     $282,221,000
                                         ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.


                                                                                                   July 3, 1995
                                                      For the            For the Years Ended       (Commencement
                                                    Three Months             December 31,        of Operations) to
                                                       Ended                --------------          December 31,
                                                 March 31, 1998 (1)      1997           1996          1995 (1)
                                                 ------------------      ----           ----          --------
                                                    (Unaudited)
Per Accumulation Unit Data:
  Rental income............................             $  2.349        $  7.288     $  6.012         $  0.159
  Real estate property
    level expenses and taxes...............                0.838           2.218        1.850            0.042
                                                        --------        --------     --------         --------
                   Real estate income, net                 1.511           5.070        4.162            0.117
  Dividends and interest...................                0.664           2.709        3.309            2.716
                                                        --------        --------     --------         --------
                              Total income                 2.175           7.779        7.471            2.833
  Expenses charges (2).....................                0.181           0.580        0.635            0.298
                                                        --------        --------     --------         --------
                    Investment income, net                 1.994           7.199        6.836            2.535
  Net realized and unrealized
    gain on investments....................                0.455           3.987        1.709            0.031
                                                        --------        --------     --------         --------
  Net increase in
    Accumulation Unit Value................                2.449          11.186        8.545            2.566
  Accumulation Unit Value:
    Beginning of period....................              122.297         111.111      102.566          100.000
                                                        --------        --------     --------         --------
    End of period..........................             $124.746        $122.297     $111.111         $102.566
                                                        ========        ========     ========         ========

 Total return..............................                2.00%          10.07%        8.33%            2.57%
  Ratios to Average Net Assets:
    Expenses (2)...........................                0.16%           0.58%        0.61%            0.30%
    Investment income, net.................                1.76%           7.25%        6.57%            2.51%
  Portfolio turnover rate:
    Real estate properties.................                   0%              0%           0%               0%
    Securities.............................                8.48%           7.67%       15.04%               0%
  Thousands of Accumulation Units
    outstanding at end of period...........                7,081           6,313        3,296            1,172

(1) The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 1998 would be $1.019 ($2.798 and $2.485 for the years ended December 31, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 1998 would be 0.90% (2.82% and 2.39% for the years ended December 31, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:



                                                                     For the                  For the
                                                                   Three Months                 Year
                                                                      Ended                    Ended
                                                                  March 31, 1998          December 31, 1997
                                                                  --------------          -----------------
                                                                   (Unaudited)
Accumulation Units:
  Credited for premiums.....................................         193,470                    448,822
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund.....................         574,625                  2,568,407


  Outstanding:
    Beginning of year.......................................       6,313,015                  3,295,786
                                                                   ---------                  ---------
    End of period...........................................       7,081,110                  6,313,015
                                                                   =========                  =========

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                                 March 31, 1998

REAL ESTATE PROPERTIES--60.66%

    Location                        Description                                                            Value
    --------                        -----------                                                            -----
Arizona:
     Phoenix                    Office building.......................................................... $11,800,000
California:
     Sacramento                 Office building..........................................................  22,000,000(2)
     San Diego                  Industrial building......................................................  12,200,720
     Westlake Village           Apartments...............................................................  13,700,000
Colorado:
     Boulder                    Industrial building......................................................  10,500,000
     Douglas County             Apartments...............................................................  27,900,000
     Littleton                  Apartments...............................................................  19,000,000
Florida:
     Coral Springs              Industrial building......................................................   6,100,000
     Ocoee                      Shopping center..........................................................   7,260,000
     Orlando                    Apartments...............................................................  13,400,000
     Sunrise                    Office building..........................................................  13,100,000
     West Palm Beach            Apartments...............................................................  15,812,578
Georgia:
     Atlanta                    Apartments...............................................................  16,100,000
Illinois:
     Oakbrook Terrace           Office building..........................................................  51,600,000(2)
     Rolling Meadows            Shopping center..........................................................  13,000,000
     Rosemont                   Office building..........................................................  39,000,000
Iowa:
     Urbandale                  Industrial building......................................................  14,009,496
Maryland:
     Aberdeen                   Industrial building......................................................  27,700,000
     Hunt Valley                Office building..........................................................  23,750,000(2)
Massachusetts:
     Newton                     Office building..........................................................  16,900,000(2)
Minnesota:
     Eagan                      Industrial building......................................................   6,300,000
     Fridley                    Industrial building......................................................   4,250,000
New Jersey:
     Piscataway                 Office building..........................................................  15,504,485
North Carolina:
     Raleigh                    Shopping center..........................................................   7,100,000
     Raleigh                    Shopping center..........................................................   6,973,761
Ohio:
     Blue Ash                   Office building..........................................................  10,500,000(2)
Oregon:
     Lake Oswego                Office building..........................................................  16,300,000(2)
Pennsylvania:
     Lafayette Hill             Apartments...............................................................  21,600,000
Texas:
     El Paso                    Industrial building......................................................   4,700,000(1)
     El Paso                    Apartments...............................................................   9,300,000
     Plano                      Apartments...............................................................  29,701,668
Utah:
     Salt Lake City             Office building..........................................................   7,900,000(2)
Virginia:
     Arlington                  Office building..........................................................  28,200,412(2)
     Woodbridge                 Shopping center..........................................................  12,750,000
                                                                                                          -----------
    TOTAL REAL ESTATE PROPERTIES     (Cost $541,082,931)................................................. 555,913,120
                                                                                                          -----------

(1) Leasehold interest only
(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.

MARKETABLE SECURITIES--39.34%

  Shares                      Issuer                                                                            Value
  ------                      ------                                                                            -----
REAL ESTATE INVESTMENT TRUSTS--13.29%
110,000               Avalon Properties, Inc. ............................................................... $ 3,190,000
 30,000               Avalon Properties, Inc., Pfd Series A .................................................     787,500
150,000               Bradley Real Estate, Inc...............................................................   3,131,250
235,000               Brandywine Realty Trust................................................................   5,595,937
 40,000               Cabot Industrial Trust.................................................................     952,500
 80,000               Camden Property Trust..................................................................   2,370,000
200,000               Carramerica Realty Corporation, Pfd Series B...........................................   5,012,500
120,000               CBL & Associates Properties, Inc.......................................................   2,940,000
 20,000               Centerpoint Properties Corp............................................................     693,750
 95,000               Colonial Properties Trust..............................................................   3,022,187
200,000               Cornerstone Properties Inc.............................................................   3,637,500
 75,000               Entertainment Properties Trust.........................................................   1,471,875
 65,000               Equity Office Properties Trust.........................................................   1,990,625
200,000               Equity Office Properties Trust, Pfd Series A...........................................   5,212,500
100,000               Equity Residential Properties Trust, Pfd Series G......................................   2,562,500
 90,000               Equity Residential Property Trust......................................................   4,522,500
 47,966               Excel Realty Trust, Inc., Pfd Series A ................................................   1,708,789
 25,000               Federal Realty Investment Trust, Pfd...................................................     626,563
100,000               First Industrial Realty Trust, Pfd Series C. ..........................................   2,631,250
100,000               Gables Residential Trust, Pfd Series A. ...............................................   2,500,000
160,000               Health and Retirement Property Trust...................................................   3,220,000
 80,000               Hospitality Properties Trust...........................................................   2,835,000
 35,000               Mack-Cali Realty Corporation...........................................................   1,367,188
165,001               Patriot American Hospitality Inc.......................................................   4,455,027
100,000               Post Properties, Inc...................................................................   3,993,750
130,000               Public Storage, Inc....................................................................   4,013,750
130,000               Regency Realty Corporation.............................................................   3,436,875
 47,500               Security Capital Atlantic, Inc.........................................................     997,500
200,000               Security Capital Atlantic, Inc., Pfd Series A..........................................   5,025,000
 19,900               Security Capital Industrial Trust, Pfd.................................................     513,669
  4,800               Security Capital Group, Inc., Wts. 9/18/98 ............................................      15,900
125,500               Simon Debartolo Group, Inc.............................................................   4,298,375
100,000               Spieker Properties, Inc................................................................   4,125,000
120,000               Starwood Lodging Trust.................................................................   6,412,500
 85,000               Storage USA, Inc.......................................................................   3,261,875
100,000               Taubman Centers, Inc. .................................................................   1,306,250
 35,000               Taubman Centers, Inc., Series A Pfd ...................................................     875,000
 75,000               Tower Realty Trust, Incorporated.......................................................   1,846,875
 98,100               Trinet Corporate Realty Trust, Inc.....................................................   3,758,456
 26,000               Trinet Corporate Realty Trust, Inc., Pfd Series B......................................     667,875
100,000               United Dominion Realty Trust, Pfd Series B.............................................   2,637,500
 20,000               Urban Shopping Centers, Inc............................................................     660,000
 50,000               Vornado Realty Trust, Pfd Series A.....................................................   3,106,250
135,000               Weeks Corp.............................................................................   4,412,812
                                                                                                              -----------
TOTAL REAL ESTATE INVESTMENT TRUSTS     (Cost $113,898,630) ................................................. 121,802,153
                                                                                                              -----------

CORPORATE BONDS-- 1.10%

Principal             Issuer, Coupon and Maturity Date
---------             --------------------------------
$4,000,000            Associates Corporation of North America
                       5.25% 09/01/98........................................................................ $ 3,990,360
 3,000,000            International Paper
                       6.87% 06/17/99........................................................................   3,038,640
 3,000,000            Pepsico, Inc.
                       7.625% 11/01/98.......................................................................   3,028,950
                                                                                                              -----------
 TOTAL CORPORATE BONDS     (Cost $10,066,710)................................................................  10,057,950
                                                                                                              -----------

GOVERNMENT AGENCIES--18.47%

Principal             Issuer, Coupon and Maturity Date                                                          Value
---------             --------------------------------                                                          -----
$11,640,000           Federal National Mortgage Association
                       5.25% 07/13/98....................................................................... $ 11,459,425
 50,000,000           Federal National Mortgage Association
                       5.25% 07/13/98.......................................................................   49,224,335
 11,000,000           Federal Home Loan Mortgage
                       5.30% 06/05/98.......................................................................   10,890,899
  8,000,000           Federal Home Loan Banks
                       5.31% 05/11/98.......................................................................    7,950,618
 15,000,000           Federal National Mortgage Association
                       5.36% 09/23/98.......................................................................   14,609,133
  8,000,000           Federal Home Loan Mortgage
                       5.38% 04/10/98.......................................................................    7,987,778
  9,720,000           Federal National Mortgage Association
                       5.42% 04/02/98.......................................................................    9,717,014
 20,000,000           Federal Farm Credit Banks
                       5.42% 04/03/98.......................................................................   19,990,784
  7,500,000           Federal Home Loan Mortgage
                       5.45% 04/17/98.......................................................................    7,480,591
 23,780,000           Federal Home Loan Mortgage
                       5.45% 04/24/98.......................................................................   23,693,125
  6,300,000           Federal National Mortgage Association
                       5.48% 04/13/98.......................................................................    6,287,487
                                                                                                              -----------
TOTAL GOVERNMENT AGENCIES     (Amortized cost $169,340,097).................................................  169,291,189
                                                                                                              -----------


COMMERCIAL PAPER--6.48%
 10,000,000           Associates Corp of North America
                       5.51% 05/05/98.......................................................................    9,945,653
 10,000,000           Ciesco LP
                       5.52% 05/14/98.......................................................................    9,931,678
 30,000,000           Corporate Asset Funding Corp, Inc
                       5.51% 05/19/98.......................................................................   29,772,966
  9,700,000           Ford Motor Credit Co
                       5.45% 04/09/98.......................................................................    9,686,056
                                                                                                              -----------

TOTAL COMMERCIAL PAPER    (Amortized cost $59,349,878) .....................................................   59,336,353
                                                                                                              -----------

TOTAL MARKETABLE SECURITIES     (Cost $352,655,315).........................................................  360,487,645
                                                                                                              -----------

TOTAL INVESTMENTS--100.00%     (Cost $893,738,246).......................................................... $916,400,765
                                                                                                             ============

                 See notes to consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

         The TIAA Real Estate Account began operating on July 3, 1995 and interests in the Account were first offered to participants on October 2, 1995.

         Through March 31, 1998, the Account had acquired a total of 34 real estate properties, including twelve office properties, eight industrial properties, five neighborhood shopping centers, and nine apartment complexes. As of March 31, 1998, these properties represented 60.66% of the Account's total investment portfolio.

         The Account purchased one apartment property during the first quarter of 1998. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

         As of March 31, 1998, the Account also held investments in U.S. government agencies, representing 18.47% of the portfolio, real estate investment trusts (REITs), representing 13.29% of the portfolio, commercial paper, representing 6.48% of the portfolio, and corporate bonds, representing 1.10% of the portfolio.

         The Account owns a controlling 90% interest in a partnership which owns eight office buildings throughout the U.S. Consistent with generally accepted accounting principles (GAAP), the Account's consolidated financial statements and all the financial data discussed in this report reflect 100% of the value of the partnership's assets. The 10% interest of the other partner in the partnership is reflected as a minority interest in the Account's consolidated financial statements.

Results of Operations-Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
--------------------------------------------------------------------------------
         The Account's total net return was 2.00% for the three months ended March 31, 1998 and 1.59% for the same quarter in 1997. The Account's net investment income, after deduction of all expenses, was $14,985,663 for the three months ended March 31, 1998 and $7,393,299 for the three months ended March 31, 1997, a 103% increase. This increase was the result of a growing base of net assets from March 31, 1997 to March 31, 1998. Net assets increased 62% during that period. In addition, the Account had net realized and unrealized gains on investments of $2,643,236 for the three months ended March 31, 1998 and a net realized and unrealized loss on investments of $41,952 for the three months ended March 31, 1997. While the Account posted net unrealized gains on its real estate investments of $3,642,113 and $109,320, respectively, in the first quarter of 1998 and 1997, during the same periods it posted net unrealized losses on marketable securities of $1,258,760 and $189,178, respectively, resulting primarily from the decline in market value of the Account's REIT holdings.

         The Account's real estate holdings generated approximately 69% and 48% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 1998 and March 31, 1997, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

         Gross real estate rental income was $17,653,332 for the three months ended March 31, 1998 and $5,328,964 for the same period in 1997. The higher real estate income for the first quarter of 1998 was primarily due to the increase in the number of properties owned by the Account from 17 properties as of March 31, 1997 to 34 properties as of March 31, 1998. Interest income on the Account's short- and intermediate-term investments for the three months ended March 31, 1998 and 1997 totaled $3,218,082 and $3,720,927, respectively. Dividend income on the Account's investments in REITs totaled $1,769,522 and $478,729, respectively, for the same periods. Shares of REITs totaled 13.29% of the Account investments as of March 31, 1998 and 7.73% as of March 31, 1997. This higher percentage and the general growth in the Account's assets accounted for the higher dividend income for first three months of 1998, as compared with the same period in 1997.

         Total property level expenses for the three months ended March 31, 1998 were $6,294,220, of which $2,218,102 was attributable to real estate taxes and $4,076,118 represented operating expenses. Total property level expenses for the three months ended March 31, 1997 were $1,509,659, of which $571,989 was attributable to real estate taxes and $937,670 was attributable to operating expenses. The increase in property level expenses during the first three months of 1998 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the three months ended March 31, 1998 and 1997 of $698,265 and $283,270, respectively, for investment advisory services, $506,996 and $265,407, respectively, for administrative and distribution services and $155,792 and $76,985, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account for the first quarter of 1998 over the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

         Since September 16, 1996, TIAA has been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. As of March 31, 1998, the Account had redeemed 631,424 accumulation units at prevailing daily unit values, amounting to $75,051,717 in total redemption payments to TIAA, leaving it holding 368,576 units at March 31, 1998 with a value of $45,978,308. TIAA expects to complete the redemption of its seed money investment sometime in 1998, but, in any event, no later than in the year 2000.

         At March 31, 1998 and 1997, the Account's liquid assets (i.e., its cash, REITs, short-and intermediate-term investments, and government securities) had a value of $360,736,891 and $386,852,051, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

      (27) Financial Data Schedule of the Account's Financial Statements for the three months ended March 31, 1998

--------------------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997 filed November 13, 1997 (File No. 33-92990).

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


DATE: May 11, 1998
                                  TIAA REAL ESTATE ACCOUNT

                                  By: TEACHERS INSURANCE AND ANNUITY
                                      ASSOCIATION OF AMERICA

                                  By: /s/ Peter C. Clapman
                                      ------------------------------------------
                                      Peter C. Clapman
                                      Senior Vice President and
                                      Chief Counsel, Investments



DATE: May 11, 1998
                                  By: /s/ Richard L. Gibbs
                                      ------------------------------------------
                                      Richard L. Gibbs
                                      Executive Vice President
                                      (Principal Accounting Officer)