Form 10-Q
period 1998-06-30
TIAA REAL ESTATE ACCOUNT
filed 1998-08-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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

         Yes  [X]                   No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 1998

                                                                            Page
                                                                            ----

Consolidated Statements of Assets and Liabilities .........................   3

Consolidated Statements of Operations .....................................   4

Consolidated Statements of Changes in Net Assets ..........................   5

Consolidated Statements of Cash Flows .....................................   6

Notes to Consolidated Financial Statements ................................   7

Consolidated Statement of Investments .....................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                      June 30,      December 31,
                                                        1998            1997
                                                   --------------   ------------
                                                    (Unaudited)
ASSETS

 Investments, at value:
    Real estate properties
      (cost:  $574,312,697 and $510,096,015) ..    $  598,324,178   $521,284,091
    Marketable securities
      (cost:  $421,571,596 and $270,910,952) ..       423,259,249    280,002,042
 Cash .........................................           617,218        407,598
 Other ........................................        14,303,751     14,067,094
                                                   --------------   ------------
                                   TOTAL ASSETS     1,036,504,396    815,760,825
                                                   --------------   ------------

LIABILITIES

 Payable for securities transactions ..........         4,723,995         10,463
 Accrued real estate property level
   expenses and taxes .........................        10,328,118     10,343,593
 Security deposits held .......................         1,500,023      1,305,958
                                                   --------------   ------------
                              TOTAL LIABILITIES        16,552,136     11,660,014
                                                   --------------   ------------

MINORITY INTEREST .............................        18,593,853     18,282,096
                                                   --------------   ------------

NET ASSETS

  Accumulation Fund ...........................       980,045,993    772,059,676
  Annuity Fund ................................        21,312,414     13,759,039
                                                   --------------   ------------
                               TOTAL NET ASSETS    $1,001,358,407   $785,818,715
                                                   ==============   ============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--
  Notes 6 and 7 ...............................         7,692,125      6,313,015
                                                        =========      =========
NET ASSET VALUE, PER ACCUMULATION UNIT--
  Note 6 ......................................           $127.41        $122.30
                                                          =======        =======

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                       ---------------------------     ---------------------------
                                                                          1998            1997            1998            1997
                                                                       -----------     -----------     -----------     -----------
INVESTMENT INCOME

Real estate income, net:
Rental income ...................................................      $20,002,915     $10,999,703     $37,656,247     $16,328,667
                                                                       -----------     -----------     -----------     -----------

  Real estate property level expenses and taxes:

    Operating expenses ..........................................        4,052,127       2,360,579       8,128,245       3,298,249

    Real estate taxes ...........................................        2,128,003       1,189,347       4,346,105       1,761,336
                                                                       -----------     -----------     -----------     -----------
              Total real estate property level expenses and taxes        6,180,130       3,549,926      12,474,350       5,059,585
                                                                       -----------     -----------     -----------     -----------
                                          Real estate income, net       13,822,785       7,449,777      25,181,897      11,269,082
Interest ........................................................        4,007,501       2,742,795       7,225,583       6,463,722

Dividends .......................................................        2,087,297         832,381       3,856,819       1,311,110
                                                                       -----------     -----------     -----------     -----------
                                                     TOTAL INCOME       19,917,583      11,024,953      36,264,299      19,043,914
                                                                       -----------     -----------     -----------     -----------
Expenses -- Note 3:

  Investment advisory charges ...................................          824,282         377,163       1,522,547         660,433

  Administrative and distribution charges .......................          718,609         319,991       1,225,605         585,398

  Mortality and expense risk charges ............................          170,579         113,953         300,435         180,663

  Liquidity guarantee charges ...................................           23,658          45,297          49,594          55,572
                                                                       -----------     -----------     -----------     -----------
                                                   TOTAL EXPENSES        1,737,128         856,404       3,098,181       1,482,066
                                                                       -----------     -----------     -----------     -----------

                                           INVESTMENT INCOME, NET       18,180,455      10,168,549      33,166,118      17,561,848
                                                                       -----------     -----------     -----------     -----------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS

  Net realized gain on marketable securities ....................           71,326          50,155         331,209          88,061
                                                                       -----------     -----------     -----------     -----------
  Net change in unrealized appreciation on:

    Real estate properties ......................................        9,181,292         355,491      12,823,405         464,811

    Marketable securities .......................................       (6,144,677)      1,489,574      (7,403,437)      1,300,396
                                                                       -----------     -----------     -----------     -----------
             Net change in unrealized appreciation on investments        3,036,615       1,845,065       5,419,968       1,765,207
                                                                       -----------     -----------     -----------     -----------
                  NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS        3,107,941       1,895,220       5,751,177       1,853,268
                                                                       -----------     -----------     -----------     -----------

                        NET INCREASE IN NET ASSETS RESULTING FROM
                              OPERATIONS BEFORE MINORITY INTEREST       21,288,396      12,063,769      38,917,295      19,415,116

  Minority interest in net increase in net assets
     resulting from operations ..................................       (1,052,659)       (301,381)     (1,576,355)       (301,381)
                                                                       -----------     -----------     -----------     -----------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS      $20,235,737     $11,762,388     $37,340,940     $19,113,735
                                                                       ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                               -------------------------------     -------------------------------
                                                                    1998              1997              1998               1997
                                                               --------------     ------------     --------------     ------------
FROM OPERATIONS

 Investment income, net ................................       $   18,180,455     $ 10,168,549     $   33,166,118     $ 17,561,848

 Net realized gain on marketable securities ............               71,326           50,155            331,209           88,061

 Net change in unrealized appreciation on investments ..            3,036,615        1,845,065          5,419,968        1,765,207

 Minority interest in net increase in net assets
   resulting from operations ...........................           (1,052,659)        (301,381)        (1,576,355)        (301,381)
                                                               --------------     ------------     --------------     ------------
                              NET INCREASE IN NET ASSETS
                               RESULTING FROM OPERATIONS           20,235,737       11,762,388         37,340,940       19,113,735
                                                               --------------     ------------     --------------     ------------

FROM PARTICIPANT TRANSACTIONS

 Premiums ..............................................           22,306,920        9,860,011         46,171,227       21,358,561

 TIAA seed money withdrawn -- Note 1 ...................          (25,951,148)      (5,686,307)       (55,793,541)     (11,294,509)

 Net transfers from TIAA ...............................            7,461,971        2,380,477         22,583,844       21,198,407

 Net transfers from CREF Accounts ......................           79,607,923       20,494,947        171,981,320      174,338,088

 Annuity and other periodic payments ...................             (468,272)        (168,546)          (951,918)        (344,262)

 Withdrawals ...........................................           (2,773,722)      (1,940,735)        (5,658,092)      (2,835,749)

 Death benefits ........................................              (87,512)         (41,414)          (134,088)         (42,986)
                                                               --------------     ------------     --------------     ------------
                    NET INCREASE IN NET ASSETS RESULTING
                           FROM PARTICIPANT TRANSACTIONS           80,096,160       24,898,433        178,198,752      202,377,550
                                                               --------------     ------------     --------------     ------------

                              NET INCREASE IN NET ASSETS          100,331,897       36,660,821        215,539,692      221,491,285

NET ASSETS

 Beginning of period ...................................          901,026,510      554,525,517        785,818,715      369,695,053
                                                               --------------     ------------     --------------     ------------

 End of period .........................................       $1,001,358,407     $591,186,338     $1,001,358,407     $591,186,338
                                                               ==============     ============     ==============     ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          1998            1997            1998            1997
                                                                      ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets resulting from operations ...........     $ 20,235,737    $ 11,762,388    $ 37,340,940    $ 19,113,735

 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

   Increase in investments ......................................     (105,182,662)    (52,883,765)   (220,297,294)   (238,177,433)

   Decrease in receivable from securities transactions ..........               --     176,471,000              --      47,480,000

   Decrease (increase) in other assets ..........................          353,323      (6,885,891)       (236,657)    (12,601,268)

   Increase (decrease) in payable for securities transactions ...        4,723,995    (184,774,616)      4,713,532     (51,319,619)

   Increase (decrease) in other liabilities .....................         (448,059)      8,924,371         178,590      14,617,782

   Increase in minority interest ................................          589,478      16,927,141         311,757      16,927,141
                                                                      ------------    ------------    ------------    ------------
                                                 NET CASH USED IN
                                             OPERATING ACTIVITIES      (79,728,188)    (30,459,372)   (177,989,132)   (203,959,662)
                                                                      ------------    ------------    ------------    ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS

 Premiums .......................................................       22,306,920       9,860,011      46,171,227      21,358,561

 TIAA seed money withdrawn -- Note 1 ............................      (25,951,148)     (5,686,307)    (55,793,541)    (11,294,509)

 Net transfers from TIAA ........................................        7,461,971       2,380,477      22,583,844      21,198,407

 Net transfers from CREF Accounts ...............................       79,607,923      20,494,947     171,981,320     174,338,088

 Annuity and other periodic payments ............................         (468,272)       (168,546)       (951,918)       (344,262)

 Withdrawals ....................................................       (2,773,722)     (1,940,735)     (5,658,092)     (2,835,749)

 Death benefits .................................................          (87,512)        (41,414)       (134,088)        (42,986)
                                                                      ------------    ------------    ------------    ------------
                                             NET CASH PROVIDED BY
                                         PARTICIPANT TRANSACTIONS       80,096,160      24,898,433     178,198,752     202,377,550
                                                                      ------------    ------------    ------------    ------------

                                  NET INCREASE (DECREASE) IN CASH          367,972      (5,560,939)        209,620      (1,582,112)

CASH

 Beginning of period ............................................          249,246       7,960,567         407,598       3,981,740
                                                                      ------------    ------------    ------------    ------------

 End of period ..................................................     $    617,218    $  2,399,628    $    617,218    $  2,399,628
                                                                      ============    ============    ============    ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, LLC (formerly Teachers REA, Inc.), a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States. Teachers REA II, Inc., a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the
Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units at a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At June 30, 1998, TIAA retained 162,354 Accumulation Units, with a total value of $20,685,361.

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

Basis of Presentation: The accompanying consolidated financial statements include the Account, Teachers REA, LLC and Teachers REA II, Inc., its wholly-owned subsidiaries, and Light Street, in which the Account holds a 90% interest. The 10% minority interest in Light Street is reflected separately in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street. The charges for such services for the six months ended June 30, 1998 amounted to $504,216 for investment advisory expenses and $77,307 for administrative expenses which are recorded accordingly in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate property which was purchased during the six months ended June 30, 1998 been acquired at the beginning of the period (January 1,
1998), rental income and real estate property level expenses and taxes for the six months ended June 30, 1998 would have increased by approximately $1,900,000 and $737,000, respectively. In addition, interest income for the six months ended June 30, 1998 would have decreased by approximately $1,066,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 1998 would have been an increase of approximately $97,000, if the real estate property acquired during the six months ended June 30, 1998 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    1998                      $  45,314,000
                    1999                         43,547,000
                    2000                         40,651,000
                    2001                         34,338,000
                    2002                         30,219,000
                    Thereafter                  106,733,000
                                                -----------

                    Total                      $300,802,000
                                               ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                             July 3, 1995
                                                For the          For the Years Ended        (Commencement
                                               Six Months            December 31,         of Operations) to
                                                 Ended         ------------------------      December 31,
                                           June 30, 1998(1)      1997            1996           1995(1)
                                           ---------------     --------        --------        --------
                                             (Unaudited)
Per Accumulation Unit Data:
  Rental income ..........................     $  5.258        $  7.288        $  6.012        $  0.159
  Real estate property
    level expenses and taxes .............        1.742           2.218           1.850           0.042
                                               --------        --------        --------        --------
                   Real estate income, net        3.516           5.070           4.162           0.117
  Dividends and interest .................        1.548           2.709           3.309           2.716
                                               --------        --------        --------        --------
                              Total income        5.064           7.779           7.471           2.833
  Expenses charges (2) ...................        0.433           0.580           0.635           0.298
                                               --------        --------        --------        --------
                    Investment income, net        4.631           7.199           6.836           2.535
  Net realized and unrealized
    gain on investments ..................        0.481           3.987           1.709           0.031
                                               --------        --------        --------        --------
  Net increase in
    Accumulation Unit Value ..............        5.112          11.186           8.545           2.566
  Accumulation Unit Value:
    Beginning of period ..................      122.297         111.111         102.566         100.000
                                               --------        --------        --------        --------
    End of period ........................     $127.409        $122.297        $111.111        $102.566
                                               ========        ========        ========        ========

 Total return ............................         4.18%          10.07%           8.33%           2.57%
  Ratios to Average Net Assets:
    Expenses (2) .........................         0.34%           0.58%           0.61%           0.30%
    Investment income, net ...............         3.66%           7.25%           6.57%           2.51%
  Portfolio turnover rate:
    Real estate properties ...............            0%              0%              0%              0%
    Securities ...........................         4.56%           7.67%          15.04%              0%
  Thousands of Accumulation Units
    outstanding at end of period .........        7,692           6,313           3,296           1,172

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 1998 would be $2.175 ($2.798 and $2.485 for the years ended December 31, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 1998 would be 1.72% (2.82% and 2.39% for the years ended December 31, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:


                                                  Six Months        Year
                                                    Ended           Ended
                                                June 30, 1998  December 31, 1997
                                                -------------  -----------------
                                                 (Unaudited)
Accumulation Units:

  Credited for premiums ........................    370,588         448,822

  Credited for transfers, net of disbursements
     and amounts applied to the Annuity Fund ...  1,008,522       2,568,407

  Outstanding:

     Beginning of year .........................  6,313,015       3,295,786
                                                  ---------       ---------

     End of period .............................  7,692,125       6,313,015
                                                  =========       =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 1998, the Account had one outstanding commitment to purchase real estate properties for approximately $27.7 million.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                                  June 30, 1998



REAL ESTATE PROPERTIES--58.57%
  Location                  Description                             Value
  --------                  -----------                             -----
Arizona:
  Phoenix               Office building ........................  $11,900,000
California:
  Sacramento            Office building ........................   25,500,000(2)
  San Diego             Industrial building ....................   12,400,000
  Westlake Village      Apartments .............................   13,802,573
Colorado:
  Boulder               Industrial building ....................   10,778,931
  Douglas County        Apartments .............................   27,900,000
  Littleton             Apartments .............................   19,000,000
Florida:
  Coral Springs         Industrial building ....................    6,100,000
  Ocoee                 Shopping center ........................    7,180,000
  Orlando               Apartments .............................   14,100,000
  Sunrise               Office building ........................   13,400,000
  West Palm Beach       Apartments .............................   16,000,000
Georgia:
  Atlanta               Apartments .............................   16,100,000
Illinois:
  Bolingbrook           Industrial building ....................    7,233,671
  Glendale Heights      Industrial building ....................   15,289,508
  Joliet                Industrial building ....................    9,337,672
  Oakbrook Terrace      Office building ........................   50,606,840(2)
  Rolling Meadows       Shopping center ........................   12,600,000
  Rosemont              Office building ........................   39,000,000
Iowa:
  Urbandale             Industrial building ....................   14,020,975
Maryland:
  Aberdeen              Industrial building ....................   29,350,000
  Hunt Valley           Office building ........................   24,014,989(2)
Massachusetts:
  Newton                Office building ........................   18,900,000(2)
Minnesota:
  Eagan                 Industrial building ....................    6,100,000
  Fridley               Industrial building ....................    4,300,000
New Jersey:
  Piscataway            Office building ........................   15,500,000
North Carolina:
  Raleigh               Shopping center ........................    7,300,000
  Raleigh               Shopping center ........................    7,200,000
Ohio:
  Blue Ash              Office building ........................   10,900,000(2)
Oregon:
  Lake Oswego           Office building ........................   17,700,000(2)
Pennsylvania:
  Lafayette Hill        Apartments .............................   21,600,000
Texas:
   El Paso              Industrial building ....................    4,700,000(1)
   El Paso              Apartments .............................    9,400,000
  Plano                 Apartments .............................   29,701,668
Utah:
  Salt Lake City        Office building ........................    8,407,351(2)

Virginia:
  Arlington             Office building ........................   28,400,000(2)
  Woodbridge            Shopping center ........................   12,600,000
                                                                  -----------
  TOTAL REAL ESTATE PROPERTIES   (Cost $574,312,697) ...........  598,324,178
                                                                  -----------

(1) Leasehold interest only.
(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.

MARKETABLE SECURITIES--41.43%

    Shares                           Issuer                                Value
    ------                           ------                                -----
REAL ESTATE INVESTMENT TRUSTS--12.76%
     104,513    Avalon Bay Communities, Inc ........................  $3,971,494
      30,000    Avalon Bay Communities, Inc. Pfd Series F ..........     772,500
     150,000    Bradley Real Estate, Inc ...........................   3,168,750
     235,000    Brandywine Realty Trust ............................   5,258,125
      40,000    Cabot Industrial Trust .............................     855,000
      80,000    Camden Property Trust ..............................   2,380,000
     200,000    Carramerica Realty Corporation, Pfd Series B .......   4,937,500
      63,600    CBL & Associates Properties, Inc ...................   1,542,300
      50,000    Centerpoint Properties Corp ........................   1,653,125
      95,000    Colonial Properties Trust ..........................   2,945,000
     220,000    Cornerstone Properties, Inc ........................   3,877,500
     125,000    Corporate Office Properties Trust, Inc .............   1,109,375
      75,000    Entertainment Properties Trust .....................   1,368,750
      90,000    Equity Office Properties Trust .....................   2,553,750
     200,000    Equity Office Properties Trust Pfd Series A ........   5,250,000
     116,700    Equity Residential Properties Trust ................   5,535,956
     100,000    Equity Residential Properties Trust, Pfd Series G ..   2,425,000
      77,966    Excel Legacy Corporate .............................     341,101
      57,966    Excel Realty Trust, Inc ............................   1,670,145
      25,000    Federal Realty Investment Trust Pfd ................     607,813
     100,000    First Industrial Realty Trust, Inc.Pfd .............   2,587,500
     100,000    Gables Residential Trust, Pfd Series A .............   2,462,500
     160,000    Health and Retirement Property Trust ...............   3,010,000
      80,000    Hospitality Properties Trust .......................   2,570,000
      27,200    Irvine Apartment Communities, Inc ..................     787,100
     100,000    Lasalle Hotel Properties ...........................   1,693,750
      60,000    Macerich Company ...................................   1,758,750
      35,000    Mack-Cali Realty Corporation .......................   1,203,125
     100,000    Merry Land & Investment Pfd Series E ...............   2,293,750
     165,001    Patriot American Hospitality, Inc ..................   3,949,711
     100,000    Post Properties, Inc ...............................   3,850,000
     130,000    Public Storage, Inc ................................   3,640,000
     130,000    Regency Realty Corporation .........................   3,266,250
      20,000    Rouse Company ......................................     628,750
     200,000    Security Capital Atlantic, Inc., Pfd Series A ......   4,975,000
      19,900    Security Capital Industrial Trust, Pfd .............     511,181
       4,800    Security Capital Group, Inc. Wts. 9/98 .............       1,650
     170,000    Simon Debartolo Group, Inc .........................   5,525,000
     100,000    Spieker Properties, Inc ............................   3,875,000
     130,000    Starwood Hotels & Resorts Trust ....................   6,280,625
      85,000    Storage USA, Inc ...................................   2,975,000
     103,000    Taubman Centers, Inc. ..............................   1,467,750
      35,000    Taubman Centers, Inc Series A Pfd. .................     864,063
      53,300    Tower Realty Trust, Inc ............................   1,192,588
     121,000    Trinet Corporate Realty Trust, Inc .................   4,114,000
      26,000    Trinet Corporate Realty Trust, Inc., Pfd Series B ..     661,375
     100,000    United Dominion Realty Trust, Pfd Series B .........   2,618,750

      70,000    Urban Shopping Centers, Inc ........................   2,205,000
      50,000    Vornado Realty Trust, Pfd Series A .................   2,868,750
     135,000    Weeks Corp .........................................   4,269,375
                                                                     -----------
TOTAL REAL ESTATE INVESTMENT TRUSTS   (Cost $128,560,437) .......... 130,329,477
                                                                     -----------

CORPORATE BONDS-- 0.98%
   Principal     Issuer, Coupon and Maturity Date
   ---------     --------------------------------
$  4,000,000    Associates Corporation of North America
                  5.25% 09/01/98 .............................  $    3,997,040
   3,000,000    International Paper
                  6.87% 06/17/99 .............................       3,026,670
   3,000,000    Pepsico, Inc.
                  7.625% 11/01/98 ............................       3,016,620
                                                                --------------
TOTAL CORPORATE BONDS  (Cost $10,066,710) ....................      10,040,330
                                                                --------------

GOVERNMENT AGENCIES--19.96%
   Principal     Issuer, Coupon and Maturity Date                      Value
   ---------     --------------------------------                      -----
  30,000,000    Federal Home Loan Mortgage Corporation
                  5.40% 07/17/98 .............................      29,923,359
  25,000,000    Federal Home Loan Mortgage Corporation
                  5.40% 08/13/98 .............................      24,834,695
  12,800,000    Federal Home Loan Mortgage Corporation
                  5.40% 08/27/98 .............................      12,688,846
  61,640,000    Federal National Mortgage Association
                  5.25% 07/13/98 .............................      61,518,914
  15,000,000    Federal National Mortgage Association
                  5.36% 09/23/98 .............................      14,809,812
  10,000,000    Federal National Mortgage Association
                  5.40% 08/5/98 ..............................       9,943,800
   8,000,000    Federal National Mortgage Association
                  5.42% 07/16/98 .............................       7,980,765
   9,300,000    Federal National Mortgage Association
                  5.43% 07/2/98 ..............................       9,297,179
  13,000,000    Federal National Mortgage Association
                  5.44% 07/27/98 .............................      12,947,253
  20,000,000    Federal National Mortgage Association
                  5.44% 07/21/98 .............................      19,936,884
                                                                --------------

TOTAL GOVERNMENT AGENCIES  (Amortized cost $203,918,350) .....     203,881,507
                                                                --------------

COMMERCIAL PAPER--7.73%
  10,000,000    Asset Securitization Cooperative Corporation
                  5.52% 07/09/98 .............................       9,985,800
  25,000,000    Bankers Trust New York Corporation
                  5.48% 07/07/98 .............................      24,971,270
  14,500,000    Corporate Asset Funding Corp, Inc
                  5.51% 08/10/98 .............................       4,407,191
   9,700,000    Goldman Sachs Group, LP
                  5.51% 07/10/98 .............................       9,684,696
  20,000,000    Penny (J.C.) Funding Corporation
                  5.50% 07/13/98 .............................      19,958,978
                                                                --------------

TOTAL COMMERCIAL PAPER  (Amortized cost $79,026,099) .........      79,007,935
                                                                --------------

TOTAL MARKETABLE SECURITIES  (Cost $421,571,596) .............     423,259,249
                                                                --------------

TOTAL INVESTMENTS--100.00%  (Cost $995,884,293) ..............  $1,021,583,427
                                                                ==============
                See notes to consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The TIAA Real Estate Account began operating on July 3, 1995 and interests in the Account were first offered to participants on October 2, 1995.

      Through June 30, 1998, the Account had acquired a total of 37 real estate properties, including twelve office properties, eleven industrial properties, five neighborhood shopping centers and nine apartment complexes. As of June 30, 1998, these properties represented 58.57% of the Account's total investment portfolio.

      The Account purchased three industrial properties during the second quarter of 1998. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

      As of June 30, 1998, the Account also held investments in U.S. government agency securities, representing 19.96% of the portfolio, real estate investment trusts (REITs), representing 12.76% of the portfolio, commercial paper, representing 7.73% of the portfolio and corporate bonds, representing .98% of the portfolio.

      The Account owns a controlling 90% interest in a partnership which owns eight office buildings throughout the U.S. Consistent with generally accepted accounting principles (GAAP), the Account's consolidated financial statements and all financial data discussed in this report reflect 100% of the value of the partnership's assets. The 10% interest of the other partner in the partnership is reflected as a minority interest in the Account's consolidated financial statements.

Results of Operations

Six Months Ended June 30, 1998 Compared to
 Six Months Ended June 30, 1997

      The Account's total net return was 4.18% for the six months ended June 30, 1998 and 3.71% for the same period in 1997. The Account's net investment income, after deduction of all expenses, was $33,166,118 for the six months ended June 30, 1998 and $17,561,848 for the six months ended June 30, 1997, an 89% increase. This increase was the result of a growing base of net assets from June 30, 1997 to June 30, 1998. Net assets increased 69% during that period. In addition, the Account had net realized and unrealized gains on investments of $5,751,177 and $1,853,268 for the six months ended June 30, 1998 and June 30, 1997, respectively. This increase was primarily the result of the net increase in unrealized appreciation of the Account's real estate assets. The Account posted net unrealized gains on its real estate investments of $12,823,405 and $464,811, respectively, in the six months ended June 30, 1998 and June 30, 1997, and net unrealized losses of $7,403,437, and net unrealized gains of $1,300,396, respectively, during the same periods, resulting primarily from fluctuations in market value of the Account's REIT holdings.

      The Account's real estate holdings generated approximately 69% and 59% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 1998 and June 30, 1997, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

      Gross real estate rental income was $37,656,247 for the six months ended June 30, 1998 and $16,328,667 for the same period in 1997. The higher real estate income for the first six months of 1998 was primarily due to the increase in the number of properties owned by the Account from 28 properties as of June 30, 1997 to 37 properties as of June 30, 1998. Interest income on the Account's short- and intermediate- term investments for the six months ended June 30, 1998 and June 30, 1997 totaled $7,225,583 and $6,463,722, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $3,856,819 and $1,311,110, respectively, for the same periods. Shares of REITs totaled 12.8% of the Account investments as of June 30, 1998 and 10.7% as of June 30, 1997. This higher percentage and the general growth in the Account's assets accounted for the increased dividend income for first six months of 1998, as compared with the same period in 1997.

      Total property level expenses for the six months ended June 30, 1998 were $12,474,350, of which $4,346,105 was attributable to real estate taxes and $8,128,245 represented operating expenses. Total property level expenses for the six months ended June 30, 1997 were $5,059,585, of which $1,761,336 was attributable to real estate taxes and $3,298,249 was attributable to operating expenses. The increase in property level expenses during the first six months of 1998 reflected the increased number of properties in the Account.

      The Account also incurred expenses for the six months ended June 30, 1998 and 1997 of $1,522,547 and $660,433, respectively, for investment advisory services, $1,225,605 and $585,398, respectively, for administrative and distribution services and $350,029 and $236,235, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account for the first six months of 1998 over the first six months of 1997.

Three Months Ended June 30, 1998 Compared to
 Three Months Ended June 30, 1997

      The Account's total net return was 2.13% for the three months ended June 30, 1998 and 2.09% for the same period in 1997. The Account's net investment income, after deduction of all expenses, was $18,180,455 for the three months ended June 30, 1998 and $10,168,549 for the three months ended June 30, 1997, a 79% increase. This increase was the result of a growing base of net assets from June 30, 1997 to June 30, 1998. Net assets increased 69% during that period. In addition, the Account had net realized and unrealized gains on investments of $3,107,941 and $1,895,220 for the three months ended June 30, 1998 and June 30, 1997, respectively. This increase was primarily the result of the net increase in unrealized appreciation of the Account's real estate assets. The Account posted net unrealized gains on its real estate investments of $9,181,292 and $355,491, respectively, in the three months ended

June 30, 1998 and June 30, 1997, and net unrealized losses of $6,144,677, and net unrealized gains of $1,489,574, respectively, during the same periods, resulting primarily from fluctuations in market value of the Account's REIT holdings.

      The Account's real estate holdings generated approximately 69% and 68% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 1998 and June 30, 1997, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

      Gross real estate rental income was $20,002,915 for the three months ended June 30, 1998 and $10,999,703 for the same period in 1997. The higher real estate income for the three months ended June 30, 1998 was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended June 30, 1998 and June 30, 1997 totaled $4,007,501 and $2,742,795, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $2,087,297 and $832,381, respectively, for the same periods. This increase was due primarily to the increased level of the Account's investments in REITS for the period.

      Total property level expenses for the three months ended June 30, 1998 were $6,180,130, of which $2,128,003 was attributable to real estate taxes and $4,052,127 represented operating expenses. Total property level expenses for the three months ended June 30, 1997 were $3,549,926, of which $1,189,347 was attributable to real estate taxes and $2,360,579 was attributable to operating expenses. The increase in property level expenses during the three month period ended June 30, 1998 reflected the increased number of properties in the Account.

      The Account also incurred expenses for the three months ended June 30, 1998 and 1997 of $824,282 and $377,163, respectively, for investment advisory services, $718,609 and $319,991, respectively, for administrative and distribution services and $194,237 and $159,250, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended June 30, 1998 over the three months ended June 30, 1997.

Liquidity and Capital Resources

      Since September 16, 1996, TIAA has been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. As of June 30, 1998, the Account had redeemed 837,646 accumulation units at prevailing daily unit values, amounting to $101,002,865 in total redemption payments to TIAA, leaving it holding 162,354 units at June 30, 1998 with a value of $20,685,361. TIAA expects to complete the redemption of its seed money investment sometime in 1998, but, in any event, no later than in the year 2000.

      For the six months ended June 30, 1998 and 1997, the Account received $46,171,227 and $21,358,561, respectively, in premiums and $194,565,164 and
$195,536,495,
respectively, in net participant transfers from other TIAA and CREF accounts. The increase in premium income is primarily due to the growing number of participants in the Account.

      At June 30, 1998 and June 30, 1997, the Account's liquid assets (i.e., its REITs, short- and intermediate-term investments, government securities and cash) had a value of $423,876,467 and $215,172,660, respectively. The REIT holdings at June 30, 1998 and June 30, 1997 were $130,329,477 and $64,776,238, respectively.
We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

          (3)  (A)  Charter of TIAA (as amended) *
               (B)  Bylaws of TIAA (as amended) **

          (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements *
               (B)  Forms of Income-Paying Contracts *

          (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. ***
               (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account *
               (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit
                    (1)) *
          (27) Financial Data Schedule of the Account's Financial Statements for the three months ended June 30, 1998

----------
* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33- 92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-K Annual Report for the year ended December 31, 1996 (File No. 33-92990).

*** - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account's Registration Statement on Form S-1 filed April 29, 1997 (File No. 333- 22809).

     (b)  REPORTS ON 8-K. None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 12, 1998

                                              TIAA REAL ESTATE ACCOUNT

                                              By: TEACHERS INSURANCE AND ANNUITY
                                                  ASSOCIATION OF AMERICA

                                              By: /s/ Peter C. Clapman
                                                  ------------------------------
                                                  Peter C. Clapman
                                                  Senior Vice President and
                                                  Chief Counsel, Investments



DATE: August 12, 1998
                                              By: /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)