Form 10-Q
period 1998-09-30
TIAA REAL ESTATE ACCOUNT
filed 1998-11-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

      Yes [X]                      No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               September 30, 1998

                                                                            Page
                                                                            ----

   Consolidated Statements of Assets and Liabilities......................   3

   Consolidated Statements of Operations..................................   4

   Consolidated Statements of Changes in Net Assets.......................   5

   Consolidated Statements of Cash Flows..................................   6

   Notes to Consolidated Financial Statements.............................   7

   Consolidated Statement of Investments..................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                September 30,       December 31,
                                                                    1998                1997
                                                                --------------      ------------
                                                                 (Unaudited)
ASSETS

 Investments, at value:
 Real estate properties
  (cost: $604,241,994 and $510,096,015) ...................     $  644,366,431      $521,284,091
 Marketable securities
  (cost: $430,119,544 and $270,910,952 ....................        421,674,242       280,002,042

 Cash .....................................................              6,555           407,598

 Other ....................................................         14,235,675        14,067,094
                                                                --------------      ------------
                                               TOTAL ASSETS      1,080,282,903       815,760,825
                                                                --------------      ------------

LIABILITIES

 Payable for securities transactions ......................                 --            10,463

 Accrued real estate property level expenses and taxes ....         10,692,179        10,343,593

 Security deposits held ...................................          1,601,973         1,305,958
                                                                --------------      ------------
                                         TOTAL LIABILITIES          12,294,152        11,660,014
                                                                --------------      ------------

MINORITY INTEREST .........................................         19,637,742        18,282,096
                                                                --------------      ------------

NET ASSETS

 Accumulation Fund ........................................      1,022,468,547       772,059,676

 Annuity Fund .............................................         25,882,462        13,759,039
                                                                --------------      ------------
                                           TOTAL NET ASSETS     $1,048,351,009      $785,818,715
                                                                ==============      ============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 ...          7,867,999         6,313,015
                                                                ==============      ============
NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6 ...........     $       129.95      $     122.30
                                                                ==============      ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                       ----------------------------    ----------------------------
                                                                           1998            1997            1998            1997
                                                                       ------------    ------------    ------------    ------------
INVESTMENT INCOME

  Real estate income, net:

    Rental income ..................................................   $20,564,416     $13,625,915     $58,220,663     $29,954,582
                                                                       -----------     -----------     -----------     -----------

    Real estate property level expenses and taxes:

      Operating expenses ...........................................     4,428,664       2,741,224      12,556,909       6,039,473

      Real estate taxes ............................................     2,440,211       1,121,839       6,786,316       2,883,175
                                                                       -----------     -----------     -----------     -----------


                Total real estate property level expenses and taxes      6,868,875       3,863,063      19,343,225       8,922,648
                                                                       -----------     -----------     -----------     -----------

                                            Real estate income, net     13,695,541       9,762,852      38,877,438      21,031,934

  Interest .........................................................     4,097,962       2,594,221      11,323,545       9,057,943

  Dividends ........................................................     2,256,331       1,328,459       6,113,150       2,639,569
                                                                       -----------     -----------     -----------     -----------

                                                       TOTAL INCOME     20,049,834      13,685,532      56,314,133      32,729,446
                                                                       -----------     -----------     -----------     -----------

  Expenses -- Note 3:

    Investment advisory charges ....................................       827,691         454,451       2,350,238       1,114,884

    Administrative and distribution charges ........................       642,375         352,340       1,867,980         937,738

    Mortality and expense risk charges .............................       181,414         109,859         481,849         290,522

    Liquidity guarantee charges ....................................        19,415          31,989          69,009          87,561
                                                                       -----------     -----------     -----------     -----------

                                                     TOTAL EXPENSES      1,670,895         948,639       4,769,076       2,430,705
                                                                       -----------     -----------     -----------     -----------
                                             INVESTMENT INCOME, NET     18,378,939      12,736,893      51,545,057      30,298,741
                                                                       -----------     -----------     -----------     -----------

REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS

  Net realized gain (loss) on marketable securities ................    (2,736,288)        850,966      (2,405,079)        939,027
                                                                       -----------     -----------     -----------     -----------

  Net change in unrealized appreciation on:

    Real estate properties .........................................    16,112,956       4,037,677      28,936,361       4,502,488

    Marketable securities ..........................................   (10,132,955)      5,844,617     (17,536,392)      7,145,013
                                                                       -----------     -----------     -----------     -----------
                Net change in unrealized appreciation on investments     5,980,001       9,882,294      11,399,969      11,647,501
                                                                       -----------     -----------     -----------     -----------
                     NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS     3,243,713      10,733,260       8,994,890      12,586,528
                                                                       -----------     -----------     -----------     -----------

                           NET INCREASE IN NET ASSETS RESULTING FROM
                                 OPERATIONS BEFORE MINORITY INTEREST    21,622,652      23,470,153      60,539,947      42,885,269

  Minority interest in net increase in net assets
     resulting from operations .....................................    (1,396,577)       (861,322)     (2,972,932)     (1,162,703)
                                                                       -----------     -----------     -----------     -----------
                                          NET INCREASE IN NET ASSETS
                                           RESULTING FROM OPERATIONS   $20,226,075     $22,608,831     $57,567,015     $41,722,566
                                                                       ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
                                                                        1998             1997             1998             1997
                                                                   --------------    ------------    --------------    ------------
FROM OPERATIONS

 Investment income, net .......................................    $   18,378,939    $ 12,736,893    $   51,545,057    $ 30,298,741

 Net realized gain (loss) on marketable securities ............        (2,736,288)        850,966        (2,405,079)        939,027

 Net change in unrealized appreciation on investments .........         5,980,001       9,882,294        11,399,969      11,647,501

 Minority interest in net increase in net assets
   resulting from operations ..................................        (1,396,577)       (861,322)       (2,972,932)     (1,162,703)
                                                                   --------------    ------------    --------------    ------------

                                     NET INCREASE IN NET ASSETS
                                      RESULTING FROM OPERATIONS        20,226,075      22,608,831        57,567,015      41,722,566
                                                                   --------------    ------------    --------------    ------------


FROM PARTICIPANT TRANSACTIONS

 Premiums .....................................................        19,966,212      10,670,779        66,137,439      32,029,340

 TIAA seed money withdrawn -- Note 1 ..........................       (12,511,192)     (5,839,091)      (68,304,733)    (17,133,600)

 Net transfers (to) from TIAA .................................        (1,483,703)     10,312,903        21,100,141      31,511,310

 Net transfers from CREF Accounts .............................        26,228,774      63,135,131       198,210,094     237,473,219

 Annuity and other periodic payments ..........................          (543,326)       (225,881)       (1,495,244)       (570,143)

 Withdrawals ..................................................        (4,440,177)     (1,998,754)      (10,098,269)     (4,834,503)

 Death benefits ...............................................          (450,061)           (400)         (584,149)        (43,386)
                                                                   --------------    ------------    --------------    ------------
                           NET INCREASE IN NET ASSETS RESULTING
                                  FROM PARTICIPANT TRANSACTIONS        26,766,527      76,054,687       204,965,279     278,432,237
                                                                   --------------    ------------    --------------    ------------
                                     NET INCREASE IN NET ASSETS        46,992,602      98,663,518       262,532,294     320,154,803


NET ASSETS

 Beginning of period ..........................................     1,001,358,407     591,186,338       785,818,715     369,695,053
                                                                   --------------    ------------    --------------    ------------

 End of period ................................................    $1,048,351,009    $689,849,856    $1,048,351,009    $689,849,856
                                                                   ==============    ============    ==============    ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                  September 30,
                                                                         -------------------------     ---------------------------
                                                                            1998          1997            1998            1997
                                                                         -----------    ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets resulting from operations .................  $20,226,075   $22,608,831     $ 57,567,015    $ 41,722,566

 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

   Increase in investments ............................................  (44,457,246)  (97,908,370)    (264,754,540)   (336,085,803)

   Decrease (increase) in receivable from securities transactions .....           --      (405,236)              --      47,074,764

   Decrease (increase) in other assets ................................       68,076    (8,695,097)        (168,581)    (21,296,365)

   Increase (decrease) in payable for securities transactions .........   (4,723,995)      224,875          (10,463)    (51,094,744)

   Increase in other liabilities ......................................      466,011     5,034,180          644,601      19,651,962

   Increase in minority interest ......................................    1,043,889       686,502        1,355,646      17,613,643
                                                                         -----------   -----------     ------------    ------------
                                                       NET CASH USED IN
                                                   OPERATING ACTIVITIES  (27,377,190)  (78,454,315)    (205,366,322)   (282,413,977)
                                                                         -----------   -----------     ------------    ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS

 Premiums .............................................................   19,966,212    10,670,779       66,137,439      32,029,340

 TIAA seed money withdrawn -- Note 1 ..................................  (12,511,192)   (5,839,091)     (68,304,733)    (17,133,600)

 Net transfers from TIAA ..............................................   (1,483,703)   10,312,903       21,100,141      31,511,310

 Net transfers from CREF Accounts .....................................   26,228,774    63,135,131      198,210,094     237,473,219

 Annuity and other periodic payments ..................................     (543,326)     (225,881)      (1,495,244)       (570,143)

 Withdrawals ..........................................................   (4,440,177)   (1,998,754)     (10,098,269)     (4,834,503)

 Death benefits .......................................................     (450,061)         (400)        (584,149)        (43,386)
                                                                         -----------   -----------     ------------    ------------
                                                   NET CASH PROVIDED BY
                                               PARTICIPANT TRANSACTIONS   26,766,527    76,054,687      204,965,279     278,432,237
                                                                         -----------   -----------     ------------    ------------
                                                   NET DECREASE IN CASH     (610,663)   (2,399,628)        (401,043)     (3,981,740)

CASH

 Beginning of period ..................................................      617,218     2,399,628          407,598       3,981,740
                                                                         -----------   -----------     ------------    ------------
 End of period ........................................................  $     6,555   $        --     $      6,555    $         --
                                                                         ===========   ===========     ============    ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, LLC, a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 90% interest, began operations in March 1997 and holds eight office buildings throughout the United States. Teachers REA II, Inc., a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly-owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units at a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals are made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At September 30, 1998, TIAA retained 64,501 Accumulation Units, with a total value of $8,382,086.

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

Basis of Presentation: The accompanying consolidated financial statements include the Account, Teachers REA, LLC, Teachers REA II, Inc. and Teachers REA III, LLC, its wholly-owned subsidiaries, and Light Street, in which the Account holds a 90% interest. The 10% minority interest in Light Street is reflected separately in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street. The charges for such services, for the nine months ended September 30, 1998, amounted to $689,749 for investment advisory expenses and $77,307 for administrative expenses which are recorded accordingly in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the nine months ended September 30, 1998 been acquired at the beginning of the period (January 1, 1998), rental income and real estate property level expenses and taxes for the nine months ended September 30, 1998 would have increased by approximately $2,854,000 and $1,156,000, respectively. In addition, interest income for the nine months ended September 30, 1998 would have decreased by approximately $2,224,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 1998 would have been a decrease of approximately $526,000, if the real estate properties acquired during the nine months ended September 30, 1998 had been acquired at the beginning of the period. Several of these properties had little or no rental activity prior to purchase by the Account because they were newly or recently constructed. In such cases, there was little or no net real estate income to offset the proforma decline in interest income, resulting in a net decrease in net investment income from this calculation. This decrease is not indicative of expected future results because all of these properties were substantially rented at the time of purchase.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                   Years Ending
                   December 31,
                   ------------
                   1998                       $ 45,314,000
                   1999                         43,547,000
                   2000                         40,651,000
                   2001                         34,338,000
                   2002                         30,219,000
                   Thereafter                  106,733,000
                                              ------------

                   Total                      $300,802,000
                                              ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                               July 3, 1995
                                                 For the           For the Years Ended       (Commencement of
                                               Nine Months            December 31,            Operations) to
                                                  Ended          -----------------------       December 31,
                                         September 30, 1998 (1)    1997            1996          1995 (1)
                                         ---------------------   --------        --------        --------
                                                (Unaudited)
Per Accumulation Unit Data:
  Rental income ..........................       $  7.885        $  7.288        $  6.012        $  0.159
  Real estate property
    level expenses and taxes .............          2.620           2.218           1.850           0.042
                                                 --------        --------        --------        --------
                   Real estate income, net          5.265           5.070           4.162           0.117
  Dividends and interest .................          2.362           2.709           3.309           2.716
                                                 --------        --------        --------        --------
                              Total income          7.627           7.779           7.471           2.833
  Expenses charges (2) ...................          0.646           0.580           0.635           0.298
                                                 --------        --------        --------        --------
                    Investment income, net          6.981           7.199           6.836           2.535
  Net realized and unrealized
    gain on investments ..................          0.675           3.987           1.709           0.031
                                                 --------        --------        --------        --------
  Net increase in
    Accumulation Unit Value ..............          7.656          11.186           8.545           2.566
  Accumulation Unit Value:
    Beginning of period ..................        122.297         111.111         102.566         100.000
                                                 --------        --------        --------        --------
    End of period ........................       $129.953        $122.297        $111.111        $102.566
                                                 ========        ========        ========        ========

 Total return ............................           6.26%          10.07%           8.33%           2.57%
  Ratios to Average Net Assets:
    Expenses (2) .........................           0.50%           0.58%           0.61%           0.30%
    Investment income, net ...............           5.45%           7.25%           6.57%           2.51%
  Portfolio turnover rate:
    Real estate properties ...............              0%              0%              0%              0%
    Securities ...........................          16.64%           7.67%          15.04%              0%
  Thousands of Accumulation Units
    outstanding at end of period .........          7,868           6,313           3,296           1,172

(1) The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 1998 would be $3.266 ($2.798 and $2.485 for the years ended December 31, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 1998 would be 2.55% (2.82% and 2.39% for the years ended December 31, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                      Nine Months       Year
                                                        Ended          Ended
                                                     September 30,  December 31,
                                                         1998           1997
                                                       ---------      ---------
                                                      (Unaudited)
Accumulation Units:
  Credited for premiums ............................     526,530        448,822
  Credited for transfers, net of disbursements and
     amounts applied to the Annuity Fund ...........   1,028,454      2,568,407

  Outstanding:
     Beginning of period ...........................   6,313,015      3,295,786
                                                       ---------      ---------
     End of period .................................   7,867,999      6,313,015
                                                       =========      =========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 1998, the Account had three outstanding commitments to purchase real estate properties totaling approximately $42.5 million. Of that amount, two purchases of real estate properties totaling approximately $31.5 million were closed in October 1998.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                               September 30, 1998


REAL ESTATE PROPERTIES--60.44%
    Location                   Description                            Value
    --------                   -----------                            -----
Arizona:
     Phoenix               Office building.....................   $12,398,045
California:
     Sacramento            Office building.....................    29,574,048(2)
     San Diego             Industrial building.................    12,400,000
     Westlake Village      Apartments..........................    14,509,855
Colorado:
     Boulder               Industrial building.................    11,500,000
     Douglas County        Apartments..........................    28,500,000
     Littleton             Apartments..........................    19,500,000
Florida:
     Coral Springs         Industrial building.................     6,200,000
     Ocoee                 Shopping center.....................     7,185,459
     Orlando               Apartments..........................    14,300,000
     Seminole County       Apartments..........................    28,063,107
     Sunrise               Office building.....................    13,850,000
     West Palm Beach       Apartments..........................    16,000,000
Georgia:
     Atlanta               Apartments..........................    16,800,713
Illinois:
     Bolingbrook           Industrial building.................     7,222,421
     Glendale Heights      Industrial building.................    15,279,508
     Joliet                Industrial building.................     9,325,422
     Oakbrook Terrace      Office building.....................    52,100,970(2)
     Rolling Meadows       Shopping center.....................    12,650,000
     Rosemont              Office building.....................    40,000,000
Iowa:
     Urbandale             Industrial building.................    14,106,885
Maryland:
     Aberdeen              Industrial building.................    29,350,000
     Hunt Valley           Office building.....................    27,246,622(2)
Massachusetts:
     Newton                Office building.....................    19,600,000(2)
Minnesota:
     Eagan                 Industrial building.................     6,100,000
     Fridley               Industrial building.................     4,300,000
New Jersey:
     Piscataway            Office building.....................    15,500,000
North Carolina:
     Raleigh               Shopping center.....................     7,500,000
     Raleigh               Shopping center.....................     7,198,762
Ohio:
     Blue Ash              Office building.....................    11,405,014(2)
Oregon:
     Lake Oswego           Office building.....................    18,736,501(2)
Pennsylvania:
     Lafayette Hill        Apartments..........................    22,606,417
Texas:
     El Paso               Industrial building.................     4,800,000(1)
     El Paso               Apartments..........................     9,400,000
     Plano                 Apartments..........................    29,200,000
Utah:
     Salt Lake City        Office building.....................     8,840,436(2)

Virginia:
     Arlington              Office building....................     $ 28,516,246(2)
     Woodbridge             Shopping center....................       12,600,000
                                                                    ------------
     TOTAL REAL ESTATE PROPERTIES     (Cost $604,241,994)......       44,366,431
                                                                    ------------

(1) Leasehold interest only.
(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.

MARKETABLE SECURITIES--39.56%

  Shares                              Issuer                             Value
  ------                              ------                             -----
REAL ESTATE INVESTMENT TRUSTS--11.24%

    89,900     AMB Property Corporation Series A ..................    2,112,650
   200,000     Archstone Communities Tr (Series C) Pf .............    4,950,000
   104,513     Avalon Bay Communities, Inc. .......................    3,559,974
    30,000     Avalon Bay Communities, Inc. Pfd Series F ..........      757,500
   170,000     Bradley Real Estate, Inc. ..........................    3,570,000
   235,000     Brandywine Realty Trust ............................    4,494,375
    40,000     Cabot Industrial Trust .............................      845,000
    80,000     Camden Property Trust ..............................    2,235,000
   200,000     Carramerica Realty Corporation, Pfd Series B .......    4,762,500
    70,000     Centerpoint Properties Corp. .......................    2,537,500
    95,000     Colonial Properties Trust ..........................    2,689,687
   260,000     Cornerstone Properties, Inc. .......................    3,932,500
   125,000     Corporate Office Properties Trust, Inc. ............      992,187
    90,000     Developers Diversified Realty ......................    2,126,250
   140,000     Equity Office Properties Trust .....................    3,430,000
   200,000     Equity Office Properties Trust Pfd Series A ........    5,100,000
   130,000     Equity Residential Properties Trust ................    5,484,375
   100,000     Equity Residential Properties Trust, Pfd Series G ..    2,281,250
    77,966     Excel Legacy Corporate .............................      226,589
    25,000     Federal Realty Investment Trust Pfd. ...............      606,250
   100,000     First Industrial Realty Trust, Inc. Pfd ............    2,500,000
   100,000     Gables Residential Trust, Pfd Series A .............    2,425,000
    80,000     Hospitality Properties Trust .......................    2,380,000
    50,000     Irvine Apartment Communities, Inc. .................    1,343,750
   100,000     Lasalle Hotel Properties ...........................    1,300,000
    90,000     Macerich Company ...................................    2,418,750
   100,000     Merry Land & Investment Pfd Series E ...............    2,287,500
    69,559     New Plan Excel Realty Trust ........................    1,621,594
   105,001     Patriot American Hospitality, Inc. .................    1,338,763
   100,000     Post Properties, Inc. ..............................    3,856,250
    19,900     Prologis Trust-Pfd Series A ........................      501,231
   130,000     Public Storage, Inc. ...............................    3,485,625
    20,000     Rouse Company ......................................      538,750
   205,000     Simon Debartolo Group, Inc. ........................    6,098,750
   100,000     Spieker Properties, Inc. ...........................    3,675,000
   110,000     Starwood Hotels & Resorts Trust ....................    3,355,000
    85,000     Storage USA, Inc. ..................................    2,943,125
   150,000     Taubman Centers, Inc. ..............................    2,100,000
    35,000     Taubman Centers, Inc Pfd Series A ..................      774,375
    53,300     Tower Realty Trust, Inc. ...........................    1,059,338
   121,000     Trinet Corporate Realty Trust, Inc. ................    3,947,625
    26,000     Trinet Corporate Realty Trust, Inc., Pfd Series B ..      643,500
   100,000     United Dominion Realty Trust, Inc. .................    2,537,500
   105,000     Urban Shopping Centers, Inc. .......................    3,451,875
    50,000     Vornado Realty Trust, Pfd Series A .................    2,475,000
   135,000     Weeks Corp. ........................................    4,033,125
                                                                     -----------
TOTAL REAL ESTATE INVESTMENT TRUSTS     (Cost $128,162,095)........  119,785,013
                                                                     -----------

CORPORATE BONDS-- 0.57%
Principal          Issuer, Coupon and Maturity Date
---------          --------------------------------
$ 3,000,000        International Paper
                    6.87% 06/17/99 ..............................  $   3,032,280
  3,000,000        Pepsico, Inc.
                    7.625% 11/01/98 .............................      3,005,670
                                                                   -------------
TOTAL CORPORATE BONDS     (Cost $6,116,430)......................      6,037,950
                                                                   -------------


GOVERNMENT AGENCIES--13.12%
Principal          Issuer, Coupon and Maturity Date                     Value
---------          --------------------------------                     -----
 44,400,000        Federal Home Loan Bank
                    5.25% 10/1/98 ...............................     44,393,340
 14,790,000        Federal Home Loan Mortgage Corporation
                    5.44% 10/6/98 ...............................     14,777,306
 24,560,000        Federal Home Loan Mortgage Corporation
                    5.44% 10/15/98 ..............................     24,507,606
 10,000,000        Federal National Mortgage Association
                    5.40% 10/7/98 ...............................      9,989,986
 10,000,000        Federal National Mortgage Association
                    5.42% 10/14/98 ..............................      9,980,089
 23,600,000        Federal National Mortgage Association
                    5.42% 11/3/98 ...............................     23,487,442
 12,800,000        Federal National Mortgage Association
                    5.40% 11/20/98 ..............................     12,708,426
                                                                  --------------

TOTAL GOVERNMENT AGENCIES     (Amortized cost $139,845,042) .....    139,844,195
                                                                  --------------


COMMERCIAL PAPER--14.63%
 16,850,000        American Express Credit Corporation
                    5.50 10/6/98 ................................     16,833,627
 15,900,000        Caterpillar Financial Service Corporation
                    5.45% 02/12/99 ..............................     15,595,316
 13,395,000        Ciesco LP
                    5.50% 10/14/98 ..............................     13,367,392
 17,575,000        Corporate Asset Funding Corporation, Inc.
                    5.50% 10/9/98 ...............................     17,551,713
 15,000,000        Delaware Funding Corporation
                    5.47% 10/26/98 ..............................     14,942,909
  9,000,000        Dupont (E.I.) De Nemours & Company
                    5.51% 10/9/98 ...............................      8,988,075
 10,000,000        Eastman Kodak Company
                    5.50% 10/22/98 ..............................      9,967,794
 10,000,000        Ford Motor Credit Company
                    5.22% 12/18/98 ..............................      9,886,767
  1,290,000        National Rural Utilities
                    5.33% 12/7/98 ...............................      1,277,330
 20,000,000        Park Avenue Receivables Corporation
                    5.55% 10/27/98 ..............................     19,920,950
 13,865,000        Walt Disney Company
                    5.23% 12/18/98 ..............................     13,708,002
 14,000,000        Xerox Capital (Europe) Plc
                    5.53% 10/16/98 ..............................     13,967,209
                                                                  --------------

TOTAL COMMERCIAL PAPER    (Amortized cost $155,995,977) .........    156,007,084
                                                                  --------------

TOTAL MARKETABLE SECURITIES   (Cost $430,119,544)................    421,674,242
                                                                  --------------

TOTAL INVESTMENTS--100.00%     (Cost $1,034,361,538)............. $1,066,040,673
                                                                  ==============

See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      The TIAA Real Estate Account began operating on July 3, 1995 and interests in the Account were first offered to participants on October 2, 1995.

      Through September 30, 1998, the Account had acquired a total of 38 real estate properties, including twelve office properties, eleven industrial properties, five neighborhood shopping enters and ten apartment complexes. As of September 30, 1998, these properties represented 60.44% of the Account's total investment portfolio.

      The Account purchased one apartment property during the third quarter of 1998 and has purchased two additional apartment properties since the end of the quarter. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

      As of September 30, 1998, the Account also held commercial paper, representing 14.63% of the portfolio, investments in U.S. government agencies, representing 13.12% of the portfolio, real estate investment trusts (REITs), representing 11.24% of the portfolio, and corporate bonds, representing .57% of the portfolio.

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

Results of Operations-Nine Months Ended September 30, 1998 Compared to
 Nine Months Ended September 30, 1997

      The Account's total net return was 6.26% for the nine months ended September 30, 1998 and 7.38% for the same period in 1997. This decline was due to the reduced amount of realized and unrealized gains on investments during the 1998 period. The Account's net investment income, after deduction of all expenses, was $51,545,057 for the nine months ended September 30, 1998 and $30,298,741 for the same period in 1997, a 70% increase. This increase was primarily the result of a 52% increase in net assets from September 30, 1997 to September 30, 1998. The Account had net realized and unrealized gains on investments of $8,994,890 and $12,586,528 for the nine months ended September 30, 1998 and 1997, respectively. This decrease was primarily the result of price declines of the Account's REITs which diminished the unrealized appreciation on the Account's real estate properties. While the Account posted net unrealized gains on its real estate investments of $28,936,361 and $4,502,488, respectively, in the first nine months ended September 30, 1998 and 1997, it posted net unrealized losses on its marketable securities of $17,536,392 for the 1998 period versus net unrealized gains of $7,145,013 for the 1997 period, resulting primarily from fluctuations in market value of the Account's REIT holdings.

      The Account's real estate holdings generated approximately 69% and 64% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 1998 and September 30, 1997, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

      Gross real estate rental income was $58,220,663 for the nine months ended September 30, 1998 and $29,954,582 for the same period in 1997. This increase was primarily due to the increase in the number of properties owned by the Account from 28 properties as of September 30, 1997 to 38 properties as of September 30, 1998. Interest income on the Account's short- and intermediate-term investments for the nine months ended September 30, 1998 and 1997 totaled $11,323,545 and $9,057,943, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $6,113,150 and $2,639,569, respectively, for the same periods. Shares of REITs totaled 11.24% of the Account investments as of September 30, 1998 and 13.90% as of September 30, 1997. The general growth in the Account's assets accounted for the increased dividend income for first nine months of 1998, as compared with the same period in 1997.

      Total property level expenses for the nine months ended September 30, 1998 were $19,343,225, of which $6,786,316 was attributable to real estate taxes and $12,556,909 represented operating expenses. Total property level expenses for the nine months ended September 30, 1997 were $8,922,648, of which $2,883,175 was attributable to real estate taxes and $6,039,473 was attributable to operating expenses. The increase in property level expenses during the first nine months of 1998 reflected the increased number of properties in the Account.

      The Account also incurred expenses for the nine months ended September 30, 1998 and 1997 of $2,350,238 and $1,114,884, respectively, for investment advisory services, $1,867,980 and $937,738, respectively, for administrative and distribution services and $550,858 and $378,083, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account for the first nine months of 1998 over the first nine months of 1997.

Three Months Ended September 30, 1998 Compared to
 Three Months Ended September 30, 1997

      The Account's total net return was 2.00% for the three months ended September 30, 1998 and 3.54% for the same period in 1997. This decline was attributable to the reduced amount of realized and unrealized gains on investments for the period. The Account's net investment income, after deduction of all expenses, was $18,378,939 for the three months ended September 30, 1998 and $12,736,893 for the same period in 1997, a 44% increase. This increase was the result of the growing base of net assets from September 30, 1997 to

September 30, 1998. The Account had net realized and unrealized gains on investments of $3,243,713 and $10,733,260 for the three months ended September 30, 1998 and 1997, respectively. This decrease was primarily the result of the net realized and unrealized losses of the Account's marketable securities. While the Account posted net unrealized gains on its real estate investments of $16,112,956 and $4,037,677, respectively, in the three months ended September 30, 1998 and 1997, it posted net unrealized losses on its marketable securities for the 1998 period of $10,132,955 versus net unrealized gains of $5,844,617 for the 1997 period, resulting primarily from fluctuations in market value of the Account's REIT holdings.

      The Account's real estate holdings generated approximately 68% and 71% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 1998 and September 30, 1997, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

      Gross real estate rental income was $20,564,416 for the three months ended September 30, 1998 and $13,625,915 for the same period in 1997. The higher real estate income for the 1998 period was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended September 30, 1998 and 1997 totaled $4,097,962 and $2,594,221, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $ 2,256,331 and $1,328,459, respectively, for the same periods. This increase was primarily due to the general growth in the Account's assets for the period.

      Total property level expenses for the three months ended September 30, 1998 were $6,868,875, of which $2,440,221 was attributable to real estate taxes and $4,428,664 represented operating expenses. Total property level expenses for the three months ended September 30, 1997 were $3,863,063, of which $1,121,839 was attributable to real estate taxes and $2,741,224 was attributable to operating expenses. The increase in property level expenses during the three month period ended September 30, 1998 reflected the increased number of properties in the Account.

      The Account also incurred expenses for the three months ended September 30, 1998 and 1997 of $827,691 and $454,451, respectively, for investment advisory services, $642,375 and $352,340, respectively, for administrative and distribution services and $200,829 and $141,848, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended September 30, 1998 over the three months ended September 30, 1997.

Liquidity and Capital Resources

      Since September 16, 1996, TIAA has been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. As of September 30, 1998, the

Account had redeemed 935,499 accumulation units at prevailing daily unit values, amounting to $ 113,514,057 in total redemption payments to TIAA, leaving it holding 64,501 units at September 30, 1998 with a value of $8,382,086. TIAA expects to complete the redemption of its seed money investment by November 1998.

      For the nine months ended September 30, 1998 and 1997, the Account received $66,137,439 and $32,029,340, respectively, in premiums and $219,310,235 and $268,984,529, respectively, in net participant transfers from other TIAA and CREF accounts. The increase in premium income is primarily due to the growing number of participants in the Account.

      At September 30, 1998 and 1997, the Account's liquid assets (i.e., its REITs, short- and intermediate-term investments, government securities and cash) had a value of $421,680,797 and $305,841,926 respectively. The REIT holdings at September 30, 1998 and 1997 were $119,785,013 and $97,869,963, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

      If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

Year 2000 Issues

      Many computer software systems in use today cannot recognize the year 2000 and may revert to 1900 or some other date because of the way in which dates were encoded and calculated. The Account could be adversely affected if its computer systems, its property computer systems, or those of its external service providers do not properly process and calculate date-related information and data on and after January 1, 2000. We have been actively working on necessary changes to affected computer systems to prepare for the Year 2000 and have also obtained reasonable assurances from our service providers that they are taking comparable steps with respect to their computer systems. However, the steps we are taking do not guarantee complete success or eliminate the possibility that interaction with outside computer systems may have an adverse impact on the Account.

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

          (27) Financial Data Schedule of the Account's Financial Statements for the three months ended September 30, 1998

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


DATE: November 12, 1998
                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                                ASSOCIATION OF AMERICA

                                            By: /s/ Peter C. Clapman
                                                --------------------------------
                                                Peter C. Clapman
                                                Senior Vice President and
                                                Chief Counsel, Investments



DATE: November 12, 1998
                                            By: /s/ Richard L. Gibbs
                                                --------------------------------
                                                Richard L. Gibbs
                                                Executive Vice President
                                                (Principal Accounting Officer)