Form 10-Q/A
period 1998-09-30
TIAA REAL ESTATE ACCOUNT
filed 1998-11-20
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q/A


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

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
                               September 30, 1998


REAL ESTATE PROPERTIES--60.44%
    Location                   Description                            Value
    --------                   -----------                            -----
Arizona:
     Phoenix               Office building.....................   $12,398,045
California:
     Sacramento            Office building.....................    29,574,048(2)
     San Diego             Industrial building.................    12,400,000
     Westlake Village      Apartments..........................    14,509,855
Colorado:
     Boulder               Industrial building.................    11,500,000
     Douglas County        Apartments..........................    28,500,000
     Littleton             Apartments..........................    19,500,000
Florida:
     Coral Springs         Industrial building.................     6,200,000
     Ocoee                 Shopping center.....................     7,185,459
     Orlando               Apartments..........................    14,300,000
     Seminole County       Apartments..........................    28,063,107
     Sunrise               Office building.....................    13,850,000
     West Palm Beach       Apartments..........................    16,000,000
Georgia:
     Atlanta               Apartments..........................    16,800,713
Illinois:
     Bolingbrook           Industrial building.................     7,222,421
     Glendale Heights      Industrial building.................    15,279,508
     Joliet                Industrial building.................     9,325,422
     Oakbrook Terrace      Office building.....................    52,100,970(2)
     Rolling Meadows       Shopping center.....................    12,650,000
     Rosemont              Office building.....................    40,000,000
Iowa:
     Urbandale             Industrial building.................    14,106,885
Maryland:
     Aberdeen              Industrial building.................    29,350,000
     Hunt Valley           Office building.....................    27,246,622(2)
Massachusetts:
     Newton                Office building.....................    19,600,000(2)
Minnesota:
     Eagan                 Industrial building.................     6,100,000
     Fridley               Industrial building.................     4,300,000
New Jersey:
     Piscataway            Office building.....................    15,500,000
North Carolina:
     Raleigh               Shopping center.....................     7,500,000
     Raleigh               Shopping center.....................     7,198,762
Ohio:
     Blue Ash              Office building.....................    11,405,014(2)
Oregon:
     Lake Oswego           Office building.....................    18,736,501(2)
Pennsylvania:
     Lafayette Hill        Apartments..........................    22,606,417
Texas:
     El Paso               Industrial building.................     4,800,000(1)
     El Paso               Apartments..........................     9,400,000
     Plano                 Apartments..........................    29,200,000
Utah:
     Salt Lake City        Office building.....................     8,840,436(2)

Virginia:
     Arlington              Office building....................     $ 28,516,246(2)
     Woodbridge             Shopping center....................       12,600,000
                                                                    ------------
     TOTAL REAL ESTATE PROPERTIES     (Cost $604,241,994)......      644,366,431
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



DATE: November 20, 1998

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




DATE: November 20, 1998

                                            By: /s/ Richard L. Gibbs
                                                --------------------------------
                                                Richard L. Gibbs
                                                Executive Vice President
                                                (Principal Accounting Officer)