Form 10-K405
period 1998-12-31
TIAA REAL ESTATE ACCOUNT
filed 1999-03-26
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

                         YES _X_             NO ____

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

         Investment Objective. The Real Estate Account seeks favorable long term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account also will invest in publicly-traded securities and other investments that are easily converted to cash to make redemptions, purchase or improve properties or cover other expenses.

         Investment Strategy. The Account seeks to invest between 70 percent to 95 percent of its assets directly in real estate or real estate-related investments. The Account's principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments, through joint ventures, real estate partnerships or real estate investment trusts (REITs). To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that primarily own or manage real estate), and collateralized mortgage obligations (CMOs).

         The Account will invest the remaining portion of its assets in government and corporate debt securities, money market instruments and other cash equivalents, and, at times, stock of companies that don't primarily own or manage real estate. In some circumstances, the Account can increase the portion of its assets invested in debt securities or money market instruments. This could happen if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, or the Account anticipates a need to have more cash available.

         The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors. Through December 31, 1998, the Account had 76.7 percent of its assets invested in real estate and real estate-related investments (including REITs).

         Net Assets and Portfolio Investments. As of December 31, 1998, the Account's net assets totalled $1,196,366,887. Through December 31, 1998, the Account had acquired a total of 46 real estate properties, including 12 office properties, 16 industrial properties, 5 neighborhood shopping enters and 13 apartment complexes. As of December 31, 1998, these properties represented 67.71% of the Account's total investment portfolio. As of that date, the Account also held investments in U.S. government agencies, representing 13.97% of the portfolio, commercial paper, representing 9.09% of the portfolio, real estate investment trusts (REITs), representing 8.98% of the portfolio, and corporate bonds, representing .25% of the portfolio.

         Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA's Board of Trustees and Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA, provide all portfolio accounting, custodial, distribution, administrative and related services for the Account at cost.

ITEM 2. PROPERTIES.

         Set forth below is general information about each of the Account's portfolio properties, as of December 31, 1998.

                                                                                                        Annual Avg.
                                                                                Rentable                  Base Rent
                                                        Year      Year           Area        Percent    per Leased         Market
Property                          Location              Built     Purchased    (sq. ft.)     Leased      Sq. Ft.(1)       Value(2)
--------                          --------              -----     ---------    ---------    --------  ---------------     --------
OFFICE PROPERTIES
Parkview Plaza(3)                 Oakbrook, IL          1990      1997           263,912       100%       $18.82        $ 52,106,591
Columbia Centre III               Rosemont, IL          1989      1997           238,941        99%       $19.30        $ 41,000,000
Metro Center Office Park(3)(4)    Sacramento, CA        1986      1997           257,989        96%       $16.24        $ 30,056,741
Fairgate at Ballston(3)           Arlington, VA         1988      1997           143,564       100%       $19.55        $ 28,725,524
Longview Executive Park(3)        Hunt Valley, MD       1988      1997           257,944        98%       $10.79        $ 27,400,000
Two Newton Place(3)               Newton, MA            1987      1997           108,819       100%       $18.35        $ 19,600,000
Five Centerpointe(3)              Lake Oswego, OR       1988      1997           113,910        98%       $19.19        $ 18,703,502
371 Hoes Lane                     Piscataway, NJ        1986      1997           136,088       100%       $15.70        $ 15,614,856
Corporate Center at Sawgrass      Sunrise, FL           1997      1997            91,113       100%       $16.26        $ 14,000,000
Southbank Building                Phoenix, AZ           1995      1996           122,535       100%       $ 9.36        $ 13,000,000
Northmark Business Center(3)      Blue Ash, OH          1985      1997           106,552       100%       $12.17        $ 12,632,603
USF&G Building(3)                 Salt Lake City, UT    1988      1997            66,526        87%       $19.26        $  8,800,224
                                                                               ---------                                ------------
Subtotal--Office Properties                                                    1,907,893                                $281,640,041
INDUSTRIAL PROPERTIES
IDI California Portfolio                                                                                                $ 35,668,791
 Timberland Building              Ontario, CA           1998      1998           414,435       100%       $ 3.52                  --
 Park Mira Loma West              Mira Loma, CA         1998      1998           557,500       100%(5)    $ 3.18                  --
Saks Distribution Facility        Aberdeen, MD          1997      1997           470,707       100%(5)    $ 5.61        $ 29,900,000
Park West Int'l Industrial Pk                                                                                           $ 24,651,154
 Building C                       Hebron, KY            1998      1998           520,000       100%       $ 2.90                  --
 Buidling D                       Hebron, KY            1998      1998           184,800       100%       $ 2.99                  --
Ontario Portfolio                                                                                                       $ 24,433,584
 5200 Airport Drive               Ontario, CA           1997      1998           404,500       100%       $ 3.48                  --
 1200 S. Etiwanda Ave.            Ontario, CA           1998      1998           223,170       100%       $ 3.36                  --


Glen Pointe Business Park                                                                                               $ 15,400,000
 Building V                       Chicago, IL           1997      1998           117,600       100%       $ 5.89              --
 Building VII                     Chicago, IL           1997      1998            92,543       100%       $ 7.23              --
Interstate Acres                  Urbandale, IA         1981-88   1997           440,000        97%       $ 3.18        $ 14,369,742
Eastgate Distribution Center      San Diego, CA         1996      1997           200,000       100%       $ 5.43        $ 12,700,000
Arapahoe Park E.                  Boulder, CO           1979-82   1996           129,425       100%       $ 9.13        $ 11,500,000
UPS Distribution Facility         Fernley, NV           1998      1998           256,000       100%       $ 3.17        $ 10,989,393
Woodcreek Business Park           Chicago, IL           1995      1998           149,907       100%(5)    $ 4.32        $  6,800,000
Rockrun Business Park             Chicago, IL           1998      1998           258,000       100%       $ 2.89        $  9,325,000
FedEx Distribution Facility       Crofton, MD           1998      1998           111,193       100%       $ 5.64        $  7,828,025
Westinghouse                      Coral Springs, FL     1997      1997            75,630       100%       $ 7.29        $  6,200,000
Interstate Crossing               Eagan, MN             1995      1996           131,380       100%       $ 4.90        $  6,361,020
Butterfield Industrial Park       El Paso, TX           1980-81   1995           183,510       100%       $ 3.62        $  4,850,000
River Road Distribution Center    Fridley, MN           1995      1995           100,584       100%       $ 5.97        $  4,200,000
                                                                               ---------                               -------------
Subtotal--Industrial Properties                                                5,020,884                                $225,176,709

RETAIL PROPERTIES
Rolling Meadows                   Rolling Meadows, IL   1957(6)   1997           131,070        92%       $10.09        $ 12,650,000
River Oaks                        Woodbridge, VA        1995      1996            90,885        92%       $14.37        $ 12,600,000
Lynnwood Collection               Raleigh, NC           1988      1996            86,362       100%       $ 9.11        $  7,500,000
Millbrook Collection              Raleigh, NC           1988      1996           102,221        95%       $ 7.88        $  7,300,000
Plantation Grove                  Ocoee, FL             1995      1995            73,655        96%       $ 9.73        $  7,200,000
                                                                               ---------                                ------------
Subtotal--Retail Properties                                                      484,193                                 $47,250,000
                                                                               ---------                                ------------
Subtotal--Commercial Properties                                                7,412,970                                $554,066,750
RESIDENTIAL PROPERTIES(7)
Bay Court at Harbour Pointe       Mulkiteo, WA          1991      1998               NA         91%          NA         $ 35,164,373
The Legends at Chase Oaks         Plano, TX             1997      1998               NA         90%          NA         $ 29,200,000
Lodge at Willow Creek             Douglas County, CO    1997      1997               NA         96%          NA         $ 28,500,000
Golfview Apartments               Lake Mary, FL         1998      1998               NA         89%          NA         $ 28,010,000
Lincoln Woods                     Lafayette Hill, PA    1991      1997               NA         95%          NA         $ 22,700,000
Monte Vista                       Littleton, CO         1995      1996               NA         90%          NA         $ 19,500,000
Indian Creek Apartments           Farmington Hills, MI  1988      1998               NA         88%          NA         $ 17,003,388
Brixworth                         Atlanta, GA           1989      1995               NA         98%          NA         $ 16,800,000
Royal St. George                  W. Palm Beach, FL     1995      1996               NA         98%          NA         $ 16,500,000
Westcreek                         Westlake Village, CA  1988      1997               NA         99%          NA         $ 14,554,494
Bent Tree Apartments              Columbus, OH          1987      1998               NA         85%          NA         $ 14,412,235
The Greens at Metrowest           Orlando, FL           1990      1995               NA         93%          NA         $ 14,300,000
The Crest at Shadow Mt.           El Paso, TX           1992      1997               NA         94%          NA         $  9,500,000
                                                                                                                        ------------
Subtotal--Residential Properties                                                     NA                                 $266,144,490
                                                                               ---------                                ------------
Total--All Properties                                                          7,412,970                                $820,211,240


(1) Based on total rent (excluding tenant payments for real estate taxes and operating expenses) on leases existing at December 31, 1998.

(2) Market value reflects the value determined in accordance with the procedures described in the Account's prospectus. The values shown here assume the Account owns 100% of the properties, including those held jointly.

(3) Purchased through Light Street Partners, L.P., a partnership with Pegasus Partners, Inc., a subsidiary of USF&G Corporation.

(4) Light Street Partners, L.P. sold the Metro Center on January 29, 1999 for a purchase price of $31,750,000.

(5)   A portion of the property is under master lease.

(6)   Renovated in 1991 and 1995.

(7) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.

Commercial (Non-Residential) Properties

          In General. Through the end of 1998, the Account held 33 commercial (non-residential) properties in its portfolio. None of these properties is subject to a mortgage, and although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

          Through the end of 1998, the Account's office property portfolio consisted of 12 suburban office properties located in metropolitan areas throughout the United States. The office properties together are approximately 98 percent leased to 135 tenants. The Account has a 90 percent interest in eight of the office properties, which are held in a partnership with Pegasus Partners, Inc., a wholly-owned subsidiary of USF&G Corporation. (One of these office properties was sold in 1999.) USF&G Realty Advisors, Inc. provides real estate advisory services to the partnership and assists in the overall management of those properties. The partnership has recently notified USF&G Realty Advisors, Inc. that it is exercising its right to terminate without cause its advisory arrangement with the partnership as of April 30, 1999.

          Through the end of 1998, the Account's industrial property portfolio consisted of 16 properties used primarily for warehousing, distribution, or light manufacturing activities. The Account's industrial properties together are 100 percent leased to 55 tenants.

          The Account's retail property portfolio consisted of five neighborhood shopping centers, each of which is anchored by a supermarket tenant through the end of 1998. These retail properties together are approximately 95 percent leased to 74 tenants.

Residential Properties

          The Account's residential property portfolio currently consists of 13 first class or luxury multi-family garden apartment complexes. None of the properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

              In the table below you will find more detailed information regarding the apartment complexes in the Account's portfolio as of December 31, 1998.

====================================================================================================================================
                                                                                    Average             Avg. Rent
                                                                 Number            Unit Size            Per Unit/            Percent
         Property                        Location               of Units         (Square Feet)          Per Month             Leased
------------------------------------------------------------------------------------------------------------------------------------
Bay Court at Harbour Pointe       Mulkiteo, WA                     420                 970               $  861                 91%
The Legends at Chase Oaks         Plano, TX                        346                 972               $ 1010                 90%
Lodge at Willow Creek             Douglas County, CO               316                1001               $  964                 96%
Golfview Apartments               Lake Mary, FLA                   276                1089               $ 1018                 89%
Lincoln Woods                     Lafayette Hill, PA               216                 773               $ 1090                 95%
Monte Vista                       Littleton, CO                    219                 888               $  998                 92%
Indian Creek Apartments           Farmington Hills, MI             196                1139               $  940                 88%
Brixworth                         Atlanta, GA                      271                 718               $  809                 98%
Royal St. George                  West Palm Beach, FL              224                 870               $  846                 98%
Westcreek                         Westlake Village, CA             126                 948               $ 1180                 98%
Bent Tree Apartments              Columbus, OH                     256                 928               $  685                 85%
The Greens at Metrowest           Orlando, FL                      200                 920               $  855                 90%
The Crest at Shadow Mt.           El Paso, TX                      232                 837               $  627                 96%

====================================================================================================================================

Recent Property Purchases and Sales

          On January 29, 1999, the Metro Center office property, which the Account held in partnership with USF&G, was sold for a purchase price of $31,750,000.

          On February 23, 1999, the Account purchased the Biltmore Commerce Center, an office building located in Phoenix, Arizona, for a purchase price of approximately $37,250,000.

ITEM 3. LEGAL PROCEEDINGS.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
        STOCKHOLDER MATTERS.

      (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 1998 to December 31, 1998, the high and low accumulation unit values for the Account were $132.1715 and $122.2813, respectively.

      (b) Approximate Number of Holders. The number of contractowners at February 28, 1999 was 99,846.

      (c) Dividends. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

          The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.

                                                                                                                     July 3, 1995
                                                                                                                     (commencement
                                                     Year Ended           Year Ended             Year Ended        of operations) to
                                                    December 31,         December 31,           December 31,          December 31,
                                                        1998                 1997                   1996                  1995
                                                        ----                 ----                   ----                  ----
Investment income:
   Real estate income, net:
     Rental income...........................    $   81,009,203          $ 44,342,342           $ 10,951,183          $    165,762
                                                 --------------          ------------           ------------          ------------
     Real estate property level
      expenses and taxes:
       Operating expenses....................        17,339,706             9,024,240              2,116,334                29,173
       Real estate taxes.....................         9,103,637             4,472,311              1,254,163                14,659
                                                 --------------          ------------           ------------          ------------
          Total real estate property
          level expenses and taxes                   26,443,343            13,496,551              3,370,497                43,832
                                                 --------------          ------------           ------------          ------------
          Real estate income, net                    54,565,860            30,845,791              7,580,686               121,930
   Dividends and interest....................        23,943,728            16,486,279              6,027,486             2,828,900
                                                 --------------          ------------           ------------          ------------
       Total investment income                   $   78,509,588          $ 47,332,070           $ 13,608,172          $  2,950,830
                                                 ==============          ============           ============          ============

Net realized and unrealized
 gain on investments.........................    $    7,864,659          $ 18,147,053           $  3,330,539          $     35,603
                                                 ==============          ============           ============          ============
Net increase in net assets
 resulting from operations...................    $   76,611,662          $ 60,071,400           $ 15,782,915          $  2,676,000
                                                 ==============          ============           ============          ============
Net increase in net assets
 resulting from participant
 transactions................................    $  333,936,510          $356,052,262           $233,653,793          $117,582,345
                                                 ==============          ============           ============          ============
Net increase in net assets...................    $  410,548,172          $416,123,662           $249,436,708          $120,258,345
                                                 ==============          ============           ============          ============


                                                   December 31,           December 31,           December 31,         December 31,
                                                      1998                   1997                   1996                  1995
                                                      ----                   ----                   ----                  ----
Total assets.................................    $1,229,603,431          $815,760,825           $426,372,007          $143,177,421
                                                 ==============          ============           ============          ============
Total liabilities and minority interest......    $   33,236,544          $ 29,942,110           $ 56,676,954          $ 22,919,076
                                                 ==============          ============           ============          ============
Total net assets............................     $1,196,366,887          $785,818,715           $369,695,053          $120,258,345
                                                 ==============          ============           ============          ============
Accumulation units outstanding...............         8,833,911             6,313,015              3,295,786             1,172,498
                                                      =========             =========              =========             =========
Accumulation unit value......................           $132.17               $122.30                $111.11               $102.57
                                                        =======               =======                =======               =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S
                    FINANCIAL CONDITION AND OPERATING RESULTS


          The TIAA Real Estate Account began operating on July 3, 1995 and interests in the Account were first offered to participants on October 2, 1995. In a significant achievement for its short existence, the Account passed the $1 billion mark in net assets during 1998.

          Through December 31, 1998, the Account had acquired a total of 46 real estate properties, including 12 office properties, 16 industrial properties, 5 neighborhood shopping enters and 13 apartment complexes. As of December 31, 1998, these properties represented 67.71% of the Account's total investment portfolio.

          The Account purchased 8 industrial properties and 5 apartment properties during 1998. The Account has sold one office property and purchased one additional office property since the beginning of 1999. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

          As of December 31, 1998, the Account also held investments in U.S. government agencies, representing 13.97% of the portfolio, commercial paper, representing 9.09% of the portfolio, real estate investment trusts (REITs), representing 8.98% of the portfolio, and corporate bonds, representing .25% of the portfolio.

          The Account owns a controlling 90% interest in a partnership which owns office buildings throughout the U.S. Consistent with generally accepted accounting principles (GAAP), the Account's consolidated financial statements and all financial data discussed in this report reflect 100% of the value of the partnership's assets. The 10% interest of the other partner in the partnership is reflected as a minority interest in the Account's consolidated financial statements.

Results of Operations

Year Ended December 31, 1998 Compared to
 Year Ended December 31, 1997

          The Account's total net return was 8.07% for the year ended December 31, 1998 and 10.07% for 1997. This decline was primarily due to the decline in value of the Account's REIT holdings. The Account's net investment income, after deduction of all expenses, was $72,234,994 for the year ended December 31, 1998 and $43,805,525 for the year ended December 31, 1997, a 65% increase. This increase was the result of a 52% increase in net assets and an increase in the Account's real estate holdings from December 31, 1997 to December 31, 1998. The Account had net realized and unrealized gains on investments of $7,864,659 and $18,147,053 for the year ended December 31, 1998 and December 31, 1997, respectively. This decrease was primarily the result of the decline in price of the Account's REITs and other marketable securities, as well as the losses incurred from the sale of certain of those investments. These realized and unrealized losses on marketable securities diminished the increase in unrealized appreciation on the Account's real estate properties, which was $33,221,281 in 1998 compared with $10,234,316 in 1997. That increase was the result of the increased values assigned to many of the properties after periodic revaluations from internal or independent appraisals.

          The Account's real estate holdings generated approximately 70% and 65% of the Account's total investment income (before deducting Account level expenses) during the year ended December 31, 1998 and December 31, 1997, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

          Gross real estate rental income was $81,009,203 for the year ended December 31, 1998 and $44,342,342 for the same period in 1997. This increase was primarily due to the increase in the number of properties owned by the Account -- from 33 properties at the end of 1997 to 46 properties at the end of 1998. Interest and dividend income on the Account's marketable securities investments increased from $16,486,279 for 1997 to $23,943,728 for 1998. This increase was due to the fact that the actual amount of money the Account had invested in marketable securities went up as the Account's net asset base grew.

            Total property level expenses for the year ended December 31, 1998 were $26,443,343 of which $17,339,706 was attributable to operating expenses and $9,103,637 was attributable to real estate taxes. Total property level expenses for the year ended December 31, 1997 were $13,496,551, of which $9,024,240 represented operating expenses and $4,472,311 was attributable to real estate taxes. The increase in property level expenses during 1998 reflected the increased number of properties in the Account.

          The Account also incurred expenses for the year ended December 31, 1998 and 1997 of $2,999,113 and $1,647,689, respectively, for investment advisory services, $2,498,376 and $1,368,501, respectively, for administrative and distribution services, and $777,105 and $510,355, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for 1998 over 1997.

Year Ended December 31, 1997 Compared to
 Year Ended December 31, 1996

          The Account's total net return was 10.07% for the year ended December 31, 1997 and 8.33% for 1996. The Account's net investment income, after deduction of all expenses, was $43,805,525 for the year ended December 31, 1997 and $12,452,376 for the year ended December 31, 1996, a 252% increase. This increase was the result of a growing base of net assets, which increased 113% from December 31, 1996 to December 31, 1997, and a greater concentration of real estate holdings during the period. In addition, the Account had net realized and unrealized gains on investments of $18,147,053 and $3,330,539 for the year ended December 31, 1997 and December 31, 1996, respectively. This increase was primarily the result of the net increase in unrealized appreciation of $10,234,316 of the Account's properties the real estate assets and $6,836,012 of the Account's marketable securities. These increases reflect the increased value assigned to many of the properties from periodic revaluations and the increase in the value of REITs and other marketable securities during the year.

          The Account's real estate holdings generated approximately 65% and 56% of the Account's total investment income (before deducting Account level expenses) during the year ended December 31, 1997 and December 31, 1996, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

          Gross real estate rental income was $44,342,342 for the year ended December 31, 1997 and $10,951,183 for 1996. This increase was primarily due to the increase in the number of properties owned by the Account -- from 13 properties at the end of 1996 to 33 properties at the end of 1997. Interest and dividend income on the Account's marketable securities investments increased from $6,027,486 for 1996 to $16,486,279 for 1997. This increase in interest and dividend income was due primarily to the increased size of the Account's marketable securities holdings (REITs in particular) and the general growth of the Account's assets. Notably, shares of REITs represented 4.95% of the Account's investments at the end of 1996 and 13.64% of the Account investments at the end of 1997.

          Total property level expenses for the year ended December 31, 1997 were $13,496,551, of which $9,024,240 represented operating expenses and $4,472,311 was attributable to real estate taxes. Total property level expenses for the year ended December 31, 1996 were $3,370,497 of which $2,116,334 represented operating expenses and $1,254,163 was attributable to real estate taxes. The increase in property level expenses during 1997 reflected the increased number of properties in the Account.

          The Account also incurred expenses for the year ended December 31, 1997 and 1996 of $1,647,689 and $642,042, respectively, for investment advisory services, $1,368,501 and $437,894, respectively, for administrative and distribution services and $510,355 and $75,860, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for 1997 over 1996.


Liquidity and Capital Resources

          Since September 16, 1996, TIAA had been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. By December 31, 1998, the Account had redeemed its entire seed money investment.

          The Account earned $72,234,994 in net investment income in 1998 and $43,805,525 in 1997. During 1998 the Account received $91,248,578 in premiums and $337,568,064 in net participant transfers from other TIAA and CREF accounts, while in 1997 the Account received $52,344,830 in premiums and $351,174,584 in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $259,746,550 and $377,086,027 were purchased during 1998 and 1997, respectively. At the end of 1998 the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $391,605,900, while at the end of 1997 those assets were valued at $280,409,640. We anticipate that much of the Account's liquid assets as of December 31, 1998, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

          If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

          The Account spent approximately $5,426,497 in 1998 for capital (long-term) expenses, including ongoing tenant improvements and leasing commissions at the commercial properties which related to the renewal of existing tenants or re-leasing of space to new tenants during the normal course of business. The Account expects to increase this level of spending as the portfolio of commercial properties grows and new tenants are attracted to lease space in the buildings. For the apartment complexes, the Account expects to incur only routine recurring costs, e.g., painting and carpet cleaning and minor replacements to re-lease apartments that become vacant.

Effects of Inflation

          In recent years, inflation has been modest. To the extent that inflation may increase property operating expenses in the future, we anticipate that increases will generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, to the extent there is unrented space in a property, the Account may not be able to recover the full amount of such increases in operating expenses.

Year 2000 Issues

          TIAA and the Account depend on the smooth functioning of computer systems to operate. The Account, the Account's properties, and participant services could be affected if TIAA's computer systems, the Account's property computer systems, or those of its external service providers fail or incorrectly process or calculate date-related information on or after January 1, 2000.

          TIAA is dedicated to providing uninterrupted, high-quality service before, during, and after the Year 2000. To achieve this goal, we have developed and have been actively carrying out an extensive Year 2000 plan to remediate, test and certify all internal computer systems, and to verify, to the extent possible, that external service providers will be ready for the Year 2000. We currently expect to complete Year 2000 testing and initial certification of our internal corporate systems by mid-1999. We are also in the process of testing the critical interfaces we have with our major service providers, vendors, and suppliers. In particular, TIAA has been actively working with all those responsible for property computer systems, i.e., management companies and certain tenants, to assure that they have developed and are implementing plans to remediate and test property systems in a timely manner. In addition, we are making contingency plans intended to lessen the effect unexpected systems failures (internal and external) may have on operations.

          While we have taken steps we believe reasonably address the Year 2000 problem, we can't guarantee complete success or eliminate the possibility that interaction with outside computer systems could affect Account operations. If the systems the Account relies upon do fail or produce faulty data, there could be delays in properly processing transactions, or we may be unable temporarily to engage in normal business activities. Also, the Account's performance could be affected if the properties, companies or government entities in which the Account invests are negatively affected by the Year 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----
Report of Management Responsibility......................................... 13
Report of Independent Auditors.............................................. 14

Audited Consolidated Financial Statements:

   Consolidated Statements of Assets and Liabilities........................ 15
   Consolidated Statements of Operations.................................... 16
   Consolidated Statements of Changes in Net Assets......................... 17
   Consolidated Statements of Cash Flows.................................... 18
   Notes to Consolidated Financial Statements............................... 19
   Consolidated Statement of Investments.................................... 24

Schedule III - Real Estate Owned............................................ 28

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information is included in the financial statements and notes thereto.

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

The accompanying financial statements have been audited by the independent auditing firm of Ernst & Young LLP. The independent auditors' report, which appears on the following page, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing.



                                                         /s/John H. Biggs
                                                    ----------------------------
                                                       Chairman, President and
                                                       Chief Executive Officer



                                                        /s/Richard L. Gibbs
                                                    ----------------------------
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




                         REPORT OF INDEPENDENT AUDITORS



To the Participants of the TIAA Real Estate Account and the
 Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities, including the statement of investments, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in net assets and cash flows for the two years then ended. We have also audited the financial statement schedule listed on the Index as Item 8. These consolidated financial statements and financial statement schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements for 1996 were audited by other auditors whose report dated February 6, 1997 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 1998, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Account as of December 31, 1998 and 1997, the results of its operations and the changes in its net assets and its cash flows for the two years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young

February 5, 1999


       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                            December 31,           December 31,
                                                                                                1998                   1997
                                                                                            --------------          ------------
ASSETS
 Investments, at value:
    Real estate properties
     (cost: $775,801,883 and $510,096,015)..........................................          $820,211,240          $521,284,091
    Marketable securities
     (cost: $402,041,089 and $270,910,952)..........................................           391,033,557           280,002,042
 Cash...............................................................................               572,343               407,598
 Other..............................................................................            17,786,291            14,067,094
                                                                                            --------------          ------------
                                                                        TOTAL ASSETS         1,229,603,431           815,760,825
                                                                                            --------------          ------------

LIABILITIES
 Payable for securities transactions................................................                    --                10,463
 Accrued real estate property level expenses and taxes..............................            11,432,529            10,343,593
 Security deposits held.............................................................             1,890,423             1,305,958
                                                                                            --------------          ------------
                                                                   TOTAL LIABILITIES            13,322,952            11,660,014
                                                                                            --------------          ------------

MINORITY INTEREST                                                                               19,913,592            18,282,096
                                                                                            --------------          ------------

NET ASSETS
 Accumulation Fund..................................................................         1,167,591,317           772,059,676
 Annuity Fund.......................................................................            28,775,570            13,759,039
                                                                                            --------------          ------------
                                                                    TOTAL NET ASSETS        $1,196,366,887          $785,818,715
                                                                                            ==============          ============

THOUSANDS OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7..........................             8,833,911             6,313,015
                                                                                                 =========             =========
NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6.....................................               $132.17               $122.30
                                                                                                   =======               =======

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                             1998                1997               1996
                                                                         ------------        ------------        -----------
INVESTMENT INCOME
  Real estate income, net:
    Rental income .................................................      $ 81,009,203        $ 44,342,342        $10,951,183
                                                                         ------------        ------------        -----------
    Real estate property level expenses and taxes:
      Operating expenses ..........................................        17,339,706           9,024,240          2,116,334
      Real estate taxes ...........................................         9,103,637           4,472,311          1,254,163
                                                                         ------------        ------------        -----------
                Total real estate property level expenses and taxes        26,443,343          13,496,551          3,370,497
                                                                         ------------        ------------        -----------
                                            Real estate income, net        54,565,860          30,845,791          7,580,686
  Interest ........................................................        15,588,829          12,079,600          5,570,907
  Dividends .......................................................         8,354,899           4,406,679            456,579
                                                                         ------------        ------------        -----------
                                                       TOTAL INCOME        78,509,588          47,332,070         13,608,172
                                                                         ------------        ------------        -----------
  Expenses -- Note 3:
    Investment advisory charges ...................................         2,999,113           1,647,689            642,042
    Administrative and distribution charges .......................         2,498,376           1,368,501            437,894
    Mortality and expense risk charges ............................           675,450             400,925             70,535
    Liquidity guarantee charges ...................................           101,655             109,430              5,325
                                                                         ------------        ------------        -----------
                                                     TOTAL EXPENSES         6,274,594           3,526,545          1,155,796
                                                                         ------------        ------------        -----------
                                             INVESTMENT INCOME, NET        72,234,994          43,805,525         12,452,376
                                                                         ------------        ------------        -----------

REALIZED AND UNREALIZED
 GAIN ON INVESTMENTS
  Net realized gain (loss) on marketable securities ...............        (5,258,000)          1,076,725            141,439
                                                                         ------------        ------------        -----------
  Net change in unrealized appreciation on:
    Real estate properties ........................................        33,221,281          10,234,316            953,760
    Marketable securities .........................................       (20,098,622)          6,836,012          2,235,340
                                                                         ------------        ------------        -----------
               Net change in unrealized appreciation on investments        13,122,659          17,070,328          3,189,100
                                                                         ------------        ------------        -----------
                    NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS         7,864,659          18,147,053          3,330,539
                                                                         ------------        ------------        -----------
                          NET INCREASE IN NET ASSETS RESULTING FROM
                                OPERATIONS BEFORE MINORITY INTEREST        80,099,653          61,952,578         15,782,915

  Minority interest in net increase in net assets
     resulting from operations ....................................        (3,487,991)         (1,881,178)                --
                                                                         ------------        ------------        -----------
                                         NET INCREASE IN NET ASSETS
                                          RESULTING FROM OPERATIONS      $ 76,611,662        $ 60,071,400        $15,782,915
                                                                         ============        ============        ===========

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                   Years Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1998                 1997                 1996
                                                                 ---------------        -------------        -------------
FROM OPERATIONS
 Investment income, net ....................................     $    72,234,994        $  43,805,525        $  12,452,376
 Net realized gain (loss) on marketable securities .........          (5,258,000)           1,076,725              141,439

 Net change in unrealized appreciation on investments ......          13,122,659           17,070,328            3,189,100
 Minority interest in net increase in net assets
   resulting from operations ...............................          (3,487,991)          (1,881,178)                  --
                                                                 ---------------        -------------        -------------
                                  NET INCREASE IN NET ASSETS
                                   RESULTING FROM OPERATIONS          76,611,662           60,071,400           15,782,915
                                                                 ---------------        -------------        -------------

 Premiums ..................................................          91,248,578           52,344,830            9,665,306
 TIAA seed money withdrawn -- Note 1 .......................         (76,666,109)         (37,915,190)          (7,294,134)
 Net participant transfers from TIAA - General Account .....          26,568,616           43,681,385           19,203,309
 Net participant transfers from CREF Accounts ..............         310,999,448          307,493,199          213,306,573
 Annuity and other periodic payments .......................          (3,209,761)          (1,499,054)            (336,103)
 Withdrawals ...............................................         (14,195,234)          (7,696,711)            (864,480)
 Death benefits ............................................            (809,028)            (356,197)             (26,678)
                                                                 ---------------        -------------        -------------
                   NET INCREASE IN NET ASSETS RESULTING FROM
                                    PARTICIPANT TRANSACTIONS         333,936,510          356,052,262          233,653,793
                                                                 ---------------        -------------        -------------

                                  NET INCREASE IN NET ASSETS         410,548,172          416,123,662          249,436,708

NET ASSETS
 Beginning of year .........................................         785,818,715          369,695,053          120,258,345
                                                                 ---------------        -------------        -------------
 End of year ...............................................     $ 1,196,366,887        $ 785,818,715        $ 369,695,053
                                                                 ===============        =============        =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                        1998             1997             1996
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations .....................         $  76,611,662    $  60,071,400    $  15,782,915
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments ................................................          (409,958,664)    (433,355,406)    (249,948,493)
   Decrease (increase) in receivable from securities transactions .........                    --       47,480,000      (24,330,000)
   Increase in other assets ...............................................            (3,719,197)      (7,087,554)      (5,331,140)
   Increase (decrease) in payable for securities transactions .............               (10,463)     (51,344,156)      28,566,584
   Increase in accrued real estate property level expenses and taxes ......             1,088,936        5,021,258        5,191,294
   Increase in security deposits held .....................................               584,465        1,305,958               --
   Increase in minority interest ..........................................             1,631,496       18,282,096               --
                                                                                    -------------    -------------    -------------
                                                           NET CASH USED IN
                                                       OPERATING ACTIVITIES          (333,771,765)    (359,626,404)    (230,068,840)
                                                                                    -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums .................................................................            91,248,578       52,344,830        9,665,306
 TIAA seed money withdrawn -- Note 1 ......................................           (76,666,109)     (37,915,190)      (7,294,134)
 Net participant transfers from TIAA - General Account ....................            26,568,616       43,681,385       19,203,309
 Net participant transfers from CREF Accounts .............................           310,999,448      307,493,199      213,306,573
 Annuity and other periodic payments ......................................            (3,209,761)      (1,499,054)        (336,103)
 Withdrawals ..............................................................           (14,195,234)      (7,696,711)        (864,480)
 Death benefits ...........................................................              (809,028)        (356,197)         (26,678)
                                                                                    -------------    -------------    -------------
                                                       NET CASH PROVIDED BY
                                                   PARTICIPANT TRANSACTIONS           333,936,510      356,052,262      233,653,793
                                                                                    -------------    -------------    -------------

                                            NET INCREASE (DECREASE) IN CASH               164,745       (3,574,142)       3,584,953

CASH
 Beginning of year ........................................................               407,598        3,981,740          396,787
                                                                                    -------------    -------------    -------------
 End of year ..............................................................         $     572,343    $     407,598    $   3,981,740
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

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units share in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units at a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals were made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At December 31, 1997, TIAA retained 610,864 Accumulation Units, with a total value of $74,706,529. At December 31, 1998, all of TIAA's Accumulation Units have been withdrawn.

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

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street. The charges for such services, for the year ended December 31, 1998 amounted to $855,810 ($507,829 in 1997) for investment advisory expenses and $102,953 ($0 for 1997) for administrative expenses which are recorded accordingly in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the year ended December 31, 1998 been acquired at the beginning of the period (January 1, 1998), rental income and real estate property level expenses and taxes for the year ended December 31, 1998 would have increased by approximately $14,134,000 and $4,182,000 respectively. In addition, interest income for the year ended December 31, 1998 would have decreased by approximately $10,059,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 1998 would have been a decrease of approximately $107,000, if the real estate properties acquired during the year ended December 31, 1998 had been acquired at the beginning of the period. Several of these properties had little or no rental activity prior to purchase by the Account because they were newly or recently constructed. In such cases, there was little or no net real estate income to offset the proforma decline in interest income, resulting in a net decrease in net investment income from this calculation. This decrease is not indicative of expected future results because all of these properties were substantially rented at the time of purchase.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                      Years Ending
                      December 31,
                      ------------
                      1999                     $ 52,909,000
                      2000                       50,213,000
                      2001                       44,308,000
                      2002                       40,265,000
                      2003                       32,737,000
                      Thereafter                113,865,000
                                               ------------

                      Total                    $334,297,000
                                               ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                                              July 3, 1995
                                                                                                              (Commencement
                                                                        For the Years Ended                 of Operations) to
                                                                           December 31,                        December 31,
                                                           --------------------------------------------        ----------
                                                              1998             1997             1996               1995 (1)
                                                           ----------       ----------       ----------         ----------
Per Accumulation Unit Data:
 Rental income ...................................         $   10.425       $    7.288       $    6.012         $    0.159
 Real estate property
   level expenses and taxes ......................              3.403            2.218            1.850              0.042
                                                           ----------       ----------       ----------         ----------
                          Real estate income, net               7.022            5.070            4.162              0.117
 Dividends and interest ..........................              3.082            2.709            3.309              2.716
                                                           ----------       ----------       ----------         ----------
                                      Total income             10.104            7.779            7.471              2.833
 Expense charges (2) .............................              0.808            0.580            0.635              0.298
                                                           ----------       ----------       ----------         ----------
                            Investment income, net              9.296            7.199            6.836              2.535
 Net realized and unrealized
   gain on investments ...........................               .579            3.987            1.709              0.031
                                                           ----------       ----------       ----------         ----------
 Net increase in
   Accumulation Unit Value .......................              9.875           11.186            8.545              2.566
 Accumulation Unit Value:
   Beginning of period ...........................            122.297          111.111          102.566            100.000
                                                           ----------       ----------       ----------         ----------
   End of period .................................         $  132.172       $  122.297       $  111.111         $  102.566
                                                           ==========       ==========       ==========         ==========

Total return .....................................               8.07%           10.07%            8.33%              2.57%
Ratios to Average Net Assets:
   Expenses (2) ..................................               0.64%            0.58%            0.61%              0.30%
   Investment income, net ........................               7.34%            7.25%            6.57%              2.51%
Portfolio turnover rate:
   Real estate properties ........................                  0%               0%               0%                 0%
   Securities ....................................              24.54%            7.67%           15.04%                 0%
Thousands of Accumulation Units
   outstanding at end of period ..................              8,834            6,313            3,296              1,172


(1)   The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 1998 would be $4.211 ($2.798 and $2.485 for the years ended December 31, 1997 and 1996 respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the year ended December 31, 1998 would be 3.32% (2.82% and 2.39% for the years ended December 31, 1997 and 1996 respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                          ---------------------------------------------------
                                                                            1998                 1997                 1996
                                                                          ---------            ---------            ---------
Accumulation Units:
  Credited for premiums .............................................       511,462              448,822               89,841
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund .............................     2,009,434            2,568,407            2,033,447
  Outstanding:
    Beginning of year ...............................................     6,313,015            3,295,786            1,172,498
                                                                          ---------            ---------            ---------
    End of year .....................................................     8,833,911            6,313,015            3,295,786
                                                                          =========            =========            =========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 1998, the Account had an outstanding commitment to purchase one real estate property totaling approximately $37.3 million, and an outstanding commitment to sell one real estate property totaling approximately $31.8 million. The sale transaction was closed in January, 1999.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                December 31, 1998

REAL ESTATE PROPERTIES--67.71%
Location / Description                                               Value
----------------------                                               -----
Arizona:
     Southbank Building - Office building ...................    $ 13,000,000
California:
     IDI California Portfolio - Industrial building .........      35,668,791
     Ontario Industrial Property - Industrial building ......      24,433,584
     Metro Center Office Park - Office building .............      30,056,741(2)
     Eastgate Distribution Center - Industrial building .....      12,700,000
     Westcreek - Apartments .................................      14,554,494
Colorado:
     Araphoe Park East - Industrial building ................      11,500,000
     Lodge at Willow Creek - Apartments .....................      28,500,000
     Monte Vista - Apartments ...............................      19,500,000
Florida:
     Westinghouse - Industrial building .....................       6,200,000
     Plantation Grove - Shopping center .....................       7,200,000
     The Greens at Metrowest - Apartments ...................      14,300,000
     Golfview - Apartments ..................................      28,010,000
     Corporate Center at Sawgrass - Office building .........      14,000,000
     Royal St. George - Apartments ..........................      16,500,000
Georgia:
     Brixworth - Apartments .................................      16,800,000
Illinois:
     Woodcreek Business Park - Industrial building ..........       6,800,000
     Glenpointe Business park - Industrial building .........      15,400,000
     Rockrun Business Park - Industrial building ............       9,325,000
     Parkview Plaza - Office building .......................      52,106,591(2)
     Rolling Meadows - Shopping center ......................      12,650,000
     Columbia Center III - Office building ..................      41,000,000
Kentucky:
     IDI Kentucky Portfolio - Industrial building ...........      24,651,154
Iowa:
     Interstate Acres - Industrial building .................      14,369,742
Maryland:
     Saks Distribution Center - Industrial building .........      29,900,000
     Fedex Distribution Facility - Industrial building ......       7,828,025
     Longview Executive Park - Office building ..............      27,400,000(2)
Massachusetts:
     Two Newton Center - Office building ....................      19,600,000(2)
Michigan:
     Indian Creek - Apartments ..............................      17,003,388
Minnesota:
     Interstate Crossing - Industrial building ..............       6,361,020
     River Road Distribution Center - Industrial building ...       4,200,000
New Jersey:
     371 Hoes Lane - Office building ........................      15,614,856
Nevada:
     UPS Distribution Facility - Industrial building ........      10,989,393
North Carolina:
     Lynwood Collection - Shopping center ...................       7,500,000
     Millbrook Collection - Shopping center .................       7,300,000

Ohio:
     Northmark Business Center - Office building ............    $ 12,632,603(2)
     Bent Tree - Apartments .................................      14,412,235
Oregon:
     Five Centerpointe - Office building ....................      18,703,502(2)
Pennsylvania:
     Lincoln Woods - Apartments .............................      22,700,000
Texas:
     Butterfield Industrial Park - Industrial building ......       4,850,000(1)
     The Crest at Shadow Mountain - Apartments ..............       9,500,000
    The Legends at Chase Oaks - Apartments ..................      29,200,000
Utah:
     USF&G Building - Office building .......................       8,800,224(2)
Virginia:
     Fairgate at Ballston - Office building .................      28,725,524(2)
     River Oaks - Shopping center ...........................      12,600,000
Washington:
     The Bay Court at Harbour Pointe - Apartments ...........      35,164,373
                                                                 ------------
    TOTAL REAL ESTATE PROPERTIES (Cost $775,801,883) ........     820,211,240
                                                                 ------------

(1) Leasehold interest only.

(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.


MARKETABLE SECURITIES--32.29%

REAL ESTATE INVESTMENT TRUSTS--8.98%
  Shares     Issuer                                                      Value
  ------     ------                                                      -----
    89,900   AMB Property Corporation Series A ....................    2,225,025
   200,000   Archstone Communities Tr (Series C) Pf ...............    5,100,000
    60,000   Avalon Bay Communities, Inc. .........................    2,055,000
    30,000   Avalon Bay Communities, Inc. Pfd Series F ............      759,375
   170,000   Bradley Real Estate, Inc. ............................    3,485,000
   235,000   Brandywine Realty Trust ..............................    4,200,625
    80,000   Camden Property Trust ................................    2,080,000
   200,000   Carramerica Realty Corporation, Pfd Series B .........    4,500,000
    60,000   Centerpoint Properties Corp. .........................    2,028,750
    95,000   Colonial Properties Trust ............................    2,529,375
   260,000   Cornerstone Properties, Inc. .........................    4,062,500
   125,000   Corporate Office Properties Trust, Inc. ..............      890,625
    90,000   Developers Diversified Realty ........................    2,126,250
   140,000   Equity Office Properties Trust .......................    3,360,000
   200,000   Equity Office Properties Trust Pfd Series A ..........    5,100,000
   130,000   Equity Residential Properties Trust ..................    5,256,875
   100,000   Equity Residential Properties Trust, Pfd Series G ....    2,050,000
   100,000   Equity Residential Properties Trust, Pfd Series L ....    2,206,250
    77,966   Excel Legacy Corporate ...............................      311,864
    25,000   Federal Realty Investment Trust Pfd. .................      598,438
   100,000   First Industrial Realty Trust, Inc. Pfd ..............    2,406,250
   100,000   Gables Residential Trust, Pfd Series A ...............    2,318,750
    80,000   Hospitality Properties Trust .........................    1,930,000
    68,000   Lasalle Hotel Properties .............................      705,500
    95,000   Macerich Company .....................................    2,434,375
    69,559   New Plan Excel Realty Trust ..........................    1,543,340
   100,000   Post Properties, Inc. ................................    3,843,750
    19,900   Prologis Trust-Pfd Series A ..........................      506,206
   130,000   Public Storage, Inc. .................................    3,518,125
    20,000   Rouse Company ........................................      550,000
   210,000   Simon Debartolo Group, Inc. ..........................    5,985,000

  Shares     Issuer                                                      Value
  ------     ------                                                      -----
   100,000   Spieker Properties, Inc. ............................. $  3,462,500
    80,000   Starwood Hotels & Resorts Trust ......................    1,815,000
    85,000   Storage USA, Inc. ....................................    2,746,563
   150,000   Taubman Centers, Inc. ................................    2,062,500
    35,000   Taubman Centers, Inc Pfd Series A ....................      770,000
    40,000   Tower Realty Trust, Inc. .............................      805,000
   132,000   Trinet Corporate Realty Trust, Inc. ..................    3,531,000
    26,000   Trinet Corporate Realty Trust, Inc., Pfd Series B ....      611,000
   100,000   United Dominion Realty Trust, Inc. ...................    2,537,500
   106,000   Urban Shopping Centers, Inc. .........................    3,471,500
    50,000   Vornado Realty Trust, Pfd Series A ...................    2,425,000
   135,000   Weeks Corp. ..........................................    3,805,312
                                                                    ------------

  TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $119,704,512) .........  108,710,123
                                                                    ------------


CORPORATE BONDS-- 0.25%
Principal    Issuer, Coupon and Maturity Date
---------    --------------------------------
$3,000,000   International Paper
              6.87% 06/17/99 ......................................    3,021,660
                                                                   -------------

  TOTAL CORPORATE BONDS (Cost $3,040,800) .........................    3,021,660
                                                                   -------------


GOVERNMENT AGENCIES--13.97%
Principal    Issuer, Coupon and Maturity Date                          Value
---------    --------------------------------                          -----
10,546,000   Federal Home Loan Banks
              5.00% 01/8/99 .......................................   10,535,220
73,420,000   Federal Home Loan Mortgage Corporation
              4.25% 01/4/99 .......................................   73,383,290
22,555,000   Federal Home Loan Mortgage Corporation
              5.01% 01/22/99 ......................................   22,490,905
36,000,000   Federal National Mortgage Association
              5.05% 01/7/99 .......................................   35,968,500
26,945,000   Federal National Mortgage Association
              5.00% 02/9/99 .......................................   26,803,690
                                                                    ------------

  TOTAL GOVERNMENT AGENCIES (Amortized cost $169,187,575) .........  169,181,605
                                                                    ------------


COMMERCIAL PAPER--9.09%
Principal    Issuer, Coupon and Maturity Date                          Value
---------    --------------------------------                          -----
15,900,000   Caterpillar Financial Service Corporation
              5.45% 02/12/99 ......................................   15,806,560
15,000,000   Ciesco LP
              5.15% 02/12/99 ......................................   14,911,850
20,000,000   Corporate Asset Funding Corporation, Inc.
              5.35% 01/14/99 ......................................   19,961,112
17,000,000   General Electric Capital Corporation
              5.32% 01/19/99 ......................................   16,955,856
 8,335,000   Mccormick & Company Incorporated
              5.12% 01/5/99 .......................................    8,329,096
 2,200,000   Park Avenue Receivables Corporation
              5.45% 01/28/99 ......................................    2,191,581
13,455,000   Park Avenue Receivables Corporation
              5.60% 01/15/99 ......................................   13,427,417
15,000,000   Penny Funding Corporation
              5.15% 01/27/99 ......................................   14,944,650

Principal    Issuer, Coupon and Maturity Date                        Value
---------    --------------------------------                        -----
$  600,000   SC Johnson & Son Incorporated
              5.10% 01/22/99 .................................... $      598,196
 3,000,000   SC Johnson & Son Incorporated
              5.23% 01/15/99 ....................................      2,993,851
                                                                   -------------

  TOTAL COMMERCIAL PAPER (Amortized cost $110,108,202) ..........    110,120,169
                                                                   -------------

  TOTAL MARKETABLE SECURITIES (Cost $402,041,089) ...............    391,033,557
                                                                   -------------

  TOTAL INVESTMENTS--100.00% (Cost $1,177,842,972) .............. $1,211,244,797
                                                                  ==============


                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                        Schedule III - Real Estate Owned
                                December 31, 1998

                                                                   Costs Capitalized
                                                                     Subsequent to
                                                                      Acquisition
                                                     Initial cost      (Including          Value at            Year
                                           Encum-     to Acquire    Unrealized Gains     December 31,      Construction      Date
          Description                     brances      Property        and Losses)          1998             Completed     Acquired
------------------------------            -------    ------------  -----------------     -----------       ------------   ----------
River Road Distribution Center              $-0-      $ 4,166,787      $    33,213       $ 4,200,000            1995       11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest                      -0-       12,490,895        1,809,105        14,300,000            1990       12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park                  -0-        4,431,166          418,834         4,850,000            1981       12/22/95
Industrial Building
El Paso, Texas (1)

Brixworth Apartments                         -0-       15,574,647        1,225,353        16,800,000            1989       12/28/95
Apartments
Atlanta, Georgia

Plantation Grove Shopping Center             -0-        7,326,170         (126,170)        7,200,000            1995       12/28/95
Shopping Center
Ocoee, Florida

Southbank Business Park                      -0-       10,069,898        2,930,102        13,000,000            1995       02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection                         -0-        6,774,711          525,289         7,300,000            1988       03/29/96
Shopping Center
Raleigh, North Carolina

                                                                     Costs Capitalized
                                                                       Subsequent to
                                                                        Acquisition
                                                      Initial cost       (Including        Value at            Year
                                            Encum-     to Acquire     Unrealized Gains    December 31,     Construction       Date
         Description                       brances      Property         and Losses)         1998            Completed      Acquired
------------------------------------       -------    ------------   -----------------    -----------      ------------     --------
Lynnwood Collection                         $-0-       $6,708,120       $  791,880       $ 7,500,000            1988        03/29/96
Shopping Center
Raleigh, North Carolina

Monte Vista Apartments                       -0-       17,664,247        1,835,753        19,500,000            1995        06/21/96
Apartments
Littleton, Colorado

River Oaks Shopping Center                   -0-       13,036,153         (436,153)       12,600,000            1995        07/12/96
Shopping Center
Woodbridge, Virginia

Arapahoe Park East                           -0-        9,920,680        1,579,320        11,500,000            1982        10/31/96
Industrial Building
Boulder, Colorado

Royal St. George Apartments                  -0-       16,072,275          427,725        16,500,000            1995        12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                          -0-        6,485,249         (124,229)        6,361,020            1995        12/31/96
Industrial Building

Eagan, Minnesota

West Creek Apartments                        -0-       13,488,279        1,066,215        14,554,494            1988        01/02/97
Apartments
Westlake Village, California

Interstate Acres                             -0-       13,610,294          759,448        14,369,742            1988        01/24/97
Industrial Building
Urbandale, Iowa

                                                                     Costs Capitalized
                                                                       Subsequent to
                                                                        Acquisition
                                                      Initial cost       (Including        Value at            Year
                                            Encum-     to Acquire     Unrealized Gains    December 31,     Construction       Date
         Description                       brances      Property         and Losses)         1998            Completed      Acquired
------------------------------------       -------    ------------   -----------------    -----------      ------------     --------
The Crest at Shadow Mountain                $-0-      $ 9,192,389       $  307,611       $ 9,500,000            1992        01/31/97
Apartments
El Paso, Texas

Westinghouse Facility                        -0-        6,089,473          110,527         6,200,000            1997        02/05/97
Industrial Building
Coral Springs, Florida

Rolling Meadows                              -0-       12,930,463         (280,463)       12,650,000            1957        05/28/97
Shopping Center
Rolling Meadows, Illinois

Saks Distribution Center                     -0-       26,908,401        2,991,599        29,900,000            1997        05/15/97
Industrial Building
Aberdeen, Maryland

Eastgate distribution Center                 -0-       11,941,992          758,008        12,700,000            1996        05/29/97
Industrial Building
San Diego, California

Five Centerpointe                            -0-       15,429,103        3,274,399        18,703,502            1988        04/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park                      -0-       23,249,805        4,150,195        27,400,000            1988        04/21/97
Office Building
Longview, Maryland

Metro Center Office Park                     -0-       21,085,210        8,971,531        30,056,741            1986        04/21/97
Office Building
Sacramento, California

                                                                     Costs Capitalized
                                                                       Subsequent to
                                                                        Acquisition
                                                      Initial cost       (Including        Value at            Year
                                            Encum-     to Acquire     Unrealized Gains    December 31,     Construction       Date
         Description                       brances      Property         and Losses)         1998            Completed      Acquired
------------------------------------       -------    ------------   -----------------    -----------      ------------     --------
Northmark Business Center III               $-0-      $ 8,591,636       $4,040,967       $12,632,603            1985        04/21/97
Office Building
Blue Ash, Ohio

USF&G Building                               -0-        6,195,142        2,605,082         8,800,224            1988        04/21/97
Office Building
Salt Lake City, Utah

Two Newton Place                             -0-       16,368,169        3,231,831        19,600,000            1987        04/21/97
Office Building
Newton, Massachusetts

Fairgate at Ballston                         -0-       26,790,792        1,934,732        28,725,524            1988        04/21/97
Office Building
Arlington, Virginia

Parkview Plaza                               -0-       49,139,012        2,967,579        52,106,591            1990        04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments                     -0-       21,476,050        1,223,950        22,700,000            1991        10/20/97
Apartments
Lafayette Hill, Pennsylvania

Corporate Center at Sawgrass                 -0-       12,956,957        1,043,043        14,000,000            1997        12/02/97
Office Building
Sunrise, Florida

371 Hoes Lane                                -0-       15,499,306          115,550        15,614,856            1986        12/15/97
Office Building
Piscataway, New Jersey

                                                                     Costs Capitalized
                                                                       Subsequent to
                                                                        Acquisition
                                                      Initial cost       (Including        Value at            Year
                                            Encum-     to Acquire     Unrealized Gains    December 31,     Construction       Date
         Description                       brances      Property         and Losses)         1998            Completed      Acquired
------------------------------------       -------    ------------   -----------------    -----------      ------------     --------
Columbia Centre III                         $-0-      $38,580,850       $2,419,150       $41,000,000            1989        12/23/97
Office Building
Rosemont, Illinois

The Lodge at Willow Creek                    -0-       27,562,882          937,118        28,500,000            1997        12/24/97
Apartments
Douglas County, Colorado

The Legends at Chase Oaks                    -0-       29,701,668         (501,668)       29,200,000            1997        03/31/98
Apartments
Plano, Texas

Glen Pointe Business Park                    -0-       15,279,508          120,492        15,400,000            1997        06/30/98
Industrial Building
Glendale Heights, Illinois

Wood Creek Business Park                     -0-        7,222,421         (422,421)        6,800,000            1995        06/30/98
Industrial Building
Boilingbrook, Illinois

Rock Run Business Park                       -0-        9,325,421             (421)        9,325,000            1998        06/30/98
Industrial Building
Joliet, Illinois

Golfview Apartments                          -0-       28,066,591          (56,591)       28,010,000            1998        07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                      -0-       17,003,388                0        17,003,388            1988        10/08/98
Apartments
Farmington Hills, Michigan

                                                                     Costs Capitalized
                                                                       Subsequent to
                                                                        Acquisition
                                                      Initial cost       (Including        Value at            Year
                                            Encum-     to Acquire     Unrealized Gains    December 31,     Construction       Date
         Description                       brances      Property         and Losses)         1998            Completed      Acquired
------------------------------------       -------    ------------   -----------------    -----------      ------------     --------
Bent Tree Apartments                        $-0-      $14,412,235       $        0       $ 14,412,235           1987        10/22/98
Apartments
Columbus, Ohio

UPS Distribution Center                      -0-       10,989,393                0         10,989,393           1998        11/13/98
Industrial Building
Fernly, Nevada

Ontario Industrial Properties                -0-       24,433,584                0         24,433,584           1997        12/17/98
Industrial Building
Ontario, California


IDI California Portfolio                     -0-       35,668,791                0         35,668,791           1998        12/17/98
Industrial Building
Ontario, California

IDI Kentucky Portfolio                       -0-       24,651,154                0         24,651,154           1998        12/17/98
Industrial Building
Hebron, Kentucky

Feded Distribution Center                    -0-        7,828,025                0          7,828,025           1998        12/18/98
Industrial Building
Crofton, Maryland

The Bay Court at Harbor Pointe               -0-       35,164,373                0         35,164,373           1991        12/18/98
Apartments
Mukilteo, Washington
                                            -----     ------------     -----------       ------------
                                            $ -0-     $767,553,755     $52,657,485       $820,211,240
                                            =====     ============     ===========       ============

(1)  Leasehold interest only


Reconciliation of investment property owned:
Balance at beginning of period                                      $521,284,091
Acquisitions                                                         259,746,550
Capital improvements and carrying costs
(including unrealized gains and losses)                               39,180,599
                                                                    ------------

Balance at end of period                                            $820,211,240
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

David Alexander, 66.

President Emeritus, Pomona College. Formerly, President, Pomona College and American Secretary, Rhodes Scholarship Trust.


Marcus Alexis, 67.

Board of Trustees Professor of Economics and Professor of Management and Strategy, J.L. Kellogg Graduate School of Management, Northwestern University.


Willard T. Carleton, 64.

Karl L. Eller Professor of Finance, College of Business and Public Administration, University of Arizona.


Robert C. Clark, 55.

Dean and Royall Professor of Law, Harvard Law School, Harvard University.


Estelle A. Fishbein, 64.

Vice President and General Counsel, The Johns Hopkins University.


Frederick R. Ford, 62.

Executive Vice President and Treasurer Emeritus, Purdue University. Formerly, Treasurer, Purdue University.


Martin J. Gruber, 61.

Nomura Professor of Finance, New York University Stern School of Business. Formerly, Chairman, Department of Finance, New York University Stern School of Business.

Ruth Simms Hamilton, 61.

Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.


Dorothy Ann Kelly, O.S.U., 69.

Chancellor, College of New Rochelle. Formerly, President, College of New
Rochelle.


Robert M. O'Neil, 64.

Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.


Leonard S. Simon, 62.

Vice Chairman, Charter One Financial Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, The Rochester Community Savings Bank.


Ronald L. Thompson, 49.

Chairman and Chief Executive Officer, Midwest Stamping Co. Formerly, Chairman and President, The GR Group.


Paul R. Tregurtha, 63.

Chairman, Chief Executive, and Director, Mormac Marine Group, Inc.; Vice Chairman and Director, The Interlake Steamship Company; Chairman and Director, Moran Transportation Company and Meridian Aggregates, L.P.; Vice Chairman, Lakes Shipping Company.


William H. Waltrip, 61.

Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb Inc., and Chairman and Chief Executive Officer, Biggers Brothers, Inc.


Rosalie J. Wolf, 57.

Treasurer and Chief Investment Officer, The Rockefeller Foundation. Formerly, Executive Vice President, Sithe Energies, Inc., and Managing Director -- Merchant Banking, Bankers Trust Company.

Officer-Trustees


John H. Biggs, 62.

Chairman, President and Chief Executive Officer, TIAA and CREF.


Martin L. Leibowitz, 62.

Vice Chairman and Chief Investment Officer, TIAA and CREF, since November 1995. Executive Vice President, TIAA and CREF, from June 1995 to November 1995. Formerly, Managing Director, Director of Research and member of the Executive Committee, Salomon Brothers Inc.


Other Officers


Richard J. Adamski, 56.

Vice President and Treasurer, TIAA and CREF.


Richard L. Gibbs, 51.

Executive Vice President, Finance and Planning, TIAA and CREF.


E. Laverne Jones, 49

Vice President and Corporate Secretary, TIAA and CREF.


ITEM 11.  EXECUTIVE COMPENSATION.

          Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          TIAA's general account plays a significant role in operating the Real Estate Account, including providing seed money, a liquidity guarantee, and investment management and other services.

          Seed Money. On July 3, 1995, TIAA supplied the Account's initial $100 million seed money investment in exchange for 1,000,000 accumulation units, at $100 per unit. As of December 31, 1998, the Account, following a schedule approved by the New York Insurance

Department, had redeemed all of TIAA's seed money investment at prevailing daily unit values, amounting to $121,875,433 in total redemption payments to TIAA.

          Liquidity Guarantee. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 1998, the Account paid TIAA $101,655 for this liquidity guarantee through a daily deduction from the net assets of the Account.

          Investment Management and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

          For the year ended December 31, 1998, the Account paid TIAA $2,143,303 for investment management services and $675,450 for mortality and expense risks. For the same period, the Account paid Services $2,395,423 for its administrative and distribution services.

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

          (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract Endorsements*

               (B)  Forms of Income-Paying Contracts*

          (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. (as amended)***

               (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account*

          (27) Financial Data Schedule of the Account's Financial Statements for the year ended December 31, 1998

     (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 5, 1999 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

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

                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA


                                            By:  /s/ Peter C. Clapman
                                                --------------------------------
                                                Peter C. Clapman
                                                Senior Vice President and
                                                Chief Counsel, Investments

                                                March 24, 1999
                                                --------------------------------
                                                Date

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                    DATE



/s/ John H. Biggs              Chairman of the Board, President         3/24/99
------------------------       and Chief Executive Officer
John H. Biggs                  (Principal Executive Officer)
                               and Trustee



/s/ Martin L. Leibowitz        Vice Chairman and Chief Investment       3/24/99
------------------------       Officer and Trustee
Martin L. Leibowitz



/s/ Richard L. Gibbs           Executive Vice President                 3/24/99
------------------------       (Principal Financial
Richard L. Gibbs               and Accounting Officer)

Signature of Trustee            Date     Signature of Trustee             Date


/s/ David Alexander            3/24/99    /s/ Dorothy Ann Kelly          3/24/99
------------------------                 --------------------------
David Alexander                          Dorothy Ann Kelly, O.S.U.


/s/ Marcus Alexis              3/24/99   /s/Robert M. O'Neil             3/24/99
------------------------                 --------------------------
Marcus Alexis                            Robert M. O'Neil


/s/ Willard T. Carleton        3/24/99   /s/ Leonard S. Simon            3/24/99
------------------------                 --------------------------
Willard T. Carleton                      Leonard S. Simon


/s/ Robert C. Clark            3/24/99   /s/ Ronald L. Thompson          3/24/99
------------------------                 --------------------------
Robert C. Clark                          Ronald L. Thompson


/s/ Estelle A. Fishbein        3/24/99   /s/ Paul R. Tregurtha           3/24/99
------------------------                 --------------------------
Estelle A. Fishbein                      Paul R. Tregurtha


/s/ Frederick R. Ford          3/24/99   /s/ William H. Waltrip          3/24/99
------------------------                 --------------------------
Frederick R. Ford                        William H. Waltrip


/s/ Martin J. Gruber           3/24/99   /s/ Rosalie J. Wolf             3/24/99
------------------------                 --------------------------
Martin J. Gruber                         Rosalie J. Wolf


/s/ Ruth Simms Hamilton        3/24/99
------------------------
Ruth Simms Hamilton

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

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
------    ----------------------

27 Financial Data Schedule of the Account's Financial Statements for the period ended December 31, 1998