Form 10-Q
period 1999-03-31
TIAA REAL ESTATE ACCOUNT
filed 1999-05-13
CIK 946155

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

       Yes  [X]           No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 1999

                                                                                Page
                                                                                ----
   Consolidated Statements of Assets and Liabilities............................  3

   Consolidated Statements of Operations........................................  4

   Consolidated Statements of Changes in Net Assets.............................  5

   Consolidated Statements of Cash Flows........................................  6

   Notes to Consolidated Financial Statements...................................  7

   Consolidated Statement of Investments........................................ 12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                               MARCH 31,             DECEMBER 31,
                                                                                                 1999                   1998
                                                                                             -------------           -------------
                                                                                             (UNAUDITED)
ASSETS

 Investments, at value:
    Real estate properties
     (Cost: $788,704,572 and $775,801,883)......................................              $828,231,089            $820,211,240
    Marketable securities
     (Amortized cost: $530,823,524 and $402,041,089)............................               517,029,045             391,033,557

 Cash...........................................................................                    57,982                 572,343

 Other..........................................................................                19,521,375              17,786,291
                                                                                             -------------           -------------

                                                                    TOTAL ASSETS             1,364,839,491           1,229,603,431
                                                                                             -------------           -------------


LIABILITIES

 Payable for securities transactions............................................                    57,240                   -

 Accrued real estate property level expenses and taxes..........................                12,450,844              11,432,529

 Security deposits held.........................................................                 1,745,864               1,890,423
                                                                                             -------------           -------------

                                                               TOTAL LIABILITIES                14,253,948              13,322,952
                                                                                             -------------           -------------


MINORITY INTEREST                                                                               16,933,387              19,913,592
                                                                                             -------------           -------------


NET ASSETS

 Accumulation Fund..............................................................             1,298,056,752           1,167,591,317

 Annuity Fund...................................................................                35,595,404              28,775,570
                                                                                             -------------           -------------

                                                                TOTAL NET ASSETS            $1,333,652,156          $1,196,366,887
                                                                                            ==============          ==============


NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7.........................                 9,669,074               8,833,911
                                                                                                 =========               =========

NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6.................................                   $134.25                 $132.17
                                                                                                   =======                 =======


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                           FOR THE       FOR THE
                                                                                                         THREE MONTHS  THREE MONTHS
                                                                                                            ENDED         ENDED
                                                                                                          MARCH 31,      MARCH 31,
                                                                                                            1999           1998
                                                                                                         ------------  ------------
INVESTMENT INCOME

  Real estate income, net:

    Rental income.................................................................................       $26,198,891    $17,653,332
                                                                                                         -----------    -----------

    Real estate property level expenses and taxes:

      Operating expenses..........................................................................         5,580,625      4,076,118

      Real estate taxes...........................................................................         2,673,051      2,218,102
                                                                                                         -----------    -----------

                                               Total real estate property level expenses and taxes         8,253,676      6,294,220
                                                                                                         -----------    -----------

                                                                           Real estate income, net        17,945,215     11,359,112

  Interest........................................................................................         4,364,165      3,218,082

  Dividends.......................................................................................         2,044,302      1,769,522
                                                                                                         -----------    -----------

                                                                                      TOTAL INCOME        24,353,682     16,346,716
                                                                                                         -----------    -----------

  Expenses--Note 3:


    Investment advisory...........................................................................         1,044,886        698,265

    Administrative and distribution...............................................................           805,090        506,996

    Mortality and expense risk charges............................................................           218,383        129,856

    Liquidity guarantee charges...................................................................            92,520         25,936
                                                                                                         -----------    -----------

                                                                                    TOTAL EXPENSES         2,160,879      1,361,053
                                                                                                         -----------    -----------

                                                                            INVESTMENT INCOME, NET        22,192,803     14,985,663
                                                                                                         -----------    -----------

REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS


  Net realized gain (loss) on:


    Real estate properties........................................................................         6,205,560          -

    Marketable securities.........................................................................          (599,143)       259,883
                                                                                                         -----------    -----------

                                                                  Net realized gain on investments         5,606,417        259,883
                                                                                                         -----------    -----------


  Net change in unrealized appreciation (depreciation) on:


    Real estate properties........................................................................        (4,882,840)     3,642,113

    Marketable securities.........................................................................        (2,786,947)    (1,258,760)
                                                                                                         -----------    -----------

                               Net change in unrealized appreciation (depreciation) on investments        (7,669,787)     2,383,353
                                                                                                         -----------    -----------

                                            NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS        (2,063,370)     2,643,236

                                                                                                        -----------    -----------

                                                         NET INCREASE IN NET ASSETS RESULTING FROM

                                                               OPERATIONS BEFORE MINORITY INTEREST        20,129,433     17,628,899

  Minority interest in net increase in net assets
      resulting from operations...................................................................          (403,153)      (523,696)
                                                                                                         -----------    -----------

                                                                        NET INCREASE IN NET ASSETS

                                                                         RESULTING FROM OPERATIONS       $19,726,280    $17,105,203
                                                                                                         ===========    ===========


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                                        FOR THE          FOR THE
                                                                                                      THREE MONTHS     THREE MONTHS
                                                                                                         ENDED            ENDED
                                                                                                       MARCH 31,         MARCH 31,
                                                                                                         1999              1998
                                                                                                      ------------     ------------
FROM OPERATIONS

 Investment income, net...........................................................................   $   22,192,803    $ 14,985,663

 Net realized gain on investments.................................................................        5,606,417         259,883

 Net change in unrealized appreciation on investments.............................................       (7,669,787)      2,383,353

 Minority interest in net increase in net assets
    resulting from operations.....................................................................         (403,153)       (523,696)
                                                                                                     --------------    ------------

                                                                        NET INCREASE IN NET ASSETS

                                                                         RESULTING FROM OPERATIONS       19,726,280      17,105,203
                                                                                                     --------------    ------------

FROM PARTICIPANT TRANSACTIONS


 Premiums.........................................................................................       29,544,538      23,864,307

 TIAA seed money withdrawn -- Note 1..............................................................                -     (29,842,393)

 Net transfers from TIAA..........................................................................        8,988,259      15,121,873

 Net transfers from CREF Accounts.................................................................       87,899,065      92,373,397

 Annuity and other periodic payments..............................................................       (1,077,854)       (483,646)

 Withdrawals......................................................................................       (7,214,370)     (2,884,370)

 Death benefits...................................................................................         (580,649)        (46,576)
                                                                                                     --------------    ------------

                                                              NET INCREASE IN NET ASSETS RESULTING

                                                                     FROM PARTICIPANT TRANSACTIONS      117,558,989      98,102,592
                                                                                                     --------------    ------------

                                                                        NET INCREASE IN NET ASSETS      137,285,269     115,207,795


NET ASSETS


 Beginning of year................................................................................    1,196,366,887     785,818,715
                                                                                                     --------------    ------------

 End of period....................................................................................   $1,333,652,156    $901,026,510
                                                                                                     ==============    ============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        FOR THE        FOR THE
                                                                                                      THREE MONTHS   THREE MONTHS
                                                                                                         ENDED          ENDED
                                                                                                       MARCH 31,       MARCH 31,
                                                                                                         1999            1998
                                                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES


 Net increase in net assets resulting from operations.............................................  $  19,726,280    $   17,105,203

 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

   Increase in investments........................................................................   (134,015,337)     (115,114,632)

   Increase in other assets.......................................................................     (1,735,084)         (589,980)

   Increase (decrease) in payable for securities transactions.....................................         57,240           (10,463)

   Increase in accrued real estate property level expenses and taxes..............................      1,018,315           506,939

   Increase (decrease) in security deposits held..................................................       (144,559)          119,710

   Decrease in minority interest..................................................................     (2,980,205)         (277,721)
                                                                                                     -------------    --------------

                                                                                  NET CASH USED IN
                                                                              OPERATING ACTIVITIES   (118,073,350)      (98,260,944)
                                                                                                     -------------    --------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS


 Premiums.........................................................................................     29,544,538        23,864,307

 TIAA seed money withdrawn -- Note 1..............................................................          -           (29,842,393)

 Net participant transfers from TIAA - General Account............................................      8,988,259        15,121,873

 Net participant transfers from CREF Accounts.....................................................     87,899,065        92,373,397

 Annuity and other periodic payments..............................................................     (1,077,854)         (483,646)

 Withdrawals......................................................................................     (7,214,370)       (2,884,370)

 Death benefits...................................................................................       (580,649)          (46,576)
                                                                                                     -------------    --------------

                                                                              NET CASH PROVIDED BY

                                                                          PARTICIPANT TRANSACTIONS    117,558,989        98,102,592
                                                                                                     -------------    --------------

                                                                              NET DECREASE IN CASH       (514,361)         (158,352)

CASH


 Beginning of year................................................................................        572,343           407,598
                                                                                                     -------------    --------------

 End of period....................................................................................   $     57,982           249,246
                                                                                                     =============    ==============


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

NOTE 3--MANAGEMENT AGREEMENTS

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. An affiliate of the minority partner in Light Street provides certain management services for the properties owned by Light Street. The charges for such services, for the three months ended March 31, 1999 amounted to $186,808 ($180,265 for the three months ended March 31, 1998) for investment advisory expenses which are recorded accordingly in the accompanying consolidated statement of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate property which was purchased during the three months ended March 31, 1999 been acquired at the beginning of the period (January 1, 1999), rental income and real estate property level expenses and taxes for the three months ended March 31, 1999 would have increased by approximately $721,000 and $232,000, respectively. In addition, interest income for the three months ended March 31, 1999 would have decreased by approximately $304,000. Accordingly, the total proforma effect on the Account's net investment income for the three months ended March 31, 1999 would have been an increase of approximately $185,000, if the real estate property acquired during the three months ended March 31, 1999 had been acquired at the beginning of the period.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                   Years Ending
                   December 31,
                   ------------
                   1999                                  $ 57,065,000
                   2000                                    54,391,000
                   2001                                    46,275,000
                   2002                                    40,691,000
                   2003                                    33,002,000
                   Thereafter                             114,104,000
                                                         ------------

                   Total                                 $345,528,000
                                                         ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                                                     JULY 3, 1995
                                                           FOR THE                 FOR THE YEARS ENDED               (COMMENCEMENT
                                                         THREE MONTHS                 DECEMBER 31,                 OF OPERATIONS) TO
                                                            ENDED         --------------------------------------     DECEMBER 31,
                                                      MARCH 31, 1999 (1)    1998          1997              1996       1995 (1)
                                                      ------------------    ----          ----              ----       --------
                                                         (Unaudited)
Per Accumulation Unit Data:
  Rental income.....................................        $  2.578       $ 10.425      $  7.288       $  6.012        $  0.159
  Real estate property
    level expenses and taxes........................           0.812          3.403         2.218          1.850           0.042
                                                            --------       --------      --------       --------        --------
                             Real estate income, net           1.766          7.022         5.070          4.162           0.117
  Dividends and interest............................           0.630          3.082         2.709          3.309           2.716
                                                            --------       --------      --------       --------        --------
                                        Total income           2.396         10.104         7.779          7.471           2.833
  Expenses charges (2)..............................           0.213          0.808         0.580          0.635           0.298
                                                            --------       --------      --------       --------        --------
                              Investment income, net           2.183          9.296         7.199          6.836           2.535
  Net realized and unrealized
    gain (loss) on investments......................         ( 0.107)         0.579         3.987          1.709           0.031
                                                            --------       --------      --------       --------        --------
  Net increase in
    Accumulation Unit Value.........................           2.076          9.875        11.186          8.545           2.566
  Accumulation Unit Value:
    Beginning of period.............................         132.172        122.297       111.111        102.566         100.000
                                                            --------       --------      --------       --------        --------
    End of period...................................        $134.248       $132.172      $122.297       $111.111        $102.566
                                                            ========       ========      ========       ========        ========

 Total return.......................................           1.57%          8.07%        10.07%          8.33%           2.57%
  Ratios to Average Net Assets:
    Expenses (2)....................................           0.17%          0.64%         0.58%          0.61%           0.30%
    Investment income, net..........................           1.75%          7.34%         7.25%          6.57%           2.51%
  Portfolio turnover rate:
    Real estate properties..........................           3.49%             0%            0%             0%              0%
    Securities......................................           3.79%         24.54%         7.67%         15.04%              0%
  Thousands of Accumulation Units
    outstanding at end of period....................           9,669          8,834         6,313          3,296           1,172


(1)    The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 1999 would be $1.025 ($4.211, $2.798 and $2.485 for the years ended December 31, 1998, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 1999 would be 0.82% (3.32%, 2.82% and 2.39% for the years ended
       December 31, 1998, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                FOR THE                    FOR THE
                                                              THREE MONTHS                  YEAR
                                                                 ENDED                      ENDED
                                                             MARCH 31, 1999           DECEMBER 31, 1998
                                                             --------------           -----------------
                                                              (Unaudited)
Accumulation Units:
  Credited for premiums........................                     226,806                     511,462
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund........                     608,357                   2,009,434

  Outstanding:
    Beginning of year..........................                   8,833,911                   6,313,015
                                                                  ---------                   ---------
    End of period..............................                   9,669,074                   8,833,911
                                                                  =========                   =========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 1999, the Account had three outstanding commitments to purchase real estate properties totaling approximately $94.4 million.

During April and May of 1999, the Account purchased real estate properties for $62.0 million and purchased through a wholly-owned subsidiary the 10% minority interest in Light Street for $16.7 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 1999

REAL ESTATE PROPERTIES--61.57%
LOCATION / DESCRIPTION                                                               VALUE
----------------------                                                               -----
ARIZONA:
     Biltmore Commerce Center - Office building.................................  $37,364,526
     Southbank Building - Office building ......................................   13,000,000
CALIFORNIA:
     IDI California Portfolio - Industrial building.............................   35,668,791
     Ontario Industrial Property - Industrial building..........................   24,433,584
     Eastgate Distribution Center - Industrial building.........................   12,700,000
     Westcreek - Apartments ....................................................   15,000,000
COLORADO:
     Araphoe Park East - Industrial building....................................   11,500,000
     Lodge at Willow Creek - Apartments ........................................   29,000,000
     Monte Vista - Apartments ..................................................   19,500,000
FLORIDA:
     Westinghouse - Industrial building ........................................    6,200,000
     Plantation Grove - Shopping center ........................................    7,300,000
     The Greens at Metrowest - Apartments ......................................   14,000,000
     Golfview - Apartments .....................................................   28,010,000
     Corporate Center at Sawgrass - Office building.............................   14,000,000
     Royal St. George - Apartments .............................................   16,500,000
GEORGIA:
     Brixworth - Apartments ....................................................   16,800,000
ILLINOIS:
     Woodcreek Business Park - Industrial building..............................    6,800,000
     Glenpointe Business park - Industrial building.............................   15,700,000
     Rockrun Business Park - Industrial building................................    9,350,000
     Parkview Plaza - Office building ..........................................   52,100,000 (2)
     Rolling Meadows - Shopping center .........................................   12,650,000
     Columbia Center III - Office building .....................................   41,000,000
KENTUCKY:
     IDI Kentucky Portfolio - Industrial building...............................   24,651,154
IOWA:
     Interstate Acres - Industrial building ....................................   14,314,097
MARYLAND:
     Saks Distribution Center -  Industrial building............................   30,000,000
     Fedex Distribution Facility - Industrial building..........................    7,800,000
     Longview Executive Park - Office building..................................   27,400,000 (2)
MASSACHUSETTS:
     Two Newton Center - Office building .......................................   19,592,690 (2)
MICHIGAN:
     Indian Creek - Apartments .................................................   17,100,000
MINNESOTA:
     Interstate Crossing - Industrial building..................................    6,300,000
     River Road Distribution Center - Industrial building.......................    4,200,000
NEW JERSEY:
     371 Hoes Lane - Office building ...........................................   15,600,000
NEVADA:
     UPS Distribution Facility - Industrial building............................   11,000,000
NORTH CAROLINA:
     Lynwood Collection - Shopping center ......................................    7,500,000
     Millbrook Collection - Shopping center ....................................    7,300,000

OHIO:
     Northmark Business Center - Office building................................ $ 12,400,000 (2)
     Bent Tree - Apartments                                                        14,500,000
OREGON:
     Five Centerpointe - Office building........................................   18,000,000 (2)
PENNSYLVANIA:
     Lincoln Woods - Apartments.................................................   22,750,000
TEXAS:
     Butterfield Industrial Park - Industrial building..........................    4,850,000 (1)
     The Crest at Shadow Mountain - Apartments..................................    9,700,000
     The Legends at Chase Oaks - Apartments.....................................   29,197,360
UTAH:
     USF&G Building - Office building...........................................    8,698,887 (2)
VIRGINIA:
     Fairgate at Ballston - Office building.....................................   29,100,000 (2)
     River Oaks - Shopping center...............................................   12,600,000
WASHINGTON:
     The Bay Court at Harbour Pointe - Apartments...............................   35,100,000
                                                                                -------------
     TOTAL REAL ESTATE PROPERTIES     (Cost $788,704,572).......................  828,231,089
                                                                                -------------

(1) Leasehold interest only.

(2) The full fair value of this property is reflected; however, the Account only has a 90% interest in the property. The minority partner in Light Street has the remaining 10% interest in the property.


MARKETABLE SECURITIES--38.43%

REAL ESTATE INVESTMENT TRUSTS--8.13%

SHARES      ISSUER                                                                                           VALUE
------      ------                                                                                           -----
   89,900   AMB Property Corporation Series A......................................................        2,073,319
  150,000   Archstone Commnities Tr (Series C) Pf..................................................        3,731,250
  100,000   Avalon Bay Communities, Inc............................................................        3,162,500
   30,000   Avalon Bay Communities, Inc. Pfd Series F..............................................          748,125
   50,000   Boston Properties, Inc.................................................................        1,581,250
  170,000   Bradley Real Estate, Inc...............................................................        3,081,250
  150,000   Brandywine Realty Trust................................................................        2,437,500
   80,000   Camden Property Trust..................................................................        1,980,000
  200,000   Carramerica Realty Corporation, Pfd Series B...........................................        4,250,000
  110,000   Centerpoint Properties Corp............................................................        3,437,500
   95,000   Colonial Properties Trust..............................................................        2,422,500
  260,000   Cornerstone Properties, Inc............................................................        3,802,500
  113,100   Corporate Office Properties Trust, Inc.................................................          728,081
   90,000   Developers Diversified Realty..........................................................        2,160,000
   50,000   Duke Realty Investments, Inc...........................................................        1,075,000
  140,000   Equity Office Properties Trust.........................................................        3,561,250
  200,000   Equity Office Properties Trust Pfd Series A............................................        5,275,000
  130,000   Equity Residential Properties Trust....................................................        5,362,500
  100,000   Equity Residential, Pfd Series G.......................................................        2,150,000
  100,000   Equity Residential Properties Trust, Pfd Series L......................................        2,281,250
   77,966   Excel Legacy Corp......................................................................          268,008
   25,000   Federal Realty Investment Trust Pfd....................................................          584,375
  100,000   First Industrial Realty Trust, Inc. Pfd  ..............................................        2,356,250
  100,000   Gables Residential Trust, Pfd Series A. ...............................................        2,443,750
   80,000   Hospitality Properties Trust...........................................................        2,165,000
   68,000   Lasalle Hotel Properties...............................................................          901,000
   95,000   Macerich Company.......................................................................        2,155,313
   69,559   New Plan Excel Realty Trust............................................................        1,334,663
  100,000   Post Properties, Inc...................................................................        3,600,000
   19,900   Prologis Trust-Pfd Series A............................................................          490,037
  136,400   Public Storage, Inc....................................................................        3,410,000
   50,000   Rouse Company..........................................................................        1,109,375

SHARES      ISSUER                                                                                           VALUE
------      ------                                                                                           -----
  210,000   Simon Property Group, Inc...............................................................       $5,761,875
  100,000   Spieker Properties, Inc.................................................................        3,525,000
   80,000   Starwood Hotels & Resorts Trust.........................................................        2,285,000
   70,000   Storage USA, Inc........................................................................        1,986,250
  150,000   Taubman Centers, Inc....................................................................        1,837,500
   35,000   Taubman Centers, Inc Pfd Series A.......................................................          756,875
  162,000   Trinet Corporation Realty Trust, Inc....................................................        4,110,750
   26,000   Trinet Corporate Realty Trust, Inc., Pfd Series B.......................................          596,375
  100,000   United Dominion Realty Trust, Inc.......................................................        2,468,750
  130,400   Urban Shopping Centers, Inc.............................................................        3,740,850
   47,000   Vornado Realty Trust, Pfd Series A......................................................        2,303,000
  135,000   Weeks Corp..............................................................................        3,855,938
                                                                                                        -------------

TOTAL REAL ESTATE INVESTMENT TRUSTS     (Cost $123,052,180).........................................      109,346,709
                                                                                                        -------------


CORPORATE BONDS-- 0.22%

PRINCIPAL                     ISSUER, COUPON AND MATURITY DATE
---------                     --------------------------------
$3,000,000                    International Paper
                               6.87% 06/17/99.......................................................        3,010,020
                                                                                                       --------------

    TOTAL CORPORATE BONDS     (Cost $3,040,800).....................................................        3,010,020
                                                                                                       --------------


GOVERNMENT AGENCIES--13.04%

PRINCIPAL                     ISSUER, COUPON AND MATURITY DATE                                             VALUE
---------                     --------------------------------                                             -----
 50,000,000                   Federal Home Loan Banks
                               4.75% 04/07/99.......................................................     49,953,820
 13,050,000                   Federal Home Loan Banks
                               4.72% 04/09/99.......................................................     13,034,601
  8,000,000                   Federal Home Loan Mortgage Corporation
                               4.78% 04/06/99.......................................................      7,993,666
  3,150,000                   Federal Home Loan Mortgage Corporation
                               4.80% 04/06/99.......................................................      3,147,506
  5,000,000                   Federal Home Loan  Mortgage Corporation
                               4.77% 04/12/99.......................................................      4,992,134
 10,000,000                   Federal Home Loan Mortgage Corporation
                               4.72% 04/14/99.......................................................      9,981,644
  6,025,000                   Federal Home Loan Mortgage Corporation
                               4.78% 04/14/99.......................................................      6,013,941
 27,800,000                   Federal Home Loan Mortgage Corporation
                               4.74% 04/15/99.......................................................     27,745,559
 10,200,000                   Federal Home Loan Mortgage Corporation
                               4.75% 04/22/99.......................................................     10,170,704
 10,000,000                   Federal Home Loan Mortgage Corporation
                               4.76% 04/26/99.......................................................      9,966,056
  9,632,000                   Federal Home Loan Mortgage Corporation
                               4.75% 05/05/99.......................................................      9,587,800
 12,250,000                   Federal Home Loan Mortgage Corporation
                               4.74% 05/17/99.......................................................     12,174,833
 10,000,000                   Federal Home Loan Mortgage Corporation
                               4.76% 06/07/99.......................................................      9,910,844
    722,000                   Federal National Mortgage Association
                               4.64% 08/13/99.......................................................        709,329
                                                                                                      -------------

    TOTAL GOVERNMENT AGENCIES     (Amortized cost $175,402,441).....................................    175,382,437
                                                                                                      -------------

COMMERCIAL PAPER--17.04%

PRINCIPAL            ISSUER, COUPON AND MATURITY DATE                                               VALUE
---------            --------------------------------                                               -----
$9,050,000           Abbot Laboratories
                      4.84% 04/27/99.......................................................      $  9,016,945
15,000,000           Campbell Soup Company
                      4.76% 05/03/99.......................................................        14,933,037
15,000,000           Ciesco LP
                      4.83% 05/26/99.......................................................        14,887,067
14,400,000           Corporate Asset Funding Corporation, Inc.
                      4.85% 04/26/99.......................................................        14,349,352
 6,700,000           Delaware Funding Corporation
                      4.87% 04/09/99.......................................................         6,691,792
14,000,000           Dupont De Nemours & Company
                      4.80% 04/16/99.......................................................        13,969,698
 7,000,000           Equilon Enterprises LLC
                      4.84% 06/09/99.......................................................         6,934,122
15,000,000           General Electric Capital Corporation
                      4.84% 05/13/99.......................................................        14,912,746
 9,000,000           General Motors Acceptance Corporation
                      4.87% 05/06/99.......................................................         8,956,170
15,000,000           Gillette Company
                      5.00% 04/01/99.......................................................        14,997,813
15,000,000           Motorola, Incorporated
                      4.77% 04/01/99.......................................................        14,997,813
15,000,000           Motorola, Incorporated
                      4.81% 04/29/99.......................................................        14,941,153
 3,850,000           National Rural Utilities Coop Finance
                      4.82% 05/17/99.......................................................         3,825,672
 5,950,000           National Rural Utilities Coop Finance
                      4.82% 06/24/99.......................................................         5,882,005
 5,000,000           Paccar Financial Corporation
                      4.77% 04/26/99.......................................................         4,982,414
10,000,000           Paccar Financial Corporation
                      4.82% 06/17/99.......................................................         9,895,133
15,000,000           Park Avenue Receivables Corporation
                      4.88% 04/19/99.......................................................        14,961,446
10,000,000           Saint Paul Companies
                      4.84% 04/05/99.......................................................         9,992,833
15,000,000           Shell Oil Company
                      4.80% 04/29/99.......................................................        14,941,154
10,000,000           Southern California Edison Company
                      4.83% 04/06/99.......................................................         9,991,400
 5,250,000           The Stanley Works
                      4.83% 04/28/99.......................................................         5,230,114
                                                                                               --------------

    TOTAL COMMERCIAL PAPER    (Amortized cost $229,328,103) ...............................       229,289,879
                                                                                               --------------

TOTAL MARKETABLE SECURITIES    (Cost $530,823,524).........................................       517,029,045
                                                                                               --------------

TOTAL INVESTMENTS--100.00%    (Cost $1,319,528,096)........................................    $1,345,260,134
                                                                                               ==============


                 See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       At March 31, 1999, the TIAA Real Estate Account owned a total of 46 real estate properties, including 12 office properties, 16 industrial properties, 5 neighborhood shopping centers and 13 apartment complexes, representing 61.57% of the Account's total investment portfolio. The Account also held investments in commercial paper, representing 17.04% of the portfolio, U.S. government agencies, representing 13.04% of the portfolio, real estate investment trusts (REITs), representing 8.13% of the portfolio, and corporate bonds, representing
 .22% of the portfolio.

       During the first quarter of 1999, the Account purchased one office property and sold another office property. Since the end of that quarter, the Account also has purchased an apartment building. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

       At March 31, 1999, the Account owned a controlling 90% interest in a partnership which owns office buildings throughout the U.S. Consistent with generally accepted accounting principles (GAAP), the Account's consolidated financial statements and all financial data discussed in this report reflect 100% of the value of the partnership's assets. The 10% interest of the other partner in the partnership is reflected as a minority interest in the Account's consolidated financial statements. On April 30, 1999, this minority interest was purchased by the Account, through a wholly-owned subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

       The Account's total net return was 1.57% for the three months ended March 31, 1999 and 2.00% for the same quarter in 1998. This decrease was due to the decline in value of the Account's REIT holdings, the decline in short-term interest rates, and the fact that the Account's properties taken together appreciated in value significantly in the first quarter of 1998, compared with the appreciation in the same period of 1999. The Account's net investment income, after deduction of all expenses, was $22,192,803 for the three months ended March 31, 1999 and $14,985,663 for the three months ended March 31, 1998, a 48% increase. This increase was the result of an 11.5% increase in net assets and a 49% increase in the Account's real estate holdings during the period.

       The Account had a net realized and unrealized loss on investments of $2,063,370 for the three month period ended March 31, 1999 compared with a net realized and unrealized gain of $2,643,236 for the same period in 1998. This difference was due, in part, to the decline in price of the Account's REITs and other marketable securities, and losses incurred from the sale of certain of those investments. Also, the Account experienced more appreciation of its real estate holdings during the first quarter of 1998 than it did in the same period of 1999. During the first quarter of 1999, the Account sold the Metro Center office property and realized a gain of $6,205,560; in realizing the gain, however, unrealized appreciation on the Account's properties was reduced by $5,297,605. The Account's other properties appreciated in value by $414,765 during the first quarter of 1999, compared to a $3,642,113 increase in unrealized property appreciation during the first quarter of 1998.

       The Account's real estate holdings generated approximately 74% and 69% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 1999 and March 31, 1998, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

       Gross real estate rental income was $26,198,891 for the three months ended March 31, 1999 and $17,653,332 for the same period in 1998. This increase was primarily due to the increase in the number of properties owned by the Account -- from 34 properties at the end of the first quarter of 1998 to 46 properties at the end of the first quarter of 1999. Interest and dividend income on the Account's marketable securities investments increased from $4,987,604 for the first quarter of 1998 to $6,408,467 for the first quarter of 1999. This increase was due to the fact that the actual amount of money the Account had invested in marketable securities went up as the Account's net asset base grew.

       Total property level expenses for the three months ended March 31, 1999 were $8,253,676 of which $5,580,625 were attributable to operating expenses and $2,673,051 were attributable to real estate taxes. Total property level expenses for the three months ended March 31, 1998 were $6,294,220 of which $4,076,118 represented operating expenses and $2,218,102 was attributable to real estate taxes. The increase in property level expenses reflected the increased number of properties in the Account.

       The Account also incurred expenses for the three months ended March 31, 1999 and 1998 of $1,044,886 and $698,265, respectively, for investment advisory services, $805,090 and $506,996, respectively, for administrative and distribution services, and $310,903 and $155,792, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account.

LIQUIDITY AND CAPITAL RESOURCES

       Since September 16, 1996, TIAA had been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. In the first quarter of 1998, the Account redeemed $29,842,393 of its seed money investment. By the end of 1998, the Account had redeemed its entire seed money investment.

       At March 31, 1999 and 1998, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $517,087,027 and $360,736,891, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

      (27) Financial Data Schedule of the Account's Financial Statements for the three months ended March 31, 1999

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

DATE: May 12, 1999

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

DATE: May 12, 1999

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