Form 10-Q
period 1999-06-30
TIAA REAL ESTATE ACCOUNT
filed 1999-08-11
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________________________ to__________________

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

         Yes  [X]                           No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 1999

                                                                            Page
   Consolidated Statements of Assets and Liabilities.......................   3

   Consolidated Statements of Operations...................................   4

   Consolidated Statements of Changes in Net Assets........................   5

   Consolidated Statements of Cash Flows...................................   6

   Notes to Consolidated Financial Statements..............................   7

   Consolidated Statement of Investments...................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                              June 30,        December 31,
                                                                                1999              1998
                                                                            -----------       ------------
                                                                            (Unaudited)
ASSETS
  Investments, at value:
   Real estate properties
    (cost:  $853,480,080 and $775,801,883)...............................  $  895,503,104      $  820,211,240
   Marketable securities
    (cost:  $592,321,460 and $402,041,089)...............................     585,568,454         391,033,557
   Cash..................................................................                             572,343
                                                                                  -
   Other.................................................................      25,362,095          17,786,291
                                                                            -------------       -------------
                                                             TOTAL ASSETS   1,506,433,653       1,229,603,431
                                                                            -------------       -------------
LIABILITIES
  Payable for securities transactions....................................       4,258,977              -
  Accrued real estate property level expenses and taxes..................      13,450,439          11,432,529
  Security deposits held.................................................       1,926,209           1,890,423
                                                                            -------------       -------------
                                                        TOTAL LIABILITIES      19,635,625          13,322,952
                                                                            -------------       -------------
MINORITY INTEREST                                                                  -               19,913,592
                                                                            -------------       -------------
NET ASSETS
  Accumulation Fund......................................................   1,447,063,148       1,167,591,317
  Annuity Fund...........................................................      39,734,880          28,775,570
                                                                            -------------       -------------
                                                         TOTAL NET ASSETS  $1,486,798,028      $1,196,366,887
                                                                            =============       =============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7..................      10,514,781           8,833,911
                                                                            =============       =============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6...........................         $137.62             $132.17
                                                                                  =======             =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30                           June 30
                                                                        --------------------              --------------------
                                                                        1999            1998              1999            1998
                                                                        ----            ----              ----            ----
INVESTMENT INCOME
Real estate income, net:
   Rental income..................................................  $27,997,860     $20,002,915       $54,196,751     $37,656,247
   Real estate property level expenses and taxes:                   -----------     -----------       -----------     -----------
     Operating expenses...........................................    5,965,445       4,052,127        11,546,070       8,128,245
     Real estate taxes............................................    3,205,340       2,128,003         5,878,391       4,346,105
                                                                    -----------     -----------       -----------     -----------
               Total real estate property level expenses and taxes    9,170,785       6,180,130        17,424,461      12,474,350
                                                                    -----------     -----------       -----------     -----------

                                           Real estate income, net   18,827,075      13,822,785        36,772,290      25,181,897
Interest..........................................................    5,409,410       4,007,501         9,773,575       7,225,583
Dividends.........................................................    1,908,101       2,087,297         3,952,403       3,856,819
                                                                    -----------     -----------       -----------     -----------
                                                      TOTAL INCOME   26,144,586      19,917,583        50,498,268      36,264,299
                                                                    -----------     -----------       -----------     -----------
Expenses--Note 3:
  Investment advisory charges.....................................    1,377,170         824,282         2,422,056       1,522,547
  Administrative and distribution charges.........................      947,042         718,609         1,752,132       1,225,605
  Mortality and expense risk charges..............................      248,570         170,579           466,953         300,435
  Liquidity guarantee charges.....................................      196,373          23,658           288,893          49,594
                                                                    -----------     -----------       -----------     -----------
                                                    TOTAL EXPENSES    2,769,155       1,737,128         4,930,034       3,098,181
                                                                    -----------     -----------       -----------     -----------
                                            INVESTMENT INCOME, NET   23,375,431      18,180,455        45,568,234      33,166,118
                                                                    -----------     -----------       -----------     -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
   Real estate properties.........................................            -               -         6,205,560               -
   Marketable securities..........................................      213,035          71,326          (386,108)        331,209
                                                                    -----------     -----------       -----------     -----------
                           Net realized gain (loss) on investments      213,035          71,326         5,819,452         331,209
                                                                    -----------     -----------       -----------     -----------
  Net change in unrealized appreciation (depreciation) on:
   Real estate properties.........................................    2,496,507       9,181,292        (2,386,333)     12,823,405
   Marketable securities..........................................    7,041,473      (6,144,677)        4,254,526      (7,403,437)
                                                                    -----------     -----------       -----------     -----------
              Net change in unrealized appreciation on investments    9,537,980       3,036,615         1,868,193       5,419,968
                                                                    -----------     -----------       -----------     -----------
                  NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS    9,751,015       3,107,941         7,687,645       5,751,177
                                                                    -----------     -----------       -----------     -----------
                         NET INCREASE IN NET ASSETS RESULTING FROM
                               OPERATIONS BEFORE MINORITY INTEREST   33,126,446      21,288,396        53,255,879      38,917,295
Minority interest in net increase in net assets
   resulting from operations......................................    1,767,772      (1,052,659)        1,364,619      (1,576,355)
                                                                    -----------     -----------       -----------     -----------
                                        NET INCREASE IN NET ASSETS
                                         RESULTING FROM OPERATIONS  $34,894,218     $20,235,737       $54,620,498     $37,340,940
                                                                    ===========     ===========       ===========     ===========

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30                              June 30
                                                                ----------------------                  ------------------
                                                                1999              1998                  1999          1998
                                                                ----              ----                  ----          ----
FROM OPERATIONS
  Investment income, net..................................  $   23,375,431    $   18,180,455     $   45,568,234    $   33,166,118
  Net realized gain on investments..........................       213,035            71,326          5,819,452           331,209
  Net change in unrealized appreciation on investments....       9,537,980         3,036,615          1,868,193         5,419,968
  Minority interest in net increase in net assets
   resulting from operations..............................       1,767,772        (1,052,659)         1,364,619        (1,576,355)
                                                            --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS
                                 RESULTING FROM OPERATIONS      34,894,218        20,235,737         54,620,498        37,340,940
                                                            --------------    --------------     --------------    --------------
FROM PARTICIPANT TRANSACTIONS
  Premiums................................................      32,014,869        22,306,920         61,559,407        46,171,227
  TIAA seed money withdrawn--Note 1.......................               -       (25,951,148)                 -       (55,793,541)
  Net transfers from TIAA.................................       9,747,102         7,461,971         18,735,361        22,583,844
  Net transfers from CREF Accounts........................      83,827,214        79,607,923        171,726,279       171,981,320
  Annuity and other periodic payments.....................        (982,998)         (468,272)        (2,060,852)         (951,918)
  Withdrawals.............................................      (6,072,978)       (2,773,722)       (13,287,348)       (5,658,092)
  Death benefits..........................................        (281,555)          (87,512)          (862,204)         (134,088)
                                                            --------------    --------------     --------------    --------------
                      NET INCREASE IN NET ASSETS RESULTING
                             FROM PARTICIPANT TRANSACTIONS     118,251,654        80,096,160        235,810,643       178,198,752
                                                            --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS     153,145,872       100,331,897        290,431,141       215,539,692
NET ASSETS
  Beginning of period.....................................   1,333,652,156       901,026,510      1,196,366,887       785,818,715
                                                            --------------    --------------     --------------    --------------
  End of period...........................................  $1,486,798,028    $1,001,358,407     $1,486,798,028    $1,001,358,407
                                                            ==============    ==============     ==============    ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30                              June 30
                                                                     --------------------                  -----------------
                                                                     1999            1998                  1999        1998
                                                                     ----            ----                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in net assets resulting from operations........  $  34,894,218   $  20,235,737      $  54,620,498   $  37,340,940
  Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments....................................   (135,811,424)   (105,182,662)      (269,826,761)   (220,297,294)
   Decrease (increase) in other assets........................     (5,840,720)        353,323         (7,575,804)       (236,657)
   Decrease (decrease) in payable for securities transactions.      4,201,737       4,723,995          4,258,977       4,713,532
   Increase (decrease) in other liabilities...................      1,179,940        (448,059)         2,053,696         178,590
   Increase (decrease) in minority interest...................    (16,933,387)        589,478        (19,913,592)        311,757
                                                                -------------   -------------      -------------   -------------
                                             NET CASH USED IN
                                         OPERATING ACTIVITIES    (118,309,636)    (79,728,188)      (236,382,986)   (177,989,132)
                                                                -------------   -------------      -------------   -------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums....................................................     32,014,869      22,306,920         61,559,407      46,171,227
  TIAA seed money withdrawn--Note 1...........................              -     (25,951,148)                 -     (55,793,541)
  Net transfers from TIAA.....................................      9,747,102       7,461,971         18,735,361      22,583,844
  Net transfers from CREF Accounts............................     83,827,214      79,607,923        171,726,279     171,981,320
  Annuity and other periodic payments.........................       (982,998)       (468,272)        (2,060,852)       (951,918)
  Withdrawals.................................................     (6,072,978)     (2,773,722)       (13,287,348)     (5,658,092)
  Death benefits..............................................       (281,555)        (87,512)          (862,204)       (134,088)
                                                                -------------   -------------      -------------   -------------
                                         NET CASH PROVIDED BY
                                     PARTICIPANT TRANSACTIONS     118,251,654      80,096,160        235,810,643     178,198,752
                                                                -------------   -------------      -------------   -------------
                              NET INCREASE (DECREASE) IN CASH         (57,982)        367,972           (572,343)        209,620
CASH
  Beginning of period.........................................         57,982         249,246            572,343         407,598
                                                                -------------   -------------      -------------   -------------
  End of period...............................................  $           -   $     617,218      $           -   $     617,218
                                                                =============   =============      =============   =============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, LLC, a wholly-owned subsidiary of the Account, began operations in July 1996 and holds one property in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 100% interest, began operations in March 1997 and holds seven office buildings throughout the United States. Prior to April 30, 1999, when the Account purchased the remaining 10% interest, the Account had a 90% interest in Light Street. Teachers REA II, LLC, a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly-owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units shared in the prorata investment experience of the Account and are subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets have been growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units at a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals were made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. At December 31, 1998, all of TIAA's Accumulation Units had been withdrawn.

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

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2--Significant Accounting Policies - (Concluded)

Basis of Presentation: The accompanying consolidated financial statements include the Account and its wholly-owned subsidiaries, Teachers REA, LLC, Teachers REA II, LLC, Teachers REA III, LLC, Inc. and Light Street. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, the Account is taxed as a segregated asset account of TIAA. The Account should incur no material federal income tax attributable to the net investment experience of the Account.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the six months ended June 30, 1999, amounted to $345,928 for investment advisory expenses and $104,673 for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate property which was purchased during the six months ended June 30, 1999 been acquired at the beginning of the period (January 1, 1999), rental income and real estate property level expenses and taxes for the six months ended June 30, 1999 would have increased by approximately $2,940,000 and $1,625,000, respectively. In addition, interest income for the six months ended June 30, 1999 would have decreased by approximately $1,328,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 1999 would have been a decrease of approximately $13,000, if the real estate property acquired during the six months ended June 30, 1999 had been acquired at the beginning of the period. Several of these properties had little or no net rental activity prior to purchase by the Account because they were recently constructed. In such cases, there was little or no real estate income to offset the proforma decline in interest income, resulting in a net decrease in net investment income from this calculation. This decrease is not indicative of expected future results because all of these properties were substantially rented at the time of purchase.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                Years Ending
                December 31,
                ------------
                1999                               $  57,065,000
                2000                                  58,569,000
                2001                                  48,242,000
                2002                                  41,117,000
                2003                                  33,267,000
                Thereafter                           114,343,000
                                                    ------------
                Total                               $352,603,000
                                                    ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                                        July 3, 1995
                                                 For the                                              (Commencement of
                                             Six Months Ended          For the Years Ended              Operations) to
                                            June 30, 1999 (1)              December 31              December 31, 1995 (1)
                                            -----------------          -------------------          ---------------------
                                               (Unaudited)         1998        1997        1996
                                                                   ----        ----        ----

Per Accumulation Unit Data:
  Rental income.............................    $  5.229        $ 10.425    $  7.288    $  6.012           $  0.159
  Real estate property
    level expenses and taxes................       1.681           3.403       2.218       1.850              0.042
                                                --------        --------    --------    --------           --------
                     Real estate income, net       3.548           7.022       5.070       4.162              0.117
  Dividends and interest....................       1.324           3.082       2.709       3.309              2.716
                                                --------        --------    --------    --------           --------
                                Total income       4.872          10.104       7.779       7.471              2.833
  Expenses charges (2)......................       0.476           0.808       0.580       0.635              0.298
                                                --------        --------    --------    --------           --------
                      Investment income, net       4.396           9.296       7.199       6.836              2.535
  Net realized and unrealized
    gains on investments....................       1.054           0.579       3.987       1.709              0.031
                                                --------        --------    --------    --------           --------
  Net increase in
    Accumulation Unit Value.................       5.450           9.875      11.186       8.545              2.566
  Accumulation Unit Value:
    Beginning of period.....................     132.172         122.297     111.111     102.566            100.000
                                                --------        --------    --------    --------           --------
    End of period...........................    $137.622        $132.172    $122.297    $111.111           $102.566
                                                ========        ========    ========    ========           ========
Total return................................       4.12%           8.07%      10.07%       8.33%              2.57%
Ratios to Average Net Assets:
    Expenses (2)............................       0.37%           0.64%       0.58%       0.61%              0.30%
    Investment income, net..................       3.24%           7.34%       7.25%       6.57%              2.51%
Portfolio turnover rate:
    Real estate properties..................       3.32%              0%          0%          0%                 0%
    Securities..............................      19.41%          24.54%       7.67%      15.04%                 0%
Thousands of Accumulation Units
    outstanding at end of period............     10,515           8,834       6,313       3,296              1,172

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 1999 would be $2.157 ($4.211, $2.798 and $2.485 for the years ended December 31, 1998, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 1999 would be 1.66% (3.32%, 2.82% and 2.39% for the years ended December 31, 1998, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                      Six Months                        Year
                                                         Ended                          Ended
                                                     June 30, 1999                December 31, 1998
                                                     -------------                -----------------
                                                      (Unaudited)
Accumulation Units:
  Credited for premiums.............................      456,466                        511,462
  Credited for transfers, net of disbursements and
     amounts applied to the Annuity Fund............    1,224,404                      2,009,434
  Outstanding:
     Beginning of year..............................    8,833,911                      6,313,015
                                                       ----------                      ---------
     End of period..................................   10,514,781                      8,833,911
                                                       ==========                      =========

Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 1999, the Account had five outstanding commitments to purchase real estate properties for approximately $298.2 million. During July 1999, three of these commitments resulted in purchases of real estate properties totaling $226.4 million. Also during July the Account purchased an additional real estate property for $65.9 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  June 30, 1999

REAL ESTATE PROPERTIES--60.46%
Location / Description                                        Value
----------------------                                        -----
Arizona:
     Biltmore Commerce Center - Office building............ $37,391,114
     Southbank Building - Office building..................  13,000,000
California:
     Eastgate Distribution Center - Industrial building....  13,200,000
     IDI California Portfolio - Industrial building........  36,500,000
     Ontario Industrial Properties - Industrial building...  24,650,000
     Westcreek - Apartments  ..............................  15,100,000
Colorado:
     Arapahoe Park East - Industrial building..............  11,750,000
     The Lodge at Willow Creek - Apartments................  29,000,000
     Monte Vista - Apartments............................    20,000,000
Florida:
     Corporate Center at Sawgrass - Office building........  14,000,000
     Golfview - Apartments................................   27,510,000
     The Greens at Metrowest - Apartments..................  14,100,000
     Plantation Grove - Shopping center....................   7,300,000
     Royal St. George - Apartments.........................  16,500,000
     Sawgrass Portfolio - Office building..................   9,608,160
     Westinghouse Facility - Industrial building...........   6,200,000
Georgia:
     Brixworth - Apartments................................  16,800,000
Illinois:
     Columbia Center III - Office building.................  41,000,000
     Glenpointe Business Park - Industrial building........  15,800,000
     Parkview Plaza - Office building......................  52,713,119
     Rockrun Business Park - Industrial building...........   9,350,000
     Rolling Meadows - Shopping center.....................  12,575,000
     Woodcreek Business Park - Industrial building.........   6,700,000
Kentucky:
     IDI Kentucky Portfolio - Industrial building..........  24,972,000
Iowa:
     Interstate Acres - Industrial Building................  14,293,900
Maryland:
     FedEx Distribution Facility - Industrial building.....   7,800,000
     Longview Executive Park - Office building.............  27,800,000
     Saks Distribution Center - Industrial building .......  30,000,000
Massachusetts:
     Two Newton Center - Office building...................  19,900,000
Michigan:
     Indian Creek - Apartments.............................  17,100,000
Minnesota
     Interstate Crossing - Industrial building.............   6,300,000
     River Road Distribution Center - Industrial building..   4,200,000
New Jersey:
     371 Hoes Lane - Office building.......................  16,800,000
New York:
     The Colorado - Apartments.............................  52,681,676
Nevada:
     UPS Distribution Facility - Industrial building.......  11,000,000

North Carolina:
     Lynwood Collection - Shopping center..................$  7,509,450
     Millbrook Collection - Shopping center................   7,100,000
Ohio:
     Bent Tree - Apartments ...............................  14,500,000
     Northmark Business Center - Office building...........  12,700,686

Oregon:
     Five Centerpointe - Office building...................  18,000,000
Pennsylvania:
     Lincoln Woods - Apartments ...........................  22,755,160
Texas:
     Butterfield Industrial Park - Industrial building.....   4,850,000(1)
     The Crest at Shadow Mountain - Apartments.............   9,700,000
     The Legends at Chase Oaks - Apartments................  28,300,000
Utah:
     USF&G Building - Office building......................   8,700,000
Virginia:
     Fairgate at Ballston - Office building................  30,500,000
     River Oaks - Shopping center..........................  12,492,839
Washington:
     The Bay Court at Harbour Pointe - Apartments..........  34,800,000
                                                            -----------
    TOTAL REAL ESTATE PROPERTIES (Cost $853,480,080)....... 895,503,104
                                                            -----------

(1)  Leasehold interest only.

MARKETABLE SECURITIES--39.54%

REAL ESTATE INVESTMENT TRUSTS--7.44%

 Shares   Issuer                                                Value
 ------   ------                                                -----
 89,900   AMB Property Corporation Series A..................  2,174,456
 30,000   Avalon Bay Communities, Inc. Pfd Series F..........    755,625
 50,000   Boston Properties, Inc.............................  1,793,750
120,000   Bradley Real Estate, Inc...........................  2,490,000
150,000   Brandywine Realty Trust............................  2,971,875
 80,000   Camden Property Trust..............................  2,220,000
200,000   Carramerica Realty Corporation, Pfd Series B.......  4,725,000
110,000   Centerpoint Properties Corp........................  4,028,750
 95,000   Colonial Properties Trust..........................  2,683,750
260,000   Cornerstone Properties, Inc........................  4,127,500
113,100   Corporate Office Properties Trust, Inc.............    926,006
 90,000   Developers Diversified Realty Corp.................  2,182,500
 50,000   Duke Realty Investments, Inc.......................  1,128,125
217,500   Equity Office Properties Trust.....................  5,573,438
200,000   Equity Office Properties Trust Pfd Series A........  5,150,000
130,000   Equity Residential Properties Trust................  5,858,125
100,000   Equity Residential, Pfd Series G...................  2,381,250
100,000   Equity Residential Properties, Pfd Series L........  2,231,250
 25,000   Federal Realty Investment Trust Pfd................    615,625
 50,000   Felcor Lodging Trust Inc...........................  1,037,500
100,000   First Industrial Realty Trust, Inc. Pfd............  2,506,250
 98,300   Gables Residential Trust, Pfd Series A.............  2,377,631
 80,000   Hospitality Properties Trust.......................  2,170,000
 20,000   Host Marriot Corp..................................    237,500
 68,000   Lasalle Hotel Properties...........................  1,041,250
160,000   Macerich Company...................................  4,200,000
 69,559   New Plan Excel Realty Trust........................  1,252,062
 19,900   Prologis Trust-Pfd Series A........................    497,500
136,400   Public Storage, Inc................................  3,819,200
 78,900   Rouse Company......................................  2,002,088

 Shares   Issuer                                                 Value
 ------   ------                                                 -----
240,000   Simon Property Group, Inc.........................  $6,090,000
100,000   Spieker Properties, Inc...........................   3,887,500
140,000   Starwood Hotels & Resorts Worldwide...............   4,278,750
 70,000   Storage USA, Inc..................................   2,231,250
150,000   Taubman Centers, Inc..............................   1,978,125
 35,000   Taubman Centers, Inc Pfd Series A.................     802,812
162,000   Trinet Corporation Realty Trust, Inc..............   4,485,375
 26,000   Trinet Corporate Realty Trust, Pfd Class B........     580,125
 96,600   United Dominion Realty Trust, Inc.................   2,415,000
130,400   Urban Shopping Centers, Inc.......................   4,107,600
135,000   Weeks Corp........................................   4,117,500
                                                             -----------

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $116,589,747)..... 110,132,043
                                                             -----------

CORPORATE BONDS-- 0.67%

Principal     Issuer, Coupon and Maturity Date
---------     --------------------------------
$  5,000,000  Avco Financial Services, Inc.
               5.75% 01/23/01...............................  4,954,350
   5,000,000  Ford Motor Credit Co.
               5.75% 01/25/01...............................  4,965,300
                                                            -----------

TOTAL CORPORATE BONDS   (Cost $10,034,650)..................  9,919,650
                                                            -----------

GOVERNMENT AGENCIES--14.67%

Principal     Issuer, Coupon and Maturity Date                  Value
---------     --------------------------------                  -----
   5,800,000  Federal Farm Credit Banks
               4.75% 07/06/99...............................  5,795,341
   6,558,000  Federal Home Loan Banks
               4.80% 08/13/99...............................  6,517,763
  22,600,000  Federal Home Loan Banks
               4.83% 07/09/99............................... 22,572,598
   6,000,000  Federal Home Loan Banks
               4.70% 07/02/99...............................  5,998,393
  10,000,000  Federal Home Loan Mortgage Corporation
               4.74% 11/04/99...............................  9,817,261
  10,000,000  Federal Home Loan Mortgage Corporation
               4.72% 11/02/99...............................  9,820,139
   4,200,000  Federal Home Loan Mortgage Corporation
               4.70% 10/13/99...............................  4,136,545
  10,700,000  Federal Home Loan Mortgage Corporation
               4.72% 09/07/99............................... 10,597,048
  16,950,000  Federal Home Loan Mortgage Corporation
               4.94% 09/03/99............................... 16,796,367
   3,000,000  Federal Home Loan Mortgage Corporation
               4.96% 09/01/99...............................  2,973,645
  11,300,000  Federal Home Loan Mortgage Corporation
               4.74% 08/26/99............................... 11,210,184
  12,000,000  Federal Home Loan Mortgage Corporation
               4.73% 08/19/99............................... 11,916,334
   9,782,000  Federal Home Loan Mortgage Corporation
               4.80% 07/09/99...............................  9,770,139
  13,200,000  Federal Home Loan Mortgage Corporation
               4.70% 07/09/99............................... 13,183,995
   6,000,000  Federal Home Loan Mortgage Corporation
               4.83% 07/02/99...............................  5,998,393
   5,858,000  Federal National Mortgage Association
               4.80% 08/17/99...............................  5,818,791

Principal     Issuer, Coupon and Maturity Date                  Value
---------     --------------------------------                  -----
$  6,600,000  Federal National Mortgage Association
               4.74% 08/13/99............................... $6,559,505
     722,000  Federal National Mortgage Association
               4.64% 08/13/99...............................    717,570
  57,065,000  Federal National Mortgage Association
               4.76% 07/06/99............................... 57,019,160

TOTAL GOVERNMENT AGENCIES   (Amortized cost $217,311,690)...217,219,171
                                                            -----------

COMMERCIAL PAPER--16.76%

Principal     Issuer, Coupon and Maturity Date                       Value
---------     --------------------------------                       -----
  5,850,000   American Home Products
               4.78% 07/06/99.................................      5,844,423
  8,700,000   American Telephone & Telegraph Co
               4.83% 08/06/99.................................      8,653,325
 15,000,000   Bellsouth Communications, Inc.
               5.3% 07/02/99..................................     14,995,233
 13,300,000   DaimlerChrysler North America Holding
               4.80% 07/14/99.................................     13,272,845
 15,000,000   Delaware Funding Corporation
               4.81% 07/20/99.................................     14,956,500
 10,000,000   Detroit Edison Co.
               5.45% 07/06/99.................................      9,990,217
  9,350,000   Equilon Enterprises LLC
               5.02% 08/10/99.................................      9,294,414
  9,600,000   First National Bank of Chicago
               4.89% 07/19/99.................................      9,598,032
 15,000,000   General Mills
               4.77% 07/12/99.................................     14,973,750
 15,000,000   International Business Machines
               4.79% 07/01/99.................................     14,997,551
 15,000,000   Johnson & Johnson
               4.76% 08/09/99.................................     14,913,000
  3,800,000   McCormick & Co., Inc.
               4.80% 09/14/99.................................      3,757,723
 12,000,000   McGraw Hill, Inc.
               4.76% 08/04/99.................................     11,939,100
  2,775,000   Motiva Enterprises
               5.01% 08/13/99.................................      2,757,295
  3,500,000   National Rural Utilities Coop Finance
               4.77% 07/21/99.................................      3,489,343
 11,000,000   Northern Indiana Public Service
               5.02% 07/08/99.................................     10,987,166
 10,000,000   Park Avenue Receivables Corporation
               5.05% 07/20/99.................................      9,971,000
 11,825,000   Pfizer, Inc
               4.85% 07/06/99.................................     11,813,727
 14,500,000   Pitney Bowes, Inc.
               5.25% 07/06/99.................................     14,486,177
  2,500,000   Portland General Electric Co.
               5.05% 07/20/99.................................      2,492,750
 10,000,000   Raytheon Co
               5.15% 07/01/99.................................      9,998,311
 10,000,000   Raytheon Co
               5.10% 07/01/99.................................      9,998,311
 10,039,000   Receivables Capital Corp.
               5.05% 08/12/99.................................      9,976,407
    350,000   Receivable Capital Corp.
               5.35% 07/06/99.................................        349,666


$ 9,050,000   Saint Paul Companies
               5.75% 07/01/99.................................      9,048,522
  5,850,000   Walt Disney Co.
                4.79% 11/01/99................................      5,742,802
                                                               --------------
  TOTAL COMMERCIAL PAPER    (Amortized cost $248,385,373).....    248,297,590
                                                               --------------

TOTAL MARKETABLE SECURITIES (Cost $592,321,460)...............    585,568,454
                                                               --------------

TOTAL INVESTMENTS--100.00% (Cost $1,445,801,540).............. $1,481,071,558
                                                               ==============

                See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         At June 30, 1999, the TIAA Real Estate Account had acquired a total of 48 real estate properties, including thirteen office properties, sixteen industrial properties, five neighborhood shopping centers and fourteen apartment complexes, representing 60.5% of the Account's total investment portfolio. The Account also held investments in commercial paper, representing 16.7% of the portfolio, U.S. government agency securities, representing 14.7% of the portfolio, real estate investment trusts (REITs), representing 7.4% of the portfolio and corporate bonds, representing 0.7% of the portfolio.

         The Account purchased one office property and one residential complex during the second quarter of 1999. Since the end of the quarter, the Account purchased four additional office properties for purchase prices totaling approximately $292,314,000. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

         Through April 30, 1999, the Account owned a controlling 90% interest in a partnership owning seven office buildings throughout the U.S. Consistent with generally accepted accounting principles (GAAP), the Account's consolidated financial statements to that date reflected 100% of the value of the partnership's assets, with the 10% partner's interest reflected as a minority interest. On April 30, 1999, the Account purchased the 10% minority interest of the other partner in the partnership through a wholly-owned subsidiary.

Results of Operations

Six Months Ended June 30, 1999 Compared to
 Six Months Ended June 30, 1998

         The Account's total net return was 4.12% for the six months ended June 30, 1999 and 4.18% for the same period in 1998. This slight decrease was due in part to the fact that short-term interest rates declined during the first six months of 1999, and the Account's properties taken together had greater appreciation in the first six months of 1998 compared with the same period of 1999. The Account's net investment income, after deduction of all expenses, was $45,568,234 for the six months ended June 30, 1999 and $33,166,118 for the six months ended June 30, 1998, a 37% increase. This increase was the result of a 48% increase in net assets and a 50% increase in the Account's real estate holdings from June 30, 1998 to June 30, 1999.

         The Account had net realized and unrealized gains on investments of $7,687,645 and $5,751,177 for the six months ended June 30, 1999 and June 30, 1998, respectively. This increase was due to several factors. The increase in market value of the Account's REIT holdings resulted in net unrealized appreciation of $4,254,526 for first six months of 1999 as compared with an unrealized loss of $7,403,437 on the Account's marketable securities for the same period of 1998. The Account's net unrealized appreciation on its real estate investments went down by $2,386,333 during the first six months of 1999, compared with an increase of $12,823,405 in the same period of 1998. This difference was due in part to the fact that real estate owned by the Account at June 30, 1998 had appreciated more during the first six months of 1998 than the real estate owned by the Account at June 30, 1999 had appreciated during the first six months of 1999. In addition, during the first quarter of 1999, the Account sold the Metro Center office property and realized a gain of $6,205,560; in realizing the gain, however, unrealized appreciation on the Account's properties was reduced by $5,297,605. The Account's other properties appreciated in value by $2,911,272 during the first six months of 1999.

         The Account's real estate holdings generated approximately 73% and 69% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 1999 and June 30, 1998, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

         Gross real estate rental income was $54,196,751 for the six months ended June 30, 1999 and $37,656,247 for the same period in 1998. This increase was primarily due to the increase in the number of properties owned by the Account - from 37 properties as of June 30, 1998 to 48 properties as of June 30, 1999. Interest income on the Account's short- and intermediate- term investments for the six months ended June 30, 1999 and June 30, 1998 totaled $9,773,575 and $7,225,583, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $3,952,403 and $3,856,819, respectively, for the same periods. Shares of REITs totaled 7.4% of the Account investments as of June 30, 1999 and 12.8% as of June 30, 1998.

         Total property level expenses for the six months ended June 30, 1999 were $17,424,461 of which $5,878,391 was attributable to real estate taxes and $11,546,070 represented operating expenses. Total property level expenses for the six months ended June 30, 1998 were $12,474,350, of which $4,346,105 was attributable to real estate taxes and $8,128,245 was attributable to operating expenses. The increase in property level expenses during the first six months of 1999 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the six months ended June 30, 1999 and 1998 of $2,422,056 and $1,522,547, respectively, for investment advisory services, $1,752,132 and $1,225,605, respectively, for administrative and distribution services and $755,846 and $350,029, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased as a result of the larger net asset base in the Account.

Three Months Ended June 30, 1999 Compared to
  Three Months Ended June 30, 1998

         The Account's total net return was 2.51% for the three months ended June 30, 1999 and 2.13% for the same period in 1998. This difference was due to the increase in value of the Account's marketable securities during the three months ended June 30, 1999 compared to the same period of 1998. The Account's net investment income, after deduction of all expenses, was $23,375,431 for the three months ended June 30, 1999 and $18,180,455 for the three months ended June 30, 1998, a 29% increase. This increase was the result of a 48% increase in net assets and a 50% increase in the Account's real estate holdings from June 30, 1998 to June 30, 1999.

         The Account had net realized and unrealized gains on investments of $9,751,015 and $3,107,941 for the three months ended June 30, 1999 and June 30, 1998, respectively. This increase was primarily the result of the net increase in unrealized appreciation of the Account's marketable securities. The Account posted net unrealized gains on its real estate investments of $2,496,507 and $9,181,292 in the three months ended June 30, 1999 and June 30, 1998, respectively. It also posted net unrealized gains on its marketable securities of $7,041,473 during the second quarter of 1999, as compared with net unrealized losses of $6,144,677 during the same period in 1998, resulting primarily from fluctuations in the market value of the Account's REIT holdings.

         The Account's real estate holdings generated approximately 72% and 69% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 1999 and June 30, 1998, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $27,997,860 for the three months ended June 30, 1999 and $20,002,915 for the same period in 1998. The higher real estate income for the three months ended June 30, 1999 was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate- term investments for the three months ended June 30, 1999 and June 30, 1998 totaled $5,409,410 and $4,007,501, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $1,908,101 and $2,087,297, respectively, for the same periods.

         Total property level expenses for the three months ended June 30, 1999 were $9,170,785, of which $3,205,340 was attributable to real estate taxes and $5,965,445 represented operating expenses. Total property level expenses for the three months ended June 30, 1998 were $6,180,130, of which $2,128,003 was attributable to real estate taxes and $4,052,127 was attributable to operating expenses. The increase in property level expenses during the three month period ended June 30, 1999 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the three months ended June 30, 1999 and 1998 of $1,377,170 and $824,282, respectively, for investment advisory services, $947,042 and $718,609, respectively, for administrative and distribution services and $444,943 and $194,237, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended June 30, 1999 over the three months ended June 30, 1998.

Liquidity and Capital Resources

         Since September 16, 1996, TIAA had been redeeming the accumulation units related to its $100 million seed money investment in the Account in accordance with a repayment schedule approved by the New York Insurance Department. At June 30, 1998, the Account had redeemed $101,002,865 of its seed money investment. By the end of 1998, the Account had redeemed its entire seed money investment.

         For the six months ended June 30, 1999 and 1998, the Account received $61,559,407 and $46,171,227, respectively, in premiums and $190,461,640 and
$194,565,164, respectively, in net participant transfers from other TIAA and CREF accounts. The increase in premium income is primarily due to the growing number of participants in the Account.

         At June 30, 1999 and June 30, 1998, the Account's liquid assets (i.e., its REITs, short-and intermediate-term investments, government securities and cash) had a value of $585,568,454 and $423,876,467, respectively. The REIT holdings at June 30, 1999 and June 30, 1998 were $110,132,043 and $130,329,477, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

         TIAA is dedicated to providing uninterrupted, high-quality service before, during, and after the Year 2000. To achieve this goal, we have developed and have been actively carrying out an extensive Year 2000 plan to remediate, test and certify all internal computer systems, and to verify, to the extent possible, that external service providers will be ready for the Year 2000. To date, we have completed testing and initial certification of our mission critical internal corporate systems. We are in the process of testing the critical interfaces we have with our major service providers, vendors, and suppliers. In particular, TIAA has been actively working with all those responsible for property computer systems, i.e., management companies and certain tenants, to assure that they have developed and are implementing plans to remediate and test property systems in a timely manner. In addition, we are making contingency plans intended to lessen the effect unexpected systems failures (internal and external) may have on operations.

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

  (a) EXHIBITS

      (3)   (A) Charter of TIAA (as amended)*

            (B) Bylaws of TIAA (as amended)**

      (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements*

            (B)   Forms of Income-Paying Contracts *

     (10)   (A) Independent Fiduciary Agreement by and among TIAA, the
                Registrant, and Institutional Property Consultants, Inc.***

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

(b) REPORTS ON 8-K. The Account filed a report on Form 8-K on July 8, 1999 under
Item 5 of the form with respect to the acquisition of a property for its portfolio.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 10, 1999
                           TIAA REAL ESTATE ACCOUNT

                           By:  TEACHERS INSURANCE AND ANNUITY
                                ASSOCIATION OF AMERICA

                           By:  /s/ Peter C. Clapman
                                --------------------------------
                                Peter C. Clapman
                                Senior Vice President and
                                Chief Counsel, Investments



DATE: August 10, 1999
                           By:  /s/ Richard L. Gibbs
                                --------------------------------
                                Richard L. Gibbs
                                Executive Vice President
                                (Principal Accounting Officer)