Form 10-Q
period 1999-09-30
TIAA REAL ESTATE ACCOUNT
filed 1999-11-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

        Yes  [X]                    No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               SEPTEMBER 30, 1999

                                                                                        Page
                                                                                        ----
Consolidated Statements of Assets and Liabilities......................................   3

Consolidated Statements of Operations..................................................   4

Consolidated Statements of Changes in Net Assets.......................................   5

Consolidated Statements of Cash Flows..................................................   6

Notes to Consolidated Financial Statements.............................................   7

Consolidated Statement of Investments..................................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                          September 30,         December 31,
                                                                                               1999                 1998
                                                                                          --------------       --------------
                                                                                            (Unaudited)
ASSETS
  Investments, at value:
   Real estate properties
    (cost:  $1,201,446,196 and $775,801,883)..................................            $1,249,166,153       $  820,211,240
   Marketable securities
    (cost:  $354,774,251 and $402,041,089)....................................               336,293,946          391,033,557
   Cash.......................................................................                   817,851              572,343
   Other......................................................................                28,704,442           17,786,291
                                                                                          --------------       --------------
                                                                  TOTAL ASSETS             1,614,982,392        1,229,603,431
                                                                                         ---------------       --------------
LIABILITIES
  Accrued real estate property level expenses and taxes.......................                18,431,097           11,432,529
  Security deposits held......................................................                 3,094,628            1,890,423
                                                                                          --------------       --------------
                                                             TOTAL LIABILITIES                21,525,725           13,322,952
                                                                                          --------------       --------------
MINORITY INTEREST                                                                                      -           19,913,592
                                                                                          --------------       --------------
NET ASSETS
  Accumulation Fund...........................................................             1,544,372,745        1,167,591,317
  Annuity Fund................................................................                49,083,922           28,775,570
                                                                                          --------------       --------------
                                                              TOTAL NET ASSETS            $1,593,456,667       $1,196,366,887
                                                                                          ==============       ==============
NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7.......................                11,068,765            8,833,911
                                                                                              ==========            =========
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6................................                   $139.53              $132.17
                                                                                                 =======              =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30                      September 30
                                                                     ---------------------------       ---------------------------
                                                                         1999            1998              1999            1998
                                                                         ----            ----              ----            ----
INVESTMENT INCOME
  Real estate income, net:
   Rental income.................................................    $37,182,213     $20,564,416       $91,378,964     $58,220,663
                                                                     -----------     -----------       -----------     -----------
   Real estate property level expenses and taxes:
     Operating expenses..........................................      7,484,048       4,428,664        19,030,118      12,556,909
     Real estate taxes...........................................      4,818,340       2,440,211        10,696,731       6,786,316
                                                                     -----------     -----------       -----------     -----------
              Total real estate property level expenses and taxes     12,302,388       6,868,875        29,726,849      19,343,225
                                                                     -----------     -----------       -----------     -----------

                                          Real estate income, net     24,879,825      13,695,541        61,652,115      38,877,438
Interest.........................................................      3,371,143       4,097,962        13,144,718      11,323,545
Dividends........................................................      1,954,756       2,256,331         5,907,159       6,113,150
                                                                     -----------     -----------       -----------     -----------
                                                     TOTAL INCOME     30,205,724      20,049,834        80,703,992      56,314,133
                                                                     -----------     -----------       -----------     -----------
Expenses--Note 3:
  Investment advisory charges....................................        886,712         827,691         3,308,768       2,350,238
  Administrative and distribution charges........................        885,890         642,375         2,638,022       1,867,980
  Mortality and expense risk charges.............................        272,184         181,414           739,137         481,849
  Liquidity guarantee charges....................................        117,089          19,415           405,982          69,009
                                                                     -----------     -----------       -----------     -----------
                                                   TOTAL EXPENSES      2,161,875       1,670,895         7,091,909       4,769,076
                                                                     -----------     -----------       -----------     -----------
                                           INVESTMENT INCOME, NET     28,043,849      18,378,939        73,612,083      51,545,057
                                                                     -----------     -----------       -----------     -----------
REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on:
   Real estate properties........................................           -               -            6,205,560            -
   Marketable securities.........................................       (827,090)     (2,736,288)       (1,213,198)     (2,405,079)
                                                                     -----------     -----------       -----------     -----------
                          Net realized gain (loss) on investments       (827,090)     (2,736,288)        4,992,362      (2,405,079)
                                                                     -----------     -----------       -----------     -----------
  Net change in unrealized appreciation (depreciation) on:
   Real estate properties........................................      5,696,933      16,112,956         3,310,600      28,936,361
   Marketable securities.........................................    (11,727,299)    (10,132,955)       (7,472,773)    (17,536,392)
                                                                     -----------     -----------       -----------     -----------
             Net change in unrealized appreciation (depreciation)
                                                   on investments     (6,030,366)      5,980,001        (4,162,173)     11,399,969
                                                                     -----------     -----------       -----------     -----------

                          NET REALIZED AND UNREALIZED GAIN (LOSS)
                                                   ON INVESTMENTS     (6,857,456)      3,243,713           830,189       8,994,890
                                                                     -----------     -----------       -----------     -----------
                        NET INCREASE IN NET ASSETS RESULTING FROM
                              OPERATIONS BEFORE MINORITY INTEREST     21,186,393      21,622,652        74,442,272      60,539,947
Minority interest in net increase in net assets
   resulting from operations.....................................          -          (1,396,577)        1,364,619      (2,972,932)
                                                                     -----------     -----------       -----------     -----------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS    $21,186,393     $20,226,075       $75,806,891     $57,567,015
                                                                     ===========     ===========       ===========     ===========

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                           September 30
                                                              --------------------------------     --------------------------------
                                                                  1999              1998                  1999            1998
                                                                  ----              ----                  ----            ----
FROM OPERATIONS
  Investment income, net..................................    $   28,043,849    $   18,378,939     $   73,612,083    $   51,545,057
  Net realized gain (loss) on investments.................          (827,090)       (2,736,288)         4,992,362        (2,405,079)
  Net change in unrealized appreciation (depreciation)
   on investments.........................................        (6,030,366)        5,980,001         (4,162,173)       11,399,969
  Minority interest in net increase in net assets
   resulting from operations..............................             -            (1,396,577)         1,364,619        (2,972,932)
                                                              --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS
                                 RESULTING FROM OPERATIONS        21,186,393        20,226,075          75,806,891       57,567,015
                                                              --------------    --------------     --------------    --------------
FROM PARTICIPANT TRANSACTIONS
  Premiums................................................        30,175,399        19,966,212         91,734,806        66,137,439
  TIAA seed money withdrawn--Note 1.......................             -           (12,511,192)             -           (68,304,733)
  Net transfers from (to) TIAA............................         3,589,292        (1,483,703)        22,324,653        21,100,141
  Net transfers from CREF Accounts........................        60,732,012        26,228,774        232,458,291       198,210,094
  Annuity and other periodic payments.....................        (1,171,035)         (543,326)        (3,231,887)       (1,495,244)
  Withdrawals.............................................        (7,715,984)       (4,440,177)       (21,003,332)      (10,098,269)
  Death benefits..........................................          (137,438)         (450,061)          (999,642)         (584,149)
                                                              --------------    --------------     --------------    --------------
                      NET INCREASE IN NET ASSETS RESULTING
                             FROM PARTICIPANT TRANSACTIONS        85,472,246        26,766,527        321,282,889       204,965,279
                                                              --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS       106,658,639        46,992,602        397,089,780       262,532,294
NET ASSETS
  Beginning of period.....................................     1,486,798,028     1,001,358,407      1,196,366,887       785,818,715
                                                              --------------    --------------     --------------    --------------
  End of period...........................................    $1,593,456,667    $1,048,351,009     $1,593,456,667    $1,048,351,009
                                                              ==============    ==============     ==============    ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30                      September 30
                                                                   -----------------------------    ------------------------------
                                                                        1999            1998              1999            1998
                                                                        ----            ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations.........     $  21,186,393    $ 20,226,075    $  75,806,891    $  57,567,015
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments....................................      (104,388,541)    (44,457,246)    (374,215,302)    (264,754,540)
   Decrease (increase) in other assets........................        (3,342,347)         68,076      (10,918,151)        (168,581)
   Decrease in payable for securities transactions ...........        (4,258,977)     (4,723,995)            -             (10,463)
   Increase in other liabilities..............................         6,149,077         466,011        8,202,773          644,601
   Increase (decrease) in minority interest...................              -          1,043,889      (19,913,592)       1,355,646
                                                                   -------------    ------------    -------------    -------------
                                              NET CASH USED IN
                                          OPERATING ACTIVITIES       (84,654,395)    (27,377,190)    (321,037,381)     205,366,322)
                                                                   -------------    ------------    -------------    -------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums....................................................        30,175,399      19,966,212       91,734,806       66,137,439
  TIAA seed money withdrawn--Note 1...........................              -        (12,511,192)            -         (68,304,733)
  Net transfers from (to) TIAA................................         3,589,292      (1,483,703)      22,324,653       21,100,141
  Net transfers from CREF Accounts............................        60,732,012      26,228,774      232,458,291      198,210,094
  Annuity and other periodic payments.........................        (1,171,035)       (543,326)      (3,231,887)      (1,495,244)
  Withdrawals.................................................        (7,715,984)     (4,440,177)     (21,003,332)     (10,098,269)
  Death benefits..............................................          (137,438)       (450,061)        (999,642)        (584,149)
                                                                   -------------    ------------    -------------    -------------
                                          NET CASH PROVIDED BY
                                      PARTICIPANT TRANSACTIONS        85,472,246      26,766,527      321,282,889      204,965,279
                                                                   -------------    ------------    -------------    -------------
                               NET INCREASE (DECREASE) IN CASH           817,851        (610,663)         245,508         (401,043)
CASH
  Beginning of period.........................................              -            617,218          572,343          407,598
                                                                   -------------    ------------    -------------    -------------
  End of period...............................................     $     817,851    $      6,555    $     817,851    $       6,555
                                                                   =============    ============    =============    =============

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

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the former minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the nine months ended September 30, 1999, amounted to $345,928 for investment advisory expenses and $104,673 for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.


Note 4--Real Estate Properties

Had the Account's real estate property which was purchased during the nine months ended September 30, 1999 been acquired at the beginning of the period (January 1, 1999), rental income and real estate property level expenses and taxes for the nine months ended September 30, 1999 would have increased by approximately $25,856,000 and $9,934,000, respectively. In addition, interest income for the nine months ended September 30, 1999 would have decreased by approximately $12,875,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 1999 would have been an increase of approximately $3,047,000, if the real estate property acquired during the nine months ended September 30, 1999 had been acquired at the beginning of the period. Several of these properties had little or no net rental activity prior to purchase by the Account because they were recently constructed. In such cases, there was little or no real estate income to offset the proforma decline in interest income, resulting in a net decrease in net investment income from this calculation. This increase is not indicative of expected future results because all of these properties were substantially rented at the time of purchase.


Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                   Years Ending
                   December 31,
                   ------------
                   1999                                $ 65,069,000
                   2000                                  86,257,000
                   2001                                  75,719,000
                   2002                                  65,102,000
                   2003                                  55,097,000
                   Thereafter                           174,351,000
                                                       ------------
                   Total                               $521,595,000
                                                       ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                              For the                    For the Years Ended                    July 3, 1995
                                            Nine Months                       December 31                    (Commencement of
                                               Ended               --------------------------------             Operations) to
                                        September 30, 1999 (1)       1998         1997       1996           December 31, 1995 (1)
                                        ----------------------       ----         ----       ----           ---------------------
                                             (Unaudited)
Per Accumulation Unit Data:
  Rental income......................        $  8.663              $ 10.425    $  7.288    $  6.012               $  0.159
  Real estate property
    level expenses and taxes ........           2.818                 3.403       2.218       1.850                  0.042
                                             --------              --------    --------    --------               --------
              Real estate income, net           5.845                 7.022       5.070       4.162                  0.117
  Dividends and interest.............           1.806                 3.082       2.709       3.309                  2.716
                                             --------              --------    --------    --------               --------
                         Total income           7.651                10.104       7.779       7.471                  2.833
  Expenses charges (2)...............           0.673                 0.808       0.580       0.635                  0.298
                                             --------              --------    --------    --------               --------
               Investment income, net           6.978                 9.296       7.199       6.836                  2.535
  Net realized and unrealized
    gain on investments..............           0.375                 0.579       3.987       1.709                  0.031
                                             --------              --------    --------    --------               --------
  Net increase in
    Accumulation Unit Value..........           7.353                 9.875      11.186       8.545                  2.566
  Accumulation Unit Value:
    Beginning of period..............         132.172               122.297     111.111     102.566                100.000
                                             --------              --------    --------    --------               --------
    End of period....................        $139.525              $132.172    $122.297    $111.111               $102.566
                                             ========              ========    ========    ========               ========
Total return.........................           5.56%                 8.07%      10.07%       8.33%                  2.57%
Ratios to Average Net Assets:
    Expenses (2).....................           0.50%                 0.64%       0.58%       0.61%                  0.30%
    Investment income, net...........           5.21%                 7.34%       7.25%       6.57%                  2.51%
Portfolio turnover rate:
    Real estate properties...........           2.92%                    0%          0%          0%                      0%
    Securities.......................          25.95%                24.54%       7.67%      15.04%                      0%
Thousands of Accumulation Units
    outstanding at end of period.....         11,069                 8,834       6,313       3,296                   1,172


(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 1999 would be $3.491 ($4.211, $2.798 and $2.485 for the years ended December 31, 1998, 1997 and 1996, respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 1999 would be 2.61% (3.32%, 2.82% and 2.39% for the years ended December 31, 1998, 1997 and 1996, respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                           Nine Months                  Year
                                                              Ended                     Ended
                                                        September 30, 1999        December 31, 1998
                                                        ------------------        -----------------
                                                           (Unaudited)
Accumulation Units:
  Credited for premiums.............................          674,114                   511,462
Credited for transfers, net of disbursements and
  amounts applied to the Annuity Fund..............         1,560,740                 2,009,434
Outstanding:
  Beginning of year..............................           8,833,911                 6,313,015
                                                           ----------                 ---------
  End of period..................................          11,068,765                 8,833,911
                                                           ==========                 =========


Note 8--Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 1999, the Account had one outstanding commitment totaling approximately $15.2 million to purchase one real estate property. The property was purchased on October 15, 1999.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               September 30, 1999

REAL ESTATE PROPERTIES--78.79%

Location / Description                                                                                          Value
----------------------                                                                                          -----
Arizona:
     Biltmore Commerce Center - Office building.........................................................  $  38,500,000
     Southbank Building - Office building...............................................................     13,000,000
California:
     Eastgate Distribution Center - Industrial building.................................................     13,300,000
     IDI California Portfolio - Industrial building.....................................................     36,500,000
     Ontario Industrial Properties - Industrial building................................................     24,650,000
     Westcreek - Apartments  ...........................................................................     15,300,000
     Larkspur Courts - Apartments.......................................................................     53,039,488
     88 Kearny Street - Office building ................................................................     65,995,171
Colorado:
     Arapahoe Park East - Industrial building...........................................................     11,850,000
     The Lodge at Willow Creek - Apartments.............................................................     30,000,000
     Monte Vista - Apartments ..........................................................................     20,000,000
Florida:
     Corporate Center at Sawgrass - Office building.....................................................     14,200,000
     Golfview - Apartments .............................................................................     27,510,000
     The Greens at Metrowest - Apartments...............................................................     14,100,000
     Plantation Grove - Shopping center.................................................................      7,300,000
     Royal St. George - Apartments......................................................................     16,500,000
     Sawgrass Portfolio - Office building...............................................................      9,608,160
     Westinghouse Facility - Industrial building........................................................      6,200,000
Georgia:
     Brixworth - Apartments.............................................................................     16,900,000
Illinois:
     Columbia Center III - Office building..............................................................     41,403,925
     Glenpointe Business Park - Industrial building.....................................................     15,800,000
     Parkview Plaza - Office building...................................................................     52,452,871
     Rockrun Business Park - Industrial building........................................................      9,350,000
     Rolling Meadows - Shopping center..................................................................     12,335,000
     Woodcreek Business Park - Industrial building......................................................      6,600,000
Kentucky:
     IDI Kentucky Portfolio - Industrial building.......................................................     24,999,850
Iowa:
     Interstate Acres - Industrial building.............................................................     14,204,718
Maryland:
     FedEx Distribution Facility - Industrial building..................................................      7,800,000
     Longview Executive Park - Office building..........................................................     28,000,000
     Saks Distribution Center - Industrial building ....................................................     30,225,000
Massachusetts:
     Two Newton Center - Office building................................................................     20,333,867
Michigan:
     Indian Creek - Apartments..........................................................................     17,100,000
Minnesota:
     Interstate Crossing - Industrial building..........................................................      6,300,000
     River Road Distribution Center - Industrial building...............................................      4,262,168
Nevada:
     UPS Distribution Facility - Industrial building....................................................     11,000,000
New Jersey:
     371 Hoes Lane - Office building....................................................................     16,800,000
     10 Waterview Boulevard - Office building...........................................................     31,063,635

New York:
     The Colorado - Apartments..........................................................................  $  56,532,950
     780 Third Avenue - Office building.................................................................    162,000,000
North Carolina:
     Lynwood Collection - Shopping center...............................................................      7,500,000
     Millbrook Collection - Shopping center.............................................................      7,100,000
Ohio:
     Bent Tree - Apartments ............................................................................     14,500,000
     Northmark Business Center - Office building........................................................     12,700,000
Oregon:
     Five Centerpointe - Office building................................................................     18,000,000
Pennsylvania:
     Lincoln Woods - Apartments ........................................................................     22,750,000
Texas:
     Butterfield Industrial Park - Industrial building..................................................      4,850,000(1)
     The Crest at Shadow Mountain - Apartments..........................................................      9,700,000
     The Legends at Chase Oaks - Apartments.............................................................     27,800,000
Utah:
     USF&G Building - Office building...................................................................      8,700,000
Virginia:
     Fairgate at Ballston - Office building.............................................................     30,608,796
     River Oaks - Shopping center.......................................................................     12,503,714
     Monument Place - Office building...................................................................     34,616,910
Washington:
     The Bay Court at Harbour Pointe - Apartments.......................................................     34,819,930
                                                                                                          -------------
     TOTAL REAL ESTATE PROPERTIES   (Cost $1,201,446,196)...............................................  1,249,166,153
                                                                                                          -------------

(1)  Leasehold interest only.

MARKETABLE SECURITIES--21.21%

REAL ESTATE INVESTMENT TRUSTS--5.85%

 Shares            Issuer                                                                                Value
 ------            ------                                                                                -----
 89,900            AMB Property Corporation Series A............................................       1,932,850
 19,200            Avalon Bay Communities, Inc. Pfd Series F....................................         451,200
 46,800            Boston Properties, Inc.......................................................       1,436,175
112,400            Bradley Real Estate, Inc.....................................................       2,065,350
140,400            Brandywine Realty Trust......................................................       2,281,500
 34,900            Camden Property Trust........................................................         937,937
200,000            Carramerica Realty Corporation, Pfd Series B.................................       3,850,000
 98,000            Centerpoint Properties Corp..................................................       3,240,125
 88,900            Colonial Properties Trust....................................................       2,378,075
243,400            Cornerstone Properties, Inc..................................................       3,711,850
113,100            Corporate Office Properties Trust, Inc.......................................         855,319
 90,000            Developers Diversified Realty Corp...........................................       1,867,500
221,300            Duke-Weeks Realty Corp.......................................................       4,315,350
234,100            Equity Office Properties Trust...............................................       5,442,825
200,000            Equity Office Properties Trust Pfd Series A..................................       4,775,000
121,700            Equity Residential Properties Trust..........................................       5,157,037
100,000            Equity Residential, Pfd Series G.............................................       2,075,000
100,000            Equity Residential Properties, Pfd Series L..................................       2,150,000
 25,000            Federal Realty Investment Trust Pfd..........................................         462,500
 25,300            Felcor Lodging Trust Inc.....................................................         442,750
100,000            First Industrial Realty Trust, Inc. Pfd......................................       2,290,625
 98,300            Gables Residential Trust, Pfd Series A.......................................       1,953,712
 74,900            Hospitality Properties Trust.................................................       1,652,481
    700            Host Marriott Corp...........................................................           6,650

    Shares         Issuer                                                                                Value
    ------         ------                                                                                -----
     63,700        LaSalle Hotel Properties....................................................      $   824,119
    149,800        Macerich Company............................................................        3,464,125
     65,159        New Plan Excel Realty Trust.................................................        1,160,645
     19,900        Prologis Trust-Pfd Series A.................................................          477,600
    127,700        Public Storage, Inc.........................................................        3,216,444
     93,600        Rouse Company...............................................................        2,152,800
    280,900        Simon Property Group, Inc...................................................        6,302,694
    100,000        Spieker Properties, Inc.....................................................        3,468,750
    131,100        Starwood Hotels & Resorts Worldwide.........................................        2,925,169
     65,500        Storage USA, Inc............................................................        1,801,250
    140,400        Taubman Centers, Inc........................................................        1,614,600
     35,000        Taubman Centers, Inc Pfd Series A...........................................          669,375
    151,700        Trinet Corporation Realty Trust, Inc........................................        3,612,356
     26,000        Trinet Corporate Realty Trust, Pfd Class B..................................          468,000
     62,800        United Dominion Realty Trust, Inc...........................................        1,318,800
    122,100        Urban Shopping Centers, Inc.................................................        3,540,900
                                                                                                     -----------
TOTAL REAL ESTATE INVESTMENT TRUSTS    (Cost $111,036,870).....................................       92,749,438
                                                                                                     -----------
CORPORATE BONDS-- 0.62%
  Principal        Issuer, Coupon and Maturity Date                                                      Value
  ---------        --------------------------------                                                      -----
$ 5,000,000        Avco Financial Services, Inc.
                     5.75% 01/23/01............................................................        4,956,350
  5,000,000        Ford Motor Credit Co.
                     5.75% 01/25/01............................................................        4,960,000
                                                                                                     -----------
TOTAL CORPORATE BONDS   (Cost $10,034,650).....................................................        9,916,350
                                                                                                     -----------
GOVERNMENT AGENCIES--1.68%
  Principal        Issuer, Coupon and Maturity Date                                                      Value
  ---------        --------------------------------                                                      -----
  4,200,000        Federal Home Loan Mortgage Corporation
                     4.70% 10/13/99............................................................        4,192,169
    748,000        Federal Home Loan Mortgage Corporation
                     5.25% 10/14/99............................................................          746,504
 10,000,000        Federal Home Loan Mortgage Corporation
                     4.72% 11/02/99............................................................        9,952,578
 10,000,000        Federal Home Loan Mortgage Corporation
                     4.74% 11/04/99............................................................        9,949,717
  1,795,000        Federal National Mortgage Association
                     5.18% 11/02/99............................................................        1,786,511
                                                                                                     -----------
TOTAL GOVERNMENT AGENCIES   (Amortized cost $26,640,014).......................................       26,627,479
                                                                                                     -----------
COMMERCIAL PAPER--13.06%
  Principal        Issuer, Coupon and Maturity Date                                                      Value
  ---------        --------------------------------                                                      -----
 20,000,000        Asset Securitization Cooperative Corp
                     5.33% 10/12/99............................................................       19,963,599
  8,850,000        Conagra, Inc.
                     5.42% 10/05/99............................................................        8,843,087
  8,600,000        Corporate Asset Funding Corp., Inc.
                     5.34% 10/13/99............................................................        8,583,049
 10,000,000        Eastman Kodak Co.
                     5.30% 11/15/99............................................................        9,929,666
  5,600,000        Enterprise Funding Corporation
                     5.38% 11/22/99............................................................        5,554,637

  Principal        Issuer, Coupon and Maturity Date                                                      Value
  ---------        --------------------------------                                                      -----
$11,360,000        Gillette Co
                     5.57% 10/01/99............................................................   $   11,360,000
 13,125,000        GPU Capital, Inc.
                     5.56% 10/12/99............................................................       13,100,675
 20,000,000        GTE Corp.
                     5.39% 10/14/99............................................................       19,957,910
  8,350,000        Lockheed Martin
                     5.50% 10/01/99............................................................        8,348,682
  2,300,000        McGraw Hill, Inc.
                     5.12% 10/19/99............................................................        2,293,414
  1,590,000        National Rural Utilities COOP Finance
                     5.29% 11/16/99............................................................        1,578,574
 12,100,000        National Rural Utilities COOP Finance
                     5.31% 11/12/99............................................................       12,021,777
  7,000,000        Paccar Financial Corp.
                     5.29% 10/21/99............................................................        6,977,886
 18,250,000        Park Avenue Receivables Corp.
                     5.37% 10/08/99............................................................       18,227,856
 25,000,000        Park Avenue Receivables Corp.
                     5.37% 10/07/99............................................................       24,973,452
  7,370,000        Public Svc Elec & Gas Co.
                     5.45% 10/25/99............................................................        7,341,468
 12,365,000        SBC Communications Inc.
                     5.28% 11/18/99............................................................       12,272,358
 10,000,000        Toronto Dominion Holdings (U.S.)
                     5.32% 12/29/99............................................................        9,850,822
  5,850,000        Walt Disney Co.
                     4.79% 11/01/99............................................................        5,821,767
                                                                                                  --------------
TOTAL COMMERCIAL PAPER    (Amortized cost $207,062,717)........................................      207,000,679
                                                                                                  --------------
TOTAL MARKETABLE SECURITIES   (Cost $354,774,251)..............................................      336,293,946
                                                                                                  --------------
TOTAL INVESTMENTS--100.00%     (Cost $1,556,220,447)...........................................   $1,585,460,099
                                                                                                  ==============

                 See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        At September 30, 1999, the Account had acquired a total of 53 real estate properties, including seventeen office properties, sixteen industrial properties, five neighborhood shopping centers and fifteen apartment complexes representing 78.79% of the Account's total investment portfolio. The Account also held investments in commercial paper, representing 13.06% of the portfolio, real estate investment trusts (REITs), representing 5.85% of the portfolio, investments in U.S. government agencies, representing 1.68% of the portfolio, and corporate bonds, representing 0.62% of the portfolio.

        The Account purchased one apartment property and four office properties during the third quarter of 1999 and has purchased one additional office property and sold an apartment property since the end of the quarter. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

Results of Operations-Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        The Account's total net return was 5.56% for the nine months ended September 30, 1999 and 6.26% for the same period in 1998. This decline was due to the reduced amount of net realized and unrealized gains on investments during the 1999 period. The Account's net investment income, after deduction of all expenses, was $73,612,083 for the nine months ended September 30, 1999 and $51,545,057 for the same period in 1998, a 43% increase. This increase was primarily the result of a 52% increase in net assets from September 30, 1998 to September 30, 1999.

        The Account had net realized and unrealized gains on investments of $830,189 and $8,994,890 for the nine months ended September 30, 1999 and September 30, 1998, respectively. This decrease was due to several factors. The Account's net realized and unrealized appreciation on its real estate investments was $9,516,160 during the first nine months of 1999, compared with $28,936,361 in the same period of 1998. This difference was due in part to the fact that real estate owned by the Account at September 30, 1998 had appreciated significantly more during the first nine months of 1998 than the real estate owned by the Account at September 30, 1999 had appreciated during the first nine months of 1999. The appreciation of the Account's real estate during the nine month periods in 1999 and 1998 was offset by realized and unrealized losses on the Account's marketable securities during those periods. The decrease in market value of the Account's REIT holdings resulted in net realized and unrealized losses of $8,685,971 for first nine months of 1999 as compared with losses of $19,941,471 on the Account's marketable securities for the same period of 1998.

        The Account's real estate holdings generated approximately 76% and 69% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 1999 and September 30, 1998, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

        Gross real estate rental income was $91,378,964 for the nine months ended September 30, 1999 and $58,220,663 for the same period in 1998. This increase was primarily due to the increase in the number of properties owned by the Account from 38 properties as of September 30, 1998 to 53 properties as of September 30, 1999. Interest income on the Account's short- and intermediate-term investments for the nine months ended September 30, 1999 and 1998 totaled $13,144,718 and $11,323,545, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $5,907,159 and $6,113,150, respectively, for the same periods. Shares of REITs totaled 5.85% of the Account investments as of September 30, 1999 and 11.24% as of September 30, 1998. The decrease in the Account's REIT allocation accounted for the decreased dividend income for first nine months of 1999, as compared with the same period in 1998.

        Total property level expenses for the nine months ended September 30, 1999 were $29,726,849, of which $10,696,731 was attributable to real estate taxes and $19,030,118 represented operating expenses. Total property level expenses for the nine months ended September 30, 1998 were $19,343,225, of which $6,786,316 was attributable to real estate taxes and $12,556,909 was attributable to operating expenses. The increase in property level expenses during the first nine months of 1999 reflected the increased number of properties in the Account.

        The Account also incurred expenses for the nine months ended September 30, 1999 and 1998 of $3,308,768 and $2,350,238, respectively, for investment advisory services, $2,638,022 and $1,867,980, respectively, for administrative and distribution services and $1,145,119 and $550,858 respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account for the first nine months of 1999 over the first nine months of 1998.

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

        The Account's total net return was 1.38% for the three months ended September 30, 1999 and 2.00% for the same period in 1998. This decline was primarily attributable to a lower level of realized and unrealized gains on real estate investments for the period in 1999 as compared with 1998. The Account's net investment income, after deduction of all expenses, was $28,043,849 for the three months ended September 30, 1999 and $18,378,939 for the same period in 1998, a 53% increase. This increase was the result of the growing base of net assets from September 30, 1998 to September 30, 1999. The Account had net realized and unrealized losses on investments of $6,857,456 and net realized and unrealized gains of $3,243,713 for the three months ended September 30, 1999 and 1998, respectively. This decrease was primarily the result of the net realized and unrealized losses of the Account's marketable securities together with the lower unrealized gains from the Account's real estate properties.

        The Account's real estate holdings generated approximately 82% and 68% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 1999 and September 30, 1998, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

        Gross real estate rental income was $37,182,213 for the three months ended September 30, 1999 and $20,564,416 for the same period in 1998. The higher real estate income for the 1999 period was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended September 30, 1999 and 1998 totaled $3,371,143 and $4,097,962, respectively. This decrease was due primarily to the increased real estate allocation of as September 30, 1999 compared to the earlier time period. Dividend income on the Account's investments in REITs totaled $1,954,756 and $2,256,331, respectively, for the same periods. This decrease was primarily due to the decrease in the Account's REIT allocation.

        Total property level expenses for the three months ended September 30, 1999 were $12,302,388, of which $4,818,340 was attributable to real estate taxes and $7,484,048 represented operating expenses. Total property level expenses for the three months ended September 30, 1998 were $6,868,875, of which $2,440,221 was attributable to real estate taxes and $4,428,664 was attributable to operating expenses. The increase in property level expenses during the three month period ended September 30, 1999 reflected the increased number of properties in the Account.

        The Account also incurred expenses for the three months ended September 30, 1999 and 1998 of $886,712 and $827,691, respectively, for investment advisory services, $885,890 and $642,375, respectively, for administrative and distribution services and $389,273 and $200,829, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended September 30, 1999 over the three months ended September 30, 1998.

Liquidity and Capital Resources

        For the nine months ended September 30, 1999 and 1998, the Account received $91,734,806 and $66,137,439, respectively, in premiums and $254,782,944 and $219,310,235, respectively, in net participant transfers from other TIAA and CREF accounts. The increase in premium income is primarily due to the growing number of participants in the Account.

      At September 30, 1999 and 1998, the Account's liquid assets (i.e., its REITs, short- and intermediate-term investments, government securities and cash) had a value of $337,111,797 and $421,680,797 respectively. The REIT holdings at September 30, 1999 and 1998 were $92,749,438 and $119,785,013, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

      If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

Year 2000 Issues

      TIAA is dedicated to providing uninterrupted, high-quality service before, during, and after the Year 2000. To achieve this goal, we have carried out an extensive Year 2000 plan to remediate, test and certify all internal computer systems, and to verify, to the extent possible, that external service providers will be ready for the Year 2000. To date, we have completed testing and certification of our mission critical internal corporate systems and have successfully tested the critical interfaces we have with a majority of our major service providers, vendors, and suppliers. TIAA has been actively working with all those responsible for property computer systems, i.e., management companies and certain tenants, to assure that they have implemented plans to remediate and test property systems in a timely manner. In addition, we are making contingency plans intended to lessen the effect unexpected systems failures (internal and external) or unusual market conditions may have on operations.

      Based on all our efforts and testing to date, we are confident that we are well-prepared for the Year 2000 transition. However, we can't guarantee complete success or eliminate the possibility that interaction with outside computer systems or other factors could affect Account operations. If the systems the Account relies upon do fail or produce faulty data, there could be delays in properly processing transactions, or we may be unable temporarily to engage in normal business activities. Also, the Account's performance could be affected if the properties, companies or government entities in which the Account invests are negatively affected by the Year 2000.


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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS
     (3)  (A) Charter of TIAA (as amended) *
          (B) Bylaws of TIAA (as amended) **

     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements *
          (B) Forms of Income-Paying Contracts *

     (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. ***
          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real
              Estate Account *
          (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

     (27) Financial Data Schedule of the Account's Financial Statements for the three months ended September 30, 1999

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

   (b) REPORTS ON 8-K. The Account filed a report on Form 8-K on August 11, 1999 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 10, 1999
                                       TIAA REAL ESTATE ACCOUNT

                                       By:    TEACHERS INSURANCE AND ANNUITY
                                              ASSOCIATION OF AMERICA

                                       By:     /s/ Peter C. Clapman
                                              -------------------------------
                                              Peter C. Clapman
                                              Senior Vice President and
                                              Chief Counsel, Investments


DATE: November 10, 1999
                                       By:     /s/ Richard L. Gibbs
                                              -------------------------------
                                              Richard L. Gibbs
                                              Executive Vice President
                                              (Principal Accounting Officer)