Form 10-K405
period 1999-12-31
TIAA REAL ESTATE ACCOUNT
filed 2000-03-15
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to __________

            Commission file numbers 33-92990, 333-13477 and 333-22809

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

                             YES  X            NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X| -- Not Applicable

Aggregate market value of voting stock held by non-affiliates: Not Applicable

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

      The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors. Through December 31, 1999, the Account had 82.5 percent of its net assets invested in real estate and real estate-related investments (including REITs).

      Net Assets and Portfolio Investments. As of December 31, 1999, the Account's net assets totalled $1,695,482,428. Through December 31, 1999, the Account had a total of 54 real estate properties, including 18 office properties, 17 industrial properties, 14 apartment complexes, and 5 neighborhood shopping centers. As of December 31, 1999, these properties represented 77.8% of the Account's total investment portfolio. As of that date, the Account also held investments in commercial paper, representing 16.3% of the portfolio, real estate investment trusts (REITs), representing 4.7 % of the portfolio, U.S. government agencies, representing 0.6% of the portfolio, and corporate bonds, representing 0.6% of the portfolio.

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

ITEM 2. PROPERTIES.

      In the table below you will find general information about each of the Account's portfolio properties as of December 31, 1999.

                                                                                                     Annual Avg.
                                                                           Rentable                   Base Rent
                                                      Year     Year        Area           Percent    per Leased          Market
Property                         Location             Built    Purchased   (sq. ft.)      Leased      Sq. Ft.(1)        Value(2)
--------                         --------             -----    ---------   ---------     --------  ---------------      --------
OFFICE PROPERTIES
780 Third Avenue                 New York, NY         1984     1999          487,501        90%         $ 40.44       $162,500,000
88 Kearney Street                San Francisco, CA    1986     1999          228,464        95%         $ 28.37       $ 72,400,000
Parkview Plaza(3)                Oakbrook, IL         1990     1997          266,020        99%         $ 19.44       $ 52,436,321
Columbia Centre III              Rosemont, IL         1989     1997          238,696        99%         $ 23.20       $ 42,100,000
Biltmore Commerce Center         Phoenix, AZ          1985     1999          262,875        98%         $ 15.91       $ 38,500,000
One Monument Place               Fairfax, VA          1990     1999          217,990        99%         $ 19.30       $ 36,100,000
Columbus Office Portfolio                                                                                             $ 33,701,672
 Metro South Building            Dublin, OH           1997     1999           90,726        91%         $ 11.47                 --
 BISYS Fund Services Building    Eaton, OH            1995     1999          155,964       100%         $ 11.29                 --
 Vision Service Plan Building    Eaton, OH            1997     1999           50,000       100%         $ 11.88                 --
10 Waterview Boulevard           Parsippany, NJ       1984     1999          209,553        92%         $ 23.75       $ 31,200,000
Fairgate at Ballston(3)          Arlington, VA        1988     1997          143,457        94%         $ 27.63       $ 30,800,000
Longview Executive Park(3)       Hunt Valley, MD      1988     1997          258,999       100%         $ 10.77       $ 28,400,000
Sawgrass Portfolio               Sunrise, FL          1998     1999          159,647       100%         $ 14.05       $ 25,000,000
Two Newton Place(3)              Newton, MA           1987     1997          108,819       100%         $ 24.03       $ 20,300,000
Five Centerpointe(3)             Lake Oswego, OR      1988     1997          113,910        98%         $ 20.99       $ 18,000,948
371 Hoes Lane                    Piscataway, NJ       1986     1997          139,670       100%         $ 17.02       $ 16,800,000
Corporate Center at Sawgrass     Sunrise, FL          1997     1997           91,119       100%         $ 15.01       $ 14,200,000
Southbank Building               Phoenix, AZ          1995     1996          122,535       100%         $  9.36       $ 13,000,000
Northmark Business Center(3)     Blue Ash, OH         1985     1997          108,341       100%         $ 12.09       $ 13,000,000
USF&G Building(3)                Salt Lake City, UT   1988     1997           67,081        87%         $ 16.99       $  8,722,167
                                                                           ---------                                  ------------
Subtotal--Office Properties                                                3,521,367                                  $657,161,108

INDUSTRIAL PROPERTIES
IDI California Portfolio                                                                                              $ 36,500,000
 Timberland Building             Ontario, CA          1998     1998             414,435      100%       $  3.52                 --
 Park Mira Loma West             Mira Loma, CA        1998     1998             557,500      100%       $  3.18                 --
Saks Distribution Facility       Aberdeen, MD         1997     1997             470,707      100%       $  4.98       $ 30,325,000
Park West Int'l Industrial Pk                                                                                         $ 25,400,000
 Building C                      Hebron, KY           1998     1998             520,000      100%       $  2.85                 --
 Buidling D                      Hebron, KY           1998     1998             184,800      100%       $  3.26                 --
Ontario Portfolio                                                                                                     $ 24,650,000
 5200 Airport Drive              Ontario, CA          1997     1998             404,500      100%       $  3.48                 --
 1200 S. Etiwanda Ave            Ontario, CA          1998     1998             223,170      100%       $  3.16                 --
Konica Photo Imaging             Mahwah, NJ           1999     1999             168,000      100%            NA       $ 17,051,474
Headquarters
Glen Pointe Business Park                                                                                             $ 16,100,000
 Building V                      Chicago, IL          1997     1998             117,600      100%       $  5.89                 --
 Building VII                    Chicago, IL          1997     1998              92,543      100%       $  7.24                 --
Interstate Acres                 Urbandale, IA        1981-88  1997             440,000       97%       $  3.12       $ 14,100,000
Eastgate Distribution Center     San Diego, CA        1996     1997             200,000      100%       $  5.51       $ 13,300,000
Arapahoe Park E                  Boulder, CO          1979-82  1996             129,425      100%       $  9.22       $ 11,850,000
UPS Distribution Facility        Fernley, NV          1998     1998             256,000      100%       $  3.54       $ 11,000,000
Rockrun Business Park            Chicago, IL          1998     1998             258,000      100%       $  2.92       $  9,350,000
FedEx Distribution Facility      Crofton, MD          1998     1998             111,191      100%       $  6.39       $  7,800,000
Woodcreek Business Park          Chicago, IL          1995     1998             149,907      100%       $  4.11       $  6,976,343
Westinghouse                     Coral Springs, FL    1997     1997              75,630      100%       $  5.47       $  6,200,000
Interstate Crossing              Eagan, MN            1995     1996             131,380      100%       $  5.05       $  6,400,000
Butterfield Industrial Park      El Paso, TX          1980-81  1995             183,510      100%       $  2.89       $  4,850,000
River Road Distribution Center   Fridley, MN          1995     1995             100,456      100%       $  3.44       $  4,300,000
                                                                              ---------                               ------------
Subtotal--Industrial Properties                                               5,188,754                               $246,152,817
RETAIL PROPERTIES
Rolling Meadows                  Rolling Meadows, IL  1957(4)  1997             130,910       91%       $ 10.19       $ 12,110,000
River Oaks                       Woodbridge, VA       1995     1996              90,885       91%       $ 14.41       $ 12,100,000
Lynnwood Collection              Raleigh, NC          1988     1996              86,362       98%       $  8.66       $  7,700,000
Millbrook Collection             Raleigh, NC          1988     1996             102,221       93%       $  7.99       $  7,100,000
Plantation Grove                 Ocoee, FL            1995     1995              73,655      100%       $ 10.40       $  7,350,000
                                                                              ---------                               ------------
Subtotal--Retail Properties                                                     484,033                               $ 46,360,000
                                                                              ---------                               ------------
Subtotal--Commercial Properties                                               9,194,154                               $949,673,925
RESIDENTIAL PROPERTIES(5)
The Colorado                     New York, NY         1987     1999                  NA       98%            NA       $ 56,547,289
Larkspur Courts Apartments       Larkspur, CA         1991     1999                  NA       99%            NA       $ 55,300,000
Bay Court at Harbour Pointe      Mulkiteo, WA         1991     1998                  NA       96%            NA       $ 34,800,000
Lodge at Willow Creek            Douglas County, CO   1997     1997                  NA       93%            NA       $ 30,000,000
The Legends at Chase Oaks        Plano, TX            1997     1998                  NA       96%            NA       $ 27,800,000
Golfview Apartments              Lake Mary, FL        1998     1998                  NA       92%            NA       $ 27,510,000
Lincoln Woods                    Lafayette Hill, PA   1991     1997                  NA       99%            NA       $ 22,952,310
Monte Vista                      Littleton, CO        1995     1996                  NA       94%            NA       $ 20,500,000
Indian Creek Apartments          Farmington Hills, MI 1988     1998                  NA       95%            NA       $ 17,108,785
Royal St. George                 W. Palm Beach, FL    1995     1996                  NA       95%            NA       $ 16,500,000
Westcreek                        Westlake Village, CA 1988     1997                  NA       98%            NA       $ 15,511,245
Bent Tree Apartments             Columbus, OH         1987     1998                  NA       99%            NA       $ 14,500,000
The Greens at Metrowest          Orlando, FL          1990     1995                  NA       92%            NA       $ 14,100,000

The Crest at Shadow Mt           El Paso, TX          1992     1997                  NA       95%            NA     $    9,700,000
                                                                                                                    --------------
Subtotal--Residential Properties                                                     NA                             $  362,829,629
                                                                              ---------                             --------------
Total--All Properties                                                         9,194,154                             $1,312,503,554

(1) Based on total rent (excluding tenant payments for real estate taxes and operating expenses) on leases existing at December 31, 1999. For those properties purchased in 1999, the number was derived by annualizing the rents charged by the Account since acquiring the property.

(2) Market value reflects the value determined in accordance with the procedures described in the Account's prospectus.

(3) Purchased through Light Street Partners, L.P. (now 100% owned by the
Account).

(4) Renovated in 1991 and 1995.

(5) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.

      Commercial (Non-Residential) Properties

            In General. At December 31, 1999, the Account held 40 commercial (non-residential) properties in its portfolio. None of these properties is subject to a mortgage, and although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

            At December 31, 1999, the Account's office property portfolio consisted of 18 office properties located in metropolitan areas throughout the United States. The office properties together are approximately 96 percent leased with 360 leases.

            At December 31, 1999, the Account's industrial property portfolio consisted of 17 properties used primarily for warehousing, distribution, or light manufacturing activities. The Account's industrial properties together are 98.5 percent leased with 66 leases.

            At December 31, 1999, the Account's retail property portfolio consisted of 5 neighborhood shopping centers, each of which is anchored by a supermarket tenant. These retail properties together are approximately
      93.4 percent leased with 78 leases.

      Residential Properties

            The Account's residential property portfolio currently consists of 13 first class or luxury multi-family garden apartment complexes and one high rise apartment building. None of the properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

            In the table below you will find more detailed information regarding the apartment complexes in the Account's portfolio as of December 31, 1999.

=================================================================================================================================
                                                                                   Average          Avg. Rent
                                                                   Number         Unit Size         Per Unit/          Percent
            Property                         Location             of Units         (Square          Per Month           Leased
                                                                                    Feet)
---------------------------------------------------------------------------------------------------------------------------------
The Colorado                       New York, NY                      256              631             $1,338              98%
Larkspur Courts Apartments         Larkspur, CA                      248             1001             $1,935              99%
Bay Court at Harbour Pointe        Mulkiteo, WA                      420              970             $  765              96%
The Legends at Chase Oaks          Plano, TX                         346              972             $  904              93%
Lodge at Willow Creek              Douglas County, CO                316             1001             $1,035              96%
Golfview Apartments                Lake Mary, FLA                    276             1089             $  950              92%
Lincoln Woods                      Lafayette Hill, PA                216              773             $1,083              99%
Monte Vista                        Littleton, CO                     219              888             $  902              94%
Indian Creek Apartments            Farmington Hills, MI              196             1139             $  984              99%
Royal St. George                   West Palm Beach, FL               224              870             $  849              95%
Westcreek                          Westlake Village, CA              126              948             $1,194              98%
Bent Tree Apartments               Columbus, OH                      256              928             $  605              99%
The Greens at Metrowest            Orlando, FL                       200              920             $  799              92%
The Crest at Shadow Mt.            El Paso, TX                       232              837             $  649              95%

=================================================================================================================================

ITEM 3. LEGAL PROCEEDINGS.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

      (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 1999 to December 31, 1999, the high and low accumulation unit values for the Account were $142.9682 and $132.3652, respectively.

      (b) Approximate Number of Holders. The number of contractowners at February 29, 2000 was 149,246.

      (c) Dividends. Not applicable.

ITEM 6.       SELECTED FINANCIAL DATA.

      The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.

                                                                                                                    July 3, 1995
                                            Year Ended        Year Ended       Year Ended       Year Ended        (commencement of
                                            December 31,     December 31,     December 31,     December 31,        operations) to
                                               1999              1998             1997             1996           December 31,1995
                                               ----              ----             ----             ----           ----------------
Investment income:
   Real estate income, net:
     Rental income .....................   $  132,316,878   $   81,009,203   $   44,342,342   $   10,951,183       $      165,762
                                           --------------   --------------   --------------   --------------       --------------
     Real estate property level
      expenses and taxes:
       Operating expenses ..............       27,334,060       17,339,706        9,024,240        2,116,334               29,173
       Real estate taxes ...............       15,892,736        9,103,637        4,472,311        1,254,163               14,659
                                           --------------   --------------   --------------   --------------       --------------
          Total real estate property
          level expenses and taxes .....       43,226,796       26,443,343       13,496,551        3,370,497               43,832
                                           --------------   --------------   --------------   --------------       --------------
          Real estate income, net ......       89,090,082       54,565,860       30,845,791        7,580,686              121,930
   Dividends and interest ..............       24,932,733       23,943,728       16,486,279        6,027,486            2,828,900
                                           --------------   --------------   --------------   --------------       --------------
       Total investment income .........   $  114,022,815   $   78,509,588   $   47,332,070   $   13,608,172       $    2,950,830
                                           ==============   ==============   ==============   ==============       ==============

Net realized and unrealized
 gain on investments ...................   $    9,834,743   $    7,864,659   $   18,147,053   $    3,330,539       $       35,603
                                           ==============   ==============   ==============   ==============       ==============
Net increase in net assets
 resulting from operations .............   $  115,943,767   $   76,611,662   $   60,071,400   $   15,782,915       $    2,676,000
                                           ==============   ==============   ==============   ==============       ==============
Net increase in net assets
 resulting from participant
 transactions ..........................   $  383,171,774   $  333,936,510   $  356,052,262   $  233,653,793       $  117,582,345
                                           ==============   ==============   ==============   ==============       ==============
Net increase in net assets .............   $  499,115,541   $  410,548,172   $  416,123,662   $  249,436,708       $  120,258,345
                                           ==============   ==============   ==============   ==============       ==============

                                            December 31,     December 31,     December 31,    December 31,           December 31,
                                                1999             1998             1997            1996                   1995
                                                ----             ----             ----            ----                   ----
Total assets ...........................   $1,719,457,715   $1,229,603,431   $  815,760,825   $  426,372,007       $  143,177,421
                                           ==============   ==============   ==============   ==============       ==============
Total liabilities and minority
interest ...............................   $   23,975,287   $   33,236,544   $   29,942,110   $   56,676,954       $   22,919,076
                                           ==============   ==============   ==============   ==============       ==============
Total net assets .......................   $1,695,482,428   $1,196,366,887   $  785,818,715   $  369,695,053       $  120,258,345
                                           ==============   ==============   ==============   ==============       ==============
Accumulation units outstanding .........       11,487,360        8,833,911        6,313,015        3,295,786            1,172,498
                                               ==========        =========        =========        =========            =========
Accumulation unit value ................          $142.97          $132.17          $122.30          $111.11              $102.57
                                                  =======          =======          =======          =======              =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S
                    FINANCIAL CONDITION AND OPERATING RESULTS

      The Real Estate Account continues to grow and passed the $1.6 billion mark in net assets during 1999. Through December 31, 1999, the Account had a total of 54 real estate properties, including 18 office properties, 17 industrial properties, 5 neighborhood shopping enters and 14 apartment complexes. At December 31, 1999, these properties represented 77.8% of the Account's total investment portfolio. This is in contrast to the end of 1998, when real estate represented 67.7% of the Account's total investment portfolio.

      In 1999, the Account purchased ten properties (seven office properties, one industrial property and two apartment properties), sold two properties (one office property and one apartment property), and purchased the remaining 10% interest in a partnership owning a portfolio of office buildings, in which the Account already owned the controlling 90% interest. Because the Account is now at a size where it can absorb larger properties, this year the Account began to pursue and make larger property purchases, including a $161 million purchase of an office building. The Account continues to pursue suitable properties, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, there is significant competition for the most desirable properties.

      As of December 31, 1999, the Account also held investments in commercial paper, representing 16.3% of the portfolio, real estate investment trusts (REITs), representing 4.7% of the portfolio, U.S. government agencies, representing 0.6% of the portfolio, and corporate bonds, representing 0.6% of the portfolio.

Results of Operations

Year Ended December 31, 1999 Compared to
 Year Ended December 31, 1998

      The Account's total net return was 8.17% for the year ended December 31, 1999 and 8.07% for 1998. The Account's net investment income, after deducting all expenses, was $104,744,405 for the year ended December 31, 1999 and $72,234,994 for 1998, a 45% increase. This increase was the result of a 42% increase in net assets and an increase in the Account's real estate holdings from December 31, 1998 to December 31, 1999. The Account had net realized and unrealized gains on investments of $9,834,743 and $7,864,659 for the year ended December 31, 1999 and December 31, 1998, respectively. The gains on the Account's real estate properties of $23,232,711 and $33,221,281 for 1999 and 1998, respectively, were offset by net realized and unrealized losses on the Account's marketable securities of $13,397,968 and $25,356,622 for 1999 and 1998 respectively.

      The Account's real estate holdings generated approximately 78% of the Account's total investment income (before deducting Account level expenses) during 1999 compared with 70% during 1998. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

      Gross real estate rental income was $132,316,878 for the year ended December 31, 1999 and $81,009,203 for the same period in 1998. This increase was primarily due to the increase in the number of properties owned by the Account -- from 46 properties at the end of 1998 to 54 properties at the end of 1999. Interest and dividend income on the Account's marketable securities investments increased from $23,943,728 for 1998 to $24,932,733 in 1999.

      Total property level expenses for the year ended December 31, 1999 were $43,226,796, of which $27,334,060 represented operating expenses and $15,892,736 was attributable to real estate taxes. Total property level expenses for the year ended December 31, 1998 were $26,443,343 of which $17,339,706 was attributable to operating expenses and $9,103,637 was attributable to real estate taxes. The increase in property level expenses during 1999 reflected the increased number of properties in the Account.

      The Account also incurred expenses for the years ended December 31, 1999 and 1998 of $4,246,911 and $2,999,113, respectively, for investment advisory services, $3,442,282 and $2,498,376, respectively, for administrative and distribution services, and $1,589,217 and $777,105, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account for 1999 over 1998.

Year Ended December 31, 1998 Compared to
 Year Ended December 31, 1997

      The Account's total net return was 8.07% for the year ended December 31, 1998 and 10.07% for 1997. This decline was primarily due to the decline in value of the Account's REIT holdings. The Account's net investment income, after deduction of all expenses, was $72,234,994 for the year ended December 31, 1998 and $43,805,525 for the year ended December 31, 1997, a 65% increase. This increase was the result of a 52% increase in net assets and also an increase in the Account's real estate holdings from December 31, 1997 to December 31, 1998. The Account had net realized and unrealized gains on investments of $7,864,659 and $18,147,053 for the year ended December 31, 1998 and December 31, 1997, respectively. This decrease was primarily the result of the decline in price of the Account's REITs and other marketable securities, as well as the losses incurred from the sale of certain of those investments. These realized and unrealized losses on marketable securities diminished the increase in unrealized appreciation on the Account's real estate properties, which was $33,221,281 in 1998 compared with $10,234,316 in 1997. That increase was the result of the increased values assigned to many of the properties after periodic revaluations from internal or independent appraisals.

      The Account's real estate holdings generated approximately 70% of the Account's total investment income (before deducting Account level expenses) during 1998 and 65% during 1997. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

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

Liquidity and Capital Resources



      The Account earned $104,744,405 in 1999 and $72,234,994 in net investment income in 1998. During 1999, the Account received $126,200,561 in premiums and $293,354,604 in net participant transfers from other TIAA and CREF accounts, while in 1998 the Account received $91,248,578 in premiums and $337,568,064 in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $511,878,000 and $259,746,550 were purchased during 1999 and 1998, respectively. In 1999, the Account also received $45,927,000 in proceeds from the sale of two properties. By year end 1999, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $374,896,400, while at the end of 1998 those assets were valued at $391,605,900. We anticipate that much of the Account's liquid assets as of December 31, 1999, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

      If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

      The Account spent approximately $4,343,000 in 1999 for capital (long-term) expenses, including ongoing tenant improvements and leasing commissions at the commercial properties relating to the renewal of existing tenants or re-leasing of space to new tenants during the normal course of business. For the apartment complexes, in addition to the routine recurring costs, e.g., painting and carpet cleaning and minor replacements to re-lease apartments that become vacant, the Account will be expending capital to renovate the lobby and upgrade the elevators of The Colorado in New York City and the kitchens in the Larkspur apartments.

Effects of Inflation

      In recent years, inflation has been modest. To the extent that inflation may increase property operating expenses in the future, we anticipate that increases will generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased, the Account may not be able to recover the full amount of such increases in operating expenses.

Year 2000

      In past reports, the Account discussed the nature and progress of TIAA's plans to become ready for the Year 2000. In late 1999, TIAA completed its remediation and testing of systems. As a result of those planning and implementation efforts, TIAA and the Account have made a successful transition into the Year 2000, with its systems and those of its properties currently functioning normally in the Year 2000 environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT

--------------------------------------------------------------------------------

                                                                 Page
                                                                 ----
Report of Management Responsibility...............................13
Report of Independent Auditors....................................14

Audited Consolidated Financial Statements:

   Consolidated Statements of Assets and Liabilities..............15
   Consolidated Statements of Operations..........................16
   Consolidated Statements of Changes in Net Assets...............17
   Consolidated Statements of Cash Flows..........................18
   Notes to Consolidated Financial Statements.....................19
   Consolidated Statement of Investments..........................25

Schedule III - Real Estate Owned..................................29

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information is included in the financial statements and notes thereto.

[TIAA LOGO]

                       REPORT OF MANAGEMENT RESPONSIBILITY

To the Participants of the
  TIAA Real Estate Account:

The accompanying financial statements of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") are the responsibility of TIAA's management. They have been prepared in accordance with accounting principles generally accepted in the United States and have been presented fairly and objectively in accordance with such principles.

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


                                                   /s/ John H. Biggs
                                           ---------------------------------
                                                Chairman, President and
                                                Chief Executive Officer


                                                 /s/ Richard L. Gibbs
                                           ---------------------------------
                                             Executive Vice President and
                                             Principal Accounting Officer

                           [Ernst & Young Letterhead]

                         REPORT OF INDEPENDENT AUDITORS

To the Participants of the TIAA Real Estate Account and the Board of Trustees of
  Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities, including the statement of investments as of December 31, 1999, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the financial statement schedule listed on the Index as item 8. These consolidated financial statements and the financial statement schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 1999, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Account at December 31, 1999 and 1998, and the consolidated results of their operations and the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
February 4, 2000

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                         December 31,    December 31,
                                                                            1999            1998
                                                                       --------------   --------------
ASSETS

 Investments, at value:
    Real estate properties
     (cost: $1,253,650,281 and $775,801,883) .......................   $1,312,503,554   $  820,211,240
    Marketable securities
     (cost: $395,662,203 and $402,041,089) .........................      374,278,801      391,033,557

 Cash ..............................................................          617,599          572,343

 Other .............................................................       32,057,761       17,786,291
                                                                       --------------   --------------

                                                        TOTAL ASSETS    1,719,457,715    1,229,603,431
                                                                       --------------   --------------

LIABILITIES

 Accrued real estate property level expenses and taxes .............       18,425,328       11,432,529


 Security deposits held ............................................        5,549,959        1,890,423
                                                                       --------------   --------------


                                                   TOTAL LIABILITIES       23,975,287       13,322,952
                                                                       --------------   --------------

MINORITY INTEREST ..................................................               --       19,913,592
                                                                       --------------   --------------

NET ASSETS

 Accumulation Fund .................................................    1,642,327,173    1,167,591,317

 Annuity Fund ......................................................       53,155,255       28,775,570
                                                                       --------------   --------------

                                                    TOTAL NET ASSETS   $1,695,482,428   $1,196,366,887
                                                                       ==============   ==============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 ............       11,487,360        8,833,911
                                                                           ==========        =========

NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6 ....................          $142.97          $132.17
                                                                              =======          =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                      -----------------------------------------------
                                                                          1999             1998             1997
                                                                      -------------    -------------    -------------
INVESTMENT INCOME Real estate income, net:
    Rental income .................................................   $ 132,316,878    $  81,009,203    $  44,342,342
                                                                      -------------    -------------    -------------
    Real estate property level expenses and taxes:
      Operating expenses ..........................................      27,334,060       17,339,706        9,024,240
      Real estate taxes ...........................................      15,892,736        9,103,637        4,472,311
                                                                      -------------    -------------    -------------
                Total real estate property level expenses and taxes      43,226,796       26,443,343       13,496,551
                                                                      -------------    -------------    -------------
                                            Real estate income, net      89,090,082       54,565,860       30,845,791
  Interest ........................................................      17,117,917       15,588,829       12,079,600
  Dividends .......................................................       7,814,816        8,354,899        4,406,679
                                                                      -------------    -------------    -------------
                                                       TOTAL INCOME     114,022,815       78,509,588       47,332,070
                                                                      -------------    -------------    -------------

  Expenses -- Note 3:
    Investment advisory charges ...................................       4,246,911        2,999,113        1,647,689
    Administrative and distribution charges .......................       3,442,282        2,498,376        1,368,501
    Mortality and expense risk charges ............................       1,027,707          675,450          400,925
    Liquidity guarantee charges ...................................         561,510          101,655          109,430
                                                                      -------------    -------------    -------------
                                                     TOTAL EXPENSES       9,278,410        6,274,594        3,526,545
                                                                      -------------    -------------    -------------
                                             INVESTMENT INCOME, NET     104,744,405       72,234,994       43,805,525
                                                                      -------------    -------------    -------------

REALIZED AND UNREALIZED

 GAIN (LOSS) ON INVESTMENTS Net realized gain (loss) on:
    Real estate properties ........................................       8,788,795               --               --
    Marketable securities .........................................      (3,022,098)      (5,258,000)       1,076,725
                                                                      -------------    -------------    -------------
                            Net realized gain (loss) on investments       5,766,697       (5,258,000)       1,076,725
                                                                      -------------    -------------    -------------
  Net change in unrealized appreciation (depreciation) on:
    Real estate properties ........................................      14,443,916       33,221,281       10,234,316
    Marketable securities .........................................     (10,375,870)     (20,098,622)       6,836,012
                                                                      -------------    -------------    -------------
               Net change in unrealized appreciation on investments       4,068,046       13,122,659       17,070,328
                                                                      -------------    -------------    -------------
                    NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS       9,834,743        7,864,659       18,147,053
                                                                      -------------    -------------    -------------

                          NET INCREASE IN NET ASSETS RESULTING FROM
                                OPERATIONS BEFORE MINORITY INTEREST     114,579,148       80,099,653       61,952,578

  Minority interest in net increase in net assets
    resulting from operations .....................................       1,364,619       (3,487,991)      (1,881,178)
                                                                      -------------    -------------    -------------

                                         NET INCREASE IN NET ASSETS
                                          RESULTING FROM OPERATIONS   $ 115,943,767    $  76,611,662    $  60,071,400
                                                                      =============    =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                               Years Ended December 31,
                                                                 -----------------------------------------------------
                                                                      1999               1998               1997
                                                                 ---------------    ---------------    ---------------
FROM OPERATIONS

 Investment income, net ......................................   $   104,744,405    $    72,234,994    $    43,805,525
 Net realized gain (loss) on marketable securities ...........         5,766,697         (5,258,000)         1,076,725
 Net change in unrealized appreciation on investments ........         4,068,046         13,122,659         17,070,328
 Minority interest in net increase in net assets
   resulting from operations .................................         1,364,619         (3,487,991)        (1,881,178)
                                                                 ---------------    ---------------    ---------------
                                    NET INCREASE IN NET ASSETS
                                     RESULTING FROM OPERATIONS       115,943,767         76,611,662         60,071,400
                                                                 ---------------    ---------------    ---------------

FROM PARTICIPANT TRANSACTIONS
 Premiums ....................................................       126,200,561         91,248,578         52,344,830
 TIAA seed money withdrawn -- Note 1 .........................                --        (76,666,109)       (37,915,190)
 Net participant transfers from TIAA .........................        24,155,178         26,568,616         43,681,385
 Net participant transfers from CREF Accounts ................       269,199,426        310,999,448        307,493,199
 Annuity and other periodic payments .........................        (6,330,436)        (3,209,761)        (1,499,054)
 Withdrawals and death benefits ..............................       (30,052,955)       (15,004,262)        (8,052,908)
                                                                 ---------------    ---------------    ---------------

                          NET INCREASE IN NET ASSETS RESULTING
                                 FROM PARTICIPANT TRANSACTIONS       383,171,774        333,936,510        356,052,262
                                                                 ---------------    ---------------    ---------------
                                    NET INCREASE IN NET ASSETS       499,115,541        410,548,172        416,123,662

NET ASSETS

 Beginning of year ...........................................     1,196,366,887        785,818,715        369,695,053
                                                                 ---------------    ---------------    ---------------

 End of year .................................................   $ 1,695,482,428    $ 1,196,366,887    $   785,818,715
                                                                 ===============    ===============    ===============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                   -----------------------------------------------
                                                                        1999             1998             1997
                                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets resulting from operations ..........   $ 115,943,767    $  76,611,662    $  60,071,400

 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

   Increase in investments .....................................    (475,537,558)    (409,958,664)    (433,355,406)

   Decrease in receivable from securities transactions .........              --               --       47,480,000

   Increase in other assets ....................................     (14,271,470)      (3,719,197)      (7,087,554)

   Decrease in payable for securities transactions .............              --          (10,463)     (51,344,156)

   Increase in accrued real estate property level expenses
     and taxes .................................................       6,992,799        1,088,936        5,021,258

   Increase in security deposits held ..........................       3,659,536          584,465        1,305,958

   Increase (decrease) in minority interest ....................     (19,913,592)       1,631,496       18,282,096
                                                                   -------------    -------------    -------------

                                                NET CASH USED IN
                                            OPERATING ACTIVITIES    (383,126,518)    (333,771,765)    (359,626,404)
                                                                   -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS

 Premiums ......................................................     126,200,561       91,248,578       52,344,830

 TIAA seed money withdrawn -- Note 1 ...........................              --      (76,666,109)     (37,915,190)

 Net participant transfers from TIAA ...........................      24,155,178       26,568,616       43,681,385

 Net participant transfers from CREF Accounts ..................     269,199,426      310,999,448      307,493,199

 Annuity and other periodic payments ...........................      (6,330,436)      (3,209,761)      (1,499,054)

 Withdrawals and death benefits ................................     (30,052,955)     (15,004,262)      (8,052,908)
                                                                   -------------    -------------    -------------

                                            NET CASH PROVIDED BY
                                        PARTICIPANT TRANSACTIONS     383,171,774      333,936,510      356,052,262
                                                                   -------------    -------------    -------------

                                 NET INCREASE (DECREASE) IN CASH          45,256          164,745       (3,574,142)

CASH

 Beginning of year .............................................         572,343          407,598        3,981,740
                                                                   -------------    -------------    -------------

 End of year ...................................................   $     617,599    $     572,343    $     407,598
                                                                   =============    =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. Teachers REA, LLC, a wholly-owned subsidiary of the Account, began operations in July 1996 and holds two properties in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 100% interest, began operations in March 1997 and holds seven office buildings throughout the United States. Prior to April 30, 1999, when the Account purchased the remaining 10% interest, the Account had a 90% interest in Light Street. Teachers REA II, LLC, a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly-owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

The Account commenced operations on July 3, 1995 with a $100,000,000 seed money investment by TIAA. TIAA purchased 1,000,000 Accumulation Units in the Account and such Units shared in the prorata investment experience of the Account and were subject to the same valuation procedures and expense deductions as all other Accumulation Units of the Account. The initial registration statement of the Account filed by TIAA with the Securities and Exchange Commission ("Commission") under the Securities Act of 1933 became effective on October 2, 1995. The Account began to offer Accumulation Units and Annuity Units to participants other than TIAA on October 2, and November 1, 1995, respectively. In August 1996, the Account's net assets first reached $200 million and, as required under a five year repayment schedule approved by the New York State Insurance Department ("NYID"), TIAA began to redeem its seed money Accumulation Units in monthly installments of 16,667 Units beginning in September 1996. Since the Account's assets were growing rapidly, TIAA in October 1997, with NYID approval, modified the seed money redemption schedule by increasing the monthly redemption of Units to a level equal to the value of 25% of the Account's net asset growth for the prior month, with no fewer than 16,667 Units and no more than 100,000 Units to be redeemed each month. These withdrawals were made at prevailing daily net asset values and are reflected in the accompanying consolidated financial statements. By the end of 1998, all of TIAA's Accumulation Units had been withdrawn.

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

Note 2--Significant Accounting Policies

The preparation of financial statements may require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and related disclosures. Actual results may differ from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account, which are in conformity with accounting principles generally accepted in the United States.

Basis of Presentation: The accompanying consolidated financial statements include the Account and its wholly-owned subsidiaries, Teachers REA, LLC, Teachers REA II, LLC, Teachers REA III, LLC, Inc and Light Street. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short-term money market instruments are stated at market value. Portfolio securities for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily

Note 2--Significant Accounting Policies - (Concluded)

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

Note 3--Management Agreements

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the former minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the year ended December 31, 1999 amounted to $345,928 ($855,810 in 1998 and 507,829 in 1997) for investment advisory expenses and $104,673 ($102,953 in 1998 and $0 in 1997) for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

Note 4--Real Estate Properties

Had the Account's real estate properties which were purchased during the year ended December 31, 1999 been acquired at the beginning of the period (January 1, 1999), rental income and real estate property level expenses and taxes for the year ended December 31, 1999 would have increased by approximately $30,886,000 and $11,806,000 respectively. In addition, interest income for the year ended December 31, 1999 would have decreased by approximately $15,431,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 1999 would have been an increase of approximately $3,649,000, if the real estate properties acquired during the year ended December 31, 1999 had been acquired at the beginning of the period.

Note 5--Leases

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                             Years Ending
                             December 31,
                             ------------
                             2000                  $  91,384,000
                             2001                     81,019,000
                             2002                     70,055,000
                             2003                     59,368,000
                             2004                     50,531,000
                             Thereafter              139,129,000
                                                   -------------

                             Total                 $ 491,486,000
                                                   =============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                          For the Years Ended                            July 3, 1995
                                                              December  31,                              (Commencement
                                            -----------------------------------------------------      of Operations) to
                                              1999         1998           1997           1996        December 31, 1995 (1)
                                            --------    -----------    -----------    -----------    ---------------------
Per Accumulation Unit Data:
 Rental income ..........................   $ 12.168    $    10.425    $     7.288    $     6.012        $     0.159
 Real estate property
   level expenses and taxes .............      3.975          3.403          2.218          1.850              0.042
                                            --------    -----------    -----------    -----------        -----------
                  Real estate income, net      8.193          7.022          5.070          4.162              0.117
 Dividends and interest .................      2.292          3.082          2.709          3.309              2.716
                                            --------    -----------    -----------    -----------        -----------
                             Total income     10.485         10.104          7.779          7.471              2.833
 Expense charges (2) ....................      0.853          0.808          0.580          0.635              0.298
                                            --------    -----------    -----------    -----------        -----------
                   Investment income, net      9.632          9.296          7.199          6.836              2.535

 Net realized and unrealized
   gain on investments ..................      1.164           .579          3.987          1.709              0.031
                                            --------    -----------    -----------    -----------        -----------
 Net increase in
   Accumulation Unit Value ..............     10.796          9.875         11.186          8.545              2.566
 Accumulation Unit Value:
   Beginning of period ..................    132.172        122.297        111.111        102.566            100.000
                                            --------    -----------    -----------    -----------        -----------
   End of period ........................   $142.968    $   132.172    $   122.297    $   111.111        $   102.566
                                            ========    ===========    ===========    ===========        ===========

Total return ............................       8.17%          8.07%         10.07%          8.33%              2.57%
Ratios to Average Net Assets:
   Expenses (2) .........................       0.63%          0.64%          0.58%          0.61%              0.30%
   Investment income, net ...............       7.13%          7.34%          7.25%          6.57%              2.51%
Portfolio turnover rate:
   Real estate properties ...............       4.46%             0%             0%             0%                 0%
   Securities ...........................      27.68%         24.54%          7.67%         15.04%                 0%
Thousands of Accumulation Units
   outstanding at end of period .........     11,487          8,834          6,313          3,296              1,172

(1)   The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 1999 would be $4.828 ($4.211, $2.798 and $2.485 for the years ended December 31, 1998, 1997 and 1996 respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the year ended December 31, 1999 would be 3.58% (3.32%, 2.82% and 2.39% for the years ended December 31, 1998, 1997 and 1996 respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

Note 7--Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Accumulation Units:
  Credited for premiums
  Credited for transfers, net disbursements and ..      918,728      511,462      448,822
    amounts applied to the Annuity Fund ..........    1,734,721    2,009,434    2,568,407
  Outstanding:
    Beginning of year ............................    8,833,911    6,313,015    3,295,786
                                                     ----------   ----------   ----------
    End of year ..................................   11,487,360    8,833,911    6,313,015
                                                     ==========   ==========   ==========

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                December 31, 1999

REAL ESTATE PROPERTIES--77.81%
Location / Description                                                  Value
----------------------                                                  -----
Arizona:
     Biltmore Commerce Center - Office building .................    $38,500,000
     Southbank Building - Office building .......................     13,000,000
California:
     88 Kearny Street - Office building .........................     72,400,000
     Eastgate Distribution Center - Industrial building .........     13,300,000
     IDI California Portfolio - Industrial building .............     36,500,000
     Larkspur Courts - Apartments ...............................     55,300,000
     Ontario Industrial Properties - Industrial building ........     24,650,000
     Westcreek - Apartments .....................................     15,511,245
Colorado:
     Arapahoe Park East - Industrial building ...................     11,850,000
     The Lodge at Willow Creek - Apartments .....................     30,000,000
     Monte Vista - Apartments ...................................     20,500,000
Florida:
     Corporate Center at Sawgrass - Office building .............     14,200,000
     Golfview - Apartments ......................................     27,510,000
     The Greens at Metrowest - Apartments .......................     14,100,000
     Plantation Grove - Shopping center .........................      7,350,000
     Royal St. George - Apartments ..............................     16,500,000
     Sawgrass Portfolio - Office building .......................     25,000,000
     Westinghouse Facility - Industrial building ................      6,200,000
Illinois:
     Columbia Center III - Office building ......................     42,100,000
     Glenpointe Business Park - Industrial building .............     16,100,000
     Parkview Plaza - Office building ...........................     52,436,321
     Rockrun Business Park - Industrial building ................      9,350,000
     Rolling Meadows - Shopping center ..........................     12,110,000
     Woodcreek Business Park - Industrial building ..............      6,976,343
Iowa:
     Interstate Acres - Industrial building .....................     14,100,000
Kentucky:
     IDI Kentucky Portfolio - Industrial building ...............     25,400,000
Maryland:
     FedEx Distribution Facility - Industrial building ..........      7,800,000
     Longview Executive Park - Office building ..................     28,400,000
     Saks Distribution Center - Industrial building .............     30,325,000
Massachusetts:
     Two Newton Center - Office building ........................     20,300,000
Michigan:
     Indian Creek - Apartments ..................................     17,108,785
Minnesota:
     Interstate Crossing - Industrial building ..................      6,400,000
     River Road Distribution Center - Industrial building .......      4,300,000
Nevada:
     UPS Distribution Facility - Industrial building ............     11,000,000
New Jersey:
     371 Hoes Lane - Office building ............................     16,800,000
     10 Waterview Boulevard - Office building ...................     31,200,000
     Konica Photo Imaging Headquarters - Industrial building ....     17,051,474

New York:
     780 Third Avenue - Office building ...................    $  162,500,000
     The Colorado - Apartments ............................        56,547,289
North Carolina:
     Lynnwood Collection - Shopping center ................         7,700,000
     Millbrook Collection - Shopping center ...............         7,100,000
Ohio:
     Bent Tree - Apartments ...............................        14,500,000
     Columbus Portfolio - Office building .................        33,701,672
     Northmark Business Center - Office building ..........        13,000,000
Oregon:
     Five Centerpointe - Office building ..................        18,000,948
Pennsylvania:
     Lincoln Woods - Apartments ...........................        22,952,310
Texas:
     Butterfield Industrial Park - Industrial building ....         4,850,000(1)
     The Crest at Shadow Mountain - Apartments ............         9,700,000
     The Legends at Chase Oaks - Apartments ...............        27,800,000
Utah:
     USF&G Building - Office building .....................         8,722,167
Virginia:
     Fairgate at Ballston - Office building ...............        30,800,000
     Monument Place - Office building .....................        36,100,000
     River Oaks - Shopping center
                                                                   12,100,000
Washington:
     The Bay Court at Harbour Pointe - Apartments .........        34,800,000
                                                               --------------
     TOTAL REAL ESTATE PROPERTIES (Cost $1,253,650,281) ...     1,312,503,554
                                                               --------------

(1)   Leasehold interest only.

MARKETABLE SECURITIES--22.19%

REAL ESTATE INVESTMENT TRUSTS--4.70%
Shares         Issuer                                                 Value
------         ------                                                 -----
     89,900    AMB Property Corporation Series A.................   1,781,144
     19,200    Avalon Bay Communities, Inc. Pfd Series F.........     386,400
     46,800    Boston Properties, Inc............................   1,456,650
    102,400    Bradley Real Estate, Inc..........................   1,785,600
    130,400    Brandywine Realty Trust...........................   2,135,300
    200,000    Carramerica Realty Corporation, Pfd Series B......   3,225,000
     58,000    Centerpoint Properties Corp.......................   2,080,750
     42,500    Colonial Properties Trust.........................     985,469
    158,400    Cornerstone Properties, Inc.......................   2,316,600
    113,100    Corporate Office Properties Trust, Inc............     862,387
     90,000    Developers Diversified Realty Corp................   1,541,250
    221,300    Duke-Weeks Realty Corp............................   4,315,350
    214,100    Equity Office Properties Trust....................   5,272,212
    200,000    Equity Office Properties Trust Pfd Series A.......   4,200,000
    121,700    Equity Residential Properties Trust...............   5,195,069
    100,000    Equity Residential, Pfd Series G..................   1,975,000
    100,000    Equity Residential Properties, Pfd Series L.......   1,887,500
     25,000    Federal Realty Investment Trust Pfd...............     432,812
    100,000    First Industrial Realty Trust, Inc. Pfd...........   1,912,500
     98,300    Gables Residential Trust, Pfd Series A............   1,800,119
     74,900    Hospitality Properties Trust......................   1,427,781

Shares         Issuer                                                 Value
------         ------                                                 -----
    149,800    Macerich Company..................................  $ 3,117,713
     25,159    New Plan Excel Realty Trust.......................      397,827
     25,000    Prologis Trust....................................      481,250
     19,900    Prologis Trust-Pfd Series A.......................      398,000
    127,700    Public Storage, Inc...............................    2,897,193
     93,600    Rouse Company.....................................    1,989,000
    280,900    Simon Property Group, Inc.........................    6,443,144
     84,750    Spieker Properties, Inc...........................    3,088,078
    174,455    Starwood Financial Trust..........................    2,954,832
     26,000    Starwood Financial, Inc Series C Pfd..............      373,750
    140,000    Starwood Hotels & Resorts Worldwide...............    3,290,000
     35,500    Storage USA, Inc..................................    1,073,875
    100,400    Taubman Centers, Inc..............................    1,079,300
     35,000    Taubman Centers, Inc Pfd Series A.................      529,375
     62,800    United Dominion Realty Trust, Inc.................    1,122,550
    112,100    Urban Shopping Centers, Inc.......................    3,040,712
                                                                   -----------

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $100,498,293).......      79,251,492
                                                                   -----------

CORPORATE BONDS-- 0.59%
Principal          Issuer, Coupon and Maturity Date                    Value
---------          --------------------------------                    -----
$   5,000,000      Avco Financial Services, Inc.
                    5.75% 01/23/01..............................       4,936,150
    5,000,000      Ford Motor Credit Co.
                    5.75% 01/25/01..............................       4,944,350
                                                                  --------------

TOTAL CORPORATE BONDS (Cost $10,034,650)........................       9,880,500
                                                                  --------------

GOVERNMENT AGENCIES--.63%
Principal          Issuer, Coupon and Maturity Date                    Value
---------          --------------------------------                    -----
   10,640,000      Federal Home Loan Mortgage Corporation
                    5.59% 01/11/00..............................      10,623,907
                                                                  --------------

TOTAL GOVERNMENT AGENCIES (Amortized cost $10,623,478)...........     10,623,907
                                                                  --------------

COMMERCIAL PAPER--16.27%
Principal          Issuer, Coupon and Maturity Date                    Value
---------          --------------------------------                    -----
   15,000,000      Asset Securitization Cooperative Corp
                    5.90% 01/31/00..............................      14,927,667
   10,000,000      Corporate Asset Funding Corp, Inc.
                    5.92% 02/01/00..............................       9,950,222
   14,000,000      Deutsche Bank
                    5.80% 03/31/00..............................      13,991,218
   17,725,000      Dupont (E.I.) De Nemours & Co.
                    5.76% 01/26/00..............................      17,653,056
    7,140,000      Equilon Enterprises LLC
                    6.25% 01/11/00..............................       7,127,848
   13,850,000      Equilon Enterprises LLC
                    6.55% 01/13/00..............................      13,822,142
    3,375,000      Equilon Enterprises LLC
                    5.87% 02/03/00..............................       3,357,150
    6,175,000      General Electric Capital Corp.
                    6.02% 01/24/00..............................       6,151,864
   20,000,000      Goldman Sachs Group, LP
                    6.07% 02/07/00..............................      19,881,778
   13,100,000      J.P. Morgan & Co.
                    6.15% 01/10/00..............................      13,079,732

Principal          Issuer, Coupon and Maturity Date                    Value
---------          --------------------------------                    -----
   12,675,000      Lucent Technologies Inc.
                    5.72% 02/15/00..............................  $   12,583,980
   12,150,000      McGraw Hill, Inc.
                    5.25% 01/28/00..............................      12,096,891
   15,275,000      Merck, Inc.
                    5.72% 02/03/00..............................      15,194,212
   10,000,000      Morgan Stanley Dean Witter
                    6.00% 01/07/00..............................       9,992,514
   15,000,000      National Fuel Gas Co.
                    6.20% 02/23/00..............................      14,870,625
    1,350,000      National Fuel Gas Co.
                    5.87% 03/01/00..............................       1,336,584
   20,000,000      National Rural Utilities Coop Finance
                    5.78% 02/14/00..............................      19,860,000
   15,000,000      National Rural Utilities Coop Finance
                    5.92% 03/07/00..............................      14,841,991
   10,000,000      Park Avenue Receivables Corp.
                    6.06% 01/27/00..............................       9,957,850
   17,006,000      Pfizer, Inc.
                    5.76% 02/29/00..............................      16,846,710
   14,000,000      Receivables Capital Corp.
                    6.40% 01/14/00..............................      13,969,675
   13,070,000      Salomon Smith Barney Holdings, Inc.
                    6.00% 01/20/00..............................      13,029,193
                                                                  --------------

   TOTAL COMMERCIAL PAPER (Amortized cost $274,505,782).........     274,522,902
                                                                  --------------

TOTAL MARKETABLE SECURITIES (Cost $395,662,203).................     374,278,801
                                                                  --------------

TOTAL INVESTMENTS--100.00% (Cost $1,649,312,484)................  $1,686,782,355
                                                                  ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                        Schedule III - Real Estate Owned
                                December 31, 1999

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------


River Road Distribution Center         $-0-      $ 4,166,787     $   133,213        $ 4,300,000         1995      11/22/1995
Industrial Building
Fridley, Minnesota

The Greens At Metrowest                 -0-       12,490,895       1,609,105         14,100,000         1990      12/15/1995
Apartments
Orlando, Florida

Butterfield Industrial Park             -0-        4,431,166         418,834          4,850,000         1981      12/22/1995
Industrial Building
El Paso, Texas(1)

Plantation Grove Shopping Center        -0-        7,326,170          23,830          7,350,000         1995      12/28/1995
Shopping Center
Ocoee, Florida

Southbank Business Park                 -0-       10,069,898       2,930,102         13,000,000         1995       02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection                    -0-        6,774,711         325,289          7,100,000         1988       03/29/96
Shopping Center
Raleigh, North Carolina

Lynnwood Collection                     -0-        6,708,120         991,880          7,700,000         1988       03/29/96
Shopping Center
Raleigh, North Carolina

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

Monte Vista Apartments                 $-0-       17,664,247       2,835,753         20,500,000         1995       06/21/96
Apartments
Littleton, Colorado

River Oaks Shopping Center              -0-       13,036,153        (936,153)        12,100,000         1995       07/12/96
Shopping Center
Woodbridge, Virginia

Arapahoe Park East                      -0-        9,920,680       1,929,320         11,850,000         1982      10/31/1996
Industrial Building
Boulder, Colorado

Royal St. George Apartments             -0-       16,072,275         427,725         16,500,000         1995      12/20/1996
Apartments
West Palm Beach, Florida

Interstate Crossing                     -0-        6,485,249         (85,249)         6,400,000         1995      12/31/1996
Industrial Building
Eagan, Minnesota

West Creek Apartments                   -0-       13,488,279       2,022,966         15,511,245         1988       01/02/97
Apartments
Westlake Village, California

Interstate Acres                        -0-       13,610,294         489,706         14,100,000         1988       01/24/97
Industrial Building
Urbandale, Iowa

The Crest at Shadow Mountain            -0-        9,192,389         507,611          9,700,000         1992       01/31/97
Apartments
El Paso, Texas

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

Westinghouse Facility                  $-0-        6,089,473         110,527          6,200,000         1997       02/05/97
Industrial Building
Coral Springs, Florida

Rolling Meadows                         -0-       12,930,463        (820,463)        12,110,000         1957       05/28/97
Shopping Center
Rolling Meadows, Illinois

Saks Distribution Center                -0-       26,908,401       3,416,599         30,325,000         1997       05/15/97
Industrial Building
Aberdeen, Maryland

Eastgate Distribution Center            -0-       11,941,992       1,358,008         13,300,000         1996       05/29/97
Industrial Building
San Diego, California

Five Centerpointe                       -0-       15,429,103       2,571,845         18,000,948         1988       04/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park                 -0-       23,249,805       5,150,195         28,400,000         1988       04/21/97
Office Building
Longview, Maryland

Northmark Business Center III           -0-        8,591,636       4,408,364         13,000,000         1985       04/21/97
Office Building
Blue Ash, Ohio

USF&G Building                          -0-        6,195,142       2,527,025          8,722,167         1988       04/21/97
Office Building
Salt Lake City, Utah

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

Two Newton Place                       $-0-      $16,368,169     $ 3,931,831        $20,300,000         1987       04/21/97
Office Building
Newton, Massachusetts

Fairgate at Ballston                    -0-       26,790,792       4,009,208         30,800,000         1988       04/21/97
Office Building
Arlington, Virginia

Parkview Plaza                          -0-       49,139,012       3,297,309         52,436,321         1990       04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments                -0-       21,476,050       1,476,260         22,952,310         1991      10/20/1997
Apartments
Lafayette Hill, Pennsylvania

Corporate Center at Sawgrass            -0-       12,956,957       1,243,043         14,200,000         1997       12/02/97
Office Building
Sunrise, Florida

371 Hoes Lane                           -0-       15,499,306       1,300,694         16,800,000         1986      12/15/1997
Office Building
Piscataway, New Jersey

Columbia Centre III                     -0-       38,580,850       3,519,150         42,100,000         1989      12/23/1997
Office Building
Rosemont, Illinois

The Lodge at Willow Creek               -0-       27,562,882       2,437,118         30,000,000         1997      12/24/1997
Apartments
Douglas County, Colorado

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

The Legends at Chase Oaks              $-0-      $29,701,668     ($1,901,668)       $27,800,000         1997       03/31/98
Apartments
Plano, Texas

Glen Pointe Business Park               -0-       15,279,508         820,492         16,100,000         1997       06/30/98
Industrial Building
Glendale Heights, Illinois

Wood Creek Business Park                -0-        7,222,421        (246,078)         6,976,343         1995       06/30/98
Industrial Building
Boilingbrook, Illinois

Rock Run Business Park                  -0-        9,325,421          24,579          9,350,000         1998       06/30/98
Industrial Building
Joliet, Illinois

Golfview Apartments                     -0-       28,066,591        (556,591)        27,510,000         1998       07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                 -0-       17,003,388         105,397         17,108,785         1988       10/08/98
Apartments
Farmington Hills, Michigan

Bent Tree Apartments                    -0-       14,412,235          87,765         14,500,000         1987       10/22/98
Apartments
Columbus, Ohio

UPS Distribution Center                 -0-       10,989,393          10,607         11,000,000         1998       11/13/98
Industrial Building
Fernly, Nevada

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

Ontario Industrial Properties          $-0-      $24,433,584     $   216,416        $24,650,000         1997       12/17/98
Industrial Building
Ontario, California

IDI California Portfolio                -0-       35,668,791         831,209         36,500,000         1998       12/17/98
Industrial Building
Ontario, California

IDI Kentucky Portfolio                  -0-       24,651,154         748,846         25,400,000         1998       12/17/98
Industrial Building
Hebron, Kentucky

Fedex Distribution Center               -0-        7,828,025         (28,025)         7,800,000         1998       12/18/98
Industrial Building
Crofton, Maryland

The Bay Court at Harbor Pointe          -0-       35,164,373        (364,373)        34,800,000         1991       12/18/98
Apartments
Mukilteo, Washington

Biltmore Commerce Center                -0-       37,323,057       1,176,943         38,500,000         1985       02/23/99
Office Building
Phoenix, Arizona

The Colorado                            -0-       52,687,840       3,859,449         56,547,289         1987       04/14/99
Apartments
New York, New York

Sawgrass Portfolio                      -0-       24,916,713          83,287         25,000,000         1998       05/11/99
Office Building
Sunrise, Florida

                                                                Costs Capitalized
                                                                  Subsequent to
                                                                   Acquisition
                                                 Initial cost       (Including        Value at         Year
                                       Encum-     to Acquire     Unrealized Gains   December 31,    Construction    Date
         Description                   brances     Property        and Losses)          1999         Completed     Acquired
------------------------------         -------   ------------   -----------------   ------------    ------------   --------

780 Third Avenue                       $-0-   $  161,511,019    $    988,981     $  162,500,000        1984       07/08/99
Office Building
New York, New York

Monument Place                          -0-       34,597,698       1,502,302         36,100,000         1990       07/15/99
Office Building
Fairfax, Virginia

88 Kearny Street                        -0-       65,995,171       6,404,829         72,400,000         1986       07/22/99
Office Building
San Francisco, California

10 Waterview Boulevard                  -0-       31,063,636         136,364         31,200,000         1984       07/27/99
Office Building
Parsippany, New Jersey

Larkspur Courts                         -0-       53,038,988       2,261,012         55,300,000         1991       08/17/99
Apartments
Larkspur, California

Columbus Portfolio                      -0-       33,701,672               0         33,701,672         1997       11/30/99
Office Building
Columbus, Ohio

Konica Photo Imaging Headquarters       -0-       17,051,474               0         17,051,474         1999       12/21/99
Industrial Building
Mahwah, New Jersey

                                       ----   --------------    ------------     --------------
                                       $-0-   $1,242,781,166    $ 69,722,388     $1,312,503,554
                                       ====   ==============    ============     ==============

(1) Leasehold interest only

Reconciliation of investment property owned:
Balance at beginning of period                                  $  820,211,242
  Acquisitions                                                     511,887,268
  Dispositions
     (Initial cost 36,659,857 costs capitalized 12,398,881)        (49,058,738)
  Capital improvements and carrying costs
     (including unrealized gains and losses)                        29,463,782
                                                                --------------

Balance at end of period                                        $1,312,503,554
                                                                ==============

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

Trustees

David Alexander, 67.
President Emeritus, Pomona College. Formerly, Trustees' Professor, Pomona College and American Secretary, Rhodes Scholarship Trust.

Marcus Alexis, 68.
Board of Trustees Professor of Economics and Professor of Management and Strategy, J.L. Kellogg Graduate School of Management, Northwestern University.

Willard T. Carleton, 65.
Donald R. Diamond Professor of Finance, College of Business and Public Administration, University of Arizona.

Robert C. Clark, 56.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

Estelle A. Fishbein, 65.
Vice President and General Counsel, The Johns Hopkins University.

Frederick R. Ford, 63.
Executive Vice President and Treasurer Emeritus, Purdue University. Formerly, Executive Vice President and Treasurer, Purdue University.

Martin J. Gruber, 62.
Nomura Professor of Finance, New York University Stern School of Business. Formerly, Chairman, Department of Finance, New York University Stern School of Business.

Ruth Simms Hamilton, 62.
Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.

Robert M. O'Neil, 65.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

Leonard S. Simon, 63.
Vice Chairman, Charter One Financial Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, The Rochester Community Savings Bank.

Ronald L. Thompson, 50.
Chairman and Chief Executive Officer, Midwest Stamping Co.

Paul R. Tregurtha, 64.
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Chairman, Meridian Aggregates, L.P.; Vice Chairman, The Interlake Steamship Company and Lakes Shipping Company.

William H. Waltrip, 62.
Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb Inc., and Chairman and Chief Executive Officer, Biggers Brothers, Inc.

Rosalie J. Wolf, 58.
Treasurer and Chief Investment Officer, The Rockefeller Foundation. Formerly, Executive Vice President, Sithe Energies, Inc., and Managing Director -- Merchant Banking, Bankers Trust Company.

Officer-Trustees

John H. Biggs, 63.
Chairman, President and Chief Executive Officer, TIAA and CREF.

Martin L. Leibowitz, 63.
Vice Chairman and Chief Investment Officer, TIAA and CREF, since November 1995. Executive Vice President, TIAA and CREF, from June 1995 to November 1995. Formerly, Managing Director -- Director of Research and member of the Executive Committee, Salomon Brothers Inc.

Other Officers

Richard J. Adamski, 57.
Vice President and Treasurer, TIAA and CREF.

Richard L. Gibbs, 52.
Executive Vice President, Finance and Planning, TIAA and CREF.

E. Laverne Jones, 50
Vice President and Corporate Secretary, TIAA and CREF.

ITEM 11. EXECUTIVE COMPENSATION.

      Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      TIAA's general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment management and other services.

      Liquidity Guarantee. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 1999, the Account paid TIAA $561,510 for this liquidity guarantee through a daily deduction from the net assets of the Account.

      Investment Management and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

      For the year ended December 31, 1999, the Account paid TIAA $4,246,911 for investment management services and $1,027,707 for mortality and expense risks. For the same period, the Account paid Services $3,442,282 for its administrative and distribution services.

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

      (3)   (A) Charter of TIAA (as amended)*
            (B) Bylaws of TIAA (as amended)**

      (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract Endorsements*
            (B) Forms of Income-Paying Contracts*

      (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. (as amended)***

            (B) Custodial Services Agreement by and between TIAA and Morgan
                Guaranty Trust Company of New York with respect to the Real Estate Account*

      (27) Financial Data Schedule of the Account's Financial Statements for the year ended December 31, 1999

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

                                 TIAA REAL ESTATE ACCOUNT

                                 By: TEACHERS INSURANCE AND ANNUITY
                                 ASSOCIATION OF AMERICA


                                 By: /s/ Peter C. Clapman
                                     ------------------------------------
                                     Peter C. Clapman
                                     Senior Vice President and
                                     Chief Counsel, Investments

                                     March 13, 2000
                                     ------------------------------------
                                              Date

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                    DATE


/s/ John H. Biggs                 Chairman of the Board, President       3/13/00
---------------------------       and Chief Executive Officer
John H. Biggs                     (Principal Executive Officer)
                                  and Trustee


/s/ Martin L. Leibowitz           Vice Chairman and Chief Investment     3/13/00
---------------------------       Officer and Trustee
Martin L. Leibowitz


/s/ Richard L. Gibbs              Executive Vice President               3/13/00
---------------------------       (Principal Financial
Richard L. Gibbs                  and Accounting Officer)

Signature of Trustee             Date      Signature of Trustee         Date
--------------------             ----      --------------------         ----


/s/ Marcus Alexis              3/13/00     /s/Robert M. O'Neil         3/13/00
-------------------------                  ----------------------
Marcus Alexis                              Robert M. O'Neil


/s/ Willard T. Carleton        3/13/00     /s/ Leonard S. Simon        3/13/00
-------------------------                  ----------------------
Willard T. Carleton                        Leonard S. Simon


/s/ Robert C. Clark            3/13/00     /s/ Ronald L. Thompson      3/13/00
-------------------------                  ----------------------
Robert C. Clark                            Ronald L. Thompson


/s/ Estelle A. Fishbein        3/13/00     /s/ Paul R. Tregurtha       3/13/00
-------------------------                  ----------------------
Estelle A. Fishbein                        Paul R. Tregurtha


/s/ Frederick R. Ford          3/13/00     /s/ William H. Waltrip      3/13/00
-------------------------                  ----------------------
Frederick R. Ford                          William H. Waltrip


/s/ Martin J. Gruber           3/13/00     /s/ Rosalie J. Wolf         3/13/00
-------------------------                  ----------------------
Martin J. Gruber                           Rosalie J. Wolf


/s/ Ruth Simms Hamilton        3/13/00
-------------------------                  ----------------------
Ruth Simms Hamilton                        David Alexander

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

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------

27 Financial Data Schedule of the Account's Financial Statements for the period ended December 31, 1999