Form 10-Q
period 2000-03-31
TIAA REAL ESTATE ACCOUNT
filed 2000-05-12
CIK 946155

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

         Yes  [X]                   No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 2000

                                                                              Page
                                                                              ----
   Consolidated Statements of Assets and Liabilities.........................   3

   Consolidated Statements of Operations.....................................   4

   Consolidated Statements of Changes in Net Assets..........................   5

   Consolidated Statements of Cash Flows.....................................   6

   Notes to Consolidated Financial Statements................................   7

   Consolidated Statement of Investments.....................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2000           1999
                                                                                      --------------  --------------
                                                                                       (UNAUDITED)
ASSETS

 Investments, at value:
    Real estate properties
     (Cost: $1,255,567,548 and $1,253,650,281) ....................................   $1,316,914,696  $1,312,503,554
    Marketable securities
     (Amortized cost: $523,601,687 and $395,662,203) ..............................      505,327,950     374,278,801

 Cash .............................................................................        1,065,120         617,599

 Other ............................................................................       23,983,074      32,057,761
                                                                                      --------------  --------------

                                                                      TOTAL ASSETS     1,847,290,840   1,719,457,715
                                                                                      --------------  --------------

LIABILITIES

 Accrued real estate property level expenses and taxes ............................       16,879,172      18,425,328

 Security deposits held ...........................................................        5,675,953       5,549,959
                                                                                      --------------  --------------

                                                                 TOTAL LIABILITIES        22,555,125      23,975,287
                                                                                      --------------  --------------

NET ASSETS

 Accumulation Fund ................................................................    1,765,540,513   1,642,327,173

 Annuity Fund .....................................................................       59,195,202      53,155,255
                                                                                      --------------  --------------

                                                                  TOTAL NET ASSETS    $1,824,735,715  $1,695,482,428
                                                                                      ==============  ==============


NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 5 and 6 ...........................       12,089,729      11,487,360
                                                                                      ==============  ==============

NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 5 ...................................          $146.04         $142.97
                                                                                             =======         =======


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                        FOR THE          FOR THE
                                                                                      THREE MONTHS    THREE MONTHS
                                                                                         ENDED            ENDED
                                                                                        MARCH 31,       MARCH 31,
                                                                                          2000            1999
                                                                                      ------------    ------------
INVESTMENT INCOME

  Real estate income net:
    Rental income .................................................................    $41,821,067     $26,198,891
                                                                                      ------------    ------------
    Real estate property level expenses and taxes:
      Operating expenses ..........................................................      8,971,080       5,580,625
      Real estate taxes ...........................................................      4,892,240       2,673,051
                                                                                      ------------    ------------
                                Total real estate property level expenses and taxes     13,863,320       8,253,676
                                                                                      ------------    ------------
                                                            Real estate income, net     27,957,747      17,945,215
  Interest ........................................................................      5,240,939       4,364,165
  Dividends .......................................................................      1,631,830       2,044,302
                                                                                      ------------    ------------
                                                                       TOTAL INCOME     34,830,516      24,353,682
                                                                                      ------------    ------------
Expenses--Note 3:
    Investment advisory charges ...................................................      1,538,682       1,044,886
    Administrative and distribution charges .......................................      1,043,496         805,090
    Mortality and expense risk charges ............................................        305,589         218,383
    Liquidity guarantee charges ...................................................        167,889          92,520
                                                                                      ------------    ------------
                                                                     TOTAL EXPENSES      3,055,656       2,160,879
                                                                                      ------------    ------------
                                                             INVESTMENT INCOME, NET     31,774,860      22,192,803
                                                                                      ------------    ------------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on:
    Real estate properties ........................................................           --         6,205,560
    Marketable securities .........................................................       (147,448)       (599,143)
                                                                                      ------------    ------------
                                            Net realized gain (loss) on investments       (147,448)      5,606,417
                                                                                      ------------    ------------
  Net change in unrealized appreciation (depreciation) on:
    Real estate properties ........................................................      2,493,875      (4,882,840)
    Marketable securities .........................................................      3,109,665      (2,786,947)
                                                                                      ------------    ------------
                Net change in unrealized appreciation (depreciation) on investments      5,603,540      (7,669,787)
                                                                                      ------------    ------------
                             NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS      5,456,092      (2,063,370)
                                                                                      ------------    ------------
                                          NET INCREASE IN NET ASSETS RESULTING FROM
                                                OPERATIONS BEFORE MINORITY INTEREST     37,230,952      20,129,433
  Minority interest in net increase in net assets
     resulting from operations ....................................................           --          (403,153)
                                                                                      ------------    ------------

                                                         NET INCREASE IN NET ASSETS
                                                          RESULTING FROM OPERATIONS    $37,230,952     $19,726,280
                                                                                      ============    ============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                       FOR THE         FOR THE
                                                                                     THREE MONTHS    THREE MONTHS
                                                                                         ENDED           ENDED
                                                                                       MARCH 31,       MARCH 31,
                                                                                         2000            1999
                                                                                    --------------  --------------
FROM OPERATIONS

 Investment income net ............................................................ $   31,774,860  $   22,192,803
 Net realized gain (loss) on marketable securities ................................       (147,448)      5,606,417
 Net change in unrealized appreciation (depreciation) on investments ..............      5,603,540      (7,669,787)
 Minority interest in net increase in net assets
   resulting from operations ......................................................           --          (403,153)
                                                                                    --------------  --------------
                                                         NET INCREASE IN NET ASSETS
                                                          RESULTING FROM OPERATIONS     37,230,952      19,726,280
                                                                                    --------------  --------------
FROM PARTICIPANT TRANSACTIONS
 Premiums .........................................................................     43,377,241      29,544,538
 Net participant transfers from TIAA ..............................................      9,370,357       8,988,259
 Net participant transfers from CREF Accounts .....................................     55,246,632      87,899,065
 Annuity and other periodic payments ..............................................     (1,968,512)     (1,077,854)
 Withdrawals and death benefits ...................................................    (14,003,383)     (7,795,019)
                                                                                    --------------  --------------
                                              NET INCREASE IN NET ASSETS RESULTING
                                                     FROM PARTICIPANT TRANSACTIONS      92,022,335     117,558,989
                                                                                    --------------  --------------
                                                        NET INCREASE IN NET ASSETS     129,253,287     137,285,269

NET ASSETS
 Beginning of year ................................................................  1,695,482,428   1,196,366,887
                                                                                    --------------  --------------
 End of period .................................................................... $1,824,735,715  $1,333,652,156
                                                                                    ==============  ==============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        FOR THE         FOR THE
                                                                                      THREE MONTHS    THREE MONTHS
                                                                                          ENDED          ENDED
                                                                                        MARCH 31,       MARCH 31,
                                                                                          2000            1999
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net increase in net assets resulting from operations .............................   $ 37,230,952    $ 19,726,280
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments ........................................................   (135,460,291)   (134,015,337)
   Decrease (increase) in other assets ............................................      8,074,687      (1,735,084)
   Increase in payable for securities transactions ................................           --            57,240
   Increase (decrease) in accrued real estate property level expenses and taxes ...     (1,546,156)      1,018,315
   Increase (decrease) in security deposits held ..................................        125,994        (144,559)
   Decrease in minority interest ..................................................           --        (2,980,205)
                                                                                      ------------    ------------
                                                                   NET CASH USED IN
                                                               OPERATING ACTIVITIES    (91,574,814)   (118,073,350)
                                                                                      ------------    ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums .........................................................................     43,377,241      29,544,538
 Net participant transfers from TIAA ..............................................      9,370,357       8,988,259
 Net participant transfers from CREF Accounts .....................................     55,246,632      87,899,065
 Annuity and other periodic payments ..............................................     (1,968,512)     (1,077,854)
 Withdrawals and death benefits ...................................................    (14,003,383)     (7,795,019)
                                                                                      ------------    ------------
                                                               NET CASH PROVIDED BY
                                                           PARTICIPANT TRANSACTIONS     92,022,335     117,558,989
                                                                                      ------------    ------------
                                                    NET INCREASE (DECREASE) IN CASH        447,521        (514,361)

CASH
 Beginning of year ................................................................        617,599         572,343
                                                                                      ------------    ------------
 End of period ....................................................................   $  1,065,120    $     57,982
                                                                                      ============    ============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account commenced operations on July 3, 1995. Teachers REA, LLC, a wholly owned subsidiary of the Account, began operations in July 1996 and holds two properties in Virginia. Light Street Partners, L.P. ("Light Street"), a partnership in which the Account holds a 100% interest, began operations in March 1997 and holds seven office buildings throughout the United States. Prior to April 30, 1999, when the Account purchased the remaining 10% interest, the Account had a 90% interest in Light Street. Teachers REA II, LLC, a wholly owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments.

TIAA employees, under the direction of TIAA's Board of Trustees and its Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are also subject to review by the Account's independent fiduciary, The Townsend Group. Effective March 1, 2000, the former independent fiduciary, Institutional Property Consultants, Inc., was replaced due to a change in its ownership. TIAA also provides all portfolio accounting and related services for the Account. TIAA-CREF Individual & Institutional Services, Inc. ("Services"), a subsidiary of TIAA, which is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc., provides administrative and distribution services pursuant to a Distribution and Administrative Services Agreement with the Account.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

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

NOTE 3--MANAGEMENT AGREEMENTS

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the former minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the three months ended March 31, 1999 amounted to $186,808 for investment advisory expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                       Years Ending
                       December 31,
                       ------------
                       2000                       $ 98,811,597
                       2001                         88,314,162
                       2002                         77,150,600
                       2003                         66,532,834
                       2004                         52,000,897
                       Thereafter                  165,656,770
                                                  ------------
                       Total                      $548,466,860
                                                  ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                        FOR THE                                                      JULY 3, 1995
                                                     THREE MONTHS                 FOR THE YEARS ENDED                (COMMENCEMENT
                                                         ENDED                        DECEMBER 31,                 OF OPERATIONS) TO
                                                       MARCH 31,    ----------------------------------------------    DECEMBER 31,
                                                        2000 (1)      1999        1998         1997         1996        1995 (1)
                                                        --------      ----        ----         ----         ----        --------
                                                      (Unaudited)
Per Accumulation Unit Data:
 Rental income.................................        $  3.402     $ 12.168    $ 10.425     $  7.288     $  6.012     $  0.159
 Real estate property
   level expenses and taxes....................           1.127        3.975       3.403        2.218        1.850        0.042
                                                       --------     --------    --------     --------     --------     --------
                        Real estate income, net           2.275        8.193       7.022        5.070        4.162        0.117
 Dividends and interest........................           0.559        2.292       3.082        2.709        3.309        2.716
                                                       --------     --------    --------     --------     --------     --------
                                   Total income           2.834       10.485      10.104        7.779        7.471        2.833
 Expense charges (2)...........................           0.249        0.853       0.808        0.580        0.635        0.298
                                                       --------     --------    --------     --------     --------     --------
                         Investment income, net           2.585        9.632       9.296        7.199        6.836        2.535
 Net realized and unrealized
   gain on investments.........................           0.483        1.164       0.579        3.987        1.709        0.031
                                                       --------     --------    --------     --------     --------     --------
 Net increase in
   Accumulation Unit Value.....................           3.068       10.796       9.875       11.186        8.545        2.566
 Accumulation Unit Value:
   Beginning of period.........................         142.968      132.172     122.297      111.111      102.566      100.000
                                                       --------     --------    --------     --------     --------     --------
   End of period...............................        $146.036     $142.968    $132.172     $122.297     $111.111     $102.566
                                                       ========     ========    ========     ========     ========     ========

Total return...................................           2.15%        8.17%       8.07%       10.07%        8.33%         2.57%
Ratios to Average Net Assets:
   Expenses (2)................................           0.17%        0.63%       0.64%        0.58%        0.61%         0.30%
   Investment income, net......................           1.81%        7.13%       7.34%        7.25%        6.57%         2.51%
Portfolio turnover rate:
   Real estate properties......................              0%        4.46%          0%           0%           0%            0%
   Securities..................................           3.34%       27.68%      24.54%        7.67%       15.04%            0%
Thousands of Accumulation Units
   outstanding at end of period................          12,090       11,487       8,834        6,313        3,296        1,172

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 2000 would be $1.376 ($4.828, $4.211, $2.798 and $2.485 for the years ended December 31, 1999, 1998, 1997 and 1996 respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2000 would be 0.97% (3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31, 1999, 1998, 1997 and 1996 respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

NOTE 6--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                      FOR THE                     FOR THE
                                                                    THREE MONTHS                   YEAR
                                                                       ENDED                       ENDED
                                                                   MARCH 31, 2000            DECEMBER 31, 1999
                                                                   --------------            -----------------
                                                                   (Unaudited)
Accumulation Units:
  Credited for premiums..................................               300,183                    918,728
  Credited for transfers, net disbursements and
    Amounts applied to the Annuity Fund..................               302,186                  1,734,721
  Outstanding:
    Beginning of year....................................            11,487,360                  8,833,911
                                                                     ----------                 ----------
    End of period........................................            12,089,729                 11,487,360
                                                                     ==========                 ==========

NOTE 7--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 2000, the Account had one outstanding commitment to purchase a real estate property for approximately $144.5 million. In addition, during April of 2000 the Account purchased one real estate property for approximately $19.6 million and entered into a commitment to purchase another property for approximately $15.6 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2000

REAL ESTATE PROPERTIES--72.27%
LOCATION / DESCRIPTION                                                                 VALUE
----------------------                                                                 -----
ARIZONA:
     Biltmore Commerce Center - Office building.................................  $  38,511,506
     Southbank Building - Office building.......................................     13,000,000
CALIFORNIA:
     88 Kearny Street - Office building ........................................     72,847,558
     Eastgate Distribution Center - Industrial building.........................     13,300,000
     Larkspur Courts - Apartments...............................................     56,100,000
     Ontario Industrial Properties - Industrial building........................     63,000,000
     Westcreek - Apartments  ...................................................     15,700,000
COLORADO:
     Arapahoe Park East - Industrial building...................................     11,850,000
     The Lodge at Willow Creek - Apartments.....................................     30,500,000
     Monte Vista - Apartments ..................................................     21,000,000
FLORIDA:
     Golfview - Apartments .....................................................     27,510,000
     The Greens at Metrowest - Apartments.......................................     14,100,000
     Plantation Grove - Shopping center.........................................      7,350,000
     Royal St. George - Apartments..............................................     16,500,000
     Sawgrass Portfolio - Office building.......................................     39,200,000
     Westinghouse Facility - Industrial building................................      6,200,000
ILLINOIS:
     Columbia Center III - Office building......................................     42,300,000
     Glenpointe Business Park - Industrial building.............................     16,108,000
     Parkview Plaza - Office building...........................................     52,100,000
     Rockrun Business Park - Industrial building................................      9,350,000
     Rolling Meadows - Shopping center..........................................     11,900,000
     Woodcreek Business Park - Industrial building..............................      7,000,000
IOWA:
     Interstate Acres - Industrial building.....................................     13,706,417
KENTUCKY:
     IDI Kentucky Portfolio - Industrial building...............................     25,400,000
MARYLAND:
     FedEx Distribution Facility - Industrial building..........................      7,700,000
     Longview Executive Park - Office building..................................     28,400,000
     Saks Distribution Center - Industrial building.............................     30,600,000
MASSACHUSETTS:
     Two Newton Center - Office building........................................     20,300,000
MICHIGAN:
     Indian Creek - Apartments..................................................     17,100,000
MINNESOTA:
     Interstate Crossing - Industrial building..................................      6,400,000
     River Road Distribution Center - Industrial building.......................      4,300,000
NEVADA:
     UPS Distribution Facility - Industrial building............................     11,000,000
NEW JERSEY:
     371 Hoes Lane - Office building............................................     16,800,000
     10 Waterview Boulevard - Office building...................................     31,200,000
     Konica Photo Imaging Headquarters - Industrial building....................     17,049,875



NEW YORK:
    780 Third Avenue - Office building.......................................... $  163,000,000
    The Colorado - Apartments...................................................     56,539,875
NORTH CAROLINA:
     Lynnwood Collection - Shopping center......................................      7,700,000
     Millbrook Collection - Shopping center.....................................      7,300,000
OHIO:
     Bent Tree - Apartments ....................................................     14,700,000
     Columbus Portfolio - Office building.......................................     33,800,000
     Northmark Business Center - Office building................................     13,000,000
OREGON:
     Five Centerpointe - Office building........................................     18,197,727
PENNSYLVANIA:
     Lincoln Woods - Apartments.................................................     22,950,000
TEXAS:
     Butterfield Industrial Park - Industrial building..........................      4,850,000(1)
     The Crest at Shadow Mountain - Apartments..................................     10,000,000
     The Legends at Chase Oaks - Apartments.....................................     27,200,000
UTAH:
     USF&G Building - Office building...........................................      8,700,000
VIRGINIA:
     Fairgate at Ballston - Office building.....................................     30,500,000
     Monument Place - Office building...........................................     36,100,000
     River Oaks - Shopping center...............................................     11,900,000
WASHINGTON:
     The Bay Court at Harbour Pointe - Apartments...............................     35,093,738
                                                                                  -------------
    TOTAL REAL ESTATE PROPERTIES   (Cost $1,255,567,548)........................  1,316,914,696
                                                                                  -------------

(1)  Leasehold interest only.


MARKETABLE SECURITIES--27.73%

REAL ESTATE INVESTMENT TRUSTS--4.60%
SHARES        ISSUER                                                                  VALUE
------        ------                                                                  -----
     89,900   AMB Property Corporation Series A ................................      1,983,419
    100,000   Archstone Communities Trust ......................................      1,993,750
     19,200   Avalon Bay Communities, Inc. Pfd Series F.........................        424,800
     46,800   Boston Properties, Inc............................................      1,488,825
    102,400   Bradley Real Estate, Inc..........................................      1,747,200
    130,400   Brandywine Realty Trust...........................................      2,233,100
    200,000   Carramerica Realty Corporation, Pfd Series B......................      3,800,000
     58,000   Centerpoint Properties Corp.......................................      2,113,375
     23,900   Colonial Properties Trust.........................................        567,625
    133,400   Cornerstone Properties, Inc.......................................      2,326,163
    108,100   Corporate Office Properties Trust, Inc............................        885,069
     90,000   Developers Diversified Realty Corp................................      1,704,375
    221,300   Duke-Weeks Realty Corp............................................      4,232,363
    214,100   Equity Office Properties Trust....................................      5,379,262
    150,000   Equity Office Properties Trust Pfd Series A.......................      3,384,375
    121,700   Equity Residential Properties Trust...............................      4,890,819
    100,000   Equity Residential, Pfd Series G..................................      1,975,000
    100,000   Equity Residential Properties, Pfd Series L.......................      1,825,000
     25,000   Federal Realty Investment Trust Pfd...............................        431,250
    100,000   First Industrial Realty Trust, Inc. Pfd...........................      1,943,750
     98,300   Gables Residential Trust, Pfd Series A............................      1,800,119
     74,900   Hospitality Properties Trust......................................      1,516,725



    149,800   Macerich Company.................................................. $    3,089,625
     50,000   Manufactured Home Communities, Inc. ..............................      1,156,250
     25,159   New Plan Excel Realty Trust ......................................        345,936
     25,000   Prologis Trust ...................................................        481,250
     19,900   Prologis Trust-Pfd Series A ......................................        442,775
    127,700   Public Storage, Inc. .............................................      2,681,700
     93,600   Rouse Company ....................................................      1,977,300
    280,900   Simon Property Group, Inc. .......................................      6,741,600
     55,000   Spieker Properties, Inc. .........................................      2,447,500
    174,455   Starwood Financial Trust .........................................      3,074,769
     26,000   Starwood Financial, Inc Series C Pfd. ............................        406,250
    140,000   Starwood Hotels & Resorts Worldwide ..............................      3,675,000
     35,500   Storage USA, Inc. ................................................      1,087,187
     50,000   Sun Communities, Inc. ............................................      1,443,750
    100,400   Taubman Centers, Inc. ............................................      1,116,950
     35,000   Taubman Centers, Inc Pfd Series A ................................        595,000
     62,800   United Dominion Realty Trust, Inc. ...............................      1,138,250
    112,100   Urban Shopping Centers, Inc. .....................................      3,257,906
                                                                                 --------------

TOTAL REAL ESTATE INVESTMENT TRUSTS  (Cost $101,828,537)........................     83,805,362
                                                                                 --------------

CORPORATE BONDS-- 0.54%
PRINCIPAL     ISSUER, COUPON AND MATURITY DATE                                       VALUE
---------     --------------------------------                                       -----
$ 5,000,000   Avco Financial Services, Inc.
                5.75% 01/23/01..................................................      4,940,950
  5,000,000   Ford Motor Credit Co.
                5.75% 01/25/01..................................................      4,940,250
                                                                                 --------------
TOTAL CORPORATE BONDS  (Cost $10,034,650).......................................      9,881,200
                                                                                 --------------

GOVERNMENT AGENCIES--1.07%
PRINCIPAL     ISSUER, COUPON AND MATURITY DATE                                       VALUE
---------     --------------------------------                                       -----
 18,340,000   Federal Home Loan Mortgage Corporation
                5.77% 04/18/00..................................................     18,285,530
  1,160,000   Federal Home Loan Mortgage Corporation
                5.90% 04/18/00..................................................      1,156,555
                                                                                 --------------
TOTAL GOVERNMENT AGENCIES  (Amortized cost $19,446,797).........................     19,442,085
                                                                                 --------------

COMMERCIAL PAPER--21.52%
PRINCIPAL     ISSUER, COUPON AND MATURITY DATE                                       VALUE
---------     --------------------------------                                       -----
 20,000,000   American Express Credit Corp
                5.82% 04/07/00..................................................     19,976,356
 13,125,000   American Telephone & Telegraph Co
                5.94% 04/10/00..................................................     13,102,833
 14,200,000   Corporate Asset Funding Corp, Inc.
                5.85% 04/19/00..................................................     14,154,733
  7,500,000   CVS Corp
                6.22% 04/05/00..................................................      7,493,438
  1,230,000   Emerson Electric Co
               5.87% 05/02/00...................................................      1,223,396
  6,305,000   Enterprise Funding Corporation
               6.07% 04/03/00...................................................      6,301,805
 28,044,000   Enterprise Funding Corporation
               6.37% 04/03/00...................................................     28,029,790
  5,850,000   Equilon Enterprises LLC
                5.82% 04/03/00..................................................      5,847,036

PRINCIPAL     ISSUER, COUPON AND MATURITY DATE                                       VALUE
---------     --------------------------------                                       -----
$34,200,000   Ford Motor Credit Corp
                6.15% 04/04/00.................................................. $   34,176,895
 38,550,000   General Electric Capital Corp
                6.04% 04/10/00..................................................     38,484,893
 24,300,000   General Mills
                6.07% 04/07/00..................................................     24,271,273
  6,500,000   General Mills
                6.05% 04/10/00..................................................      6,489,022
 10,000,000   GTE Corp
                5.89% 04/06/00..................................................      9,989,867
 19,235,000   GTE Corp
                5.91% 04/10/00..................................................     19,202,514
  4,800,000   GTE Funding Inc
                6.05% 04/10/00..................................................      4,791,893
 22,110,000   Honeywell, Inc
                5.9% 05/08/00...................................................     21,969,036
 13,125,000   J.P. Morgan & Co
                5.85% 04/14/00..................................................     13,093,967
 13,640,000   Motiva Enterprises LLC
                6.07% 04/07/00..................................................     13,623,875
 24,500,000   National Fuel Gas Co
                6.07% 04/17/00..................................................     24,428,847
 14,745,000   Park Avenue Receivables Corp
                5.87% 04/10/00..................................................     14,720,097
 18,474,000   Province of Ontario
                5.91% 07/07/00..................................................     18,165,721
 16,045,000   Receivable Capital Corp
                5.87% 04/20/00..................................................     15,991,159
 23,000,000   Salomon Smith Barney Holdings Inc
                5.85% 04/10/00..................................................     22,961,155
 13,800,000   The Stanley Works
                5.88% 05/09/00..................................................     13,709,702

  TOTAL COMMERCIAL PAPER  (Amortized cost $392,291,703).........................    392,199,303
                                                                                 --------------
TOTAL MARKETABLE SECURITIES  (Cost $523,601,687)................................    505,327,950
                                                                                 --------------
TOTAL INVESTMENTS--100.00%  (Cost $1,779,169,235)............................... $1,822,242,646
                                                                                 ==============


                 See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     At March 31, 2000, the TIAA Real Estate Account owned a total of 52 real estate properties, including 17 office properties, 16 industrial properties, 14 apartment complexes, and 5 neighborhood shopping centers, representing 72.3% of the Account's total investment portfolio. The Account also held investments in commercial paper, representing 21.5% of the portfolio, real estate investment trusts (REITs), representing 4.6% of the portfolio, U.S. government agencies, representing 1.1% of the portfolio, and corporate bonds, representing 0.5% of the portfolio.

     The Account did not purchase or sell any properties during the first quarter of 2000. However, since the end of that quarter, the Account purchased an industrial property for approximately $19.6 million. The Account also has an outstanding commitment to purchase an office building for approximately $144.5 million and an industrial property for approximately $15.6 million. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

     The Account's total net return was 2.15% for the three months ended March 31, 2000 and 1.57% for the same quarter in 1999. The Account's net investment income, after deduction of all expenses, was $31,774,860 for the three months ended March 31, 2000 and $22,192,803 for the three months ended March 31, 1999, a 43% increase. This increase was the result of a 37% increase in net assets and a 59% increase in the Account's real estate holdings during the period from March 31, 1999 to March 31, 2000.

     The Account had net realized and unrealized gains on investments of $5,456,092 for the three month period ended March 31, 2000 compared with net realized and unrealized losses of $2,063,370 for the same period in 1999. This difference was due, in part, to the fact that the Account's marketable securities (primarily its REIT holdings) increased in value in the first quarter of 2000, in contrast to the first quarter of 1999 where the Account had substantial realized and unrealized losses on its marketable securities. Also, the Account's real estate holdings appreciated more during the first quarter of 2000 than in the same period of 1999.

     The Account's real estate holdings generated approximately 80% and 74% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 2000 and March 31, 1999, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $41,821,067 for the three months ended March 31, 2000 and $26,198,891 for the same period in 1999. This increase was primarily due to the increase in the number of properties owned by the Account - from 46 properties at the end of the first quarter of 1999 to 52 properties at the end of the first quarter of 2000. Interest and dividend income on the Account's marketable securities investments increased from $6,408,467 for the first quarter of 1999 to $6,872,769 for the first quarter of 2000. This increase was primarily due to the fact that the Account had more money invested in marketable securities as the Account's net asset base grew.

     Total property level expenses for the three months ended March 31, 2000 were $13,863,320, of which $8,971,080 represented operating expenses and $4,892,240 were attributable to real estate taxes. Total property level expenses for the three months ended March 31, 1999 were $8,253,676, of which $5,580,625 were attributable to operating expenses and $2,673,051 were attributable to real estate taxes. The increase in property level expenses reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended March 31, 2000 and 1999 of $1,538,682 and $1,044,886, respectively, for investment advisory services, $1,043,496 and $805,090, respectively, for administrative and distribution services, and $473,478 and $310,903, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 and 1999, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $506,393,070 and $517,087,027, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS

     (3)  (A) Charter of TIAA (as amended) *
          (B) Bylaws of TIAA (as amended) **

     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements* and Keogh Contract***
          (B) Forms of Income-Paying Contracts *

     (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group***
          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real
              Estate Account *
          (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

     (27) Financial Data Schedule of the Account's Financial Statements for the three months ended March 31, 2000

-------------------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997 filed November 13, 1997 (File No. 33-92990).

*** - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

     (b) REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 12, 2000
                                       TIAA REAL ESTATE ACCOUNT

                                       By:     TEACHERS INSURANCE AND ANNUITY
                                               ASSOCIATION OF AMERICA

                                       By:     /s/ Peter C. Clapman
                                               ------------------------------
                                               Peter C. Clapman
                                               Senior Vice President and
                                               Chief Counsel, Investments



DATE: May 12, 2000
                                       By:     /s/ Richard L. Gibbs
                                               ------------------------------
                                               Richard L. Gibbs
                                               Executive Vice President
                                               (Principal Accounting Officer)