Form 10-Q
period 2000-06-30
TIAA REAL ESTATE ACCOUNT
filed 2000-08-11
CIK 946155

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _____________________

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

         Yes  [X]                   No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 2000

                                                                       PAGE

   Consolidated Statements of Assets and Liabilities ...............    3

   Consolidated Statements of Operations ...........................    4

   Consolidated Statements of Changes in Net Assets ................    5

   Consolidated Statements of Cash Flows ...........................    6

   Notes to Consolidated Financial Statements ......................    7

   Consolidated Statement of Investments ...........................   12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2000                1999
                                                                                     -----------         ------------
                                                                                     (Unaudited)
ASSETS
  Investments, at value:
    Real estate properties
     (cost:  $1,453,426,637 and $1,253,650,281) ...............................     $1,520,466,006       $1,312,503,554
    Marketable securities
     (cost:  $487,896,367 and $395,662,203) ...................................        477,974,745          374,278,801
  Cash ........................................................................            289,647              617,599
  Other .......................................................................         28,771,633           32,057,761
                                                                                    --------------       --------------
                                                                   TOTAL ASSETS      2,027,502,031        1,719,457,715
                                                                                    --------------       --------------

LIABILITIES
  Payable for securities transactions .........................................            467,990                -
  Accrued real estate property level expenses and taxes .......................         19,399,135           18,425,328
  Security deposits held ......................................................          6,010,776            5,549,959
                                                                                    --------------       --------------
                                                              TOTAL LIABILITIES         25,877,901           23,975,287
                                                                                    --------------       --------------
NET ASSETS
  Accumulation Fund ...........................................................      1,938,140,262        1,642,327,173
  Annuity Fund ................................................................         63,483,868           53,155,255
                                                                                    --------------       --------------
                                                               TOTAL NET ASSETS     $2,001,624,130       $1,695,482,428
                                                                                    ==============       ==============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 .......................         12,925,942           11,487,360
                                                                                    ==============       ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ................................            $149.94              $142.97
                                                                                    ==============       ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30
                                                                     ---------------------------       ---------------------------
                                                                         2000            1999               2000           1999
                                                                         ----            ----               ----           ----
INVESTMENT INCOME
 Real estate income, net:
  Rental income ..................................................   $45,451,394     $27,997,860       $87,272,461     $54,196,751
                                                                     -----------     -----------       -----------     -----------
  Real estate property level expenses and taxes:
     Operating expenses ..........................................     9,200,527       5,965,445        18,171,607      11,546,070
     Real estate taxes ...........................................     5,670,503       3,205,340        10,562,743       5,878,391
                                                                     -----------     -----------       -----------     -----------
               Total real estate property level expenses and taxes    14,871,030       9,170,785        28,734,350      17,424,461
                                                                     -----------     -----------       -----------     -----------

                                           Real estate income, net    30,580,364      18,827,075        58,538,111      36,772,290
 Interest ........................................................     6,377,999       5,409,410        11,618,938       9,773,575
 Dividends .......................................................     1,793,216       1,908,101         3,425,046       3,952,403
                                                                     -----------     -----------       -----------     -----------
                                                      TOTAL INCOME   38,751,579       26,144,586        73,582,095      50,498,268
                                                                     -----------     -----------       -----------     -----------
 Expenses--Note 3:
  Investment advisory charges ....................................     1,069,798       1,377,170         2,608,480       2,422,056
  Administrative and distribution charges ........................     1,031,627         947,042         2,075,123       1,752,132
  Mortality and expense risk charges .............................       332,914         248,570           638,503         466,953
  Liquidity guarantee charges ....................................       172,176         196,373           340,065         288,893
                                                                     -----------     -----------       -----------     -----------
                                                    TOTAL EXPENSES     2,606,515       2,769,155         5,662,171       4,930,034
                                                                     -----------     -----------       -----------     -----------
                                            INVESTMENT INCOME, NET    36,145,064      23,375,431        67,919,924      45,568,234
                                                                     -----------     -----------       -----------     -----------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
 Net realized gain (loss) on:
  Real estate properties .........................................         -               -                 -           6,205,560
  Marketable securities ..........................................        58,263         213,035           (89,185)       (386,108)
                                                                     -----------     -----------       -----------     -----------
                           Net realized gain (loss) on investments        58,263         213,035           (89,185)      5,819,452
                                                                     -----------     -----------       -----------     -----------
Net change in unrealized appreciation (depreciation) on:
  Real estate properties .........................................     5,692,221       2,496,507         8,186,096      (2,386,333)
  Marketable securities ..........................................     8,352,115       7,041,473        11,461,780       4,254,526
                                                                     -----------     -----------       -----------     -----------
              Net change in unrealized appreciation on investments    14,044,336       9,537,980        19,647,876       1,868,193
                                                                     -----------     -----------       -----------     -----------
                   NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS    14,102,599       9,751,015        19,558,691       7,687,645
                                                                     -----------     -----------       -----------     -----------
                        NET INCREASE IN NET ASSETS RESULTING FROM
                               OPERATIONS BEFORE MINORITY INTEREST    50,247,663      33,126,446        87,478,615      53,255,879

Minority interest in net increase in net assets
  resulting from operations ......................................        -            1,767,772            -            1,364,619
                                                                     -----------     -----------       -----------     -----------
                                        NET INCREASE IN NET ASSETS
                                         RESULTING FROM OPERATIONS   $50,247,663     $34,894,218       $87,478,615     $54,620,498
                                                                     ===========     ===========       ===========     ===========

                        See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30                              JUNE 30
                                                                    ------------------                    ----------------
                                                                  2000             1999                2000             1999
                                                                  ----             ----                ----             ----
FROM OPERATIONS
 Investment income, net ................................   $   36,145,064   $   23,375,431      $   67,919,924   $   45,568,234
 Net realized gain (loss) on investments ...............           58,263          213,035             (89,185)       5,819,452
 Net change in unrealized appreciation (depreciation) on
  investments ..........................................       14,044,336        9,537,980          19,647,876        1,868,193
 Minority interest in net increase in net assets
  resulting from operations ............................           -             1,767,772               -            1,364,619
                                                            -------------    -------------       -------------    -------------
                              NET INCREASE IN NET ASSETS
                               RESULTING FROM OPERATIONS       50,247,663       34,894,218          87,478,615       54,620,498
                                                            -------------    -------------       -------------    -------------
FROM PARTICIPANT TRANSACTIONS
 Premiums ..............................................       38,063,819       32,014,869          81,441,060       61,559,407
 Net transfers from TIAA ...............................        9,525,128        9,747,102          18,895,485       18,735,361
 Net transfers from CREF Accounts ......................       91,246,205       83,827,214         146,492,837      171,726,279
 Annuity and other periodic payments ...................       (1,804,084)        (982,998)         (3,772,596)      (2,060,852)
 Withdrawals and death benefits ........................      (10,390,316)      (6,354,533)        (24,393,699)     (14,149,552
                                                            -------------    -------------       -------------    -------------

                    NET INCREASE IN NET ASSETS RESULTING
                           FROM PARTICIPANT TRANSACTIONS      126,640,752      118,251,654         218,663,087      235,810,643
                                                            -------------    -------------       -------------    -------------

                              NET INCREASE IN NET ASSETS      176,888,415      153,145,872         306,141,702      290,431,141
NET ASSETS
 Beginning of period ...................................    1,824,735,715    1,333,652,156       1,695,482,428    1,196,366,887
                                                            -------------    -------------       -------------    -------------
 End of period .........................................   $2,001,624,130   $1,486,798,028      $2,001,624,130   $1,486,798,028
                                                            =============    =============       =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30                            JUNE 30
                                                                  -----------------------------     -----------------------------
                                                                      2000             1999              2000            1999
                                                                      ----             ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ........    $  50,247,663   $  34,894,218     $  87,478,615   $  54,620,498
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

 Increase in investments .....................................     (176,198,105)   (135,811,424)     (311,658,396)   (269,826,761)
 Decrease (increase) in other assets .........................       (4,788,559)     (5,840,720)        3,286,128      (7,575,804)
 Increase in payable for securities transactions .............          467,990       4,201,737           467,990       4,258,977
 Increase in accrued real estate property level expenses
    and taxes ................................................        2,519,963         999,595           973,807       2,017,910
 Increase in security deposits held ..........................          334,823         180,345           460,817          35,786
 Decrease in minority interest ...............................            -         (16,933,387)             -        (19,913,592)
                                                                   ------------    ------------      ------------    ------------
                                              NET CASH USED IN
                                          OPERATING ACTIVITIES     (127,416,225)   (118,309,636)     (218,991,039)   (236,382,986)
                                                                   ------------    ------------      ------------    ------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ....................................................       38,063,819      32,014,869        81,441,060      61,559,407
 Net transfers from TIAA .....................................        9,525,128       9,747,102        18,895,485      18,735,361
 Net transfers from CREF Accounts ............................       91,246,205      83,827,214       146,492,837     171,726,279
 Annuity and other periodic payments .........................       (1,804,084)       (982,998)       (3,772,596)     (2,060,852)
 Withdrawals and death benefits ..............................      (10,390,316)     (6,354,533)      (24,393,699)    (14,149,552)
                                                                   ------------    ------------      ------------    ------------

                                          NET CASH PROVIDED BY
                                      PARTICIPANT TRANSACTIONS      126,640,752     118,251,654       218,663,087     235,810,643
                                                                   ------------    ------------      ------------    ------------
                                          NET DECREASE IN CASH         (775,473)        (57,982)         (327,952)       (572,343)
CASH
 Beginning of period .........................................        1,065,120          57,982           617,599         572,343
                                                                   ------------    ------------      ------------    ------------
 End of period ...............................................    $     289,647   $     -           $     289,647    $     -
                                                                   ============    ============      ============    ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--ORGANIZATION

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account commenced operations on July 3, 1995. Teachers REA, LLC, a wholly owned subsidiary of the Account, began operations in July 1996 and holds two properties in Virginia. Light Street Partners, L.P. ("Light Street"), a wholly-owned subsidiary of the Account, began operations in March 1997 and holds seven office buildings throughout the United States. Prior to April 30, 1999, when the Account purchased the remaining 10% interest, the Account had a 90% interest in Light Street. Teachers REA II, LLC, a wholly owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

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

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3--MANAGEMENT AGREEMENTS

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the former minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the six months ended June 30, 1999 amounted to $345,928 for investment advisory expenses and $104,673 for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate property which was purchased during the six months ended June 30, 2000 been acquired at the beginning of the period (January 1, 2000), rental income and real estate property level expenses and taxes for the six months ended June 30, 2000 would have increased by approximately $8,610,000 and $2,366,000, respectively. In addition, interest income for the six months ended June 30, 2000 would have decreased by approximately $3,879,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 2000 would have been an increase of approximately $2,365,000, if the real estate property acquired during the six months ended June 30, 2000 had been acquired at the beginning of the period.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                       Years Ending
                       December 31,
                       ------------
                       2000                      $113,042,519
                       2001                       111,326,419
                       2002                        99,989,092
                       2003                        88,965,373
                       2004                        72,600,150
                       Thereafter                 224,596,028
                                                 ------------

                       Total                     $710,519,581
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

                                                     FOR THE                                                        JULY 3, 1995
                                                    SIX MONTH                 FOR THE YEARS ENDED                   (COMMENCEMENT)
                                                      ENDED                       DECEMBER 31,                     OF OPERATIONS) TO
                                                     JUNE 30,   -------------------------------------------------     DECEMBER 31,
                                                     2000 (1)       1999         1998          1997        1996          1995 (1)
                                                   -----------      ----         ----          ----        ----          --------
                                                   (UNAUDITED)
Per Accumulation Unit Data:
 Rental income.................................      $ 6.964     $ 12.168      $ 10.425      $ 7.288      $ 6.012       $ 0.159
 Real estate property level
   expenses and taxes..........................        2.293        3.975         3.403        2.218        1.850         0.042
                                                     -------      -------       -------      -------      -------       -------
                        Real estate income, net        4.671        8.193         7.022        5.070        4.162         0.117
  Dividends and interest........................       1.201        2.292         3.082        2.709        3.309         2.716
                                                     -------      -------       -------      -------      -------       -------
                                   Total income        5.872       10.485        10.104        7.779        7.471         2.833
 Expense charges (2)...........................        0.452        0.853         0.808        0.580        0.635         0.298
                                                     -------      -------       -------      -------      -------       -------
                         Investment income, net        5.420        9.632         9.296        7.199        6.836         2.535
 Net realized and unrealized
   gain on investments.........................        1.554        1.164         0.579        3.987        1.709         0.031
                                                     -------      -------       -------      -------      -------       -------
 Net increase in
   Accumulation Unit Value.....................        6.974       10.796         9.875       11.186        8.545         2.566
 Accumulation Unit Value:
   Beginning of period.........................      142.968      132.172       122.297      111.111      102.566       100.000
                                                     -------      -------       -------      -------      -------       -------
   End of period...............................     $149.942     $142.968      $132.172     $122.297     $111.111      $102.566
                                                     =======      =======       =======      =======      =======       =======
Total return...................................         4.88%        8.17%         8.07%       10.07%        8.33%         2.57%
Ratios to Average Net Assets:
   Expenses (2)................................         0.31%        0.63%         0.64%        0.58%        0.61%         0.30%
   Investment income, net......................         3.71%        7.13%         7.34%        7.25%        6.57%         2.51%
Portfolio turnover rate:
   Real estate properties......................            0%        4.46%            0%           0%           0%            0%
   Marketable securities.......................         9.12%       27.68%        24.54%        7.67%       15.04%            0%
Thousands of Accumulation Units
   outstanding at end of period................       12,926       11,487         8,834        6,313        3,296         1,172

(1) The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the 10% minority interest in Light Street and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 2000 would be $2.745 ($4.828, $4.211, $2.798 and $2.485 for the years ended December 31, 1999, 1998, 1997 and 1996 respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2000 would be 1.88% (3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31,
     1999, 1998, 1997 and 1996 respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                      FOR THE          FOR THE
                                                     SIX MONTHS         YEAR
                                                       ENDED            ENDED
                                                   JUNE 30, 2000   DECEMBER 31, 1999
                                                   -------------   -----------------
                                                   (Unaudited)
Accumulation Units:
  Credited for premiums .........................     556,966           918,728
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund .........     881,616         1,734,721
  Outstanding:
    Beginning of year ...........................  11,487,360         8,833,911
                                                   ----------        ----------
    End of period ...............................  12,925,942        11,487,360
                                                   ==========        ==========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2000, the Account has four outstanding contracts to purchase three office properties and one industrial building, in the total amount of approximately $171.1 million.

During July and August of 2000, the Account purchased two real estate properties for approximately $152.7 million and sold a 50% interest in one of those properties for approximately $24.7 million.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (UNAUDITED)
                                  JUNE 30, 2000

REAL ESTATE PROPERTIES--76.08%
LOCATION / DESCRIPTION                                                                                        VALUE
----------------------                                                                                        -----
ARIZONA:
    Biltmore Commerce Center - Office building..........................................................  $  38,579,352
    Southbank Building - Office building................................................................     13,200,000
CALIFORNIA:
    88 Kearny Street - Office building .................................................................     75,691,700
    Eastgate Distribution Center - Industrial building..................................................     13,450,000
    Larkspur Courts - Apartments........................................................................     57,800,000
    Northpoint Commerce Center - Industrial building....................................................     35,509,646
    Ontario Industrial Properties - Industrial building.................................................     63,000,000
    Westcreek - Apartments   ...........................................................................     16,500,000
COLORADO:
    Arapahoe Park East - Industrial building............................................................     11,850,000
    The Lodge at Willow Creek - Apartments..............................................................     30,500,000
    Monte Vista - Apartments............................................................................     21,000,000
FLORIDA:
    Golfview - Apartments...............................................................................     27,510,000
    The Greens at Metrowest - Apartments................................................................     14,100,000
    Plantation Grove - Shopping center..................................................................      7,350,000
    Royal St. George - Apartments.......................................................................     16,500,000
    Sawgrass Portfolio - Office building................................................................     39,200,000
    Westinghouse Facility - Industrial building.........................................................      6,200,000
GEORGIA:
    Satellite Distribution Center - Industrial building.................................................     19,431,200
ILLINOIS:
    Columbia Center III - Office building...............................................................     42,300,000
    Glenpointe Business Park - Industrial building......................................................     16,100,000
    Parkview Plaza - Office building....................................................................     52,522,300
    Rockrun Business Park - Industrial building.........................................................      9,350,000
    Rolling Meadows - Shopping center...................................................................     11,912,780
    Woodcreek Business Park - Industrial building.......................................................      7,000,000
IOWA:
    Interstate Acres - Industrial building..............................................................     13,707,958
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building........................................................     25,500,000
MARYLAND:
    FedEx Distribution Facility - Industrial building...................................................      7,700,000
    Longview Executive Park - Office building...........................................................     28,000,000
    Saks Distribution Center - Industrial building......................................................     30,850,000
MASSACHUSETTS:
    Two Newton Center - Office building.................................................................     20,600,000
MICHIGAN:
    Indian Creek - Apartments...........................................................................     17,100,000
MINNESOTA:
    Interstate Crossing - Industrial building...........................................................      6,400,000
    River Road Distribution Center - Industrial building................................................      4,300,000
NEVADA:
    UPS Distribution Facility - Industrial building.....................................................     11,000,000




LOCATION / DESCRIPTION                                                                                        VALUE
----------------------                                                                                        -----
NEW JERSEY:
    371 Hoes Lane - Office building..................................................................... $   16,800,000
    10 Waterview Boulevard - Office building............................................................     31,200,000
    Konica Photo Imaging Headquarters - Industrial building.............................................     17,100,000
NEW YORK:
    780 Third Avenue - Office building..................................................................    163,700,000
    The Colorado - Apartments...........................................................................     56,547,138
NORTH CAROLINA:
    Lynnwood Collection - Shopping center...............................................................      7,900,000
    Millbrook Collection - Shopping center..............................................................      7,300,000
OHIO:
    Bent Tree - Apartments..............................................................................     14,700,000
    Columbus Portfolio - Office building................................................................     34,227,717
    Northmark Business Center - Office building.........................................................     13,100,000
OREGON:
    Five Centerpointe - Office building.................................................................     18,200,000
PENNSYLVANIA:
    Lincoln Woods - Apartments..........................................................................     23,000,000
TEXAS:
    Butterfield Industrial Park - Industrial building...................................................      4,850,000 (1)
    The Crest at Shadow Mountain - Apartments...........................................................     10,000,000
    The Legends at Chase Oaks - Apartments..............................................................     26,700,000
UTAH:
    USF&G Building - Office building....................................................................      8,705,925
VIRGINIA:
    Fairgate at Ballston - Office building..............................................................     30,918,145
    Monument Place - Office building....................................................................     36,200,000
    River Oaks - Shopping center........................................................................     11,900,000
WASHINGTON:
    The Bay Court at Harbour Pointe - Apartments........................................................     34,983,105
WASHINGTON DC:
    1801 K Street N W - Office building.................................................................    140,719,040
                                                                                                         --------------

    TOTAL REAL ESTATE PROPERTIES   (Cost $1,453,426,637)................................................  1,520,466,006
                                                                                                          -------------

(1)  Leasehold interest only.


MARKETABLE SECURITIES--23.92%
REAL ESTATE INVESTMENT TRUSTS--4.55%
 SHARES         ISSUER                                                                                VALUE
 ------         ------                                                                                -----
     89,900     AMB Property Corporation Series A ............................................       1,899,137
    100,000     Archstone Communities Trust ..................................................       2,106,250
     19,200     Avalon Bay Communities, Inc. Pfd Series F.....................................         447,000
     41,800     Boston Properties, Inc........................................................       1,614,525
    102,400     Bradley Real Estate, Inc......................................................       2,182,400
    130,400     Brandywine Realty Trust.......................................................       2,493,900
    200,000     Carramerica Realty, Pfd Series B..............................................       4,156,250
     58,000     Centerpoint Properties Corp...................................................       2,363,500
    108,100     Corporate Office Properties Trust, Inc........................................         993,169
      6,100     Cousins Properties, Inc.......................................................         234,850
     90,000     Developers Diversified Realty Corp............................................       1,783,125
    221,300     Duke-Weeks Realty Corp........................................................       4,951,587
    270,913     Equity Office Properties Trust................................................       7,467,040
    150,000     Equity Office Properties Trust Pfd Series A...................................       3,712,500
    121,700     Equity Residential Properties Trust...........................................       5,598,200
    100,000     Equity Residential, Pfd Series G..............................................       2,250,000
    100,000     Equity Residential Properties, Pfd Series L...................................       1,950,000



 SHARES         ISSUER                                                                                VALUE
 ------         ------                                                                                -----
     25,000     Federal Realty Investment Trust Pfd...........................................  $      487,500
    100,000     First Industrial Realty Trust, Inc. Pfd.......................................       2,081,250
     98,300     Gables Residential Trust, Pfd Series A........................................       1,929,137
     74,900     Hospitality Properties Trust..................................................       1,689,931
    174,455     Istar Financial, Inc..........................................................       3,652,652
     26,000     Istar Financial, Pfd Series C.................................................         451,750
    149,800     Macerich Company..............................................................       3,304,963
     50,000     Manufactured Home Communities, Inc............................................       1,196,875
     10,000     Prentiss Properties Trust.....................................................         240,000
     25,000     Prologis Trust................................................................         532,812
     19,900     Prologis Trust-Pfd Series A...................................................         463,919
    147,700     Public Storage, Inc...........................................................       3,461,719
     93,600     Rouse Company.................................................................       2,316,600
    280,900     Simon Property Group, Inc.....................................................       6,232,469
     55,000     Spieker Properties, Inc.......................................................       2,530,000
    140,000     Starwood Hotels & Resorts Worldwide...........................................       4,558,750
     35,500     Storage USA, Inc..............................................................       1,047,250
     50,000     Sun Communities, Inc..........................................................       1,671,875
    100,400     Taubman Centers, Inc..........................................................       1,104,400
     35,000     Taubman Centers, Inc Pfd Series A.............................................         656,250
     62,800     United Dominion Realty Trust, Inc.............................................       1,310,950
    112,100     Urban Shopping Centers, Inc...................................................       3,776,369
                                                                                                --------------

    TOTAL REAL ESTATE INVESTMENT TRUSTS    (Cost $100,624,677)................................      90,900,854
                                                                                                --------------

CORPORATE BONDS-- 0.50%
PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                                                      VALUE
---------       --------------------------------                                                      -----
$ 5,000,000     Avco Financial Services, Inc
                 5.75% 01/23/01...............................................................       4,958,500
  5,000,000     Ford Motor Credit Co
                 5.75% 01/25/01...............................................................       4,956,100
                                                                                                --------------

    TOTAL CORPORATE BONDS   (Cost $10,034,650)................................................       9,914,600
                                                                                                --------------

COMMERCIAL PAPER--18.87%
PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                                                      VALUE
---------       --------------------------------                                                      -----
 11,000,000     Abbot Laboratories
                 6.58% 07/10/00...............................................................      10,979,650
  1,085,000     American Telephone & Telegraph Co
                 6.56% 07/11/00...............................................................       1,082,792
 20,850,000     Citigroup
                 6.75% 07/07/00...............................................................      20,822,634
 14,335,000     Coca-Cola Enterprises, Inc
                 6.52% 07/05/00...............................................................      14,321,561
 25,000,000     Corporate Asset Funding Corp, Inc
                 6.62% 08/03/00...............................................................      24,844,875
 20,000,000     Daimler Chrysler North America Holding
                 6.53% 07/11/00...............................................................      19,959,300
 17,229,000     Delaware Funding Corporation
                 6.62% 07/18/00...............................................................      17,172,317
 14,000,000     Eastman Kodak Co.
                 6.60% 08/15/00...............................................................      13,882,470
  7,975,000     Equilon Enterprises LLC
                 6.65% 07/07/00...............................................................       7,964,533
 26,330,000     Ford Motor Credit Corp
                 6.54% 07/11/00...............................................................      26,276,418



PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                                                      VALUE
---------       --------------------------------                                                      -----
$15,000,000     Goldman Sachs Group, LP
                 6.55% 07/11/00...............................................................  $   14,969,475
    355,000     Hershey Foods Corp
                 6.52% 07/06/00...............................................................         354,601
  5,000,000     May Department Stores Co
                 6.95% 07/03/00...............................................................       4,997,187
 22,800,000     McDonalds Corp
                 6.68% 07/06/00...............................................................      22,774,350
  5,300,000     Nordstrom, Inc
                 6.60% 07/07/00...............................................................       5,293,044
 30,800,000     Park Avenue Receivables Corp
                 6.53% 07/06/00...............................................................      30,765,350
 28,425,000     Pharmacia Corp
                 6.75% 07/05/00...............................................................      28,398,351
 15,000,000     Preferred Receivables Funding Corp
                 6.61% 07/12/00...............................................................      14,966,700
 18,474,000     Province of Ontario
                 5.91% 07/07/00...............................................................      18,449,753
 26,622,000     Receivables Capital Corp
                 6.56% 07/12/00...............................................................      26,562,899
 20,000,000     Salomon Smith Barney Holdings, Inc.
                 6.50% 07/06/00...............................................................      19,977,500
 24,235,000     Schering Corp.
                 6.53% 07/28/00...............................................................      24,110,970
  3,000,000     Sherwin - Williams Co.
                 6.55% 07/11/00...............................................................       2,993,895
  5,000,000     Sherwin - Williams Co
                 6.55% 07/12/00...............................................................       4,988,900
    250,000     Vermont American Corp
                 6.50% 07/05/00...............................................................         249,766
                                                                                                --------------

    TOTAL COMMERCIAL PAPER   (Amortized cost $377,237,040)....................................     377,159,291
                                                                                                --------------

TOTAL MARKETABLE SECURITIES   (Cost $487,896,367).............................................     477,974,745
                                                                                                --------------

TOTAL INVESTMENTS--100.00%   (Cost $1,941,323,004)............................................  $1,998,440,751
                                                                                                ==============

                 See notes to consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     At June 30, 2000, the TIAA Real Estate Account owned 55 real estate properties, including 18 office properties, 18 industrial properties, 14 apartment complexes and 5 neighborhood shopping centers, representing 76.1% of the Account's total investment portfolio. The Account also held investments in commercial paper, representing 18.9% of the portfolio, real estate investment trusts (REITs), representing 4.5% of the portfolio, and corporate bonds, representing 0.5% of the portfolio.

     The Account purchased one office property and two industrial properties during the second quarter of 2000. Since the end of the quarter, the Account purchased one industrial property and one office property. Shortly following the office property purchase, the Account sold a 50% joint venture interest in the property. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition continues to exist for the most desirable properties.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
 SIX MONTHS ENDED JUNE 30, 1999

     The Account's total net return was 4.88% for the six months ended June 30, 2000 and 4.12% for the same period in 1999. The Account's net investment income, after deduction of all expenses, was $ 67,919,924 for the six months ended June 30, 2000 and $45,568,234 for the six months ended June 30, 1999, a 49% increase. This increase was the result of a 35% increase in net assets and a 70% increase in the Account's real estate holdings from June 30, 1999 to June 30, 2000.

     The Account had net realized and unrealized gains on investments of $19,558,691 for the six month period ended June 30, 2000 compared with $7,687,645 for the same period in 1999. This difference was due, for the most part, to the fact that the Account's real estate holdings appreciated more during the first six months of 2000 than in the same period of 1999. Also, the Account's marketable securities (primarily its REIT holdings) increased in value more in the first six months of 2000 than in the first six months of 1999.

     The Account's real estate holdings generated approximately 80% and 73% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 2000 and June 30, 1999, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $87,272,461 for the six months ended June 30, 2000 and $54,196,751 for the same period in 1999. This increase was primarily due to the increase in the number of properties owned by the Account - from 48 properties as of June 30,

1999 to 55 properties as of June 30, 2000. Interest income on the Account's short-and intermediate- term investments for the six months ended June 30, 2000 and June 30, 1999 totaled $11,618,938 and $9,773,575, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $3,425,046 and $3,952,403, respectively, for the same periods. Shares of REITs totaled 4.5% of the Account investments as of June 30, 2000 and 7.4% as of June 30, 1999.

     Total property level expenses for the six months ended June 30, 2000 were $28,734,350 of which $10,562,743 was attributable to real estate taxes and $18,171,607 represented operating expenses. Total property level expenses for the six months ended June 30, 1999 were $17,424,461 of which $5,878,391 was attributable to real estate taxes and $11,546,070 was attributable to operating expenses. The increase in property level expenses during the first six months of 2000 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the six months ended June 30, 2000 and 1999 of $2,608,480 and $2,422,056, respectively, for investment advisory services, $2,075,123 and $1,752,132, respectively, for administrative and distribution services, and $978,568 and $755,846, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased as a result of the larger net asset base in the Account.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
  THREE MONTHS ENDED JUNE 30, 1999

     The Account's total net return was 2.67% for the three months ended June 30, 2000 and 2.51% for the same period in 1999. The Account's net investment income, after deduction of all expenses, was $36,145,064 for the three months ended June 30, 2000 and $23,375,431 for the three months ended June 30, 1999, a 55% increase. This increase was the result of a 35% increase in net assets and a 70% increase in the Account's real estate holdings from June 30, 1999 to June 30, 2000.

     The Account had net realized and unrealized gains on investments of $14,102,599 and $9,751,015 for the three months ended June 30, 2000 and June 30, 1999, respectively. This increase was primarily the result of the net increase in unrealized appreciation of the Account's real estate properties. The Account posted net unrealized gains on its real estate investments of $5,692,221 and $2,496,507 in the three months ended June 30, 2000 and June 30, 1999, respectively. It also posted net unrealized gains on its marketable securities of $8,352,115 during the second quarter of 2000, as compared with net unrealized gains of $7,041,473 during the same period in 1999.

     The Account's real estate holdings generated approximately 79% and 72% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 2000 and June 30, 1999, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $45,451,394 for the three months ended June 30, 2000 and $27,997,860 for the same period in 1999. The higher real estate income for the three months ended June 30, 2000 was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended June 30, 2000 and June 30, 1999 totaled $6,377,999 and $5,409,410, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $1,793,216 and $1,908,101, respectively, for the same periods, due to the decrease in the size of the Account's REIT holdings.

     Total property level expenses for the three months ended June 30, 2000 were $14,871,030 of which $5,670,503 was attributable to real estate taxes and $9,200,527 represented operating expenses. Total property level expenses for the three months ended June 30, 1999 were $9,170,785, of which $3,205,340 was attributable to real estate taxes and $5,965,445 was attributable to operating expenses. The increase in property level expenses during the three month period ended June 30, 2000 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended June 30, 2000 and 1999 of $1,069,798 and $1,377,170 respectively, for investment advisory services, $1,031,627 and $947,042, respectively, for administrative and distribution services and $505,090 and $444,943, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Most of these expenses increased as a result of the larger net asset base of the Account for the three months ended June 30, 2000 over the three months ended June 30, 1999. However, the investment advisory services expenses went down due in large part to the reduction in estimated investment advisory charges that went into effect on May 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the six months ended June 30, 2000 and 1999, the Account received $81,441,060 and $61,559,407, respectively, in premiums and $165,388,322 and
$190,461,640, respectively, in net participant transfers from other TIAA and CREF accounts. Transfer activity into the Account was stronger in the first six months of 1999 than in the same period in 2000. At the same time, the Account continued to receive a growing stream of premiums from participants in 2000.

     At June 30, 2000 and June 30, 1999, the Account's liquid assets (i.e., its REITs, short- and intermediate-term investments, government securities and cash) had a value of $478,264,392 and $585,568,454, respectively. The REIT holdings at June 30, 2000 and June 30, 1999 were $90,900,854 and $110,132,043, respectively.
The Account plans to use much of the its liquid assets to purchase additional suitable real estate properties. The remaining liquid assets will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS
      (3)  (A) Charter of TIAA (as amended)*
           (B) Bylaws of TIAA (as amended) **

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

           (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) *

      (27) Financial Data Schedule of the Account's Financial Statements for the three months ended June 30, 2000

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

   (b) REPORTS ON 8-K. The Account filed a report on Form 8-K on June 5, 2000 under Item 5 of the form with respect to the acquisition of a property for its portfolio.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 11, 2000
                                      TIAA REAL ESTATE ACCOUNT

                                      By:     TEACHERS INSURANCE AND ANNUITY
                                              ASSOCIATION OF AMERICA

                                      By:     /s/ Lisa Snow
                                              ----------------------
                                              Lisa Snow
                                              Vice President and Chief Counsel,
                                              Corporate and Insurance Law

DATE: August 11, 2000
                                      By:     /s/ Richard L. Gibbs
                                              ----------------------
                                              Richard L. Gibbs
                                              Executive Vice President
                                              (Principal Accounting Officer)