Form 10-Q
period 2000-09-30
TIAA REAL ESTATE ACCOUNT
filed 2000-11-14
CIK 946155

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to_____________________

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

         Yes  [X]                No [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               SEPTEMBER 30, 2000

                                                                           Page
                                                                          ------

Consolidated Statements of Assets and Liabilities.........................   3

Consolidated Statements of Operations.....................................   4

Consolidated Statements of Changes in Net Assets..........................   5

Consolidated Statements of Cash Flows.....................................   6

Notes to Consolidated Financial Statements................................   7

Consolidated Statement of Investments.....................................  12

                            TIAA REAL ESTATE ACCOUNT
               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000             1999
                                                                                 -------------   --------------
                                                                                  (Unaudited)
ASSETS
   Investments, at value:
    Real estate properties
    (cost: $1,626,518,311 and $1,253,650,281) ...............................   $1,702,476,301   $1,312,503,554
    Real estate joint venture
    (cost: $24,674,574 and $0) ..............................................       24,847,932             --
    Marketable securities
    (cost: $481,963,114 and $395,662,203) ...................................      477,962,831      374,278,801
   Cash .....................................................................          145,055          617,599
   Other.....................................................................       27,917,469       32,057,761
                                                                                 -------------    -------------
                                                                 TOTAL ASSETS    2,233,349,588    1,719,457,715
                                                                                 -------------    -------------
LIABILITIES
  Accrued real estate property level expenses and taxes .....................       23,221,172       18,425,328
  Security deposits held ....................................................        6,487,360        5,549,959
  Other .....................................................................          468,163             --
                                                                                 -------------    -------------
                                                            TOTAL LIABILITIES       30,176,695       23,975,287
                                                                                 -------------    -------------
NET ASSETS
  Accumulation Fund .........................................................    2,131,750,150    1,642,327,173
  Annuity Fund ..............................................................       71,422,743       53,155,255
                                                                                 -------------    -------------
                                                             TOTAL NET ASSETS   $2,203,172,893   $1,695,482,428
                                                                                 =============    =============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7......................       13,847,659       11,487,360
                                                                                 =============    =============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..............................   $       153.94   $       142.97
                                                                                 =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                                        ------------------               -----------------
                                                                       2000           1999              2000             1999
                                                                       ----           ----              ----             ----
INVESTMENT INCOME
   Real estate income, net:
   Rental income ..............................................  $  52,030,764    $  37,182,213    $ 139,303,225    $  91,378,964
                                                                  ------------     ------------     ------------     ------------
   Real estate property level expenses and taxes:
     Operating expenses .......................................     10,520,678        7,484,048       28,692,285       19,030,118
     Real estate taxes ........................................      5,969,832        4,818,340       16,532,575       10,696,731
                                                                  ------------     ------------     ------------     ------------
            Total real estate property level expenses and taxes     16,490,510       12,302,388       45,224,860       29,726,849
                                                                  ------------     ------------     ------------     ------------
                                        Real estate income, net     35,540,254       24,879,825       94,078,365       61,652,115
Income from real estate joint venture .........................        397,389             --            397,389             --
Interest ......................................................      6,317,707        3,371,143       17,936,645       13,144,718
Dividends .....................................................      1,479,219        1,954,756        4,904,265        5,907,159
                                                                  ------------     ------------     ------------     ------------
                                                   TOTAL INCOME     43,734,569       30,205,724      117,316,664       80,703,992
                                                                  ------------     ------------     ------------     ------------
Expenses--Note 3:
  Investment advisory charges .................................      1,525,198          886,712        4,133,678        3,308,768
  Administrative and distribution charges .....................      1,125,353          885,890        3,200,476        2,638,022
  Mortality and expense risk charges ..........................        372,060          272,184        1,010,563          739,137
  Liquidity guarantee charges .................................        159,454          117,089          499,519          405,982
                                                                  ------------     ------------     ------------     ------------
                                                 TOTAL EXPENSES      3,182,065        2,161,875        8,844,236        7,091,909
                                                                  ------------     ------------     ------------     ------------
                                         INVESTMENT INCOME, NET     40,552,504       28,043,849      108,472,428       73,612,083
                                                                  ------------     ------------     ------------     ------------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
 Net realized gain (loss) on :
   Real estate properties .....................................           --               --               --          6,205,560
   Marketable securities ......................................       (241,717)        (827,090)        (330,902)      (1,213,198)
                                                                  ------------     ------------     ------------     ------------
                        Net realized gain (loss) on investments       (241,717)        (827,090)        (330,902)       4,992,362
                                                                  ------------     ------------     ------------     ------------
  Net change in unrealized appreciation (depreciation) on:
   Real estate properties .....................................      8,918,621        5,696,933       17,104,717        3,310,600
   Real estate joint venture ..................................        173,358             --            173,358             --
   Marketable securities ......................................      5,921,339      (11,727,299)      17,383,119       (7,472,773)
                                                                  ------------     ------------     ------------     ------------
                                       Net change in unrealized
                     appreciation (depreciation) on investments     15,013,318       (6,030,366)      34,661,194       (4,162,173)
                                                                  ------------     ------------     ------------     ------------
                     NET REALIZED AND UNREALIZED GAIN (LOSS) ON
                                                    INVESTMENTS     14,771,601       (6,857,456)      34,330,292          830,189
                                                                  ------------     ------------     ------------     ------------
                      NET INCREASE IN NET ASSETS RESULTING FROM
                            OPERATIONS BEFORE MINORITY INTEREST     55,324,105       21,186,393      142,802,720       74,442,272
Minority interest in net increase in net assets
   resulting from operations ..................................           --               --               --          1,364,619
                                                                  ------------     ------------     ------------     ------------
                                     NET INCREASE IN NET ASSETS
                                      RESULTING FROM OPERATIONS  $  55,324,105    $  21,186,393    $ 142,802,720    $  75,806,891
                                                                  ============     ============     ============     ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30                        SEPTEMBER 30
                                                                  ---------------------               -----------------------
                                                                  2000             1999               2000               1999
                                                                  ----             ----               ----               ----
FROM OPERATIONS
  Investment income, net ..............................    $    40,552,504    $    28,043,849    $   108,472,428    $    73,612,083
  Net realized gain (loss) on investments .............           (241,717)          (827,090)          (330,902)         4,992,362
  Net change in unrealized
       appreciation (depreciation) on investments .....         15,013,318         (6,030,366)        34,661,194         (4,162,173)
  Minority interest in net increase in net assets
   resulting from operations ..........................               --                 --                 --            1,364,619
                                                            --------------     --------------     --------------     --------------
                             NET INCREASE IN NET ASSETS
                              RESULTING FROM OPERATIONS         55,324,105         21,186,393        142,802,720         75,806,891
                                                            --------------     --------------     --------------     --------------
FROM PARTICIPANT TRANSACTIONS
  Premiums ............................................         35,830,433         30,175,399        117,271,493         91,734,806
  Net transfers from TIAA .............................          9,549,641          3,589,292         28,445,126         22,324,653
  Net transfers from CREF Accounts ....................        113,564,961         60,732,012        260,057,798        232,458,291
  Annuity and other periodic payments .................         (1,932,511)        (1,171,035)        (5,705,107)        (3,231,887)
  Withdrawals and death benefits ......................        (10,787,866)        (7,853,422)       (35,181,565)       (22,002,974)
                                                            --------------     --------------     --------------     --------------
                   NET INCREASE IN NET ASSETS RESULTING
                          FROM PARTICIPANT TRANSACTIONS        146,224,658         85,472,246        364,887,745        321,282,889
                                                            --------------     --------------     --------------     --------------
                             NET INCREASE IN NET ASSETS        201,548,763        106,658,639        507,690,465        397,089,780
NET ASSETS
  Beginning of period .................................      2,001,624,130      1,486,798,028      1,695,482,428      1,196,366,887
                                                            --------------     --------------     --------------     --------------
  End of period .......................................    $ 2,203,172,893    $ 1,593,456,667    $ 2,203,172,893    $ 1,593,456,667
                                                            ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30                      SEPTEMBER 30
                                                                 ----------------------             --------------------
                                                                 2000              1999             2000            1999
                                                                 ----              ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in net assets resulting from operations       $  55,324,105    $  21,186,393    $ 142,802,720    $  75,806,891
  Adjustments to reconcile net increase in net assets
     resulting from operations to net cash used in
     operating activities:
   Increase in investments ............................       (206,846,313)    (104,388,541)    (518,504,709)    (374,215,302)
   Decrease (increase) in other assets ................            854,164       (3,342,347)       4,140,292      (10,918,151)
   Decrease in payable for securities transactions ....           (467,990)      (4,258,977)            --               --
   Increase in other liabilities ......................            468,163             --            468,163             --
   Increase in accrued real estate property level
     expenses and taxes ...............................          3,822,037        4,980,658        4,795,844        6,998,568
   Increase in security deposits held .................            476,584        1,168,419          937,401        1,204,205
   Decrease in minority interest ......................               --               --               --        (19,913,592)
                                                              ------------     ------------     ------------     ------------
                                       NET CASH USED IN
                                   OPERATING ACTIVITIES       (146,369,250)     (84,654,395)    (365,360,289)    (321,037,381)
                                                              ------------     ------------     ------------     ------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums ............................................         35,830,433       30,175,399      117,271,493       91,734,806
  Net transfers from TIAA .............................          9,549,641        3,589,292       28,445,126       22,324,653
  Net transfers from CREF Accounts ....................        113,564,961       60,732,012      260,057,798      232,458,291
  Annuity and other periodic payments .................         (1,932,511)      (1,171,035)      (5,705,107)      (3,231,887)
  Withdrawals and death benefits ......................        (10,787,866)      (7,853,422)     (35,181,565)     (22,002,974)
                                                              ------------     ------------     ------------     ------------
                                   NET CASH PROVIDED BY
                               PARTICIPANT TRANSACTIONS        146,224,658       85,472,246      364,887,745      321,282,889
                                                              ------------     ------------     ------------     ------------

                        NET INCREASE (DECREASE) IN CASH           (144,592)         817,851         (472,544)         245,508
CASH
  Beginning of period .................................            289,647             --            617,599          572,343
                                                              ------------     ------------     ------------     ------------
  End of period .......................................      $     145,055    $     817,851    $     145,055    $     817,851
                                                              ============     ============     ============     ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account commenced operations on July 3, 1995. Teachers REA, LLC, a wholly-owned subsidiary of the Account, began operations in July 1996 and holds three properties in Virginia. Light Street Partners, L.P. ("Light Street"), a wholly-owned subsidiary of the Account, began operations in March 1997 and holds seven office buildings throughout the United States. Prior to April 30, 1999, when the Account purchased the remaining 10% interest, the Account had a 90% interest in Light Street. Teachers REA II, LLC, a wholly-owned subsidiary of the Account, began operations in October 1997 and holds one property in Pennsylvania. Teachers REA III, LLC, a wholly-owned subsidiary of the Account, began operations in July 1998 and holds one property in Florida.

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

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VALUATION OF JOINT VENTURES: Investments in joint ventures are accounted for using the equity method of accounting. This method requires that the Account record an unrealized gain or loss on its proportionate share of the joint ventures' gain or loss. Distributions received from the joint venture will reduce the Account's investment.

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

RECENT ACCOUNTING PRONOUNCEMENT: In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted effective January 1, 2001 for entities with fiscal years ending December 31, 2000. SFAS No. 133, as amended, requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, will either be adjusted to fair value by offsetting the change in the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Account does not use derivatives, management does not anticipate that the adoption of SFAS No. 133, as amended, will have an effect on the earnings or financial position of the Account

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3--MANAGEMENT AGREEMENTS

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of the former minority partner in Light Street provided certain management services for the properties owned by Light Street. The charges for such services, for the nine months ended September 30, 1999 amounted to $345,928 for investment advisory expenses and $104,673 for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the nine months ended September 30, 2000 been acquired at the beginning of the period (January 1, 2000), rental income and real estate property level expenses and taxes for the nine months ended September 30, 2000 would have increased by approximately $25,310,000 and $7,465,000, respectively. In addition, interest income for the nine months ended September 30, 2000 would have decreased by approximately $10,860,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 2000 would have been an increase of approximately $6,985,000, if the real estate properties acquired during the nine months ended September 30, 2000 had been acquired at the beginning of the period.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    2000                       $117,385,097
                    2001                        130,611,600
                    2002                        113,954,087
                    2003                        101,206,301
                    2004                         83,328,505
                    Thereafter                  240,865,311
                                                -----------
                    Total                      $787,350,901
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


                                                       FOR THE                                                        JULY 3, 1995
                                                    NINE MONTHS                   FOR THE YEARS ENDED                (COMMENCEMENT
                                                       ENDED                          DECEMBER 31,                OF OPERATIONS) TO
                                                    SEPTEMBER 30,   -------------------------------------------       DECEMBER 31,
                                                       2000 (1)     1999          1998         1997        1996       1995 (1)
                                                       --------     ----          ----         ----        ----       --------
                                                     (Unaudited)
Per Accumulation Unit Data:
 Rental income.................................       $ 10.700     $ 12.168      $ 10.425     $  7.288    $  6.012     $  0.159
 Real estate property level
   Expenses and taxes..........................          3.474        3.975         3.403        2.218       1.850        0.042
                                                       -------      -------       -------      -------     -------      -------
                       Real estate income, net           7.226        8.193         7.022        5.070       4.162        0.117
 Income from real estate joint venture.........           .031            -            -             -           -            -
 Dividends and interest........................          1.754        2.292         3.082        2.709                    2.716
                                                       -------      -------       -------      -------     -------      -------
                                  Total income           9.011       10.485        10.104        7.779       7.471        2.833
 Expense charges (2)...........................          0.679        0.853         0.808        0.580       0.635        0.298
                                                       -------      -------       -------      -------     -------      -------
                        Investment income, net           8.332        9.632         9.296        7.199       6.836        2.535
 Net realized and unrealized
   gain on investments.........................          2.643        1.164         0.579        3.987       1.709        0.031
                                                       -------      -------       -------      -------     -------      -------
 Net increase in
   Accumulation Unit Value.....................         10.975       10.796         9.875       11.186       8.545        2.566
 Accumulation Unit Value:
   Beginning of period.........................        142.968      132.172       122.297      111.111     102.566      100.000
                                                       -------      -------       -------      -------     -------      -------
   End of period...............................       $153.943     $142.968      $132.172     $122.297    $111.111     $102.566
                                                       =======      =======       =======      =======     =======      =======
Total return...................................           7.68%        8.17%         8.07%       10.07%       8.33%       2.57%
Ratios to Average Net Assets:
   Expenses (2)................................           0.46%        0.63%         0.64%        0.58%       0.61%       0.30%
   Investment income, net......................           5.64%        7.13%         7.34%        7.25%       6.57%       2.51%
Portfolio turnover rate:
   Real estate properties......................           1.68%        4.46%            0%           0%          0%          0%
   Marketable securities.......................          21.37%       27.68%        24.54%        7.67%      15.04%          0%
Thousands of Accumulation Units
   Outstanding at end of period................         13,848       11,487         8,834        6,313       3,296        1,172

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets prior to April 30, 1999 include the portion of expenses related to the 10% minority interest in Light Street and for all periods exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2000 would be $4.153 ($4.828, $4.211, $2.798 and $2.485 for the years ended December 31, 1999, 1998, 1997 and 1996 respectively, and $0.340 for the period July 3, 1995 through December 31, 1995) and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2000 would be 2.80% (3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31, 1999, 1998, 1997 and 1996 respectively, and 0.34% for the period July 3, 1995 through December 31, 1995).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                  FOR THE             FOR THE
                                                               NINE MONTHS             YEAR
                                                                  ENDED                ENDED
                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                           ------------------     -----------------
                                                               (UNAUDITED)
Accumulation Units:
  Credited for premiums..................................        791,715                   918,728
  Credited for transfers, net disbursements and
    Amounts applied to the Annuity Fund..................      1,568,584                 1,734,721
  Outstanding:
    Beginning of year....................................     11,487,360                 8,833,911
                                                             ------------              ------------
    End of period........................................     13,847,659                11,487,360
                                                             ============              ============

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2000, the Account had five outstanding commitments totaling approximately $64.2 million to purchase real estate properties.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENT OF INVESTMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

REAL ESTATE PROPERTIES--77.20%

LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                   -------------
ARIZONA:
    Biltmore Commerce Center - Office building.........................................................  $  38,637,946
    Southbank Building - Office building...............................................................     13,200,000
CALIFORNIA:
    88 Kearny Street - Office building ................................................................     80,132,690
    Eastgate Distribution Center - Industrial building.................................................     13,600,000
    Larkspur Courts - Apartments.......................................................................     58,000,000
    Northpoint Commerce Center - Industrial building...................................................     38,816,155
    Ontario Industrial Properties - Industrial building................................................     63,000,000
    Westcreek - Apartments ............................................................................     16,702,600
COLORADO:
    Arapahoe Park East - Industrial building...........................................................     12,405,580
    The Lodge at Willow Creek - Apartments.............................................................     30,500,000
    Monte Vista - Apartments  .........................................................................     21,025,000
FLORIDA:
    Golfview - Apartments .............................................................................     27,510,000
    The Greens at Metrowest - Apartments...............................................................     14,100,000
    Plantation Grove - Shopping center.................................................................      7,350,000
    Royal St. George - Apartments......................................................................     16,650,000
    Sawgrass Portfolio - Office building...............................................................     39,200,000
    Westinghouse Facility  - Industrial building.......................................................      6,200,000
GEORGIA:
    Satellite Distribution Center - Industrial building................................................     19,600,000
ILLINOIS:
    Columbia Center III - Office building..............................................................     42,300,000
    Glenpointe Business Park - Industrial building.....................................................     16,113,340
    Parkview Plaza - Office building...................................................................     52,500,000
    Rockrun Business Park - Industrial building........................................................      9,350,000
    Rolling Meadows - Shopping center..................................................................     11,950,000
    Woodcreek Business Park - Industrial building......................................................      7,000,000
IOWA:
    Interstate Acres - Industrial building.............................................................     13,500,000
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building.......................................................     25,500,000
MARYLAND:
    FedEx Distribution Facility - Industrial building..................................................      7,700,000
    Longview Executive Park - Office building..........................................................     28,003,479
    Saks Distribution Center - Industrial building.....................................................     30,950,000
MASSACHUSETTS:
    Two Newton Center - Office building................................................................     21,797,970
MICHIGAN:
    Indian Creek - Apartments..........................................................................     17,100,000
MINNESOTA:
    Interstate Crossing - Industrial building..........................................................      6,300,000
    River Road Distribution Center - Industrial building...............................................      4,300,000
NEVADA:
    UPS Distribution Facility - Industrial building....................................................     11,000,000



LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                   -------------
NEW JERSEY:
    371 Hoes Lane - Office building.................................................................... $   16,980,643
    10 Waterview Boulevard - Office building...........................................................     31,300,000
    Konica Photo Imaging Headquarters - Industrial building............................................     17,200,000
    Morris Corporate Center III - Office building......................................................    103,119,739
NEW YORK:
    780 Third Avenue - Office building.................................................................    164,402,886
    The Colorado - Apartments..........................................................................     60,441,754
NORTH CAROLINA:
    Lynnwood Collection - Shopping center..............................................................      7,900,000
    Millbrook Collection - Shopping center.............................................................      7,300,000
OHIO:
    Bent Tree - Apartments  ...........................................................................     14,700,000
    Columbus Portfolio - Office building...............................................................     34,200,000
    Northmark Business Center - Office building........................................................     13,100,000
OREGON:
    Five Centerpointe - Office building................................................................     18,244,640
PENNSYLVANIA:
    Lincoln Woods - Apartments.........................................................................     23,200,000
TEXAS:
    Butterfield Industrial Park - Industrial building..................................................      4,850,000 (1)
    The Crest at Shadow Mountain - Apartments..........................................................      9,654,425
    The Legends at Chase Oaks - Apartments.............................................................     26,400,000
UTAH:
    USF&G Building - Office building...................................................................      8,700,000
VIRGINIA:
    Ashford Meadows - Apartments.......................................................................     64,174,878
    Fairgate at Ballston - Office building.............................................................     30,800,000
    Monument Place - Office building...................................................................     36,500,000
    River Oaks - Shopping center ......................................................................     11,300,000
WASHINGTON:
    The Bay Court at Harbour Pointe - Apartments.......................................................     35,013,036
WASHINGTON DC:
    1801 K Street N W - Office building................................................................    140,999,540
                                                                                                         -------------
    TOTAL REAL ESTATE PROPERTIES   (Cost $1,626,518,311)...............................................  1,702,476,301
                                                                                                         -------------

(1)  Leasehold interest only.

REAL ESTATE JOINT VENTURE--1.13%

LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                   -------------
VIRGINIA:
    Tyson's Executive Plaza II - Office building.......................................................     24,847,932
                                                                                                         -------------

    TOTAL REAL ESTATE JOINT VENTURE (Cost $24,674,574).................................................     24,847,932
                                                                                                         -------------

MARKETABLE SECURITIES--21.67%

REAL ESTATE INVESTMENT TRUSTS--3.80%

SHARES                ISSUER                                                                                 VALUE
------                ------                                                                             -------------
     75,000           Alexandria Real Estate Equities, Inc. .........................................        2,573,438
    120,000           AMB Property Corporation  .....................................................        2,947,500
     89,900           AMB Property Corporation Series A .............................................        2,129,506
     80,000           Archstone Communities Trust ...................................................        1,965,000



SHARES                ISSUER                                                                                 VALUE
------                ------                                                                             -------------
     47,300           Boston Properties, Inc...........................................................  $   2,030,944
    130,400           Brandywine Realty Trust..........................................................      2,640,600
    200,000           Carramerica Realty Series B......................................................      4,300,000
     53,000           Centerpoint Properties Corp......................................................      2,441,312
    108,100           Corporate Office Properties Trust, Inc...........................................      1,074,244
     36,000           Cousins Properties, Inc..........................................................      1,550,250
     90,000           Developers Diversified Realty Corp...............................................      1,895,625
    226,300           Duke-Weeks Realty Corp...........................................................      5,459,488
    340,913           Equity Office Properties Trust...................................................     10,589,610
    121,700           Equity Residential Properties Trust .............................................      5,841,600
     25,000           Federal Realty Investment Trust Pfd..............................................        515,625
     98,300           Gables Residential Trust, Pfd Series A...........................................      2,015,150
     74,900           Hospitality Properties Trust.....................................................      1,750,787
     26,000           Istar Financial, Pfd Series C....................................................        482,625
     17,600           Kimco Realty Corp................................................................        743,600
    149,800           Macerich Company.................................................................      3,183,250
      6,200           Mack-Cali Realty Corp ...........................................................        174,762
     82,100           Manufactured Home Communities, Inc...............................................      2,052,500
    103,200           Prologis Trust...................................................................      2,451,000
     19,900           Prologis Trust-Pfd Series A......................................................        480,087
    167,700           Public Storage, Inc..............................................................      4,014,319
     93,600           Rouse Company....................................................................      2,334,150
    280,900           Simon Property Group, Inc........................................................      6,583,594
    140,000           Starwood Hotels & Resorts Worldwide..............................................      4,375,000
     35,500           Storage USA, Inc.................................................................      1,082,750
     75,000           Sun Communities, Inc.............................................................      2,371,875
    100,400           Taubman Centers, Inc.............................................................      1,160,875
     35,000           Taubman Centers, Inc Pfd Series A................................................        634,375
                                                                                                         -------------
TOTAL REAL ESTATE INVESTMENT TRUSTS    (Cost $87,693,073)..............................................     83,845,441
                                                                                                         -------------

CORPORATE BONDS-- 0.45%

PRINCIPAL             ISSUER, COUPON AND MATURITY DATE                                                       VALUE
---------             --------------------------------                                                   -------------
$ 5,000,000           Avco Financial Services, Inc
                       5.75% 01/23/01..................................................................      4,976,500
  5,000,000           Ford Motor Credit Co
                       5.75% 01/25/01..................................................................      4,976,300
                                                                                                         -------------

TOTAL CORPORATE BONDS   (Cost $10,034,650).............................................................      9,952,800
                                                                                                         -------------

COMMERCIAL PAPER--17.42%

PRINCIPAL             ISSUER, COUPON AND MATURITY DATE                                                       VALUE
---------             --------------------------------                                                   -------------
  10,315,000          American Express Credit Corp.
                       6.47% 11/01/00..................................................................     10,255,583
    500,000           American Express Credit Corp.
                       6.46% 11/21/00..................................................................        495,312
  7,090,000           American Telephone & Telegraph Co
                       6.47% 12/01/00..................................................................      7,010,812
    520,000           Bellsouth Capital Funding Corp.
                       6.45% 12/06/00..................................................................        513,723
 17,175,000           Corporate Asset Funding Corp. Inc.
                       6.50% 10/02/00..................................................................     17,168,698
 17,105,000           Daimler Chrysler North America Holding
                       6.49% 10/31/00..................................................................     17,009,559



PRINCIPAL             ISSUER, COUPON AND MATURITY DATE                                                       VALUE
---------             --------------------------------                                                   -------------
$ 3,800,000           Eastman Kodak Co.
                       6.48% 11/29/00.................................................................. $    3,758,928
  2,358,000           Eastman Kodak Co.
                       6.48% 12/04/00..................................................................      2,330,390
  3,390,000           Emerson Elec. Co.
                       6.45% 12/14/00..................................................................      3,344,232
 25,000,000           Equilon Enterprises LLC
                       6.49% 10/03/00..................................................................     24,986,257
  2,664,000           Fortune  Brands
                       6.50% 11/17/00..................................................................      2,640,948
 16,875,000           Gillette, Co.
                       6.57% 10/05/00..................................................................     16,859,602
 25,000,000           Goldman Sachs Group, LP
                       6.49% 10/23/00..................................................................     24,896,340
  2,335,000           Hewlett Packard Co.
                       6.52% 10/27/00..................................................................      2,323,636
  5,040,000           Honeywell, Inc.
                       6.48% 10/18/00..................................................................      5,023,644
  6,685,000           Minnesota Mining & Mfg. Co.
                       6.46% 12/27/00..................................................................      6,579,106
 14,750,000           Motiva Enterprises LLC
                       6.49% 10/16/00..................................................................     14,707,455
    890,000           Motorola Credit Corp.
                       6.51% 10/27/00..................................................................        885,668
  1,200,000           Motorola, Inc.
                       6.47% 12/27/00..................................................................      1,180,992
 10,000,000           Natural Rural Utilities Coop Finance
                       6.48% 11/07/00..................................................................      9,931,600
  3,163,000           Paccar Financial Corp.
                       6.45% 12/21/00..................................................................      3,116,311
 10,350,000           Park Avenue Receivables Corp.
                       6.51% 10/04/00..................................................................     10,342,427
 10,145,000           Park Avenue Receivables Corp.
                       6.54% 10/27/00..................................................................     10,095,633
 10,945,000           Pfizer, Inc
                       6.46% 10/31/00..................................................................     10,883,921
 10,000,000           Receivables Capital Corp.
                       6.51% 10/10/00..................................................................      9,981,825
 28,435,000           Receivables Capital Corp.
                       6.52% 10/17/00..................................................................     28,347,878
 26,910,000           Salomon Smith Barney Holdings, Inc.
                       6.49% 10/20/00..................................................................     26,812,975
 10,000,000           Sigma Finance Inc.
                       6.51% 11/17/00..................................................................      9,913,472
 17,850,000           Sigma Finance Inc.
                       6.48% 12/11/00..................................................................     17,618,484
    478,000           United Parcel Svc. America Inc.
                       6.47% 11/29/00..................................................................        472,833
 28,365,000           Ventures Business Trust
                       6.51% 10/06/00..................................................................     28,333,893
 18,620,000           Verizon Network Funding Corp.
                       6.49% 11/03/00..................................................................     18,506,051
 20,000,000           Verizon Network Funding Corp.
                       6.49% 11/21/00..................................................................     19,812,512



PRINCIPAL             ISSUER, COUPON AND MATURITY DATE                                                       VALUE
---------             --------------------------------                                                   -------------
$18,060,000           Wal-mart stores
                       6.50% 10/11/00.................................................................. $   18,023,890
                                                                                                        --------------

   TOTAL COMMERCIAL PAPER (Amortized cost $384,235,391)................................................    384,164,590
                                                                                                        --------------

TOTAL MARKETABLE SECURITIES (Cost $481,963,114)........................................................    477,962,831
                                                                                                        --------------

TOTAL INVESTMENTS--100.00% (Cost $2,133,155,999)....................................................... $2,205,287,064
                                                                                                        ==============

                 See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         At September 30, 2000, the Account held a total of 58 real estate properties representing 78.33% of the Account's total investment portfolio. These include twenty office properties (one of which is held in joint venture), eighteen industrial properties, fifteen apartment complexes, and five neighborhood shopping centers. The Account also held investments in commercial paper, representing 17.4% of the portfolio, real estate investment trusts (REITs), representing 3.8% of the portfolio, and corporate bonds, representing 0.5% of the portfolio.

         The Account purchased one apartment property, two office properties (one of which is held in joint venture) and one industrial property during the third quarter of 2000. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
 NINE MONTHS ENDED SEPTEMBER 30, 1999

         The Account's total net return was 7.68% for the nine months ended September 30, 2000 and 5.56% for the same period in 1999. The Account's net investment income, after deduction of all expenses, was $108,472,428 for the nine months ended September 30, 2000 and $73,612,083 for the same period in 1999, a 47% increase. This increase was primarily the result of a 38% increase in net assets and a 38% increase in the Account's real estate holdings from September 30, 1999 to September 30, 2000.

         The Account had net realized and unrealized gains on investments of $34,330,292 and $830,189 for the nine months ended September 30, 2000 and 1999, respectively. This difference was due primarily to the appreciation of the Account's real estate holdings and the significant increase in value of the Account's marketable securities, primarily in REIT holdings, during the first nine months of 2000 over the same period in 1999.

         The Account's real estate holdings generated approximately 81% and 76% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 2000 and 1999, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

         Gross real estate rental income was $139,303,225 for the nine months ended September 30, 2000 and $91,378,964 for the same period in 1999. This increase was primarily due to the increase in the number of properties owned by the Account from 53 properties as of September 30, 1999 to 58 properties as of September 30, 2000. Interest income on the Account's short- and intermediate-term investments for the nine months ended September 30, 2000 and 1999 totaled $17,936,645 and $13,144,718, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $4,904,265 and $5,907,159, respectively, for the same periods. Shares of REITs totaled 3.80% of the Account investments as of September 30, 2000 and 5.85% as of September 30, 1999. The decrease in the Account's REIT allocation accounted for the decreased dividend income for first nine months of 2000, as compared with the same period in 1999.

         Total property level expenses for the nine months ended September 30, 2000 were $45,224,860, of which $16,532,575 was attributable to real estate taxes and $28,692,285 was attributable to operating expenses. Total property level expenses for the nine months ended September 30, 1999 were $29,726,849, of which $10,696,731 was attributable to real estate taxes and $19,030,118 represented operating expenses. The increase in property level expenses during the first nine months of 2000 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the nine months ended September 30, 2000 and 1999 of $4,133,678 and $3,308,768, respectively, for investment advisory services, $3,200,476 and $2,638,022, respectively, for administrative and distribution services and $1,510,082 and $1,145,119 respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account for the first nine months of 2000 over the first nine months of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
 THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Account's total net return was 2.67% for the three months ended September 30, 2000 and 1.38% for the same period in 1999. The Account's net investment income, after deduction of all expenses, was $40,552,504 for the three months ended September 30, 2000 and $28,043,849 for the same period in 1999, a 45% increase. This was primarily the result of the increase in net assets and in the Account's real estate holdings from September 30, 1999 to September 30, 2000.

         The Account had net realized and unrealized gains of $14,771,601 for the three months ended September 30, 2000 compared to net realized and unrealized losses on investments of $6,857,456 for the three months ended September 30, 1999. This difference was due, in part, to the fact that the Account's real estate holdings appreciated more during the three months ended September 30, 2000 than in the same period of 1999. Also, the Account's marketable securities (primarily its REIT holdings) increased in value during the three months ended September 30, 2000 while they decreased in value in same period of 1999.

         The Account's real estate holdings generated approximately 82% of the Account's total investment income (before deducting Account level expenses) during both the three months ended September 30, 2000 and 1999. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $52,030,764 for the three months ended September 30, 2000 and $37,182,213 for the same period in 1999. The higher real estate income for the 2000 period was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended September 30, 2000 and 1999 totaled $6,317,707 and $3,371,143, respectively.

This increase was due primarily to the growth of the real estate assets as of September 30, 2000 compared to the earlier time period. Dividend income on the Account's investments in REITs totaled $1,479,219 and $1,954,756, respectively, for the same periods. This decrease was primarily due to the decrease in the Account's REIT allocation.

         Total property level expenses for the three months ended September 30, 2000 were $16,490,510, of which $5,969,832 was attributable to real estate taxes and $10,520,678 was attributable to operating expenses. Total property level expenses for the three months ended September 30, 1999 were $12,302,388, of which $4,818,340 was attributable to real estate taxes and $7,484,048 represented operating expenses. The increase in property level expenses during the three month period ended September 30, 2000 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the three months ended September 30, 2000 and 1999 of $1,525,198 and $886,712, respectively, for investment advisory services, $1,125,353 and $885,890, respectively, for administrative and distribution services and $531,514 and $389,273, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended September 30, 2000 over the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000 and 1999, the Account received $117,271,493 and $91,734,806, respectively, in premiums and $288,502,924 and $254,782,944, respectively, in net participant transfers from other TIAA and CREF accounts.

         At September 30, 2000 and 1999, the Account's liquid assets (i.e., its REITs, short- and intermediate-term investments, government securities and cash) had a value of $478,107,886 and $337,111,797, respectively. The REIT holdings at September 30, 2000 and 1999 were $83,845,441 and $92,749,438, respectively. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS
      (3) (A) Charter of TIAA (as amended)
          (B) Bylaws of TIAA (as amended) **

      (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements* and Keogh Contract***
          (B) Forms of Income-Paying Contracts *

      (10)(A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group***
          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real
              Estate Account *

          (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc.
              (as amended) (filed previously as Exhibit (1)) *

      (27) Financial Data Schedule of the Account's Financial Statements for the three months ended September 30, 2000

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

   (b) REPORTS ON 8-K. The Account filed a report on Form 8-K on August 30, 2000 under Item 5 of the form with respect to the acquisition of a property for its portfolio.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 13, 2000
                                          TIAA REAL ESTATE ACCOUNT

                                          By: TEACHERS INSURANCE AND ANNUITY
                                              ASSOCIATION OF AMERICA

                                          By: /s/ Lisa Snow
                                              ---------------------------------
                                              Lisa Snow
                                              Vice President and Chief Counsel,
                                              Corporate Law

DATE: November 13, 2000
                                          By: /s/ Richard L. Gibbs
                                              ---------------------------------
                                              Richard L. Gibbs
                                              Executive Vice President
                                              (Principal Accounting Officer)

                                  Exhibit Index

(3)(A) Charter of TIAA (as amended)
(27)   Financial Data Schedule