Form 10-K405
period 2000-12-31
TIAA REAL ESTATE ACCOUNT
filed 2001-03-27
CIK 946155

TIAA     Teachers Insurance and Annuity Association     Abby L. Ingber
CREF     College Retirement Equities Fund               Senior Counsel
(logo)   730 Third Avenue                               (212) 916-5992
         New York, NY 10017-3206                        (212) 916-5760 FAX



                                 March 27, 2001

VIA EDGAR TRANSMISSION
Securities and Exchange
Commission 450 Fifth Street, N.W.
Washington, D.C. 20549

                           Re:  TIAA Real Estate Account
                                Form 10-K Annual Report
                                (File No. 33-92990)

Gentlemen:

     On behalf of the TIAA Real Estate Account (the "Account"), attached herewith for filing pursuant to the Securities Exchange Act of 1934 is an Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements contained in the Annual Report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

     If you have any questions or comments concerning this filing, please call me at (212) 916-5992.


                                                     Very truly yours,

                                                     /s/ Abby L. Ingber

                                                     Abby L. Ingber

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

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

     The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors. At December 31, 2000, the Account had 86.3% percent of its portfolio invested in real estate and real estate-related investments (including REITs).

     NET ASSETS AND PORTFOLIO INVESTMENTS. As of December 31, 2000, the Account's net assets totaled $2,387,122,071. Through December 31, 2000, the Account held a total of 60 real estate properties, including 20 office properties (one of which is held in joint venture), 21 industrial properties (one of which is under development and held in joint venture), 14 apartment complexes, and five neighborhood shopping centers. As of December 31, 2000, these properties represented 80.58% of the Account's total investment portfolio. As of that date, the Account also held investments in commercial paper, representing 13.31% of the portfolio, real estate investment trusts (REITs), representing 5.69 % of the portfolio, and corporate bonds, representing 0.42 % of the portfolio.

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

ITEM 2. PROPERTIES.

     In the table below you will find general information about each of the Account's portfolio properties as of December 31, 2000.

                                                                                                         ANNUAL AVG.
                                                                                RENTABLE                  BASE RENT
                                                        YEAR       YEAR          AREA         PERCENT    PER LEASED      MARKET
PROPERTY                          LOCATION              BUILT      PURCHASED     (SQ. FT.)    LEASED      SQ. FT.(1)    VALUE(2)
--------                          --------              -----      ---------   ---------      ------     ------------  -----------
OFFICE PROPERTIES
780 Third Avenue                  New York, NY          1984       1999           487,501        98%      $39.93     $173,600,000
1801 K Street                     Washington, DC        1971(3)    2000           564,359        96%      $35.93     $140,989,800
Morris Corporate Center III       Parsippany, NJ        1990       2000           525,154        98%      $12.42     $103,800,000
88 Kearney Street                 San Francisco, CA     1986       1999           228,470       100%      $35.87     $ 84,172,241
Sawgrass Portfolio                Sunrise, FL           1997-      1997,          344,009       100%      $14.85     $ 54,300,000
                                                        2000       1999-2000
Parkview Plaza(4)                 Oakbrook, IL          1990       1997           266,020        99%      $19.35     $ 52,500,000
Columbia Centre III               Rosemont, IL          1989       1997           238,696        87%      $24.73     $ 42,500,000
Biltmore Commerce Center          Phoenix, AZ           1985       1999           262,875        81%      $17.39     $ 38,603,637
Maitland Promenade One            Maitland, FL          1999       2000           227,814        96%      $23.29     $ 36,520,163
One Monument Place                Fairfax, VA           1990       1999           219,837        99%      $21.59     $ 36,500,000
Columbus Office Portfolio                                                                                            $ 34,200,000
 Metro South Building             Dublin, OH            1997       1999            90,726        91%      $12.85            -
 BISYS Fund Services Building     Eaton, OH             1995       1999           155,964       100%      $11.69            -
 Vision Service Plan Building     Eaton, OH             1997       1999            50,000       100%      $11.88            -
10 Waterview Boulevard            Parsippany, NJ        1984       1999           209,553       100%      $21.36     $ 31,400,000
Fairgate at Ballston(4)           Arlington, VA         1988       1997           143,457        94%      $27.91     $ 30,800,000
Longview Executive Park(4)        Hunt Valley, MD       1988       1997           258,999       100%      $11.73     $ 28,020,861
Tysons Executive Plaza II(5)      McLean, VA            1988       2000           252,552       100%      $22.62     $ 26,035,867(5)
(held in joint venture)
Five Centerpointe(4)              Lake Oswego, OR       1988       1997           113,971        98%      $13.66     $ 18,331,911

371 Hoes Lane                     Piscataway, NJ        1986       1997           139,670       100%      $13.36   $   16,677,327
Southbank Building                Phoenix, AZ           1995       1996           122,535       100%      $ 9.40   $   13,200,000
Northmark Business Center(4)      Blue Ash, OH          1985       1997           108,561        95%      $12.92   $   13,100,000
USF&G Building(4)                 Salt Lake City, UT    1988       1997            67,322        93%      $14.84   $    8,677,033
                                                                                ---------                          --------------
SUBTOTAL--OFFICE PROPERTIES                                                     5,078,045                          $  983,928,840

INDUSTRIAL PROPERTIES
Park West Int'l Industrial Pk                                                                             $ 3.24   $   53,931,995
 Building C                       Hebron, KY            1998       1998           520,000       100%                        -
 Building D                       Hebron, KY            1998       1998           184,800       100%                        -
 Building E                       Hebron, KY            2000       2000           207,222       100%                        -
 Building J                       Hebron, KY            2000       2000           525,000       100%                        -
Ontario Portfolio                                                                                         $ 3.40   $  107,688,169
 Timberland Building              Ontario, CA           1998       1998           414,435       100%                        -
 5200 Airport Drive               Ontario, CA           1997       1998           404,500       100%                        -
 1200 S. Etiwanda Ave.            Ontario, CA           1998       1998           223,170       100%                        -
 Park Mira Loma West              Mira Loma, CA         1998       1998           557,500       100%                        -
 Wineville Center Buildings       Mira Loma, CA         1999       2000         1,099,112       100%
Atlanta Industrial Portfolio      Lawrenceville, GA     1996-99    2000         1,145,691        90%      $ 2.38   $   40,021,362
Northpointe Commerce Center       Fullerton, CA         1990-94    2000           612,023       100%      $ 5.90   $   38,800,000
Saks Distribution Facility        Aberdeen, MD          1997       1997           470,708       100%      $ 5.32   $   30,950,000
Parkwest Center I and II          Coppell, TX           1997       2000           735,150        98%      $ 3.64   $   28,300,500
Rockrun Business Park                                                                                              $   19,497,150
 Building I                       Joliet, IL            1998       1998           258,000       100%      $ 2.98            -
 Mack Truck Buildling             Joliet, IL            2000       2000           248,014       100%      $ 3.33            -
Konica Photo Imaging              Mahwah, NJ            1999       1999           168,000       100%      $ 9.92   $   17,300,000
Headquarters
Glen Pointe Business Park                                                                                 $ 6.48   $   16,100,000
 Building V                       Chicago, IL           1997       1998           117,600       100%                        -
 Building VII                     Chicago, IL           1997       1998            92,543       100%                        -
ABS and CDC Buildings             Rancho Cucamonga, CA  2001(6)    2000           641,475       100%      $ 3.45   $   15,243,900(6)
(under development and held in
joint venture)
Landmark at Salt Lake City        Salt Lake City, UT    2000       2000           328,508       100%      $ 3.98   $   14,434,653
Building #4
Interstate Acres                  Urbandale, IA         1981-88    1997           440,000        81%      $ 3.40   $   13,200,000
Eastgate Distribution Center      San Diego, CA         1996       1997           200,000       100%      $ 5.59   $   13,700,000
Arapahoe Park East                Boulder, CO           1979-82    1996           129,425       100%      $ 6.25   $   12,478,003
UPS Distribution Facility         Fernley, NV           1998       1998           256,000       100%      $ 3.54   $   11,000,000
FedEx Distribution Facility       Crofton, MD           1998       1998           111,191       100%      $ 6.39   $    7,600,000
Woodcreek Business Park           Chicago, IL           1995       1998           149,907       100%      $ 2.11   $    7,000,000
Westinghouse Facility             Coral Springs, FL     1997       1997            75,630       100%      $ 7.29   $    6,200,000
Interstate Crossing               Eagan, MN             1995       1996           131,380        86%      $ 5.64   $    6,150,000
Butterfield Industrial Park       El Paso, TX           1980-81    1995           183,510       100%      $ 2.89   $    4,957,200
River Road Distribution Center    Fridley, MN           1995       1995           100,456       100%      $ 3.99   $    4,300,000
                                                                               ----------                          --------------
SUBTOTAL--INDUSTRIAL PROPERTIES                                                10,730,950                          $  468,852,932

RETAIL PROPERTIES
Rolling Meadows                   Rolling Meadows, IL   1957(3)    1997           130,910        80%      $11.59   $   11,986,500
River Oaks                        Woodbridge, VA        1995       1996            90,885        97%      $14.57   $   11,100,000
Lynnwood Collection               Raleigh, NC           1988       1996            86,362        90%      $ 8.37   $    7,900,000
Millbrook Collection              Raleigh, NC           1988       1996           102,221        94%      $ 7.81   $    7,000,000
Plantation Grove                  Ocoee, FL             1995       1995            73,655        97%      $10.04   $    7,450,000
                                                                               ----------                          --------------
SUBTOTAL--RETAIL PROPERTIES                                                       484,033                          $   45,436,500
                                                                               ----------                          --------------
SUBTOTAL--COMMERCIAL PROPERTIES                                                16,293,028                          $1,498,218,272

RESIDENTIAL
PROPERTIES(7)

Ashford Meadows Apartments        Herndon, VA            1998     2000            NA          97%       NA        $   64,174,878
The Colorado                      New York, NY           1987     1999            NA          99%       NA        $   60,400,000
Larkspur Courts Apartments        Larkspur, CA           1991     1999            NA          99%       NA        $   58,600,000
Bay Court at Harbour Pointe       Mulkiteo, WA           1991     1998            NA         100%       NA        $   35,000,000
Lodge at Willow Creek             Douglas County, CO     1997     1997            NA          99%       NA        $   30,800,000
Golfview Apartments               Lake Mary, FL          1998     1998            NA         100%       NA        $   27,400,000
The Legends at Chase Oaks         Plano, TX              1997     1998            NA         100%       NA        $   26,289,264
Lincoln Woods                     Lafayette Hill, PA     1991     1997            NA         100%       NA        $   23,507,797
Monte Vista                       Littleton, CO          1995     1996            NA          99%       NA        $   21,000,000
Indian Creek Apartments           Farmington Hills, MI   1988     1998            NA         100%       NA        $   17,250,000
Westcreek                         Westlake Village, CA   1988     1997            NA         100%       NA        $   17,200,000
Royal St. George                  W. Palm Beach, FL      1995     1996            NA          99%       NA        $   16,650,000
Bent Tree Apartments              Columbus, OH           1987     1998            NA          99%       NA        $   14,700,000
The Greens at Metrowest           Orlando, FL            1990     1995            NA         100%       NA        $   14,100,000
                                                                                                                  --------------
SUBTOTAL--RESIDENTIAL                                                             NA                              $  427,071,939
PROPERTIES                                                                     ----------                         --------------

TOTAL--ALL PROPERTIES                                                          16,293,028                         $1,925,290,211


(1) Based on total contractual rent on leases existing at December 31, 2000. For those properties purchased in 2000, the number was derived by annualizing the rents charged by the Account since acquiring the property.

(2) Market value reflects the value determined in accordance with the procedures described in the Account's prospectus.

(3)  Undergone extensive renovations.

(4) Purchased through Light Street Partners, L.P. (now 100% owned by the Account). The USF&G Building was sold in January 2001.

(5) Property held in 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account's interest in the property.

(6) The property is held in a 80%/20% joint venture with Cabot Industrial Trust, and is under development. The property is currently valued at cost. It is anticipated that the buildings, which are 100% pre-leased, will be ready for occupancy in 2001.

(7) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.


COMMERCIAL (NON-RESIDENTIAL) PROPERTIES

         IN GENERAL. At December 31, 2000, the Account held 46 commercial (non-residential) properties in its portfolio. None of these properties is subject to a mortgage, and although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

         At December 31, 2000, the Account's office property portfolio consisted of 20 office properties located in metropolitan areas throughout the United States (including one property held in a 50%/50% joint venture). The office properties together are approximately 93 percent leased with 474 leases.

         At December 31, 2000, the Account's industrial property portfolio consisted of 21 properties (including one which is held in joint venture and is currently under development) used primarily for warehousing, distribution, or light manufacturing activities. The Account's industrial properties together are 97 percent leased with 96 leases.

         At December 31, 2000, the Account's retail property portfolio consisted of five neighborhood shopping centers, each of which is anchored by a supermarket tenant. These retail properties together are approximately 92 percent leased with 75 leases.

         The Account's residential property portfolio currently consists of 14 first class or luxury multi-family garden apartment complexes and one high rise apartment building. None of the properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

         In the table below you will find more detailed information regarding the apartment complexes in the Account's portfolio as of December 31, 2000.


=================================================================================================================
                                                                           AVERAGE         AVG. RENT
                                                              NUMBER      UNIT SIZE        PER UNIT/     PERCENT
             PROPERTY                        LOCATION        OF UNITS      (SQUARE         PER MONTH      LEASED
                                                                            FEET)
-----------------------------------------------------------------------------------------------------------------
Ashford Meadows Apartments          Herndon, VA                 440         1,050           $1,279         97%
The Colorado                        New York, NY                256           632           $2,266         99%
Larkspur Courts Apartments          Larkspur, CA                248          1001           $2,265         99%
Bay Court at Harbour Pointe         Mulkiteo, WA                420           970           $  855        100%
Lodge at Willow Creek               Douglas County, CO          316          1001           $1,002         99%
Golfview Apartments                 Lake Mary, FLA              276          1139           $1,036        100%
The Legends at Chase Oaks           Plano, TX                   346           972           $1,035        100%
Lincoln Woods                       Lafayette Hill, PA          216           773           $1,144        100%
Monte Vista                         Littleton, CO               219           888           $1,062         99%
Indian Creek Apartments             Farmington Hills, MI        196          1139           $  986        100%
Westcreek Apartments                Westlake Village, CA        126           948           $1,387        100%
Royal St. George                    West Palm Beach, FL         224           870           $  851         99%
Bent Tree Apartments                Columbus, OH                256           928           $  718         99%
The Greens at Metrowest             Orlando, FL                 200           920           $  841        100%

=================================================================================================================

RECENT PROPERTY PURCHASES AND SALES

         On March 9, 2001, the Account purchased a portfolio of four industrial properties in Dallas, Texas for a purchase price of approximately $68.6 million.

         On January 12, 2001, the Account sold one office building located in Salt Lake City, Utah for approximately $8.7 million.

ITEM 3.  LEGAL PROCEEDINGS.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
          MATTERS.

     (a) MARKET INFORMATION. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 2000 to December 31, 2000, the high and low accumulation unit values for the Account were $158.2527 and $142.9682, respectively.

     (b) APPROXIMATE NUMBER OF HOLDERS. The number of contractowners at February 28, 2001 was 235,513.

     (c)  DIVIDENDS. Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.


                                                                                                                     JULY 3, 1995
                                                                                                                   (COMMENCEMENT
                                        YEAR ENDED     YEAR ENDED      YEAR ENDED     YEAR ENDED    YEAR ENDED   OF OPERATIONS) TO
                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                          2000           1999            1998           1997          1996             1995
                                          ----           ----            ----           ----          ----             ----
Investment Income:
   Real estate income, net:
     Rental income ................. $  195,537,993   $  132,316,878  $    81,009,203  $  44,342,342  $ 10,951,183   $    165,762
                                     --------------   --------------  ---------------  -------------  ------------   ------------
     Real estate property level
       expenses and taxes:
       Operating expenses ..........     40,056,716       27,334,060       17,339,706      9,024,240     2,116,334         29,173
       Real estate taxes ...........     22,851,890       15,892,736        9,103,637      4,472,311     1,254,163         14,659
                                     --------------   --------------  ---------------  -------------  ------------   ------------
          Total real estate property
          level expenses and taxes .     62,908,606       43,226,796       26,443,343     13,496,551     3,370,497         43,832
                                     --------------   --------------  ---------------  -------------  ------------   ------------
          Real estate income, net ..    132,629,387       89,090,082       54,565,860     30,845,791     7,580,686        121,930
Income from real estate
 joint venture .....................        756,133               --               --             --            --             --
Dividends and interest .............     31,334,291       24,932,733       23,943,728     16,486,279     6,027,486      2,828,900
                                     --------------   --------------  ---------------  -------------  ------------   ------------
       Total investment income .....    164,719,811      114,022,815       78,509,588     47,332,070    13,608,172      2,950,830
Expenses ...........................     13,424,566        9,278,410        6,274,594      3,526,545     1,155,796        310,433
                                     --------------   --------------  ---------------  -------------  ------------   ------------
       Investment income, net ......    151,295,245      104,744,405       72,234,994     43,805,525    12,452,376      2,640,397
Net realized and unrealized
 gain on investments ...............     54,147,449        9,834,743        7,864,659     18,147,053     3,330,539         35,603
                                     --------------   --------------  ---------------  -------------  ------------   ------------
Net increase in net assets
 resulting from operations .........    205,442,694      114,579,148       80,099,653     61,952,578    15,782,915      2,676,000
Minority interest in net increase
 in net assets resulting from
 operations ........................             --        1,364,619       (3,487,991)    (1,881,178)           --             --
Net increase in net assets
 resulting from participant
 transactions ......................    486,196,949      383,171,774      333,936,510    356,052,262   233,653,793    117,582,345
                                     --------------   --------------  ---------------  -------------  ------------   ------------
Net increase in net assets ......... $  691,639,643   $  499,115,541  $   410,548,172  $ 416,123,662  $249,436,708   $120,258,345
                                     ==============   ==============  ===============  =============  ============   ============

                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2000             1999            1998            1997           1996           1995
                                           ----             ----            ----            ----           ----           ----
Total assets ....................... $2,423,100,402   $1,719,457,715  $ 1,229,603,431  $ 815,760,825  $426,372,007   $143,177,421
Total liabilities and minority
  interest .........................     35,978,331       23,975,287       33,236,544     29,942,110    56,676,954     22,919,076
                                     --------------   --------------  ---------------  -------------  ------------   ------------
Total net assets ................... $2,387,122,071   $1,695,482,428  $ 1,196,366,887  $ 785,818,715  $369,695,053   $120,258,345
                                     ==============   ==============  ===============  =============  ============   ============
Accumulation units outstanding .....     14,604,673       11,487,360        8,833,911      6,313,015     3,295,786      1,172,498
                                     ==============   ==============  ===============  =============  ============   ============
Accumulation unit value ............ $       158.21   $       142.97  $        132.17  $      122.30  $     111.11   $     102.57
                                     ==============   ==============  ===============  =============  ============   ============


QUARTERLY SELECTED FINANCIAL INFORMATION

The following is selected financial information for the Account for each full quarter within the past two calendar years:

                                                                                 2000
                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
                                                  MARCH 31             JUNE 30            SEPTEMBER 30           DECEMBER 31
                                                  --------             -------            ------------           -----------
Investment income, net                         $31,774,860         $36,145,064           $40,552,504            $42,822,817
Net realized gain (loss)
    on investments                               (147,448)              58,263             (241,717)              8,606,836
Net unrealized gain
    on investments                               5,603,540          14,044,336            15,013,318             11,210,321
                                                 ---------          ----------            ----------             ----------
Net increase in net assets
    resulting from operations                  $37,230,952         $50,247,663           $55,324,105            $62,639,974
                                               ===========         ===========           ===========            ===========
Total return                                         2.15%               2.67%                 2.67%                  2.77%
                                                     =====               =====                 =====                  =====

                                                                                 1999
                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
                                                  MARCH 31             JUNE 30            SEPTEMBER 30           DECEMBER 31
                                                  --------             -------            ------------           -----------
Investment income, net                        $ 22,192,803         $23,375,431          $ 28,043,849            $31,132,322
Net realized gain (loss)
    on investments                               5,606,417             213,035             (827,090)                774,335
Net unrealized gain (loss)
    on investments                             (7,669,787)           9,537,980           (6,030,366)              8,230,219
Minority interest in
    net increase in net assets
    resulting from operations                    (403,153)           1,767,772                 --                      --
                                              ------------         -----------          -----------             -----------
Net increase in net assets
    resulting from operations                 $ 19,726,280         $34,894,218           $21,186,393            $40,136,876
                                              ============         ===========          ===========             ===========
Total return                                         1.57%               2.51%                 1.38%                  2.47%
                                                     =====               =====                 =====                  =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S
                    FINANCIAL CONDITION AND OPERATING RESULTS

     The Real Estate Account continued its positive growth in 2000, with approximately $2.4 billion in net assets as of year-end 2000. As of December 31, 2000, the Account owned a total of 60 real estate properties, including 20 office properties (one held in joint venture), 21 industrial properties (including one development project joint venture), 14 apartment complexes and five neighborhood shopping centers. At December 31, 2000, these properties represented 80.6% of the Account's total investment portfolio, an increase of 3% over year-end 1999.

     In 2000, the Account purchased 15 properties (five office properties, including one held in a 50%/50% joint venture, nine industrial properties and one apartment property), sold two properties (one office property and one apartment property), and entered into an 80%/20% partnership to develop an industrial property. The Account continues to pursue suitable properties, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, there is significant competition for the most desirable properties.

     As of December 31, 2000, the Account also held investments in commercial paper, representing 13.3% of the portfolio, real estate investment trusts (REITs), representing 5.7% of the portfolio, and corporate bonds, representing 0.4% of the portfolio.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEAR ENDED DECEMBER 31, 1999

     The Account's total net return was 10.66% for the year ended December 31, 2000 and 8.17% for 1999. The Account's net investment income, after deducting all expenses, was $151,295,245 for the year ended December 31, 2000 and $104,744,405 for 1999, a 44% increase. This increase was the result of a 41% increase in net assets and a 46.4% increase in the market value of the Account's real estate holdings from December 31, 1999 to December 31, 2000. The Account had net realized and unrealized gains on investments of $54,147,449 for the year ended December 31, 2000 compared with $9,834,743 for 1999. This difference was due in part to the increase in realized and unrealized gains on the Account's real estate properties from $23,232,711 in 1999 to $32,001,734 for 2000, and, significantly, to the Account's gain of $22,145,715 on its marketable securities in 2000, compared with its loss of $13,397,968 on its marketable securities in 1999.

     The Account's real estate holdings generated approximately 81% of the Account's total investment income (before deducting Account level expenses) during 2000 compared with 78% during 1999. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $195,537,993 for the year ended December 31, 2000 and $132,316,878 for the same period in 1999. This increase was primarily due to the increase in the number of properties owned by the Account -- from 54 properties at the end of 1999 to 60 properties at the end of 2000. (The total number of properties in 2000 reflects the consolidation of certain groups of properties into single portfolios.) Interest and dividend income on the Account's marketable securities investments increased from $24,932,733 for 1999 to $31,334,291 in 2000.

     Total property level expenses for the year ended December 31, 2000 were $62,908,606 of which $40,056,716 was attributable to operating expenses and $22,851,890 was attributable to real estate taxes. Total property level expenses for the year ended December 31, 1999 were $43,226,796, of which $27,334,060 represented operating expenses and $15,892,736 was attributable to real estate taxes. The increase in property level expenses during 2000 reflected the increased number of properties in the Account.

     The Account incurred expenses for the years ended December 31, 2000 and 1999 of $6,924,202 and $4,246,911, respectively, for investment advisory services, $4,392,882 and $3,442,282, respectively, for administrative and distribution services, and $2,107,482 and $1,589,217, respectively, for mortality and expense risk charges and liquidity guarantee charges. These expenses increased significantly as a result of the increased costs of managing a growing account, including the costs of acquiring and managing additional properties, and the increased staffing costs associated with administering a larger account.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Account earned $151,295,245 in 2000 and $104,744,405 in net investment income in 1999. During 2000, the Account received $161,668,073 in premiums and $379,610,411 in net participant transfers from other TIAA and CREF accounts, while in 1999 the Account received $126,200,561 in premiums and $293,354,604 in net participant transfers from other TIAA and CREF accounts. Real estate properties costing $625,800,000 and $511,878,000 were purchased during 2000 and 1999, respectively. In 2000, the Account also received $60,400,000 in proceeds from the sale of properties (including proceeds from the sale of a 50% interest in a recently- purchased property). By year end 2000, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $464,544,434, while at the end of 1999 those assets were valued at $374,896,400. We anticipate that much of the Account's liquid assets as of December 31, 2000, exclusive of the REITs, will be used by the Account to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

     If the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

     The Account spent approximately $7.6 million in 2000 for capital (long-term) expenses, including ongoing tenant improvements and leasing commissions at the commercial properties relating to the renewal of existing tenants or re-leasing of space to new tenants during the normal course of business. In 2001, it is estimated that the Account will expend approximately $27.5 million in capital expenses. The Account will be undertaking several major capital expenditures, including the renovation of the parking structures of three office buildings (1801 K Street, N.W. in Washington, D.C., Tysons Executive Plaza II in McLean, VA, and Morris Corporate Center in Parsippany,
NJ), maintenance programs for the facades of 780 Third Avenue and The Colorado in New York, New York, and the renovation of the lobby of The Colorado. (These major expenditures had been contemplated at the time of each property purchase, and either the Account received a credit to the purchase price, or the cost was factored in to determine the original purchase price.) These major expenditures will be in addition to the costs routinely incurred by the Account for painting, re-carpeting and minor replacements to re-lease apartments as they become vacant and the costs associated with the renewal of existing tenants or releasing of space to new tenants in the commercial properties.

EFFECTS OF INFLATION - 2001
---------------------------

     Although inflation has been modest in recent years, inflation is projected to increase in 2001. To the extent that inflation may increase property operating expenses in the future, we anticipate that increases will generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased, the Account may not be able to recover the full amount of such increases in operating expenses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Report of Management Responsibility.......................................    14
Report of Audit Committee.................................................    15
Report of Independent Auditors............................................    16

Audited Consolidated Financial Statements:
   Consolidated Statements of Assets and Liabilities......................    17
   Consolidated Statements of Operations..................................    18
   Consolidated Statements of Changes in Net Assets.......................    19
   Consolidated Statements of Cash Flows..................................    20
   Notes to Consolidated Financial Statements.............................    21
   Consolidated Statement of Investments..................................    27

Schedule III - Real Estate Owned..........................................    31


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

The accompanying financial statements have been audited by the independent auditing firm of Ernst & Young LLP. For the periods covered by these financial statements, all services provided by Ernst & Young LLP were limited exclusively to auditing. It is the Account's policy that any non-audit services be obtained from a firm other then the external financial audit firm. The independent auditors' report, which appears on the second following page, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing.


                                                    /s/ John H. Biggs
                                                    -----------------------
                                                    Chairman, President and
                                                    Chief Executive Officer



                                                   /s/ Richard L. Gibbs
                                                   ----------------------------
                                                   Executive Vice President and
                                                   Principal Accounting Officer

[TIAA LOGO]

-------------------------------------------------------------------------------

                          REPORT OF THE AUDIT COMMITTEE


To the Participants of the
  TIAA Real Estate Account:

The TIAA Audit Committee oversees the financial reporting process of the TIAA Real Estate Account ("Account") on behalf of TIAA's Board of Trustees. The Audit Committee is a standing committee of the Board and operates in accordance with a formal written charter (copies are available upon request) which describes the Audit Committee's responsibilities. All members of the Audit Committee ("Committee") are independent, as defined under the listing standards of the New York Stock Exchange.

Management has the primary responsibility for the Account's financial statements, development and maintenance of a strong system of internal controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plan of the internal auditing group. The Committee also meets regularly with the internal and independent auditors, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting.

The Committee reviewed and discussed the accompanying audited financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The Committee has also discussed the audited financial statements with Ernst & Young LLP, the independent auditing firm responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles.

The discussion with Ernst & Young LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity of the financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with Ernst & Young LLP the auditors' independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Independence Standards Board.

Based on the review and discussions referred to above, the Committee has approved the release of the accompanying audited financial statements for publication and filing with appropriate regulatory authorities.


Willard T. Carleton, Audit Committee Chair
Frederick R. Ford, Audit Committee Member
Leonard S. Simon, Audit Committee Member
Rosalie J. Wolf, Audit Committee Member


February 12, 2001

[ERNST & YOUNG LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS



To the Participants of the TIAA Real Estate Account and the
 Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities, including the statement of investments as of December 31, 2000, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Account at December 31, 2000 and 1999, and the consolidated results of their operations and the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           /s/ Ernst & Young

New York, New York
February 5, 2001

                                  TIAA REAL ESTATE ACCOUNT
                     CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                December 31,     December 31,
                                                                    2000             1999
                                                               --------------   --------------
ASSETS
 Investments, at value:
    Real estate properties
     (cost: $1,818,143,290 and $1,253,650,281) .............   $1,899,254,344   $1,312,503,554
    Real estate joint venture
     (cost: $24,674,574 and $-) ............................       26,035,867               --
    Marketable securities
     (cost: $462,959,529 and $395,662,203) .................      463,828,568      374,278,801
Cash .......................................................          715,866          617,599
Other ......................................................       33,265,757       32,057,761
                                                               --------------   --------------
                                             TOTAL ASSETS       2,423,100,402    1,719,457,715
                                                               --------------   --------------
LIABILITIES
 Accrued real estate property level expenses and taxes .....       24,396,036       18,425,328
 Security deposits held ....................................        6,817,972        5,549,959
 Other .....................................................        1,736,106               --
                                                               --------------   --------------
                                        TOTAL LIABILITIES          32,950,114       23,975,287
                                                               --------------   --------------
MINORITY INTEREST ..........................................        3,028,217               --
                                                               --------------   --------------
NET ASSETS
 Accumulation Fund .........................................    2,310,540,978    1,642,327,173
 Annuity Fund ..............................................       76,581,093       53,155,255
                                                               --------------   --------------
                                         TOTAL NET ASSETS      $2,387,122,071   $1,695,482,428
                                                               ==============   ==============
NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 ....       14,604,673       11,487,360
                                                               ==============   ==============
NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 6 ............   $       158.21   $       142.97
                                                               ==============   ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                        2000           1999            1998
                                                                                    ------------    ------------    -----------
INVESTMENT INCOME
  Real estate income, net:
    Rental income...............................................................    $195,537,993    $132,316,878    $81,009,203
                                                                                    ------------    ------------    -----------
    Real estate property level expenses and taxes:
      Operating expenses........................................................      40,056,716      27,334,060     17,339,706
      Real estate taxes.........................................................      22,851,890      15,892,736      9,103,637
                                                                                    ------------    ------------    -----------
                             Total real estate property level expenses and taxes      62,908,606      43,226,796     26,443,343
                                                                                    ------------    ------------    -----------
                                                         Real estate income, net     132,629,387      89,090,082     54,565,860
  Income from real estate joint venture.........................................         756,133              --             --
  Interest......................................................................      24,294,579      17,117,917     15,588,829
  Dividends.....................................................................       7,039,712       7,814,816      8,354,899
                                                                                    ------------    ------------    -----------
                                                                   TOTAL INCOME      164,719,811     114,022,815     78,509,588
                                                                                    ------------    ------------    -----------
    Expenses -- Note 3:
     Investment advisory charges................................................       6,924,202       4,246,911      2,999,113
     Administrative and distribution charges....................................       4,392,882       3,442,282      2,498,376
     Mortality and expense risk charges.........................................       1,414,888       1,027,707        675,450
     Liquidity guarantee charges................................................         692,594         561,510        101,655
                                                                                    ------------    ------------    -----------
                                                                  TOTAL EXPENSES      13,424,566       9,278,410      6,274,594
                                                                                    ------------    ------------    -----------
                                                          INVESTMENT INCOME, NET     151,295,245     104,744,405     72,234,994
                                                                                    ------------    ------------    -----------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
   Net realized gain (loss) on:
      Real estate properties....................................................       8,382,660       8,788,795             --
      Marketable securities.....................................................        (106,726)     (3,022,098)    (5,258,000)
                                                                                    ------------    ------------    -----------
                                        Net realized gain (loss) on investments        8,275,934       5,766,697     (5,258,000)
                                                                                    ------------    ------------    -----------
Net change in unrealized appreciation (depreciation) on:
      Real estate properties....................................................      22,257,781      14,443,916     33,221,281
      Real estate joint venture.................................................       1,361,293              --             --
      Marketable securities.....................................................      22,252,441     (10,375,870)   (20,098,622)
                                                                                    ------------    ------------    -----------
                            Net change in unrealized appreciation on investments      45,871,515       4,068,046     13,122,659
                                                                                    ------------    ------------    -----------
                                 NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS      54,147,449       9,834,743      7,864,659
                                                                                    ------------    ------------    -----------
                                       NET INCREASE IN NET ASSETS RESULTING FROM
                                             OPERATIONS BEFORE MINORITY INTEREST     205,442,694     114,579,148     80,099,653
  Minority interest in net increase in net assets
     resulting from operations..................................................              --       1,364,619     (3,487,991)
                                                                                    ------------    ------------    -----------
                                                      NET INCREASE IN NET ASSETS
                                                       RESULTING FROM OPERATIONS    $205,442,694    $115,943,767    $76,611,662
                                                                                    ============    ============    ===========



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                              2000              1999              1998
                                                         --------------    --------------    --------------
FROM OPERATIONS
Investment income, net ...............................   $  151,295,245    $  104,744,405    $   72,234,994
Net realized gain (loss) on investments ..............        8,275,934         5,766,697        (5,258,000)
Net change in unrealized appreciation on investments         45,871,515         4,068,046        13,122,659
Minority interest in net increase in net assets
resulting from operations ............................               --         1,364,619        (3,487,991)
                                                         --------------    --------------    --------------
                            NET INCREASE IN NET ASSETS
                             RESULTING FROM OPERATIONS      205,442,694       115,943,767        76,611,662
                                                         --------------    --------------    --------------
FROM PARTICIPANT TRANSACTIONS
Premiums ..............................................     161,668,073       126,200,561        91,248,578
TIAA seed money withdrawn -- Note 1 ...................              --                --       (76,666,109)
Net participant transfers from TIAA ...................      36,271,547        24,155,178        26,568,616
Net participant transfers from CREF Accounts ..........     343,338,864       269,199,426       310,999,448
Annuity and other periodic payments ...................      (9,924,802)       (6,330,436)       (3,209,761)
Withdrawals and death benefits ........................     (45,156,733)      (30,052,955)      (15,004,262)
                                                         --------------    --------------    --------------
                   NET INCREASE IN NET ASSETS RESULTING
                          FROM PARTICIPANT TRANSACTIONS     486,196,949       383,171,774       333,936,510
                                                         --------------    --------------    --------------
                             NET INCREASE IN NET ASSETS     691,639,643       499,115,541       410,548,172
NET ASSETS
Beginning of year .....................................   1,695,482,428     1,196,366,887       785,818,715
                                                         --------------    --------------    --------------
End of year ...........................................  $2,387,122,071    $1,695,482,428    $1,196,366,887
                                                         ==============    ==============    ==============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                          2000             1999             1998
                                                                      -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations ..............   $ 205,442,694    $ 115,943,767    $  76,611,662
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
  Increase in investments .........................................    (702,336,424)    (475,537,558)    (409,958,664)
  Increase in other assets ........................................      (1,207,996)     (14,271,470)      (3,719,197)
  Increase (decrease) in other liabilities ........................       1,736,106               --          (10,463)
  Increase in accrued real estate property level expenses and taxes       5,970,708        6,992,799        1,088,936
  Increase in security deposits held ..............................       1,268,013        3,659,536          584,465
  Increase (decrease) in minority interest ........................       3,028,217      (19,913,592)       1,631,496
                                                                      -------------    -------------    -------------
                                                   NET CASH USED IN
                                               OPERATING ACTIVITIES    (486,098,682)    (383,126,518)    (333,771,765)
                                                                      -------------    -------------    -------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums ..........................................................     161,668,073      126,200,561       91,248,578
TIAA seed money withdrawn  Note 1 .................................              --               --      (76,666,109)
Net participant transfers from TIAA ...............................      36,271,547       24,155,178       26,568,616
Net participant transfers from CREF Accounts ......................     343,338,864      269,199,426      310,999,448
Annuity and other periodic payments ...............................      (9,924,802)      (6,330,436)      (3,209,761)
Withdrawals and death benefits ....................................     (45,156,733)     (30,052,955)     (15,004,262)
                                                                      -------------    -------------    -------------
                                              NET CASH PROVIDED BY
                                           PARTICIPANT TRANSACTIONS     486,196,949      383,171,774      333,936,510
                                                                      -------------    -------------    -------------
                                               NET INCREASE IN CASH          98,267           45,256          164,745

CASH
Beginning of year .................................................         617,599          572,343          407,598
                                                                      -------------    -------------    -------------
End of year .......................................................   $     715,866    $     617,599    $     572,343
                                                                      =============    =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account holds various properties in wholly-owned and majority owned subsidiaries which are consolidated for financial statement purposes.

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


BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint venture is stated at the Account's equity in the net assets of the underlying entity, which values its real estate holdings at fair value.

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


NOTE 3--MANAGEMENT AGREEMENTS

Under established management agreements, various services necessary for the operation of the Account are provided, at cost, by TIAA and Services. TIAA provides investment management services for the Account while distribution and administrative services are provided by Services in accordance with a Distribution and Administrative Services Agreement between the Account and Services. Prior to April 30, 1999, an affiliate of a former minority partner provided certain management services for the properties owned by this majority owned subsidiary. The charges for such services for the year ended December 31, 1999 amounted to $345,928 ($855,810 in 1998) for investment advisory expenses and $104,673 ($102,953 in 1998) for administrative expenses which are recorded accordingly in the accompanying consolidated statements of operations. TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the year ended December 31, 2000 been acquired at the beginning of the period (January 1,
2000), rental income and real estate property level expenses and taxes for the year ended December 31, 2000 would have increased by approximately $35,984,000 and $10,712,000 respectively. In addition, interest income for the year ended December 31, 2000 would have decreased by approximately $23,870,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 2000 would have been an increase of approximately $1,402,000, if the real estate properties acquired during the year ended December 31, 2000 had been acquired at the beginning of the year.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    2001                       $155,631,000
                    2002                        145,380,000
                    2003                        133,089,000
                    2004                        114,678,000
                    2005                         98,391,000
                    Thereafter                  270,247,000
                                              -------------

                    Total                     $917,416,000
                                              =============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6--Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                      -----------------------------------------------------------------------------

                                                          2000             1999           1998             1997          1996
                                                       ----------       ----------     -----------      ----------    ----------
Per Accumulation Unit data:
 Rental income........................................  $ 14.530         $ 12.168        $ 10.425        $  7.288      $  6.012
 Real estate property
   level expenses and taxes...........................     4.674            3.975           3.403           2.218         1.850
                                                        --------         --------        --------        --------      --------
                       Real estate income, net             9.856            8.193           7.022           5.070         4.162
 Income from real estate joint venture................     0.056               --              --              --            --
 Dividends and interest...............................     2.329            2.292           3.082           2.709         3.309
                                                        --------         --------        --------        --------      --------
                                          Total income    12.241           10.485          10.104           7.779         7.471
 Expense charges (a)..................................     0.998            0.853           0.808           0.580         0.635
                                                        --------         --------        --------        --------      --------
                                Investment income, net    11.243            9.632           9.296           7.199         6.836
 Net realized and unrealized
   gain on investments................................     3.995            1.164            .579           3.987         1.709
                                                        --------         --------        --------        --------      --------
 Net increase in
   Accumulation Unit Value............................    15.238           10.796           9.875          11.186         8.545
 Accumulation Unit Value:
   Beginning of year..................................   142.968          132.172         122.297         111.111       102.566
                                                        --------         --------        --------        --------      --------
   End of year........................................  $158.206         $142.968        $132.172        $122.297      $111.111
                                                        ========         ========        ========        ========      ========

Total return..........................................    10.66%            8.17%           8.07%          10.07%         8.33%
Ratios to Average Net Assets:
   Expenses (a).......................................     0.67%            0.63%           0.64%           0.58%         0.61%
   Investment income, net.............................     7.50%            7.13%           7.34%           7.25%         6.57%
Portfolio turnover rate:
   Real estate properties.............................     3.87%            4.46%              0%              0%            0%
   Securities.........................................    32.86%           27.68%          24.54%           7.67%        15.04%
Thousands of Accumulation Units
   outstanding at end of year.........................    14,605           11,487           8,834           6,313         3,296


(a) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 2000 would be $5.672 ($4.828, $4.211, $2.798 and $2.485 for the years ended December 31,
     1999, 1998, 1997 and 1996 respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2000 would be 3.79% (3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31, 1999, 1998,
     1997 and 1996 respectively).

NOTE 7--ACCUMULATION UNITS


Changes in the number of Accumulation Units outstanding were as follows:

                                                                     FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                         -------------------------------------------
                                                            2000            1999             1998
                                                         ----------      ----------        ---------
Accumulation Units:
  Credited for premiums............................       1,074,708         918,728          511,462
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund............       2,042,605       1,734,721        2,009,434
  Outstanding:
    Beginning of year..............................      11,487,360       8,833,911        6,313,015
                                                         ----------      ----------        ---------
    End of year....................................      14,604,673      11,487,360        8,833,911
                                                         ==========      ==========        =========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 2000, the Account had one outstanding commitment to purchase a real estate property for approximately $86.1 million and one outstanding commitment to sell a real estate property for approximately $8.7 million. The sale transaction was closed in January 2001.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                DECEMBER 31, 2000


REAL ESTATE PROPERTIES -- 79.50%
LOCATION / DESCRIPTION                                             VALUE
----------------------                                             -----

ARIZONA:
  Biltmore Commerce Center -- Office building ...............  $ 38,603,637
  Southbank Building -- Office building .....................    13,200,000
CALIFORNIA:
  ABS & CDC Building -- Industrial building .................    15,243,900
  88 Kearny Street -- Office building .......................    84,172,241
  Eastgate Distribution Center -- Industrial building .......    13,700,000
  Larkspur Courts -- Apartments .............................    58,600,000
  Northpoint Commerce Center -- Industrial building .........    38,800,000
  Ontario Industrial Properties -- Industrial building ......   107,688,169
  Westcreek -- Apartments ...................................    17,200,000
COLORADO:
  Arapahoe Park East -- Industrial building .................    12,478,003
  The Lodge at Willow Creek -- Apartments ...................    30,800,000
  Monte Vista -- Apartments .................................    21,000,000
FLORIDA:
  Golfview -- Apartments ....................................    27,400,000
  The Greens at Metrowest -- Apartments .....................    14,100,000
  Maitland Promenade One -- Office building .................    36,520,163
  Plantation Grove -- Shopping center .......................     7,450,000
  Royal St. George -- Apartments ............................    16,650,000
  awgrass Portfolio -- Office building ......................    54,300,000
  Westinghouse Facility -- Industrial building ..............     6,200,000
GEORGIA:
  Atlanta Industrial Portfolio -- Industrial building .......    40,021,362
ILLINOIS:
  Columbia Center III -- Office building ....................    42,500,000
  Glenpointe Business Park -- Industrial building ...........    16,100,000
  Parkview Plaza -- Office building .........................    52,500,000
  Rockrun Business Park -- Industrial building ..............    19,497,150
  Rolling Meadows -- Shopping center ........................    11,986,500
  Woodcreek Business Park -- Industrial building ............     7,000,000
IOWA:
  Interstate Acres -- Industrial building ...................    13,200,000
KENTUCKY:
  IDI Kentucky Portfolio -- Industrial building .............    53,931,995
MARYLAND:
  FedEx Distribution Facility -- Industrial building ........     7,600,000
  Longview Executive Park -- Office building ................    28,020,861
  Saks Distribution Center -- Industrial building ...........    30,950,000
MICHIGAN:
  Indian Creek -- Apartments ................................    17,250,000
MINNESOTA:
  Interstate Crossing -- Industrial building ................     6,150,000
  River Road Distribution Center --Industrial building ......     4,300,000
NEVADA:
  UPS Distribution Facility Industrial building .............    11,000,000

LOCATION / DESCRIPTION                                              VALUE
----------------------                                              -----
NEW JERSEY:
    371 Hoes Lane -- Office building .......................... $  16,677,327
    10 Waterview Boulevard -- Office building .................    31,400,000
    Konica Photo Imaging Headquarters -- Industrial building ..    17,300,000
    Morris Corporate Center III -- Office building ............   103,800,000
NEW YORK:
    780 Third Avenue -- Office building .......................   173,600,000
    The Colorado --  Apartments ...............................    60,400,000
NORTH CAROLINA:
    Lynnwood Collection -- Shopping center ....................     7,900,000
    Millbrook Collection -- Shopping center ...................     7,000,000
OHIO:
    Bent Tree -- Apartments ...................................    14,700,000
    Columbus Portfolio -- Office building .....................    34,200,000
    Northmark Business Center -- Office building ..............    13,100,000
OREGON:
    Five Centerpointe -- Office building ......................    18,331,911
PENNSYLVANIA:
    Lincoln Woods -- Apartments ...............................    23,507,797
TEXAS:
    Butterfield Industrial Park -- Industrial building ........     4,957,200(1)
    The Legends at Chase Oaks -- Apartments ...................    26,289,264
    Park West Center I and II -- Industrial building ..........    28,300,500
UTAH:
    Landmark at Salt Lake City -- Industrial building .........    14,434,653
    USF&G Building -- Office building .........................     8,677,033
VIRGINIA:
    Ashford Meadows -- Apartments .............................    64,174,878
    Fairgate at Ballston -- Office building ...................    30,800,000
    Monument Place -- Office building .........................    36,500,000
    River Oaks -- Shopping center .............................    11,100,000
WASHINGTON:
    The Bay Court at Harbour Pointe -- Apartments .............    35,000,000
WASHINGTON DC:
    1801 K Street N W -- Office building ......................   140,989,800
                                                                -------------

    TOTAL REAL ESTATE PROPERTIES (Cost $1,818,143,290) ........ 1,899,254,344
                                                                -------------

 (1)  Leasehold interest only.

REAL ESTATE JOINT VENTURE--1.08%
Teachers REA IV, LLC, which owns
    Tyson's Executive Plaza II (50% Account Interest) .........    26,035,867
                                                                -------------

    TOTAL REAL ESTATE JOINT VENTURE (Cost $24,674,574) ........    26,035,867
                                                                -------------

MARKETABLE SECURITIES--19.42%

REAL ESTATE INVESTMENT TRUSTS -- 5.69%

SHARES        ISSUER
------        ------
  75,000      Alexandria Real Estate Equities, Inc. ...........     2,789,063
 140,000      AMB Property Corporation ........................     3,613,750
  89,900      AMB Property Corporation Series A ...............     2,135,125
  75,000      Apartment Investment & Management Co ............     3,745,312
 120,000      Archstone Communities Trust .....................     3,090,000

SHARES        ISSUER                                              VALUE
------        ------                                              -----
    196,800   Boston Properties, Inc. .....................  $  8,560,800
    205,400   Brandywine Realty Trust .....................     4,249,212
    200,000   Carramerica Realty Series B .................     4,112,500
     93,000   Centerpoint Properties Corp. ................     4,394,250
    108,100   Corporate Office Properties Trust, Inc.......     1,074,244
    176,900   Cousins Properties, Inc. ....................     4,942,144
     90,000   Developers Diversified Realty Corp. .........     1,833,750
    271,300   Duke-Weeks Realty Corp ......................     6,680,763
    340,913   Equity Office Properties Trust ..............    11,122,287
    166,700   Equity Residential Properties Trust .........     9,220,594
     25,000   Federal Realty Investment Trust Pfd. ........       493,750
     98,300   Gables Residential Trust, Pfd Series A ......     2,101,163
    225,000   Home Properties of New York, Inc. ...........     6,285,938
     74,900   Hospitality Properties Trust ................     1,694,612
     26,000   Istar Financial, Pfd Series C ...............       477,750
     80,000   Kimco Realty Corp. ..........................     3,535,000
    196,050   Macerich Company ............................     3,761,709
     65,000   Mack-Cali Realty Co .........................     1,856,562
     82,100   Manufactured Home Communities, Inc. .........     2,380,900
    111,200   Mission West Properties Inc. ................     1,542,900
    240,000   Prologis Trust ..............................     5,340,000
     19,900   Prologis Trust Pfd Series A .................       462,675
    237,700   Public Storage, Inc. ........................     5,779,081
     93,600   Rouse Company ...............................     2,386,800
    280,900   Simon Property Group, Inc. ..................     6,741,600
    170,000   Spieker Properties, Inc. ....................     8,521,250
    140,000   Starwood Hotels & Resorts Worldwide .........     4,935,000
     35,500   Storage USA, Inc. ...........................     1,127,125
     95,000   Sun Communities, Inc. .......................     3,182,500
    100,400   Taubman Centers, Inc. .......................     1,098,125
     35,000   Taubman Centers, Inc Pfd Series A ...........       586,250
                                                             ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $134,898,725)....   135,854,484
                                                             ------------


CORPORATE BONDS--0.42%
PRINCIPAL     ISSUER, COUPON AND MATURITY DATE
---------     --------------------------------
$ 5,000,000   Avco Financial Services, Inc
               5.75% 01/23/01..............................     4,998,600
  5,000,000   Ford Motor Credit Co
               5.75% 01/25/01..............................     4,997,750
                                                               ----------

  TOTAL CORPORATE BONDS   (Cost $10,034,650)...............     9,996,350
                                                               ----------

COMMERCIAL PAPER--13.31%
 10,000,000   Asset Securitization Cooperative Corp.
               6.58% 01/03/01..............................     9,994,517
  8,550,000   Bank of America
               6.63% 01/05/01..............................     8,550,068
  6,105,000   Bellsouth Capital Funding Corp
               6.39% 02/15/01..............................     6,055,397
 10,000,000   Beta Finance Inc.
               6.57% 01/11/01..............................     9,979,817
 10,000,000   Ciesco LP.
               6.55% 01/12/01..............................     9,978,139
 19,600,000   Colgate-Palmolive Co
               6.30% 02/28/01..............................    19,397,630

PRINCIPAL        ISSUER, COUPON AND MATURITY DATE                     VALUE
---------        --------------------------------                     -----
$11,250,000      Corporate Asset Funding Corp, Inc.
                   6.53% 01/17/01...............................  $   11,215,428
  9,260,000      Delaware Funding Corp.
                  6.57% 01/16/01................................       9,233,239
 10,000,000      Delaware Funding Corp.
                  6.60% 01/22/01................................       9,960,267
 22,625,000      Govco Incorporated
                  6.53% 01/25/01................................      22,522,741
  4,060,000      Govco Incorporated
                  6.52% 03/09/01................................       4,011,736
 10,125,000      International Lease Finance Corp
                  6.50% 01/23/01................................      10,082,883
  5,530,000      Morgan Stanley Dean Witter
                  6.65% 01/04/01................................       5,525,978
 18,000,000      National Rural Utilities Coop Finance
                  6.51% 01/22/01................................      17,928,390
 10,000,000      Park Avenue Receivables Corp
                  6.67% 01/03/01................................       9,994,566
  4,135,000      Park Avenue Receivables Corp
                  6.67% 01/11/01................................       4,126,677
  1,543,000      Park Avenue Receivables Corp
                  6.58% 01/18/01................................       1,537,983
  1,291,000      Park Avenue Receivables Corp
                  6.57% 01/30/01................................       1,284,104
 20,000,000      Preferred Receivable Funding Corp
                  6.62% 01/23/01................................      19,916,940
 15,000,000      Receivables Capital Corp
                  6.62% 01/26/01................................      14,929,567
 20,000,000      Salomon Smith Barney Holdings Inc
                  6.55% 01/02/01................................      19,992,656
 20,933,000      SBC Communications Inc.
                  6.42% 02/05/01................................      20,798,609
 21,725,000      Toronto Dominion Holdings U.S.
                  6.60% 01/09/01................................      21,689,153
 34,554,000      Verizon Global Funding
                  6.60% 01/10/01................................      34,490,651
 14,860,000      Verizon Network Funding Corp
                  6.54% 01/30/01................................      14,780,598
                                                                  --------------

   TOTAL COMMERCIAL PAPER (Amortized cost $318,026,154).........     317,977,734
                                                                  --------------

TOTAL MARKETABLE SECURITIES (Cost $462,959,529).................     463,828,568
                                                                  --------------

TOTAL INVESTMENTS--100.00% (Cost $2,305,777,393)...... .........  $2,389,118,779
                                                                  ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                         Schedule III Real Estate Owned
                                December 31, 2000




                                                           Costs Capitalized
                                                             Subsequent to
                                                              Acquisition
                                             Initial cost      (Including           Value at          Year
                                  Encum-      to Acquire    Unrealized Gains      December 31,    Construction     Date
      Description                brances       Property        and Losses)           2000          Completed     Acquired
------------------------------   -------    -------------   ----------------     --------------  -------------  ----------
River Road Distribution Center   $ -0-       $4,174,182          $125,818          $ 4,300,000         1995      11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest            -0-       12,522,047         1,577,953           14,100,000         1990      12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park        -0-        4,450,535           506,665            4,957,200         1981      12/22/95
Industrial Building
El Paso, Texas (1)

Plantation Grove Shopping Center   -0-        7,350,129            99,871            7,450,000         1995      12/28/95
Shopping Center
Ocoee, Florida

Southbank Business Park            -0-       10,069,898         3,130,102           13,200,000         1995      02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection               -0-        6,774,711           225,289            7,000,000         1988      03/29/96
Shopping Center
Raleigh, North Carolina

Lynnwood Collection                -0-        6,708,120         1,191,880            7,900,000         1988      03/29/96
Shopping Center
Raleigh, North Carolina

                                                          Costs Capitalized
                                                            Subsequent to
                                                             Acquisition
                                            Initial cost      (Including        Value at          Year
                                  Encum-     to Acquire    Unrealized Gains   December 31,    Construction     Date
      Description                brances      Property        and Losses)        2000          Completed     Acquired
------------------------------   -------   -------------   ----------------  --------------  -------------  ----------
Monte Vista Apartments            $-0-     $17,663,849      $3,336,151       $21,000,000        1995         06/21/96
Apartments
Littleton, Colorado

River Oaks Shopping Center         -0-      13,037,488      (1,937,488)       11,100,000        1995         07/12/96
Shopping Center
Woodbridge, Virginia

Arapahoe Park East                 -0-       9,924,089       2,553,914        12,478,003        1982         10/31/96
Industrial Building
Boulder, Colorado

Royal St. George Apartments        -0-      16,072,612         577,388        16,650,000        1995         12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                -0-       6,454,888        (304,888)        6,150,000        1995         12/31/96
Industrial Building
Eagan, Minnesota

West Creek Apartments              -0-      13,488,279       3,711,721        17,200,000        1988         01/02/97
Apartments
Westlake Village, California

Interstate Acres                   -0-      13,610,294        (410,294)       13,200,000        1988         01/24/97
Industrial Building
Urbandale, Iowa

Westinghouse Facility              -0-       6,089,473         110,527         6,200,000        1997         02/05/97
Industrial Building
Coral Springs, Florida

                                                          Costs Capitalized
                                                            Subsequent to
                                                             Acquisition
                                            Initial cost      (Including        Value at          Year
                                  Encum-     to Acquire    Unrealized Gains   December 31,    Construction     Date
      Description                brances      Property        and Losses)        2000          Completed     Acquired
------------------------------   -------   -------------   ----------------  --------------  -------------  ----------
Rolling Meadows                   $-0-       $12,930,463     ($943,963)        $11,986,500        1957         05/28/97
Shopping Center
Rolling Meadows, Illinois

Saks Distribution Center           -0-       $26,908,401      4,041,599         30,950,000        1997         05/15/97
Aberdeen, Maryland

Eastgate Distribution Center       -0-        11,941,992      1,758,008         13,700,000        1996         05/29/97
San Diego, California
Five Centerpointe                  -0-        15,656,341      2,675,570         18,331,911        1988         04/21/97

Office Building
Lake Oswego, Oregon
Longview Executive Park            -0-        23,628,567      4,392,293         28,020,860        1988         04/21/97


Office Building
Longview, Maryland
Northmark Business Center III      -0-         8,812,644      4,287,356         13,100,000        1985         04/21/97


Office Building
Blue Ash, Ohio
USF&G Building                     -0-         6,399,677      2,277,356         8,677,033        1988         04/21/97


Office Building
Salt Lake City, Utah
Fairgate at Ballston               -0-        26,977,436      3,822,564         30,800,000        1988         04/21/97
Office Building
Arlington, Virginia

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                      Initial cost      (Including           Value at           Year
                                           Encum-      to Acquire    Unrealized Gains      December 31,     Construction     Date
      Description                         brances       Property        and Losses)            2000           Completed     Acquired
------------------------------------      -------     ------------   ----------------      -----------      ------------    --------
Parkview Plaza                            $-0-        $49,412,494       $ 3,087,506        $52,500,000          1990        04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments                   -0-         21,464,483         2,043,315         23,507,798          1991        10/20/97
Apartments
Lafayette Hill, Pennsylvania

371 Hoes Lane                              -0-         15,499,306         1,178,021         16,677,327          1986        12/15/97
Office Building
Piscataway, New Jersey

Columbia Centre III                        -0-         38,580,069         3,919,931         42,500,000          1989        12/23/97
Office Building
Rosemont, Illinois

The Lodge at Willow Creek                  -0-         27,562,882         3,237,118         30,800,000          1997        12/24/97
Apartments
Douglas County, Colorado

The Legends at Chase Oaks                  -0-         29,701,668        (3,412,404)        26,289,264          1997        03/31/98
Apartments
Plano, Texas

Glen Pointe Business Park                  -0-         15,279,508           820,492         16,100,000          1997        06/30/98
Industrial Building
Glendale Heights, Illinois

Wood Creek Business Park                   -0-          7,222,421          (222,421)         7,000,000          1995         6/30/98
Industrial Building
Boilingbrook, Illinois

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                      Initial cost      (Including           Value at           Year
                                           Encum-      to Acquire    Unrealized Gains      December 31,     Construction     Date
      Description                         brances       Property        and Losses)            2000           Completed     Acquired
------------------------------------      -------     ------------   ----------------      -----------      ------------    --------
Rock Run Business Park                     $ -0-      $19,472,571      $    24,579         $19,497,150          1998       06/30/98
Industrial Building
Joliet, Illinois

Golfview Apartments                          -0-       28,066,591          (666,591)        27,400,000          1998       07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                      -0-       17,002,932           247,068         17,250,000          1988       10/08/98
Apartments
Farmington Hills, Michigan

Bent Tree Apartments                         -0-       14,420,590           279,410         14,700,000          1987       10/22/98

Apartments
Columbus, Ohio

UPS Distribution Center                      -0-       10,989,393            10,607         11,000,000          1998       11/13/98
Industrial Building
Fernly, Nevada

Ontario Industrial Properties                -0-      105,382,403         2,305,766        107,688,169          1997       12/17/98
Industrial Building
Ontario, California

IDI Kentucky Portfolio                       -0-       53,083,000           848,996         53,931,996          1998       12/17/98
Industrial Building
Hebron, Kentucky

Fedex Distribution Center                    -0-        7,828,025          (228,025)         7,600,000          1998       12/18/98
Industrial Building
Crofton, Maryland

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                      Initial cost      (Including           Value at           Year
                                           Encum-      to Acquire    Unrealized Gains      December 31,     Construction     Date
      Description                         brances       Property        and Losses)            2000           Completed     Acquired
------------------------------------      -------     ------------   ----------------      -----------      ------------    --------
The Bay Court at Harbor Pointe             $ -0-      $35,164,371       ($  164,371)       $35,000,000          1991        12/18/98
Apartments
Mukilteo, Washington

Biltmore Commerce Center                     -0-       37,323,058         1,280,579         38,603,637          1985        02/23/99
Office Building
Phoenix, Arizona

The Colorado                                 -0-       52,687,840         7,712,160         60,400,000          1987        04/14/99
Apartments
New York, New York

Sawgrass Portfolio                           -0-       52,963,168         1,336,832         54,300,000          1998        05/11/99
Office Building
Sunrise, Florida

780 Third Avenue                             -0-      161,511,019        12,088,981        173,600,000          1984        07/08/99
Office Building
New York, New York

Monument Place                               -0-       34,597,698         1,902,302         36,500,000          1990        07/15/99
Office Building
Fairfax, Virginia

88 Kearney Street                            -0-       65,995,171        18,177,070         84,172,241          1986        07/22/99
Office Building
San Francisco, California

10 Waterview Boulevard                       -0-       31,063,636           336,364         31,400,000          1984        07/27/99
Office Building
Parsippany, New Jersey

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                      Initial cost      (Including           Value at           Year
                                           Encum-      to Acquire    Unrealized Gains      December 31,     Construction     Date
      Description                         brances       Property        and Losses)            2000           Completed     Acquired
------------------------------------      -------     ------------   ----------------      -----------      ------------    --------
Larkspur Courts                            $ -0-      $53,038,988       $ 5,561,012        $58,600,000          1991       08/17/99
Apartments
Larkspur, California

Columbus Portfolio                           -0-       33,701,672           498,328         34,200,000          1997       11/30/99
Office Building
Columbus , Ohio

Konica Photo Imaging Headquarters            -0-       17,049,875           250,125         17,300,000          1999       12/21/99
Industrial Building
Mahwah, New Jersey

Atlanta Industrial Portfolio                 -0-       39,852,562           168,800         40,021,362          1999       04/04/00
Industrial Building
Atlanta , Georgia

1801 K Street                                -0-      140,719,040           270,760        140,989,800          1971       05/15/00
Office Building
Washington, DC

Northpoint Commerce Center                   -0-       38,818,013           (18,013)        38,800,000          1994       06/15/00
Industrial Building
Fullerton, California

Morris Corporate Center III                  -0-      103,119,739           680,261        103,800,000          1990       07/12/00
Office Building
Parsippany, New Jersey

Ashford Meadows Apartments                   -0-       64,174,878                -0-        64,174,878          1998       09/28/00
Apartments
Herndon, Virginia

                                                                    Costs Capitalized
                                                                      Subsequent to
                                                                       Acquisition
                                                      Initial cost      (Including           Value at           Year
                                           Encum-      to Acquire    Unrealized Gains      December 31,     Construction     Date
      Description                         brances       Property        and Losses)            2000           Completed     Acquired
------------------------------------      -------     ------------   ----------------      -----------      ------------    --------
Landmark at Salt Lake City                 $ -0-      $14,434,653           $0             $14,434,653          2000        11/03/00
Industrial Building
Salt Lake City, Utah

ABS & CDC Building                           -0-       15,243,900            0              15,243,900          2000        11/17/00
Industrial Building
Rancho Cucamonga, California

Maitland Promenade One                       -0-       36,520,162            0              36,520,162          1999        12/14/00
Office Building
Maitland, Florida

Park West Center I and II                    -0-       28,300,500            0              28,300,500          1997        12/19/00
Industrial Building                        -----   --------------      ------------     --------------
Coppell, Texas
                                           $ -0-   $1,798,894,394      $100,359,950     $1,899,254,344
                                           =====   ==============      ============     ==============

(1)  Leasehold interest only

Reconciliation of investment property owned:
Balance at beginning of period                                  $ 1,312,503,554
     Acquisitions                                                   586,113,228
     Dispositions
       (Initial cost 25,560,558, costs capitalized 4,439,442)       (30,000,000)
     Capital improvements and carrying costs
     (including unrealized gains and losses)                         30,637,562
                                                                ---------------

Balance at end of period                                        $ 1,899,254,344
                                                                ===============

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

TRUSTEES
--------

DAVID ALEXANDER, 68
President Emeritus, Pomona College. Formerly, Trustees' Professor, Pomona College and American Secretary, Rhodes Scholarship Trust.

MARCUS ALEXIS, 69.
Board of Trustees Professor of Economics and Professor of Management and Strategy, J.L. Kellogg Graduate School of Management, Northwestern University.

WILLARD T. CARLETON, 66.
Donald R. Diamond Professor of Finance, College of Business and Public Administration, University of Arizona.

ROBERT C. CLARK, 57.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

ESTELLE A. FISHBEIN, 66.
Vice President and General Counsel, The Johns Hopkins University.

FREDERICK R. FORD, 64.
Executive Vice President and Treasurer Emeritus, Purdue University. Formerly, Executive Vice President and Treasurer, Purdue University.

RUTH SIMMS HAMILTON, 63.
Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.

ROCHELLE B. LAZARUS, 53.
Chairman and Chief Executive Officer, Ogilvy & Mather Worldwide. Formerly, President and Chief Operating Officer, Ogilvy & Mather Worldwide.

ROBERT M. O'NEIL, 66.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

LEONARD S. SIMON, 64.
Vice Chairman, Charter One Financial Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, The Rochester Community Savings Bank.

RONALD L. THOMPSON, 51.
Chairman and Chief Executive Officer, Midwest Stamping Co.

PAUL R. TREGURTHA, 65.
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Chairman, Meridian Aggregates, L.P.; Vice Chairman, The Interlake Steamship Company and Lakes Shipping Company.

WILLIAM H. WALTRIP, 63.
Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb Inc.

ROSALIE J. WOLF, 59.
Managing Director, Laurel Management, L.L.C. Formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation.

OFFICER-TRUSTEES
----------------

JOHN H. BIGGS, 64.
Chairman, President and Chief Executive Officer, TIAA and CREF.

MARTIN L. LEIBOWITZ, 64.
Vice Chairman and Chief Investment Officer, TIAA and CREF.

OTHER OFFICERS
--------------

RICHARD J. ADAMSKI, 58.
Vice President and Treasurer, TIAA and CREF.

RICHARD L. GIBBS, 54.
Executive Vice President, Finance and Planning, TIAA and CREF.

E. LAVERNE JONES, 52
Vice President and Corporate Secretary, TIAA and CREF.


ITEM 11.  EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TIAA's general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment management and other services.

     LIQUIDITY GUARANTEE. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2000, the Account paid TIAA $692,594 for this liquidity guarantee through a daily deduction from the net assets of the Account.

     INVESTMENT MANAGEMENT AND ADMINISTRATIVE SERVICES/CERTAIN RISKS BORNE BY TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

     For the year ended December 31, 2000, the Account paid TIAA $6,924,202 for investment management services and $1,414,888 for mortality and expense risks. For the same period, the Account paid Services $4,392,882 for its administrative and distribution services.

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

     (3)  (A)  Charter of TIAA (as amended)

          (B)  Bylaws of TIAA (as amended)**

     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract Endorsements*

          (B)  Forms of Income-Paying Contracts*

     (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and Institutional Property Consultants, Inc. (as amended)***

          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account*


     (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 9, 2001 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

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

                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA


                                            By:   /S/ LISA SNOW
                                                 -------------------------------
                                                 Lisa Snow
                                                 Vice President and
                                                 Chief Counsel, Corporate Law

                                                 MARCH 27, 2001
                                                 -------------------------------
                                                              Date

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                         DATE

 /s/ JOHN H. BIGGS          Chairman of the Board, President,           3/27/01
-------------------------   and Chief Executive Officer
John H. Biggs               (Principal Executive and
                            Financial Officer)

 /s/ MARTIN L. LEIBOWITZ    Vice Chairman and Chief                     3/27/01
-------------------------   Investment Officer
Martin L. Leibowitz         (Principal Investment Officer)


 /s/ RICHARD L. GIBBS       Executive Vice President                    3/27/01
-------------------------   (Principal Accounting Officer)
Richard L. Gibbs

SIGNATURE OF TRUSTEE          DATE          SIGNATURE OF TRUSTEE         DATE
--------------------          ----          --------------------         ----

 /s/ DAVID ALEXANDER          3/27/01
--------------------                        -------------------
David Alexander                             Rochelle B. Lazarus

 /s/ MARCUS ALEXIS            3/27/01        /s/ ROBERT M. O'NEIL        3/27/01
------------------                          ---------------------
Marcus Alexis                               Robert M. O'Neil

 /s/ WILLARD T. CARLETON      3/27/01        /s/ LEONARD S. SIMON        3/27/01
-------------------------                   ---------------------
Willard T. Carleton                         Leonard S. Simon

 /s/ ROBERT C. CLARK          3/27/01
-------------------------                   ----------------------
Robert C. Clark                             Ronald L. Thompson

 /s/ ESTELLE A. FISHBEIN      3/27/01        /s/ PAUL R. TREGURTHA       3/27/01
-------------------------                   ----------------------
Estelle A. Fishbein                         Paul R. Tregurtha

 /s/ FREDERICK R. FORD        3/27/01        /s/ WILLIAM H. WALTRIP      3/27/01
------------------------                    -----------------------
Frederick R. Ford                           William H. Waltrip

 /s/ RUTH SIMMS HAMILTON      3/27/01        /s/ ROSALIE J. WOLF         3/27/01
------------------------                    -----------------------
Ruth Simms Hamilton                         Rosalie J. Wolf

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

3(A)              Charter of TIAA (as amended)