Form 10-Q
period 2001-03-31
TIAA REAL ESTATE ACCOUNT
filed 2001-05-15
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Numbers 33-92990, 333-13477, 333-22809, and 333-59778

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

         Yes  [X]                           No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 2001

                                                                            Page

Consolidated Statements of Assets and Liabilities ..........................   3

Consolidated Statements of Operations ......................................   4

Consolidated Statements of Changes in Net Assets ...........................   5

Consolidated Statements of Cash Flows ......................................   6

Notes to Consolidated Financial Statements .................................   7

Consolidated Statement of Investments ......................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                     MARCH 31,     DECEMBER 31,
                                                       2001           2000
                                                  --------------  --------------
                                                    (UNAUDITED)
ASSETS

Investments, at value:
   Real estate properties
    (cost: $1,888,984,302 and $1,818,143,290) ... $1,967,297,094  $1,899,254,344
   Real estate joint venture
    (cost: $24,685,732 and $24,674,574) .........     26,036,425      26,035,867
   Marketable securities
    (Amortized cost: $627,851,018 and
      $462,959,529) .............................    627,092,397     463,828,568

Cash ............................................        304,376         715,866

Other ...........................................     34,427,314      33,265,757
                                                  --------------  --------------

                                    TOTAL ASSETS   2,655,157,606   2,423,100,402
                                                  --------------  --------------

LIABILITIES

Accrued real estate property level expenses
  and taxes .....................................     26,293,379      24,396,036

Security deposits held ..........................      7,193,536       6,817,972

Other ...........................................      1,050,118       1,736,106
                                                  --------------  --------------

                               TOTAL LIABILITIES      34,537,033      32,950,114
                                                  --------------  --------------



MINORITY INTEREST ...............................      4,221,193       3,028,217
                                                  --------------  --------------


NET ASSETS

 Accumulation Fund ..............................  2,529,689,670   2,310,540,978

 Annuity Fund ...................................     86,709,710      76,581,093
                                                  --------------  --------------

                                TOTAL NET ASSETS  $2,616,399,380  $2,387,122,071
                                                  ==============  ==============


NUMBER OF ACCUMULATION UNITS OUTSTANDING--
  Notes 6 and 7 .................................     15,726,678      14,604,673
                                                      ==========      ==========

NET ASSET VALUE,  PER ACCUMULATION UNIT--
  Note 6 ........................................        $160.85         $158.21
                                                         =======         =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE        FOR THE
                                                    THREE MONTHS   THREE MONTHS
                                                           ENDED          ENDED
                                                        MARCH 31,      MARCH 31,
                                                            2001           2000
                                                    ------------   ------------

INVESTMENT INCOME

  Real estate income net:
    Rental income ................................  $ 59,448,864   $ 41,821,067
                                                    ------------   ------------
  Real estate property level expenses and taxes:
    Operating expenses ...........................    12,504,540      8,971,080
    Real estate taxes ............................     6,535,115      4,892,240
                                                    ------------   ------------
                  Total real estate property level
                                expenses and taxes    19,039,655     13,863,320
                                                    ------------   ------------
                           Real estate income, net    40,409,209     27,957,747
  Income from real estate joint venture ..........       406,109             --
  Interest .......................................     6,215,939      5,240,939
  Dividends ......................................     2,186,860      1,631,830
                                                    ------------   ------------
                                      TOTAL INCOME    49,218,117     34,830,516
                                                    ------------   ------------
  Expenses--Note 3:
    Investment advisory charges ..................     2,318,695      1,538,682
    Administrative and distribution charges ......     1,021,735      1,043,496
    Mortality and expense risk charges ...........       433,859        305,589
    Liquidity guarantee charges ..................       179,193        167,889
                                                    ------------   ------------
                                    TOTAL EXPENSES     3,953,482      3,055,656
                                                    ------------   ------------
                            INVESTMENT INCOME, NET    45,264,635     31,774,860
                                                    ------------   ------------
 REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
      Net realized gain (loss) on:
        Real estate properties ...................     1,098,884             --
        Marketable securities ....................      (120,488)      (147,448)
                                                    ------------   ------------
           Net realized gain (loss) on investments       978,396       (147,448)
                                                    ------------   ------------
             Net change in unrealized appreciation
                                 (depreciation) on:
        Real estate properties ...................    (2,798,262)     2,493,875
        Real estate joint venture ................       (10,600)            --
        Marketable securities ....................    (1,627,660)     3,109,665
                                                    ------------   ------------
             Net change in unrealized appreciation
                     (depreciation) on investments    (4,436,522)     5,603,540
                                                    ------------   ------------
           NET REALIZED AND UNREALIZED GAIN (LOSS)
                                    ON INVESTMENTS    (3,458,126)     5,456,092
                                                    ------------   ------------
                        NET INCREASE IN NET ASSETS
                         RESULTING FROM OPERATIONS  $ 41,806,509   $ 37,230,952
                                                    ============   ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                       FOR THE          FOR THE
                                                  THREE MONTHS     THREE MONTHS
                                                         ENDED            ENDED
                                                      MARCH 31,        MARCH 31,
                                                          2001             2000
                                                --------------   --------------

FROM OPERATIONS

Investment income, net .......................  $   45,264,635   $   31,774,860
Net realized gain (loss) on investments ......         978,396         (147,448)
Net change in unrealized appreciation
   (depreciation) on investments .............      (4,436,522)       5,603,540
                                                --------------   --------------
                    NET INCREASE IN NET ASSETS
                     RESULTING FROM OPERATIONS      41,806,509       37,230,952
                                                --------------   --------------
FROM PARTICIPANT TRANSACTIONS
Premiums .....................................      54,863,370       43,377,241
Net participant transfers from TIAA ..........       3,247,366        9,370,357
Net participant transfers from
  CREF Accounts ..............................     148,229,089       55,246,632
Annuity and other periodic payments ..........      (2,948,575)      (1,968,512)
Withdrawals and death benefits ...............     (15,920,450)     (14,003,383)
                                                --------------   --------------
          NET INCREASE IN NET ASSETS RESULTING
                 FROM PARTICIPANT TRANSACTIONS     187,470,800       92,022,335
                                                --------------   --------------
                    NET INCREASE IN NET ASSETS     229,277,309      129,253,287

NET ASSETS
  Beginning of year ..........................   2,387,122,071    1,695,482,428
                                                --------------   --------------
  End of period ..............................  $2,616,399,380   $1,824,735,715
                                                ==============   ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       FOR THE          FOR THE
                                                  THREE MONTHS     THREE MONTHS
                                                         ENDED            ENDED
                                                      MARCH 31,        MARCH 31,
                                                          2001             2000
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting
  from operations ............................  $   41,806,509   $   37,230,952
Adjustments to reconcile net increase in net
  assets resulting from operations to net cash
  used in operating activities:
  Increase in investments ....................    (231,307,137)    (135,460,291)
  Decrease (increase) in other assets ........      (1,161,557)       8,074,687
  Decrease in other liabilities ..............        (685,988)              --
  Increase (decrease) in accrued real estate
    property level expenses and taxes ........       1,897,343       (1,546,156)
  Increase in security deposits held .........         375,564          125,994
  Increase in minority interest ..............       1,192,976               --
                                                --------------   --------------
                              NET CASH USED IN
                          OPERATING ACTIVITIES    (187,882,290)     (91,574,814)
                                                --------------   --------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums .....................................      54,863,370       43,377,241
Net participant transfers from TIAA ..........       3,247,366        9,370,357
Net participant transfers from
  CREF Accounts ..............................     148,229,089       55,246,632
Annuity and other periodic payments ..........      (2,948,575)      (1,968,512)
Withdrawals and death benefits ...............     (15,920,450)     (14,003,383)
                                                --------------   --------------
                          NET CASH PROVIDED BY
                      PARTICIPANT TRANSACTIONS     187,470,800       92,022,335
                                                --------------   --------------
               NET INCREASE (DECREASE) IN CASH        (411,490)         447,521

CASH
Beginning of year ............................         715,866          617,599
                                                --------------   --------------
End of period ................................  $      304,376   $    1,065,120
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

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

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

NOTE 3--MANAGEMENT AGREEMENTS - (CONCLUDED)

Fee payments are made from the Account on a daily basis to TIAA and Services according to formulas established each year with the objective of keeping the fees as close as possible to the Account's actual expenses. Any differences between actual expenses and daily charges are adjusted quarterly.

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the three months ended March 31, 2001 been acquired at the beginning of the period (January 1, 2001), rental income and real estate property level expenses and taxes for the three months ended March 31, 2001 would have increased by approximately $1,325,000 and $366,000 respectively. In addition, interest income for the three months ended March 31, 2001 would have decreased by approximately $820,000. Accordingly, the total proforma effect on the Account's net investment income for the three months ended March 31, 2001 would have been an increase of approximately $139,000, if the real estate properties acquired during the three months ended March 31, 2001 had been acquired at the beginning of the year.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:


                       Years Ending
                       December 31,
                       ------------
                       2001                  $155,631,461
                       2002                   148,062,017
                       2003                   137,686,776
                       2004                   119,761,574
                       2005                   103,786,073
                       Thereafter             292,708,319
                                             ------------

                       Total                 $957,636,220
                                             ============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                    FOR THE
                                                 THREE MONTHS
                                                     ENDED                      FOR THE YEARS ENDED DECEMBER 31,
                                                   MARCH 31,    ----------------------------------------------------------------
                                                   2001 (1)         2000         1999          1998         1997         1996
                                                 ------------   -----------   -----------   ----------   ----------   ----------
                                                 (Unaudited)
Per Accumulation Unit Data:
  Rental income ...............................  $     3.777    $    14.530   $    12.168   $   10.425   $    7.288   $    6.012
  Real estate property
    level expenses and taxes ..................        1.210          4.674         3.975        3.403        2.218        1.850
                                                 -----------    -----------   -----------   ----------   ----------   ----------
                        Real estate income, net        2.567          9.856         8.193        7.022        5.070        4.162
  Income from real estate joint venture .......        0.026          0.056            --           --           --           --
  Dividends and interest ......................        0.534          2.329         2.292        3.082        2.709        3.309
                                                 -----------    -----------   -----------   ----------   ----------   ----------
                                   Total income        3.127         12.241        10.485       10.104        7.779        7.471
  Expense charges (2) .........................        0.251          0.998         0.853        0.808        0.580        0.635
                                                 -----------    -----------   -----------   ----------   ----------   ----------
                         Investment income, net        2.876         11.243         9.632        9.296        7.199        6.836
  Net realized and unrealized
    gain on investments .......................       (0.229)         3.995         1.164        0.579        3.987        1.709
                                                 -----------    -----------   -----------   ----------   ----------   ----------
  Net increase in
    Accumulation Unit Value ...................        2.647         15.238        10.796        9.875       11.186        8.545
  Accumulation Unit Value:
    Beginning of year .........................      158.206        142.968       132.172      122.297      111.111      102.566
                                                 -----------    -----------   -----------   ----------   ----------   ----------
    End of period .............................  $   160.853    $   158.206   $   142.968   $  132.172   $  122.297   $  111.111
                                                 ===========    ===========   ===========   ==========   ==========   ==========

Total return ..................................         1.67%         10.66%         8.17%        8.07%       10.07%        8.33%
Ratios to Average Net Assets:
  Expenses (2) ................................         0.16%          0.67%         0.63%        0.64%        0.58%        0.61%
  Investment income, net ......................         1.80%          7.50%         7.13%        7.34%        7.25%        6.57%
Portfolio turnover rate:
  Real estate properties ......................         0.43%          3.87%         4.46%           0%           0%           0%
  Securities ..................................        11.54%         32.86%        27.68%       24.54%        7.67%       15.04%
Thousands of Accumulation Units
  outstanding at end of period ................       15,727         14,605        11,487        8,834        6,313        3,296

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 2001 would be $1.461 ($5.672, $4.828, $4.211, $2.798 and $2.485 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2001 would be 0.91% (3.79%, 3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                         FOR THE        FOR THE
                                                    THREE MONTHS           YEAR
                                                           ENDED          ENDED
                                                        MARCH 31,   DECEMBER 31,
                                                            2001           2000
                                                      ----------      ----------
                                                      (Unaudited)

Accumulation Units:
  Credited for premiums ..........................       342,960       1,074,708
  Credited for transfers, net disbursements
    and Amounts applied to the Annuity Fund ......       779,045       2,042,605
  Outstanding:
    Beginning of year ............................    14,604,673      11,487,360
                                                      ----------      ----------
    End of period ................................    15,726,678      14,604,673
                                                      ==========      ==========


NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of April 30, 2001, the Account had four outstanding commitments totaling approximately $60.6 million to purchase real estate properties.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2001


REAL ESTATE PROPERTIES--75.08%
LOCATION / DESCRIPTION                                                  VALUE
ARIZONA:
    Biltmore Commerce Center - Office building ...................  $ 35,000,000
    Southbank Building - Office building .........................    13,200,000
CALIFORNIA:
    88 Kearny Street - Office building ...........................    84,082,854
    ABS & CDC Building - Industrial building .....................    21,212,785
    Eastgate Distribution Center - Industrial building ...........    13,800,000
    Larkspur Courts - Apartments .................................    58,600,000
    Northpoint Commerce Center - Industrial building .............    38,800,000
    Ontario Industrial Properties - Industrial building ..........   108,000,000
    Westcreek - Apartments .......................................    17,400,000
COLORADO:
    Arapahoe Park East - Industrial building .....................    12,811,428
    The Lodge at Willow Creek - Apartments .......................    31,700,000
    Monte Vista - Apartments .....................................    21,500,000
FLORIDA:
    Golfview - Apartments ........................................    27,400,000
    The Greens at Metrowest - Apartments .........................    14,100,000
    Maitland Promenade One - Office building .....................    39,000,000
    Plantation Grove - Shopping center ...........................     7,500,000
    Royal St. George - Apartments ................................    16,650,000
    Sawgrass Portfolio - Office building .........................    55,200,000
    Westinghouse Facility  - Industrial building .................     6,200,000
GEORGIA:
    Atlanta Industrial Portfolio - Industrial building ...........    39,900,000
ILLINOIS:
    Chicago Industrial Portfolio - Industrial building ...........    42,600,000
    Columbia Center III - Office building ........................    42,000,000
    Parkview Plaza - Office building .............................    52,500,000
    Rolling Meadows - Shopping center ............................    11,989,750
IOWA:
    Interstate Acres - Industrial building .......................    12,000,000
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building .................    53,600,000
MARYLAND:
    FedEx Distribution Facility - Industrial building ............     7,600,000
    Longview Executive Park - Office building ....................    28,000,000
    Saks Distribution Center - Industrial building ...............    31,000,000
MICHIGAN:
    Indian Creek - Apartments ....................................    17,250,000
MINNESOTA:
    Interstate Crossing - Industrial building ....................     6,300,000
    River Road Distribution Center - Industrial building .........     4,300,000
NEVADA:
    UPS Distribution Facility - Industrial building ..............    11,000,000

LOCATION / DESCRIPTION                                                 VALUE
NEW JERSEY:
    10 Waterview Boulevard - Office building ...................  $   31,400,000
    371 Hoes Lane - Office building ............................      16,207,313
    Konica Photo Imaging Headquarters - Industrial building ....      17,300,000
    Morris Corporate Center III - Office building ..............     103,199,727
NEW YORK:
    780 Third Avenue - Office building .........................     177,300,000
    The Colorado - Apartments ..................................      60,400,000
NORTH CAROLINA:
    Lynnwood Collection - Shopping center ......................       7,900,000
    Millbrook Collection - Shopping center .....................       7,200,000
OHIO:
    Bent Tree - Apartments .....................................      14,463,205
    Columbus Portfolio - Office building .......................      33,800,000
    Northmark Business Center - Office building ................      13,100,000
OREGON:
    Five Centerpointe - Office building ........................      18,428,325
PENNSYLVANIA:
    Lincoln Woods - Apartments .................................      23,800,000
TEXAS:
    Butterfield Industrial Park - Industrial building ..........       4,903,400
    Dallas Industrial Portfolio - Industrial building ..........      97,112,697
    The Legends at Chase Oaks- Apartments ......................      26,000,000
UTAH:
    Landmark at Salt Lake City - Industrial building ...........      14,450,000
VIRGINIA:
    Ashford Meadows - Apartments ...............................      64,400,000
    Fairgate at Ballston - Office building .....................      30,800,000
    Monument Place - Office building ...........................      36,000,000
    River Oaks - Shopping center ...............................      11,000,000
WASHINGTON:
    The Bay Court at Harbour Pointe - Apartments ...............      35,000,000
WASHINGTON DC:
    1801 K Street N W - Office building .......................      140,935,610
                                                                   -------------

    TOTAL REAL ESTATE PROPERTIES (Cost $1,888,984,302) ........    1,967,297,094
                                                                   -------------

(1)  Leasehold interest only.

REAL ESTATE JOINT VENTURE--0.99%
  Teachers REA IV, LLC, which owns
    Tyson's Executive Plaza II (50% Account Interest) .........       26,036,425
                                                                   -------------

    TOTAL REAL ESTATE JOINT VENTURE (Cost $24,685,732) ........       26,036,425
                                                                   -------------


MARKETABLE SECURITIES--23.93%

REAL ESTATE INVESTMENT TRUSTS--5.57%
SHARES          ISSUER
------          ------
      51,100    Alexandria Real Estate Equities, Inc. .........      1,929,025
     190,000    AMB Property Corporation ......................      4,674,000
      89,900    AMB Property Corp Series A ....................      2,247,500
     125,000    Apartment Investment & Management Co ..........      5,556,250
     185,700    Archstone Communities Trust ...................      4,568,220
      65,000    Avalonbay Communities, Inc. ...................      2,977,650

SHARES          ISSUER                                                VALUE
------          ------                                                -----
     196,800    Boston Properties, Inc. .......................  $   7,566,960
     205,400    Brandywine Realty Trust .......................      4,087,460
     200,000    Carramerica Realty Series B ...................      4,680,000
      98,100    Centerpoint Properties Corp. ..................      4,576,365
      30,000    Charles E. Smith Residential Realty ...........      1,364,700
     108,100    Corporate Office Properties Trust, Inc. .......      1,028,031
     201,900    Cousins Properties, Inc. ......................      5,049,519
      90,000    Developers Diversified Realty Corp. ...........      2,052,000
     271,300    Duke-Weeks Realty Corp. .......................      6,280,595
     370,913    Equity Office Properties Trust ................     10,385,564
     196,700    Equity Residential Properties Trust ...........     10,234,301
      25,000    Federal Realty Investment Trust Pfd ...........        570,000
      98,300    Gables Residential Trust, Series A Pfd. .......      2,290,390
     103,600    Hilton Hotels Corp. ...........................      1,082,620
     225,000    Home Properties of New York, Inc. .............      6,412,500
      50,000    Hospitality Properties Trust ..................      1,320,000
     161,600    Host Marriott Corp. ...........................      1,887,488
      26,000    Istar Financial, Pfd Series C .................        565,500
      89,000    Kimco Realty Corp. ............................      3,827,000
     206,650    Macerich Company ..............................      4,535,967
      65,000    Mack-Cali Realty Corp. ........................      1,755,000
      82,100    Manufactured Home Communities, Inc. ...........      2,216,700
     200,000    Mission West Properties Inc. ..................      2,540,000
     276,600    Prologis Trust ................................      5,554,128
      19,900    Prologis Trust Series A Pfd. ..................        502,475
     237,700    Public Storage, Inc. ..........................      6,239,625
      22,300    Rouse Company .................................        576,678
     280,900    Simon Property Group, Inc. ....................      7,191,040
     170,000    Spieker Properties, Inc. ......................      9,324,500
      95,000    Starwood Hotels & Resorts Worldwide ...........      3,230,950
      35,500    Storage USA, Inc. .............................      1,156,590
      95,000    Sun Communities, Inc. .........................      3,135,000
      35,000    Taubman Centers, Inc Series A Pfd. ............        701,050
                                                                 -------------

TOTAL REAL ESTATE INVESTMENT TRUSTS
  (Cost $146,570,388)..........................................    145,873,341
                                                                 -------------

COMMERCIAL PAPER--18.36%
$ 30,000,000    Barclay U.S. Funding Corp
                  5.25% 04/02/01 ..............................     29,991,376
  25,000,000    Bellsouth Corp
                  4.96% 05/01/01 ..............................     24,894,334
  25,000,000    Beta Finance Inc
                  5.00% 05/03/01 ..............................     24,887,542
  17,000,000    Ciesco LP
                  5.15% 04/05/01 ..............................     16,987,698
  30,000,000    Ciesco LP
                  4.80 % 05/03/01 .............................     29,864,884
  19,600,000    Ciesco LP
                  5.00% 05/03/01 ..............................     19,511,833
  21,000,000    Coca-Cola Enterprise, Inc
                  5.10% 04/20/01 ..............................     20,941,970
  17,500,000    Corporate Asset Funding Corp, Inc
                  5.15% 04/03/01 ..............................     17,492,392
   6,600,000    Corporate Asset Funding Corp, Inc
                  5.35% 04/06/01 ..............................      6,594,308
  20,000,000    Corporate Asset Funding Corp, Inc
                  5.08% 04/19/01 ..............................     19,947,488

PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                      VALUE
$ 13,500,000    Eastman Kodak Co
                  5.25% 05/09/01 ..............................  $  13,428,318
  17,292,000    Enterprise Funding Corporation
                  5.25% 04/02/01 ..............................     17,287,029
  11,700,000    Enterprise Funding Corporation
                  4.98% 04/23/01 ..............................     11,662,775
  29,500,000    Federal Home Loan Banks
                  4.69% 05/18/01 ..............................     29,312,716
  19,980,000    Federal Home Loan Mortgage Corp
                  4.95% 04/10/01 ..............................     19,952,893
  35,000,000    Federal National Mortgage Association
                  4.74% 04/19/01 ..............................     34,910,108
  14,400,000    Gannett Inc
                  5.00% 04/20/01 ..............................     14,360,168
   7,800,000    Harley-Davidson Funding Corp
                  5.23% 04/02/01 ..............................      7,797,753
  12,100,000    Harley-Davidson Funding Corp
                  4.98% 05/14/01 ..............................     12,027,410
  20,000,000    Paccar Financial Corp
                  4.95% 04/05/01 ..............................     19,985,416
   8,994,000    Parker Hannifin Corp
                  5.03% 04/25/01 ..............................      8,962,908
  50,000,000    Preferred Receivables Funding Corp
                  4.96% 04/11/01 ..............................     49,922,224
  11,000,000    Sherwin-Williams Co
                  5.00% 05/02/01 ..............................     10,952,019
   9,600,000    St Paul Cos Inc
                  4.97% 05/02/01 ..............................      9,557,501
  10,000,000    Verizon Network Funding Corp
                  5.45% 04/10/01 ..............................      9,985,993
                                                                --------------

TOTAL COMMERCIAL PAPER (Amortized cost $481,280,630) ..........    481,219,056
                                                                --------------

TOTAL MARKETABLE SECURITIES (Cost $627,851,018) ...............    627,092,397
                                                                --------------

TOTAL INVESTMENTS--100.00% (Cost $2,541,521,052) .............. $2,620,425,916
                                                                ==============

                See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     At March 31, 2001, the TIAA Real Estate Account owned a total of 57 real estate properties, representing 76.1% of the Account's total investment portfolio. (The total number of properties reflects the consolidation of certain properties into single portfolios.) These included 19 office properties (one of which is held in joint venture), 19 industrial properties (including one development project joint venture), 14 apartment complexes, and 5 neighborhood shopping centers.

     The Account purchased one industrial property portfolio and sold one office property during the first quarter of 2001. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, significant competition exists for the most desirable properties.

     As of March 31, 2001, the Account also held investments in commercial paper, representing 18.3% of the portfolio and real estate investment trusts (REITs), representing 5.6% of the portfolio.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2000:

     The Account's total net return was 1.67% for the three months ended March 31, 2001 and 2.15% for the same quarter in 2000. The decline was due to various factors including a decrease in the value of the Account's REIT holdings and in certain real estate assets, as well as the unpredicted historically high net transfers into the Account in January and February 2001. Until this large influx of money can be appropriately invested in real estate, it has been invested in short-term investments, which tend to produce relatively lower returns.

     The Account had net realized and unrealized losses of $3,458,126 for the three month period ended March 31, 2001 compared with net realized and unrealized gains on investments of $5,456,092 for the same period in 2000. This difference was due for the most part to the decrease in value in the Account's marketable securities (primarily its REIT holdings) in the first quarter of 2001, in contrast to the first quarter of 2000 where the Account had substantial realized and unrealized gains on its marketable securities. Also, the aggregate market value of the Account's real estate holdings decreased during the first quarter of 2001 while it increased during the same period in 2000.

     The Account's net investment income, after deduction of all expenses, was $45,264,635 for the three months ended March 31, 2001 and $31,774,860 for the three months ended March 31, 2000, a 43% increase. This increase was primarily the result of a 43% increase in net assets and a 51% increase in the Account's real estate holdings during the period from March 31, 2000 to March 31, 2001. The Account's real estate holdings generated approximately 83% and 80% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 2001 and March 31, 2000, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $59,448,864 for the three months ended March 31, 2001 and $41,821,067 for the same period in 2000. This increase was primarily due to the increase in the number of properties owned by the Account - from 52 properties at the end of the first quarter of 2000 to 57 properties at the end of the first quarter of 2001. (The total number of properties as of March 31, 2001 reflects the consolidation of certain properties into single portfolios.) Interest and dividend income on the Account's marketable securities investments increased from $6,872,769 for the first quarter of 2000 to $8,402,799 for the first quarter of 2001. This increase was due primarily to the fact that the Account had more money invested in marketable securities as the Account's net asset base grew.

     Total property level expenses for the three months ended March 31, 2001 were $19,039,655, of which $12,504,540 represented operating expenses and $6,535,115 were attributable to real estate taxes. Total property level expenses for the three months ended March 31, 2000 were $13,863,320, of which $8,971,080 represented operating expenses and $4,892,240 were attributable to real estate taxes. The increase in property level expenses reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended March 31, 2001 and 2000 of $2,318,695 and $1,538,682, respectively, for investment advisory services, $1,021,735 and $1,043,496, respectively, for administrative and distribution services, and $613,052 and $473,478, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses increased as a result of the larger net asset base of the Account.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 and 2000, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $627,396,773 and $506,393,070, respectively. For the three months ended March 31,2001, the Account received $54,863,370 in premiums and $151,476,455 in net participant transfers from other TIAA and CREF accounts, while for the same period in 2000, the Account received $43,377,241 in premiums and $64,616,989 in net participant transfers from other TIAA and CREF accounts. Management believes that the unprecedented high volume of net participant transfers into the Account during January and February 2001 was related to the decline in the equity markets. As of March 31, 2001, the Account received $8.8 million in proceeds from the sale of a property.

     We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     (3)  (A)  Charter of TIAA (as amended)(1)

          (B)  Bylaws of TIAA (as amended)(2)

     (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements3 and Keogh Contract(4)

          (B)  Forms of Income-Paying Contracts(3)

     (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group(4)

          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account(3)

          (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))(1)

----------

1 - Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001. (File No. 333-59778).

2 - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997 filed November 13, 1997 (File No. 33-92990).

3 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

4 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

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


DATE: May 14, 2001
                                           TIAA REAL ESTATE ACCOUNT

                                           By: TEACHERS INSURANCE AND ANNUITY
                                               ASSOCIATION OF AMERICA

                                           By: /s/ Lisa Snow
                                               ------------------------------
                                               Lisa Snow
                                               Vice President and
                                               Chief Counsel, Corporate Law



DATE: May 14, 2001
                                           By: /s/ Richard L. Gibbs
                                               ------------------------------
                                               Richard L. Gibbs
                                               Executive Vice President
                                               (Principal Accounting Officer)