Form 10-Q
period 2001-06-30
TIAA REAL ESTATE ACCOUNT
filed 2001-08-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

         Yes  [X]                           No [_]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 2001

                                                                            Page
                                                                            ----
Consolidated Statements of Assets and Liabilities .........................   3

Consolidated Statements of Operations .....................................   4

Consolidated Statements of Changes in Net Assets ..........................   5

Consolidated Statements of Cash Flows .....................................   6

Notes to Consolidated Financial Statements ................................   7

Consolidated Statement of Investments .....................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                JUNE 30,      DECEMBER 31,
                                                                  2001            2000
                                                             --------------  --------------
                                                               (Unaudited)
ASSETS
  Investments, at value:
      Real estate properties
        (cost: $1,968,087,638 and $1,818,143,290) .........  $2,046,497,775  $1,899,254,344
      Real estate joint venture
        (cost: $24,712,659 and $24,674,574) ...............      26,059,389      26,035,867
      Mortgages
        (cost: $3,042,823 and $-) .........................       3,042,823              --
      Marketable securities
        (cost:  $778,750,067 and $462,959,529) ............     789,448,616     463,828,568
  Cash ....................................................       1,705,986         715,866
  Other ...................................................      33,045,573      33,265,757
                                                             --------------  --------------
                                               TOTAL ASSETS   2,899,800,162   2,423,100,402
                                                             --------------  --------------
LIABILITIES
  Accrued real estate property level expenses and taxes ...      28,465,189      24,396,036
  Security deposits held ..................................       7,473,493       6,817,972
  Other ...................................................       2,665,729       1,736,106
                                                             --------------  --------------
                                          TOTAL LIABILITIES      38,604,411      32,950,114
                                                             --------------  --------------
MINORITY INTEREST IN SUBSIDIARY ...........................       6,802,372       3,028,217
                                                             --------------  --------------
NET ASSETS
  Accumulation Fund .......................................   2,759,599,489   2,310,540,978
  Annuity Fund ............................................      94,793,890      76,581,093
                                                             --------------  --------------
                                           TOTAL NET ASSETS  $2,854,393,379  $2,387,122,071
                                                             ==============  ==============
NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 6 and 7 ...      16,785,579      14,604,673
                                                             ==============  ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ............  $       164.40  $       158.21
                                                             ==============  ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                      ---------------------------      ----------------------------
                                                                        2001            2000               2001           2000
                                                                        ----            ----               ----           ----
INVESTMENT INCOME
  Real estate income, net:
    Rental income................................................     $62,149,427     $45,451,394      $121,598,291     $87,272,461
                                                                      -----------     -----------      ------------     -----------
    Real estate property level expenses and taxes:
      Operating expenses.........................................      12,312,364       9,200,527        24,816,904      18,171,607
      Real estate taxes..........................................       7,264,840       5,670,503        13,799,954      10,562,743
                                                                      -----------     -----------      ------------     -----------

              Total real estate property level expenses and taxes      19,577,204      14,871,030        38,616,858      28,734,350
                                                                      -----------     -----------      ------------     -----------
                                          Real estate income, net      42,572,223      30,580,364        82,981,433      58,538,111
Income from real estate joint venture............................         522,505           --              928,614           --
Interest.........................................................       6,489,152       6,377,999        12,705,091      11,618,938
Dividends........................................................       2,006,510       1,793,216         4,193,370       3,425,046
                                                                      -----------     -----------      ------------     -----------
                                                     TOTAL INCOME      51,590,390      38,751,579       100,808,508      73,582,095
                                                                      -----------     -----------      ------------     -----------
Expenses--Note 3:
  Investment advisory charges....................................         295,579       1,069,798         2,614,274       2,608,480
  Administrative and distribution charges........................       2,677,140       1,031,627         3,698,876       2,075,123
  Mortality and expense risk charges.............................         475,251         332,914           909,110         638,503
  Liquidity guarantee charges....................................         211,114         172,176           390,307         340,065
                                                                      -----------     -----------      ------------     -----------
                                                   TOTAL EXPENSES       3,659,084       2,606,515         7,612,567       5,662,171
                                                                      -----------     -----------      ------------     -----------
                                           INVESTMENT INCOME, NET      47,931,306      36,145,064        93,195,941      67,919,924
                                                                      -----------     -----------      ------------     -----------
REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on :
    Real estate properties.......................................             536            --           1,099,420           --
    Marketable securities........................................         513,917           58,263          393,429         (89,185)
                                                                      -----------     -----------      ------------     -----------
                          Net realized gain (loss) on investments         514,453           58,263        1,492,849         (89,185)
                                                                      -----------     -----------      ------------     -----------
  Net change in unrealized appreciation (depreciation) on:
    Real estate properties.......................................          97,345       5,692,221        (2,700,917)      8,186,096
    Real estate joint venture....................................          (3,963)          --              (14,563)          --
    Marketable securities........................................      11,457,170       8,352,115         9,829,510      11,461,780
                                                                      -----------     -----------      ------------     -----------
                            Net change in unrealized appreciation
                                    (depreciation) on investments      11,550,552      14,044,336         7,114,030      19,647,876
                                                                      -----------     -----------      ------------     -----------
                                      NET REALIZED AND UNREALIZED
                                       GAIN (LOSS) ON INVESTMENTS      12,065,005      14,102,599         8,606,879      19,558,691
                                                                      -----------     -----------      ------------     -----------
                        NET INCREASE IN NET ASSETS RESULTING FROM
                              OPERATIONS BEFORE MINORITY INTEREST      59,996,311      50,247,663       101,802,820      87,478,615
Minority interest in net increase in net assets
  resulting from operations......................................        (448,023)          --             (448,023)          --
                                                                      -----------     -----------      ------------     -----------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS     $59,548,288     $50,247,663      $101,354,797     $87,478,615
                                                                      ===========     ===========      ============     ===========

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              --------------------------------     --------------------------------
                                                                  2001              2000                  2001          2000
                                                                  ----              ----                  ----          ----
FROM OPERATIONS
  Investment income, net..................................    $   47,931,306    $   36,145,064     $   93,195,941    $   67,919,924
  Net realized gain (loss) on investments.................           514,453            58,263          1,492,849           (89,185)
  Net change in unrealized
    appreciation (depreciation) on investments............        11,550,552        14,044,336          7,114,030        19,647,876
  Minority interest in net increase in net assets
   resulting from operations..............................          (448,023)            --              (448,023)            --
                                                              --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS
                                 RESULTING FROM OPERATIONS        59,548,288        50,247,663        101,354,797        87,478,615
                                                              --------------    --------------     --------------    --------------
FROM PARTICIPANT TRANSACTIONS
  Premiums................................................        59,500,683        38,063,819        114,364,053        81,441,060
  Net transfers from TIAA.................................        11,679,977         9,525,128         11,680,162        18,895,485
  Net transfers from CREF Accounts........................       125,480,574        91,246,205        276,956,844       146,492,837
  Annuity and other periodic payments.....................        (2,563,565)       (1,804,084)        (5,512,140)       (3,772,596)
  Withdrawals and death benefits..........................       (15,651,958)      (10,390,316)       (31,572,408)      (24,393,699)
                                                              --------------    --------------     --------------    --------------
                      NET INCREASE IN NET ASSETS RESULTING
                             FROM PARTICIPANT TRANSACTIONS       178,445,711       126,640,752        365,916,511       218,663,087
                                                              --------------    --------------     --------------    --------------
                                NET INCREASE IN NET ASSETS       237,993,999       176,888,415        467,271,308       306,141,702
NET ASSETS
  Beginning of period.....................................     2,616,399,380     1,824,735,715      2,387,122,071     1,695,482,428
                                                              --------------    --------------     --------------    --------------
  End of period...........................................    $2,854,393,379    $2,001,624,130     $2,854,393,379    $2,001,624,130
                                                              ==============    ==============     ==============    ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30                              JUNE 30
                                                              --------------------------------      -------------------------------
                                                                    2001              2000                2001            2000
                                                                    ----              ----                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in net assets resulting from operations......  $   59,548,288     $  50,247,663      $ 101,354,797     $  87,478,615
  Adjustments to reconcile net increase in net assets
     resulting from operations to net cash used in
     operating activities:
   Increase in investments..................................    (244,622,687)     (176,198,105)      (475,929,824)     (311,658,396)
   Decrease (increase) in other assets......................       1,381,741        (4,788,559)           220,184         3,286,128
   Increase in payable for securities transactions..........       1,615,611           467,990            929,623           467,990
   Increase in accrued real estate property level
     expenses and taxes.....................................       2,171,810         2,519,963          4,069,153           973,807
   Increase in security deposits held.......................         279,957           334,823            655,521           460,817
   Increase in minority interest............................       2,581,179             --             3,774,155             --
                                            NET CASH USED IN
                                        OPERATING ACTIVITIES    (177,044,101)     (127,416,225)      (364,926,391)     (218,991,039)
                                                              --------------     -------------      -------------     -------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums..................................................      59,500,683        38,063,819        114,364,053        81,441,060
  Net transfers from TIAA...................................      11,679,977         9,525,128         11,680,162        18,895,485
  Net transfers from CREF Accounts..........................     125,480,574        91,246,205        276,956,844       146,492,837
  Annuity and other periodic payments.......................      (2,563,565)       (1,804,084)        (5,512,140)       (3,772,596)
  Withdrawals and death benefits............................     (15,651,958)      (10,390,316)       (31,572,408)      (24,393,699)
                                                              --------------     -------------      -------------     -------------
                                        NET CASH PROVIDED BY
                                    PARTICIPANT TRANSACTIONS     178,445,711       126,640,752        365,916,511       218,663,087
                                                              --------------     -------------      -------------     -------------

                             NET INCREASE (DECREASE) IN CASH       1,401,610          (775,473)           990,120          (327,952)
CASH
  Beginning of period.......................................         304,376         1,065,120            715,866           617,599
                                                              --------------     -------------      -------------     -------------
  End of period.............................................  $    1,705,986     $     289,647      $   1,705,986     $     289,647
                                                              ==============     =============      =============     =============

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

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint venture is stated at the Account's equity in the net assets of the underlying entity, which values its real estate holdings at fair value.

VALUATION OF MORTGAGES: Mortgages are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date. Realized gains and losses on securities transactions are accounted for on the average cost basis.

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

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate property which was purchased during the six months ended June 30, 2001 been acquired at the beginning of the period (January 1,
2001), rental income and real estate property level expenses and taxes for the six months ended June 30, 2001 would have increased by approximately $5,191,000 and $1,440,000, respectively. In addition, interest income for the six months ended June 30, 2001 would have decreased by approximately $2,769,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 2001 would have been an increase of approximately $982,000, if the real estate property acquired during the six months ended June 30, 2001 had been acquired at the beginning of the period.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    2001                       $159,507,576
                    2002                        155,093,262
                    2003                        144,474,373
                    2004                        124,859,870
                    2005                        106,855,149
                    Thereafter                  296,577,439
                                               ------------

                    Total                      $987,367,669
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

                                                     FOR THE
                                                   SIX MONTHS
                                                      ENDED                            FOR THE YEARS ENDED DECEMBER 31,
                                                     JUNE 30,     ----------------------------------------------------------------
                                                     2001 (1)        2000          1999          1998          1997          1996
                                                     --------      --------      --------      --------      --------      --------
                                                   (Unaudited)
Per Accumulation Unit data:
 Rental income .................................     $  7.434      $ 14.530      $ 12.168      $ 10.425      $  7.288      $  6.012
 Real estate property
   level expenses and taxes ....................        2.361         4.674         3.975         3.403         2.218         1.850
                                                     --------      --------      --------      --------      --------      --------
                        Real estate income, net         5.073         9.856         8.193         7.022         5.070         4.162
 Income from real estate joint venture .........        0.057         0.056            --            --            --            --
 Dividends and interest ........................        1.033         2.329         2.292         3.082         2.709         3.309
                                                     --------      --------      --------      --------      --------      --------
                                   Total income         6.163        12.241        10.485        10.104         7.779         7.471
 Expense charges (2) ...........................        0.465         0.998         0.853         0.808         0.580         0.635
                                                     --------      --------      --------      --------      --------      --------
                         Investment income, net         5.698        11.243         9.632         9.296         7.199         6.836
 Net realized and unrealized
   gain on investments .........................        0.499         3.995         1.164         0.579         3.987         1.709
                                                     --------      --------      --------      --------      --------      --------
 Net increase in
   Accumulation Unit Value .....................        6.197        15.238        10.796         9.875        11.186         8.545
 Accumulation Unit Value:
   Beginning of year ...........................      158.206       142.968       132.172       122.297       111.111       102.566
                                                     --------      --------      --------      --------      --------      --------
   End of period ...............................     $164.403      $158.206      $142.968      $132.172      $122.297      $111.111
                                                     ========      ========      ========      ========      ========      ========

Total return ...................................        3.92%        10.66%         8.17%         8.07%        10.07%         8.33%
Ratios to Average Net Assets:
   Expenses (2) ................................        0.29%         0.67%         0.63%         0.64%         0.58%         0.61%
   Investment income, net ......................        3.56%         7.50%         7.13%         7.34%         7.25%         6.57%
Portfolio turnover rate:
   Real estate properties ......................        0.44%         3.87%         4.46%            0%            0%            0%
   Securities ..................................       22.39%        32.86%        27.68%        24.54%         7.67%        15.04%
Thousands of Accumulation Units
   outstanding at end of period ................       16,786        14,605        11,487         8,834         6,313         3,296

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 2001 would be $2.826 ($5.672, $4.828, $4.211, $2.798 and $2.485 for the years ended
     December 31, 2000, 1999, 1998, 1997 and 1996, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2001 would be 1.76% (3.79%, 3.58%, 3.32%, 2.82% and 2.39% for the years ended
     December  31,  2000,  1999,  1998,  1997  and  1996,  respectively).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                        FOR THE      FOR THE
                                                      SIX MONTHS       YEAR
                                                         ENDED        ENDED
                                                        JUNE 30,   DECEMBER 31,
                                                         2001          2000
                                                      ----------    ----------
                                                      (Unaudited)
Accumulation Units:
  Credited for premiums ...........................      707,922     1,074,708
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund ...........    1,472,984     2,042,605
  Outstanding:
    Beginning of year .............................   14,604,673    11,487,360
                                                      ----------    ----------
    End of period .................................   16,785,579    14,604,673
                                                      ==========    ==========
NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2001, the Account had one outstanding commitment totaling approximately $28 million to purchase a real estate property, and one outstanding commitment totaling $12 million to sell a property.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2001

REAL ESTATE PROPERTIES--71.43%
LOCATION / DESCRIPTION                                                  VALUE
----------------------                                                  -----
ARIZONA:
    Biltmore Commerce Center - Office building ............... $   35,104,282
    Southbank Building - Office building .....................     13,571,656
CALIFORNIA:
    88 Kearny Street - Office building .......................     84,165,518
    Cabot Industrial Portfolio - Industrial building .........     30,165,575
    Eastgate Distribution Center - Industrial building .......     13,950,000
    Larkspur Courts - Apartments .............................     56,200,000
    Northpoint Commerce Center - Industrial building .........     38,800,000
    Ontario Industrial Properties - Industrial building ......    108,000,000
    Westcreek - Apartments ...................................     17,600,000
COLORADO:
    Arapahoe Park East - Industrial building .................     13,184,474
    The Lodge at Willow Creek - Apartments ...................     32,300,000
    Monte Vista - Apartments .................................     21,813,040
FLORIDA:
    Golfview - Apartments ....................................     27,400,000
    The Greens at Metrowest - Apartments .....................     14,100,000
    Maitland Promenade One - Office building .................     39,113,140
    Plantation Grove - Shopping center .......................      7,500,000
    Royal St. George - Apartments ............................     16,650,000
    Sawgrass Portfolio - Office building .....................     55,200,000
    Westinghouse Facility  - Industrial building .............      5,900,000
GEORGIA:
    Atlanta Industrial Portfolio - Industrial building .......     40,500,000
ILLINOIS:
    Chicago Industrial Portfolio - Industrial building .......     42,600,000
    Columbia Center III - Office building ....................     40,000,000
    Parkview Plaza - Office building .........................     52,500,000
    Rolling Meadows - Shopping center ........................     12,190,000
IOWA:
    Interstate Acres - Industrial building ...................     12,000,000
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building .............     53,600,000
MARYLAND:
    FedEx Distribution Facility - Industrial building ........      7,600,000
    Longview Executive Park - Office building ................     27,800,101
    Saks Distribution Center - Industrial building ...........     31,080,000
MASSACHUSETTS
  Batterymarch Park II - Office building .....................     17,813,972
MICHIGAN:
    Indian Creek - Apartments ................................     17,250,000
MINNESOTA:
    Interstate Crossing - Industrial building ................      6,309,697
    River Road Distribution Center - Industrial building .....      4,050,000
NEVADA:
    UPS Distribution Facility - Industrial building ..........     11,000,000

LOCATION / DESCRIPTION                                                  VALUE
----------------------                                                  -----
NEW JERSEY:
    10 Waterview Boulevard - Office building ................. $   31,400,000
    371 Hoes Lane - Office building ..........................     14,691,963
    Konica Photo Imaging Headquarters - Industrial building ..     17,400,000
    Morris Corporate Center III - Office building ............    105,134,000
    South River Road Industrial - Industrial building ........     33,711,864
NEW YORK:
    780 Third Avenue - Office building .......................    178,500,000
    The Colorado - Apartments ................................     60,400,000
NORTH CAROLINA:
    Lynnwood Collection - Shopping center ....................      7,900,000
    Millbrook Collection - Shopping center ...................      7,200,000
OHIO:
    Bent Tree - Apartments ...................................     14,501,347
    Bisys Fund Services Building - Office building ...........     19,038,875
    Columbus Portfolio - Office building .....................     30,338,250
    Northmark Business Center - Office building ..............     12,900,000
OREGON:
    Five Centerpointe - Office building ......................     18,600,828
PENNSYLVANIA:
    Lincoln Woods - Apartments ...............................     24,000,000
TEXAS:
    Butterfield Industrial Park - Industrial building ........      4,900,000(1)
    Dallas Industrial Portfolio - Industrial building ........     97,200,000
    The Legends at Chase Oaks- Apartments ....................     26,000,000
UTAH:
    Landmark at Salt Lake City - Industrial building .........     14,450,000
VIRGINIA:
    Ashford Meadows - Apartments .............................     64,408,662
    Fairgate at Ballston - Office building ...................     30,908,233
    Monument Place - Office building .........................     36,000,000
    River Oaks - Shopping center .............................     10,900,000
WASHINGTON:
    The Bay Court at Harbour Pointe - Apartments .............     35,000,000
WASHINGTON DC:
    1801 K Street N W - Office building ......................    144,002,298
                                                               --------------

    TOTAL REAL ESTATE PROPERTIES (Cost $1,968,087,638) .......  2,046,497,775
                                                               --------------

  (1)  Leasehold interest only.


REAL ESTATE JOINT VENTURE--0.91%
  Teachers REA IV, LLC, which owns
    Tyson's Executive Plaza II (50% Account Interest) ........     26,059,389
                                                               --------------

    TOTAL REAL ESTATE JOINT VENTURE (Cost $24,712,659) .......     26,059,389
                                                               --------------


MORTGAGES--0.11%
  The Georgetown Company - a 90% participation in
    a construction loan with a total commitment of
    $13 million, bearing interest payable monthly at
    LIBOR plus 200 basis points, currently 5.81%,
    due April 1, 2003 with an option to extend to
    April 1, 2004 ............................................      3,042,823
                                                               --------------

    TOTAL MORTGAGES (Cost $3,042,823) ........................      3,042,823
                                                               --------------

MARKETABLE SECURITIES--27.55%

REAL ESTATE INVESTMENT TRUSTS--5.03%
SHARES                ISSUER                                         VALUE
------                ------                                         -----
      35,000   Alexandria Real Estate Equities, Inc. ........  $    1,393,000
     190,000   AMB Property Corporation .....................       4,894,400
      89,900   AMB Property Corp Series A Pfd. ..............       2,261,884
      85,000   Apartment Investment & Management Co .........       4,097,000
     185,700   Archstone Communities Trust ..................       4,787,346
      65,000   Avalonbay Communities, Inc. ..................       3,038,750
     196,800   Boston Properties, Inc. ......................       8,049,120
     205,400   Brandywine Realty Trust ......................       4,611,230
     200,000   Carramerica Realty Series B Pfd. .............       4,930,000
      73,100   Centerpoint Properties Corp. .................       3,669,620
      15,000   Charles E. Smith Residential Realty ..........         752,250
      74,700   Corporate Office Properties Trust, Inc. ......         747,000
     201,900   Cousins Properties, Inc. .....................       5,421,015
      90,000   Developers Diversified Realty Corp Pfd. ......       2,160,000
     241,300   Duke-Weeks Realty Corp. ......................       5,996,305
     370,913   Equity Office Properties Trust ...............      11,731,978
     196,700   Equity Residential Properties Trust Co. ......      11,123,385
      25,000   Federal Realty Investment Trust Pfd ..........         606,250
      98,300   Gables Residential Trust Series A Pfd ........       2,364,115
     145,000   Hilton Hotels Corp. ..........................       1,682,000
     150,000   Home Properties of New York, Inc. ............       4,515,000
     256,800   Host Marriott Corp (New) .....................       3,215,136
      89,000   Kimco Realty Corp. ...........................       4,214,150
     161,650   Macerich Company .............................       4,008,920
      82,100   Manufactured Home Communities, Inc. ..........       2,307,010
     190,000   Mission West Properties Inc. .................       2,299,000
     276,600   Prologis Trust ...............................       6,284,352
     202,700   Public Storage, Inc. .........................       6,010,055
     280,900   Simon Property Group, Inc. ...................       8,418,573
     140,000   Spieker Properties, Inc. .....................       8,393,000
     184,000   Starwood Hotels & Resorts Worldwide ..........       6,859,520
      95,000   Sun Communities, Inc. ........................       3,358,250
                                                               --------------

  TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $133,537,749) ...     144,199,614
                                                               --------------


COLLATERALIZED MORTGAGE BACKED SECURITIES--2.48%
PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE
-------------- --------------------------------------
$ 11,000,000   Ball 2001-116A B
                4.654% 09/17/05..............................      11,000,000
  10,000,000   GSMS 2001-Rock A2FL
                6.000% 05/03/11..............................      10,000,000
  10,000,000   JPMCC 2001-FL1A B
                4.205% 06/13/13..............................      10,000,000
  10,000,000   MSDW Capital
                4.823% 02/03/11..............................      10,040,020
  10,000,000   Opryland Hotel Trust
                4.520% 04/01/04..............................      10,013,250
   7,500,000   Strategic Hotel Cap
                4.553% 04/17/06..............................       7,500,000
   7,500,000   Strategic Hotel Cap
                5.313% 04/17/06..............................       7,500,000

PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE               VALUE
---------      --------------------------------------               -----
$  5,000,000   Trize 2001-TZHA A3FL
               4.866% 03/15/13...............................  $    5,000,000
                                                               --------------

  TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES
    (Cost $71,004,688) ......................................      71,053,270
                                                               --------------


COMMERCIAL PAPER--20.04%
PRINCIPAL      ISSUER, COUPON AND MATURITY DATE
---------      -------------------------------------
  44,600,000   Abbot Laboratories
                3.97% 07/03/01...............................      44,585,544
  36,350,000   American Honda Finance, Corp
                4.20% 07/20/01...............................      36,273,878
  50,000,000   Asset Securitization Cooperative Corp
                3.95% 07/11/01...............................      49,941,321
  29,200,000   Bellsouth Corp
                3.78% 07/05/01...............................      29,184,036
  50,000,000   CC (USA), Inc
                3.99% 08/15/01...............................      49,762,707
  30,000,000   Corporate Asset Funding Corp, Inc
                4.00 % 07/06/01..............................      29,980,524
   2,655,000   Delaware Funding Corp
                3.95% 07/09/01...............................       2,652,452
  26,400,000   Delaware Funding Corp
                3.95% 07/10/01...............................      26,371,840
  23,950,000   Federal Home Loan Mortgage Corp
                3.55% 09/13/01...............................      23,768,822
  24,797,000   Gannett, Inc
                3.85% 07/09/01...............................      24,773,134
  20,000,000   Govco Incorporated
                4.70% 07/03/01...............................      19,993,923
  14,000,000   Harley-Davidson Funding Corp
                4.02% 07/03/01...............................      13,995,482
  28,000,000   Morgan Stanley Dean Witter
                3.80% 07/02/01...............................      27,993,833
  32,067,000   Motiva Enterprises LLC
                4.20% 07/02/01...............................      32,060,294
  20,000,000   Newell Rubbermaid, Inc
                3.88% 09/04/01...............................      19,864,062
  22,250,000   Paccar Financial Corp
                3.95% 07/03/01...............................      22,242,776
  16,501,000   Paccar Financial Corp
                3.74% 07/30/01...............................      16,449,285
  15,600,000   Saint Paul Companies (The)
                3.77% 08/10/01...............................      15,533,201
  14,000,000   Sigma Finance Inc
                3.95% 09/13/01...............................      13,892,181
  25,000,000   Wal-Mart Stores
                3.77% 07/09/01...............................      24,975,883
  50,000,000   Walt Disney Co
                4.20% 07/19/01...............................      49,900,554
                                                               --------------

TOTAL COMMERCIAL PAPER (Amortized cost $574,207,630) ........     574,195,732
                                                               --------------

TOTAL MARKETABLE SECURITIES (Cost $778,750,067)..............     789,448,616
                                                               --------------

TOTAL INVESTMENTS--100.00% (Cost $2,774,593,187).............  $2,865,048,603
                                                               ==============

                See notes to consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         As of June 30, 2001, the TIAA Real Estate Account owned a total of 60 real estate properties, representing 71.5% of the Account's total investment portfolio. These included 21 office properties (one of which is held in joint venture), 20 industrial properties (including one development joint venture project), 14 apartment complexes, and 5 neighborhood shopping centers.

         During the second quarter, the Account purchased two suburban office properties and two industrial properties. One of the industrial properties is the second building to be developed in the existing development project joint venture. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, there is significant competition for institutional quality real estate.

         As of June 30, 2001, the Account also held investments in commercial paper representing 20.0% of the portfolio, real estate investment trusts (REITs) representing 5.0% of the portfolio, and other real estate related investments, including commercial mortgage-backed securities (CMBS), representing 2.5% of the portfolio and a mortgage, representing 0.1% of the portfolio.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
 SIX MONTHS ENDED JUNE 30, 2000

         The Account's total net return was 3.92% for the six months ended June 30, 2001 and 4.88% for the same period in 2000. The decline was due to the performance of each asset type, i.e., real estate, REITs, and commercial paper, which was down in the six months ended June 30, 2001 as compared to the same period in 2000.

         The Account had net realized and unrealized gains on investments of $8,606,879 and $19,558,691 for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily due to a decrease in the aggregate market value of the Account's real estate holdings during the first half of 2001, which had increased substantially during the same period in 2000. In addition, there was a decrease in value in the Account's marketable securities, primarily its REIT holdings, in the first half of 2001, in contrast to the same period in 2000.

         The Account's net investment income, after deduction of all expenses, was $93,195,941 for the six months ended June 30, 2001 and $67,919,924 for the same period in 2000. The 37% increase was primarily a result of a 43% increase in net assets and a 36% increase in the Account's real estate holdings during the period from June 30, 2001 to June 30, 2000. The Account's real estate holdings generated approximately 83% and 80% of the Account's total investment income (before deducting Account level expenses) during the six months ending June

30, 2001 and 2000, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

         Gross real estate rental income was $121,598,291 for the six months ended June 30, 2001 and $87,272,461 for the same period in 2000. This increase was primarily due to the increase in the number of properties owned by the Account -- from 55 properties as of June 30, 2000 to 60 properties as of June 30, 2001. Interest and dividend income on the Account's marketable securities investments increased from $15,043,984 for the first half of 2000 to $16,898,461 for the first half of 2001. This increase is due primarily to the fact that the Account had more money invested in marketable securities as its net asset base grew.

         Total property level expenses for the six months ended June 30, 2001 were $38,616,858, of which $24,816,904 represented operating expenses and $13,799,954 was attributable to real estate taxes. Total property level expenses for the same period in 2000 were $28,734,350, of which $18,171,607 was attributable to operating expenses and $10,562,743 was attributable to real estate taxes. The increase in property level expenses during the first six months of 2001 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the six months ended June 30, 2001 and 2000 of $2,614,274 and $2,608,480, respectively, for investment advisory services, $3,698,876 and $2,075,123, respectively, for administrative and distribution services and $1,299,417 and $978,568, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased as a result of the larger net asset base in the Account.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
 THREE MONTHS ENDED JUNE 30, 2000

         For the three months ended June 30, 2001, the Account's total net return was 2.21%. This was 54 basis points higher than the return for the first three months of 2001, but lower than the return of 2.67% for the same period in 2000. The returns were lower in the 2001 period as compared with 2000 period since the Account's real estate properties did not appreciate nearly as much as they did during 2000. The Account's net investment income, after deduction of all expenses, was $47,931,306 for the three months ended June 30, 2001 and $36,145,064 for the three months ended June 30, 2000, a 33% increase. This increase was the result of a 43% increase in net assets and a 36% increase in the Account's real estate holdings from June 30, 2000 to June 30, 2001.

         The Account had net realized and unrealized gains on investments of $12,065,005 and $14,102,599 for the three months ended June 30, 2001 and 2000, respectively. The difference was due, for the most part, to the nominal increase in the aggregate market value of the Account's real estate holdings which were only partially offset by the substantial realized and unrealized gains on the Account's marketable securities. This is in contrast to the second quarter of 2000 when the Account had substantial unrealized appreciation on its real estate properties. The Account posted net unrealized gains on its real estate investments of $97,345 and $5,692,221 in the three months ended June 30, 2001 and 2000, respectively. It also posted net unrealized gains on its marketable securities of $11,457,170 during the second quarter of 2001, as compared with net unrealized gains of $8,352,115 during the same period in 2001.

         The Account's real estate holdings generated approximately 84% and 79% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 2001 and 2000, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $62,149,427 for the three months ended June 30, 2001 and $45,451,394 for the same period in 2000. The higher real estate income for the three months ended June 30, 2001 was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate- term investments for the three months ended June 30, 2001 and 2000 totaled $6,489,152 and $6,377,999, respectively. This increase was due primarily to the growth in the Account's assets. Dividend income on the Account's investments in REITs totaled $2,006,510 and $1,793,216, respectively, for the same periods.

         Total property level expenses for the three months ended June 30, 2001 were $19,577,204, of which $7,264,840 was attributable to real estate taxes and $12,312,364 represented operating expenses. Total property level expenses for same period in 2000 were $14,871,030, of which $5,670,503 was attributable to real estate taxes and $9,200,527 was attributable to operating expenses. The increase in property level expenses during the three month period ended June 30, 2001 reflected the increased number of properties in the Account.

         The Account also incurred expenses for the three months ended June 30, 2001 and 2000 of $295,579 and $1,069,798, respectively, for investment advisory services, $2,677,140 and $1,031,627, respectively, for administrative and distribution services and $686,365 and $505,090, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses for the most part increased as a result of the larger net asset base of the Account and the increased costs associated with administering a larger account. The expenses for investment advisory services for the three months ended June 30, 2001, however, reflect a special downward adjustment to compensate for an overadjustment made the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 and 2000, the Account's liquid assets (i.e., its REITs, short- and intermediate- term investment, government security and cash) had a value of $791,154,602 and $478,264,392, respectively. For the first half of 2001, the Account received $114,364,053 in premiums and $288,637,006 in net participant transfers from the TIAA and CREF Accounts, while for the same time period in 2000, the Account received $81,441,060 in premiums and only $165,388,322 in net participant transfers from other TIAA and CREF accounts. We believe the continued unprecedented volume of net participant transfers into the Account during the first half of 2001 can be attributed to the decline in the equity markets during the same time period. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

         (3)  (A)  Charter of TIAA (as amended)(1)

              (B)  Bylaws of TIAA (as amended)(2)

         (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements(3) and Keogh Contract(4)

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

----------

(1) - Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001. (File No. 333-59778).

(2) - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997 filed November 13, 1997 (File No. 33-92990).

(3) - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33- 92990).

(4) - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333- 22809).

      (b) REPORTS ON 8-K. The Account did not file a report on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 13, 2001
                                             TIAA REAL ESTATE ACCOUNT

                                             By:  TEACHERS INSURANCE AND
                                                  ANNUITY ASSOCIATION OF
                                                  AMERICA

                                             By:  /s/ Lisa Snow
                                                  ------------------------------
                                                  Lisa Snow
                                                  Vice President and
                                                  Chief Counsel, Corporate Law



DATE: August 13, 2001
                                             By:  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)