Form 10-Q
period 2001-09-30
TIAA REAL ESTATE ACCOUNT
filed 2001-11-13
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

                  Yes [X]                  No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               SEPTEMBER 30, 2001

                                                                            PAGE

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

Consolidated Statement of Investments........................................ 12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2001             2000
                                                 --------------   --------------
                                                  (Unaudited)
ASSETS
  Investments, at value:
    Real estate properties
      (cost: $2,067,155,954
      and $1,818,143,290) .....................  $2,148,086,834   $1,899,254,344
    Real estate joint venture
      (cost: $24,832,709 and $24,674,574) .....      26,301,767       26,035,867
    Mortgages
      (cost: $4,779,096 and $-) ...............       4,779,096               --
    Marketable securities
      (cost: $889,302,914 and $462,959,529) ...     889,298,400      463,828,568
  Cash ........................................              --          715,866
  Other .......................................      37,622,600       33,265,757
                                                 --------------   --------------
                                   TOTAL ASSETS   3,106,088,697    2,423,100,402
                                                 --------------   --------------
LIABILITIES
  Amounts due to bank .........................         361,296               --
  Accrued real estate property level expenses
    and taxes .................................      32,868,275       24,396,036
  Security deposits held ......................       7,915,530        6,817,972
  Other .......................................         874,602        1,736,106
                                                 --------------   --------------
                              TOTAL LIABILITIES      42,019,703       32,950,114
                                                 --------------   --------------

MINORITY INTEREST IN SUBSIDIARY                       7,117,189        3,028,217
                                                 --------------   --------------
NET ASSETS
  Accumulation Fund ...........................   2,949,078,715    2,310,540,978
  Annuity Fund ................................     107,873,090       76,581,093
                                                 --------------   --------------
                               TOTAL NET ASSETS  $3,056,951,805   $2,387,122,071
                                                 ==============   ==============
NUMBER OF ACCUMULATION UNITS
  OUTSTANDING--Notes 6 and 7 ..................      17,680,657       14,604,673
                                                     ==========       ==========
NET ASSET VALUE PER ACCUMULATION
  UNIT--Note 6 ................................         $166.80          $158.21
                                                        =======          =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          2001            2000             2001             2000
                                                                      -----------     -----------     ------------     ------------
INVESTMENT INCOME
  Real estate income, net:
    Rental income ................................................    $66,090,617     $52,030,764     $187,666,211     $139,303,225
                                                                      -----------     -----------     ------------     ------------
    Real estate property level expenses and taxes:
    Operating expenses ...........................................     13,129,336      10,520,678       37,946,240       28,692,285
    Real estate taxes ............................................      7,406,846       5,969,832       21,206,800       16,532,575
                                                                      -----------     -----------     ------------     ------------

              Total real estate property level expenses and taxes      20,536,182      16,490,510       59,153,040       45,224,860
                                                                      -----------     -----------     ------------     ------------

                                          Real estate income, net      45,554,435      35,540,254      128,513,171       94,078,365
Income from real estate joint venture ............................        532,549         397,389        1,461,163          397,389
Interest .........................................................      7,034,339       6,317,707       19,762,127       17,936,645
Dividends ........................................................      2,462,873       1,479,219        6,656,243        4,904,265
                                                                      -----------     -----------     ------------     ------------
                                                     TOTAL INCOME      55,584,196      43,734,569      156,392,704      117,316,664
                                                                      -----------     -----------     ------------     ------------
Expenses--Note 3:
  Investment advisory charges ....................................      2,016,288       1,525,198        4,630,562        4,133,678
  Administrative and distribution charges ........................      2,380,124       1,125,353        6,079,000        3,200,476
  Mortality and expense risk charges .............................        526,855         372,060        1,435,965        1,010,563

  Liquidity guarantee charges ....................................        225,794         159,454          616,101          499,519
                                                                      -----------     -----------     ------------     ------------
                                                   TOTAL EXPENSES       5,149,061       3,182,065       12,761,628        8,844,236
                                                                      -----------     -----------     ------------     ------------
                                           INVESTMENT INCOME, NET      50,435,135      40,552,504      143,631,076      108,472,428
                                                                      -----------     -----------     ------------     ------------
REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on :
    Real estate properties .......................................     (1,849,467)             --         (750,047)              --

    Marketable securities ........................................      2,609,001        (241,717)       3,002,430         (330,902)
                                                                      -----------     -----------     ------------     ------------

                          Net realized gain (loss) on investments         759,534        (241,717)       2,252,383         (330,902)
                                                                      -----------     -----------     ------------     ------------
  Net change in unrealized appreciation (depreciation) on:
    Real estate properties .......................................      2,520,743       8,918,621         (180,174)      17,104,717
    Real estate joint venture ....................................        122,328         173,358          107,765          173,358

    Marketable securities ........................................    (10,703,063)      5,921,339         (873,553)      17,383,119
                                                                      -----------     -----------     ------------     ------------

                            Net change in unrealized appreciation
                                    (depreciation) on investments      (8,059,992)     15,013,318         (945,962)      34,661,194
                                                                      -----------     -----------     ------------     ------------
                                      NET REALIZED AND UNREALIZED
                                       GAIN (LOSS) ON INVESTMENTS      (7,300,458)     14,771,601        1,306,421       34,330,292
                                                                      -----------     -----------     ------------     ------------
                        NET INCREASE IN NET ASSETS RESULTING FROM
                              OPERATIONS BEFORE MINORITY INTEREST      43,134,677      55,324,105      144,937,497      142,802,720
Minority interest in net increase in net assets
   resulting from operations .....................................       (213,578)             --         (661,601)              --
                                                                      -----------     -----------     ------------     ------------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS     $42,921,099     $55,324,105     $144,275,896     $142,802,720
                                                                      ===========     ===========     ============     ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2001              2000              2001              2000
                                                              ---------------   ---------------   ---------------   ---------------
FROM OPERATIONS
  Investment income, net ...................................  $    50,435,135   $    40,552,504   $   143,631,076   $   108,472,428
  Net realized gain (loss) on investments ..................          759,534          (241,717)        2,252,383          (330,902)
  Net change in unrealized
    appreciation (depreciation) on investments .............       (8,059,992)       15,013,318          (945,962)       34,661,194
  Minority interest in net increase in net assets
   resulting from operations ...............................         (213,578)               --          (661,601)               --
                                                              ---------------   ---------------   ---------------   ---------------
                                  NET INCREASE IN NET ASSETS
                                   RESULTING FROM OPERATIONS       42,921,099        55,324,105       144,275,896       142,802,720
                                                              ---------------   ---------------   ---------------   ---------------
FROM PARTICIPANT TRANSACTIONS
  Premiums .................................................       64,683,385        35,830,433       179,047,438       117,271,493
  Net transfers from TIAA ..................................       (8,847,320)        9,549,641         2,832,842        28,445,126
  Net transfers from CREF Accounts .........................      122,867,598       113,564,961       399,824,442       260,057,798
  Annuity and other periodic payments ......................       (2,883,656)       (1,932,511)       (8,395,796)       (5,705,107)
  Withdrawals and death benefits ...........................      (16,182,680)      (10,787,866)      (47,755,088)      (35,181,565)
                                                              ---------------   ---------------   ---------------   ---------------
                        NET INCREASE IN NET ASSETS RESULTING
                               FROM PARTICIPANT TRANSACTIONS      159,637,327       146,224,658       525,553,838       364,887,745
                                                              ---------------   ---------------   ---------------   ---------------
                                  NET INCREASE IN NET ASSETS      202,558,426       201,548,763       669,829,734       507,690,465
NET ASSETS
  Beginning of period ......................................    2,854,393,379     2,001,624,130     2,387,122,071     1,695,482,428
                                                              ---------------   ---------------   ---------------   ---------------
  End of period ............................................  $ 3,056,951,805   $ 2,203,172,893   $ 3,056,951,805   $ 2,203,172,893
                                                              ===============   ===============   ===============   ===============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        2001             2000             2001             2000
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in net assets resulting from operations .........   $  42,921,099    $  55,324,105    $ 144,275,896    $ 142,802,720
  Adjustments to reconcile net increase in net assets
      resulting from operations to net cash used in
      operating activities:
   Increase in investments .....................................    (203,417,494)    (206,846,313)    (679,347,318)    (518,504,709)
   Decrease (increase) in other assets .........................      (4,577,027)         854,164       (4,356,843)       4,140,292
   Increase (decrease) in other liabilities ....................      (1,429,831)             173         (500,208)         468,163
   Increase in accrued real estate property level
      expenses and taxes .......................................       4,403,086        3,822,037        8,472,239        4,795,844
   Increase in security deposits held ..........................         442,037          476,584        1,097,558          937,401
   Increase in minority interest ...............................         314,817               --        4,088,972               --
                                                                   -------------    -------------    -------------    -------------
                                                NET CASH USED IN
                                            OPERATING ACTIVITIES    (161,343,313)    (146,369,250)    (526,269,704)    (365,360,289)
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums .....................................................      64,683,385       35,830,433      179,047,438      117,271,493
  Net transfers from TIAA ......................................      (8,847,320)       9,549,641        2,832,842       28,445,126
  Net transfers from CREF Accounts .............................     122,867,598      113,564,961      399,824,442      260,057,798
  Annuity and other periodic payments ..........................      (2,883,656)      (1,932,511)      (8,395,796)      (5,705,107)
  Withdrawals and death benefits ...............................     (16,182,680)     (10,787,866)     (47,755,088)     (35,181,565)
                                                                   -------------    -------------    -------------    -------------
                                            NET CASH PROVIDED BY
                                        PARTICIPANT TRANSACTIONS     159,637,327      146,224,658      525,553,838      364,887,745
                                                                   -------------    -------------    -------------    -------------

                                            NET DECREASE IN CASH      (1,705,986)        (144,592)        (715,866)        (472,544)
CASH
  Beginning of period ..........................................       1,705,986          289,647          715,866          617,599
                                                                   -------------    -------------    -------------    -------------
  End of period ................................................   $          --    $     145,055    $          --    $     145,055
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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements may require management to make estimates and assumptions that affect the financial statements. Actual results may differ from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account, which are in conformity with accounting principles generally accepted in the United States.

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

NOTE 4--REAL ESTATE PROPERTIES

Had the Account's real estate property which was purchased during the nine months ended September 30, 2001 been acquired at the beginning of the period (January 1, 2001), rental income and real estate property level expenses and taxes for the nine months ended September 30, 2001 would have increased by approximately $11,775,000 and $4,220,000, respectively. In addition, interest income for the nine months ended September 30, 2001 would have decreased by approximately $5,405,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 2001 would have been an increase of approximately $2,150,000, if the real estate property acquired during the nine months ended September 30, 2001 had been acquired at the beginning of the period.

NOTE 5--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                 Years Ending
                 December 31,
                 2001                     $  169,293,000
                 2002                        174,743,000
                 2003                        162,201,000
                 2004                        142,250,000
                 2005                        119,704,000
                 Thereafter                  330,472,000
                                          --------------

                 Total                    $1,098,663,000
                                          ==============

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

                                                  FOR THE
                                                NINE MONTHS
                                                   ENDED                          FOR THE YEARS ENDED DECEMBER 31,
                                               SEPTEMBER 30,   --------------------------------------------------------------------
                                                   2001 (1)        2000           1999          1998          1997          1996
                                                -----------    -----------    -----------    ----------    ----------    ----------
(Unaudited)
Per Accumulation Unit data:
 Rental income ..............................   $    11.035    $    14.530    $    12.168    $   10.425    $    7.288    $    6.012
 Real estate property
   level expenses and taxes .................         3.477          4.674          3.975         3.403         2.218         1.850
                                                -----------    -----------    -----------    ----------    ----------    ----------
                      Real estate income, net         7.558          9.856          8.193         7.022         5.070         4.162
 Income from real estate joint venture ......         0.086          0.056             --            --            --            --
 Dividends and interest .....................         1.548          2.329          2.292         3.082         2.709         3.309
                                                -----------    -----------    -----------    ----------    ----------    ----------
                                 Total income         9.192         12.241         10.485        10.104         7.779         7.471
 Expense charges (2) ........................         0.750          0.998          0.853         0.808         0.580         0.635
                                                -----------    -----------    -----------    ----------    ----------    ----------
                       Investment income, net         8.442         11.243          9.632         9.296         7.199         6.836
 Net realized and unrealized
   gain on investments ......................         0.149          3.995          1.164         0.579         3.987         1.709
                                                -----------    -----------    -----------    ----------    ----------    ----------
 Net increase in
   Accumulation Unit Value ..................         8.591         15.238         10.796         9.875        11.186         8.545
 Accumulation Unit Value:
   Beginning of year ........................       158.206        142.968        132.172       122.297       111.111       102.566
                                                -----------    -----------    -----------    ----------    ----------    ----------
   End of period ............................   $   166.797    $   158.206    $   142.968    $  132.172    $  122.297    $  111.111
                                                ===========    ===========    ===========    ==========    ==========    ==========

Total return ................................          5.43%         10.66%          8.17%         8.07%        10.07%         8.33%
Ratios to Average Net Assets:
   Expenses (2) .............................          0.47%          0.67%          0.63%         0.64%         0.58%         0.61%
   Investment income, net ...................          5.24%          7.50%          7.13%         7.34%         7.25%         6.57%
Portfolio turnover rate:
   Real estate properties ...................          1.02%          3.87%          4.46%            0%            0%            0%
   Securities ...............................         32.67%         32.86%         27.68%        24.54%         7.67%        15.04%
Thousands of Accumulation Units
   outstanding at end of period .............        17,681         14,605         11,487         8,834         6,313         3,296

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2001 would be $4.227 ($5.672, $4.828, $4.211, $2.798 and $2.485 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2001 would be 2.62% (3.79%, 3.58%, 3.32%, 2.82% and 2.39% for the years ended December 31, 2000,  1999,  1998, 1997 and 1996,  respectively).

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:


                                                    FOR THE
                                                   NINE MONTHS
                                                      ENDED          FOR THE
                                                  SEPTEMBER 30,        YEAR
                                                      2001            ENDED
                                                  -------------    DECEMBER 31,
                                                   (Unaudited)         2000
                                                                    ----------
Accumulation Units:
  Credited for premiums .......................     1,096,415        1,074,708
  Credited for transfers, net disbursements
    and amounts applied to the Annuity Fund ...     1,979,569        2,042,605
  Outstanding:
    Beginning of year .........................    14,604,673       11,487,360
                                                   ----------       ----------
    End of period .............................    17,680,657       14,604,673
                                                   ==========       ==========
NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2001, the Account had two outstanding commitments totaling approximately $66 million to purchase real estate properties, and one outstanding commitment totaling $11 million to sell a real estate property.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2001


REAL ESTATE PROPERTIES--70.01%
LOCATION / DESCRIPTION                                                VALUE
-------------------------------                                  ---------------
ARIZONA:
    Biltmore Commerce Center - Office building ................  $    30,604,812
    Southbank Building - Office building ......................       13,500,000
CALIFORNIA:
    88 Kearny Street - Office building ........................       84,189,224
    Cabot Industrial Portfolio - Industrial building ..........       31,318,516
    Eastgate Distribution Center - Industrial building ........       14,300,000
    Larkspur Courts - Apartments ..............................       56,200,000
    Northpoint Commerce Center - Industrial building ..........       38,800,000
    Ontario Industrial Properties - Industrial building .......      108,000,000
    Westcreek - Apartments ....................................       17,700,000
COLORADO:
    Arapahoe Park East - Industrial building ..................       13,609,395
    The Lodge at Willow Creek - Apartments ....................       32,300,000
    Monte Vista - Apartments ..................................       21,861,135
FLORIDA:
    Carolina Apartments - Apartments ..........................       17,285,637
    Golfview - Apartments .....................................       27,400,000
    The Greens at Metrowest - Apartments ......................       14,000,000
    Maitland Promenade One - Office building ..................       39,000,000
    Plantation Grove - Shopping center ........................        7,600,000
    Quiet Waters Apartments - Apartments ......................       19,092,988
    Royal St. George - Apartments .............................       16,400,000
    Sawgrass Portfolio - Office building ......................       55,200,000
    South Florida Apartment Portfolio- Apartments .............       44,111,158
    Westinghouse Facility  - Industrial building ..............        5,300,000
GEORGIA:
    Atlanta Industrial Portfolio - Industrial building ........       40,519,744
ILLINOIS:
    Chicago Industrial Portfolio - Industrial building ........       42,600,000
    Columbia Center III - Office building .....................       39,500,000
    Parkview Plaza - Office building ..........................       52,500,000
    Rolling Meadows - Shopping center .........................       12,390,000
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building ..............       53,600,000
MARYLAND:
    FedEx Distribution Facility - Industrial building .........        7,600,000
    Longview Executive Park - Office building .................       28,014,149
    Saks Distribution Center - Industrial building ............       31,080,000
MASSACHUSETTS
  Batterymarch Park II - Office building ......................       18,004,125
    Needham Corporate Center - Office building ................       28,156,460
MICHIGAN:
    Indian Creek - Apartments .................................       17,250,000
MINNESOTA:
    Interstate Crossing - Industrial building .................        6,548,695
    River Road Distribution Center - Industrial building ......        4,050,000
NEVADA:
    UPS Distribution Facility - Industrial building ...........       11,100,000

LOCATION / DESCRIPTION                                               VALUE
-----------------------                                        ----------------
NEW JERSEY:
    10 Waterview Boulevard - Office building ...............  $    30,400,000
    371 Hoes Lane - Office building ........................       14,700,000
    Konica Photo Imaging Headquarters - Industrial
      building .............................................       17,500,000
    Morris Corporate Center III - Office building ..........      105,333,000
    South River Road Industrial - Industrial building ......       33,100,000
NEW YORK:
    780 Third Avenue - Office building .....................      179,000,000
    The Colorado - Apartments ..............................       60,553,166
NORTH CAROLINA:
    Lynnwood Collection - Shopping center ..................        7,900,000
    Millbrook Collection - Shopping center .................        7,200,000
OHIO:
    Bent Tree - Apartments .................................       14,508,675
    Bisys Fund Services Building - Office building .........       20,295,005
    Columbus Portfolio - Office building ...................       30,343,805
    Northmark Business Center - Office building ............       12,900,000
OREGON:
    Five Centerpointe - Office building ....................       18,666,680
PENNSYLVANIA:
    Lincoln Woods - Apartments .............................       24,600,000
TEXAS:
    Butterfield Industrial Park - Industrial building ......        4,805,590(1)
    Dallas Industrial Portfolio - Industrial building ......       97,283,006
    The Legends at Chase Oaks- Apartments ..................       26,000,000
UTAH:
    Landmark at Salt Lake City - Industrial building .......       14,450,000
VIRGINIA:
    Ashford Meadows - Apartments ...........................       64,400,000
    Fairgate at Ballston - Office building .................       30,650,969
    Monument Place - Office building .......................       36,100,000
    River Oaks - Shopping center ...........................       11,012,829
WASHINGTON:
    The Bay Court at Harbour Pointe - Apartments ...........       36,500,000
WASHINGTON DC:
    1801 K Street N W - Office building ....................      149,198,071
                                                              ---------------

    TOTAL REAL ESTATE PROPERTIES   (Cost $2,067,155,954) ...    2,148,086,834
                                                              ---------------

(1)    Leasehold interest only


REAL ESTATE JOINT VENTURE--0.86%
  Teachers REA IV, LLC, which owns
    Tyson's Executive Plaza II (50% Account Interest) ......       26,301,767
                                                              ---------------

    TOTAL REAL ESTATE JOINT VENTURE (Cost $24,832,709) .....       26,301,767
                                                              ---------------


MORTGAGES--0.15%
  The Georgetown Company - a 90% participation in a
  construction loan with a total commitment of $13 million,
  bearing interest payable monthly at LIBOR plus 200
  basis points, currently 5.50%, due April 1, 2003 with an
  option to extend to April 1, 2004 ........................        4,779,096
                                                              ---------------

    TOTAL MORTGAGES (Cost $4,779,096) ......................        4,779,096
                                                              ---------------

MARKETABLE SECURITIES--28.98%

REAL ESTATE INVESTMENT TRUSTS--4.70%
SHARES          ISSUER                                                VALUE
------          ------                                                -----
     40,400     Alexandria Real Estate Equities, Inc. .........  $     1,593,780
    205,000     AMB Property Corporation ......................        5,022,500
     50,200     AMB Property Corp Series A Pfd. ...............        1,265,040
    120,000     Apartment Investment & Management Co ..........        5,431,200
    230,700     Archstone Communities Trust ...................        6,021,270
     95,000     Avalonbay Communities, Inc. ...................        4,536,250
    276,800     Boston Properties, Inc. .......................       10,554,384
    230,400     Brandywine Realty Trust .......................        4,914,432
    130,000     Carramerica Realty Series B Pfd. ..............        3,146,000
     96,800     Centerpoint Properties Corp. ..................        4,622,200
     15,000     Charles E. Smith Residential Realty ...........          772,500
     82,900     Chateau Communities, Inc. .....................        2,441,405
    266,900     Cousins Properties, Inc. ......................        6,605,775
    271,300     Duke-Weeks Realty Corp. .......................        6,427,097
    583,533     Equity Office Properties Trust ................       18,673,056
    196,700     Equity Residential Properties Trust Co. .......       11,487,280
    135,200     Hilton Hotels Corp. ...........................        1,061,320
      4,000     Home Properties of New York, Inc. .............          126,560
     80,000     Hospitality Properties Trust ..................        1,926,400
    297,800     Host Marriott Corp (New) ......................        2,099,490
     93,500     Kimco Realty Corp. ............................        4,539,425
    161,650     Macerich Company ..............................        3,572,465
     82,100     Manufactured Home Communities, Inc. ...........        2,497,482
    190,000     Mission West Properties Inc. ..................        2,280,000
    336,600     Prologis Trust ................................        7,102,260
    130,400     Public Storage, Inc. ..........................        4,355,360
    179,000     Reckson Associates Realty Corp. ...............        4,322,850
    280,900     Simon Property Group, Inc. ....................        7,559,019
    264,000     Starwood Hotels & Resorts Worldwide ...........        5,808,000
      2,800     Storage U.S.A.,Inc ............................          110,880
     95,000     Sun Communities, Inc. .........................        3,481,750
                                                                 ---------------

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $143,902,106) .......      144,357,430
                                                                 ---------------


COLLATERALIZED MORTGAGE BACKED SECURITIES--2.97%
PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE
---------       --------------------------------------
$11,000,000     Ball 2001-116A B
                 4.654% 09/17/05 ..............................       11,000,000
 10,000,000     GSMS 2001-Rock A2FL
                 3.940% 05/03/11 ..............................        9,925,000
 10,000,000     JPMCC 2001-FL1A B
                 3.890% 06/13/13 ..............................        9,986,000
 10,000,000     MSDW Capital
                 3.960% 02/03/11 ..............................        9,994,000
  8,000,000     MSDWC 2001 -FRMA C
                 4.130% 07/12/16 ..............................        7,995,200
  7,500,000     MSDWC 2001 -SGMA B
                 4.000% 07/11/11 ..............................        7,495,500
 10,000,000     Opryland Hotel Trust
                 4.040% 04/01/04 ..............................        9,990,000

PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE                  VALUE
---------       --------------------------------------                  -----
$ 7,500,000     Strategic Hotel Cap
                 4.680% 04/17/06 ..............................  $     7,340,250
  7,500,000     Strategic Hotel Cap
                 3.920% 04/17/06 ..............................        7,391,250
  5,000,000     Trize 2001 - TZHA A3FL
                 4.010% 03/15/13 ..............................        4,976,500
  5,000,000     USC Oakbrook Trust
                 3.780% 11/01/05 ..............................        4,967,000
                                                                 ---------------

TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES
  (Cost $91,496,484) ..........................................       91,060,700
                                                                 ---------------

COMMERCIAL PAPER--21.31%
PRINCIPAL       ISSUER, COUPON AND MATURITY DATE
---------       --------------------------------
25,000,000     Abbot Laboratories
                3.43% 10/09/01 ................................       24,980,140
40,000,000     American Honda Finance, Corp
                3.56% 10/19/01 ................................       39,939,332
15,700,000     Asset Securitization Cooperative Corp
                2.45% 10/18/01 ................................       15,677,323
25,000,000     Asset Securitization Cooperative Corp
                2.60% 11/20/01 ................................       24,907,618
20,000,000     Canadian Imperial Holdings Inc
                2.45% 10/19/01 ................................       19,969,666
  6,700,000    Corporate Asset Funding Corp, Inc
                3.43 % 10/25/01 ...............................        6,686,935
32,604,000     Delaware Funding Corp
                3.48% 10/15/01 ................................       32,563,969
50,000,000     Enterprise Funding Corp
                3.52% 10/02/01 ................................       49,982,555
44,500,000     Federal Home Loan Banks
                2.75% 10/05/01 ................................       44,475,253
 1,300,000     Federal Home Loan Banks
                2.75% 10/05/01 ................................        1,299,277
 2,500,000     Federal Home Loan Banks
                3.49% 10/10/01 ................................        2,497,725
 6,000,000     Federal Home Loan Banks
                3.49% 10/31/01 ................................        5,986,250
50,000,000     Federal Home Loan Mortgage Corp
                2.75% 10/09/01 ................................       49,958,290
35,000,000     Federal Home Loan Mortgage Corp
                3.53% 10/25/01 ................................       34,931,487
23,300,000     Federal Home Loan Mortgage Corp
                3.34% 11/21/01 ................................       23,214,023
50,000,000     Federal National Mortgage Association
                3.50% 10/02/01 ................................       49,984,110
42,800,000     Federal National Mortgage Association
                3.50% 10/02/01 ................................       42,786,398
25,000,000     Federal National Mortgage Association
                2.68% 12/06/01 ................................       24,884,520
23,600,000     Gannett, Inc
                3.45% 10/05/01 ................................       23,585,590
36,000,000     Govco Incorporated
                3.25% 10/01/01 ................................       35,990,579
35,000,000     Govco Incorporated
                3.47% 10/19/01 ................................       34,946,916
27,700,000     J.P. Morgan Chase & Co
                2.85% 10/11/01 ................................       27,673,992

PRINCIPAL      ISSUER, COUPON AND MATURITY DATE
---------      --------------------------------
$17,000,000    Merck Inc
                2.50% 10/22/01 ................................  $    16,970,534
 20,000,000    Morgan Stanley Dean Witter
                3.15% 10/05/01 ................................       19,987,788
                                                                 ---------------

  TOTAL COMMERCIAL PAPER (Amortized cost $653,904,324) ........      653,880,270
                                                                 ---------------

TOTAL MARKETABLE SECURITIES (Cost $889,302,914) ...............      889,298,400
                                                                 ---------------

TOTAL INVESTMENTS--100.00% (Cost $2,986,070,673) ..............  $ 3,068,466,097
                                                                 ===============

                See notes to consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     At September 30, 2001, the Account held a total of 63 real estate properties representing 70.9% of the Account's total investment portfolio. These include twenty-two office properties (one of which is held in joint venture), 19 industrial properties, 17 apartment complexes, and 5 neighborhood shopping centers. During the third quarter, the Account purchased one suburban office property, three apartment properties, and sold one industrial property. The Account continues to pursue suitable property acquisitions, and is currently in various stages of negotiations with a number of prospective sellers. While attractive acquisition prospects are available in the current market, there is significant competition for institutional quality real estate.

     As of September 30, 2001, the Account also held investments in commercial paper representing 21.3% of the portfolio, real estate investment trusts (REITs) representing 4.7% of the portfolio, and other real estate related investments, including commercial mortgage-backed securities (CMBS) and a mortgage, representing 3.1% of the portfolio.

     The tragic events of September 11th had no direct impact on the Account's real estate holdings, since the Account does not own any property in the New York City financial district. At present, it is not possible to quantify with any certainty the short-term or long-term future impact these events will have on the economy and the real estate market.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
 NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Account's total net return was 5.43% for the nine months ended September 30, 2001 and 7.68% for the same period in 2000. This decline was due to the performance of each asset type, i.e, real estate, REITs and commercial paper, which was down in the nine months ended 2001 as compared to the same period in 2000.

     The Account's net investment income, after deduction of all expenses, was $143,631,076 for the nine months ended September 30, 2001 and $108,472,428 for the same period in 2000, a 32% increase. This increase was primarily the result of a 39% increase in net assets and a 26% increase in the Account's real estate holdings from September 30, 2000 to September 30, 2001.

     The Account had net realized and unrealized gains on investments of $1,306,421 and $34,330,292 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due to a modest decrease in the aggregate market value of the Account's real estate holdings during the first nine months of 2001, which had increased substantially during the same time period in 2000. In addition, the Account's marketable securities had an unrealized loss on investments in the first nine months of 2001 in contrast with the same period in 2000 where the Account had a substantial unrealized gain on investments.

     The Account's real estate holdings generated approximately 83% and 81% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 2001 and 2000, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

     Gross real estate rental income was $187,666,211 for the nine months ended September 30, 2001 and $139,303,225 for the same period in 2000. This increase was primarily due to the increase in the number of properties owned by the Account from 58 properties as of September 30, 2000 to 63 properties as of September 30, 2001. Interest income on the Account's short and intermediate-term investments for the nine months ended September 30, 2001 and 2000 totaled $19,762,127 and $17,936,645, respectively. Dividend income on the Account's investments in REITs totaled $6,656,243 and $4,904,265, respectively, for the same periods. The increase in interest and dividend income is due to the increase in such investments by the Account as its net asset base grew.

     Total property level expenses for the nine months ended September 30, 2001 were $59,153,040, of which $21,206,800 was attributable to real estate taxes and $37,946,240 was attributable to operating expenses. Total property level expenses for the nine months ended September 30, 2000 were $45,224,860, of which $16,532,575 was attributable to real estate taxes and $28,692,285 represented operating expenses. The increase in property level expenses during the first nine months of 2001 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the nine months ended September 30, 2001 and 2000 of $4,630,562 and $4,133,678, respectively, for investment advisory services, $6,079,000 and $3,200,476, respectively, for administrative and distribution services and $2,052,066 and $1,510,082, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base in the Account and the increased costs associated with administering a larger account.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
 THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Account's total net return was 1.46% for the three months ended September 30, 2001 and 2.67% for the same period in 2000. The lower return in 2001 was due to the performance of each asset type, which was down in the three months ended September 30, 2001 as compared to the same period in 2000. The Account's net investment income, after deduction of all expenses, was $50,435,135 for the three months ended September 30, 2001 and $40,552,504 for the same period in 2000, a 24% increase. This was primarily the result of an increase in net assets and the Account's real estate holdings from September 30, 2000 to September 30, 2001.

     The Account had a net realized and unrealized loss on investments of $7,300,458 for the three months ending September 30, 2001 compared to the net realized and unrealized gains of $14,771,601 for the three months ended September 30, 2000. The difference was due to the decrease in value of the Account's marketable securities and to the smaller increase in the aggregate market value of the Account's real estate holdings in the third quarter 2001 as compared to the third quarter of 2000, when the Account had substantial unrealized appreciation on its real estate properties. The Account posted net unrealized gains on its real estate investments of $2,520,745 and $8,918,621 in the three months ended September 30, 2001 and 2000, respectively. Also, the Account's marketable securities (primarily its REIT holdings) decreased substantially in the third quarter of 2001 compared to an increase in value during the same period in 2000. The Account posted net unrealized losses on its marketable securities of $10,703,063 during the third quarter of 2001, as compared with net unrealized gains of $5,921,339 during the same period in 2000.

     The Account's real estate holdings generated approximately 83% and 82% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 2001 and 2000, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $66,090,617 for the three months ended September 30, 2001 and $52,030,764 for the same period in 2000. The higher real estate income for the 2001 period was due primarily to the increase in the number of properties owned by the Account. Interest income on the Account's short- and intermediate-term investments for the three months ended September 30, 2001 and 2000 totaled $7,034,339 and $6,317,707, respectively. This increase was due primarily to the growth of the Account's assets as of September 30, 2001 compared to the earlier time period. Dividend income on the Account's investments in REITs totaled $2,462,873 and $1,479,219, respectively, for the same periods.

     Total property level expenses for the three months ended September 30, 2001 were $20,536,182, of which $7,406,846 was attributable to real estate taxes and $13,129,336 represented operating expenses. Total property level expenses for the three months ended September 30, 2000 were $16,490,510, of which $5,969,832 was attributable to real estate taxes and $10,520,678 was attributable to operating expenses. The increase in property level expenses during the three month period ended September 30, 2001 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended September 30, 2001 and 2000 of $2,016,288 and $1,525,198, respectively, for investment advisory services, $2,380,124 and $1,125,353, respectively, for administrative and distribution services and $752,649 and $531,514, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses increased as a result of the larger net asset base of the Account for the three months ended September 30, 2001 over the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the nine months ended September 30, 2001 and 2000, the Account received $179,047,288 and $117,271,493, respectively, in premiums and $402,657,284 and
$288,502,924, respectively, in net participant transfers from other TIAA and CREF accounts. The unprecedented volume of net participant's transfers into the Account through the third quarter of 2001 can be attributed to the continued decline in the equity markets during the same time period. At September 30, 2001 and 2000, the Account's liquid assets (i.e., its REITS, short and immediate term investments, government securities and cash) had a value of $889,298,400 and $478,107,886, respectively.

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

(b) REPORTS ON 8-K. The Account did not file a report on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 12, 2001
                                              TIAA REAL ESTATE ACCOUNT

                                              By: TEACHERS INSURANCE AND
                                                  ANNUITY ASSOCIATION OF
                                                  AMERICA

                                              By:  /s/ Lisa Snow
                                                  ------------------------------
                                                  Lisa Snow
                                                  Vice President and
                                                  Chief Counsel, Corporate Law


DATE: November 12, 2001
                                              By:  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)