Form 10-K
period 2001-12-31
TIAA REAL ESTATE ACCOUNT
filed 2002-03-20
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission file numbers 33-92990, 333-13477, 333-22809, 333-59778, and 333-83964

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

       The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors. At December 31, 2001, the Account had 83.0% percent of its portfolio invested in real estate and real estate-related investments (including REITs).

       NET ASSETS AND PORTFOLIO INVESTMENTS. As of December 31, 2001, the Account's net assets totaled $3,213,667,177. Through December 31, 2001 the Account held a total of 65 real estate properties, including 25 office properties (one of which is held in joint venture), 18 industrial properties (including one development project joint venture), 18 apartment complexes, and four neighborhood shopping centers. As of December 31, 2001, these properties represented 73.1% of the Account's total investment portfolio. As of that date, the Account also held investments in commercial paper, representing 17.0% of the portfolio, real estate investment trusts (REITs), representing 4.2% of the portfolio, and other real estate-related investments, including commercial mortgage backed securities (CMBS), a mortgage and one fund investment, representing 5.7% of the portfolio.

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

ITEM 2. PROPERTIES.

       As of December 31, 2001, the Account had 65 properties in its real estate portfolio. The following charts break down the Account's real estate assets by region and property type.

                           EAST       MIDWEST      SOUTH       WEST       TOTAL
                           ----       -------      -----       ----       -----
OFFICE                     35.6%        6.3%        3.8%        7.1%       52.8%
INDUSTRIAL                  4.7%        2.3%        6.3%        9.6%       22.9%
RESIDENTIAL                 6.4%        1.3%        8.9%        6.3%       22.9%
RETAIL                      0.6%        0.5%        0.3%          0         1.4%
TOTAL                      47.3%       10.4%       19.3%       23.0%      100.0%

       In the table below you will find general information about each of the Account's portfolio properties as of December 31, 2001.

                                                                                                       ANNUAL AVG.
                                                                                RENTABLE                BASE RENT
                                                       YEAR        YEAR         AREA         PERCENT   PER LEASED      MARKET
PROPERTY                         LOCATION              BUILT       PURCHASED    (SQ. FT.)    LEASED    SQ. FT.(1)     VALUE(2)
--------                         --------              -----       ---------    ---------    ------    ----------     --------
OFFICE PROPERTIES
780 Third Avenue                 New York, NY          1984        1999          487,501       98%       $46.18    $  177,500,000
1801 K Street                    Washington, DC        1971(3)     2000          564,359       99%       $32.31    $  150,339,845
Ten & Twenty Westport Rd         Wilton, CT            2001        2001          538,840      100%       $25.34    $  140,105,661
Morris Corporate Center III      Parsippany, NJ        1990        2000          525,154       92%       $22.21    $  106,214,595
88 Kearny Street                 San Francisco, CA     1986        1999          228,470       89%       $36.80    $   82,116,702
Sawgrass Portfolio               Sunrise, FL           1997-2000   1997,         344,009      100%       $15.12    $   50,800,000
                                                                   1999-2000
Parkview Plaza(4)                Oakbrook, IL          1990        1997          266,020      100%       $19.11    $   50,500,000
1015 15th Street                 Washington, DC        1978(3)     2001          189,681      100%       $30.91    $   48,736,575
Maitland Promenade One           Maitland, FL          1999        2000          227,814       95%       $21.18    $   39,000,000
Columbia Centre III              Rosemont, IL          1989        1997          238,696       89%       $20.29    $   37,500,000
One Monument Place               Fairfax, VA           1990        1999          219,837      100%       $22.26    $   35,400,000
Biltmore Commerce Center         Phoenix, AZ           1985        1999          262,875       38%       $ 9.30    $   32,295,058
10 Waterview Boulevard           Parsippany, NJ        1984        1999          209,553       98%       $22.70    $   30,400,000
Fairgate at Ballston(4)          Arlington, VA         1988        1997          143,457       99%       $26.63    $   30,300,000
Tysons Executive Plaza II(5)     McLean, VA            1988        2000          252,552      100%       $24.25    $   28,538,029(5)
(held in joint venture)
Columbus Office Portfolio                                --          --          259,626      100%       $12.76    $   28,400,000
 Metro South Building            Dublin, OH            1997        1999           90,726       --        $11.64                --
 Vision Service Plan Building    Eaton, OH             1997        1999           50,000       --        $11.88                --
 One Metro Place                 Dublin, OH            1998        2001          118,900       --        13.99     $           --
Needham Corporate Center         Needham, MA           1987        2001          138,684       97%       $27.68    $   28,294,526
Longview Executive Park(4)       Hunt Valley, MD       1988        1997          258,999      100%       $11.84    $   28,200,800
9 Hutton Centre                  Santa Ana, CA         1990        2001          148,265       91%       $19.68    $   20,448,764
BISYS Fund Services Building     Eaton, OH             1995        1999          155,964      100%       $12.32    $   20,400,000
Five Centerpointe(4)             Lake Oswego, OR       1988        1997          113,971       98%       $22.65    $   18,001,499
Batterymarch Park II             Quincy, MA            1986        2001          104,718       96%       $25.51    $   17,990,854
371 Hoes Lane                    Piscataway, NJ        1986        1997          139,670       83%       $12.35    $   14,700,000
Southbank Building               Phoenix, AZ           1995        1996          122,535      100%       $ 8.75    $   13,565,218
Northmark Business Center(4)     Blue Ash, OH          1985        1997          108,561       95%       $12.53    $   12,200,000
                                                                               ---------                           --------------
SUBTOTAL--OFFICE PROPERTIES                                                    6,249,711                           $1,241,948,126
INDUSTRIAL PROPERTIES
Ontario Portfolio                                                              2,698,717      100%        $ 3.40   $  108,000,000
 Timberland Building             Ontario, CA           1998        1998          414,435                                       --
 5200 Airport Drive              Ontario, CA           1997        1998          404,500                                       --
 1200 S. Etiwanda Ave.           Ontario, CA           1998        1998          223,170                                       --
 Park Mira Loma West             Mira Loma, CA         1998        1998          557,500                                       --
 Wineville Center Buildings      Mira Loma, CA         1999        2000        1,099,112                                       --
Dallas Industrial Portfolio      Dallas and            1997-       2000;       2,609,031       94%        $ 2.72   $   97,245,850
(formerly Parkwest Center)        Coppell, TX          2000        2001

                                                                                                       ANNUAL AVG.
                                                                                RENTABLE                BASE RENT
                                                       YEAR        YEAR         AREA         PERCENT   PER LEASED      MARKET
PROPERTY                         LOCATION              BUILT       PURCHASED    (SQ. FT.)    LEASED    SQ. FT.(1)     VALUE(2)
--------                         --------              -----       ---------    ---------    ------    ----------     --------
INDUSTRIAL PROPERTIES (CONTINUED)
IDI Kentucky Portfolio                                                            1,437,022     100%     $ 2.80    $   53,600,000
(formerly, Parkwest Int'l)
 Building C                      Hebron, KY            1998        1998           520,000                                   -
 Building D                      Hebron, KY            1998        1998           184,800                                   -
 Building E                      Hebron, KY            2000        2000           207,222                                   -
 Building J                      Hebron, KY            2000        2000           525,000                                   -
Chicago Industrial Portfolio     Chicago and           1997-       1998;          866,064     100%       $ 4.18    $   42,591,186
(consolidation of Rockrun,        Joliet, IL           2000        2000
Glen Pointe and Woodcreek
Business Parks)
Atlanta Industrial Portfolio     Lawrenceville, GA     1996-99     2000         1,145,693      84%       $ 2.79    $   40,459,044
Northpointe Commerce Center      Fullerton, CA         1990-94     2000           612,023     100%       $ 5.90    $   37,456,149
Cabot Industrial Portfolio       Rancho                2001(6)     2000; 2001     641,475     100%       $ 2.42    $   34,363,752(6)
(under development and            Cucamonga, CA
held in joint venture)
South River Road Industrial      Cranbury, NJ          1999        2001           626,071     100%(7)    $ 2.30    $   32,688,565
Konica Photo Imaging             Mahwah, NJ            1999        1999           168,000     100%       $ 9.43    $   17,700,000
 Headquarters
Eastgate Distribution Center     San Diego, CA         1996        1997           200,000     100%       $ 5.21    $   14,500,000
Landmark at Salt Lake City       Salt Lake City, UT    2000        2000           328,508     100%       $ 3.98    $   13,600,000
Building #4
Arapahoe Park East               Boulder, CO           1979-82     1996           129,425     100%       $10.18    $   13,100,000
UPS Distribution Facility        Fernley, NV           1998        1998           256,000     100%       $ 3.54    $   11,100,000
FedEx Distribution Facility      Crofton, MD           1998        1998           111,191     100%       $ 6.39    $    7,600,000
Westinghouse Facility            Coral Springs, FL     1997        1997            75,630     100%       $ 7.29    $    5,300,000
Interstate Crossing              Eagan, MN             1995        1996           131,380     100%       $ 4.01    $    6,504,740
Butterfield Industrial Park      El Paso, TX           1980-81     1995           183,510     100%        $ 2.96   $    4,700,000
River Road Distribution Center   Fridley, MN           1995        1995           100,456     100%        $ 3.49   $    4,131,571
                                                                               ----------                          --------------
SUBTOTAL--INDUSTRIAL PROPERTIES                                                12,320,196                          $  544,640,857
RETAIL PROPERTIES

Rolling Meadows                  Rolling Meadows, IL   1957(3)     1997           130,909      99%       $ 9.07    $   12,390,000
Lynnwood Collection              Raleigh, NC           1988        1996            86,362      96%       $ 7.53    $    7,900,000
Millbrook Collection             Raleigh, NC           1988        1996           102,221      84%       $ 6.04    $    7,200,000
Plantation Grove                 Ocoee, FL             1995        1995            73,655     100%       $10.01    $    7,700,000
                                                                               ----------                          --------------
SUBTOTAL--RETAIL PROPERTIES                                                       393,147                          $   35,190,000
                                                                               ----------                          --------------
SUBTOTAL--COMMERCIAL PROPERTIES                                                18,968,054                          $1,821,778,983
RESIDENTIAL PROPERTIES(8)

Ashford Meadows Apartments       Herndon, VA           1998        2000               NA       91%           NA    $   64,195,500
The Colorado                     New York, NY          1987        1999               NA       93%           NA    $   60,500,000
Larkspur Courts Apartments       Larkspur, CA          1991        1999               NA       96%           NA    $   53,200,000
South Florida Apartment          Boca Raton and        1986        2001               NA       97%           NA    $   46,700,000
Portfolio                        Plantation, FL
Doral Pointe Apartments          Miami, FL             1990        2001               NA       97%           NA    $   45,341,796
Lodge at Willow Creek            Douglas County, CO    1997        1997               NA       88%           NA    $   32,000,000
Golfview Apartments              Lake Mary, FL         1998        1998               NA       87%           NA    $   27,050,000

                                                                                                       ANNUAL AVG.
                                                                                RENTABLE                BASE RENT
                                                       YEAR        YEAR         AREA         PERCENT   PER LEASED      MARKET
PROPERTY                         LOCATION              BUILT       PURCHASED    (SQ. FT.)    LEASED    SQ. FT.(1)     VALUE(2)
--------                         --------              -----       ---------    ---------    ------    ----------     --------
RESIDENTIAL PROPERTIES(8) (CONTINUED)

The Legends at Chase Oaks        Plano, TX             1997        1998               NA       96%           NA    $   26,000,000
Lincoln Woods                    Lafayette Hill, PA    1991        1997               NA       92%           NA    $   24,800,000
Kenwood Mews Apartments          Burbank, CA           1991        2001               NA       97%           NA    $   22,686,216
Monte Vista                      Littleton, CO         1995        1996               NA       98%           NA    $   21,800,000
Westcreek Apartments             Westlake Village, CA  1988        1997               NA       91%           NA    $   17,900,000
Carolina Apartments              Margate, FL           1993        2001               NA       94%           NA    $   17,600,000
Indian Creek Apartments          Farmington Hills, MI  1988        1998               NA       96%           NA    $   16,800,000
Royal St. George                 W. Palm Beach, FL     1995        1996               NA       98%           NA    $   16,400,000
Quiet Waters Apartments          Deerfield Beach, FL   1995        2001               NA       96%           NA    $   16,100,000
Bent Tree Apartments             Columbus, OH          1987        1998               NA       85%           NA    $   14,500,000
The Greens at Metrowest          Orlando, FL           1990        1995               NA       91%           NA    $   14,100,000
                                                                                                                  ---------------
SUBTOTAL--RESIDENTIAL PROPERTIES                                                      NA                           $  537,673,512
                                                                              ----------                          ---------------
TOTAL--ALL PROPERTIES                                                         18,968,055                          $ 2,359,452,495
                                                                              ==========                          ===============

(1) Based on total contractual rent on leases existing at December 31, 2001. For those properties purchased in 2001, the number was derived by annualizing the rents charged by the Account since acquiring the property.

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

(6) The property is held in a 80%/20% joint venture with Cabot Industrial Trust, and consists of one completed building and one under development. The existing building is at market value and the property under development is currently valued at cost. It is anticipated that the building under development will be ready for occupancy in 2002.

(7) One tenant representing 17% of the space filed for bankruptcy protection and has vacated its space.

(8) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.

COMMERCIAL (NON-RESIDENTIAL) PROPERTIES

       IN GENERAL. At December 31, 2001, the Account held 47 commercial (non-residential) properties in its portfolio. None of these properties is subject to a mortgage, and although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

       At December 31, 2001, the Account's office property portfolio consisted of 25 office properties located in metropolitan areas throughout the United States (including one property held in a 50%/50% joint venture). The office properties together are approximately 92 percent leased with 549 leases.

       At December 31, 2001, the Account's industrial property portfolio consisted of 18 properties (including one which is held in an 80%/20% joint venture and is currently under development) used primarily for warehousing, distribution, or light manufacturing activities. The Account's industrial properties together are 99 percent leased with 107 leases.

       At December 31, 2001, the Account's retail property portfolio consisted of four neighborhood shopping centers, each of which is anchored by a supermarket tenant. These retail properties together are approximately 95 percent leased with 57 leases.

RESIDENTIAL PROPERTIES

       The Account's residential property portfolio currently consists of 17 first class or luxury multi-family garden apartment complexes and one high rise apartment building for a total of 18 properties. None of the properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

       In the following table you will find more detailed information regarding the apartment complexes in the Account's portfolio as of December 31, 2001.

================================================================================================================================
                                                                                             AVERAGE      AVG. RENT
                                                                                NUMBER      UNIT SIZE     PER UNIT/   PERCENT
             PROPERTY                                  LOCATION                OF UNITS   (SQUARE FEET)   PER MONTH    LEASED
--------------------------------------------------------------------------------------------------------------------------------
   Ashford Meadows Apartments                Herndon, VA                         440          1,050        $1,315       91%
   The Colorado                              New York, NY                        256            632        $2,434       93%
   Larkspur Courts Apartments                Larkspur, CA                        248          1,001        $2,247       96%
   South Florida Apartment Portfolio         Boca Raton and Plantation, FL       500            888        $  980       97%
   Lodge at Willow Creek                     Douglas County, CO                  316          1,001        $1,055       88%
   Golfview Apartments                       Lake Mary, FL                       276          1,139        $1,116       87%
   The Legends at Chase Oaks                 Plano, TX                           346            972        $1,037       96%
   Lincoln Woods                             Lafayette Hill, PA                  216            773        $1,206       92%
   Monte Vista                               Littleton, CO                       219            888        $1,049       98%
   Indian Creek Apartments                   Farmington Hills, MI                196          1,139        $  999       96%
   Westcreek Apartments                      Westlake Village, CA                126            948        $1,490       91%
   Royal St. George                          West Palm Beach, FL                 224            870        $  884       98%
   Bent Tree Apartments                      Columbus, OH                        256            928        $  745       85%
   The Greens at Metrowest                   Orlando, FL                         200            920        $  857       91%
   Carolina Apartments                       Margate, FL                         208          1,026        $  961       94%
   Quiet Waters Apartments                   Deerfield Beach, FL                 200          1,048        $1,019       96%
   Doral Pointe                              Miami, FL                           440          1,130        $1,101       97%
   Kenwood Mews                              Burbank, CA                         141            942        $1,283       97%
================================================================================================================================

RECENT PROPERTY PURCHASES AND SALES

       On January 31, 2002, the Account sold one office building (the Southbank Building) located in Phoenix, Arizona for approximately $13 million. The Account had purchased the building in February, 1996 at a cost of approximately $10.1 million.

ITEM 3. LEGAL PROCEEDINGS. There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
        MATTERS.

       (a) MARKET INFORMATION. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 2001 to December 31, 2001, the high and low accumulation unit values for the Account were $168.7811 and $158.2119, respectively.

       (b) APPROXIMATE NUMBER OF HOLDERS. The number of contractowners at February 28, 2002 was 367,694.

       (c)    DIVIDENDS. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

       The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.

                                                                                                                       JULY 3, 1995
                                                                                                                    (COMMENCEMENT OF
                                                                                                                        OPERATIONS)
                                  YEAR ENDED     YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED       TO
                                 DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                     2001           2000          1999          1998           1997           1996          1995
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
Investment income:
  Real estate income, net:
    Rental income .............. $256,755,315   $195,537,993  $132,316,878  $ 81,009,203   $ 44,342,342   $ 10,951,183  $    165,762
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
    Real estate property level
      expenses and taxes:
    Operating expenses .........   52,456,479     40,056,716    27,334,060    17,339,706      9,024,240      2,116,334        29,173
    Real estate taxes ..........   29,670,456     22,851,890    15,892,736     9,103,637      4,472,311      1,254,163        14,659
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
      Total real estate
      property level expenses
      and taxes ................   82,126,935     62,908,606    43,226,796    26,443,343     13,496,551      3,370,497        43,832
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
      Real estate income, net ..  174,628,380    132,629,387    89,090,082    54,565,860     30,845,791      7,580,686       121,930
Income from real estate
  joint venture ................    2,251,593        756,133            --            --             --             --            --
Dividends and interest .........   33,687,343     31,334,291    24,932,733    23,943,728     16,486,279      6,027,486     2,828,900
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
      Total investment income ..  210,567,316    164,719,811   114,022,815    78,509,588     47,332,070     13,608,172     2,950,830
Expenses .......................   17,191,929     13,424,566     9,278,410     6,274,594      3,526,545      1,155,796       310,433
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
      Investment income, net ...  193,375,387    151,295,245   104,744,405    72,234,994     43,805,525     12,452,376     2,640,397
Net realized and unrealized
  gain on investments ..........  (23,344,613)    54,147,449     9,834,743     7,864,659     18,147,053      3,330,539        35,603
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
Net increase in net assets
  resulting from operations
  before minority interest .....  170,030,774    205,442,694   114,579,148    80,099,653     61,952,578     15,782,915     2,676,000
Minority interest in net
  increase in net assets
  resulting from operations ....     (811,789)            --     1,364,619    (3,487,991)    (1,881,178)            --            --
Net increase in net assets
  resulting from participant
  transactions .................  657,326,121    486,196,949   383,171,774   333,936,510    356,052,262    233,653,793   117,582,345
                                 ------------   ------------  ------------  ------------   ------------   ------------  ------------
Net increase in net assets ..... $826,545,106   $691,639,643  $499,115,541  $410,548,172   $416,123,662   $249,436,708  $120,258,345
                                 ============   ============  ============  ============   ============   ============  ============

                                                                             DECEMBER 31,
                                 2001            2000            1999            1998          1997          1996          1995
                            --------------  --------------  --------------  --------------  ------------  ------------  ------------
Total assets .............  $3,270,384,450  $2,423,100,402  $1,719,457,715  $1,229,603,431  $815,760,825  $426,372,007  $143,177,421
Total liabilities and
  minority interest ......      56,717,273      35,978,331      23,975,287      33,236,544    29,942,110    56,676,954    22,919,076
                            --------------  --------------  --------------  --------------  ------------  ------------  ------------
Total net assets .........  $3,213,667,177  $2,387,122,071  $1,695,482,428  $1,196,366,887  $785,818,715  $369,695,053  $120,258,345
                            ==============  ==============  ==============  ==============  ============  ============  ============
Accumulation units
  outstanding ............      18,456,445      14,604,673      11,487,360       8,833,911     6,313,015     3,295,786     1,172,498
                                ==========      ==========      ==========       =========     =========     =========     =========
Accumulation
  unit value .............         $168.16         $158.21         $142.97         $132.17       $122.30       $111.11       $102.57
                                   =======         =======         =======         =======       =======       =======       =======

QUARTERLY SELECTED FINANCIAL INFORMATION

The following is selected financial information for the Account for each full quarter within the past two calendar years:

                                                                   2001
                                                        FOR THE THREE MONTHS ENDED
                                    MARCH 31           JUNE 30         SEPTEMBER 30        DECEMBER 31
                                  -----------        -----------        -----------        -----------
Investment income, net            $45,264,635        $47,931,306        $50,435,135        $49,744,311
Net realized gain (loss)
  on investments                      978,396            514,453            759,534         (3,522,087)
Net unrealized gain
  on investments                   (4,436,522)        11,550,552         (8,059,992)       (21,128,947)
                                  -----------        -----------        -----------        -----------
Minority interest in
  net increase in net assets
  resulting from operations                --           (448,023)          (213,578)          (150,188)
                                  -----------        -----------        -----------        -----------
Net increase in net assets
  resulting from operations       $41,806,509        $59,548,288        $42,921,099        $24,943,089
                                  ===========        ===========        ===========        ===========
Total return                             1.67%              2.21%              1.46%              0.82%
                                         ====               ====               ====               ====

                                                                   2000
                                                        FOR THE THREE MONTHS ENDED
                                    MARCH 31           JUNE 30         SEPTEMBER 30        DECEMBER 31
                                  -----------        -----------        -----------        -----------
Investment income, net            $31,774,860        $36,145,064        $40,552,504        $42,822,817
Net realized gain (loss)
  on investments                     (147,448)            58,263           (241,717)         8,606,836
Net unrealized gain
  on investments                    5,603,540         14,044,336         15,013,318         11,210,321
                                  -----------        -----------        -----------        -----------
Net increase in net assets
  resulting from operations       $37,230,952        $50,247,663        $55,324,105        $62,639,974
                                  ===========        ===========        ===========        ===========
Total return                             2.15%              2.67%              2.67%              2.77%
                                         ====               ====               ====               ====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S
                    FINANCIAL CONDITION AND OPERATING RESULTS

       The Account continued its positive growth in 2001, with approximately $3.2 billion in net assets as of year-end 2001. As of December 31, 2001, the Account owned a total of 65 real estate properties, including 25 office properties (one held in joint venture), 18 industrial properties (including one development project joint venture), 18 apartment complexes and four neighborhood shopping centers. At December 31, 2001, these properties represented 73.1% of the Account's total investment portfolio.

       The Account closed 21 real estate transactions in 2001. It purchased 15 properties (seven office properties, including one development project, three industrial properties, and five apartment properties) made one fund investment, and sold five properties (one office, one retail, one apartment, and two industrial properties). The Account continues to pursue suitable properties, and is currently in various stages of negotiations with a number of prospective sellers.

       As of December 31, 2001, the Account also held investments in commercial paper, representing 17.0% of the portfolio, real estate investment trusts (REITs), representing 4.2% of the portfolio, and other real estate related investments, including commercial mortgage backed securities (CMBS), a mortgage and one fund investment, representing 5.7% of the portfolio.

       The tragic events of September 11th did not directly affect the Account's real estate holdings in New York City, which are holdings located in the midtown and upper east side areas of Manhattan. While these events had a sobering effect on the overall economy, it is not currently possible to quantify any long-term impact on the real estate market.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO
YEAR ENDED DECEMBER 31, 2000

       The Account's total net return was 6.29% for the year ended December 31, 2001 and 10.66% for 2000. The 2001 performance of each of the Account's asset types, i.e., real estate, REITs and commercial paper, declined as compared to 2000, with the decline in the value of the Account's real estate having the largest impact. The Account's net investment income, after deducting all expenses, was $193,375,387 for the year ended December 31, 2001 and $151,295,245 for 2000, a 28% increase. This increase was the result of a 35% increase in net assets and an increase in the Account's real estate holdings from December 31, 2000 to December 31, 2001. The Account had net realized and unrealized losses on investments of $23,344,613 for the year ended December 31, 2001, compared with the net realized and unrealized gains on its investments of $54,147,449 for 2000. This difference was primarily due to the decrease of $26,611,066 in the aggregate market value of the Account's real estate holdings during 2001, as compared to 2000, during which the Account's holdings experienced a $22,257,781 market value increase. The Account's net realized losses in 2001 were primarily due to the sale of certain properties identified as sales candidates because they no longer met the Account's investment objectives or were located in markets which were experiencing declining economic conditions. The unrealized losses in 2001 can be attributed to the decline in market value of some of the Account's real estate properties. The Account's marketable securities had modest realized and unrealized gains in 2001 totaling $5,231,736, as compared to the substantial net gains of $22,145,715 in 2000.

       The Account's real estate holdings generated approximately 83% of the Account's total investment income (before deducting Account level expenses) during 2001 compared with 81% during 2000. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

       Gross real estate rental income was $256,755,315 for the year ended December 31, 2001 and $195,537,993 for the same period in 2000. This increase was primarily due to the increase in the number of properties owned by the Account, from 60 properties at the end of 2000 to 65 properties at the end of 2001. Interest income on the Account's short-term investments for 2001 and 2000 totaled $24,490,376 and $24,294,579, respectively. Dividend income on the Account's REIT investments totaled $9,196,967 and $7,039,712, respectively, for the same periods.

       Total property level expenses for the year ended December 31, 2001 were $82,126,935 of which $52,456,479 was attributable to operating expenses and $29,670,456 was attributable to real estate taxes. Total property level expenses for the year ended December 31, 2000 were $62,908,606, of which $40,056,716 represented operating expenses and $22,851,890 was attributable to real estate taxes. The increase in property level expenses during 2001 reflected the increased number of properties in the Account.

       The Account incurred expenses for the years ended December 31, 2001 and 2000 of $5,896,729 and $6,924,202, respectively, for investment advisory services, $8,470,496 and $4,392,882, respectively, for administrative and distribution services, and $2,824,704 and $2,107,482, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses generally increased as a result of the larger net asset base in the Account. The expenses for investment advisory services in 2001, however, decreased because they included an expense adjustment credit in the first quarter of 2001 to reflect a change in the way certain investment expenses are allocated to the Account.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEAR ENDED DECEMBER 31, 1999

       The Account's total net return was 10.66% for the year ended December 31, 2000 and 8.17% for 1999. The Account's net investment income, after deducting all expenses, was $151,295,245 for the year ended December 31, 2000 and $104,744,405 for 1999, a 44% increase. This increase was the result of a 41% increase in net assets and a 45% increase in the market value of the Account's real estate holdings from December 31, 1999 to December 31, 2000. The Account had net realized and unrealized gains on investments of $54,147,449 for the year ended December 31, 2000 compared with $9,834,743 for 1999. This difference was due in part to the increase in realized and unrealized gains on the Account's real estate properties from

$23,232,711 in 1999 to $32,001,734 for 2000, and, significantly, to the
Account's gain of $22,145,715 on its marketable securities in 2000, compared with its loss of $13,397,968 on its marketable securities in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

       During 2001, the Account received $254,149,962 in premiums and $486,614,583 in net participant transfers from the TIAA Traditional account and the CREF accounts, while in 2000 the Account received $161,668,073 in premiums and $379,610,411 in net participant transfers from other TIAA and CREF accounts. The unprecedented volume of net participants' transfers into the Account in 2001 can be attributed to the substantial decline in the equity markets. Real estate properties costing $538,400,000 and $625,800,000 were purchased during 2001 and 2000, respectively. In 2001, the Account also received $94,800,000 in proceeds from the sale of properties. By year end 2001, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $853,769,802, while at the end of 2000 those assets were valued at $464,544,434.

       We plan to use much of the Account's liquid assets as of December 31, 2001, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers).

       In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

       The Account spent approximately $21.9 million in 2001 for capital (long-term) expenses, including ongoing tenant improvements and leasing commissions at the commercial properties relating to the renewal of existing tenants or re-leasing of space to new tenants during the normal course of business. In 2002, it is estimated that the Account will expend approximately $29.8 million in capital expenses. These expenditures will be for the costs routinely incurred by the Account for painting, re-carpeting and minor replacements to re-lease apartments as they become vacant and the costs associated with the renewal of existing tenants or releasing of space to new tenants in the commercial properties.

EFFECTS OF INFLATION - 2002

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT
================================================================================


                                                                            PAGE
Report of Management Responsibility ......................................... 15
Report of Audit Committee ................................................... 16

Audited Consolidated Financial Statements:
  Consolidated Statements of Assets and Liabilities ......................... 17
  Consolidated Statements of Operations ..................................... 18
  Consolidated Statements of Changes in Net Assets .......................... 19
  Consolidated Statements of Cash Flows ..................................... 20
  Notes to Consolidated Financial Statements ................................ 21
  Report of Independent Auditors ............................................ 25
  Consolidated Statement of Investments ..................................... 26

Schedule III - Real Estate Owned ............................................ 31


All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information is included in the financial statements and notes thereto.

================================================================================

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

The accompanying financial statements have been audited by the independent auditing firm of Ernst & Young LLP. To maintain auditor independence and avoid even the appearance of conflict of interest, it continues to be the Account's policy that any non-audit services be obtained from a firm other than the external financial audit firm. For the periods covered by these financial statements, the Account did not engage Ernst & Young LLP for any management advisory or consulting services. The independent auditors' report, which follows the notes to financial statements, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting entirely of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing.





                                               /s/ John H. Biggs
                                               -------------------------------
                                                  Chairman, President and
                                                  Chief Executive Officer


                                               /s/ Richard L. Gibbs
                                               -------------------------------
                                                  Executive Vice President and
                                                  Principal Accounting Officer

================================================================================

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

Management has the primary responsibility for the Account's financial statements, development and maintenance of a strong system of internal controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal auditing group and the independent auditing firm in connection with their respective audits. The Committee also meets regularly with the internal and independent auditors, both with and without management present, to discuss the results of their examinations, their evaluation of external controls, and the overall quality of financial reporting. As required by its charter, the Committee will evaluate rotation of the external financial audit firm whenever circumstances warrant, but in no event later than between their fifth and tenth years of service.

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

February 20, 2002

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                   DECEMBER 31,    DECEMBER 31,
                                                       2001            2000
                                                  --------------  --------------
ASSETS

Investments, at value:
  Real estate properties
    (cost: $2,276,414,478 and $1,818,143,290) ..  $2,330,914,466  $1,899,254,344
  Mortgages
    (cost: $7,265,887 and $-) ..................       7,265,887              --
  Other real estate related investments
    (cost: $30,925,755 and $24,674,574) ........      34,430,886      26,035,867
  Marketable securities:
    Real estate related
      (cost: $301,967,699 and $134,898,725) ....     305,250,475     135,854,484
  Other
    (cost: $548,265,288 and $328,060,804) ......     548,243,870     327,974,084

Cash ...........................................         275,457         715,866

Other ..........................................      44,003,409      33,265,757
                                                  --------------  --------------

                                    TOTAL ASSETS   3,270,384,450   2,423,100,402
                                                  --------------  --------------

LIABILITIES

Accrued real estate property level expenses
  and taxes ....................................      39,595,315      24,396,036

Security deposits held .........................       8,767,676       6,817,972

Other ..........................................         618,289       1,736,106
                                                  --------------  --------------

                               TOTAL LIABILITIES      48,981,280      32,950,114
                                                  --------------  --------------

MINORITY INTEREST IN SUBSIDIARIES ..............       7,735,993       3,028,217
                                                  --------------  --------------

NET ASSETS

 Accumulation Fund .............................   3,103,639,556   2,310,540,978

 Annuity Fund ..................................     110,027,621      76,581,093
                                                  --------------  --------------

                                TOTAL NET ASSETS  $3,213,667,177  $2,387,122,071
                                                  ==============  ==============

NUMBER OF ACCUMULATION UNITS
OUTSTANDING--Notes 5 and 6 .....................      18,456,445      14,604,673
                                                  ==============  ==============

NET ASSET VALUE, PER ACCUMULATION
  UNIT--Note 5 .................................  $       168.16  $       158.21
                                                  ==============  ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 2001              2000              1999
                                                             ------------      ------------      ------------
INVESTMENT INCOME
Real estate income, net:
  Rental income .........................................    $256,755,315      $195,537,993      $132,316,878
                                                             ------------      ------------      ------------
  Real estate property level expenses and taxes:
    Operating expenses ..................................      52,456,479        40,056,716        27,334,060
    Real estate taxes ...................................      29,670,456        22,851,890        15,892,736
                                                             ------------      ------------      ------------
      Total real estate property level expenses and taxes      82,126,935        62,908,606        43,226,796
                                                             ------------      ------------      ------------
                                  Real estate income, net     174,628,380       132,629,387        89,090,082
 Income from real estate joint venture ..................       2,251,593           756,133                --
 Interest ...............................................      24,490,376        24,294,579        17,117,917
 Dividends ..............................................       9,196,967         7,039,712         7,814,816
                                                             ------------      ------------      ------------
                                             TOTAL INCOME     210,567,316       164,719,811       114,022,815
                                                             ------------      ------------      ------------
 Expenses -- Note 2:
  Investment advisory charges ...........................       5,896,729         6,924,202         4,246,911
  Administrative and distribution charges ...............       8,470,496         4,392,882         3,442,282
  Mortality and expense risk charges ....................       1,987,604         1,414,888         1,027,707
  Liquidity guarantee charges ...........................         837,100           692,594           561,510
                                                             ------------      ------------      ------------
                                           TOTAL EXPENSES      17,191,929        13,424,566         9,278,410
                                                             ------------      ------------      ------------
                                   INVESTMENT INCOME, NET     193,375,387       151,295,245       104,744,405
                                                             ------------      ------------      ------------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on:
    Real estate properties ..............................      (4,109,121)        8,382,660         8,788,795
    Marketable securities ...............................       2,839,417          (106,726)       (3,022,098)
                                                             ------------      ------------      ------------
                  Net realized gain (loss) on investments      (1,269,704)        8,275,934         5,766,697
                                                             ------------      ------------      ------------
  Net change in unrealized appreciation (depreciation) on:
    Real estate properties ..............................     (26,611,066)       22,257,781        14,443,916
    Real estate joint venture ...........................       2,143,838         1,361,293                --
    Marketable securities ...............................       2,392,319        22,252,441       (10,375,870)
                                                             ------------      ------------      ------------
                    Net change in unrealized appreciation
                            (depreciation) on investments     (22,074,909)       45,871,515         4,068,046
                                                             ------------      ------------      ------------
                  NET REALIZED AND UNREALIZED GAIN (LOSS)
                                           ON INVESTMENTS     (23,344,613)       54,147,449         9,834,743
                                                             ------------      ------------      ------------
                NET INCREASE IN NET ASSETS RESULTING FROM
                      OPERATIONS BEFORE MINORITY INTEREST     170,030,774       205,442,694       114,579,148

  Minority interest in net increase in net assets
    resulting from operations ...........................        (811,789)               --         1,364,619
                                                             ------------      ------------      ------------
                               NET INCREASE IN NET ASSETS
                                RESULTING FROM OPERATIONS    $169,218,985      $205,442,694      $115,943,767
                                                             ============      ============      ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                          YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                  2001              2000              1999
                                                             --------------    --------------    --------------
FROM OPERATIONS
 Investment income, net .................................    $  193,375,387    $  151,295,245    $  104,744,405
 Net realized gain (loss) on investments ................        (1,269,704)        8,275,934         5,766,697
 Net change in unrealized appreciation (depreciation)
  on investments ........................................       (22,074,909)       45,871,515         4,068,046
 Minority interest in net increase in net assets
  resulting from operations .............................          (811,789)               --         1,364,619
                                                             --------------    --------------    --------------
                               NET INCREASE IN NET ASSETS
                                RESULTING FROM OPERATIONS       169,218,985       205,442,694       115,943,767
                                                             --------------    --------------    --------------

FROM PARTICIPANT TRANSACTIONS
 Premiums ...............................................       254,149,962       161,668,073       126,200,561
 Net transfers from (to) TIAA ...........................        (6,241,427)       36,271,547        24,155,178
 Net transfers from CREF Accounts .......................       492,856,010       343,338,864       269,199,426
 Annuity and other periodic payments ....................       (13,710,081)       (9,924,802)       (6,330,436)
 Withdrawals and death benefits .........................       (69,728,343)      (45,156,733)      (30,052,955)
                                                             --------------    --------------    --------------
                     NET INCREASE IN NET ASSETS RESULTING
                            FROM PARTICIPANT TRANSACTIONS       657,326,121       486,196,949       383,171,774
                                                             --------------    --------------    --------------

                               NET INCREASE IN NET ASSETS       826,545,106       691,639,643       499,115,541

NET ASSETS
 Beginning of year ......................................     2,387,122,071     1,695,482,428     1,196,366,887
                                                             --------------    --------------    --------------
 End of year ............................................    $3,213,667,177    $2,387,122,071    $1,695,482,428
                                                             ==============    ==============    ==============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 2001              2000              1999
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in net assets resulting from operations ...   $169,218,985      $205,442,694      $115,943,767
  Adjustments to reconcile net increase in net assets
    resulting from operations to net cash used in
    operating activities:
    Increase in investments ..............................   (836,986,805)     (702,336,424)     (475,537,558)
    Increase in other assets .............................    (10,737,652)       (1,207,996)      (14,271,470)
    Increase in accrued real estate property level
      expenses and taxes .................................     15,199,279         5,970,708         6,992,799
  Increase in security deposits held .....................      1,949,704         1,268,013         3,659,536
  Increase (decrease) in other liabilities ...............     (1,117,817)        1,736,106                --
  Increase (decrease) in minority interest ...............      4,707,776         3,028,217       (19,913,592)
                                                             ------------      ------------      ------------
                                          NET CASH USED IN
                                      OPERATING ACTIVITIES   (657,766,530)     (486,098,682)     (383,126,518)
                                                             ------------      ------------      ------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
  Premiums ...............................................    254,149,962       161,668,073       126,200,561
  Net transfers from (to) TIAA ...........................     (6,241,427)       36,271,547        24,155,178
  Net transfers from CREF Accounts .......................    492,856,010       343,338,864       269,199,426
  Annuity and other periodic payments ....................    (13,710,081)       (9,924,802)       (6,330,436)
  Withdrawals and death benefits .........................    (69,728,343)      (45,156,733)      (30,052,955)
                                                             ------------      ------------      ------------
                                      NET CASH PROVIDED BY
                                  PARTICIPANT TRANSACTIONS    657,326,121       486,196,949       383,171,774
                                                             ------------      ------------      ------------

                           NET INCREASE (DECREASE) IN CASH       (440,409)           98,267            45,256

CASH
 Beginning of year .......................................        715,866           617,599           572,343
                                                             ------------      ------------      ------------
 End of year .............................................   $    275,457      $    715,866      $    617,599
                                                             ============      ============      ============

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account holds various properties in wholly-owned and majority-owned subsidiaries which are consolidated for financial statement purposes. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures are stated at the Account's equity in the net assets of the underlying entity, which values its real estate holdings at fair value.

VALUATION OF MORTGAGES: Mortgages are initially valued at their face amount. Fixed rate mortgages are, thereafter, valued quarterly by discounting payments of principal and interest to their present value using a rate at which commercial lenders would make similar mortgage loans. Floating variable rate mortgages are generally valued at their face amount, although the value may be adjusted as market conditions dictate.

VALUATION OF MARKETABLE SECURITIES: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange.

Short-term money market instruments are stated at market value. Portfolio securities, including limited partnership interests, for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

NOTE 2--MANAGEMENT AGREEMENTS

Investment advisory services for the Account are provided by TIAA employees, under the direction of TIAA's Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are also subject to review by the Account's independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

Distribution and administrative services for the Account are provided by TIAA-CREF Individual & Institutional Services, Inc. ("Services") pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account's cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

The services provided by TIAA and Services are provided at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account's actual expenses. Any differences between actual expenses and the amounts paid are adjusted quarterly.

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the year ended December 31, 2001 been acquired at the beginning of the period (January 1,
2001), rental income and real estate property level expenses and taxes for the year ended December 31, 2001 would have increased by approximately $36,395,000 and $12,691,000, respectively. In addition, interest income for the year ended December 31, 2001 would have decreased by approximately $18,520,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 2001 would have been an increase of approximately $5,184,000, if the real estate properties acquired during the year ended December 31, 2001 had been acquired at the beginning of the year.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2021. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                    Years Ending
                    December 31,
                    ------------
                    2002                  $  192,814,000
                    2003                     180,210,000
                    2004                     159,868,000
                    2005                     137,375,000
                    2006                     104,650,000
                    Thereafter               313,328,000
                                          --------------

                    Total                 $1,088,245,000
                                          ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          2001          2000         1999         1998         1997
                                                        --------      --------     --------     --------     --------
Per Accumulation Unit data:
  Rental income ....................................    $ 14.862      $ 14.530     $ 12.168     $ 10.425     $  7.288
  Real estate property
    level expenses and taxes .......................       4.754         4.674        3.975        3.403        2.218
                                                        --------      --------     --------     --------     --------
                             Real estate income, net      10.108         9.856        8.193        7.022        5.070
  Income from real estate joint venture ............       0.130         0.056           --           --           --
  Dividends and interest ...........................       1.950         2.329        2.292        3.082        2.709
                                                        --------      --------     --------     --------     --------
                                        Total income      12.188        12.241       10.485       10.104        7.779
  Expense charges (1) ..............................       0.995         0.998        0.853        0.808        0.580
                                                        --------      --------     --------     --------     --------
                              Investment income, net      11.193        11.243        9.632        9.296        7.199
  Net realized and unrealized
    gain (loss) on investments .....................      (1.239)        3.995        1.164         .579        3.987
                                                        --------      --------     --------     --------     --------
  Net increase in
    Accumulation Unit Value ........................       9.954        15.238       10.796        9.875       11.186
  Accumulation Unit Value:
    Beginning of year ..............................     158.206       142.968      132.172      122.297      111.111
                                                        --------      --------     --------     --------     --------
    End of year ....................................    $168.160      $158.206     $142.968     $132.172     $122.297
                                                        ========      ========     ========     ========     ========
  Total return .....................................        6.29%        10.66%        8.17%        8.07%       10.07%
  Ratios to Average Net Assets:
    Expenses (1) ...................................        0.61%         0.67%        0.63%        0.64%        0.58%
  Investment income, net ...........................        6.81%         7.50%        7.13%        7.34%        7.25%
  Portfolio turnover rate:
    Real estate properties .........................        4.61%         3.87%        4.46%           0%           0%
    Securities .....................................       40.62%        32.86%       27.68%       24.54%        7.67%
  Thousands of Accumulation Units
    outstanding at end of year .....................      18,456        14,605       11,487        8,834        6,313

(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 2001 would be $5.749 ($5.672, $4.828, $4.211 and $2.798 for the years ended December 31, 2000, 1999, 1998 and 1997, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2001 would be 3.50% (3.79%, 3.58%, 3.32% and 2.82% for the years ended December 31, 2000, 1999, 1998 and 1997, respectively).

NOTE 6--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------    ----------    ----------

Accumulation Units:
  Credited for premiums ..............     1,542,511     1,074,708       918,728
  Credited for transfers, net
    disbursements and amounts
    applied to the Annuity Fund ......     2,309,261     2,042,605     1,734,721
  Outstanding:
    Beginning of year ................    14,604,673    11,487,360     8,833,911
                                          ----------    ----------    ----------
    End of year ......................    18,456,445    14,604,673    11,487,360
                                          ==========    ==========    ==========

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Participants of the TIAA Real Estate Account and the

Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities, including the statement of investments as of December 31, 2001, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Account at December 31, 2001 and 2000, and the consolidated results of its operations and the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


New York, New York                                 /s/ Ernst & Young LLP
February 1, 2002
--------------------------------------------------------------------------------

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                DECEMBER 31, 2001

REAL ESTATE PROPERTIES--72.25%
LOCATION / DESCRIPTION                                                VALUE
----------------------                                                -----
ARIZONA:
     Biltmore Commerce Center - Office building .............  $   32,295,058
     Southbank Building - Office building ...................      13,565,218
CALIFORNIA:
     9 Hutton Centre - Office building ......................      20,448,764
     88 Kearny Street - Office building .....................      82,116,702
     Cabot Industrial Portfolio - Industrial building .......      34,363,752
     Eastgate Distribution Center - Industrial building .....      14,500,000
     Kenwood Mews - Apartments ..............................      22,686,216
     Larkspur Courts - Apartments ...........................      53,200,000
     Northpoint Commerce Center - Industrial building .......      37,456,149
     Ontario Industrial Properties - Industrial building ....     108,000,000
     Westcreek - Apartments .................................      17,900,000
COLORADO:
     Arapahoe Park East - Industrial building ...............      13,100,000
     The Lodge at Willow Creek - Apartments .................      32,000,000
     Monte Vista - Apartments ...............................      21,800,000
CONNECTICUT:
     Ten & Twenty Westport Road - Office building ...........     140,105,661
FLORIDA:
     Carolina Apartments - Apartments .......................      17,600,000
     Doral Pointe- Apartments ...............................      45,341,796
     Golfview - Apartments ..................................      27,050,000
     The Greens at Metrowest - Apartments ...................      14,100,000
     Maitland Promenade One - Office building ...............      39,000,000
     Plantation Grove - Shopping center .....................       7,700,000
     Quiet Waters - Apartments ..............................      16,100,000
     Royal St. George - Apartments ..........................      16,400,000
     Sawgrass Portfolio - Office building ...................      50,800,000
     South Florida Apartment Portfolio - Apartments .........      46,700,000
     Westinghouse Facility - Industrial building ............       5,300,000
GEORGIA:
     Atlanta Industrial Portfolio - Industrial building .....      40,459,044
ILLINOIS:
     Chicago Industrial Portfolio - Industrial building .....      42,591,186
     Columbia Center III - Office building ..................      37,500,000
     Parkview Plaza - Office building .......................      50,500,000
     Rolling Meadows - Shopping center ......................      12,390,000
KENTUCKY:
      IDI Kentucky Portfolio - Industrial building ..........      53,600,000
MARYLAND:
     FedEx Distribution Facility - Industrial building ......       7,600,000
     Longview Executive Park - Office building ..............      28,200,800
MASSACHUSETTS:
     Batterymarch Park II - Office building .................      17,990,854
     Needham Corporate Center - Office building .............      28,294,526

LOCATION / DESCRIPTION                                                VALUE
----------------------                                                -----
MICHIGAN:
     Indian Creek - Apartments ..............................  $   16,800,000
MINNESOTA:
     Interstate Crossing - Industrial building ..............       6,504,740
     River Road Distribution Center - Industrial building ...       4,131,571
NEVADA:
     UPS Distribution Facility - Industrial building ........      11,100,000
NEW JERSEY:
     10 Waterview Boulevard - Office building ...............      30,400,000
     371 Hoes Lane - Office building ........................      14,700,000
     Konica Photo Imaging Headquarters - Industrial
       building .............................................      17,700,000
     Morris Corporate Center III - Office building ..........     106,214,595
     South River Road Industrial - Industrial building ......      32,688,565
NEW YORK:
     780 Third Avenue - Office building .....................     177,500,000
     The Colorado - Apartments ..............................      60,500,000
NORTH CAROLINA:
     The Lynnwood Collection - Shopping center ..............       7,900,000
     The Millbrook Collection - Shopping center .............       7,200,000
OHIO:
     Bent Tree - Apartments .................................      14,500,000
     Bisys Fund Services Building - Office building .........      20,400,000
     Columbus Portfolio - Office building ...................      28,400,000
     Northmark Business Center III - Office building ........      12,200,000
OREGON:
     Five Centerpointe - Office building ....................      18,001,499
PENNSYLVANIA:
     Lincoln Woods - Apartments .............................      24,800,000
TEXAS:
     Butterfield Industrial Park - Industrial building ......       4,700,000(1)
     Dallas Industrial Portfolio - Industrial building ......      97,245,850
     The Legends at Chase Oaks - Apartments .................      26,000,000
UTAH:
     Landmark at Salt Lake City - Industrial building .......      13,600,000
VIRGINIA:
     Ashford Meadows - Apartments ...........................      64,195,500
     Fairgate at Ballston - Office building .................      30,300,000
     Monument Place - Office building .......................      35,400,000
WASHINGTON DC:
     1015 15th Street - Office building .....................      48,736,575
     1801 K Street N W - Office building ....................     150,339,845
                                                               --------------

     TOTAL REAL ESTATE PROPERTIES (Cost $2,276,414,478) .....   2,330,914,466
                                                               --------------
 (1) Leasehold interest only

MORTGAGES--0.23%
     The Georgetown  Company - a 90% participation in
     a construction loan with a total commitment of
     $13 million, bearing interest payable monthly at
     LIBOR plus 200 basis points, currently 3.90%,
     due April 1, 2003 with an option to extend to
     April 1, 2004 ..........................................       7,265,887
                                                               --------------

     TOTAL MORTGAGES (Cost $7,265,887) .....................        7,265,887
                                                               --------------

                                                                   VALUE
                                                                   -----
OTHER REAL ESTATE RELATED INVESTMENTS--1.07%

REAL ESTATE JOINT VENTURE--0.89%
     Teachers REA IV, LLC, which owns Tyson's
       Executive Plaza II (50% Account Interest) ............  $   28,538,029
                                                               --------------

     TOTAL REAL ESTATE JOINT VENTURE (Cost $25,032,898) .....      28,538,029
                                                               --------------

LIMITED PARTNERSHIP--0.18%
     MONY/Transwestern Mezzanine Realty Partners L.P. .......       5,892,857
                                                               --------------

     TOTAL LIMITED PARTNERSHIP (Cost $5,892,857) ............       5,892,857
                                                               --------------
TOTAL OTHER REAL ESTATE RELATED INVESTMENTS
  (Cost $30,925,755) ........................................      34,430,886
                                                               --------------

  MARKETABLE SECURITIES--26.45%

  REAL ESTATE RELATED--9.46%

  REAL ESTATE INVESTMENT TRUSTS--4.20%

    SHARES     ISSUER
   --------    ------
     50,600    Alexandria Real Estate Equities, Inc. ........       2,079,660
    205,000    AMB Property Corporation .....................       5,330,000
    170,000    Apartment Investment & Management Co .........       7,774,100
    260,325    Archstone-Smith Trust ........................       6,846,548
    100,400    Avalonbay Communities, Inc. ..................       4,749,924
    296,800    Boston Properties, Inc .......................      11,278,400
    230,400    Brandywine Realty Trust ......................       4,854,528
    130,000    Carramerica Realty Series B Pfd ..............       3,186,300
     84,400    Centerpoint Properties Corp. .................       4,203,120
     83,300    Chateau Communities, Inc .....................       2,490,670
    266,900    Cousins Properties, Inc ......................       6,501,684
    271,300    Duke Realty Corp. ............................       6,600,729
    499,033    Equity Office Properties Trust ...............      15,010,913
    213,400    Equity Residential Properties Trust Co. ......       6,126,714
    114,700    Hilton Hotels Corp ...........................       1,252,524
     40,000    Hospitality Properties Trust .................       1,180,000
    222,800    Host Marriott Corp (New) .....................       2,005,200
    125,250    Kimco Realty Corp. ...........................       4,094,422
     51,650    Macerich Company .............................       1,373,890
     82,100    Manufactured Home Communities, Inc. ..........       2,562,341
    240,500    Mission West Properties Inc. .................       3,059,160
    331,600    Prologis Trust ...............................       7,132,716
    130,600    Public Storage, Inc. .........................       4,362,040
    232,400    Reckson Associates Realty Corp ...............       5,428,864
    260,900    Simon Property Group, Inc. ...................       7,652,197
      8,600    SL Green Realty Corp. ........................         264,106
    153,000    Starwood Hotels & Resorts Worldwide ..........       4,567,050
     95,000    Sun Communities, Inc .........................       3,538,750
                                                                 ------------

      TOTAL REAL ESTATE INVESTMENT TRUSTS
        (Cost $130,502,519) .................................     135,506,550
                                                                 ------------

COLLATERALIZED MORTGAGE BACKED SECURITIES--5.26%
   PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE              VALUE
   ---------       --------------------------------------              -----
 $11,000,000       Ball 2001-116A B
                    2.490% 09/17/05 .............................   $ 10,936,706
  20,000,000       COMM 2.35
                    2.350% 11/15/13 .............................     19,996,660
  20,000,000       CSFB 2001-TFLA
                    2.350% 11/13/13 .............................     19,996,620
  10,000,000       GGPMP 3.20
                    3.200% 02/15/14 .............................      9,981,970
  20,000,000       GGPMP 2.60
                    2.600% 02/15/14 .............................     19,961,680
  10,000,000       GSMS 2001-Rock A2FL
                    2.500% 05/03/11 .............................      9,641,070
  10,000,000       JPMCC 2001-FL1A B
                    2.320% 06/13/13 .............................      9,955,960
  10,000,000       MSDW Capital
                    2.500% 02/03/11 .............................      9,826,920
  10,000,000       MSDWC 2001 - XLF A1
                    2.610% 10/07/13 .............................      9,999,990
   8,000,000       MSDWC 2001 - FRMA C
                    2.470% 07/12/16 .............................      7,756,312
   7,500,000       MSDWC 2001 - SGMA B
                    2.450% 07/11/11 .............................      7,434,885
  10,000,000       Opryland Hotel Trust
                    2.600% 04/01/04 .............................      9,953,540
   7,484,348       Strategic Hotel Cap
                    2.330% 04/17/06 .............................      7,240,276
   7,484,348       Strategic Hotel Cap
                    3.090% 04/17/06 .............................      7,197,226
   5,000,000       Trize 2001 - TZHA A3FL
                    2.270% 03/15/13 .............................      4,898,260
   5,000,000       USC Oakbrook Trust
                    2.340% 11/01/05 .............................      4,965,850
                                                                    ------------

       TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES
         (Cost $171,465,180) ....................................    169,743,925
                                                                    ------------

       TOTAL REAL ESTATE RELATED (Cost $301,967,699) ............    305,250,475
                                                                    ------------

OTHER--16.99%

COMMERCIAL PAPER--16.99%
   PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE
   ---------       --------------------------------------
  15,950,000       Abbot Laboratories
                    1.780% 01/03/02 .............................     15,947,607
  25,000,000       Abbot Laboratories
                    1.740% 01/10/02 .............................     24,987,360
  25,000,000       American Honda Finance Corp
                    1.770% 01/17/02 .............................     24,978,632
  25,000,000       Beta Finance Inc
                    2.05% 01/25/02 ..............................     24,968,578
  18,065,000       BMW US Capital Corp
                    1.83% 01/03/02 ..............................     18,062,290

   PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE               VALUE
   ---------       --------------------------------------               -----
 $ 5,400,000       Ciesco LP
                    1.85% 01/04/02 ..............................   $  5,398,920
   9,300,000       Ciesco LP
                    1.82% 02/07/02 ..............................      9,282,231
   8,150,000       Coca-Cola Enterprises Inc
                    1.80% 01/03/02 ..............................      8,148,778
   4,750,000       Coca-Cola Enterprises Inc
                    2.02% 02/15/02 ..............................      4,739,075
  15,000,000       Corporate Asset Funding Corp, Inc
                    2.07% 01/04/02 ..............................     14,997,000
  23,000,000       Delaware Funding Corp
                    1.88% 01/22/02 ..............................     22,974,560
  26,700,000       Edison Asset Securitization LLC
                    1.82% 01/11/02 ..............................     26,685,152
  20,000,000       Equilon Enterprises LLC
                    1.76% 01/14/02 ..............................     19,985,844
  12,400,000       Federal Home Loan Mortgage Corp
                    1.81% 01/02/02 ..............................     12,398,781
  25,000,000       Gannett Inc
                    1.83% 01/24/02 ..............................     24,969,832
  25,000,000       Goldman Sachs Group LP
                    1.75% 01/14/02 ..............................     24,982,305
  25,000,000       Govco Incorporated
                    1.80% 02/25/02 ..............................     24,930,000
  24,700,000       International Business Machine Corp
                    1.88% 01/07/02 ..............................     24,691,355
  25,000,000       Kitty Hawk Funding Corp
                    1.77% 01/15/02 ..............................     24,981,145
  25,000,000       Park Avenue Receivables Corp
                    1.83% 01/11/02 ..............................     24,986,098
  21,700,000       Parker Hannifin Corp
                    2.00% 01/02/02 ..............................     21,697,830
  11,500,000       Pfizer Inc
                    1.75% 01/31/02 ..............................     11,482,076
  26,475,000       Pitney Bowes Inc
                    1.90% 01/11/02 ..............................     26,460,277
   7,500,000       Preferred Receivables Funding Corp
                    1.78% 01/09/02 ..............................      7,496,588
  25,000,000       Receivables Capital Corp
                    1.90% 01/23/02 ..............................     24,971,090
  25,000,000       Salomon Smith Barney Holdings Inc
                    1.90% 01/02/02 ..............................     24,997,500
   8,400,000       SBC Communications Inc
                    2.00% 01/10/02 ..............................      8,395,753
  25,000,000       United Parcel Service of America Inc
                    1.78% 02/01/02 ..............................     24,959,778
  14,700,000       Verizon Global Funding
                    1.85% 01/17/02 ..............................     14,687,435
                                                                  --------------

       TOTAL COMMERCIAL PAPER (Amortized cost $548,265,288) .....    548,243,870
                                                                  --------------

       TOTAL OTHER (Cost $548,265,288) ..........................    548,243,870
                                                                  --------------

       TOTAL MARKETABLE SECURITIES (Cost $850,232,987) ..........    853,494,345
                                                                  --------------

       TOTAL INVESTMENTS--100.00% (Cost $3,164,839,107) ......... $3,226,105,584
                                                                  ==============

                See notes to consolidated financial statements.

                                                                TIAA REAL ESTATE ACCOUNT
                                                            SCHEDULE III - REAL ESTATE OWNED
                                                                    DECEMBER 31, 2001

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
River Road Distribution Center         $-0-      $    4,174,182        ($   42,611)      $    4,131,571       1995          11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest                -0-           12,522,047          1,577,953           14,100,000       1990          12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park            -0-            4,456,125            243,875            4,700,000       1981          12/22/95
Industrial Building
El Paso, Texas (1)

Plantation Grove Shopping Center       -0-            7,350,129            349,871            7,700,000       1995          12/28/95
Shopping Center
Ocoee, Florida

Southbank Business Park                -0-           10,069,898          3,495,320           13,565,218       1995          02/27/96
Office Building
Phoenix, Arizona

Millbrook Collection                   -0-            6,774,711            425,289            7,200,000       1988          03/29/96
Shopping Center
Raleigh, North Carolina

Lynnwood Collection                    -0-            6,708,120          1,191,880            7,900,000       1988          03/29/96
Shopping Center
Raleigh, North Carolina

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
Monte Vista Apartments                 $-0-      $   17,663,849        $ 4,136,151       $   21,800,000       1995          06/21/96
Apartments
Littleton, Colorado

Arapahoe Park East                     -0-            9,933,485          3,166,515           13,100,000       1982          10/31/96
Industrial Building
Boulder, Colorado

Royal St. George Apartments            -0-           16,072,612            327,388           16,400,000       1995          12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                    -0-            6,454,888             49,851            6,504,739       1995          12/31/96
Industrial Building
Eagan, Minnesota

West Creek Apartments                  -0-           13,488,279          4,411,721           17,900,000       1988          01/02/97
Apartments
Westlake Village, California

Westinghouse Facility                  -0-            6,089,473           (789,473)           5,300,000       1997          02/05/97
Industrial Building
Coral Springs, Florida

Rolling Meadows                        -0-           12,930,463           (540,463)          12,390,000       1957          05/28/97
Shopping Center
Rolling Meadows, Illinois

Eastgate Distribution Center           -0-           11,952,402          2,547,598           14,500,000       1996          05/29/97
Industrial Building
San Diego, California

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
Five Centerpointe                      $-0-      $   15,656,341        $ 2,345,158       $   18,001,499       1988          04/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park                -0-           23,628,567          4,572,233           28,200,800       1988          04/21/97
Office Building
Longview, Maryland

Northmark Business Center III          -0-            8,812,644          3,387,356           12,200,000       1985          04/21/97
Office Building
Blue Ash, Ohio

Fairgate at Ballston                   -0-           26,977,436          3,322,564           30,300,000       1988          04/21/97
Office Building
Arlington, Virginia

Parkview Plaza                         -0-           49,412,494          1,087,506           50,500,000       1990          04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments               -0-           21,464,483          3,335,517           24,800,000       1991          10/20/97
Apartments
Lafayette Hill, Pennsylvania

371 Hoes Lane                          -0-           15,499,306           (799,306)          14,700,000       1986          12/15/97
Office Building
Piscataway, New Jersey

Columbia Centre III                    -0-           38,580,069         (1,080,069)          37,500,000       1989          12/23/97
Office Building
Rosemont, Illinois

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
The Lodge at Willow Creek              $-0-      $   27,562,882        $ 4,437,118       $   32,000,000       1997          12/24/97
Apartments
Douglas County, Colorado

The Legends at Chase Oaks              -0-           29,701,668         (3,701,668)          26,000,000       1997          03/31/98
Apartments
Plano, Texas

Chicago Industrial Portfolio           -0-           41,953,686            637,500           42,591,186       1997          06/30/98
Industrial Building
Joliet, Illinois

Golfview Apartments                    -0-           28,066,591         (1,016,591)          27,050,000       1998          07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                -0-           17,002,932           (202,932)          16,800,000       1988          10/08/98
Apartments
Farmington Hills, Michigan

Bent Tree Apartments                   -0-           14,420,590             79,410           14,500,000       1987          10/22/98
Apartments
Columbus, Ohio

UPS Distribution Center                -0-           10,989,393            110,607           11,100,000       1998          11/13/98
Industrial Building
Fernly, Nevada

Ontario Industrial Properties          -0-          105,364,400          2,635,600          108,000,000       1997          12/17/98
Industrial Building
Ontario, California

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
IDI Kentucky Portfolio                 $-0-      $   53,083,000        $   517,000       $   53,600,000       1998          12/17/98
Industrial Building
Hebron, Kentucky

Fedex Distribution Center              -0-            7,828,025           (228,025)           7,600,000       1998          12/18/98
Industrial Building
Crofton, Maryland

Biltmore Commerce Center               -0-           37,323,058         (5,028,000)          32,295,058       1985          02/23/99
Office Building
Phoenix, Arizona

The Colorado                           -0-           52,687,840          7,812,160           60,500,000       1987          04/14/99
Apartments
New York, New York

Sawgrass Portfolio                     -0-           52,963,368         (2,163,368)          50,800,000       1998          05/11/99
Office Building
Sunrise, Florida

780 Third Avenue                       -0-          161,511,019         15,988,981          177,500,000       1984          07/08/99
Office Building
New York, New York

Monument Place                         -0-           34,597,698            802,302           35,400,000       1990          07/15/99
Office Building
Fairfax, Virginia

88 Kearny Street                       -0-           65,795,171         16,321,531           82,116,702       1986          07/22/99
Office Building
San Francisco, California

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
10 Waterview Boulevard                 $-0-      $   31,063,636        ($  663,636)      $   30,400,000       1984          07/27/99
Office Building
Parsippany, New Jersey

Larkspur Courts                        -0-           53,038,988            161,012           53,200,000       1991          08/17/99
Apartments
Larkspur, California

Columbus Portfolio                     -0-           30,238,233         (1,838,233)          28,400,000       1997          11/30/99
Office Building
Columbus, Ohio

Konica Photo Imaging Headquarters      -0-           17,049,875            650,125           17,700,000       1999          12/21/99
Industrial Building
Mahwah, New Jersey

Atlanta Industrial Portfolio           -0-           39,855,509            603,536           40,459,045       1999          04/04/00
Industrial Building
Atlanta, Georgia

1801 K Street                          -0-          140,719,040          9,620,806          150,339,846       1971          05/15/00
Office Building
Washington, DC

Northpoint Commerce Center             -0-           38,818,013         (1,361,864)          37,456,149       1994          06/15/00
Industrial Building
Fullerton, California

Morris Corporate Center III            -0-          103,119,739          3,094,856          106,214,595       1990          07/12/00
Office Building
Parsippany, New Jersey

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
Ashford Meadows Apartments             $-0-      $   64,171,626        $    23,874       $   64,195,500       1998          09/28/00
Apartments
Herndon, Virginia

Landmark at Salt Lake City             -0-           14,434,653           (834,653)          13,600,000       2000          11/03/00
Industrial Building
Salt Lake City, Utah

Cabot Industrial Portfolio             -0-           32,155,307          2,208,445           34,363,752       2000          11/17/00
Industrial Building
Rancho Cucamonga, California

Maitland Promenade One                 -0-           36,520,162          2,479,838           39,000,000       1999          12/14/00
Office Building
Maitland, Florida

Dallas Industrial Portfolio            -0-           96,904,758            341,092           97,245,850       1997          12/19/00
Industrial Building
Coppell, Texas

Bisys Fund Service Building            -0-           19,070,377          1,329,623           20,400,000       2001          11/30/99
Office Building
Columbus, Ohio

Batterymarch Park 11                   -0-           17,816,460            174,393           17,990,853       1986          05/31/01
Office Building
Quincy, Massachusetts

South River Road Industrial            -0-           33,700,429         (1,011,864)          32,688,565       1999          06/25/01
Industrial Building
Cranbury, New Jersey

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
Needham Corporate Center               $-0-      $   28,150,986        $   143,540       $   28,294,526       1987          07/30/01
Office Building
Needham, Massachusetts

South Florida Apt Portfolio            -0-           44,114,457          2,585,543           46,700,000       1986          08/24/01
Apartments
Boca Raton, Florida

Carolina Apartments                    -0-           17,286,931            313,069           17,600,000       1993          08/24/01
Apartments
Margate, Florida

Quiet Waters Apartments                -0-           19,094,415         (2,994,415)          16,100,000       1995          08/24/01
Apartments
Deerfield Beach, Florida

9 Hutton Centre                        -0-           20,448,764                  0           20,448,764       1981          10/30/01
Office Building
Santa Ana, California

Doral Pointe Apartments                -0-           45,341,796                  0           45,341,796       1990          11/06/01
Apartments
Miami, Florida

1015 15th Street                       -0-           48,736,575                  0           48,736,575       1978          11/09/01
Office Building
Washington D.C.

Kenwood Mews Apartments                -0-           22,686,216                  0           22,686,216       1991          11/30/01
Apartments
Burbank, California

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                       ACQUISITION
                                                  INITIAL COST         (INCLUDING           VALUE AT          YEAR
                                      ENCUM-       TO ACQUIRE       UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION        DATE
              DESCRIPTION             BRANCES       PROPERTY           AND LOSSES)            2001          COMPLETED       ACQUIRED
----------------------------------    -------    --------------     -----------------    --------------   ------------      --------
Ten & Twenty Westport Road             $-0-      $  140,105,661        $         0       $  140,105,661       2001          12/28/01
Office Building
Wilton, Connecticut                    -----     --------------        -----------       --------------
                                       $ -0-     $2,242,165,930        $88,748,536       $2,330,914,466
                                       =====     ==============        ===========       ==============


(1) Leasehold interest only



Reconciliation of investment
  property owned:
Balance at beginning of period                   $1,899,254,344
Acquisitions                                        538,396,767
Dispositions                                        (94,797,368)
  (Initial Cost $95,125,231,
  costs capitalized ($327,863))
Capital improvements and carrying
  costs (including unrealized
  gains and losses)                                 (11,939,277)
                                                 --------------

Balance at end of period                         $2,330,914,466
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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Account has no officers or directors. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

TRUSTEES
--------

DAVID ALEXANDER, 69.
President Emeritus, Pomona College. Formerly, Trustees' Professor, Pomona College and American Secretary, Rhodes Scholarship Trust.

MARCUS ALEXIS, 70.
Board of Trustees Professor of Economics and Professor of Management and Strategy, J.L. Kellogg Graduate School of Management, Northwestern University, and Visiting Professor of Economics, Stanford University.

WILLARD T. CARLETON, 67.
Donald R. Diamond Professor of Finance Emeritus, College of Business and Public Administration, University of Arizona.

ROBERT C. CLARK, 58.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

ESTELLE A. FISHBEIN, 67.
Vice President and General Counsel, The Johns Hopkins University.

FREDERICK R. FORD, 66.
Executive Vice President and Treasurer Emeritus, Purdue University. Formerly, Executive Vice President and Treasurer, Purdue University.

RUTH SIMMS HAMILTON, 64.
Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.

ROCHELLE B. LAZARUS, 54.
Chairman and Chief Executive Officer, Ogilvy & Mather Worldwide. Formerly, President and Chief Operating Officer, Ogilvy & Mather Worldwide.

ROBERT M. O'NEIL, 67.
Professor of Law, University of Virginia and Director, The Thomas Jefferson Center for the Protection of Free Expression.

LEONARD S. SIMON, 65.
Vice Chairman, Charter One Financial Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, The Rochester Community Savings Bank.

RONALD L. THOMPSON, 52.
Chairman and Chief Executive Officer, Midwest Stamping Co.

PAUL R. TREGURTHA, 66.
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Formerly, Chairman, Meridian Aggregates, L.P.; Vice Chairman, The Interlake Steamship Company and Lakes Shipping Company.

WILLIAM H. WALTRIP, 64.
Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb Inc.

ROSALIE J. WOLF, 60.
Managing Director, Laurel Management, LLC. Formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation.

OFFICER-TRUSTEES

JOHN H. BIGGS, 65.
Chairman, President and Chief Executive Officer, TIAA and CREF.

MARTIN L. LEIBOWITZ, 65.
Vice Chairman and Chief Investment Officer, TIAA and CREF.

OTHER OFFICERS

RICHARD J. ADAMSKI, 59.
Vice President and Treasurer, TIAA and CREF.

RICHARD L. GIBBS, 54.
Executive Vice President, Finance and Planning, TIAA and CREF.

E. LAVERNE JONES, 53.
Vice President and Corporate Secretary, TIAA and CREF.

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

       LIQUIDITY GUARANTEE. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2001, the Account paid TIAA $837,100 for this liquidity guarantee through a daily deduction from the net assets of the Account.

       INVESTMENT MANAGEMENT AND ADMINISTRATIVE SERVICES/CERTAIN RISKS BORNE BY TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

       For the year ended December 31, 2001, the Account paid TIAA $5,896,729 for investment management services and $1,987,604 for mortality and expense risks. For the same period, the Account paid Services $8,470,496 for its administrative and distribution services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    1.     Financial Statements. See Item 8 for required financial
                     statements.

       (a)    2.     Financial Statement Schedules. See Item 8 for required
                     financial statement schedules.

       (a)    3.     Exhibits.

       (1) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended)*
       (3)    (A)    Charter of TIAA (as amended)****
              (B)    Bylaws of TIAA (as amended)**
       (4)    (A)    Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account
                     Contract Endorsements*
              (B)    Forms of Income-Paying Contracts*
       (10)   (A)    Independent Fiduciary Agreement by and among TIAA, the
                     Registrant, and Institutional Property Consultants, Inc.
                     (as amended)***
              (B)    Custodial Services Agreement by and between TIAA and Morgan
                     Guaranty Trust Company of New York with respect to the Real
                     Estate Account*

       (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 8, 2002 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

----------

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's previous Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

** - Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997, filed November 13, 1997.

*** - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account's Registration Statement on Form S-1 filed April 29, 1997 (File No. 333-22809).

**** - Previously filed and incorporated herein by reference to the Account's Form 10-K Annual Report for the period ended December 31, 2000, filed March 27, 2001.

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

                                            TIAA REAL ESTATE ACCOUNT

                                            By: TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA

                                            By:  /s/ Lisa Snow
                                               --------------------------------
                                                 Lisa Snow
                                                 Vice President and
                                                 Chief Counsel, Corporate Law

                                                 March 15, 2002
                                            -----------------------------------
                                                           Date

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                      DATE
---------                      -----                                      ----

 /s/ John H. Biggs             Chairman of the Board, President,         3/15/02
--------------------------     and Chief Executive Officer
John H. Biggs                  (Principal Executive and
                               Financial Officer)

 /s/ Martin L. Leibowitz       Vice Chairman and                         3/15/02
--------------------------     Chief Investment Officer
Martin L. Leibowitz            (Principal Investment Officer)

 /s/ Richard L. Gibbs          Executive Vice President                  3/15/02
--------------------------     (Principal Accounting Officer)
Richard L. Gibbs

SIGNATURE OF TRUSTEE          DATE        SIGNATURE OF TRUSTEE          DATE
--------------------          ----        --------------------          ----

 /s/ David Alexander          3/15/02      /s/ Rochelle B. Lazarus      3/15/02
----------------------------              ---------------------------
David Alexander                           Rochelle B. Lazarus


 /s/ Marcus Alexis            3/15/02      /s/ Robert M. O'Neil         3/15/02
----------------------------              ---------------------------
Marcus Alexis                             Robert M. O'Neil


 /s/ Willard T. Carleton      3/15/02      /s/ Leonard S. Simon         3/15/02
----------------------------              ---------------------------
Willard T. Carleton                       Leonard S. Simon


 /s/ Robert C. Clark          3/15/02      /s/ Ronald L. Thompson       3/15/02
----------------------------              ---------------------------
Robert C. Clark                           Ronald L. Thompson


 /s/ Estelle A. Fishbein      3/15/02      /s/ Paul R. Tregurtha        3/15/02
----------------------------              ---------------------------
Estelle A. Fishbein                       Paul R. Tregurtha


 /s/ Frederick R. Ford        3/15/02      /s/ William H. Waltrip       3/15/02
----------------------------              ---------------------------
Frederick R. Ford                         William H. Waltrip


 /s/ Ruth Simms Hamilton      3/15/02      /s/ Rosalie J. Wolf          3/15/02
----------------------------              ---------------------------
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

[TIAA CREF LOGO]    730 Third Avenue
                    New York NY 10017-3206