Form 10-Q
period 2002-03-31
TIAA REAL ESTATE ACCOUNT
filed 2002-05-15
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                       YES  [X]                   NO [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 2002

                                                                           PAGE
                                                                           ----

   CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES......................   3

   CONSOLIDATED STATEMENTS OF OPERATIONS..................................   4

   CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS.......................   5

   CONSOLIDATED STATEMENTS OF CASH FLOWS..................................   6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................   7

   CONSOLIDATED STATEMENT OF INVESTMENTS..................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2002              2001
                                                                             --------------    --------------
                                                                                      (UNAUDITED)
ASSETS
 Investments, at value:
    Real estate properties
      (cost: $2,271,508,760 and $2,276,414,478) ..........................   $2,291,493,823    $2,330,914,466
    Mortgages
      (cost: $9,029,391 and $7,265,887) ..................................        9,029,391         7,265,887
    Other real estate related investments, including joint ventures
      (cost: $36,606,991 and $30,925,755) ................................       40,106,658        34,430,886
   Marketable securities:
       Real estate related
        (cost: $291,444,634 and $301,967,699) ............................      300,263,609       305,250,475
       Other
        (cost: $720,068,117 and $548,265,288) ............................      719,942,783       548,243,870
 Cash ....................................................................               --           275,457
 Other ...................................................................       48,063,287        44,003,409
                                                                             --------------    --------------
                                                             TOTAL ASSETS     3,408,899,551     3,270,384,450
                                                                             --------------    --------------

LIABILITIES
Amount due to bank .......................................................        1,535,121                --
Accrued real estate property level expenses and taxes ....................       35,346,049        39,595,315
Security deposits held ...................................................        8,412,383         8,767,676
Other ....................................................................        1,626,627           618,289
                                                                             --------------    --------------
                                                        TOTAL LIABILITIES        46,920,180        48,981,280
                                                                             --------------    --------------

MINORITY INTEREST IN SUBSIDIARIES ........................................        8,731,850         7,735,993
                                                                             --------------    --------------

NET ASSETS
 Accumulation Fund .......................................................    3,234,046,328     3,103,639,556
 Annuity Fund ............................................................      119,201,193       110,027,621
                                                                             --------------    --------------
                                                         TOTAL NET ASSETS    $3,353,247,521    $3,213,667,177
                                                                             ==============    ==============

NUMBER OF ACCUMULATION UNITS OUTSTANDING--Notes 5 and 6 ..................       19,084,840        18,456,445
                                                                             ==============    ==============

NET ASSET VALUE,  PER ACCUMULATION UNIT--Note 5 ..........................   $       169.46    $       168.16
                                                                             ==============    ==============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           FOR THE          FOR THE
                                                                                        THREE MONTHS     THREE MONTHS
                                                                                            ENDED            ENDED
                                                                                          MARCH 31,        MARCH 31,
                                                                                            2002             2001
                                                                                        ------------     ------------
INVESTMENT INCOME
  Real estate income net:
    Rental income ..................................................................    $ 71,031,600     $ 59,051,511
                                                                                        ------------     ------------
    Real estate property level expenses and taxes:
      Operating expenses ...........................................................      15,862,483       12,452,128
      Real estate taxes ............................................................       8,919,915        6,466,659
                                                                                        ------------     ------------
                                 Total real estate property level expenses and taxes      24,782,398       18,918,787
                                                                                        ------------     ------------
                                                             Real estate income, net      46,249,202       40,132,724
  Income from real estate joint venture ............................................         444,992          406,109
      Interest .....................................................................       3,829,944        6,215,939
      Dividends ....................................................................       2,449,673        2,186,860
                                                                                        ------------     ------------
                                                                       TOTAL INCOME       52,973,811       48,941,632
                                                                                        ------------     ------------
Expenses--Note 2:
    Investment advisory charges ....................................................       1,969,475        2,318,695
    Administrative and distribution charges ........................................       2,392,877        1,021,735
    Mortality and expense risk charges .............................................         566,289          433,859
    Liquidity guarantee charges ....................................................         232,308          179,193
                                                                                        ------------     ------------
                                                                     TOTAL EXPENSES        5,160,949        3,953,482
                                                                                        ------------     ------------
                                                             INVESTMENT INCOME, NET       47,812,862       44,988,150
                                                                                        ------------     ------------
REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
  Net realized gain (loss) on:
    Real estate properties .........................................................              --        1,098,884
    Marketable securities ..........................................................       4,320,393         (120,488)
                                                                                        ------------     ------------
                                                   Net realized gain on investments        4,320,393          978,396

  Net change in unrealized appreciation (depreciation) on:
    Real estate properties .........................................................     (34,514,925)      (2,798,262)
    Real estate joint venture ......................................................          (5,464)         (10,600)
    Marketable securities ..........................................................       5,432,283       (1,627,660)
                                                                                        ------------     ------------
                Net change in unrealized appreciation (depreciation) on investments      (29,088,106)      (4,436,522)
                                                                                        ------------     ------------
                                    NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS      (24,767,713)      (3,458,126)
                                                                                         ------------     ------------
                                               NET INCREASE IN NET ASSETS RESULTING
                                                  FROM CONTINUING OPERATIONS BEFORE
                                      DISCONTINUED OPERATIONS AND MINORITY INTEREST       23,045,149       41,530,024
                                                                                        ------------     ------------
Discontinued Operations--Note 3:
  Income from discontinued operations ..............................................          44,110          276,485
  Realized gain from discontinued operations .......................................       2,137,146               --
                                                                                        ------------     ------------
                  Net increase in net assets resulting from discontinued operations        2,181,256          276,485
                                                                                        ------------     ------------

                                          NET INCREASE IN NET ASSETS RESULTING FROM
                                                OPERATIONS BEFORE MINORITY INTEREST       25,226,405       41,806,509

  Minority interest in net increase in net assets
    resulting from operations ......................................................        (119,166)              --
                                                                                        ------------     ------------
                                                         NET INCREASE IN NET ASSETS
                                                          RESULTING FROM OPERATIONS     $ 25,107,239     $ 41,806,509
                                                                                        ============     ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                           FOR THE           FOR THE
                                                                                        THREE MONTHS      THREE MONTHS
                                                                                            ENDED             ENDED
                                                                                          MARCH 31,         MARCH 31,
                                                                                            2002              2001
                                                                                        ------------      -------------
FROM OPERATIONS
 Investment income, net ..........................................................    $    47,812,862     $    44,988,150
 Net realized gain on investments ................................................          4,320,393             978,396
 Net change in unrealized appreciation (depreciation) on investments .............        (29,088,106)         (4,436,522)
 Discontinued operations .........................................................          2,181,256             276,485
 Minority interest in net increase in net assets resulting from operations .......           (119,166)                 --
                                                                                      ---------------     ---------------
                                                        NET INCREASE IN NET ASSETS
                                                         RESULTING FROM OPERATIONS         25,107,239          41,806,509
                                                                                      ---------------     ---------------
FROM PARTICIPANT TRANSACTIONS
 Premiums ........................................................................         82,678,200          54,863,370
 Net transfers from (to) TIAA ....................................................        (24,925,067)          3,247,366
 Net transfers from CREF Accounts ................................................         84,046,717         148,229,089
 Annuity and other periodic payments .............................................         (3,888,693)         (2,948,575)
 Withdrawals and death benefits ..................................................        (23,438,052)        (15,920,450)
                                                                                      ---------------     ---------------
                                              NET INCREASE IN NET ASSETS RESULTING
                                                     FROM PARTICIPANT TRANSACTIONS        114,473,105         187,470,800
                                                                                      ---------------     ---------------
                                                        NET INCREASE IN NET ASSETS        139,580,344         229,277,309

NET ASSETS
 Beginning of year ...............................................................      3,213,667,177       2,387,122,071
                                                                                      ---------------     ---------------
 End of period ...................................................................    $ 3,353,247,521     $ 2,616,399,380
                                                                                      ===============     ===============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FOR THE          FOR THE
                                                                                        THREE MONTHS     THREE MONTHS
                                                                                            ENDED            ENDED
                                                                                          MARCH 31,        MARCH 31,
                                                                                            2002             2001
                                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ............................     $  25,107,239     $  41,806,509
 Adjustments to reconcile net increase in net assets resulting From operations to net cash used in operating activities:
   Increase in investments .......................................................      (134,730,680)     (231,307,137)
   Increase in other assets ......................................................        (4,059,878)       (1,161,557)
   Increase (decrease) in accrued real estate property level expenses and taxes ..        (4,249,266)        1,897,343
   Increase (decrease) in security deposits held .................................          (355,293)          375,564
   Increase (decrease) in other liabilities ......................................         2,543,459          (685,988)
   Increase in minority interest .................................................           995,857         1,192,976
                                                                                       -------------     -------------
                                                                  NET CASH USED IN
                                                              OPERATING ACTIVITIES      (114,748,562)     (187,882,290)
                                                                                       -------------     -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums ........................................................................        82,678,200        54,863,370
 Net transfers from (to) TIAA ....................................................       (24,925,067)        3,247,366
 Net transfers from CREF Accounts ................................................        84,046,717       148,229,089
 Annuity and other periodic payments .............................................        (3,888,693)       (2,948,575)
 Withdrawals and death benefits ..................................................       (23,438,052)      (15,920,450)
                                                                                       -------------     -------------
                                                              NET CASH PROVIDED BY
                                                          PARTICIPANT TRANSACTIONS       114,473,105       187,470,800
                                                                                       -------------     -------------
                                                              NET DECREASE IN CASH          (275,457)         (411,490)

CASH
 Beginning of year ...............................................................           275,457           715,866
                                                                                       -------------     -------------
 End of period ...................................................................     $          --     $     304,376
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

RECENT ACCOUNTING PRONOUNCEMENTS: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. It also supersedes the accounting and reporting of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Account adopted SFAS No. 144 as of January 1, 2002.

RECLASSIFICATIONS: Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

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

NOTE 3--REAL ESTATE PROPERTIES

There were no real estate properties acquired during the three months ended March 31, 2002.

On January 31, 2002, the Account sold a real estate property. The income from this property during 2002 (prior to the sale) consisted of rental income of $104,047 less operating expenses of $35,769 and real estate taxes of $24,168 resulting in net investment income of $44,110. At the time of sale, the property had a cost of $11,112,854 and the proceeds of sale were $13,250,000 resulting in a realized gain of $2,137,146.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2031. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                        Years Ending
                        December 31,
                        ------------
                        2002                      $  192,002,725
                        2003                         179,276,013
                        2004                         158,747,020
                        2005                         136,717,209
                        2006                         104,833,680
                        Thereafter                   314,972,477
                                                  --------------
                        Total                     $1,086,549,124
                                                  ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                             FOR THE
                                          THREE MONTHS
                                              ENDED                     FOR THE YEARS ENDED DECEMBER 31,
                                            MARCH 31,      ---------------------------------------------------------
                                            2002 (1)         2001         2000        1999        1998        1997
                                          ------------     --------     --------    --------    --------    --------
                                           (Unaudited)
Per Accumulation Unit Data:
 Rental income ..........................   $  3.518       $ 14.862     $ 14.530    $ 12.168    $ 10.425    $  7.288
 Real estate property
   Level expenses and taxes .............      1.227          4.754        4.674       3.975       3.403       2.218
                                            --------       --------     --------    --------    --------    --------
                  Real estate income, net      2.291         10.108        9.856       8.193       7.022       5.070
 Income from real estate joint venture ..      0.022          0.130        0.056          --          --          --
 Dividends and interest .................      0.311          1.950        2.329       2.292       3.082       2.709
                                            --------       --------     --------    --------    --------    --------
                             Total income      2.624         12.188       12.241      10.485      10.104       7.779
 Expense charges (2) ....................      0.256          0.995        0.998       0.853       0.808       0.580
                                            --------       --------     --------    --------    --------    --------
                   Investment income, net      2.368         11.193       11.243       9.632       9.296       7.199
 Net realized and unrealized
   gain (loss) on investments ...........     (1.072)        (1.239)       3.995       1.164       0.579       3.987
                                            --------       --------     --------    --------    --------    --------
 Net increase in
   Accumulation Unit Value ..............      1.296          9.954       15.238      10.796       9.875      11.186
 Accumulation Unit Value:
   Beginning of year ....................    168.160        158.206      142.968     132.172     122.297     111.111
                                            --------       --------     --------    --------    --------    --------
   End of period ........................   $169.456       $168.160     $158.206    $142.968    $132.172    $122.297
                                            ========       ========     ========    ========    ========    ========

Total return ............................       0.77%          6.29%       10.66%       8.17%       8.07%      10.07%
Ratios to Average Net Assets:
   Expenses (2) .........................       0.16%          0.61%        0.67%       0.63%       0.64%       0.58%
   Investment income, net ...............       1.46%          6.81%        7.50%       7.13%       7.34%       7.25%
Portfolio turnover rate:
   Real estate properties ...............       0.17%          4.61%        3.87%       4.46%          0%          0%
   Securities ...........................      48.42%         40.62%       32.86%      27.68%      24.54%       7.67%
Thousands of Accumulation Units
   outstanding at end of period..........     19,085         18,456       14,605      11,487       8,834       6,313

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 2002 would be $1.483 ($5.749, $5.672, $4.828, $4.211 and $2.798 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2002 would be 0.91% (3.50%, 3.79%, 3.58%, 3.32% and 2.82% for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 respectively).

 NOTE 6--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                         FOR THE             FOR THE
                                                       THREE MONTHS            YEAR
                                                          ENDED               ENDED
                                                      MARCH 31, 2002    DECEMBER 31, 2001
                                                      --------------    -----------------
                                                       (Unaudited)
Accumulation Units:
  Credited for premiums.............................       488,857          1,542,511
  Credited for transfers, net disbursements and
    amounts applied to the Annuity Fund.............       139,538          2,309,261
  Outstanding:
    Beginning of year...............................    18,456,445         14,604,673
                                                        ----------         ----------
    End of period...................................    19,084,840         18,456,445
                                                        ==========         ==========

NOTE 7--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of April 30, 2002, the Account had outstanding commitments to purchase two office buildings, three retail properties and six warehouse buildings in the total amount of approximately $417.4 million. In addition, the Account had an outstanding commitment to sell one property for approximately $12.5 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2002


REAL ESTATE PROPERTIES--68.18%

LOCATION / DESCRIPTION                                                                 VALUE
----------------------                                                                 -----
ARIZONA:
    Biltmore Commerce Center - Office building..................................   $  30,420,397
CALIFORNIA:
    9 Hutton Centre - Office building ..........................................      19,600,000
    88 Kearny Street - Office building .........................................      79,750,000
    Cabot Industrial Portfolio - Industrial building ...........................      39,398,283
    Eastgate Distribution Center - Industrial building..........................      14,500,000
    Kenwood Mews - Apartments ..................................................      22,700,000
    Larkspur Courts - Apartments................................................      53,200,000
    Northpoint Commerce Center - Industrial building............................      37,400,000
    Ontario Industrial Portfolio - Industrial building..........................     108,000,000
    Westcreek - Apartments .....................................................      17,900,000
COLORADO:
    Arapahoe Park East - Industrial building....................................      12,300,000
    The Lodge at Willow Creek - Apartments......................................      30,500,000
    Monte Vista - Apartments  ..................................................      21,500,000
CONNECTICUT:
    Ten & Twenty Westport Road - Office building................................     140,000,000
FLORIDA:
    Doral Pointe- Apartments....................................................      45,341,796
    Golfview - Apartments ......................................................      25,070,702
    The Greens at Carolina - Apartments.........................................      16,100,000
    The Greens at Metrowest - Apartments........................................      14,100,000
    Maitland Promenade One - Office building....................................      37,600,000
    Plantation Grove - Shopping center..........................................       7,700,000
    Quiet Waters at Coquina Lakes - Apartments..................................      17,600,000
    Royal St. George - Apartments...............................................      16,400,000
    Sawgrass Portfolio - Office building........................................      48,400,000
    South Florida Apartment Portfolio - Apartments..............................      46,700,000
    Westinghouse Facility  - Industrial building................................       5,300,000
GEORGIA:
    Atlanta Industrial Portfolio - Industrial building..........................      38,500,000
ILLINOIS:
    Chicago Industrial Portfolio - Industrial building..........................      42,600,000
    Columbia Center III - Office building.......................................      35,500,000
    Parkview Plaza - Office building............................................      50,000,000
    Rolling Meadows - Shopping center...........................................      12,390,000
KENTUCKY:
    IDI Kentucky Portfolio - Industrial building................................      53,300,000
MARYLAND:
    FedEx Distribution Facility - Industrial building...........................       7,500,000
    Longview Executive Park - Office building...................................      28,203,098
MASSACHUSETTS
  Batterymarch Park II - Office building........................................      17,500,000
    Needham Corporate Center - Office building..................................      27,700,000
MICHIGAN:
    Indian Creek - Apartments...................................................      16,800,000

                See notes to consolidated financial statements.

LOCATION / DESCRIPTION                                                                 VALUE
----------------------                                                                 -----
MINNESOTA:
    Interstate Crossing - Industrial building...................................  $    6,700,000
    River Road Distribution Center - Industrial building........................       4,100,000
NEVADA:
    UPS Distribution Facility - Industrial building.............................      11,100,000
NEW JERSEY:
    10 Waterview Boulevard - Office building....................................      29,300,000
    371 Hoes Lane - Office building.............................................      13,132,726
    Konica Photo Imaging Headquarters - Industrial building.....................      17,800,000
    Morris Corporate Center III - Office building...............................     103,000,000
    South River Road Industrial - Industrial building...........................      32,700,000
NEW YORK:
    780 Third Avenue - Office building..........................................     179,000,000
    The Colorado - Apartments...................................................      58,000,000
NORTH CAROLINA:
    The Lynnwood Collection - Shopping center...................................       7,900,000
    The Millbrook Collection - Shopping center..................................       7,200,000
OHIO:
    Bent Tree - Apartments  ....................................................      13,900,000
    Bisys Fund Services Building - Office building..............................      20,000,000
    Columbus Portfolio - Office building........................................      25,630,443
    Northmark Business Center III - Office building.............................      11,600,000
OREGON:
    Five Centerpointe - Office building.........................................      17,600,683
PENNSYLVANIA:
    Lincoln Woods - Apartments .................................................      24,600,000
TEXAS:
    Butterfield Industrial Park - Industrial building...........................       4,600,000(1)
    Dallas Industrial Portfolio - Industrial building...........................      97,300,000
    The Legends at Chase Oaks - Apartments......................................      26,000,000
UTAH:
    Landmark at Salt Lake City - Industrial building............................      13,000,000
VIRGINIA:
    Ashford Meadows - Apartments ...............................................      63,500,000
    Fairgate at Ballston - Office building......................................      29,900,000
    Monument Place - Office building............................................      35,400,000
WASHINGTON DC:
    1015 15th Street - Office building..........................................      49,055,695
    1801 K Street N W - Office building.........................................     152,000,000
                                                                                  --------------

    TOTAL REAL ESTATE PROPERTIES (Cost $2,271,508,760)..........................   2,291,493,823
                                                                                  --------------

(1)  Leasehold interest only.


MORTGAGES--0.27%
The Georgetown Company -  a 90% participation in a construction loan with a total commitment of $13 million, bearing interest payable monthly at LIBOR plus 200 basis points, currently 3.90%, due April 1, 2003 with an option to
  extend to April 1, 2004.......................................................       9,029,391
                                                                                  --------------

    TOTAL MORTGAGES (Cost $9,029,391)...........................................       9,029,391
                                                                                  --------------

                See notes to consolidated financial statements.

OTHER REAL ESTATE RELATED INVESTMENTS--1.19%

VALUE
REAL ESTATE JOINT VENTURE--0.85%
    Teachers REA IV, LLC, which owns
        Tyson's Executive Plaza II (50% Account Interest).......................  $   28,632,778
                                                                                  --------------

    TOTAL REAL ESTATE JOINT VENTURE   (Cost $25,133,111)........................      28,632,778
                                                                                  --------------


LIMITED PARTNERSHIPS-- 0.34%
    MONY/Transwestern Mezzanine Realty Partners L.P. ...........................       7,010,914
    Essex Apartment Value Fund, L.P. ...........................................       4,462,966
                                                                                  --------------

    TOTAL LIMITED PARTNERSHIP   (Cost $11,473,880)..............................      11,473,880
                                                                                  --------------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS   (Cost $36,606,991)................      40,106,658
                                                                                  --------------



MARKETABLE SECURITIES--30.36%

REAL ESTATE RELATED--8.94%

REAL ESTATE INVESTMENT TRUSTS--3.59%

     SHARES           ISSUER
     ------           ------
     39,500           Alexandria Real Estate Equities, Inc. ....................       1,761,700
    185,000           AMB Property Corporation .................................       5,087,500
    100,000           Apartment Investment & Management Co .....................       4,837,000
    310,325           Archstone-Smith Trust ....................................       8,313,607
    116,700           Avalonbay Communities, Inc. ..............................       5,811,660
    305,800           Boston Properties, Inc....................................      12,063,810
     36,800           Centerpoint Properties Corp...............................       1,989,040
    164,500           Chateau Communities, Inc..................................       4,726,085
     90,000           Corporate Office Properties Trust, Inc....................       1,179,000
    216,900           Cousins Properties, Inc...................................       5,650,245
    226,300           Duke Realty Corp..........................................       5,883,800
    445,333           Equity Office Properties Trust............................      13,355,536
    318,400           Equity Residential Properties Trust Co....................       9,150,816
    114,700           Hilton Hotels Corp........................................       1,640,210
    222,800           Host Marriott Corp (New)..................................       2,662,460
     37,100           Kilroy Realty.............................................       1,046,591
    155,750           Kimco Realty Corp.........................................       5,093,025
     32,100           Manufactured Home Communities, Inc........................       1,059,300
    240,500           Mission West Properties Inc...............................       3,150,550
    241,600           Prologis Trust............................................       5,641,360
     35,600           Public Storage, Inc.......................................       1,317,556
    163,800           Reckson Associates Realty Corp............................       4,039,308
    200,100           Rouse Co..................................................       6,199,098
    185,900           Simon Property Group, Inc.................................       6,065,917
     38,000           Starwood Hotels & Resorts Worldwide.......................       1,429,180
     37,600           Sun Communities, Inc......................................       1,477,680
                                                                                  --------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $110,465,543).........................     120,632,034
                                                                                  --------------

                See notes to consolidated financial statements.

COLLATERALIZED MORTGAGE BACKED SECURITIES--5.35%

  PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                           VALUE
  ---------           --------------------------------------                           -----
$  11,000,000         Ball 2001-116A B
                       2.490% 09/17/05.......................................... $    10,944,373
   10,000,000         Calwest Industrial
                      2.280% 02/15/07...........................................       9,999,990
   19,946,280         COMM 2.35
                      2.350% 11/15/13...........................................      19,963,234
   20,000,000         CSFB 2001-TFLA
                       2.350% 11/13/13..........................................      20,017,400
   19,898,018         GGPMP 3.20
                       3.200% 02/15/14..........................................      19,922,692
    9,945,527         GGPMP 2.60
                       2.600% 02/15/14..........................................       9,951,295
   10,000,000         GSMS 2001-Rock A2FL
                       2.230% 05/03/11..........................................       9,733,510
    9,746,642         JPMCC 2001-FL1A B
                       2.280% 06/13/13..........................................       9,712,080
   10,000,000         MSDW Capital
                       2.260% 02/03/11..........................................       9,834,980
    8,000,000         MSDWC 2001 - FRMA C
                       2.480% 07/12/16..........................................       7,794,464
    7,500,000         MSDWC 2001 - SGMA B
                       2.310% 07/11/11..........................................       7,429,065
    9,977,444         MSDWC 2001 - XLF A1
                       2.370% 10/07/13..........................................       9,989,617
   10,000,000         Opryland Hotel Trust
                       2.330% 04/01/04..........................................       9,978,100
    7,484,348         Strategic Hotel Cap
                       3.090% 04/17/06..........................................       7,241,930
    7,484,348         Strategic Hotel Cap
                       2.330% 04/17/06..........................................       7,228,930
    5,000,000         Trize 2001 - TZHA A3FL
                       2.270% 03/15/13..........................................       4,922,865
    5,000,000         USC Oakbrook Trust
                       2.070% 11/01/05..........................................       4,967,050
                                                                                 ---------------

TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES (Cost $180,979,091).............     179,631,575
                                                                                  --------------

TOTAL REAL ESTATE RELATED  (Cost $291,444,634)..................................     300,263,609
                                                                                  --------------


OTHER--21.42%

COMMERCIAL PAPER--21.42%

  PRINCIPAL           ISSUER, COUPON AND MATURITY DATE                                 VALUE
  ---------           --------------------------------                                 -----
   20,300,000         American Honda Finance Corp
                       1.790% 04/17/02..........................................      20,280,715
   19,035,000         Asset Securitization Cooperative Corp
                       1.83% 04/19/02...........................................      19,015,013
   16,500,000         Beta Finance Inc
                       1.92% 06/24/02...........................................      16,423,839
   25,000,000         The Canadian Wheat Board
                       1.810% 05/07/02..........................................      24,950,168

                See notes to consolidated financial statements.

  PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                           VALUE
  ---------           --------------------------------------                           -----
$  20,000,000         Caterpillar Financial Services Corp
                       1.830% 05/28/02..........................................  $   19,938,000
   25,000,000         Ciesco LP
                       1.820% 05/03/02..........................................      24,955,277
    2,900,000         Corporate Asset Funding Corp, Inc
                       1.850% 04/01/02..........................................       2,899,567
   20,200,000         Corporate Asset Funding Corp, Inc
                       1.820% 05/17/02..........................................      20,148,860
   18,715,000           Edison Asset Securitization LLC
                       1.80% 04/01/02...........................................      18,712,208
   14,240,000         Federal Home Loan Banks
                       1.750% 05/08/02..........................................      14,211,678
    7,280,000         Federal Home Loan Banks
                       1.770% 05/15/02..........................................       7,262,797
   15,560,000         Federal Home Loan Mortgage Corp
                       1.720% 04/02/02..........................................      15,556,905
    4,920,000         Federal Home Loan Mortgage Corp
                       1.730% 04/16/02..........................................       4,915,646
   29,975,000         Federal Home Loan Mortgage Corp
                       1.750% 04/23/02..........................................      29,938,155
   27,885,000         Federal Home Loan Mortgage Corp
                       1.750% 05/16/02..........................................      27,817,705
   22,150,000         Federal National Mortgage Association
                       1.730% 04/03/02..........................................      22,144,587
   14,020,000         Federal National Mortgage Association
                       1.730% 04/24/02..........................................      14,002,078
   40,050,000         Federal National Mortgage Association
                       1.770% 05/22/02..........................................      39,941,264
   16,900,000         FHLMC
                       1.785% 04/23/02..........................................      16,879,227
   26,500,000         FNMA
                       1.763% 04/03/02..........................................      26,493,478
   22,500,000         General Electric Capital
                       1.840% 05/16/02..........................................      22,444,200
   24,376,000         Goldman Sachs Group LP
                       1.910% 06/17/02..........................................      24,272,539
   10,000,000         Govco Incorporated
                       1.810% 04/24/02..........................................       9,987,000
    8,785,000         Govco Incorporated
                       1.810% 05/01/02..........................................       8,770,182
   10,000,000         Home Depot Funding Corp
                       1.750% 05/21/02..........................................       9,972,617
   25,000,000         J.P Morgan Chase & Co
                       1.930% 06/21/02..........................................      24,888,582
    1,100,000         Kimberly-Clark Corp
                       1.770% 04/12/02..........................................       1,099,209
    9,585,000         Kitty Hawk Funding Corp
                       1.870% 05/10/02..........................................       9,564,424
      478,000           Kitty Hawk Funding Corp
                       1.930% 06/28/02..........................................         475,583
   20,000,000         McGraw-Hill, Inc
                       1.860% 06/19/02..........................................      19,912,988
   15,000,000         Moriarty LLC
                       1.920% 06/13/02..........................................      14,939,517

                See notes to consolidated financial statements.

  PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                           VALUE
  ---------           --------------------------------------                           -----
$  20,425,000         Morgan Stanley Dean Witter
                       1.820% 04/10/02..........................................  $   20,412,404
   11,800,000         Paccar Financial Corp
                       1.750% 04/24/02..........................................      11,784,660
    2,185,000         Paccar Financial Corp
                       1.750% 04/26/02..........................................       2,181,941
    3,485,000         Paccar Financial Corp
                       1.880% 06/12/02..........................................       3,471,314
   17,740,000         Pharmacia Corp
                       1.780% 04/11/02..........................................      17,728,148
   16,900,000         Pitney Bowes Inc
                       1.650% 04/18/02..........................................      16,883,100
   22,940,000         Preferred Receivables Funding Corp
                       1.810% 04/08/02..........................................      22,928,211
   20,000,000         Procter & Gamble
                       1.760% 05/01/02..........................................      19,966,266
   25,000,000         SBC International Inc
                       1.830% 05/13/02..........................................      24,942,500
   12,000,000         Schering Corp
                       1.770% 04/05/02..........................................      11,995,823
   11,940,000         Schering Corp
                       1.730% 04/09/02..........................................      11,933,250
   23,000,000         SIGMA Finance
                       1.930% 6/18/02...........................................      22,901,158
                                                                                  --------------

TOTAL COMMERCIAL PAPER (Amortized cost $720,068,117)............................     719,942,783
                                                                                  --------------

TOTAL OTHER (Cost $720,068,117).................................................     719,942,783
                                                                                  --------------

TOTAL MARKETABLE SECURITIES (Cost $1,011,512,751)...............................   1,020,206,392
                                                                                  --------------

TOTAL INVESTMENTS--100.00% (Cost $3,328,657,893)................................  $3,360,836,264
                                                                                  ==============

                See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As of March 31, 2002, the TIAA Real Estate Account owned a total of 64 real estate properties, including 24 office properties (two of which are held in joint venture), 18 industrial properties (including one development project joint venture), 18 apartment complexes, and 4 neighborhood shopping centers. As of March 31, 2002, these properties represented 69.0% of the Account's total investment portfolio.

         During the first quarter of 2002, the Account made one fund investment and sold one office property, but did not purchase any real estate properties. In May of 2002, the Account purchased a 50% interest in each of three joint venture partnerships which owned three regional malls for an aggregate equity investment of approximately $198.8 million. Each property is subject to an existing mortgage, which was an existing obligation of the partnerships. The Account also currently has outstanding commitments to purchase two office buildings and six warehouses in the total amount of $218.4 Million. The Account continues to pursue suitable real estate properties for acquisition, and is currently in various stages of negotiations with a number of prospective sellers.

         As of March 31, 2002, the Account also held investments in commercial paper, representing 21.4% of the portfolio, commercial mortgage backed securities (CMBS), representing 5.4% of the portfolio, real estate investment trusts (REITS), representing 3.6% of the portfolio, mortgages, representing 0.3% of the portfolio and real estate-related limited partnerships, representing 0.3% of the portfolio.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2001:

RESULTS FROM CONTINUING OPERATIONS

         The Account's total net return was 0.77% for the three months ended March 31, 2002 and 1.67% for the same quarter in 2001. The performance of the Account was negatively affected by the decline in market value of some of the Account's real estate properties, which was due in part to the continued effects of the recessionary economy, which began in March 2001. The Account's net investment income, after deduction of all expenses, was $47,812,862 for the three months ended March 31, 2002 and $44,988,150 for the three months ended March 31, 2001, a 6.3% increase. This increase was primarily the result of a 28% increase in the Account's net assets and a 16% increase in the Account's real estate holdings during the period from March 31, 2001 to March 31, 2002.

         The Account had net realized and unrealized losses on investments of $24,767,713 for the three month period ended March 31, 2002 compared with net realized and unrealized losses on investments of $3,458,126 for the same period in 2001. The unrealized losses as of March 2002 can be attributed to the substantial decline, in the amount of $34,514,925, in the aggregate market value of the Account's real estate holdings during the first quarter of 2002 as compared to a

$2,798,262 net loss in the aggregate market value of the Account's real estate properties during the same period of 2001. The Account's marketable securities in the first quarter 2002 had realized and unrealized gains totaling $9,752,676 as compared to a realized and unrealized loss of $1,748,148 in 2001.

          The Account's real estate holdings generated approximately 87% and 82% of the Account's total investment income (before deducting account level expenses) during the three months ended March 31, 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

          Gross real estate rental income was $71,031,600 for the three months ended March 31, 2002 and $59,051,511 for the same period in 2001. This increase was primarily due to the increase in the number of properties owned by the Account, from 57 properties at the end of 2001 to 64 at the end of the first quarter 2002. Interest income on the Account's short-term investments decreased from $6,215,939 in for the first quarter 2001 to $3,829,944 for the first quarter 2002. Dividend income on the Account's REIT investments increased slightly from $2,186,860 to $2,449,673 for the same periods.

         Total property level expenses for the three months ended March 31, 2002 were $24,782,398, of which $15,862,483 represented operating expenses and $8,919,915 were attributable to real estate taxes. Total property level expenses for the three months ended March 31, 2001 were $18,918,787, of which $12,452,128 represented operating expenses and $6,466,659 were attributable to real estate taxes. The increase in property level expenses reflected the increased number of properties in the Account.

          The Account incurred expenses for the three months ended March 31, 2002 and 2001 of $1,969,475 and $2,318,695, respectively, for investment advisory services, $2,392,877 and $1,021,735, respectively, for administrative and distribution services, and $798,597 and $613,052, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses generally increased as a result of the larger net asset base of the Account. The expenses for investment advisory services in 2001, however, were higher because they included an expense adjustment to reflect a change in the way certain investment expenses are allocated to the Account.

RESULTS FROM DISCONTINUED OPERATIONS

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. On January 31, 2002, the Account sold a real estate property. In accordance with SFAS 144, the investment income and realized gain for the three months ended March 31, 2002 and 2001 relating to that property were removed from continuing operations and classified as discontinued operations. The income from this property during the first quarter of 2002 (prior to the sale) consisted of rental income of $104,047 less operating expenses of $35,769 and real estate taxes of $24,168 resulting in net investment income of $44,110. The income from this property during the first quarter of 2001 consisted of rental income of $397,353 less operating expenses of $52,412 and real estate taxes of $68,456 resulting in net investment income of $276,485. At the time of sale, the property had a cost of $11,112,854 and the proceeds of sale were $13,250,000 resulting in a realized gain of $2,137,146.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2002 and 2001, the Account's liquid assets (i.e., its cash, REITs, short- and intermediate-term investments, and government securities) had a value of $1,020,206,392 and $627,396,773, respectively. For the three months ended March 31,2002, the Account received $82,678,200 in premiums and $59,121,650 in net participant transfers from other TIAA and CREF accounts, while for the same period in 2001, the Account received $54,863,370 in premiums and $151,476,455 in net participant transfers from other TIAA and CREF accounts. The decline in volume of net participants transfers into the Account may be due in part to the strengthening of the equity markets. As of March 31, 2002, the Account received $13.0 million in proceeds from the sale of a property.

          We plan to use much of the Account's liquid assets as of March 31, 2002, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be primarily invested in marketable securities to meet expense needs and redemption requests (e.g., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (A) EXHIBITS

      (3)   (A)  Charter of TIAA (as amended)(1)
            (B)  Bylaws of TIAA (as amended)(2)

      (4)   (A)  Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account
                 Endorsements(3) and Keogh Contract(4)

            (B)  Forms of Income-Paying Contracts(3)

      (10)  (A)  Independent Fiduciary Agreement by and among TIAA, the
                 Registrant, and The Townsend Group4
            (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account(3)

            (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))(1)

-------------
(1) - Previously filed and incorporated herein by reference to the Account's registration statement on Form S-1 filed April
27, 2001. (File No. 333-59778).

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

DATE: May 13, 2002
                                    TIAA REAL ESTATE ACCOUNT

                                    By:  TEACHERS INSURANCE AND ANNUITY
                                         ASSOCIATION OF AMERICA

                                    By:  /s/ Lisa Snow
                                         ---------------------------------
                                         Lisa Snow
                                         Vice President and
                                         Chief Counsel, Corporate Law



DATE: May 13, 2002
                                    By:  /s/ Richard L. Gibbs
                                         ---------------------------------
                                         Richard L. Gibbs
                                         Executive Vice President
                                         (Principal Accounting Officer)