Form 10-Q
period 2002-06-30
TIAA REAL ESTATE ACCOUNT
filed 2002-08-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

              Yes [X]   No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  JUNE 30, 2002

                                                                            PAGE
                                                                            ----
Consolidated Statements of Assets and Liabilities .........................    3

Consolidated Statements of Operations .....................................    4

Consolidated Statements of Changes in Net Assets ..........................    5

Consolidated Statements of Cash Flows .....................................    6

Notes to Consolidated Financial Statements ................................    7

Consolidated Statement of Investments .....................................   13

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2002             2001
                                                                                --------------   --------------
                                                                                 (Unaudited)
ASSETS
Investments, at value:
   Real estate properties
     (cost: $2,352,073,050 and $2,276,414,478) ..............................   $2,349,710,113   $2,330,914,466
   Mortgages
     (cost: $9,981,275 and $7,265,887) ......................................        9,981,275        7,265,887
   Other real estate related investments, including joint ventures
     (cost: $240,476,468 and $30,925,755) ...................................      247,374,391       34,430,886
   Marketable securities:
     Real estate related
       (cost: $336,602,301 and $301,967,699) ................................      347,668,645      305,250,475
     Other
       (cost: $580,789,241 and $548,265,288) ................................      580,714,913      548,243,870
Cash ........................................................................        3,729,739          275,457
Other .......................................................................       38,403,054       44,003,409
                                                                                --------------   --------------
                                                                 TOTAL ASSETS    3,577,582,130    3,270,384,450
                                                                                --------------   --------------

LIABILITIES
Accrued real estate property level expenses and taxes .......................       33,096,367       39,595,315
Security deposits held ......................................................        8,073,956        8,767,676
Payable for securities transactions .........................................        6,122,820          113,113
Other .......................................................................          735,450          505,176
                                                                                --------------   --------------
                                                            TOTAL LIABILITIES       48,028,593       48,981,280
                                                                                --------------   --------------
MINORITY INTEREST IN SUBSIDIARIES ...........................................        9,451,477        7,735,993
                                                                                --------------   --------------

NET ASSETS
Accumulation Fund ...........................................................    3,394,262,645    3,103,639,556
Annuity Fund ................................................................      125,839,415      110,027,621
                                                                                --------------   --------------
                                                             TOTAL NET ASSETS   $3,520,102,060   $3,213,667,177
                                                                                ==============   ==============
NUMBER OF ACCUMULATION UNITS
   OUTSTANDING--Notes 6 and 7 ...............................................       19,806,194       18,456,445
                                                                                ==============   ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..............................   $       171.37   $       168.16
                                                                                ==============   ==============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                              ------------------------------    ------------------------------
                                                                  2002             2001             2002             2001
                                                              -------------    -------------    -------------    -------------
INVESTMENT INCOME
     Real estate income, net:
     Rental income ........................................   $  74,673,810    $  61,481,572    $ 145,705,410    $ 120,183,910
                                                              -------------    -------------    -------------    -------------
     Real estate property level expenses and taxes:
       Operating expenses .................................      16,343,160       12,284,163       32,205,643       24,718,739
       Real estate taxes ..................................       8,846,423        7,210,352       17,766,338       13,677,011
                                                              -------------    -------------    -------------    -------------
                           Total real estate property level
                                         expenses and taxes      25,189,583       19,494,515       49,971,981       38,395,750
                                                              -------------    -------------    -------------    -------------
                                    Real estate income, net      49,484,227       41,987,057       95,733,429       81,788,160
   Income from real estate joint ventures .................       3,984,431          523,221        4,605,633          928,187
   Interest ...............................................       4,039,751        6,489,152        7,869,695       12,705,091
   Dividends ..............................................       2,620,622        2,006,510        5,070,295        4,193,370
                                                              -------------    -------------    -------------    -------------
                                               TOTAL INCOME      60,129,031       51,005,940      113,279,052       99,614,808
                                                              -------------    -------------    -------------    -------------
Expenses--Note 2:
   Investment advisory charges ............................       2,381,670          295,579        4,351,145        2,614,274
   Administrative and distribution charges ................       2,480,785        2,677,140        4,873,662        3,698,876
   Mortality and expense risk charges .....................         599,387          475,251        1,165,676          909,110
   Liquidity guarantee charges ............................         247,924          211,115          480,232          390,307
                                                              -------------    -------------    -------------    -------------
                                             TOTAL EXPENSES       5,709,766        3,659,085       10,870,715        7,612,567
                                                              -------------    -------------    -------------    -------------
                                     INVESTMENT INCOME, NET      54,419,265       47,346,855      102,408,337       92,002,241
                                                              -------------    -------------    -------------    -------------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
   Net realized gain (loss) on:
     Real estate properties ...............................              --              536               --        1,099,420
     Marketable securities ................................       3,091,947          513,917        7,412,340          393,429
                                                              -------------    -------------    -------------    -------------
                    Net realized gain (loss) on investments       3,091,947          514,453        7,412,340        1,492,849
                                                              -------------    -------------    -------------    -------------
   Net change in unrealized appreciation (depreciation) on:
     Real estate properties ...............................     (22,348,000)          97,345      (56,862,925)      (2,700,917)
     Real estate joint ventures ...........................              --           (4,679)        (181,674)         (14,136)
     Marketable securities ................................       2,298,375       11,457,170        7,730,658        9,829,510
                                                              -------------    -------------    -------------    -------------
                      Net change in unrealized appreciation
                              (depreciation) on investments     (20,049,625)      11,549,836      (49,313,941)       7,114,457
                                                              -------------    -------------    -------------    -------------
                                NET REALIZED AND UNREALIZED
                                 GAIN (LOSS) ON INVESTMENTS     (16,957,678)      12,064,289      (41,901,601)       8,607,306
                                                              -------------    -------------    -------------    -------------
                       NET INCREASE IN NET ASSETS RESULTING
                                 FROM CONTINUING OPERATIONS
                                   BEFORE MINORITY INTEREST
                                AND DISCONTINUED OPERATIONS      37,461,587       59,411,144       60,506,736      100,609,547
                                                              -------------    -------------    -------------    -------------
   Minority interest in net increase in
     net assets resulting from operations .................        (521,681)        (448,023)        (640,847)        (448,023)
                                                              -------------    -------------    -------------    -------------
                       NET INCREASE IN NET ASSETS RESULTING
                                     FROM OPERATIONS BEFORE
                                    DISCONTINUED OPERATIONS      36,939,906       58,963,121       59,865,889      100,161,524
                                                              -------------    -------------    -------------    -------------
   Discontinued operations--Note 3:
     Investment income from discontinued operations .......         457,347          585,167          501,457        1,193,273
     Realized gain from discontinued operations ...........       1,320,050               --        3,457,196               --
                                                              -------------    -------------    -------------    -------------
                  Net increase in net assets resulting from
                     discontinued operations ..............       1,777,397          585,167        3,958,653        1,193,273
                                                              -------------    -------------    -------------    -------------
                                 NET INCREASE IN NET ASSETS
                                  RESULTING FROM OPERATIONS   $  38,717,303    $  59,548,288    $  63,824,542    $ 101,354,797
                                                              =============    =============    =============    =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                    ----------------------------------    ----------------------------------
                                                          2002               2001               2002               2001
                                                    ---------------    ---------------    ---------------    ---------------
FROM OPERATIONS

Investment income, net ..........................   $    54,419,265    $    47,346,855    $   102,408,337    $    92,002,241
Net realized gain (loss) on investments .........         3,091,947            514,453          7,412,340          1,492,849
Net change in unrealized appreciation
   (depreciation) on investments ................       (20,049,625)        11,549,836        (49,313,941)         7,114,457
Minority interest in net increase in
net assets resulting from operations ............          (521,681)          (448,023)          (640,847)          (448,023)
Discontinued operations .........................         1,777,397            585,167          3,958,653          1,193,273
                                                    ---------------    ---------------    ---------------    ---------------
                       NET INCREASE IN NET ASSETS
                        RESULTING FROM OPERATIONS        38,717,303         59,548,288         63,824,542        101,354,797
                                                    ---------------    ---------------    ---------------    ---------------

FROM PARTICIPANT TRANSACTIONS

Premiums ........................................        99,258,347         59,500,683        181,936,547        114,364,053
Net transfers from (to) TIAA ....................       (61,331,902)        11,679,977        (86,256,969)        11,680,162
Net transfers from CREF Accounts ................       117,603,122        125,480,574        201,649,839        276,956,844
Annuity and other periodic payments .............        (3,684,917)        (2,563,565)        (7,573,610)        (5,512,140)
Withdrawals and death benefits ..................       (23,707,414)       (15,651,958)       (47,145,466)       (31,572,408)
                                                    ---------------    ---------------    ---------------    ---------------
                      NET INCREASE IN NET ASSETS
                      RESULTING FROM PARTICIPANT
                                     TRANSACTIONS       128,137,236        178,445,711        242,610,341        365,916,511
                                                    ---------------    ---------------    ---------------    ---------------
                       NET INCREASE IN NET ASSETS       166,854,539        237,993,999        306,434,883        467,271,308

NET ASSETS

Beginning of period .............................     3,353,247,521      2,616,399,380      3,213,667,177      2,387,122,071
                                                    ---------------    ---------------    ---------------    ---------------
End of period ...................................   $ 3,520,102,060    $ 2,854,393,379    $ 3,520,102,060    $ 2,854,393,379
                                                    ===============    ===============    ===============    ===============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                    -------------    -------------    -------------    -------------
                                                         2002            2001              2002             2001
                                                    -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

Net increase in net assets resulting
   from operations ..............................   $  38,717,303    $  59,548,288    $  63,824,542    $ 101,354,797
Adjustments to reconcile net increase in
   net assets resulting from operations
   to net cash used in operating activities:
   Increase in investments ......................    (174,613,073)    (244,622,687)    (309,343,753)    (475,929,824)
   Increase in other assets .....................       9,660,233        1,381,741        5,600,355          220,184
   Increase in payable for securities
     transactions ...............................       4,944,158        1,615,611        6,009,707          929,623
   Increase (decrease) in accrued real estate
     property level expenses and taxes ..........      (2,249,682)       2,171,810       (6,498,948)       4,069,153
   Increase (decrease) in security deposits held         (338,427)         279,957         (693,720)         655,521
   Increase (decrease) in other liabilities .....      (1,247,636)              --          230,274               --
   Increase in minority interest ................         719,627        2,581,179        1,715,484        3,774,155
                                                    -------------    -------------    -------------    -------------
                                 NET CASH USED IN
                             OPERATING ACTIVITIES    (124,407,497)    (177,044,101)    (239,156,059)    (364,926,391)
                                                    -------------    -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT
  TRANSACTIONS

Premiums ........................................      99,258,347       59,500,683      181,936,547      114,364,053
Net transfers from (to) TIAA ....................     (61,331,902)      11,679,977      (86,256,969)      11,680,162
Net transfers from CREF Accounts ................     117,603,122      125,480,574      201,649,839      276,956,844
Annuity and other periodic payments .............      (3,684,917)      (2,563,565)      (7,573,610)      (5,512,140)
Withdrawals and death benefits ..................     (23,707,414)     (15,651,958)     (47,145,466)     (31,572,408)
                                                    -------------    -------------    -------------    -------------
                             NET CASH PROVIDED BY
                         PARTICIPANT TRANSACTIONS     128,137,236      178,445,711      242,610,341      365,916,511
                                                    -------------    -------------    -------------    -------------
                             NET INCREASE IN CASH       3,729,739        1,401,610        3,454,282          990,120

CASH

Beginning of period .............................              --          304,376          275,457          715,866
                                                    -------------    -------------    -------------    -------------
End of period ...................................   $   3,729,739    $   1,705,986    $   3,729,739    $   1,705,986
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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures are stated at the Account's equity in the net assets of the underlying entity, which value their real estate holdings at fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. It also supersedes the accounting and reporting of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Account adopted SFAS No. 144 as of January 1, 2002.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the six months ended June 30, 2002 been acquired at the beginning of the period (January 1, 2002), rental income and real estate property level expenses and taxes for the six months ended June 30, 2002 would have increased by approximately
$4,365,000 and $2,446,000, respectively and income from real estate joint ventures would have increased by $5,469,000. In addition, interest income for the six months ended June 30, 2002 would have decreased by approximately $1,821,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 2002 would have been an increase of approximately $5,567,000, if the real estate properties acquired during the six months ended June 30, 2002 had been acquired at the beginning of the year.

During the six months ended June 30, 2002 the Account sold two real estate properties. The income for these properties during 2002 (prior to the sale) consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076 resulting in net investment income of $501,457. At the time of sale, the properties had a cost basis of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a realized gain of $3,457,196.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2031. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                          YEARS ENDING
                          DECEMBER 31,
                          ------------
                          2002                $  233,681,000
                          2003                   241,436,000
                          2004                   217,171,000
                          2005                   189,070,000
                          2006                   149,556,000
                          Thereafter             491,496,000
                                              --------------

                          Total               $1,522,410,000
                                              ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENT IN JOINT VENTURES

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profit and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at June 30, 2002 is $195,656,976. The Account's equity in the joint ventures at June 30, 2002 is $232,383,485. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------
ASSETS

Real estates properties .....................   $844,932,497      $ 56,686,326
Other assets ................................     15,793,846         1,435,578
                                                ------------      ------------
   Total assets .............................   $860,726,343      $ 58,121,904
                                                ============      ============

LIABILITIES AND EQUITY

Mortgages payable, including accrued interest    391,598,253                --
Other liabilities ...........................      3,990,073           708,502
                                                ------------      ------------
   Total liabilities ........................    395,588,326           708,502

EQUITY ......................................    465,138,017        57,413,402
                                                ------------      ------------
   Total liabilities and equity .............   $860,726,343      $ 58,121,904
                                                ============      ============

                                                SIX MONTHS           YEAR
                                                   ENDED             ENDED
                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------

REVENUES AND EXPENSES

   Revenues .................................   $ 18,170,188      $  6,461,814
   Expenses .................................      9,315,667         2,240,630
                                                ------------      ------------
     Excess of revenues over expenses .......   $  8,854,521      $  4,221,184
                                                ============      ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                               SIX MONTHS
                                                  ENDED                  YEARS ENDED DECEMBER 31,
                                                 JUNE 30,  ------------------------------------------------------
                                                 2002 (1)    2001        2000       1999        1998       1997
                                                --------   --------    --------   --------    --------   --------
                                               (Unaudited)
Per Accumulation Unit data:
   Rental income ............................   $  6.985   $ 14.862    $ 14.530   $ 12.168    $ 10.425   $  7.288
   Real estate property
     Level expenses and taxes ...............      2.396      4.754       4.674      3.975       3.403      2.218
                                                --------   --------    --------   --------    --------   --------
                      Real estate income, net      4.589     10.108       9.856      8.193       7.022      5.070
   Income from real estate
     joint ventures .........................      0.221      0.130       0.056         --          --         --
   Dividends and interest ...................      0.621      1.950       2.329      2.292       3.082      2.709
                                                --------   --------    --------   --------    --------   --------
                                 Total income      5.431     12.188      12.241     10.485      10.104      7.779
   Expense charges (2) ......................      0.521      0.995       0.998      0.853       0.808      0.580
                                                --------   --------    --------   --------    --------   --------
                       Investment income, net      4.910     11.193      11.243      9.632       9.296      7.199
   Net realized and unrealized
     gain (loss) on investments .............     (1.696)    (1.239)      3.995      1.164       0.579      3.987
                                                --------   --------    --------   --------    --------   --------
   Net increase in
     Accumulation Unit Value ................      3.214      9.954      15.238     10.796       9.875     11.186
   Accumulation Unit Value:
     Beginning of year ......................    168.160    158.206     142.968    132.172     122.297    111.111
                                                --------   --------    --------   --------    --------   --------
     End of period ..........................   $171.374   $168.160    $158.206   $142.968    $132.172   $122.297
                                                ========   ========    ========   ========    ========   ========
Total return ................................      1.91%      6.29%      10.66%      8.17%       8.07%     10.07%
Ratios to Average Net Assets:
   Expenses (2) .............................      0.32%      0.61%       0.67%      0.63%       0.64%      0.58%
   Investment income, net ...................      3.05%      6.81%       7.50%      7.13%       7.34%      7.25%
Portfolio turnover rate:
   Real estate properties ...................      1.02%      4.61%       3.87%      4.46%          0%         0%
   Securities ...............................     24.75%     40.62%      32.86%     27.68%      24.54%      7.67%
Thousands of Accumulation Units
   outstanding at end of period .............     19,806     18,456      14,605     11,487       8,834      6,313

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Averag Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 2002 would be $2.917 ($5.749, $5.672, $4.828, $4.211 and $2.798 for the years ended
     December 31, 2001, 2000, 1999, 1998 and 1997, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2002 would be 1.81% (3.50%, 3.79%, 3.58%, 3.32% and 2.82% for the years ended
     December 31, 2001, 2000, 1999, 1998 and 1997, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                               SIX MONTHS              YEAR
                                                                  ENDED                ENDED
                                                              JUNE 30, 2002      DECEMBER 31, 2001
                                                              -------------    -------------------
                                                               (Unaudited)
Accumulation Units:
   Credited for premiums .................................      1,071,872            1,542,511
   Credited for transfers, net disbursements and
     amounts applied to the Annuity Fund .................        277,877            2,309,261
   Outstanding:
     Beginning of year ...................................     18,456,445           14,604,673
                                                              -----------           ----------
     End of period .......................................     19,806,194           18,456,445
                                                              ===========           ==========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2002, the Account had an outstanding commitment to purchase one office building for approximately $130.3 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002

REAL ESTATE PROPERTIES--66.46%
LOCATION / DESCRIPTION                                                 VALUE
-------------------                                                    -----
ARIZONA:
      Biltmore Commerce Center--Office building ................   $ 30,442,604
CALIFORNIA:
      9 Hutton Centre--Office building .........................     19,600,000
      88 Kearny Street--Office building ........................     74,000,000
      Cabot Industrial Portfolio--Industrial building ..........     42,568,883
      Eastgate Distribution Center--Industrial building ........     14,500,000
      Kenwood Mews--Apartments .................................     22,705,676
      Larkspur Courts--Apartments ..............................     53,200,000
      Northpoint Commerce Center--Industrial building ..........     37,555,602
      Ontario Industrial Portfolio--Industrial building ........    108,000,000
      Westcreek--Apartments ....................................     18,009,287
COLORADO:
      The Lodge at Willow Creek--Apartments ....................     31,000,000
      Monte Vista--Apartments ..................................     20,900,000
CONNECTICUT:
      Ten & Twenty Westport Road--Office building ..............    140,000,000
FLORIDA:
      Doral Pointe--Apartments .................................     43,500,000
      Golfview--Apartments .....................................     25,050,000
      The Fairways of Carolina--Apartments .....................     16,100,000
      The Greens at Metrowest--Apartments ......................     14,100,000
      Maitland Promenade One--Office building ..................     37,606,855
      Plantation Grove--Shopping center ........................      7,700,000
      Quiet Waters at Coquina Lakes--Apartments ................     17,600,000
      Royal St. George--Apartments .............................     16,400,000
      Sawgrass Portfolio--Office building ......................     48,400,000
      South Florida Apartment Portfolio--Apartments ............     46,700,000
      Westinghouse Facility--Industrial building ...............      5,300,000
GEORGIA:
      Atlanta Industrial Portfolio--Industrial building ........     38,400,000
ILLINOIS:
      Chicago Industrial Portfolio--Industrial building ........     42,500,000
      Columbia Center III--Office building .....................     34,900,000
      Parkview Plaza--Office building ..........................     50,248,816
      Rolling Meadows--Shopping center .........................     12,850,000
KENTUCKY:
      IDI Kentucky Portfolio--Industrial building ..............     51,947,599
MARYLAND:
      FedEx Distribution Facility--Industrial building .........      7,500,000
      Longview Executive Park--Office building .................     26,900,000
MASSACHUSETTS:

      Batterymarch Park II--Office building ....................     16,198,808
      Needham Corporate Center--Office building ................     27,400,000
MICHIGAN:

      Indian Creek--Apartments .................................     16,800,000
MINNESOTA:
      Interstate Crossing--Industrial building .................      6,700,000
      River Road Distribution Center--Industrial building ......      4,200,000

                 See notes to consolidated financial statements

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002


LOCATION / DESCRIPTION                                               VALUE
-------------------                                                  -----
NEVADA:
      UPS Distribution Facility--Industrial building .......   $   11,200,000
NEW JERSEY:
      10 Waterview Boulevard--Office building ..............       27,200,000
      371 Hoes Lane--Office building .......................       10,837,643
      Konica Photo Imaging Headquarters--Industrial building       17,800,000
      Morris Corporate Center III--Office building .........       98,000,000
      South River Road Industrial--Industrial building .....       32,500,000
NEW YORK:
      780 Third Avenue--Office building ....................      184,189,632
      The Colorado--Apartments .............................       56,303,646
NORTH CAROLINA:
      The Lynnwood Collection--Shopping center .............        8,000,000
      The Millbrook Collection--Shopping center ............        7,000,000
OHIO:
      Bent Tree--Apartments ................................       13,900,000
      Bisys Fund Services Building--Office building ........       20,000,000
      Columbus Portfolio--Office building ..................       24,500,000
      Northmark Business Center III--Office building .......        9,000,000
OREGON:
      Five Centerpointe--Office building ...................       16,300,000
PENNSYLVANIA:
      Lincoln Woods--Apartments ............................       24,500,000
TEXAS:
      Butterfield Industrial Park--Industrial building .....        4,614,100(1)
      Dallas Industrial Portfolio--Industrial building .....      137,489,149
      The Legends at Chase Oaks--Apartments ................       26,000,000
UTAH:
      Landmark at Salt Lake City--Industrial building ......       12,676,435
VIRGINIA:
      Ashford Meadows--Apartments ..........................       63,507,220
      Fairgate at Ballston--Office building ................       30,200,000
      Monument Place--Office building ......................       35,400,000
WASHINGTON DC:
      1015 15th Street--Office building ....................       49,700,000
      1801 K Street N W--Office building ...................      155,209,565
      The Farragut Building--Office building ...............       46,198,593
                                                               --------------
      TOTAL REAL ESTATE PROPERTIES (Cost $2,352,073,050) ...   $2,349,710,113
                                                               --------------
(1)   Leasehold interest only.

MORTGAGES--0.28%

The   Georgetown   Company--a   90%   participation   in   a
construction  loan with a total  commitment  of $13 million, bearing  interest  payable  monthly  at LIBOR plus 200 basis points, currently 3.90%, due April 1, 2003 with an option to
extend to April 1, 2004 ....................................        9,981,275
                                                               --------------
      TOTAL MORTGAGES (Cost $9,981,275) ....................        9,981,275
                                                               --------------



       See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002

OTHER REAL ESTATE RELATED INVESTMENTS--6.99%

                                                                       VALUE
                                                                       -----
REAL ESTATE JOINT VENTURES--6.57%
      Florida Mall Association, Ltd.
        The Florida Mall (49.975% Account Interest)* ...........   $ 82,860,003
      Teachers REA IV, LLC, which owns
        Tyson's Executive Plaza II (50% Account Interest) ......     28,937,532
      West Dade County Associates
        Miami International Mall (49.950% Account Interest)* ... 55,833,935 West Town Mall Joint Venture
        West Town Mall (49.932% Account Interest)* .............     64,752,015
                                                                   ------------
      TOTAL REAL ESTATE JOINT VENTURES (Cost $225,485,562) .....    232,383,485
                                                                   ------------

LIMITED PARTNERSHIPS--0.42%
      MONY/Transwestern Mezzanine Realty Partners L.P. .........      9,806,334
      Essex Apartment Value Fund, L.P. .........................      5,184,572
                                                                   ------------
      TOTAL LIMITED PARTNERSHIP (Cost $14,990,906) .............     14,990,906
                                                                   ------------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $240,476,468)     247,374,391
                                                                   ------------

MARKETABLE SECURITIES--26.27%

REAL ESTATE RELATED--9.84%

REAL ESTATE INVESTMENT TRUSTS--4.82%

      SHARES         ISSUER
      ---------      ------
         28,700      Alexandria Real Estate Equities, Inc. .....      1,416,058
        115,000      AMB Property Corporation ..................      3,565,000
        181,000      Apartment Investment & Management Co ......      8,905,200
        385,325      Archstone-Smith Trust .....................     10,288,177
        130,000      Avalonbay Communities, Inc. ...............      6,071,000
        267,900      Boston Properties, Inc ....................     10,702,605
        123,700      Carramerica Realty Corp ...................      3,816,145
         10,900      Centerpoint Properties Corp. ..............        632,309
        144,500      Chateau Communities, Inc ..................      4,421,700
         60,000      Corporate Office Properties Trust, Inc ....        875,400
        246,900      Cousins Properties, Inc ...................      6,113,244
        186,300      Duke Realty Corp. .........................      5,393,385
        566,733      Equity Office Properties Trust. ...........     17,058,663
        448,400      Equity Residential Properties Trust Co. ...     12,891,500
         50,000      Federal Realty Investment Trust Co. .......      1,385,500
         53,500      Heritage Property Investment . ............      1,428,985
        114,700      Hilton Hotels Corp ........................      1,594,330
        222,800      Host Marriott Corp (New). .................      2,517,640
        109,200      IRT Property Co. ..........................      1,391,208
        430,000      ISTAR Financial, Inc. .....................     12,255,000
         37,500      Kilroy Corp. ..............................      1,003,125
        155,750      Kimco Realty Corp. ........................      5,216,068
         60,500      Macerich Co ...............................      1,875,500


* The market value reflects the Account's interest in the joint venture after debt.

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002

      SHARES         ISSUER                                           VALUE
      ---------      ------                                           -----
         22,100      Manufactured Home Communities, Inc. .......   $    775,710
         56,000      Mills Corp. ...............................      1,736,000
        240,500      Mission West Properties Inc. ..............      2,931,695
        180,000      Post Properties, Inc. .....................      5,428,800
        196,100      Prologis Trust ............................      5,098,600
         97,600      PS Business Parks, Inc ....................      3,411,120
        135,600      Public Storage, Inc. ......................      5,030,760
         50,000      Ramco-Gershenson Properties ...............      1,007,500
        206,750      Reckson Associates Realty Corp ............      5,148,075
        168,600      Rouse Co ..................................      5,563,800
        265,900      Simon Property Group, Inc. ................      9,795,756
         43,000      St. Joe Co. ...............................      1,290,860
         38,000      Starwood Hotels & Resorts Worldwide .......      1,249,820
         25,000      Sun Communities, Inc ......................      1,043,750
                                                                   ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $158,382,893) ........    170,329,988
                                                                   ------------

COLLATERALIZED MORTGAGE BACKED SECURITIES--5.02%

      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE
      ---------      --------------------------------------
    $11,000,000      Ball 2001-116A B
                     2.430% 09/19/05 ...........................     10,965,427
     10,000,000      Calwest Industrial
                     2.200% 02/15/12 ...........................     10,026,800
     19,969,995      COMM 2.54
                     2.290% 11/15/13 ...........................     19,991,782
     20,000,000      CSFB 2001-TFLA
                     2.290% 12/15/11 ...........................     20,040,800
     19,904,786      GGPMP 2.78
                     2.540% 02/15/14 ...........................     19,960,320
      9,903,515      GGPMP 3.38
                     3.140% 02/15/14 ...........................      9,953,706
     10,000,000      GSMS 2001-Rock A2FL
                     2.200% 05/03/11 ...........................      9,799,030
      9,703,916      JPMCC 2001-FL1A B
                     2.240% 06/13/13 ...........................      9,688,526
     10,000,000      MSDW Capital
                     2.230% 02/03/11 ...........................      9,897,520
      8,000,000      MSDWC 2001--FRMA C
                     2.420% 07/12/16 ...........................      7,850,304
      7,500,000      MSDWC 2001--SGMA B
                     2.270% 07/11/11 ...........................      7,429,065
      7,271,275      MSDWC 2001--XLF A1
                     2.340% 10/07/13 ...........................      7,273,587
     10,000,000      Opryland Hotel Trust
                     2.300% 04/01/04 ...........................      9,986,050
      7,484,348      Strategic Hotel Cap
                     3.030% 04/17/06 ...........................      7,296,214
      7,484,348      Strategic Hotel Cap
                     2.270% 04/17/06 ...........................      7,266,591
      5,000,000      Trize 2001--TZHA A3FL
                     2.210% 03/15/13 ...........................      4,945,885

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002

      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE           VALUE
      ---------      --------------------------------------           -----
     $5,000,000      USC Oakbrook Trust
                     2.040% 11/01/05 ........................... $    4,967,050
                                                                 --------------
TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES
                     (Cost $178,219,408) .......................    177,338,657
                                                                 --------------
TOTAL REAL ESTATE RELATED (Cost $336,602,301) ..................    347,668,645
                                                                 --------------
OTHER--16.43%

COMMERCIAL PAPER--16.43%
     25,000,000      Abbot Laboratories
                     1.750% 07/25/02 ...........................     24,966,812
     25,000,000      Alabama Power Co.
                     1.780% 07/16/02 ...........................     24,977,875
     25,000,000      Asset Securitization Cooperative Corp
                     1.780% 07/11/02 ...........................     24,983,930
     19,445,000      Barclays U.S. Funding Corp.
                     1.810% 07/18/02 ...........................     19,425,880
     25,000,000      Bellsouth Corp.
                     1.760% 07/01/02 ...........................     24,996,187
      8,500,000      Beta Finance, Inc.
                     1.810% 08/22/02 ...........................      8,477,014
      5,300,000      CC (USA), Inc
                     1.830% 07/25/02 ...........................      5,292,964
     19,700,000      CC (USA), Inc
                     1.810% 08/20/02 ...........................     19,648,666
     10,000,000      CC (USA), Inc
                     1.810% 08/20/02 ...........................      9,973,942
      8,500,000      Ciesco LP
                     1.770% 07/10/02 ...........................      8,494,957
     16,500,000      Ciesco LP
                     1.780% 07/23/02 ...........................     16,479,718
     10,000,000      Corporate Asset Funding Corp, Inc
                     1.770% 07/30/02 ...........................      9,984,267
     25,000,000      Corporate Asset Funding Corp, Inc
                     1.770% 08/01/02 ...........................     24,958,207
      7,900,000      Delaware Funding Corp
                     1.780% 07/17/02 ...........................      7,892,620
     17,379,000      Edison Asset Securitization LLC
                     1.810% 08/19/02 ...........................     17,334,567
      7,620,000      Edison Asset Securitization LLC
                     1.790% 09/16/02 ...........................      7,590,028
     18,600,000      Enterprise Funding Corp
                     1.790% 07/22/02 ...........................     18,578,052
     29,900,000      Federal Home Loan Mortgage Corp
                     1.790% 07/18/02 ...........................     29,870,931
      8,985,000      Federal National Mortgage Association
                     1.750% 07/03/02 ...........................      8,982,804
     14,800,000      Federal National Mortgage Association
                     1.880% 08/21/02 ...........................     14,761,594

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2002

      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE           VALUE
      ---------      --------------------------------------           -----
   $  4,515,000      General Electric Capital Corp
                     1.980% 07/01/02 ........................... $    4,514,311
     19,870,000      Govco Incorporated
                     1.800% 07/24/02 ...........................     19,844,600
     27.000,000      Greyhawk Funding LLC
                     1.790% 08/16/02 ...........................     26,934,952
     19,985,000      Merck, Inc
                     1.770% 07/02/02 ...........................     19,980,937
      9,620,000      Morgan Stanley Dean Witter
                     1.770% 07/08/02 ...........................      9,615,244
      4,900,000      Park Avenue Receivables Corp
                     1.780% 07/19/02 ...........................      4,894,941
     14,700,000      Park Avenue Receivables Corp
                     1.780% 08/09/02 ...........................     14,669,644
      6,100,000      Park Avenue Receivables Corp
                     1.780% 08/12/02 ...........................      6,086,504
     10,650,000      Preferred Receivables Funding Corp
                     1.820% 08/29/02 ...........................     10,617,536
     12,100,000      Receivables Capital Corp
                     1.780% 08/22/02 ...........................     12,067,279
     13,500,000      Salomon Smith Barney
                     1.780% 07/15/02 ...........................     13,488,717
     11,500,000      Salomon Smith Barney Holdings, Inc
                     1.780% 08/13/02 ...........................     11,473,990
     24,700,000      SBC Communications Inc
                     1.780% 07/18/02 ...........................     24,675,712
     24,400,000      SBC International, Inc
                     1.760% 09/04/02 ...........................     24,318,423
     25,000,000      SIGMA Finance
                     1.800% 09/25/02 ...........................     24,890,605
     25,000,000      Toronto Dominion Holdings (U.S.)
                     1.780% 07/22/02 ...........................     24,970,503
                                                                 --------------

 TOTAL COMMERCIAL PAPER (Amortized cost $580,789,241) ..........    580,714,913
                                                                 --------------

TOTAL OTHER (Cost $580,789,241) ................................    580,714,913
                                                                 --------------

TOTAL MARKETABLE SECURITIES (Cost $917,391,542) ................    928,383,558
                                                                 --------------

TOTAL INVESTMENTS--100.00% (Cost $3,519,922,335) ............... $3,535,449,337
                                                                 ==============




                 See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As of June 30, 2002, the TIAA Real Estate Account owned a total of 67 real estate properties, representing 73% of the Account's total investment portfolio. These included 25 office properties (one of which is held in joint venture), 17 industrial properties (including one development joint venture project), 18 apartment complexes, 4 neighborhood shopping centers and an approximately 50% partnership interest in three joint ventures, each owning a regional mall. The following chart breaks down the Account's real estate assets by region and property type.

                                       EAST         MIDWEST          SOUTH         WEST
                                       (23)           (11)           (18)          (15)           TOTAL
                                      ------         ------         ------        ------         ------
         Office (25)                   34.1%           5.4%           3.3%          5.5%          48.3%
         Industrial (17)                4.3%           2.1%           7.3%          8.5%          22.2%
         Residential (18)               5.6%           1.1%           8.0%          5.6%          20.3%
         Retail (7)                     0.6%           0.5%           8.1%          0.0%           9.2%
                                      ------         ------         ------        ------        -------
         TOTAL (67)                    44.6%           9.1%          26.7%         19.6%         100.0%
         ( ) Number of properties in parentheses.

     The following table lists the Account's 10 largest properties by Market Value as of June 30, 2002:

             ======================================================================================
                                                                             MARKET
                                                             PROPERTY       VALUE ($)      % OF NET
             PROPERTY NAME                       STATE       TYPE           (000,000)       ASSETS
             --------------------------------------------------------------------------------------
             780 Third Avenue                     NY         Office            $184.2         5.23%
             1801 K Street, N.W.                  DC         Office            $155.2         4.41%
             Ten & Twenty Westport Rd             CT         Office            $140.0         3.98%
             Dallas Industrial Portfolio          TX         Industrial        $137.5         3.91%
             Ontario Industrial Portfolio         CA         Industrial        $108.0         3.07%
             Morris Corporate Center              NJ         Office             $98.0         2.78%
             The Florida Mall*                    FL         Retail             $82.9         2.36%
             88 Kearney Street                    CA         Office             $74.0         2.10%
             West Town Mall*                      TN         Retail             $64.8         1.84%
             Ashford Meadows Apts                 VA         Residential        $63.5         1.80%
             --------------------------------------------------------------------------------------

              * These properties  are held in joint  venture  and are subject to debt. The market value reflects the Account's interest in the joint venture after debt.

     During the second quarter of 2002, the Account purchased five properties: one office property, one industrial property, and an approximately 50% interest in three joint venture partnerships each owning a regional mall. The three regional malls are each subject to an existing mortgage that was an ongoing obligation of its respective partnership. The Account currently has an outstanding commitment to purchase an office building in the amount of $130.3 million. The Account continues to pursue suitable real estate properties for acquisition, and is currently in various stages of negotiations with a number of prospective sellers.

     As of June 30, 2002, the Account also held investments in commercial paper, representing 16.5% of the portfolio, commercial mortgage backed securities
(CMBS), representing 5.0% of the portfolio, real estate investment trusts (REITs), representing 4.8% of the portfolio, and other real estate-related investments, including a mortgage and real estate limited partnerships, representing 0.7% of the portfolio.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Account and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures are stated at the Account's equity in the net assets of the underlying entity, which value their real estate holdings at fair value.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

RESULTS FROM CONTINUING OPERATIONS

     The Account's total net return was 1.91% for the six months ended June 30, 2002 and 3.92% for the same period in 2001. The performance of the Account continued to be negatively affected by the downward pressure on real estate values and the low short-term interest rates resulting from the recessionary economy. Although the Account's real estate properties continued to produce strong income returns, performance was hurt by valuation declines. The Account's net investment income, after deduction of all expenses, was $102,408,337 for the six months ended June 30, 2002 and $92,002,241 for the same period in 2001. The 11.3% increase was primarily a result of a 23% increase in net assets and a 15% increase in the Account's real estate holdings during the period from June 30, 2002 to June 30, 2001.

     The Account had net realized and unrealized losses on investments of $41,901,601 compared with net realized and unrealized gains of $8,607,306 for the six months ended June 30, 2002 and 2001, respectively. The unrealized losses as of June 30, 2002 are primarily due to the substantial decrease in the aggregate market value of the Account's real estate holdings in the amount of $56,862,925 during the first half of 2002, as compared to a lesser decrease in value in the amount of $2,700,917 during the same period in 2001. The Account's marketable securities in the six months ending June 30, 2002 had realized and unrealized gains totaling $15,142,998 and $10,222,939 for the six months ended June 30, 2002. As of June 30, 2002, the Account had net unrealized losses of $181,674 as compared to net unrealized losses of $14,136 on its investments in real estate joint ventures for the six months ended June 30, 2001.

     The Account's real estate holdings generated approximately 85% and 82% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

     Gross real estate rental income was $145,705,410 for the six months ended June 30, 2002 and $120,183,910 for the same period in 2001. This increase was primarily due to the increase in the number of properties owned by the Account from 60 properties as of June 30, 2001 to 67 properties as of June 30, 2002. Income from real estate joint ventures was $4,605,633 and $928,187, respectively for the same periods. Interest income on the Account's marketable securities investments decreased from $12,705,091 for the first half of 2001 to $7,869,695 for the first half of 2002. This 38% decrease is due to a decline in short-term rates from 2001 to 2002. Dividend income on the Account's REIT investments increased slightly from $4,193,370 to $5,070,295 for the same time periods.

     Total property level expenses for the six months ended June 30, 2002 were $49,971,981, of which $32,205,643 represented operating expenses and $17,766,338 was attributable to real estate taxes. Total property level expenses for the same period in 2001 were $38,395,750, of which $24,718,739 was attributable to operating expenses and $13,677,011 was attributable to real estate taxes. The increase in property level expenses during the first six months of 2002 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the six months ended June 30, 2002 and 2001 of $4,351,145 and $2,614,274, respectively, for investment advisory services, $4,873,662 and $3,698,876, respectively, for administrative and distribution services and $1,645,908 and $1,299,417, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account. The expenses for investment advisory services for the six months ended June 30, 2001 also reflect a downward adjustment related to the actual expenses of the fourth quarter of 2000.

RESULTS FROM DISCONTINUED OPERATIONS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. During the six months ended June 30, 2002, the Account sold two real estate properties. In accordance with SFAS No. 144, the investment income and realized gain for the six months ended June 30, 2002 and June 30, 2001 relating to those properties were removed from continuing operations and classified as discontinued operations. The income from the properties for the six months ended June 30, 2002 (prior to the sale) consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076 resulting in net investment income of $501,457. The income from the properties for the full six months ended June 30, 2001 consisted of rental income of $1,414,381 less operating expenses of $98,165 and real estate taxes of $122,943 resulting in net investment income of $1,193,273. At the time of sale, the properties had a cost of $22,592,804 and the proceeds of sale were $26,050,000 resulting in a realized gain of $3,457,196.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2001

RESULTS FROM CONTINUING OPERATIONS

     For the three months ended June 30, 2002, the Account's total net return was 1.13%. This was 36 basis points higher than the return for the first three months of 2002, but lower than the return of 2.21% for the same period in 2001. The returns were lower in the 2002 period as compared to the same time 2001 due to the decrease in value of the Account's real estate properties and lower short-term interest rates. The Account's net investment income, after deduction of all expenses, was $54,419,265 for the three months ended June 30, 2002 and $47,346,855 for the three months ended June 30, 2001, a 14.9% increase.

     The Account had net realized and unrealized losses on investments of $16,957,678 and net realized and unrealized gains on investments of $12,064,289 for the three months ended June 30, 2002 and 2001, respectively. The difference was primarily due to the substantial decrease in the aggregate market value of the Account's real estate holdings. The Account posted net unrealized losses on its real estate investments of $22,348,000 and unrealized gains of $97,345 in the three months ended June 30, 2002 and 2001, respectively. Due to the volatility of the REIT market, the Account posted net unrealized gains on its marketable securities of $2,298,375 during the second quarter of 2002 as compared with net unrealized gains of $11,457,170 during the same period in 2001.

     The Account's real estate holdings generated approximately 82% and 82% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $74,673,810 for the three months ended June 30, 2002 and $61,481,572 for the same period in 2001. The higher real estate income for the three months ended June 30, 2002 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures was $3,984,431 and $523,221 for the three months ended June 30, 2002 and June 30, 2001, respectively. Interest income on the Account's short and intermediate term investments for the three months ended June 30, 2002 and 2001 totaled $4,039,751 and $6,489,152, respectively. This decrease was due to the decline in short term interest rates on the Account's assets. Dividend income on the Account's investments in REITs increased to $2,620,622 for the six months ended June 30, 2002 from $2,006,510, for the three months ended June 30, 2001.

     Total property level expenses for the three months ended June 30, 2002 were $25,189,583, of which $16,343,160 was attributable to operating expenses and $8,846,423 represented real estate taxes. Total property level expenses for same period in 2001 were $19,494,515, of which $12,284,163 was attributable to operating expenses and $7,210,352 was attributable to real estate taxes. The increase in property level expenses during the three months ended June 30, 2002 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended June 30, 2002 and 2001 of $2,381,670 and $295,579, respectively, for investment advisory services, $2,480,785 and $2,677,140, respectively, for administrative and distribution services and $847,311 and $686,366, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses for the most part increased as a result of the larger net asset base of the Account and the increased costs associated with administering a larger account. The expenses for investment advisory services for the three months ended June 30, 2001, however, reflect a special downward adjustment to compensate for an over adjustment made in the first quarter of 2001.

RESULTS FROM DISCONTINUED OPERATIONS

     During the three months ended June 30, 2002, the Account sold one real estate property. The property cost $11,479,950 and the proceeds of sale were $12,800,000 resulting in a realized gain $1,320,050. In accordance with SFAS No. 144, the investment income and realized gain for the three months ended June 30, 2002 and 2001 relating to this property was removed from continuing operations and classified as discontinued operations. The income from the property during the second quarter of 2002 (prior to the sale) consisted of rental income of $539,517 less operating expenses of $32,262 and real estate taxes of $49,908 resulting in net investment income of $457,347. The income from this property during the second quarter of 2001 consisted of rental income of $667,855 less operating expenses of $28,201 and real estate taxes of $54,487 resulting in net investment income of $585,167.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002 and 2001, the Account's liquid assets (i.e., its REITs, CMBS short- and intermediate- term investment, government security and cash) had a value of $932,113,297 and $791,154,602, respectively. For the first half of 2002, the Account received $181,936,547 in premiums and $115,392,870 in net participant transfers from the TIAA and CREF Accounts, while for the same time period in 2001, the Account received $114,364,053 in premiums and $288,637,006 in net participant transfers from other TIAA and CREF accounts. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS

         (3)  (A)  Charter of TIAA (as amended) (1)

              (B)  Bylaws of TIAA (as amended) (2)

         (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements (3) and Keogh Contract (4)

              (B)  Forms of Income-Paying Contracts (3)

         (10) (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group (4)

              (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (3)

              (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))
                   (1)

------------
(1) Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001. (File No. 333-59778).

(2) Previously filed and incorporated herein by reference to the Account's Form 10-Q Quarterly Report for the period ended September 30, 1997 filed November 13, 1997 (File No. 33-92990).

(3) Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(4) Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

        (b) REPORTS ON 8-K. The Account filed a report on Form 8-K on July 29, 2002 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002

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

DATE: August 14, 2002

                                            By:   /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)