Form 10-Q
period 2002-09-30
TIAA REAL ESTATE ACCOUNT
filed 2002-11-01
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________ to __________________


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

              Yes [X]        No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               SEPTEMBER 30, 2002

                                                                           PAGE
                                                                           ----

Consolidated Statements of Assets and Liabilities ........................   3

Consolidated Statements of Operations ....................................   4

Consolidated Statements of Changes in Net Assets .........................   5

Consolidated Statements of Cash Flows ....................................   6

Notes to Consolidated Financial Statements ...............................   7

Consolidated Statement of Investments ....................................  13

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2002              2001
                                                                     --------------    --------------
                                                                       (Unaudited)
ASSETS
Investments, at value:
   Real estate properties
     (cost: $2,514,415,535 and $2,276,414,478) ....................  $2,507,674,379    $2,330,914,466
   Mortgages
     (cost: $11,116,674 and $7,265,887) ...........................      11,116,674         7,265,887
   Other real estate related investments, including joint
     ventures (cost: $243,757,751 and $30,925,755) ................     241,305,768        34,430,886
   Marketable securities:
     Real estate related
       (cost: $337,186,807 and $301,967,699) ......................     327,754,946       305,250,475
     Other
       (cost: $518,562,528 and $548,265,288) ......................     518,533,879       548,243,870
Cash ..............................................................              --           275,457
Other .............................................................      49,911,616        44,003,409
                                                                     --------------    --------------
                                                       TOTAL ASSETS   3,656,297,262     3,270,384,450
                                                                     --------------    --------------

LIABILITIES
Amount due to bank ................................................       1,393,136                --
Accrued real estate property level expenses and taxes .............      39,629,155        39,595,315
Security deposits held ............................................       8,373,343         8,767,676
Payable for securities transactions ...............................              --           113,113
Other .............................................................              --           505,176
                                                                     --------------    --------------
                                                  TOTAL LIABILITIES      49,395,634        48,981,280
                                                                     --------------    --------------
MINORITY INTEREST IN SUBSIDIARIES .................................       9,364,416         7,735,993
                                                                     --------------    --------------

NET ASSETS
Accumulation Fund .................................................   3,463,445,975     3,103,639,556
Annuity Fund ......................................................     134,091,237       110,027,621
                                                                     --------------    --------------
                                                   TOTAL NET ASSETS  $3,597,537,212    $3,213,667,177
                                                                     ==============    ==============
NUMBER OF ACCUMULATION UNITS
   OUTSTANDING--Notes 6 and 7 .....................................      20,059,586        18,456,445
                                                                     ==============    ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ....................         $172.66           $168.16
                                                                     ==============    ==============





                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ------------------------------    ------------------------------
                                                         2002            2001              2002            2001
                                                    -------------    -------------    -------------    -------------
INVESTMENT INCOME
   Real estate income, net:
     Rental income ................................ $  75,352,075    $  65,260,304    $ 221,057,485    $ 185,444,214
                                                    -------------    -------------    -------------    -------------
     Real estate property level expenses and taxes:
       Operating expenses .........................    16,276,188       13,082,071       48,481,831       37,800,810
       Real estate taxes ..........................     9,482,444        7,343,948       27,248,782       21,020,959
                                                    -------------    -------------    -------------    -------------
                  Total real estate property level
                                expenses and taxes     25,758,632       20,426,019       75,730,613       58,821,769
                                                    -------------    -------------    -------------    -------------
                           Real estate income, net     49,593,443       44,834,285      145,326,872      126,622,445
Income from real estate joint ventures ............     4,638,139          583,016        9,243,772        1,511,203
Interest ..........................................     3,711,996        7,057,036       11,581,691       19,762,127
Dividends .........................................     3,803,851        2,462,873        8,874,146        6,656,243
                                                    -------------    -------------    -------------    -------------
                                      TOTAL INCOME     61,747,429       54,937,210      175,026,481      154,552,018
                                                    -------------    -------------    -------------    -------------
Expenses--Note 2:
   Investment advisory charges ....................     2,597,148        2,016,288        6,948,293        4,630,562
   Administrative and distribution charges ........     2,723,244        2,380,124        7,596,906        6,079,000
   Mortality and expense risk charges .............       626,784          526,855        1,792,460        1,435,965
   Liquidity guarantee charges ....................       267,386          225,794          747,618          616,101
                                                    -------------    -------------    -------------    -------------
                                    TOTAL EXPENSES      6,214,562        5,149,061       17,085,277       12,761,628
                                                    -------------    -------------    -------------    -------------
                            INVESTMENT INCOME, NET     55,532,867       49,788,149      157,941,204      141,790,390
                                                    -------------    -------------    -------------    -------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
   Net realized gain (loss) on:
     Real estate properties .......................            --       (1,849,467)              --         (750,047)
     Marketable securities ........................     1,428,243        2,609,001        8,840,583        3,002,430
                                                    -------------    -------------    -------------    -------------
                  Net realized gain on investments      1,428,243          759,534        8,840,583        2,252,383
                                                    -------------    -------------    -------------    -------------
   Net change in unrealized appreciation
     (depreciation) on:
   Real estate properties .........................    (4,378,219)       2,520,743      (61,241,144)        (180,174)
   Real estate joint ventures .....................    (6,442,283)          71,861       (6,623,957)          57,725
   Marketable securities ..........................   (19,785,683)     (10,703,063)     (12,055,025)        (873,553)
                                                    -------------    -------------    -------------    -------------
             Net change in unrealized appreciation
                     (depreciation) on investments    (30,606,185)      (8,110,459)     (79,920,126)        (996,002)
                                                    -------------    -------------    -------------    -------------
                       NET REALIZED AND UNREALIZED
                        GAIN (LOSS) ON INVESTMENTS    (29,177,942)      (7,350,925)     (71,079,543)       1,256,381
                                                    -------------    -------------    -------------    -------------
              NET INCREASE IN NET ASSETS RESULTING
                        FROM CONTINUING OPERATIONS
                          BEFORE MINORITY INTEREST
                       AND DISCONTINUED OPERATIONS     26,354,925       42,437,224       86,861,661      143,046,771
Minority interest in net increase in net assets
   resulting from operations ......................        42,020         (213,578)        (598,827)        (661,601)
                                                    -------------    -------------    -------------    -------------
                        NET INCREASE IN NET ASSETS
                         RESULTING FROM OPERATIONS
                    BEFORE DISCONTINUED OPERATIONS     26,396,945       42,223,646       86,262,834      142,385,170
                                                    -------------    -------------    -------------    -------------
Discontinued operations--Note 3:
   Investment income from
     discontinued operations ......................            --          697,453          501,457        1,890,726
   Realized gain from
     discontinued operations ......................            --               --        3,457,196               --
                                                    -------------    -------------    -------------    -------------
              Net increase in net assets resulting
                      from discontinued operations             --          697,453        3,958,653        1,890,726
                                                    -------------    -------------    -------------    -------------
                        NET INCREASE IN NET ASSETS
                         RESULTING FROM OPERATIONS  $  26,396,945    $  42,921,099    $  90,221,487    $ 144,275,896
                                                    =============    =============    =============    =============







                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ----------------------------------    ----------------------------------
                                                       2002              2001                2002              2001
                                                 ---------------    ---------------    ---------------    ---------------
FROM OPERATIONS
Investment income, net ........................  $    55,532,867    $    49,788,149    $   157,941,204    $   141,790,390
Net realized gain on investments ..............        1,428,243            759,534          8,840,583          2,252,383
Net change in unrealized appreciation
  (depreciation) on investments ...............      (30,606,185)        (8,110,459)       (79,920,126)          (996,002)
Minority interest in net increase in
  net assets resulting from operations ........           42,020           (213,578)          (598,827)          (661,601)
Discontinued operations .......................               --            697,453          3,958,653          1,890,726
                                                 ---------------    ---------------    ---------------    ---------------
                    NET INCREASE IN NET ASSETS
                     RESULTING FROM OPERATIONS        26,396,945         42,921,099         90,221,487        144,275,896
                                                 ---------------    ---------------    ---------------    ---------------

FROM PARTICIPANT TRANSACTIONS
Premiums ......................................       98,559,423         64,683,385        280,495,970        179,047,438
Net transfers from (to) TIAA ..................      (54,206,195)        (8,847,320)      (140,463,164)         2,832,842
Net transfers from CREF Accounts ..............       36,135,325        122,867,598        237,785,164        399,824,442
Annuity and other periodic payments ...........       (3,855,165)        (2,883,656)       (11,428,775)        (8,395,796)
Withdrawals and death benefits ................      (25,595,181)       (16,182,680)       (72,740,647)       (47,755,088)
                                                 ---------------    ---------------    ---------------    ---------------
                    NET INCREASE IN NET ASSETS
                    RESULTING FROM PARTICIPANT
                                  TRANSACTIONS        51,038,207        159,637,327        293,648,548        525,553,838
                                                 ---------------    ---------------    ---------------    ---------------
                    NET INCREASE IN NET ASSETS        77,435,152        202,558,426        383,870,035        669,829,734

NET ASSETS
Beginning of period ...........................    3,520,102,060      2,854,393,379      3,213,667,177      2,387,122,071
                                                 ---------------    ---------------    ---------------    ---------------
End of period .................................  $ 3,597,537,212    $ 3,056,951,805    $ 3,597,537,212    $ 3,056,951,805
                                                 ===============    ===============    ===============    ===============






                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------    ------------------------------
                                                          2002            2001              2002            2001
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting
   from operations ...............................   $  26,396,945    $  42,921,099    $  90,221,487    $ 144,275,896
Adjustments to reconcile net increase in
   net assets resulting from operations to
   net cash used in operating activities:
   Increase in investments .......................     (70,936,309)    (203,417,494)    (380,280,062)    (679,347,318)
   Increase in other assets ......................     (10,789,178)      (4,577,027)      (5,188,823)      (4,356,843)
   Decrease in payable for securities transactions      (6,122,820)      (1,429,831)        (113,113)        (500,208)
   Increase in accrued real estate property level
     expenses and taxes ..........................       6,532,788        4,403,086           33,840        8,472,239
   Increase (decrease) in security deposits held .         299,387          442,037         (394,333)       1,097,558
   Increase (decrease) in other liabilities ......         (61,698)              --          168,576               --
   Increase (decrease) in minority interest ......         (87,061)         314,817        1,628,423        4,088,972
                                                     -------------    -------------    -------------    -------------
                                 NET CASH USED IN
                             OPERATING ACTIVITIES      (54,767,946)    (161,343,313)    (293,924,005)    (526,269,704)
                                                     -------------    -------------    -------------    -------------

CASH FLOWS FROM
   PARTICIPANT TRANSACTIONS
Premiums .........................................      98,559,423       64,683,385      280,495,970      179,047,438
Net transfers from (to) TIAA .....................     (54,206,195)      (8,847,320)    (140,463,164)       2,832,842
Net transfers from CREF Accounts .................      36,135,325      122,867,598      237,785,164      399,824,442
Annuity and other periodic payments ..............      (3,855,165)      (2,883,656)     (11,428,775)      (8,395,796)
Withdrawals and death benefits ...................     (25,595,181)     (16,182,680)     (72,740,647)     (47,755,088)
                                                     -------------    -------------    -------------    -------------
                             NET CASH PROVIDED BY
                         PARTICIPANT TRANSACTIONS       51,038,207      159,637,327      293,648,548      525,553,838
                                                     -------------    -------------    -------------    -------------
                             NET DECREASE IN CASH       (3,729,739)      (1,705,986)        (275,457)        (715,866)

CASH
Beginning of period ..............................       3,729,739        1,705,986          275,457          715,866
                                                     -------------    -------------    -------------    -------------
End of period ....................................   $          --    $          --    $          --    $          --
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

VALUATION OF MARKETABLE SECURITIES: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short-term money market instruments are stated at market value. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the nine months ended September 30, 2002 been acquired at the beginning of the period (January 1, 2002), rental income and real estate property level expenses and taxes for the nine months ended September 30, 2002 would have increased by approximately $13,310,000 and $6,098,000, respectively and income from real estate joint ventures would have increased by $5,469,000. In addition, interest income for the nine months ended September 30, 2002 would have decreased by approximately $3,966,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 2002 would have been an increase of approximately $8,715,000, if the real estate properties acquired during the nine months ended September 30, 2002 had been acquired at the beginning of the year.

During the nine months ended September 30, 2002 the Account sold two real estate properties. The income for these properties during 2002 (prior to the sale) consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076 resulting in net investment income of $501,457. At the time of sale, the properties had a cost basis of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a realized gain of $3,457,196.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2031. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                      YEARS ENDING
                      DECEMBER 31,
`                     ------------
                      2002                    $ 235,367,000
                      2003                      249,307,000
                      2004                      226,815,000
                      2005                      198,944,000
                      2006                      159,971,000
                      Thereafter                587,873,000
                                             --------------
                      Total                  $1,658,277,000
                                             ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENT IN JOINT VENTURES

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profit and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Accounts'
allocated portion of the mortgages payable at September 30, 2002 is $192,985,327. The Accounts' equity in the joint ventures at September 30, 2002 is $227,449,060. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
ASSETS
Real estates properties .........................  $841,125,255    $ 56,686,326
Other assets ....................................       569,718       1,435,578
                                                   ------------    ------------
   Total assets .................................  $841,694,973    $ 58,121,904
                                                   ============    ============

LIABILITIES AND EQUITY
Mortgages payable, including accrued interest ...  $386,251,218    $         --
Other liabilities ...............................       179,986         708,502
                                                   ------------    ------------
   Total liabilities ............................   386,431,204         708,502

EQUITY ..........................................   455,263,769      57,413,402
                                                   ------------    ------------

   Total liabilities and equity .................  $841,694,973    $ 58,121,904
                                                   ============    ============


                                                    NINE MONTHS        YEAR
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
REVENUES AND EXPENSES
   Revenues .....................................  $ 41,521,177    $  6,461,814
   Expenses .....................................    23,020,726       2,240,630
                                                   ------------    ------------
     Excess of revenues over expenses ...........  $ 18,500,451    $  4,221,184
                                                   ============    ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                              NINE MONTHS
                                                 ENDED                     YEARS ENDED DECEMBER 31,
                                             SEPTEMBER 30,  -------------------------------------------------------
                                                2002 (1)      2001        2000        1999       1998        1997
                                                --------    --------    --------    --------   --------    --------
                                              (Unaudited)
Per Accumulation Unit data:
   Rental income .............................  $ 10.383    $ 14.862    $ 14.530    $ 12.168   $ 10.425     $ 7.288
   Real estate property
     Level expenses and taxes ................     3.557       4.754       4.674       3.975      3.403       2.218
                                                --------    --------    --------    --------   --------    --------
                       Real estate income, net     6.826      10.108       9.856       8.193      7.022       5.070
   Income from real estate
     joint ventures ..........................     0.434       0.130       0.056      --         --          --
   Dividends and interest ....................     0.961       1.950       2.329       2.292      3.082       2.709
                                                --------    --------    --------    --------   --------    --------
                                  Total income     8.221      12.188      12.241      10.485     10.104       7.779
   Expense charges (2) .......................     0.803       0.995       0.998       0.853      0.808       0.580
                                                --------    --------    --------    --------   --------    --------
                        Investment income, net     7.418      11.193      11.243       9.632      9.296       7.199
   Net realized and unrealized
     gain (loss) on investments ..............    (2.920)     (1.239)      3.995       1.164      0.579       3.987
                                                --------    --------    --------    --------   --------    --------
   Net increase in
     Accumulation Unit Value .................     4.498       9.954      15.238      10.796      9.875      11.186
Accumulation Unit Value:
   Beginning of year .........................   168.160     158.206     142.968     132.172    122.297     111.111
                                                --------    --------    --------    --------   --------    --------
   End of period .............................  $172.658    $168.160    $158.206    $142.968   $132.172    $122.297
                                                ========    ========    ========    ========   ========    ========
Total return .................................     2.67%       6.29%      10.66%       8.17%      8.07%      10.07%
Ratios to Average Net Assets:
   Expenses (2) ..............................     0.50%       0.61%       0.67%       0.63%      0.64%       0.58%
   Investment income, net ....................     4.61%       6.81%       7.50%       7.13%      7.34%       7.25%
Portfolio turnover rate:
   Real estate properties ....................     0.99%       4.61%       3.87%       4.46%         0%          0%
   Securities ................................    36.54%      40.62%      32.86%      27.68%     24.54%       7.67%
Thousands of Accumulation Units
   outstanding at end of period ..............    20,060      18,456      14,605      11,487      8,834       6,313

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2002 would be $4.360 ($5.749, $5.672, $4.828, $4.211 and $2.798 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2002 would be 2.71% (3.50%, 3.79%, 3.58%, 3.32% and 2.82% for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                               NINE MONTHS        YEAR
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (Unaudited)
Accumulation Units:
   Credited for premiums .....................................   1,645,644      1,542,511
   Credited (cancelled) for transfers, net disbursements
     and amounts applied to the Annuity Fund .................     (42,503)     2,309,261
Outstanding:
   Beginning of year .........................................  18,456,445     14,604,673
                                                                ----------     ----------
   End of period .............................................  20,059,586     18,456,445
                                                                ==========     ==========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2002, the Account had two outstanding commitments to purchase two office properties in the total amount of approximately $199.5 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

REAL ESTATE PROPERTIES--69.53%
LOCATION / DESCRIPTION                                                 VALUE
----------------------                                                 -----
ARIZONA:
      Biltmore Commerce Center--Office building .................. $ 28,543,927
CALIFORNIA:
      9 Hutton Centre--Office building ...........................   19,200,000
      88 Kearny Street--Office building ..........................   74,003,000
      Cabot Industrial Portfolio--Industrial building ............   41,586,565
      Eastgate Distribution Center--Industrial building ..........   15,000,000
      Kenwood Mews--Apartments ...................................   22,709,223
      Larkspur Courts--Apartments ................................   54,200,000
      The Legacy at Westwood--Apartments .........................   85,075,210
      Northpoint Commerce Center--Industrial building ............   36,400,000
      Ontario Industrial Portfolio--Industrial building ..........  108,000,000
      Westcreek--Apartments ......................................   17,938,606
      Westwood Marketplace--Retail ...............................   74,026,411
COLORADO:
      The Lodge at Willow Creek--Apartments ......................   31,000,000
      Monte Vista--Apartments ....................................   20,900,000
CONNECTICUT:
      Ten & Twenty Westport Road--Office building ................  140,000,000
FLORIDA:
      Doral Pointe--Apartments ...................................   43,505,000
      Golfview--Apartments .......................................   25,050,000
      The Fairways of Carolina--Apartments .......................   16,100,000
      The Greens at Metrowest--Apartments ........................   14,100,000
      Maitland Promenade One--Office building ....................   37,600,000
      Plantation Grove--Shopping center ..........................    7,700,000
      Quiet Waters at Coquina Lakes--Apartments ..................   17,624,704
      Royal St. George--Apartments ...............................   17,101,620
      Sawgrass Portfolio--Office building ........................   45,000,000
      South Florida Apartment Portfolio--Apartments ..............   46,700,000
      Westinghouse Facility--Industrial building .................    5,300,000
GEORGIA:
      Atlanta Industrial Portfolio--Industrial building ..........   38,400,000
ILLINOIS:
      Chicago Industrial Portfolio--Industrial building ..........   42,175,828
      Columbia Center III--Office building .......................   34,500,000
      Parkview Plaza--Office building ............................   50,562,821
      Rolling Meadows--Shopping center ...........................   12,850,000
KENTUCKY:
      IDI Kentucky Portfolio--Industrial building ................   50,214,128
MARYLAND:
      FedEx Distribution Facility--Industrial building ...........    7,500,000
      Longview Executive Park--Office building ...................   26,300,000
MASSACHUSETTS:
      Batterymarch Park II--Office building ......................   16,011,835
      Needham Corporate Center--Office building ..................   27,000,000
MICHIGAN:
      Indian Creek--Apartments ...................................   17,700,000



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

LOCATION / DESCRIPTION                                                VALUE
----------------------                                                -----
MINNESOTA:
      Interstate Crossing--Industrial building .................. $ 6,629,225
      River Road Distribution Center--Industrial building .......   4,200,000
NEVADA:
      UPS Distribution Facility--Industrial building ............  11,500,000
NEW JERSEY:
      10 Waterview Boulevard--Office building ...................  27,200,000
      371 Hoes Lane--Office building ............................  10,802,689
      Konica Photo Imaging Headquarters--Industrial building ....  17,800,000
      Morris Corporate Center III--Office building ..............  98,300,000
      South River Road Industrial--Industrial building ..........  32,800,000
NEW YORK:
      780 Third Avenue--Office building ......................... 185,000,000
      The Colorado--Apartments ..................................  55,238,851
NORTH CAROLINA:
      The Lynnwood Collection--Shopping center ..................   8,000,000
      The Millbrook Collection--Shopping center .................   7,000,000
OHIO:
      Bent Tree--Apartments .....................................  13,400,000
      Bisys Fund Services Building--Office building .............  20,500,000
      Columbus Portfolio--Office building .......................  24,500,000
      Northmark Business Center III--Office building ............   8,500,000
OREGON:
      Five Centerpointe--Office building ........................  16,300,000
PENNSYLVANIA:
      Lincoln Woods--Apartments .................................  24,500,000
TEXAS:
      Butterfield Industrial Park--Industrial building ..........   4,600,000(1)
      Dallas Industrial Portfolio--Industrial building .......... 137,192,517
      The Legends at Chase Oaks--Apartments .....................  26,000,000
UTAH:
      Landmark at Salt Lake City--Industrial building ...........  12,700,000
VIRGINIA:
      Ashford Meadows--Apartments ...............................  63,500,000
      Fairgate at Ballston--Office building .....................  30,700,000
      Monument Place--Office building ...........................  33,500,000
WASHINGTON DC:
      1015 15th Street--Office building .........................  50,630,344
      1801 K Street N W--Office building ........................ 162,601,875
      The Farragut Building--Office building ....................  46,500,000
                                                               --------------
      TOTAL REAL ESTATE PROPERTIES (Cost $2,514,415,535) ..... $2,507,674,379
                                                               --------------
(1)  Leasehold interest only.

MORTGAGES--0.31%
The Georgetown Company--a 90% participation in a
construction  loan with a total commitment of $13 million,
bearing interest  payable monthly at LIBOR plus 200 basis
points, currently 3.90%,  due April 1, 2003 with an option
to extend to April 1, 2004 .....................................   11,116,674
                                                               --------------
      TOTAL MORTGAGES (Cost $11,116,674) .......................   11,116,674
                                                               --------------



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

OTHER REAL ESTATE RELATED INVESTMENTS--6.69%
                                                                       VALUE
                                                                     ---------
REAL ESTATE JOINT VENTURE--6.31%
      Florida Mall Association, Ltd.
        The Florida Mall (49.975% Account Interest) * ............. $ 79,669,609
      Teachers REA IV, LLC, which owns
        Tyson's Executive Plaza II (50% Account Interest) .........   28,194,866
      West Dade County Associates
        Miami International Mall (49.950% Account Interest) * .....   55,111,168
      West Town Mall Joint Venture
        West Town Mall (49.932% Account Interest) * ...............   64,473,417
                                                                    ------------
      TOTAL REAL ESTATE JOINT VENTURE (Cost $230,567,887) .........  227,449,060
                                                                    ------------

LIMITED PARTNERSHIPS--0.38%
      MONY/Transwestern Mezzanine Realty Partners L.P.
        (23.75% Account Interest) .................................    8,205,091
      Essex Apartment Value Fund, L.P. (10% Account Interest) .....    5,651,617
                                                                    ------------
      TOTAL LIMITED PARTNERSHIP (Cost $13,189,864) ................   13,856,708
                                                                    ------------
TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $243,757,751) ...  241,305,768
                                                                    ------------

MARKETABLE SECURITIES--23.47%

REAL ESTATE RELATED--9.09%

REAL ESTATE INVESTMENT TRUSTS--4.60%

         SHARES      ISSUER
        -------      ------
         75,600      Alexandria Real Estate Equities, Inc. ........    3,211,488
         19,400      AMB Property Corporation .....................      560,660
        210,000      Apartment Investment & Management Co .........    8,158,500
        335,325      Archstone-Smith Trust ........................    8,007,561
        125,700      Avalonbay Communities, Inc. ..................    5,254,260
        306,800      Boston Properties, Inc .......................   11,412,960
        198,700      Carramerica Realty Corp ......................    5,001,279
         47,900      Centerpoint Properties Corp. .................    2,658,450
        154,500      Chateau Communities, Inc .....................    4,080,345
        276,900      Cousins Properties, Inc ......................    6,368,700
        111,300      Duke Realty Corp. ............................    2,740,206
        695,333      Equity Office Properties Trust. ..............   17,953,498
        463,800      Equity Residential Properties Trust Co. ......   11,103,372
        100,000      Federal Realty Investment Trust Co. ..........    2,700,000
        150,000      Heritage Property Investment . ...............    3,744,000
        114,700      Hilton Hotels Corp ...........................    1,305,286
        222,800      Host Marriott Corp (New). ....................    2,067,584
         89,887      IRT Property Co. .............................    1,056,172
        381,128      ISTAR Financial, Inc. ........................   10,641,094
         49,300      Kilroy Realty Corp. ..........................    1,168,903
        230,750      Kimco Realty Corp. ...........................    7,176,325
         22,483      Manufactured Home Communities, Inc. ..........      812,398


* The market value reflects the Account's interest in the joint venture after debt.


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

         SHARES      ISSUER                                             VALUE
        -------      ------                                            -------
         56,000      Mills Corp. ................................... $ 1,660,960
        290,000      Mission West Properties Inc. ..................   3,213,200
        180,000      Post Properties, Inc. .........................   4,676,400
        219,695      Prologis Trust ................................   5,472,602
        150,000      PS Business Parks, Inc ........................   5,100,000
        184,700      Public Storage, Inc. ..........................   5,891,930
         60,398      Ramco-Gershenson Properties ...................   1,187,425
        230,000      Reckson Associates Realty Corp ................   5,237,100
        135,000      Rouse Co ......................................   4,313,250
        160,900      Simon Property Group, Inc. ....................   5,748,957
         43,091      SL Green Realty. ..............................   1,324,617
         85,000      St. Joe Co. ...................................   2,346,000
         38,000      Starwood Hotels & Resorts Worldwide ...........     847,400
         43,700      Sun Communities, Inc ..........................   1,603,790
                                                                    ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $173,949,405) ............ 165,806,672
                                                                    ------------

COLLATERALIZED MORTGAGE BACKED SECURITIES--4.49%

     PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE
   ------------      --------------------------------------
   $ 10,000,000      Calwest Industrial
                     2.203% 02/15/12 ...............................  10,020,620
     19,945,991      COMM 2.54
                     2.273% 11/15/13 ...............................  19,942,780
     20,000,000      CSFB 2001-TFLA
                     2.273% 12/15/11 ...............................  19,909,880
     19,871,134      GGPMP 2.78
                     2.523% 02/15/14 ...............................  19,915,307
      9,860,498      GGPMP 3.38
                     3.123% 02/15/14 ...............................   9,925,360
     10,000,000      GSMS 2001-Rock A2FL
                     2.18% 05/03/11 ................................   9,695,300
      9,640,748      JPMCC 2001-FL1A B
                     2.178% 06/13/13 ...............................   9,625,757
     10,000,000      MSDW Capital
                     2.200% 02/03/11 ...............................   9,666,480
      8,000,000      MSDWC 2001-FRMA C
                     2.40% 07/12/16 ................................   7,822,504
      7,500,000      MSDWC 2001-SGMA B
                     2.243% 07/11/11 ...............................   7,477,965
      3,453,849      MSDWC 2001-XLF A1
                     2.320% 10/07/13 ...............................   3,454,295
     10,000,000      Opryland Hotel Trust
                     2.280% 04/01/04 ...............................   9,980,550
      7,484,348      Strategic Hotel Cap
                     3.013% 04/17/06 ...............................   7,317,754
      7,484,348      Strategic Hotel Cap
                     2.253% 04/17/06 ...............................   7,282,667
      5,000,000      Trize 2001-TZHA A3FL
                     2.193% 03/15/13 ...............................   4,945,255



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

     PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE             VALUE
    -----------      --------------------------------------             -----
    $ 5,000,000      USC Oakbrook Trust
                     2.020% 11/01/05 .............................. $  4,965,800
                                                                    ------------
TOTAL COLLATERALIZED MORTGAGE BACKED SECURITIES
                     (Cost $163,237,402) ..........................  161,948,274
                                                                    ------------
TOTAL REAL ESTATE RELATED (Cost $337,186,807) .....................  327,754,946
                                                                    ------------

OTHER--14.38%

COMMERCIAL PAPER--14.38%

     PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                   VALUE
    -----------      --------------------------------                   -----
     26,500,000      American Express Credit Corp
                     1.740% 10/01/02 ..............................   26,498,683
     25,000,000      American Honda Finance Corp
                     1.750% 10/07/02 ..............................   24,991,297
     25,340,000      Barclay S U.S. Funding Corp
                     1.750% 10/16/02 ..............................   25,320,065
      9,900,000      Bellsouth Corp.
                     1.720% 10/04/02 ..............................    9,898,031
     11,930,000      Beta Finance, Inc.
                     1.760% 11/15/02 ..............................   11,903,476
     25,000,000      Cargill Inc
                     1.960% 10/01/02 ..............................   24,998,757
     12,400,000      CC (USA), Inc
                     1.760% 10/21/02 ..............................   12,387,197
     25,000,000      Ciesco LP
                     1.750% 11/07/02 ..............................   24,953,820
     25,000,000      Citicorp
                     1.730% 10/01/02 ..............................   24,998,757
     25,000,000      Citicorp
                     1.730% 10/22/02 ..............................   24,972,957
      2,800,000      Edison Asset Securitization LLC
                     1.760% 12/13/02 ..............................    2,790,043
     14,580,000      Enterprise Funding Corp
                     1.730% 10/15/02 ..............................   14,569,247
     16,045,000      Federal Home Loan Mortgage Corp
                     1.640% 10/01/02 ..............................   16,044,243
     18,700,000      Federal National Mortgage Association
                     1.635% 11/13/02 ..............................   18,661,603
     25,000,000      General Electric Capital Corp
                     1.760% 10/18/02 ..............................   24,977,875
     15,000,000      Govco Incorporated
                     1.740% 10/02/02 ..............................   14,998,509
     10,000,000      Govco Incorporated
                     1.770% 10/23/02 ..............................    9,988,692
     25,000,000      Greyhawk Funding LLC
                     1.760% 10/21/02 ..............................   24,974,188
     17,297,000      Kitty Hawk Funding Corp
                     1.770% 10/22/02 ..............................   17,278,290
     25,000,000      Merck, Inc
                     1.950% 10/01/02 ..............................   24,998,758



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2002

     PRINCIPAL       ISSUER, COUPON AND MATURITY DATE                   VALUE
    -----------      --------------------------------                   -----
    $18,178,000      Park Avenue Receivables Corp
                     1.770% 10/18/02 ............................   $ 18,161,912
     25,000,000      Pitney Bowes Inc
                     1.920% 10/01/02 ............................     24,998,758
     10,000,000      Preferred Receivables Funding Corp
                     1.760% 10/08/02 ............................      9,996,089
     25,000,000      UBS Finance (Delaware) Inc
                     1.970% 10/01/02 ............................     24,998,758
     25,000,000      Receivable Capital Corp
                     1.780% 10/17/02 ............................     24,979,105
     10,200,000      Salomon Smith Barney
                     1.760% 10/08/02 ............................     10,196,011
     25,000,000      Sigma Smith Barney
                     1.970% 10/01/02 ............................     24,998,758
                                                                  --------------

 TOTAL COMMERCIAL PAPER (Amortized cost $518,562,528) ...........    518,533,879
                                                                  --------------

TOTAL OTHER (Cost $518,562,528) .................................    518,533,879
                                                                  --------------

TOTAL MARKETABLE SECURITIES (Cost $855,749,335) .................    846,288,825
                                                                  --------------

TOTAL INVESTMENTS--100.00% (Cost $3,625,039,295) ................ $3,606,385,646
                                                                  ==============







                 See notes to consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As of September 30, 2002, the TIAA Real Estate Account owned a total of 69 real estate properties, representing 75.8% of the Account's total investment portfolio. These included 25 office properties (one of which is held in joint venture), 17 industrial properties (including one development joint venture project), 19 apartment complexes, and 8 retail properties (including the three joint ventures that each own a regional mall in which the Account owns an approximately 50% partnership interest). The following chart breaks down the Account's real estate assets by region and property type.

                              EAST      MIDWEST     SOUTH     WEST       TOTAL
                              (23)       (11)       (18)      (17)       (69)
                             ------     ------     ------    ------     ------
    OFFICE (25)               32.4%       5.1%       3.0%      5.0%      45.5%
    INDUSTRIAL (17)            4.0%       1.9%       6.8%      8.0%      20.7%
    RESIDENTIAL (19)           5.2%       1.1%       7.6%      8.5%      22.4%
    RETAIL (8)                 0.6%       0.5%       7.6%      2.7%      11.4%
                             ------     ------     ------    ------    -------
    TOTAL (69)                42.2%       8.6%      25.0%     24.2%     100.0%
    (   ) Number of properties in parentheses.

     The following table lists the Account's 10 largest properties by market value as of September 30, 2002:

     ===========================================================================
                                                            MARKET
                                              PROPERTY     VALUE ($)    % OF NET
     PROPERTY NAME                   STATE    TYPE         (000,000)     ASSETS
     ---------------------------------------------------------------------------
     780 Third Avenue                 NY      Office          $185.0       5.14%
     1801 K Street, N.W.              DC      Office          $162.6       4.52%
     Ten & Twenty Westport Rd         CT      Office          $140.0       3.89%
     Dallas Industrial Portfolio      TX      Industrial      $137.2       3.81%
     Ontario Industrial Portfolio     CA      Industrial      $108.0       3.00%
     Morris Corporate Center          NJ      Office           $98.3       2.73%
     The Legacy at Westwood Apts      CA      Residential      $85.1       2.37%
     The Florida Mall*                FL      Retail           $79.7       2.22%
     88 Kearny Street                 CA      Office           $74.0       2.06%
     Westwood Marketplace             CA      Retail           $74.0       2.06%
     ---------------------------------------------------------------------------

     * This property is held in joint venture and is subject to debt. The market value reflects the Account's interest in the joint venture after debt.

     During the third quarter of 2002, the Account purchased two properties: one retail property and one residential property. The Account currently has two outstanding commitments to purchase office properties in the total amount of approximately $199.5 million. The Account continues to pursue suitable real estate properties for acquisition, and is currently in various stages of negotiations with a number of prospective sellers.

     As of September 30, 2002, the Account also held investments in commercial paper, representing 14.4% of the portfolio, real estate investment trusts
(REITs), representing 4.6% of the portfolio, collateralized mortgage backed securities (CMBS), representing 4.5% of the portfolio, and other real estate-related investments, including a mortgage and real estate limited partnerships, representing 0.7% of the portfolio.

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

VALUATION OF MARKETABLE SECURITIES: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short-term money market instruments are stated at market value. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS FROM CONTINUING OPERATIONS

     The Account's total net return was 2.67% for the nine months ended September 30, 2002 and 5.43% for the same period in 2001. The year to date 2002 performance of the Account was negatively affected by a decline in real estate values, low short-term interest rates and the extreme volatility of the REIT markets. The Account's net investment income, after deduction of all expenses, was $157,941,204 for the nine months ended September 30, 2002 and $141,790,390 for the same period in 2001. The 11.4% increase was primarily a result of a 17.7% increase in net assets and a 26.4% increase in the Account's real estate holdings during the period from September 30, 2002 to September 30, 2001.

     The Account had net realized and unrealized losses on investments of $71,079,543 compared with net realized and unrealized gains of $1,256,381 for the nine months ended September 30, 2002 and 2001, respectively. The unrealized losses as of September 30, 2002 were primarily due to the substantial decrease in the aggregate market value of the Account's real estate holdings in the amount of $61,241,144 during the first nine months of 2002, as compared to a lesser decrease in value in the amount of $180,174 during the same period in 2001. The Account's marketable securities in the nine months ending September 30, 2002 had net realized and unrealized losses totaling $3,214,442 and net realized and unrealized gains of $2,128,877 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Account had net unrealized losses of $6,623,957 as compared to net unrealized gains of $57,725 on its investments in real estate joint ventures for the nine months ended September 30, 2001.

     The Account's real estate holdings, including joint venture investments, generated approximately 88% and 83% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

     Gross real estate rental income was $221,057,485 for the nine months ended September 30, 2002 and $185,444,214 for the same period in 2001. This increase was primarily due to the increase in the number of properties owned by the Account from 63 properties as of September 30, 2001 to 69 properties as of September 30, 2002. Income from real estate joint ventures was $9,243,772 and $1,511,203, respectively for the same periods. This increase was due to a significant increase in the number of joint venture partnership interests owned by the Account in the nine months ended September 2002. Interest income on the Account's marketable securities investments decreased from $19,762,127 for the first nine months of 2001 to $11,581,691 for the same time period in 2002. This 41% decrease was due to a decline in short-term rates from 2001 to 2002. Dividend income on the Account's REIT investments increased from $6,656,243 for the nine months ended September 30, 2001 to $8,874,146 for the nine months ended September 30, 2002. This increase was primarily due to the increase in the number of investments in REITs owned by the Account from September 2001 to September 2002.

     Total property level expenses for the nine months ended September 30, 2002 were $75,730,613, of which $48,481,831 represented operating expenses and $27,248,782 was attributable to real estate taxes. Total property level expenses for the same period in 2001 were $58,821,769, of which $37,800,810 was attributable to operating expenses and $21,020,959 was attributable to real estate taxes. The increase in property level expenses during the first nine months of 2002 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the nine months ended September 30, 2002 and 2001 of $6,948,293 and $4,630,562, respectively, for investment advisory services, $7,596,906 and $6,079,000, respectively, for administrative and distribution services and $2,540,078 and $2,052,066, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with administering a larger account.

RESULTS FROM DISCONTINUED OPERATIONS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. During the nine months ended September 30, 2002, the Account sold two real estate properties. In accordance with SFAS No. 144, the investment income and realized gain for the nine months ended September 30, 2002 and September 30, 2001 relating to those properties were removed from continuing operations and classified as discontinued operations. The income from the properties for the nine months ended September 30, 2002 (prior to the sale) consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076 resulting in net investment income of $501,457. The income from the properties for the full nine months ended September 30, 2001 consisted of rental income of $2,221,997 less operating expenses of $145,430 and real estate taxes of $185,841 resulting in net investment income of $1,890,726. (The net investment income for the nine months ended September 30, 2002 was lower than in the same period in 2001 since the two properties were sold during the first half of 2002 and not generating income for the full nine months in 2002.) At the time of sale, the properties had a cost of $22,592,804 and the proceeds of sale were $26,050,000 resulting in a realized gain of $3,457,196.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS FROM CONTINUING OPERATIONS

     For the three months ended September 30, 2002, the Account's total net return was .75% and 1.46% for the same period in 2001. The 2002 return was 71 basis points lower than the same period in 2001 due to three factors: the extreme volatility experienced in the REIT markets, which had a negative impact on the performance of the Account's marketable securities, a modest decline in value of Account's real estate properties and lower short-term interest rates. The Account's net investment income, after deduction of all expenses, was $55,532,867 for the three months ended September 30, 2002 and $49,788,149 for the three months ended September 30, 2001, a 12% increase.

     The Account had net realized and unrealized losses on investments of $29,177,942 and $7,350,925 for the three months ended September 30, 2002 and 2001, respectively. The difference was primarily due to the substantial decrease in the aggregate market value of the Account's marketable securities and a slight decrease in the aggregate market value of its' real estate holdings. The Account posted net realized and unrealized losses on its real estate investments of $4,378,219 in the three months ended September 30, 2002 and net realized and unrealized gains of $671,276 for the same period in 2001. While the Account's real estate portfolio experienced a modest decline in value during the third quarter, the pace and magnitude of the net capital depreciation experienced by the Account in the prior five quarters slowed down significantly. Due to the volatility of the REIT markets, the Account posted net realized and unrealized losses on its marketable securities of $18,357,440 during the third quarter of 2002 as compared with net realized and unrealized losses of $8,094,062 during the same period in 2001.

     The Account's real estate holdings, including joint venture investments, generated approximately 88% and 83% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income was $75,352,075 for the three months ended September 30, 2002 and $65,260,304 for the same period in 2001. The higher real estate income for the three months ended September 30, 2002 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures was $4,638,139 and $583,016 for the three months ended September 30, 2002 and September 30, 2001, respectively. Interest income on the Account's short and intermediate term investments for the three months ended September 30, 2002 and 2001 totaled $3,711,996 and $7,057,036, respectively. This decrease was due to the decline in short term interest rates on the Account's assets. Dividend income on the Account's investments in REITs increased to $3,803,851 for the three months ended September 30, 2002 from $2,462,873, for the three months ended September 30, 2001. This increase was primarily due to the increase in the number of investments in REITs owned by the Account from September 2001 to September 2002.

     Total property level expenses for the three months ended September 30, 2002 were $25,758,632, of which $16,276,188 was attributable to operating expenses and $9,482,444 represented real estate taxes. Total property level expenses for same period in 2001 were $20,426,019, of which $13,082,071 was attributable to operating expenses and $7,343,948 was attributable to real estate taxes. The increase in property level expenses during the three months ended September 30, 2002 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended September 30, 2002 and 2001 of $2,597,148 and $2,016,288, respectively, for investment advisory services, $2,723,244 and $2,380,124, respectively, for administrative and distribution services and $894,170 and $752,649, respectively, for the mortality and expense risks assumed and the liquidity guarantee. Such expenses for the most part increased as a result of the larger net asset base of the Account and the increased costs associated with administering a larger account.

RESULTS FROM DISCONTINUED OPERATIONS

     There were no properties sold during the three months ended September 30, 2002 and therefore no results from discontinued operations to report.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002 and 2001, the Account's liquid assets (i.e., its REITs, CMBS short- and intermediate- term investment, government security and cash) had a value of $846,288,825 and $889,298,400, respectively. For the first nine months of 2002, the Account received $280,495,970 in premiums and $97,322,000 in net participant transfers from the TIAA and CREF Accounts, while for the same time period in 2001, the Account received $179,047,438 in premiums and $402,657,284 in net participant transfers from other TIAA and CREF accounts. We plan to use much of the Account's liquid assets, exclusive of the REITs, to purchase additional suitable real estate properties. The remaining liquid assets, exclusive of the REITs, will continue to be available to meet expense needs and redemption requests (e.g., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account's prospectus, now has the flexibility to borrow money and assume or obtain a mortgage on a property -- i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms require that the Account secure a loan with one or more of its properties. The Account's total borrowings may not exceed 20% of the Account's total net asset value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     N/A

ITEM 4. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this quarterly reporting period.

     (b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     TIAA's Board of Trustees has named Herbert M. Allison,  Jr. to succeed John
H. Biggs as TIAA's chairman, president, and chief executive officer. Mr. Allison will assume his new duties on November 1, 2002. We do not expect this management change to materially affect the day-to-day management of the Account.

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

------------

(1) Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001 (File No. 333-59778).

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

DATE: October 31, 2002

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


DATE: October 31, 2002

                                             By:  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, John H. Biggs, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the TIAA Real Estate Account;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

                                          /s/ John H. Biggs
                                          ------------------------------
                                          John H. Biggs
                                          Chairman of the Board,
                                          President and Chief Executive Officer,
                                          Teachers Insurance and Annuity
                                            Association of America

     I, Richard L. Gibbs, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the TIAA Real Estate Account;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

                                                  /s/ Richard L. Gibbs
                                                  ------------------------------
                                                  Richard L. Gibbs
                                                  Executive Vice President
                                                  (Chief Financial Officer),
                                                  Teachers Insurance and Annuity
                                                    Association of America

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Teachers Insurance and Annuity Association of America, do hereby certify, to such officer's knowledge, that:

     The quarterly report on Form 10-Q of the TIAA Real Estate Account (the "Account") for the quarter ended September 30, 2002 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Account.

Dated: October 31, 2002

                                            /s/ John H. Biggs
                                            ------------------------------
                                            John H. Biggs
                                            Chairman of the Board, President and
                                            Chief Executive Officer,
                                            Teachers Insurance and Annuity
                                              Association of America

Dated: October 31, 2002

                                            /s/ Richard L. Gibbs
                                            ------------------------------
                                            Richard L. Gibbs
                                            Executive Vice President
                                            (Chief Financial Officer),
                                            Teachers Insurance and Annuity
                                              Association of America