Form 10-K
period 2002-12-31
TIAA REAL ESTATE ACCOUNT
filed 2003-03-27
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2002

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

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL. The TIAA Real Estate Account (the "Real Estate Account" or the "Account") was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America ("TIAA"), a New York insurance company, by resolution of TIAA's Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account, and interests in the Account were first offered to eligible participants on October 2, 1995.

         INVESTMENT OBJECTIVE. The Real Estate Account seeks favorable long term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account also invests in publicly-traded securities and other investments that are easily converted to cash to make redemptions, purchase or improve properties or cover expenses.

         INVESTMENT STRATEGY. The Account seeks to invest between 70 percent to 95 percent of its assets directly in real estate or real estate-related investments. The Account's principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments, through joint ventures, real estate partnerships or real estate investment trusts (REITs). To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (I.E., that primarily own or manage real estate), and collateralized mortgage obligations, including commercial mortgage backed securities and other similar instruments.

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

         NET ASSETS AND PORTFOLIO INVESTMENTS. As of December 31, 2002, the Account's net assets totaled $3,675,988,560. At December 31, 2002 the Account held a total of 77 real estate properties (including its interests in four real estate-related joint ventures), representing 92.56% of the Account's total investment portfolio. As of that date, the Account also held investments in real estate investment trusts (REITs), representing 2.87% of the portfolio, commercial mortgage backed securities (CMBSs), representing 1.16% of the portfolio, real estate limited partnerships, representing 0.31% of the portfolio and commercial paper and government bonds, representing 3.10% of the portfolio.

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

         AVAILABLE INFORMATION. The Account's annual report on Form 10-K, any quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org.

ITEM 2.  PROPERTIES.

THE PROPERTIES--IN GENERAL

         As of December 31, 2002, the TIAA Real Estate Account owned a total of 77 real estate properties, including 30 office properties (three of which are held in joint venture), 17 industrial properties (including one development joint venture project), 22 apartment complexes, and 8 retail properties (including the three joint ventures that each own a regional mall in which the Account owns an approximately 50% partnership interest). In the table below you will find general information about each of the Account's portfolio properties as of December 31, 2002.

                                                                                                   ANNUAL AVG.
                                                                            RENTABLE                BASE RENT
                                                   YEAR          YEAR       AREA         PERCENT   PER LEASED        MARKET
PROPERTY                       LOCATION            BUILT         PURCHASED  (SQ. FT.)    LEASED    SQ. FT.(1)        VALUE(2)
--------                       --------            -----         ---------  ---------    -------   ----------        --------
OFFICE PROPERTIES

Mellon Financial Center at
 One Boston Place(3)           Boston, MA          1970(4)         2002       782,241      96%        $39.09       $261,896,938
780 Third Avenue               New York, NY        1984            1999       487,501      92%        $45.73       $178,500,000
701 Brickell                   Miami, FL           1986(4)         2002       677,667      99%        $28.27       $172,088,618
1801 K Street, N.W.            Washington, DC      1971(4)         2000       564,359      99%        $33.34       $162,636,836
Ten & Twenty Westport Road     Wilton, CT          1974(4); 2001   2001       538,840     100%        $25.11       $140,000,000
Morris Corporate Center III    Parsippany, NJ      1990            2000       525,154      85%        $23.88       $ 92,400,000
Corporate Boulevard            Rockville, MD       1984-1989       2002       339,786      90%        $22.95       $ 68,020,401
Oak Brook Regency Towers       Oakbrook, IL        1977(4)         2002       402,318      88%        $16.65       $ 66,602,200
88 Kearny Street               San Francisco, CA   1986            1999       228,470      89%        $41.72       $ 65,083,257
1015 15th Street               Washington, DC      1978(4)         2001       184,825     100%        $31.24       $ 51,600,000

                                                                                                   ANNUAL AVG.
                                                                            RENTABLE                BASE RENT
                                                   YEAR          YEAR       AREA         PERCENT   PER LEASED        MARKET
PROPERTY                       LOCATION            BUILT         PURCHASED  (SQ. FT.)    LEASED    SQ. FT.(1)        VALUE(2)
--------                       --------            -----         ---------  ---------    -------   ----------        --------
OFFICE PROPERTIES (CONTINUED)

Parkview Plaza(5)              Oakbrook, IL        1990           1997         266,020     94%        $18.79      $   50,315,694
The Farragut Building          Washington, DC      1962(4)        2002         146,792     90%        $36.27      $   46,500,000
Sawgrass Office Portfolio      Sunrise, FL         1997-2000      1997,        344,009     93%        $14.61      $   45,000,000
                                                                  1999-2000
The Pointe on Tampa Bay        Tampa, FL           1982(4)        2002         249,215     93%        $23.45      $   41,239,643
Maitland Promenade One         Maitland, FL        1999           2000         227,814     95%        $21.08      $   37,600,000
Columbia Centre III            Rosemont, IL        1989           1997         238,696     79%        $18.89      $   33,800,000
Monument Place                 Fairfax, VA         1990           1999         221,538     91%        $20.28      $   33,500,000
BISYS Fund Services
 Building(6)                   Eaton, OH           1995; 2002     1999; 2002   155,964    100%        $ 8.41      $   34,700,000
Fairgate at Ballston(5)        Arlington, VA       1988           1997         137,117     99%        $29.67      $   30,700,000
Biltmore Commerce Center       Phoenix, AZ         1985           1999         259,792     66%        $ 6.75      $   28,394,213
10 Waterview Boulevard         Parsippany, NJ      1984           1999         209,553     60%        $16.02      $   27,000,000
Needham Corporate Center       Needham, MA         1987           2001         138,684     97%        $26.15      $   26,500,000
Tysons Executive Plaza II(7)   McLean, VA          1988           2000         252,552     97%        $25.05      $   25,632,730
Longview Executive Park(5)     Hunt Valley, MD     1988           1997         258,999     89%        $11.50      $   24,990,805
Columbus Portfolio                                                             259,626                $12.18      $   23,600,000
 Metro South Building          Dublin, OH          1997           1999          90,726     72%                            --
 Vision Service Plan Building  Eaton, OH           1997           1999          50,000    100%                            --
 One Metro Place               Dublin, OH          1998           2001         118,900     97%                            --
9 Hutton Centre                Santa Ana, CA       1990           2001         148,265     85%        $16.79      $   19,425,493
Five Centerpointe(5)           Lake Oswego, OR     1988           1997         113,910     70%        $21.60      $   16,002,154
Batterymarch Park II           Quincy, MA          1986           2001         104,718     88%        $21.60      $   15,000,000
371 Hoes Lane                  Piscataway, NJ      1986           1997         139,670     30%        $10.38      $   10,817,795
Northmark Business Center(5)   Blue Ash, OH        1985           1997         108,561     83%        $12.35      $    8,000,000
                                                                                                                  -------------
SUBTOTAL--OFFICE PROPERTIES                                                                                       $1,837,546,777
INDUSTRIAL PROPERTIES
Dallas Industrial Portfolio    Dallas and          1997-          2000-      3,763,886     94%         $2.95      $  136,034,954
(formerly Parkwest Center)      Coppell, TX        2001           2002
Ontario Industrial Portfolio                                                 2,698,717    100%         $3.41      $  108,000,000
 Timberland Building           Ontario, CA         1998           1998         414,435                                   --
 5200 Airport Drive            Ontario, CA         1997           1998         404,500                                   --
 1200 S. Etiwanda Ave.         Ontario, CA         1998           1998         223,170                                   --
 Park Mira Loma West           Mira Loma, CA       1998           1998         557,500                                   --
 Wineville Center Buildings    Mira Loma, CA       1999           2000       1,099,112                                   --
IDI Kentucky Portfolio
(formerly, Parkwest Int'l)                                                   1,437,022    100%         $3.20      $   50,200,000
 Building C                    Hebron, KY          1998           1998         520,000                                   --
 Building D                    Hebron, KY          1998           1998         184,800                                   --
 Building E                    Hebron, KY          2000           2000         207,222                                   --
 Building J                    Hebron, KY          2000           2000         525,000                                   --
Chicago Industrial Portfolio   Chicago and         1997-          1998;        866,064     90%         $4.14      $   40,100,000
(consolidation of Rockrun,      Joliet, IL         2000           2000
Glen Pointe and Woodcreek
Business Parks)

                                                                                                    ANNUAL AVG.
                                                                             RENTABLE                BASE RENT
                                                    YEAR          YEAR       AREA         PERCENT   PER LEASED        MARKET
PROPERTY                        LOCATION            BUILT         PURCHASED  (SQ. FT.)    LEASED    SQ. FT.(1)        VALUE(2)
--------                        --------            -----         ---------  ---------    -------   ----------        --------
INDUSTRIAL PROPERTIES (CONTINUED)

Atlanta Industrial Portfolio    Lawrenceville, GA   1996-99       2000       1,145,693      92%        $ 2.63     $   38,400,000
Northpoint Commerce
 Center                         Fullerton, CA       1990-94       2000         612,023     100%        $ 5.85     $   37,972,054
Cabot Industrial Portfolio(8)   Rancho              2000-         2000;      1,214,475      47%        $ 1.82     $   41,586,565
                                Cucamonga, CA       2002          2001; 2002
South River Road Industrial     Cranbury, NJ        1999          2001         626,071      82%        $ 3.80     $   32,800,000
Konica Photo Imaging
 Headquarters                   Mahwah, NJ          1999          1999         168,000     100%        $ 9.71     $   17,900,000
Eastgate Distribution Center    San Diego, CA       1996          1997         200,000     100%        $ 6.22     $   15,200,000
Landmark at Salt Lake City      Salt Lake City, UT  2000          2000         328,508     100%        $ 3.98     $   12,700,000
 Building #4
UPS Distribution Facility       Fernley, NV         1998          1998         256,000     100%        $ 3.54     $   11,500,000
FEDEX Distribution Facility     Crofton, MD         1998          1998         111,191     100%        $ 6.41     $    7,500,000
Interstate Crossing             Eagan, MN           1995          1996         131,380      79%        $ 5.03     $    6,304,905
Westinghouse Facility           Coral Springs, FL   1997          1997          75,630     100%        $ 8.02     $    5,300,000
Butterfield Industrial Park     El Paso, TX         1980-81       1995         183,510     100%        $ 3.00     $    4,500,000
River Road Distribution Center  Fridley, MN         1995          1995         100,456     100%        $ 4.19     $    4,150,000
                                                                                                                  --------------
SUBTOTAL--INDUSTRIAL PROPERTIES                                                                                   $  570,148,478
RETAIL PROPERTIES

The Florida Mall(9)             Orlando, FL         1986(4)       2002         921,370(10)  93%        $45.45     $   84,997,624(11)
Westwood Marketplace            Los Angeles, CA     1950(12)      2002         202,201     100%        $27.25     $   74,026,411
West Town Mall(9)               Knoxville, TN       1972(4)       2002         684,777(10)  97%        $29.96     $   67,216,965(11)
Miami International Mall(9)     Miami, FL           1982(4)       2002         290,299(10)  99%        $36.39     $   57,322,356(11)
Rolling Meadows                 Rolling Meadows, IL 1957(4)       1997         130,909      99%        $10.69     $   12,850,000
Plantation Grove                Ocoee, FL           1995          1995          73,655     100%        $10.53     $    8,200,000
The Lynnwood Collection         Raleigh, NC         1988          1996          86,362      92%        $ 7.95     $    7,983,285
The Millbrook Collection        Raleigh, NC         1988          1996         102,221      82%        $ 6.19     $    7,000,000
                                                                                                                  --------------
SUBTOTAL--RETAIL PROPERTIES                                                                                       $  319,596,641
                                                                                                                  --------------
SUBTOTAL--COMMERCIAL PROPERTIES                                                                                   $2,727,291,896
RESIDENTIAL PROPERTIES(13)

The Legacy at Westwood
 Apartments                     Los Angeles, CA     2001          2002              NA      97%           NA      $   85,075,210
Longwood Towers                 Brookline, MA       1926(4)       2002              NA      87%           NA      $   80,202,248
Ashford Meadows Apartments      Herndon, VA         1998          2000              NA      94%           NA      $   62,000,000
The Colorado                    New York, NY        1987          1999              NA      94%           NA      $   55,702,614
Larkspur Courts                 Larkspur, CA        1991          1999              NA      94%           NA      $   55,014,500
Regents Court Apartments        San Diego, CA       2001          2002              NA      94%           NA      $   49,567,031
South Florida Apartment         Boca Raton and      1986          2001              NA      95%           NA      $   46,800,000
 Portfolio                       Plantation, FL
Alexan Buckhead                 Atlanta, GA         2002          2002              NA      24%(14)       NA      $   45,739,570

                                                                                                    ANNUAL AVG.
                                                                             RENTABLE                BASE RENT
                                                    YEAR          YEAR       AREA         PERCENT   PER LEASED        MARKET
PROPERTY                        LOCATION            BUILT         PURCHASED  (SQ. FT.)    LEASED    SQ. FT.(1)        VALUE(2)
--------                        --------            -----         ---------  ---------    -------   ----------        --------
RESIDENTIAL PROPERTIES(13) (CONTINUED)

Doral Pointe Apartments        Miami, FL             1990          2001       NA            95%         NA        $   43,507,416
The Lodge at Willow Creek      Denver, CO            1997          1997       NA            86%         NA        $   31,000,000
Golfview Apartments            Lake Mary, FL         1998          1998       NA            95%         NA        $   26,240,000
The Legends at Chase Oaks      Plano, TX             1997          1998       NA            98%         NA        $   26,000,000
Lincoln Woods Apartments       Lafayette Hill, PA    1991          1997       NA            93%         NA        $   24,676,180
Kenwood Mews Apartments        Burbank, CA           1991          2001       NA            97%         NA        $   22,700,000
Monte Vista                    Littleton, CO         1995          1996       NA            93%         NA        $   20,499,262
Westcreek Apartments           Westlake Village, CA  1988          1997       NA            97%         NA        $   18,686,112
Indian Creek Apartments        Farmington Hills, MI  1988          1998       NA            99%         NA        $   17,700,000
Quiet Waters at Coquina Lakes  Deerfield Beach, FL   1995          2001       NA            97%         NA        $   17,600,000
Royal St. George               W. Palm Beach, FL     1995          1996       NA            94%         NA        $   17,100,000
The Fairways of Carolina       Margate, FL           1993          2001       NA            98%         NA        $   16,100,000
The Greens at Metrowest        Orlando, FL           1990          1995       NA            93%         NA        $   13,900,000
 Apartments
Bent Tree Apartments           Columbus, OH          1987          1998       NA            93%         NA        $   13,400,000
                                                                                                                  --------------
SUBTOTAL--RESIDENTIAL                                                         NA                                  $  789,210,143
PROPERTIES
                                                                                                                  --------------
TOTAL--ALL PROPERTIES                                                                                             $3,516,502,039
                                                                                                                  ==============

(1) Based on total contractual rent on leases existing at December 31, 2002. For those properties purchased in 2002, the number was derived by annualizing the rents charged by the Account since acquiring the property.
(2) Market value reflects the value determined in accordance with the procedures described in the Account's prospectus and as stated in the Consolidated Statement of Investments.
(3) The Account purchased a 50.25% interest in a private REIT which owns this property. The remaining 49.70% is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals.
(4) Undergone extensive renovations since original construction.
(5) Purchased through Light Street Partners, L.P. (now 100% owned by the
Account).
(6) Property held in 96%/4% joint venture with Georgetown BISYS Phase II LLC. Phase II was purchased in 2002.
(7) Property held in 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account's interest in the property.
(8) The property is held in an 80%/20% joint venture with Cabot Industrial
Trust.
(9) Each property is held in an approximately 50%/50% joint venture with the Simon Property Group.
(10) Reflects the square footage owned by the joint venture.
(11) Market value shown represents the Account's interest after debt.
(12) Total renovation completed in 2001.
(13) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.
(14) This property was completed in late 2002 and is currently in its lease-up phase. At closing, an escrow was established to provide the Account with a 7% return on this property during the first twelve months of ownership.


COMMERCIAL (NON-RESIDENTIAL) PROPERTIES

         IN GENERAL. At December 31, 2002, the Account held 55 commercial (non-residential) properties in its portfolio. Three of these properties, which are held through joint ventures, are subject to mortgages. Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

         The Account had a portfolio of 30 office properties containing approximately 8.8 million square feet located in 12 states and the District of Columbia, 17 industrial properties containing 14 million square feet located in 11 states, and 8 retail properties containing approximately 2.6 million square feet located in 5 states.

         As of December 31, 2002, the overall occupancy rate of Account's real estate portfolio was 92% on a weighted average basis. Office properties were 90% leased with 770 leases, industrial properties were 92% leased with 116 leases, and retail properties were 96% leased with 521 leases. No single tenant accounts for more than 4.8% of the total rentable area of the Account's commercial properties.

RESIDENTIAL PROPERTIES

         The Account's residential property portfolio currently consists of 22 first class or luxury multi-family garden apartment complexes, mid-rise and high rise apartment buildings containing approximately 5,796 units located in 11 states and the District of Columbia. The overall occupancy rate for the residential properties is 94%. None of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

         In the table below you will find additional information regarding the residential properties in the Account's portfolio as of December 31, 2002.

                                                                                   AVERAGE        AVG. RENT
                                                                      NUMBER      UNIT SIZE       PER UNIT/
          PROPERTY                            LOCATION               OF UNITS   (SQUARE FEET)     PER MONTH
------------------------------------------------------------------------------------------------------------
The Legacy at Westwood Apartments      Los Angeles, CA                 187          1,180         $4,070.93
Longwood Towers                        Brookline, MA                   268            938         $2,541.80
Ashford Meadows                        Herndon, VA                     440          1,050         $1,473.40
The Colorado                           New York, NY                    254            622         $2,573.11
Larkspur Courts                        Larkspur, CA                    248          1,001         $2,015.84
Regents Court Apartments               San Diego, CA                   251            886         $1,535.03
South Florida Apartment Portfolio      Boca Raton, Plantation, FL      550            889         $1,057.59
Alexan Buckhead                        Atlanta, GA                     230            984         $1,532.00
Doral Pointe Apartments                Miami, FL                       440          1,150         $1,162.93
The Lodge at Willow Creek              Denver, CO                      316            996         $1,219.66
Golfview Apartments                    Lake Mary, FL                   277          1,134         $1,170.89
The Legends at Chase Oaks              Plano, TX                       346            972         $1,058.60
Lincoln Woods Apartments               Lafayette Hill, PA              216            774         $1,140.45
Kenwood Mews Apartments                Burbank, CA                     141            942         $1,424.00
Monte Vista                            Littleton, CO                   219            888         $1,099.65
Westcreek Apartments                   Westlake Village, CA            126            951         $1,571.71
Indian Creek Apartments                Farmington Hills, MI            196          1,139         $1,011.11
Quiet Waters at Coquina Lakes          Deerfield Beach, FL             200          1,048         $1,099.07
Royal St. George                       West Palm Beach, FL             224            870         $  983.32
The Fairways of Carolina               Margate, FL                     208          1,026         $1,024.33
The Greens at Metrowest Apartments     Orlando, FL                     203            920         $  867.15
Bent Tree Apartments                   Columbus, OH                    256            928         $  739.73


RECENT PROPERTY PURCHASES AND SALES

         THE FOLLOWING DESCRIBES A RECENT PROPERTY SALE BY THE ACCOUNT. WHEN REVIEWING THIS INFORMATION, IT IS IMPORTANT TO KEEP IN MIND THAT ANY CHANGES IN THE VALUATION OF THE PROPERTY SINCE IT WAS PURCHASED HAVE BEEN REFLECTED IN THE ACOUNT'S DAILY UNIT VALUE OVER THE PERIOD THE ACCOUNT HELD THE PROPERTY.

         On January 9, 2003, the Account sold one industrial property building (the Westinghouse Facility) located in Coral Springs, Florida for approximately $5.4 million. The Account had purchased the building in February, 1997 at a cost of approximately $6.1 million.

ITEM 3.  LEGAL PROCEEDINGS.  There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

         (a) MARKET INFORMATION. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 2002 to December 31, 2002, the high and low accumulation unit values for the Account were $173.899 and $168.224, respectively.

         (b) APPROXIMATE NUMBER OF HOLDERS. The number of contract owners at February 28, 2003 was 524,633.

         (c) DIVIDENDS. Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.

                                  YEAR ENDED    YEAR ENDED     YEAR ENDED   YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                     2002         2001           2000          1999          1998          1997         1996
                                     ----         ----           ----          ----          ----          ----         ----
Investment income:
   Real estate income, net:
    Rental income .............. $308,948,225  $253,839,662  $192,894,812  $129,523,631  $ 78,404,412  $ 41,686,852  $  9,504,481
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Real estate property level
      expenses and taxes:
    Operating expenses .........   67,604,266    52,274,213    39,876,941    27,177,841    17,192,385     8,843,562     1,995,822
    Real estate taxes ..........   38,410,380    29,408,054    22,604,315    15,631,453     8,755,526     4,234,044     1,053,703
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total real estate property
      level expenses and taxes .  106,014,646    81,682,267    62,481,256    42,809,294    25,947,911    13,077,606     3,049,525
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Real estate income, net ..  202,933,579   172,157,395   130,413,556    86,714,337    52,456,501    28,609,246     6,454,956
Income from real estate
 joint ventures ................   14,125,306     2,392,594       756,133        --            --            --            --
Dividends and interest .........   26,437,901    33,687,343    31,334,291    24,932,733    23,943,728    16,486,279     6,027,486
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total investment income ..  243,496,786   208,237,332   162,503,980   111,647,070    76,400,229    45,095,525    12,482,442
Expenses .......................   23,304,336    17,191,929    13,424,566     9,278,410     6,274,594     3,526,545     1,155,796
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Investment income, net ...  220,192,450   191,045,403   149,079,414   102,368,660    70,125,635    41,568,980    11,326,646
Net realized and unrealized
 gain on investments ........... (106,424,480)  (23,485,614)   54,147,449     9,834,743     7,864,659    18,147,053     3,330,539
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net increase in net assets
 resulting from operations
 before minority interest and
 discontinued operations .......  113,767,970   167,559,789   203,226,863   112,203,403    77,990,294    59,716,033    14,657,185
Minority interest ..............   (1,484,585)     (811,789)       --         1,364,619    (3,487,991)  (1,881,178)        --
Discontinued operations ........    3,958,653     2,470,985     2,215,831     2,375,745     2,109,359     2,236,545     1,125,730
Participant transactions .......  346,079,345   657,326,121   486,196,949   383,171,774   333,936,510   356,052,262   233,653,793
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net increase in net assets ..... $462,321,383  $826,545,106  $691,639,643  $499,115,541  $410,548,172  $416,123,662  $249,436,708
                                 ============  ============  ============  ============  ============  ============  ============


 JULY 3, 1995
(COMMENCEMENT
OF OPERATIONS)
TO DECEMBER 31,
    1995
    ----



$    165,762
------------


      29,173
      14,659
------------

      43,832
------------
     121,930

      --
   2,828,900
------------
   2,950,830
     310,433
------------
   2,640,397

      35,603
------------



   2,676,000
      --
      --
 117,582,345
------------
$120,258,345
============

                                                                             DECEMBER 31,
                                2002            2001            2000            1999            1998          1997          1996
                                ----            ----            ----            ----            ----          ----          ----
Total assets ............ $3,870,532,278  $3,270,384,450  $2,423,100,402  $1,719,457,715  $1,229,603,431  $815,760,825  $426,372,007
Total liabilities and
 minority interest ......    194,543,718      56,717,273      35,978,331      23,975,287      33,236,544    29,942,110    56,676,954
                          --------------  --------------  --------------  --------------  --------------  ------------  ------------
Total net assets ........ $3,675,988,560  $3,213,667,177  $2,387,122,071  $1,695,482,428  $1,196,366,887  $785,818,715  $369,695,053
                          ==============  ==============  ==============  ==============  ==============  ============  ============
Accumulation units
  outstanding ...........     20,346,696      18,456,445      14,604,673      11,487,360       8,833,911     6,313,015     3,295,786
Accumulation unit value .        $173.90         $168.16         $158.21         $142.97         $132.17       $122.30       $111.11
                                 =======         =======         =======         =======         =======       =======       =======


      1995
      ----

  $143,177,421

    22,919,076
  ------------
  $120,258,345
  ============

     1,172,498
       $102.57
       =======



QUARTERLY SELECTED FINANCIAL INFORMATION

The following is selected financial information for the Account for each full quarter within the past two calendar years:

                                                                          2002
                                                               FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                          MARCH 31            JUNE 30           SEPTEMBER 30           DECEMBER 31
                                          --------            -------           ------------           -----------
Investment income, net                  $47,812,962         $54,419,265          $55,532,867           $62,427,356
Net realized gain (loss)
  on investments                          4,320,393           3,091,947            1,428,243            (1,914,498)
Net unrealized gain (loss)
  on investments                        (29,088,106)        (20,049,625)         (30,606,185)          (33,606,649)
Minority interest                          (119,166)           (521,681)              42,020              (885,758)
Discontinued operations                   2,181,256           1,777,397               --                    --
                                        -----------         -----------          -----------           -----------
Net increase in net assets
  resulting from operations             $25,107,339         $38,717,303          $26,396,945           $26,020,451
                                        ===========         ===========          ===========           ===========
Total return                                   0.77%               1.13%                0.75%                 0.72%
                                               ====                ====                 ====                  ====

                                                                          2001
                                                               FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                          MARCH 31            JUNE 30           SEPTEMBER 30           DECEMBER 31
                                          --------            -------           ------------           -----------
Investment income, net                  $44,988,150         $47,346,855          $49,788,149           $48,922,249
Net realized gain (loss)
  on investments                            978,396             514,453              759,534            (3,522,087)
Net unrealized gain (loss)
  on investments                         (4,436,522)         11,549,836           (8,110,459)          (21,218,765)
Minority interest                           --                 (448,023)            (213,578)             (150,188)
Discontinued operations                     276,485             585,167              697,453               911,880
                                        -----------         -----------          -----------           -----------
Net increase in net assets
  resulting from operations             $41,806,509         $59,548,288          $42,921,099           $24,943,089
                                        ===========         ===========          ===========           ===========
Total return                                   1.67%               2.21%                1.46%                 0.82%
                                               ====                ====                 ====                  ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S FINANCIAL CONDITION AND OPERATING RESULTS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES CONTAINED IN THIS REPORT.

         As of December 31, 2002, the TIAA Real Estate Account owned a total of 77 real estate properties, representing 92.56% of the Account's total investment portfolio. These included 30 office properties (three of which are held in joint venture), 17 industrial properties (including one development joint venture project), 22 apartment complexes, and 8 retail properties (including the three joint ventures that each own a regional mall in which the Account owns an approximately 50% partnership interest). The following chart breaks down the Account's real estate assets by region and property type, based on the market values of the properties as stated in the consolidated financial statements:

                        EAST      MIDWEST     SOUTH      WEST        TOTAL
                        (26)       (12)       (21)       (18)        (77)
                       -------    -------    -------    -------     -------
Office (30)             34.0%       6.2%       8.4%       3.7%       52.3%
Industrial (17)          3.1%       1.4%       5.2%       6.5%       16.2%
Residential (22)         6.3%       0.9%       7.2%       8.0%       22.4%
Retail (8)               0.4%       0.4%       6.2%       2.1%        9.1%
                        -----      ----       -----      -----      ------
TOTAL (77)              43.8%       8.9%      27.0%      20.3%      100.0%

( ) Number of properties in parentheses.

         The following table lists the Account's 10 largest properties by market value as of December 31, 2002:

                                                                           MARKET VALUE    % OF NET
PROPERTY NAME                                   STATE      PROPERTY TYPE     (000,000)      ASSETS
-------------                                   -----      ------------     -----------     -------
Mellon Financial Center at One Boston Place     MA         Office             $261.9*       7.12%*
780 Third Avenue                                NY         Office             $178.5        4.86%
701 Brickell                                    FL         Office             $172.1        4.68%
1801 K Street, N.W.                             DC         Office             $162.6        4.42%
Ten & Twenty Westport Road                      CT         Office             $140.0        3.81%
Dallas Industrial Portfolio                     TX         Industrial         $136.0        3.70%
Ontario Industrial Portfolio                    CA         Industrial         $108.0        2.94%
Morris Corporate Center III                     NJ         Office             $ 92.4        2.51%
The Legacy at Westwood Apartments               CA         Residential        $ 85.1        2.31%
The Florida Mall**                              FL         Retail             $ 85.0        2.31%

* This amount reflects the market value of the property, as stated in the Consolidated Financial Statements, which includes minority interests. The market value of the Account's interest in the property is $131.6 million, which represents 3.58% of the Account's net assets.

** This property is held in joint venture and is subject to debt. The market value reflects the Account's interest in the joint venture after debt.


         The Account closed 19 transactions in 2002 in the total net amount of $1.1 billion. It purchased 16 properties: seven office properties, including two joint ventures, four apartment properties, four retail properties and one industrial property for a total of $1.1 billion. In addition, the Account made a commitment of $25 million for one real estate-related fund investment and sold two properties (one office and one industrial) for a total of $26 million. The Account continues to pursue suitable real estate properties for acquisition.

         As of December 31, 2002, the Account also held investments in real estate investment trusts (REITs), representing 2.87% of the portfolio, commercial mortgage backed securities (CMBS), representing 1.16% of the portfolio, real estate limited partnerships, representing 0.31% of the portfolio and commercial paper and government bonds, representing 3.10% of the portfolio.

REAL ESTATE MARKET OUTLOOK IN GENERAL

         We believe the outlook for the commercial real estate market is clouded by persistent weakness in the U.S. economy and the uncertainties of war. These uncertainties make businesses cautious about hiring and making new space commitments. Of positive note are the continued growth in U.S. GDP (gross domestic product, a basic economic indicator), the ongoing improvement in business productivity, and an increase in hiring by temporary help firms, which often precedes full-time hiring. In addition, office and warehouse construction have declined sharply, which should ultimately improve supply/demand fundamentals when employment growth resumes. Nonetheless, the timing and strength of the economic recovery are not predictable.

RESULTS OF OPERATIONS

         WHEN REVIEWING THIS DISCUSSION, IT IS IMPORTANT TO NOTE THAT WHEN THE ACCOUNT OWNS A CONTROLLING INTEREST (OVER 50%) IN A JOINT VENTURE, CONSISTENT WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP), THE ACCOUNT'S CONSOLIDATED FINANCIAL STATEMENTS AND ALL FINANCIAL DATA DISCUSSED IN THE REPORT REFLECT 100% OF THE MARKET VALUE OF THE JOINT VENTURE'S ASSETS. THE INTERESTS OF THE OTHER JOINT VENTURE PARTNERS ARE REFLECTED AS MINORITY INTERESTS IN THE ACCOUNT'S CONSOLIDATED FINANCIAL STATEMENTS. WHEN THE ACCOUNT DOES NOT HAVE A CONTROLLING INTEREST IN A JOINT VENTURE, THEN ONLY THE ACCOUNT'S NET INVESTMENT IN THE JOINT VENTURE IS RECORDED BY THE ACCOUNT.

         NOTE ALSO THAT ALL OF THE ACCOUNT'S PROPERTIES ARE APPRAISED AND REVALUED ON A QUARTERLY BASIS, IN ACCORDANCE WITH THE VALUATION POLICIES DESCRIBED IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS. UNTIL A PROPERTY IS SOLD, THESE CHANGES IN PROPERTY VALUES ARE RECORDED AS UNREALIZED GAINS OR LOSSES. UPON THE SALE OF A PROPERTY, THE DIFFERENCE BETWEEN THE ACCOUNT'S THEN CURRENT COST FOR THE PROPERTY (ORIGINAL PURCHASE PRICE PLUS THE COST OF ANY CAPITAL IMPROVEMENTS MADE) AND THE SALE PRICE IS RECORDED AS A REALIZED GAIN OR LOSS.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

     RESULTS FROM CONTINUING OPERATIONS

         The Account's total net return was 3.41% for the year ended December 31, 2002 and 6.29% for 2001. The substantial decline in the Account's overall performance on a year-to-year basis reflects the continuing effects of the economic recession, which began in early 2001, and persisted throughout 2002. The decline in the 2002 performance of the Account's real estate and real estate-related assets from its 2001 performance had the largest negative impact on the Account's total net return. The real estate properties owned by the Account experienced continued declines in value due to deteriorating market conditions. The negative impact of the recessionary economy was reflected in lower market rental rates, higher vacancies, and increased leasing costs and tenant concessions. In 2002, the Account's real estate properties, however, continued to produce strong income returns, and at year end 2002, the non-residential property portfolio was 92% occupied overall with only 10% of the non-residential property portfolio's square footage up for renewal or re-leasing in 2003.

         The modest returns produced by the REIT markets in 2002, as well as the low interest rates earned by its short-term holdings, also negatively affected the Account's overall performance.

         The Account's net investment income after deduction of all expenses was 15.26% higher for the year ended December 31, 2002 compared to the same period in 2001 primarily due to a 14.39% increase in total net assets and an 49.16% increase in the Account's real estate holdings over the same period.

         The Account's real estate holdings, including joint venture investments, generated approximately 89% and 84% of the Account's total investment income (before deducting Account level expenses) during 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

         Gross real estate rental income increased approximately 22% in the year ended December 31, 2002 over the same period in 2001. This increase was primarily due to the increase in the number of properties owned by the Account from 65 properties as of December 31, 2001 to 77 properties (including joint ventures) as of December 31, 2002. Income from real estate joint ventures was $14,125,306 vs. $2,392,594, respectively for the same periods. This increase was due to an increase in the number of joint venture partnership interests owned by the Account in the year ended December 31, 2002. Interest income on the Account's marketable securities investments decreased from $24,490,376 for 2001 to $13,546,694 for 2002 due to a decline in short-term rates from 2001 to 2002 and the decrease in the amount of non-real estate assets held by the Account. Dividend income on the Account's REIT investments increased from $9,196,967 for the year ended December 31, 2001 to $12,891,207 for the year ended December 31, 2002.

         Total property level expenses for the year ended December 31, 2002 and 2001 were $106,014,646, and $81,682,267, respectively. In both years ended 2002 and 2001, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The 30% increase in property level expenses during 2002 reflected the increased number of properties in the Account, as well as an increase in operating expenses.

         The Account also incurred expenses for the years ended December 31, 2002 and 2001 of $9,495,736 and $5,896,729, respectively, for investment advisory services, $10,390,705 and $8,470,496, respectively, for administrative and distribution services and $3,417,895 and $2,824,704, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering a larger account. The expenses for investment advisory services for the year ended December 31, 2001 also were substantially lower than those in 2002 since they included adjustments related to fourth quarter 2000 expenses.

         The Account had net realized and unrealized losses on investments of $106,424,480 and $23,485,614 for the years ended December 31, 2002 and 2001, respectively. The unrealized losses were primarily due to the continued decrease in the aggregate market value of the Account's real estate holdings amounting to $94,447,265 during 2002, as compared to unrealized losses of $26,611,066 during 2001. The Account's marketable securities in the year ended December 31, 2002 had net realized and unrealized losses totaling $6,195,855 and net realized and unrealized gains of $5,231,736 for the year ended December 31, 2001. For the year ended December 31, 2002, the Account's investments in other real estate-related investments had net unrealized losses of $5,781,360 as compared to net unrealized gains of $2,002,837 for the year ended December 31, 2001.

RESULTS FROM DISCONTINUED OPERATIONS

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. During the year ended December 31, 2002, the Account sold two real estate properties. In accordance with SFAS No. 144, the investment income and realized gain for the years ended December 31, 2002, 2001, and 2000 relating to those properties were removed from continuing operations in the accompanying financial statements and classified as discontinued operations. The income from the two properties, one sold on January 31, 2002 and one sold on April 30, 2002, for the year ended December 31, 2002 consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076, resulting in net investment income of $501,457. The income from these two properties sold in 2002 for the full year ended December 31, 2001 consisted of rental income of $2,915,653 less operating expenses of $182,266 and real estate taxes of $262,402, resulting in net investment income of $2,470,985. The net investment income represents income for the properties for one month and four months, respectively, for the year ended December 31, 2002 and twelve months in 2001. At the time of sale, the properties had a cost of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a net realized gain of $3,457,196.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO
YEAR ENDED DECEMBER 31, 2000

         The Account's total net return was 6.29% for the year ended December 31, 2001 and 10.66% for 2000. The 2001 performance of each of the Account's asset types, i.e., real estate, REITs and commercial paper, declined as compared to 2000, with the decline in the value of the Account's real estate having the largest impact. The Account's net investment income, after deducting all expenses, was $191,045,403 for the year ended December 31, 2001 and $149,079,414 for 2000, a 28% increase. This increase was the result of a 35% increase in net assets and an increase in the Account's real estate holdings from December 31, 2000 to December 31, 2001. The Account had net realized and unrealized losses on investments of $23,485,614 for the year ended December 31, 2001, compared with the net realized and unrealized gains on its investments of $54,147,449 for 2000. This difference was primarily due to the decrease of $26,611,066 in the aggregate market value of the Account's real estate holdings during 2001, as compared to 2000, during which the Account's holdings experienced a $22,257,781 market value increase. The Account's net realized losses in 2001 were primarily due to the sale of certain properties identified as sales candidates because they no longer met the Account's investment objectives or were located in markets that were experiencing declining economic conditions. The Account's investments in marketable securities had modest realized and unrealized gains in 2001 totaling $5,231,736, as compared to substantial net gains of $22,145,715 in 2000.

         The Account's real estate holdings, including real estate joint ventures, generated approximately 84% of the Account's total investment income (before deducting Account level expenses) during 2001 compared with 81% during 2000. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

         Gross real estate rental income was $253,839,662 for the year ended December 31, 2001 and $192,894,812 for the same period in 2000. This increase was primarily due to the increase in the number of properties owned by the Account, from 60 properties at the end of 2000 to 65 properties at the end of 2001. Interest income on the Account's short-term investments for 2001 and 2000 totaled $24,490,376 and $24,294,579, respectively. Dividend income on the Account's REIT investments totaled $9,196,967 and $7,039,712, respectively, for the same periods.

         Total property level expenses for the years ended December 31, 2001 and 2000 were $81,682,267 and $62,481,256, respectively. For both years, 64% of total expenses represented operating expenses and 36% represented real estate taxes. The increase in property level expenses during 2001 reflected the increased number of properties in the Account.

         The Account incurred expenses for the years ended December 31, 2001 and 2000 of $5,896,729 and $6,924,202, respectively, for investment advisory services, $8,470,496 and $4,392,882, respectively, for administrative and distribution services, and $2,824,704 and $2,107,482, respectively, for mortality and expense risk charges and liquidity guarantee charges. Such expenses generally increased as a result of the larger net asset base in the Account. The expenses for investment advisory services in 2001, however, decreased because they included an expense adjustment credit in the first quarter of 2001 to reflect a change in the way certain investment expenses were allocated to the Account.

LIQUIDITY AND CAPITAL RESOURCES

         At year end 2002 and 2001, the Account's liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $271,568,803 and $853,769,802, respectively. The decline in the Account's liquid assets was primarily due to the Account's increased investment in real estate.

         During 2002, the Account received $395,464,695 in premiums and $64,698,804 in net participants transfers from the TIAA and CREF Accounts, while for the same time period in 2001, the Account received $254,149,962 in premiums and $486,614,583 in net participant transfers from other TIAA and CREF accounts. The slowdown in net participant transfers into the Account in 2002 is contrasted against the unprecedented volume of net participant's transfers in 2001. Real estate properties costing approximately $1.1 billion and $538.4 million were purchased during 2002 and 2001, respectively. In 2002, the Account also received approximately $26 million in proceeds from the sale of one office and one industrial property. The Account's liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

         The Account, under certain conditions more fully described in the Account's prospectus, may borrow money and assume or obtain a mortgage on a property -- i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account's total borrowings may not exceed 20% of the Account's total net asset value.

EFFECTS OF INFLATION AND INCREASING OPERATING EXPENSES

         Inflation, along with increased insurance and security costs, may increase property operating expenses in the future. We anticipate that these increases in operating expenses will generally be billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased, the Account may not be able to recover the full amount of such increases in operating expenses.

CRITICAL ACCOUNTING POLICIES

         THE CONSOLIDATED FINANCIAL STATEMENTS OF THE ACCOUNT AND ITS SUBSIDIARIES ARE PREPARED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

         In preparing the Account's consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances -- the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes that the following policies relating to the valuation of the Account's assets reflected in the Account's consolidated financial statements affect the significant judgments, estimates and assumptions used in preparing its financial statements:

         VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board of Trustees. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determining fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account's properties are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. TIAA's appraisal staff performs a valuation of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation or appraisal. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional's opinion.

         VALUATION OF MORTGAGES: Mortgages are initially valued at their face amount. Fixed rate mortgages thereafter are valued quarterly by discounting payments of principal and interest to their present value using a rate at which commercial lenders would make similar mortgage loans. Floating variable rate mortgages are generally valued at their face amount, although the value may be adjusted as market conditions dictate.

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

FORWARD-LOOKING STATEMENTS

         Some statements in this report which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or management's present expectations.

         Caution should be taken not to place undue reliance on management's forward-looking statements, which represent management's views only as of the date this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
Report of Management Responsibility ......................................   18
Report of Audit Committee ................................................   19

Audited Consolidated Financial Statements:
  Consolidated Statements of Assets and Liabilities ......................   20
  Consolidated Statements of Operations ..................................   21
  Consolidated Statements of Changes in Net Assets .......................   22
  Consolidated Statements of Cash Flows ..................................   23
  Notes to Consolidated Financial Statements .............................   24
  Report of Independent Auditors. ........................................   29
  Consolidated Statement of Investments ..................................   30

Schedule III - Real Estate Owned .........................................   34


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

TIAA has established and maintains a strong system of internal controls and disclosure controls designed to provide reasonable assurance that assets are properly safeguarded and transactions are properly executed in accordance with management's authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA's internal audit personnel provide a continuing review of the internal controls and operations of TIAA, including its separate account operations, and the chief audit executive regularly reports to the Audit Committee of the TIAA Board of Trustees.

The accompanying consolidated financial statements have been audited by the independent auditing firm of Ernst & Young LLP. To maintain auditor independence and avoid even the appearance of conflict of interest, it continues to be the Account's policy that any management advisory or consulting services be obtained from a firm other than the external financial audit firm. The independent auditors' report, which follows the notes to consolidated financial statements, expresses an independent opinion on the fairness of presentation of these consolidated financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting entirely of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual audit of the Account's consolidated financial statements by the independent auditing firm, the New York State Insurance Department and other state insurance departments perform periodic examinations of the Account's operations.



                                                   /s/ Herbert M. Allison, Jr.
                                                 -----------------------------
                                                     Chairman, President and
                                                     Chief Executive Officer


                                                      /s/ Richard L. Gibbs
                                                 -----------------------------
                                                  Executive Vice President and
                                                  Principal Accounting Officer

--------------------------------------------------------------------------------


                          REPORT OF THE AUDIT COMMITTEE


To the Participants of the
 TIAA Real Estate Account:

The TIAA Audit Committee oversees the financial reporting process of the TIAA Real Estate Account ("Account") on behalf of TIAA's Board of Trustees. The Audit Committee operates in accordance with a formal written charter (copies are available upon request) which describes the Audit Committee's responsibilities. All members of the Audit Committee ("Committee") are independent, as defined under the listing standards of the New York Stock Exchange.

Management has the primary responsibility for the Account's consolidated financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal auditing group and the independent auditing firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal and independent auditors, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. The committee has direct responsibility for the appointment, compensation and oversight of the independent auditing firm. As required by its charter, the Committee will evaluate rotation of the external financial audit firm whenever circumstances warrant, but in no event will the evaluation be later than between their fifth and tenth year of service.

The Committee reviewed and discussed the accompanying audited consolidated financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity and completeness of disclosures in the consolidated financial statements. The Committee has also discussed the audited consolidated financial statements with Ernst & Young LLP, the independent auditing firm responsible for expressing an opinion on the conformity of these audited consolidated financial statements with generally accepted accounting principles.

The discussion with Ernst & Young LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the consolidated financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with Ernst & Young LLP the auditors' independence from management and the Account and has received a written disclosure regarding such independence, as required by the Independence Standards Board.

Based on the review and discussions referred to above, the Committee has approved the release of the accompanying audited consolidated financial statements for publication and filing with appropriate regulatory authorities.

Willard T. Carleton, Audit Committee Chair
Leonard S. Simon, Audit Committee Member
Rosalie J. Wolf, Audit Committee Member

March 19, 2003

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2002               2001
                                                                            --------------     --------------
ASSETS

Investments, at value:
 Real estate properties
  (cost: $3,321,279,641 and $2,276,414,478) ..............................  $3,281,332,364     $2,330,914,466
 Mortgages
  (cost: $--and $7,265,887) ..............................................        --                7,265,887
 Other real estate related investments, including joint ventures
  (cost: $249,182,234 and $30,925,755) ...................................     246,906,005         34,430,886
 Marketable securities:
  Real estate related
   (cost: $163,146,056 and $301,967,699) .................................     153,137,369        305,250,475
  Other
   (cost: $117,786,465 and $548,265,288) .................................     117,934,570        548,243,870

Cash .....................................................................         496,864            275,457

Other ....................................................................      70,725,106         44,003,409
                                                                            --------------     --------------

                                                              TOTAL ASSETS   3,870,532,278      3,270,384,450
                                                                            --------------     --------------

LIABILITIES

Accrued real estate property level expenses and taxes ....................      43,795,572         39,595,315

Security deposits held ...................................................      11,718,245          8,767,676

Other ....................................................................             868            618,289
                                                                            --------------     --------------

                                                         TOTAL LIABILITIES      55,514,685         48,981,280
                                                                            --------------     --------------

MINORITY INTEREST IN SUBSIDIARIES ........................................     139,029,033          7,735,993
                                                                            --------------     --------------

NET ASSETS

 Accumulation Fund .......................................................   3,538,288,326      3,103,639,556

 Annuity Fund ............................................................     137,700,234        110,027,621
                                                                            --------------     --------------

                                                          TOTAL NET ASSETS  $3,675,988,560     $3,213,667,177
                                                                            ==============     ==============

NUMBER OF ACCUMULATION UNITS
OUTSTANDING--Notes 6 and 7 ...............................................      20,346,696         18,456,445
                                                                                ==========         ==========

NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ...........................         $173.90            $168.16
                                                                                   =======            =======

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                      2002              2001              2000
                                                                  ------------      ------------      ------------
INVESTMENT INCOME
 Real estate income, net:
  Rental income ................................................. $308,948,225      $253,839,662      $192,894,812
                                                                  ------------      ------------      ------------
  Real estate property level expenses and taxes:
   Operating expenses ...........................................   67,604,266        52,274,213        39,876,941
   Real estate taxes ............................................   38,410,380        29,408,054        22,604,315
                                                                  ------------      ------------      ------------
              Total real estate property level expenses and taxes  106,014,646        81,682,267        62,481,256
                                                                  ------------      ------------      ------------
                                          Real estate income, net  202,933,579       172,157,395       130,413,556
 Income from real estate joint ventures .........................   14,125,306         2,392,594           756,133
 Interest .......................................................   13,546,694        24,490,376        24,294,579
 Dividends ......................................................   12,891,207         9,196,967         7,039,712
                                                                  ------------      ------------      ------------
                                                     TOTAL INCOME  243,496,786       208,237,332       162,503,980
                                                                  ------------      ------------      ------------
 Expenses -- Note 2:
  Investment advisory charges ...................................    9,495,736         5,896,729         6,924,202
  Administrative and distribution charges .......................   10,390,705         8,470,496         4,392,882
  Mortality and expense risk charges ............................    2,430,240         1,987,604         1,414,888
  Liquidity guarantee charges ...................................      987,655           837,100           692,594
                                                                  ------------      ------------      ------------
                                                   TOTAL EXPENSES   23,304,336        17,191,929        13,424,566
                                                                  ------------      ------------      ------------
                                           INVESTMENT INCOME, NET  220,192,450       191,045,403       149,079,414
                                                                  ------------      ------------      ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
 Net realized gain (loss) on:
  Real estate properties ........................................      --             (4,109,121)        8,382,660
  Marketable securities .........................................    6,926,085         2,839,417          (106,726)
                                                                  ------------      ------------      ------------
                          Net realized gain (loss) on investments    6,926,085        (1,269,704)        8,275,934
                                                                  ------------      ------------      ------------
 Net change in unrealized appreciation (depreciation) on:
  Real estate properties ........................................  (94,447,265)      (26,611,066)       22,257,781
  Other real estate related investments .........................   (5,781,360)        2,002,837         1,361,293
  Marketable securities .........................................  (13,121,940)        2,392,319        22,252,441
                                                                  ------------      ------------      ------------
             Net change in unrealized appreciation (depreciation)
                                                   on investments (113,350,565)      (22,215,910)       45,871,515
                                                                  ------------      ------------      ------------
                          NET REALIZED AND UNREALIZED GAIN (LOSS)
                                                   ON INVESTMENTS (106,424,480)      (23,485,614)       54,147,449
                                                                  ------------      ------------      ------------
                        NET INCREASE IN NET ASSETS RESULTING FROM
                            CONTINUING OPERATIONS BEFORE MINORITY
                             INTEREST AND DISCONTINUED OPERATIONS  113,767,970       167,559,789       203,226,863

 Minority interest in net increase in net assets
  resulting from operations                                         (1,484,585)         (811,789)           --
                                                                  ------------      ------------      ------------
                       NET INCREASE IN NET ASSETS RESULTING FROM
                        OPERATIONS BEFORE DISCONTINUED OPERATIONS  112,283,385       166,748,000       203,226,863
                                                                  ------------      ------------      ------------
 Discontinued operations -- Note 3:
  Investment income from discontinued operations ................      501,457         2,470,985         2,215,831
  Realized gain from discontinued operations ....................    3,457,196            --                --
                                                                  ------------      ------------      ------------
Net increase in net assets resulting from discontinued operations    3,958,653         2,470,985         2,215,831
                                                                  ------------      ------------      ------------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS $116,242,038      $169,218,985      $205,442,694
                                                                  ============      ============      ============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                              YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2002              2001              2000
                                                                  --------------    --------------    --------------
FROM OPERATIONS
 Investment income, net ......................................... $  220,192,450    $  191,045,403    $  149,079,414
 Net realized gain (loss) on investments ........................      6,926,085        (1,269,704)        8,275,934
 Net change in unrealized appreciation (depreciation)
  on investments ................................................   (113,350,565)      (22,215,910)       45,871,515
 Minority interest in net increase in net assets
  resulting from operations .....................................     (1,484,585)         (811,789)           --
 Discontinued operations ........................................      3,958,653         2,470,985         2,215,831
                                                                  --------------    --------------    --------------
                                       NET INCREASE IN NET ASSETS
                                        RESULTING FROM OPERATIONS    116,242,038       169,218,985       205,442,694
                                                                  --------------    --------------    --------------

FROM PARTICIPANT TRANSACTIONS
 Premiums .......................................................    395,464,695       254,149,962       161,668,073
 Net transfers from (to) TIAA ...................................   (158,282,438)       (6,241,427)       36,271,547
 Net transfers from CREF Accounts ...............................    222,981,242       492,856,010       343,338,864
 Annuity and other periodic payments ............................    (18,024,403)      (13,710,081)       (9,924,802)
 Withdrawals and death benefits .................................    (96,059,751)      (69,728,343)      (45,156,733)
                                                                  --------------    --------------    --------------
                             NET INCREASE IN NET ASSETS RESULTING
                                    FROM PARTICIPANT TRANSACTIONS    346,079,345       657,326,121       486,196,949
                                                                  --------------    --------------    --------------

                                       NET INCREASE IN NET ASSETS    462,321,383       826,545,106       691,639,643

NET ASSETS
 Beginning of year ..............................................  3,213,667,177     2,387,122,071     1,695,482,428
                                                                  --------------    --------------    --------------
 End of year .................................................... $3,675,988,560    $3,213,667,177    $2,387,122,071
                                                                  ==============    ==============    ==============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                      2002               2001              2000
                                                                  -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ........... $ 116,242,038     $ 169,218,985     $ 205,442,694
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
  Increase in investments .......................................  (573,204,724)     (836,986,805)     (702,336,424)
  Increase in other assets ......................................   (26,721,697)      (10,737,652)       (1,207,996)
  Increase in accrued real estate property level expenses
   and taxes ....................................................     1,713,246        15,199,279         5,970,708
  Increase in security deposits held ............................     2,950,569         1,949,704         1,268,013
  Increase (decrease) in other liabilities ......................     1,869,590        (1,117,817)        1,736,106
  Increase in minority interest .................................   131,293,040         4,707,776         3,028,217
                                                                  -------------     -------------     -------------
                                                 NET CASH USED IN
                                             OPERATING ACTIVITIES  (345,857,938)     (657,766,530)     (486,098,682)
                                                                  -------------     -------------     -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums .......................................................   395,464,695       254,149,962       161,668,073
 Net transfers from (to) TIAA ...................................  (158,282,438)       (6,241,427)       36,271,547
 Net transfers from CREF Accounts ...............................   222,981,242       492,856,010       343,338,864
 Annuity and other periodic payments ............................   (18,024,403)      (13,710,081)       (9,924,802)
 Withdrawals and death benefits .................................   (96,059,751)      (69,728,343)      (45,156,733)
                                                                  -------------     -------------     -------------
                                             NET CASH PROVIDED BY
                                         PARTICIPANT TRANSACTIONS   346,079,345       657,326,121       486,196,949
                                                                  -------------     -------------     -------------

                                  NET INCREASE (DECREASE) IN CASH       221,407          (440,409)           98,267

CASH
 Beginning of year ..............................................       275,457           715,866           617,599
                                                                  -------------     -------------     -------------
 End of year .................................................... $     496,864     $     275,457     $     715,866
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

VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews all appraisals and approves any valuation adjustments which exceed certain prescribed limits before such adjustments are reconciled by the Account. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

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

VALUATION OF MARKETABLE SECURITIES: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Short-term money market instruments are stated at market value. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. It also supersedes the accounting and reporting of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Account adopted SFAS No. 144 as of January 1, 2002.

RECLASSIFICATIONS: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the year ended December 31, 2002 been acquired at the beginning of the year (January 1,
2002), rental income and real estate property level expenses and taxes for the year ended December 31, 2002 would have increased by approximately $92,211,000 and $40,363,000, respectively and income from real estate joint ventures would have increased by $5,469,000. In addition, interest income for the year ended December 31, 2002 would have decreased by approximately $23,477,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 2002 would have been an increase of approximately $33,840,000, if the real estate properties acquired during the year ended December 31, 2002 had been acquired at the beginning of the year.

During the year ended December 31, 2002 the Account sold two real estate properties. The income for these properties during 2002 (prior to the sale) consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076 resulting in net investment income of $501,457. At the time of sale, the properties had a cost basis of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a realized gain of $3,457,196.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                 Years Ending
                 December 31,
                 ------------
                 2003                            $  318,638,000
                 2004                               287,959,000
                 2005                               248,748,000
                 2006                               200,419,000
                 2007                               167,190,000
                 Thereafter                         584,414,000
                                                 --------------

                 Total                           $1,807,368,000
                                                 ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENT IN JOINT VENTURES

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at December 31, 2002 is $192,588,252. The Accounts' equity in the joint ventures at December 31, 2002 is $235,169,675. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

                                                   DECEMBER 31, 2002      DECEMBER 31, 2001
                                                   -----------------      -----------------
ASSETS
 Real estates properties .........................   $851,578,413            $56,686,326
 Other assets ....................................     32,997,030              1,435,578
                                                     ------------            -----------
      Total assets ...............................   $884,575,443            $58,121,904
                                                     ============            ===========

LIABILITIES AND EQUITY
 Mortgages payable, including accrued interest ...   $385,456,582            $   --
 Other liabilities ...............................     15,040,756                708,502
                                                     ------------            -----------
      Total liabilities ..........................    400,497,338                708,502
EQUITY ...........................................    484,078,105             57,413,402
                                                     ------------            -----------
      Total liabilities and equity ...............   $884,575,443            $58,121,904
                                                     ============            ===========

                                                      YEAR ENDED             YEAR ENDED
                                                   DECEMBER 31, 2002      DECEMBER 31, 2001
                                                   -----------------      -----------------
OPERATING REVENUES AND EXPENSES
 Revenues ........................................   $ 93,708,332            $ 6,461,814
 Expenses ........................................     54,386,720              2,240,630
                                                     ------------            -----------
    Excess of revenues over expenses .............   $ 39,321,612            $ 4,221,184
                                                     ============            ===========

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                         YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           2002        2001        2000         1999        1998
                                                        --------    --------     --------    --------     --------
Per Accumulation Unit data:
 Rental income ........................................ $ 14.537    $ 14.862     $ 14.530    $ 12.168     $ 10.425
 Real estate property level expenses and taxes ........    4.988       4.754        4.674       3.975        3.403
                                                        --------    --------     --------    --------     --------
                                Real estate income, net    9.549      10.108        9.856       8.193        7.022
 Income from real estate joint ventures ...............    0.665       0.130        0.056       --           --
 Dividends and interest ...............................    1.244       1.950        2.329       2.292        3.082
                                                        --------    --------     --------    --------     --------
                                           Total income   11.458      12.188       12.241      10.485       10.104
 Expense charges (1) ..................................    1.097       0.995        0.998       0.853        0.808
                                                        --------    --------     --------    --------     --------
                                 Investment income, net   10.361      11.193       11.243       9.632        9.296
 Net realized and unrealized
  gain (loss) on investments ..........................   (4.621)     (1.239)       3.995       1.164        0.579
                                                        --------    --------     --------    --------     --------
 Net increase in Accumulation Unit Value ..............    5.740       9.954       15.238      10.796        9.875
 Accumulation Unit Value:
  Beginning of year ...................................  168.160     158.206      142.968     132.172      122.297
                                                        --------    --------     --------    --------     --------
  End of year ......................................... $173.900    $168.160     $158.206    $142.968     $132.172
                                                        ========    ========     ========    ========     ========
 Total return .........................................    3.41%       6.29%       10.66%       8.17%        8.07%
 Ratios to Average Net Assets:
  Expenses (1) ........................................    0.67%       0.61%        0.67%       0.63%        0.64%
 Investment income, net ...............................    6.34%       6.81%        7.50%       7.13%        7.34%
 Portfolio turnover rate:
  Real estate properties ..............................    0.93%       4.61%        3.87%       4.46%           0%
  Securities ..........................................   52.08%      40.62%       32.86%      27.68%       24.54%
 Thousands of Accumulation
  Units outstanding at end of year ....................   20,347      18,456       14,605      11,487        8,834

(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 2002 would be $6.085 ($5.749, $5.672, $4.828 and $4.211 for the years ended December 31,
     2001, 2000, 1999 and 1998, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2002 would be 3.72% (3.50%, 3.79%, 3.58% and 3.32% for the years ended December 31, 2001, 2000,
     1999 and 1998, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2002            2001             2000
                                                             ----------      ----------       ----------
Accumulation Units:
 Credited for premiums .....................................  2,310,355       1,542,511        1,074,708
 Credited (cancelled) for transfers, net disbursements
  and amounts applied to the Annuity Fund ..................   (420,104)      2,309,261        2,042,605
 Outstanding:
  Beginning of year ........................................ 18,456,445      14,604,673       11,487,360
                                                             ----------      ----------       ----------
  End of year .............................................. 20,346,696      18,456,445       14,604,673
                                                             ==========      ==========       ==========


--------------------------------------------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS


To the Participants of the TIAA Real Estate Account and the
Board of Trustees of Teachers Insurance and Annuity Association of America:


We have audited the accompanying consolidated statements of assets and liabilities, including the statement of investments as of December 31, 2002, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Account at December 31, 2002 and 2001, and the consolidated results of its operations and the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, TIAA Real Estate Account adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

New York, New York
February 7, 2003
                                                  /s/ Ernst & Young LLP


--------------------------------------------------------------------------------

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                DECEMBER 31, 2002


REAL ESTATE PROPERTIES--86.37%

LOCATION / DESCRIPTION                                                VALUE
----------------------                                              ---------
ARIZONA:
       Biltmore Commerce Center - Office building ................ $ 28,394,213
CALIFORNIA:
       9 Hutton Centre - Office building .........................   19,425,493
       88 Kearny Street - Office building ........................   65,083,257
       Cabot Industrial Portfolio - Industrial building ..........   41,586,565
       Eastgate Distribution Center - Industrial building ........   15,200,000
       Kenwood Mews Apartments - Apartments ......................   22,700,000
       Larkspur Courts - Apartments ..............................   55,014,500
       The Legacy at Westwood Apartments - Apartments ............   85,075,210
       Northpoint Commerce Center - Industrial building ..........   37,972,054
       Ontario Industrial Portfolio - Industrial building ........  108,000,000
       Regents Court Apartments - Apartments .....................   49,567,031
       Westcreek Apartments - Apartments .........................   18,686,112
       Westwood Marketplace - Shopping Center ....................   74,026,411
COLORADO:
       The Lodge at Willow Creek - Apartments ....................   31,000,000
       Monte Vista - Apartments ..................................   20,499,262
CONNECTICUT:
       Ten & Twenty Westport Road - Office building ..............  140,000,000
FLORIDA:
       701 Brickell - Office building ............................  172,088,618
       Doral Pointe Apartments - Apartments ......................   43,507,416
       Golfview Apartments - Apartments ..........................   26,240,000
       The Fairways of Carolina - Apartments .....................   16,100,000
       The Greens at Metrowest Apartments - Apartments ...........   13,900,000
       Maitland Promenade One - Office building ..................   37,600,000
       Plantation Grove - Shopping center ........................    8,200,000
       The Pointe on Tampa Bay - Office building .................   41,239,643
       Quiet Waters at Coquina Lakes - Apartments ................   17,600,000
       Royal St. George - Apartments .............................   17,100,000
       Sawgrass Office Portfolio - Office building ...............   45,000,000
       South Florida Apartment Portfolio - Apartments ............   46,800,000
       Westinghouse Facility - Industrial building ...............    5,300,000
GEORGIA:
       Alexan Buckhead - Apartments ..............................   45,739,570
       Atlanta Industrial Portfolio - Industrial building ........   38,400,000
ILLINOIS:
       Chicago Industrial Portfolio - Industrial building ........   40,100,000
       Columbia Center III - Office building .....................   33,800,000
       Oak Brook Regency Towers - Office building ................   66,602,200
       Parkview Plaza - Office building ..........................   50,315,694
       Rolling Meadows - Shopping center .........................   12,850,000
KENTUCKY:
       IDI Kentucky Portfolio - Industrial building ..............   50,200,000

LOCATION / DESCRIPTION                                               VALUE
----------------------                                             ---------
MARYLAND:
       Corporate Boulevard - Office building ................... $ 68,020,401
       FEDEX Distribution Facility - Industrial building .......    7,500,000
       Longview Executive Park - Office building ...............   24,990,805
MASSACHUSETTS:
       Batterymarch Park II - Office building ..................   15,000,000
       Longwood Towers - Apartments ............................   80,202,248
       Mellon Financial Center at One Boston Place - Office
         building ..............................................  261,896,938
       Needham Corporate Center - Office building ..............   26,500,000
MICHIGAN:
       Indian Creek Apartments - Apartments ....................   17,700,000
MINNESOTA:
       Interstate Crossing - Industrial building ...............    6,304,905
       River Road Distribution Center - Industrial building ....    4,150,000
NEVADA:
       UPS Distribution Facility - Industrial building .........   11,500,000
NEW JERSEY:
       10 Waterview Boulevard - Office building ................   27,000,000
       371 Hoes Lane - Office building .........................   10,817,795
       Konica Photo Imaging Headquarters - Industrial building .   17,900,000
       Morris Corporate Center III - Office building ...........   92,400,000
       South River Road Industrial - Industrial building .......   32,800,000
NEW YORK:
       780 Third Avenue - Office building ......................  178,500,000
       The Colorado - Apartments ...............................   55,702,614
NORTH CAROLINA:
       The Lynnwood Collection - Shopping center ...............    7,983,285
       The Millbrook Collection - Shopping center ..............    7,000,000
OHIO:
       Bent Tree Apartments - Apartments .......................   13,400,000
       BISYS Fund Services Building - Office building ..........   34,700,000
       Columbus Portfolio - Office building ....................   23,600,000
       Northmark Business Center - Office building .............    8,000,000
OREGON:
       Five Centerpointe - Office building .....................   16,002,154
PENNSYLVANIA:
       Lincoln Woods Apartments - Apartments ...................   24,676,180
TEXAS:
       Butterfield Industrial Park - Industrial building .......    4,500,000(1)
       Dallas Industrial Portfolio - Industrial building .......  136,034,954
       The Legends at Chase Oaks - Apartments ..................   26,000,000
UTAH:
       Landmark at Salt Lake City (Building #4) - Industrial
         building ..............................................   12,700,000
VIRGINIA:
       Ashford Meadows Apartments - Apartments .................   62,000,000
       Fairgate at Ballston - Office building ..................   30,700,000
       Monument Place - Office building ........................   33,500,000
WASHINGTON DC:
       1015 15th Street - Office building ......................   51,600,000
       1801 K Street, N.W. - Office building ...................  162,636,836
       The Farragut Building - Office building .................   46,500,000
                                                                -------------

        TOTAL REAL ESTATE PROPERTIES (Cost $3,321,279,641) .... 3,281,332,364
                                                                -------------
  (1) Leasehold interest only.

                                                                      VALUE
                                                                    ---------
OTHER REAL ESTATE RELATED INVESTMENTS--6.50%

REAL ESTATE JOINT VENTURE--6.19%
       Florida Mall Association, Ltd.
         The Florida Mall (49.975% Account Interest) * ........... $ 84,997,624
       Teachers REA IV, LLC, which owns
         Tyson's Executive Plaza II (50% Account Interest) .......   25,632,730
       West Dade County Associates
         Miami International Mall (49.950% Account Interest) * ... 57,322,356 West Town Mall Joint Venture
         West Town Mall (49.932% Account Interest) * .............   67,216,965
                                                                  -------------

       TOTAL REAL ESTATE JOINT VENTURE (Cost $237,492,256) .......  235,169,675
                                                                  -------------

LIMITED PARTNERSHIPS-- 0.31%
       MONY/Transwestern Mezzanine Realty Partners L.P. (19.76%
         Account Interest) .......................................    6,457,921
       Essex Apartment Value Fund, L.P. (10% Account Interest) ...    5,278,409
                                                                  -------------

       TOTAL LIMITED PARTNERSHIP (Cost $11,689,978) ..............   11,736,330
                                                                  -------------
TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $249,182,234) ..  246,906,005
                                                                  -------------

   MARKETABLE SECURITIES--7.13%

   REAL ESTATE RELATED--4.03%

   REAL ESTATE INVESTMENT TRUSTS--2.87%

   SHARES           ISSUER
   -----------      ----------
      75,600        Alexandria Real Estate Equities, Inc. ........    3,220,560
     210,000        Apartment Investment & Management Co .........    7,870,800
     335,325        Archstone-Smith Trust ........................    7,893,551
     125,700        Avalonbay Communities, Inc. ..................    4,919,898
     306,800        Boston Properties, Inc .......................   11,308,648
     154,500        Chateau Communities, Inc .....................    3,553,500
     500,000        Equity Office Properties Trust. ..............   12,490,000
     463,800        Equity Residential Properties Trust Co. ......   11,400,204
     125,000        Heritage Property Investment . ...............    3,121,250
     114,700        Hilton Hotels Corp ...........................    1,457,837
     222,800        Host Marriott Corp (New). ....................    1,971,780
     230,750        Kimco Realty Corp. ...........................    7,070,180
      47,100        Manufactured Home Communities, Inc. ..........    1,395,573
      56,000        Mills Corp. ..................................    1,643,040
     290,000        Mission West Properties, Inc. ................    2,871,000
     180,000        Post Properties, Inc. ........................    4,302,000
     180,000        Prologis Trust ...............................    4,527,000
     184,700        Public Storage, Inc. .........................    5,967,657
     230,000        Reckson Associates Realty Corp ...............    4,841,500
     160,900        Simon Property Group, Inc. ...................    5,481,863
      43,700        Sun Communities, Inc .........................    1,598,109
                                                                  -------------

       TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $117,775,472) ...  108,905,950
                                                                  -------------

* The market value reflects the Account's interest in the joint venture after debt.

COMMERICAL MORTGAGE BACKED SECURITIES--1.16%

   PRINCIPAL     ISSUER, CURRENT RATE AND MATURITY DATE               VALUE
   ---------     --------------------------------------             ---------
$  10,000,000    GSMS 2001-Rock A2FL
                  1.799% 05/03/11 ...............................$    9,473,810
   10,000,000    MSDW Capital
                  1.830% 02/03/11 ...............................     9,669,950
    8,000,000    MSDWC 2001 - FRMA C
                  2.001% 07/12/16 ...............................     7,780,528
    2,378,141    MSDWC 2001 - XLF A1
                  1.940% 10/07/13 ...............................     2,378,386
   10,000,000    Opryland Hotel Trust
                  1.840% 04/01/04 ...............................     9,983,850
    5,000,000    Trize 2001 - TZHA A3FL
                  1.790% 03/15/13 ...............................     4,944,895
                                                                 --------------

       TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
         (Cost $45,370,584) .....................................    44,231,419
                                                                 --------------

       TOTAL REAL ESTATE RELATED (Cost $163,146,056) ............   153,137,369
                                                                 -------------

OTHER--3.10%

COMMERCIAL PAPER--2.94%

   PRINCIPAL     ISSUER, COUPON AND MATURITY DATE
   ---------     --------------------------------
$  25,000,000    General Electric Capital Corp
                  1.260% 01/09/03 ...............................    24,991,500
   10,000,000    Merck, Inc
                  1.200% 01/02/03 ...............................     9,999,267
    1,800,000    Pharmacia Corp
                  1.180% 01/02/03 ...............................     1,799,868
   25,000,000    Royal Bank of Scotland PLC
                  1.320% 01/09/03 ...............................    24,991,500
   25,000,000    Salomon Smith Barney Holdings, Inc
                  1.150% 01/02/03 ...............................    24,998,167
   25,000,000    UBS Finance (Delaware) Inc
                  1.200% 01/02/03 ...............................    24,998,168
                                                                 --------------
       TOTAL COMMERCIAL PAPER (Amortized cost $111,783,643) .....   111,778,470
                                                                 --------------

GOVERNMENT BONDS--0.16%

   PRINCIPAL     ISSUER, COUPON AND MATURITY DATE
   ---------     --------------------------------
$   5,610,798    Treasury Inflation Indexed
                  3.625% 01/15/08 ...............................     6,156,100
                                                                 --------------

       TOTAL GOVERNMENT BONDS (Cost $6,002,822) .................     6,156,100
                                                                 --------------

       TOTAL OTHER (Cost $117,786,465) ..........................   117,934,570
                                                                 --------------

       TOTAL MARKETABLE SECURITIES (Cost $280,932,521) ..........   271,071,939
                                                                 --------------

       TOTAL INVESTMENTS--100.00% (Cost $3,851,394,396) .........$3,799,310,308
                                                                 ==============


                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                        SCHEDULE III - REAL ESTATE OWNED
                                DECEMBER 31, 2002

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
River Road Distribution Center           $-0-      $4,174,182         ($24,182)          $4,150,000         1995         11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest Apartments        -0-      12,522,047         1,377,953          13,900,000         1990         12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park               -0-       4,456,125            43,875           4,500,000         1981         12/22/95
Industrial Building
El Paso, Texas (1)

Plantation Grove Shopping Center          -0-       7,350,129           849,871           8,200,000         1995         12/28/95
Shopping Center
Ocoee, Florida

The Millbrook Collection                  -0-       6,774,711           225,289           7,000,000         1988         03/29/96
Shopping Center
Raleigh, North Carolina

The Lynnwood Collection                   -0-       6,708,120         1,275,165           7,983,285         1988         03/29/96
Shopping Center
Raleigh, North Carolina

Monte Vista                               -0-      17,663,849         2,835,413          20,499,262         1995         06/21/96
Apartments
Littleton, Colorado

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Royal St. George                         $-0-      $16,072,612       $  1,027,388       $ 17,100,000        1995        12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                       -0-        6,454,888           (149,982)         6,304,906        1995        12/31/96
Industrial Building
Eagan, Minnesota

Westcreek Apartments                      -0-       13,488,279          5,197,833         18,686,112        1988        01/02/97
Apartments
Westlake Village, California

Westinghouse Facility                     -0-        6,089,473           (789,473)         5,300,000        1997        02/05/97
Industrial Building
Coral Springs, Florida

Rolling Meadows Shopping Center           -0-       12,930,463            (80,463)        12,850,000        1957        05/28/97
Shopping Center
Rolling Meadows, Illinois

Eastgate Distribution Center              -0-       11,952,402          3,247,598         15,200,000        1996        05/29/97
Industrial Building
San Diego, California

Five Centerpointe                         -0-       15,656,341            345,813         16,002,154        1988        04/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park                   -0-       23,628,567          1,362,237         24,990,804        1988        04/21/97
Office Building
Longview, Maryland

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Northmark Business Center                $-0-      $8,812,644          ($812,644)        $8,000,000        1985         04/21/97
Office Building
Blue Ash, Ohio

Fairgate at Ballston                      -0-      26,977,436          3,722,564         30,700,000        1988         04/21/97
Office Building
Arlington, Virginia

Parkview Plaza                            -0-      49,412,494            903,200         50,315,694        1990         04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments                  -0-      21,464,483           3,211,697        24,676,180        1991         10/20/97
Apartments
Lafayette Hill, Pennsylvania

371 Hoes Lane                             -0-      15,499,306          (4,681,511)       10,817,795        1986         12/15/97
Office Building
Piscataway, New Jersey

Columbia Centre III                       -0-      38,580,069          (4,780,069)       33,800,000        1989         12/23/97
Office Building
Rosemont, Illinois

The Lodge at Willow Creek                 -0-      27,562,882           3,437,118        31,000,000        1997         12/24/97
Apartments
Douglas County, Colorado

The Legends at Chase Oaks                 -0-      29,701,668          (3,701,668)       26,000,000        1997         03/31/98
Apartments
Plano, Texas

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Chicago Industrial Portfolio             $-0-      $41,953,686         ($1,853,686)      $40,100,000        1997         06/30/98
Industrial Building
Joliet, Illinois

Golfview Apartments                       -0-       28,066,591          (1,826,591)       26,240,000        1998         07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                   -0-       17,002,932             697,068        17,700,000        1988         10/08/98
Apartments
Farmington Hills, Michigan

Bent Tree Apartments                      -0-       14,420,590          (1,020,590)       13,400,000        1987         10/22/98
Apartments
Columbus, Ohio

UPS Distribution Facility                 -0-       10,989,393             510,607        11,500,000        1998         11/13/98
Industrial Building
Fernly, Nevada

Ontario Industrial Portfolio              -0-      105,364,400           2,635,600       108,000,000        1997         12/17/98
Industrial Building
Ontario, California

IDI Kentucky Portfolio                    -0-       53,030,599          (2,830,599)       50,200,000        1998         12/17/98
Industrial Building
Hebron, Kentucky

FEDEX Distribution Facility               -0-        7,828,025            (328,025)        7,500,000        1998         12/18/98
Industrial Building
Crofton, Maryland

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Biltmore Commerce Center                 $-0-      $37,323,058         ($8,928,845)      $28,394,213        1985         02/23/99
Office Building
Phoenix, Arizona

The Colorado                              -0-       52,687,840           3,014,774        55,702,614        1987         04/14/99
Apartments
New York, New York

Sawgrass Office Portfolio                 -0-       52,933,368          (7,933,368)       45,000,000        1998         05/11/99
Office Building
Sunrise, Florida

780 Third Avenue                          -0-      161,511,019          16,988,981       178,500,000        1984         07/08/99
Office Building
New York, New York

Monument Place                            -0-       34,597,698          (1,097,698)       33,500,000        1990         07/15/99
Office Building
Fairfax, Virginia

88 Kearney Street                         -0-       65,795,171            (711,914)       65,083,257        1986         07/22/99
Office Building
San Francisco, California

10 Waterview Boulevard                    -0-       31,063,636          (4,063,636)       27,000,000        1984         07/27/99
Office Building
Parsippany, New Jersey

Larkspur Courts                           -0-       53,038,988           1,975,512        55,014,500        1991         08/17/99
Apartments
Larkspur, California

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Columbus Portfolio                       $-0-      30,227,305         ($6,627,305)      $ 23,600,000        1997         11/30/99
Office Building
Columbus, Ohio

Konica Photo Imaging Headquarters         -0-      17,049,875             850,125         17,900,000        1999         12/21/99
Industrial Building
Mahwah, New Jersey

Atlanta Industrial Portfolio              -0-      39,816,868          (1,416,868)        38,400,000        1999         04/04/00
Industrial Building
Atlanta, Georgia

1801 K Street, N.W.                       -0-      40,719,040          21,917,796        162,636,836        1971         05/15/00
Office Building
Washington, DC

Northpoint Commerce Center                -0-      38,818,013            (845,959)        37,972,054        1994         06/15/00
Industrial Building
Fullerton, California

Morris Corporate Center III               -0-      03,119,739         (10,719,739)        92,400,000        1990         07/12/00
Office Building
Parsippany, New Jersey

Ashford Meadows Apartments                -0-      64,171,626          (2,171,626)        62,000,000        1998         09/28/00
Apartments
Herndon, Virginia

Landmark at Salt Lake City (Building #4)  -0-      14,411,088          (1,711,088)        12,700,000        2000         11/03/00
Industrial Building
Salt Lake City, Utah

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
Cabot Industrial Portfolio               $-0-     $ 38,659,380       $  2,927,185       $ 41,586,565        2000         11/17/00
Industrial Building
Rancho Cucamonga, California

Maitland Promenade One                    -0-       36,520,162          1,079,838         37,600,000        1999         12/14/00
Office Building
Maitland, Florida

Dallas Industrial Portfolio               -0-      138,389,123         (2,354,169)       136,034,954        1997         12/19/00
Industrial Building
Coppell, Texas

BISYS Fund Services Building              -0-       32,332,485          2,367,515         34,700,000        2001         11/30/99
Office Building
Columbus, Ohio

Batterymarch Park II                      -0-       17,824,765         (2,824,765)        15,000,000        1986         05/31/01
Office Building
Quincy, Massachusetts

South River Road Industrial               -0-       33,700,429           (900,429)        32,800,000        1999         06/25/01
Industrial Building
Cranbury, New Jersey

Needham Corporate Center                  -0-       28,150,986         (1,650,986)        26,500,000        1987         07/30/01
Office Building
Needham, Massachusetts

South Florida Apt Portfolio               -0-       44,114,457          2,685,543         46,800,000        1986         08/24/01
Apartments
Boca Raton, Florida

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
The Fairways of Carolina                 $-0-     $ 17,286,931       ($1,186,931)       $ 16,100,000        1993         08/24/01
Apartments
Margate, Florida

Quiet Waters at Coquina Lakes             -0-       19,094,415        (1,494,415)         17,600,000        1995         08/24/01
Apartments
Deerfield Beach, Florida

9 Hutton Centre                           -0-       20,448,764        (1,023,272)         19,425,493        1981         10/30/01
Office Building
Santa Ana, California

Doral Pointe Apartments                   -0-       45,341,796        (1,834,379)         43,507,416        1990         11/06/01
Apartments
Miami, Florida

1015 15th Street                          -0-       48,749,491         2,850,509          51,600,000        1978         11/09/01
Office Building
Washington D.C.

Kenwood Mews Apartments                   -0-       22,686,216            13,784          22,700,000        1991         11/30/01
Apartments
Burbank, California

Ten & Twenty Westport Road                -0-      140,178,508          (178,508)        140,000,000        2001         12/28/01
Office Building
Wilton, Connecticut

The Farragut Building                     -0-       46,170,678            329,323         46,500,000        1962         05/16/02
Office Building
Washington, DC

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                                                     ACQUISITION
                                                  INITIAL COST       (INCLUDING           VALUE AT          YEAR
                                        ENCUM-     TO ACQUIRE     UNREALIZED GAINS      DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                   BRANCES     PROPERTY         AND LOSSES)            2002          COMPLETED      ACQUIRED
----------------------------------     ---------  ------------    -----------------     ------------    ------------   ------------
The Legacy at Westwood Apartments        $-0-     $ 85,075,210          $0              $ 85,075,210        2001         09/09/02
Apartments
Los Angeles, California

Westwood Marketplace                      -0-       74,026,411           0                74,026,411        1950         09/26/02
Shopping Center
Los Angeles, California

The Point on Tampa Bay                    -0-       41,239,643           0                41,239,643        1982         10/09/02
Office Building
Tampa, Florida

Corporate Boulevard                       -0-       68,020,401           0                68,020,401        1989         10/31/02
Office Building
Rockville, Maryland

Regents Court Apartments                  -0-       49,567,031           0                49,567,031        2001         11/15/02
Apartments
San Diego, California

Oak Brook Regency Towers                  -0-       66,602,200           0                66,602,200        1977         11/26/02
Office Building
Oakbrook, Illinois

701 Brickell                              -0-      172,088,618           0               172,088,618        1986         11/27/02
Office Building
Miami, Florida

Mellon Financial Center at                -0-      261,896,938           0               261,896,938        1970         12/03/02
  One Boston Place
Office Building
Boston, Massachusetts

                                                                 COSTS CAPITALIZED
                                                                   SUBSEQUENT TO
                                                                    ACQUISITION
                                                 INITIAL COST       (INCLUDING            VALUE AT          YEAR
                                     ENCUM-       TO ACQUIRE     UNREALIZED GAINS       DECEMBER 31,    CONSTRUCTION       DATE
          DESCRIPTION                BRANCES       PROPERTY         AND LOSSES)             2002          COMPLETED      ACQUIRED
--------------------------------    ---------    ------------    -----------------      ------------    ------------   ------------
Longwood Towers                       $-0-      $   80,202,248             $0             $80,202,248       1926         12/12/02
Apartments
Brookline, Massachusetts

Alexan Buckhead                        -0-          45,739,570              0              45,739,570       2002         12/30/02
Apartments
Atlanta, Georgia
                                     -----      --------------        -----------      --------------
                                     $ -0-      $3,273,980,574        $ 7,351,791      $3,281,332,364
                                     =====      ==============        ===========      ==============

(1) Leasehold interest only



Reconciliation of investment property owned:
Balance at beginning of period                             $2,330,914,466
Acquisitions (including properties
  under construction)                                       1,051,818,027
Dispositions                                                  (25,923,370)
  (Initial Cost 20,003,383, costs capitalized 5,919,987)
Capital improvements and carrying costs
  (including unrealized gains and losses)                     (75,476,759)
                                                           --------------

Balance at end of period                                   $3,281,332,364
                                                           ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                 EXECUTIVE COMPENSATION

         The Real Estate Account has no officers or directors and no TIAA trustee or executive officers receives compensation from the Account. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

TRUSTEES
--------

ELIZABETH E. BAILEY, 64
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation and Philip Morris Companies, Inc.

WILLARD T. CARLETON, 68.
Donald R. Diamond Professor of Finance Emeritus, College of Business and Public Administration, University of Arizona.

ROBERT C. CLARK, 59.
Dean and Royall Professor of Law, Harvard Law School, Harvard University.

ESTELLE A. FISHBEIN, 68.
Vice President and General Counsel, Johns Hopkins University.

RUTH SIMMS HAMILTON, 65.
Professor, Department of Sociology, and Director, African Diaspora Research Project, Michigan State University.

MARJORIE FINE KNOWLES, 63
Professor of Law, Georgia State University College of Law.

ROBERT M. O'NEIL, 68.
Professor of Law, University of Virginia and Director, Thomas Jefferson Center for the Protection of Free Expression.

LEONARD S. SIMON, 66.
Vice Chairman, Charter One Financial, Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, Rochester Community Savings Bank.

RONALD L. THOMPSON, 53.
Chairman and Chief Executive Officer, Midwest Stamping Co.

PAUL R. TREGURTHA, 67.
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Vice Chairman, Interlake Steamship Company and Lakes Shipping Company; formerly, Chairman, Meridian Aggregates, L.P.

WILLIAM H. WALTRIP, 65.
Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb, Inc.

ROSALIE J. WOLF, 61.
Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC. Formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation.

OFFICER-TRUSTEES
----------------

HERBERT M. ALLISON, JR., 59.
Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President and Chief Executive Officer of Alliance for LifeLong Learning, Inc., 1999 -2002. President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999.

MARTIN L. LEIBOWITZ, 66.
Vice Chairman and Chief Investment Officer, TIAA and CREF.

OTHER OFFICERS
--------------

RICHARD J. ADAMSKI, 61.
Vice President and Treasurer, TIAA and CREF.

RICHARD L. GIBBS, 56.
Executive Vice President, Finance and Planning, TIAA and CREF.

E. LAVERNE JONES, 54.
Vice President and Corporate Secretary, TIAA and CREF.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         TIAA's general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment management and other services.

         LIQUIDITY GUARANTEE. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2002, the Account paid TIAA $987,655 for this liquidity guarantee through a daily deduction from the net assets of the Account.

         INVESTMENT MANAGEMENT AND ADMINISTRATIVE SERVICES/CERTAIN RISKS BORNE BY TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts, and to cover mortality and expense risks borne by TIAA. These services are performed at cost by TIAA and Services.

         For the year ended December 31, 2002, the Account paid TIAA $9,495,736 for investment management services and $2,430,240 for mortality and expense risks. For the same period, the Account paid Services $10,390,705 for its administrative and distribution services.

ITEM 14. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed within 90 days from the date hereof under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this annual reporting period.

         (b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

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

         (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 9, 2003 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

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

                                           TIAA REAL ESTATE ACCOUNT

                                           By: TEACHERS INSURANCE AND ANNUITY
                                           ASSOCIATION OF AMERICA

                                           By:  /s/ Lisa Snow
                                                --------------------------------
                                                Lisa Snow
                                                Vice President and
                                                Chief Counsel, Corporate Law

                                                March 24, 2003
                                                --------------------------------
                                                Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature                           Title                                                    Date
---------                           -----                                                    ----
/s/ Herbert M. Allison, Jr.         Chairman of the Board, President, and Chief             3/24/03
----------------------------        Executive Officer (Principal Executive and
Herbert M. Allison, Jr.             Financial Officer)

/s/ Martin L. Leibowitz             Vice Chairman and Chief Investment Officer              3/24/03
----------------------------        (Principal Investment Officer)
Martin L. Leibowitz

/s/ Richard L. Gibbs                Executive Vice President (Principal Accounting          3/24/03
----------------------------        Officer)
Richard L. Gibbs

Signature of Trustee             Date        Signature of Trustee          Date
--------------------             ----        --------------------          ----

/s/ Elizabeth E. Bailey        3/24/03       /s/ Robert M. O'Neil        3/24/03
----------------------------                 ------------------------
Elizabeth E. Bailey                          Robert M. O'Neil


/s/ Willard T. Carleton        3/24/03       /s/ Leonard S. Simon        3/24/03
----------------------------                 ------------------------
Willard T. Carleton                          Leonard S. Simon


/s/ Robert C. Clark            3/24/03       /s/ Ronald L. Thompson      3/24/03
----------------------------                 ------------------------
Robert C. Clark                              Ronald L. Thompson


                                             /s/ Paul R. Tregurtha       3/24/03
----------------------------                 ------------------------
Estelle A. Fishbein                          Paul R. Tregurtha


/s/ Ruth Simms Hamilton        3/24/03       /s/ William H. Waltrip      3/24/03
----------------------------                 ------------------------
Ruth Simms Hamilton                          William H. Waltrip


/s/ Marjorie Fine Knowles      3/24/03       /s/ Rosalie J. Wolf         3/24/03
----------------------------                 ------------------------
Marjorie Fine Knowles                        Rosalie J. Wolf

                                 CERTIFICATIONS

         I, Herbert M. Allison, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of the TIAA Real Estate Account;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 24, 2003
                                     /s/ Herbert M. Allison, Jr.
                                     -------------------------------------------
                                     Herbert M. Allison, Jr.
                                     Chairman of the Board, President and Chief
                                     Executive Officer, Teachers Insurance and
                                     Annuity Association of America

         I, Richard L. Gibbs, certify that:

         1. I have reviewed this annual report on Form 10-K of the TIAA Real Estate Account;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 24, 2003
                                     /s/ Richard L. Gibbs
                                     -------------------------------------------
                                     Richard L. Gibbs
                                     Executive Vice President
                                     (Chief Financial Officer),
                                     Teachers Insurance and Annuity Association
                                     of America

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

         The annual report on Form 10-K of the TIAA Real Estate Account (the "Account") for the year ended December 31, 2002 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Account.

         Dated: March 24, 2003
                                     /s/ Herbert M. Allison, Jr.
                                     -------------------------------------------
                                     Herbert M. Allison, Jr.
                                     Chairman of the Board, President and Chief
                                     Executive Officer, Teachers Insurance and
                                     Annuity Association of America

         Dated: March 24, 2003
                                     /s/ Richard L. Gibbs
                                     -------------------------------------------
                                     Richard L. Gibbs
                                     Executive Vice President
                                     (Chief Financial Officer),
                                     Teachers Insurance and Annuity Association
                                     of America

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

[LOGO]    730 Third Avenue
          New York NY 10017-3206