Form 10-Q
period 2003-03-31
TIAA REAL ESTATE ACCOUNT
filed 2003-05-13
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________________ to _________________

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

         Yes [X]      No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                 MARCH 31, 2003



                                                                           PAGE
                                                                           ----

Consolidated Statements of Assets and Liabilities ........................   3

Consolidated Statements of Operations ....................................   4

Consolidated Statements of Changes in Net Assets .........................   5

Consolidated Statements of Cash Flows ....................................   6

Notes to Consolidated Financial Statements ...............................   7

Consolidated Statement of Investments ....................................  12

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                            --------------   --------------
                                                             (Unaudited)
ASSETS

Investments, at value:
   Real estate properties
     (cost: $3,321,927,529 and $3,321,279,641) ..........   $3,263,954,770   $3,281,332,364
   Other real estate related investments, including
     joint ventures (cost: $253,515,977 and $249,182,234)      261,613,843      246,906,005
   Marketable securities:
     Real estate related
       (cost: $147,669,537 and $163,146,056) ............      136,874,823      153,137,369
     Other
       (cost: $343,264,546 and $117,786,465) ............      343,252,327      117,934,570
Cash ....................................................          698,476          496,864
Other ...................................................       63,728,128       70,725,106
                                                            --------------   --------------
                                             TOTAL ASSETS    4,070,122,367    3,870,532,278
                                                            --------------   --------------

LIABILITIES

Accrued real estate property level expenses and taxes ...       49,160,188       43,795,572
   Security deposits held ...............................       11,734,107       11,718,245
Other ...................................................               --              868
                                                            --------------   --------------
                                        TOTAL LIABILITIES       60,894,295       55,514,685
                                                            --------------   --------------
MINORITY INTEREST IN SUBSIDIARIES .......................      141,497,311      139,029,033
                                                            --------------   --------------

NET ASSETS

Accumulation Fund .......................................    3,722,366,172    3,538,288,326
Annuity Fund ............................................      145,364,589      137,700,234
                                                            --------------   --------------
                                         TOTAL NET ASSETS   $3,867,730,761   $3,675,988,560
                                                            ==============   ==============
NUMBER OF ACCUMULATION UNITS
   OUTSTANDING--Notes 6 and 7 ...........................       21,114,106       20,346,696
                                                            ==============   ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..........          $176.30          $173.90
                                                            ==============   ==============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    FOR THE           FOR THE
                                                                 THREE MONTHS      THREE MONTHS
                                                                     ENDED             ENDED
                                                                MARCH 31, 2003    MARCH 31, 2002
                                                                --------------    --------------
INVESTMENT INCOME

   Real estate income net:
       Rental income .........................................   $ 100,911,111    $  70,880,082
     Real estate property level expenses and taxes:
       Operating expenses ....................................      24,249,953       15,861,832
       Real estate taxes .....................................      13,557,243        8,919,915
                                                                 -------------    -------------
           Total real estate property level expenses and taxes      37,807,196       24,781,747
                                                                 -------------    -------------
                                       Real estate income, net      63,103,915       46,098,335
   Income from real estate joint ventures ....................       5,233,066          444,992
   Interest ..................................................         855,144        3,829,944
   Dividends .................................................       2,152,381        2,449,673
                                                                 -------------    -------------
                                                  TOTAL INCOME      71,344,506       52,822,944
                                                                 -------------    -------------
Expenses--Note 2:
   Investment advisory charges ...............................       2,795,736        1,969,475
   Administrative and distribution charges ...................       3,701,408        2,392,877
   Mortality and expense risk charges ........................         648,144          566,289
   Liquidity guarantee charges ...............................         198,891          232,308
                                                                 -------------    -------------
                                                TOTAL EXPENSES       7,344,179        5,160,949
                                                                 -------------    -------------
                                        INVESTMENT INCOME, NET      64,000,327       47,661,995
                                                                 -------------    -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

   Net realized gain (loss) on:
     Marketable securities ...................................        (396,673)       4,320,393
                                                                 -------------    -------------
                       Net realized gain (loss) on investments        (396,673)       4,320,393
                                                                 -------------    -------------
   Net change in unrealized appreciation (depreciation) on:
     Real estate properties ..................................     (18,025,482)     (34,514,925)
     Other real estate related investments ...................      10,374,095           (5,464)
     Marketable securities ...................................        (946,351)       5,432,283
                                                                 -------------    -------------
                         Net change in unrealized appreciation
                                 (depreciation) on investments      (8,597,738)     (29,088,106)
                                                                 -------------    -------------
               NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS      (8,994,411)     (24,767,713)
                                                                 -------------    -------------
                          NET INCREASE IN NET ASSETS RESULTING
                             FROM CONTINUING OPERATIONS BEFORE
                 MINORITY INTEREST AND DISCONTINUED OPERATIONS      55,005,916       22,894,282
Minority interest in net increase in net assets
   resulting from continuing operations ......................      (2,688,475)        (119,166)
                                                                 -------------    -------------
                     NET INCREASE IN NET ASSETS RESULTING FROM
                     OPERATIONS BEFORE DISCONTINUED OPERATIONS      52,317,441       22,775,116
                                                                 -------------    -------------
Discontinued operations--Note 3:
   Investment income from discontinued operations ............          11,921          194,977
   Realized gain (loss) from discontinued operations .........        (772,473)       2,137,146
                                                                 -------------    -------------
          Net increase (decrease) in net assets resulting from
                                       discontinued operations        (760,552)       2,332,123
                                                                 -------------    -------------
                                    NET INCREASE IN NET ASSETS
                                     RESULTING FROM OPERATIONS   $  51,556,889    $  25,107,239
                                                                 =============    =============



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                      FOR THE            FOR THE
                                                                   THREE MONTHS       THREE MONTHS
                                                                       ENDED              ENDED
                                                                  MARCH 31, 2003     MARCH 31, 2002
                                                                 ---------------    ---------------
FROM OPERATIONS

Investment income, net .......................................   $    64,000,327    $    47,661,995
Net realized gain (loss) on investments ......................          (396,673)         4,320,393
Net change in unrealized appreciation (depreciation)
   on investments ............................................        (8,597,738)       (29,088,106)
Minority interest in net increase in net assets
   resulting from continuing operations ......................        (2,688,475)          (119,166)
Net increase (decrease) in net assets resulting
   from discontinued operations ..............................          (760,552)         2,332,123
                                                                 ---------------    ---------------
                                    NET INCREASE IN NET ASSETS
                                     RESULTING FROM OPERATIONS        51,556,889         25,107,239
                                                                 ---------------    ---------------

FROM PARTICIPANT TRANSACTIONS

   Premiums ..................................................       117,091,071         82,678,200
   Net transfers to TIAA .....................................       (14,252,759)       (24,925,067)
   Net transfers from CREF Accounts and affiliated
      mutual funds ...........................................        65,340,391         84,046,717
   Annuity and other periodic payments .......................        (4,762,757)        (3,888,693)
   Withdrawals and death benefits ............................       (23,230,634)       (23,438,052)
                                                                 ---------------    ---------------
                          NET INCREASE IN NET ASSETS RESULTING
                                 FROM PARTICIPANT TRANSACTIONS       140,185,312        114,473,105
                                                                                    ---------------
                                    NET INCREASE IN NET ASSETS       191,742,201        139,580,344

NET ASSETS

Beginning of period ..........................................     3,675,988,560      3,213,667,177
                                                                 ---------------    ---------------
End of period ................................................   $ 3,867,730,761    $ 3,353,247,521
                                                                 ===============    ===============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         FOR THE           FOR THE
                                                                      THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                     MARCH 31, 2003    MARCH 31, 2002
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations ..............   $  51,556,889    $  25,107,239
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Increase in investments ........................................    (206,385,455)    (134,730,680)
   (Increase) decrease in other assets ............................       6,996,978       (4,059,878)
   Increase (decrease) in accrued real estate property level
     expenses and taxes ...........................................       5,364,616       (4,249,266)
   Increase (decrease) in security deposits held ..................          15,862         (355,293)
   Increase (decrease) in other liabilities .......................            (868)       2,543,459
   Increase in minority interest ..................................       2,468,278          995,857
                                                                      -------------    -------------
                                                   NET CASH USED IN
                                               OPERATING ACTIVITIES    (139,983,700)    (114,748,562)
                                                                      -------------    -------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS

Premiums ..........................................................     117,091,071       82,678,200
Net transfers to TIAA .............................................     (14,252,759)     (24,925,067)
Net transfers from CREF Accounts and affiliated mutual funds ......      65,340,391       84,046,717
Annuity and other periodic payments ...............................      (4,762,757)      (3,888,693)
Withdrawals and death benefits ....................................     (23,230,634)     (23,438,052)
                                                                      -------------    -------------

                                               NET CASH PROVIDED BY
                                           PARTICIPANT TRANSACTIONS     140,185,312      114,473,105
                                                                      -------------    -------------
                                    NET INCREASE (DECREASE) IN CASH         201,612         (275,457)

CASH

Beginning of period ...............................................         496,864          275,457
                                                                      -------------    -------------
End of period .....................................................   $     698,476    $          --
                                                                      =============    =============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds various properties in wholly-owned and majority-owned subsidiaries which are consolidated for financial statement purposes. The Account also holds various other properties in joint ventures in which the Account does not hold a controlling interest. Such joint ventures are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Account and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures (in which the Account does not have a controlling interest and therefore are not consolidated) are stated at the Account's equity in the net assets of the underlying entities, which value their real estate holdings at fair value.

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

RECLASSIFICATIONS: Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

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

NOTE 3--REAL ESTATE PROPERTIES

There were no real estate properties acquired during the three months ended March 31, 2003.

During the three months ended March 31, 2003 the Account sold one real estate property. The income for this property during 2003 (prior to the sale) consisted of rental income of $13,256 less operating expenses of $1,335 resulting in net investment income of $11,921. At the time of sale, the property had a cost of $6,247,473 and the proceeds of sale were $5,475,000 resulting in a realized loss of $772,473.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
                        2003                   $  320,537,000
                        2004                      292,065,000
                        2005                      253,066,000
                        2006                      204,370,000
                        2007                      172,422,000
                        Thereafter                629,063,000
                                               --------------

                        Total                  $1,871,523,000
                                               ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENT IN JOINT VENTURES

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at March 31, 2003 is $192,156,490. The Accounts' equity in the joint ventures at March 31, 2003 is $246,578,972. A condensed summary of the financial position and results of operations of the joint ventures is shown below.


                                               MARCH 31, 2003  DECEMBER 31, 2002
                                               --------------  -----------------
ASSETS

Real estates properties .....................   $851,101,523     $851,578,413
Other assets ................................     26,637,580       32,997,030
                                                ------------     ------------
   Total assets .............................   $877,739,103     $884,575,443
                                                ============     ============

LIABILITIES AND EQUITY

Mortgages payable, including accrued interest   $384,592,535     $385,456,582
Other liabilities ...........................     10,987,549       15,040,756
                                                ------------     ------------
   Total liabilities ........................    395,580,084      400,497,338

EQUITY ......................................    482,159,019      484,078,105
                                                ------------     ------------
   Total liabilities and equity .............   $877,739,103     $884,575,443
                                                ============     ============

                                                THREE MONTHS         YEAR
                                                    ENDED            ENDED
                                               MARCH 31, 2003  DECEMBER 31, 2002
                                               --------------  -----------------
OPERATING REVENUES AND EXPENSES

   Revenues .................................   $ 23,670,990     $ 93,708,332
   Expenses .................................     13,981,599       54,386,720
                                                ------------     ------------
     Excess of revenues over expenses .......   $  9,689,391     $ 39,321,612
                                                ============     ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                       FOR THE
                                    THREE MONTHS
                                        ENDED                    FOR THE YEARS ENDED DECEMBER 31,
                                      MARCH 31,    ----------------------------------------------------------
                                       2003(1)       2002         2001         2000        1999        1998
                                      --------     --------     --------     --------    --------    --------
                                     (Unaudited)
Per Accumulation Unit Data:
   Rental income ..................   $  4.363     $ 14.537     $ 14.862     $ 14.530    $ 12.168    $ 10.425
   Real estate property
     level expenses and taxes .....      1.635        4.988        4.754        4.674       3.975       3.403
                                      --------     --------     --------     --------    --------    --------
            Real estate income, net      2.728        9.549       10.108        9.856       8.193       7.022
   Income from real estate joint
     ventures .....................      0.227        0.665        0.130        0.056          --          --
   Dividends and interest .........      0.130        1.244        1.950        2.329       2.292       3.082
                                      --------     --------     --------     --------    --------    --------
                       Total income      3.085       11.458       12.188       12.241      10.485      10.104
   Expense charges (2) ............      0.318        1.097        0.995        0.998       0.853       0.808
                                      --------     --------     --------     --------    --------    --------
             Investment income, net      2.767       10.361       11.193       11.243       9.632       9.296
   Net realized and unrealized
     gain (loss) on investments ...     (0.369)      (4.621)      (1.239)       3.995       1.164       0.579
                                      --------     --------     --------     --------    --------    --------
   Net increase in
     Accumulation Unit Value ......      2.398        5.740        9.954       15.238      10.796       9.875
   Accumulation Unit Value:
     Beginning of year ............    173.900      168.160      158.206      142.968     132.172     122.297
                                      --------     --------     --------     --------    --------    --------
     End of period ................   $176.298     $173.900     $168.160     $158.206    $142.968    $132.172
                                      ========     ========     ========     ========    ========    ========
Total return ......................      1.38%        3.41%        6.29%       10.66%       8.17%       8.07%
Ratios to Average Net Assets:
   Expenses (2) ...................      0.20%        0.67%        0.61%        0.67%       0.63%       0.64%
   Investment income, net .........      1.70%        6.34%        6.81%        7.50%       7.13%       7.34%
Portfolio turnover rate:
   Real estate properties .........         0%        0.93%        4.61%        3.87%       4.46%          0%
   Securities .....................      2.75%       52.08%       40.62%       32.86%      27.68%      24.54%
Thousands of Accumulation Units
   outstanding at end of period ...     21,114       20,347       18,456       14,605      11,487       8,834

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 2003 would be $1.953 ($6.085, $5.749, $5.672, $4.828 and $4.211 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2003 would be 1.20% (3.72%, 3.50%, 3.79%, 3.58% and 3.32% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                FOR THE          FOR THE
                                                              THREE MONTHS         YEAR
                                                                 ENDED            ENDED
                                                             MARCH 31, 2003  DECEMBER 31, 2002
                                                             --------------  -----------------
                                                              (Unaudited)
Accumulation Units:
   Credited for premiums
   Credited (cancelled) for transfers, net disbursements          669,062        2,310,355
     and amounts applied to the Annuity Fund ...........           98,348         (420,104)
   Outstanding:
     Beginning of period ...............................       20,346,696       18,456,445
                                                              -----------      -----------
     End of period .....................................       21,114,106       20,346,696
                                                              ===========      ===========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 2003, the Account had one outstanding commitment to purchase an industrial building for approximately $18.0 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2003


REAL ESTATE PROPERTIES--81.48%
LOCATION / DESCRIPTION                                               VALUE
----------------------                                               -----
ARIZONA:
      Biltmore Commerce Center--Office building .............    $ 26,000,000
CALIFORNIA:
      9 Hutton Centre--Office building ......................      19,526,312
      88 Kearny Street--Office building .....................      65,003,000
      Cabot Industrial Portfolio--Industrial building .......      43,494,427(1)
      Eastgate Distribution Center--Industrial building .....      15,200,000
      Kenwood Mews--Apartments ..............................      22,700,000
      Larkspur Courts--Apartments ...........................      54,995,947
      The Legacy at Westwood--Apartments ....................      85,000,000
      Northpoint Commerce Center--Industrial building .......      38,100,000
      Ontario Industrial Portfolio--Industrial building .....     109,500,000
      Regents Court--Apartments .............................      49,600,000
      Westcreek--Apartments .................................      18,600,994
      Westwood Marketplace--Shopping center .................      74,000,000
COLORADO:
      The Lodge at Willow Creek--Apartments .................      31,600,000
      Monte Vista--Apartments ...............................      20,500,000
CONNECTICUT:
      Ten & Twenty Westport Road--Office building ...........     140,000,000
FLORIDA:
      701 Brickell--Office building .........................     172,000,000
      Doral Pointe--Apartments ..............................      42,184,325
      Golfview--Apartments ..................................      26,240,000
      The Fairways of Carolina--Apartments ..................      16,100,000
      The Greens at Metrowest--Apartments ...................      13,900,000
      Maitland Promenade One--Office building ...............      36,000,000
      Plantation Grove--Shopping center .....................       8,200,000
      Pointe on Tampa Bay--Office building ..................      40,700,000
      Quiet Waters at Coquina Lakes--Apartments .............      17,600,000
      Royal St. George--Apartments ..........................      17,100,000
      Sawgrass Office Portfolio--Office building ............      44,000,000
      South Florida Apartment Portfolio--Apartments .........      46,800,901
GEORGIA:
      Alexan Buckhead--Apartments ...........................      45,200,000
      Atlanta Industrial Portfolio--Industrial building .....      38,300,000
ILLINOIS:
      Chicago Industrial Portfolio--Industrial building .....      40,121,071
      Columbia Center III--Office building ..................      31,700,000
      Oak Brook Regency Towers--Office building .............      66,800,000
      Parkview Plaza--Office building .......................      49,600,101
      Rolling Meadows--Shopping center ......................      12,850,000
KENTUCKY:
      IDI Kentucky Portfolio--Industrial building ...........      50,200,000
MARYLAND:
      Corporate Boulevard--Office building ..................      68,020,399
      FEDEX Distribution Facility--Industrial building ......       7,500,000
      Longview Executive Park--Office building ..............      24,900,000



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2003


LOCATION / DESCRIPTION                                               VALUE
----------------------                                               -----
MASSACHUSETTS:
      Batterymarch Park II--Office building ................   $   14,300,000
      Longwood Towers--Apartments ..........................       77,000,000
      Mellon Financial Center at One Boston Place--Office
        building ...........................................      261,983,410(1)
      Needham Corporate Center--Office building ............       25,500,000
MICHIGAN:
      Indian Creek--Apartments .............................       17,700,000
MINNESOTA:
      Interstate Crossing--Industrial building .............        6,300,000
      River Road Distribution Center--Industrial building ..        4,150,000
NEVADA:
      UPS Distribution Facility--Industrial building .......       11,500,000
NEW JERSEY:
      10 Waterview Boulevard--Office building ..............       27,000,000
      371 Hoes Lane--Office building .......................        9,700,000
      Konica Photo Imaging Headquarters--Industrial building       18,000,000
      Morris Corporate Center III--Office building .........       92,400,000
      South River Road Industrial--Industrial building .....       32,870,060
NEW YORK:
      780 Third Avenue--Office building ....................      181,000,000
      The Colorado--Apartments .............................       55,386,941
NORTH CAROLINA:
      The Lynnwood Collection--Shopping center .............        7,900,000
      The Millbrook Collection--Shopping center ............        7,000,000
OHIO:
      Bent Tree--Apartments ................................       13,103,027
      BISYS Fund Services Building--Office building ........       35,000,000(1)
      Columbus Portfolio--Office building ..................       23,724,544
      Northmark Business Center--Office building ...........        7,300,000
OREGON:
      Five Centerpointe--Office building ...................       13,000,987
PENNSYLVANIA:
      Lincoln Woods--Apartments ............................       24,700,000
TEXAS:
      Butterfield Industrial Park--Industrial building .....        4,500,000(2)
      Dallas Industrial Portfolio--Industrial building .....      136,236,170
      The Legends at Chase Oaks--Apartments ................       26,000,000
UTAH:
      Landmark at Salt Lake City (Building #4)--Industrial
        building ...........................................       12,500,000
VIRGINIA:
      Ashford Meadows--Apartments ..........................       61,003,945
      Fairgate at Ballston--Office building ................       30,700,000
      Monument Place--Office building ......................       33,500,000
WASHINGTON DC:
      1015 15th Street--Office building ....................       52,095,046
      1801 K Street, N.W.--Office building .................      163,763,163
      The Farragut Building--Office building ...............       47,300,000
                                                               --------------
      TOTAL REAL ESTATE PROPERTIES (Cost $3,321,927,529) ...   $3,263,954,770
                                                               --------------



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2003


OTHER REAL ESTATE RELATED INVESTMENTS--6.53%
                                                                     VALUE
                                                                     -----
REAL  ESTATE JOINT VENTURES--6.16%
      Florida Mall Association, Ltd. ..........................
         The Florida Mall (49.975% Account Interest) ..........  $ 92,683,316(3)
      Teachers REA IV, LLC, which owns
         Tyson's Executive Plaza II (50% Account Interest) ....    25,505,070
      West Dade County Associates
         Miami International Mall (49.950% Account Interest) ..    59,216,641(3)
      West Town Mall Joint Venture
         West Town Mall (49.932% Account Interest) ............    69,173,945(3)
                                                                 ------------
      TOTAL REAL ESTATE JOINT VENTURES (Cost $238,527,458) ....   246,578,972
                                                                 ------------

LIMITED PARTNERSHIPS--0.37%
      MONY/Transwestern Mezzanine Realty Partners L.P. ........
         (19.76% Account Interest) ............................     8,833,452
      Essex Apartment Value Fund, L.P. (10% Account Interest) .     6,201,419
                                                                 ------------
      TOTAL LIMITED PARTNERSHIPS (Cost $14,988,519) ...........    15,034,871
                                                                 ------------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $253,515,977)   261,613,843
                                                                 ------------

MARKETABLE SECURITIES--11.99%

REAL ESTATE RELATED--3.42%

REAL ESTATE INVESTMENT TRUSTS--2.37%
         SHARES      ISSUER
        -------      ------
         75,600      Alexandria Real Estate Equities, Inc. ....     3,178,980
        140,000      Apartment Investment & Management Co .....     5,107,200
        335,325      Archstone-Smith Trust ....................     7,363,737
        125,700      Avalonbay Communities, Inc ...............     4,638,330
        306,800      Boston Properties, Inc ...................    11,627,720
        154,500      Chateau Communities, Inc .................     2,912,325
        500,000      Equity Office Properties Trust ...........    12,725,000
        353,800      Equity Residential .......................     8,515,966
        114,700      Hilton Hotels Corp .......................     1,331,667
        222,800      Host Marriott Corp (New). ................     1,541,776
        220,750      Kimco Realty Corp. .......................     7,752,740
         47,100      Manufactured Home Communities, Inc. ......     1,394,160
        290,000      Mission West Properties, Inc .............     2,726,000
        180,000      Post Properties, Inc .....................     4,347,000
        180,000      Prologis Trust ...........................     4,557,600
        184,700      Public Storage, Inc. .....................     5,596,410
        199,300      Reckson Associates Realty Corp ...........     3,746,840
        160,900      Simon Property Group, Inc ................     5,765,047
                                                                 ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $104,546,032) .......    94,828,498
                                                                 ------------




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2003


COMMERCIAL MORTGAGE BACKED SECURITIES--1.05%
      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE          VALUE
      ---------      --------------------------------------          -----
    $10,000,000      GSMS 2001-Rock A2FL
                     1.700% 05/03/11 ..........................  $  9,491,820
     10,000,000      MSDW Capital
                     1.730% 02/03/11 ..........................     9,683,550
      8,000,000      MSDWC 2001--FRMA C
                     1.870% 07/12/16 ..........................     7,803,648
        457,424      MSDWC 2001--XLF A1
                     1.840% 10/07/13 ..........................       457,426
      9,673,638      Opryland Hotel Trust
                     1.740% 04/01/04 ..........................     9,660,946
      5,000,000      Trize 2001--TZHA A3FL
                     1.650% 03/15/13 ..........................     4,948,935
                                                                  -----------
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
                     (Cost $43,123,505) .......................    42,046,325
                                                                  -----------
TOTAL REAL ESTATE RELATED
                     (Cost $147,669,537) ......................   136,874,823
                                                                  -----------

OTHER--8.57%

COMMERCIAL PAPER--8.57%
      PRINCIPAL      ISSUER, COUPON AND MATURITY DATE
      ---------      --------------------------------
    $18,900,000      American Express Credit Corp
                     1.210% 04/07/03 ..........................    18,895,334
     23,730,000      American Honda Finance, Corp
                     1.200% 05/05/03 ..........................    23,701,391
     21,220,000      Asset Securitization Cooperative Corp
                     1.260% 04/03/03 ..........................    21,217,755
     11,114,000      BellSouth Corp
                     1.210% 04/09/03 ..........................    11,110,443
     16,500,000      Beta Finance, Inc
                     1.230% 06/09/03 ..........................    16,461,179
    25,000,000       BMW US Capital Corp
                     1.230% 04/23/03 ..........................    24,980,195
     15,430,000      CIESCO LP
                     1.250% 05/02/03 ..........................    15,412,993
     20,000,000      Coca-Cola Enterprises, Inc
                     1.250% 04/15/03 ..........................    19,989,666
     11,000,000      Delaware Funding Corp
                     1.260% 04/08/03 ..........................    10,996,872
     13,500,000      Delaware Funding Corp
                     1.250% 04/22/03 ..........................    13,489,770
     11,400,000      Edison Asset Securitization, LLC
                     1.260% 04/10/03 ..........................    11,395,946
      7,700,000      Emerson Elec Co
                     1.230% 04/14/03 ..........................     7,696,167
     11,834,000      Enterprise Funding Corporation
                     1.230% 04/04/03 ..........................    11,832,330
        900,000      Federal Home Loan Banks
                     1.230% 04/04/03 ..........................       899,879
     16,200,000      Federal Home Loan Mortgage Corp
                     1.220% 04/01/03 ..........................    16,199,446



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                 MARCH 31, 2003


      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE         VALUE
      ---------      --------------------------------------         -----
    $16,200,000      Gannett Inc
                     1.230% 04/03/03 ......................... $  16,198,286
      3,200,000      Gannett Inc
                     1.250% 04/08/03 .........................     3,199,090
      9,200,000      General Electric Capital Corp
                     1.260% 04/04/03 .........................     9,198,702
      7,200,000      Greyhawk Funding LLC
                     1.250% 05/23/03 .........................     7,187,068
     10,000,000      Greyhawk Funding LLC
                     1.250% 05/27/03 .........................     9,980,683
     18,750,000      Kitty Hawk Funding Corp
                     1.210% 04/11/03 .........................    18,742,667
      6,000,000      Kitty Hawk Funding Corp
                     1.250% 04/23/03 .........................     5,995,247
      7,500,000      Park Avenue Receivables Corp
                     1.260% 04/02/03 .........................     7,499,470
      4,275,000      Park Avenue Receivables Corp
                     1.180% 05/12/03 .........................     4,268,815
      9,000,000      Park Avenue Receivables Corp
                     1.260% 04/16/03 .........................     8,995,040
     14,700,000      Preferred Receivables Funding Corp
                     1.260% 04/25/03 .........................    14,687,342
      4,400,000      Royal Bank of Scotland PLC
                     1.280% 04/29/03 .........................     4,395,605
      8,630,000      Wal-Mart Stores
                     1.240% 04/17/03 .........................     8,624,946
                                                              --------------

 TOTAL COMMERCIAL PAPER (Amortized cost $343,264,546) ........   343,252,327
                                                              --------------

TOTAL OTHER (Cost $343,264,546) ..............................   343,252,327
                                                              --------------

TOTAL MARKETABLE SECURITIES (Cost $490,934,083) ..............   480,127,150
                                                              --------------

TOTAL INVESTMENTS--100.00% (Cost $4,066,377,589) .............$4,005,695,763
                                                              ==============


(1) This amount reflects the market value of the property on a consolidated basis, which includes minority interests.
(2) Leasehold interest only.
(3) The market value reflects the Account's interest in the joint venture after debt.





                 See notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES CONTAINED IN THIS REPORT.

     As of March 31, 2003, the TIAA Real Estate Account owned a total of 76 real estate properties, representing 87.6% of the Account's total investment portfolio. These included 30 office properties (three of which are held in joint ventures), 16 industrial properties (including one development joint venture project), 22 apartment complexes, and 8 retail properties (including the three joint ventures that each own a regional mall in which the Account owns an approximate 50% partnership interest). The following chart breaks down the Account's real estate assets by region and property type, based on the market values of the properties as stated in the consolidated financial statements:

                                   EAST         MIDWEST         SOUTH          WEST          TOTAL
                                   (26)           (12)           (20)          (18)           (76)
                                  ------         ------         ------        ------         ------
     Office (30)                   34.1%           6.1%           8.3%          3.5%          52.0%
     Industrial (16)                3.0%           1.4%           5.1%          6.6%          16.1%
     Residential (22)               6.3%           0.9%           7.1%          8.2%          22.5%
     Retail (8)                     0.4%           0.4%           6.5%          2.1%           9.4%
                                  ------         ------         ------        ------         ------
     TOTAL (76)                    43.8%           8.8%          27.0%         20.4%         100.0%

     (  ) Number of properties in parentheses.

     The following table lists the Account's 10 largest properties by market value as of March 31, 2003:

--------------------------------------------------------------------------------

                                                                   MARKET
                                                   PROPERTY         VALUE          % OF
     PROPERTY NAME                       STATE     TYPE           (000,000)     NET ASSETS
------------------------------------------------------------------------------------------
     Mellon Financial Center at One
       Boston Place                       MA       Office          $262.0*        6.77%*
     780 Third Avenue                     NY       Office          $181.0         4.68%
     701 Brickell                         FL       Office          $172.0         4.45%
     1801 K Street, N.W.                  DC       Office          $163.8         4.23%
     Ten & Twenty Westport Road           CT       Office          $140.0         3.62%
     Dallas Industrial Portfolio          TX       Industrial      $136.2         3.52%
     Ontario Industrial Portfolio         CA       Industrial      $109.5         2.83%
     The Florida Mall                     FL       Retail          $ 92.7**       2.40%
     Morris Corporate Center III          NJ       Office          $ 92.4         2.39%
     The Legacy at Westwood
       Apartments                         CA       Residential     $ 85.0         2.20%
------------------------------------------------------------------------------------------

     * This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interests. The market value of the Account's interest in the property is $131.7 million, which represents 3.41% of the Account's net assets.

    ** This  property is held in joint venture and is subject to debt.
       The market value reflects the Account's interest in the joint venture after debt.

     During the first quarter of 2003, the Account sold one industrial property but did not purchase any real estate properties. Since the end of the quarter, the Account purchased an industrial property for a purchase price of approximately $18.0 million.

     As of March 31, 2003, the Account also held investments in real estate investment trusts (REITs), representing 2.37% of the portfolio, commercial mortgage backed securities (CMBS), representing 1.05% of the portfolio, real estate limited partnerships, representing 0.37% of the portfolio, and commercial paper, representing 8.57% of the portfolio.

REAL ESTATE MARKET OUTLOOK IN GENERAL

     We believe the outlook for the commercial real estate market remains clouded by persistent weakness in the U.S. economy and the uncertainties of international events. These uncertainties make businesses cautious about hiring and making new space commitments. The U.S. economy remains sluggish with payroll employment continuing to contract. Of positive note is the continued growth in U.S. GDP (gross domestic product), the ongoing improvement in business productivity, and an increase in hiring by temporary help firms, which often precedes full-time hiring. In addition, office and warehouse construction have declined sharply, which should ultimately improve supply/demand fundamentals when employment growth resumes. However, the timing and strength of the economic recovery are not predictable. The National Bureau of Economic Research (NBER) believes current economic data are too contradictory to conclude the U.S. economy has reached a trough, which would clearly signal the end of the recession.

RESULTS OF OPERATIONS

     WHEN REVIEWING THIS DISCUSSION, IT IS IMPORTANT TO NOTE THAT WHEN THE ACCOUNT OWNS A CONTROLLING INTEREST (OVER 50%) IN A JOINT VENTURE, CONSISTENT WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP), THE ACCOUNT'S CONSOLIDATED FINANCIAL STATEMENTS AND ALL FINANCIAL DATA DISCUSSED IN THE REPORT REFLECT 100% OF THE MARKET VALUE OF THE JOINT VENTURE'S ASSETS. THE INTERESTS OF THE OTHER JOINT VENTURE PARTNERS ARE REFLECTED AS MINORITY INTERESTS IN THE ACCOUNT'S CONSOLIDATED FINANCIAL STATEMENTS. WHEN THE ACCOUNT DOES NOT HAVE A CONTROLLING INTEREST IN A JOINT VENTURE, THEN ONLY THE ACCOUNT'S NET EQUITY INTEREST IN THE JOINT VENTURE'S NET ASSETS IS RECORDED BY THE ACCOUNT.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2002

RESULTS FROM CONTINUING OPERATIONS

     The Account's total net return was 1.38% for the three months ended March 31, 2003 and 0.77% for the three months ended March 31, 2002. This increase in the Account's total net return was due to the fact that during the first quarter of 2003, the Account had strong income return on its real estate holdings, which were only modestly affected by valuation decline, as compared to the same time period in 2002.

     The Account's net investment income after deduction of all expenses was 34.3% higher for the three months ended March 31, 2003 compared to the same period in 2002. This increase was primarily due to a 15.34% increase in total net assets and a 51.20% increase in the Account's real estate holdings over the same period.

     The Account's real estate holdings, including joint venture investments, generated approximately 96% and 88% of the Account's total investment income (before deducting Account level expenses) during the three months ended March 31, 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 42% in the three months ended March 31, 2003 over the same period in 2002. This increase was primarily due to the increased number of properties owned by the Account as of March 31, 2003 as compared with March 31, 2002. Income from real estate joint ventures was $5,233,066 in the first quarter of 2003, as compared with $444,992 for the same period in 2002. This increase was due to an increase in the number of unconsolidated joint venture partnership interests from one to four owned by the Account as of March 31, 2003 as compared with March 31, 2002. Interest income on the Account's marketable securities investments decreased from $3,829,944 for first quarter of 2002 to $855,144 for first quarter of 2003 due to the decrease in the amount of non-real estate assets held by the Account. Dividend income on the Account's REIT investments decreased from $2,449,673 for the three months ended March 31, 2002 to $2,152,381 for the three months ended March 31, 2003. The change in dividend income was due to the decrease in the Account's number of REIT holdings.

     Total property level expenses for the three months ended March 31, 2003 and 2002 were $37,807,196, and $24,781,747, respectively. In three months ended March 31, 2003 and 2002, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The 53% increase in property level expenses from the first quarter of 2002 to first quarter of 2003 reflected the increased number of properties in the Account, as well as an increase in certain operating expenses, including insurance and security costs.

     The Account also incurred expenses for the three months ended March 31, 2003 and 2002 of $2,795,736 and $1,969,475, respectively, for investment advisory services, $3,701,408 and $2,392,877, respectively, for administrative and distribution services and $847,035 and $798,597, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering a larger account.

     The Account had net realized and unrealized losses on investments of $8,994,411 and $24,767,713 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net realized and unrealized losses is primarily due to the substantial unrealized gain on the Account's joint ventures of $10,374,095 in the three months ended March 31, 2003, as compared to unrealized losses of $5,464 during the same period in 2002. The unrealized gain on the Account's joint venture holdings for the period ended March 31, 2003 can be attributed to the increase in value of three regional malls in which it owns a joint venture interest, in particular one which began to generate greater income this year after completion of an expansion. In addition, the unrealized losses on the Account's real estate holdings of $18,025,482 for the three months ended March 31, 2003 were substantially less than the unrealized losses of $34,514,925 for the three months ended March 31, 2002. The Account's marketable securities in the three months ended March 31, 2003 had net realized and unrealized losses totaling $1,343,024, as compared with net realized and unrealized gains of $9,752,676 for the three months ended March 31, 2002. The net losses on the Account's marketable securities for the period ended March 31, 2003 was due to the extreme fluctuations experienced by the REIT markets during the period.

RESULTS FROM DISCONTINUED OPERATIONS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. The Account sold one real estate property in each of the three month periods ended March 31, 2003 and March 31, 2002, respectively. In accordance with SFAS No. 144, the investment income and realized gain for the three months ended March 31, 2003, 2002, and 2001 related to these properties was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income from the property sold on January 9, 2003, for the three months ended March 31, 2003, consisted of rental income of $13,256 less operating expenses of $1,335, resulting in net investment income of $11,921. The income from the property sold in 2003 and the property sold in 2002 for the three months ended March 31, 2002, consisted of rental income of $255,565 less operating expenses of $36,420 and real estate taxes of $24,168 resulting in net investment income of $194,977. At the time of sale, the property sold in 2003 had a cost of $6,247,473 and the proceeds of sale were $5,475,000, resulting in a net realized loss of $772,473. The property sold in 2002 had a cost of $11,112,854 and the proceeds of sale were $13,250,000, resulting in a net realized gain of $2,137,146.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003 and 2002, the Account's liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $480,825,626 and $1,020,206,392, respectively. The decline in the Account's liquid assets was primarily due to the Account's increased investment in real estate.

     During the three months ended March 31, 2003, the Account received $117,091,071 in premiums and $51,087,632 in net participants transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same time period in 2002, the Account received $82,678,200 in premiums and $59,121,650 in net participant transfers. The Account's liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account's prospectus, may borrow money and assume or obtain a mortgage on a property--i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account's total borrowings may not exceed 20% of the Account's total net asset value.

CRITICAL ACCOUNTING POLICIES

     THE CONSOLIDATED FINANCIAL STATEMENTS OF THE ACCOUNT ARE PREPARED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

     In preparing the Account's consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances--the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     Management believes that the following policies related to the valuation of the Account's assets reflected in the Account's consolidated financial statements affect the significant judgments, estimates and assumptions used in preparing its financial statements:

     VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account's properties are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. TIAA's appraisal staff performs a valuation of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation or appraisal. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional's opinion.

     VALUATION OF MORTGAGES: Mortgages are initially valued at their face amount. Fixed rate mortgages are thereafter valued quarterly by discounting payments of principal and interest to their present value using a rate at which commercial lenders would make similar mortgage loans. Floating variable rate mortgages are generally valued at their face amount, although the value may be adjusted as market conditions dictate.

     VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures (in which the Account does not have a controlling interest and therefore are not consolidated) are stated at the Account's equity in the net assets of the underlying entities, which value its real estate holdings at fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     N/A

ITEM 4. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed within the past 90 days under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this quarterly reporting period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      (a) EXHIBITS

         (3) (A) Charter of TIAA (as amended)(1)

             (B) Bylaws of TIAA (as amended)(1)

         (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements(2) and Keogh Contract(3)

             (B) Forms of Income--Paying Contracts(2)

         (10)(A) Independent   Fiduciary   Agreement  by  and  among  TIAA,  the
                 Registrant, and The Townsend Group(3), as amended(1)

             (B) Custodial  Services  Agreement  by  and between TIAA and Morgan
                 Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January
                 1996)(2)

             (C) Distribution  and  Administrative  Services  Agreement  by  and
                 between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))(4)

      Additional Exhibits

         99 Certificaton of Herbert M. Allison, Jr. and Richard L. Gibbs pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

--------
(1) Previously filed and incorporated herein by reference to the Account's Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2002. (File No. 333-83964).

(2) Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3) Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

(4) Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001. (File No. 333-59778).

     (b) REPORTS ON 8-K. Reports on 8-K. The Account filed a report on Form 8-K on January 9, 2003 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2003

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



DATE: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: May 12, 2003         /s/ Herbert M. Allison, Jr.
                           ----------------------------------
                           Herbert M. Allison, Jr.
                           Chairman of the Board, President and Chief Executive
                           Officer, Teacher Insurance and Annuity Association of
                           America

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: May 12, 2003          /s/ Richard L. Gibbs
                            ----------------------------------------
                            Richard L. Gibbs
                            Executive Vice President
                            (Chief Financial Officer),
                            Teacher Insurance and Annuity Association of America