Form 10-Q
period 2003-06-30
TIAA REAL ESTATE ACCOUNT
filed 2003-08-13
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________________ to ___________________


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

              Yes [X]        No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes [X]        No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                                  June 30, 2003

                                                                           PAGE
                                                                           ----

Consolidated Statements of Assets and Liabilities .......................   3

Consolidated Statements of Operations ...................................   4

Consolidated Statements of Changes in Net Assets ........................   5

Consolidated Statements of Cash Flows ...................................   6

Notes to Consolidated Financial Statements ..............................   7

Consolidated Statement of Investments ...................................  13

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2003             2002
                                                                                --------------   --------------
                                                                                 (Unaudited)
ASSETS
Investments, at value:
   Real estate properties held for investment
     (cost: $3,198,906,563 and $3,177,575,356) ..............................   $3,102,142,945   $3,118,695,528
   Real estate properties held for sale
     (cost: $143,856,160 and $143,704,285) ..................................      178,000,000      162,636,836
   Other real estate related investments, including joint ventures
     (cost: $266,294,015 and $249,182,234) ..................................      269,812,624      246,906,005
   Marketable securities:
     Real estate related
       (cost: $123,766,291 and $163,146,056) ................................      124,345,709      153,137,369
     Other
       (cost: $561,671,206 and $117,786,465) ................................      561,646,885      117,934,570
Cash ........................................................................               --          496,864
Other .......................................................................       63,221,278       70,725,106
                                                                                --------------   --------------
                                                                 TOTAL ASSETS    4,299,169,441    3,870,532,278
                                                                                --------------   --------------

LIABILITIES
Amount due to bank ..........................................................        2,358,440               --
Payable for securities transactions .........................................        3,139,808               --
Accrued real estate property level expenses and taxes .......................       50,622,724       43,795,572
Security deposits held ......................................................       11,732,830       11,718,245
Other .......................................................................               --              868
                                                                                --------------   --------------
                                                            TOTAL LIABILITIES       67,853,802       55,514,685
                                                                                --------------   --------------
MINORITY INTEREST IN SUBSIDIARIES ...........................................      140,699,025      139,029,033
                                                                                --------------   --------------

NET ASSETS
Accumulation Fund ...........................................................    3,939,005,181    3,538,288,326
Annuity Fund ................................................................      151,611,433      137,700,234
                                                                                --------------   --------------
                                                             TOTAL NET ASSETS   $4,090,616,614   $3,675,988,560
                                                                                ==============   ==============
NUMBER OF ACCUMULATION UNITS
   OUTSTANDING--Notes 6 and 7 ...............................................       21,964,864       20,346,696
                                                                                ==============   ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..............................   $       179.33   $       173.90
                                                                                ==============   ==============





                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          FOR THE                           FOR THE
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                               ------------------------------    ------------------------------
                                                                    2003            2002             2003             2002
                                                               -------------    -------------    -------------    -------------
INVESTMENT INCOME
     Real estate income, net:
       Rental income .......................................   $  97,045,782    $  69,601,104    $ 192,345,013    $ 135,148,441
                                                               -------------    -------------    -------------    -------------
     Real estate property level expenses and taxes:
       Operating expenses ..................................      23,040,434       15,476,812       46,332,746       30,346,883
       Real estate taxes ...................................      13,332,706        8,246,528       26,271,682       16,316,155
                                                               -------------    -------------    -------------    -------------
         Total real estate property level expenses and taxes      36,373,140       23,723,340       72,604,428       46,663,038
                                                               -------------    -------------    -------------    -------------
                                     Real estate income, net      60,672,642       45,877,764      119,740,585       88,485,403
Income from real estate joint ventures .....................       4,918,980        3,984,431       10,152,046        4,605,633
Interest ...................................................       1,450,803        4,039,751        2,305,947        7,869,695
Dividends ..................................................       1,965,507        2,620,622        4,117,888        5,070,295
                                                               -------------    -------------    -------------    -------------
                                                TOTAL INCOME      69,007,932       56,522,568      136,316,466      106,031,026
                                                               -------------    -------------    -------------    -------------
Expenses--Note 2:
   Investment advisory charges .............................       2,939,495        2,381,670        5,735,231        4,351,145
   Administrative and distribution charges .................       3,705,697        2,480,785        7,407,105        4,873,662
   Mortality and expense risk charges ......................         696,110          599,387        1,344,254        1,165,676
   Liquidity guarantee charges .............................         298,872          247,924          497,763          480,232
                                                               -------------    -------------    -------------    -------------
                                              TOTAL EXPENSES       7,640,174        5,709,766       14,984,353       10,870,715
                                                               -------------    -------------    -------------    -------------
                                      INVESTMENT INCOME, NET      61,367,758       50,812,802      121,332,113       95,160,311
                                                               -------------    -------------    -------------    -------------

REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS
   Net realized gain (loss) on:
     Marketable securities .................................        (441,873)       3,091,947         (838,546)       7,412,340
                                                               -------------    -------------    -------------    -------------
                     Net realized gain (loss) on investments        (441,873)       3,091,947         (838,546)       7,412,340
                                                               -------------    -------------    -------------    -------------
   Net change in unrealized appreciation (depreciation) on:
     Real estate properties ................................     (18,860,352)     (24,939,297)     (37,883,790)     (60,736,713)
     Other real estate related investments .................      (4,579,257)              --        5,794,838         (181,674)
     Marketable securities .................................      11,362,030        2,298,375       10,415,679        7,730,658
                                                               -------------    -------------    -------------    -------------
                       Net change in unrealized appreciation
                               (depreciation) on investments     (12,077,579)     (22,640,922)     (21,673,273)     (53,187,729)
                                                               -------------    -------------    -------------    -------------
                            NET REALIZED AND UNREALIZED LOSS
                                              ON INVESTMENTS     (12,519,452)     (19,548,975)     (22,511,819)     (45,775,389)
                                                               -------------    -------------    -------------    -------------
                   NET INCREASE IN NET ASSETS RESULTING FROM
                       CONTINUING OPERATIONS BEFORE MINORITY
                        INTEREST AND DISCONTINUED OPERATIONS      48,848,306       31,263,827       98,820,294       49,384,922
Minority interest in net increase in net assets
   resulting from continuing operations ....................       1,059,606         (521,681)      (1,628,869)        (640,847)
                                                               -------------    -------------    -------------    -------------
                   NET INCREASE IN NET ASSETS RESULTING FROM
                                CONTINUING OPERATIONS BEFORE
                                     DISCONTINUED OPERATIONS      49,907,912       30,742,146       97,191,425       48,744,075
                                                               -------------    -------------    -------------    -------------
Discontinued operations--Note 3:
   Investment income, net ..................................       3,867,485        4,063,810        7,915,378        7,749,483
   Realized gain (loss) ....................................              --        1,320,050         (772,473)       3,457,196
   Net change in unrealized appreciation on real estate
     property held for sale ................................      14,213,333        2,591,297       15,211,289        3,873,788
                                                               -------------    -------------    -------------    -------------
   Net increase in net assets resulting from discontinued
     operations ............................................      18,080,818        7,975,157       22,354,194       15,080,467
                                                               -------------    -------------    -------------    -------------
                                  NET INCREASE IN NET ASSETS
                                   RESULTING FROM OPERATIONS   $  67,988,730    $  38,717,303    $ 119,545,619    $  63,824,542
                                                               =============    =============    =============    =============



                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                        FOR THE                              FOR THE
                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                          ----------------------------------    ----------------------------------
                                                                2003              2002               2003               2002
                                                          ---------------    ---------------    ---------------    ---------------
FROM OPERATIONS
Investment income, net ................................   $    61,367,758    $    50,812,802    $   121,332,113    $    95,160,311
Net realized gain (loss) on investments ...............          (441,873)         3,091,947           (838,546)         7,412,340
Net change in unrealized appreciation (depreciation)
   on investments .....................................       (12,077,579)       (22,640,922)       (21,673,273)       (53,187,729)
Minority interest in net increase in net assets
   resulting from continuing operations ...............         1,059,606           (521,681)        (1,628,869)          (640,847)
Net increase in net assets resulting from
   discontinued operations ............................        18,080,818          7,975,157         22,354,194         15,080,467
                                                          ---------------    ---------------    ---------------    ---------------
                             NET INCREASE IN NET ASSETS
                              RESULTING FROM OPERATIONS        67,988,730         38,717,303        119,545,619         63,824,542
                                                          ---------------    ---------------    ---------------    ---------------

FROM PARTICIPANT TRANSACTIONS
Premiums ..............................................       123,835,674         99,258,347        240,926,745        181,936,547
Net transfers from (to) TIAA ..........................         3,096,063        (61,331,902)       (11,156,696)       (86,256,969)
Net transfers from CREF Accounts and affiliated
   mutual funds .......................................        57,161,619        117,603,122        122,502,010        201,649,839
Annuity and other periodic payments ...................        (4,508,120)        (3,684,917)        (9,270,877)        (7,573,610)
Withdrawals and death benefits ........................       (24,688,113)       (23,707,414)       (47,918,747)       (47,145,466)
                                                          ---------------    ---------------    ---------------    ---------------
                   NET INCREASE IN NET ASSETS RESULTING
                          FROM PARTICIPANT TRANSACTIONS       154,897,123        128,137,236        295,082,435        242,610,341
                                                          ---------------    ---------------    ---------------    ---------------
                             NET INCREASE IN NET ASSETS       222,885,853        166,854,539        414,628,054        306,434,883

NET ASSETS
   Beginning of period ................................     3,867,730,761      3,353,247,521      3,675,988,560      3,213,667,177
                                                          ---------------    ---------------    ---------------    ---------------
   End of period ......................................   $ 4,090,616,614    $ 3,520,102,060    $ 4,090,616,614    $ 3,520,102,060
                                                          ===============    ===============    ===============    ===============





                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       FOR THE                          FOR THE
                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                           ------------------------------    ------------------------------
                                                               2003           2002           2003            2002
                                                           -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets resulting from operations    $  67,988,730    $  38,717,303    $ 119,545,619    $  63,824,542
   Adjustments to reconcile net increase in net assets
     resulting from operations to net cash used
     in operating activities:
     Increase in investments ...........................    (230,252,400)    (174,613,073)    (436,637,855)    (309,343,753)
     Decrease in other assets ..........................         506,850        9,660,233        7,503,828        5,600,355
     Increase in payable for securities transactions ...       3,139,808        4,944,158        3,138,940        6,009,707
     Increase (decrease) in accrued real estate property
       level expenses and taxes ........................       1,462,536       (2,249,682)       6,827,152       (6,498,948)
     Increase (decrease) in security deposits held .....          (1,277)        (338,427)          14,585         (693,720)
     Increase (decrease) in other liabilities ..........       2,358,440       (1,247,636)       2,358,440          230,274
     Increase (decrease) in minority interest ..........        (798,286)         719,627        1,669,992        1,715,484
                                                           -------------    -------------    -------------    -------------
                                        NET CASH USED IN
                                    OPERATING ACTIVITIES    (155,595,599)    (124,407,497)    (295,579,299)    (239,156,059)
                                                           -------------    -------------    -------------    -------------

CASH FLOWS FROM PARTICIPANT
  TRANSACTIONS
   Premiums ............................................     123,835,674       99,258,347      240,926,745      181,936,547
   Net transfers from (to) TIAA ........................       3,096,063      (61,331,902)     (11,156,696)     (86,256,969)
   Net transfers from CREF Accounts and
     affiliated mutual funds ...........................      57,161,619      117,603,122      122,502,010      201,649,839
   Annuity and other periodic payments .................      (4,508,120)      (3,684,917)      (9,270,877)      (7,573,610)
   Withdrawals and death benefits ......................     (24,688,113)     (23,707,414)     (47,918,747)     (47,145,466)
                                                           -------------    -------------    -------------    -------------
                                    NET CASH PROVIDED BY
                                PARTICIPANT TRANSACTIONS     154,897,123      128,137,236      295,082,435      242,610,341
                                                           -------------    -------------    -------------    -------------
                         NET INCREASE (DECREASE) IN CASH        (698,476)       3,729,739         (496,864)       3,454,282

CASH
   Beginning of period .................................         698,476               --          496,864          275,457
                                                           -------------    -------------    -------------    -------------
   End of period .......................................   $          --    $   3,729,739    $          --    $   3,729,739
                                                           =============    =============    =============    =============





                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds various properties in wholly-owned and majority-owned subsidiaries which are consolidated for financial statement purposes. The Account also has a non-controlling interest in various other properties through joint ventures which are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures, which are not consolidated, are stated at the Account's equity in the net assets of the underlying entities, which value their real estate holdings at fair value.

VALUATION OF MARKETABLE SECURITIES: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Debt securities are valued based on the most recent bid price or the equivalent quoted yield for such securities. Money market instruments with maturities of one year or less are valued in the same manner as debt securities, or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

NOTE 2--MANAGEMENT AGREEMENTS

Investment advisory services for the Account are provided by TIAA associates, under the direction TIAA's Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are also subject to review by the Account's independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the six months ended June 30, 2003 been acquired at the beginning of the period (January 1, 2003), rental income and operating expenses for the six months ended June 30, 2003 would have increased by approximately $1,918,000 and $997,000, respectively. In addition, interest income for the six months ended June 30, 2003 would have decreased by approximately $71,000. Accordingly, the total proforma effect on the Account's net investment income for the six months ended June 30, 2003 would have been an increase of approximately $850,000, if the real estate properties acquired during the six months ended June 30, 2003 had been acquired at the beginning of the year.

During the six months ended June 30, 2003 the Account sold one real estate property. The income for this property during 2003 (prior to the sale) consisted of rental income of $13,256 less operating expenses of $1,335 resulting in net investment income of $11,921. At the time of sale, the properties had a cost of $6,247,473 and the proceeds of sale were $5,475,000, resulting in a realized loss of $772,473.

In addition, during the six months ended June 30, 2003 the Account moved one real estate property from the held for investment category to the held for sale category. It is expected that this property will be sold during the third quarter of 2003. The current unrealized gain on this property for the six months ended June 30, 2003 was $15,211,289 which is included in discontinued operations along with net investment income for the period consisting of rental income of $11,052,368 less operating expense of $3,148,911, resulting in a net of $7,903,457.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2047. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
                        2003                   $  320,856,000
                        2004                      296,999,000
                        2005                      259,006,000
                        2006                      212,025,000
                        2007                      180,719,000
                        Thereafter                655,842,000
                                               --------------
                        Total                  $1,925,447,000
                                               ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENTS IN JOINT VENTURES

The Account has an interest in four real estate properties through unconsolidated joint ventures and receives distributions and allocations of profit and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at June 30, 2003 is $191,911,271. The Account's equity in the joint ventures at June 30, 2003 is $242,059,060. A condensed summary of the financial position and results of operations of the joint ventures is shown below.


                                                JUNE 30, 2003  DECEMBER 31, 2002
                                                -------------  -----------------
ASSETS
Real estates properties .....................   $864,817,379     $851,578,413
Other assets ................................     21,782,300       32,997,030
                                                ------------     ------------
     Total assets ...........................   $886,599,679     $884,575,443
                                                ============     ============

LIABILITIES AND EQUITY
Mortgages payable, including accrued interest   $383,822,541     $385,456,582
Other liabilities ...........................     18,659,018       15,040,756
                                                ------------     ------------
     Total liabilities ......................    402,481,559      400,497,338

EQUITY ......................................    484,118,120      484,078,105
                                                ------------     ------------
     Total liabilities and equity ...........   $886,599,679     $884,575,443
                                                ============     ============

                                                   FOR THE          FOR THE
                                                 SIX MONTHS          YEAR
                                                    ENDED            ENDED
                                                JUNE 30, 2003  DECEMBER 31, 2002
                                                -------------  -----------------
OPERATING REVENUES AND EXPENSES
   Revenues .................................   $ 48,270,141     $ 93,708,332
   Expenses .................................     28,542,515       54,386,720
                                                ------------     ------------
     Excess of revenues over expenses .......   $ 19,727,626     $ 39,321,612
                                                ============     ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                          FOR THE
                                        SIX MONTHS
                                           ENDED                      FOR THE YEARS ENDED DECEMBER 31,
                                         JUNE 30,     ---------------------------------------------------------------
                                         2003 (1)       2002          2001          2000         1999         1998
                                        ---------     ---------     ---------     ---------    ---------    ---------
                                       (Unaudited)
Per Accumulation Unit data:
   Rental income ....................   $   8.877     $  14.537     $  14.862     $  14.530    $  12.168    $  10.425
   Real estate property
     level expenses and taxes .......       3.306         4.988         4.754         4.674        3.975        3.403
                                        ---------     ---------     ---------     ---------    ---------    ---------
              Real estate income, net       5.571         9.549        10.108         9.856        8.193        7.022
   Income from real estate
     joint ventures .................       0.443         0.665         0.130         0.056           --           --
   Dividends and interest ...........       0.280         1.244         1.950         2.329        2.292        3.082
                                        ---------     ---------     ---------     ---------    ---------    ---------
                         Total income       6.294        11.458        12.188        12.241       10.485       10.104
   Expense charges (2) ..............       0.654         1.097         0.995         0.998        0.853        0.808
                                        ---------     ---------     ---------     ---------    ---------    ---------
               Investment income, net       5.640        10.361        11.193        11.243        9.632        9.296
   Net realized and unrealized
     gain (loss) on investments .....      (0.208)       (4.621)       (1.239)        3.995        1.164        0.579
                                        ---------     ---------     ---------     ---------    ---------    ---------
   Net increase in
     Accumulation Unit Value ........       5.432         5.740         9.954        15.238       10.796        9.875
   Accumulation Unit Value:
     Beginning of year ..............     173.900       168.160       158.206       142.968      132.172      122.297
                                        ---------     ---------     ---------     ---------    ---------    ---------
     End of period ..................   $ 179.332     $ 173.900     $ 168.160     $ 158.206    $ 142.968    $ 132.172
                                        =========     =========     =========     =========    =========    =========
Total return ........................        3.12%         3.41%         6.29%        10.66%        8.17%        8.07%
Ratios to Average Net Assets:
   Expenses (2) .....................        0.39%         0.67%         0.61%         0.67%        0.63%        0.64%
   Investment income, net ...........        3.34%         6.34%         6.81%         7.50%        7.13%        7.34%
Portfolio turnover rate:
   Real estate properties ...........        0.15%         0.93%         4.61%         3.87%        4.46%           0%
   Securities .......................       17.09%        52.08%        40.62%        32.86%       27.68%       24.54%
Thousands of Accumulation Units
   outstanding at end of period .....      21,965        20,347        18,456        14,605       11,487        8,834

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 2003 would be $3.960 ($6.085, $5.749, $5.672, $4.828 and $4.211 for the years ended
     December 31, 2002, 2001, 2000, 1999 and 1998, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2003 would be 2.34% (3.72%, 3.50%, 3.79%, 3.58% and 3.32% for the years ended
     December 31, 2002, 2001, 2000, 1999 and 1998, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                FOR THE           FOR THE
                                                              SIX MONTHS           YEAR
                                                                 ENDED             ENDED
                                                             JUNE 30, 2003   DECEMBER 31, 2002
                                                             -------------   -----------------
                                                              (Unaudited)
Accumulation Units:
   Credited for premiums ...............................        1,365,356        2,310,355
   Credited (cancelled) for transfers, net disbursements
     and amounts applied to the Annuity Fund ...........          252,812         (420,104)
   Outstanding:
   Beginning of period .................................       20,346,696       18,456,445
                                                              -----------      -----------
   End of period .......................................       21,964,864       20,346,696
                                                              ===========      ===========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2003, the Account had one outstanding commitment to sell an office building for approximately $181.7 million.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2003


REAL ESTATE PROPERTIES--77.43%
REAL ESTATE PROPERTIES HELD FOR INVESTMENT--73.23%

LOCATION / DESCRIPTION                                               VALUE
----------------------                                               -----
ARIZONA:
      Biltmore Commerce Center--Office building .............    $ 26,807,548
CALIFORNIA:
      9 Hutton Centre--Office building ......................      20,255,409
      88 Kearny Street--Office building .....................      66,700,000
      Cabot Industrial Portfolio--Industrial building .......      44,973,082(1)
      Eastgate Distribution Center--Industrial building .....      16,000,000
      Kenwood Mews--Apartments ..............................      22,700,000
      Larkspur Courts--Apartments ...........................      55,000,000
      The Legacy at Westwood--Apartments ....................      85,007,567
      Northpoint Commerce Center--Industrial building .......      38,100,000
      Ontario Industrial Portfolio--Industrial building .....     109,700,000
      Regents Court--Apartments .............................      49,600,000
      Westcreek--Apartments .................................      19,401,764
      Westwood Marketplace--Shopping center .................      73,995,000
COLORADO:
      The Lodge at Willow Creek--Apartments .................      31,600,000
      Monte Vista--Apartments ...............................      20,600,000
CONNECTICUT:
      Ten & Twenty Westport Road--Office building ...........     140,000,000
FLORIDA:
      701 Brickell--Office building .........................     171,970,106
      Doral Pointe--Apartments ..............................      42,195,675
      Golfview--Apartments ..................................      26,340,000
      The Fairways of Carolina--Apartments ..................      16,100,000
      The Greens at Metrowest--Apartments ...................      13,900,000
      Maitland Promenade One--Office building ...............      36,000,000
      Plantation Grove--Shopping center .....................       8,200,000
      Pointe on Tampa Bay--Office building ..................      40,700,175
      Quiet Waters at Coquina Lakes--Apartments .............      17,600,000
      Royal St. George--Apartments ..........................      17,100,000
      Sawgrass Office Portfolio--Office building ............      44,000,000
      South Florida Apartment Portfolio--Apartments .........      46,800,000
GEORGIA:
      Alexan Buckhead--Apartments ...........................      45,216,043
      Atlanta Industrial Portfolio--Industrial building .....      38,000,000
ILLINOIS:
      Chicago Industrial Portfolio--Industrial building .....      58,135,865
      Columbia Center III--Office building ..................      31,700,000
      Oak Brook Regency Towers--Office building .............      66,800,000
      Parkview Plaza--Office building .......................      49,804,047
      Rolling Meadows--Shopping center ......................      13,150,000
KENTUCKY:
      IDI Kentucky Portfolio--Industrial building ...........      50,040,909
MARYLAND:
      Corporate Boulevard--Office building ..................      69,062,539
      FEDEX Distribution Facility--Industrial building ......       7,600,000
      Longview Executive Park--Office building ..............      23,300,000



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2003


LOCATION / DESCRIPTION                                               VALUE
----------------------                                               -----
MASSACHUSETTS:
      Batterymarch Park II--Office building ................   $   11,309,159
      Longwood Towers--Apartments ..........................       77,000,000
      Mellon Financial Center at One Boston Place--Office
        building ...........................................      254,000,000(1)
      Needham Corporate Center--Office building ............       20,300,000
MICHIGAN:
      Indian Creek--Apartments .............................       17,700,000
MINNESOTA:
      Interstate Crossing--Industrial building .............        6,300,000
      River Road Distribution Center--Industrial building ..        4,150,000
NEVADA:
      UPS Distribution Facility--Industrial building .......       11,500,000
NEW JERSEY:
      10 Waterview Boulevard--Office building ..............       26,500,000
      371 Hoes Lane--Office building .......................        8,621,573
      Konica Photo Imaging Headquarters--Industrial building       18,000,000
      Morris Corporate Center III--Office building .........       92,500,000
      South River Road Industrial--Industrial building .....       32,800,000
NEW YORK:
      780 Third Avenue--Office building ....................      181,016,814
      The Colorado--Apartments .............................       54,812,591
NORTH CAROLINA:
      The Lynnwood Collection--Shopping center .............        8,000,000
      The Millbrook Collection--Shopping center ............        7,000,000
OHIO:
      Bent Tree--Apartments ................................       13,200,000
      BISYS Fund Services Building--Office building ........       35,000,000(1)
      Columbus Portfolio--Office building ..................       23,150,000
      Northmark Business Center--Office building ...........        5,900,000
OREGON:
      Five Centerpointe--Office building ...................       13,200,000
PENNSYLVANIA:
      Lincoln Woods--Apartments ............................       24,606,000
TEXAS:
      Butterfield Industrial Park--Industrial building .....        4,500,000(2)
      Dallas Industrial Portfolio--Industrial building .....      137,000,000
      The Legends at Chase Oaks--Apartments ................       26,010,103
UTAH:
      Landmark at Salt Lake City (Building #4)--Industrial
        building ...........................................       12,500,000
VIRGINIA:
      Ashford Meadows--Apartments ..........................       61,002,139
      Fairgate at Ballston--Office building ................       28,008,837
      Monument Place--Office building ......................       33,000,000
WASHINGTON DC:
      1015 15th Street--Office building ....................       52,100,000
      The Farragut Building--Office building ...............       47,300,000
                                                               --------------
      TOTAL REAL ESTATE PROPERTIES HELD
        FOR INVESTMENT (Cost $3,198,906,563) ...............    3,102,142,945
                                                               --------------



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2003


REAL ESTATE PROPERTIES HELD FOR SALE--4.20%

LOCATION / DESCRIPTION                                                VALUE
----------------------                                                -----
WASHINGTON DC:
      1801 K Street, N.W.--Office building ...................    $  178,000,000
                                                                  --------------
      TOTAL REAL ESTATE PROPERTIES HELD FOR SALE
        (Cost $143,856,160) ..................................       178,000,000
                                                                  --------------
      TOTAL REAL ESTATE PROPERTIES (Cost $3,342,762,723) .....     3,280,142,945
                                                                  --------------

(1) This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.

(2)  Leasehold interest only.

OTHER REAL ESTATE RELATED INVESTMENTS--6.37%

REAL ESTATE JOINT VENTURE--5.71%
      Florida Mall Association, Ltd.
         The Florida Mall (50% Account Interest) * ..............     89,528,393
      Teachers REA IV, LLC, which owns
         Tyson's Executive Plaza II (50% Account Interest) ......     25,244,988
      West Dade County Associates
         Miami International Mall (50% Account Interest) * ......     58,631,011
      West Town Mall Joint Venture
         West Town Mall (50% Account Interest) * ................     68,654,668
                                                                     -----------
      TOTAL REAL ESTATE JOINT VENTURE (Cost $238,168,187) .......    242,059,060
                                                                     -----------

LIMITED PARTNERSHIPS--0.66%
      MONY/Transwestern Mezzanine Realty Partners L.P. ..........
         (19.76% Account Interest) ..............................     19,216,116
      Essex Apartment Value Fund, L.P. (10% Account Interest) ...      8,537,448
                                                                     -----------
      TOTAL LIMITED PARTNERSHIP (Cost $28,125,828) ..............     27,753,564
                                                                     -----------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $266,294,015)..    269,812,624
                                                                     -----------

MARKETABLE SECURITIES--16.20%

REAL ESTATE RELATED--2.94%

REAL ESTATE INVESTMENT TRUSTS--2.15%

     SHARES       ISSUER
    --------      ------
      75,600      Alexandria Real Estate Equities, Inc ..........      3,402,000
     140,000      Apartment Investment & Management Co ..........      4,844,000
     285,325      Archstone-Smith Trust .........................      6,847,800
     206,800      Boston Properties, Inc ........................      9,057,840
      65,000      Chelsea Property Group, Inc ...................      2,620,150
     400,000      Equity Office Properties Trust ................     10,804,000
     303,800      Equity Residential ............................      7,883,610
     114,700      Hilton Hotels Corp ............................      1,467,013
     222,800      Host Marriott Corp (New). .....................      2,038,620
     220,750      Kimco Realty Corp. ............................      8,366,425

* The market value reflects the Account's interest in the joint venture after debt.



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2003

         SHARES      ISSUER                                             VALUE
        -------      ------                                             -----
         47,100      Manufactured Home Communities, Inc. .........  $  1,653,681
        290,000      Mission West Properties, Inc ................     3,297,300
        130,000      Post Properties, Inc ........................     3,445,000
        180,000      Prologis Trust ..............................     4,914,000
        184,700      Public Storage, Inc .........................     6,255,789
        250,000      Ramco-Gershenson Properties .................     5,825,000
         99,300      Reckson Associates Realty Corp ..............     2,071,398
        160,900      Simon Property Group, Inc ...................     6,279,927
                                                                    ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $89,939,010) ...........    91,073,553
                                                                    ------------

COMMERCIAL MORTGAGE BACKED SECURITIES--0.79%

     PRINCIPAL       ISSUER, CURRENT RATE AND MATURITY DATE
     ---------       --------------------------------------
   $ 10,000,000      GSMS 2001-Rock A2FL
                     1.680% 05/03/11 .............................     9,690,820
     10,000,000      MSDW Capital
                     1.704% 02/03/11 .............................     9,784,460
      8,844,519      Opryland Hotel Trust
                     1.518% 04/01/04 .............................     8,835,816
      5,000,000      Trize 2001--TZHA A3FL
                     1.550% 03/15/13 .............................     4,961,060
                                                                    ------------
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES (Cost $33,827,281) ...    33,272,156
                                                                    ------------

TOTAL REAL ESTATE RELATED (Cost $123,766,291) ....................   124,345,709
                                                                    ------------

OTHER--13.26%

COMMERCIAL PAPER--13.26%
     15,200,000      American Honda Finance, Corp
                     1.160% 07/07/03 .............................    15,196,837
      9,800,000      American Honda Finance, Corp
                     1.160% 08/07/03 .............................     9,789,241
     16,100,000      BellSouth Corp
                     0.930% 07/18/03 .............................    16,091,628
     13,500,000      BMW US Capital Corp
                     0.910% 07/24/03 .............................    13,490,640
     16,000,000      CC (USA), Inc
                     1.000% 07/07/03 .............................    15,996,670
     15,000,000      Corporate Asset Funding Corp, Inc
                     1.080% 07/14/03 .............................    14,993,876
     12,600,000      Coca-Cola Enterprises, Inc
                     1.150% 07/08/03 .............................    12,597,060
     24,100,000      Delaware Funding Corp
                     1.060% 07/17/03 .............................    24,088,164
     16,370,000      Dupont (E.I.) De Nemours & Co
                     0.970% 07/16/03 .............................    16,362,434
     25,000,000      Edison Asset Securitization, LLC
                     0.930% 09/22/03 .............................    24,939,333
     25,435,000      Federal Home Loan Banks
                     1.040% 07/09/03 .............................    25,428,896
     25,000,000      Federal Home Loan Banks
                     0.870% 07/15/03 .............................    24,990,000



                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                  JUNE 30, 2003


     PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE             VALUE
     ---------      --------------------------------------             -----
     $9,200,000      Federal Home Loan Mortgage Corp
                     1.010% 10/09/03 ...........................  $    9,174,963
     21,100,000      Federal National Mortgage Association
                     0.910% 07/11/03 ...........................      21,093,811
     30,000,000      Federal National Mortgage Association
                     0.900% 07/31/03 ...........................      29,974,941
      4,300,000      Federal National Mortgage Association
                     1.175% 08/20/03 ...........................       4,294,091
      1,200,000      Fortune Brands
                     1.220% 07/10/03 ...........................       1,199,650
     25,000,000      Govco Incorporated
                     1.030% 08/22/03 ...........................      24,961,723
      5,600,000      Greyhawk Funding LLC
                     1.180% 07/18/03 ...........................       5,597,088
     10,000,000      Harley-Davidson Funding Corp
                     1.170% 07/08/03 ...........................       9,997,667
      5,000,000      Harley-Davidson Funding Corp
                     1.100% 07/15/03 ...........................       4,997,833
     17,080,000      Honeywell International
                     1.120% 07/02/03 ...........................      17,078,985
     25,000,000      Merck, Inc
                     1.020% 07/22/03 ...........................      24,984,110
     20,700,000      Park Avenue Receivables Corp
                     1.080% 07/23/03 ...........................      20,686,247
     25,000,000      Pfizer, Inc
                     0.940% 08/01/03 ...........................      24,976,890
     25,000,000      Preferred Receivables Funding Corp
                     1.050% 07/21/03 ...........................      24,984,833
     25,000,000      Receivables Capital Corp
                     1.060% 07/02/03 ...........................      24,998,515
     23,700,000      Receivables Capital Corp
                     1.020% 07/09/03 ...........................      23,693,779
     13,100,000      SBC Communications Inc
                     1.150% 07/15/03 ...........................      13,094,324
     11,900,000      SBC International, Inc
                     1.020% 07/17/03 ...........................      11,894,156
     25,000,000      UBS Finance, (Delaware) Inc
                     1.310% 07/01/03 ...........................      24,999,250
     25,000,000      Variable Funding Capital Corporation
                     1.350% 07/01/03 ...........................      24,999,250
                                                                  --------------

 TOTAL COMMERCIAL PAPER (Amortized cost $561,671,206) ..........     561,646,885
                                                                  --------------

TOTAL OTHER (Cost $561,671,206) ................................     561,646,885
                                                                  --------------

TOTAL MARKETABLE SECURITIES (Cost $685,437,497) ................     685,992,594
                                                                  --------------

TOTAL INVESTMENTS--100.00% (Cost $4,294,494,235) ...............  $4,235,948,163
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

     As of June 30, 2003, the TIAA Real Estate Account owned a total of 76 real estate properties, representing 83.14% of the Account's total investment portfolio. These included 30 office properties (two of which are held in consolidated joint ventures and one in an unconsolidated joint venture), 16 industrial properties (including one consolidated development joint venture project), 22 apartment complexes, and 8 retail properties (including the three unconsolidated joint ventures that each own a regional mall in which the Account owns 50% partnership interest). The following chart breaks down the Account's real estate assets by region and property type, based on the market values of the properties as stated in the consolidated financial statements:

                         EAST      MIDWEST      SOUTH       WEST       TOTAL
                         (26)        (12)        (20)       (18)        (76)
                        ------      ------      ------     ------      ------
    Office (30)          33.9%        6.0%        8.3%       3.6%       51.8%
    Industrial (16)       3.0%        2.0%        5.1%       6.6%       16.7%
    Residential (22)      6.1%        0.9%        7.1%       8.1%       22.2%
    Retail (8)            0.4%        0.4%        6.4%       2.1%        9.3%
                        ------      ------      ------     ------      ------
    TOTAL (76)           43.4%        9.3%       26.9%      20.4%      100.0%
    (  ) Number of properties in parentheses.

The following table lists the Account's 10 largest properties by market value as of June 30, 2003:

--------------------------------------------------------------------------------

                                                          MARKET
                                          PROPERTY         VALUE         % OF
PROPERTY NAME                    STATE    TYPE        (IN THOUSANDS)  NET ASSETS
--------------------------------------------------------------------------------
Mellon Financial Center at One
  Boston Place                    MA      Office          $254.0*       6.21%*
780 Third Avenue                  NY      Office          $181.0        4.42%
1801 K. Street, N.W.              DC      Office          $178.0        4.35%
701 Brickell                      FL      Office          $172.0        4.20%
Ten & Twenty Westport Road        CT      Office          $140.0        3.42%
Dallas Industrial Portfolio       TX      Industrial      $137.0        3.35%
Ontario Industrial Portfolio      CA      Industrial      $109.7        2.68%
Morris Corporate Center III       NJ      Office          $ 92.5        2.26%
The Florida Mall                  FL      Retail          $ 89.5**      2.19%
The Legacy at Westwood
  Apartments                      CA      Residential     $ 85.0        2.08%
--------------------------------------------------------------------------------

 * This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interests. The market value of the Account's interest in the property is $127.6 million, which represents 3.12% of the Account's net assets.

** This property is held in joint venture and is subject to debt. The market value reflects the Account's interest in the joint venture after debt.

     During the second quarter of 2003, the Account purchased an industrial property for a purchase price of approximately $18.0 million. The Account has an outstanding commitment to sell an office building in the amount of approximately $181.7 million. The Account continues to pursue suitable real estate properties for acquisition, and is currently in various stages of negotiations on several properties.

     As of June 30, 2003, the Account also held investments in real estate investment trusts (REITs), representing 2.15% of the portfolio, commercial mortgage backed securities (CMBS), representing 0.79% of the portfolio, real estate limited partnerships, representing 0.66% of the portfolio, and commercial paper, representing 13.26% of the portfolio.

REAL ESTATE MARKET OUTLOOK IN GENERAL

     The National Bureau of Economic Research (NBER) recently announced that the national recession has ended. However, regional economies show little evidence of recovery as weak economic conditions persist across most industries and regions. The 2001-2002 recession was broadly based and quite severe as over two million jobs were lost. The commercial real estate markets reflect these weak economic conditions. Demand for office and industrial space remains soft as businesses focus on cost control and reevaluate space requirements in light of economic uncertainties.

     Office and industrial vacancies continued to rise in 2003, albeit more modestly. According to Tort-Wheaton, as of mid-2003, office vacancies averaged 16.9% nationwide compared with 16.5% as of year-end 2002, and industrial vacancies averaged 11.5% compared to 11.2% as of year-end 2002, while, according to M/PF Research, apartment market conditions improved slightly in mid-2003 with vacancies averaging 6.7% as compared to 6.9% as of year-end 2002. According to REIS, retail space markets remain healthy despite a modest slowdown in consumer spending. Vacancies at regional malls averaged 5.7% as of mid-2003, compared to 6.0% as of year-end 2002. Vacancies in neighborhood and community centers averaged 6.8% as of mid-2003, compared to 7.0% as of year-end 2002.

     With some uncertainties of international events largely resolved, the U.S economy is expected to benefit from fiscal and monetary policy stimulus from the Bush Administration and the Federal Reserve. As a result, economic forecasters are nearly unanimous in expecting stronger growth in the second half of the year. Still, businesses are likely to remain cautious about hiring and consumers are likely to remain cautious about spending which could delay the economic recovery. Since changes in real estate market conditions typically lag changes in economic conditions, a sustained period of economic growth will be needed before meaningful improvement in real estate market conditions are evident.

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

     NOTE ALSO THAT ALL OF THE ACCOUNT'S PROPERTIES ARE APPRAISED AND REVALUED ON A QUARTERLY BASIS, IN ACCORDANCE WITH THE VALUATION POLICIES DESCRIBED IN
NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS. UNTIL A PROPERTY IS SOLD, THESE CHANGES IN PROPERTY VALUES ARE RECORDED AS UNREALIZED GAINS OR LOSSES. UPON THE SALE OF A PROPERTY, THE DIFFERENCE BETWEEN THE ACCOUNT'S THEN CURRENT COST FOR THE PROPERTY (ORIGINAL PURCHASE PRICE PLUS THE COST OF ANY CAPITAL IMPROVEMENTS
MADE) AND THE SALE PRICE IS RECORDED AS A REALIZED GAIN OR LOSS ON DISCONTINUED OPERATIONS.

     NOTE ALSO THAT IN ACCORDANCE WITH THE FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 ( SFAS NO. 144), THE INCOME AND GAINS FROM PROPERTIES SOLD OR HELD FOR SALE DURING THE PERIODS COVERED WERE REMOVED FROM CONTINUING OPERATIONS IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND WERE RECLASSIFIED AS DISCONTINUED OPERATIONS. FOR MORE DETAILS, SEE "RESULTS FROM DISCONTINUED OPERATIONS" BELOW, AND THE "RECLASSIFICATION" HEADING UNDER NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2002

RESULTS FROM CONTINUING OPERATIONS

     The Account's total net return was 3.12% for the six months ended June 30, 2003 and 1.91% for the six months ended June 30, 2002. This increase in the Account's total return was to due to the strong income return on the Account's real estate holdings, which were only modestly affected by valuation declines, and the strong performance of its REIT holdings.

     The Account's net investment income after deduction of all expenses was 27.5% higher for the six months ended June 30, 2003 compared to the same period in 2002. This increase was primarily due to a 16.2% increase in total net assets and a 36.2% increase in the Account's real estate holdings over the same period.

     The Account's real estate holdings, including joint venture investments, generated approximately 95.3% and 87.8% of the Account's total investment income (before deducting Account level expenses) during the six months ended June 30, 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 42.3% in the six months ended June 30, 2003, as compared to 21.2% over the same period in 2002. This increase was due to the increased number of properties owned by the Account as of June 30, 2003 as compared with June 30, 2002. Income from real estate joint ventures was $10,152,046 for the six months ended June 30, 2003, as compared with $4,605,633 for the same period in 2002. Interest income on the Account's marketable securities investments decreased from $7,869,695 for the six months ended June 30, 2002 to $2,305,947 for the months ended June 30, 2003 due to the decrease in the amount of non-real estate assets held by the Account. Dividend income on the Account's REIT investments decreased from $5,070,295 for the six months ended June 30, 2002 to $4,117,888 for the six months ended June 30, 2003. The decrease was due to the decrease in the Account's REIT holdings.

     Total property level expenses for the six months ended June 30, 2003 and 2002 were $72,604,428, and $46,663,038, respectively. In the six months ended
June 30, 2003 and 2002, 64% and 65%, respectively, of the total expenses represented operating expenses and 36% and 35%, respectively, represented real estate taxes. The 56% increase in property level expenses from the six months ended June 30, 2002 to the same period ended 2003 reflected the increased number of properties in the Account, as well as an increase in certain operating expenses, including insurance and security costs.

     The Account also incurred expenses for the six months ended June 30, 2003 and 2002 of $5,735,231 and $4,351,145, respectively, for investment advisory services, $7,407,105 and $4,873,662, respectively, for administrative and distribution services and $1,842,017 and $1,645,908, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering the Account.

     The Account had net realized and unrealized losses on investments of $22,511,819 and $45,775,389 for the six months ended June 30, 2003 and 2002, respectively. The decrease in net realized and unrealized losses is due to an increase in unrealized gains on both the Account's joint ventures and its marketable securities, as well as a material decrease in the magnitude of unrealized losses on the Account's real estate holdings for the six months ended June 30, 2003, as compared to the same period in 2002. The unrealized gain on the Account's joint venture holdings of $5,794,838 for the six months ended June 30, 2003, as compared to unrealized losses of $181,674 during the same period in 2002 can be attributed to the increase in value of three regional malls in which the Account owns a joint venture interest. The decrease in unrealized losses on the Account's real estate holdings for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, $37,883,790 and $60,736,713, respectively, can be attributed to a decrease in the number of properties affected by declines in value. The Account's marketable securities for the six months ended June 30, 2003 had net realized and unrealized gains totaling $9,577,133, as compared with net realized and unrealized gains of $15,142,998 for the six months ended June 30, 2002. The net gains on the Account's marketable securities for the period ended June 30, 2003 was due to the strong performance of the REIT markets during the period.

RESULTS FROM DISCONTINUED OPERATIONS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Account adopted SFAS No. 144 as of January 1, 2002. During the six months ended June 30, 2003, one real estate property was sold, and another property was moved to the held for sale category. In the six months ended June 30, 2002, two real estate properties were sold. In accordance with SFAS No. 144, the investment income and realized gain (unrealized gain for the property held for sale) for the six months ended June 30, 2003 and 2002 related to each of these properties was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income from the property sold and the property moved to the held for sale category in the six months ended June 30, 2003, consisted of rental income of $11,065,624 less operating expenses of $1,829,729 and real estate taxes of $1,320,517, resulting in net investment income of $7,915,378. The income from the property sold and the property moved to the held for sale category in the six months ended June 30, 2003, together with the two properties sold in the six months ended June 30, 2002 consisted of rental income of $11,200,533 less operating expenses of $1,926,791 and real estate taxes of $1,524,259, resulting in net investment income of $7,749,483. At the time of sale, the property sold in 2003 had a cost of $6,247,473 and the proceeds of sale were $5,475,000, resulting in a net realized loss of $772,473. The properties sold in 2002 had a cost of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a net realized gain of $3,457,196.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2002

RESULTS FROM CONTINUING OPERATIONS

     For the three months ended June 30, 2003, the Account's total net return was 1.72%. This was 34 basis points higher than the return for the first three months of 2003 (1.38%) and 59 basis points higher than the return of 1.13% for the three months ended June 30, 2002. The returns were higher in the 2003 period as compared to the same time 2002 primarily due to the strong performance of the Account's REIT holdings. The Account's net investment income, after deduction of all expenses, was $61,367,758 for the three months ended June 30, 2003 and $50,812,802 for the three months ended June 30, 2002, a 21% increase.

     The Account's real estate holdings including joint ventures generated approximately 95% and 88% of the Account's total investment income (before deducting Account level expenses) during the three months ended June 30, 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

     Gross real estate rental income increased 39% in the three months ended June 30, 2003 over the same period in 2002. The higher real estate income for the three months ended June 30, 2003 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures was $4,918,980 and $3,984,431 in the three months ended June 30, 2003 and June 30, 2002, respectively. Interest income on the Account's marketable securities investments for the three months ended June 30, 2003 and 2002 totaled $1,450,803 and $4,039,751, respectively. This decrease was due to the decrease in the amount of non-real estate assets held by the Account on the Account's assets. Dividend income on the Account's investments in REITs decreased to $1,965,507 for the three months ended June 30, 2003 from $2,620,622, for the three months ended June 30, 2002. The decrease was due to the decline in the number of REIT holdings owned by the Account (2.15% of the investment portfolio as of June 30, 2003 as compared to 4.82% of the investment portfolio as of June 30, 2002).

     Total property level expenses for the three months ended June 30, 2003 were $36,373,140, of which $23,040,434 was attributable to operating expenses and $13,332,706 represented real estate taxes. Total prop-
erty  level  expenses  for  same  period  in 2002  were  $23,723,340,  of  which
$15,476,812  was   attributable   to  operating   expenses  and  $8,246,528  was
attributable to real estate taxes. The increase in property level expenses during the three months ended June 30, 2003 reflected the increased number of properties in the Account.

     The Account also incurred expenses for the three months ended June 30, 2003 and 2002 of $2,939,495 and $2,381,670, respectively, for investment advisory services,  $3,705,697  and  $2,480,785,  respectively,  for  administrative  and distribution services and $994,982 and $847,311, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses for the most part increased as a result of the larger net asset base of the Account and the increased costs associated with administering a larger account.

     The Account had net realized and unrealized losses on investments of $12,519,452 and $19,548,975 for the three months ended June 30, 2003 and 2002, respectively. The difference was primarily due to a decline in the aggregate market value of fewer of the Account's real estate holdings in the three months ended June, 2003 as compared to the same period in 2002. The Account posted net unrealized losses on its real estate investments of $18,860,352 and $24,939,297 for the three months ended June 30, 2003 and 2002, respectively. Due to the strong performance of the REIT market, the Account posted net unrealized gains on its marketable securities of $11,362,030 during the second quarter of 2003, a substantial increase over the net unrealized gain of $2,298,375 during the same period in 2002.

RESULTS FROM DISCONTINUED OPERATIONS

     During the three months ended June 30, 2003, the Account had one real estate property held for sale. In accordance with SFAS No. 144, the investment income and realized and unrealized gains for the three months ended June 30, 2003 and 2002 relating to the properties sold or moved to the held for sale category during 2003, was removed from continuing operations and classified as discontinued operations. The income from the properties during the second quarter of 2003 consisted of rental income of $5,440,488 less operating expenses of $870,753 and real estate taxes of $702,250 resulting in net investment income of $3,867.485. The income from these properties during the second quarter of 2002 consisted of rental income of $5,612,223 less operating expenses of $898,610 and real estate taxes of $649,803 resulting in net investment income of $4,063,810.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003 and 2002, the Account's liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $685,992,594 and $932,113,297, respectively. The decline in the Account's liquid assets was primarily due to the Account's increased investment in real estate.

     During the six months ended June 30, 2003, the Account received $240,926,745 in premiums and $111,345,314 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2002, the Account received $181,936,547 in premiums and $115,392,870 in net participant transfers. The Account's liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account's prospectus, may borrow money and assume or obtain a mortgage on a property - i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account's total borrowings may not exceed 20% of the Account's total net asset value.

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

     VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures, which are not consolidated, are stated at the Account's equity in the net assets of the underlying entities, which value its real estate holdings at fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     N/A

ITEM 4. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed as of June 30, 2003 under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this quarterly reporting period.

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no significant changes in the registrant's internal controls over financial reporting that occurred during the registrant's last fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
     There are no material current or pending legal proceedings that the Account is a party to, or to which the Account's assets are subject.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
     Not applicable.


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

      (a) EXHIBITS

          (3) (A) Charter of TIAA (as amended)(1)

              (B) Bylaws of TIAA (as amended)(1)

          (4) (A) Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Endorsements(2) and Keogh Contract(3)

              (B) Forms of Income-Paying Contracts(2)

          (10)(A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group3, as amended(1)

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

          (31) Rule 13a-15(e)/15d-15(e) Certifications

          (32) Section 1350 Certifications

------------

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

    (b) REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2003

                                          TIAA REAL ESTATE ACCOUNT

                                          By:  TEACHERS INSURANCE AND
                                               ANNUITY ASSOCIATION OF AMERICA

                                          By:  /s/ Herbert M. Allison, Jr.
                                               ---------------------------------
                                               Herbert M. Allison, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer
DATE: August 13, 2003

                                          By:  /s/ Richard L. Gibbs
                                               ---------------------------------
                                               Richard L. Gibbs
                                               Executive Vice President
                                               (Principal Accounting Officer)