Form 10-Q
period 2003-09-30
TIAA REAL ESTATE ACCOUNT
filed 2003-11-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

              Yes [X]        No [ ]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS
                         OF THE TIAA REAL ESTATE ACCOUNT
                               September 30, 2003

                                                                            PAGE

Consolidated Statements of Assets and Liabilities                              3

Consolidated Statements of Operations                                          4

Consolidated Statements of Changes in Net Assets                               5

Consolidated Statements of Cash Flows                                          6

Notes to Consolidated Financial Statements                                     7

Consolidated Statement of Investments                                         13

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2003                 2002
                                                                                   --------------      --------------
                                                                                    (Unaudited)

ASSETS
Investments, at value:
   Real estate properties held for investment ...............................
     (cost: $3,242,111,661 and $3,321,279,641) ..............................      $3,164,910,986      $3,281,332,364
   Other real estate related investments, including joint ventures
     (cost: $249,519,823 and $249,182,234) ..................................         273,918,763         246,906,005
   Marketable securities:
     Real estate related
       (cost: $266,964,817 and $163,146,056) ................................         278,448,851         153,137,369
     Other
       (cost: $894,365,688 and $117,786,465) ................................         894,327,561         117,934,570
Cash ........................................................................             752,818             496,864
Other .......................................................................          72,258,215          70,725,106
                                                                                   --------------      --------------
                                                                 TOTAL ASSETS       4,684,617,194       3,870,532,278
                                                                                   --------------      --------------

LIABILITIES
   Accrued real estate property level expenses and taxes ....................          55,891,193          43,795,572
   Security deposits held ...................................................          11,469,164          11,718,245
   Other ....................................................................                  --                 868
                                                                                   --------------      --------------
                                                            TOTAL LIABILITIES          67,360,357          55,514,685
                                                                                   --------------      --------------
MINORITY INTEREST IN SUBSIDIARIES ...........................................         142,220,562         139,029,033
                                                                                   --------------      --------------

NET ASSETS
   Accumulation Fund ........................................................       4,310,356,307       3,538,288,326
   Annuity Fund .............................................................         164,679,968         137,700,234
                                                                                   --------------      --------------
                                                             TOTAL NET ASSETS      $4,475,036,275      $3,675,988,560
                                                                                   ==============      ==============
NUMBER OF ACCUMULATION UNITS
   OUTSTANDING--Notes 6 and 7 ...............................................           23,421,891          20,346,696
                                                                                   ==============      ==============
NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 ..............................             $184.03             $173.90
                                                                                   ==============      ==============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 FOR THE                            FOR THE
                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ------------------------------     ------------------------------
                                                          2003            2002               2003            2002
                                                     --------------- --------------     --------------- --------------
INVESTMENT INCOME
Real estate income, net:
     Rental income ................................   $ 98,633,787     $69,942,129       $290,978,800    $205,090,570
                                                      ------------     -----------       ------------    ------------
     Real estate property level expenses and taxes:
       Operating expenses .........................     24,684,471      15,322,262         71,017,217      45,669,145
       Real estate taxes ..........................     13,428,349       8,875,622         39,700,031      25,191,777
                                                      ------------     -----------       ------------    ------------
                Total real estate property level
                               expenses and taxes .     38,112,820      24,197,884        110,717,248      70,860,922
                                                      ------------     -----------       ------------    ------------
                          Real estate income, net .     60,520,967      45,744,245        180,261,552     134,229,648
   Income from real estate joint ventures .........      4,468,598       4,638,139         14,620,644       9,243,772
   Interest .......................................      2,096,425       3,711,996          4,402,372      11,581,691
   Dividends ......................................      3,381,215       3,803,851          7,499,103       8,874,146
                                                      ------------     -----------       ------------    ------------
                                       TOTAL INCOME     70,467,205      57,898,231        206,783,671     163,929,257
                                                      ------------     -----------       ------------    ------------
Expenses--Note 2:
   Investment advisory charges ....................      3,635,544       2,597,148          9,370,775       6,948,293
   Administrative and distribution charges ........      3,680,035       2,723,244         11,087,140       7,596,906
   Mortality and expense risk charges .............        755,582         626,784          2,099,836       1,792,460
   Liquidity guarantee charges ....................        318,421         267,386            816,184         747,618
                                                      ------------     -----------       ------------    ------------
                                     TOTAL EXPENSES      8,389,582       6,214,562         23,373,935      17,085,277
                                                      ------------     -----------       ------------    ------------
                             INVESTMENT INCOME, NET     62,077,623      51,683,669        183,409,736     146,843,980
                                                      ------------     -----------       ------------    ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
   Net realized gain (loss) on:
     Marketable securities ........................         40,568       1,428,243           (797,978)      8,840,583
                                                      ------------     -----------       ------------    ------------
          Net realized gain (loss) on investments .         40,568       1,428,243           (797,978)      8,840,583
                                                      ------------     -----------       ------------    ------------
   Net change in unrealized appreciation
     (depreciation) on:
     Real estate properties .......................    (14,580,897)     (4,378,219)       (37,253,398)    (61,241,144)
     Other real estate related investments ........     20,880,331      (6,442,283)        26,675,169      (6,623,957)
     Marketable securities ........................     10,890,810     (19,785,683)        21,306,489     (12,055,025)
                                                      ------------     -----------       ------------    ------------
              Net change in unrealized appreciation
                      (depreciation) on investments     17,190,244     (30,606,185)        10,728,260     (79,920,126)
                                                      ------------     -----------       ------------    ------------
                        NET REALIZED AND UNREALIZED
                         GAIN (LOSS) ON INVESTMENTS     17,230,812     (29,177,942)         9,930,282     (71,079,543)
                                                      ------------     -----------       ------------    ------------
               NET INCREASE IN NET ASSETS RESULTING
                         FROM CONTINUING OPERATIONS
                           BEFORE MINORITY INTEREST
                        AND DISCONTINUED OPERATIONS     79,308,435      22,505,727        193,340,018      75,764,437
Minority interest in net increase in net assets
   resulting from continuing operations ...........     (2,893,330)         42,020         (4,522,199)       (598,827)
                                                      ------------     -----------       ------------    ------------
               NET INCREASE IN NET ASSETS RESULTING
                  FROM CONTINUING OPERATIONS BEFORE
                            DISCONTINUED OPERATIONS     76,415,105      22,547,747        188,817,819      75,165,610
                                                      ------------     -----------       ------------    ------------
Discontinued operations--Note 3:
   Investment income, net .........................      1,315,239       3,849,198          9,230,617      11,598,681
   Realized gain ..................................     33,371,021              --         32,598,548       3,457,196
                                                      ------------     -----------       ------------    ------------
               Net increase in net assets resulting
                       from discontinued operations     34,686,260       3,849,198         41,829,165      15,055,877
                                                      ------------     -----------       ------------    ------------
                         NET INCREASE IN NET ASSETS
                          RESULTING FROM OPERATIONS   $111,101,365     $26,396,945       $230,646,984    $ 90,221,487
                                                      ============     ===========       ============    ============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                 FOR THE                            FOR THE
                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ------------------------------    -------------------------------
                                                           2003           2002               2003            2002
                                                      -------------- ---------------    --------------- ---------------
FROM OPERATIONS
   Investment income, net ........................  $   62,077,623   $   51,683,669    $  183,409,736   $  146,843,980
   Net realized gain (loss) on investments .......          40,568        1,428,243          (797,978)       8,840,583
   Net change in unrealized appreciation
     (depreciation) on investments ...............      17,190,244      (30,606,185)       10,728,260      (79,920,126)
   Minority interest in net increase in net assets
     resulting from continuing operations ........      (2,893,330)          42,020        (4,522,199)        (598,827)
   Net increase in net assets resulting
     from discontinued operations ................      34,686,260        3,849,198        41,829,165       15,055,877
                                                      ------------     ------------     -------------    -------------
                        NET INCREASE IN NET ASSETS
                         RESULTING FROM OPERATIONS     111,101,365       26,396,945       230,646,984       90,221,487
                                                      ------------     ------------     -------------    -------------
FROM PARTICIPANT TRANSACTIONS
   Premiums ......................................     125,951,357       98,559,423       366,878,102      280,495,970
   Net transfers from (to) TIAA ..................      15,927,602      (54,206,195)        4,770,906     (140,463,164)
   Net transfers from CREF Accounts
     and affiliated mutual funds .................     166,569,920       36,135,325       289,071,930      237,785,164
   Annuity and other periodic payments ...........      (4,807,180)      (3,855,165)      (14,078,057)     (11,428,775)
   Withdrawals and death benefits ................     (30,323,403)     (25,595,181)      (78,242,150)     (72,740,647)
                                                      ------------     ------------     -------------    -------------
                        NET INCREASE IN NET ASSETS
                        RESULTING FROM PARTICIPANT
                                      TRANSACTIONS     273,318,296       51,038,207       568,400,731      293,648,548
                                                      ------------     ------------     -------------    -------------
                        NET INCREASE IN NET ASSETS     384,419,661       77,435,152       799,047,715      383,870,035

NET ASSETS
   Beginning of period ...........................   4,090,616,614    3,520,102,060     3,675,988,560    3,213,667,177
                                                    --------------   --------------    --------------   --------------
   End of period .................................  $4,475,036,275   $3,597,537,212    $4,475,036,275   $3,597,537,212
                                                    ==============   ==============    ==============   ==============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 FOR THE                            FOR THE
                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30
                                                     ------------------------------     ------------------------------
                                                          2003            2002               2003            2002
                                                     --------------- --------------     --------------- --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net increase in net assets resulting
   from operations ..............................    $ 111,101,365    $ 26,396,945      $ 230,646,984   $  90,221,487
Adjustments to reconcile net increase
   in net assets resulting from operations
   to net cash used in operating activities:
   Increase in investments ......................     (375,657,998)    (70,936,309)      (812,295,853)   (380,280,062)
   Decrease in other assets                             (9,036,937)    (10,789,178)        (1,533,109)     (5,188,823)
   Increase in payable for securities
     transactions ...............................       (3,139,808)     (6,122,820)              (868)       (113,113)
   Increase in accrued real estate
     property level expenses and taxes ..........        5,268,469       6,532,788         12,095,621          33,840
   Increase (decrease) in security
     deposits held ..............................         (263,666)        299,387           (249,081)       (394,333)
   Increase (decrease) in other liabilities .....       (2,358,440)        (61,698)                --         168,576
   Increase (decrease) in minority interest .....        1,521,537         (87,061)         3,191,529       1,628,423
                                                     -------------    ------------      -------------   -------------
                                 NET CASH USED IN
                             OPERATING ACTIVITIES     (272,565,478)    (54,767,946)      (568,144,777)   (293,924,005)
                                                     -------------    ------------      -------------   -------------

CASH FLOWS FROM PARTICIPANT
   TRANSACTIONS
Premiums ........................................      125,951,357      98,559,423        366,878,102     280,495,970
Net transfers from (to) TIAA ....................       15,927,602     (54,206,195)         4,770,906    (140,463,164)
Net transfers from CREF Accounts
   and affiliated mutual funds ..................      166,569,920      36,135,325        289,071,930     237,785,164
Annuity and other periodic payments .............       (4,807,180)     (3,855,165)       (14,078,057)    (11,428,775)
Withdrawals and death benefits ..................      (30,323,403)    (25,595,181)       (78,242,150)    (72,740,647)
                                                     -------------    ------------      -------------   -------------
                             NET CASH PROVIDED BY
                         PARTICIPANT TRANSACTIONS      273,318,296      51,038,207        568,400,731     293,648,548
                                                     -------------    ------------      -------------   -------------
                  NET INCREASE (DECREASE) IN CASH          752,818      (3,729,739)           255,954        (275,457)

CASH
Beginning of period .............................               --       3,729,739            496,864         275,457
                                                     -------------    ------------      -------------   -------------
End of period ...................................    $     752,818    $         --      $     752,818   $          --
                                                     =============    ============      =============   =============




                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

The TIAA Real Estate Account ("Account") is a segregated investment account of Teachers Insurance and Annuity Association of America ("TIAA") and was established by resolution of TIAA's Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds various properties in wholly-owned and majority-owned subsidiaries which are consolidated for financial statement purposes. The Account also has non-controlling interests in various other properties through joint ventures which are not consolidated. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures which are not consolidated are stated at the Account's equity in the net assets of the underlying entities, which value their real estate holdings at fair value.

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

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date. Realized gains and losses on securities transactions are accounted for under the specific identification method.

FEDERAL INCOME TAXES: Based on provisions of the Internal Revenue Code, the Account is treated for tax purposes as a segregated asset account of TIAA. The Account should incur no material federal income tax attributable to the net investment experience of the Account.

RECLASSIFICATIONS: Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

NOTE 2--MANAGEMENT AGREEMENTS

Investment advisory services for the Account are provided by TIAA associates, under the direction of TIAA's Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA's investment management decisions for the Account are also subject to review by the Account's independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the nine months ended September 30, 2003 been acquired at the beginning of the period (January 1, 2003), rental income and operating expenses for the nine months ended September 30, 2003 would have increased by approximately $4,168,000 and $2,024,000, respectively. In addition, interest income for the nine months ended September 30, 2003 would have decreased by approximately $376,000. Accordingly, the total proforma effect on the Account's net investment income for the nine months ended September 30, 2003 would have been an increase of approximately $1,768,000, if the real estate properties acquired during the nine months ended September 30, 2003 had been acquired at the beginning of the year.

During the nine months ended September 30, 2003 the Account sold two real estate properties. The income for these properties during 2003 (prior to the sale) consisted of rental income of $14,214,748 less operating expenses of $3,314,596 and real estate taxes of $1,669,535 resulting in net investment income of $9,230,617. At the time of sale, the properties had a cost of $154,626,452 and the proceeds of sale were $187,225,000, resulting in a realized gain of $32,598,548.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2047. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

                      YEARS ENDING
                      DECEMBER 31,
                      ------------
                      2003                    $ 318,217,000
                      2004                      287,118,000
                      2005                      250,792,000
                      2006                      205,882,000
                      2007                      178,262,000
                      Thereafter                659,295,000
                                             --------------

                      Total                  $1,899,566,000
                                             ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENTS IN JOINT VENTURES

The Account has an interest in four real estate properties through unconsolidated joint ventures and receives distributions and allocations of profit and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at September 30, 2003 is $218,556,376. The Account's equity in the joint ventures at September 30, 2003 is $237,135,836. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

                                                              SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                              ------------------       -----------------
ASSETS
Real estates properties ...................................      $906,649,775              $851,578,413
Other assets ..............................................        24,650,554                32,997,030
                                                                 ------------              ------------
   Total assets ...........................................      $931,300,329              $884,575,443
                                                                 ============              ============

LIABILITIES AND EQUITY
Mortgages payable, including accrued interest .............      $437,112,751              $385,456,582
Other liabilities .........................................        19,915,906                15,040,756
                                                                 ------------              ------------
   Total liabilities ......................................       457,028,657               400,497,338

EQUITY ....................................................       474,271,672               484,078,105
                                                                 ------------              ------------
   Total liabilities and equity ...........................      $931,300,329              $884,575,443
                                                                 ============              ============

                                                                   FOR THE                   FOR THE
                                                                 NINE MONTHS                  YEAR
                                                                    ENDED                     ENDED
                                                             SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                             ------------------         -----------------

OPERATING REVENUES AND EXPENSES
   Revenues ...............................................      $ 72,489,535              $ 93,708,332
   Expenses ...............................................        42,074,376                54,386,720
                                                                 ------------              ------------
     Excess of revenues over expenses .....................      $ 30,415,159              $ 39,321,612
                                                                 ============              ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.


                                                FOR THE
                                              NINE MONTHS
                                                 ENDED                    YEARS ENDED DECEMBER 31,
                                              SEPTEMBER 30,-------------------------------------------------------
                                                 2003(1)     2002        2001       2000         1999       1998
                                                --------   --------    --------    --------    --------   --------
                                              (Unaudited)
Per Accumulation Unit data:
   Rental income ...........................    $ 13.005   $ 14.537    $ 14.862    $ 14.530    $ 12.168   $ 10.425
   Real estate property
     level expenses and taxes ..............       4.948      4.988       4.754       4.674       3.975      3.403
                                                --------   --------    --------    --------    --------   --------

                     Real estate income, net       8.057      9.549      10.108       9.856       8.193      7.022
   Income from real estate
     joint ventures ........................       0.653      0.665       0.130       0.056          --         --
   Dividends and interest ..................       0.532      1.244       1.950       2.329       2.292      3.082
                                                --------   --------    --------    --------    --------   --------
                                Total income       9.242     11.458      12.188      12.241      10.485     10.104
   Expense charges (2) .....................       1.045      1.097       0.995       0.998       0.853      0.808
                                                --------   --------    --------    --------    --------   --------
                      Investment income, net       8.197     10.361      11.193      11.243       9.632      9.296
   Net realized and unrealized
     gain (loss) on investments ............       1.934     (4.621)     (1.239)      3.995       1.164      0.579
                                                --------   --------    --------    --------    --------   --------
   Net increase in
     Accumulation Unit Value ...............      10.131      5.740       9.954      15.238      10.796      9.875
   Accumulation Unit Value:
     Beginning of year .....................     173.900    168.160     158.206     142.968     132.172    122.297
                                                --------   --------    --------    --------    --------   --------
     End of period .........................    $184.031   $173.900    $168.160    $158.206    $142.968   $132.172
                                                ========   ========    ========    ========    ========   ========
Total return ...............................        5.83%      3.41%       6.29%      10.66%       8.17%      8.07%
Ratios to Average Net Assets:
   Expenses (2) ............................        0.58%      0.67%       0.61%       0.67%       0.63%      0.64%
   Investment income, net ..................        4.80%      6.34%       6.81%       7.50%       7.13%      7.34%
Portfolio turnover rate:
   Real estate properties ..................        1.63%      0.93%       4.61%       3.87%       4.46%         0%
   Securities ..............................       43.44%     52.08%      40.62%      32.86%      27.68%     24.54%
Thousands of Accumulation Units
   outstanding at end of period ............      23,422     20,347      18,456      14,605      11,487      8,834

(1)  The percentages shown for this period are not annualized.

(2) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2003 would be $5.993 ($6.085, $5.749, $5.672, $4.828 and $4.211 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2003 would be 3.34% (3.72%, 3.50%, 3.79%, 3.58% and 3.32% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:


                                                                              FOR THE              FOR THE
                                                                            NINE MONTHS             YEAR
                                                                               ENDED                ENDED
                                                                        SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                        ------------------    -----------------
Accumulation Units:
   Credited for premiums ............................................        2,058,836            2,310,355
   Credited (cancelled) for transfers, net disbursements and
     amounts applied to the Annuity Fund ............................        1,016,359             (420,104)
   Outstanding:
     Beginning of period ............................................       20,346,696           18,456,445
                                                                            ----------           ----------
     End of period ..................................................       23,421,891           20,346,696
                                                                            ==========           ==========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2003, the Account had no outstanding commitments.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003
REAL ESTATE PROPERTIES--68.63%
LOCATION / DESCRIPTION                                             VALUE
----------------------                                             -----
ARIZONA:
      Biltmore Commerce Center--Office building .............   $ 28,485,403
CALIFORNIA:
      9 Hutton Centre--Office building ......................     20,315,072
      88 Kearny Street--Office building .....................     66,705,065
      Cabot Industrial Portfolio--Industrial Building .......     47,692,188(1)
      Capitol Place--Office Building ........................     38,787,022
      Eastgate Distribution Center--Industrial building .....     16,250,000
      Kenwood Mews--Apartments ..............................     22,728,722
      Larkspur Courts--Apartments ...........................     56,000,000
      The Legacy at Westwood--Apartments ....................     85,018,846
      Northpoint Commerce Center--Industrial building .......     39,500,000
      Ontario Industrial Portfolio--Industrial building .....    113,900,000
      Regents Court--Apartments .............................     49,600,000
      Westcreek--Apartments .................................     19,426,623
      Westwood Marketplace--Shopping center .................     74,000,000
COLORADO:
      The Lodge at Willow Creek--Apartments .................     31,600,000
      Monte Vista--Apartments ...............................     20,612,695
CONNECTICUT:
      Ten & Twenty Westport Road--Office building ...........    142,000,000
FLORIDA:
      701 Brickell--Office building .........................    179,999,889
      Doral Pointe--Apartments ..............................     42,510,990
      Golfview--Apartments ..................................     27,040,000
      The Fairways of Carolina--Apartments ..................     16,110,572
      The Greens at Metrowest--Apartments ...................     13,900,000
      Maitland Promenade One--Office building ...............     36,000,000
      Plantation Grove--Shopping center .....................      8,200,000
      Pointe on Tampa Bay--Office building ..................     41,786,290
      Quiet Waters at Coquina Lakes--Apartments .............     17,600,000
      Royal St. George--Apartments ..........................     17,100,000
      Sawgrass Office Portfolio--Office building ............     44,000,000
      South Florida Apartment Portfolio--Apartments .........     46,800,000
GEORGIA:
      Alexan Buckhead--Apartments ...........................     43,000,000
      Atlanta Industrial Portfolio--Industrial building .....     38,000,000
ILLINOIS:
      Chicago Industrial Portfolio--Industrial building .....     58,457,498
      Columbia Center III--Office building ..................     31,200,000
      Oak Brook Regency Towers--Office building .............     66,800,000
      Parkview Plaza--Office building .......................     50,415,075
      Rolling Meadows--Shopping center ......................     13,400,000
KENTUCKY:
      IDI Kentucky Portfolio--Industrial building ...........     50,000,000
MARYLAND:
      Corporate Boulevard--Office building ..................     69,598,495
      FEDEX Distribution Facility--Industrial building ......      7,600,000
      Longview Executive Park--Office building ..............     23,600,000

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003
LOCATION / DESCRIPTION                                            VALUE
-------------------                                               -----
MASSACHUSETTS:
      Batterymarch Park II--Office building .................   $ 10,781,018
      Longwood Towers--Apartments ...........................     77,000,000
      Mellon Financial Center at One Boston Place--
         Office building ....................................    254,000,000(1)
      Needham Corporate Center--Office building .............     20,321,877
MICHIGAN:
      Indian Creek--Apartments ..............................     17,700,000
MINNESOTA:
      Interstate Crossing--Industrial building ..............      6,300,000
      River Road Distribution Center--Industrial building ...      4,150,000
NEVADA:
      UPS Distribution Facility--Industrial building ........     11,500,000
NEW JERSEY:
      10 Waterview Boulevard--Office building ...............     26,536,408
      371 Hoes Lane--Office building ........................      8,626,993
      Konica Photo Imaging Headquarters--Industrial building      18,500,000
      Morris Corporate Center III--Office building ..........     92,500,000
      South River Road Industrial--Industrial building ......     31,600,000
NEW YORK:
      780 Third Avenue--Office building .....................    181,069,580
      The Colorado--Apartments ..............................     54,138,701
NORTH CAROLINA:
      The Lynnwood Collection--Shopping center ..............      8,000,000
      The Millbrook Collection--Shopping center .............      7,000,000
OHIO:
      Bent Tree--Apartments .................................     13,302,734
      BISYS Fund Services Building--Office building .........     35,500,000(1)
      Columbus Portfolio--Office building ...................     22,200,000
      Northmark Business Center--Office building ............      5,500,000
OREGON:
      Five Centerpointe--Office building ....................     13,300,000
PENNSYLVANIA:
      Lincoln Woods--Apartments .............................     24,622,470
TEXAS:
      Butterfield Industrial Park--Industrial building ......      4,500,000(2)
      Dallas Industrial Portfolio--Industrial building ......    138,000,000
      The Legends at Chase Oaks--Apartments .................     26,000,000
UTAH:
      Landmark at Salt Lake City (Building #4)--
         Industrial building ................................     12,500,000
VIRGINIA:
      Ashford Meadows--Apartments ...........................     61,016,052
      Fairgate at Ballston--Office building .................     28,404,708
      Monument Place--Office building .......................     33,000,000
WASHINGTON DC:
      1015 15th Street--Office building .....................     54,300,000
      The Farragut Building--Office building ................     47,300,000
                                                              --------------
      TOTAL REAL ESTATE PROPERTIES (Cost $3,242,111,661) .... $3,164,910,986
                                                              --------------

(1) This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.

(2)  Leasehold interest only.

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003
OTHER REAL ESTATE RELATED INVESTMENTS--5.94%

                                                                                                  VALUE
                                                                                                  -----
REAL ESTATE JOINT VENTURE--5.14%
      Florida Mall Association, Ltd.
        The Florida Mall (50% Account Interest) * .....................................       $ 99,416,903
      Teachers REA IV, LLC, which owns
        Tyson's Executive Plaza II (50% Account Interest) .............................         25,691,773
      West Dade County Associates
        Miami International Mall (50% Account Interest) * .............................         38,068,096
      West Town Mall Joint Venture
        West Town Mall (50% Account Interest) * .......................................         73,959,064
                                                                                              ------------
      TOTAL REAL ESTATE JOINT VENTURE (Cost $212,831,011) .............................        237,135,836
                                                                                              ------------

LIMITED PARTNERSHIPS--0.80%
      MONY/Transwestern Mezzanine Realty Partners L.P.
        (19.76% Account Interest) .....................................................         18,746,851
      Essex Apartment Value Fund, L.P. (10% Account Interest) .........................         18,036,076
                                                                                              ------------
      TOTAL LIMITED PARTNERSHIP (Cost $36,688,812) ....................................         36,782,927
                                                                                              ------------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $249,519,823) .......................        273,918,763
                                                                                              ------------

MARKETABLE SECURITIES--25.43%

REAL ESTATE RELATED--6.04%

REAL ESTATE INVESTMENT TRUSTS--4.89%

        SHARES       ISSUER
        -------      ------
         75,600      Alexandria Real Estate Equities, Inc .............................          3,631,068
         90,000      Apartment Investment & Management Co .............................          3,542,400
        200,325      Archstone-Smith Trust ............................................          5,284,573
      1,160,000      Ashford Hospitality Trust ........................................         10,405,200
        115,000      Avalonbay Communities Inc ........................................          5,382,000
        206,800      Boston Properties, Inc ...........................................          8,989,596
        315,000      BRE Properties ...................................................         10,388,700
         65,000      Chelsea Property Group, Inc ......................................          3,113,500
        200,000      Entertainment Properties Trust ...................................          6,000,000
        400,000      Equity Office Properties Trust ...................................         11,012,000
        300,000      Equity One Inc ...................................................          5,100,000
        203,800      Equity Residential ...............................................          5,967,264
         70,000      Gables Residential Trust .........................................          2,262,400
        240,000      Health Care Reit Inc .............................................          7,404,000
        114,700      Hilton Hotels Corp ...............................................          1,860,434
        722,800      Host Marriott Corp ...............................................          7,755,644
        470,750      Kimco Realty Corp. ...............................................         19,286,628
        290,000      LTC Properties. ..................................................          7,975,000
        200,000      Macerich Company/ The ............................................          7,550,000
         47,100      Manufactured Home Communities, Inc. ..............................          1,845,378
        800,000      Meristar Hospitality Trust .......................................          5,664,000
        290,000      Mission West Properties, Inc .....................................          3,584,400
        130,000      Post Properties, Inc .............................................          3,539,900

* The market value reflects the Account's interest in the joint venture after debt.

                See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003

       SHARES        ISSUER                                                                    VALUE
       --------      ------                                                                    -----
        300,000      Prentiss Properties Trust ........................................        $ 9,300,000
        430,000      Prologis Trust ...................................................         13,007,500
        385,000      PS Business Parks Inc ............................................         14,529,900
        184,700      Public Storage, Inc ..............................................          7,245,781
        250,000      Ramco-Gershenson Properties ......................................          6,362,500
         99,300      Reckson Associates Realty Corp ...................................          2,294,823
        160,900      Simon Property Group, Inc ........................................          7,012,022
        800,000      United Dominion Realty Trust .....................................         14,648,000
        380,000      Winston Hotels Inc ...............................................          3,458,000
                                                                                              ------------
TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $213,324,130) ...............................        225,402,611
                                                                                              ------------

COMMERCIAL MORTGAGE BACKED SECURITIES--1.15%
      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE
      ----------     --------------------------------------
   $ 10,000,000      GSMS 2001-Rock A2FL
                       1.480% 05/03/18 ................................................          9,699,910
     20,000,000      LBF 1.49%
                       1.500% 06/14/17 ................................................         20,011,400
     10,000,000      MSDWC 2001-280 A2F
                       1.510% 02/03/11 ................................................          9,790,970
      8,637,162      Opryland Hotel Trust
                       1.575% 04/01/11 ................................................          8,613,470
      5,000,000      Trize 2001--TZHA A3FL
                       1.490% 03/15/13 ................................................          4,930,490
                                                                                              ------------
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
                     (Cost $53,640,687) ...............................................         53,046,240
                                                                                              ------------
TOTAL REAL ESTATE RELATED (Cost $266,964,817) .........................................        278,448,851
                                                                                              ------------

OTHER--19.39%

COMMERCIAL PAPER--19.39%
     25,000,000      American Honda Finance, Corp
                       1.050% 10/30/03 ................................................         24,978,125
     20,000,000      Asset Securitization Cooperative Corp
                       1.050% 10/27/03 ................................................         19,984,250
     15,000,000      BellSouth Corp
                       1.010% 10/06/03 ................................................         14,997,375
     24,000,000      Beta Finance, Inc
                       1.050% 10/22/03 ................................................         23,984,600
     24,279,000      Cargill Global Funding Place
                       1.080% 10/01/03 ................................................         24,278,285
     25,000,000      Ciesco LLP
                       1.050% 11/06/03 ................................................         24,973,021
     10,000,000      Clorox Co
                       1.010% 10/23/03 ................................................          9,993,292
     15,300,000      Corporate Asset Funding Corp, Inc
                       1.060% 10/02/03 ................................................         15,299,108
     10,000,000      Corporate Asset Funding Corp, Inc
                       1.110% 10/01/03 ................................................          9,999,706
     18,700,000      Delaware Funding Corp
                       1.040% 10/17/03 ................................................         18,690,728

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003

      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE                                       VALUE
      ---------      --------------------------------------                                       -----
    $ 4,045,000      Delaware Funding Corp
                       1.050% 10/27/03 ................................................       $  4,041,815
     26,900,000      Federal Home Loan Banks
                       1.030% 10/15/03 ................................................         26,888,455
      6,924,000      Federal Home Loan Banks
                       1.020% 11/21/03 ................................................          6,913,599
      9,200,000      Federal Home Loan Mortgage Corp
                       1.010% 10/09/03 ................................................          9,197,654
    116,500,000      Federal Home Loan Mortgage Corp
                       1.020% 10/31/03 ................................................        116,396,671
     32,000,000      Federal National Mortgage Association
                       1.045% 12/17/03 ................................................         31,927,200
     17,433,000      Federal National Mortgage Association
                       0.95% 10/06/03 .................................................         17,430,036
     50,000,000      Federal National Mortgage Association
                       1.050% 01/30/04 ................................................         49,817,000
     50,000,000      Federal National Mortgage Association
                       1.030% 11/06/03 ................................................         49,947,069
     10,000,000      Federal National Mortgage Association
                       1.045% 12/24/03 ................................................          9,975,208
     25,000,000      Federal National Mortgage Association
                       1.060% 12/03/03 ................................................         24,953,333
     25,000,000      General Electric Capital Corp
                       1.070% 12/16/03 ................................................         24,942,250
     25,000,000      Govco Incorporated
                       1.040% 10/29/03 ................................................         24,978,854
     15,000,000      Greyhawk Funding LLC
                       1.070% 11/13/03 ................................................         14,980,750
     10,000,000      Greyhawk Funding LLC
                       1.100% 01/20/04 ................................................          9,966,089
     10,000,000      Kitty Hawk Funding Corp
                       1.050% 10/21/03 ................................................          9,993,875
     20,000,000      Links Finance LLC
                       1.060% 12/22/03 ................................................         19,950,200
     20,018,000      Park Avenue Receivables Corp
                       1.040% 10/22/03 ................................................         20,005,155
     25,000,000      Pfizer, Inc
                       1.020% 11/06/03 ................................................         24,973,021
     25,000,000      Preferred Receivables Funding Corp
                       1.050% 10/14/03 ................................................         24,989,597
     25,000,000      Proctor & Gamble
                       1.020% 10/07/03 ................................................         24,994,896
     25,000,000      Receivables Capital Corp
                       1.050% 10/17/03 ................................................         24,987,604
     25,000,000      Royal Bank of Scotland
                       1.050% 12/16/03 ................................................         24,996,777
     15,000,000      SBC International, Inc
                       1.030% 10/23/03 ................................................         14,989,938
     25,000,000      Sigma Finance Inc
                       1.090% 01/06/04 ................................................         24,925,820

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2003

      PRINCIPAL      ISSUER, CURRENT RATE AND MATURITY DATE                                       VALUE
      ---------      --------------------------------------                                       -----
   $ 20,000,000      UBS Finance, (Delaware) Inc
                       1.035% 10/07/03 ................................................       $ 19,995,917
     10,000,000      United Technologies Corp
                       1.030% 10/08/03 ................................................          9,997,622
     25,000,000      Variable Funding Capital Corporation
                       1.050% 10/10/03 ................................................         24,992,569
     15,000,000      Wells Fargo
                       1.070% 10/08/03 ................................................         15,000,097
                                                                                            --------------

    TOTAL COMMERCIAL PAPER (Amortized cost $894,365,688) ..............................        894,327,561
                                                                                            --------------

TOTAL OTHER (Cost $894,365,688) .......................................................        894,327,561
                                                                                            --------------

TOTAL MARKETABLE SECURITIES (Cost $1,161,330,505) .....................................      1,172,776,412
                                                                                            --------------

TOTAL INVESTMENTS--100.00% (Cost $4,652,961,989) ......................................     $4,611,606,161
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

As of September 30, 2003, the TIAA Real Estate Account owned a total of 76 real estate properties, representing 73.77% of the Account's total investment portfolio. These included 30 office properties (two of which are held in consolidated joint ventures and one in an unconsolidated joint venture), 16 industrial properties (including one consolidated development joint venture project), 22 apartment complexes, and 8 retail properties (including the three unconsolidated joint ventures that each own a regional mall in which the Account owns 50% partnership interest). The following chart breaks down the Account's real estate assets by region and property type, based on the market values of the properties as stated in the consolidated financial statements:

                           EAST       MIDWEST      SOUTH      WEST        TOTAL
                           (25)         (12)       (20)       (19)        (76)
                          ------       ------     ------     ------      ------
  Office (30)              29.9%         6.2%       8.9%       4.9%       49.9%
  Industrial (16)           3.2%         2.0%       5.3%       7.1%       17.6%
  Residential (22)          6.4%         0.9%       7.4%       8.4%       23.1%
  Retail (8)                0.4%         0.4%       6.4%       2.2%        9.4%
                          ------       ------     ------     ------     -------
  TOTAL (76)               39.9%         9.5%      28.0%      22.6%      100.0%
  (   ) Number of properties in parentheses.

The following table lists the Account's 10 largest properties by market value as of September 30, 2003:

 -----------------------------------------------------------------------------
                                         PROPERTY     MARKET VALUE   % OF NET
 PROPERTY NAME                  STATE    TYPE         (IN MILLIONS)   ASSETS
 -----------------------------------------------------------------------------
 Mellon Financial Center at
   One Boston Place              MA      Office          $254.0*       5.68%*
 780 Third Avenue                NY      Office          $181.0        4.05%
 701 Brickell                    FL      Office          $180.0        4.02%
 Ten & Twenty Westport Road      CT      Office          $142.0        3.17%
 Dallas Industrial Portfolio     TX      Industrial      $138.0        3.08%
 Ontario Industrial Portfolio    CA      Industrial      $113.9        2.55%
 The Florida Mall                FL      Retail          $ 99.4**      2.22%
 Morris Corporate Center III     NJ      Office          $ 92.5        2.07%
 The Legacy at Westwood
   Apartments                    CA      Residential     $ 85.0        1.90%
 Longwood Towers                 MA      Residential     $ 77.0        1.72%
 -----------------------------------------------------------------------------

* This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interests. The market value of the Account's interest in the property is $127.6 million, which represents 3.91% of the market value of the Account's net assets.

** This property is held in joint venture and is subject to debt. The market value reflects the Account's interest in the joint venture after debt.

During the third quarter of 2003, the Account purchased one office property for a purchase price of approximately $38.7 million and sold an office building in the amount of approximately $181.7 million. As of September 30, 2003, the Account had no outstanding commitments. Subsequent to the end of the third quarter, however, the Account has five purchase commitments in the total amount of $467,006,250. The Account continues to pursue suitable real estate properties for acquisition, and is currently in various stages of negotiations on several properties.

As of September 30, 2003, the Account also held investments in real estate investment trusts (REITs), representing 4.89% of the portfolio, commercial mortgage backed securities (CMBS), representing 1.15% of the portfolio, commercial paper, representing 19.39% of the portfolio and real estate limited partnerships, representing 0.80% of the portfolio.

REAL ESTATE MARKET OUTLOOK IN GENERAL

Although the National Bureau of Economic Research (NBER) has announced that the national recession has ended, U.S. economic conditions remain lackluster. Employment in the U.S. contracted through much of 2003; however, preliminary September 2003 data indicates the total employment during September grew nationally by a modest 57,000 jobs, the first gain reported for the year. While the Federal Reserve recently reported that the pace of economic expansion has picked up in virtually all districts, there are few signs of a meaningful recovery in commercial real estate market conditions. Businesses appear reluctant to hire and to commit to new space until the U.S. economy appears to be on firmer ground.

Office and industrial vacancies may have peaked. Preliminary third quarter data from Torto-Wheaton indicates that office vacancies averaged 16.9% in each of the last three quarters, and industrial vacancies averaged 11.7% as of the third quarter of 2003 compared to 11.6% as of the end of the second quarter of 2003. According to MP/F Research, apartment vacancies in institutional grade apartments averaged 6.6% as of the second quarter 2003, compared with 6.3% in the second quarter of 2002. Recent data from REIS, Inc. states that retail space vacancies in regional malls averaged 5.7% as of the second quarter of 2003, compared to 5.5% in first quarter of 2003, and vacancies in neighborhood and community centers averaged 6.8% as of second quarter of 2003, identical to that in the first quarter of 2003. (Third quarter data are not yet available for the apartment and retail sectors).

While the timing and strength of the economic recovery are not predictable, there is continued growth in the U.S. Gross Domestic Product, improvement in business productivity and an increase in hiring by temporary help firms, which often precedes full-time hiring. In addition, more modest office and warehouse construction should ultimately improve supply/demand fundamentals when employment growth and space demand rebounds. The effects of a "jobless" economic recovery, however, cloud the outlook for commercial real estate markets.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS FROM CONTINUING OPERATIONS

The Account's total net return was 5.83% for the nine months ended September 30, 2003 and 2.67% for the nine months ended September 30, 2002. This increase in the Account's total return was to due to the strong performance of the Account's real estate holdings, as well as its REIT holdings.

The Account's net investment income after deduction of all expenses was 24.9% higher for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was primarily due to a 24.4% increase in total net assets and the increase in real estate holdings over the same period.

The Account's real estate holdings, including joint venture investments, generated approximately 94.2% and 87.5% of the Account's total investment income (before deducting Account level expenses) during the nine months ended September 30, 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

Gross real estate rental income increased approximately 41.9% in the nine months ended September 30, 2003, as compared to the 10.6% increase over the same period in 2002 when compared with 2001. This increase was due to the increased number of properties owned by the Account as of September 30, 2003 as compared with September 30, 2002. Income from real estate joint ventures was $14,620,644 for the nine months ended September 30, 2003, as compared with $9,243,772 for the same period in 2002. Interest income on the Account's marketable securities investments decreased from $11,581,691 for the nine months ended September 30, 2002 to $4,402,372 for the months ended September 30, 2003 due to the continued low interest rate environment. Dividend income on the Account's REIT investments decreased from $8,874,146 for the nine months ended September 30, 2002 to $7,499,103 for the nine months ended September 30, 2003.

Total property level expenses for the nine months ended September 30, 2003 and 2002 were $110,717,248, and $70,860,922, respectively. In the nine months ended September 30, 2003 and 2002, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The 56% increase in property level expenses from the nine months ended September 30, 2002 compared to the same period ended 2003 reflected the increased number of properties in the Account, as well as an increase in certain operating expenses, including insurance and security costs.

The Account also incurred expenses for the nine months ended September 30, 2003 and 2002 of $9,370,775 and $6,948,293 respectively, for investment advisory services, $11,087,140 and $7,596,906, respectively, for administrative and distribution services and $2,916,020 and $2,540,078, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering the Account.

Including the net gains realized by the Account for properties sold (which are reported under discontinued operations), the Account had net realized and unrealized gains on investments of $42,528,830 for the nine months ended
September 30, 2003, compared with net realized and unrealized losses on investments of $67,622,347 for the nine months ended September 30, 2002. The substantial increase is due to the gains the Account realized on the two properties sold during the period (see details under "Results from Discontinued Operations" below) and the unrealized gains on both the Account's joint ventures and its marketable securities for the nine month period in 2003. The increase is also due to the substantial decrease in the magnitude of unrealized losses on the Account's real estate holdings for the nine months ended September 30, 2003, as compared to the same period in 2002.

The Account had net realized gains of $32,598,548 for the sale of two properties during the nine months ended September 30, 2003, as compared with $3,457,196 for the sale of two properties during the same period in 2002. The Account had unrealized gains on its joint venture holdings of $26,675,169 during the nine months ended September 30, 2003, as compared with losses during the same period in 2002, which can be attributed to the increase in value of three regional malls in which the Account owns a joint venture interest. The decrease in unrealized losses on the Account's real estate holdings can be attributed to a decrease in the number of properties affected by declines in value during the nine months ended September 30, 2003, as compared with the same period in 2002. The Account's marketable securities for the nine months ended September 30, 2003 had net realized and unrealized gains totaling $20,508,511, as compared with net realized and unrealized losses of $3,214,442 for the nine months ended September 30, 2002. The net gains on the Account's marketable securities for the period ended September 30, 2003 was due to the strong performance of the REIT markets during the period.

RESULTS FROM DISCONTINUED OPERATIONS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Account adopted SFAS No. 144 as of January 1, 2002. During both the nine months ended September 30, 2003 and the nine months ended September 30, 2002, two real estate properties were sold (four properties in total). In accordance with SFAS No. 144, the investment income and realized gain for the nine months ended September 30, 2003 and 2002 related to each of these properties was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income from the properties sold in the nine months ended September 30, 2003, consisted of rental income of $14,214,748 less operating expenses of $3,314,596 and real estate taxes of $1,669,535, resulting in net investment income of $9,230,617. The income from the properties sold in the nine months ended September 30, 2003, together with the two properties sold in the nine months ended September 30, 2002 consisted of rental income of $16,610,479 less operating expenses of $2,880,717 and real estate taxes of $2,131,081, resulting in net investment income of $11,598,681. At the time of sale, the properties sold in 2003 had a cost of $154,626,452 and the proceeds of sale were $187,225,000, resulting in a net realized gain of $32,598,548. The properties sold in 2002 had a cost of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a net realized gain of $3,457,196.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS FROM CONTINUING OPERATIONS

For the three months ended September 30, 2003, the Account's total net return was 2.62%. This was 187 basis points higher than the return of 0.75% for the three months ending September 30, 2002. The returns were higher in the 2003 period as compared to the same time in 2002 primarily due to the strong performance of the Account's real estate and REIT holdings. The Account's net investment income, after deduction of all expenses, was $62,077,623 for the three months ended September 30, 2003 and $51,683,669 for the three months ended September 30, 2002, a 20% increase.

The Account's real estate holdings including joint ventures generated approximately 92% and 87% of the Account's total investment income (before deducting Account level expenses) during the three months ended September 30, 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 41% in the three months ended September 30, 2003 compared with the same period in 2002 due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures was $4,468,598 and $4,638,139 in the three months ended September 30, 2003 and September 30, 2002, respectively. Interest income on the Account's marketable securities investments for the three months ended September 30, 2003 and 2002 totaled $2,096,425 and $3,711,996, respectively. This decline was due to a decrease in the amount of non-real estate assets held by the Account. Dividend income on the Account's investments in REITs decreased slightly to $3,381,215 for the three months ended September 30, 2003, from $3,803,851 for the three months ended September 30, 2002.

Total property level expenses for the three months ended September 30, 2003 were $38,112,820, of which $24,684,471 was attributable to operating expenses and $13,428,349 represented real estate taxes. Total property level expenses for same period in 2002 were $24,197,884, of which $15,322,262 was attributable to operating expenses and $8,875,622 was attributable to real estate taxes. The increase in property level expenses during the three months ended September 30,
 2003 as compared to the same period 2002 reflected the increased number of properties in the Account.

The Account also incurred expenses for the three months ended September 30, 2003 and 2002 of $3,635,544 and $2,597,148, respectively, for investment advisory services, $3,680,035 and $2,723,244, respectively, for administrative and distribution services and $1,074,003 and $894,170, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses for the most part increased as a result of the larger net asset base of the Account and the increased costs associated with administering a larger account.

Including the net gains realized by the Account for properties sold (which are reported under "Results from Discontinued Operations"), the Account had net realized and unrealized gains on investments of $50,601,833 and net realized and unrealized losses on investments of $29,177,942 for the three months ended September 30, 2003 and 2002, respectively. The substantial difference was primarily due to the gains the Account realized on property sold during the period (see details under "Results from Discontinued Operations" above) and the unrealized gains on both the Account's joint ventures and its marketable securities for the three month period in 2003. The increase is also due to the substantial decrease in the magnitude of unrealized losses on the Account's real estate holdings for the three months ended September 30, 2003, as compared to the same period in 2002.

The Account had realized gains of $33,371,021 for the sale of one property during the three months ended September 30, 2003, as compared with no gains for the same period in 2002. The Account had unrealized gain on its joint venture holdings of $20,880,331 for the three months ended September 30, 2003, as compared to unrealized losses of $6,442,283 for the same period, which can be attributed to an increase in value of the three regional malls owned by the Account. The decrease in unrealized losses on the Account's real estate holdings can be attributed to a decrease in the number of properties affected by declines in value during the three months ended September 30, 2003, as compared with the same period in 2002. Due to the strong performance of the REIT market and the increase in the Account's REIT holdings to 4.89% as of September 30, 2003 compared to 2.15% as of the end of June 30, 2003, the Account posted net realized and unrealized gains on its marketable securities of $10,931,378 during the third quarter of 2003, a substantial increase over the net unrealized loss of $18,357,440 during the same period in 2002.

RESULTS FROM DISCONTINUED OPERATIONS

During the three months ended September 30, 2003, the Account sold one real estate property. In accordance with SFAS No. 144, the investment income and realized and unrealized gains for the three months ended September 30, 2003 and 2002 relating to the property sold during 2003, was removed from continuing operations and classified as discontinued operations. The income from the property during the third quarter of 2003 consisted of rental income of $3,149,121 less operating expenses of $1,484,867 and real estate taxes of $349,018 resulting in net investment income of $1,315,239. The income from this property during the second quarter of 2002 consisted of rental income of $5,409,946 less operating expenses of $953,925 and real estate taxes of $606,822 resulting in net investment income of $3,849,199.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 and 2002, the Account's liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $1,173,529,230 and $846,288,825, respectively. The increase in the Account's liquid assets is primarily due to the less than normal flow of real estate purchase opportunities through the end of September 2003 and the substantial net positive inflow of transfers and premiums into the Account. Since the end of the third quarter 2003, however, the Account has committed to purchase five real estate properties in the total amount of $467,006,250. This acquisition activity will decrease our cash position when the purchases are closed.

During the nine months ended September 30, 2003, the Account received $366,878,102 in premiums and $293,842,836 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2002, the Account received $280,495,970 in premiums and $97,322,000 in net participant transfers. The Account's liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

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

VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures which are not consolidated are stated at the Account's equity in the net assets of the underlying entities, which value its real estate holdings at fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed as of September 30, 2003 under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this quarterly reporting period.

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

(a) EXHIBITS

    (3) (A) Charter of TIAA (as amended)(1)

        (B) Bylaws of TIAA (as amended)(1)

    (4) (A) Forms  of  RA,  GRA,  GSRA,  SRA,  and   IRA  Real  Estate   Account
Endorsements(2) and Keogh Contract(3)

        (B) Forms of Income-Paying Contracts(2)

    (10)(A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group3, as amended1

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

    (31) Rule 13a-15(e)/15d-15(e) Certifications

    (32) Section 1350 Certifications

------------

1 Previously filed and incorporated herein by reference to the Account's Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2002. (File No. 333-83964).

2 Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account's Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

3 Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account's Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

4 Previously filed and incorporated herein by reference to the Account's Registration statement on Form S-1 filed April 27, 2001. (File No. 333-59778).

     (b) REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2003

                                          TIAA REAL ESTATE ACCOUNT

                                          By:   TEACHERS INSURANCE AND
                                                ANNUITY ASSOCIATION OF AMERICA

                                          By:   /s/ Herbert M. Allison, Jr.
                                                --------------------------------
                                                Herbert M. Allison, Jr.
                                                Chairman of the Board, President
                                                and Chief Executive Officer

DATE: November 12, 2003

                                          By:   /s/ Elizabeth A. Monrad
                                                --------------------------------
                                                Elizabeth A. Monrad
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)