Form 10-K
period 2003-12-31
TIAA REAL ESTATE ACCOUNT
filed 2004-03-12
CIK 946155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

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

                             YES |X|         NO |_|

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

                                     PART I

ITEM 1. BUSINESS.

      GENERAL. The TIAA Real Estate Account (the "Real Estate Account" or the "Account") was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America ("TIAA"), a New York insurance company, by resolution of TIAA's Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account (all of which has been repaid by the Account), and interests in the Account were first offered to eligible participants on October 2, 1995.

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

      NET ASSETS AND PORTFOLIO INVESTMENTS. As of December 31, 2003, the Account's net assets totaled $4,793,422,161. At December 31, 2003, the Account held a total of 87 real estate properties (including its interests in four real estate-related joint ventures), representing

84.26% of the Account's total investment portfolio. As of that date, the Account also held investments in real estate investment trusts (REITs), representing 5.24% of the portfolio, collateralized mortgage backed securities (CMBSs), representing 1.05% of the portfolio, real estate limited partnerships, representing 0.83% of the portfolio, and commercial paper and government bonds, representing 8.62% of the portfolio.

      PERSONNEL AND MANAGEMENT. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA's Board of Trustees and Investment Committee, manage the investment of the Account's assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, LLC ("Services"), a subsidiary of TIAA, provide all portfolio accounting, custodial, distribution, administrative and related services for the Account at cost.

      AVAILABLE INFORMATION. The Account's annual report on Form 10-K, any quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org.

ITEM 2. PROPERTIES.

THE PROPERTIES--IN GENERAL

      In the table below you will find general information about each of the Account's portfolio properties as of December 31, 2003.

                                                                                                         ANNUAL AVG.
                                                                                RENTABLE                 BASE RENT
                                                   YEAR            YEAR         AREA           PERCENT   PER LEASED       MARKET
PROPERTY                       LOCATION            BUILT           PURCHASED    (SQ. FT.)(1)   LEASED    SQ. FT.(2)       VALUE(3)
--------                       --------            -----           ---------    ------------   ------    ----------       --------
OFFICE PROPERTIES

Mellon Financial Center at
 One Boston Place(4)           Boston, MA          1970(6)         2002           782,241        90%        $36.57     $ 248,000,000

161 North Clark Street(5)      Chicago, IL         1992            2003         1,010,520        97%        $15.14     $ 209,051,330

780 Third Avenue               New York, NY        1984            1999           487,501        90%        $42.75     $ 180,000,000

701 Brickell                   Miami, FL           1986(6)         2002           677,667        95%        $17.01     $ 177,009,565

Ten & Twenty Westport Road     Wilton, CT          1974(6); 2001   2001           538,840       100%        $25.15     $ 144,000,000

Treat Towers(5)                Walnut Creek, CA    1999            2003           367,313       100%        $32.00     $ 112,941,315

Prominence in Buckhead(5)      Atlanta, GA         1999            2003           424,309        90%        $28.62     $  92,494,922

Morris Corporate Center III    Parsippany, NJ      1990            2000           525,154        83%        $20.91     $  90,000,000

Corporate Boulevard            Rockville, MD       1984-1989       2002           339,786        91%        $21.48     $  69,500,000

Oak Brook Regency Towers       Oakbrook, IL        1977(6)         2002           402,318        89%        $14.06     $  67,300,000

88 Kearny Street               San Francisco, CA   1986            1999           228,470        82%        $37.62     $  62,541,205

1015 15th Street               Washington, DC      1978(6)         2001           184,825        99%        $30.44     $  54,300,000

Parkview Plaza(7)              Oakbrook, IL        1990            1997           266,020        95%        $19.19     $  50,400,000

The Farragut Building          Washington, DC      1962(6)         2002           146,792        66%        $25.82     $  45,700,000

                                                                                                         ANNUAL AVG.
                                                                                  RENTABLE               BASE RENT
                                                       YEAR          YEAR         AREA          PERCENT  PER LEASED       MARKET
PROPERTY                         LOCATION              BUILT         PURCHASED    (SQ. FT.)(1)  LEASED   SQ. FT.(2)       VALUE(3)
--------                         --------              -----         ---------    ------------  ------   ----------       --------
Sawgrass Office Portfolio        Sunrise, FL           1997-2000     1997,          344,009       95%       $12.43    $   45,400,000
                                                                     1999-2000

The Pointe on Tampa Bay          Tampa, FL             1982(6)       2002           249,215       88%       $20.94    $   42,100,000

3 Hutton Centre                  Santa Ana, CA         1985(6)       2003           197,817       91%       $22.10    $   39,991,353

Capitol Place                    Sacramento, CA        1988(6)       2003           151,803       93%       $28.97    $   38,805,345

Maitland Promenade One           Maitland, FL          1999          2000           227,814       95%       $18.88    $   35,192,924

BISYS Fund Services
 Building(8)                     Eaton, OH             1995;2002     1999; 2002     155,964      100%       $14.33    $   35,500,000

4200 West Cypress Street         Tampa, FL             1989          2003           220,579       96%       $20.14    $   32,824,935

Monument Place                   Fairfax, VA           1990          1999           221,538       82%       $17.47    $   33,334,338

Columbia Centre III              Rosemont, IL          1989          1997           238,696       68%       $15.46    $   30,000,000

Biltmore Commerce Center         Phoenix, AZ           1985          1999           259,792       85%       $18.00    $   28,639,089

Fairgate at Ballston(7)          Arlington, VA         1988          1997           137,117       96%       $14.32    $   28,400,000

10 Waterview Boulevard           Parsippany, NJ        1984          1999           209,553       64%       $12.49    $   27,000,000

Tysons Executive Plaza II(9)     McLean, VA            1988          2000           252,552       97%       $22.79    $   25,577,096

Longview Executive Park(7)       Hunt Valley, MD       1988          1997           258,999       87%       $ 3.31    $   22,200,000

Columbus Portfolio                                                                  259,626                 $ 9.12    $   22,000,000
 Metro South Building            Dublin, OH            1997          1999            90,726       67%                        --
 Vision Service Plan
  Building                       Eaton, OH             1997          1999            50,000      100%                        --
 One Metro Place                 Dublin, OH            1998          2001           118,900       97%                        --

9 Hutton Centre                  Santa Ana, CA         1990          2001           148,265       93%       $ 9.43    $   20,343,676

Five Centerpointe(7)             Lake Oswego, OR       1988          1997           113,910       93%       $19.05    $   13,850,797

Needham Corporate Center         Needham, MA           1987          2001           138,684       95%       $22.36    $   12,544,934

Batterymarch Park II             Quincy, MA            1986          2001           104,718       88%       $18.88    $   10,000,000

371 Hoes Lane                    Piscataway, NJ        1986          1997           139,670       66%       $ 6.65    $    8,500,000

Northmark Business Center(7)     Blue Ash, OH          1985          1997           108,561       29%       $10.09    $    5,200,000
                                                                                                                      --------------
SUBTOTAL--OFFICE PROPERTIES                                                                                           $2,160,642,824
                                                                                                                      --------------
INDUSTRIAL PROPERTIES

Dallas Industrial Portfolio      Dallas and            1997-         2000-        3,763,886       94%       $ 3.15    $  138,000,000
(formerly Parkwest Center)        Coppell, TX          2001          2002

Ontario Industrial Portfolio                                                      2,698,717      100%       $ 3.54    $  117,500,000
 Timberland Building             Ontario, CA           1998          1998           414,435                                  --
 5200 Airport Drive              Ontario, CA           1997          1998           404,500                                  --
 1200 S. Etiwanda Ave.           Ontario, CA           1998          1998           223,170                                  --
 Park Mira Loma West             Mira Loma, CA         1998          1998           557,500                                  --
 Wineville Center Buildings      Mira Loma, CA         1999          2000         1,099,112                                  --

Chicago Industrial Portfolio     Chicago and           1997-         1998;        1,325,134       93%       $ 3.60    $   59,292,310
 (consolidation of Rockrun,      Joliet, IL            2000          2000
 Glen Pointe and Woodcreek
 Business Parks)

                                                                                                     ANNUAL AVG.
                                                                              RENTABLE               BASE RENT
                                                     YEAR        YEAR         AREA          PERCENT  PER LEASED       MARKET
PROPERTY                        LOCATION             BUILT       PURCHASED    (SQ. FT.)(1)  LEASED   SQ. FT.(2)       VALUE(3)
--------                        --------             -----       ---------    ------------  ------   ----------       --------
Rainier Corporate Park          Fife, WA             1991-1997   2003         1,104,646       94%       $ 3.56    $   53,994,267

Memphis CALEast
 Industrial Portfolio           Memphis, TN          1996-1997   2003         1,600,232       83%       $ 2.72    $   43,036,559

Northpointe
 Commerce Center                Fullerton, CA        1990-1994   2000           612,023      100%       $ 4.44    $   41,800,000

Chicago CALEast
 Industrial Portfolio           Chicago, IL          1974-1999   2003           834,549       99%       $ 4.36    $   40,232,195

New Jersey CALEast
 Industrial Portfolio           Cranbury, NJ         1982-1989   2003           807,773      100%       $ 4.39    $   39,843,924
                                                     2002

Summit Distribution Center      Memphis, TN                      2003           708,532      100%       $ 2.52    $   21,961,420

Cabot Industrial Portfolio(10)  Rancho               2000-2002   2000; 2001;  1,214,475      100%       $ 3.44    $   52,223,082
                                Cucamonga, CA                    2002

IDI Kentucky Portfolio
(formerly, Parkwest Int'l)                                                    1,437,022      100%       $ 3.44    $   52,000,000
 Building C                     Hebron, KY           1998        1998           520,000                                  --
 Building D                     Hebron, KY           1998        1998           184,800                                  --
 Building E                     Hebron, KY           2000        2000           207,222                                  --
 Building J                     Hebron, KY           2000        2000           525,000                                  --

Atlanta Industrial Portfolio    Lawrenceville, GA    1996-99     2000         1,145,693       87%       $ 2.22    $   37,300,000

South River Road Industrial     Cranbury, NJ         1999        2001           626,071       82%       $ 2.69    $   31,000,000

Konica Photo Imaging
 Headquarters                   Mahwah, NJ           1999        1999           168,000      100%       $10.30    $   18,500,000

Eastgate Distribution Center    San Diego, CA        1996        1997           200,000      100%       $ 6.58    $   16,600,000

Landmark at Salt Lake City
 Building #4                    Salt Lake City, UT   2000        2000           328,508      100%       $ 3.98    $   12,500,000

UPS Distribution Facility       Fernley, NV          1998        1998           256,000      100%       $ 4.07    $   11,500,000

FEDEX Distribution Facility     Crofton, MD          1998        1998           111,191      100%       $ 7.18    $    7,600,000

Interstate Crossing             Eagan, MN            1995        1996           131,380       95%       $ 4.29    $    6,345,000

Butterfield Industrial Park     El Paso, TX          1980-81     1995           183,510      100%       $ 2.41    $    4,506,687

River Road
 Distribution Center            Fridley, MN          1995        1995           100,456      100%       $ 4.23    $    4,150,000
                                                                                                                  --------------
SUBTOTAL--INDUSTRIAL PROPERTIES                                                                                   $  809,885,444
                                                                                                                  --------------
RETAIL PROPERTIES

The Florida Mall(11)            Orlando, FL          1986(6)     2002           921,370(12)   98%       $36.49    $   99,279,653(13)

Westwood Marketplace            Los Angeles, CA      1950(14)    2002           202,201      100%       $26.97    $   74,000,000

West Town Mall(11)              Knoxville, TN        1972(6)     2002           684,777(12)   98%       $18.84    $   76,375,643(13)

Miami International Mall(11)    Miami, FL            1982(6)     2002           290,299(12)   98%       $29.20    $   39,789,620(13)

Rolling Meadows                 Rolling Meadows, IL  1957(6)     1997           130,909      100%       $10.62    $   13,550,000

Plantation Grove                Ocoee, FL            1995        1995            73,655      100%       $10.83    $    9,100,000

                                                                                                         ANNUAL AVG.
                                                                                  RENTABLE               BASE RENT
                                                       YEAR          YEAR         AREA          PERCENT  PER LEASED       MARKET
PROPERTY                         LOCATION              BUILT         PURCHASED    (SQ. FT.)(1)  LEASED   SQ. FT.(2)       VALUE(3)
--------                         --------              -----         ---------    ------------  ------   ----------       --------
The Lynnwood Collection          Raleigh, NC           1988          1996            86,362       98%       $ 9.04    $    8,100,000

The Millbrook Collection         Raleigh, NC           1988          1996           102,221       72%       $ 6.23    $    7,000,000
                                                                                                                      --------------
SUBTOTAL--RETAIL PROPERTIES                                                                                           $  327,194,916
                                                                                                                      --------------
SUBTOTAL--COMMERCIAL PROPERTIES                                                                                       $3,297,723,184
                                                                                                                      --------------
RESIDENTIAL PROPERTIES(15)

The Legacy at Westwood
 Apartments                      Los Angeles, CA       2001          2002                NA       92%           NA    $   84,400,000

Longwood Towers                  Brookline, MA         1926(6)       2002                NA       95%           NA    $   76,400,000

Ashford Meadows Apartments       Herndon, VA           1998          2000                NA       96%           NA    $   62,000,000

Larkspur Courts                  Larkspur, CA          1991          1999                NA       94%           NA    $   55,000,000

The Colorado                     New York, NY          1987          1999                NA       98%           NA    $   54,008,059

Regents Court Apartments         San Diego, CA         2001          2002                NA       93%           NA    $   49,600,000

South Florida                    Boca Raton and        1986          2001                NA       96%           NA    $   46,700,000
 Apartment Portfolio             Plantation, FL

Doral Pointe Apartments          Miami, FL             1990          2001                NA       95%           NA    $   42,600,000

Alexan Buckhead                  Atlanta, GA           2002          2002                NA       64%           NA    $   41,000,000

The Lodge at Willow Creek        Denver, CO            1997          1997                NA       93%           NA    $   31,698,947

Golfview Apartments              Lake Mary, FL         1998          1998                NA       91%           NA    $   27,750,000

Lincoln Woods Apartments         Lafayette Hill, PA    1991          1997                NA       92%           NA    $   26,704,000

The Legends at Chase Oaks        Plano, TX             1997          1998                NA       96%           NA    $   26,000,000

Kenwood Mews Apartments          Burbank, CA           1991          2001                NA       96%           NA    $   22,700,000

Westcreek Apartments             Westlake Village, CA  1988          1997                NA       97%           NA    $   22,000,000

Monte Vista                      Littleton, CO         1995          1996                NA       97%           NA    $   20,600,000

Quiet Waters at
 Coquina Lakes                   Deerfield Beach, FL   1995          2001                NA       97%           NA    $   18,800,000

The Fairways of Carolina         Margate, FL           1993          2001                NA       97%           NA    $   18,000,000

Indian Creek Apartments          Farmington Hills, MI  1988          1998                NA       95%           NA    $   17,700,000

Royal St. George                 W. Palm Beach, FL     1995          1996                NA       98%           NA    $   17,700,000

The Greens at Metrowest
 Apartments                      Orlando, FL           1990          1995                NA       96%           NA    $   14,000,000

Bent Tree Apartments             Columbus, OH          1987          1998                NA       93%           NA    $   13,000,000
                                                                                                                      --------------
SUBTOTAL--RESIDENTIAL PROPERTIES                                                                                      $  788,361,006
                                                                                                                      --------------

                                                                                                         ANNUAL AVG.
                                                                                  RENTABLE                BASE RENT
                                                       YEAR          YEAR         AREA          PERCENT  PER LEASED       MARKET
PROPERTY                         LOCATION              BUILT         PURCHASED    (SQ. FT.)(1)  LEASED   SQ. FT.(2)       VALUE(3)
--------                         --------              -----         ---------    ------------  ------   ----------       --------
OTHER COMMERCIAL PROPERTIES

Storage Portfolio I, LLC (16)    Various, U.S.         1972-1990     2003         2,230,743       78%       $12.57    $  175,676,890
                                                                                                                      --------------
TOTAL--ALL PROPERTIES                                                                                                 $4,261,761,080
                                                                                                                      ==============

(1) The square footage is an approximate measure and is subject to periodic remeasurement.
(2) Based on total contractual rent on leases existing at December 31, 2003. For those properties purchased in fourth quarter of 2003, the number was derived by annualizing the rents charged by the Account since acquiring the property.
(3) Market value reflects the value determined in accordance with the procedures described in the Account's prospectus and as stated in the Consolidated Statement of Investments.
(4) The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals.
(5)   Property held in a 75%/25% joint venture with Equity Office Properties.
(6)   Undergone extensive renovations since original construction.
(7)   Purchased through Light Street Partners, L.P.(now 100% owned by the
      Account).
(8) Property held in 96%/4% joint venture with Georgetown BISYS Phase II LLC. Phase II was purchased in 2002.
(9) Property held in 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account's interest in the property.
(10)  The property is held in an 80%/20% joint venture with Cabot Industrial
      Trust.
(11) Each property is held in an approximately 50%/50% joint venture with the Simon Property Group.
(12)  Reflects the square footage owned by the joint venture.
(13)  Market value shown represents the Account's interest after debt.
(14)  Total renovation completed in 2001.
(15) For the average unit size and annual average rent per unit for each residential property, see "Residential Properties" below.
(16)  Property held in 75%/25% joint venture with Storage USA.

COMMERCIAL (NON-RESIDENTIAL) PROPERTIES

      IN GENERAL. At December 31, 2003, the Account held 65 commercial (non-residential) properties in its portfolio. Fourteen of these properties are held through joint ventures, three of which are subject to mortgages. Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed by the tenants.

      The Account's portfolio is well diversified by both property type, as well as geographic location. The portfolio consists of: 35 office properties containing approximately 10.6 million square feet located in 13 states and the District of Columbia; 21 industrial properties containing 19.4 million square feet located in 12 states; and 8 retail properties containing approximately 2.6 million square feet located in 5 states. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States.

      As of December 31, 2003, the overall occupancy rate of Account's commercial real estate portfolio was 94% on a weighted average basis. Office properties were 90% leased with 844 leases, industrial properties were 95% leased with 166 leases, and retail properties were 94% leased with 518 leases. No single tenant accounts for more than 3.74% of the total rentable area of the Account's commercial properties.

RESIDENTIAL PROPERTIES

      The Account's residential property portfolio currently consists of 22 first class or luxury multi-family garden apartment complexes, mid-rise and high rise apartment buildings. The portfolio contains approximately 5,796 units located in 11 states, with an overall occupancy rate of 94%. None of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

      In the table below you will find additional information regarding the residential properties in the Account's portfolio as of December 31, 2003.

==================================================================================================================
                                                                                          AVERAGE        AVG. RENT
                                                                            NUMBER       UNIT SIZE       PER UNIT/
            PROPERTY                                LOCATION               OF UNITS    (SQUARE FEET)     PER MONTH
------------------------------------------------------------------------------------------------------------------
The Legacy at Westwood Apartments         Los Angeles, CA                     187          1,180         $3,842.00
Longwood Towers                           Brookline, MA                       268            938         $2,245.00
Ashford Meadows                           Herndon, VA                         440          1,050         $1,385.00
The Colorado                              New York, NY                        254            622         $2,361.00
Larkspur Courts                           Larkspur, CA                        248          1,001         $1,884.00
Regents Court Apartments                  San Diego, CA                       251            886         $1,426.00
South Florida Apartment Portfolio         Boca Raton, Plantation, FL          550            889         $  990.00
Alexan Buckhead                           Atlanta, GA                         231            990         $1,641.00
Doral Pointe Apartments                   Miami, FL                           440          1,150         $1,136.00
The Lodge at Willow Creek                 Denver, CO                          316            996         $1,197.00
Golfview Apartments                       Lake Mary, FL                       277          1,134         $1,147.00
The Legends at Chase Oaks                 Plano, TX                           346            972         $  994.00
Lincoln Woods Apartments                  Lafayette Hill, PA                  216            774         $1,247.00
Kenwood Mews Apartments                   Burbank, CA                         141            942         $1,416.00
Monte Vista                               Littleton, CO                       219            888         $1,022.00
Westcreek Apartments                      Westlake Village, CA                126            951         $1,661.00
Indian Creek Apartments                   Farmington Hills, MI                196          1,139         $1,021.00
Quiet Waters at Coquina Lakes             Deerfield Beach, FL                 200          1,048         $1,078.00
Royal St. George                          West Palm Beach, FL                 224            870         $  927.00
The Fairways of Carolina                  Margate, FL                         208          1,026         $1,012.00
The Greens at Metrowest Apartments        Orlando, FL                         200            920         $  886.00
Bent Tree Apartments                      Columbus, OH                        256            928         $  794.00
==================================================================================================================

ITEM 3. LEGAL PROCEEDINGS. There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

      (a) MARKET INFORMATION. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account's current accumulation unit value, which is based on the value of the Account's then current net assets. For the period from January 1, 2003 to December 31, 2003, the high and low accumulation unit values for the Account were $186.9585 and $174.0058, respectively.

      (b) APPROXIMATE NUMBER OF HOLDERS. The number of contract owners at January 31, 2004 was 644,303.

      (c) DIVIDENDS. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected financial data should be considered in conjunction with the Account's consolidated financial statements and notes provided in this report.



                                           YEAR ENDING         YEAR ENDING         YEAR ENDED          YEAR ENDED
                                           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                               2003                2002                2001                2000
                                               ----                ----                ----                ----
Investment income:
   Real estate income, net:
     Rental income ..................    $   393,497,346     $   287,419,001     $   233,574,957     $   180,751,733
                                         ---------------     ---------------     ---------------     ---------------
   Real estate property level
     expenses and taxes:
   Operating expenses ...............         96,026,718          63,789,057          48,690,151          37,784,524
   Real estate taxes ................         53,413,903          35,848,075          27,963,306          21,677,181
                                         ---------------     ---------------     ---------------     ---------------
      Total real estate property
        level expenses and taxes ....        149,440,621          99,637,132          76,653,457          59,461,705
                                         ---------------     ---------------     ---------------     ---------------
      Real estate income, net .......        244,056,725         187,781,869         156,921,500         121,290,028
Income from real estate
  joint ventures ....................         19,492,494          14,125,306           2,392,594             756,133
Dividends and interest ..............         19,461,931          26,437,901          33,687,343          31,334,291
                                         ---------------     ---------------     ---------------     ---------------
      Total investment income .......        283,011,150         228,345,076         193,001,437         153,380,452
Expenses ............................         31,654,065          23,304,336          17,191,929          13,424,566
                                         ---------------     ---------------     ---------------     ---------------
      Investment income, net ........        251,357,085         205,040,740         175,809,508         139,955,886
Net realized and unrealized
  gain on investments ...............         17,229,435        (106,424,480)        (23,485,614)         54,147,449
                                         ---------------     ---------------     ---------------     ---------------
Net increase in net assets
  resulting from continuing
  operations before minority interest
  and discontinued operations .......        268,586,520          98,616,260         152,323,894         194,103,335
Minority interest ...................         (6,655,183)         (1,484,585)           (811,789)                 --
Discontinued operations .............         41,641,549          19,110,363          17,706,880          11,339,359
Participant transactions ............        813,860,715         346,079,345         657,326,121         486,196,949
                                         ---------------     ---------------     ---------------     ---------------
Net increase in net assets ..........    $ 1,117,433,601     $   462,321,383     $   826,545,106     $   691,639,643
                                         ===============     ===============     ===============     ===============

                                                                                                                       JULY 3, 1995
                                                                                                                    (COMMENCEMENT OF
                                           YEAR ENDED        YEAR ENDED         YEAR ENDED          YEAR ENDED        OPERATIONS) TO
                                           DECEMBER 31,      DECEMBER 31,       DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                               1999              1998               1997                1996               1995
                                               ----              ----               ----                ----               ----
Investment income:
   Real estate income, net:
     Rental income ..................    $   128,971,928   $    77,852,934    $    41,189,608     $     9,504,481    $       165,762
                                         ---------------   ---------------    ---------------     ---------------    ---------------
   Real estate property level
     expenses and taxes:
   Operating expenses ...............         27,175,434        17,190,095          8,843,557           1,995,822             29,173
   Real estate taxes ................         15,631,453         8,755,526          4,234,044           1,053,703             14,659
                                         ---------------   ---------------    ---------------     ---------------    ---------------
      Total real estate property
        level expenses and taxes ....         42,806,887        25,945,621         13,077,601           3,049,525             43,832
                                         ---------------   ---------------    ---------------     ---------------    ---------------
      Real estate income, net .......         86,165,041        51,907,313         28,112,007           6,454,956            121,930
Income from real estate
  joint ventures ....................                 --                --                 --                  --                 --
Dividends and interest ..............         24,932,733        23,943,728         16,486,279           6,027,486          2,828,900
                                         ---------------   ---------------    ---------------     ---------------    ---------------
      Total investment income .......        111,097,774        75,851,041         44,598,286          12,482,442          2,950,830
Expenses ............................          9,278,410         6,274,594          3,526,545           1,155,796            310,433
                                         ---------------   ---------------    ---------------     ---------------    ---------------
      Investment income, net ........        101,819,364        69,576,447         41,071,741          11,326,646          2,640,397
Net realized and unrealized
  gain on investments ...............          9,834,743         7,864,659         18,147,053           3,330,539             35,603
                                         ---------------   ---------------    ---------------     ---------------    ---------------
Net increase in net assets
  resulting from continuing
  operations before minority interest
  and discontinued operations .......        111,654,107        77,441,106         59,218,794          14,657,185          2,676,000
Minority interest ...................          1,364,619        (3,487,991)        (1,881,178)                 --                 --
Discontinued operations .............          2,925,041         2,658,547          2,733,784           1,125,730                 --
Participant transactions ............        383,171,774       333,936,510        356,052,262         233,653,793        117,582,345
                                         ---------------   ---------------    ---------------     ---------------    ---------------
Net increase in net assets ..........    $   499,115,541   $   410,548,172    $   416,123,662     $   249,436,708    $   120,258,345
                                         ===============   ===============    ===============     ===============    ===============

                                                                       DECEMBER 31,
                                       2003              2002              2001              2000              1999
                                  --------------    --------------    --------------    --------------    --------------
Total assets .................    $5,165,683,386    $3,870,532,278    $3,270,384,450    $2,423,100,402    $1,719,457,715
Total liabilities and minority
  interest ...................       372,261,225       194,543,718        56,717,273        35,978,331        23,975,287
                                  --------------    --------------    --------------    --------------    --------------
Total net assets .............    $4,793,422,161    $3,675,988,560    $3,213,667,177    $2,387,122,071    $1,695,482,428
                                  ==============    ==============    ==============    ==============    ==============
Accumulation units outstanding        24,724,183        20,346,696        18,456,445        14,604,673        11,487,360
                                  ==============    ==============    ==============    ==============    ==============
Accumulation unit value ......    $       186.94    $       173.90    $       168.16    $       158.21    $       142.97
                                  ==============    ==============    ==============    ==============    ==============

                                                              DECEMBER 31,
                                       1998              1997              1996              1995
                                  --------------    --------------    --------------    --------------
Total assets .................    $1,229,603,431    $  815,760,825    $  426,372,007    $  143,177,421
Total liabilities and minority
  interest ...................        33,236,544        29,942,110        56,676,954        22,919,076
                                  --------------    --------------    --------------    --------------
Total net assets .............    $1,196,366,887    $  785,818,715    $  369,695,053    $  120,258,345
                                  ==============    ==============    ==============    ==============
Accumulation units outstanding         8,833,911         6,313,015         3,295,786         1,172,498
                                  ==============    ==============    ==============    ==============
Accumulation unit value ......    $       132.17    $       122.30    $       111.11    $       102.57
                                  ==============    ==============    ==============    ==============

QUARTERLY SELECTED FINANCIAL INFORMATION

The following is selected financial information for the Account for each full quarter within the past two calendar years:

                                                                2003

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------

                                  MARCH 31            JUNE 30         SEPTEMBER 30       DECEMBER 31
                                  --------            -------         ------------       -----------
Investment income, net         $  59,964,355      $  61,367,758      $  62,077,623      $  67,947,349
Net realized gain (loss)
  on investments                    (396,673)          (441,873)            40,568          8,490,244
Net unrealized gain (loss)
  on investments                  (8,597,738)       (12,077,579)        17,190,244         13,022,242
Minority interest                 (2,688,475)         1,059,606         (2,893,330)        (2,132,984)
Discontinued operations            3,275,420         18,080,818         34,686,260        (14,400,949)
                               -------------      -------------      -------------      -------------
Net increase in net assets
  resulting from operations    $  51,556,889      $  67,988,730      $ 111,101,365      $  72,925,902
                               =============      =============      =============      =============
Total return                            1.38%              1.74%              2.71%              1.67%
                               =============      =============      =============      =============

                                                                2002

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------

                                  MARCH 31            JUNE 30         SEPTEMBER 30       DECEMBER 31
                                  --------            -------         ------------       -----------
Investment income, net         $  44,171,299      $  50,812,802      $  51,683,669      $  58,372,970
Net realized gain (loss)
  on investments                   4,320,393          3,091,947          1,428,243         (1,914,498)
Net unrealized gain (loss)
  on investments                 (29,088,106)       (22,640,922)       (30,606,185)       (31,015,352)
Minority interest                   (119,166)          (521,681)            42,020           (885,758)
Discontinued operations            5,822,819          7,975,157          3,849,198          1,463,189
                               -------------      -------------      -------------      -------------
Net increase in net assets
  resulting from operations    $  25,107,239      $  38,717,303      $  26,396,945      $  26,020,551
                               =============      =============      =============      =============
Total return                            0.77%              1.14%              0.76%              0.74%
                               =============      =============      =============      =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNT'S FINANCIAL CONDITION AND OPERATING RESULTS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES CONTAINED IN THIS REPORT.

2003 OVERVIEW

      As of December 31, 2003, the TIAA Real Estate Account had total net assets in the amount of $4,793,422,161, a 30.40% increase over the 2002 year end total net assets. The Account closed 19 transactions in 2003 in the total net amount of $615.6 million. It purchased 12 properties: six office properties, including three joint ventures, five industrial properties and one portfolio of storage facilities for a total of $753.5 million. Additional transactions included: the purchase of additional nominal interest in three existing joint ventures (a total amount of $181 thousand), a commitment to purchase an interest in a real estate-related fund ($25 million) and the expansion of an existing industrial property to accommodate the growth on an existing tenant under long term lease ($18.0 million). In 2003, the Account also sold two properties (one office and one industrial) for a total of $187 million.

      As of December 31, 2003, the Account owned a total of 87 real estate properties, representing 84.26% of the Account's total investment portfolio. This real estate portfolio includes 35 office properties (six of which are held in joint ventures), 21 industrial properties (including four joint ventures), 22 apartment complexes, 8 retail properties (including three joint ventures, each owning a regional mall, in which the Account owns a 50% partnership interest), and a 75% joint venture partnership interest in a portfolio of storage facilities.

      The two charts below reflect the diversification of the Account's real estate assets by region and property type as well as its ten largest holdings. All information is based on the values of the properties as stated in the consolidated financial statements as of December 31, 2003.

                            DIVERSIFICATION OF ACCOUNT'S REAL ESTATEASSETS
                     -----------------------------------------------------------
                      EAST      MIDWEST     SOUTH      WEST      VARIOUS   TOTAL
                      (26)       (14)       (24)       (22)        (1)     (87)
                     -----      -------    ------     -----      -------  ------
Office (35)           23.5%       9.9%      10.0%       7.5%         0     50.9%
Industrial (21)        3.5%       2.5%       5.7%       7.2%         0     18.9%
Residential (22)       5.2%       0.7%       5.9%       6.7%         0     18.5%
Retail (8)             0.4%       0.3%       5.2%       1.7%         0      7.6%
Other (1)*             0.0%       0.0%       0.0%       0.0%       4.1%     4.1%
                     -----      -----      -----      -----      -----    -----
TOTAL (87)            32.6%      13.4%      26.8%      23.1%       4.1%   100.0%

( )   Number of properties in parentheses.

*     Represents a portfolio of storage facilities located in various regions.

                                                                                              VALUE           % OF NET
PROPERTY NAME                                      STATE         PROPERTY TYPE              (000,000)          ASSETS
-------------                                      -----         -------------              ---------         --------
Mellon Financial Center at One Boston Place        MA            Office                     $248.0(1)           5.17%
161 North Clark Street                             IL            Office                     $209.1(2)           4.36%
780 Third Avenue                                   NY            Office                     $180.0              3.76%
701 Brickell                                       FL            Office                     $177.0              3.69%
Storage Portfolio I, LLC                           Various       Other-Commercial(3)        $175.7(4)           3.67%
Ten & Twenty Westport Road                         CT            Office                     $144.0              3.00%
Dallas Industrial Portfolio                        TX            Industrial                 $138.0              2.88%
Ontario Industrial Portfolio                       CA            Industrial                 $117.5              2.45%
Treat Towers                                       CA            Office                     $112.9(5)           2.36%
The Florida Mall                                   FL            Retail                     $ 99.3(6)           2.07%

(1) This amount reflects the value of the property as stated in the Consolidated Financial Statements, which includes minority interests. The value of the Account's interest in the property is $124.6 million, which represents 2.60% of the Account's Total Net Assets.
(2) This amount reflects the value of the property as stated in the Consolidated Financial Statements, which includes minority interests. The value of the Account's interest in the property is $156.8 million, which represents 3.27% of the Account's Total Net Assets.
(3)   This property is a portfolio of storage facilities.
(4) This amount represents the value of the property as stated in the Consolidated Financial Statements, which includes minority interests. The value of the Account's interest in the property is $131.8 million, which represents 2.75% of the Account's Total Net Assets.
(5) This amount reflects the value of the property as stated in the Consolidated Financial Statements, which includes minority interests. The value of the Account's interest in the property is $84.7 million, which represents 1.77% of the Account's Total Net Assets.
(6) This property is held in an unconsolidated joint venture and is subject to debt. The value reflects the Account's interest in the joint venture after debt.

      As of December 31, 2003, the Account also held investments in real estate investment trusts (REITs), representing 5.24% of the portfolio, commercial mortgage-backed securities (CMBS), representing 1.05% of the portfolio, real estate limited partnerships, representing 0.83% of the portfolio, and commercial paper and government bonds, representing 8.62% of the portfolio.

REAL ESTATE MARKET OUTLOOK IN GENERAL

      While the National Bureau of Economic Research (NBER) announced mid-2003 that the recession was over, the U.S. economic recovery has been weak. U.S. payroll employment did not start to grow until late-2003, and job growth has been modest and generally below economists' expectations. Because there was only minimal job growth, commercial real estate markets remained sluggish through much of 2003.

      Office vacancies averaged 16.8% as of the end of 2003, compared with 16.5% at year-end 2002. Vacancies in the nation's CBDs (central business districts) averaged 13.9% versus 18.5% in the suburbs. The national vacancy rate declined modestly in both the third and fourth quarters of 2003, which along with anecdotal reports, suggests that office markets have stabilized. Nonetheless, office space demand is lackluster as U.S. corporations are closely watching costs and hiring very reluctantly. On a positive note, construction has fallen sharply. Total construction was 40 million square feet in 2003 versus 70 million square feet in 2002.

Sustained growth in U.S. payrolls combined with modest construction would materially improve supply/demand fundamentals.

      Industrial vacancies averaged 11.6% as of year-end 2003, compared with 11.0% at year-end 2002. Industrial vacancies have increased for twelve consecutive quarters, though the rate of increase has slowed markedly of late. Construction has also slowed significantly. As of year-end 2003, there was total construction of roughly 73 million square feet in 2003 versus 98 million square feet in 2002. Historically, there has been a positive correlation between growth in the U.S. economy, as indicated by GDP growth, and warehouse space demand. Despite eight consecutive quarters of GDP growth, industrial space demand has remained slack, but continued growth in U.S. GDP would bode well for industrial market prospects.

      Apartment demand was lackluster in 2003 due to job losses and rising unemployment during the first half of the year, significant new construction and a booming single-family home market which pulled households out of rental housing. According to the Census Bureau, rental vacancies rose to 10.2% as of the third quarter of 2003 compared to 9.3% as of the third quarter of 2002. Vacancies in institutional grade apartments averaged 6.5% as of the third quarter of 2003 compared with 5.4% as of the third quarter of 2002. (Year-end 2003 data were not available at the time this was written). Notably, vacancies in institutional grade apartments improved modestly during 2003 as the economic recovery gained momentum and demand began to recover. Concessions, such as free rent and free Internet access, are still necessary to attract and retain tenants, but show signs of abating.

      Despite lackluster economic conditions, retail space markets were healthy through much of 2003. Consumer spending remained robust as households benefited from personal income tax cuts, rebate checks for families with children, and falling prices for apparel, electronics goods and other items. Vacancies at regional malls owned by the largest REITs averaged 8.5% as of third quarter 2003 compared with 9.0% at third quarter 2002. Vacancies in neighborhood and community centers averaged 6.9% as of the end of 2003, versus 6.8% at year-end 2002.

ECONOMIC OUTLOOK FOR 2004

      Prospects for commercial real estate markets are linked to prospects for the U.S. economy, which has shown indications that the economic recovery has gained momentum. U.S. GDP has grown for eight consecutive quarters, initial unemployment claims have fallen and The Conference Board's "U.S. leading index", which is designed to provide an indication of economic conditions in the near future, has grown at a 4.7% annual rate since March 2003. In addition, employment in temporary help services, a precursor to full-time employment, has grown by 166,000 since April 2003. Further, corporate profits have started to increase, and profitability is often a precursor to new hiring and investment in new offices, factories and equipment. Nonetheless, the strength of the economic recovery is not predictable, and changes in real estate market conditions often lag changes in economic conditions. Consequently, a sustained and prolonged economic recovery may be necessary to generate material improvement in real estate market conditions.

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

      NOTE ALSO THAT IN ACCORDANCE WITH THE FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 (SFAS NO. 144), THE INCOME AND GAINS FROM PROPERTIES SOLD OR HELD FOR SALE DURING THE PERIODS COVERED WERE REMOVED FROM CONTINUING OPERATIONS IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND WERE RECLASSIFIED AS DISCONTINUED OPERATIONS. FOR MORE DETAILS, SEE "RESULTS FROM DISCONTINUED OPERATIONS" BELOW.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO
YEAR ENDED DECEMBER 31, 2002

RESULTS FROM CONTINUING OPERATIONS

PERFORMANCE

      The Account's total return was 7.50% for the year ended December 31, 2003 and 3.41% for 2002. The substantial increase in the Account's overall performance on a year-to-year basis reflects the strong performance of the Account's real estate properties and REIT holdings. The 2003 total return on the Account's real estate holdings was significantly higher than the 2002 annual total return. Many of the Account's real estate properties increased in value in 2003, as compared to the substantial declines in value experienced by the Account's real estate assets in 2002, which enhanced its strong income returns. This difference can be attributed to the strength of the institutional investors' interest in real estate as an asset class, notwithstanding the challenges to the underlying fundamentals posed by the overall economic conditions. The strong performance of the Account's REIT holdings also added to the total return.

INCOME AND EXPENSES

      The Account's net investment income after deduction of all expenses was 22.6% higher for the year ended December 31, 2003 compared to the same period in 2002 primarily due to a

30.4% increase in total net assets, which included a 21.19% increase in the Account's real estate holdings, including joint ventures.

      The Account's real estate holdings, including joint venture investments, generated approximately 93% and 88% of the Account's total investment income (before deducting Account level expenses) during 2003 and 2002, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

      Gross real estate rental income increased approximately 37% in the year ended December 31, 2003 as compared to a 23% increase over the same period in 2002. This was primarily due to the increased number of properties owned by the Account from 77 properties (including joint ventures) as of December 31, 2002 to 87 properties (including joint ventures) as of December 31, 2003. Income from real estate joint ventures was $19,492,494 as of December 31, 2003 as compared with $14,125,306 as of December 31, 2002. The increase in joint venture income was due to the increase in number of joint ventures from 2002 to 2003, as well as the positive effect of re-financing the debt on one of the Account's leveraged properties. Interest income on the Account's marketable securities investments decreased from $13,546,694 in 2002 to $7,221,765 in 2003 due to a decline in short-term rates from 2002 to 2003. Dividend income on the Account's REIT investments decreased from $12,891,207 for the year ended December 31, 2002, to $12,240,166 for the year ended December 31, 2003.

      Total property level expenses for the year ended December 31, 2003 and 2002 were $149,440,621, and $99,637,132, respectively. In both years ended 2003 and 2002, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The almost 50% increase in property level expenses during 2003 reflected the increased number of properties in the Account, as well as an increase in certain operating expenses including insurance and security costs.

      The Account also incurred expenses for the years ended December 31, 2003 and 2002 of $12,751,191 and $9,495,736 respectively, for investment advisory services, $14,786,580 and $10,390,705 respectively, for administrative and distribution services and the $4,116,294 and $3,417,895 respectively, for the mortality, expense risk and liquidity guarantee charges. The overall 36% increase in expenses is a result of the larger net asset base in the Account, and the increased costs associated with managing and administering the Account.

NET REALIZED AND UNREALIZED GAINS AND LOSSES ON INVESTMENTS

      Including the net gains and losses realized by the Account for properties sold (see details under "Results from Discontinued Operations"), the Account had a 161% increase in net assets resulting from operations ($303,572,866 in December 2003 as compared to $116,242,038 in December 2002). The increase is due to the realization of substantial gains on the two properties sold in 2003, as well as substantial realized and unrealized gains on the Account's marketable securities and joint venture properties. The strong 2003 performance can also be attributed to the decrease in the magnitude of unrealized losses on the Account's real estate holdings in 2003 as compared to 2002.

      The Account had net realized gains of $32,598,548 on the sale of two properties during the year ended December 31, 2003, as compared with $3,457,196 on the sale of two properties during 2002. The Account had unrealized gains on its other real estate-related holdings of $29,401,727 during the year ended December 31, 2003, as compared with losses of $5,781,360 during the same period in 2002, which can be attributed primarily to the increase in value of three regional malls in which the Account owns a joint venture interest. The decrease in unrealized losses on the Account's real estate holdings can be attributed to a decrease in the number of properties affected by declines in value during the year ended December 31, 2003, as compared with the same period in 2002. The Account's marketable securities for the year ended December 31, 2003 had net realized and unrealized gains totaling $39,963,920 as compared with net realized and unrealized losses of $6,195,855 for the year ended December 31, 2002. The net gains on the Account's marketable securities for the year ended December 31, 2003 was due primarily to the strong performance of the REIT markets during the period.

RESULTS FROM DISCONTINUED OPERATIONS

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Account adopted SFAS No. 144 as of January 1, 2002. During both the year ended December 31, 2003 and the year ended December 31, 2002, two real estate properties were sold (four properties in total). In accordance with SFAS No. 144, the investment income and realized gain for the years ended December 31, 2003 and 2002 related to each of these properties was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income from the properties sold in the year ended December 31, 2003, consisted of rental income of $14,215,497 less operating expenses of $3,502,961 and real estate taxes of $1,669,535, resulting in net investment income of $9,043,001. The income from the properties sold in the year ended December 31, 2003, together with the two properties sold in the year ended December 31, 2002 consisted of rental income of $22,172,787 less operating expenses of $3,883,239 and real estate taxes of $2,636,381 resulting in net investment income of $15,653,167. At the time of sale, the properties sold in 2003 had a cost of $154,626,452 and the proceeds of sale were $187,225,000, resulting in a net realized gain of $32,598,548, The properties sold in 2002 had a cost of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a net realized gain of $3,457,196.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

RESULTS FROM CONTINUED OPERATIONS

PERFORMANCE

      The Account's total net return was 3.41% for the year ended December 31, 2002 and 6.29% for 2001. The substantial decline in the Account's overall performance on a year-to-year basis reflected the effects of the economic recession, which began in early 2001, and persisted throughout 2002. The decline in value of the real estate properties owned by the Account reflecting the effects of the deteriorating market conditions was the primary reason for the decline in its total return. The negative impact of the recessionary economy was reflected in lower market rental rates, higher vacancies, and increased leasing costs and tenant concessions. In 2002, the Account's real estate properties continued to produce strong income returns, and at year end 2002, the non-residential property portfolio was 92% occupied overall with only 10% of the non-residential property portfolio's square footage up for renewal or re-leasing in 2003.

      The modest returns produced by the REIT markets in 2002, as well as the low interest rates earned by its short-term holdings, also negatively affected the Account's overall performance.

INCOME AND EXPENSES

      The Account's net investment income after deduction of all expenses was 16.63% higher for the year ended December 31, 2002 compared to the same period in 2001 primarily due to a 14.39% increase in total net assets and an 49.04% increase in the Account's real estate holdings, including joint ventures.

      The Account's real estate holdings, including joint venture investments, generated approximately 88% and 83% of the Account's total investment income (before deducting Account level expenses) during 2002 and 2001, respectively. The remaining portion of the Account's total investment income was generated by marketable securities investments.

      Gross real estate rental income increased approximately 23% in the year ended December 31, 2002 over the same period in 2001. This was primarily due to the increase in the number of properties owned by the Account from 65 properties (including joint ventures) as of December 31, 2001 to 77 properties (including joint ventures) as of December 31, 2002. Income from real estate joint ventures increased by 490% for the same periods due to an increase in the number of joint venture partnership interests owned by the Account in the year ended December 31, 2002. Interest income on the Account's marketable securities investments decreased from $24,490,376 for 2001 to $13,546,694 for 2002 due to the decline in short-term rates from 2001 to 2002 and the decrease in the amount of non-real estate assets held by the Account. Dividend income on the Account's REIT investments increased from $9,196,967 for the year ended December 31, 2001 to $12,891,207 for the year ended December 31, 2002.

      Total property level expenses for the year ended December 31, 2002 and 2001 were $99,637,132, and $76,653,457, respectively. In both years ended 2002 and 2001, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The 30% increase in property level expenses during 2002 reflected the increased number of properties in the Account, as well as an increase in operating expenses.

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

NET REALIZED AND UNREALIZED GAINS AND LOSSES ON INVESTMENTS

      Including the net gains and losses realized by the Account for the properties sold (see details under "Results from Discontinued Operations"), the Account had a 31% decline in net assets resulting from operations ($116,242,038 in December 2002 vs. $169,218,985 in December 2001). The decrease was due to the substantial unrealized losses on each of the Account's asset types. The Account's real estate had net realized and unrealized losses of $94,447,265 in 2002 as compared to net losses of $30,720,187 in 2001. The Account's marketable securities in the year ended December 31, 2002 had net realized and unrealized losses totaling $6,195,855 and net realized and unrealized gains of $5,231,736 for the year ended December 31, 2001. The Account's investments in joint ventures had net unrealized losses of $5,781,360 in 2002 as compared to net unrealized gains of $2,002,837 in 2001 on its investments in other real estate-related investments.

RESULTS FROM DISCONTINUED OPERATIONS

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Account adopted SFAS No. 144 as of January 1, 2002. During the year ended December 31, 2002, the Account sold two real estate properties. In accordance with SFAS No. 144, the investment income and realized gain for the years ended December 31, 2002 and 2001 relating to those properties were removed from continuing operations in the accompanying financial statements and classified as discontinued operations. The income from the two properties sold in the year ended December 31, 2002 for that year consisted of rental income of $643,564 less operating expenses of $68,031 and real estate taxes of $74,076, resulting in net investment income of $501,457. The income from these two properties sold in 2002 for the full year ended December 31, 2001 consisted of rental income of $2,915,653 less operating expenses of $182,266 and real estate taxes of $262,402, resulting in net investment income of $2,470,985. The income from the properties sold in 2003 and 2002 combined for the full year ended December 31, 2001 consisted of rental income of $23,180,358 less operating expenses of $3,766,328 and real estate taxes of $1,707,150 resulting in net investment income of $17,706,880. At the time of sale, the properties had a cost of $22,592,804 and the proceeds of sale were $26,050,000, resulting in a net realized gain of $3,457,196.

LIQUIDITY AND CAPITAL RESOURCES

      At year end 2003 and 2002, the Account's liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $753,971,810 and $271,568,803, respectively. The increase in the Account's liquid assets was primarily due to the substantial net positive inflow of transfers and premiums into the Account in 2003, when at the same time there were fewer opportunities to purchase real estate meeting the Account's investment criteria.

      In 2003, the account received $515,435,665 in premiums and $433,792,602 in net participant transfers from TIAA and CREF Accounts and affiliated mutual funds, while for 2002 the Account received $395,464,695 in premiums and $64,698,804 in net participants' transfers. Real estate properties costing approximately $753.3 million and $1.1 billion were purchased during 2003 and 2002, respectively. In 2003, the Account also received approximately $187.2 million in proceeds from the sale of one office and one industrial property. The Account's liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account's liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA's general account will purchase liquidity units in accordance with TIAA's liquidity guarantee to the Account.

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

      VALUATION OF REAL ESTATE JOINT VENTURES: Real estate joint ventures are stated at the Account's equity in the net assets of the underlying joint venture entities, which value their real estate holdings at fair value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          As of December 31, 2003, 14.91% of the Account's investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate investment trusts (REITs), commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper). The Consolidated Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account's financial statements. Note that the Account does not currently invest in derivative financial instruments.

         The Account's investments in marketable securities are subject to the following general risks:

     o FINANCIAL RISK -- for debt securities, the possibility that the issuer won't be able to pay principal and interest when due, and for common or preferred stock, the possibility that the issuer's current earnings will fall or that its overall financial soundness will decline, reducing the security's value.

     o MARKET RISK -- price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

     o INTEREST RATE VOLATILITY, which may affect current income from an investment.

         In addition, mortgage-backed securities are subject to prepayment risk -- i.e., the risk that borrowers will repay the loans early. If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

         In addition to these risks, REITs and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account's investments, see the Account's most recent prospectus.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            TIAA REAL ESTATE ACCOUNT

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Report of Management Responsibility ...................................       24
Report of Audit Committee .............................................       25

Audited Consolidated Financial Statements:
  Consolidated Statements of Assets and Liabilities ...................       26
  Consolidated Statements of Operations ...............................       27
  Consolidated Statements of Changes in Net Assets ....................       28
  Consolidated Statements of Cash Flows ...............................       29
  Notes to Consolidated Financial Statements ..........................       30
  Report of Independent Auditors. .....................................       35
  Consolidated Statement of Investments ...............................       36

Schedule III--Real Estate Owned .......................................       42

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

The Audit Committee of the TIAA Board of Trustees, consisting entirely of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual audit of the Account's financial statements by the independent auditing firm, the New York State Insurance Department and other state insurance departments perform periodic examinations of the Accounts' operations.


                                                  /s/ Herbert M. Allison, Jr.
                                                -------------------------------
                                                    Chairman, President and
                                                    Chief Executive Officer


                                                   /s/ Elizabeth A. Monrad
                                                -------------------------------
                                                  Executive Vice President and
                                                     Chief Financial Officer

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

Management has the primary responsibility for the Account's consolidated financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal auditing group and the independent auditing firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal and independent auditors, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will evaluate rotation of the external financial audit firm whenever circumstances warrant, but in no event will the evaluation be later than between their fifth and tenth years of service.

The Committee reviewed and discussed the accompanying audited consolidated financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity and completeness of disclosures in the financial statements. The Committee has also discussed the audited consolidated financial statements with Ernst & Young LLP, the independent auditing firm responsible for expressing an opinion on the conformity of these audited consolidated financial statements with generally accepted accounting principles.

The discussion with Ernst & Young LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the consolidated financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with Ernst & Young LLP the auditors' independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Public Company Accounting Oversight Board and theIndependence Standards Board.

Based on the  review  and  discussions  referred  to above,  the  Committee  has
approved  the  release  of  the  accompanying  audited  consolidated   financial
statements for publication and filing with appropriate regulatory authorities.

Rosalie J. Wolf, Audit Committee Chair
Leonard S. Simon, Audit Committee Member
Paul R. Tregurtha, Audit Committee Member

February 18, 2004

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                           DECEMBER 31,      DECEMBER 31,
                                                                               2003              2002
                                                                          --------------    --------------
ASSETS

Investments, at value:
 Real estate properties
  (cost: $4,112,822,557 and $3,321,279,641) ..........................    $4,020,739,068    $3,281,332,364
 Other real estate related investments, including joint ventures
  (cost: $256,127,352 and $249,182,234) ..............................       283,252,850       246,906,005
 Marketable securities:
  Real estate related
   (cost: $295,835,312 and $163,146,056) .............................       318,251,737       153,137,369
  Other
   (cost: $435,725,426 and $117,786,465) .............................       435,720,073       117,934,570

Cash .................................................................                --           496,864

Other ................................................................       107,719,658        70,725,106
                                                                          --------------    --------------

                                                          TOTAL ASSETS     5,165,683,386     3,870,532,278
                                                                          --------------    --------------

LIABILITIES

Amount due to bank ...................................................         1,015,345                --

Accrued real estate property level expenses and taxes ................        67,791,195        43,796,440

Security deposits held ...............................................        13,137,670        11,718,245
                                                                          --------------    --------------

                                                     TOTAL LIABILITIES        81,944,210        55,514,685
                                                                          --------------    --------------

MINORITY INTEREST IN SUBSIDIARIES ....................................       290,317,015      139 ,029,033
                                                                          --------------    --------------

NET ASSETS

 Accumulation Fund ...................................................     4,621,918,975     3,538,288,326

 Annuity Fund ........................................................       171,503,186       137,700,234
                                                                          --------------    --------------

                                                      TOTAL NET ASSETS    $4,793,422,161    $3,675,988,560
                                                                          ==============    ==============

NUMBER OF ACCUMULATION UNITS
  OUTSTANDING--Notes 6 and 7 .........................................        24,724,183        20,346,696
                                                                          ==============    ==============

NET ASSET VALUE, PER ACCUMULATION UNIT--Note 6 .......................    $       186.94    $       173.90
                                                                          ==============    ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                              2003              2002              2001
                                                                         -------------     -------------     -------------
INVESTMENT INCOME
 Real estate income, net:
  Rental income .....................................................    $ 393,497,346     $ 287,419,001     $ 233,574,957
                                                                         -------------     -------------     -------------
  Real estate property level expenses and taxes:
   Operating expenses ...............................................       96,026,718        63,789,057        48,690,151
   Real estate taxes ................................................       53,413,903        35,848,075        27,963,306
                                                                         -------------     -------------     -------------
                  Total real estate property level expenses and taxes      149,440,621        99,637,132        76,653,457
                                                                         -------------     -------------     -------------
                                              Real estate income, net      244,056,725       187,781,869       156,921,500
 Income from real estate joint ventures .............................       19,492,494        14,125,306         2,392,594
 Interest ...........................................................        7,221,765        13,546,694        24,490,376
 Dividends ..........................................................       12,240,166        12,891,207         9,196,967
                                                                         -------------     -------------     -------------
                                                         TOTAL INCOME      283,011,150       228,345,076       193,001,437
                                                                         -------------     -------------     -------------
 Expenses--Note 2:
  Investment advisory charges .......................................       12,751,191         9,495,736         5,896,729
  Administrative and distribution charges ...........................       14,786,580        10,390,705         8,470,496
  Mortality and expense risk charges ................................        2,916,880         2,430,240         1,987,604
  Liquidity guarantee charges .......................................        1,199,414           987,655           837,100
                                                                         -------------     -------------     -------------
                                                       TOTAL EXPENSES       31,654,065        23,304,336        17,191,929
                                                                         -------------     -------------     -------------
                                               INVESTMENT INCOME, NET      251,357,085       205,040,740       175,809,508
                                                                         -------------     -------------     -------------

REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS
 Net realized gain (loss) on:
  Real estate properties ............................................               --                --        (4,109,121)
  Marketable securities .............................................        7,692,266         6,926,085         2,839,417
                                                                         -------------     -------------     -------------
                              Net realized gain (loss) on investments        7,692,266         6,926,085        (1,269,704)
                                                                         -------------     -------------     -------------
 Net change in unrealized appreciation (depreciation) on:
  Real estate properties ............................................      (52,136,212)      (94,447,265)      (26,611,066)
  Other real estate related investments .............................       29,401,727        (5,781,360)        2,002,837
  Marketable securities .............................................       32,271,654       (13,121,940)        2,392,319
                                                                         -------------     -------------     -------------
 Net change in unrealized appreciation (depreciation) on investments         9,537,169      (113,350,565)      (22,215,910)
                                                                         -------------     -------------     -------------
                                          NET REALIZED AND UNREALIZED
                                           GAIN (LOSS) ON INVESTMENTS       17,229,435      (106,424,480)      (23,485,614)
                                                                         -------------     -------------     -------------
                            NET INCREASE IN NET ASSETS RESULTING FROM
                                CONTINUING OPERATIONS BEFORE MINORITY
                                 INTEREST AND DISCONTINUED OPERATIONS      268,586,520        98,616,260       152,323,894

 Minority interest in net increase in net assets
  resulting from operations .........................................       (6,655,183)       (1,484,585)         (811,789)
                                                                         -------------     -------------     -------------
                            NET INCREASE IN NET ASSETS RESULTING FROM
                            OPERATIONS BEFORE DISCONTINUED OPERATIONS      261,931,337        97,131,675       151,512,105
                                                                         -------------     -------------     -------------
 Discontinued operations--Note 3:
  Investment income from discontinued operations ....................        9,043,001        15,653,167        17,706,880
  Realized gain from discontinued operations ........................       32,598,548         3,457,196                --
                                                                         -------------     -------------     -------------
    Net increase in net assets resulting from discontinued operations       41,641,549        19,110,363        17,706,880
                                                                         -------------     -------------     -------------
                                           NET INCREASE IN NET ASSETS
                                            RESULTING FROM OPERATIONS    $ 303,572,886     $ 116,242,038     $ 169,218,985
                                                                         =============     =============     =============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                              YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                     2003                2002                2001
                                                               ---------------     ---------------     ---------------
FROM OPERATIONS
 Investment income, net ...................................    $   251,357,085     $   205,040,740     $   175,809,508
 Net realized gain (loss) on investments ..................          7,692,266           6,926,085          (1,269,704)
 Net change in unrealized appreciation (depreciation)
  on investments ..........................................          9,537,169        (113,350,565)        (22,215,910)
 Minority interest in net increase in net assets
  resulting from operations ...............................         (6,655,183)         (1,484,585)           (811,789)
 Discontinued operations ..................................         41,641,549          19,110,363          17,706,880
                                                               ---------------     ---------------     ---------------
                                 NET INCREASE IN NET ASSETS
                                  RESULTING FROM OPERATIONS        303,572,886         116,242,038         169,218,985
                                                               ---------------     ---------------     ---------------

FROM PARTICIPANT TRANSACTIONS
 Premiums .................................................        515,435,665         395,464,695         254,149,962
 Net transfers from (to) TIAA .............................         30,198,200        (158,282,438)         (6,241,427)
 Net transfers from CREF Accounts .........................        403,594,402         222,981,242         492,856,010
 Annuity and other periodic payments ......................        (22,213,682)        (18,024,403)        (13,710,081)
 Withdrawals and death benefits ...........................       (113,153,870)        (96,059,751)        (69,728,343)
                                                               ---------------     ---------------     ---------------
                       NET INCREASE IN NET ASSETS RESULTING
                              FROM PARTICIPANT TRANSACTIONS        813,860,715         346,079,345         657,326,121
                                                               ---------------     ---------------     ---------------

                                 NET INCREASE IN NET ASSETS      1,117,433,601         462,321,383         826,545,106

NET ASSETS
 Beginning of year ........................................      3,675,988,560       3,213,667,177       2,387,122,071
                                                               ---------------     ---------------     ---------------
 End of year ..............................................    $ 4,793,422,161     $ 3,675,988,560     $ 3,213,667,177
                                                               ===============     ===============     ===============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                           2003                2002                2001
                                                                     ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations ...........    $   303,572,886     $   116,242,038     $   169,218,985
 Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
  Increase in investments .......................................     (1,258,653,420)       (573,204,724)       (836,986,805)
  Increase in other assets ......................................        (36,994,552)        (26,721,697)        (10,737,652)
  Increase in accrued real estate property level expenses
   and taxes ....................................................         23,994,755           1,713,246          15,199,279
  Increase in security deposits held ............................          1,419,425           2,950,569           1,949,704
  Increase (decrease) in other liabilities ......................          1,015,345           1,869,590          (1,117,817)
  Increase in minority interest .................................        151,287,982         131,293,040           4,707,776
                                                                     ---------------     ---------------     ---------------
                                                 NET CASH USED IN
                                             OPERATING ACTIVITIES       (814,357,579)       (345,857,938)       (657,766,530)
                                                                     ---------------     ---------------     ---------------

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
 Premiums .......................................................        515,435,665         395,464,695         254,149,962
 Net transfers from (to) TIAA ...................................         30,198,200        (158,282,438)         (6,241,427)
 Net transfers from CREF Accounts ...............................        403,594,402         222,981,242         492,856,010
 Annuity and other periodic payments ............................        (22,213,682)        (18,024,403)        (13,710,081)
 Withdrawals and death benefits .................................       (113,153,870)        (96,059,751)        (69,728,343)
                                                                     ---------------     ---------------     ---------------
                                             NET CASH PROVIDED BY
                                         PARTICIPANT TRANSACTIONS        813,860,715         346,079,345         657,326,121
                                                                     ---------------     ---------------     ---------------

                                  NET INCREASE (DECREASE) IN CASH           (496,864)            221,407            (440,409)

CASH
 Beginning of year ..............................................            496,864             275,457             715,866
                                                                     ---------------     ---------------     ---------------
 End of year ....................................................    $            --     $       496,864     $       275,457
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

VALUATION OF REAL ESTATE PROPERTIES: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property's value has changed materially or otherwise to assure that the Account is valued correctly. TIAA's appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary reviews all appraisals and approves any valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. TIAA continues to use the revised value to calculate the Account's net asset value until the next valuation review or appraisal.

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

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes amortization of discounts and premiums. Dividend income is recorded on the ex-dividend date. Realized gains and losses on securities transactions are accounted for on the specific identification method.

CHANGE IN ACCOUNTING POLICY: Effective January 1, 2003, the Account changed the method by which realized gains and losses on securities transactions are calculated from the average cost method to the specific identification method. This change was made in order to conform more closely with industry standards. For the Account, the effect of this change for the year ended December 31, 2003 was to increase net realized gain by $391,221 and decrease net unrealized gain by $391,221. There was no impact on investment income-net and no impact on the increase in net assets resulting from operations or on total net assets.

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

Distribution and administrative services for the Account are provided by TIAA-CREF Individual & Institutional Services, Inc. ("Services") pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Effective January 1, 2004 Services was converted from a regular corporation to a limited liability corporation.

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

NOTE 3--REAL ESTATE PROPERTIES

Had the Account's real estate properties which were purchased during the year ended December 31, 2003 been acquired at the beginning of the year (January 1,
2003), rental income and real estate property level expenses and taxes for the year ended December 31, 2003 would have increased by approximately $91,488,000 and $36,464,000, respectively. In addition, interest income for the year ended December 31, 2003 would have decreased by approximately $7,222,000. Accordingly, the total proforma effect on the Account's net investment income for the year ended December 31, 2003 would have been an increase of approximately $37,663,000, if the real estate properties acquired during the year ended December 31, 2003 had been acquired at the beginning of the year.

During the year ended December 31, 2003 the Account sold two real estate properties. The income for these properties during 2003 (prior to the sale) consisted of rental income of $14,215,497 less operating expenses of $3,502,961 and real estate taxes of $1,669,535, resulting in net investment income of $9,043,001. At the time of sale, the properties had a cost basis of $154,626,452 and the proceeds of sale were $187,225,000, resulting in a realized gain of $32,598,548.

NOTE 4--LEASES

The Account's real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

                  Years Ending
                  December 31,
                  ------------
                  2004                            $  384,239,000
                  2005                               347,178,000
                  2006                               297,300,000
                  2007                               262,404,000
                  2008                               223,367,000
                  Thereafter                         707,247,000
                                                  --------------

                  Total                           $2,221,735,000
                                                  ==============

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

NOTE 5--INVESTMENT IN JOINT VENTURES

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account's ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account's allocated portion of the mortgages payable at December 31, 2003 is $218,224,058. The Accounts' equity in the joint ventures at December 31, 2003 is $241,022,012. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

                                        DECEMBER 31, 2003    DECEMBER 31, 2002     DECEMBER 31, 2001
                                        -----------------    -----------------     -----------------
ASSETS
 Real estates properties .........        $914,645,112          $851,578,413          $ 56,686,326
 Other assets ....................          24,673,188            32,997,030             1,435,578
                                          ------------          ------------          ------------
      Total assets ...............        $939,318,300          $884,575,443          $ 58,121,904
                                          ============          ============          ============

LIABILITIES AND EQUITY
 Mortgages payable,
   including accrued interest ....        $436,448,116          $385,456,582          $         --
 Other liabilities ...............          20,826,160            15,040,756               708,502
                                          ------------          ------------          ------------
      Total liabilities ..........         457,274,276           400,497,338               708,502
EQUITY ...........................         482,044,024           484,078,105            57,413,402
                                          ------------          ------------          ------------
      Total liabilities and equity        $939,318,300          $884,575,443          $ 58,121,904
                                          ============          ============          ============

                                            YEAR ENDED           YEAR ENDED            YEAR ENDED
                                        DECEMBER 31, 2003    DECEMBER 31, 2002     DECEMBER 31, 2001
                                        -----------------    -----------------     -----------------
OPERATING REVENUES AND EXPENSES
 Revenues ........................        $ 98,912,953          $ 93,708,332          $  6,461,814
 Expenses ........................          57,489,623            54,386,720             2,240,630
                                          ------------          ------------          ------------
    Excess of revenues over expenses      $ 41,423,330          $ 39,321,612          $  4,221,184
                                          ============          ============          ============

NOTE 6--CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

                                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                              2003          2002           2001           2000          1999
                                                           ---------     ---------      ---------      ---------     ---------
Per Accumulation Unit data:
 Rental income ........................................    $  16.514     $  14.537      $  14.862      $  14.530     $  12.168
 Real estate property level expenses and taxes ........        6.263         4.988          4.754          4.674         3.975
                                                           ---------     ---------      ---------      ---------     ---------
                                Real estate income, net       10.251         9.549         10.108          9.856         8.193
 Income from real estate joint ventures ...............        0.790         0.665          0.130          0.056            --
 Dividends and interest ...............................        0.788         1.244          1.950          2.329         2.292
                                                           ---------     ---------      ---------      ---------     ---------
                                           Total income       11.829        11.458         12.188         12.241        10.485
 Expense charges (1) ..................................        1.282         1.097          0.995          0.998         0.853
                                                           ---------     ---------      ---------      ---------     ---------
                                 Investment income, net       10.547        10.361         11.193         11.243         9.632
 Net realized and unrealized
  gain (loss) on investments ..........................        2.492        (4.621)        (1.239)         3.995         1.164
                                                           ---------     ---------      ---------      ---------     ---------
 Net increase in Accumulation Unit Value ..............       13.039         5.740          9.954         15.238        10.796
 Accumulation Unit Value:
  Beginning of year ...................................      173.900       168.160        158.206        142.968       132.172
                                                           ---------     ---------      ---------      ---------     ---------
  End of year .........................................    $ 186.939     $ 173.900      $ 168.160      $ 158.206     $ 142.968
                                                           =========     =========      =========      =========     =========
 Total return .........................................         7.50%         3.41%          6.29%         10.66%         8.17%
 Ratios to Average Net Assets:
  Expenses (1) ........................................         0.76%         0.67%          0.61%          0.67%         0.63%
 Investment income, net ...............................         6.25%         6.34%          6.81%          7.50%         7.13%
 Portfolio turnover rate:
  Real estate properties ..............................         5.12%         0.93%          4.61%          3.87%         4.46%
  Securities ..........................................        71.83%        52.08%         40.62%         32.86%        27.68%
 Thousands of Accumulation Units
  outstanding at end of year ..........................       24,724        20,347         18,456         14,605        11,487

(1) Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the year ended December 31, 2003 would be $7.545 ($6.085, $5.749, $5.672 and $4.828 for the years ended December 31,
      2002, 2001, 2000 and 1999, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2003 would be 4.47% (3.72%, 3.50%, 3.79% and 3.58% for the years ended December 31, 2002,
      2001, 2000 and 1999, respectively).

NOTE 7--ACCUMULATION UNITS

Changes in the number of Accumulation Units outstanding were as follows:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2003           2002            2001
                                                          -----------    -----------     -----------
Accumulation Units:
 Credited for premiums ...............................      2,860,354      2,310,355       1,542,511
 Credited (cancelled) for transfers, net disbursements
  and amounts applied to the Annuity Fund ............      1,517,133       (420,104)      2,309,261
 Outstanding:
  Beginning of year ..................................     20,346,696     18,456,445      14,604,673
                                                          -----------    -----------     -----------
  End of year ........................................     24,724,183     20,346,696      18,456,445
                                                          ===========    ===========     ===========

NOTE 8--COMMITMENTS

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 2003, the account had no outstanding commitments.

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Participants of the TIAA Real Estate Account and the
Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated statement of investments as of December 31, 2003, of the TIAA Real Estate Account ("Account") of Teachers Insurance and Annuity Association of America ("TIAA") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of TIAA's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Account at December 31, 2003 and 2002, and the consolidated results of its operations and the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP

New York, New York
February 18, 2004

--------------------------------------------------------------------------------

                            TIAA REAL ESTATE ACCOUNT
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                                DECEMBER 31, 2003

REAL ESTATE PROPERTIES--79.49%
LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                       -----
ARIZONA:
       Biltmore Commerce Center - Office building ..................................................    $   28,639,089
CALIFORNIA:
       3 Hutton Centre - Office building ...........................................................        39,991,353
       9 Hutton Centre - Office building ...........................................................        20,343,676
       88 Kearny Street - Office building ..........................................................        62,541,205
       Treat Towers - Office building ..............................................................       112,941,315(1)
       Cabot Industrial Portfolio - Industrial building ............................................        52,223,082(1)
       Capitol Place - Office building .............................................................        38,805,345
       Eastgate Distribution Center - Industrial building ..........................................        16,600,000
       Kenwood Mews - Apartments ...................................................................        22,700,000
       Larkspur Courts - Apartments ................................................................        55,000,000
       The Legacy at Westwood - Apartments .........................................................        84,400,000
       Northpoint Commerce Center - Industrial building ............................................        41,800,000
       Ontario Industrial Portfolio - Industrial building ..........................................       117,500,000
       Regents Court - Apartments ..................................................................        49,600,000
       Westcreek - Apartments ......................................................................        22,000,000
       Westwood Marketplace - Shopping center ......................................................        74,000,000
COLORADO:
       The Lodge at Willow Creek - Apartments ......................................................        31,698,947
       Monte Vista - Apartments ....................................................................        20,600,000
CONNECTICUT:
       Ten & Twenty Westport Road - Office building ................................................       144,000,000
FLORIDA:
       701 Brickell - Office building ..............................................................       177,009,565
       4200 West Cypress Street - Office building ..................................................        32,824,935
       Doral Pointe- Apartments ....................................................................        42,600,000
       Golfview - Apartments .......................................................................        27,750,000
       The Fairways of Carolina - Apartments .......................................................        18,000,000
       The Greens at Metrowest - Apartments ........................................................        14,000,000
       Maitland Promenade One - Office building ....................................................        35,192,924
       Plantation Grove - Shopping center ..........................................................         9,100,000
       Pointe on Tampa Bay - Office building .......................................................        42,100,000
       Quiet Waters at Coquina Lakes - Apartments ..................................................        18,800,000
       Royal St. George - Apartments ...............................................................        17,700,000
       Sawgrass Office Portfolio - Office building .................................................        45,400,000
       South Florida Apartment Portfolio - Apartments ..............................................        46,700,000
GEORGIA:
       Alexan Buckhead - Apartments ................................................................        41,000,000
       Atlanta Industrial Portfolio - Industrial building ..........................................        37,300,000
       Prominence in Buckhead - Office building ....................................................        92,494,922(1)
ILLINOIS:
       161 North Clark Street - Office building ....................................................       209,051,330(1)
       Chicago CalEast Industrial Portfolio- Industrial building ...................................        40,232,195
       Chicago Industrial Portfolio - Industrial building ..........................................        59,292,310
       Columbia Center III - Office building .......................................................        30,000,000
       Oak Brook Regency Towers - Office building ..................................................        67,300,000
       Parkview Plaza - Office building ............................................................        50,400,000
       Rolling Meadows - Shopping center ...........................................................        13,550,000

LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                       -----
KENTUCKY:
       IDI Kentucky Portfolio - Industrial building ................................................    $   52,000,000
MARYLAND:
       Corporate Boulevard - Office building .......................................................        69,500,000
       FEDEX Distribution Facility - Industrial building ...........................................         7,600,000
       Longview Executive Park - Office building ...................................................        22,200,000
MASSACHUSETTS:
       Batterymarch Park II - Office building ......................................................        10,000,000
       Longwood Towers - Apartments ................................................................        76,400,000
       Mellon Financial Center at One Boston Place - Office building ...............................       248,000,000(1)
       Needham Corporate Center - Office building ..................................................        12,544,934
MICHIGAN:
       Indian Creek - Apartments ...................................................................        17,700,000
MINNESOTA:
       Interstate Crossing - Industrial building ...................................................         6,345,000
       River Road Distribution Center - Industrial building ........................................         4,150,000
NEVADA:
       UPS Distribution Facility - Industrial building .............................................        11,500,000
NEW JERSEY:
       10 Waterview Boulevard - Office building ....................................................        27,000,000
       371 Hoes Lane - Office building .............................................................         8,500,000
       Konica Photo Imaging Headquarters - Industrial building .....................................        18,500,000
       Morris Corporate Center III - Office building ...............................................        90,000,000
       NJ CalEast Industrial Portfolio- Industrial building ........................................        39,843,924
       South River Road Industrial - Industrial building ...........................................        31,000,000
NEW YORK:
       780 Third Avenue - Office building ..........................................................       180,000,000
       The Colorado - Apartments ...................................................................        54,008,059
NORTH CAROLINA:
       The Lynnwood Collection - Shopping center ...................................................         8,100,000
       The Millbrook Collection - Shopping center ..................................................         7,000,000
OHIO:
       Bent Tree - Apartments ......................................................................        13,000,000
       BISYS Fund Services Building - Office building ..............................................        35,500,000(1)
       Columbus Portfolio - Office building ........................................................        22,000,000
       Northmark Business Center III - Office building .............................................         5,200,000
OREGON:
       Five Centerpointe - Office building .........................................................        13,850,797
PENNSYLVANIA:
       Lincoln Woods - Apartments ..................................................................        26,704,000
TENNESSEE:
       Memphis CalEast Industrial Portfolio- Industrial building ...................................        43,036,559
       Summit Distribution Center- Industrial building .............................................        21,961,420
TEXAS:
       Butterfield Industrial Park - Industrial building ...........................................         4,506,687(2)
       Dallas Industrial Portfolio - Industrial building ...........................................       138,000,000
       The Legends at Chase Oaks - Apartments ......................................................        26,000,000
UTAH:
       Landmark at Salt Lake City (Building #4) - Industrial building ..............................        12,500,000

LOCATION / DESCRIPTION                                                                                       VALUE
----------------------                                                                                       -----
VIRGINIA:
       Ashford Meadows - Apartments ................................................................    $   62,000,000
       Fairgate at Ballston - Office building ......................................................        28,400,000
       Monument Place - Office building ............................................................        33,334,338
WASHINGTON:
       Rainier Corporate Park- Industrial building .................................................        53,994,267
WASHINGTON DC:
       1015 15th Street - Office building ..........................................................        54,300,000
       The Farragut Building - Office building .....................................................        45,700,000
OTHER:
       Storage Portfolio I LLC .....................................................................       175,676,890(1)
                                                                                                        --------------

       TOTAL REAL ESTATE PROPERTIES (Cost $4,112,822,557) ..........................................     4,020,739,068
                                                                                                        --------------

OTHER REAL ESTATE RELATED INVESTMENTS--5.60%

REAL ESTATE JOINT VENTURES--4.77%
       Florida Mall Association, Ltd.
         The Florida Mall (50% Account Interest)* ..................................................        99,279,653
       Teachers REA IV, LLC, which owns
         Tyson's Executive Plaza II (50% Account Interest) .........................................        25,577,096
       West Dade County Associates
         Miami International Mall (50% Account Interest)* ..........................................        39,789,620
       West Town Mall Joint Venture
         West Town Mall (50% Account Interest)* ....................................................        76,375,643
                                                                                                        --------------

       TOTAL REAL ESTATE JOINT VENTURES (Cost $213,788,540) ........................................       241,022,012
                                                                                                        --------------

LIMITED PARTNERSHIPS-- 0.83%
       Essex Apartment Value Fund, L.P. (10% Account Interest) .....................................        20,864,368
       MONY/Transwestern Mezzanine Realty Partners L.P. (19.76% Account Interest) ..................        21,366,470
                                                                                                        --------------

       TOTAL LIMITED PARTNERSHIP (Cost $42,338,812) ................................................        42,230,838
                                                                                                        --------------

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $256,127,352) ....................................       283,252,850
                                                                                                        --------------

* The market value reflects the Account's interest in the joint venture after debt.
(1) This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.
(2)   Leasehold interest only.

MARKETABLE SECURITIES--14.91%

REAL ESTATE RELATED--6.29%

REAL ESTATE INVESTMENT TRUSTS--5.24%

SHARES              ISSUER                                                                                VALUE
------              ------                                                                                -----
   30,000           Apartment Investment & Management Co .........................................    $   1,035,000
  120,325           Archstone-Smith Trust ........................................................        3,366,694
  560,000           Ashford Hospitality Trust ....................................................        5,258,400
  115,000           Avalonbay Communities Inc ....................................................        5,497,000
  206,800           Boston Properties, Inc .......................................................        9,965,692
  315,000           BRE Properties ...............................................................       10,521,000
  440,000           Cedar Shopping Centers Inc ...................................................        5,464,800
   40,000           Chelsea Property Group Inc ...................................................        2,192,400
  200,000           Entertainment Properties Trust ...............................................        6,942,000
  300,000           Equity Office Properties Trust ...............................................        8,595,000
  300,000           Equity One Inc ...............................................................        5,064,000
  203,800           Equity Residential ...........................................................        6,014,138
   40,000           Essex Property Trust Inc .....................................................        2,568,800
  400,000           Falcon Financial Investment ..................................................        3,920,000
   70,000           Gables Residential Trust .....................................................        2,431,800
  140,000           Health Care Reit Inc .........................................................        5,040,000
  114,700           Hilton Hotels Corp ...........................................................        1,964,811
  822,800           Host Marriott Corp ...........................................................       10,136,896
  300,000           Interstate Hotels & Resorts ..................................................        1,605,000
  250,000           Istar Financial Inc ..........................................................        9,725,000
  640,000           Keystone Property Trust ......................................................       14,137,600
  100,000           Kimco Realty Corp ............................................................        4,475,000
  640,000           Lexington Corporate Properties Trust .........................................       12,921,600
  230,000           Liberty Property Trust .......................................................        8,947,000
  290,000           LTC Properties 8.5% ..........................................................        9,097,300
  200,000           Macerich Company/ The ........................................................        8,900,000
  800,000           Meristar Hospitality Trust ...................................................        5,208,000
  200,000           Mission West Properties, Inc .................................................        2,590,000
  130,000           Post Properties, Inc .........................................................        3,629,600
  250,000           Prentiss Properties Trust ....................................................        8,247,500
  330,000           Prologis Trust ...............................................................       10,589,700
  285,000           PS Business Parks Inc ........................................................       11,759,100
  172,500           Ramco-Gershenson Properties ..................................................        4,881,750
  235,900           Simon Property Group, Inc ....................................................       10,931,606
   22,100           Sun Communities Inc ..........................................................          855,270
  200,000           Tanger Factory Outlet Center .................................................        8,140,000
  800,000           United Dominion Realty Trust .................................................       15,360,000
  260,000           US Restaurant Properties .....................................................        4,430,400
  131,300           Washington Real Estate Inv ...................................................        3,833,960
   85,000           Weingarten Realty Investors ..................................................        3,769,750
  170,000           Windrose Medical Properties ..................................................        2,109,700
  306,300           Winston Hotels Inc ...........................................................        3,124,260
                                                                                                      -------------

    TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $242,402,103) ......................................      265,247,527
                                                                                                      -------------

COMMERCIAL MORTGAGE BACKED SECURITIES--1.05%

   PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                                                VALUE
   ---------           --------------------------------------                                                -----
$  10,000,000          GSMS 2001-Rock A2FL
                        1.530% 05/03/18 ............................................................    $    9,909,090
   20,000,000          LBF 1.49%
                        1.543% 06/14/17 ............................................................        20,007,680
   10,000,000          MSDWC 2001-280 A2F
                        1.560% 02/03/11 ............................................................         9,797,770
    8,429,804          Opryland Hotel Trust
                        1.630% 04/01/11 ............................................................         8,418,230
    5,000,000          Trize 2001 - TZHA A3FL
                        1.533% 03/15/13 ............................................................         4,871,440
                                                                                                        --------------

       TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES (Cost $53,433,209) ..............................        53,004,210
                                                                                                        --------------

       TOTAL REAL ESTATE RELATED (Cost $295,835,312) ...............................................       318,251,737
                                                                                                        --------------

OTHER--8.62%

COMMERCIAL PAPER--8.62%

   PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                                               VALUE
   ---------           --------------------------------------                                                -----
   25,000,000          Canadian Imperial Bank of Commerce
                        1.060% 01/28/04 ............................................................        24,999,805
    2,215,000          CC (USA), Inc
                        1.100% 02/10/04 ............................................................         2,212,351
   25,000,000          Ciesco LP
                        1.080% 02/13/04 ............................................................        24,967,917
   18,000,000          Corporate Asset Funding Corp, Inc
                        1.090% 01/14/04 ............................................................        17,992,720
   20,275,000          Delaware Funding Corp
                        1.080% 01/22/04 ............................................................        20,261,866
   13,905,000          Federal Home Loan Mortgage Corp
                        1.020% 01/09/04 ............................................................        13,901,559
   37,980,000          Federal Home Loan Mortgage Corp
                        1.020% 01/08/04 ............................................................        37,971,644
   10,715,000          Federal Home Loan Mortgage Corp
                        1.020% 02/24/04 ............................................................        10,698,630
   10,000,000          Federal Home Loan Mortgage Corp
                        1.020% 02/17/04 ............................................................         9,986,667
   30,000,000          Federal National Mortgage Association
                        1.054% 01/07/04 ............................................................        29,994,458
   50,000,000          Federal National Mortgage Association
                        1.010% 01/15/04 ............................................................        49,979,166
    6,500,000          Federal National Mortgage Association
                        1.000% 01/05/04 ............................................................         6,499,142
   50,000,000          Federal National Mortgage Association
                        1.050% 01/30/04 ............................................................        49,958,334
    9,800,000          Govco Incorporated
                        1.040% 02/23/04 ............................................................         9,784,418
   15,000,000          Govco Incorporated
                        1.080% 02/26/04 ............................................................        14,974,825
   10,000,000          Greyhawk Funding LLC
                        1.100% 01/20/04 ............................................................         9,994,111

   PRINCIPAL           ISSUER, CURRENT RATE AND MATURITY DATE                                               VALUE
   ---------           --------------------------------------                                                -----
  $25,000,000          Kitty Hawk Funding Corp
                        1.080% 01/05/04 ............................................................    $   24,996,458
    1,300,000          New York Times Co
                        1.070% 02/17/04 ............................................................         1,298,163
   14,535,000          Park Avenue Receivables Corp
                        1.080% 01/29/04 ............................................................        14,522,589
    2,000,000          Private Export Funding Corporation
                        1.090% 02/19/04 ............................................................         1,997,056
    4,460,000          Receivables Capital Corp
                        1.050% 01/05/04 ............................................................         4,459,368
   19,285,000          Receivables Capital Corp
                        1.070% 01/20/04 ............................................................        19,273,643
   25,000,000          Sigma Finance Inc
                        1.090% 01/06/04 ............................................................        24,995,750
   10,000,000          UBS Finance, (Delaware) Inc
                        0.960% 01/02/04 ............................................................         9,999,433
                                                                                                        --------------

       TOTAL COMMERCIAL PAPER (Amortized cost $435,725,426) ........................................       435,720,073
                                                                                                        --------------

       TOTAL OTHER (Cost $435,725,426) .............................................................       435,720,073
                                                                                                        --------------

       TOTAL MARKETABLE SECURITIES (Cost $731,560,738) .............................................       753,971,810
                                                                                                        --------------

       TOTAL INVESTMENTS--100.00% (Cost $5,100,510,647) ............................................    $5,057,963,728
                                                                                                        ==============

                 See notes to consolidated financial statements.

                            TIAA REAL ESTATE ACCOUNT
                         SCHEDULE III--REAL ESTATE OWNED
                                DECEMBER 31, 2003

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
River Road Distribution Center             $-0-       $4,174,182         ($24,182)         $4,150,000          1995         11/22/95
Industrial Building
Fridley, Minnesota

The Greens At Metrowest Apartments          -0-       12,522,047         1,477,953         14,000,000          1990         12/15/95
Apartments
Orlando, Florida

Butterfield Industrial Park                 -0-        4,456,125          50,562            4,506,687          1981         12/22/95
Industrial Building
El Paso, Texas (1)

Plantation Grove Shopping Center            -0-        7,350,129         1,749,871          9,100,000          1995         12/28/95
Shopping Center
Ocoee, Florida

The Millbrook Collection                    -0-        6,774,711          225,289           7,000,000          1988         03/29/96
Shopping Center
Raleigh, North Carolina

The Lynnwood Collection                     -0-        6,708,120         1,391,880          8,100,000          1988         03/29/96
Shopping Center
Raleigh, North Carolina

Monte Vista                                 -0-       17,663,849         2,936,151         20,600,000          1995         06/21/96
Apartments
Littleton, Colorado

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Royal St. George                           $-0-       $16,072,612       $1,627,388        $17,700,000          1995         12/20/96
Apartments
West Palm Beach, Florida

Interstate Crossing                         -0-        6,454,888         (109,888)          6,345,000          1995         12/31/96
Industrial Building
Eagan, Minnesota

Westcreek Apartments                        -0-       13,488,279         8,511,721         22,000,000          1988         01/02/97
Apartments
Westlake Village, California

Rolling Meadows Shopping Center             -0-       12,930,463          619,537          13,550,000          1957         05/28/97
Shopping Center
Rolling Meadows, Illinois

Eastgate Distribution Center                -0-       11,952,402         4,647,598         16,600,000          1996         05/29/97
Industrial Building
San Diego, California

Five Centerpointe                           -0-       15,656,341        (1,805,544)        13,850,797          1988         04/21/97
Office Building
Lake Oswego, Oregon

Longview Executive Park                     -0-       23,628,567        (1,428,567)        22,200,000          1988         04/21/97
Office Building
Longview, Maryland

Northmark Business Center                   -0-        8,812,644        (3,612,644)         5,200,000          1985         04/21/97
Office Building
Blue Ash, Ohio

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Fairgate at Ballston                       $-0-       $26,977,436       $1,422,564         $28,400,000         1988         04/21/97
Office Building
Arlington, Virginia

Parkview Plaza                              -0-       49,412,494          987,506          50,400,000          1990         04/29/97
Office Building
Oakbrook Terrace, Illinois

Lincoln Woods Apartments                    -0-       21,564,483         5,139,517         26,704,000          1991         10/20/97
Apartments
Lafayette Hill, Pennsylvania

371 Hoes Lane                               -0-       15,499,306        (6,999,306)         8,500,000          1986         12/15/97
Office Building
Piscataway, New Jersey

Columbia Centre III                         -0-       38,580,069        (8,580,069)        30,000,000          1989         12/23/97
Office Building
Rosemont, Illinois

The Lodge at Willow Creek                   -0-       27,562,882         4,136,065         31,698,947          1997         12/24/97
Apartments
Douglas County, Colorado

The Legends at Chase Oaks                   -0-       29,701,668        (3,701,668)        26,000,000          1997         03/31/98
Apartments
Plano, Texas

Chicago Industrial Portfolio                -0-       60,281,860         (989,550)         59,292,310          1997         06/30/98
Industrial Building
Joliet, Illinois

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Golfview Apartments                        $-0-       $28,066,591       ($316,591)         $27,750,000         1998         07/31/98
Apartments
Lake Mary, Florida

Indian Creek Apartments                     -0-       17,002,932          697,068          17,700,000          1988         10/08/98
Apartments
Farmington Hills, Michigan

Bent Tree Apartments                        -0-       14,420,590        (1,420,590)        13,000,000          1987         10/22/98
Apartments
Columbus, Ohio

UPS Distribution Facility                   -0-       10,989,393          510,607          11,500,000          1998         11/13/98
Industrial Building
Fernley, Nevada

Ontario Industrial Portfolio                -0-       105,364,400       12,135,600         117,500,000         1997         12/17/98
Industrial Building
Ontario, California

IDI Kentucky Portfolio                      -0-       53,030,599        (1,030,599)        52,000,000          1998         12/17/98
Industrial Building
Hebron, Kentucky

FEDEX Distribution Facility                 -0-        7,828,025         (228,025)          7,600,000          1998         12/18/98
Industrial Building
Crofton, Maryland

Biltmore Commerce Center                    -0-       37,323,057        (8,683,968)        28,639,089          1985         02/23/99
Office Building
Phoenix, Arizona

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
The Colorado                               $-0-       $52,687,840       $1,320,219         $54,008,059         1987         04/14/99
Apartments
New York, New York

Sawgrass Office Portfolio                   -0-       52,933,368        (7,533,368)        45,400,000          1998         05/11/99
Office Building
Sunrise, Florida

780 Third Avenue                            -0-       161,511,019       18,488,981         180,000,000         1984         07/08/99
Office Building
New York, New York

Monument Place                              -0-       34,597,697        (1,263,359)        33,334,338          1990         07/15/99
Office Building
Fairfax, Virginia

88 Kearney Street                           -0-       65,795,171        (3,253,966)        62,541,205          1986         07/22/99
Office Building
San Francisco, California

10 Waterview Boulevard                      -0-       31,063,635        (4,063,635)        27,000,000          1984         07/27/99
Office Building
Parsippany, New Jersey

Larkspur Courts                             -0-       53,038,988         1,961,012         55,000,000          1991         08/17/99
Apartments
Larkspur, California

Columbus Portfolio                          -0-       30,227,305        (8,227,305)        22,000,000          1997         11/30/99
Office Building
Columbus, Ohio

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Konica Photo Imaging Headquarters          $-0-       $17,049,875       $1,450,125         $18,500,000         1999         12/21/99
Industrial Building
Mahwah, New Jersey

Atlanta Industrial Portfolio                -0-       39,816,868        (2,516,868)        37,300,000          1999         04/04/00
Industrial Building
Atlanta, Georgia

Northpoint Commerce Center                  -0-       38,818,013         2,981,987         41,800,000          1994         06/15/00
Industrial Building
Fullerton, California

Morris Corporate Center III                 -0-       103,119,739      (13,119,739)        90,000,000          1990         07/12/00
Office Building
Parsippany, New Jersey

Ashford Meadows Apartments                  -0-       64,171,626        (2,171,626)        62,000,000          1998         09/28/00
Apartments
Herndon, Virginia

Landmark at Salt Lake City (Building #4)    -0-       14,411,089        (1,911,089)        12,500,000          2000         11/03/00
Industrial Building
Salt Lake City, Utah

Cabot Industrial Portfolio                  -0-       40,713,096        11,509,986         52,223,082          2000         11/17/00
Industrial Building
Rancho Cucamonga, California

Maitland Promenade One                      -0-       36,520,162        (1,327,238)        35,192,924          1999         12/14/00
Office Building
Maitland, Florida

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Dallas Industrial Portfolio                $-0-      $138,389,123       ($389,123)        $138,000,000         1997         12/19/00
Industrial Building
Coppell, Texas

BISYS Fund Services Building                -0-       32,332,485         3,167,515         35,500,000          2001         11/30/99
Office Building
Columbus, Ohio

Batterymarch Park II                        -0-       17,824,765        (7,824,765)        10,000,000          1986         05/31/01
Office Building
Quincy, Massachusetts

South River Road Industrial                 -0-       33,700,429        (2,700,429)        31,000,000          1999         06/25/01
Industrial Building
Cranbury, New Jersey

Needham Corporate Center                    -0-       28,150,986       (15,606,052)        12,544,934          1987         07/30/01
Office Building
Needham, Massachusetts

South Florida Apt Portfolio                 -0-       44,114,457         2,585,543         46,700,000          1986         08/24/01
Apartments
Boca Raton, Florida

The Fairways of Carolina                    -0-       17,286,931          713,069          18,000,000          1993         08/24/01
Apartments
Margate, Florida

Quiet Waters at Coquina Lakes               -0-       19,094,415         (294,415)         18,800,000          1995         08/24/01
Apartments
Deerfield Beach, Florida

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
9 Hutton Centre                            $-0-       $20,448,764       ($105,088)         $20,343,676         1981         10/30/01
Office Building
Santa Ana, California

Doral Pointe Apartments                     -0-       45,321,796        (2,721,796)        42,600,000          1990         11/06/01
Apartments
Miami, Florida

1015 15th Street                            -0-       48,743,491         5,556,509         54,300,000          1978         11/09/01
Office Building
Washington D.C.

Kenwood Mews Apartments                     -0-       22,686,216          13,784           22,700,000          1991         11/30/01
Apartments
Burbank, California

Ten & Twenty Westport Road                  -0-       140,178,508        3,821,492         144,000,000         2001         12/28/01
Office Building
Wilton, Connecticut

The Farragut Building                       -0-       46,170,678         (470,678)         45,700,000          1962         05/16/02
Office Building
Washington, DC

The Legacy at Westwood Apartments           -0-       85,066,625         (666,625)         84,400,000          2001         09/09/02
Apartments
Los Angeles, California

Westwood Marketplace                        -0-       74,022,241         (22,241)          74,000,000          1950         09/26/02
Shopping Center
Los Angeles, California

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
The Pointe on Tampa Bay                    $-0-       $41,204,643        $895,357          $42,100,000         1982         10/09/02
Office Building
Tampa, Florida

Corporate Boulevard                         -0-       68,042,737        1,457,263          69,500,000          1989         10/31/02
Office Building
Rockville, Maryland

Regents Court Apartments                    -0-       49,566,014          33,986           49,600,000          2001         11/15/02
Apartments
San Diego, California

Oak Brook Regency Towers                    -0-       66,599,086         700,914           67,300,000          1977         11/26/02
Office Building
Oakbrook, Illinois

701 Brickell                                -0-       172,058,614       4,950,951          177,009,565         1986         11/27/02
Office Building
Miami, Florida

Mellon Financial Center at                  -0-       261,995,246      (13,995,246)        248,000,000         1970         12/03/02
  One Boston Place
Office Building
Boston, Massachusetts

Longwood Towers                             -0-       80,212,239        (3,812,239)        76,400,000          1926         12/12/02
Apartments
Brookline, Massachusetts

Alexan Buckhead                             -0-       45,707,820        (4,707,820)        41,000,000          2002         12/30/02
Apartments
Atlanta, Georgia

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Capitol Place                              $-0-       $38,792,367        $12,978           $38,805,345         1988          8/28/03
Office Building
Sacramento, California

Summit Distribution Center                  -0-       21,961,420            0              21,961,420          2002         11/24/03
Industrial Building
Memphis, Tennessee

NJ CalEast Industrial Portfolio             -0-       39,843,924            0              39,843,924         Various       12/22/03
Industrial Building
Middlesex, New Jersey

Chicago CalEast Industrial Portfolio        -0-       40,232,195            0              40,232,195         Various       12/22/03
Industrial Building
Chicago, Illinois

Memphis CalEast Industrial Portfolio        -0-       43,036,559            0              43,036,559         Various       12/22/03
Industrial Building
Memphis, Tennessee

Storage Portfolio I, LLC                    -0-       175,676,890           0              175,676,890        Various       12/23/03
Property type--Other
Various locations

4200 West Cypress Street                    -0-       32,824,935            0              32,824,935          1989         12/29/03
Office Building
Tampa, Florida

161 North Clark Street (EOP)                -0-       209,051,330           0              209,051,330         1992         12/30/03
Office Building
Chicago, Illinois

                                                                     COSTS CAPITALIZED
                                                                       SUBSEQUENT TO
                                                                        ACQUISITION
                                                     INITIAL COST       (INCLUDING          VALUE AT           YEAR
                                          ENCUM-      TO ACQUIRE     UNREALIZED GAINS     DECEMBER 31,     CONSTRUCTION       DATE
              DESCRIPTION                 BRANCES      PROPERTY         AND LOSSES)           2003           COMPLETED      ACQUIRED
              -----------                 -------    ------------    -----------------    ------------     ------------     --------
Treat Towers (EOP)                         $-0-      $112,941,315          $0             $112,941,315         1999         12/30/03
Office Building
Walnut Creek, California

Prominence in Buckhead (EOP)                -0-       92,494,922            0              92,494,922          1999         12/30/03
Office Building
Atlanta, Georgia

Rainier Corporate Park                      -0-       53,994,267            0              53,994,267        1991-1997      12/31/03
Industrial Building
Fife, Washington

3 Hutton Centre                             -0-       39,991,353            0              39,991,353          1985         12/31/03
Office Building
Santa Ana, California
                                           ----     --------------    ------------      --------------
                                           $-0-     $4,048,486,421    ($27,747,353)     $4,020,739,068
                                           ====     ==============    ============      ==============

(1)   Leasehold interest only

Reconciliation of investment property owned:
Balance at beginning of period                               $3,281,332,364
Acquisitions (including properties
  under construction)                                           921,314,361
Dispositions                                                   (154,626,452)
  (Initial Cost 146,813,313, costs capitalized 7,813,139)
Capital improvements and carrying costs
  (including unrealized gains and losses)                       (27,281,205)
                                                             --------------

Balance at end of period                                     $4,020,739,068
                                                             ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 9A. CONTROLS AND PROCEDURES.

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation was performed as of December 31, 2003 under the supervision of the registrant's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the principal executive officer and principal financial officer, concluded that the registrant's disclosure controls and procedures were effective for this annual reporting period.

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

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
                 COMPENSATION

      The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

TRUSTEES

ELIZABETH E. BAILEY, 65
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation and Altria Group, Inc.

ROBERT C. CLARK, 60
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University. Director, Collins & Aikman Corporation and Time Warner Inc.

ESTELLE A. FISHBEIN, 69
Vice President and General Counsel Emerita, Johns Hopkins University. Director, Medical Centre Insurance Co. and MCIC Vermont, Inc.

MARJORIE FINE KNOWLES, 64
Professor of Law, Georgia State University College of Law.

ROBERT M. O'NEIL, 69
Professor of Law, University of Virginia and Director, Thomas Jefferson Center for the Protection of Free Expression.

DONALD K. PETERSON, 54
Chairman and Chief Executive Officer, Avaya Inc. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Director, Reynolds & Reynolds Co.

LEONARD S. SIMON, 67
Former Vice Chairman, Charter One Financial, Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, Rochester Community Savings Bank. Director, Landmark Technology Partners, Inc. and Integrated Nano-Technologies, LLC.

DAVID F. SWENSEN, 50
Chief Investment Officer, Yale University. Director, Schroders plc.

RONALD L. THOMPSON, 54
Chairman and Chief Executive Officer, Midwest Stamping Co. Director,Interstate Bakeries and Ryerson Tull.

PAUL R. TREGURTHA, 68
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Vice Chairman, Interlake Steamship Company and Lakes Shipping Company; Formerly, Chairman, Meridian Aggregates, L.P. Director, FPL Group, Inc.

WILLIAM H. WALTRIP, 66
Former Chairman, Technology Solutions Company. Formerly, Chairman and Chief Executive Officer, Bausch & Lomb, Inc. Director, Charles River Laboratories, Bausch & Lomb, Inc. and Thomas & Betts Corporation.

ROSALIE J. WOLF, 62
Managing Partner, Botanica Capital Partners LLC. Formerly, Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC; earlier, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust.

OFFICER--TRUSTEES

HERBERT M. ALLISON, JR., 60
Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999 and President and Chief Executive Officer of Alliance for LifeLong Learning, Inc., 1999 -2002. Director, New York Stock Exchange.

OTHER OFFICERS

GARY CHINERY, 54
Vice President and Treasurer, TIAA and CREF.

E. LAVERNE JONES, 55
Vice President and Corporate Secretary, TIAA and CREF.

ELIZABETH A. MONRAD, 49
Executive Vice President and Chief Financial Officer, TIAA and CREF.

JOHN SOMERS, 60
Executive Vice President, TIAA and CREF.

PORTFOLIO MANAGEMENTTEAM

JOSEPH LUIK, 52
Senior Managing Director--TIAA Mortgage and Real Estate Division, TIAA.

THOMAS GARBUTT, 45
Group Managing Director--TIAA Real Estate Equities Group, TIAA.

PHILIP J. MCANDREWS, 45
Managing Director--TIAA Real Estate Account, TIAA.

AUDIT COMMITTEE FINANCIAL EXPERT

On August 20, 2003, the Board of Trustees of TIAA determined that Rosalie J. Wolf was qualified and would serve as the audit committee financial expert on the TIAA's audit committee. Ms. Wolf is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in her capacity as Trustee.

CODE OF ETHICS

The Board of Trustees of TIAA has adopted a new code of ethics for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. The code of ethics is filed as an exhibit to this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      TIAA's general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment management and other services.

      LIQUIDITY GUARANTEE. If the Account's cash flow is insufficient to fund redemption requests, TIAA's general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2003, the Account paid TIAA $1,199,414 for this liquidity guarantee through a daily deduction from the net assets of the Account.

      INVESTMENT MANAGEMENT AND ADMINISTRATIVE SERVICES/CERTAIN RISKS BORNE BY TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts. These services are performed at cost by TIAA and Services. Deductions are also made each valuation day to cover mortality and expense risks borne by TIAA.

      For the year ended December 31, 2003, the Account paid TIAA $12,751,191 for investment management services and $2,916,880 for mortality and expense risks. For the same period, the Account paid Services $14,786,580 for its administrative and distribution services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Ernst & Young LLP ("Ernst & Young") performs independent audits of the Registrant's financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the Registrant, as a policy, does not engage Ernst & Young for management advisory or consulting services.

      AUDIT FEES. Ernst & Young's fees for professional services rendered for the audit of the Registrant's annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and review of financial statements included in Registrant's quarterly reports were $151,671 and $132,930, respectively.

      AUDIT-RELATED FEES. Ernst & Young fees for audit-related services (Sarbanes-Oxley-related activities) for the fiscal years ended December 31, 2003 and 2002, were $0 and $8,500, respectively.

      TAX FEES. Ernst & Young had no tax fees for the fiscal years ended December 31, 2003 and 2002.

      ALL OTHER FEES. Other than as set forth above, Ernst & Young had no additional fees with respect to Registrant.

      PREAPPROVAL POLICY. In June of 2003, the Registrant's audit committee ("Audit Committee") adopted a Preapproval Policy for External Audit Firm Services (the "Policy"). The Policy describes the types of services that may be provided by the independent auditor to the Registrant without impairing the auditor's independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the Registrant's independent auditor in order to ensure that such services do not impair the auditor's independence.

      The Policy requires the Audit Committee to: (i) appoint the independent auditor to perform the financial statement audit for the Registrant and certain of its affiliates, including approving the terms of the engagement and (ii) preapprove the audit, audit-related and tax services to be provided by the independent auditor and the fees to be charged for provision of such services from year to year.

      AUDITOR FEES FOR RELATED ENTITIES. The aggregate non-audit fees billed by Ernst & Young for services rendered to the Registrant and affiliates performing on-going services to the Registrant, including TIAA, for the years ended December 31, 2003 and 2002 were $177,000 and $173,350, respectively.

      Ernst & Young's aggregate fees for professional services rendered in connection with the audit of financial statements for Teachers Insurance and Annuity Association of America ("TIAA") and the College Retirement Equities Fund ("CREF") and their affiliated entities were $3,684,508 for the year ended December 31, 2003 and $3,167,680 for the year ended December 31, 2002. Ernst & Young's aggregate fees for audit related-services provided to TIAA and CREF and their affiliated entities were $177,000 for the year ended December 31, 2003 and $159,000 for the year ended December 31, 2002. Ernst & Young's aggregate fees for tax services provided to TIAA and CREF and their affiliated entities were $229,871 for the year ended December 31, 2003 and $212,625 for the year ended December 31, 2002. Ernst & Young's aggregate fees for all other services provided to TIAA and CREF and their affiliated entities were $0 for the year ended December 31, 2003 and $22,850 for the year ended December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   1.    Financial Statements. See Item 8 for required financial
                  statements.

      (a)   2.    Financial Statement Schedules. See Item 8 for required
                  financial statement schedules.

      (a)   3.    Exhibits.

      (1) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended)*
      (3)   (A)   Charter of TIAA (as amended)****
            (B)   Bylaws of TIAA (as amended)**
      (4)   (A)   Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account
                  Contract Endorsements*
            (B)   Forms of Income-Paying Contracts*
      (10)  (A)   Independent Fiduciary Agreement by and among TIAA, the
                  Registrant, and Institutional Property Consultants, Inc. (as amended)***
            (B)   Custodial Services Agreement by and between TIAA and Morgan
                  Guaranty Trust Company of New York with respect to the Real
                  Estate Account*
      (14)  Code of Ethics
      (31)  Rule 13a-15(e)/15d-15(e) Certifications
      (32)  Section 1350 Certifications

      (b) Reports on 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report. The Account filed a report on Form 8-K on January 21, 2004 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

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

                                  TIAA REAL ESTATE ACCOUNT

                                  By: TEACHERS INSURANCE AND ANNUITY
                                  ASSOCIATION OF AMERICA


                                  By: /s/ Herbert M. Allison, Jr.
                                      ------------------------------------------
                                      Herbert M. Allison, Jr.
                                      Chairman of the Board, President and Chief
                                      Executive Officer

                                      February 24, 2004
                                      ------------------------------------------
                                             Date

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

SIGNATURE                                TITLE                                                            DATE
---------                                -----                                                            ----

/s/ Herbert M. Allison, Jr.              Chairman of the Board, President, and Chief                      2/24/04
-------------------------------          Executive Officer (Principal Executive Officer)
Herbert M. Allison, Jr.


/s/ Elizabeth A. Monrad                  Executive Vice President (Principal Financial                    2/24/04
-------------------------------          and Accounting Officer)
Elizabeth A. Monrad

SIGNATURE OF TRUSTEE                           DATE        SIGNATURE OF TRUSTEE                           DATE
--------------------                           ----        --------------------                           ----

/s/ Herbert M. Allison, Jr.                  2/24/04       /s/ Leonard S. Simon                         2/24/04
----------------------------------                         ------------------------------------
Herbert M. Allison, Jr.                                    Leonard S. Simon


/s/ Elizabeth E. Bailey                      2/24/04       /s/ David F. Swensen                         2/24/04
----------------------------------                         ------------------------------------
Elizabeth E. Bailey                                        David F. Swensen


/s/Robert C. Clark                           2/24/04       /s/ Ronald L. Thompson                       2/24/04
----------------------------------                         ------------------------------------
Robert C. Clark                                            Ronald L. Thompson


/s/ Estelle A. Fishbein                      2/24/04       /s/ Paul R. Tregurtha                        2/24/04
----------------------------------                         ------------------------------------
Estelle A. Fishbein                                        Paul R. Tregurtha


/s/ Marjorie Fine Knowles                    2/24/04       /s/ William H. Waltrip                       2/24/04
----------------------------------                         ------------------------------------
Marjorie Fine Knowles                                      William H. Waltrip


/s/ Robert M. O'Neill                        2/24/04       /s/ Rosalie J. Wolf                          2/24/04
----------------------------------                         ------------------------------------
Robert M. O'Neill                                          Rosalie J. Wolf



----------------------------------
Donald K. Peterson

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