Form 10-Q
period 2004-03-31
TIAA REAL ESTATE ACCOUNT
filed 2004-05-07
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Numbers 33-92990, 333-13477, 333-22809, 333-59778, 333-83964 and 333-113602

TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of
incorporation or organization)

     NOT APPLICABLE
(IRS Employer Identification No.)

     C/O TEACHERS INSURANCE AND
ANNUITY ASSOCIATION OF AMERICA
730 THIRD AVENUE NEW YORK, NEW YORK
(address of principal executive offices)

10017-3206
(Zip code)

(212) 490-9000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]     No [   ]

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
March 31, 2004

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Investments, at value:
Real estate properties
(cost: $4,136,020,556 and $4,112,822,557)	$4,033,720,430	$4,020,739,068
Other real estate related investments
(cost: $257,135,984 and $256,127,352)	300,486,586	283,252,850
Marketable securities:
Real estate related
(cost: $297,987,180 and $295,835,312)	331,931,825	318,251,737
Other
(cost: $879,674,202 and $435,725,426)	879,668,299	435,720,073
Other	119,593,088	107,719,658

TOTAL ASSETS	5,665,400,228	5,165,683,386

LIABILITIES
Mortgage note payable—Note 6	115,000,000	—
Amount due to bank	2,022,437	1,015,345
Payable for securities transactions	3,515,600	—
Accrued real estate property level expenses and taxes	71,567,012	67,791,195
Security deposits held	13,427,315	13,137,670

TOTAL LIABILITIES	205,532,364	81,944,210

MINORITY INTEREST IN SUBSIDIARIES	252,466,253	290,317,015

NET ASSETS
Accumulation Fund	5,025,609,554	4,621,918,975
Annuity Fund	181,792,057	171,503,186

TOTAL NET ASSETS	$5,207,401,611	$4,793,422,161

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 7 and 8	26,353,291	24,724,183

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$190.70	$186.94

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

INVESTMENT INCOME
Real estate income net:
Rental income	$122,283,250	$95,299,231

Real estate property level expenses and taxes:
Operating expenses	32,102,596	23,292,312
Real estate taxes	18,014,622	12,938,976

Total real estate property level expenses and taxes	50,117,218	36,231,288

Real Estate Income, net	72,166,032	59,067,943
Income from other real estate related investments	4,527,633	5,233,066
Interest	1,772,803	855,144
Dividends	3,954,036	2,152,381

TOTAL INCOME	82,420,504	67,308,534

Expenses—Note 2:
Investment advisory charges	3,154,486	2,795,736
Administrative and distribution charges	4,027,093	3,701,408
Mortality and expense risk charges	867,062	648,144
Liquidity guarantee charges	371,598	198,891

TOTAL EXPENSES	8,420,239	7,344,179

INVESTMENT INCOME, NET	74,000,265	59,964,355

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Marketable securities	13,957,043	(396,673)

Net realized gain (loss) on investments	13,957,043	(396,673)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(10,216,637)	(18,025,482)
Other real estate related investments	16,225,104	10,374,095
Marketable securities	11,527,670	(946,351)

Net change in unrealized depreciation on investments	17,536,137	(8,597,738)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	31,493,180	(8,994,411)

NET INCREASE IN NET ASSETS RESULTING
FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST	105,493,445	50,969,944

Minority interest in net increase in net assets
resulting from continuing operations	(5,871,212)	(2,688,475)

NET INCREASE IN NET ASSETS RESULTING FROM
OPERATIONS FROM CONTINUING OPERATIONS	99,622,233	48,281,469

Discontinued operations—Note 3:
Investment income from discontinued operations	—	4,047,893
Realized loss from discontinued operations	—	(772,473)

Net increase in net assets resulting
from discontinued operations	—	3,275,420

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$99,622,233	$51,556,889

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

FROM OPERATIONS
Investment income, net	$74,000,265	$59,964,355
Net realized gain (loss) on investments	13,957,043	(396,673)
Net change in unrealized depreciation on investments	17,536,137	(8,597,738)
Minority interest in net increase in net assets resulting
from continuing operations	(5,871,212)	(2,688,475)
Net increase in net assets resulting from
discontinued operations	—	3,275,420

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	99,622,233	51,556,889

FROM PARTICIPANT TRANSACTIONS
Premiums	164,850,645	117,091,071
Net transfers from (to) TIAA	20,273,584	(14,252,759)
Net transfers from CREF Accounts and affiliated mutual funds	160,584,984	65,340,391
Annuity and other periodic payments	(6,225,263)	(4,762,757)
Withdrawals and death benefits	(25,126,733)	(23,230,634)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	314,357,217	140,185,312

NET INCREASE IN NET ASSETS	413,979,450	191,742,201

NET ASSETS
Beginning of period	4,793,422,161	3,675,988,560

End of period	$5,207,401,611	$3,867,730,761

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$99,622,233	$51,556,889
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Increase in investments	(487,843,412)	(206,385,455)
(Increase) decrease in other assets	(11,873,430)	6,996,978
Increase in accrued real estate property
level expenses and taxes	3,775,817	5,364,616
Increase in security deposits held	289,645	15,862
Increase in mortgage payable	115,000,000	—
Increase (decrease) in other liabilities	4,522,692	(868)
Increase (decrease) in minority interest	(37,850,762)	2,468,278

NET CASH USED IN OPERATING ACTIVITIES	(314,357,217)	(139,983,700)

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums	164,850,645	117,091,071
Net transfers from (to) TIAA	20,273,584	(14,252,759)
Net transfers from CREF Accounts and affiliated mutual funds	160,584,984	65,340,391
Annuity and other periodic payments	(6,225,263)	(4,762,757)
Withdrawals and death benefits	(25,126,733)	(23,230,634)

NET CASH PROVIDED BY PARTICIPANT TRANSACTIONS	314,357,217	140,185,312

NET INCREASE IN CASH	—	201,612

CASH
Beginning of period	—	496,864

End of period	$—	$698,476

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds various properties in wholly-owned and majority-owned subsidiaries which are consolidated for financial statement purposes. The Account also holds various other properties in joint ventures in which the Account does not hold a controlling interest. Such joint venture are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies consistently followed by the Account.

Basis of Presentation: The accompanying consolidated financial statements include the Account and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially or otherwise to assure that the Account is valued correctly. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; however, the value may be adjusted if it is determined that the outstanding debt could have a material affect on the value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. TIAA continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Valuation of Real Estate Joint Ventures: Real estate joint ventures (in which the Accounts does not have a controlling interest and therefore are not consolidated) are stated at the Account’s equity in the net assets of the underlying entities, which values their real estate holdings at fair value.

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Note 2—Management Agreements

Investment advisory services for the Account are provided by TIAA employees, under the direction of TIAA’s Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are also subject to review by the Account’s independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

Distribution and administrative services for the Account are provided by TIAA-CREF Individual & Institutional Services LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Effective January 1, 2004 Services was converted from a regular corporation to limited liability corporation.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

The services provided by TIAA and Services are provided at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account’s actual expenses. Any differences between actual expenses and the amounts paid are adjusted quarterly.

Note 3—Real Estate Properties

There were no real estate purchases during the three months ended March 31, 2004.

Note 4—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2004	$361,887,000
2005	331,539,000
2006	284,003,000
2007	247,915,000
2008	206,424,000
Thereafter	639,883,000

Total	$2,071,651,000

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 5—Investment in Joint Ventures

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account’s allocable portion of the mortgages payable at March 31, 2004 is $217,885,752. The Accounts’ equity in the joint ventures at March 31, 2004 is $255,080,358. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	March 31, 2004	December 31, 2003

Assets
Real estates properties	$942,207,905	$914,645,112
Other assets	28,957,632	24,673,188

Total assets	$971,165,537	$939,318,300

Liabilities and Equity
Mortgages payable, including accrued interest	$435,771,503	$436,448,116
Other liabilities	25,233,318	20,826,160

Total liabilities	461,004,821	457,274,276

Equity	510,160,716	482,044,024

Total liabilities and equity	$971,165,537	$939,318,300

	Three Months
	Ended	Year Ended
	March 31, 2004	December 31, 2003

Operating Revenues and Expenses
Revenues	$24,268,571	$98,912,953
Expenses	15,255,292	57,489,623

Excess of revenues over expenses	$9,013,279	$41,423,330

Note 6—Mortgage Note Payable

On March 31, 2004, the Account obtained a mortgage loan totaling $115 million on a portfolio of 32 storage facilities located throughout the U.S. which were purchased at the end of 2003. The interest on the mortgage is paid monthly based on an annual rate of 4.62%. The total principal is due on April 1, 2011.

Note 7—Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

	For the
	Three Months
	Ended	For the Years Ended December 31,
	March 31,
	2004 (1)	2003	2002	2001	2000	1999

	(Unaudited)
Per Accumulation Unit Data:
Rental income	$3.997	$16.514	$14.537	$14.862	$14.530	$12.168
Real estate property
level expenses and taxes	1.638	6.263	4.988	4.754	4.674	3.975

Real estate income, net	2.359	10.251	9.549	10.108	9.856	8.193
Income from real estate
joint ventures	0.148	0.790	0.665	0.130	0.056	—
Dividends and interest	0.187	0.788	1.244	1.950	2.329	2.292

Total income	2.694	11.829	11.458	12.188	12.241	10.485
Expense charges (2)	0.275	1.282	1.097	0.995	0.998	0.853

Investment income, net	2.419	10.547	10.361	11.193	11.243	9.632
Net realized and unrealized
gain (loss) on investments	1.343	2.492	(4.621)	(1.239)	3.995	1.164

Net increase in
Accumulation Unit Value	3.762	13.039	5.740	9.954	15.238	10.796
Accumulation Unit Value:
Beginning of year	186.939	173.900	168.160	158.206	142.968	132.172

End of period	$190.701	$186.939	$173.900	$168.160	$158.206	$142.968

Total return	2.01%	7.50%	3.41%	6.29%	10.66%	8.17%
Ratios to Average Net Assets:
Expenses (2)	0.17%	0.76%	0.67%	0.61%	0.67%	0.63%
Investment income, net	1.49%	6.25%	6.34%	6.81%	7.50%	7.13%
Portfolio turnover rate:
Real estate properties	0.00%	5.12%	0.93%	4.61%	3.87%	4.46%
Securities	38.63%	71.83%	52.08%	40.62%	32.86%	27.68%
Thousands of Accumulation Units
outstanding at end of period	26,353	24,724	20,347	18,456	14,605	11,487

(1)	The percentages shown for this period are not annualized.
(2)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the three months ended March 31, 2004 would be $1.913 ($7.545, $6.085, $5.749, $5.672 and $4.828 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2004 would be 1.18% (4.47%, 3.72%, 3.50%, 3.79% and 3.58% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively).

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Three Months	Year
	Ended	Ended
	March 31, 2004	December 31, 2003

	(Unaudited)
Accumulation Units:
Credited for premiums	873,917	2,860,354
Credited (cancelled) for transfers, net disbursements
and amounts applied to the Annuity Fund	755,191	1,517,133
Outstanding:
Beginning of year	24,724,183	20,346,696

End of period	26,353,291	24,724,183

Note 9—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. Subsequent to March 31, 2004, the Account entered into a contract to purchase a property for approximately $77.8 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

REAL ESTATE PROPERTIES—72.74%
Location / Description	Value

Arizona:
Biltmore Commerce Center—Office building	$29,000,000
California:
3 Hutton Centre Drive—Office building	40,002,938
9 Hutton Centre—Office building	21,106,236
88 Kearny Street—Office building	59,501,807
Treat Towers—Office building	113,000,000	(1)
Cabot Industrial Portfolio—Industrial building	56,631,717
Capitol Place—Office building	39,300,000
Eastgate Distribution Center—Industrial building	17,300,000
Kenwood Mews—Apartments	23,920,213
Larkspur Courts—Apartments	54,200,000
The Legacy at Westwood—Apartments	84,600,000
Northpoint Commerce Center—Industrial building	41,653,500
Ontario Industrial Portfolio—Industrial building	128,700,000
Regents Court—Apartments	50,000,000
Westcreek—Apartments	22,300,000
Westwood Marketplace—Shopping center	74,000,000
Colorado:
The Lodge at Willow Creek—Apartments	31,600,000
Monte Vista—Apartments	20,800,000
Connecticut:
Ten & Twenty Westport Road—Office building	144,000,000
Florida:
701 Brickell—Office building	169,000,000
4200 West Cypress Street—Office building	32,851,096
Doral Pointe– Apartments	46,700,000
Golfview—Apartments	28,550,000
The Fairways of Carolina—Apartments	17,300,000
The Greens at Metrowest—Apartments	14,000,000
Maitland Promenade One—Office building	34,007,076
Plantation Grove—Shopping center	9,500,000
Pointe on Tampa Bay—Office building	41,049,488
Quiet Waters at Coquina Lakes—Apartments	18,800,000
Royal St. George—Apartments	17,700,000
Sawgrass Office Portfolio—Office building	47,200,000
South Florida Apartment Portfolio—Apartments	46,698,159
Georgia:
Alexan Buckhead—Apartments	37,500,000
Atlanta Industrial Portfolio—Industrial building	36,100,000
Prominence in Buckhead—Office building	92,800,000	(1)
Illinois:
161 North Clark Street—Office building	210,000,000	(1)
Chicago Caleast Industrial Portfolio—Industrial building	40,232,195	(1)
Chicago Industrial Portfolio—Industrial building	59,144,340	(1)
Columbia Center III—Office building	30,100,000
Oak Brook Regency Towers—Office building	66,900,000
Parkview Plaza—Office building	47,500,000
Rolling Meadows—Shopping center	13,800,000

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

Location / Description	Value

Kentucky:
IDI Kentucky Portfolio—Industrial building	$52,000,000
Maryland:
Corporate Boulevard—Office building	70,016,212
FEDEX Distribution Facility—Industrial building	7,800,000
Longview Executive Park—Office building	21,511,390
Massachusetts:
Batterymarch Park II—Office building	10,000,000
Longwood Towers—Apartments	76,000,000
Mellon Financial Center at One Boston Place—Office building	249,542,922	(1)
Needham Corporate Center—Office building	11,800,000
Michigan:
Indian Creek—Apartments	17,500,000
Minnesota:
Interstate Crossing—Industrial building	6,537,627
River Road Distribution Center—Industrial building	4,150,000
Nevada:
UPS Distribution Facility—Industrial building	11,800,000
New Jersey:
10 Waterview Boulevard—Office building	27,000,000
371 Hoes Lane—Office building	10,768,473
Konica Photo Imaging Headquarters—Industrial building	19,000,000
Morris Corporate Center III—Office building	85,299,891
NJ Caleast Industrial Portfolio—Industrial building	39,850,807
South River Road Industrial—Industrial building	32,200,000
New York:
780 Third Avenue—Office building	182,000,000
The Colorado—Apartments	54,519,183
North Carolina:
The Lynnwood Collection—Shopping center	8,100,000
The Millbrook Collection—Shopping center	7,200,000
Ohio:
Bent Tree—Apartments	13,300,000
BISYS Fund Services Building—Office building	36,000,000	(1)
Columbus Portfolio—Office building	21,800,000
Northmark Business Center III—Office building	5,206,756
Oregon:
Five Centerpointe—Office building	13,800,000
Pennsylvania:
Lincoln Woods—Apartments	26,701,124
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	43,036,559	(1)
Summit Distribution Center—Industrial building	22,100,000
Texas:
Butterfield Industrial Park—Industrial building	4,500,000	(2)
Dallas Industrial Portfolio—Industrial building	133,300,000
The Legends at Chase Oaks—Apartments	26,000,000
Utah:
Landmark at Salt Lake City—Industrial building	12,300,000

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

Location / Description	Value

Virginia:
Ashford Meadows—Apartments	$62,700,000
Fairgate at Ballston—Office building	28,436,694
Monument Place—Office building	33,266,052
Washington:
Rainier Corporate Park—Industrial building	53,994,267
Washington DC:
1015 15th Street—Office building	55,902,159
The Farragut Building—Office building	44,100,000
Other:
Storage Portfolio	183,631,549	(1)(3)

TOTAL REAL ESTATE PROPERTIES (Cost $4,136,020,556)	4,033,720,430

OTHER REAL ESTATE RELATED INVESTMENTS—5.42%

REAL ESTATE JOINT VENTURE—4.60%
Florida Mall Association, Ltd.
The Florida Mall (50% Account Interest)*	110,465,138
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)	25,562,187
West Dade County Associates
Miami International Mall (50% Account Interest)*	40,894,284
West Town Mall Joint Venture
West Town Mall (50% Account Interest)*	78,158,749

TOTAL REAL ESTATE JOINT VENTURE (Cost $211,605,443)	255,080,358

LIMITED PARTNERSHIPS—0.82%
Essex Apartment Value Fund, L.P. (10% Account Interest)	20,864,368
MONY/Transwestern Mezzanine Realty Partners L.P.
(19.76% Account Interest)	24,541,860

TOTAL LIMITED PARTNERSHIP (Cost $45,530,541)	45,406,228

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $257,135,984)	300,486,586

(1)	This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.
(2)	Leasehold interest only.
(3)	32 facilities located throughout the U.S.
*	The market value reflects the Account’s interest in the joint venture after debt.

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

MARKETABLE SECURITIES—21.84%

REAL ESTATE RELATED—5.98%

REAL ESTATE INVESTMENT TRUSTS—5.03%
Shares	Issuer	Value

550,000	Affordable Residential Communities	$10,175,000
215,000	Amli Residential Properties	6,073,750
45,325	Archstone-Smith Trust	1,337,541
560,000	Ashford Hospitality Trust	5,706,400
246,600	Boston Properties Inc	13,392,846
285,000	BRE Properties	9,781,200
126,630	Capital Lease Funding Inc	1,623,397
40,200	Cedar Shopping Centers Inc	570,438
30,000	Chelsea Property Group Inc	1,888,200
89,300	Entertainment Properties Trust	3,653,263
300,000	Equity Office Properties Trust	8,667,000
203,800	Equity Residential	6,083,430
50,000	Essex Property Trust Inc	3,275,000
400,000	Falcon Financial Investment	3,716,000
114,700	Hilton Hotels Corp	1,863,875
216,000	Home Properties Inc	8,802,000
822,800	Host Marriott Corp	10,515,384
1,700	HRPT Properties Trust	19,210
300,000	Interstate Hotels & Resorts	1,770,000
234,700	Istar Financial Inc	9,927,810
514,600	Keystone Property Trust	12,509,926
100,000	Kimco Realty Corp	5,098,000
698,670	Lexington Corporate Properties Trust	15,224,019
100,000	Liberty Property Trust	4,500,000
200,000	Macerich Company/ The	10,780,000
975,600	Meristar Hospitality Trust	6,780,420
200,000	Mission West Properties, Inc	2,650,000
110,000	New Plan Excel Realty Trust	3,008,500
130,000	Post Properties, Inc	3,744,000
75,000	Prentiss Properties Trust	2,767,500
330,000	Prologis Trust	11,837,100
119,200	Ramco-Gershenson Properties	3,361,440
200,490	Reckson Associates Realty Corp	5,641,789
200,000	Rouse Co/The	10,720,000
235,900	Simon Property Group, Inc	13,785,996
303,820	Sunset Financial Resources	3,843,323
230,400	The St Joe Company	9,374,976
750,000	United Dominion Realty Trust	14,715,000
216,458	Ventas Inc	5,948,266
115,500	Vornado Realty Trust	6,985,440
81,300	Washington Real Estate Inv	2,638,185
290,975	Weingarten Realty Investors	10,067,735
170,000	Windrose Medical Properties	2,114,800
206,200	Winston Hotels Inc	2,173,348

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $244,761,448)		279,111,507

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

COMMERCIAL MORTGAGE BACKED SECURITIES—0.95%
Principal	Issuer, Current Rate and Maturity Date	Value

$10,000,000	GSMS 2001-Rock A2FL
	1.460% 05/03/18	$9,911,860
20,000,000	LBF 1.49%
	1.470% 06/14/17	20,003,320
10,000,000	MSDWC 2001-280 A2F
	1.490% 02/03/11	9,804,160
8,222,447	Opryland Hotel Trust
	1.556% 04/01/11	8,222,323
5,000,000	Trize 2001—TZHA A3FL
	1.460% 03/15/13	4,878,655

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
	(Cost $53,225,732)	52,820,318

TOTAL REAL ESTATE RELATED (Cost $297,987,180)		331,931,825

OTHER—15.86%
COMMERCIAL PAPER—9.89%
25,000,000	American Express Centurion Bank
	1.020% 04/29/04	24,999,594
15,000,000	Bank of America
	1.060% 04/01/04	15,000,032
10,000,000	Bank of Montreal
	1.020% 06/02/04	9,982,063
5,145,000	Barclay’s U.S. Funding Corp
	1.020% 04/05/04	5,144,271
14,115,000	Barclay’s U.S. Funding Corp
	1.020% 04/02/04	14,114,200
5,200,000	Barclay’s U.S. Funding Corp
	1.010% 04/27/04	5,196,061
22,000,000	CC (USA), Inc
	1.040% 05/04/04	21,978,807
4,340,000	Ciesco LP
	1.030% 04/14/04	4,338,278
17,575,000	Ciesco LP
	1.030% 05/21/04	17,549,604
7,935,000	Corporate Asset Funding Corp, Inc
	1.020% 05/25/04	7,922,635
8,000,000	Corporate Asset Funding Corp, Inc
	1.030% 05/27/04	7,987,080
15,000,000	Delaware Funding Corp
	1.020% 04/28/04	14,988,217
10,000,000	Edison Asset Securitization, LLC
	1.030% 04/08/04	9,997,733
13,735,000	Edison Asset Securitization, LLC
	1.040% 04/19/04	13,727,678

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

$23,735,000	FCAR Owner Trust I
	1.040% 04/15/04	$23,725,012
5,300,000	FCAR Owner Trust I
	1.030% 05/17/04	5,292,942
4,800,000	Fortune Brands
	1.020% 04/06/04	4,799,184
20,000,000	Fortune Brands
	1.030% 04/20/04	19,988,778
25,000,000	General Electric Capital Corp
	1.030% 04/06/04	24,995,750
25,000,000	Goldman Sachs Group, LP
	1.050% 04/05/04	24,996,354
23,000,000	Govco Incorporated
	1.030% 05/06/04	22,976,540
24,435,000	Greyhawk Funding LLC
	1.045% 06/09/04	24,386,299
13,899,000	Kitty Hawk Funding Corp
	1.030% 04/23/04	13,890,031
8,285,000	Links Finance L.L.C.
	1.050% 05/06/04	8,276,549
14,015,000	Paccar Financial Corp
	1.000% 04/26/04	14,004,777
6,905,000	Paccar Financial Corp
	1.020% 06/24/04	6,888,207
10,000,000	Park Avenue Receivables Corp
	1.020% 04/30/04	9,991,583
25,000,000	Preferred Receivables Funding Corp
	1.030% 04/27/04	24,981,063
9,120,000	Rabobank USA Financial Corp
	1.030% 04/23/04	9,114,115
9,420,000	Receivables Capital Corp
	1.030% 06/10/04	9,400,957
13,763,000	Receivables Capital Corp
	1.030% 04/26/04	13,752,762
11,715,000	Royal Bank of Scotland PLC
	1.020% 05/07/04	11,702,719
10,000,000	Royal Bank of Scotland PLC
	1.020% 05/05/04	9,990,083
16,475,000	Shell Finance (U.K.) PLC
	1.060% 05/12/04	16,455,395
15,000,000	Societe Generale North America, Inc
	1.040% 04/13/04	14,994,475
10,000,000	Societe Generale North America, Inc
	1.090% 09/02/04	9,954,361
1,245,000	UBS Finance, (Delaware) Inc
	1.040% 06/07/04	1,242,590
4,900,000	UBS Finance, (Delaware) Inc
	1.040% 06/28/04	4,887,407
16,940,000	UBS Finance, (Delaware) Inc
	1.020% 04/22/04	16,929,544

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS
March 31, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

$6,000,000	Wells Fargo
	1.020% 05/13/04	$5,999,852
22,035,000	Yorktown Capital, LLC
	1.035% 04/12/04	22,027,508

TOTAL COMMERCIAL PAPER (Amortized cost $548,580,098)		548,571,090

GOVERNMENT AGENCY BONDS—5.97%
19,640,000	Federal Home Loan Banks
	1.000% 04/16/04	19,631,446
1,300,000	Federal Home Loan Banks
	1.000% 05/07/04	1,298,677
14,600,000	Federal Home Loan Mortgage Corp
	1.000% 05/11/04	14,583,539
25,000,000	Federal Home Loan Mortgage Corp
	1.010% 06/21/04	24,942,486
20,550,000	Federal Home Loan Mortgage Corp
	1.005% 06/01/04	20,514,608
23,350,000	Federal Home Loan Mortgage Corp
	1.000% 05/18/04	23,318,867
5,810,000	Federal National Mortgage Association
	1.020% 04/21/04	5,806,679
9,550,000	Federal National Mortgage Association
	1.000% 05/26/04	9,535,144
18,740,000	Federal National Mortgage Association
	1.000% 04/14/04	18,732,858
29,875,000	Federal National Mortgage Association
	0.995% 06/09/04	29,816,910
18,255,000	Federal National Mortgage Association
	1.000% 05/19/04	18,230,153
11,100,000	Federal National Mortgage Association
	1.080% 08/04/04	11,059,985
52,500,000	Federal National Mortgage Association
	1.090% 07/28/04	52,322,987
37,985,000	Federal National Mortgage Association
	1.000% 04/07/04	37,977,836
24,285,000	Federal National Mortgage Association
	1.010 06/30/04	24,222,385
19,120,000	Federal National Mortgage Association
	0.980% 05/03/04	19,102,649

TOTAL GOVERNMENT AGENCY BONDS (Amortized cost $331,094,104)		331,097,209

TOTAL OTHER (Cost $879,674,202)		879,668,299

TOTAL MARKETABLE SECURITIES (Cost $1,177,661,382)		1,211,600,124

TOTAL INVESTMENTS—100.00% (Cost $5,570,817,922)		$5,545,807,140

See notes to consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S
          FINANCIAL CONDITION AND OPERATING RESULTS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report.

As of March 31, 2004, the Account owned a total of 87 real estate properties, representing 77.34% of the Account’s total investment portfolio. This real estate portfolio includes 35 office properties (six of which are held in joint ventures), 21 industrial properties (including three joint ventures), 22 apartment complexes, 8 retail properties (including three joint ventures, each owning a regional mall, in which the Account owns a 50% partnership interest), and a 75% joint venture partnership interest in a portfolio of storage facilities.

During the first quarter of 2004, the Account did not purchase any real estate properties. The Account did purchase the remaining 20% partnership interest in an existing joint venture for the amount of $11.2 million and also placed leverage on an existing joint venture. Since the end of the quarter, the Account has entered into a contract to purchase a retail property located in the Washington, D.C. area for an approximate purchase price of $77.8 million.

The two charts below reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the value of each property as stated in the consolidated financial statements as of March 31, 2004.

Diversification of Account’s Real Estate Assets

	East	Midwest	South	West	Various	TOTAL
	(26)	(14)	(24)	(22)	(1)	(87)

Office (35)	23.3%	9.7%	9.7%	7.4%	0	50.1%
Industrial (21)	3.5%	2.5%	5.6%	7.6%	0	19.2%
Residential (22)	5.2%	0.7%	5.9%	6.7%	0	18.5%
Retail (8)	0.4%	0.3%	5.5%	1.7%	0	7.9%
Other (1)*	0.0%	0.0%	0.0%	0.0%	4.3%	4.3%

TOTAL (87)	32.4%	13.2%	26.7%	23.4%	4.3%	100.0%

(	)	Number of properties in parentheses.
*		Represents a portfolio of storage facilities located in various regions.

					% of	Total
		Property	Value		Net	Real
Property Name	State	Type	(000,000)		Assets	Estate

Mellon Financial Center at
One Boston Place	MA	Office	$249.5	(1)(2)	4.79%	5.82%
161 North Clark Street	IL	Office	$210.0	(1)(3)	4.03%	4.90%
Storage Portfolio	Various	Other—	$183.6	(1)(4)	3.53%	4.28%
		Commercial(3)
780 Third Avenue	NY	Office	$182.0		3.50%	4.24%
701 Brickell	FL	Office	$169.0		3.25%	3.94%
Ten & Twenty Westport Road	CT	Office	$144.0		2.77%	3.36%
Dallas Industrial Portfolio	TX	Industrial	$133.3		2.56%	3.11%
Ontario Industrial Portfolio	CA	Industrial	$128.7		2.47%	3.00%
Treat Towers	CA	Office	$113.0	(1)(5)	2.17%	2.63%
The Florida Mall	FL	Retail	$110.5	(6)	2.12%	2.58%

(1)	This amount represents the value as reported in the March 31, 2004 Consolidated Statement of Investments, which includes minority interests.

(2)	The value of the Account’s interest in the property is $125.2 million, representing 2.40% of Total Net Assets and 2.92% of the Total Real Estate Portfolio.

(3)	The value of the Account’s interest in the property is $157.5 million, representing 3.02% of Total Net Assets and 3.67% of the Total Real Estate Portfolio.

(4)	This property is subject to debt. The value of the Account’s joint venture interest less the debt is $51.5 million, representing 0.99% of Total Net Assets and 1.2% of the Total Real Estate Portfolio.

(5)	The value of the Account’s interest in the property is $84.8 million, representing 1.63% of Total Net Assets and 2.16% of the Total Real Estate Portfolio.

(6)	This property is held in an unconsolidated joint venture and is subject to debt. The value represents the Account’s Joint Venture interest in the property and is net of leverage.

As of March 31, 2004, the Account also held investments in real estate investment trusts (REITs), representing 5.03% of the portfolio, commercial mortgage-backed securities (CMBS), representing 0.95% of the portfolio, real estate limited partnerships, representing 0.82% of the portfolio, and commercial paper and government agency bonds, representing 15.86% of the portfolio.

Real Estate Market Outlook In General

The U.S. economy displayed continued signs of recovery in the 1st Quarter of 2004. The Bureau of Labor Statistics (BLS) reported that nonfarm payroll employment increased by 308,000 in March, the biggest gain since April 2000, and The Federal Reserve reported that economic activity continued to expand in virtually all districts in January and February. Growth was described as “moderate” in some districts, “firm” in others, and “showing signs of accelerating” in others. Employment was reported to be growing slowly in most districts, but the sizeable job growth reported by the BLS points to a pickup in hiring in March.

As a result of the employment gains reported by the BLS, the office market showed modest improvement. Office market vacancies inched downward for the third consecutive quarter with preliminary 1st Quarter 2004 vacancies averaging 16.7% nationally compared to 16.8% in 4th Quarter 2003. Industrial market data indicates that industrial markets have firmed, though vacancies inched up, with preliminary 1st Quarter 2004 vacancies averaging 11.7% compared to 11.6% as of 4th Quarter 2003.

Apartment markets have stabilized. M/PF Research reported that vacancy rates in institutional grade apartments averaged 7.3% in 4th Quarter 2003 compared with 7.0% in 4th Quarter 2002. (1st Quarter 2004 data are not yet available. Because of seasonality in leasing, it is best to compare available data with data for the same quarter in the prior year.) However, vacancies in the common sample, or properties surveyed in December 2003 and again in December 2002, were unchanged at 7.0%. The slight drop in overall occupancy is therefore primarily due to new supply rather than occupancy erosion in existing projects.

Retail vacancies rose modestly due in part to bankruptcy filings and store closures by companies like KB Toys, Footstar and Gadzooks. Vacancies in regional malls remain modest but rose to 5.8% in 1st Quarter 2004 from 5.6% in 4th Quarter 2003. Similarly, vacancies in neighborhood and community centers remain modest, but edged up to 7.0% from 6.9% in 4th Quarter 2003. Nonetheless, fundamentals remain solid with The Federal Reserve reporting that consumer spending rose in most districts during January and February, and many retailers have reported healthy March sales gains.

While the longevity and strength of the economic recovery are not predictable, an array of recent economic data point to a pickup in momentum. The index of leading economic indicators rose 0.3% percent in March, and posted a 4.4% gain in the previous 12 months, which is the largest 12 month increase since April 1984. Though many economists are projecting GDP growth of approximately 4% for the second quarter, space demand often lags by several quarters, and the near-term outlook for commercial real estate markets remains uncertain.

Results of Operations

When reviewing this discussion, it is important to note that when the Account owns a controlling interest (over 50%) in a joint venture, consistent with accounting principles generally accepted in the United States (GAAP), the Account’s consolidated financial statements and all financial data discussed in the report reflect 100% of the market value, free and clear of leverage, if applicable, of the joint venture’s assets. The interests of the other joint venture partners are reflected as minority interests in the Account’s consolidated financial statements. When the Account does not have a controlling interest in a joint venture, then only the Account’s net investment in the joint venture is recorded by the Account.

Note also that all of the Account’s properties are appraised and revalued on a quarterly basis, in accordance with the valuation policies described in Note 1 to the Consolidated Financial Statements. Until a property is sold, these changes in property values are recorded as unrealized gains or losses. Upon the sale of a property, the difference between the Account’s then current cost for the property (original purchase price plus the cost of any capital improvements made) and the sale price is recorded as a realized gain or loss on discontinued operations.

Note also that in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (SFAS No. 144), the income and gains from properties sold or held for sale during the periods covered were removed from continuing operations in the accompanying consolidated financial statements and were reclassified as discontinued operations. For more details, see “Results from Discontinued Operations” below.

Three Months Ended March 31, 2004 Compared to
Three Months Ended March 31, 2003

Results from Continuing Operations

Performance

The Account’s total net return was 2.01% for the three months ended March 31, 2004 and 1.38% for the three months ended March 31, 2003. This increase in the Account’s total return was due to the fact that during the first quarter of 2004, the Account had strong income return on its real estate holdings, which were augmented by capital appreciation on several of these holdings.

In addition, the strong performance of the REIT market positively enhanced the return on the Account’s REIT holdings. The performance of the Account’s real estate and real estate related holdings can be attributed to the continued strong preference of institutional investors for real estate as an asset class. The first quarter total return on the Account’s real estate was strong due to the capital appreciation of several of its properties.

The Account’s net investment income after deduction of all expenses was 23.4% higher for the three months ended March 31, 2004 compared to the same period in 2003. This increase was primarily due to a 34.6% increase in total net assets and a 22.17% increase in the Account’s real estate holdings over the same period.

The Account’s real estate holdings, including joint venture investments, generated approximately 93% and 96% of the Account’s total investment income (before deducting Account level expenses) during the three months ended March 31, 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

Gross real estate rental income increased approximately 28% in the three months ended March 31, 2004 over the same period in 2003. This increase was primarily due to the increased number of properties owned by the Account as of March 31, 2004 as compared with March 31, 2003. Income from real estate joint ventures was $4,527,633 in the first quarter of 2004, as compared with $5,233,066 for the same period in 2003. Interest income on the Account’s marketable securities investments increased from $855,144 for first quarter of 2003 to $1,772,803 for first quarter of 2004 due to the increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s REIT investments increased from $2,152,381 for the three months ended March 31, 2003 to $3,954,036 for the three months ended March 31, 2004. The increase in dividend income was primarily due to the increase in the Account’s number of REIT holdings, as well as the high volatility of the REIT market.

Total property level expenses for the three months ended March 31, 2004 and 2003 were $50,117,218, and $36,231,288, respectively. In three months ended March 31, 2004 and 2003, 64% of the total expenses represented operating expenses and 36% represented real estate taxes. The 38% increase in property level expenses from the first quarter of 2003 to first quarter of 2004 reflected the increased investment in real estate by the Account (76 properties as of the first quarter of 2003 compared to 87 properties as of the first quarter of 2004).

The Account also incurred expenses for the three months ended March 31, 2004 and 2003 of $3,154,486 and $2,795,736, respectively, for investment advisory services, $4,027,093 and $3,701,408, respectively, for administrative and distribution services and $1,238,660 and $847,035, respectively, for the mortality and expense risk charges and the liquidity guarantee charges. The 15% increase in expenses is primarily a result of the larger net asset base in the Account and increased costs associated with managing and administering a larger account.

Including net gains and losses realized by the Account for properties sold (see details under “Results from Discontinued Operations”), the Account had a 93% increase in net assets resulting from operations ($99,622,233 as of March 31, 2004 as compared to $51,556,889 as of March 31, 2003). The increase is due to the substantial realized and unrealized gains on the Account’s marketable securities and joint venture properties.

The Account had net realized and unrealized gains on investments of $31,493,180 for the three months ended March 31, 2004, as compared to realized and unrealized losses on investments of $8,994,411 for the three months ended March 31, 2003. The increase in the net realized and unrealized gains is primarily due to the substantial net realized and unrealized gain of $25,484,713 on the Account’s marketable securities for the three months ended March 31, 2004, as compared to net realized and unrealized losses of $1,343,024 for the same period in 2003. The net gains on the Account’s marketable securities for the period ended March 31, 2004 was due to activity in the REIT market. In addition, the Account’s joint ventures had unrealized gains of $16,225,104 as of March 31, 2004 as compared to gains of $10,374,095 for the same period in 2003. The unrealized gain on the Account’s joint venture holdings for the period ended March 31, 2004 can be attributed to the increase in value of three regional malls in which it owns a joint venture interest. The unrealized losses on the Account’s real estate holdings of $10,216,637 for the three months ended March 31, 2004 were substantially less than the unrealized losses of $18,025,482 for the three months ended March 31, 2003.

Results from Discontinued Operations

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Account sold no properties during the three months ended March 31, 2004, and two real estate properties in 2003. In accordance with SFAS No. 144, the investment income and realized loss for the three months ended March 31, 2003 related to the properties sold during 2003, was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income for the three months ended March 31, 2003 from the properties sold during 2003, consisted of rental income of $5,625,136 less operating expenses of $958,976 and real estate taxes of $618,267, resulting in net investment income of $4,047,893. At the time of sale, the property sold during the three months ended March 31, 2003 had a cost of $6,247,473 and the proceeds of sale were $5,475,000, resulting in a net realized loss of $772,473.

Liquidity and Capital Resources

At March 31, 2004 and 2003, the Account’s liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $1,211,600,124 and $480,825,626, respectively. The increase in the Account’s liquid assets was primarily due to the net positive inflow of transfers and premiums at the same time when there was no purchase activity during the first three months of 2004.

During the three months ended March 31, 2004, the Account received $164,850,645 in premiums and $180,858,568 in net participants’ transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same time period in 2003, the Account received $117,091,071 in premiums and $51,087,632 in net participant transfers. The Account’s liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property—i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net asset value.

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

In preparing the Account’s consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances—the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes that the following policies related to the valuation of the Account’s assets reflected in the Account’s consolidated financial statements affect the significant judgments, estimates and assumptions used in preparing its financial statements:

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s properties are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. TIAA’s appraisal staff performs a valuation of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation or appraisal. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion.

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

Valuation of Real Estate Joint Ventures: Real estate joint ventures are stated at the Account’s equity in the net assets of the underlying joint venture entities, which value their real estate holdings at fair value.

Valuation of Marketable Securities: Equity securities listed or traded on any United States national securities exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board of Trustees and in accordance with the responsibilities of the Board as a whole.

Forward-Looking Statements

Some statements in this report which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, 21.84% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate investment trusts (REITs), commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper). The Consolidated Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

The Account’s investments in marketable securities are subject to the following general risks:

  financial risk—for debt securities, the possibility that the issuer won’t be able to pay principal and interest when due, and for common or preferred stock, the possibility that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.
  market risk—price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.
  interest rate volatility, which may affect current income from an investment.

In addition, mortgage-backed securities are subject to prepayment risk—i.e., the risk that borrowers will repay the loans early. If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

In addition to these risks, REITs and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. An evaluation was performed as of March 31, 2004, under the supervision of the registrant’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the principal executive officer and principal financial officer, concluded that the registrant’s disclosure controls and procedures were effective for this quarterly reporting period.

(b) Changes in internal controls over financial reporting. There have been no significant changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There are no material current or pending legal proceedings that the Account is a party to, or to which the Account’s assets are subject.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

	(3)	(A)	Charter of TIAA (as amended)[1]

		(B)	Bylaws of TIAA (as amended)[1]

	(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract[3] and Retirement Select and Retirement Select Plus Contracts and Endorsements[1]

		(B)	Forms of Income-Paying Contracts[2]

	(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group[3], as amended[5]

		(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996)[2]

		(C)	Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))[1]

	(31)	Rule 13a-15(e)/15d-15(e) Certifications

	(32)	Section 1350 Certifications

1	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

2	Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

3	Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account’s Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

4	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2002 (File No. 333-83964).

5	Previously filed and incorporated herein by reference to the Account's Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 29, 2003 (File No. 333-83964).

(b) REPORTS ON 8-K. The Account filed a report on Form 8-K on January 21, 2004 under Item 5 of the form with respect to the acquisition of properties for its portfolio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 3, 2004

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND
ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer
DATE: May 3, 2004

	By:	/s/ Elizabeth A. Monrad

Elizabeth A. Monrad
Executive Vice President and
Chief Financial Officer