Form 10-Q
period 2004-06-30
TIAA REAL ESTATE ACCOUNT
filed 2004-08-06
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Numbers 33-92990, 333-13477, 333-22809, 333-59778, 333-83964, and 333-113602

TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of
incorporation or organization)

NOT APPLICABLE
(IRS Employer Identification No.)

C/O TEACHERS INSURANCE AND
ANNUITY ASSOCIATION OF AMERICA
730 THIRD AVENUE
NEW YORK, NEW YORK
(address of principal executive offices)

10017-3206
(Zip code)

(212) 490-9000|
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes |X|      No |_|

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
June 30, 2004

Page
____

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2004	December 31, 2003

	(Unaudited)

ASSETS
Investments, at value:
Real estate properties held for investment (cost: $4,303,309,554 and $4,086,272,020)	$4,239,379,289	$3,998,539,068
Real estate properties held for sale (cost: $27,116,319 and $26,550,537)	19,512,449	22,200,000
Other real estate related investments, including unconsolidated joint ventures (cost: $257,114,409 and $256,127,352)	335,538,970	283,252,850
Marketable securities:
Real estate related (cost: $297,437,371 and $295,835,312)	308,768,199	318,251,737
Other (cost: $1,155,573,141 and $435,725,426)	1,155,209,661	435,720,073
Other	89,603,986	107,719,658

TOTAL ASSETS	6,148,012,554	5,165,683,386

LIABILITIES
Mortgage note payable—Note 6	115,000,000	—
Amount due to bank	504,771	1,015,345
Accrued real estate property level expenses and taxes	65,589,928	67,791,195
Security deposits held	12,290,602	13,137,670

TOTAL LIABILITIES	193,385,301	81,944,210

MINORITY INTEREST IN SUBSIDIARIES	257,489,026	290,317,015

NET ASSETS
Accumulation Fund	5,506,750,735	4,621,918,975
Annuity Fund	190,387,492	171,503,186

TOTAL NET ASSETS	$5,697,138,227	$4,793,422,161

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 7 and 8	28,263,808	24,724,183

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$194.83	$186.94

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

INVESTMENT INCOME
Real estate income, net:
Rental income	$125,302,236	$96,404,945	$247,256,371	$190,882,195

Real estate property level expenses and taxes:
Operating expenses	30,209,736	22,885,047	62,042,350	46,037,233
Real estate taxes	18,311,337	13,258,715	36,264,177	26,128,310
Interest expense	1,367,606	—	1,367,606	—

Total real estate property level expenses and taxes	49,888,679	36,143,762	99,674,133	72,165,543

Real estate income, net	75,413,557	60,261,183	147,582,238	118,716,652
Income from unconsolidated joint ventures	2,992,927	4,918,980	7,520,560	10,152,046
Interest	3,083,439	1,450,803	4,856,242	2,305,947
Dividends	5,641,403	1,965,507	9,595,439	4,117,888

TOTAL INCOME	87,131,326	68,596,473	169,554,479	135,292,533

Expenses—Note 2:
Investment advisory charges	2,748,599	2,939,495	5,903,085	5,735,231
Administrative and distribution charges	3,186,726	3,705,697	7,213,819	7,407,105
Mortality and expense risk charges	944,898	696,110	1,811,960	1,344,254
Liquidity guarantee charges	428,490	298,872	800,088	497,763

TOTAL EXPENSES	7,308,713	7,640,174	15,728,952	14,984,353

INVESTMENT INCOME, NET	79,822,613	60,956,299	153,825,527	120,308,180

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Marketable securities	7,012,352	(441,873)	20,969,395	(838,546)

Net realized gain (loss) on investments	7,012,352	(441,873)	20,969,395	(838,546)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	32,802,036	(3,043,045)	23,802,687	(20,994,042)
Other real estate related investments	35,073,959	(4,579,257)	51,299,063	5,794,838
Marketable securities	(22,971,394)	11,362,030	(11,443,724)	10,415,679

Net change in unrealized appreciation (depreciation) on investments	44,904,601	3,739,728	63,658,026	(4,783,525)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	51,916,953	3,297,855	84,627,421	(5,622,071)

NET INCREASE IN NET ASSETS RESULTING FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	131,739,566	64,254,154	238,452,948	114,686,109
Minority interest in net increase in net assets resulting from continuing operations	(11,119,092)	1,059,606	(16,990,304)	(1,628,869)

NET INCREASE IN NET ASSETS RESULTING FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	120,620,474	65,313,760	221,462,644	113,057,240

Discontinued operations—Note 3:
Investment income (loss), net	(250,334)	4,278,944	(252,983)	8,939,311
Realized loss	—	—	—	(772,473)
Net change in unrealized appreciation on real estate property held for sale	(2,036,045)	(1,603,974)	(3,253,333)	(1,678,459)

Net increase (decrease) in net assets resulting from discontinued operations	(2,286,379)	2,674,970	(3,506,316)	6,488,379

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$118,334,095	$67,988,730	$217,956,328	$119,545,619

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

FROM OPERATIONS
Investment income, net	$ 79,822,613	$ 60,956,299	$ 153,825,527	$ 120,308,180
Net realized gain (loss) on investments	7,012,352	(441,873)	20,969,395	(838,546)
Net change in unrealized appreciation (depreciation) on investments	44,904,601	3,739,728	63,658,026	(4,783,525)
Minority interest in net increase in net assets resulting from continuing operations	(11,119,092)	1,059,606	(16,990,304)	(1,628,869)
Net increase (decrease) in net assets resulting from discontinued operations	(2,286,379)	2,674,970	(3,506,316)	6,488,379

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	118,334,095	67,988,730	217,956,328	119,545,619

FROM PARTICIPANT TRANSACTIONS
Premiums	172,376,902	123,835,674	337,227,547	240,926,745
Net transfers from (to) TIAA	31,090,911	3,096,063	51,364,495	(11,156,696)
Net transfers from CREF Accounts and affiliated mutual funds	221,419,204	57,161,619	382,004,188	122,502,010
Annuity and other periodic payments	(5,817,072)	(4,508,120)	(12,042,335)	(9,270,877)
Withdrawals and death benefits	(47,667,424)	(24,688,113)	(72,794,157)	(47,918,747)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	371,402,521	154,897,123	685,759,738	295,082,435

NET INCREASE IN NET ASSETS	489,736,616	222,885,853	903,716,066	414,628,054
NET ASSETS
Beginning of period	5,207,401,611	3,867,730,761	4,793,422,161	3,675,988,560

End of period	$5,697,138,227	$4,090,616,614	$5,697,138,227	$4,090,616,614

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$ 118,334,095	$ 67,988,730	$ 217,956,328	$ 119,545,619
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Increase in investments	(512,601,428)	(230,252,400)	(1,000,444,840)	(436,637,855)
Decrease in other assets	29,989,102	506,850	18,115,672	7,503,828
Increase (decrease) in accrued real estate property level expenses and taxes	(6,738,560)	1,462,536	(2,962,743)	6,827,152
Increase (decrease) in security deposits held	(1,136,713)	(1,277)	(847,068)	14,585
Increase (decrease) in other liabilities	(4,271,790)	5,498,248	250,902	5,497,380
Increase (decrease) in minority interest	5,022,773	(798,286)	(32,827,989)	1,669,992

NET CASH USED IN OPERATING ACTIVITIES	(371,402,521)	(155,595,599)	(800,759,738)	(295,579,299)

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums	172,376,902	123,835,674	337,227,547	240,926,745
Net transfers from (to) TIAA	31,090,911	3,096,063	51,364,495	(11,156,696)
Net transfers from CREF Accounts and affiliated mutual funds	221,419,204	57,161,619	382,004,188	122,502,010
Annuity and other periodic payments	(5,817,072)	(4,508,120)	(12,042,335)	(9,270,877)
Withdrawals and death benefits	(47,667,424)	(24,688,113)	(72,794,157)	(47,918,747)

NET CASH PROVIDED BY PARTICIPANT TRANSACTIONS	371,402,521	154,897,123	685,759,738	295,082,435

CASH FLOWS FROM FINANCING TRANSACTIONS
Proceeds of mortgage loan	—	—	115,000,000	—

NET CASH PROVIDED BY FINANCING TRANSACTIONS	—	—	115,000,000	—

NET DECREASE IN CASH	—	(698,476)	—	(496,864)
CASH
Beginning of period	—	698,476	—	496,864

End of period	$ —	$ —	$ —	$ —

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially or otherwise to assure that the Account is valued correctly. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; however, the value may be adjusted if it is determined that the outstanding debt could have a material effect on the value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. TIAA continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

Valuation of Unconsolidated Joint Ventures: Real estate joint ventures (in which the Account does not have a controlling interest and therefore are not consolidated) are stated at the Account’s equity in the net assets of the underlying entities, which value their real estate holdings at fair value.

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and limited partnership interests for which market quota-

tions are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Distribution and administrative services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

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

Note 3—Real Estate Properties

Had the Account’s real estate properties which were purchased during the six months ended June 30, 2004 been acquired at the beginning of the period (January 1, 2004), rental income and operating expenses for the six months ended June 30, 2004 would have increased by approximately $7,624,000 and $3,155,000, respectively. In addition, interest income for the six months ended June 30, 2004 would have decreased by approximately $761,000. Accordingly, the total proforma effect on the Account’s net investment income for the six months ended June 30, 2004 would have been an increase of approximately $3,708,000, if the real estate properties acquired during the six months ended June 30, 2004 had been acquired at the beginning of the year.

During the six months ended June 30, 2004 the Account moved one real estate property from the held for investment category to the held for sale category. It is expected that this property will be sold during the third quarter of 2004. The current unrealized gain on this property for the six months ended June 30, 2004 was $3,253,333 which is included in discontinued operations along with net investment income for the period consisting of rental income of $506,835 less operating expense of $759,818, resulting in a net loss of $252,983.

Note 4—Leases

The Account’s real estate properties, including properties owned through unconsolidated joint ventures, are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

Years Ending
December 31,

2004	$ 367,190,000
2005	346,096,000
2006	300,926,000
2007	264,548,000
2008	221,099,000
Thereafter	683,613,000

Total	$2,183,472,000

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 5—Investments in Unconsolidated Joint Ventures

The Account owns several real estate properties through unconsolidated joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgages payable on the properties owned. The Account’s allocated portion of the mortgages payable at June 30, 2004 is $217,568,210. The Account’s equity in the unconsolidated joint ventures at June 30, 2004 is $290,044,354. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	June 30, 2004	December 31, 2003

	(Unaudited)
Assets
Real estates properties	$1,009,712,758	$914,645,112
Other assets	12,434,970	24,673,188

Total assets	$1,022,147,728	$939,318,300

Liabilities and Equity
Mortgages payable, including accrued interest	$ 435,136,420	$436,448,116
Other liabilities	6,922,600	20,826,160

Total liabilities	442,059,020	457,274,276
Equity	580,088,708	482,044,024

Total liabilities and equity	$1,022,147,728	$939,318,300

	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003

Operating Revenues and Expenses
Revenues	$ 49,229,546	$ 98,912,953
Expenses	29,969,975	57,489,623

Excess of revenues over expenses	$ 19,259,571	$ 41,423,330

Note 6—Mortgage Note Payable

On March 31, 2004, the Account obtained a mortgage totaling $115 million on a portfolio of 32 storage facilities located throughout the U.S. which were purchased at the end of 2003. The interest on the mortgage is paid monthly based on an annual rate of 4.62%. The total principal is due on April 1, 2011.

Note 7—Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2004 (1)
		For the Years Ended December 31,

		2003	2002	2001	2000	1999

	(Unaudited)

Per Accumulation Unit data:
Rental income	$ 7.413	$ 16.514	$ 14.537	$ 14.862	$ 14.530	$ 12.168
Real estate property level expenses and taxes	2.988	6.263	4.988	4.754	4.674	3.975

Real estate income, net	4.425	10.251	9.549	10.108	9.856	8.193
Income from unconsolidated joint ventures	0.226	0.790	0.665	0.130	0.056	—
Dividends and interest	0.433	0.788	1.244	1.950	2.329	2.292

Total income	5.084	11.829	11.458	12.188	12.241	10.485
Expense charges (2)	0.472	1.282	1.097	0.995	0.998	0.853

Investment income, net	4.612	10.547	10.361	11.193	11.243	9.632
Net realized and unrealized gain (loss) on investments	3.283	2.492	(4.621)	(1.239)	3.995	1.164

Net increase in Accumulation Unit Value	7.895	13.039	5.740	9.954	15.238	10.796
Accumulation Unit Value:
Beginning of year	186.939	173.900	168.160	158.206	142.968	132.172

End of period	$194.834	$186.939	$173.900	$168.160	$158.206	$142.968

Total return	4.22%	7.50%	3.41%	6.29%	10.66%	8.17%
Ratios to Average Net Assets:
Expenses (2)	0.30%	0.76%	0.67%	0.61%	0.67%	0.63%
Investment income, net	2.96%	6.25%	6.34%	6.81%	7.50%	7.13%
Portfolio turnover rate:
Real estate properties	0.00%	5.12%	0.93%	4.61%	3.87%	4.46%
Securities	64.08%	71.83%	52.08%	40.62%	32.86%	27.68%
Thousands of Accumulation Units outstanding at end of period	28,264	24,724	20,347	18,456	14,605	11,487

(1)	The percentages shown for this period are not annualized.
(2)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the six months ended June 30, 2004 would be $3.460 ($7.545, $6.085, $5.749, $5.672 and $4.828 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2004 would be 2.22% (4.47%, 3.72%, 3.50%, 3.79% and 3.58% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively).

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003

	(Unaudited)
Accumulation Units:
Credited for premiums	1,786,605	2,860,354
Credited for transfers, net disbursements and amounts applied to the Annuity Fund	1,753,020	1,517,133
Outstanding:
Beginning of period	24,724,183	20,346,696

End of period	28,263,808	24,724,183

Note 9—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2004 the Account had no outstanding commitments. Subsequent to June 30, 2004, the Account has entered into a contract to purchase a 50% joint venture interest in a property for approximately $230.3 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

REAL ESTATE PROPERTIES—69.98%
Location / Description	Value

Arizona:
Biltmore Commerce Center—Office building	$ 29,000,000
California:
3 Hutton Centre Drive—Office building	40,396,753
9 Hutton Centre—Office building	21,200,000
88 Kearny Street—Office building	60,000,000
Cabot Industrial Portfolio—Industrial building	56,700,000
Capitol Place—Office building	40,000,000
Centerside I—Office building	64,909,676
Eastgate Distribution Center—Industrial building	17,300,000
Kenwood Mews—Apartments	24,900,000
Larkspur Courts—Apartments	56,000,000
The Legacy at Westwood—Apartments	84,600,000
Northpoint Commerce Center—Industrial building	41,800,000
Ontario Industrial Portfolio—Industrial building	128,700,000
Regents Court—Apartments	50,500,000
Treat Towers—Office building	112,863,329	(1)
Westcreek—Apartments	23,114,164
West Lake North Business Park—Office building	49,601,450
Westwood Marketplace—Shopping center	74,500,000
Colorado:
The Lodge at Willow Creek—Apartments	31,000,000
Monte Vista—Apartments	21,000,000
Connecticut:
Ten & Twenty Westport Road—Office building	146,000,000
Florida:
701 Brickell—Office building	169,000,000
4200 West Cypress Street—Office building	32,515,862
Doral Pointe—Apartments	48,350,000
Golfview—Apartments	28,750,000
The Fairways of Carolina—Apartments	17,700,000
The Greens at Metrowest—Apartments	14,000,000
Maitland Promenade One—Office building	34,510,406
Plantation Grove—Shopping center	10,300,000
Pointe on Tampa Bay—Office building	41,501,821
Quiet Waters at Coquina Lakes—Apartments	19,400,000
Royal St. George—Apartments	18,200,000
Sawgrass Office Portfolio—Office building	47,200,000
South Florida Apartment Portfolio—Apartments	47,500,000
Georgia:
Alexan Buckhead—Apartments	37,500,000
Atlanta Industrial Portfolio—Industrial building	36,100,000
Prominence in Buckhead—Office building	92,667,421	(1)
Illinois:
161 North Clark Street—Office building	211,106,790	(1)
Chicago Caleast Industrial Portfolio—Industrial building	40,270,160
Chicago Industrial Portfolio—Industrial building	64,546,810
Columbia Center III—Office building	30,100,000
Oak Brook Regency Towers—Office building	67,100,000

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Location / Description	Value

Illinois (continued):
Parkview Plaza—Office building	$ 48,000,000
Rolling Meadows—Shopping center	14,300,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	48,800,000
Maryland:
Corporate Boulevard—Office building	70,016,208
FEDEX Distribution Facility—Industrial building	8,100,000
Mazza Gallerie—Shopping center	77,767,295
Massachusetts:
Batterymarch Park II—Office building	10,018,982
Longwood Towers—Apartments	76,000,000
Mellon Financial Center at One Boston Place—Office building	264,000,000	(1)
Needham Corporate Center—Office building	11,659,848
Michigan:
Indian Creek—Apartments	17,500,000
Minnesota:
Interstate Crossing—Industrial building	6,400,000
River Road Distribution Center—Industrial building	4,150,000
Nevada:
UPS Distribution Facility—Industrial building	11,900,000
New Jersey:
10 Waterview Boulevard—Office building	27,000,000
371 Hoes Lane—Office building	10,700,000
Konica Photo Imaging Headquarters—Industrial building	20,800,000
Morris Corporate Center III—Office building	84,900,000
Caleast Industrial Portfolio—Industrial building	38,700,000
South River Road Industrial—Industrial building	33,000,000
New York:
780 Third Avenue—Office building	183,300,000
The Colorado—Apartments	57,019,200
North Carolina:
The Lynnwood Collection—Shopping center	8,300,000
The Millbrook Collection—Shopping center	6,200,000
Ohio:
Bent Tree—Apartments	13,300,000
BISYS Fund Services Building—Office building	35,700,000	(1)
Columbus Portfolio—Office building	21,300,000
Northmark Business Center III—Office building	5,328,443
Oregon:
Five Centerpointe—Office building	14,205,194
Pennsylvania:
Lincoln Woods—Apartments	26,725,653
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	43,994,324
Summit Distribution Center—Industrial building	22,600,000
Texas:
Butterfield Industrial Park—Industrial building	4,500,000	(2)
Dallas Industrial Portfolio—Industrial building	133,300,000
The Legends at Chase Oaks—Apartments	27,000,000

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Location / Description	Value

Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	$ 12,500,000
Virginia:
Ashford Meadows—Apartments	64,402,839
Fairgate at Ballston—Office building	28,493,764
Monument Place—Office building	33,800,000
Washington:
Rainier Corporate Park—Industrial building	54,000,000
Washington DC:
1015 15th Street—Office building	55,900,000
The Farragut Building—Office building	44,100,000
Other:
Storage Portfolio	177,292,897	(1)(3)(4)

TOTAL REAL ESTATE PROPERTIES HELD FOR INVESTMENT (Cost $4,303,309,554)	4,239,379,289

REAL ESTATE PROPERTIES HELD FOR SALE—.32%
Location / Description

Maryland:
Longview Executive Park—Office building	19,512,449

TOTAL REAL ESTATE PROPERTIES HELD FOR SALE (Cost $27,116,319)	19,512,449

TOTAL REAL ESTATE PROPERTIES (Cost $4,330,425,873)	4,258,891,738

OTHER REAL ESTATE RELATED INVESTMENTS—5.54%
UNCONSOLIDATED JOINT VENTURES—4.79%
Florida Mall Association, Ltd. The Florida Mall (50% Account Interest)*	128,280,592
Teachers REA IV, LLC, which owns Tyson’s Executive Plaza II (50% Account Interest)	26,067,451
West Dade County Associates Miami International Mall (50% Account Interest)*	51,429,549
West Town Mall Joint Venture West Town Mall (50% Account Interest)*	84,266,762

TOTAL UNCONSOLIDATED JOINT VENTURES (Cost $213,082,624)	290,044,354

LIMITED PARTNERSHIPS—0.75%
Essex Apartment Value Fund, L.P. (10% Account Interest)	20,648,273
Heitman Value Part Fund (38.31% Account Interest)	2,609,409
MONY/Transwestern Mezzanine Realty Partners L.P. (19.76% Account Interest)	22,236,934

TOTAL LIMITED PARTNERSHIPS (Cost $44,031,785)	45,494,616

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $257,114,409)	335,538,970

(1)	This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.
(2)	Leasehold interest only.
(3)	The market value reflects the Account’s interest in the joint venture gross of debt.
(4)	32 facilities throughout the U.S.
*	The market value reflects the Account’s interest in the joint venture after debt.

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

MARKETABLE SECURITIES—24.16%
REAL ESTATE RELATED—5.09%
REAL ESTATE INVESTMENT TRUSTS—4.39%

Shares	Issuer	Value

87,500	Acadia Realty Trust	$ 1,202,250
544,594	Affordable Residential Communities	9,040,260
36,685	AMB Property Corp	1,270,402
140,000	Amli Residential Properties	4,107,600
602,800	Ashford Hospitality Trust	5,033,380
60,547	Avalonbay Communities Inc	3,422,116
221,600	Boston Properties Inc	11,097,728
235,000	BRE Properties	8,166,250
41,200	Brookfield Properties	1,184,500
126,630	Capital Lease Funding Inc	1,316,952
900,000	CB Richard Ellis Group Inc	17,190,000
40,000	Centerpoint Properties Trust	3,070,000
150,000	Corporate Office Properties	3,727,500
200,000	Developers Diversified Realty	7,074,000
300,000	Equity Office Properties Trust	8,160,000
203,800	Equity Residential	6,058,974
20,000	Essex Property Trust Inc	1,367,000
400,000	Falcon Financial Investment	3,120,000
100,000	General Growth Properties	2,957,000
195,800	Hersha Hospitality Trust	1,934,504
114,700	Hilton Hotels Corp	2,140,302
196,000	Home Properties Inc	7,640,080
874,049	Host Marriott Corp	10,803,246
300,000	Interstate Hotels & Resorts	1,617,000
60,000	Kimco Realty Corp	2,730,000
467,670	Lexington Corporate Properties Trust	9,311,310
1,366,660	Lodgian Inc	14,418,263
175,000	Luminent Mortgage Capital	2,100,000
150,000	Macerich Company/The	7,180,500
31,875	Manufactured Home Communities	1,057,931
1,155,000	Meristar Hospitality Trust	7,900,200
65,000	Mills Corp/The	3,035,500
150,000	Mission West Properties	1,816,500
500,000	New York Mortgage Trust Inc	4,430,000
134,973	NewCastle Investment Corp	4,042,441
525,000	Origen Financial Inc	4,173,750
50,000	Post Properties, Inc	1,457,500
75,000	Prentiss Properties Trust	2,514,000
200,000	Prologis Trust	6,584,000
80,000	RAIT Investment Trust	1,972,000
21,833	Ramco-Gershenson Properties	529,014
165,490	Reckson Associates Realty Corp	4,544,355
50,000	Regency Centers Corp	2,145,000
200,000	Rouse Co/The	9,500,000
285,900	Simon Property Group Inc	14,700,978
254,360	Strategic Hotel Capital Inc	3,739,092

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Shares	Issuer	Value

303,820	Sunset Financial Resources	$ 3,108,079
25,000	Taubman Centers Inc	572,250
100,000	United Dominion Realty Trust	1,978,000
216,458	Ventas Inc	5,054,294
180,000	Vornado Realty Trust	10,279,800
81,300	Washington Real Estate Inv	2,388,594
190,975	Weingarten Realty Investors	5,973,698
170,000	Windrose Medical Properties	1,868,300
206,200	Winston Hotels Inc	2,134,170

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $254,350,098)		265,940,563

COMMERCIAL MORTGAGE BACKED SECURITIES—0.70%
Principal	Issuer, Current Rate and Maturity Date

$10,000,000	Bear Stearns CMS
	1.550% 05/14/16	10,000,000
10,000,000	GSMS 2001-Rock A2FL
	1.721% 05/03/18	10,006,940
10,000,000	MSDWC 2001-280 A2F
	1.751% 02/03/11	9,837,700
8,084,108	Opryland Hotel Trust
	1.820% 04/01/11	8,089,331
5,000,000	Trize 2001—TZHA A3FL
	1.609% 03/15/13	4,893,665

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES (Cost $43,087,273)		42,827,636

TOTAL REAL ESTATE RELATED (Cost $297,437,371)		308,768,199

OTHER—19.07%
COMMERCIAL PAPER—6.47%
13,950,000	ABN AMRO North America Finance, Inc
	1.510% 09/22/04	13,900,850
19,000,000	Asset Securitization Cooperative Corp
	1.210% 07/12/04	18,992,146
4,100,000	Beta Finance, Inc
	1.050% 07/06/04	4,099,125
2,850,000	Beta Finance, Inc
	1.120% 08/09/04	2,845,820
20,000,000	Beta Finance, Inc
	1.280% 07/14/04	19,990,122
10,000,000	CC (USA), Inc
	1.240% 08/16/04	9,981,853
15,000,000	CC (USA), Inc
	1.200% 08/20/04	14,970,462
18,000,000	Ciesco LP
	1.100% 07/12/04	17,992,380
15,000,000	Citicorp
	1.230% 07/29/04	14,984,654
10,840,000	Corporate Asset Funding Corp, Inc
	1.100% 07/14/04	10,834,646

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

12,000,000	Corporate Asset Funding Corp, Inc
	1.130% 07/26/04	$ 11,988,993
1,840,000	Corporate Asset Funding Corp, Inc
	1.170% 08/02/04	1,837,774
25,000,000	Dorada Finance Inc
	1.090% 08/09/04	24,963,333
20,000,000	Fortune Brands
	1.080% 07/15/04	19,989,417
5,000,000	Fortune Brands
	1.220% 08/12/04	4,992,117
20,000,000	General Electric Capital Corp
	1.120% 07/22/04	19,984,478
25,000,000	Greyhawk Funding LLC
	1.380% 08/26/04	24,944,979
15,150,000	IBM Capital Inc
	1.250% 08/05/04	15,130,002
5,000,000	Paccar Financial Corp
	1.020% 07/01/04	4,999,805
10,000,000	Paccar Financial Corp
	1.910% 01/24/05	9,891,378
23,000,000	Pfizer, Inc
	1.030% 07/08/04	22,993,509
15,000,000	Preferred Receivables Funding Corp
	1.150% 07/08/04	14,995,767
7,650,000	Rabobank USA Financial Corp
	1.300% 09/13/04	7,626,891
15,000,000	Receivables Capital Corp
	1.110% 07/13/04	14,993,121
10,000,000	Receivables Capital Corp
	1.220% 07/19/04	9,993,297
1,900,000	Royal Bank of Scotland PLC
	1.070% 07/06/04	1,899,595
3,830,000	Sigma Finance Inc
	1.280% 10/21/04	3,810,645
20,325,000	Sigma Finance Inc
	1.190% 10/22/04	20,221,376
10,000,000	Societe Generale North America, Inc
	1.090% 09/02/04	9,974,222
18,000,000	UBS Finance, (Delaware) Inc
	1.015% 07/01/04	17,999,300

TOTAL COMMERCIAL PAPER (Amortized cost $391,898,760)		391,822,057

GOVERNMENT AGENCIES—12.60%
500,000	Federal Farm Credit Banks
	1.080% 10/13/04	497,667
10,750,000	Federal Farm Credit Banks
	1.100% 11/17/04	10,678,931
8,603,000	Federal Farm Credit Banks
	1.220% 01/07/05	8,517,190

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

23,800,000	Federal Home Loan Banks
	1.000% 07/01/04	$ 23,799,213
18,275,000	Federal Home Loan Banks
	1.320% 07/02/04	18,273,782
50,000,000	Federal Home Loan Banks
	1.050% 07/07/04	49,988,334
20,345,000	Federal Home Loan Banks
	1.150% 07/09/04	20,338,693
26,600,000	Federal Home Loan Banks
	1.120% 07/12/04	26,589,005
19,235,000	Federal Home Loan Banks
	1.055% 07/23/04	19,219,516
14,915,000	Federal Home Loan Banks
	1.230% 07/30/04	14,899,339
4,365,000	Federal Home Loan Banks
	1.060% 08/06/04	4,359,213
24,000,000	Federal Home Loan Banks
	1.125% 08/11/04	23,963,880
20,000,000	Federal Home Loan Banks
	1.130% 08/12/04	19,969,183
13,025,000	Federal Home Loan Banks
	1.220% 08/18/04	13,001,244
13,000,000	Federal Home Loan Banks
	1.310% 08/27/04	12,971,934
41,941,000	Federal Home Loan Banks
	1.260% 10/01/04	41,767,644
9,825,000	Federal Home Loan Banks
	1.090% 10/06/04	9,782,207
4,000,000	Federal Home Loan Banks
	1.090% 10/08/04	3,982,222
7,145,000	Federal Home Loan Banks
	1.200% 10/20/04	7,109,434
12,980,000	Federal Home Loan Banks
	1.520% 11/10/04	12,898,478
3,655,000	Federal Home Loan Banks
	1.540% 12/03/04	3,626,491
7,860,000	Federal Home Loan Banks
	1.850% 04/21/05	7,709,929
30,250,000	Federal Home Loan Mortgage Corp
	1.040% 07/06/04	30,243,950
13,539,000	Federal Home Loan Mortgage Corp
	1.165% 07/20/04	13,529,523
24,040,000	Federal Home Loan Mortgage Corp
	1.170% 07/27/04	24,017,282
16,822,000	Federal Home Loan Mortgage Corp
	1.200% 08/10/04	16,797,286
20,000,000	Federal Home Loan Mortgage Corp
	1.170% 08/17/04	19,964,267
25,000,000	Federal Home Loan Mortgage Corp
	1.280% 08/23/04	24,949,750

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
June 30, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

21,550,000	Federal Home Loan Mortgage Corp
	1.240% 08/24/04	$ 21,505,882
10,945,000	Federal Home Loan Mortgage Corp
	1.055% 08/03/04	10,931,665
8,290,000	Federal Home Loan Mortgage Corp
	1.315% 09/24/04	8,260,492
18,565,000	Federal Home Loan Mortgage Corp
	1.495% 09/28/04	18,495,845
17,974,000	Federal Home Loan Mortgage Corp
	1.620% 11/09/04	17,861,962
2,240,000	Federal Home Loan Mortgage Corp
	1.500% 11/30/04	2,222,864
15,000,000	Federal Home Loan Mortgage Corp
	1.875% 01/15/05	14,999,100
23,195,000	Federal National Mortgage Association
	1.130% 07/16/04	23,182,011
11,960,000	Federal National Mortgage Association
	1.030 07/21/04	11,951,209
52,500,000	Federal National Mortgage Association
	1.060% 07/28/04	52,448,550
11,100,000	Federal National Mortgage Association
	1.080% 08/04/04	11,086,079
25,000,000	Federal National Mortgage Association
	1.120% 08/11/04	24,962,375
25,000,000	Federal National Mortgage Association
	1.210% 08/13/04	24,960,583
11,980,000	Federal National Mortgage Association
	1.180% 08/25/04	11,955,028
25,000,000	Federal National Mortgage Association
	1.325% 09/08/04	24,934,861
185,000	Federal National Mortgage Association
	1.700% 12/08/04	183,511

TOTAL GOVERNMENT AGENCIES (Amortized cost $763,674,381)		763,387,604

TOTAL OTHER (Cost $1,155,573,141)		1,155,209,661

TOTAL MARKETABLE SECURITIES (Cost $1,453,010,512)		1,463,977,860

TOTAL INVESTMENTS—100.00% (Cost $6,040,550,794)		$6,058,408,568

See notes to consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S
             FINANCIAL CONDITION AND OPERATING RESULTS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report.

As of June 30, 2004, the Account owned a total of 90 real estate properties (four of which are held in unconsolidated joint ventures), representing 75.09% of the Account’s total investment portfolio. This real estate portfolio includes 37 office properties (five of which are held in consolidated joint ventures and one of which is held in an unconsolidated joint venture), 21 industrial properties, 22 apartment complexes, 9 retail properties (including three unconsolidated joint ventures, each owning a regional mall, in which the Account owns a 50% partnership interest), and a 75% consolidated joint venture partnership interest in a portfolio of storage facilities.

During the second quarter of 2004, the Account purchased two office and one retail properties in the aggregate amount of $189.0 million. Since the end of the quarter, the Account has purchased one office building in the amount of $41.1 million, and has entered into a contract to purchase a 50% joint venture interest in an office property for the approximate purchase price of $230.3 million.

The two charts below reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the value of each property as stated in the consolidated financial statements as of June 30, 2004.

Real Estate Assets Diversification by Market Value
	East	West	South	Midwest	Various	TOTAL
	(27)	(24)	(24)	(14)	(1)	(90)

Office (37)	22.33%	9.51%	9.18%	9.21%	0.00%	50.23%
Apartment (22)	4.93%	6.40%	5.68%	0.68%	0.00%	17.69%
Industrial (21)	3.28%	7.11%	5.29%	2.54%	0.00%	18.22%
Retail (9)	2.03%	1.64%	5.98%	0.31%	0.00%	9.96%
Other* (1)	0.00%	0.00%	0.00%	0.00%	3.90%	3.90%

TOTAL (90)	32.57%	24.66%	26.13%	12.74%	3.90%	100.00%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities located in various regions.

Property Name	State	Property Type	Value (000,000)		% of Total Investments	% of Total Real Estate Portfolio

Mellon Financial Center at
One Boston Place	MA	Office	$264.0	(1)(2)	4.36%	5.80%
161 North Clark Street	IL	Office	$211.1	(1)(3)	3.48%	4.64%
780 Third Avenue	NY	Office	$183.3		3.03%	4.03%
Storage Portfolio	Various	Other
		—Commercial(3)	$177.3	(1)(4)	2.93%	3.90%
701 Brickell	FL	Office	$169.0		2.79%	3.72%
Ten & Twenty Westport Road	CT	Office	$146.0		2.41%	3.21%
Dallas Industrial Portfolio	TX	Industrial	$133.3		2.20%	2.93%
Ontario Industrial Portfolio	CA	Industrial	$128.7		2.12%	2.83%
The Florida Mall	FL	Retail	$128.3	(5)	2.12%	2.82%
Treat Towers	CA	Office	$112.9	(1)(6)	1.86%	2.48%

(1)	This amount represents the value as reported in the June 30, 2004 Consolidated Statement of Investments, which includes minority interests.
(2)	The value of the Account’s interest in the property is $132.7 million, representing 2.19% of Total Investments and 2.92% of the Total Real Estate Portfolio.
(3)	The value of the Account’s interest in the property is $158.3 million, representing 2.61% of Total Investments and 3.48% of the Total Real Estate Portfolio.
(4)	This property is subject to debt. The value of the Account’s joint venture interest less the leverage is $46.7 million, representing 0.77% of Total Investments and 1.03% of the Total Real Estate Portfolio.
(5)	This property is held in an unconsolidated joint venture and is subject to debt. The value represents the Account’s Joint Venture interest in the property and is net of leverage.
(6)	The value of the Account’s interest in the property is $84.6 million, representing 1.40% of Total Investments and 1.86% of the Total Real Estate Portfolio.

As of June 30, 2004, the Account also held investments in real estate investment trusts (REITs), representing 4.39% of the portfolio, commercial mortgage-backed securities (CMBS), representing 0.70% of the portfolio, real estate limited partnerships, representing 0.75% of the portfolio, commercial paper, representing 6.47% of the portfolio and government agency bonds, representing 12.60% of the portfolio.

Real Estate Market Outlook In General

The 2nd Quarter 2004 reported modestly good news for the U.S. economy. Positive job growth continued but at a much slower pace than prior months. The Bureau of Labor Statistics (BLS) reported that nonfarm payroll employment increased by 112,000 in June, substantially below the over 250,000 increases in April and May 2004. Nonetheless, payroll employment has grown by 1.5 million since August 2003. These employment gains are consistent with The Federal Reserve’s June 2004 “Beige Book” in which the 12 Federal Reserve districts reported that hiring and economic activity continued to expand across the nation in April and May. Healthy gains in manufacturing activity, retail sales and bank lending were also reported.

Although the Beige Book described commercial real estate markets as “mostly slack,” Torto Wheaton Research reported that office market vacancies declined for the fourth consecutive quarter, falling to 16.2% as of 2nd Quarter 2004 compared with 16.6% in 1st Quarter 2004. Industrial market vacancies also declined, dropping to 11.4% in 2nd Quarter 2004 compared with 11.7% in 1st Quarter 2004.

The Apartment markets showed improvement during the 2nd Quarter 2004. Vacancy rates in institutional grade apartments averaged 6.2% in 1st Quarter 2004 compared with 7.1% in 1st Quarter 2003. (2nd Quarter 2004 data are not yet available. Because of seasonality in leasing, it is best to compare available data with data for the same quarter in the prior year.) M/PF Research also reported that there was a surge in apartment demand during the 1st Quarter 2004, and that demand in many metro areas reached its highest level since 1st Quarter 2000. In addition to the improvement in occupancy, concessions, such as free rent and free cable television, were less frequent, another indication that markets have firmed.

The Federal Reserve reported that retail sales in April and May 2004 were positive in most districts. Sales of apparel and accessories, office supplies, home products and summer seasonal items were particularly strong. Vacancies in regional malls averaged 5.8% as of 1st Quarter 2004, a modest increase from 4th Quarter 2003 of 5.6%. Similarly, vacancies in neighborhood and community centers rose slightly to 7.0% in 1st Quarter 2004 as compared to 6.9% reported in 4th Quarter 2004. (2nd Quarter 2004 data are not yet available.)

While the longevity and strength of the economic recovery are not predictable, the Chairman of the Federal Reserve, Alan Greenspan, noted in his July 21, 2004 testimony to Congress that “Economic developments in the United States have generally been quite favorable in 2004, lending increasing support to the view that the expansion is self-sustaining.” While observing that economic activity had quickened and that the expansion had become more broad-based, Chairman Greenspan stated that “...business caution remains a feature of the economic landscape.” As a result, office and industrial space demand has lagged as

Corporate America has held back from new capital investments, inventory building and new hiring. Near-term prospects for commercial real estate markets remain uncertain given the cautious stance of Corporate America.

Results of Operations

When reviewing this discussion, it is important to note that when the Account owns a controlling interest (generally over 50%) in a joint venture, consistent with accounting principles generally accepted in the United States (GAAP), the Account’s consolidated financial statements and all financial data discussed in the report reflect 100% of the market value, free and clear of leverage, if applicable, of the joint venture’s assets. The interests of the other joint venture partners are reflected as minority interests in the Account’s consolidated financial statements. When the Account does not have a controlling interest in a joint venture (generally 50% or less), then only the Account’s proportionate interest in the unconsolidated joint venture is recorded by the Account.

Note also that all of the Account’s properties are appraised and revalued on a quarterly basis, in accordance with the valuation policies described in Note 1 to the Consolidated Financial Statements. Until a property is sold, these changes in property values are recorded as unrealized gains or losses. Upon the sale of a property, the difference between the Account’s then current cost for the property (original purchase price plus the cost of any capital improvements made) and the sale price is recorded as a realized gain or loss from discontinued operations.

Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003

Results from Continuing Operations

Performance

The Account’s total net return was 4.22% for the six months ended June 30, 2004 and 3.12% for the six months ended June 30, 2003. This increase in the Account’s total return was to due to the strong total return on the Account’s real estate holdings. In addition, the strong performance of the Account’s REIT holdings in the six months ended June 30, 2004 further enhanced its total return for the period.

The Account’s net investment income after deduction of all expenses was 28% higher for the six months ended June 30, 2004 compared to the same period in 2003. This increase was primarily due to a 39% increase in total net assets, as well as a 29% increase in the Account’s real estate holdings at the end of the same periods.

The Account’s real estate holdings, including unconsolidated joint venture investments, generated approximately 91% and 95% of the Account’s total investment income (before deducting Account level expenses) during the six months ended June 30, 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

Gross real estate rental income increased approximately 30% in the six months ended June 30, 2004, as compared to the same period in 2003. This increase was due to the increased number of properties owned by the Account as of June 30, 2004 as compared with June 30, 2003. Income from unconsolidated joint ventures was $7,520,560 as compared to $10,152,046 for the same period in 2003. The decrease in unconsolidated joint venture income was due to the increase in leverage on one of the regional malls. Interest income on the Account’s marketable securities investments increased to $4,856,242 for the six months ended June 30, 2004 from $2,305,947 for the six months ended June 30, 2003 due to the increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s REIT investments increased from $4,117,888 for the six months ended June 30, 2003 to $9,595,439 for the six months ended June 30, 2004. The increase was due to the timing of dividend payment dates on the Account’s REIT holdings.

Total property level expenses for the six months ended June 30, 2004 and 2003 were $99,674,133 and $72,165,543, respectively. The 38% increase in property level expenses from the six months ended June 30, 2003 to the same period in 2004 reflected the increased investment in real estate by the Account (76 properties as of June 30, 2003 compared to 90 properties as of June 30, 2004). Additionally, during the six months ended June 30, 2004 the Account incurred interest expense of $1,367,606 related to a mortgage placed on a portfolio of storage facilities at the end of the first quarter, in which the account has a 75% joint venture interest.

The Account also incurred expenses for the six months ended June 30, 2004 and 2003 of $5,903,085 and $5,735,231, respectively, for investment advisory services, $7,213,819 and $7,407,105, respectively, for administrative and distribution services and $2,612,048 and $1,842,017, respectively, for the mortality, expense risk and liquidity guarantee charges. While the administrative and distribution service expenses decreased by 3% due to a decrease in company-wide expenses at TIAA, which are charged to the Account on a cost basis, the 5% increase in the total expenses is primarily a result of the larger net asset base of the Account and the increased costs associated with managing and administering the Account.

Including net gains and losses realized by the Account for properties sold (see details under “Results from Discontinued Operations”), the Account had an 82% increase in net assets resulting from operations ($217,956,328 as of June 30, 2004 as compared to $119,545,619 as of June 30, 2003). The increase is due primarily to substantial net (realized and unrealized) gains on the Account’s real estate and unconsolidated joint venture holdings.

The Account had net realized and unrealized gains on investments of $84,627,421 for the six months ended June 30, 2004, as compared to net realized and unrealized losses on investments of $5,622,071 for the six months ended June 30, 2003. The increase in net realized and unrealized gains is primarily due to the substantial net unrealized gain on the Account’s real estate properties of $23,802,687 for the six months ended June 30, 2004 as compared to net unrealized losses for the six months ended June 30, 2003 of $20,994,042. In addition, the Account had an unrealized gain on its unconsolidated joint venture holdings of $51,299,063 for the six months ended June 30, 2004 as compared to a gain of $5,794,838 for the six months ended June 30, 2003. The substantial net gain in the six month period ending June 30, 2004 is due to the increase in market value of several real estate properties, including the value of three regional malls in which the Account owns an unconsolidated joint venture interest. The Account’s marketable securities for the six months ended June 30, 2004 had net realized and unrealized gains totaling $9,525,671, as compared with net realized and unrealized gains of $9,577,133, for the six months ended June 30, 2003.

Results from Discontinued Operations

During the six months ended June 30, 2004, the Account sold no properties but moved one property to the held for sale category. During the six months ended June 30, 2003, the Account sold one property and had one property in the held for sale category. The investment income and unrealized loss for the six months ended June 30, 2004 related to the property held for sale, as well as the investment income and unrealized and realized loss for the properties sold and held for sale during 2003, was removed from continuing operations in the accompanying consolidated financial statements and was classified as discontinued operations. The income for the six months ended June 30, 2004 from the property held for sale during 2004, consisted of rental income of $506,835 less operating expenses and real estate taxes of $759,818, resulting in a net investment loss of $252,983. The income for the six months ended June 30, 2003 from the property sold during 2003 and the properties held for sale during 2003, consisted of rental income of $12,528,442 less operating expenses and real estate taxes of $3,589,131, resulting in net investment income of $8,939,311. At the time of sale, the property sold during the six months ended June 30, 2003 had a cost of $6,247,473 and the proceeds of sale were $5,475,000, resulting in a net realized loss of $772,473.

Three Months Ended June 30, 2004 compared to
Three Months Ended June 30, 2003

Results from Continuing Operations

Performance

For the three months ended June 30, 2004, the Account’s total net return was 2.17%. This was 45 basis points higher than the return for the three months ended June 30, 2003 (1.72%). The returns were higher in the 2004 period as compared to the same time 2003 primarily due to the strong performance of the Account’s real estate holdings. The Account’s net investment income, after deduction of all expenses, was $79,822,613 for the three months ended June 30, 2004 and $60,956,299 for the three months ended June 30, 2003, a 31% increase.

The Account’s real estate holdings including unconsolidated joint ventures generated approximately 90% and 95% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 31% in the three months ended June 30, 2004 over the same period in 2003. The higher real estate income for the three months ended June 30, 2004 was due primarily to the increase in the number of properties owned by the Account. Income from unconsolidated joint ventures was $2,992,927 and $4,918,980 in the three months ended June 30, 2004 and June 30, 2003, respectively. The decrease in joint venture income was due to the increase in leverage on one of the regional malls. Interest income on the Account’s marketable securities investments for the three months ended June 30, 2004 and 2003 totaled $3,083,439 and $1,450,803, respectively. This increase was due to the increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s investments in REITs increased from $1,965,507 for the three months ended June 30, 2003 to $5,641,403, for the three months ended June 30, 2004. The increase was due to the timing of dividend payment dates on the Account’s REIT holdings.

Total property level expenses for the three months ended June 30, 2004 and 2003 were $49,888,679 and $36,143,762, respectively. The increase in property level expenses during the three months ended June 30, 2004 reflected the increased number of properties held in the Account and the interest expense of $1,367,606 for a mortgage placed on a portfolio of storage facilities at the end of the first quarter, in which it has a 75% joint venture interest.

The Account also incurred expenses for the three months ended June 30, 2004 and 2003 of $2,748,599 and $2,939,495, respectively, for investment advisory services, $3,186,726 and $3,705,697, respectively, for administrative and distribution services and $1,373,388 and $994,982, respectively, for the mortality, expense risk and liquidity guarantee charges. The mortality, expense risk and liquidity charges increased as a result of the larger net asset base of the Account, but the investment advisory charges and the administrative and distribution charges decreased due to a decrease in company-wide expenses at TIAA which are charged to the Account on a cost basis.

The Account had net realized and unrealized gains of $51,916,953 and $3,297,855 for the three months ended June 30, 2004 and 2003, respectively. The difference was primarily due to a substantial increase in the aggregate market value of the Account’s real estate holdings in the three-months ended June 30, 2004 as compared to declines in market values in the same period in 2003. The Account posted net unrealized gains of $32,802,036 and losses of $3,043,045 on its real estate investments for the three months ended June 30, 2004 and 2003, respectively. Due to the volatility of the REIT market, the Account posted net realized and unrealized losses on its marketable securities of $15,959,042 during the second quarter of 2004, as compared to net realized and unrealized gains on its marketable securities of $10,920,157 during the second quarter of 2003.

Results from Discontinued Operations

At June 30, 2004, the Account had one real estate property in the held for sale category. At June 30, 2003, the Account also had one property in the held for sale category. The investment income and realized and unrealized gains for the three months ended June 30, 2004 and 2003 relating to the properties moved to the held for sale category was removed from continuing operations and classified as discontinued operations. The income from the properties during the second quarter of 2004 consisted of rental income of $177,720 less operating expenses and real estate taxes of $428,054 resulting in a loss of net investment income in the amount of $250,334. The income from these properties during the second quarter of 2003 consisted of rental income of $6,081,325 less operating expenses and real estate taxes of $1,802,381 resulting in net investment income of $4,278,944.

Liquidity and Capital Resources

At June 30, 2004 and 2003, the Account’s liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $1,463,977,860 and $685,992,594, respectively. The increase in the Account’s liquid assets was primarily due to the increase in net inflow of transfers and premiums into the Account plus the large increase in the value of the REIT holdings.

During the six months ended June 30, 2004, the Account received $337,227,547 in premiums and $433,368,683 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2003, the Account received $240,926,745 in premiums and $111,345,314 in net participant transfers. The Account’s liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property — i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net asset value.

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

Valuation of Unconsolidated Joint Ventures: Real estate joint ventures are stated at the Account’s equity in the net assets of the underlying joint venture entities, which value their real estate holdings at fair value.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2004, 24.16% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate investment trusts (REITs), commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper). The Consolidated Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the

Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

The Account’s investments in marketable securities are subject to the following general risks:

•	financial risk—for debt securities, the possibility that the issuer won’t be able to pay principal and interest when due, and for common or preferred stock, the possibility that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•	market risk—price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

•	interest rate volatility, which may affect current income from an investment.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. An evaluation was performed as of June 30, 2004, under the supervision of the registrant’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the principal executive officer and principal financial officer, concluded that the registrant’s disclosure controls and procedures were effective for this quarterly reporting period.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

Item 5.  OTHER INFORMATION.

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)	EXHIBITS
	(3)	(A)	Charter of TIAA (as amended)[1]
		(B)	Bylaws of TIAA (as amended)*
	(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract[3] and Retirement Select and Retirement Select Plus Contracts and Endorsements[1]
		(B)	Forms of Income-Paying Contracts[2]
	(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group[3], as amended[5]
		(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996)[2]
		(C)	Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))[1]
	(31)	Rule 13a-15(e)/15d-15(e) Certifications
	(32)	Section 1350 Certifications

[1]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

[2]	Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

[3]	Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account’s Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

[4]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2002 (File No. 333-83964).

[5]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2003 (File No. 333-83964).

*	Filed herewith.

(b) REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: July 29, 2004		TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Herbert M. Allison, Jr. —————————————————————— Herbert M. Allison, Jr. Chairman of the Board, President and Chief Executive Officer

DATE: July 29, 2004	By:	/s/ Elizabeth A. Monrad —————————————————————— Elizabeth A. Monrad Executive Vice President and Chief Financial Officer

EXHIBIT 3(B)

BYLAWS

OF

TEACHERS INSURANCE AND ANNUITY

ASSOCIATION OF AMERICA

As Amended June 25, 2004

ARTICLE ONE

Stockholders

Section 1. Annual Meeting. The annual meeting of stockholders for the election of trustees and for the transaction of such other business as may properly come before the meeting shall be held on the second Tuesday in June of each year, if not a legal holiday, or, if a legal holiday, then on the next preceding business day, at the office of the Association in the City of New York, and at an hour specified by notice mailed at least thirty days in advance. If the chief executive officer or the nominating and governance committee shall so determine, the annual meeting may be held at a different date, time and place, as shall be specified in the notice of meeting. The notice shall be in writing and shall be signed by the chairman, or the president, or a vice president, or the secretary. Special meetings of the stockholders may be held at the said office of the Association whenever called by the chairman, or by the president, or by order of the board of trustees, or by the holders of at least one third of the outstanding shares of stock of the Association, or may be held subject to the provisions of the emergency bylaws of the Association.

Section 2. Notice. It shall be the duty of the secretary not less than ten nor more than forty days prior to the date of each meeting of the stockholders to cause a notice of the meeting to be mailed to each stockholder.

Section 3. Voting. At all meetings of stockholders each stockholder shall be entitled to one vote upon each share of stock owned by him of record on the books of the Association ten days before the meeting. Stockholders may vote in person or by proxy appointed in writing.

Section 4. Quorum. The presence in person or by proxy of the holders of a majority of the shares in the Association shall be necessary to constitute a quorum at any meeting of stockholders.

Section 5. Telephonic Participation. At all meetings of stockholders or any committee thereof, stockholders may participate by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

ARTICLE TWO

Trustees

Section 1. General Management. The general management of the property, business and affairs of the Association shall be vested in the board of trustees provided by the charter. The board of trustees shall consist of no less than thirteen trustees or the minimum number of trustees required by law, whichever is less, and no more than twenty-four trustees, and the number of trustees shall be fixed by a vote of the majority of the board of trustees. All trustees shall be elected to a term of one year. The term of office of each trustee so elected shall commence at the beginning of the annual meeting of the board of trustees next succeeding such election, and shall continue until the beginning of the next annual meeting of the board of trustees and a successor shall take office. A trustee need not be a stockholder. At least one third of such trustees must satisfy the independence requirements of Section 1202(b)(2) of the New York Insurance Law or any successor provision. At least one such person must be included in the quorum for the transaction of business at any meeting of the trustees.

Section 2. Quorum. One third of the trustees shall constitute a quorum at all meetings of the board. If less than a quorum shall be present at any meeting, a majority of those present may adjourn the meeting from time to time until a quorum shall attend. In case of a vacancy among the trustees of any class through death, resignation or other cause, a successor to hold office for the unexpired portion of the term may be elected at any meeting of the board at which a quorum shall be present. Such successors shall not take office nor exercise the duties thereof until ten days after written notice of their election shall have been filed in the office of the Superintendent of Insurance of the State of New York.

Section 3. Annual Meeting. There shall be a meeting of the board of trustees on the third Wednesday in June each year, if not a legal holiday, or, if a legal holiday, then on the next preceding business day, at a time and place specified in a notice mailed at least ten days and not more than twenty days in advance. This shall be known as the annual meeting of the board of trustees. At this meeting the board shall elect officers, appoint committees and transact such other business as shall properly come before the meeting. If the chief executive officer or the nominating and governance committee shall so determine, the annual meeting may be held at a different date, time and place, as shall be specified in the notice of meeting.

Section 4. Other Meetings. Stated meetings of the board of trustees shall be held on such dates as the board by standing resolution may fix. No notice of such stated meetings need be given. Special meetings of the board may be called by order of the chairman or the presiding trustee by notice mailed at least one week prior to the date of such meeting, and any business may be transacted at the meeting.

Section 5. Telephonic Participation. At all meetings of the board of trustees or any committee thereof, trustees may participate by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 6. Action Without a Meeting. Where time is of the essence, but not in lieu of a regularly scheduled meeting of the board of trustees or committee thereof, any action required or permitted to be taken by the board, or any committee thereof, may be taken without a meeting if all members of the board or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the board or committee shall be filed with the minutes of the proceedings of the board or committee.

Section 7. Trustees’ Compensation and Expenses. A trustee may be paid an annual stipend and fees and such other compensation or emolument in any amount first authorized by the board in accordance with Section 1 of Article Five hereof, including, but not limited to, a deferred compensation benefit, for meetings of the board that he/she attends and for services that he/she renders on or for committees or subcommittees of the board; and each trustee shall be reimbursed for transportation and other expenses incurred by him/her in serving the Association.

Section 8. Chairman. The chairman shall preside at all meetings of the board.

Section 9. Presiding Trustee. The board of trustees may elect a presiding trustee, who shall preside over executive sessions of the board and, in the absence of the chairman, preside over meetings of the stockholders and of the board. The presiding trustee also shall perform such functions as are delegated by the board.

ARTICLE THREE

Officers

Section 1. Election. The board of trustees shall annually elect the executive officers of the corporation. Each such executive officer shall hold office until the next annual election or, if earlier, until retirement, death, resignation or removal. The board may appoint other officers and agents, assign titles to them and determine their duties; such officers and agents shall hold office during the pleasure of the board of trustees. It may appoint persons to act temporarily in place of any officers of the Association who may be absent, incapacitated, or for any other reason unable to act or may delegate such authority to the chief executive officer.

Section 2. Removal of Officers. Any officer elected by the board of trustees may be removed by the affirmative votes of a majority of all the trustees holding office. Any other officer may be removed by the affirmative votes of a majority of all members of the executive committee holding office.

Section 3. Removal of Other Employees. All other agents and employees shall hold their positions at the pleasure of the executive committee or of such executive officer as the executive committee may clothe with the powers of engaging and dismissing.

Section 4. Qualifications. The chief executive officer shall be a member of the board of trustees, but none of the other officers need be a trustee. One person may hold more than one office, except that no person shall be both president and secretary.

Section 5. Chief Executive Officer. The board of trustees shall designate either the chairman or the president as chief executive officer. Subject to the control of the board of trustees and the provisions of these bylaws, the chief executive officer shall be charged with the management of the affairs of the Association, and shall perform such duties as are not specifically delegated to other officers of the Association. The chief executive officer shall report from time to time to the board of trustees on the affairs of the Association.

Section 6. Chairman. Except as otherwise provided by the board of trustees, the chairman, when present, shall preside at all meetings of the stockholders and of the board. He shall be ex officio chairman of the executive committee.

Section 7. President. If the president is not the chief executive officer, he shall assist the chief executive officer in his duties and shall perform such functions as are delegated by the chief executive officer.

Section 8. Absence or Disability of Chief Executive Officer. In the absence or disability of the chief executive officer, the president, if he is not the chief executive officer, or the chairman, if he is not the chief executive officer, or if neither is available, a vice president so designated by the executive committee or so designated by the chief executive officer shall perform the duties of the chief executive officer, unless the board of trustees otherwise provides and subject to the provisions of the emergency bylaws of the Association.

Section 9. Secretary. The secretary shall give all required notices of meetings of the board of trustees, and shall attend and act as secretary at all meetings of the board and of the executive committee and keep the records thereof. The secretary shall keep the seal of the corporation, and shall perform all duties incident to the office of secretary and such other duties as from time to time may be assigned by the board of trustees, the executive committee, or the chief executive officer.

Section 10. Other Officers. The chief executive officer shall determine the duties of all officers other than the president and secretary and may assign titles to and determine the duties of non-officers.

ARTICLE FOUR

Committees

Section 1. Appointment. At each annual meeting of the board of trustees, the board shall appoint an executive committee, an investment committee, a nominating and governance committee, a human resources committee, an audit committee, and a corporate governance and social responsibility committee, each member of which shall hold such position until the beginning of the next annual meeting of the board and until a successor shall be appointed or until the member shall cease to be a trustee. The board of trustees may appoint such other trustee committees and subcommittees as may from time to time be found necessary or convenient for the proper conduct of the business of the Association, and designate their duties. Not less than one third of the members of each trustee committee shall satisfy the independence requirements of Section 1202(b)(1) of the New York Insurance Law or any successor provision, except for the nominating and governance committee, the human resources committee, the audit committee, and the corporate governance and social responsibility committee, each of which will be comprised solely of such persons. Further, at least one such person must be included in the quorum for the transaction of business at any meeting of any of the committees. The board may appoint trustees to fill vacancies on trustee committees.

Section 2. Executive Committee. The executive committee shall consist of at least three trustees including the chairman. A majority shall constitute a quorum. The executive committee shall meet in regular meeting as it may from time to time determine, and in special meeting whenever called by the chairman, and, to the maximum extent permitted by law, shall be vested with full powers of the board of trustees during intervals between the meetings of the board in all cases in which specific instructions shall not have been given by the board of trustees. The committee shall, in the event of an acute emergency, as defined by Article Seven-A—Insurance, of the New York State Defense Emergency Act (Section 9177, Unconsolidated Laws of New York) and any amendments thereof, be responsible for the emergency management of the Association as provided in the emergency bylaws of the Association.

Section 3. Investment Committee. The investment committee shall consist of at least three trustees, including the chief executive officer, and such additional trustees, if any, as the board of trustees or the executive committee may appoint. A majority of the members shall constitute a quorum.

(a)     Subject to review by the board of trustees the investment committee shall determine the investment policies of the Association.

(b)     The investment committee shall supervise the investment of the funds of the Association. No loan or investment other than policy loans shall be made or disposed of without authorization or approval by the investment committee.

Section 4. Nominating and Governance Committee. The nominating and governance committee shall consist of at least three trustees, each of whom satisfies the independence requirements of Section 1202(b)(2) of the New York Insurance Law or any successor provision. A majority shall constitute a quorum. The committee shall nominate trustees to fill interim vacancies and shall nominate trustee candidates for election at the annual meeting of stockholders; provided that prior to nominating or making any recommendations with respect to trustee candidates for election at the annual meeting of stockholders, the committee shall consult fully with the board of trustees of TIAA Board of Overseers regarding each such trustee candidate and shall give diligent consideration to any suggestions of the board of trustees of TIAA Board of Overseers with respect to trustee candidates. In addition, the committee shall recommend to the board of trustees governance policies for the Association that are consistent with sound governance principles and applicable legal and regulatory requirements.

Section 5. Audit Committee. The audit committee shall consist of at least three trustees, each of whom satisfies the independence requirements of Section 1202(b)(2) of the New York Insurance Law or any successor provision. A majority of the members shall constitute a quorum. The committee shall itself, or through public accountants or otherwise, make such audits and examinations of the records and affairs of the Association as it may deem necessary. The committee shall review the reimbursement agreements among TIAA and CREF, TIAA-CREF Individual & Institutional Services, LLC, Teachers Personal Investors Services, Inc., and TIAA-CREF Investment Management, LLC, and make recommendations regarding them to the board of trustees.

Section 6. Human Resources Committee. The human resources committee shall consist of at least three trustees, each of whom satisfies the independence requirements of Section 1202(b)(2) of the New York Insurance Law or any successor provision. A majority shall constitute a quorum. The committee shall nominate executive officers, shall designate the principal officers of the Association, and shall recommend to the board of trustees the annual compensation of the principal officers and of any salaried employee if the level of compensation to be paid to such employee is equal to, or greater than, the compensation received or to be received by any principal officer. In addition, the committee shall approve the titles and base salaries of all appointed officers and the base salaries of executive officers, other than those designated as principal officers or those officers to be paid on an equal or greater level of compensation with principal officers, shall recommend the provisions of any incentive salary compensation program(s) and determine the amounts of any incentive salary payments for those officers included in any incentive salary plan, shall provide oversight of all of the Association’s compensation, incentive, pension, welfare and other benefits programs, and shall produce an annual report on executive compensation for distribution to policyholders.

Section 7. Corporate Governance and Social Responsibility Committee. The corporate governance and social responsibility committee shall consist of at least three trustees, each of whom satisfies the independence requirements of Section 1202(b)(2) of the New York Insurance Law or any successor provision. A majority shall constitute a quorum. The committee is responsible for addressing all corporate social responsibility and corporate governance issues, including the voting of TIAA shares and the initiation of appropriate shareholder resolutions. In addition, the committee shall develop and recommend specific corporate policy in these areas for consideration by the TIAA board of trustees.

Section 8. Reports. Within a reasonable time after their meetings, all such committees and subcommittees shall report their transactions to each trustee.

ARTICLE FIVE

Salaries, Compensation and Pensions
to Trustees, Officers and Employees

Section 1. Salaries and Pensions. The Association shall not pay any salary, compensation or emolument in any amount to any officer, deemed by a committee or committees of the board to be a principal officer pursuant to subsection (b) of Section 1202 of the Insurance Law of the State of New York, or to any salaried employee of the Association if the level of compensation to be paid to such employee is equal to, or greater than, the compensation received by any of its principal officers, or to any trustee thereof, unless such payment be first authorized by a vote of the board of trustees of the Association.

The Association shall not make any agreement with any of its officers or salaried employees whereby it agrees that for any services rendered or to be rendered he shall receive any salary, compensation or emolument that will extend beyond a period of thirty-six months from the date of such agreement, except as specifically permitted by the Insurance Law of the State of New York. No principal officer or employee of the class described in the first sentence of this section, who is paid a salary for his services, shall receive any other compensation, bonus or emolument from the Association, directly or indirectly, except in accordance with a plan recommended by a committee of the board pursuant to subsection (b) of Section 1202 of the Insurance Law of the State of New York and approved by the board of trustees. The Association shall not grant any pension to any officer or trustee, or to any member of his family after his death, except that the Association may pursuant to the terms of a retirement plan and other appropriate staff benefit plans adopted by the board provide for any person who is or has been a salaried officer or employee, a pension payable at the time of retirement by reason of age or disability and also life insurance, health insurance and disability benefits.

Section 2. Prohibitions. No trustee or officer of the Association shall receive, in addition to fixed salary or compensation, any money or valuable thing, either directly or indirectly, or through any substantial interest in any other corporation or business unit, for negotiating, procuring, recommending or aiding in any purchase or sale of property, or loan, made by the Association or any affiliate or subsidiary thereof, nor be pecuniarily interested either as principal, coprincipal, agent or beneficiary, either directly or indirectly, or through any substantial interest in any other corporation or business unit, in any such purchase, sale or loan; provided that nothing herein contained shall prevent the Association from making a loan upon a policy held therein by the borrower not in excess of the net reserve value thereof.

ARTICLE SIX

Indemnification of Trustees, Officers and Employees

The Association shall indemnify, in the manner and to the full extent permitted by law, each person made or threatened to be made a party to any action, suit or proceeding, whether or not by or in the right of the Association, and whether civil, criminal, administrative, investigative or otherwise, by reason of the fact that he or his testator or intestate is or was a trustee, officer or employee of the Association or, while a trustee, officer or employee of the Association, served any other corporation or organization of any type or kind, domestic or foreign, in any capacity at the request of the Association. To the full extent permitted by law such indemnification shall include judgments, fines, amounts paid in settlement, and expenses, including attorneys’ fees. No payment of indemnification, advance or allowance under the foregoing provisions shall be made unless a notice shall have been filed with the Superintendent of Insurance of the State of New York not less than thirty days prior to such payment specifying the persons to be paid, the amounts to be paid, the manner in which payment is authorized and the nature and status, at the time of such notice, of the litigation or threatened litigation.

ARTICLE SEVEN

Execution of Instruments

The board of trustees or the executive committee shall designate who is authorized to execute certificates of stock, proxies, powers of attorney, deeds, leases, releases of mortgages, satisfaction pieces, checks, drafts, contracts for insurance or annuity and instruments relating thereto, and all other contracts and instruments in writing necessary for the Association in the management of its affairs, and to attach the Association’s seal thereto; and may further authorize the extent to which such execution may be done by facsimile signature.

ARTICLE EIGHT

Disbursements

No disbursements of $100 or more shall be made unless the same be evidenced by a voucher signed by or on behalf of the person, firm or corporation receiving the money and correctly describing the consideration for the payment, and if the same be for services and disbursements, setting forth the services rendered and an itemized statement of the disbursements made, and if it be in connection with any matter pending before any legislative or public body, or before any department or officer of any government, correctly describing in addition the nature of the matter and the interest of such corporation therein, or if such voucher cannot be obtained, by an affidavit stating the reasons therefor and setting forth the particulars above mentioned.

ARTICLE NINE

Corporate Seal

The seal of the Association shall be circular in form and shall contain the words “Teachers Insurance and Annuity Association of America, New York, Corporate Seal, 1918,” which seal shall be kept in the custody of the secretary of the Association and be affixed to all instruments requiring such corporate seal.

ARTICLE TEN

Amendments

Article One of these bylaws can be amended or repealed only by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Association, such vote being cast at a meeting held upon notice stating that such meeting is to vote upon a proposed amendment or repeal of such bylaw.

Any other bylaw may be amended or repealed at any meeting of the board of trustees provided notice of the proposed amendment or repeal shall have been mailed to each trustee at least one week and not more than two weeks prior to the date of such meeting.