Form 10-Q
period 2004-09-30
TIAA REAL ESTATE ACCOUNT
filed 2004-11-08
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Yes  |X|     No  |_|

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
September 30, 2004

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Investments, at value:
Real estate properties held for investment
(cost: $4,868,342,563 and $4,016,534,969)	$4,919,318,131	$3,935,639,068
Real estate properties held for sale
(cost: $97,684,909 and $96,287,588)	94,211,883	85,100,000
Other real estate related investments, including joint ventures
(cost: $478,374,728 and $256,127,352)	618,741,097	283,252,850
Marketable securities:
Real estate related
(cost: $311,523,063 and $295,835,312)	330,181,546	318,251,737
Other
(cost: $892,535,901 and $435,725,426)	892,313,857	435,720,073

Total Investments (cost $6,648,461,164 and $5,100,510,647)	6,854,766,514	5,057,963,728
Cash	1,432,650	—
Other assets	129,928,257	107,719,658

TOTAL ASSETS	6,986,127,421	5,165,683,386

LIABILITIES
Mortgage notes payable—Note 6	124,521,077	—
Amount due to bank	—	1,015,345
Payable for securities transactions	4,529,110	—
Accrued real estate property level expenses and taxes	99,928,960	67,791,195
Security deposits held	13,192,119	13,137,670

TOTAL LIABILITIES	242,171,266	81,944,210

MINORITY INTEREST IN SUBSIDIARIES	265,852,156	290,317,015

NET ASSETS
Accumulation Fund	6,261,937,912	4,621,918,975
Annuity Fund	216,166,087	171,503,186

TOTAL NET ASSETS	$6,478,103,999	$4,793,422,161

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 7 and 8	30,760,870	24,724,183

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$203.57	$186.94

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

INVESTMENT INCOME
Real estate income, net:
Rental income	$127,930,840	$ 95,947,219	$372,054,340	$282,551,806

Real estate property level expenses and taxes:
Operating expenses	32,647,947	23,830,434	94,086,733	68,429,574
Real estate taxes	18,436,191	13,071,061	53,955,456	38,616,581
Interest expense	1,328,250	—	2,695,856	—

Total real estate property level
expenses and taxes	52,412,388	36,901,495	150,738,045	107,046,155

Real estate income, net	75,518,452	59,045,724	221,316,295	175,505,651
Income from real estate joint ventures	4,923,248	4,468,598	12,443,808	14,620,644
Interest	4,463,220	2,096,425	9,319,462	4,402,372
Dividends	5,612,876	3,381,215	15,208,315	7,499,103

TOTAL INCOME	90,517,796	68,991,962	258,287,880	202,027,770

Expenses—Note 2:
Investment advisory charges	4,322,840	3,635,544	10,225,925	9,370,775
Administrative and distribution charges	3,952,538	3,680,035	11,166,357	11,087,140
Mortality and expense risk charges	1,072,428	755,582	2,884,388	2,099,836
Liquidity guarantee charges	497,758	318,421	1,297,846	816,184

TOTAL EXPENSES	9,845,564	8,389,582	25,574,516	23,373,935

INVESTMENT INCOME, NET	80,672,232	60,602,380	232,713,364	178,653,835

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on marketable securities	11,975,878	40,568	32,945,273	(797,978)

Net change in unrealized appreciation
(depreciation) on:
Real estate properties	112,635,940	19,557,920	131,871,469	(13,695,618)
Other real estate related investments	61,941,808	20,880,331	113,240,871	26,675,169
Marketable securities	7,469,091	10,890,810	(3,974,633)	21,306,489

Net change in unrealized appreciation
(depreciation) on investments	182,046,839	51,329,061	241,137,707	34,286,040

NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS	194,022,717	51,369,629	274,082,980	33,488,062

NET INCREASE IN NET ASSETS RESULTING
FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST
AND DISCONTINUED OPERATIONS	274,694,949	111,972,009	506,796,344	212,141,897
Minority interest in net increase in net assets
resulting from continuing operations	(13,167,550)	(2,893,330)	(30,157,854)	(4,522,199)

NET INCREASE IN NET ASSETS RESULTING
FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS	261,527,399	109,078,679	476,638,490	207,619,698

Discontinued operations—Note 3:
Investment income, net	905,941	2,790,482	2,437,353	13,986,518
Realized gain	—	33,371,021	—	32,598,548
Net change in unrealized appreciation on
real estate properties held for sale	6,400,737	(34,138,817)	7,714,562	(23,557,780)

Net increase in net assets resulting
from discontinued operations	7,306,678	2,022,686	10,151,915	23,027,286

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$268,834,077	$111,101,365	$486,790,405	$230,646,984

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

FROM OPERATIONS
Investment income, net	$ 80,672,232	$ 60,602,380	$ 232,713,364	$ 178,653,835
Net realized gain (loss) on investments	11,975,878	40,568	32,945,273	(797,978)
Net change in unrealized appreciation
(depreciation) on investments	182,046,839	51,329,061	241,137,707	34,286,040
Minority interest in net increase in net assets
resulting from continuing operations	(13,167,550)	(2,893,330)	(30,157,854)	(4,522,199)
Net increase in net assets resulting from discontinued operations	7,306,678	2,022,686	10,151,915	23,027,286

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	268,834,077	111,101,365	486,790,405	230,646,984

FROM PARTICIPANT TRANSACTIONS
Premiums	187,188,445	125,951,357	524,415,992	366,878,102
Net transfers from TIAA	40,440,138	15,927,602	91,804,633	4,770,906
Net transfers from CREF Accounts and affiliated mutual funds	335,027,508	166,569,920	717,031,696	289,071,930
Annuity and other periodic payments	(6,634,462)	(4,807,180)	(18,676,797)	(14,078,057)
Withdrawals and death benefits	(43,889,934)	(30,323,403)	(116,684,091)	(78,242,150)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	512,131,695	273,318,296	1,197,891,433	568,400,731

NET INCREASE IN NET ASSETS	780,965,772	384,419,661	1,684,681,838	799,047,715
NET ASSETS
Beginning of period	5,697,138,227	4,090,616,614	4,793,422,161	3,675,988,560

End of period	$6,478,103,999	$4,475,036,275	$6,478,103,999	$4,475,036,275

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended September 30
			For the Nine Months Ended September 30

	2004	2003	2004	2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net increase in net assets resulting
from operations	$ 268,834,077	$ 111,101,365	$ 486,790,405	$ 230,646,984
Adjustments to reconcile net increase in
net assets resulting from operations to
net cash used in operating activities:
Increase in investments	(786,836,869)	(375,657,998)	(1,787,281,709)	(812,295,853)
Increase in other assets	(40,324,271)	(9,036,937)	(22,208,599)	(1,533,109)
Increase in accrued real estate property
level expenses and taxes	35,100,508	5,268,469	32,137,765	12,095,621
Increase (decrease) in security deposits held	901,517	(263,666)	54,449	(249,081)
Increase (decrease) in other liabilities	3,262,863	(5,498,248)	3,513,765	(868)
Increase (decrease) in minority interest	8,363,130	1,521,537	(24,464,859)	3,191,529

NET CASH USED IN
OPERATING ACTIVITIES	(510,699,045)	(272,565,478)	(1,311,458,783)	(568,144,777)

CASH FLOWS FROM PARTICIPANT
TRANSACTIONS
Premiums	187,188,445	125,951,357	524,415,992	366,878,102
Net transfers from TIAA	40,440,138	15,927,602	91,804,633	4,770,906
Net transfers from CREF Accounts and
affiliated mutual funds	335,027,508	166,569,920	717,031,696	289,071,930
Annuity and other periodic payments	(6,634,462)	(4,807,180)	(18,676,797)	(14,078,057)
Withdrawals and death benefits	(43,889,934)	(30,323,403)	(116,684,091)	(78,242,150)

NET CASH PROVIDED BY
PARTICIPANT TRANSACTIONS	512,131,695	273,318,296	1,197,891,433	568,400,731

CASH FLOWS FROM FINANCING
TRANSACTIONS
Proceeds of mortgage loan	—	—	115,000,000	—

NET CASH PROVIDED BY
FINANCING TRANSACTIONS	—	—	115,000,000	—

NET INCREASE IN CASH	1,432,650	752,818	1,432,650	255,954
CASH
Beginning of period	—	—	—	496,864

End of period	$ 1,432,650	$ 752,818	$ 1,432,650	$ 752,818

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially or otherwise to assure that the Account is valued correctly. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described above; however, the value may be adjusted if it is determined that the outstanding debt could have a material affect on the value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Distribution and administrative services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Effective January 1, 2004, Services was converted from a regular corporation to a limited liability corporation.

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

Note 3—Real Estate Properties

During the nine months ended September 30, 2004, the Account purchased 14 properties for approximately $800 million. Had the Account’s real estate properties which were purchased during the nine months ended September 30, 2004 been acquired at the beginning of the period (January 1, 2004), rental income and operating expenses for the nine months ended September 30, 2004 would have increased by approximately $63,954,000 and $25,451,000, respectively. In addition, interest income for the nine months ended September 30, 2004 would have decreased by approximately $12,920,000. Accordingly, the total proforma effect on the Account’s net investment income for the nine months ended September 30, 2004 would have been an increase of approximately $25,583,000, if the real estate properties acquired during the nine months ended September 30, 2004, had been acquired at the beginning of the year.

During the nine months ended September 30, 2004, the Account moved five real estate properties from the held for investment category to the held for sale category. The current unrealized gain on these properties for the nine months ended September 30, 2004 was $7,714,562 which is included in discontinued operations along with net investment income for the period of $2,437,353, consisting of rental income of $6,374,458 less operating expense of $3,937,105.

Note 4—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2046. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

Years Ending
December 31,

2004	$ 395,045,000
2005	441,609,000
2006	392,366,000
2007	342,454,000
2008	280,558,000
2009-2046	884,023,000

Total	$2,736,055,000

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 5—Investments in Unconsolidated Joint Ventures

The Account owns several real estate properties through unconsolidated joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable at September 30, 2004 is $217,244,302. The Accounts’ equity in the joint ventures at September 30, 2004 is $574,826,810. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	September 30, 2004	December 31, 2003

	(Unaudited)
Assets
Real estates properties	$1,587,007,626	$914,645,112
Other assets	20,528,494	24,673,188

Total assets	$1,607,536,120	$939,318,300

Liabilities and Equity
Mortgage notes payable, including
accrued interest	434,488,604	$436,448,116
Other liabilities	23,393,896	20,826,160

Total liabilities	457,882,500	457,274,276
Equity	1,149,653,620	482,044,024

Total liabilities and equity	$1,607,536,120	$939,318,300

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

Operating Revenues and Expenses
Revenues	$ 81,985,649	$72,489,535
Expenses	47,194,227	42,074,376

Excess of revenues over expenses	$ 34,791,422	$30,415,159

Note 6—Mortgage Notes Payable

On March 31, 2004, the Account obtained a mortgage totaling $115 million on a portfolio of 32 storage facilities located throughout the U.S. which were purchased at the end of 2003. The interest on the mortgage is paid monthly based on an annual rate of 4.62%. The total principal is due on April 1, 2011. On September 30, 2004, the Account assumed a mortgage totaling $9.5 million in the purchase of a property. The interest on the mortgage is paid monthly based on an annual rate of 7.24%. The total principal is due on May 1, 2011.

Note 7—Condensed Consolidated Financial Information

Selected condensed consolidated financial information for an Accumulation Unit of the Account is presented below.

	For the Nine Months Ended September 30, 2004 (1)
		For the Years Ended December 31,

		2003	2002	2001	2000	1999

Per Accumulation Unit data:	(Unaudited)
Rental income	$ 11.934	$ 16.514	$ 14.537	$ 14.862	$ 14.530	$ 12.168
Real estate property
level expenses and taxes	4.835	6.263	4.988	4.754	4.674	3.975

Real estate income, net	7.099	10.251	9.549	10.108	9.856	8.193
Income from real estate joint ventures	0.399	0.790	0.665	0.130	0.056	—
Dividends and interest	0.787	0.788	1.244	1.950	2.329	2.292

Total income	8.285	11.829	11.458	12.188	12.241	10.485
Expense charges (2)	0.820	1.282	1.097	0.995	0.998	0.853

Investment income, net	7.465	10.547	10.361	11.193	11.243	9.632
Net realized and unrealized
gain (loss) on investments	9.164	2.492	(4.621)	(1.239)	3.995	1.164

Net increase in
Accumulation Unit Value	16.629	13.039	5.740	9.954	15.238	10.796
Accumulation Unit Value:
Beginning of year	186.939	173.900	168.160	158.206	142.968	132.172

End of period	$203.568	$186.939	$173.900	$168.160	$158.206	$142.968

Total return	8.90%	7.50%	3.41%	6.29%	10.66%	8.17%
Ratios to Average Net Assets:
Expenses (2)	0.47%	0.76%	0.67%	0.61%	0.67%	0.63%
Investment income, net	4.24%	6.25%	6.34%	6.81%	7.50%	7.13%
Portfolio turnover rate:
Real estate properties	0.00%	5.12%	0.93%	4.61%	3.87%	4.46%
Securities	97.46%	71.83%	52.08%	40.62%	32.86%	27.68%
Thousands of Accumulation Units
outstanding at end of period	30,761	24,724	20,347	18,456	14,605	11,487

(1)	The percentages shown for this period are not annualized.
(2)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets include the portion of expenses related to the minority interests and exclude real estate property level expenses and taxes. If the real estate property level expenses and taxes were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2004 would be $5.655 ($7.545, $6.085, $5.749, $5.672 and $4.828 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2004 would be 3.21% (4.47%, 3.72%, 3.50%, 3.79% and 3.58% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively).

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003

	(Unaudited)
Accumulation Units:
Credited for premiums	2,712,898	2,860,354
Credited for transfers, net disbursements and
amounts applied to the Annuity Fund	3,323,789	1,517,133
Outstanding:
Beginning of year	24,724,183	20,346,696

End of period	30,760,870	24,724,183

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

REAL ESTATE PROPERTIES—73.14%
REAL ESTATE PROPERTIES HELD FOR INVESTMENT—71.77%
Location / Description	Value

Arizona:
Biltmore Commerce Center—Office building	$ 31,502,060
RREEF America Mountain Portfolio—Industrial building	5,504,662
California:
3 Hutton Centre Drive—Office building	40,423,955
9 Hutton Centre—Office building	22,321,856
88 Kearny Street—Office building	64,077,351
Cabot Industrial Portfolio—Industrial building	57,800,000
Capitol Place—Office building	42,418,500
Centerside I—Office building	65,000,000
Eastgate Distribution Center—Industrial building	18,300,000
Kenwood Mews—Apartments	25,592,033
Larkspur Courts—Apartments	57,100,000
The Legacy at Westwood—Apartments	86,500,000
Northpoint Commerce Center—Industrial building	42,700,000
Ontario Industrial Portfolio—Industrial building	179,337,691	(1)
Regents Court—Apartments	56,500,000
RREEF America Northern California Portfolio—Industrial building	59,040,654
RREEF America Southern California Portfolio—Industrial building	88,832,725
Treat Towers—Office building	119,519,868	(2)
Westcreek—Apartments	25,513,821
West Lake North Business Park—Office building	49,500,000
Westwood Marketplace—Shopping center	77,000,000
Colorado:
The Lodge at Willow Creek—Apartments	32,200,000
The Market at Southpark—Shopping center	33,429,560
Monte Vista—Apartments	22,306,264
Connecticut:
Ten & Twenty Westport Road—Office building	148,005,670
Delaware:
RREEF America Mideast Portfolio—Industrial building	16,518,688
Florida:
701 Brickell—Office building	174,040,353
4200 West Cypress Street—Office building	32,528,132
Golfview—Apartments	27,765,787
The Fairways of Carolina—Apartments	17,900,000
The Greens at Metrowest—Apartments	14,300,000
Maitland Promenade One—Office building	36,017,751
Plantation Grove—Shopping center	10,700,000
Pointe on Tampa Bay—Office building	40,577,392
Quiet Waters at Coquina Lakes—Apartments	19,415,000
Royal St. George—Apartments	19,400,000
Sawgrass Office Portfolio—Office building	50,501,250
South Florida Apartment Portfolio—Apartments	48,000,000
Georgia:
Alexan Buckhead—Apartments	37,500,000
Atlanta Industrial Portfolio—Industrial building	38,000,000
Prominence in Buckhead—Office building	105,478,853	(2)

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Location / Description	Value

Illinois:
161 North Clark Street—Office building	$ 210,357,385	(2)
Chicago Caleast Industrial Portfolio—Industrial building	41,400,000
Chicago Industrial Portfolio—Industrial building	69,840,912
Columbia Center III—Office building	30,100,000
Oak Brook Regency Towers—Office building	68,100,000
Parkview Plaza—Office building	48,000,000
RREEF America EN Central Portfolio—Industrial building	23,661,072
Rolling Meadows—Shopping center	14,800,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	48,842,583
Maryland:
Corporate Boulevard—Office building	70,000,000
FEDEX Distribution Facility—Industrial building	8,100,000
Massachusetts:
Batterymarch Park II—Office building	10,700,000
Longwood Towers—Apartments	78,000,000
Mellon Financial Center at One Boston Place—Office building	275,000,000	(2)
Needham Corporate Center—Office building	11,640,984
RREEF America Northeast Portfolio—Industrial building	33,077,653
Michigan:
Indian Creek—Apartments	18,000,000
Minnesota:
Interstate Crossing—Industrial building	6,525,088
River Road Distribution Center—Industrial building	4,150,000
Nevada:
UPS Distribution Facility—Industrial building	12,900,000
New Jersey:
10 Waterview Boulevard—Office building	27,000,000
371 Hoes Lane—Office building	10,700,000
Konica Photo Imaging Headquarters—Industrial building	21,000,000
Morris Corporate Center III—Office building	85,400,000
NJ Caleast Industrial Portfolio—Industrial building	39,300,000
South River Road Industrial—Industrial building	33,000,000
New York:
780 Third Avenue—Office building	190,000,000
The Colorado—Apartments	58,073,061
Ohio:
Bent Tree—Apartments	13,300,000
BISYS Fund Services Building—Office building	35,700,000	(2)
Columbus Portfolio—Office building	21,500,000
Oregon:
Five Centerpointe—Office building	14,000,000
Pennsylvania:
Lincoln Woods—Apartments	27,301,678
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	46,100,000
Summit Distribution Center—Industrial building	23,300,000

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Location / Description	Value

Texas:
Butterfield Industrial Park—Industrial building	$ 4,600,000	(3)
Dallas Industrial Portfolio—Industrial building	140,000,000
Four Oaks Place—Office building	255,357,238
The Legends at Chase Oaks—Apartments	26,999,927
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	12,500,000
Virginia:
Ashford Meadows—Apartments	67,000,228
Fairgate at Ballston—Office building	28,500,000
Monument Place—Office building	37,000,000
One Virginia Square—Office building	42,428,275
Washington:
Rainier Corporate Park—Industrial building	54,000,000
RREEF America Northwest Portfolio—Industrial building	19,412,990
Washington DC:
1015 15th Street—Office building	60,000,000
Mazza Gallerie—Shopping center	80,000,000
The Farragut Building—Office building	46,500,000
Other:
Storage Portfolio	177,079,181	(2)(4)(5)

TOTAL REAL ESTATE PROPERTIES HELD FOR INVESTMENT
(Cost $4,868,342,563)	4,919,318,131

REAL ESTATE PROPERTIES HELD FOR SALE—1.37%
Location / Description

Florida:
Doral Pointe—Apartments	55,011,883
Maryland:
Longview Executive Park—Office building	19,500,000
North Carolina:
The Lynnwood Collection—Shopping center	8,400,000
The Millbrook Collection—Shopping center	6,100,000
Ohio:
Northmark Business Center III—Office building	5,200,000

TOTAL REAL ESTATE PROPERTIES HELD FOR SALE (Cost $97,684,909)	94,211,883

TOTAL REAL ESTATE PROPERTIES (Cost $4,966,027,472)	5,013,530,014

OTHER REAL ESTATE RELATED INVESTMENTS—9.03%
REAL ESTATE JOINT VENTURE—8.39%
Colorado Center Limited Partnership
Colorado Center (50% Account Interest)	223,435,699
Florida Mall Association, Ltd.
The Florida Mall (50% Account Interest)	158,315,354	(6)
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	27,140,804

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Location / Description	Value

West Dade County Associates
Miami International Mall (50% Account Interest).	$ 60,357,331	(6)
West Town Mall Joint Venture
West Town Mall (50% Account Interest)	105,577,622	(6)

TOTAL REAL ESTATE JOINT VENTURE (Cost $435,044,036)	574,826,810

LIMITED PARTNERSHIPS— 0.64%
Essex Apartment Value Fund, L.P. (10% Account Interest)	17,751,022
Heitman Value Part Fund (34.17% Account Interest)	9,986,066
MONY/Transwestern Mezzanine Realty Partners L.P. (19.76% Account Interest)	16,177,199

TOTAL LIMITED PARTNERSHIP (Cost $43,330,692)	43,914,287

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS (Cost $478,374,728)	618,741,097

MARKETABLE SECURITIES—17.83%
REAL ESTATE RELATED—4.81%
REAL ESTATE INVESTMENT TRUSTS—4.09%

Shares	Issuer	Value
77,500	Acadia Realty Trust	$ 1,143,125
540,688	Affordable Residential Communities	7,894,045
36,685	AMB Property Corp	1,358,079
557,300	American Campus Communities	10,343,488
140,000	Amli Residential Properties	4,277,000
602,800	Ashford Hospitality Trust	5,666,320
30,000	Avalonbay Communities Inc	1,806,600
110,750	Biomed Realty Trust Inc	1,948,093
191,600	Boston Properties Inc	10,612,724
177,000	Brandywine Realty Trust	5,040,960
35,000	BRE Properties	1,342,250
21,000	Capital Automotive Reit	656,670
120,000	Capital Lease Funding Inc	1,324,800
158,000	CB Richard Ellis Group Inc	3,649,800
60,000	Centerpoint Properties Trust	2,614,800
200,000	Cohen & Steers Inc	3,088,000
220,300	Corporate Office Properties	5,644,086
150,000	Developers Diversified Realty	5,872,500
200,000	Equity Office Properties Trust	5,450,000
203,800	Equity Residential	6,317,800
594,500	Extra Space Storage Inc	7,579,875
400,000	Falcon Financial Investment	3,236,000
100,000	General Growth Properties	3,100,000
446,400	Gramercy Capital Corp	6,963,840
92,700	Health Care Realty Trust Inc	3,619,008
374,800	Hersha Hospitality Trust	3,523,120
114,700	Hilton Hotels Corp	2,160,948
294,200	Home Properties Inc	11,638,552

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Shares	Issuer	Value

350,000	Homebanc Corp/Ga	$ 3,150,000
574,049	Host Marriott Corp	8,053,907
300,000	Interstate Hotels & Resorts	1,215,000
1,450,000	Jameson Inns Inc	2,581,000
60,000	Kimco Realty Corp	3,078,000
649,000	Kite Realty Group Trust	8,534,350
467,670	Lexington Corporate Properties Trust	10,153,116
1,266,660	Lodgian Inc	12,539,934
163,807	LTC Properties Inc	2,930,507
175,000	Luminent Mortgage Capital	2,219,000
150,000	Macerich Company/The	7,993,500
30,420	Mack-Cali Realty Corp	1,347,606
31,875	Manufactured Home Communities	1,059,525
1,155,000	Meristar Hospitality Trust	6,294,750
65,000	Mills Corp/The	3,371,550
150,000	Mission West Properties	1,552,500
193,190	Mortgageit Holdings Inc	2,791,596
370,000	New York Mortgage Trust Inc	3,459,500
60,000	NewCastle Investment Corp	1,842,000
525,000	Origen Financial Inc	3,864,000
75,000	Prentiss Properties Trust	2,700,000
200,000	Prologis Trust	7,048,000
79,000	Reckson Associates Realty Corp	2,271,250
50,000	Regency Centers Corp	2,324,500
150,000	Saxon Captal Inc	3,225,000
255,900	Simon Property Group Inc	13,723,917
50,000	Starwood Hotels & Resorts	2,321,000
150,000	Strategic Hotel Capital Inc	2,028,000
303,820	Sunset Financial Resources	3,241,759
128,000	The St Joe Company	6,114,560
123,090	Trizec Properties Inc	1,965,747
100,000	United Dominion Realty Trust	1,983,000
77,558	Ventas Inc	2,010,303
100,000	Vornado Realty Trust	6,268,000
190,975	Weingarten Realty Investors	6,304,085
106,200	Winston Hotels Inc	1,136,340

TOTAL REAL ESTATE INVESTMENT TRUSTS (Cost $261,771,340)		280,569,285

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

COMMERCIAL MORTGAGE BACKED SECURITIES—0.72%
Principal	Issuer, Current Rate and Maturity Date	Value

$10,000,000	Bear Stearns CMS
	1.978% 05/14/16	$ 9,991,930
10,000,000	COMM 2004 HTL1 A1
	2.000% 07/15/16	9,999,660
10,000,000	GSMS 2001-Rock A2FL
	2.030% 05/03/18	10,012,190
10,000,000	MSDWC 2001-280 A2F
	1.894% 02/03/11	9,851,160
7,807,731	Opryland Hotel Trust
	2.180% 04/01/11	7,811,128
1,940,947	Trize 2001 – TZHA A3FL
	2.130% 03/15/13	1,946,193

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES (Cost $49,751,723)		49,612,261

TOTAL REAL ESTATE RELATED (Cost $311,523,063)		330,181,546

OTHER—13.02%
COMMERCIAL PAPER—5.86%
13,000,000	American Honda Finance, Corp
	1.750% 11/08/04	12,974,791
10,000,000	Beta Finance, Inc
	1.890% 01/14/05	9,941,994
15,000,000	Beta Finance, Inc
	1.970% 01/21/05	14,907,246
745,000	CC (USA), Inc
	1.770% 10/15/04	744,454
13,000,000	CC (USA), Inc
	1.940% 01/14/05	12,924,593
11,000,000	CC (USA), Inc
	1.690% 10/14/04	10,992,428
3,295,000	Ciesco LP
	1.730% 11/15/04	3,287,295
20,000,000	Ciesco LP
	1.790% 11/16/04	19,952,217
19,140,000	Corporate Asset Funding Corp, Inc
	1.820% 11/29/04	19,081,623
6,000,000	Delaware Funding Corp
	1.780% 11/02/04	5,990,155
3,500,000	Dorada Finance Inc
	1.680% 11/24/04	3,490,215
19,015,000	Dorada Finance Inc
	1.780% 11/15/04	18,970,537
17,175,000	Eli Lilly & Co
	1.540% 10/14/04	17,163,178
10,000,000	FCAR Owner Trust I
	1.560% 10/15/04	9,992,667
10,000,000	Govco Incorporated
	1.510% 10/08/04	9,996,067

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

15,000,000	Govco Incorporated
	1.490% 10/07/04	$ 14,994,808
25,000,000	Kitty Hawk Funding Corp
	1.600% 10/12/04	24,985,250
15,000,000	Links Finance L.L.C.
	1.810% 12/09/04	14,945,604
10,000,000	Links Finance L.L.C.
	1.550% 10/18/04	9,991,200
13,216,000	McCormick & Co, Inc.
	1.700% 11/02/04	13,193,224
6,200,000	Morgan Stanley
	1.790% 11/04/04	6,189,210
2,255,000	Paccar Financial Corp
	1.730% 12/01/04	2,247,757
10,000,000	Paccar Financial Corp
	1.910% 01/24/05	9,936,522
18,340,000	Proctor & Gamble
	1.470% 10/04/04	18,336,373
1,605,000	Royal Bank of Scotland PLC
	1.630% 10/25/04	1,603,038
3,830,000	Sigma Finance Inc
	1.280% 10/21/04	3,826,068
20,325,000	Sigma Finance Inc
	1.190% 10/22/04	20,303,139
15,000,000	Societe Generale North America, Inc
	1.490% 10/12/04	14,991,150
25,000,000	Toronto Dominion Bank
	2.015% 03/10/05	24,985,172
25,000,000	UBS Finance, (Delaware) Inc
	1.790% 11/23/04	24,931,375
10,000,000	Wells Fargo
	1.760% 10/28/04	9,999,914
3,078,000	Yorktown Capital, LLC
	1.830% 12/13/04	3,066,200
13,000,000	Yorktown Capital, LLC
	1.850% 12/17/04	12,946,483

TOTAL COMMERCIAL PAPER (Amortized cost $401,948,231)		401,881,947

GOVERNMENT AGENCIES—7.16%
9,380,000	Federal Farm Credit Banks
	1.780% 03/15/05	9,290,901
500,000	Federal Farm Credit Banks
	1.080% 10/13/04	499,688
8,603,000	Federal Farm Credit Banks
	1.220% 01/07/05	8,556,867
10,750,000	Federal Farm Credit Banks
	1.100% 11/17/04	10,723,913
41,941,000	Federal Home Loan Banks
	1.650% 10/01/04	41,939,078
3,655,000	Federal Home Loan Banks
	1.540% 12/03/04	3,643,174

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

Principal	Issuer, Current Rate and Maturity Date	Value

9,825,000	Federal Home Loan Banks
	1.090% 10/06/04	$ 9,822,167
27,075,000	Federal Home Loan Banks
	1.550% 11/19/04	27,006,560
8,510,000	Federal Home Loan Banks
	1.935% 03/11/05	8,431,112
21,345,000	Federal Home Loan Banks
	1.850% 12/27/04	21,246,386
17,500,000	Federal Home Loan Banks
	1.730% 11/12/04	17,463,002
4,000,000	Federal Home Loan Banks
	1.090% 10/08/04	3,998,462
7,145,000	Federal Home Loan Banks
	1.200% 10/20/04	7,138,093
7,860,000	Federal Home Loan Banks
	1.850% 04/21/05	7,766,481
21,016,000	Federal Home Loan Banks
	1.520% 11/10/04	20,973,635
2,240,000	Federal Home Loan Mortgage Corp
	1.500% 11/30/04	2,233,092
5,134,000	Federal Home Loan Mortgage Corp
	1.540% 10/04/04	5,133,013
15,000,000	Federal Home Loan Mortgage Corp
	1.875% 01/15/05	14,991,379
6,860,000	Federal Home Loan Mortgage Corp
	1.650% 11/23/04	6,841,272
15,000,000	Federal Home Loan Mortgage Corp
	1.790% 12/07/04	14,948,433
24,100,000	Federal Home Loan Mortgage Corp
	1.550% 10/19/04	24,077,868
50,000,000	Federal Home Loan Mortgage Corp
	1.570% 10/26/04	49,937,167
4,345,000	Federal Home Loan Mortgage Corp
	1.780% 12/14/04	4,328,525
17,974,000	Federal Home Loan Mortgage Corp
	1.620% 11/09/04	17,938,651
25,000,000	Federal National Mortgage Association
	1.490% 10/06/04	24,992,792
20,000,000	Federal National Mortgage Association
	1.590% 10/20/04	19,980,667
13,590,000	Federal National Mortgage Association
	1.520% 11/03/04	13,567,282
45,000,000	Federal National Mortgage Association
	1.560% 10/27/04	44,941,275
185,000	Federal National Mortgage Association
	1.700% 12/08/04	184,355
18,000,000	Federal National Mortgage Association
	1.740% 11/17/04	17,956,320
30,000,000	Federal National Mortgage Association
	1.792% 12/15/04	29,880,300

TOTAL GOVERNMENT AGENCIES (Amortized cost $490,587,670)		490,431,910

See notes to consolidated financial statements.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENT OF INVESTMENTS (Unaudited)
September 30, 2004

TOTAL OTHER (Cost $892,535,901)	892,313,857

TOTAL MARKETABLE SECURITIES (Cost $1,204,058,964)	1,222,495,403

TOTAL INVESTMENTS—100.00% (Cost $6,648,461,164)	$6,854,766,514

(1)	The market value reflects the Account’s interest in the property gross of debt.
(2)	This amount reflects the market value of the property as stated in the consolidated financial statements, which includes minority interest.
(3)	Leasehold interest only.
(4)	The market value reflects the Account’s interest in the joint venture gross of debt.
(5)	32 facilities throughout the U.S.
(6)	The market value reflects the Account’s interest in the joint venture after debt.

See notes to consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report.

As of September 30, 2004, the Account owned a total of 101 real estate properties (five of which are held in unconsolidated joint ventures), representing 81.53% of the Account’s total investment portfolio. This real estate portfolio includes 40 office properties (five of which are held in consolidated joint ventures and two of which are held in an unconsolidated joint venture), 28 industrial properties, 22 apartment complexes, 10 retail properties (including three unconsolidated joint ventures, each owning a regional mall, in which the Account owns a 50% partnership interest), and a 75% consolidated joint venture partnership interest in a portfolio of storage facilities.

During the third quarter of 2004, the Account purchased two office, one retail, and eight industrial properties in the aggregate amount of $614.2 million. In addition, the Account purchased a 50% interest in a joint venture partnership which owns an office building for a total equity investment of $228.5 million.

The two charts below reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the value of each property as stated in the consolidated financial statements as of September 30, 2004.

Real Estate Assets Diversification by Market Value
	East (30)	West (30)	South (25)	Midwest (15)	Various (1)	TOTAL (101)

Office (40)	19.49%	12.12%	12.43%	7.50%	0.00%	51.54%
Apartment (22)	4.12%	5.47%	4.76%	0.56%	0.00%	14.91%
Industrial (28)	3.57%	9.84%	4.51%	2.60%	0.00%	20.52%
Retail (10)	1.69%	1.98%	5.93%	0.26%	0.00%	9.86%
Other* (1)	0.00%	0.00%	0.00%	0.00%	3.17%	3.17%

TOTAL (101)	28.87%	29.41%	27.63%	10.92%	3.17%	100.0%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities located in various regions across the U.S.

Property Name	State	Property Type	Value (000,000)		% of Total Investments	% of Total Real EstatePortfolio

Mellon Financial Center at One Boston Place	MA	Office	$275.0	(1)(2)	4.01%	4.92%
Four Oaks Place	TX	Office	$255.4		3.73%	4.57%
Colorado Center	CA	Office	$223.4	(3)	3.26%	4.00%
161 North Clark Street	IL	Office	$210.4	(1)(4)	3.07%	3.76%
780 Third Avenue	NY	Office	$190.0		2.77%	3.40%
Ontario Industrial Portfolio	CA	Industrial	$179.3	(5)	2.62%	3.21%
Storage Portfolio	Various	Other —Commercial	$177.1	(1)(6)	2.58%	3.17%
701 Brickell	FL	Office	$174.0		2.54%	3.12%
The Florida Mall	FL	Retail	$158.3	(7)	2.31%	2.83%
Ten & Twenty Westport Road	CT	Office	$148.0		2.16%	2.65%

(1)	This amount represents the value as reported in the September 30, 2004 Consolidated Statement of Investments, which includes minority interests.
(2)	The value of the Account’s interest in the property is $138.2 million, representing 2.02% of Total Investments and 2.47% of the Total Real Estate Portfolio.
(3)	The value represents the Account’s joint venture interest in the property.
(4)	The value of the Account’s interest in the property is $157.8 million, representing 2.30% of Total Investments and 2.82% of the Total Real Estate Portfolio.
(5)	This property is subject to debt. The value of the Account’s interest less the leverage is $169.8 million, representing 2.48% of Total Investments and 3.04% of the Total Real Estate Portfolio.
(6)	This property is subject to debt. The value of the Account’s joint venture interest less the leverage is $46.6 million, representing 0.68% of Total Investments and 0.84% of the Total Real Estate Portfolio.
(7)	This property is held in an unconsolidated joint venture and is subject to debt. The value represents the Account’s Joint Venture interest in the property and is net of leverage.

As of September 30, 2004, the Account also held investments in real estate limited partnerships representing 0.64% of the portfolio, real estate investment trusts (REITs) representing 4.09% of the portfolio, commercial mortgage backed securities (CMBS) representing 0.72% of the portfolio, commercial paper representing 5.86% of the portfolio, and government agency bonds representing 7.16% of the portfolio.

Real Estate Market Outlook in General

Alan Greenspan noted in his September 2004 testimony to the U.S. House of Representatives that the U.S. economy hit a “soft patch” in the third quarter 2004. The softness was borne out by payroll employment data as the Bureau of Labor Statistics (BLS) reported that nonfarm payroll employment rose by 96,000 in September and by 103,000 on average during the third quarter 2004 as compared to an average of 295,000 during the March-May period. The softness was attributed largely to the steep increase in energy prices and manifested in part by a slowdown in consumer spending. Nonetheless, the twelve Federal Reserve Banks in the September 2004 “Beige Book” indicated that while economic activity had slowed in several districts since their July 2004 reports, most districts still reported modest or moderate growth.

The modest growth in payroll employment was reflected by incremental improvement in the office and industrial real estate markets. Office market vacancies declined for the fifth consecutive quarter with third quarter 2004 vacancies averaging 15.9% compared with 16.2% in the second quarter 2004. Industrial market vacancies declined to 11.2% in the third quarter 2004 compared with 11.4% in the second quarter 2004.

Apartment markets also showed modest improvement. M/PF Research reported that vacancy rates in institutional grade apartments averaged 6.4% in second quarter 2004 compared with 6.6% in second quarter 2003. (third quarter 2004 data are not yet available. Because of seasonality in leasing, it is best to compare available data with data for the same quarter in the prior year.) Rents increased slightly by 0.7%, and concessions to attract new tenants, such as a month’s free rent and/or free internet service were still necessary though less generous.

Retail sales picked up modestly during the third quarter 2004. Excluding automobile sales, which often swing wildly from month to month, retail sales rose by a brisk 0.6% in September, up from 0.2% in August, and better than the 0.4% increase that some economists were expecting. Retail markets saw vacancies decline and rents edge up during the second quarter 2004. (Market data for the third quarter 2004 are not yet available.) Reis, Inc. reported that, while vacancies in regional malls fell to 5.6% as of the second quarter 2004 compared with 5.8% in the first quarter 2004, rents increased by 0.4%. Vacancies in neighborhood and community centers decreased to 6.9% in the second quarter 2004 compared to 7.0% in the first quarter 2004, while rents increased 0.6%.

Near-term fluctuations in the U.S. economy are not predictable, but most economists expect stronger growth in the coming months. The consensus of 44 top economists surveyed by the “Blue Chip Financial Forecasts” is that U.S. Gross Domestic Product (GDP) will grow in the fourth quarter 2004. As Alan Greenspan observed in his September 2004 testimony, “the most recent data suggest that...the expansion has regained some traction.” The Blue Chip Financial Forecasts does not provide a consensus forecast of employment growth, but the projected growth in GDP may provide a strong impetus for firms to increase hiring. Nonetheless, the near-term outlook for commercial real estate markets remains murky since space demand often lags employment growth by several quarters.

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

Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003

Results from Continuing Operations

Performance

The Account’s total net return was 8.90% for the nine months ended September 30, 2004 and 5.83% for the nine months ended September 30, 2003. This increase in the Account’s total return was primarily due to substantial increases in the market value of the Account’s real estate holdings.

The Account’s net investment income after deduction of all expenses was 30% higher for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to a 45% increase in total net assets and the 64% increase in real estate holdings over the same period.

The Account’s real estate holdings, including unconsolidated joint venture investments, generated approximately 91% and 94% of the Account’s total investment income (before deducting Account level expenses) during the nine months ended September 30, 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

Gross real estate rental income increased approximately 32% in the nine months ended September 30, 2004, as compared to the same period in 2003. This increase was due to the increased number of properties owned by the Account as of September 30, 2004 as compared with September 30, 2003. Income from unconsolidated real estate joint ventures was $12,443,808 for the nine months ended September 30, 2004, as compared with $14,620,644 for the same period in 2003. This decrease in unconsolidated joint venture income was partially due to the increase in leverage on one of the regional malls. Interest income on the Account’s marketable securities investments increased to $9,319,462 for the nine months ended September 30, 2004 from $4,402,372 for the nine months ended September 30, 2003 due to the increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s REIT investments increased to $15,208,315 for the nine months ended September 30, 2004 from $7,499,103 for the nine months ended September 30, 2003. The increase was primarily due to the strong performance by the Account’s REIT holdings.

Total property level expenses for the nine months ended September 30, 2004 and 2003 were $150,738,045 and $107,046,155, respectively. This 41% increase in property level expenses reflected the increased number of investments in real estate by the Account (76 properties as of September 30, 2003 compared to 101 properties as of September 30, 2004). In addition, during the nine months ended September 30, 2004, the Account incurred interest expense of $2,695,856 related to the mortgages on a portfolio of storage facilities in which the Account has a 75% joint venture interest and an industrial property purchased in the third quarter 2004.

The Account also incurred expenses for the nine months ended September 30, 2004 and 2003 of $10,225,925 and $9,370,775 respectively, for investment advisory services, $11,166,357 and $11,087,140, respectively, for administrative and distribution services and $4,182,234 and $2,916,020, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering the Account.

The Account had net realized and unrealized gains on investments of $274,082,980 for the nine months ended September 30, 2004, as compared with net realized and unrealized gains on investments of $33,488,062 for the nine months ended September 30, 2003. The increase in net realized and unrealized gains is primarily due to the substantial net unrealized gain on the Account’s real estate properties of $131,871,469 for the nine months ended September 30, 2004 as compared to net unrealized losses for the nine months ended September 30, 2003 of $13,695,618. In addition, the Account had an unrealized gain on its unconsolidated joint venture holdings of $113,240,871 for the nine months ended September 30, 2004 as compared to unrealized gain of $26,675,169 for the nine months ended September 30, 2003. The substantial net gains in the nine month period ending September 30, 2004 are due to the increase in market value of several real estate properties, including the value of three regional malls in which the Account owns an unconsolidated joint venture interest. The Account’s marketable securities for the nine months ended September 30, 2004 had net realized and unrealized gains totaling $28,970,640, as compared with net realized and unrealized gains of $20,508,511, for the nine months ended September 30, 2003.

Results from Discontinued Operations

During the nine months ended September 30, 2004, the Account did not sell any properties but moved five properties to the held for sale category. During the nine months ended September 30, 2003, the Account sold two properties and had five properties moved to the held for sale category. The investment income and unrealized gains for the nine months ended September 30, 2004 related to the properties held for sale, as well as the investment income and unrealized and realized gains and losses for the properties sold or held for sale during 2003, were removed from continuing operations in the accompanying consolidated financial statements and were classified as discontinued operations. The income for the nine months ended September 30, 2004 from the properties held for sale during 2004, consisted of rental income of $6,374,458 less operating expenses and real estate taxes of $3,937,105, resulting in a net investment income of $2,437,353. The income for the nine months ended September 30, 2003 from the property sold during 2003 and the properties held for sale during 2003, consisted of rental income of $22,641,742 less operating expenses and real estate taxes of $8,655,224, resulting in net investment income of $13,986,518. The net realized and unrealized gain on discontinued operations for the nine month period ended September 30, 2004 and 2003 was $7,714,562 and $9,040,768, respectively. At the time of sale, the properties sold during the nine months ended September 30, 2003 had a cost of $154,626,452 and the proceeds of sale were $187,225,000, resulting in a net realized gain of $32,598,548.

Three Months Ended September 30, 2004 compared to
Three Months Ended September 30, 2003

Results from Continuing Operations

Performance

For the three months ended September 30, 2004, the Account’s total net return was 4.48%. This was 186 basis points higher than the return of 2.62% for the three months ended September 30, 2003. The returns were higher in the 2004 period as compared to the same time in 2003 primarily due to the strong performance of the Account’s real estate and REIT holdings. The Account’s net investment income, after deduction of all expenses, was $80,672,232 for the three months ended September 30, 2004 and $60,602,380 for the three months ended September 30, 2003, a 33% increase.

The Account’s real estate holdings including income from unconsolidated joint ventures generated approximately 89% and 92% of the Account’s total investment income (before deducting Account level expenses) during the three months ended September 30, 2004 and 2003. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 33% in the three months ended September 30, 2004 compared with the same period in 2003. The higher real estate income for the three months ended September 30, 2004 was due primarily to the increase in the number of properties owned by the Account. Income from uncon-

solidated real estate joint ventures was $4,923,248 and $4,468,598 in the three months ended September 30, 2004 and September 30, 2003, respectively. Interest income on the Account’s marketable securities investments for the three months ended September 30, 2004 and 2003 totaled $4,463,220 and $2,096,425, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s investments in REITs increased to $5,612,876 from $3,381,215 for the three months ended September 30, 2004 and September 30, 2003. The increase was primarily due to the strong performance by the Account’s REIT holdings.

Total property level expenses for the three months ended September 30, 2004 and 2003 were $52,412,388 and $36,901,495, respectively. The 42% increase in property level expenses during the three months ended September 30, 2004 reflected the increased number of properties held in the Account and the interest expense of $1,328,250 for mortgages on a portfolio of storage facilities and an industrial property owned by the Account.

The Account also incurred expenses for the three months ended September 30, 2004 and 2003 of $4,322,840 and $3,635,544, respectively, for investment advisory services, $3,952,538 and $3,680,035, respectively, for administrative and distribution services and $1,570,186 and $1,074,003, respectively, for the mortality, expense risk and liquidity guarantee charges. Such expenses increased primarily as a result of the larger net asset base in the Account and increased costs associated with managing and administering the Account.

The Account had net realized and unrealized gains of $194,022,717 and $51,369,629 for the three months ended September 30, 2004 and 2003, respectively. The difference was primarily due to a substantial increase in the aggregate market value of the Account’s real estate holdings in the three-months ended September 30, 2004 as compared to lesser increases in market values in the same period in 2003. The Account posted net unrealized gains of $112,635,940 and of $19,557,920 on its real estate investments for the three months ended September 30, 2004 and 2003, respectively. The Account posted total realized and unrealized gains on its marketable securities of $19,444,969 during the third quarter of 2004, as compared to net realized and unrealized gains on its marketable securities of $10,931,378 during the third quarter of 2003. The Account had unrealized gain on its joint venture holdings of $61,941,808 for the three months ended September 30, 2004, as compared to unrealized gains of $20,880,331 for the same period 2003, which can be attributed primarily to an increase in value of the three regional malls in which the Account owns a 50% joint venture interest.

Results from Discontinued Operations

At September 30, 2004, the Account had five real estate properties in the held for sale category. During the three months ended September 30, 2003, the Account sold one property and moved five properties into the held for sale category. The investment income and realized and unrealized gains for the three months ended September 30, 2004 and 2003 relating to the properties moved to the held for sale category was removed from continuing operations and classified as discontinued operations. The income from the properties during the third quarter 2004 consisted of rental income of $2,052,569 less operating expenses and real estate taxes totaling $1,146,628 resulting in net investment income in the amount of $905,941. The income from these properties during the third quarter 2003 consisted of rental income of $5,835,692 less operating expenses and real estate taxes totaling $3,045,210 resulting in net investment income of $2,790,482. The net realized and unrealized gain/loss on discontinued operation for the three month period ended September 30, 2004 and 2003 was a gain of $6,400,737 and a loss of $767,796, respectively.

Liquidity and Capital Resources

At September 30, 2004 and 2003, the Account’s liquid assets (i.e., its REITs, CMBSs, commercial paper, government securities and cash) had a value of $1,223,928,053 and $1,173,529,230, respectively. The increase in the Account’s liquid assets is primarily due to net positive inflow of transfers and premiums into the Account. In addition, there was an increase in the value of the Account’s REIT holdings during the same period.

During the nine months ended September 30, 2004, the Account received $524,415,992 in premiums and $808,836,329 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2003, the Account received $366,878,102 in premiums and $293,842,836 in net participant transfers. The Account’s liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

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

In preparing the Account’s consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances — the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange. Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities are derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2004, 17.83% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate investment trusts (REITs), commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper). The Consolidated Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

In addition, mortgage-backed securities are subject to prepayment risk — i.e., the risk that borrowers will repay the loans early. If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

In addition to these risks, REITs and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. An evaluation was performed as of September 30, 2004, under the supervision of the registrant’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the principal executive officer and principal financial officer, concluded that the registrant’s disclosure controls and procedures were effective for this quarterly reporting period.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)	EXHIBITS
	(3)	(A)	Charter of TIAA (as amended) *
		(B)	Bylaws of TIAA (as amended) *
	(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2] , Keogh Contract[3] and Retirement Select and Retirement Select Plus Contracts and Endorsements[1]
		(B)	Forms of Income-Paying Contracts[2]
	(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group[3], as amended[5]
		(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996)[2]
		(C)	Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))[1]
	(31)	Rule 13a-15(e)/15d-15(e) Certifications
	(32)	Section 1350 Certifications

[1]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration statement on Form S-1 filed April 29, 2004 (File No. 333-113602).
[2]	Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

[3]		Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account’s Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).
[4]		Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2002 (File No. 333-83964).
[5]		Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2003 (File No. 333-83964).
*		Filed herewith.
	(b)	REPORTS ON 8-K. The Account did not file any reports on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 4, 2004
TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr. Chairman of the Board, President and Chief Executive Officer

DATE: November 4, 2004	By:	/s/ Elizabeth A. Monrad

Elizabeth A. Monrad Executive Vice President and Chief Financial Officer