Form 10-K
period 2004-12-31
TIAA REAL ESTATE ACCOUNT
filed 2005-04-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to ___________

Commission file numbers 33-92990, 333-13477, 333-22809, 333-59778, 333-83964, 333-113602,
and 333-121493

TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

New York	Not Applicable
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o Teachers Insurance and Annuity Association of America
730 Third Avenue
New York, New York 10017-3206
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 490-9000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X] — Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

YES ____	NO X

Aggregate market value of voting stock held by non-affiliates: Not Applicable

Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS.

     General. The TIAA Real Estate Account (the “Real Estate Account”, the “Account” or the “Registrant”) was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America (“TIAA”), a New York insurance company, by resolution of TIAA’s Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, when TIAA contributed $100 million of seed money to the Account (all of which has been repaid by the Account), and interests in the Account were first offered to eligible participants on October 2, 1995.

     Investment Objective. The Real Estate Account seeks favorable long term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account also invests in publicly-traded securities and other investments that are easily converted to cash to make redemptions, purchase or improve properties or cover expenses.

     Investment Strategy. The Account seeks to invest between 70 percent to 95 percent of its assets directly in real estate or real estate-related investments. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments, through joint ventures, real estate partnerships or real estate equity securities. To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that primarily own or manage real estate), and collateralized mortgage obligations, including commercial mortgage backed securities and other similar instruments.

     The Account will invest the remaining portion of its assets in government and corporate debt securities, money market instruments and other cash equivalents, and, at times, stock of companies that don’t primarily own or manage real estate. In some circumstances, the Account can increase the portion of its assets invested in debt securities or money market instruments. This could happen if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, or the Account anticipates a need to have more cash available.

     The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors.

     Net Assets and Portfolio Investments. As of December 31, 2004, the Account’s net assets totaled $7,245,549,986. At December 31, 2004, the Account held a total of 102 real estate properties (including its interests in thirteen real estate-related joint ventures), representing 86.06% of the Account’s total investment portfolio. As of that date, the Account also held investments in real estate equity securities, representing 4.25% of the portfolio, collateralized mortgage backed securities (CMBSs), representing 0.54% of the portfolio, real estate limited partnerships, representing 0.40% of the portfolio, and commercial paper and government bonds, representing 8.75% of the portfolio.

     Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA’s Board of Trustees and Investment Committee, manage the investment of the Account’s assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, LLC (“Services”), a subsidiary of TIAA, provide all portfolio accounting, custodial, distribution, administrative and related services for the Account at cost.

     Available Information. The Account’s annual report on Form 10-K, any quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

     In the table below you will find general information about each of the Account’s portfolio properties as of December 31, 2004.

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, DC	1987	2004	802,390	99%	$33.26	$466,424,940	(4)
IDX Tower	Seattle, WA	2002	2004	845,533	95%	$34.51	$347,978,282	(4)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	90%	$41.11	$323,264,602	(4)
Four Oaks Place	Houston, TX	1983	2004	1,762,616	90%	$21.61	$255,357,238
Colorado Center(5)	Santa Monica, CA	1984	2004	1,082,952	89%	$25.16	$222,702,820
1900 K Street	Washington, DC	1996	2004	342,884	100%	$37.19	$219,453,706
780 Third Avenue	New York, NY	1984	1999	487,501	86%	$40.35	$197,000,000
701 Brickell	Miami, FL	1986(6)	2002	677,667	91%	$25.83	$177,000,000
161 North Clark Street(7)	Chicago, IL	1992	2003	1,010,520	98%	$15.62	$157,282,972
Ten & Twenty
Westport Road	Wilton, CT	1974(6); 2001	2001	538,840	100%	$26.67	$148,000,000
Mellon Financial Center at
One Boston Place(8)	Boston, MA	1970(6)	2002	785,415	92%	$31.65	$139,382,943
Treat Towers(7)	Walnut Creek, CA	1999	2003	367,313	100%	$29.94	$88,524,364

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

Morris Corporate Center III	Parsippany, NJ	1990	2000	525,154	85%	$18.70	$82,300,000
Prominence in Buckhead(7)	Atlanta, GA	1999	2003	424,309	95%	$26.84	$80,618,771
88 Kearny Street	San Francisco, CA	1986	1999	228,470	75%	$31.54	$69,026,718
Oak Brook Regency Towers	Oakbrook, IL	1977(6)	2002	402,318	77%	$11.62	$68,400,000
Corporate Boulevard	Rockville, MD	1984-1989	2002	339,786	92%	$21.55	$65,038,710
Centerside I	San Diego, CA	1982	2004	205,137	89%	$25.00	$65,037,900
1015 15th Street	Washington, DC	1978(6)	2001	184,825	90%	$27.18	$59,000,134
Sawgrass Office Portfolio	Sunrise, FL	1997-2000	1997,	344,009	92%	$12.45	$52,000,000
			1999-2000
West Lake North
Business Park	Westlake Village, CA	2000	2004	198,558	100%	$24.88	$50,021,000
Parkview Plaza(9)	Oakbrook, IL	1990	1997	263,912	96%	$19.56	$48,700,000
The Farragut Building	Washington, DC	1962(6)	2002	144,296	52%	$21.87	$46,500,000
One Virginia Square	Arlington, VA	1999	2004	117,967	100%	$31.81	$42,500,000
Capitol Place	Sacramento, CA	1988(6)	2003	151,803	93%	$26.04	$42,400,000
3 Hutton Centre	Santa Ana, CA	1985 (6)	2003	197,817	94%	$20.56	$41,106,333
The Pointe on Tampa Bay	Tampa, FL	1982(6)	2002	249,215	91%	$20.48	$40,551,310
Monument Place	Fairfax, VA	1990	1999	221,538	92%	$21.13	$37,000,000
Maitland Promenade One	Maitland, FL	1999	2000	227,814	96%	$20.51	$36,053,639
BISYS Fund Services
Building(10)	Eaton, OH	1995; 2002	1999; 2002	238,641	100%	$14.54	$34,751,940
Biltmore Commerce Center	Phoenix, AZ	1985	1999	259,792	94%	$18.84	$34,104,182
4200 West Cypress Street	Tampa, FL	1989	2003	220,579	99%	$20.85	$33,900,000
Columbia Centre III	Rosemont, IL	1989	1997	238,696	69%	$14.93	$28,900,000
Fairgate at Ballston(9)	Arlington, VA	1988	1997	137,117	54%	$13.87	$28,500,017
Tysons Executive Plaza II(11)	McLean, VA	1988	2000	259,614	88%	$19.76	$27,894,742
10 Waterview Boulevard	Parsippany, NJ	1984	1999	209,553	64%	$14.00	$26,400,000
9 Hutton Centre	Santa Ana, CA	1990	2001	148,265	81%	$17.87	$23,169,449
Columbus Portfolio				259,626	77%	$7.72	$21,500,000
Metro South Building	Dublin, OH	1997	1999	90,726	67%		—
Vision Service Plan Building	Eaton, OH	1997	1999	50,000	100%		—
One Metro Place	Dublin, OH	1998	2001	118,900	77%		—
Needham Corporate Center	Needham, MA	1987	2001	138,684	100%	$14.38	$15,030,046
Five Centerpointe(9)	Lake Oswego, OR	1988	1997	113,910	86%	$16.62	$14,500,000
Batterymarch Park II	Quincy, MA	1986	2001	104,718	69%	$13.06	$10,700,000
371 Hoes Lane	Piscataway, NJ	1986	1997	136,084	78%	$9.44	$10,666,570

Subtotal—Office Properties							$3,978,643,328

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio				3,584,769	100%	$3.58	$187,079,256	(4)
Timberland Building	Ontario, CA	1998	1998	414,435			—
5200 Airport Drive	Ontario, CA	1997	1998	404,500			—
1200 S. Etiwanda Ave.	Ontario, CA	1998	1998	223,170			—
Park Mira Loma West	Mira Loma, CA	1998	1998	557,500			—
Wineville Center Buildings	Mira Loma, CA	1999	2000	1,099,112			—
Harrell Street	Mira Loma, CA	1998	2004	886,052			—
Dallas Industrial Portfolio	Dallas and	1997-	2000-	3,763,886	80%	$2.39	$138,500,000
(formerly Parkwest Center)	Coppell, TX	2001	2002
Southern California
RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,028	94%	$6.92	$89,097,299
Chicago Industrial Portfolio	Chicago and	1997-	1998;	1,452,974	90%	$3.40	$70,002,239
(consolidation of Rockrun,	Joliet, IL	2000	2000
Glen Pointe and Woodcreek
Business Parks)
IDI National Portfolio(12)	Various, U.S.	1999-2004	2004	3,655,671	89%	$2.38	$64,041,442
Cabot Industrial Portfolio	Rancho	2000-2002	2000; 2001;	1,214,475	100%	$3.44	$60,600,000
	Cucamonga, CA		2002; 2004
Northern California
RA Industrial Portfolio	Oakland, CA	1981	2004	741,456	94%	$5.20	$59,169,642
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	99%	$3.52	$56,035,878
IDI Kentucky Portfolio
(formerly, Parkwest Int’l)				1,437,022	100%	$3.40	$49,000,000
Building C	Hebron, KY	1998	1998	520,000			—
Building D	Hebron, KY	1998	1998	184,800			—
Building E	Hebron, KY	2000	2000	207,222			—
Building J	Hebron, KY	2000	2000	525,000			—
Memphis CALEast
Industrial Portfolio	Memphis, TN	1996-1997	2003	1,600,232	94%	$2.22	$47,400,000
Northpointe
Commerce Center	Fullerton, CA	1990-1994	2000	612,023	81%	$4.56	$46,000,000
Chicago CALEast	Chicago, IL	1974-1999	2003	834,549	96%	$3.47	$42,000,000
Industrial Portfolio
New Jersey CALEast	Cranbury, NJ	1982-1989	2003	807,773	100%	$4.39	$39,300,000
Industrial Portfolio
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-99	2000	1,145,693	83%	$1.81	$37,750,840
South River Road Industrial	Cranbury, NJ	1999	2001	626,071	100%	$4.68	$34,900,000
Northeast RA Industrial
Portfolio	Boston, MA	2000	2004	384,000	100%	$6.50	$33,110,903
Centre Pointe and	Los Angeles	1965-1989	2004	307,685	97%	$4.50	$25,329,023
Valley View	County, CA
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	$2.52	$23,800,000
East North Central
RA Industrial Portfolio	Chicago, IL	1978	2004	375,664	82%	$3.99	$23,734,331
Konica Photo Imaging
Headquarters	Mahwah, NJ	1999	1999	168,000	100%	$10.61	$21,200,000

							Annual Avg.
				Rentable			Base Rent
		Year	Year	Area		Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)		Leased	Sq. Ft.(2)	Value(3)

Northwest RA Industrial
Portfolio	Seattle, WA	1996	2004	312,321		100%	$4.54	$19,438,852
Eastgate Distribution Center	San Diego, CA	1996	1997	200,000		100%	$6.68	$18,800,000
Mideast RA Industrial
Portfolio	Wilmington, DE	1989	2004	266,141		82%	$5.65	$16,543,121
UPS Distribution Facility	Fernley, NV	1998	1998	256,000		100%	$4.07	$12,900,000
Landmark at Salt Lake City
Building #4	Salt Lake City, UT	2000	2000	328,508		100%	$3.57	$12,500,000
FEDEX Distribution Facility	Crofton, MD	1998	1998	110,842		100%	$7.18	$8,200,000
Interstate Crossing	Eagan, MN	1995	1996	131,380		89%	$4.63	$7,300,000
Mountain RA Industrial
Portfolio	Phoenix, AZ	1989	2004	136,704		100%	$3.46	$5,513,947
Butterfield Industrial Park	El Paso, TX	1980-81	1995	183,510		100%	$3.06	$4,600,000
River Road Distribution
Center	Fridley, MN	1995	1995	100,456		100%	$2.03	$4,600,000

Subtotal—Industrial Properties								$1,258,446,773

RETAIL PROPERTIES
The Florida Mall(13)	Orlando, FL	1986(6)	2002	921,370	(14)	98%	$35.05	$162,632,565
West Town Mall(13)	Knoxville, TN	1972(6)	2002	684,777	(14)	98%	$19.16	$107,452,790
Mazza Gallerie	Washington, DC	1975	2004	293,935		94%	$35.85	$81,000,000
Westwood Marketplace	Los Angeles, CA	1950(15)	2002	202,201		100%	$26.97	$80,019,410
Miami International Mall(13)	Miami, FL	1982(6)	2002	290,299	(14)	95%	$28.44	$61,577,256
The Market at Southpark	Littleton, CO	1988	2004	190,080		94%	$10.84	$33,522,400
Rolling Meadows	Rolling Meadows, IL	1957(6)	1997	130,909		100%	$10.70	$15,750,000
Plantation Grove	Ocoee, FL	1995	1995	73,655		99%	$10.76	$11,200,000

Subtotal—Retail Properties								$553,154,421

Subtotal—Commercial Properties								$5,790,244,522

RESIDENTIAL PROPERTIES(16)
The Legacy at Westwood
Apartments	Los Angeles, CA	2001	2002	NA		97%	NA	$90,750,000
Longwood Towers	Brookline, MA	1926(6)	2002	NA		89%	NA	$82,500,000
Ashford Meadows
Apartments	Herndon, VA	1998	2000	NA		91%	NA	$68,000,000
Larkspur Courts	Larkspur, CA	1991	1999	NA		96%	NA	$66,000,000
The Colorado	New York, NY	1987	1999	NA		98%	NA	$58,156,056
Regents Court Apartments	San Diego, CA	2001	2002	NA		92%	NA	$56,700,000
South Florida Apartment	Boca Raton and	1986	2001	NA		96%	NA	$47,700,000
Portfolio	Plantation, FL
Alexan Buckhead	Atlanta, GA	2002	2002	NA		97%	NA	$37,500,000
The Lodge at Willow Creek	Denver, CO	1997	1997	NA		87%	NA	$32,201,274

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	NA	90%	NA	$31,472,870
Golfview Apartments	Lake Mary, FL	1998	1998	NA	97%	NA	$28,543,437
Westcreek Apartments	Westlake Village, CA	1988	1997	NA	95%	NA	$28,161,865
Kenwood Mews Apartments	Burbank, CA	1991	2001	NA	99%	NA	$27,700,000
The Legends at Chase Oaks	Plano, TX	1997	1998	NA	94%	NA	$27,051,851
Monte Vista	Littleton, CO	1995	1996	NA	97%	NA	$22,501,650
Royal St. George	W. Palm Beach, FL	1995	1996	NA	44%	NA	$19,400,000
Quiet Waters at
Coquina Lakes	Deerfield Beach, FL	1995	2001	NA	97%	NA	$19,200,000
Indian Creek Apartments	Farmington Hills, MI	1988	1998	NA	96%	NA	$18,825,000
The Fairways of Carolina	Margate, FL	1993	2001	NA	99%	NA	$18,100,000
The Greens at Metrowest	Orlando, FL	1990	1995	NA	98%	NA	$14,623,330
Apartments
Bent Tree Apartments	Columbus, OH	1987	1998	NA	91%	NA	$13,600,000

Subtotal—Residential Properties							$808,687,333

OTHER COMMERCIAL PROPERTIES
Storage Portfolio I(17)	Various, U.S.	1972-1990	2003	2,226,549	78%	$12.64	$50,430,399

Total—All Properties							$6,649,362,254

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent on leases existing as of December 31, 2004. For those properties purchased in fourth quarter of 2004, the rent is based on the existing leases as of the date of purchase.

(3)	Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(4)	Market value shown represents the Account’s interest gross of debt.

(5)	Property held in 50%/50% joint venture with Equity Office Portfolio Trust.

(6)	Undergone extensive renovations since original construction.

(7)	Each property held in a 75%/25% joint venture with Equity Office Properties. Market value shown reflects the value of the Account’s interest in the joint venture.

(8)	The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in the joint venture.

(9)	Purchased through Light Street Partners, L.P. (now 100% owned by the Account).

(10)	Property held in 96%/4% joint venture with Georgetown BISYS Phase II LLC. Phase II was purchased in 2002. Market value shown reflects the value of the Account’s interest in the joint venture.

(11)	Property held in 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.

(12)	Property held in 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(13)	Each property is held in a 50%/50% joint venture with the Simon Property Group. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(14)	Reflects the square footage owned by the joint venture.

(15)	Total renovation completed in 2001.

(16)	For the average unit size and annual average rent per unit for each residential property, see “Residential Properties” below.

(17)	Property held in 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

     In General. At December 31, 2004, the Account held 81 commercial (non-residential) properties in its portfolio. Thirteen of these properties are held through joint ventures, five of which are subject to mortgages. Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed by the tenants.

     The Account’s portfolio is well diversified by both property type, as well as geographic location. The portfolio consists of: 42 office properties containing approximately 16.5 million square feet located in 15 states and the District of Columbia; 30 industrial properties containing 27.5 million square feet located in 15 states, including a 60% interest in a portfolio of industrial properties located throughout the United States; and 8 retail properties containing approximately 2.8 million square feet located in 5 states and the District of Columbia. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.2 million square feet.

     As of December 31, 2004, the overall occupancy rate of Account’s commercial real estate portfolio was 91% on a weighted average basis. Office properties were 90% leased with 1,350 leases, industrial properties were 93% leased with 365 leases, and retail properties were 97% leased with 537 leases. No single tenant accounts for more than 2.3% of the total rentable area of the Account’s commercial properties.

Residential Properties

     The Account’s residential property portfolio currently consists of 21 first class or luxury multi-family garden apartment complexes, mid-rise and high rise apartment buildings. The portfolio contains approximately 5,355 units located in 11 states, and is 92% leased overall. None of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

     The table below provides additional information regarding the residential properties in the Account’s portfolio as of December 31, 2004.

			Average	Avg. Rent
		Number	Unit Size	Per Unit/
Property	Location	of Units	(Square Feet)	Per Month

The Legacy at Westwood Apartments	Los Angeles, CA	187	1,181	$3,329
Longwood Towers	Brookline, MA	268	938	$2,277
Ashford Meadows	Herndon, VA	440	1,050	$1,400
The Colorado	New York, NY	256	622	$2,409
Larkspur Courts	Larkspur, CA	248	1,001	$1,818
Regents Court Apartments	San Diego, CA	251	886	$1,523
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	550	889	$992
Alexan Buckhead	Atlanta, GA	231	990	$1,393
The Lodge at Willow Creek	Denver, CO	316	996	$1,024
Golfview Apartments	Lake Mary, FL	276	1,149	$1,139
The Legends at Chase Oaks	Plano, TX	346	972	$1,082
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	$1,247
Kenwood Mews Apartments	Burbank, CA	141	942	$1,446
Monte Vista	Littleton, CO	219	888	$1,029
Westcreek Apartments	Westlake Village, CA	126	951	$1,733
Indian Creek Apartments	Farmington Hills, MI	196	1,139	$1,085
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	200	1,048	$1,085
Royal St. George	West Palm Beach, FL	224	870	$941
The Fairways of Carolina	Margate, FL	208	1,026	$993
The Greens at Metrowest Apartments	Orlando, FL	200	920	$899
Bent Tree Apartments	Columbus, OH	256	928	$725

ITEM 3. LEGAL PROCEEDINGS. There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets. For the period from January 1, 2004 to December 31, 2004, the high and low accumulation unit values for the Account were $210.4446 and $186.9917, respectively. For the period January 1, 2003 to December 31, 2003, the high and low accumulation unit values for the Account were $186.9585 and $174.0058, respectively.

     (b) Approximate Number of Holders. The number of contract owners at January 31, 2005 was 784,136.

     (c) Dividends. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this report. The Account restated its 2003 and 2002 consolidated financial statements related to certain investments in joint ventures (see Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Data). The columns in the following table for the years ending before 2004 have been adjusted for this change, but the restatement did not affect the Account’s total net assets, accumulation unit value nor the Account’s net increase in net assets, as previously presented in the following table.

			Restated

	Year Ending	Year Ending	Year Ending	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
Investment income:
Real estate income, net	$239,429,500	$224,938,080	$198,998,685	$180,752,326	$132,629,487
Income from real estate
joint ventures	57,275,242	31,989,569	17,077,072	1,580,805	756,133
Dividends and interest	41,623,715	19,461,931	26,437,901	33,687,343	31,334,291

Total investment income	338,328,457	276,389,580	242,513,658	216,020,474	164,719,911
Expenses	36,728,425	31,654,065	23,304,336	17,191,929	13,424,566

Investment income, net	301,600,032	244,735,515	219,209,322	198,828,545	151,295,345
Net realized and unrealized
gain on investments	414,580,303	58,837,371	(102,967,284)	(29,609,560)	54,147,349

Net increase in net assets
resulting from operations	716,180,335	303,572,886	116,242,038	169,218,985	205,442,694
Participant transactions	1,735,947,490	813,860,715	346,079,345	657,326,121	486,196,949

Net increase in net assets	$2,452,127,825	$1,117,433,601	$462,321,383	$826,545,106	$691,639,643

			December 31,

	2004	2003	2002	2001	2000
Total assets	$7,843,979,924	$4,867,089,727	$3,731,503,245	$3,262,648,457	$2,420,072,185
Total liabilities interest	598,429,938	73,667,566	55,514,685	48,981,280	32,950,114

Total net assets	$7,245,549,986	$4,793,422,161	$3,675,988,560	$3,213,667,177	$2,387,122,071

Accumulation units outstanding	33,337,597	24,724,183	20,346,696	18,456,445	14,604,673

Accumulation unit value	$210.44	$186.94	$173.90	$168.16	$158.21

Mortgate notes payable	$499,429.256	—	—	—	—

Quarterly Selected Financial Information (Unaudited)

     The following selected financial data for each full quarter of 2004 and 2003 are derived from the audited financial statements of the Account for the years ended December 31, 2004 and 2003. The Account restated its 2003 consolidated financial statements related to certain investments in joint ventures (see Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Data). The restatement did not affect any of the Account’s 2003 net data that was previously presented in the following table.

		2004
		For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$60,427,326	$69,917,576	$81,063,054	$90,192,076
Net realized gain
on marketable securities	13,957,043	6,937,958	12,050,272	28,258,158
Net unrealized gain
on investments	25,237,864	41,478,561	175,720,751	110,939,696

Net increase in net assets
resulting from operations	$99,622,233	$118,334,095	$268,834,077	$229,389,930

Total return	2.01%	2.17%	4.48%	3.38%

		2003- Restated
		For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$59,014,854	$63,177,083	$60,543,239	$62,000,339
Net realized gain (loss)
on marketable securities	(1,169,146)	(441,873)	30,306,749	11,595,084
Net unrealized gain (loss)
on investments	(6,288,819)	5,253,520	20,251,377	(669,521)

Net increase in net assets
resulting from operations	$51,556,889	$67,988,730	$111,101,365	$72,925,902

Total return	1.38%	1.72%	2.62%	1.58%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

2004 Overview

     As of December 31, 2004, the TIAA Real Estate Account had total net assets in the amount of $7,245,549,986, a 51.16% increase over the 2003 year end total net assets. The Account closed 29 transactions in 2004. It purchased 21 properties: nine office properties, including one joint venture, ten industrial properties, including one joint venture, and two retail properties for a total of approximately $2.5 billion. Additional transactions included the purchase of an additional 20% joint venture interest (for a total of 100%) in an existing joint venture (a total amount of $11.2 million), and a commitment to purchase interests in two real estate-related funds totaling $65 million. In 2004, the Account also closed on the sale of five properties: two retail properties for the approximate sales price of $15.8 million, the sale of two office properties for the approximate sales price of $29.0 million and the sale of one apartment property for the approximate sales price of $69.0 million.

     As of December 31, 2004, the Account owned a total of 102 real estate properties, representing 86.06% of the Account’s total investment portfolio (thirteen of which are held in joint ventures). The real estate portfolio includes 42 office properties (seven of which are held in joint ventures), 30 industrial properties (including two joint ventures), 21 apartment complexes, 8 retail properties (including three joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

     The following charts reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the values of the properties as stated in the financial statements as of December 31, 2004.

	Diversification of Account’s Real Estate Assets

	East	Midwest	South	West	Various (*)	TOTAL
	(29)	(14)	(24)	(33)	(2)	(102)

Office (42)	24.4%	5.4%	10.2%	19.9%	0.0%	59.9%
Industrial (30)	3.0%	2.2%	3.8%	8.9%	1.0%	18.9%
Residential (21)	3.6%	0.5%	3.2%	4.9%	0.0%	12.2%
Retail (8)	1.2%	0.2%	5.2%	1.7%	0.0%	8.3%
Other (1)**	0.0%	0.0%	0.0%	0.0%	0.7%	0.7%

TOTAL (102)	32.2%	8.3%	22.4%	35.4%	1.7%	100.0%

( )	Number of properties in parentheses.

*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.

**	Represents a portfolio of industrial properties located in various regions across the U.S.

	Top Ten Real Estate Holdings

			Market			% of Total
			Value(1)		% of Total	Real Estate
Property Name	State	Property Type	(000,000)		Investments	Portfolio

1001 Pennsylvania Avenue	DC	Office	$466.4	(2)	6.04%	7.01%
IDX Tower	WA	Office	$348.0	(3)	4.50%	5.23%
50 Fremont Street	CA	Office	$323.3	(4)	4.18%	4.86%
Four Oaks Place	TX	Office	$255.4		3.31%	3.84%
Colorado Center	CA	Office	$222.7	(5)	2.88%	3.35%
1900 K Street	DC	Office	$219.5		2.84%	3.30%
780 Third Avenue	NY	Office	$197.0		2.55%	2.96%
Ontario Industrial Portfolio	CA	Industrial	$187.1	(6)	2.42%	2.81%
701 Brickell	FL	Office	$177.0		2.29%	2.66%
The Florida Mall	FL	Retail	$162.6	(7)	2.10%	2.45%

(1)	Value as reported in the 12/31/04 Statement of Investments.

(2)	This property is subject to debt. The value of the Account’s interest less leverage is $256.4, representing 3.86% of the Total Real Estate Portfolio and 3.32% of the Total Investments.

(3)	This property is subject to debt. The value of the Account’s interest less leverage is $203.0, representing 3.05% of the Total Real Estate Portfolio and 2.63% of the Total Investments.

(4)	This property is subject to debt. The value of the Account’s interest less leverage is $188.3, representing 2.83% of the Total Real Estate Portfolio and 2.44% of the Total Investments.

(5)	Value represents the Account’s Joint Venture interest in the property.

(6)	This property is subject to debt. The value of the Account’s interest less leverage is $177.6, representing 2.67% of the Total Real Estate Portfolio and 2.30% of the Total Investments.

(7)	Value represents the Account’s Joint Venture interest net of debt.

     As of December 31, 2004, the Account also held investments in real estate limited partnerships, representing 0.40% of the portfolio, real estate equity securities, representing 4.25% of the portfolio, commercial mortgage-backed securities (CMBS), representing 0.54% of the portfolio, and commercial paper representing 4.51% of the portfolio and government bonds, representing 4.24% of the portfolio.

Real Estate Market Outlook In General

     Payroll employment grew by roughly 2.2 million during 2004 with gains in all industry sectors. Key office-using sectors such as financial services and professional and business services added 140,000 and 546,000 jobs, respectively. The only lagging sector was manufacturing which added 74,000 jobs during the year, but nearly all the gain occurred early in the year. The improvement in the national economy was reflected in commercial real estate market conditions as vacancies declined in all property sectors over the course of the year.

     Office market conditions improved during 2004. In the fourth quarter of 2004, office market vacancies declined for the sixth consecutive quarter, falling to 15.4% compared with 16.8% as of the fourth quarter of 2003. The positive momentum has carried over into 2005 as the Federal Reserve’s January 2005 Beige Book reported that “Commercial real estate conditions strengthened in most districts in December and early January.” Construction has also been constrained. During 2004, 36 million square feet were completed and another 44 million square feet were under construction as of year-end 2004. By comparison, an average of 90 million square feet was complete annually during the 1999-2002 period. On-going improvements in U.S. payrolls combined with modest construction should continue to improve supply/demand fundamentals for the office markets.

     In the fourth quarter of 2004, industrial market vacancies declined for the third consecutive quarter, falling to 10.8% compared with 11.7% as of the fourth quarter of 2003. Absorption or the net change in occupied space, totaled 175 million square feet in 2004, which was well above the 20 million square feet absorbed in 2003. New construction of industrial space has also been moderate. During 2004, 115 million square feet were completed, and another 110 million square feet are expected to be built in 2005. By comparison, an average of 200 million square feet was completed annually during the 1999-2002 period. Historically, there has been a positive correlation between growth in the U.S. economy, as indicated by GDP growth, and industrial space demand. The U.S. Gross Domestic Product has now grown for twelve consecutive quarters, and continued growth would bode well for industrial market prospects.

     Apartment market conditions improved in 2004. As reported by M/PF Research, vacancies in institutional-grade apartments declined to 6.4% as of fourth quarter of 2004 and as compared to 7.4% as of fourth quarter of 2003. While concessions, such as free Internet service, remained commonplace, effective rents increased 1.7% nationally over the course of the year. The gains were broad-based, with effective rents increasing in 43 of the 58 major metropolitan areas tracked by M/PF Research.

     Sustained consumer spending during 2004 benefited both the U.S. economy and retail markets. Reis, Inc. reported that vacancies in regional shopping malls fell to 5.3% (the lowest level in three-and-a-half years) and rents increased by 0.8% during the fourth quarter of 2004. Vacancies in neighborhood and community centers were 6.8% in the fourth quarter of 2004 compared with 6.9% in the fourth quarter of 2003. Absorption during the fourth quarter totaled nine million square feet, the highest in four years. In addition, rents increased 0.7% during the fourth quarter and a total of 2.9% over the course of 2004. While the Federal Reserve’s January 2005 Beige Book reported that retail sales in a number of districts during the 2004 holiday season were above 2003 levels, there is some uncertainty ahead for the retail sector as the results of these activities amongst the major retailers could be reflected in large blocks of retail space becoming available. In particular, there has been a surge in mergers and acquisition activity among certain major retailers, including Federated Department Stores, Kmart and Sears. The results of these activities among the major retailers could be reflected in large blocks of retail space becoming available.

Economic Outlook for 2005

     Prospects for commercial real estate markets in 2005 appear promising given the improvement in the U.S. economy during 2004. Many economists are projecting further improvements in the economy in 2005 as well. One positive indicator for the coming year is the increase in corporate profits, which along with corporations’ large cash positions and healthy balance sheets bode well for new hiring and investment in new offices, factories and equipment. However, consumer spending, which accounts for roughly two-thirds of U.S. economic activity, is expected to be more modest. Consumers are expected to become more cautious about their spending because of relatively high debt burdens, increases in energy prices, and a slowdown in home equity borrowing. In addition, the effect of increasing interest rates may also have a dampening effect on real estate market conditions. While prospects for 2005 on the whole are encouraging, near-term fluctuations in economic activity are not predictable, and changes in real estate market conditions often lag changes in economic conditions.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Performance

     The Account’s total return was 12.57% for the year ended December 31, 2004 and 7.50% for 2003. The substantial increase in the Account’s overall performance on a year-to-year basis reflects the strong performance of the Account’s real estate properties and real estate-related (real estate equity securities, CMBS and limited partnerships) investments. The market value of the Account’s real estate portfolio increased substantially in 2004, as did the value of its real estate equity securities holdings. These increases in the real estate and real estate-related assets were due to the significant amount of capital which flowed into the real estate market from institutional investors as well as foreign investors increasing the price of core real estate investments.

Income and Expenses

     The Account’s net investment income after deduction of all expenses was 23% higher for the year ended December 31, 2004 compared to the same period in 2003. This increase was primarily due to a 51% increase in total net assets, which included a 66% increase in the Account’s real estate holdings, including joint ventures and limited partnerships, over the same period.

     The Account’s real estate holdings, including joint venture investments, generated approximately 88% and 93% of the Account’s total investment income (before deducting Account level expenses) during 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 10% in the year ended December 31, 2004 as compared to the same period in 2003. This increase was due to the increased number of properties owned by the Account. Income from the real estate joint ventures was $57,275,242 for the year ending December 31, 2004 as compared with $31,989,569 for the year ending December 31, 2003. This increase in joint venture income was due to an increase in leasing at certain retail properties as well as the purchase of an additional joint venture interest in an existing office property, and the addition of two joint venture investments in 2004. Interest income on the Account’s marketable securities investments increased from $7,221,765 in 2003 to $15,055,451 in 2004 due to the increase in the amount of non-real estate assets held by the Account as well as a slight increase in short term rates from 2003 to 2004. Dividend income on the Account’s real estate equity securities and limited partnership investments increased from $12,240,166 for the year ended December 31, 2003 to $26,568,264 for the year ended December 31, 2004. This increase was due to the strong performance of the real estate market reflecting the increased inflow of capital into real estate-related investments.

     Total property level expenses for the year ended December 31, 2004 and 2003 were $157,768,776, and $136,678,570, respectively. This 15% increase in property level expenses reflected the increased number of real estate properties owned by the Account from 2003 to 2004. In addition, during 2004, the Account incurred interest expense of $830,361 related to the mortgages.

     The Account also incurred expenses for the years ended December 31, 2004 and 2003 of $14,393,388 and $12,751,191 respectively, for investment advisory services, $16,372,446 and $14,786,580 respectively, for administrative and distribution services and $5,962,591 and $4,116,294 respectively, for mortality, expense risk and liquidity guarantee charges. The overall 16% increase in expenses is a result of the larger net asset base in the Account, and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had a 136% increase in net assets resulting from operations ($303,572,866 in December 2003 as compared to $716,180,335 in December 2004). The increase is due to the substantial realized and unrealized gains on the Account’s real estate and joint venture properties.

     The Account had net realized and unrealized gains on investments of $414,580,303 for the year ended December 31, 2004, as compared with net realized and unrealized gains on investments of $58,837,371 for the year ended December 31, 2003. The increase in net realized and unrealized gains is primarily due to the substantial net unrealized gain on the Account’s real estate properties of $170,703,978 for the year ended December 31, 2004 as compared to net unrealized losses for the year ended December 31, 2003 of $37,639,368. In addition, the Account had an unrealized gain on its joint venture holdings of $161,584,369 for the year ended December 31, 2004 as compared to unrealized gain of $23,914,271 for the year ended December 31, 2003. The substantial net gains in the year ending December 31, 2004 are due to the increase in market value of its real estate portfolio, particularly in the value of three regional malls in which the Account owns joint venture interests. The Account’s marketable securities for the year ended December 31, 2004 had net realized and unrealized gains totaling $68,464,524 as compared with net realized and unrealized gains of $39,963,920 for the year ended December 31, 2003.

     During 2004, the Account sold five properties. Proceeds of sale were $113,765,000 and cost at the time of sale was $99,937,568, resulting in a realized gain of $13,827,432. During 2003, the Account sold two properties. Proceeds of sale were $187,225,000 and cost at the time of sale was $154,626,452, resulting in a realized gain of $32,598,548.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Performance

     The Account’s total return was 7.50% for the year ended December 31, 2003 and 3.41% for 2002. The substantial increase in the Account’s overall performance on a year-to-year basis reflects the strong performance of the Account’s real estate properties and real estate equity securities holdings. The 2003 total return on the Account’s real estate holdings was significantly higher than the 2002 annual total return. Many of the Account’s real estate properties increased in value in 2003, as compared to the substantial declines in value experienced by the Account’s real estate assets in 2002, which enhanced its strong income returns. This difference can be attributed to the strength of the institutional investors’ interest in real estate as an asset class, notwithstanding the challenges to the underlying fundamentals posed by the overall economic conditions. The strong performance of the Account’s real estate equity securities holdings also added to the total return.

Income and Expenses

     The Account’s net investment income after deduction of all expenses was 12% higher for the year ended December 31, 2003 compared to the same period in 2002 primarily due to a 30% increase in total net assets, which included a 19% increase in the Account’s real estate holdings, including joint ventures and limited partnerships.

     The Account’s real estate holdings, including joint venture investments, generated approximately 93% and 89% of the Account’s total investment income (before deducting Account level expenses) during 2003 and 2002, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 20% in the year ended December 31, 2003 over the same period in 2002. This was primarily due to the increased number of properties owned by the Account as of December 31, 2003 as compared to the properties owned as of December 31, 2002. Income from real estate joint ventures was $31,989,569 for the year ended December 31, 2003 as compared with $17,077,072 for the year ended December 31, 2002. The increase in joint venture income was due to the increase in the number of joint ventures from 2002 to 2003. Interest income on the Account’s marketable securities investments decreased from $13,546,694 in 2002 to $7,221,765 in 2003 due to a decline in short-term rates from 2002 to 2003. Dividend income on the Account’s real estate equity securities investments decreased slightly from $12,891,207 for the year ended December 31, 2002, to $12,240,166 for the year ended December 31, 2003.

     Total property level expenses for the year ended December 31, 2003 and 2002 were $136,678,570 and $101,962,973, respectively. This 34% increase in property level expenses during 2003 reflected the increased number of properties in the Account, as well as an increase in certain operating expenses including insurance and security costs.

     The Account also incurred expenses for the years ended December 31, 2003 and 2002 of $12,751,191 and $9,495,736 respectively, for investment advisory services, $14,786,580 and $10,390,705 respectively, for administrative and distribution services and $4,116,294 and $3,417,895 respectively, for the mortality, expense risk and liquidity guarantee charges. The overall 36% increase in expenses is a result of the larger net asset base in the Account, and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had a 161% increase in net increase in net assets resulting from operations ($303,572,866 for 2003 as compared to $116,242,038 for 2002). The increase is due to the realization of substantial gains on the two properties sold in 2003, as well as substantial realized and unrealized gains on the Account’s marketable securities and joint venture properties. The strong 2003 performance can also be attributed to the decrease in the magnitude of unrealized losses on the Account’s real estate holdings in 2003 as compared to 2002.

     The Account had net realized and unrealized gains on investments of $58,837,371 for the year ended December 31, 2003, as compared with net realized and unrealized losses on investments of $102,967,284 for the year ended December 31, 2002. The increase in net realized and unrealized gains for the Account in 2003 was a reflection of the improving economic market conditions. The Account had unrealized gains on its joint venture holdings of $23,914,271 during the year ended December 31, 2003, as compared with losses of $5,781,360 during the same period in 2002, which can be attributed primarily to the increase in value of three regional malls in which the Account owns a joint venture interest. The decrease in unrealized losses on the Account’s real estate holdings can be attributed to a decrease in the number of properties affected by declines in value during the year ended December 31, 2003, as compared with the same period in 2002. The Account’s marketable securities for the year ended December 31, 2003 had net realized and unrealized gains totaling $39,963,920 as compared with net realized and unrealized losses of $6,195,855 for the year ended December 31, 2002. The net gains on the Account’s marketable securities for the year ended December 31, 2003 were due primarily to the strong performance of the real estate equity securities markets during the period.

     During 2003, the Account sold two properties. Proceeds of sale were $187,225,000 and cost at time of sale was $154,626,452, resulting in a realized gain of $32,598,548. During 2002, the Account sold two properties. Proceeds of sale were $26,050,000 and cost at time of sale was $22,592,804, resulting in a realized gain of $3,457,196.

Liquidity and Capital Resources

     At year end 2004 and 2003, the Account’s liquid assets (i.e., its real estate equity securities, CMBSs, commercial paper, government securities and cash) had a value of $1,045,733,841 and $753,971,810, respectively. The increase in the Account’s liquid assets was primarily due to the net positive inflow of transfers and premiums into the Account and an increase in the value of its real estate equity securities holdings.

     In 2004, the Account received $738,048,183 in premiums and $1,188,465,203 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while for 2003 the Account received $515,435,665 in premiums and $433,792,602 in net participants’ transfers. Real estate acquisitions totaling approximately $2.5 billion and $753.3 million were made during 2004 and 2003, respectively. In 2004, the Account also received approximately

$113.8 million in proceeds from the sale of two office properties, two retail properties and one apartment property. The Account’s liquid assets will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property — i.e., make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure the loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net asset value.

Effects of Inflation and Increasing Operating Expenses

     Inflation, along with increased insurance and security costs, may increase property operating expenses in the future. These increases in operating expenses are generally billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased, the Account may not be able to recover the full amount of such increases in operating expenses.

Critical Accounting Policies

     The financial statements of the Account are prepared in conformity with accounting principles generally accepted in the United States.

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

     Management believes that the following policies related to the valuation of the Account’s assets reflected in the Account’s financial statements affect the significant judgments, estimates and assumptions used in preparing its financial statements:

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

     Income from joint ventures is recorded based on the Account’s proportional interest in the income earned by the joint venture that has been distributed from the joint venture to the Account.

     Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Account’s real estate and real estate-related investments, which as of December 31, 2004 represented 86.46% of the Account’s investments (not including real estate equity securities), expose the Account to a variety of risks. These risks include, but are not limited to:

  General Real Estate Risk — The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, and changing supply and demand for certain types of properties;

  Appraisal Risk — The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might differ substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;

  Risk Relating to Property Sales — The risk that the Account might not be able to sell a property at a particular time for its full value, particularly in a poor market. This might make it difficult to raise cash quickly and also could lead to Account losses; and

  Risks of Borrowing — The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property or buys a property subject to a mortgage.

     As of December 31, 2004, 13.54% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper and government agency instruments). The Consolidated Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

     The Account’s investments in marketable securities are subject to the following general risks:

  financial risk — for debt securities, the possibility that the issuer won’t be able to pay principal and interest when due, and for common or preferred stock, the possibility that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

  market risk — price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

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

     In addition to these risks, real estate equity securities and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT RESPONSIBILITY

To the Participants of the
TIAA Real Estate Account:

The accompanying financial statements of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”) are the responsibility of TIAA’s management. They have been prepared in accordance with U.S. generally accepted accounting principles and have been presented fairly and objectively in accordance with such principles.

TIAA has established and maintains a sound system of internal controls and disclosure controls designed to provide reasonable assurance that assets are properly safeguarded and transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA’s internal audit personnel provide a continuing review of the internal controls and operations of the Account, and the chief audit executive regularly reports to the Committee of the TIAA Board of Trustees.

The accompanying financial statements have been audited by the independent registered public accounting firm of Ernst & Young LLP. To maintain auditor independence and avoid any conflict of interest, it continues to be the Account’s policy that any management advisory or consulting services be obtained from a firm other than the external financial audit firm. The report of the independent registered public accounting firm, which follows the statements of investments, expresses an independent opinion on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting entirely of trustees who are not officers of TIAA, meets regularly with management, representatives of Ernst & Young LLP and internal audit personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual audit of the Account’s financial statements by the independent registered public accounting firm, the New York State Insurance Department and other state insurance departments perform periodic examinations of the Account’s operations.

See note 1 of the financial statements and section 9A of this form 10-K for disclosure relating to the Account’s restated accounting for joint ventures.

/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman, President and
Chief Executive Officer

/s/ Elizabeth A. Monrad

Elizabeth A. Monrad
Executive Vice President and
Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE

To the Participants of the
TIAA Real Estate Account:

The TIAA Audit Committee (“Committee”) oversees the financial reporting process of the TIAA Real Estate Account (“Account”) on behalf of TIAA’s Board of Trustees. The Committee operates in accordance with a formal written charter (copies of which are available upon request) which describes the Audit Committee’s responsibilities. All members of the Committee are independent, as defined under the listing standards of the New York Stock Exchange.

Management has the primary responsibility for the Account’s financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal auditing group and the independent auditing firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal and independent registered public accounting firm, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will evaluate rotation of the external financial audit firm whenever circumstances warrant, but in no event will the evaluation be later than between their fifth and tenth years of service.

The Committee reviewed and discussed the accompanying audited financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity and completeness of disclosures in the financial statements. The Committee has also discussed the audited financial statements with Ernst & Young LLP, the independent registered public accounting firm responsible for expressing an opinion on the conformity of these audited financial statements with U.S. generally accepted accounting principles.

The discussion with Ernst & Young LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with Ernst & Young LLP the auditors’ independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Independence Standards Board.

Based on the review and discussions referred to above, the Committee has approved the release of the accompanying audited financial statements for publication and filing with appropriate regulatory authorities.

Rosalie J. Wolf, Audit Committee Chair
Donald K. Peterson, Audit Committee Member
Leonard S. Simon, Audit Committee Member
David F. Swensen, Audit Committee Member
Paul R. Tregurtha, Audit Committee Member

April 15, 2005

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
	December 31,	December 31,
	2004	2003

		Restated
ASSETS
Investments, at value:
Real estate properties
(cost: $5,315,565,355 and $3,189,651,612)	$5,391,469,250	$3,094,851,529
Real estate joint ventures and limited partnerships
(cost: $1,084,222,416 and $887,567,089)	1,288,715,399	930,475,703
Marketable securities:
Real estate related
(cost: $326,109,979 and $295,835,312)	369,744,168	318,251,737
Other
(cost: $676,124,265 and $435,725,426)	675,989,673	435,720,073

Total investments
(cost: $7,402,022,015 and $4,808,779,439)	7,725,918,490	4,779,299,042
Due from investment advisor	4,185,034	1,524,900
Other	113,876,400	86,265,785

TOTAL ASSETS	7,843,979,924	4,867,089,727

LIABILITIES

Mortgage notes payable (Note 6)	499,479,256	—

Amounts due to bank	231,476	1,015,345

Accrued real estate property level expenses	84,959,882	59,514,551

Security deposits held	13,759,324	13,137,670

TOTAL LIABILITIES	598,429,938	73,667,566

NET ASSETS

Accumulation Fund	7,015,717,162	4,621,918,975

Annuity Fund	229,832,824	171,503,186

TOTAL NET ASSETS	$7,245,549,986	$4,793,422,161

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 7 and 8	33,337,597	24,724,183

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$210.44	$186.94

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
	Years Ended December 31,

	2004	2003	2002

		Restated	Restated

INVESTMENT INCOME
Real estate income, net:
Rental income	$397,198,276	$361,616,650	$300,961,658

Real estate property level expenses and taxes:
Operating expenses	100,991,997	87,238,469	64,373,269
Real estate taxes	55,946,418	49,440,101	37,589,704
Interest expense	830,361	—	—

Total real estate property level expenses	157,768,776	136,678,570	101,962,973

Real estate income, net	239,429,500	224,938,080	198,998,685
Income from real estate joint ventures	57,275,242	31,989,569	17,077,072
Dividends	26,568,264	12,240,166	12,891,207
Interest	15,055,451	7,221,765	13,546,694

TOTAL INCOME	338,328,457	276,389,580	242,513,658

Expenses—Note 2:
Investment advisory charges	14,393,388	12,751,191	9,495,736
Administrative and distribution charges	16,372,446	14,786,580	10,390,705
Mortality and expense risk charges	4,093,858	2,916,880	2,430,240
Liquidity guarantee charges	1,868,733	1,199,414	987,655

TOTAL EXPENSES	36,728,425	31,654,065	23,304,336

INVESTMENT INCOME, NET	301,600,032	244,735,515	219,209,322

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Realized gain on:
Real estate properties	13,827,432	32,598,548	3,457,196
Marketable securities	47,375,999	7,692,266	6,926,085

Total realized gain on investments	61,203,431	40,290,814	10,383,281

Net change in unrealized appreciation (depreciation) on:
Real estate properties	170,703,978	(37,639,368)	(94,447,265)
Real estate joint ventures and limited partnerships	161,584,369	23,914,271	(5,781,360)
Marketable securities	21,088,525	32,271,654	(13,121,940)

Net change in unrealized appreciation (depreciation) on investments	353,376,872	18,546,557	(113,350,565)

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS	414,580,303	58,837,371	(102,967,284)

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$716,180,335	$303,572,886	$116,242,038

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
	Years Ended December 31,

	2004	2003	2002

		Restated	Restated
FROM OPERATIONS

Investment income, net	$301,600,032	$244,735,515	$219,209,322

Net realized gain on investments	61,203,431	40,290,814	10,383,281

Net change in unrealized appreciation (depreciation)
on investments	353,376,872	18,546,557	(113,350,565)

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	716,180,335	303,572,886	116,242,038

FROM PARTICIPANT TRANSACTIONS

Premiums	738,048,183	515,435,665	395,464,695

Net transfers from (to) TIAA	147,340,801	30,198,200	(158,282,438)

Net transfers from CREF Accounts	1,041,124,402	403,594,402	222,981,242

Annuity and other periodic payments	(30,761,316)	(22,213,682)	(18,024,403)

Withdrawals and death benefits	(159,804,580)	(113,153,870)	(96,059,751)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	1,735,947,490	813,860,715	346,079,345

NET INCREASE IN NET ASSETS	2,452,127,825	1,117,433,601	462,321,383

NET ASSETS

Beginning of year	4,793,422,161	3,675,988,560	3,213,667,177

End of year	$7,245,549,986	$4,793,422,161	$3,675,988,560

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$716,180,335	$303,572,886	$116,242,038
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of real estate properties	(1,690,454,136)	(326,513,028)	(787,775,872)
Capital improvements on real estate properties	(37,811,864)	(26,697,465)	(15,639,940)
Proceeds from sale of real estate properties	113,765,000	187,225,000	26,050,000
Decrease (increase) in other investments	(648,107,782)	(958,290,679)	244,681,644
Increase in other assets	(30,270,749)	(19,808,324)	(23,978,952)
Increase (decrease) in amounts due from bank	(783,869)	1,015,345	—
Increase in accrued real estate property level expenses	25,445,331	18,678,441	1,240,795
Increase in security deposits held	621,654	1,419,425	2,950,569
Decrease in other liabilities	—	—	(618,289)
Net realized gain on real estate properties	(13,827,432)	(32,598,548)	(3,457,196)
Unrealized (gain) loss on real estate properties	(170,703,978)	37,639,368	94,447,265

NET CASH USED IN
OPERATING ACTIVITIES	(1,735,947,490)	(814,357,579)	(345,857,938)

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums	738,048,183	515,435,665	395,464,695
Net transfers from (to) TIAA	147,340,801	30,198,200	(158,282,438)
Net transfers from CREF Accounts	1,041,124,402	403,594,402	222,981,242
Annuity and other periodic payments	(30,761,316)	(22,213,682)	(18,024,403)
Withdrawals and death benefits	(159,804,580)	(113,153,870)	(96,059,751)

NET CASH PROVIDED BY
PARTICIPANT TRANSACTIONS	1,735,947,490	813,860,715	346,079,345

NET INCREASE (DECREASE) IN CASH	—	(496,864)	221,407
CASH
Beginning of year	—	496,864	275,457

End of year	$—	$—	$496,864

Supplemental disclosure: Cash paid for interest	$121,408	$—	$—

Non–cash activity: Debt assumed upon purchase of real estate	$499,479,256	$—	$—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in joint ventures and limited partnerships that own real estate. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with U.S. generally accepted accounting principles which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially or otherwise to assure that the Account is valued correctly. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; however, the value of the property may be adjusted if it is determined that the fair value of the outstanding debt could have a material affect on the equity investment value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures: Real estate joint ventures are stated at the Account’s equity in the net assets of the underlying entities, which value their real estate holdings and mortgage notes payable at fair value.

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

Income from joint ventures is recorded based on the Accounts' proportional interest in the income earned by the joint venture that has been distributed from the joint venture to the Account.

Securities transactions are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Restatement and Reclassifications: In prior years’ financial statements, the Account had consolidated joint ventures in which it held a majority financial interest and had joint control over significant decisions with its minority partner. It was determined that such investments should not have been consolidated because the Account did not have a majority of the voting rights to control significant decisions. As a result, the Account has restated its 2003 and 2002 financial statements to conform to the 2004 treatment, which reflects the Account’s equity in the net assets and operations of the underlying entities. This restatement did not affect the Account’s total net assets, net asset value per accumulation unit, net increase in net assets resulting from operations nor the Account’s total return, as previously reported in the Account’s 2003 and 2002 financial statements, but did result in a reduction in (a) total assets of approximately $299 million, (b) liabilities of $9 million, and (c) minority interest of $290 million as of December 31, 2003. In addition, the Account changed the presentation of operating results to eliminate discontinued operations reporting, which more appropriately reflects the Account’s business activities. Other certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

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

The services performed by TIAA and Services are provided at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account’s actual expenses. Any differences between actual expenses and the amounts paid are adjusted quarterly.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA also receives a fee for assuming certain mortality and expense risks.

Note 3—Real Estate Properties

Had the Account’s real estate properties that were purchased during the year ended December 31, 2004 been acquired at the beginning of the year (January 1, 2004), rental income and real estate property level expenses for the year ended December 31, 2004 would have increased by approximately $213,430,000 (unaudited) and $107,023,000 (unaudited), respectively. Accordingly, the total proforma effect on the Account’s net investment income for the year ended December 31, 2004 would have been an increase of approximately $106,407,000 (unaudited), if the real estate properties acquired during the year ended December 31, 2004 had been acquired at the beginning of 2004.

Had the Account’s real estate properties that were purchased during the years ended December 31, 2004 and 2003 been acquired at the beginning of the year (January 1, 2003), rental income and real estate property level expenses for the year ended December 31, 2003 would have increased by approximately $341,466,000 (unaudited) and $158,647,000 (unaudited), respectively. Accordingly, the total proforma effect on the Account’s net investment income for the year ended December 31, 2003 would have been an increase of approximately $182,819,000 (unaudited), if the real estate properties acquired during the year ended December 31, 2004 and 2003 had been acquired at the beginning of 2003.

Note 4—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2104. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, less leases on properties held for sale, are as follows:

Years Ending
December 31,

2005	$399,730,000
2006	366,340,000
2007	326,901,000
2008	283,956,000
2009	238,290,000
2010-2104	766,612,000

Total	$2,381,829,000

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 5—Investment in Joint Ventures

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable at December 31, 2004 is $345,136,785. The Accounts’ equity in the joint ventures at December 31, 2004 and 2003 was $1,257,893,004 and $888,244,865, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	December 31, 2004	December 31, 2003	December 31, 2002

		Restated	Restated
Assets
Real estates properties, at value	$2,760,426,300	$1,840,559,367	$1,186,400,133
Other assets	55,021,655	37,618,311	24,058,148

Total assets	$2,815,447,955	$1,878,177,678	$1,210,458,281

Liabilities and Equity
Mortgages notes payable	$618,773,569	$436,448,116	$385,456,582
Other liabilities	47,389,201	26,093,694	17,600,691

Total liabilities	666,162,770	462,541,810	403,057,273
Equity	2,149,285,185	1,415,635,868	807,401,008

Total liabilities and equity	$2,815,447,955	$1,878,177,678	$1,210,458,281

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

		Restated	Restated
Operating Revenues and Expenses
Revenues	$250,697,181	$145,432,123	$103,757,341
Expenses	122,017,640	77,571,384	58,777,363

Excess of revenues over expenses	$128,679,541	$67,860,739	$44,979,978

Note 6—Mortgage Notes Payable

At December 31, 2004, the Account had mortgage notes payable on four properties as follows:

	Interest
Property	Rate	Amount		Due

50 Fremont	6.40% paid monthly	$135,000,000		August 21, 2013
Ontario Industrial Portfolio	7.42% paid monthly	9,479,256	*	May 1, 2011
IDX Tower	6.40% paid monthly	145,000,000		August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000,000		August 21, 2013

Total		$499,479,256

*	Principal payments due monthly with balloon payment of $8,127,115 due on May 1, 2011. Principal on mortgage notes payable is due as follows:

Amount

2005	$173,361
2006	186,862
2007	201,415
2008	215,163
2009	233,858
Thereafter	498,468,597

Total	$499,479,256

Note 7—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

		Years Ended December 31,

	2004	2003	2002	2001	2000

		Restated	Restated	Restated	Restated
Per Accumulation Unit data:
Rental income	$13.422	$15.584	$14.225	$14.862	$14.530
Real estate property level expenses	5.331	5.890	4.819	4.754	4.674

Real estate income, net	8.091	9.694	9.406	10.108	9.856
Income from real estate joint ventures	1.935	1.379	0.807	0.130	0.056
Dividends and interest	1.406	0.839	1.249	1.950	2.329

Total income	11.432	11.912	11.462	12.188	12.241
Expense charges (1)	1.241	1.365	1.101	0.995	0.998

Investment income, net	10.191	10.547	10.361	11.193	11.243
Net realized and unrealized
gain (loss) on investments	13.314	2.492	(4.621)	(1.239)	3.995

Net increase in Accumulation Unit Value	23.505	13.039	5.740	9.954	15.238
Accumulation Unit Value:
Beginning of year	186.939	173.900	168.160	158.206	142.968

End of year	$210.444	$186.939	$173.900	$168.160	$158.206

Total return	12.57%	7.50%	3.41%	6.29%	10.66%
Expenses (1)	0.63%	0.76%	0.67%	0.61%	0.67%
Investment income, net	5.17%	5.87%	5.65%	6.81%	7.50%
Portfolio turnover rate:
Real estate properties	2.32%	5.12%	0.93%	4.61%	3.87%
Securities	143.47%	71.83%	52.08%	40.62%	32.86%
Thousands of Accumulation Units
outstanding at end of year	33,338	24,724	20,347	18,456	14,605

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2004 would be $6.572 ($7.255, $5.920, $5.749 and $5.672 for the years ended December 31, 2003, 2002, 2001 and 2000, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2004 would be 3.33% (4.04%, 3.61%, 3.50% and 3.79% for the years ended December 31, 2003, 2002, 2001 and 2000, respectively).

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Years Ended December 31,

	2004	2003	2002

Accumulation Units:
Credited for premiums	3,746,093	2,860,354	2,310,355
Credited (cancelled) for transfers, net disbursements
and amounts applied to the Annuity Fund	4,867,321	1,517,133	(420,104)
Outstanding:
Beginning of year	24,724,183	20,346,696	18,456,445

End of year	33,337,597	24,724,183	20,346,696

Note 9—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 2004, the Account had one outstanding commitment to purchase an industrial property for approximately $18 million and another commitment to sell an industrial property for approximately $3.5 million.

At December 31, 2004, the Account had commitments to invest in three limited partnerships over the next three years totalling approximately $51 million.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2004 and 2003

REAL ESTATE PROPERTIES—69.78% and 64.76%

	Value

Location / Description	2004		2003

			Restated
Arizona:
Biltmore Commerce Center - Office building	$34,104,182		$28,639,089
Mountain RA Industrial Portfolio - Industrial building	5,513,947		—
California:
3 Hutton Centre Drive - Office building	41,106,333		39,991,353
9 Hutton Centre - Office building	23,169,449		20,343,676
50 Fremont - Office building	323,264,602	(A)	—
88 Kearny Street - Office building	69,026,718		62,541,205
Capitol Place - Office building	42,400,000		38,805,345
Centerside I - Office building	65,037,900		—
Center Pointe and Valley View - Industrial building	25,329,023		—
Eastgate Distribution Center - Industrial building	18,800,000		16,600,000
Kenwood Mews - Apartments	27,700,000		22,700,000
Larkspur Courts - Apartments	66,000,000		55,000,000
The Legacy at Westwood - Apartments	90,750,000		84,400,000
Northern California RA Industrial Portfolio - Industrial building	59,169,642		—
Northpoint Commerce Center - Industrial building	46,000,000		41,800,000
Ontario Industrial Portfolio - Industrial building	187,079,256	(A)	117,500,000
Regents Court - Apartments	56,700,000		49,600,000
Southern California RA Industrial Portfolio - Industrial building	89,097,299		—
Westcreek - Apartments	28,161,865		22,000,000
West Lake North Business Park - Office building	50,021,000		—
Westwood Marketplace - Shopping center	80,019,410		74,000,000
Colorado:
The Lodge at Willow Creek - Apartments	32,201,274		31,698,947
The Market at Southpark - Shopping center	33,522,400		—
Monte Vista - Apartments	22,501,650		20,600,000
Connecticut:
Ten & Twenty Westport Road - Office building	148,000,000		144,000,000
Delaware:
Mideast RA Industrial Portfolio - Industrial building	16,543,121		—
Florida:
701 Brickell - Office building	177,000,000		177,009,565
4200 West Cypress Street - Office building	33,900,000		32,824,935
Doral Pointe - Apartments	—		42,600,000
Golfview - Apartments.	28,543,437		27,750,000
The Fairways of Carolina - Apartments	18,100,000		18,000,000
The Greens at Metrowest - Apartments	14,623,330		14,000,000
Maitland Promenade One - Office building	36,053,639		35,192,924
Plantation Grove - Shopping center	11,200,000		9,100,000
Pointe on Tampa Bay - Office building	40,551,310		42,100,000
Quiet Waters at Coquina Lakes - Apartments	19,200,000		18,800,000
Royal St. George - Apartments	19,400,000		17,700,000
Sawgrass Office Portfolio - Office building	52,000,000		45,400,000
South Florida Apartment Portfolio - Apartments	47,700,000		46,700,000
Georgia:
Alexan Buckhead - Apartments	37,500,000		41,000,000
Atlanta Industrial Portfolio - Industrial building	37,750,840		37,300,000

	Value

Location / Description	2004	2003

		Restated
Illinois:
Chicago Caleast Industrial Portfolio - Industrial building	$42,000,000	$40,232,195
Chicago Industrial Portfolio - Industrial building	70,002,239	59,292,310
Columbia Center III - Office building	28,900,000	30,000,000
East North Central RA Industrial Portfolio - Industrial building	23,734,331	—
Oak Brook Regency Towers - Office building	68,400,000	67,300,000
Parkview Plaza - Office building	48,700,000	50,400,000
Rolling Meadows - Shopping center	15,750,000	13,550,000
Kentucky:
IDI Kentucky Portfolio - Industrial building	49,000,000	52,000,000
Maryland:
Corporate Boulevard - Office building	65,038,710	69,500,000
FEDEX Distribution Facility - Industrial building	8,200,000	7,600,000
Longview Executive Park - Office building	—	22,200,000
Massachusetts:
Batterymarch Park II - Office building	10,700,000	10,000,000
Longwood Towers - Apartments	82,500,000	76,400,000
Needham Corporate Center - Office building	15,030,046	12,544,934
Northeast RA Industrial Portfolio - Industrial building	33,110,903	—
Michigan:
Indian Creek - Apartments	18,825,000	17,700,000
Minnesota:
Interstate Crossing - Industrial building	7,300,000	6,345,000
River Road Distribution Center - Industrial building	4,600,000	4,150,000
Nevada:
UPS Distribution Facility - Industrial building	12,900,000	11,500,000
New Jersey:
10 Waterview Boulevard - Office building	26,400,000	27,000,000
371 Hoes Lane - Office building	10,666,570	8,500,000
Konica Photo Imaging Headquarters - Industrial building	21,200,000	18,500,000
Morris Corporate Center III - Office building	82,300,000	90,000,000
NJ Caleast Industrial Portfolio - Industrial building	39,300,000	39,843,924
South River Road Industrial - Industrial building	34,900,000	31,000,000
New York:
780 Third Avenue - Office building	197,000,000	180,000,000
The Colorado - Apartments	58,156,056	54,008,059
North Carolina:
The Lynnwood Collection - Shopping center	—	8,100,000
The Millbrock Collection - Shopping center	—	7,000,000
Ohio:
Bent Tree - Apartments	13,600,000	13,000,000
Columbus Portfolio - Office building	21,500,000	22,000,000
Northmark Business Center I - Office building	—	5,200,000
Oregon:
Five Centerpointe - Office building	14,500,000	13,850,797
Pennsylvania:
Lincoln Woods - Apartments	31,472,870	26,704,000
Tennessee:
Memphis Caleast Industrial Portfolio - Industrial building	47,400,000	43,036,559
Summit Distribution Center - Industrial building	23,800,000	21,961,420

	Value

Location / Description	2004		2003

			Restated
Texas:
Butterfield Industrial Park - Industrial building (B)	$4,600,000		$4,506,687
Dallas Industrial Portfolio - Industrial building	138,500,000		138,000,000
Four Oaks Place - Office building	255,357,238		—
The Legends at Chase Oaks - Apartments	27,051,851		26,000,000
Utah:
Landmark at Salt Lake City (Building #4) - Industrial building	12,500,000		12,500,000
Virginia:
Ashford Meadows - Apartments	68,000,000		62,000,000
Fairgate at Ballston - Office building	28,500,017		28,400,000
Monument Place - Office building	37,000,000		33,334,338
One Virginia Square - Office building	42,500,000		—
Washington:
Northwest RA Industrial Portfolio - Industrial building	19,438,852		—
Rainier Corporate Park - Industrial building	56,035,878		53,994,267
IDX Tower - Office building	347,978,282	(A)	—
Washington DC:
1001 Pennsylvania Avenue - Office building	466,424,940	(A)	—
1015 15th Street - Office building	59,000,134		54,300,000
1900 K Street - Office building	219,453,706		—
Mazza Gallerie - Shopping center	81,000,000		—
The Farragut Building - Office building	46,500,000		45,700,000

TOTAL REAL ESTATE PROPERTIES
(Cost $5,315,565,355 and $3,189,651,612)	5,391,469,250		3,094,851,529

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—16.68% and 19.47%

REAL ESTATE JOINT VENTURES(C)—16.28% and 18.59%
Bisys Crossings I, LLC which owns
BISYS Fund Services Building - (96% Account interest)	34,751,940		34,084,331
CA - Treat Towers LP which owns
Treat Towers (75% Account interest)	88,524,364		84,885,111
Teachers REA LLC which owns Cabot Industrial Portfolio
(100% Account interest in 2004, 80% in 2003)	60,600,000		41,563,029
Colorado Center Limited Partnership which owns
Colorado Center (50% Account interest)	222,702,820		—
Florida Mall Association, Ltd. which owns
The Florida Mall (50% Account interest)	162,632,565		99,279,653
GA - Buckhead LLC which owns
Prominence in Buckhead (75% Account interest)	80,618,771		69,391,790
IL - 161 Clark Street LLC which owns
161 North Clark Street (75 % Account interest)	157,282,972		156,716,487
One Boston Place Real Estate Investment Trust which owns
Mellon Financial Center at One Boston Place
(50.25% Account interest)	139,382,942		128,491,210
Storage Portfolio I, LLC which owns
Storage Portfolio I located throughout the U.S. (75% Account interest)	50,430,399		132,090,895
Strategic Industrial Properties I, LLC which owns
IDI National Portfolio located throughout the U.S.
(60% Account interest)	64,041,442		—
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account interest)	27,894,742		25,577,096

	Value

Location / Description	2004	2003

		Restated
West Dade County Associates which owns
Miami International Mall (50% Account interest)	$61,577,257	$39,789,620
West Town Mall Joint Venture which owns
West Town Mall (50% Account interest)	107,452,790	76,375,643

TOTAL REAL ESTATE JOINT VENTURE
(Cost $1,060,788,631 and $845,228,277)	1,257,893,004	888,244,865

LIMITED PARTNERSHIPS— 0.40% and 0.88%
Essex Apartment Value Fund, L.P. (10% Account Interest)	11,434,495	20,864,368
Heitman Value Partners, LP (8.43% Account Interest)	3,766,214	—
MONY/Transwestern Mezzanine Realty Partners II LLC (16.10% Account Interest)	3,134,952	—
MONY/Transwestern Mezzanine Realty Partners L.P.
(19.76% Account Interest)	12,486,734	21,366,470

TOTAL LIMITED PARTNERSHIP
(Cost $24,931,845 and $42,338,812)	30,822,395	42,230,838

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $1,084,222,416 and $887,567,089)	1,288,715,399	930,475,703

MARKETABLE SECURITIES—13.54% and 15.77%

REAL ESTATE RELATED—4.79% and 6.65%

REAL ESTATE EQUITY SECURITIES—4.25% and 5.54%
Shares

2004	2003	Issuer

70,000	—	Acadia Realty Trust	1,141,000	—
550,000	—	Affordable Residential Communities	7,892,500	—
36,685	—	AMB Property Corp	1,481,707	—
446,100	—	American Campus Communities	10,032,789	—
140,000	—	Amli Residential Properties	4,480,000	—
—	30,000	Apartment Investment & Management Co.	—	1,035,000
46,000	120,325	Archstone-Smith Trust	1,761,800	3,366,694
232,900	560,000	Ashford Hospitality Trust	2,531,623	5,258,400
—	115,000	Avalon Bay Communities Inc.	—	5,497,000
150,000	206,800	Boston Properties Inc	9,700,500	9,965,692
150,000	—	Brandywine Realty Trust	4,408,500	—
35,000	315,000	BRE Properties	1,410,850	10,521,000
60,000	—	Capital Lease Funding Inc	750,000	—
—	440,000	Cedar Shopping Centers Inc.	—	5,464,800
60,000	—	Centerpoint Properties Trust	2,873,400	—
—	40,000	Chelsea Property Group Inc.	—	2,192,400
143,000	—	Corporate Office Properties	4,197,050	—
434,000	—	Developers Diversified Realty	19,256,580	—
1,072,990	—	Digital Realty Trust Inc	14,453,175	—
—	200,000	Entertainment Properties Trust	—	6,942,000
31,875	—	Equity Lifestyle Properties	1,139,532	—
147,518	300,000	Equity Office Properties Trust	4,295,724	8,595,000
—	300,000	Equity One Inc.	—	5,064,000
180,000	203,800	Equity Residential	6,512,400	6,014,138
—	40,000	Essex Property Trust Inc.	—	2,568,800

Shares			Value

2004	2003	Issuer	2004	2003

				Restated
594,500	—	Extra Space Storage Inc	$7,924,685	$—
413,873	400,000	Falcon Financial Investment	2,897,111	3,920,000
1,367,000	—	Feldman Mall Properties	17,784,670	—
—	70,000	Gables Residential Trust	—	2,431,800
110,000	—	General Growth Properties	3,977,600	—
75,000	—	Glenborough Realty Trust Inc	1,596,000	—
912,000	—	GMH Communities Trust	12,859,200	—
38,818	—	Gramercy Capital Corp	799,651	—
72,550	—	Great Wolf Resorts Inc	1,620,767	—
75,000	140,000	Health Care Realty Trust Inc	3,052,500	5,040,000
350,000	—	Hersha Hospitality Trust	4,007,500	—
—	114,700	Hilton Hotels Corp	—	1,964,811
168,000	—	Home Properties Inc	7,224,000	—
325,000	—	Homebanc Corp/Ga	3,146,000	—
—	822,800	Host Marriott Corp	—	10,136,896
74,257	—	Impac Mortgage Holdings Inc	1,683,406	—
300,000	300,000	Interstate Hotels & Resorts	1,608,000	1,605,000
—	250,000	Istar Financial Inc	—	9,725,000
1,908,000	—	Jameson Inns Inc	3,758,760	—
—	640,000	Keystone Property Trust	—	14,137,600
54,000	100,000	Kimco Realty Corp	3,131,460	4,475,000
324,443	—	Kite Realty Group Trust	4,957,489	—
215,078	640,000	Lexington Corporate Properties Trust	4,856,461	12,921,600
—	230,000	Liberty Property Trust	—	8,947,000
1,266,660	—	Lodgian Inc	15,579,918	—
162,000	—	LTC Properties Inc	3,225,420	—
—	290,000	LTC Properties 8.5%	—	9,097,300
150,000	200,000	Macerich Company/The	9,420,000	8,900,000
30,420	—	Mack-Cali Realty Corp	1,400,233	—
—	800,000	Meristar Hospitality Trust	—	5,208,000
40,000	—	Mills Corp/The	2,550,400	—
150,000	200,000	Mission West Properties	1,596,000	2,590,000
270,000	—	New York Mortgage Trust Inc	3,024,000	—
100,000	—	Northstar Realty Finance Corp	1,145,000	—
525,000	—	Origen Financial Inc	3,927,000	—
70,700	—	Parkway Properties	3,588,025	—
—	130,000	Post Properties Inc	—	3,629,600
75,000	250,000	Prentiss Properties Trust	2,865,000	8,247,500
200,000	330,000	Prologis Trust	8,666,000	10,589,700
—	285,000	PS Business Parks Inc	—	11,759,100
—	172,500	Ramco-Gershenson Properties	—	4,881,750
507,000	—	Reckson Associates Realty Corp	16,634,670	—
45,000	—	Regency Centers Corp	2,493,000	—
255,900	235,900	Simon Property Group Inc	16,549,053	10,931,606
—	22,100	Sun Communities Inc	—	855,270
303,820	—	Sunset Financial Resources	3,162,766	—
315,000	—	Sunstone Hotel Investors Inc	6,545,700	—
—	200,000	Tanger Factory Outlet Center	—	8,140,000
268,200	—	Thomas Properties Group	3,416,868	—
1,500,000	—	Trizec Properties Inc	28,380,000	—

—
	—			—
	—			—

Shares			Value

2004	2003	Issuer	2004	2003

				Restated
100,000	800,000	United Dominion Realty Trust	$2,480,000	$15,360,000
—	260,000	US Restaurant Properties	—	4,430,400
77,558	—	Ventas Inc	2,125,865	—
50,000	—	Vornado Realty Trust	3,806,500	—
—	131,300	Washington Real Estate Inv	—	3,833,960
—	85,000	Weingarten Realty Investors	—	3,769,750
—	17,000	Windrose Medical Properties	—	2,109,700
—	306,300	Winstone Hotels Inc	—	3,124,260

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $284,166,107 and $242,402,103)			327,785,808	265,247,527

COMMERCIAL MORTGAGE BACKED SECURITIES—0.54% and 1.11%
Principal

2004	2003	Issuer, Current Rate and Maturity Date

$10,000,000	$—	Bear Stearns CMS
		1.978% 05/14/16	10,006,950	—
10,000,000	—	COMM 2004 HTL1 A1
		2.643% 07/15/16	10,013,820	—
—	10,000,000	GSMS 2001 - Rock A2FL
		1.530% 05/03/18	—	9,909,090
—	20,000,000	LBF 1.49%
		1.543% 06/14/17	—	20,007,680
10,000,000	—	GSMS 2001-Rock A2FL
		2.030% 05/03/18	10,070,610	—
10,000,000	—	MSDWC 2001 - 280 A2F
		1.894% 02/03/11	9,915,150	—
—	10,000,000	MSDWC 2001 - 280 A2F
		1.560% 02/03/11	—	9,797,770
—	8,429,804	Opryland Hotel Trust
		1.630% 04/01/11	—	8,418,230
1,940,947	—	Trize 2001 - TZHA A3FL
		2.130% 03/15/13	1,951,830	—
—	5,000,000	Trize 2001 - TZHA A3FL
		1.533% 03/15/13	—	4,871,440

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
(Cost $41,943,872 and $53,433,209, respectively)			41,958,360	53,004,210

TOTAL REAL ESTATE RELATED
(Cost $326,109,979 and $295,835,312, respectively)			369,744,168	318,251,737

OTHER—8.75% and 9.12%

COMMERCIAL PAPER—4.51% and 4.75%
Principal			Value

2004	2003	Issuer, Current Rate and Maturity Date	2004	2003

				Restated
$25,000,000	$—	American Honda Finance, Corp
		2.280% 01/12/05	$24,981,667	$—
10,000,000	—	Beta Finance, Inc
		1.890% 01/14/05	9,991,445	—
15,000,000	—	Beta Finance, Inc
		1.970% 01/21/05	14,980,050	—
18,100,000	—	BMW US Capital Corp
		2.280% 01/20/05	18,077,073	—
—	25,000,000	Canadian Imperial Bank of Commerce
		1.060% 01/28/04	—	24,999,805
—	2,215,000	CC (USA), Inc
		1.100% 02/10/04	—	2,212,351
13,000,000	—	CC (USA), Inc
		1.940% 01/14/05	12,988,878	—
—	25,000,000	Ciesco LP
		1.080% 02/13/04	—	24,967,917
3,100,000	—	Ciesco LP
		2.180% 01/13/05	3,097,537	—
—	18,000,000	Corporate Asset Funding Corp, Inc
		1.090% 01/14/04	—	17,992,720
25,000,000	—	Corporate Asset Funding Corp, Inc
		2.330% 01/31/05	24,949,625	—
—	20,275,000	Delaware Funding Corp
		1.080% 01/22/04	—	20,261,866
2,670,000	—	Fortune Brands
		2.060% 01/11/05	2,668,205	—
—	9,800,000	Govco Incorporated
		1.040% 02/23/04	—	9,784,418
—	15,000,000	Govco Incorporated
		1.080% 02/26/04	—	14,974,825
15,000,000	—	Govco Incorporated
		1.990% 01/10/05	14,990,833	—
10,000,000	—	Govco Incorporated
		2.060% 01/21/05	9,986,700	—
—	10,000,000	Greyhawk Funding LLC
		1.100% 01/20/04	—	9,994,111
25,000,000	—	Greyhawk Funding LLC
		2.140% 02/01/05	24,948,000	—
10,750,000	—	Harley-Davidson Funding Corp
		2.230% 02/14/05	10,718,556	—
15,000,000	—	Kitty Hawk Funding Corp
		2.340% 01/26/05	14,975,300	—
9,565,000	—	Kitty Hawk Funding Corp
		2.340% 01/24/05	9,550,461	—
—	25,000,000	Kitty Hawk Funding Corp
		1.080% 01/05/04	—	24,996,458

Principal			Value

2004	2003	Issuer, Current Rate and Maturity Date	2004	2003

				Restated
$—	$1,300,000	New York Times Co
		1.070% 02/17/04	$—	$1,298,163
10,000,000	—	Paccar Financial Corp
		1.910% 01/24/05	9,984,800	—
—	14,535,000	Park Avenue Receivables Corp
		1.080% 01/29/04	—	14,522,589
—	2,000,000	Private Export Funding Corporation
		1.090% 02/19/04	—	1,997,056
10,000,000	—	Private Export Funding Corporation
		1.960% 01/12/05	9,992,667	—
25,000,000	—	Rabobank USA Financial Corp
		2.290% 02/02/05	24,946,375	—
—	4,460,000	Receivables Capital Corp
		1.050% 01/05/04	—	4,459,368
—	19,285,000	Receivables Capital Corp
		1.070% of 01/20/04	—	19,273,643
23,135,000	—	Royal Bank of Canada
		1.960% 01/18/05	23,108,626	—
16,430,000	—	Royal Bank of Scotland PLC
		2.240% 02/03/05	16,393,690	—
2,000,000	—	Sherwin-Williams Co
		2.240% 01/20/05	1,997,467	—
—	25,000,000	Sigma Finance Inc
		1.090% 01/06/04	—	24,995,750
15,000,000	—	Sigma Finance Inc
		2.070% 02/04/05	14,965,875	—
25,000,000	—	Toronto Dominion Bank
		2.015% 03/10/05	24,977,213	—
—	10,000,000	UBS Finance, (Delaware) Inc
		0.960% 01/02/04	—	9,999,433
25,000,000	—	UBS Finance, (Delaware) Inc
		2.300% 01/06/05	24,990,500	—

TOTAL COMMERCIAL PAPER (Amortized cost $348,329,276 and
$226,733,744, respectively)			348,261,543	226,730,473

GOVERNMENT AGENCIES—4.24% and 4.37%

Principal			Value

2004	2003	Issuer, Current Rate and Maturity Date	2004	2003

				Restated
$ 9,380,000	$—	Federal Farm Credit Banks
		1.780% 03/15/05	$9,334,882	$—
8,603,000	—	Federal Farm Credit Banks
		1.220% 01/07/05	8,599,403	—
—	13,905,000	Federal Home Loan Mortgage Corp
		1.020% 01/09/04	—	13,901,559
—	37,980,000	Federal Home Loan Mortgage Corp
		1.020% 01/08/04	—	37,971,644
—	10,715,000	Federal Home Loan Mortgage Corp
		1.020% 02/24/04	—	10,698,630
—	10,000,000	Federal Home Loan Mortgage Corp
		1.020% 02/17/04	—	9,986,667
—	30,000,000	Federal National Mortgage Association
		1.054% 01/07/04	—	29,994,458
—	50,000,000	Federal National Mortgage Association
		1.010% 01/15/04	—	49,979,166
—	6,500,000	Federal National Mortgage Association
		1.000% 01/05/04	—	6,499,142
—	50,000,000	Federal National Mortgage Association
		1.050% 01/30/04	—	49,958,334
7,860,000	—	Federal Home Loan Banks
		1.850% 04/21/05	7,798,928	—
18,000,000	—	Federal Home Loan Banks
		2.140% 01/07/05	17,992,475	—
22,825,000	—	Federal Home Loan Banks
		2.180% 01/21/05	22,795,841	—
20,700,000	—	Federal Home Loan Banks
		2.190% 02/16/05	20,636,761	—
11,245,000	—	Federal Home Loan Banks
		2.240% 01/26/05	11,227,214	—
8,510,000	—	Federal Home Loan Banks
		1.935% 03/11/05	8,471,280	—
20,000,000	—	Federal Home Loan Mortgage Corp
		2.000% 01/04/05	19,995,222	—
15,000,000	—	Federal Home Loan Mortgage Corp
		1.875% 01/15/05	14,993,546	—
15,540,000	—	Federal Home Loan Mortgage Corp
		2.265% 01/25/05	15,516,366	—
22,280,000	—	Federal National Mortgage Association
		2.480% 04/29/05	22,094,408	—
50,000,000	—	Federal National Mortgage Association
		2.250% 01/19/05	49,942,208	—
25,000,000	—	Federal National Mortgage Association
		2.100% 01/13/05	24,980,590	—
31,925,000	—	Federal National Mortgage Association
		1.140% 01/03/05	31,919,281	—
32,184,000	—	Federal National Mortgage Association
		2.250% 01/05/05	32,174,390	—
9,270,000	—
				—

Principal			Value

2004	2003	Issuer, Current Rate and Maturity Date	2004	2003

				Restated
$9,270,000	$—	Federal National Mortgage Association
		2.270% 01/26/05	$9,255,335	$—

TOTAL GOVERNMENT AGENCIES
(Amortized cost $327,794,989 and $208,991,682)	327,728,130	208,989,600

TOTAL OTHER (Cost $676,124,265 and $435,725,426)	675,989,673	435,720,073

TOTAL MARKETABLE SECURITIES (Cost $1,002,234,244 and
$731,560,738)	1,045,733,841	753,971,810

TOTAL INVESTMENTS—100.00% (Cost $7,402,022,015 and
$4,808,779,439)	$7,725,918,490	$4,779,299,042

(A)	The market value reflects the Account’s interest in the property gross of debt.

(B)	Leasehold interest only.

(C)	The market values reflect the value of the Account’s interest in the joint ventures, net of any debt or joint venture partner interests.

See notes to financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
     Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying statements of assets and liabilities, of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”), including the Statements of Investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of TIAA’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Account at December 31, 2004 and 2003, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Account has restated its financial statements relating to the accounting for its investments in majority-owned real estate joint ventures and to change the presentation of its operating results.

Ernst & Young LLP

New York, New York
April 14, 2005

ADDITIONAL INFORMATION

     Mr. William H. Waltrip, a trustee of TIAA, and Professor Stephen A. Ross, a trustee of the TIAA-CREF registered investment companies (the “Funds”), resigned from their respective boards on November 30, 2004.

     On August 1, 2003, the valuation practice, a non-auditing practice of Ernst & Young, LLP (“Ernst & Young”), the independent auditor to TIAA and the Funds, entered into an agreement with a company owned by the two trustees among others, a majority of which was owned by Professor Ross. The business relationship was created to develop intellectual property and related services to value corporate stock options. The aggregate amount paid by Ernst & Young to the company under this agreement was approximately $1.33 million of which Professor Ross received, or will receive, approximately $335,000 (of which $60,000 represented reimbursement of expenses and $25,000 represented repayment of a loan he made to the company). Mr. Waltrip has not received any payment from the company. The agreement and business activity thereunder was terminated on August 20, 2004 and a dissolution agreement was signed as of November 17, 2004.

     Ernst & Young informed TIAA and the Funds that the business relationship between Ernst & Young and the company owned by the trustees was not in accordance with the auditor independence standards of Regulation S-X and the Public Company Accounting Oversight Board. Ernst & Young also notified the SEC and the Audit Committees of TIAA and the Funds of this business relationship. The Audit Committees consist entirely of independent trustees having no business relationships with TIAA, the Funds or Ernst & Young.

     The Audit Committees of TIAA and the Funds, and Ernst & Young, each determined that the trustee’s business relationship with Ernst & Young did not compromise Ernst & Young’s independence from either TIAA or the Funds or the integrity or objectivity of the respective audits for 2003 and 2004. This determination was based on, among other things, the fact that the Ernst & Young audit team was not aware of the business relationship when they issued the 2003 audit opinions on the financial statements of TIAA and the Funds and the business activity under the agreement was ceased in 2004 upon identification of the matter. Professor Ross and Mr. Waltrip had no other functions or responsibilities as Board members that would have caused them to have direct dealings with the Ernst & Young audit team. Professor Ross and Mr. Waltrip were not members of the Audit Committees.

     TIAA and/or the Funds have taken steps to ensure that their respective trustees will identify promptly any business relationships that may bring the independence of the outside auditors into question. These steps include revising their officers and trustees questionnaires, improving the questionnaire review process, receiving quarterly auditor independence certifications, and enhancing continuing education for all trustees regarding SEC matters.

     In November 2004, TIAA and the Funds initiated a request for proposal process to seek accounting firms with the requisite capacity and expertise to perform their respective 2005 audits, which was recently completed.

     On February 28, 2005, TIAA and the Funds determined and Ernst & Young agreed that the audit relationship between Ernst & Young and TIAA, and the Funds will cease. Ernst & Young will complete its audit work for TIAA and the Funds for their respective 2004 audits.

     At a meeting held on February 28, 2005, the Audit Committees of TIAA and the Funds, along with the respective Boards of Trustees, approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for these entities for their 2005 audits effective upon completion of PricewaterhouseCoopers’ customary client acceptance procedures and execution of an engagement letter.

     On December 6, 2004, the staff of the SEC informed TIAA and the Funds that it is conducting an informal inquiry into the E&Y auditor independence matter. TIAA and the Funds are fully cooperating with the SEC staff in connection with the informal inquiry.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 28, 2005, TIAA and Ernst & Young LLP (“Ernst & Young”) agreed that the relationship between Ernst & Young and TIAA would cease. Ernst & Young agreed to complete the audit work for the Account for its 2004 audit. In connection with its audits for the two most recent fiscal years and the subsequent interim period through February 28, 2005, of the Account (i) there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such fiscal years, and (ii) there were no more reportable events as defined in Item 304(a)(l)(v) of Regulation S-K. Please see the Account’s Form 8-K filed on March 3, 2005, for more information.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the registrant's Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2004, except as noted below.

     The registrant had previously consolidated its investments in certain joint ventures during both 2003 and 2002, as a result of the registrant’s majority financial interest in, and shared control of, those joint ventures. Ernst & Young LLP audited both the registrant’s 2003 and 2002 consolidated financial statements.

     Based on consultations with Ernst & Young LLP in connection its audit of the registrant’s 2004 consolidated financial statements, however, it was determined that the investments in certain joint ventures that had previously been treated as consolidated subsidiaries in 2003 and 2002 should instead be treated as investments in unconsolidated joint ventures, despite the fact that the registrant owned a majority financial interest in the entities. The registrant’s 2003 and 2002 financial statements have been restated to show the treatment of these investments consistently with the 2004 treatment, which reflects the registrant's equity in the net assets and operations of the underlying entities.

     This restatement did not affect the registrant's total net assets, net asset value per accumulation value, net increase in net assets resulting from operations nor the registrant's total return, as previously reported in the registrant's 2003 and 2002 financial statements. See Note 1 to the registrant’s financial statements.

     Ernst & Young LLP determined that, pursuant to Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of the registrant’s previously issued financial statements indicated a material weakness, notwithstanding the fact that the adjustment had no net impact on net assets and operations. This determination was reported to the registrant’s Audit Committee.

     Subsequent to the review of its disclosure controls, the registrant revised its controls related to the presentation of joint ventures. The CEO and the CFO have concluded that the disclosure controls and procedures that are now in place at the registrant are effective to ensure compliance with the Exchange Act.

      Management believes that this matter has been adequately addressed by the corrective action summarized herein.

PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION.

     The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and principal executive officers of TIAA, and their principal occupations during the last five years, are as follows:

Trustees

Elizabeth E. Bailey, 66
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation and Altria Group, Inc.

Robert C. Clark, 61
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University. Director, Collins & Aikman Corporation, Time Warner Inc. and Omnicom Group.

Estelle A. Fishbein, 70
Vice President and General Counsel Emerita, Johns Hopkins University.

Marjorie Fine Knowles, 65
Professor of Law, Georgia State University College of Law.

Robert M. O’Neil, 70
Professor of Law, University of Virginia and Director, Thomas Jefferson Center for the Protection of Free Expression.

Donald K. Peterson, 55
Chairman and Chief Executive Officer, Avaya Inc. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Director, Reynolds & Reynolds Co.

Sidney A. Ribeau, 57
President, Bowling Green University. Director, The Andersons, Convergys and Worthington Industries.

Leonard S. Simon, 68
Former Vice Chairman, Charter One Financial, Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, Rochester Community Savings Bank. Director, Landmark Technology Partners, Inc. and Integrated Nano-Technologies, LLC.

David F. Swensen, 51
Chief Investment Officer, Yale University. Director, Schroders plc.

Ronald L. Thompson, 55
Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company. Director, Interstate Bakeries and Ryerson Tull, Inc.

Paul R. Tregurtha, 69
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Vice Chairman, Interlake Steamship Company and Lakes Shipping Company; Formerly, Chairman, Meridian Aggregates, L.P. Director, FPL Group, Inc.

Rosalie J. Wolf, 63
Managing Partner, Botanica Capital Partners LLC. Formerly, Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC; earlier, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust and Sanford C. Bernstein Fund, Inc.

Officer—Trustees

Herbert M. Allison, Jr., 61
Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999 and President and Chief Executive Officer of Alliance for LifeLong Learning, Inc., 1999 –2002. Director, New York Stock Exchange.

Other Officers

Gary Chinery, 55
Vice President and Treasurer, TIAA and CREF.

E. Laverne Jones, 55
Vice President and Corporate Secretary, TIAA and CREF.

Elizabeth A. Monrad, 50
Executive Vice President and Chief Financial Officer, TIAA and CREF.

John A. Somers, 61
Executive Vice President, Fixed Income and Real Estate Investments.

Portfolio Management Team

Margaret A. Brandwein, 57
Managing Director—TIAA Real Estate Account.

Thomas Garbutt, 46
Managing Director—Real Estate Equities.

Philip J. McAndrews, 46
Managing Director—Portfolio Management.

Audit Committee Financial Expert

On August 20, 2003, the Board of Trustees of TIAA determined that Rosalie J. Wolf was qualified and would serve as the audit committee financial expert on the TIAA’s audit committee. Ms. Wolf is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in her capacity as Trustee.

Code of Ethics

The Board of Trustees of TIAA has a code of ethics for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. The code of ethics is filed as an exhibit to this annual report.

During the reporting period, there were no implicit or explicit waivers granted by the Registrant from any provision of the code of ethics.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TIAA’s general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment management and other services.

     Liquidity Guarantee. If the Account’s cash flow is insufficient to fund redemption requests, TIAA’s general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2004, the Account paid TIAA $1,868,733 for this liquidity guarantee through a daily deduction from the net assets of the Account.

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

     For the year ended December 31, 2004, the Account paid TIAA $14,393,388 for investment management services and $4,093,858 for mortality and expense risks. For the same period, the Account paid Services $16,372,446 for its administrative and distribution services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Ernst & Young LLP (“Ernst & Young”) performs independent audits of the Registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the Registrant, as a policy, does not engage Ernst & Young for management advisory or consulting services.

     Audit Fees. Ernst & Young’s fees for professional services rendered for the audit of the Registrant’s annual financial statements (including Sarbanes-Oxley-related activities) for the fiscal years ended December 31, 2004 and December 31, 2003 and review of financial statements included in Registrant’s quarterly reports were $660,200 and $151,700, respectively.

     Tax Fees. Ernst & Young had no tax fees for the fiscal years ended December 31, 2004 and 2003.

     All Other Fees. Other than as set forth above, Ernst & Young had no additional fees with respect to Registrant.

     Preapproval Policy. In June of 2003, the Registrant’s audit committee (“Audit Committee”) adopted a Preapproval Policy for External Audit Firm Services (the “Policy”). The Policy describes the types of services that may be provided by the independent auditor to the Registrant without impairing the auditor’s independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the Registrant’s independent auditor in order to ensure that such services do not impair the auditor’s independence.

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

     Auditor Fees for Related Entities. The aggregate non-audit fees billed by Ernst & Young for services rendered to the Registrant and affiliates performing on-going services to the Registrant, including TIAA, for the years ended December 31, 2004 and 2003 were $204,800 and $171,000, respectively.

     Ernst & Young’s aggregate fees for professional services rendered in connection with the audit of financial statements for TIAA and the College Retirement Equities Fund (“CREF”) and their affiliated entities were $7,703,700 for the year ended December 31, 2004 and $3,955,300 for the year ended December 31, 2003. Ernst & Young’s aggregate fees for audit related-services provided to TIAA and CREF and their affiliated entities were $204,800 for the year ended December 31, 2004 and $171,000 for the year ended December 31, 2003. Ernst & Young’s aggregate fees for tax services provided to TIAA and CREF and their affiliated entities were $250,600 for the year ended December 31, 2004 and $229,900 for the year ended December 31, 2003. Ernst & Young had no additional aggregate fees for other services provided to TIAA and CREF and their affiliated entities for the years ended December 31, 2004 and 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements. See Item 8 for required financial statements.

(a)	2.	Financial Statement Schedules.

(a)	3.	Exhibits.

(1)	Distribution and Administrative Services Agreement by and between TIAA and
TIAA-CREF Individual & Institutional Services, Inc. (as amended)*

(3)	(A)	Charter of TIAA (as amended)****
	(B)	Bylaws of TIAA (as amended)**
(4)	(A)	Forms of RA, GRA, GSRA, SRA, and IRA Real Estate Account Contract
Endorsements*
	(B)	Forms of Income-Paying Contracts*
(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and
Institutional Property Consultants, Inc. (as amended)***
	(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty
Trust Company of New York with respect to the Real Estate Account*
(14)	Code of Ethics
(31)	Rule 13a-15(e)/15d-15(e) Certifications
(32)	Section 1350 Certifications

(b)	Reports on 8-K. The Account filed a report on Form 8-K on December 3, 2004 under Items 5.01 and 9.01 of the form with respect to the announcement of the resignation of a member of TIAA’s Board of Trustees. After the end of the quarter, the Account filed a report on Form 8-K on March 3, 2005 under Items 4.01 and 9.01 of the form with respect to a change in the Account’s certifying accountant.

* - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s previous Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).
** - Previously filed and incorporated herein by reference to the Account’s Form 10-Q Quarterly Report for the period ended September 30, 1997, filed November 13, 1997.
*** - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account’s Registration Statement on Form S-1 filed April 29, 1997 (File No. 333-22809).
**** - Previously filed and incorporated herein by reference to the Account’s Form 10-K Annual Report for the period ended December 31, 2000, filed March 27, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIAA REAL ESTATE ACCOUNT

By: TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

By:	/s/Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President and Chief
Executive Officer

April 15 , 2005

Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Herbert M. Allison, Jr.	Chairman of the Board, President, and Chief	4/15/05
Executive Officer (Principal Executive Officer)
Herbert M. Allison, Jr.

/s/	Elizabeth A. Monrad	Executive Vice President (Principal Financial	4/15/05
and Accounting Officer)
Elizabeth A. Monrad

Signature of Trustee		Date	Signature of Trustee		Date

/s/	Herbert M. Allison, Jr.	4/15/05	/s/	Sidney A. Ribeau	4/15/05

Herbert M. Allison, Jr.			Sidney A. Ribeau

/s/	Elizabeth E. Bailey	4/15/05	/s/	Leonard S. Simon	4/15/05

Elizabeth E. Bailey			Leonard S. Simon

/s/	Robert C. Clark	4/15/05	/s/	David F. Swensen	4/15/05

Robert C. Clark			David F. Swensen

/s/	Estelle A. Fishbein	4/15/05	/s/	Ronald L. Thompson	4/15/05

Estelle A. Fishbein			Ronald L. Thompson

/s/	Marjorie Fine Knowles	4/15/05	/s/	Paul R. Tregurtha	4/15/05

Marjorie Fine Knowles			Paul R. Tregurtha

/s/	Robert M. O’Neil	4/15/05	/s/	Rosalie J. Wolf	4/15/05

Robert M. O’Neil			Rosalie J. Wolf

/s/	Donald K. Peterson	4/15/05

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