Form 10-Q
period 2005-03-31
TIAA REAL ESTATE ACCOUNT
filed 2005-05-13
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Yes [X]      No [  ]

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
MARCH 31, 2005

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2005	December 31, 2004

		(Unaudited)
ASSETS
Investments, at value:
Real estate properties
(cost: $5,404,413,289 and $5,315,565,355)		$5,508,509,875	$5,391,469,250
Real estate joint ventures and limited partnerships
(cost: $1,028,956,749 and $1,085,720,475)		1,251,462,282	1,288,715,399
Marketable securities:
Real estate related
(cost: $377,123,617 and $326,109,979)		389,389,692	369,744,168
Other
(cost: $1,212,839,495 and $676,124,265)		1,212,643,031	675,989,673

Total investments
(cost: $8,023,333,151 and $7,403,520,074)		8,362,004,880	7,725,918,490
Cash		379,576	—
Due from investment advisor		8,443,416	4,185,034
Other		107,683,019	113,876,400

	TOTAL ASSETS	8,478,510,891	7,843,979,924

LIABILITIES
Mortgage notes payable—Note 5		499,434,728	499,479,256
Amount due to bank		—	231,476
Payable for securities transactions		65,749,790	—
Accrued real estate property level expenses		76,102,092	84,959,882
Security deposits held		13,898,219	13,759,324

	TOTAL LIABILITIES	655,184,829	598,429,938

NET ASSETS
Accumulation Fund		7,578,119,916	7,015,717,162
Annuity Fund		245,206,146	229,832,824

	TOTAL NET ASSETS	$7,823,326,062	$7,245,549,986

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7		35,470,750	33,337,597

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6		$213.64	$210.44

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS (Unaudited)

		For the	For the
		Three Months	Three Months
		Ended	Ended
		March 31, 2005	March 31, 2004

			(Restated)
INVESTMENT INCOME
Real estate income net:
Rental income		$140,079,278	$90,364,773

Real estate property level expenses and taxes:
Operating expenses		34,258,151	24,509,019
Real estate taxes		19,475,830	12,788,019
Interest expense		8,015,610	—

	Total real estate property level
	expenses and taxes	61,749,591	37,297,038

	Real estate income, net	78,329,687	53,067,735
Income from real estate joint ventures and limited partnerships		16,201,553	10,052,991
Interest		5,874,621	1,772,803
Dividends		4,743,394	3,954,036

	TOTAL INCOME	105,149,255	68,847,565

Expenses—Note 2:
Investment advisory charges		4,014,442	3,154,486
Administrative and distribution charges		5,956,858	4,027,093
Mortality and expense risk charges		1,295,537	867,062
Liquidity guarantee charges		581,341	371,598

	TOTAL EXPENSES	11,848,178	8,420,239

INVESTMENT INCOME, NET		93,301,077	60,427,326

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments:
Real estate properties		(16,269)	—
Marketable securities		4,953,534	13,957,043

Total realized gain on investments:		4,937,265	13,957,043

Net change in unrealized appreciation on:
Real estate properties		28,192,691	(13,583,646)
Real estate joint ventures and limited partnerships		19,510,609	27,293,840
Marketable securities		(31,429,986)	11,527,670

	Net change in unrealized
	appreciation on investments	16,273,314	25,237,864

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS		21,210,579	39,194,907

NET INCREASE IN NET ASSETS RESULTING
	FROM OPERATIONS	$114,511,656	$99,622,233

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

		(Restated)
FROM OPERATIONS
Investment income, net	$ 93,301,077	$ 60,427,326
Net realized gain on investments	4,937,265	13,957,043
Net change in unrealized appreciation on investments	16,273,314	25,237,864

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	114,511,656	99,622,233

FROM PARTICIPANT TRANSACTIONS
Premiums	225,790,274	164,850,645
Net transfers from (to) TIAA	36,120,606	20,273,584
Net transfers from (to) CREF Accounts	261,485,235	160,584,984
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	1,160,928	—
Annuity and other periodic payments	(8,849,926)	(6,225,263)
Withdrawals and death benefits	(52,442,697)	(25,126,733)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	463,264,420	314,357,217

NET INCREASE IN NET ASSETS	577,776,076	413,979,450
NET ASSETS
Beginning of period	7,245,549,986	4,793,422,161

End of period	$7,823,326,062	$5,207,401,611

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$ 114,511,656	$ 99,622,233
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(18,386,458)	(11,231,717)
Capital improvements on real estate properties	(19,549,674)	(9,267,944)
Proceeds from sale of real estate properties	3,825,000	—
Increase in other investments	(580,764,679)	(454,347,277)
(Increase) decrease in other assets	1,934,999	(31,802,403)
(Decrease) increase in amounts due to bank.	(231,476)	1,007,092
(Decrease) increase in accrued real estate property level expenses	(8,857,790)	12,052,461
Increase in security deposits held	138,895	289,645
Increase in other liabilities	65,705,262	118,515,600
Net realized gain on total investments	(4,937,265)	(13,957,043)
Unrealized gain on total investments	(16,273,314)	(25,237,864)

NET CASH USED IN
OPERATING ACTIVITIES	(462,884,844)	(314,357,217)

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums	225,790,274	164,850,645
Net transfers from TIAA	36,120,606	20,273,584
Net transfers from CREF Accounts	261,485,235	160,584,984
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	1,160,928	—
Annuity and other periodic payments	(8,849,926)	(6,225,263)
Withdrawals and death benefits	(52,442,697)	(25,126,733)

NET CASH PROVIDED BY
PARTICIPANT TRANSACTIONS	463,264,420	314,357,217

NET INCREASE IN CASH	379,576	—

CASH
Beginning of period	—	—

End of period	$ 379,576	$ —

Supplemental disclosure: Cash paid for interest	$ 8,015,610	$ —

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest. Such joint ventures and limited partnerships are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with U.S. generally accepted accounting principles which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially or otherwise to assure that the Account is valued correctly. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; however, the value of the property may be adjusted if it is determined that the fair value of the outstanding debt could have a material effect on the equity investment value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, which value their real estate holdings and mortgage notes payable at fair value.

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

Income from real estate joint ventures and limited partnerships is recorded based on the Account’s proportional interest in the income earned by the joint venture or partnership that has been distributed from the joint venture to the Account.

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

Restatement and Reclassifications: In prior years’ financial statements, the Account had consolidated joint ventures in which it held a majority financial interest and had joint control over significant decisions with its minority partner. It was determined that such investments should not have been consolidated because the Account did not have a majority of the voting rights to control significant decisions. As a result, the Account has restated its interim 2004 financial statements to conform to the treatment used at December 31, 2004, which reflects the Account’s equity in net assets and operations of the underlying entities. This restatement did not affect the Account’s total net assets, net asset value per accumulation unit, net increase in net assets resulting from operations nor the Account’s total return, as previously reported in the Account’s interim 2004 financial statements. In addition, the Account changed the presentation of operating results in its interim 2004 financial statements to eliminate discontinued operations reporting, which more appropriately reflects the Account’s business activities.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2104. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Year Ending
December 31,

2005	$ 545,179,699
2006	507,231,587
2007	457,633,440
2008	400,543,014
2009	347,283,132
2010-2104	1,109,876,800

Total	$3,367,747,672

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Unconsolidated Real Estate Joint Ventures

The Account owns several real estate properties through unconsolidated joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable at March 31, 2005 is $344,745,544. The Accounts’ equity in the joint ventures at March 31, 2005, net of any debt, is $1,220,017,769. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	March 31, 2005	December 31, 2004

Assets
Real estates properties	$ 2,732,431,238	$ 2,760,426,300
Other assets	79,388,213	55,021,655

Total assets	$ 2,811,819,451	$ 2,815,447,955

Liabilities and Equity
Mortgage notes payable, including accrued interest	$ 617,991,089	$ 618,773,569
Other liabilities	66,309,598	47,389,201

Total liabilities	684,300,687	666,162,770
Equity	2,127,518,764	2,149,285,185

Total liabilities and equity	$ 2,811,819,451	$ 2,815,447,955

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

		(Restated)
Operating Revenues and Expenses
Revenues	$ 62,278,968	$ 55,283,807
Expenses	34,919,401	27,570,075

Excess of revenues over expenses	$ 27,359,567	$27,713,732

Note 5—Mortgage Notes Payable

Property	Interest Rate	Amount	Due

Ontario Industrial Portfolio	7.24% paid monthly	$ 9,434,728	May 01, 2011*
50 Freemont	6.40% paid monthly	135,000,000	August 21, 2013
IDX Tower	6.40% paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000,000	August 21, 2013

Total		$499,434,728

* Principal payments due monthly with balloon payment of $8,127,115 due on May 1, 2011.

Principal on mortgage notes payable is due as follows:

Amount

2005	$ 128,833
2006	186,862
2007	201,415
2008	215,163
2009	233,858
Thereafter	498,468,597

Total	$499,434,728

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Three Months
	Ended
	March 31,	For the Years Ended December 31,

	2005 (1)	2004	2003	2002	2001	2000

	(Unaudited)		(Restated)	(Restated)	(Restated)	(Restated)
Per Accumulation Unit Data:
Rental income	$ 3.999	$ 13.422	$ 15.584	$ 14.225	$ 14.862	$ 14.530
Real estate property
level expenses	1.763	5.331	5.890	4.819	4.754	4.674

Real estate income, net	2.236	8.091	9.694	9.406	10.108	9.856
Income from real estate joint ventures
and limited partnerships	0.462	1.935	1.379	0.807	0.130	0.056
Dividends and interest	0.303	1.406	0.839	1.249	1.950	2.329

Total income	3.001	11.432	11.912	11.462	12.188	12.241
Expense charges (1)	0.338	1.241	1.365	1.101	0.995	0.998

Investment income, net	2.663	10.191	10.547	10.361	11.193	11.243
Net realized and unrealized gain (loss) on investments	0.537	13.314	2.492	(4.621)	(1.239)	3.995

Net increase in
Accumulation Unit Value	3.200	23.505	13.039	5.740	9.954	15.238
Accumulation Unit Value:
Beginning of year	210.444	186.939	173.900	168.160	158.206	142.968

End of period	$213.644	$210.444	$186.939	$173.900	$168.160	$158.206

Total return	1.52%	12.57%	7.50%	3.41%	6.29%	10.66%
Ratios to Average Net Assets:
Expenses (2)	0.16%	0.63%	0.76%	0.67%	0.61%	0.67%
Investment income, net	1.24%	5.17%	5.87%	5.65%	6.81%	7.50%
Portfolio turnover rate:
Real estate properties	0.06%	2.32%	5.12%	0.93%	4.61%	3.87%
Marketable securities	11.90%	143.47%	71.83%	52.08%	40.62%	32.86%
Thousands of Accumulation Units
Outstanding at end of period	35,471	33,338	24,724	20,347	18,456	14,605
Net assets end of period
(in thousands)	$7,823,326	$7,245,550	$4,793,422	$3,675,989	$3,213,667	$2,387,122

(1)	The percentages shown for this period are not annualized.

(2)
Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2005 would be $2.101 ($6.572, $7.255, $5.920, $5.749 and $5.672 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2005 would be 0.98% (3.33%, 4.04%, 3.61%, 3.50% and 3.79% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Three Months	Year
	Ended	Ended
	March 31, 2005	December 31, 2004

	(Unaudited)
Accumulation Units:
Credited for premiums	1,087,716	3,746,093
Credited for transfers, net disbursements and amounts applied to the Annuity Fund	1,045,437	4,867,321
Outstanding:
Beginning of year	33,337,597	24,724,183

End of period	35,470,750	33,337,597

Note 8—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 2005, the Account had no outstanding commitments to purchase or sell any properties.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

REAL ESTATE PROPERTIES—65.87% and 69.78%	Value

Location / Description	3/31/05	12/31/04

Arizona:	(Unaudited)
Biltmore Commerce Center—Office building	$ 35,303,567	$ 34,104,182
Mountain RA Industrial Portfolio—Industrial building	5,653,221	5,513,947
California:
3 Hutton Centre Drive—Office building	42,768,858	41,106,333
9 Hutton Centre—Office building	23,500,000	23,169,449
50 Fremont—Office building	325,800,000(1)	323,264,602(1)
88 Kearny Street—Office building	69,501,053	69,026,718
Cabot Industrial Portfolio—Industrial building	63,500,000	—
Capitol Place—Office building	42,424,645	42,400,000
Centerside I—Office building	62,500,000	65,037,900
Centre Pointe and Valley View—Industrial building	25,600,000	25,329,023
Eastgate Distribution Center—Industrial building	19,000,000	18,800,000
Kenwood Mews—Apartments	28,200,000	27,700,000
Larkspur Courts—Apartments	65,000,000	66,000,000
The Legacy at Westwood—Apartments	94,000,000	90,750,000
Northpoint Commerce Center—Industrial building	47,000,000	46,000,000
Ontario Industrial Portfolio—Industrial building	186,134,728(1)	187,079,256(1)
Regents Court—Apartments	56,000,000	56,700,000
Northern CA RA Industrial Portfolio—Industrial building	58,302,904	59,169,642
Southern CA RA Industrial Portfolio—Industrial building	82,922,730	89,097,299
Westcreek—Apartments	28,150,000	28,161,865
West Lake North Business Park—Office building	50,025,793	50,021,000
Westwood Marketplace—Shopping center	82,500,000	80,019,410
Colorado:
The Lodge at Willow Creek—Apartments	32,300,000	32,201,274
The Market at Southpark—Shopping center	33,017,350	33,522,400
Monte Vista—Apartments	22,544,214	22,501,650
Connecticut:
Ten & Twenty Westport Road—Office building	152,300,000	148,000,000
Delaware:
Mideast RA Industrial Portfolio- Industrial building	13,500,000	16,543,121
Florida:
701 Brickell—Office building	179,159,569	177,000,000
4200 West Cypress Street—Office building	34,002,000	33,900,000
Golfview—Apartments	28,325,000	28,543,437
The Fairways of Carolina—Apartments	18,000,000	18,100,000
The Greens at Metrowest—Apartments	13,500,000	14,623,330
Maitland Promenade One—Office building	36,102,991	36,053,639
Plantation Grove—Shopping center	11,800,000	11,200,000
Pointe on Tampa Bay—Office building	42,387,992	40,551,310
Quiet Waters at Coquina Lakes—Apartments	19,200,000	19,200,000
Royal St. George—Apartments	19,400,000	19,400,000
Sawgrass Office Portfolio—Office building	54,000,000	52,000,000
South Florida Apartment Portfolio—Apartments	47,700,000	47,700,000
Georgia:
Alexan Buckhead—Apartments	36,000,000	37,500,000
Atlanta Industrial Portfolio—Industrial building	36,082,465	37,750,840

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

	Value

Location / Description	3/31/05	12/31/04

Illinois:	(Unaudited)
Chicago Caleast Industrial Portfolio—Industrial building	$ 42,543,300	$ 42,000,000
Chicago Industrial Portfolio—Industrial building	70,006,050	70,002,239
Columbia Center III—Office building	27,800,000	28,900,000
Oak Brook Regency Towers—Office building	72,100,000	68,400,000
Parkview Plaza—Office building	48,700,000	48,700,000
East North Central RA Industrial Portfolio—Industrial building	37,000,000	23,734,331
Rolling Meadows—Shopping center	16,700,000	15,750,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	52,400,000	49,000,000
Maryland:
Corporate Boulevard—Office building	60,047,838	65,038,710
FEDEX Distribution Facility—Industrial building	8,500,000	8,200,000
Massachusetts:
Batterymarch Park II—Office building	10,701,278	10,700,000
Longwood Towers—Apartments	92,000,000	82,500,000
Needham Corporate Center—Office building	15,000,000	15,030,046
Northeast RA Industrial Portfolio—Industrial building	27,700,000	33,110,903
Michigan:
Indian Creek—Apartments	17,250,000	18,825,000
Minnesota:
Interstate Crossing—Industrial building	7,100,000	7,300,000
River Road Distribution Center—Industrial building	4,680,000	4,600,000
Nevada:
UPS Distribution Facility—Industrial building	12,800,000	12,900,000
New Jersey:
10 Waterview Boulevard—Office building	26,400,000	26,400,000
371 Hoes Lane—Office building	10,700,000	10,666,570
Konica Photo Imaging Headquarters—Industrial building	21,200,000	21,200,000
Morris Corporate Center III—Office building	82,300,000	82,300,000
NJ Caleast Industrial Portfolio—Industrial building	40,000,000	39,300,000
South River Road Industrial—Industrial building	36,000,000	34,900,000
New York:
780 Third Avenue—Office building	197,000,000	197,000,000
The Colorado—Apartments	58,500,000	58,156,056
Ohio:
Bent Tree—Apartments	12,600,000	13,600,000
Columbus Portfolio—Office building	22,100,000	21,500,000
Oregon:
Five Centerpointe—Office building	15,000,000	14,500,000
Pennsylvania:
Lincoln Woods—Apartments	31,500,180	31,472,870
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	49,300,000	47,400,000
Summit Distribution Center—Industrial building	24,800,000	23,800,000

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

	Value

Location / Description	3/31/05	12/31/04

Texas:	(Unaudited)
Butterfield Industrial Park—Industrial building	$ 4,600,000	$ 4,600,000(2)
Dallas Industrial Portfolio—Industrial building	138,500,000	138,500,000
Four Oaks Place—Office building	257,579,409	255,357,238
The Legends at Chase Oaks—Apartments	27,000,000	27,051,851
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	12,800,000	12,500,000
Virginia:
Ashford Meadows—Apartments	76,900,000	68,000,000
Fairgate at Ballston—Office building	29,579,175	28,500,017
Monument Place—Office building	40,000,000	37,000,000
One Virginia Square—Office building	43,000,000	42,500,000
Washington:
Rainier Corporate Park– Industrial building	57,000,000	56,035,878
Northwest RA Industrial Portfolio—Industrial building	17,124,862	19,438,852
IDX Tower—Office building	353,000,000(1)	347,978,282(1)
Washington DC:
1001 Pennsylvania Avenue—Office building	467,208,456(1)	466,424,940(1)
1015 15th Street—Office building	63,180,247	59,000,134
1900 K Street—Office building	219,000,000	219,453,706
Mazza Gallerie—Shopping center	80,500,000	81,000,000
The Farragut Building—Office building	48,000,000	46,500,000

TOTAL REAL ESTATE PROPERTIES
(Cost $5,404,413,289 and $5,315,565,355)	5,508,509,875	5,391,469,250

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS— 14.97% and 16.68%
REAL ESTATE JOINT VENTURES—14.59% and 16.28%
Teachers REA LLC, which owns
Cabot Industrial Portfolio (96% Account Interest)	—	60,600,000
Bisys Crossings I, LLC
BISYS Fund Services Building (96% Account Interest)	37,132,584	34,751,940
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	85,558,729	80,618,771
IL-161 North Clark Street LLC
161 North Clark Street (75% Account Interest)	156,182,803	157,282,972
Mellon Financial Center at One Boston Place
One Boston Place (50.25% Account Interest)	138,810,067	139,382,942
Storage Portfolio(3) I LLC
Storage Portfolio (75% Account Interest)	50,096,024(4)	50,430,399(4)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	88,443,400	88,524,364
IDI Nationwide Industrial Portfolio
IDI Nationwide Portfolio(3) (60% Account Interest)	66,088,647(4)	64,041,442(4)
CA-Colorado Center Limited Partnership
Yahoo Center (50% Account Interest)	233,163,242	222,702,820
Florida Mall Association, Ltd.
The Florida Mall (50% Account Interest)	163,764,241(4)	162,632,565(4)
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)	28,320,826	27,894,742

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

	Value

Location / Description	3/31/05	12/31/04

West Dade County Associates	(Unaudited)
Miami International Mall (50% Account Interest)	$ 64,384,482(4)	$ 61,577,257(4)
West Town Mall Joint Venture
West Town Mall (50% Account Interest)	108,072,724(4)	107,452,790(4)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,003,068,444 and 1,060,788,630)	1,220,017,769	1,257,893,004

LIMITED PARTNERSHIPS— 0.38% and 0.40%
Essex Apartment Value Fund, LP (10% Account Interest)	10,484,495	11,434,495
Heitman Value Part Fund (8.43% Account Interest)	3,766,214	3,766,214
MONY/Transwestern Fund II (16.66% Account Interest)	7,075,763	3,134,952
MONY/Transwestern Mezzanine Realty Partners LP
(19.75% Account Interest)	10,118,041	12,486,734

TOTAL LIMITED PARTNERSHIPS
(Cost $25,888,305 and $24,931,845)	31,444,513	30,822,395

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $1,028,956,749 and $1,085,720,475)	1,251,462,282	1,288,715,399

MARKETABLE SECURITIES—19.16% and 13.54%
REAL ESTATE RELATED—4.66% and 4.79%

REAL ESTATE EQUITY SECURITIES—4.19% and 4.25%

Shares

3/31/05	12/31/04	Issuer

200,000	—	Aames Investment Corp.	1,640,000	—
70,000	70,000	Acadia Realty Trust	1,125,600	1,141,000
550,000	550,000	Affordable Residential Communities	6,957,500	7,892,500
36,685	36,685	AMB Property Corp.	1,386,693	1,481,707
—	446,100	American Campus Communities	—	10,032,789
140,000	140,000	Amli Residential Properties	3,834,600	4,480,000
46,000	46,000	Archstone-Smith Trust	1,569,060	1,761,800
232,900	232,900	Ashford Hospitality Trust	2,375,580	2,531,623
40,000	—	Avalonbay Communities Inc.	2,675,600	—
150,000	150,000	Boston Properties Inc.	9,034,500	9,700,500
—	150,000	Brandywine Realty Trust	—	4,408,500
51,800	35,000	BRE Properties	1,828,540	1,410,850
60,000	60,000	Capital Lease Funding Inc.	663,000	750,000
241,000	—	Catellus Development Corp.	6,422,650	—
45,848	—	CB Richard Ellis Group Inc.	1,604,222	—
100,000	60,000	Centerpoint Properties Trust.	4,100,000	2,873,400
143,000	143,000	Corporate Office Properties	3,786,640	4,197,050
100,000	—	Cousins Properties Inc.	2,587,000	—
434,000	434,000	Developers Diversified Realty	17,251,500	19,256,580
419,600	1,072,990	Digital Realty Trust Inc.	6,029,652	14,453,175
252,300	—	Duke Realty Corp.	7,531,155	—
700,000	—	ECC Capital Corp.	4,200,000	—
150,000	—	Equity Inns Inc.	1,654,500	—
17,000	31,875	Equity Lifestyle Properties	599,250	1,139,532

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Shares			Value

3/31/05	12/31/04	Issuer	3/31/05	12/31/04

			(Unaudited)
—	147,518	Equity Office Properties Trust	$ —	$ 4,295,724
180,000	180,000	Equity Residential	5,797,800	6,512,400
550,000	594,500	Extra Space Storage Inc.	7,425,000	7,924,685
—	413,873	Falcon Financial Investment	—	2,897,111
1,367,000	1,367,000	Feldman Mall Properties	16,554,370	17,784,670
110,000	110,000	General Growth Properties	3,751,000	3,977,600
—	75,000	Glenborough Realty Trust Inc.	—	1,596,000
912,000	912,000	GMH Communities Trust	10,679,520	12,859,200
1,800	38,818	Gramercy Capital Corp.	35,100	799,651
—	72,550	Great Wolf Resorts Inc.	—	1,620,767
75,000	75,000	HealthCare Realty Trust Inc.	2,733,000	3,052,500
400,000	350,000	Hersha Hospitality Trust	3,988,000	4,007,500
150,000	—	Hilton Hotels Corp.	3,352,500	—
236,600	168,000	Home Properties Inc.	9,180,080	7,224,000
300,000	325,000	Homebanc Corp/Ga	2,652,000	3,146,000
50,000	74,257	Impac Mortgage Holdings Inc.	959,000	1,683,406
150,000	—	Innkeepers USA Trust	1,936,500	—
300,000	300,000	Interstate Hotels & Resorts	1,446,000	1,608,000
1,908,000	1,908,000	Jameson Inns Inc.	2,804,760	3,758,760
54,000	54,000	Kimco Realty Corp.	2,910,600	3,131,460
324,443	324,443	Kite Realty Group Trust	4,671,979	4,957,489
150,000	—	Lasalle Hotel Properties	4,357,500	—
—	215,078	Lexington Corporate Properties Trust	—	4,856,461
1,266,660	1,266,660	Lodgian Inc.	12,983,265	15,579,918
162,000	162,000	LTC Properties Inc.	2,810,700	3,225,420
150,000	150,000	Macerich Company/The	7,992,000	9,420,000
30,420	30,420	Mack-Cali Realty Corp.	1,288,287	1,400,233
40,000	40,000	Mills Corp/The	2,116,000	2,550,400
150,000	150,000	Mission West Properties	1,590,000	1,596,000
138,900	—	NewCastle Investment Corp.	4,111,440	—
—	270,000	New York Mortgage Trust Inc.	—	3,024,000
100,000	100,000	Northstar Realty Finance Corp.	968,000	1,145,000
173,622	—	Novastar Financial Inc.	6,252,128	—
525,000	525,000	Origen Financial Inc.	3,627,750	3,927,000
157,500	70,700	Parkway Properties	7,355,250	3,588,025
75,000	75,000	Prentiss Properties Trust	2,562,000	2,865,000
363,400	200,000	Prologis Trust	13,482,140	8,666,000
682,353	507,000	Reckson Associates Realty Corp.	20,948,237	16,634,670
83,636	45,000	Regency Centers Corp.	3,983,583	2,493,000
255,721	255,900	Simon Property Group Inc.	15,491,578	16,549,053
200,000	—	Spirit Finance Corp.	2,172,000	—
134,869	—	Starwood Hotels & Resorts	8,096,186	—
303,820	303,820	Sunset Financial Resources	2,965,283	3,162,766
314,500	315,000	Sunstone Hotel Investors Inc.	6,746,025	6,545,700
268,200	268,200	Thomas Properties Group	3,320,316	3,416,868

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Shares			Value

3/31/05	12/31/04	Issuer	3/31/05	12/31/04

			(Unaudited)
1,400,000	1,500,000	Trizec Properties Inc.	$ 26,600,000	$ 28,380,000
100,000	100,000	United Dominion Realty Trust	2,087,000	2,480,000
160,000	77,558	Ventas Inc.	3,993,600	2,125,865
150,000	50,000	Vornado Realty Trust	10,390,500	3,806,500
175,231	—	Windrose Medical Properties	2,402,417	—

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $338,267,055 and $284,166,107 )			350,427,636	327,785,808

COMMERCIAL MORTGAGE BACKED SECURITIES—0.47% and 0.54%
Principal

3/31/05	12/31/04	Issuer, Current Rate and Maturity Date

$10,000,000	$10,000,000	Bear Stearns CMS
		3.170% 05/14/16	10,003,900	10,006,950
6,912,810	10,000,000	COMM 2004 HTL1 A1
		3.194% 07/15/16	6,919,371	10,013,820
10,000,000	10,000,000	GSMS 2001—Rock A2FL
		3.230% 05/03/18	10,174,430	10,070,610
10,000,000	10,000,000	MSDWC 2001—280 A2F
		3.260% 02/03/16	9,913,950	9,915,150
1,940,947	1,940,947	Trize 2001—TZHA A3FL
		3.324% 03/15/13	1,950,405	1,951,830

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
(Cost $38,856,562 and $41,943,872)			38,962,056	41,958,360

TOTAL REAL ESTATE RELATED
(Cost $377,123,617 and $326,109,979 )			389,389,692	369,744,168

OTHER—14.50% and 8.75%
COMMERCIAL PAPER—9.50% and 4.51%
11,440,000	—	Abbey National North America, LLC
		2.760% 04/19/05	11,423,215	—
20,000,000	—	ABN AMRO North America Finance, Inc.
		2.740% 05/09/05	19,938,250	—
6,090,000	25,000,000	American Honda Finance, Corp.
		2.630% 04/19/05	6,081,065	24,981,667
18,000,000	—	American Honda Finance, Corp.
		2.660% 04/13/05	17,981,995	—
20,000,000	—	Bank of Nova Scotia
		2.750% 05/11/05	19,935,083	—
15,000,000	10,000,000	Beta Finance, Inc.
		2.770% 05/19/05	14,940,587	9,991,445
1,200,000	15,000,000	Beta Finance, Inc.
		2.980% 06/20/05	1,191,900	14,980,050
20,000,000	18,100,000	BMW US Capital Corp.
		2.750% 05/16/05	19,925,633	18,077,073
4,970,000	13,000,000	CC (USA), Inc.
		2.530% 04/08/05	4,966,941	12,988,878
2,205,000	—	CC (USA), Inc.
		2.560% 04/01/05	2,204,826	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Principal			Value

3/31/05	12/31/04	Issuer, Current Rate and Maturity Date	3/31/05	12/31/04

			(Unaudited)
$ 5,065,000	$ —	CC (USA), Inc.
		2.940% 06/02/05	$ 5,038,808	$ —
11,000,000	—	CC (USA), Inc.
		2.650% 04/11/05	10,990,690	—
5,190,000	3,100,000	Ciesco LP
		2.640% 04/25/05	5,179,980	3,097,537
15,695,000	—	Ciesco LP
		2.830% 05/13/05	15,641,571	—
10,000,000	—	Citicorp
		2.700% 04/28/05	9,978,378	—
10,435,000	—	Coca Cola Co
		2.700% 04/28/05	10,412,437	—
15,695,000	25,000,000	Corporate Asset Funding Corp, Inc.
		2.620% 04/14/05	15,678,093	24,949,625
9,000,000	—	Corporate Asset Funding Corp, Inc.
		2.820% 05/09/05	8,972,212	—
3,055,000	—	Delaware Funding Corp.
		2.650% 04/08/05	3,053,119	—
20,000,000	—	Dexia Bank
		2.470% 04/04/05	19,999,326	—
5,000,000	—	Dexia Bank
		2.735% 05/17/05	4,998,344	—
13,585,000	—	Dorada Finance Inc.
		2.540% 04/11/05	13,573,502	—
11,000,000	—	Dorada Finance Inc.
		2.800% 05/16/05	10,959,098	—
15,000,000	—	Edison Asset Securitization, LLC
		2.670% 04/22/05	14,974,517	—
25,000,000	—	FCAR Owner Trust I
		2.820% 05/12/05	24,916,875	—
20,000,000	2,670,000	Fortune Brands
		2.850% 05/10/05	19,936,667	2,668,205
3,615,000	—	Fortune Brands
		2.850% 05/11/05	3,603,266	—
20,000,000	—	General Electric Capital Corp.
		2.880% 06/07/05	19,888,367	—
9,191,000	15,000,000	Govco Inc.
		2.600% 04/19/05	9,177,515	14,990,833
5,000,000	10,000,000	Govco Inc.
		2.780% 05/11/05	4,983,771	9,986,700
—	25,000,000	Greyhawk Funding, LLC
		2.140% 02/01/05	—	24,948,000
—	10,750,000	Harley—Davidson Funding Corp.
		2.230% 02/14/05	—	10,718,556
4,330,000	—	Harrier Finance Funding (US), LLC
		2.660% 04/25/05	4,321,641	—
15,000,000	—	Harrier Finance Funding (US), LLC
		2.570% 04/06/05	14,993,075	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Principal			Value

3/31/05	12/31/04	Issuer, Current Rate and Maturity Date	3/31/05	12/31/04

			(Unaudited)
$ 2,140,000	$ —	Harrier Finance Funding (US), LLC
		2.820% 05/20/05	$ 2,131,351	$ —
10,000,000	9,565,000	Kitty Hawk Funding Corp.
		2.740% 04/12/05	9,990,767	9,550,461
15,000,000	15,000,000	Kitty Hawk Funding Corp.
		2.790% 04/26/05	14,969,883	14,975,300
25,000,000	—	Links Finance LLC
		2.520% 04/05/05	24,990,382	—
25,000,000	—	McGraw—Hill, Inc.
		2.750% 04/28/05	24,945,945	—
20,000,000	—	Morgan Stanley
		2.790% 04/06/05	19,990,767	—
20,000,000	10,000,000	Paccar Financial Corp.
		2.710% 04/14/05	19,978,456	9,984,800
20,000,000	—	Park Avenue Receivables Corp.
		2.650% 04/07/05	19,989,228	—
20,000,000	—	Pfizer, Inc.
		2.900% 05/31/05	19,899,858	—
16,000,000	—	Pitney Bowes Inc.
		2.750% 04/11/05	15,986,458	—
21,342,000	—	Preferred Receivables Funding Corp.
		2.790% 04/21/05	21,307,390	—
19,000,000	10,000,000	Private Export Funding Corp.
		3.170% 08/29/05	18,740,993	9,992,667
5,555,000	—	Proctor & Gamble
		2.940% 06/20/05	5,517,504	—
18,401,000	25,000,000	Rabobank USA Financial Corp.
		2.560% 04/01/05	18,399,548	24,946,375
3,275,000	—	Rabobank USA Financial Corp.
		2.780% 05/03/05	3,266,444	—
—	23,135,000	Royal Bank of Canada
		1.960% 01/18/05	—	23,108,626
25,000,000	16,430,000	Royal Bank of Scotland PLC
		2.690% 05/02/05	24,936,667	16,393,690
10,190,000	—	Scaldis Capital LLC
		2.950% 06/15/05	10,125,463	—
—	2,000,000	Sherwin—Williams Co.
		2.240% 01/20/05	—	1,997,467
10,490,000	—	Sigma Finance Inc.
		2.640% 04/12/05	10,480,314	—
14,000,000	15,000,000	Sigma Finance Inc.
		2.660% 04/20/05	13,978,378	14,965,875
15,000,000	—	Societe Generale North America, Inc.
		2.770% 04/19/05	14,977,992	—
7,235,000	—	Societe Generale North America, Inc.
		2.780% 04/04/05	7,232,773	—
20,000,000	—	Suntrust Bank
		2.680% 05/03/05	19,995,293	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Principal			Value

3/31/05	12/31/04	Issuer, Current Rate and Maturity Date	3/31/05	12/31/04

			(Unaudited)
$20,000,000	$25,000,000	Toronto Dominion Bank
		3.160% 09/14/05	$ 19,982,078	$ 24,977,213
10,000,000	25,000,000	UBS Finance, (Delaware) Inc.
		2.790% 05/03/05	9,973,875	24,990,500
15,000,000	—	UBS Finance, (Delaware) Inc.
		2.770% 04/25/05	14,971,042	—
23,210,000	—	Variable Funding Capital Corp.
		2.930% 05/23/05	23,110,564	—
15,036,000	—	Yorktown Capital, LLC
		2.780% 04/19/05	15,013,939	—

TOTAL COMMERCIAL PAPER (Cost $794,877,468 and $348,329,276 )			794,744,099	348,261,543

GOVERNMENT AGENCY BONDS—5.00% and 4.24%
—	9,380,000	Federal Farm Credit Bank
		1.780% 03/15/05	—	9,334,882
—	8,603,000	Federal Farm Credit Bank
		1.220% 01/07/05	—	8,599,403
7,860,000	7,860,000	Federal Home Loan Bank
		2.620% 04/21/05	7,847,667	7,798,928
3,865,000	18,000,000	Federal Home Loan Bank
		2.940% 08/24/05	3,816,095	17,992,475
22,190,000	22,825,000	Federal Home Loan Bank
		2.640% 04/27/05	22,145,232	22,795,841
30,000,000	20,700,000	Federal Home Loan Bank
		2.700% 04/15/05	29,966,375	20,636,761
11,070,000	11,245,000	Federal Home Loan Bank
		2.740% 05/13/05	11,033,242	11,227,214
14,110,000	8,510,000	Federal Home Loan Bank
		2.780% 05/18/05	14,056,570	8,471,280
15,300,000	20,000,000	Federal Home Loan Mortgage Corp.
		2.800% 04/05/05	15,294,348	19,995,222
13,745,000	15,000,000	Federal Home Loan Mortgage Corp.
		2.800% 04/26/05	13,718,296	14,993,546
27,659,000	15,540,000	Federal Home Loan Mortgage Corp.
		2.990% 07/12/05	27,418,428	15,516,366
14,500,000	—	Federal Home Loan Mortgage Corp.
		2.725% 05/04/05	14,461,929	—
12,300,000	—	Federal Home Loan Mortgage Corp.
		2.620% 04/19/05	12,282,537	—
16,160,000	—	Federal Home Loan Mortgage Corp.
		2.840% 06/27/05	16,043,863	—
25,900,000	—	Federal Home Loan Mortgage Corp.
		2.930% 06/20/05	25,728,672	—
13,055,000	—	Federal Home Loan Mortgage Corp.
		2.700% 05/06/05	13,018,707	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2005

Principal			Value

3/31/05	12/31/04	Issuer, Current Rate and Maturity Date	3/31/05	12/31/04

			(Unaudited)
$ 9,775,000	$ —	Federal Home Loan Mortgage Corp.
		2.700% 05/05/05	$ 9,748,580	$ —
25,030,000	—	Federal Home Loan Mortgage Corp.
		2.810% 05/24/05	24,923,372	—
600,000	—	Federal Home Loan Mortgage Corp.
		2.850% 06/13/05	596,436	—
22,280,000	22,280,000	Federal National Mortgage Association
		2.480% 04/29/05	22,231,721	22,094,408
75,000,000	50,000,000	Federal National Mortgage Association
		2.600% 04/01/05	74,994,458	49,942,208
12,070,000	25,000,000	Federal National Mortgage Association
		2.680% 05/04/05	12,038,309	24,980,590
21,600,000	31,925,000	Federal National Mortgage Association
		2.670% 04/20/05	21,567,720	31,919,281
25,000,000	32,184,000	Federal National Mortgage Association
		2.600% 04/18/05	24,966,375	32,174,390
—	9,270,000	Federal National Mortgage Association
		2.270% 01/26/05	—	9,255,335

TOTAL GOVERNMENT AGENCY BONDS (Cost $417,962,027 and $327,794,989)			417,898,932	327,728,130

TOTAL OTHER (Cost $1,212,839,495 and $676,124,265)			1,212,643,031	675,989,673

TOTAL MARKETABLE SECURITIES (Cost $1,589,963,112 and $1,002,234,244)			1,602,032,723	1,045,733,841

TOTAL INVESTMENTS—100.00% (Cost $8,023,333,150 and $7,403,520,074)			$8,362,004,880	$7,725,918,490

(1)	The property has a mortgage note payable outstanding, as indicated in Note 5.

(2)	Leasehold interest only.

(3)	Located throughout the U.S.

(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

As of March 31, 2005, the TIAA Real Estate Account owned a total of 102 real estate properties, representing 80.46% of the Account’s total investment portfolio (12 of which were held in joint ventures). This real estate portfolio included 42 office properties (seven of which are held in joint ventures), 30 industrial properties (including one joint venture), 21 apartment complexes, 8 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

During the first quarter of 2005, the Account purchased one industrial property for approximately $18.4 million and sold one industrial property for approximately $3.8 million. Since the end of the First Quarter 2005, the Account has closed on three transactions: the purchase of two office buildings (including one subject to debt) for a total net investment of approximately $148.6 million and the purchase of one retail property for the approximate amount of $15.0 million.

The following two charts below reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the value of each property as stated in the Account’s financial statements as of March 31, 2005.

	Real Estate Asset Diversification by Value

	East (29)	Midwest (14)	South (24)	West (33)	Various* (2)	TOTAL (102)
Office (42)	24.25%	5.41%	10.24%	19.93%	0.00%	59.83%
Industrial (30)	2.97%	2.40%	3.77%	8.73%	0.98%	18.85%
Apartment (21)	3.84%	0.44%	3.11%	4.85%	0.00%	12.24%
Retail (8)	1.20%	0.25%	5.17%	1.72%	0.00%	8.34%
Other (1) **	0.00%	0.00%	0.00%	0.00%	0.74%	0.74%

TOTAL	32.26%	8.50%	22.29%	35.23%	1.72%	100.00%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.
**	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings

				% of
			Value(1)	Real Estate	% of Total
Property Name	State	Property Type	(000,000)	Investments	Investments

1001 Pennsylvania Avenue	Washington, D.C.	Office	$467.2(2)	6.94%	5.59%
IDX Tower	WA	Office	$353.0(3)	5.25%	4.22%
50 Fremont	CA	Office	$325.8(4)	4.84%	3.90%
Four Oaks Place	TX	Office	$257.6	3.83%	3.08%
Yahoo Center	CA	Office	$233.2	3.47%	2.79%
1900 K Street	Washington, D.C.	Office	$219.0	3.25%	2.62%
780 Third Avenue	NY	Office	$197.0	2.93%	2.36%
Ontario Industrial Portfolio	CA	Industrial	$186.1(5)	2.77%	2.23%
701 Brickell	FL	Office	$179.2	2.66%	2.14%
The Florida Mall	FL	Retail	$163.8	2.43%	1.96%

(1)	Value as reported in the 03/31/05 Statement of Investments. Investments owned 100% are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(2)	This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $257.2, representing 3.82% of the Total Real Estate Investments and 3.08% of Total Investments.

(3)	This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $208.0, representing 3.09% of the Total Real Estate Investments and 2.49% of Total Investments.

(4)	This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $190.8, representing 2.84% of the Total Real Estate Investments and 2.28% of Total Investments.

(5)	This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $176.7, representing 2.63% of the Total Real Estate Investments and 2.11% of Total Investments.

As of March 31 2005, the Account also held investments in real estate limited partnerships representing 0.38% of the Total Investments portfolio, real estate equity securities, representing 4.19% of the portfolio, commercial mortgage backed securities (CMBS), representing 0.47% of the portfolio, commercial paper representing 9.50% of the portfolio, and government agency bonds, representing 5.00% of the portfolio.

Real Estate Market Outlook in General

The Bureau of Labor Statistics (BLS) reported in March that payroll employment rose by a modest 110,000, but by an average of 159,000 during the first quarter of 2005. While the national economy is expanding at a moderate pace, rising energy prices and steady increases in short term interest rates by the Federal Reserve have resulted in recent declines in consumer confidence and a dip in consumer spending. Nonetheless, the Federal Reserve’s April 2005 “Beige Book” reported that “...business activity continued to expand in all twelve Federal Reserve Districts from late February through early April.”

While real estate market conditions have generally improved for each of the sectors, the March 2005 “Beige Book” described the commercial real estate markets as “varied”, with the New York, Richmond and San Francisco Districts reporting the strongest results. Office vacancies declined for the seventh consecutive month, reflecting the growth in payroll employment. Torto Wheaton Research reported that office market vacancies averaged 15.1% as of the end of the first quarter of 2005 as compared to 16.7% as of the same period in 2004. Similarly, the industrial market conditions continued to improve, with vacancies declining for three consecutive quarters. Torto Wheaton Research reported that the industrial market vacancies averaged 10.9% as of the end of the first quarter of 2005, compared to 11.7% as of the first quarter of 2004.

Apartment markets also showed modest improvement. M/PF Research reported that vacancy rates in institutional investment grade apartments averaged 5.6% as of the fourth quarter 2004, compared with 6.4% for the fourth quarter of 2003. (Data for the first quarter 2005 is not yet available. Because of seasonality in leasing, it is best to compare available data with data for the same quarter in the prior year.) The improvement over the course of the year was evidenced by four consecutive quarters of rent growth, including a 1.7% increase in the fourth quarter of 2004, The improvement in apartment markets was notable given that new and existing home sales were strong throughout the year, a pattern which continued during the first quarter of 2005.

Nationally, retail sales slowed during the first quarter of 2005. The April 2005 “Beige Book” reported that most districts reported improving retail sales overall, with several showing flat or disappointing results. This sluggish performance was generally attributed to weather and/or rising energy and gasoline prices. Available data, however, suggest that retail markets are well positioned to weather a modest decline in spending. Reis, Inc. reported that vacancies in shopping malls fell to 5.3% in the fourth quarter of 2004, which is the lowest level in three-and-a-half years. (Data for the first quarter of 2005 is not yet available.) Vacancies in neighborhood and community centers were 6.8% in the fourth quarter of 2004 compared with 6.9% in the 4th quarter of 2003. Absorption of available retail space during the fourth quarter of 2004 totaled nine million sq. ft., the highest in four years.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Performance

In total dollars the Account had a 15% net increase in net assets resulting from operations, $114,511,656 as of the end of the first quarter 2005, as compared to $99,622,233 as of the end of the first quarter 2004. The primary reason for this was a net increase in real estate income as a result of real estate acquisitions over the period.

For the three months ended March 31, 2005, the Account’s total net return was 1.52%. This was 49 basis points lower than the return of 2.01% for the three months ending March 31, 2004. The returns were lower in the 2005 period as compared to the same time in 2004 primarily due to a significant increase in the total net assets of the Acount, as well as the dampening effect of volatility experienced by its real estate equity securities holdings.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, increased by 54% for the three months ended March 31, 2005 compared to the same period in 2004. This increase was due to a 50% increase in total net assets, which included a 57% increase in the Account’s real estate holdings, including joint ventures.

The Account’s real estate holdings including income from real estate joint ventures and limited partnerships generated approximately 90% of the Account’s total investment income (before deducting Account level expenses) during the three months ended March 31, 2005, as compared to 92% for the three month period ended March 31, 2004. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 55% in the three months ended March 31, 2005 compared with the same period in 2004. The higher real estate income for the three months ended March 31, 2005 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures and limited partnerships was $16,201,553 and $10,052,991 for the three months ended March 31, 2005 and March 31, 2004, respectively. This 61% increase in joint venture income was primarily due to the timing of receipt of additional income from joint venture interests purchased in the fourth quarter of 2004, as well as increased leasing activity in several existing joint venture interests. Interest income on the Account’s marketable securities investments for the three months ended March 31, 2005 and 2004 totaled $5,874,621 and $1,772,803, respectively. This increase was due to a increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s investments in real estate equity securities increased to $4,743,394 from $3,954,036 for the three months ended March 31, 2005 and March 31, 2004, respectively.

Total property level expenses for the three months ended March 31, 2005 and 2004 were $61,749,591 and $37,297,038, respectively. The 65% increase in property level expenses during the three months ended March 31, 2005 reflected the increased number of properties held in the Account. In addition, in 2005 the Account incurred interest expense of $8,015,610 for mortgages on several of its real estate holdings.

The Account also incurred expenses for the three months ended March 31, 2005 and 2004 of $4,014,442 and $3,154,486, respectively, for investment advisory services, $5,956,858 and $4,027,093 respectively, for administrative and distribution services and $1,876,878 and $1,238,660, respectively, for the mortality, expense risk and liquidity guarantee charges. The 41% increase in these expenses is a result of the larger net asset base of the Account and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

The Account had net realized and unrealized gains of $21,210,579 and $39,194,907 for the three months ended March 31, 2005 and 2004, respectively. The decrease in net realized and unrealized gains was primarily due to net realized and unrealized losses on the Account’s marketable securities during the period ended March 31, 2005 of $26,476,452 compared to substantial net realized and unrealized gains on its marketable securities in the three-months ended March 31, 2004 of $25,484,713. The Account posted net realized and unrealized gains of $28,176,422 and losses of $13,583,646 on its real estate investments for the three months ended March 31, 2005 and 2004, respectively. The increase in net realized and unrealized gain for the real estate is due to the significant inflow of capital into the real estate market from institutional and other investors which has increased the pricing of real estate investments. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $19,510,609 for the three months ended March 31, 2005, as compared to unrealized gains of $27,293,840 for the same period in 2004. The decline in unrealized gains on the Account’s joint venture and limited partnership holdings is primarily due to a moderation in the appreciation of the real estate owned by the underlying entities.

During the three months ended March 31, 2005, the Account sold one property for $3,825,000.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, the Account’s liquid assets (i.e., its real estate equity securities, CMBSs, commercial paper, government securities and cash) had a value of $1,602,412,299 and $1,045,733,841, respectively. The increase in the Account’s liquid assets is primarily due to net positive inflow of transfers and premiums into the Account.

During the three months ended March 31, 2005, the Account received $225,790,274 in premiums and $298,766,769 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2004, the Account received $164,850,645 in premiums and $180,858,568 in net participant transfers. The Account’s liquid assets, exclusive of the REITs, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property — i.e., to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net assets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2005, 19.16% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

The Account’s investments in marketable securities are subject to the following general risks:

•	financial risk — for debt securities, the possibility that the issuer won’t be able to pay principal and interest when due, and for common or preferred stock, the possibility that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•	market risk — price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

•	interest rate volatility, which may affect current income from an investment.

In addition, mortgage-backed securities are subject to prepayment risk (i.e., the risk that borrowers will repay the loans early). If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

In addition to these risks, REITs and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and partici-

pation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2005. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2005, except as noted below.

The registrant had previously consolidated its investments in certain joint ventures prior to December 31, 2004, as a result of the registrant’s majority financial interest in, and shared control of, those joint ventures. Based on consultations with Ernst & Young LLP in connection with its audit of the registrant’s 2004 financial statements, it was determined that the investments in certain joint ventures that had previously been treated as consolidated subsidiaries in 2003 and 2002 should instead be treated as investments in unconsolidated joint ventures, despite the fact that the registrant owned a majority financial interest in the entities. Ernst & Young LLP audited both the registrant’s 2003 and 2002 consolidated financial statements. The registrant’s 2003 and 2002 financial statements were restated in the registrant’s 2004 Form 10-K, filed in April 2005, to show the treatment of these investments consistently with the 2004 treatment, which reflected the registrant’s equity in the net assets and operations of the underlying entities. The interim 2004 financial statements contained herein have been restated to conform to the 2004 treatment. This restatement did not affect the registrant’s total net assets, net asset value per accumulation unit, net increase in net assets resulting from operations nor the Account’s total return, as previously reported in the Account’s interim 2004 financial statements.

Ernst & Young LLP determined, in connection with its audit of the registrant’s 2004 financial statements, that pursuant to Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of the registrant’s previously issued financial statements indicated a material weakness, notwithstanding the fact that the adjustment had no net impact on net assets and operations. This determination was reported to the registrant’s Audit Committee.

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

(b) Changes in internal controls over financial reporting. There have been no significant changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting, except as noted in Item 4(a) above.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There are no material current or pending legal proceedings that the Account is a party to, or to which the Account’s assets are subject.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

Departure of Directors or Principal Officers; Election of Directors;
Appointment of Principal Officers.

On May 10, 2005, TIAA-CREF issued a press release announcing that Elizabeth A. Monrad, Executive Vice President and Chief Financial Officer of Teachers Insurance and Annuity Association of America (“TIAA”), has requested, and been granted, an unpaid leave of absence without day-to-day responsibility at the company. On May 9, 2005, Russell Noles, currently Vice President, Internal Audit for TIAA, was appointed to serve as acting Chief Financial Officer during Ms. Monrad’s leave of absence. The text of the press release is included as Exhibit 99 to this Form 10-Q. Mr. Noles, age 46, has served as Vice President, Internal Audit for TIAA since July 2004. From November 2001 to June 2004, he was Vice President of Internal Audit for the St. Paul Companies (which became St. Paul Travelers Company, upon a merger with Travelers Property & Casualty, in April 2004). Prior to that, he was Vice President of Internal Audit for US WEST Inc./Qwest, where he was employed since 1984.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

(3)	(A)	Charter of TIAA (as amended) [1]
	(B)	Bylaws of TIAA (as amended) [1]

(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[3] Keogh Contract,[4] Retirement Select and Retirement

(4)	(A)	Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts. [4]
	(B)	Forms of Income-Paying Contracts [3]

(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group,[5] as amended [6]
	(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996) [3]
	(C)	Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1)) [2]

(31)	Rule 13a-15(e)/15d-15(e) Certifications

(32)	Section 1350 Certifications

(99)	Press Release

1 - Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration statement on Form S-1 filed December 22, 2004 (File No. 333-121493).

2 - Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

3 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

4 - Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

5 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account’s Registration Statement on Form S-1 filed April 26, 2000 (File No. 333-22809).

6 - Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration statement on Form S-1 filed April 29, 2003 (File No. 333-83964).

(b)     REPORTS ON 8-K. The Account filed a report on Form 8-K on March 3, 2005 under Items 4.01 and 9.01 of the form with respect to a change in the Account’s certifying accountant. After the end of the quarter, the Account filed a report on Form 8-K on May 6, 2005 under Items 4.01 and 9.01 of the form with respect to appointment and engagement of the Account’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2005

TIAA REAL ESTATE ACCOUNT

By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: May 13, 2005

By:	/s/ Russell Noles

Russell Noles
Vice President and
Acting Chief Financial Officer