Form 10-Q
period 2005-06-30
TIAA REAL ESTATE ACCOUNT
filed 2005-08-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

     Yes [X]     No [   ]

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
JUNE 30, 2005

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2005	December 31, 2004

		(Unaudited)
ASSETS
Investments, at value:
Real estate properties
(cost: $5,821,775,126 and $5,315,565,355)		$6,097,815,142	$5,391,469,250
Real estate joint ventures and limited partnerships
(cost: $998,837,078 and $1,085,720,475)		1,262,357,184	1,288,715,399
Marketable securities:
Real estate related
(cost: $368,392,611 and $326,109,979)		405,289,143	369,744,168
Other
(cost: $1,825,399,562 and $676,124,265)		1,825,086,248	675,989,673

Total Investments
(cost: $9,014,404,377 and $7,403,520,074)		9,590,547,717	7,725,918,490
Cash		17,529,944	—
Due from investment advisor		9,691,391	4,185,034
Other		126,111,012	113,876,400

	TOTAL ASSETS	9,743,880,064	7,843,979,924

LIABILITIES
Mortgage notes payable—Note 5		684,393,231	499,479,256
Amount due to bank		—	231,476
Payable for securities transactions		43,628,661	—
Accrued real estate property level expenses		80,908,012	84,959,882
Security deposits held		14,466,125	13,759,324

	TOTAL LIABILITIES	823,396,029	598,429,938

NET ASSETS
Accumulation Fund		8,648,973,720	7,015,717,162
Annuity Fund		271,510,315	229,832,824

	TOTAL NET ASSETS	$8,920,484,035	$7,245,549,986

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7		38,782,879	33,337,597

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6		$223.01	$210.44

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS (Unaudited)

		For the		For the
		Three Months Ended		Six Months Ended
		June 30		June 30

		2005	2004	2005	2004

			(Restated)		(Restated)
INVESTMENT INCOME
Real estate income, net:
Rental income		$145,633,320	$ 92,538,090	$285,712,598	$182,902,863

Real estate property level expenses and taxes:
Operating expenses		36,947,719	22,730,526	71,205,870	47,239,545
Real estate taxes		21,962,749	13,473,538	41,438,579	26,261,557
Interest expense		9,482,304	—	17,497,914	—

	Total real estate property level
	expenses and taxes	68,392,772	36,204,064	130,142,363	73,501,102

	Real estate income, net	77,240,548	56,334,026	155,570,235	109,401,761
Income from real estate joint ventures		15,329,894	4,104,571	31,531,447	14,157,562
Interest		11,251,893	3,083,439	17,126,514	4,856,242
Dividends		7,547,397	5,641,403	12,290,791	9,595,439

	TOTAL INCOME	111,369,732	69,163,439	216,518,987	138,011,004

Expenses—Note 2:
Investment advisory charges		4,312,907	2,748,599	8,327,349	5,903,085
Administrative and distribution charges		5,970,843	3,186,726	11,927,701	7,213,819
Mortality and expense risk charges		1,457,241	944,898	2,752,778	1,811,960
Liquidity guarantee charges		823,551	428,490	1,404,892	800,088

	TOTAL EXPENSES	12,564,542	7,308,713	24,412,720	15,728,952

	INVESTMENT INCOME, NET	98,805,190	61,854,726	192,106,267	122,282,052

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Real estate properties		20,030,078	(74,394)	20,013,809	(74,394)
Marketable securities		15,110,869	7,012,352	20,064,403	20,969,395

Total realized gain (loss) on investments		35,140,947	6,937,958	40,078,212	20,895,001

Net change in unrealized appreciation (depreciation) on:
Real estate properties		162,431,924	17,477,647	190,624,615	3,894,001
Other real estate related investments		41,014,573	55,035,158	60,525,182	82,328,998
Marketable securities		24,513,609	(22,971,394)	(6,916,377)	(11,443,724)

Net change in unrealized appreciation on investments		227,960,106	49,541,411	244,233,420	74,779,275

	NET REALIZED AND UNREALIZED
	GAIN ON INVESTMENTS	263,101,053	56,479,369	284,311,632	95,674,276

	NET INCREASE IN NET ASSETS
	RESULTING FROM OPERATIONS	$361,906,243	$118,334,095	$476,417,899	$217,956,328

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

		For the		For the
		Three Months Ended		Six Months Ended
		June 30		June 30

		2005	2004	2005	2004

			(Restated)		(Restated)
FROM OPERATIONS
Investment income, net		$ 98,805,190	$ 61,854,726	$ 192,106,267	$ 122,282,052
Net realized gain (loss) on investments		35,140,947	6,937,958	40,078,212	20,895,001
Net change in unrealized appreciation (depreciation)on investments		227,960,106	49,541,411	244,233,420	74,779,275

	NET INCREASE IN NET ASSETS
	RESULTING FROM OPERATIONS	361,906,243	118,334,095	476,417,899	217,956,328

FROM PARTICIPANT TRANSACTIONS
Premiums		246,067,474	172,376,902	471,857,748	337,227,547
Net transfers from TIAA		55,210,135	31,090,911	91,330,741	51,364,495
Net transfers from CREF Accounts		485,466,880	228,347,284	746,952,115	388,932,268
Net transfers from (to) TIAA-CREF Institutional Mutual Funds		11,355,472	(6,928,080)	12,516,400	(6,928,080)
Annuity and other periodic payments		(8,740,524)	(5,817,072)	(17,590,450)	(12,042,335)
Withdrawals and death benefits		(54,107,707)	(47,667,424)	(106,550,404)	(72,794,157)

	NET INCREASE IN NET
	ASSETS RESULTING FROM
	PARTICIPANT TRANSACTIONS	735,251,730	371,402,521	1,198,516,150	685,759,738

	NET INCREASE IN NET ASSETS	1,097,157,973	489,736,616	1,674,934,049	903,716,066
NET ASSETS
Beginning of period		7,823,326,062	5,207,401,611	7,245,549,986	4,793,422,161

End of period		$8,920,484,035	$5,697,138,227	$8,920,484,035	$5,697,138,227

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS (Unaudited)

		For the		For the
		Three Months Ended		Six Months Ended
		June 30		June 30

		2005	2004	2005	2004

			(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting
from operations		$ 361,906,243	$ 118,334,095	$ 476,417,899	$ 217,956,328
Adjustments to reconcile net increase in
net assets resulting from operations to
net cash used in operating activities:
Purchase of real estate properties		(297,563,731)	(192,250,941)	(315,950,189)	(203,482,658)
Capital improvements on real estate properties		(14,829,750)	(14,591,174)	(34,379,424)	(23,859,118)
Proceeds from sale of real
estate properties		117,886,588	—	121,711,588	—
Increase in other investments		(585,934,891)	(140,961,550)	(1,166,699,570)	(595,308,827)
(Increase) decrease in other assets		(19,675,968)	48,070,931	(17,740,969)	16,268,528
(Decrease) increase in amounts due to bank		—	(756,189)	(231,476)	250,903
Increase (decrease) in accrued real estate
property level expenses and taxes		4,805,920	(13,405,656)	(4,051,870)	(1,353,195)
Increase (decrease) in security
deposits held		567,906	(847,068)	706,801	(557,423)
Increase (decrease) in other liabilities		(22,162,626)	(118,515,600)	43,542,636	—
Net realized gain on total investments		(35,140,947)	(6,937,958)	(40,078,212)	(20,895,001)
Unrealized gain on total investments		(227,960,106)	(49,541,411)	(244,233,420)	(74,779,275)

	NET CASH USED IN
	OPERATING ACTIVITIES	(718,101,362)	(371,402,521)	(1,180,986,206)	(685,759,738)

CASH FLOWS FROM PARTICIPANT TRANSACTIONS
Premiums		246,067,474	172,376,902	471,857,748	337,227,547
Net transfers from TIAA		55,210,135	31,090,911	91,330,741	51,364,495
Net transfers from CREF Accounts		485,466,880	228,347,284	746,952,115	388,932,268
Net transfers from (to) TIAA-CREF
Institutional Mutual Funds		11,355,472	(6,928,080)	12,516,400	(6,928,080)
Annuity and other periodic payments		(8,740,524)	(5,817,072)	(17,590,450)	(12,042,335)
Withdrawals and death benefits		(54,107,707)	(47,667,424)	(106,550,404)	(72,794,157)

	NET CASH PROVIDED BY
	PARTICIPANT TRANSACTIONS	735,251,730	371,402,521	1,198,516,150	685,759,738

	NET INCREASE IN CASH	17,150,368	—	17,529,944	—
CASH
Beginning of period		379,576		—	—

End of period		$ 17,529,944	$ —	$ 17,529,944	$ —

Supplemental disclosure: cash paid
for interest		$ 9,411,395	$ —	$ 17,427,005	$ —

Debt assumed in acquisition of property		$ 185,000,000	$ —	$ 185,000,000	$ —

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in limited partnerships and owns real estate joint ventures in which the Account does not hold a controlling interest. Such joint ventures are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with U. S. generally accepted accounting principles which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account. See the December 31, 2004 10K of the Account for complete notes to the financial statements.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, The Townsend Group, must approve all independent appraisers used by the Account. The independent fiduciary can require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly appraisal, or otherwise to ensure that the Account is valued correctly. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. The independent fiduciary, The Townsend Group, is appointed by a special subcommittee of TIAA’s Board of Trustees. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; however, the value of the property may be adjusted if it is determined that the fair value of the outstanding debt could have a material affect on the equity investment value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined. The Account recognizes a gain to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is marked-to-market and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the calculation of realized gains/losses.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA. The Account should incur no material federal income tax attributable to the net investment experience of the Account.

Restatement and Reclassifications: In prior years’ financial statements, the Account had consolidated joint ventures in which it held a majority financial interest and had joint control over significant decisions with its minority partner. It was determined that such investments should not have been consolidated because the Account did not have a majority of the voting rights to control significant decisions. As a result, the Account has restated its interim 2004 financial statements to conform to the treatment used at December 31, 2004, which reflects the Account’s equity in net assets and operations of the underlying entities. This restatement did not affect the Account’s total net assets, net asset value per accumulation unit, net increase in net assets resulting from operations or the Account’s total return, as previously reported in the Account’s 2004 and financial statements. In addition, the Account changed the presentation of operating results in its interim 2004 financial statements to eliminate discontinued operations reporting, which more appropriately reflects the Account’s business activities.

Note 2—Management Agreements

Investment advisory services for the Account are provided by TIAA employees, under the direction of TIAA’s Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are also subject to review by the Account’s independent fiduciary, The Townsend Group. TIAA also provides all portfolio accounting and related services for the Account.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2104. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2005	$ 560,649,151
2006	554,125,280
2007	512,152,856
2008	456,891,705
2009	401,273,483
2010-2104	1,276,288,797

Total	$3,761,381,272

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Unconsolidated Joint Ventures

The Account owns several real estate properties through unconsolidated joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable at June 30, 2005 is $344,401,007. The Accounts’ equity in the joint ventures at June 30, 2005 is $1,220,878,728. A condensed summary of the financial position and results of operations of the joint ventures is shown below.
	June 30, 2005	December 31, 2004

Assets
Real estate properties	$2,771,523,949	$2,760,426,300
Other assets	62,825,107	55,021,655

Total assets	$2,834,349,056	$2,815,447,955

Liabilities and Equity
Mortgage notes payable,
including accrued interest	$617,302,014	$618,773,569
Other liabilities	63,180,551	47,389,201

Total liabilities	680,482,565	666,162,770
Equity	2,153,866,491	2,149,285,185

Total liabilities and equity	$2,834,349,056	$2,815,447,955

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

		Restated		Restated
Operating Revenues and Expenses
Revenues	$67,061,693	$56,788,339	$129,340,661	$112,072,146
Expenses	32,908,282	28,234,947	67,827,683	55,805,022

Excess of revenues over expenses	$34,153,411	$28,553,392	$ 61,512,978	$ 56,267,124

Note 5—Mortgage Payable

Property	Interest Rate	Amount	Due

50 Fremont	6.40% paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.24% paid monthly	9,393,231(a)	May 01, 2011
IDX Tower	6.40% paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000,000	August 21, 2013
99 High Street	4.50% paid monthly(b)	185,000,000	January 9, 2008

Total		$684,393,231

(a)     Principal payments due monthly with balloon payment of $8,127,115 due on May 1, 2011.

(b)     Debt assumed in conjunction with property acquired during the three months ended June 30, 2005. The interest rate is 30 day Libor plus 1.42%.

Principal on mortgage notes payable is due as follows:

Amount

2005	$ 87,335
2006	186,862
2007	201,415
2008	185,215,163
2009	233,858
Thereafter	498,468,598

Total	$684,393,231

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

`
		For the
		Six Months
		Ended	For the Years Ended December 31,
		June 30,
		2005	2004	2003	2002	2001	2000

		(Unaudited)		(Restated)	(Restated)	(Restated)	(Restated)

Per Accumulation Unit Data:
Rental income		$ 7.803	$ 13.422	$ 15.584	$ 14.225	$ 14.862	$ 14.530
Real estate property
level expenses		3.554	5.331	5.890	4.819	4.754	4.674

	Real estate income, net	4.249	8.091	9.694	9.406	10.108	9.856
Income from real estate
joint ventures		.861	1.935	1.379	0.807	0.130	0.056
Dividends and interest		.804	1.406	0.839	1.249	1.950	2.329

	Total income	5.914	11.432	11.912	11.462	12.188	12.241
Expense charges (1)		.667	1.241	1.365	1.101	0.995	0.998

	Investment income, net	5.247	10.191	10.547	10.361	11.193	11.243
Net realized and unrealized gain (loss) on investments		7.319	13.314	2.492	(4.621)	(1.239)	3.995

Net increase in Accumulation Unit Value		12.566	23.505	13.039	5.740	9.954	15.238
Accumulation Unit Value:
Beginning of year		210.444	186.939	173.900	168.160	158.206	142.968

End of period		$223.010	$210.444	$186.939	$173.900	$168.160	$158.206

Total return		5.97%	12.57%	7.50%	3.41%	6.29%	10.66%
Ratios to Average Net Assets:
Expenses (1)		0.31%	0.63%	0.76%	0.67%	0.61%	0.67%
Investment income, net		2.63%	5.17%	5.87%	5.65%	6.81%	7.50%
Portfolio turnover rate:
Real estate properties		1.77%	2.32%	5.12%	0.93%	4.61%	3.87%
Securities		38.17%	143.47%	71.83%	52.08%	40.62%	32.86%
Thousands of Accumulation Units
Outstanding at end of period		38,783	33,338	24,724	20,347	18,456	14,605
Net assets end of period
(in thousands)		$8,920,484	$7,245,550	$4,793,422	$3,675,989	$3,213,667	$2,387,122

(1)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2005 would be $4.221 ($6.572, $7.255, $5.920, $5.749 and $5.672 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2005 would be 1.94% (3.33%, 4.04%, 3.61%, 3.50% and 3.79% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Six Months	Year
	Ended	Ended
	June 30, 2005	December 31, 2004

	(Unaudited)
Accumulation Units:
Credited for premiums	2,196,391	3,746,093
Credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	3,248,891	4,867,321
Outstanding:
Beginning of year	33,337,597	24,724,183

End of period	38,782,879	33,337,597

Note 8—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2005 the Account had outstanding commitments to purchase one office property for approximately $105.7 million, which has closed, and a limited partnership interest for $30 million (approximately $4.5 million has been funded at the time of this filing) and to purchase shares in a private real estate investment trust for $25 million. In addition to these commitments, the Account has received authorization to enter into a commitment to place leverage on a property owned by the Account.

Subsequent to June 30, 2005, the Account entered into commitments to purchase two multi-family properties and one office property for approximately $343 million (including assumed debt), one of which has closed. The Account also entered into commitments to sell two multi-family and one office properties, which have all closed, for a total of approximately $57 million.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

REAL ESTATE PROPERTIES—63.58% and 69.78%	Value

Location / Description	6/30/05	12/31/04

Alabama:	(Unaudited)
Inverness Center—Office building	$ 92,726,839	$ —
Arizona:
Biltmore Commerce Center—Office building	37,441,806	34,104,182
Mountain RA Industrial Portfolio—Industrial building	5,655,004	5,513,947
California:
3 Hutton Centre Drive—Office building	46,148,671	41,106,333
9 Hutton Centre—Office building	24,766,142	23,169,449
50 Fremont—Office building	326,600,000(1)	323,264,602(1)
88 Kearny Street—Office building	74,936,489	69,026,718
Cabot Industrial Portfolio—Industrial building	67,000,000	—
Capitol Place—Office building	42,400,000	42,400,000
Centerside I—Office building	64,000,000	65,037,900
Centre Pointe and Valley View—Industrial building	25,000,000	25,329,023
Eastgate Distribution Center—Industrial building	20,000,000	18,800,000
Kenwood Mews—Apartments	28,211,024	27,700,000
Larkspur Courts—Apartments	73,000,000	66,000,000
The Legacy at Westwood—Apartments	97,603,200	90,750,000
Northern CA RA Industrial Portfolio—Industrial building	58,148,898	59,169,642
Northpoint Commerce Center—Industrial building	48,112,241	46,000,000
Ontario Industrial Portfolio—Industrial building	197,193,231(1)	187,079,256(1)
Regents Court—Apartments	57,500,000	56,700,000
Southern CA RA Industrial Portfolio—Industrial building	83,028,922	89,097,299
Westcreek—Apartments	29,150,023	28,161,865
West Lake North Business Park—Office building	52,149,471	50,021,000
Westwood Marketplace—Shopping center	82,500,000	80,019,410
Colorado:
The Lodge at Willow Creek—Apartments	33,500,000	32,201,274
The Market at Southpark—Shopping center	33,000,000	33,522,400
Monte Vista—Apartments	23,463,081	22,501,650
Connecticut:
Ten & Twenty Westport Road—Office building	157,000,000	148,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	13,500,000	16,543,121
Florida:
701 Brickell—Office building	184,548,412	177,000,000
4200 West Cypress Street—Office building	34,069,022	33,900,000
The Fairways of Carolina—Apartments	18,533,000	18,100,000
Golfview—Apartments	29,048,740	28,543,437
The Greens at Metrowest—Apartments	13,500,000	14,623,330
Maitland Promenade One—Office building	36,823,074	36,053,639
Plantation Grove—Shopping center	12,500,000	11,200,000
Pointe on Tampa Bay—Office building	42,277,669	40,551,310
Quiet Waters at Coquina Lakes—Apartments	19,532,000	19,200,000
Royal St. George—Apartments	20,100,000	19,400,000
Sawgrass Office Portfolio—Office building	55,500,000	52,000,000
South Florida Apartment Portfolio—Apartments	49,128,892	47,700,000
Suncrest Village—Shopping center	15,400,000	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

	Value

Location / Description	6/30/05	12/31/04

Georgia:	(Unaudited)
Alexan Buckhead—Apartments	$ 36,010,775	$ 37,500,000
Atlanta Industrial Portfolio—Industrial building	37,300,000	37,750,840
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	39,300,000	42,000,000
Chicago Industrial Portfolio—Industrial building	71,012,433	70,002,239
Columbia Centre III—Office building	27,800,000	28,900,000
East North Central RA Industrial Portfolio—Industrial building	37,007,885	23,734,331
Oak Brook Regency Towers—Office building	73,000,000	68,400,000
Parkview Plaza—Office building	49,203,690	48,700,000
Rolling Meadows—Shopping center	17,500,000	15,750,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	58,017,626	49,000,000
Maryland:
Corporate Boulevard—Office building	—	65,038,710
FEDEX Distribution Facility—Industrial building	8,500,000	8,200,000
Massachusetts:
99 High Street—Office building	273,220,261(1)	—
Batterymarch Park II—Office building	10,703,043	10,700,000
Longwood Towers—Apartments	104,000,000	82,500,000
Needham Corporate Center—Office building	16,100,000	15,030,046
Northeast RA Industrial Portfolio—Industrial building	27,705,091	33,110,903
Michigan:
Indian Creek—Apartments	18,009,200	18,825,000
Minnesota:
Interstate Crossing—Industrial building	7,200,000	7,300,000
River Road Distribution Center—Industrial building	4,829,983	4,600,000
Nevada:
UPS Distribution Facility—Industrial building	13,200,000	12,900,000
New Jersey:
10 Waterview Boulevard—Office building	26,900,000	26,400,000
371 Hoes Lane—Office building	11,104,287	10,666,570
Konica Photo Imaging Headquarters—Industrial building	24,000,000	21,200,000
Morris Corporate Center III—Office building	82,900,090	82,300,000
NJ Caleast Industrial Portfolio—Industrial building	40,400,000	39,300,000
South River Road Industrial—Industrial building	50,739,904	34,900,000
New York:
780 Third Avenue—Office building	215,000,000	197,000,000
The Colorado—Apartments	58,598,659	58,156,056
Ohio:
Bent Tree—Apartments	13,521,262	13,600,000
Columbus Portfolio—Office building	22,400,000	21,500,000
Oregon:
Five Centerpointe—Office building	21,514,041	14,500,000
Pennsylvania:
Lincoln Woods—Apartments	31,529,072	31,472,870
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	50,606,319	47,400,000
Summit Distribution Center—Industrial building	25,400,000	23,800,000

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

	Value

Location / Description	6/30/05	12/31/04

Texas:	(Unaudited)
Butterfield Industrial Park—Industrial building	$ 4,600,000	$ 4,600,000(2)
Dallas Industrial Portfolio—Industrial building	164,676,897	138,500,000
Four Oaks Place—Office building	268,277,062	255,357,238
The Legends at Chase Oaks—Apartments	27,015,049	27,051,851
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	12,876,608	12,500,000
Virginia:
8270 Greensboro Drive—Office building	60,100,000	—
Ashford Meadows—Apartments	77,736,101	68,000,000
Fairgate at Ballston—Office building	32,500,000	28,500,017
Monument Place—Office building	41,530,675	37,000,000
One Virginia Square—Office building	44,500,000	42,500,000
Washington:
IDX Tower—Office building	353,000,000(1)	347,978,282(1)
Northwest RA Industrial Portfolio—Industrial building	17,600,000	19,438,852
Rainier Corporate Park—Industrial building	57,039,634	56,035,878
Washington DC:
1001 Pennsylvania Avenue—Office building	480,533,475(1)	466,424,940(1)
1015 15th Street—Office building	66,862,557	59,000,134
1900 K Street—Office building	220,016,736	219,453,706
The Farragut Building—Office building	57,500,000	46,500,000
Mazza Gallerie—Shopping center	82,520,876	81,000,000

TOTAL REAL ESTATE PROPERTIES
(Cost $5,821,775,126 and $5,315,565,355)	6,097,815,142	5,391,469,250

OTHER REAL ESTATE RELATED INVESTMENTS—13.16% and 16.68%
REAL ESTATE JOINT VENTURE—12.73% and 16.28%
Teachers REA LLC, which owns
Cabot Industrial Portfolio (100% Account Interest)	—	60,600,000
Bisys Crossings I, LLC
BISYS Fund Services Building (96% Account Interest)	—	34,751,940
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	90,327,024	80,618,771
IL-161 Clark Street LLC
161 North Clark Street (75% Account Interest)	155,695,278	157,282,972
One Boston Place REIT
One Boston Place (50.25% Account Interest)	141,351,188	139,382,942
Storage Portfolio I, LLC
Storage Portfolio (3) (75% Account Interest)	61,227,047(4)	50,430,399(4)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	89,806,225	88,524,364
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (3) (60% Account Interest)	65,342,305(4)	64,041,442(4)
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	244,233,941	222,702,820
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	172,936,525(4)	162,632,565(4)

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

	Value

Location / Description	6/30/05	12/31/04

Teachers REA IV, LLC, which owns	(Unaudited)
Tyson’s Executive Plaza II (50% Account Interest)	$ 29,147,754	$ 27,894,742
West Dade Associates
Miami International Mall (50% Account Interest)	63,162,946(4)	61,577,257(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)	107,648,495(4)	107,452,790(4)

TOTAL REAL ESTATE JOINT VENTURE (Cost $963,102,994 and $1,060,788,630)	1,220,878,728	1,257,893,004

LIMITED PARTNERSHIPS— 0.43% and 0.40%
Cobalt Industrial REIT (9.09% Account Interest)	4,489,733	—
Essex Apartment Value Fund, L.P. (10% Account Interest)	10,475,332	11,434,495
Heitman Value Part Fund (8.43% Account Interest)	7,417,705	3,766,214
MONY/Transwestern Fund II (16.66% Account Interest)	10,310,988	3,134,952
MONY/Transwestern Mezzanine Realty Partners L.P.
(19.75% Account Interest)	8,784,698	12,486,734

TOTAL LIMITED PARTNERSHIP
(Cost $35,734,084 and $24,931,845)	41,478,456	30,822,395

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS
(Cost $998,837,078 and $1,085,720,475)	1,262,357,184	1,288,715,399

MARKETABLE SECURITIES—23.26% and 13.54%

REAL ESTATE RELATED—4.23% and 4.79%

REAL ESTATE INVESTMENT TRUSTS—3.83% and 4.25%

Shares

6/30/05	12/31/04	Issuer

200,000	—	Aames Investment Corp.	1,944,000	—
—	70,000	Acadia Realty Trust	—	1,141,000
550,000	550,000	Affordable Residential Communities	7,342,500	7,892,500
36,685	36,685	AMB Property Corp.	1,593,230	1,481,707
244,000	446,100	American Campus Communities	5,533,920	10,032,789
79,000	—	American Financial Realty	1,215,020	—
140,000	140,000	Amli Residential Properties	4,376,400	4,480,000
46,000	46,000	Archstone—Smith Trust	1,776,520	1,761,800
232,900	232,900	Ashford Hospitality Trust	2,515,320	2,531,623
40,000	—	Avalonbay Communities Inc.	3,232,000	—
—	150,000	Boston Properties Inc.	—	9,700,500
—	150,000	Brandywine Realty Trust	—	4,408,500
51,800	35,000	BRE Properties	2,167,830	1,410,850
270,000	—	Brookfield Properties	7,776,000	—
60,000	60,000	Capital Lease Funding Inc.	651,000	750,000
241,000	—	Catellus Development Corp.	7,904,800	—
88,000	—	Cedar Shopping Centers Inc.	1,298,000	—
197,045	60,000	Centerpoint Properties Trust	8,335,004	2,873,400
143,000	143,000	Corporate Office Properties	4,211,350	4,197,050
751,000	—	Deerfield Triarc Capital Cor	11,783,190	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

Shares			Value

6/30/05	12/31/04	Issuer	6/30/05	12/31/04

			(Unaudited)
434,000	434,000	Developers Diversified Realty	$ 19,946,640	$ 19,256,580
—	1,072,990	Digital Realty Trust Inc.	—	14,453,175
236,000	—	Duke Realty Corp.	7,471,760	—
700,000	—	ECC Capital Corp.	4,662,000	—
100,000	—	Education Realty Trust Inc.	1,830,000	—
100,000	—	Equity Inns Inc.	1,330,000	—
—	31,875	Equity Lifestyle Properties	—	1,139,532
—	147,518	Equity Office Properties Trust	—	4,295,724
180,000	180,000	Equity Residential	6,627,600	6,512,400
530,577	594,500	Extra Space Storage Inc.	7,603,168	7,924,685
—	413,873	Falcon Financial Investment	—	2,897,111
1,367,000	1,367,000	Feldman Mall Properties	19,069,650	17,784,670
200,000	—	Gables Residential Trust	8,646,000	—
110,000	110,000	General Growth Properties	4,519,900	3,977,600
—	75,000	Glenborough Realty Trust Inc.	—	1,596,000
887,000	912,000	GMH Communities Trust	12,284,950	12,859,200
—	38,818	Gramercy Capital Corp.	—	799,651
—	72,550	Great Wolf Resorts Inc.	—	1,620,767
7,200	75,000	HealthCare Realty Trust Inc.	277,992	3,052,500
562,000	350,000	Hersha Hospitality Trust	5,361,480	4,007,500
110,000	—	Hilton Hotels Corp.	2,623,500	—
236,600	168,000	Home Properties Inc.	10,178,532	7,224,000
250,000	325,000	Homebanc Corp/Ga	2,272,500	3,146,000
—	74,257	Impac Mortgage Holdings Inc.	—	1,683,406
150,000	—	Innkeepers USA Trust	2,241,000	—
300,000	300,000	Interstate Hotels & Resorts	1,473,000	1,608,000
100,000	—	Istar Financial Inc.	4,159,000	—
1,958,000	1,908,000	Jameson Inns Inc.	4,522,980	3,758,760
54,000	54,000	Kimco Realty Corp.	3,181,140	3,131,460
324,443	324,443	Kite Realty Group Trust	4,866,645	4,957,489
252,000	—	La Quinta Corp—Paired	2,351,160	—
120,000	—	Lasalle Hotel Properties	3,937,200	—
—	215,078	Lexington Corporate Properties Trust	—	4,856,461
1,266,660	1,266,660	Lodgian Inc.	13,008,598	15,579,918
—	162,000	LTC Properties Inc.	—	3,225,420
150,000	150,000	Macerich Company/The	10,057,500	9,420,000
30,420	30,420	Mack-Cali Realty Corp.	1,378,026	1,400,233
40,000	40,000	Mills Corp/The	2,431,600	2,550,400
150,000	150,000	Mission West Properties	1,540,500	1,596,000
110,000	—	NewCastle Investment Corp.	3,316,500	—
270,000		New York Mortgage Trust Inc.	—	3,024,000
75,000	100,000	Northstar Realty Finance Cor	786,750	1,145,000
120,000	—	Novastar Financial Inc.	4,698,000	—
525,000	525,000	Origen Financial Inc.	3,885,000	3,927,000
—	70,700	Parkway Properties	—	3,588,025
75,000	75,000	Prentiss Properties Trust	2,733,000	2,865,000
327,400	200,000	Prologis Trust	13,174,576	8,666,000
57,000	—	Public Storage, Inc.	3,605,250	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

Shares			Value

6/30/05	12/31/04	Issuer	6/30/05	12/31/04

			(Unaudited)
679,853	507,000	Reckson Associates Realty Corp.	$ 22,809,068	$ 16,634,670
—	45,000	Regency Centers Corp.	—	2,493,000
255,721	255,900	Simon Property Group Inc.	18,537,215	16,549,053
300,000	—	Starwood Hotels & Resorts	17,571,000	—
303,820	303,820	Sunset Financial Resources	2,877,175	3,162,766
240,000	315,000	Sunstone Hotel Investors Inc.	5,822,400	6,545,700
111,200	268,200	Thomas Properties Group	1,391,112	3,416,868
400,000	1,500,000	Trizec Properties Inc.	8,228,000	28,380,000
100,000	100,000	United Dominion Realty Trust	2,405,000	2,480,000
160,000	77,558	Ventas Inc.	4,832,000	2,125,865
50,000	50,000	Vornado Realty Trust	4,020,000	3,806,500
175,231	—	Windrose Medical Properties	2,458,491	—

TOTAL REAL ESTATE INVESTMENT TRUSTS
(Cost $329,792,063 and $284,166,107)			366,660,642	327,785,808

COMMERCIAL MORTGAGE BACKED SECURITIES—0.40% and 0.54%

Principal

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date

$ 9,953,327	$10,000,000	Bear Stearns CMS
		3.436% 05/14/16	9,958,304	10,006,950
6,703,589	10,000,000	COMM 2004 HTL1 A1
		3.460% 07/15/16	6,708,885	10,013,820
10,000,000	10,000,000	GSMS 2001—Rock A2FL
		3.700% 05/03/18	10,087,950	10,070,610
10,000,000	10,000,000	MSDWC 2001—280 A2F
		3.730% 02/03/16	9,923,270	9,915,150
1,940,947	1,940,947	Trize 2001—TZHA A3FL
		3.590% 03/15/13	1,950,092	1,951,830

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
(Cost $38,600,548 and $41,943,872)			38,628,501	41,958,360

TOTAL REAL ESTATE RELATED
(Cost $368,392,611 and $326,109,979)			405,289,143	369,744,168

OTHER—19.03% and 8.75%
COMMERCIAL PAPER—9.62% and 4.51%
25,000,000	—	Abbey National North America LLC
		3.100% 07/18/05.	24,997,500	—
20,000,000	—	ABN AMRO North America Finance, Inc.
		3.320% 08/29/05.	19,882,000	—
15,200,000	—	Air Products & Chemicals, Inc.
		3.210% 07/05/05.	15,194,376	—
24,900,000	—	American Express Centurion Bank
		3.290% 08/01/05.	24,900,221	—
9,000,000	25,000,000	American Honda Finance, Corp.
		3.040% 07/07/05.	8,995,050	24,981,667
15,000,000	—	American Honda Finance, Corp.
		3.220% 08/09/05.	14,946,300	—

See notes to financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

Principal			Value

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date	6/30/05	12/31/04

			(Unaudited)
$ 1,800,000	$ —	Barclay’s U.S. Funding Corp.
		3.330% 09/06/05.	$ 1,788,840	$ —
435,000	—	Barclay’s U.S. Funding Corp.
		3.230% 08/24/05.	432,842	—
15,000,000	—	Becton Dickinson & Co.
		3.290% 08/26/05.	14,922,000	—
—	10,000,000	Beta Finance, Inc.
		2.770% 05/19/05.	—	9,991,445
—	15,000,000	Beta Finance, Inc.
		2.980% 06/20/05.	—	14,980,050
17,890,000	18,100,000	BMW US Capital Corp.
		3.350% 07/01/05.	17,890,000	18,077,073
12,360,000	—	Canadian Imperial Bank of Commerce
		3.080% 07/15/05.	12,344,179	—
25,000,000	—	Catepillar Inc.
		3.180% 07/08/05.	24,984,000	—
19,000,000	13,000,000	CC (USA), Inc.
		3.050% 07/20/05.	18,966,750	12,988,878
1,330,000	—	CC (USA), Inc.
		3.240% 08/19/05.	1,323,962	—
9,000,000	3,100,000	Ciesco LP
		3.080% 07/18/05	8,985,870	3,097,537
16,000,000	—	Ciesco LP
		3.310% 09/12/05	15,889,440	—
25,000,000	—	Citigroup Funding Inc.
		3.070% 07/25/05	24,945,750	—
14,000,000	—	Coca Cola Co
		2.980% 07/01/05	14,000,000	—
6,400,000	25,000,000	Corporate Asset Funding Corp, Inc.
		3.100% 07/20/05.	6,388,800	24,949,625
10,000,000	—	Corporate Asset Funding Corp, Inc.
		3.270% 09/08/05	9,934,900	—
8,440,000	—	Corporate Asset Funding Corp, Inc.
		3.330% 08/23/05	8,409,616	—
20,000,000	—	Dexia Bank
		3.010% 07/05/05.	19,999,400	—
5,000,000	—	Dexia Bank
		3.080% 07/19/05.	4,999,450	—
14,000,000	—	Dorada Finance Inc.
		3.060% 07/18/05.	13,978,020	—
11,000,000	—	Dorada Finance Inc.
		3.180% 08/16/05.	10,953,250	—
15,000,000	—	FCAR Owner Trust I
		3.250% 08/04/05.	14,952,900	—
—	2,670,000	Fortune Brands
		2.850% 05/10/05	—	2,668,205
12,000,000	—	General Electric Capital Corp.
		3.240% 08/18/05.	11,947,320	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005
Principal			Value

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date	6/30/05	12/31/04

			(Unaudited)
$13,000,000	$ —	General Electric Capital Corp.
		3.530% 12/19/05.	$ 12,780,170	$ —
15,000,000	15,000,000	Govco Incorporated
		3.055% 07/19/05.	14,975,100	14,990,833
1,335,000	10,000,000	Govco Incorporated
		3.530% 12/15/05.	1,312,759	9,986,700
8,500,000	—	Govco Incorporated
		3.360% 09/16/05.	8,437,950	—
25,000,000	—	Grampian Funding LLC
		3.330% 09/19/05.	24,809,500	—
10,000,000	25,000,000	Greyhawk Funding LLC
		3.220% 08/17/05	9,956,400	24,948,000
15,000,000	—	Greyhawk Funding LLC
		3.220% 08/22/05	14,927,250	—
—	10,750,000	Harley—Davidson Funding Corp.
		2.230% 02/14/05	—	10,718,556
10,000,000	—	Harrier Finance Funding (US) LLC
		3.240% 09/26/05.	9,917,000	—
2,500,000	—	Harrier Finance Funding (US) LLC
		3.330% 09/12/05.	2,482,725	—
12,000,000	—	Harrier Finance Funding (US) LLC
		3.080% 07/15/05.	11,984,520	—
10,500,000	—	HBOS Treasury Srvcs Plc
		3.220% 08/10/05.	10,461,675	—
11,450,000	—	IBM Capital Inc
		3.010% 07/13/05.	11,437,405	—
13,326,000	15,000,000	Kitty Hawk Funding Corp
		3.080% 07/11/05.	13,313,740	14,975,300
—	9,565,000	Kitty Hawk Funding Corp
		2.740% 04/12/05.	—	9,550,461
15,000,000	—	Links Finance L.L.C.
		3.170% 08/11/05.	14,943,300	—
10,000,000	—	Links Finance L.L.C.
		3.150% 08/08/05.	9,965,000	—
19,910,000	10,000,000	Paccar Financial Corp.
		3.270% 08/15/05.	19,827,971	9,984,800
10,000,000	—	PNC Bank, NA
		3.610% 12/30/05.	10,000,900	—
25,000,000	—	Preferred Receivables Funding Corp.
		3.210% 08/15/05	24,895,250	—
5,560,000	10,000,000	Private Export Funding Corporation
		3.060% 07/29/05.	5,545,878	9,992,667
19,000,000	—	Private Export Funding Corporation
		3.170% 08/29/05.	18,896,640	—
9,000,000	—	Proctor & Gamble
		3.210% 08/31/05	8,949,330	—
16,000,000	—	Proctor & Gamble
		3.240% 08/03/05	15,952,160	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005
Principal			Value

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date	6/30/05	12/31/04

			(Unaudited)
$13,000,000	$25,000,000	Rabobank USA Financial Corp.
		3.250% 08/08/05	$ 12,955,020	$ 24,946,375
11,245,000	—	Rabobank USA Financial Corp.
		3.135% 08/10/05	11,203,956	—
5,784,000	—	Ranger Funding Company LLC
		3.015% 07/05/05	5,781,860	—
19,000,000	—	Ranger Funding Company LLC
		3.260% 07/07/05	18,989,550	—
25,000,000	23,135,000	Royal Bank of Canada
		3.220% 08/25/05	24,996,500	23,108,626
25,000,000	16,430,000	Royal Bank of Scotland PLC
		3.280% 09/01/05	24,857,000	16,393,690
14,000,000	—	Scaldis Capital LLC
		3.240% 08/30/05	13,920,760	—
18,600,000	—	Shell Finance (U.K.) PLC
		3.030% 07/01/05.	18,600,000	—
6,000,000	—	Shell Finance (U.K.) PLC
		3.190% 08/12/05.	5,977,020	—
—	2,000,000	Sherwin-Williams Co.
		2.240% 01/20/05	—	1,997,467
19,242,000	15,000,000	Sigma Finance Inc.
		3.120% 07/28/05	19,194,087	14,965,875
5,000,000	—	Sigma Finance Inc.
		3.370% 08/30/05	4,971,800	—
25,000,000	—	Societe Generale North America, Inc.
		3.270% 08/22/05	24,880,750	—
20,000,000	25,000,000	Toronto Dominion Bank
		3.160% 09/14/05	19,989,000	24,977,213
25,000,000	25,000,000	UBS Finance, (Delaware) Inc.
		3.180% 09/06/05.	24,845,000	24,990,500
18,000,000	—	Wal-Mart Stores
		3.240% 08/05/05.	17,942,760	—
6,428,000	—	Wal-Mart Stores
		3.050% 07/06/05.	6,425,107	—
3,075,000	—	Yorktown Capital, LLC
		3.330% 11/10/05.	3,035,517	—
12,966,000	—	Yorktown Capital, LLC
		3.360% 09/19/05.	12,867,458	—
9,000,000	—	Yorktown Capital, LLC
		3.410% 09/26/05.	8,925,300	—

TOTAL COMMERCIAL PAPER
(Cost $923,300,629 and $348,329,276)			923,083,805	348,261,543

GOVERNMENT AGENCY BONDS—9.41% and 4.24%
—	9,380,000	Federal Farm Credit Banks
		1.780% 03/15/05	—	9,334,882
—	8,603,000	Federal Farm Credit Banks
		1.220% 01/07/05	—	8,599,403

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

Principal			Value

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date	6/30/05	12/31/04

			(Unaudited)
$ 5,717,000	$ 7,860,000	Federal Home Loan Banks
		3.150% 07/29/05	$ 5,702,822	$ 7,798,928
3,865,000	18,000,000	Federal Home Loan Banks
		2.940% 08/24/05	3,846,100	17,992,475
33,520,000	22,825,000	Federal Home Loan Banks
		3.380% 10/12/05	33,195,862	22,795,841
25,000,000	20,700,000	Federal Home Loan Banks
		3.380% 10/11/05	24,760,500	20,636,761
13,590,000	11,245,000	Federal Home Loan Banks
		3.230% 09/02/05	13,510,091	11,227,214
73,590,000	8,510,000	Federal Home Loan Banks
		2.950% 07/01/05	73,590,000	8,471,280
8,044,000	—	Federal Home Loan Banks
		3.160% 08/12/05	8,013,433	—
25,000,000	—	Federal Home Loan Banks
		3.010% 07/15/05	24,969,000	—
16,500,000	—	Federal Home Loan Banks
		3.040% 07/22/05	16,469,310	—
41,900,000	—	Federal Home Loan Banks
		3.045% 07/20/05	41,829,608	—
25,000,000	—	Federal Home Loan Banks
		3.150% 07/07/05	24,986,750	—
27,659,000	20,000,000	Federal Home Loan Mortgage Corp.
		3.090% 07/12/05	27,631,894	19,995,222
21,600,000	15,000,000	Federal Home Loan Mortgage Corp.
		2.980% 07/19/05	21,565,440	14,993,546
35,000,000	15,540,000	Federal Home Loan Mortgage Corp.
		3.455%12/13/05	34,440,000	15,516,366
25,000,000	—	Federal Home Loan Mortgage Corp.
		3.180% 08/02/05	24,927,500	—
25,000,000	—	Federal Home Loan Mortgage Corp.
		2.970% 07/11/05	24,977,750	—
15,920,000	—	Federal Home Loan Mortgage Corp.
		3.180% 08/01/05	15,875,265	—
50,000,000	—	Federal Home Loan Mortgage Corp
		3.430% 12/05/05	49,239,000	—
1,100,000	—	Federal Home Loan Mortgage Corp.
		3.470% 12/27/05	1,080,915	—
50,000,000	—	Federal Home Loan Mortgage Corp
		3.260% 09/13/05	49,654,500	—
14,065,000	—	Federal Home Loan Mortgage Corp.
		3.310% 09/20/05	13,958,669	—
18,085,000	—	Federal Home Loan Mortgage Corp.
		3.250% 08/30/05	17,986,798	—
16,025,000	—	Federal Home Loan Mortgage Corp.
		2.950% 07/08/05	16,015,064	—
25,000,000	—	Federal Home Loan Mortgage Corp.
		2.970% 07/14/05	24,971,250	—

See notes to financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2005

Principal			Value

6/30/05	12/31/04	Issuer, Current Rate and Maturity Date	6/30/05	12/31/04

			(Unaudited)
$34,000,000	$ —	Federal Home Loan Mortgage Corp.
		3.010% 07/21/05	$ 33,939,820	$ —
25,000,000	—	Federal Home Loan Mortgage Corp.
		2.990% 07/13/05	24,973,500	—
24,533,000	—	Federal Home Loan Mortgage Corp.
		3.205% 07/26/05	24,478,537	—
18,800,000	—	Federal Home Loan Mortgage Corp.
		3.120% 08/16/05	18,721,604	—
6,000,000	—	Federal Home Loan Mortgage Corp.
		3.480% 12/30/05	5,894,160	—
18,545,000	22,280,000	Federal National Mortgage Association
		3.150% 07/13/05	18,525,342	22,094,408
27,175,000	50,000,000	Federal National Mortgage Association
		3.100% 09/07/05	27,002,439	49,942,208
17,475,000	25,000,000	Federal National Mortgage Association
		3.220% 08/24/05	17,389,547	24,980,590
3,460,000	31,925,000	Federal National Mortgage Association
		3.340% 11/23/05	3,412,321	31,919,281
31,742,000	32,184,000	Federal National Mortgage Association
		3.330% 09/21/05	31,499,174	32,174,390
18,777,000	9,270,000	Federal National Mortgage Association
		3.270% 08/31/05	18,673,351	9,255,335
1,630,000	—	Federal National Mortgage Association
		3.090% 08/03/05	1,625,126	—
47,280,000	—	Federal National Mortgage Association
		3.060% 07/27/05	47,171,256	—
10,000,000	—	Federal National Mortgage Association
		3.295% 09/14/05	9,930,000	—
25,580,000	—	Federal National Mortgage Association
		3.230% 07/06/05	25,568,745	—

TOTAL GOVERNMENT AGENCY BONDS
(Cost $902,098,933 and $327,794,989)			902,002,443	327,728,130

TOTAL OTHER
(Cost $1,825,399,562 and $676,124,265)			1,825,086,248	675,989,673

TOTAL MARKETABLE SECURITIES
(Cost $2,193,792,173 and $1,002,234,244)			2,230,375,391	1,045,733,841

TOTAL INVESTMENTS—100.00%
(Cost $9,014,404,377 and $7,403,520,074)			$9,590,547,717	$7,725,918,490

(1)	The property has a mortgage note payable outstanding, as indicated in Note 5.
(2)	Leasehold interest only.
(3)	Located throughout the U.S.
(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to financial statements

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

As of June 30, 2005, the TIAA Real Estate Account owned a total of 104 real estate properties, representing 76.31% of the Account’s total investment portfolio (11 of which were held in joint ventures). This real estate portfolio included 43 office properties (six of which are held in joint ventures), 30 industrial properties (including one joint venture), 21 apartment complexes, 9 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

During the second quarter of 2005, the Account closed ten transactions. The Account purchased six properties: three office properties including one subject to debt for an approximate total of $425 million, two industrial properties for an approximate total amount of $41 million, and one retail property for approximately $15 million. In addition to the six purchases, the Account entered into one commitment to purchase a limited partnership interest in an existing real estate fund in the amount of $25 million and one commitment to purchase shares of a private real estate investment trust in the amount of $30 million (of which approximately $4.5 million has been funded subsequent to June 30, 2005). As part of its business plan, the Account also sold two office properties (one of which is subject to leverage) for approximately $119 million. Subsequent to June 30, 2005, there has been seven additional transactions: the purchase of two office and two multi-family properties for an approximate total of $343 million (including assumed debt of $26.4 million on one of the properties) and the sale of two multi-family properties and one office property for an approximate total of $57 million.

The Account’s real estate portfolio is diversified by location and property type and no single property represents more than approximately 5.01% of its Total Investments, or 6.6% of its Total Real Estate Investments as stated in the attached statement of investments. The following charts reflect the diversification of the Account’s real estate assets. All information is based on the value of each property as stated in the Account’s financial statements as of June 30, 2005.

Real Estate Asset Diversification by Value

	East (30)	Midwest (13)	South (26)	West (33)	Various* (2)	TOTAL (104)
Office (43)	26.9%	4.5%	11.0%	18.8%	0.0%	61.2%
Industrial (30)	3.0%	2.2%	3.9%	8.3%	0.9%	18.3%
Apartment (21)	3.7%	0.4%	2.9%	4.7%	0.0%	11.7%
Retail (9)	1.1%	0.2%	5.1%	1.6%	0.0%	8.0%
Other (1) **	0.0%	0.0%	0.0%	0.0%	0.8%	0.8%

TOTAL	34.7%	7.3%	22.9%	33.4%	1.7%	100.00%

( )     Number of properties in parentheses.

*     Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.

**     Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings
				% of
			Value(1)	Real Estate	% of Total
Property Name	State	Property Type	(000,000)	Investments	Investments

1001 Pennsylvania Avenue	Washington, D.C.	Office	$480.5(2)	6.57%	5.01%
IDX Tower	WA	Office	$353.0(3)	4.82%	3.68%
50 Fremont	CA	Office	$326.6(4)	4.46%	3.41%
99 High Street	MA	Office	$273.2(5)	3.73%	2.85%
Four Oaks Place	TX	Office	$268.3	3.67%	2.80%
Yahoo! Center (50% interest)	CA	Office	$244.2	3.34%	2.55%
1900 K Street	Washington, D.C.	Office	$220.0	3.01%	2.29%
780 Third Avenue	NY	Office	$215.0	2.94%	2.24%
Ontario Industrial Portfolio	CA	Industrial	$197.2(6)	2.69%	2.06%
701 Brickell	FL	Office	$184.5	2.52%	1.92%

(1)     Value as reported in the 06/30/05 Statement of Investments. Investments owned 100% are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(2)     This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $270.5 million, representing 3.70% of the Total Real Estate Investments and 2.82% of Total Investments.

(3)     This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $208.0 million, representing 2.84% of the Total Real Estate Investments and 2.17% of Total Investments.

(4)     This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $191.6 million, representing 2.62% of the Total Real Estate Investments and 2.00% of Total Investments.

(5)     This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $88.2 million, representing 1.21% of the Total Real Estate Investments and 0.92% of Total Investments.

(6)     This property has a mortgage note payable outstanding. The value of the Account’s interest, net of the mortgage note payable, is $187.8 million, representing 2.57% of the Total Real Estate Investments and 1.96% of Total Investments.

As of June 30, 2005, the Account also held investments in real estate limited partnerships representing 0.43% of the Total Investments, real estate equity securities, representing 3.83% of the Total Investments, commercial mortgage backed securities (CMBS), representing 0.40% of the Total Investments, commercial paper representing 9.62% of the Total Investments, and government agency bonds, representing 9.41% of the Total Investments.

Real Estate Market Outlook in General

In his June 2005 testimony to the Joint Economic Committee, U.S. Congress, Alan Greenspan noted that the pace of economic activity had been uneven in recent months, but “…the most recent data support the view that the soft readings on the economy observed in early spring were not presaging a more serious slowdown.” His opinion was borne out by The Bureau of Labor Statistics (BLS), which subsequently reported that payroll employment rose by 146,000 in June. In addition, the gains in May were revised upward to 104,000 versus 78,000 initially. The growth has been broadly based as The Federal Reserve’s June 2005 Beige Book reported that business activity continued to expand in all twelve Federal Reserve Districts from mid-April through May.

On balance, economic and property market fundamentals appear promising. Employment growth, which is historically correlated with demand for all commercial property types and apartments has been solid. This was reflected by ongoing improvement in office and industrial market conditions. Torto Wheaton Research, a widely used source of office and industrial market data, reported that office market vacancies averaged 14.6% as of the end of the second quarter of 2005 and have now declined for eight consecutive quarters. Similarly, industrial market vacancies averaged 10.5% as of the end of second quarter 2005, and have declined for four consecutive quarters. In the June 2005 “Beige Book”, ten of the twelve Federal Reserve Districts cited positive factors in commercial real estate markets such as healthy leasing activity, firming of rents, and companies moving ahead with expansion plans.

Apartment market conditions also improved. Reis, Inc., a widely used source of apartment market data, reported that vacancy rates in the top 67 metropolitan areas in the United States fell to 6.4% as of the second quarter of 2005 compared with 6.6% as of the first quarter of 2005. While gains in occupancy were due in part to developers’ conversions of apartments into condominiums, which has reduced the supply of rental units, local job growth also spurred rental demand. Average rents also increased slightly during the period.

Nationally, the retail sales moderated during the first quarter of 2005 with the more modest growth largely attributable to the effects of higher energy prices. Reis, Inc. reported that vacancies in shopping malls averaged 5.3% as of the end of the first quarter of 2005, which is the lowest level in three and one-half years. Vacancies in neighborhood and community centers were 6.9% in the first quarter of 2005 compared with 6.8% in the fourth quarter of 2004. (Data for the second quarter of 2005 are not yet available.)

Looking ahead, supply/demand conditions appear favorable. Office construction nationally is expected to total roughly 40 million square feet in 2005 versus an annual average of 90 million square feet during the 1999-2001 period cyclical peak. Similarly, warehouse construction is expected to total roughly 90 million square feet in 2005, compared with a cyclical high of 150 million square feet per year during the same period. Multi-family construction has not slowed significantly; however, a growing number of these units are being built for sale rather than rent. (Comparable data on retail construction are not available.) Ongoing growth in employment coupled with moderate construction bode well for commercial real estate markets.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Performance

For the six months ended June 30, 2005, the Account’s total net return was 5.97%. This was 175 basis points higher than the return of 4.22% for the six months ending June 30, 2004. The Account’s strong performance in the 2005 period was primarily due to substantial capital appreciation on the Account’s real estate assets, including joint ven-

tures. The total net assets grew 57% from June 30, 2004 to June 30, 2005. This increase in total net assets was due to a 61% increase in real estate assets, including joint venture interests, as well as a 58% increase in short term assets over the same time period.

At the end of the second quarter of 2005, the Account had a 119% net increase in net assets resulting from operations, $476,417,899 as of the end of the second quarter 2005, as compared to $217,956,328 as of the end of the second quarter 2004. The primary reason for this was a net increase in real estate income as a result of real estate acquisitions over the period, as well as a 197% increase in net realized and unrealized gain on investments during the period.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, increased by 57% for the six months ended June 30, 2005 compared to the same period in 2004. This was due to the increase in total net assets.

The Account’s real estate holdings including real estate joint ventures and limited partnerships generated approximately 86% of the Account’s total investment income (before deducting Account level expenses) during the six months ended June 30, 2005, as compared to 90% for the six-month period ended June 30, 2004. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 56% in the six months ended June 30, 2005 compared with the same period in 2004. The increase in real estate income for the six months ended June 30, 2005 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures and limited partnerships in the six months ended June 30, 2005 compared with the same period in 2004 was $31,531,447 as compared to $14,157,562. This 123% increase reflects the purchase of additional joint venture interests during the second half of 2004. Interest income on the Account’s marketable securities investments for the six months ended June 30, 2005 and 2004 totaled $17,126,514 and $4,856,242, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s investments in real estate equity securities increased to $12,290,791 from $9,595,439 for the six months ended June 30, 2005 and June 30, 2004, respectively.

Total property level expenses for the six months ended June 30, 2005 and 2004 were $130,142,363 and $73,501,102, respectively. The 77% increase in property level expenses during the six months ended June 30, 2005 is a result of the increased number of properties held in the Account, and the interest expense incurred in 2005 of $17,497,914 for mortgages on several of its real estate holdings. Without the interest expense, the increase would be 53% on a year to year basis, which is a direct reflection of the increase in real estate assets as well as customary market driven increases in property level expenses.

The Account also incurred expenses for the six months ended June 30, 2005 and 2004 of $8,327,349 and $5,903,085, respectively, for investment advisory services, $11,927,701 and $7,213,819 respectively, for administrative and distribution services and $4,157,670 and $2,612,048, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 55% increase in these expenses is a result of the larger net asset base of the Account and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

The Account had net realized and unrealized gains of $284,311,632 and $95,674,276 for the six months ended June 30, 2005 and 2004, respectively. The difference is primarily due to the substantial increase in net realized and unrealized gains of $210,638,424 compared to $3,819,607 on its real estate investments for the six months ended June 30, 2005 and 2004, respectively. The increase in net realized and unrealized gain for the real estate is due to the capital appreciation of real estate assets resulting from continued inflow of capital into the real estate market from institutional and other investors, which has had the effect of increasing the value of real estate investments. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $60,525,182 for the six months ended June 30, 2005, as compared to unrealized gains of $82,328,998 for the same period in 2004. The differential in unrealized gains on the Account’s joint venture and limited partnership holdings is due in part to a moderation in the unrealized gains posted on the three regional malls in which the Account has an interest. In addition, during the six months ended June 30, 2005, the Account sold its interest in a joint venture, which produced a realized gain of $9.3 million.

During the six months ended June 30, 2005, the Account sold three properties for total net proceeds of approximately $122 million for a cumulative net gain of $20 million.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Performance

For the three months ended June 30, 2005, the Account’s total net return was 4.38%. This was 221 basis points higher than the return of 2.17% for the three months ending June 30, 2004. The returns were significantly higher as compared to the same period in 2004 primarily due to the strong performance of the Account’s real estate and real estate related assets.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, increased by 60% for the three months ended June 30, 2005 compared to the same period in 2004. This increase was due to a 61% increase in the Account’s real estate holdings, including joint ventures. As of June 30, 2004, the Account owned 90 real estate properties representing 75.09% of total net assets as compared to 104 properties representing 76.31% of total net assets at the end of the same period 2005.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 83% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2005, as compared to 87% for the three-month period ended June 30, 2004. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

Gross real estate rental income increased 57% in the three months ended June 30, 2005, compared with the same period in 2004. The higher real estate income for the three months ended June 30, 2005 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures and limited partnerships increased by 273%, primarily due to the purchase of additional joint venture interest as of June 30, 2005 as compared to same period 2004. Interest income on the Account’s marketable securities investments for the three months ended June 30, 2005 and 2004 totaled $11,251,893 and $3,083,439, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account. Dividend income on the Account’s investments in real estate equity securities increased to $7,547,397 from $5,641,403 for the three months ended June 30, 2005 and June 30, 2004, respectively.

Total property level expenses for the three months ended June 30, 2005 and 2004 were $68,392,772 and $36,204,064, respectively. The 89% increase in property level expenses during the three months ended June 30, 2005 reflected the increased number of properties held in the Account. In addition, during the three months ended June 30, 2005 the Account incurred interest expense of $9,482,304 for mortgages on five of its real estate holdings.

The Account also incurred expenses for the three months ended June 30, 2005 and 2004 of $4,312,907 and $2,748,599, respectively, for investment advisory services, $5,970,843 and $3,186,726 respectively, for administrative and distribution services and $2,280,792 and $1,373,388, respectively, for the mortality, expense risk and liquidity guarantee charges. The 72% increase in these expenses is a result of the larger net asset base of the Account and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

The Account had net realized and unrealized gains of $263,101,053 and $56,479,369 for the three months ended June 30, 2005 and 2004, respectively. The increase in net realized and unrealized gains was due to substantial net realized and unrealized gains during the period ended June 30, 2005 as compared to same period 2004 on the Account’s real estate of $182,462,002 and $17,403,253, respectfully. The increase in net realized and unrealized gain for the real estate is due to the capital appreciation of real estate assets resulting from the continued inflow of capital into the real estate market from institutional and other investors, which has had the effect of increasing the value of real estate investments. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $41,014,573 for the three months ended June 30, 2005, as compared to unrealized gains of $55,035,138 for the same period in 2004. The Account’s marketable securities also posted net realized and unrealized gains of $39,624,478 as of the three months ended June 30, 2005 as compared to net realized and unrealized losses of $16,033,436 for the three months ended June 30, 2004.

During the three months ended June 30, 2005, the Account sold two properties for $120 million.

Liquidity and Capital Resources

At June 30, 2005 and 2004, the Account’s liquid assets (i.e., its real estate equity securities, CMBSs, commercial paper, government securities and cash) had a value of $2,230,375,391 and $1,463,977,860, respectively. The increase in the Account’s liquid assets is primarily due to net positive inflow of transfers and premiums into the Account.

During the six months ended June 30, 2005, the Account received $471,857,748 in premiums and $850,799,256 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2004, the Account received $337,227,547 in premiums and $433,368,683 in net participant transfers. The Account’s liquid assets, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property — i.e., to make leveraged real estate investments. Note that the Account recently changed its borrowing policy to expand the circumstances under which it could borrow. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net assets.

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

In preparing the Account’s financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances—the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Valuation of Real Estate Joint Ventures: Real estate joint ventures are stated at the Account’s equity in the net assets of the underlying joint venture entities, which value their real estate holdings and mortgage notes payable at fair value.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2005, 23% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2005. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2005, except as noted below.

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

(b) Changes in internal controls over financial reporting. There have been no significant changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting, except as noted in Item 4(a) above.

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

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

(3)     (A) Charter of TIAA (as amended)1

          (B) Bylaws of TIAA (as amended)1

(4)     (A) Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements3, Keogh Contract,4 Retirement Select and Retirement Select Plus Contracts and Endorsements2 and Retirement Choice and Retirement Choice Plus Contracts.4

          (B) Forms of Income-Paying Contracts3

(10)   (A) Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group5, as amended6

          (B) Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996) 3

          (C) Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))2

          (31) Rule 13a-15(e)/15d-15(e) Certifications

          (32) Section 1350 Certifications

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

(b)     REPORTS ON 8-K. The Account filed a report on Form 8-K on May 6, 2005 under Items 4.01 and 9.01 of the form with respect to appointment and engagement of the Account’s certifying accountant. After the end of the quarter, the Account filed a report on Form 8-K on July 18, 2005 under Items 7.01, 8.01 and 9.01 to report certain property transactions and to furnish non-standard quarterly performance information about the Account for Regulation FD purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2005

TIAA REAL ESTATE ACCOUNT

By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: August 12, 2005

By:	/s/ Russell Noles

Russell Noles Vice President and Acting Chief Financial Officer