Form 10-Q
period 2005-09-30
TIAA REAL ESTATE ACCOUNT
filed 2005-11-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2005

|  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
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

                    Yes |X|     No |  |

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF THE TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2005

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Investments, at value:
Real estate properties
(cost: $6,297,348,557 and $5,315,565,355)	$6,767,888,247	$5,391,469,250
Real estate joint ventures and limited partnerships
(cost: $888,605,513 and $1,085,720,475)	1,214,695,891	1,288,715,399
Marketable securities:
Real estate related
(cost: $480,841,640 and $326,109,979)	503,483,694	369,744,168
Other
(cost: $2,050,552,544 and $676,124,265)	2,050,640,652	675,989,673

Total Investments
(cost: $9,717,348,254 and $7,403,520,074)	10,536,708,484	7,725,918,490
Cash	3,352,283	—
Due from investment advisor	12,497,720	4,185,034
Other	139,396,138	113,876,400

TOTAL ASSETS	10,691,954,625	7,843,979,924

LIABILITIES
Mortgage notes payable—Note 5	710,750,928	499,479,256
Amount due to bank	—	231,476
Payable for securities transactions	27,098,798	—
Accrued real estate property level expenses	115,045,969	84,959,882
Security deposits held	15,364,374	13,759,324

TOTAL LIABILITIES	868,260,069	598,429,938

NET ASSETS
Accumulation Fund	9,519,805,424	7,015,717,162
Annuity Fund	303,889,132	229,832,824

TOTAL NET ASSETS	$9,823,694,556	$7,245,549,986

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	40,994,999	33,337,597

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$232.22	$210.44

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Restated)		(Restated)
INVESTMENT INCOME
Real estate income, net:
Rental income	$159,904,798	$97,538,862	$445,617,396	$280,441,725

Real estate property level expenses and taxes:
Operating expenses	38,176,073	24,317,496	109,381,943	71,557,041
Real estate taxes	23,325,516	13,814,335	64,764,095	40,075,892
Interest expense	10,220,655	—	27,718,569	—

Total real estate property level
expenses and taxes	71,722,244	38,131,831	201,864,607	111,632,933

Real estate income—net	88,182,554	59,407,031	243,752,789	168,808,792

Income from joint ventures	17,910,424	28,566,666	49,441,871	42,724,228
Interest	17,070,099	4,463,220	34,196,613	9,319,462
Dividends	6,192,539	5,612,876	18,483,330	15,208,315

TOTAL INCOME	129,355,616	98,049,793	345,874,603	236,060,797

Expenses—Note 2:
Investment advisory charges	5,195,916	4,322,840	13,523,265	10,225,925
Administrative and distribution charges	7,590,274	3,952,538	19,517,975	11,166,357
Mortality and expense risk charges	1,648,921	1,072,428	4,401,699	2,884,388
Liquidity guarantee charges	872,223	497,758	2,277,115	1,297,846

TOTAL EXPENSES	15,307,334	9,845,564	39,720,054	25,574,516

INVESTMENT INCOME—NET	114,048,282	88,204,229	306,154,549	210,486,281

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Real estate properties	13,966,196	—	33,980,005	(74,394)
Marketable securities	10,701,433	12,050,272	30,765,836	33,019,667

Total realized gain (loss) on investments:	24,667,629	12,050,272	64,745,841	32,945,273

Net change in unrealized appreciation
(depreciation) on:
Real estate properties	194,499,675	92,609,910	385,124,290	96,503,911
Other real estate related investments	62,570,272	68,500,575	123,095,454	150,829,573
Marketable securities	(13,853,060)	7,469,091	(20,769,437)	(3,974,633)

Net change in unrealized appreciation
on investments	243,216,887	168,579,576	487,450,307	243,358,851

NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS	267,884,516	180,629,848	552,196,148	276,304,124

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$381,932,798	$268,834,077	$858,350,697	$486,790,405

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Restated)		(Restated)
FROM OPERATIONS
Investment income, net	$114,048,282	$88,204,229	$306,154,549	$210,486,281
Net realized gain (loss) on investments	24,667,629	12,050,272	64,745,841	32,945,273
Net change in unrealized appreciation
(depreciation)on investments	243,216,887	168,579,576	487,450,307	243,358,851

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	381,932,798	268,834,077	858,350,697	486,790,405

FROM PARTICIPANT TRANSACTIONS
Premiums	243,324,089	187,188,445	715,181,837	524,415,992
Net transfers from TIAA	41,630,704	40,440,138	132,961,445	91,804,633
Net transfers from CREF Accounts	313,232,998	327,342,114	1,060,185,113	716,274,382
Net transfers from (to) TIAA-CREF
Institutional Mutual Funds	1,934,309	7,685,394	14,450,709	757,314
Annuity and other periodic payments	(9,925,405)	(6,634,462)	(27,515,855)	(18,676,797)
Withdrawals and death benefits	(68,918,972)	(43,889,934)	(175,469,376)	(116,684,091)

NET INCREASE IN NET
ASSETS RESULTING FROM
PARTICIPANT TRANSACTIONS	521,277,723	512,131,695	1,719,793,873	1,197,891,433

NET INCREASE IN NET ASSETS	903,210,521	780,965,772	2,578,144,570	1,684,681,838

NET ASSETS

Beginning of period	8,920,484,035	5,697,138,227	7,245,549,986	4,793,422,161

End of period	$9,823,694,556	$6,478,103,999	$9,823,694,556	$6,478,103,999

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting
from operations	$381,932,798	$268,834,077	$858,350,697	$486,790,405
Adjustments to reconcile net increase in
net assets resulting from operations to
net cash used in operating activities:
Purchase of real estate properties	(524,558,982)	(845,218,279)	(840,509,171)	(1,048,700,937)
Capital improvements on real
estate properties	(26,091,870)	(7,728,408)	(52,737,528)	(13,924,350)
Proceeds from sale of real
estate properties	112,664,207	—	234,375,795	—
(Increase) decrease in other investments .	(213,889,606)	248,714,472	(1,388,322,942)	(364,257,531)
(Increase) decrease in other assets	(16,091,455)	(41,604,278)	(33,832,424)	(25,335,750)
(Decrease) increase in amounts
due to bank	—	(1,266,248)	(231,476)	(1,015,345)
Increase in accrued real estate
property level expenses and taxes	34,137,957	33,603,476	30,086,087	32,250,281
Increase in security deposits held	898,249	545,804	1,605,050	(11,619)
Increase in other liabilities	(16,443,838)	14,050,187	27,098,798	14,050,187
Net realized gain on total investments	(24,667,629)	(12,050,272)	(64,745,841)	(32,945,273)
Unrealized gain on total investments	(243,216,887)	(168,579,576)	(487,450,307)	(243,358,851)

NET CASH USED IN
OPERATING ACTIVITIES	(535,327,056)	(510,699,045)	(1,716,313,262)	(1,196,458,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Premiums	243,324,089	187,188,445	715,181,837	524,415,992
Net transfers from TIAA	41,630,704	40,440,138	132,961,445	91,804,633
Net transfers from CREF Accounts	313,232,998	327,342,114	1,060,185,113	716,274,382
Net transfers from TIAA-CREF
Institutional Mutual Funds	1,934,309	7,685,394	14,450,709	757,314
Principal payments of mortgages	(128,328)	—	(128,328)	—
Annuity and other periodic payments	(9,925,405)	(6,634,462)	(27,515,855)	(18,676,797)
Withdrawals and death benefits	(68,918,972)	(43,889,934)	(175,469,376)	(116,684,091)

NET CASH FLOWS
FROM FINANCING ACTIVITIES	521,149,395	512,131,695	1,719,665,545	1,197,891,433

NET INCREASE (DECREASE) IN CASH	(14,177,661)	1,432,650	3,352,283	1,432,650
CASH
Beginning of period	17,529,944	—	—	—

End of period	$3,352,283	$1,432,650	$3,352,283	$1,432,650

Supplemental disclosure: cash paid
for interest	$10,571,290	$—	$27,998,295	$—

Debt assumed in acquisition	$26,400,000	$9,521,077	$211,400,000	$9,521,077

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

Restatement and Reclassifications: In prior years’ financial statements, the Account had consolidated joint ventures in which it held a majority financial interest and had joint control over significant decisions with its minority partner. It was determined that such investments should not have been consolidated because the Account did not have a majority of the voting rights to control significant decisions. As a result, the Account has restated its interim 2004 financial statements to conform to the treatment used at December 31, 2004, which reflects the Account’s equity in net assets and operations of the underlying entities. This restatement did not affect the Account’s total net assets, net asset value per accumulation unit, net increase in net assets resulting from operations or the Account’s total return, as previously reported in the Account’s 2004 financial statements. In addition, the Account changed the presentation of operating results in its interim 2004 financial statements to eliminate discontinued operations reporting, which more appropriately reflects the Account’s business activities.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2104. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2005	$587,439,224
2006	605,927,319
2007	555,382,675
2008	490,437,928
2009	432,450,944
2010-2104	1,238,527,778

Total	$3,910,165,868

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Unconsolidated Joint Ventures

The Account owns several real estate properties through unconsolidated joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable is $469,049,579 and $345,136,785 at September 30, 2005 and December 31, 2004, respectively. The Accounts’ equity in the joint ventures is $1,173,768,180 and $1,257,893,004 at September 30, 2005 and December 31, 2004, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	September 30, 2005	December 31, 2004

Assets
Real estate properties	$2,911,527,158	$2,760,426,300
Other assets	76,846,837	55,021,655

Total assets	$2,988,373,995	$2,815,447,955

Liabilities and Equity
Mortgage notes payable,
including accrued interest	$866,599,157	$618,773,569
Other liabilities	69,947,609	47,389,201

Total liabilities	936,546,766	666,162,770
Equity	2,051,827,229	2,149,285,185

Total liabilities and equity	$2,988,373,995	$2,815,447,955

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

		Restated		Restated
Operating Revenues and Expenses
Revenues	$67,675,118	$63,916,924	$197,015,779	$175,989,070
Expenses	35,027,312	31,657,216	102,854,995	87,462,238

Excess of revenues over expenses	$32,647,806	$32,259,708	$94,160,784	$88,526,832

Note 5—Mortgage Payable

Property	Interest Rate	Amount		Due

50 Fremont	6.40% paid monthly	$135,000,000		August 21, 2013
Ontario Industrial Portfolio	7.24% paid monthly	9,350,928	(a)	May 01, 2011
IDX Tower	6.40% paid monthly	145,000,000		August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000,000		August 21, 2013
99 High Street	5.12% paid monthly(b)	185,000,000		January 9, 2008
Reserve at Sugarloaf	5.49% paid monthly(c)	26,400,000		June 1, 2013

Total		$710,750,928

(a) Principal payments due monthly with balloon payment of $8,127,115 due on May 1, 2011.

(b) Debt assumed in conjunction with property acquired in 2005. The interest rate is 30 day Libor plus 1.42%.

(c) Debt assumed in conjunction with property acquired in 2005 at a fixed rate of 5.49%.

Principal on mortgage notes payable is due as follows:

Amount
2005	$45,032
2006	186,862
2007	201,415
2008	185,215,163
2009	233,858
Thereafter	524,868,598

Total	$710,750,928

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Nine Months
	Ended	For the Years Ended December 31,
	September 30,
	2005	2004	2003	2002	2001	2000

	(Unaudited)		(Restated)	(Restated)	(Restated)	(Restated)
Per Accumulation Unit Data:
Rental income	$11.653	$13.422	$15.584	$14.225	$14.862	$14.530
Real estate property
level expenses	5.279	5.331	5.890	4.819	4.754	4.674

Real estate income, net	6.374	8.091	9.694	9.406	10.108	9.856
Income from real estate
joint ventures	1.293	1.935	1.379	0.807	0.130	0.056
Dividends and interest	1.378	1.406	0.839	1.249	1.950	2.329

Total income	9.045	11.432	11.912	11.462	12.188	12.241
Expense charges (1)	1.039	1.241	1.365	1.101	0.995	0.998

Investment income, net	8.006	10.191	10.547	10.361	11.193	11.243
Net realized and unrealized
gain (loss) on investments	13.769	13.314	2.492	(4.621)	(1.239)	3.995

Net increase in
Accumulation Unit Value	21.775	23.505	13.039	5.740	9.954	15.238
Accumulation Unit Value:
Beginning of period	210.444	186.939	173.900	168.160	158.206	142.968

End of period	$232.219	$210.444	$186.939	$173.900	$168.160	$158.206

Total return	10.35%	12.57%	7.50%	3.41%	6.29%	10.66%
Ratios to Average Net Assets:
Expenses (1)	0.47%	0.63%	0.76%	0.67%	0.61%	0.67%
Investment income, net	3.65%	5.17%	5.87%	5.65%	6.81%	7.50%
Portfolio turnover rate:
Real estate properties	3.29%	2.32%	5.12%	0.93%	4.61%	3.87%
Securities	54.62%	143.47%	71.83%	52.08%	40.62%	32.86%
Thousands of Accumulation Units
Outstanding at end of period	40,995	33,338	24,724	20,347	18,456	14,605
Net assets end of period
(in thousands)	$9,823,695	$7,245,550	$4,793,422	$3,675,989	$3,213,667	$2,387,122

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2005 would be $6.318 ($6.572, $7.255, $5.920, $5.749 and $5.672 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2005 would be 2.88% (3.33%, 4.04%, 3.61%, 3.50% and 3.79% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Nine Months	Year
	Ended	Ended
	September 30, 2005	December 31, 2004

	(Unaudited)
Accumulation Units:
Credited for premiums	3,266,992	3,746,093
Credited (cancelled) for transfers, net
disbursements and amounts applied to the
Annuity Fund	4,390,410	4,867,321
Outstanding:
Beginning of year	33,337,597	24,724,183

End of period	40,994,999	33,337,597

Note 8—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2005 the Account had outstanding commitments to purchase two industrial properties for approximately $78.7 million (which subsequently closed), and to purchase an apartment property in the approximate amount of $176.6 million.

Subsequent to September 30, 2005, the Account entered into commitments to purchase one industrial property and two office properties for approximately $659.3 million. One of the office properties which is located in London, England and will have debt placed on the property after closing. The Account also entered into commitments to sell seven industrial properties for a total of approximately $94.1 million (six of which have closed for an approximate amount of $89.7 million), a commitment to sell one apartment property (which has closed for an approximate amount of $102.1 million) and one retail property for a total of approximately $18.9 million.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

REAL ESTATE PROPERTIES—64.23% and 69.78%	Value

Location / Description	9/30/05		12/31/04

Alabama:	(Unaudited)
Inverness Center—Office building	$96,012,250		$—
Arizona:
Biltmore Commerce Center—Office building	43,709,010		34,104,182
Mountain RA Industrial Portfolio—Industrial building	5,712,820		5,513,947
California:
3 Hutton Centre Drive—Office building	46,887,945		41,106,333
9 Hutton Centre—Office building	25,429,370		23,169,449
50 Fremont—Office building	330,700,000	(1)	323,264,602	(1)
88 Kearny Street—Office building	76,049,606		69,026,718
Cabot Industrial Portfolio—Industrial building	75,600,000		—
Capitol Place—Office building	48,000,000		42,400,000
Centerside I—Office building	66,000,000		65,037,900
Centre Pointe and Valley View—Industrial building	26,421,030		25,329,023
Eastgate Distribution Center—Industrial building	21,000,000		18,800,000
Kenwood Mews—Apartments	28,822,938		27,700,000
Larkspur Courts—Apartments	73,000,000		66,000,000
The Legacy at Westwood—Apartments	98,503,594		90,750,000
Northern CA RA Industrial Portfolio—Industrial building	59,647,677		59,169,642
Northpoint Commerce Center—Industrial building	49,523,500		46,000,000
Ontario Industrial Portfolio—Industrial building	224,150,928	(1)	187,079,256	(1)
Regents Court—Apartments	61,500,000		56,700,000
Southern CA RA Industrial Portfolio—Industrial building	83,086,032		89,097,299
U.S. Bank Plaza– Office building	159,000,000		—
Westcreek—Apartments	29,651,923		28,161,865
West Lake North Business Park– Office building	56,156,047		50,021,000
Westwood Marketplace—Shopping center	82,500,000		80,019,410
Colorado:
The Lodge at Willow Creek—Apartments	34,600,000		32,201,274
The Market at Southpark—Shopping center	33,533,687		33,522,400
Monte Vista—Apartments	24,000,800		22,501,650
Connecticut:
Ten & Twenty Westport Road—Office building	157,000,000		148,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	13,645,000		16,543,121
Florida:
701 Brickell—Office building	193,392,896		177,000,000
4200 West Cypress Street—Office building	34,817,113		33,900,000
The Fairways of Carolina—Apartments	19,500,000		18,100,000
Golfview—Apartments	30,525,000		28,543,437
The Greens at Metrowest—Apartments	15,500,000		14,623,330
Maitland Promenade One—Office building	37,825,728		36,053,639
Plantation Grove—Shopping center	13,800,000		11,200,000
Pointe on Tampa Bay—Office building	43,352,182		40,551,310
Quiet Waters at Coquina Lakes—Apartments	20,500,000		19,200,000
Royal St. George—Apartments	21,300,000		19,400,000
Sawgrass Office Portfolio—Office building	58,000,000		52,000,000
South Florida Apartment Portfolio—Apartments	54,032,528		47,700,000
Suncrest Village—Shopping center	16,000,000		—
Urban Centre—Office building	105,638,573		—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

	Value

Location / Description	9/30/05		12/31/04

Georgia:	(Unaudited)
Alexan Buckhead—Apartments	$36,000,000		$37,500,000
Atlanta Industrial Portfolio—Industrial building	70,487,629		37,750,840
Reserve at Sugarloaf—Apartments	44,800,000	(1)	—
Glenridge Walk—Apartments	44,329,325		—
1050 Lenox Park—Apartments	70,751,676		—
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	39,506,822		42,000,000
Chicago Industrial Portfolio—Industrial building	70,022,067		70,002,239
Columbia Centre III—Office building	28,700,000		28,900,000
East North Central RA Industrial Portfolio—Industrial building	37,000,000		23,734,331
Oak Brook Regency Towers—Office building	73,200,000		68,400,000
Parkview Plaza—Office building	50,995,000		48,700,000
Rolling Meadows—Shopping center	18,500,000		15,750,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	58,500,000		49,000,000
Maryland:
Corporate Boulevard—Office building	—		65,038,710
FEDEX Distribution Facility—Industrial building	8,500,000		8,200,000
Massachusetts:
99 High Street—Office building	276,200,000	(1)	—
Batterymarch Park II—Office building	10,908,946		10,700,000
Longwood Towers—Apartments	104,000,000		82,500,000
Needham Corporate Center—Office building	16,491,757		15,030,046
Northeast RA Industrial Portfolio—Industrial building	28,800,209		33,110,903
Michigan:
Indian Creek—Apartments	—		18,825,000
Minnesota:
Interstate Crossing—Industrial building	7,512,721		7,300,000
River Road Distribution Center—Industrial building	5,631,496		4,600,000
Nevada:
UPS Distribution Facility—Industrial building	15,000,000		12,900,000
New Jersey:
10 Waterview Boulevard—Office building	27,500,000		26,400,000
371 Hoes Lane—Office building	11,505,681		10,666,570
Konica Photo Imaging Headquarters—Industrial building	24,300,000		21,200,000
Morris Corporate Center III—Office building	98,400,000		82,300,000
NJ Caleast Industrial Portfolio—Industrial building	41,500,000		39,300,000
South River Road Industrial—Industrial building	54,000,000		34,900,000
New York:
780 Third Avenue—Office building	230,000,000		197,000,000
The Colorado—Apartments	85,000,000		58,156,056
Ohio:
Bent Tree—Apartments	—		13,600,000
Columbus Portfolio—Office building	22,600,000		21,500,000
Oregon:
Five Centerpointe—Office building	—		14,500,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

	Value

Location / Description	9/30/05		12/31/04

Pennsylvania:	(Unaudited)
Lincoln Woods—Apartments	$31,511,474		$31,472,870
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	53,137,601		47,400,000
Summit Distribution Center—Industrial building	25,900,000		23,800,000
Texas:
Butterfield Industrial Park—Industrial building	4,610,750		4,600,000	(2)
Dallas Industrial Portfolio—Industrial building	166,039,590		138,500,000
Four Oaks Place—Office building	295,213,291		255,357,238
The Caruth—Apartments	60,947,552		—
The Legends at Chase Oaks—Apartments	27,000,000		27,051,851
The Maroneal—Apartments	35,039,667		—
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	13,600,000		12,500,000
Virginia:
8270 Greensboro Drive—Office building	60,100,000		—
Ashford Meadows—Apartments	78,510,430		68,000,000
Fairgate at Ballston—Office building	33,283,461		28,500,017
Monument Place—Office building	44,000,000		37,000,000
One Virginia Square—Office building	46,000,000		42,500,000
Washington:
IDX Tower—Office building	353,000,000	(1)	347,978,282	(1)
Northwest RA Industrial Portfolio—Industrial building	18,200,000		19,438,852
Rainier Corporate Park– Industrial building	57,542,138		56,035,878
Washington DC:
1001 Pennsylvania Avenue—Office building	483,398,269	(1)	466,424,940	(1)
1015 15th Street—Office building	70,172,877		59,000,134
1900 K Street—Office building	221,000,000		219,453,706
The Farragut Building—Office building	—		46,500,000
Mazza Gallerie—Shopping center	85,009,641		81,000,000

TOTAL REAL ESTATE PROPERTIES
(Cost $6,297,348,557 and $5,315,565,355)	6,767,888,247		5,391,469,250

OTHER REAL ESTATE RELATED INVESTMENTS—11.53% and 16.68%
REAL ESTATE JOINT VENTURE—11.14% and 16.28%
Teachers REA LLC, which owns
Cabot Industrial Portfolio (100% Account Interest)	—		60,600,000
Bisys Crossings I, LLC
BISYS Fund Services Building (96% Account Interest)	—		34,751,940
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	94,205,698		80,618,771
IL-161 Clark Street LLC
161 North Clark Street (75% Account Interest)	160,645,463		157,282,972
One Boston Place REIT
One Boston Place (50.25% Account Interest)	146,283,080		139,382,942
Storage Portfolio I, LLC
Storage Portfolio (3) (75% Account Interest)	61,418,333	(4)	50,430,399	(4)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	92,608,772		88,524,364

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

	Value

Location / Description	9/30/05		12/31/04

Strategic Ind Portfolio I, LLC	(Unaudited)
IDI Nationwide Industrial Portfolio (3) (60% Account Interest)	$65,004,199	(4)	$64,041,442	(4)
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	135,280,907		222,702,820
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	196,019,721	(4)	162,632,565	(4)
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)	31,454,166		27,894,742
West Dade Associates
Miami International Mall (50% Account Interest)	80,583,421	(4)	61,577,257	(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)	110,264,419	(4)	107,452,790	(4)

TOTAL REAL ESTATE JOINT VENTURE
(Cost $844,692,168 and $1,060,788,630)	1,173,768,179		1,257,893,004

LIMITED PARTNERSHIPS—0.39% and 0.40%
Cobalt Industrial REIT (10.06% Account Interest)	5,893,659		—
Colony Realty Partners (5.49% Account Interest)	6,641,105		—
Essex Apartment Value Fund, L.P. (10% Account Interest)	683,885		11,434,495
Heitman Value Part Fund (8.43% Account Interest)	8,082,480		3,766,214
MONY/Transwestern Fund II (16.67% Account Interest)	15,109,529		3,134,952
MONY/Transwestern Mezzanine Realty Partners L.P.
(19.75% Account Interest)	4,517,054		12,486,734

TOTAL LIMITED PARTNERSHIP
(Cost $43,913,345 and $24,931,845 )	40,927,712		30,822,395

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS
(Cost $888,605,513 and $1,085,720,475)	1,214,695,891		1,288,715,399

MARKETABLE SECURITIES—24.24% and 13.54%

REAL ESTATE RELATED—4.78% and 4.79%

REAL ESTATE INVESTMENT TRUSTS—4.53% and 4.25%

Shares

9/30/05	12/31/04	Issuer

125,000	—	Aames Investment Corp	785,000	—
—	70,000	Acadia Realty Trust	—	1,141,000
550,000	550,000	Affordable Residential Communities	5,560,500	7,892,500
36,685	36,685	AMB Property Corp	1,647,157	1,481,707
108,000	446,100	American Campus Communities	2,594,160	10,032,789
919,000	—	American Financial Realty	13,049,800	—
—	140,000	Amli Residential Properties	—	4,480,000
546,000	46,000	Archstone-Smith Trust	21,769,020	1,761,800
150,000	232,900	Ashford Hospitality Trust	1,614,000	2,531,623
40,000	—	Avalonbay Communities Inc	3,428,000	—
100,000	—	Bimini Mortgage Management-A	1,130,000	—
—	150,000	Boston Properties Inc	—	9,700,500
—	150,000	Brandywine Realty Trust	—	4,408,500
51,800	35,000	BRE Properties	2,305,100	1,410,850

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

Shares			Value

9/30/05	12/31/04	Issuer	9/30/05	12/31/04

			(Unaudited)
270,000	—	Brookfield Properties	$7,956,900	$—
60,000	60,000	Capital Lease Funding Inc	621,000	750,000
121,000	—	Carramerica Realty Corp	4,349,950	—
424,000	—	Cedar Shopping Centers Inc	6,135,280	—
197,045	60,000	Centerpoint Properties Trust	8,827,616	2,873,400
155,500	—	Colonial Properties Trust	6,916,640	—
—	143,000	Corporate Office Properties	—	4,197,050
976,000	—	Deerfield Triarc Capital Cor	13,527,360	—
434,000	434,000	Developers Diversified Realty	20,267,800	19,256,580
—	1,072,990	Digital Realty Trust Inc	—	14,453,175
193,400	—	Duke Realty Corp	6,552,392	—
1,087,000	—	ECC Capital Corp	3,543,620	—
593,109	—	Education Realty Trust Inc	9,904,920	—
—	31,875	Equity Lifestyle Properties	—	1,139,532
—	147,518	Equity Office Properties Trust	—	4,295,724
180,000	180,000	Equity Residential	6,813,000	6,512,400
530,577	594,500	Extra Space Storage Inc	8,160,274	7,924,685
—	413,873	Falcon Financial Investment	—	2,897,111
1,367,000	1,367,000	Feldman Mall Properties	17,771,000	17,784,670
200,000	—	Gables Residential Trust	8,730,000	—
110,000	110,000	General Growth Properties	4,942,300	3,977,600
—	75,000	Glenborough Realty Trust Inc	—	1,596,000
488,300	912,000	GMH Communities Trust	7,163,361	12,859,200
308,700	38,818	Gramercy Capital Corp	7,396,452	799,651
212,000	72,550	Great Wolf Resorts Inc	2,192,080	1,620,767
—	75,000	HealthCare Realty Trust Inc	—	3,052,500
562,000	350,000	Hersha Hospitality Trust	5,580,660	4,007,500
60,000	—	Hilton Hotels Corp	1,339,200	—
236,600	168,000	Home Properties Inc	9,286,550	7,224,000
450,000	325,000	Homebanc Corp/Ga	3,474,000	3,146,000
—	74,257	Impac Mortgage Holdings Inc	—	1,683,406
300,000	—	Host Marriott Corp	5,070,000	—
100,000	—	Innkeepers USA Trust	1,545,000	—
300,000	300,000	Interstate Hotels & Resorts	1,395,000	1,608,000
80,000	—	Istar Financial Inc	3,234,400	—
1,958,000	1,908,000	Jameson Inns Inc	4,033,480	3,758,760
100,000	—	JER Investors Trust Inc	1,806,000	—
108,000	54,000	Kimco Realty Corp	3,393,360	3,131,460
582,000	324,443	Kite Realty Group Trust	8,683,440	4,957,489
300,000	—	KKR Financial Corp	6,672,000	—
252,000	—	La Quinta Corp-Paired	2,189,880	—
50,000	—	Lasalle Hotel Properties	1,722,500	—
120,000	215,078	Lexington Corporate Properties Trust	2,826,000	4,856,461
1,266,660	1,266,660	Lodgian Inc	12,983,265	15,579,918
200,000	162,000	LTC Properties Inc	4,240,000	3,225,420
75,000	150,000	Macerich Company/The	4,870,500	9,420,000
30,420	30,420	Mack-Cali Realty Corp	1,367,075	1,400,233
200,000	—	Medical Properties Trust Inc	1,960,000	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005
Shares			Value

9/30/05	12/31/04	Issuer	9/30/05	12/31/04

			(Unaudited)
40,000	40,000	Mills Corp/The	$2,203,200	$2,550,400
150,000	150,000	Mission West Properties	1,506,000	1,596,000
331,200	—	Monmouth REIT-CLA	2,712,528	—
231,100	—	Mortgageit Holdings Inc	3,286,242	—
119,600	—	NewCastle Investment Corp	3,336,840	—
—	270,000	New York Mortgage Trust Inc	—	3,024,000
75,000	100,000	Northstar Realty Finance Cor	704,250	1,145,000
100,000	—	Novastar Financial Inc	3,299,000	—
525,000	525,000	Origen Financial Inc	3,974,250	3,927,000
318,200	70,700	Parkway Properties	14,929,944	3,588,025
203,700	75,000	Prentiss Properties Trust	8,270,220	2,865,000
471,169	200,000	Prologis Trust	20,877,498	8,666,000
30,000	—	Public Storage, Inc	2,010,000	—
50,600	—	RAIT Investment Trust	1,442,100	—
679,853	507,000	Reckson Associates Realty Corp	23,488,921	16,634,670
248,500	45,000	Regency Centers Corp	14,276,325	2,493,000
305,721	255,900	Simon Property Group Inc	22,660,041	16,549,053
350,000	—	Starwood Hotels & Resorts	20,009,500	—
303,820	303,820	Sunset Financial Resources	2,445,751	3,162,766
162,500	315,000	Sunstone Hotel Investors Inc	3,963,375	6,545,700
111,200	268,200	Thomas Properties Group	1,446,712	3,416,868
50,000	1,500,000	Trizec Properties Inc	1,153,000	28,380,000
100,000	100,000	United Dominion Realty Trust	2,370,000	2,480,000
160,000	77,558	Ventas Inc	5,152,000	2,125,865
200,000	50,000	Vornado Realty Trust	17,324,000	3,806,500
100,000	—	Windrose Medical Properties	1,528,000	—

TOTAL REAL ESTATE INVESTMENT TRUSTS
(Cost $455,211,847 and $284,166,107 )			477,696,689	327,785,808

COMMERCIAL MORTGAGE BACKED SECURITIES—0.25% and 0.54%

Principal

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date

$—	$10,000,000	Bear Stearns CMS
		3.436% 05/14/16	—	10,006,950
4,025,594	10,000,000	COMM 2004 HTL1 A1
		4.008% 07/15/16	4,027,233	10,013,820
10,000,000	10,000,000	GSMS 2001-Rock A2FL
		4.040% 05/03/18	10,230,770	10,070,610
10,000,000	10,000,000	MSDWC 2001-280 A2F
		4.106% 02/03/16	9,925,690	9,915,150
1,601,634	1,940,947	Trize 2001—TZHA A3FL
		4.138% 03/15/13	1,603,312	1,951,830

TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
(Cost $25,629,793 and $41,943,872)			25,787,005	41,958,360

TOTAL REAL ESTATE RELATED
(Cost $480,841,640 and $326,109,979 )			503,483,694	369,744,168

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

OTHER—19.46% and 8.75%

COMMERCIAL PAPER—12.35% and 4.51%

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$5,000,000	$—	ABN AMRO North America Finance, Inc
		3.525%	10/20/05	$4,991,100	$—
20,000,000	—	ABN AMRO North America Finance, Inc
		3.760%	11/30/05	19,876,000	—
24,500,000	—	American Express Centurion Bank
		3.640%	10/04/05	24,500,000	—
15,000,000	25,000,000	American Honda Finance Corp
		3.590%	10/19/05	14,974,650	24,981,667
10,000,000	—	American Honda Finance Corp
		3.640%	10/21/05	9,981,100	—
3,300,000	—	Barclay’s U.S. Funding Corp
		3.850%	12/14/05	3,274,359	—
8,000,000	—	Barclay’s Bank, PLC
		3.735%	11/14/05	7,998,960	—
15,000,000	—	Barclay’s Bank, PLC
		3.781%	08/30/06	14,997,750	—
20,000,000	—	Barclay’s Bank, PLC
		3.960%	12/29/05	20,001,400	—
10,000,000	10,000,000	Beta Finance, Inc
		3.740%	11/22/05	9,946,500	9,991,445
10,500,000	15,000,000	Beta Finance, Inc
		3.740%	11/23/05	10,442,670	14,980,050
25,000,000	18,100,000	BMW US Capital Corp
		3.550%	10/06/05	24,992,000	18,077,073
23,285,000	—	Canadian Imperial Bank of Commerce
		3.540%	10/17/05	23,282,439	—
25,000,000	13,000,000	CC (USA), Inc
		3.635%	10/17/05	24,963,000	12,988,878
10,500,000	—	CC (USA), Inc
		3.890%	12/02/05	10,428,521	—
16,000,000	3,100,000	Ciesco LP
		3.670%	10/20/05	15,971,360	3,097,537
6,000,000	—	Ciesco LP
		3.670%	11/07/05	5,977,740	—
2,657,000	—	Ciesco LP
		3.490%	10/03/05	2,657,000	—
25,000,000	—	Ciesco LP
		3.800%	11/10/05	24,899,250	—
12,355,000	—	Citigroup Funding Inc.
		3.810%	12/21/05	12,248,994	—
11,000,000	25,000,000	Corporate Asset Funding Corp, Inc
		3.650%	10/28/05	10,970,960	24,949,625
8,000,000	—	Corporate Asset Funding Corp, Inc
		3.610%	10/07/05	7,996,640	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$15,000,000	$—	Corporate Asset Funding Corp, Inc
		3.800%	11/14/05	$14,933,100	$—
16,000,000	—	Corporate Asset Funding Corp, Inc
		3.890%	12/01/05	15,892,809	—
14,000,000	—	Dorada Finance Inc
		3.530%	10/20/05	13,974,940	—
11,000,000	—	Dorada Finance Inc
		3.740%	11/22/05	10,941,150	—
8,000,000	—	Dorada Finance Inc
		3.900%	01/23/06	7,900,480	—
25,000,000	—	Dupont De Nemours & Co
		3.550%	10/13/05	24,973,750	—
25,000,000	—	Edison Asset Securitization, LLC
		3.450%	10/04/05	24,997,250	—
25,000,000	—	FCAR Owner Trust I
		3.680%	11/09/05	24,901,750	—
17,000,000	—	First Tennessee National Bank
		3.780%	10/31/05	17,000,000	—
2,670,000	—	Fortune Brands
		2.850%	5/10/05	—	2,668,205
25,000,000	—	Gannett Inc
		3.750%	11/02/05	24,921,000	—
12,000,000	—	General Electric Capital Corp
		3.640%	10/24/05	11,973,720	—
13,000,000	—	General Electric Capital Corp
		3.530%	12/19/05	12,891,450	—
23,050,000	—	Goldman Sachs Group, LP
		3.790%	10/27/05	22,991,914	—
4,200,000	15,000,000	Govco Incorporated
		3.520%	10/11/05	4,196,472	14,990,833
11,000,000	10,000,000	Govco Incorporated
		3.520%	10/17/05	10,983,720	9,986,700
8,500,000	—	Govco Incorporated
		3.800%	12/14/05	8,433,275	—
1,335,000	—	Govco Incorporated
		3.530%	12/15/05	1,324,373	—
25,000,000	25,000,000	Greyhawk Funding LLC
		3.780%	10/26/05	24,939,000	24,948,000
—	10,750,000	Harley-Davidson Funding Corp
		2.230%	02/14/05	—	10,718,556
700,000	—	Harrier Finance Funding (US) LLC
		3.700%	11/01/05	697,851	—
12,400,000	—	Harrier Finance Funding (US) LLC
		3.760%	12/22/05	12,291,252	—
12,000,000	—	Harrier Finance Funding (US) LLC
		3.910%	12/28/05	11,886,480	—
25,000,000	—	Harrier Finance Funding (US) LLC
		3.930%	01/25/06	24,683,000	—
11,245,000	—	HBOS Treasury Srvcs Plc
		3.550%	10/03/05	11,245,000	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$10,805,000	$—	HBOS Treasury Srvcs Plc
		3.445%	10/05/05	$10,802,731	$—
25,000,000	—	HSBC Finance Corporation
		3.790%	12/22/05	24,781,000	—
25,000,000	—	IBM Capital Inc
		3.470%	10/06/05	24,992,000	—
5,048,000	15,000,000	Kitty Hawk Funding Corp
		3.700%	11/16/05	5,024,325	14,975,300
2,830,000	9,565,000	Kitty Hawk Funding Corp
		3.780%	11/02/05	2,821,001	9,550,461
10,000,000	—	Kitty Hawk Funding Corp
		3.890%	02/15/06	9,848,300	—
18,000,000	—	Links Finance L.L.C.
		3.720%	11/17/05	17,913,780	—
7,000,000	—	Links Finance L.L.C.
		3.760%	11/09/05	6,972,490	—
24,000,000	—	National City Corp
		3.540%	10/18/05	23,997,360	—
25,000,000	—	Nestle Capital Corp
		3.650%	11/30/05	24,845,000	—
17,660,000	10,000,000	Paccar Financial Corp
		3.660%	11/16/05	17,577,704	9,984,800
7,400,000	—	Paccar Financial Corp
		3.700%	11/17/05	7,364,702	—
31,200,000	—	Park Avenue Receivables Corp
		3.780%	10/24/05	31,130,424	—
12,000,000	—	PepsiCo, Inc
		3.550%	10/11/05	11,989,800	—
35,000,000	—	PepsiCo, Inc
		3.750%	11/03/05	34,876,042	—
10,000,000	—	PNC Bank, NA
		3.610%	12/30/05	9,991,500	—
9,000,000	—	Preferred Receivables Funding Corp
		3.740%	10/20/05	8,983,710	—
10,000,000	10,000,000	Private Export Funding Corporation
		3.650%	12/05/05	9,932,500	9,992,667
6,000,000	—	Private Export Funding Corporation
		3.725%	12/06/05	5,958,780	—
9,000,000	—	Procter & Gamble
		3.730%	11/28/05	8,946,270	—
15,800,000	—	Procter & Gamble
		3.665%	11/15/05	15,728,110	—
13,500,000	—	Rabobank
		3.600% 10/13/05		13,499,190	—
10,000,000	25,000,000	Rabobank USA Financial Corp
		3.640%	11/28/05	9,940,300	24,946,375
1,275,000	—	Rabobank USA Financial Corp
		3.650%	11/08/05	1,270,181	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$5,800,000	$—	Rabobank USA Financial Corp
		3.900%	12/23/05	$5,748,902	$—
7,000,000	—	Ranger Funding Company LLC
		3.750%	10/19/05	6,988,170	—
25,000,000	—	Regions Bank (Alabama)
		3.710%	11/01/05	24,997,500	—
24,000,000	23,135,000	Royal Bank of Canada
		3.660%	11/08/05	23,995,680	23,108,626
16,500,000	16,430,000	Royal Bank of Scotland PLC
		3.680%	11/16/05	16,423,110	16,393,690
13,275,000	—	Scaldis Capital LLC
		3.740%	10/20/05	13,251,105	—
20,000,000	—	Scaldis Capital LLC
		3.760%	10/25/05	19,953,400	—
1,675,000	—	Scaldis Capital LLC
		3.730%	10/05/05	1,674,648	—
—	2,000,000	Sherwin-Williams Co
		2.240%	01/20/05	—	1,997,467
6,590,000	15,000,000	Sigma Finance Inc
		3.680%	11/10/05	6,563,442	14,965,875
13,000,000	—	Sigma Finance Inc
		3.750%	11/28/05	12,921,610	—
5,000,000	—	Sigma Finance Inc
		3.940%	03/01/06	4,916,000	—
25,000,000	—	Societe Generale North America, Inc
		3.860%	12/27/05	24,995,000	—
—	25,000,000	Toronto Dominion Bank
		3.160%	09/14/05	—	24,977,213
6,200,000	25,000,000	UBS Finance, (Delaware) Inc
		3.780%	11/28/05	6,162,986	24,990,500
25,105,000	—	UBS Finance, (Delaware) Inc
		3.770%	11/07/05	25,012,865	—
18,500,000	—	UBS Finance, (Delaware) Inc
		3.780%	12/01/05	18,383,265	—
20,000,000	—	Ventures Business Trust
		3.870%	10/03/05	19,993,550
25,000,000	—	Wal-Mart Stores
		3.520%	10/04/05	24,997,500	—
25,000,000	—	Wells Fargo
		3.650%	10/14/05	24,999,000	—
20,000,000	—	Wells Fargo
		3.750%	10/31/05	19,999,400
3,075,000	—	Yorktown Capital, LLC
		3.330%	11/10/05	3,062,608	—
12,820,000	—	Yorktown Capital, LLC
		3.750%	10/18/05	12,799,744	—

TOTAL COMMERCIAL PAPER
(Cost$1,301,338,184 and $348,329,276 )				1,301,372,814	348,261,543

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

GOVERNMENT AGENCY BONDS—7.11% and 4.24%

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$—	$9,380,000	Federal Farm Credit Banks
		1.780%	03/15/05	$—	$9,334,882
—	8,603,000	Federal Farm Credit Banks
		1.220%	01/07/05	—	8,599,403
116,535,000	7,860,000	Federal Home Loan Banks
		3.560%	10/07/05	116,488,386	7,798,928
25,000,000	18,000,000	Federal Home Loan Banks
		3.380%	10/11/05	24,980,000	17,992,475
33,520,000	22,825,000	Federal Home Loan Banks
		3.590%	10/12/05	33,489,832	22,795,841
50,000,000	20,700,000	Federal Home Loan Banks
		3.640%	11/04/05	49,836,500	20,636,761
—	11,245,000	Federal Home Loan Banks
		3.230%	09/02/05	—	11,227,214
—	8,510,000	Federal Home Loan Banks
		2.950%	07/01/05	—	8,471,280
34,965,000	20,000,000	Federal Home Loan Mortgage Corp
		3.560%	10/11/05	34,937,028	19,995,222
7,457,000	15,000,000	Federal Home Loan Mortgage Corp
		3.580%	10/18/05	7,445,815	14,993,546
10,000,000	15,540,000	Federal Home Loan Mortgage Corp
		3.620%10/25/05		9,978,000	15,516,366
5,680,000	—	Federal Home Loan Mortgage Corp
		3.570%	11/01/05	5,663,187	—
10,536,000	—	Federal Home Loan Mortgage Corp
		3.660%	11/02/05	10,503,654	—
32,210,000	—	Federal Home Loan Mortgage Corp
		3.650%	11/08/05	32,091,467	—
28,560,000	—	Federal Home Loan Mortgage Corp
		3.680%	11/29/05	28,393,495	—
50,000,000	—	Federal Home Loan Mortgage Corp
		3.430%	12/05/05	49,670,000	—
10,905,000	—	Federal Home Loan Mortgage Corp
		3.600%	12/12/05	10,825,066	—
50,000,000	—	Federal Home Loan Mortgage Corp
		3.680%	12/13005	49,628,000	—
11,587,000	—	Federal Home Loan Mortgage Corp
		3.600%	12/19/05	11,493,609	—
25,000,000	—	Federal Home Loan Mortgage Corp
		3.710%	12/20/05	24,795,750	—
1,100,000	—	Federal Home Loan Mortgage Corp
		3.470%	12/27/05	1,090,210	—
6,000,000	—	Federal Home Loan Mortgage Corp
		3.480%	12/30/05	5,944,680	—
3,840,000	—	Federal Home Loan Mortgage Corp
		3.740%	01/09/06	3,799,872	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2005

Principal				Value

9/30/05	12/31/04	Issuer, Current Rate and Maturity Date		9/30/05	12/31/04

				(Unaudited)
$38,820,000	$22,280,000	Federal National Mortgage Association
		3.460%	10/03/05	$38,820,000	$22,094,408
40,000,000	50,000,000	Federal National Mortgage Association
		3.400%	10/05/05	39,992,000	49,942,208
36,490,000	25,000,000	Federal National Mortgage Association
		3.470%	10/07/05	36,475,404	24,980,590
21,595,000	31,925,000	Federal National Mortgage Association
		3.550%	10/14/05	21,571,246	31,919,281
8,500,000	32,184,000	Federal National Mortgage Association
		3.560%	10/24/05	8,482,150	32,174,390
15,482,000	9,270,000	Federal National Mortgage Association
		3.540%	10/26/05	15,446,392	9,255,335
24,500,000	—	Federal National Mortgage Association
		3.650%	11/09/05	24,407,390	—
3,460,000	—	Federal National Mortgage Association
		3.340%	11/23/05	3,441,973	—
18,232,000	—	Federal National Mortgage Association
		3.550%	12/07/05	18,107,840	—
30,000,000	—	Federal National Mortgage Association
		3.710%	12/28/05	29,729,700	—
1,766,000	—	Federal National Mortgage Association
		3.960%	02/15/05	1,739,192	—

TOTAL GOVERNMENT AGENCY BONDS
(Cost $749,214,360 and $327,794,989 )				749,267,838	327,728,130

TOTAL OTHER
(Cost $2,050,552,544 and $676,124,265 )				2,050,640,652	675,989,673

TOTAL MARKETABLE SECURITIES
(Cost $2,531,394,184 and $1,002,234,244)				2,554,124,346	1,045,733,841

TOTAL INVESTMENTS—100.00%
(Cost $9,717,348,254 and $7,403,520,074)				$10,536,708,484	$7,725,918,490

(1)	The property has a mortgage note payable outstanding, as indicated in Note 5.
(2)	Leasehold interest only.
(3)	Located throughout the U.S.
(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL
             CONDITION AND OPERATING RESULTS.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

     As of September 30, 2005, the TIAA Real Estate Account owned a total of 107 real estate properties, representing 75.37% of the Account’s total investment portfolio (eleven of which were held in joint ventures). This real estate portfolio included 43 office properties (six of which are held in joint ventures), 30 industrial properties (including one joint venture), 24 apartment complexes, 9 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

     During the third quarter of 2005, the Account closed thirteen transactions. The Account purchased eight properties: two office properties for an approximate total of $265 million, one industrial property for an approximate total amount of $30 million, and five apartment properties, for approximately $229 million including one subject to debt. There is currently an outstanding commitment to purchase an apartment property in the approximate amount of $176.6 million which was authorized in the third quarter. In addition, approximately $250 million in debt was placed on an office building which the Account owns a 50% joint venture interest in. In continuance of its 2005 business plan, which included the disposition of assets which had either matured or maximized in value, the Account sold two office properties for approximately $82.9 million and two apartment properties for an approximate total of $31.5 million. Subsequent to September 30, 2005, the Account has closed the purchase of two industrial properties for an approximate total of $78.7 million, the sale of one apartment property for an approximate total of $102.1 million, and the sale of six of seven industrial properties for an approximate total of $89.7 million. The sale of the seventh property is scheduled to close shortly. Subsequent to September 30, 2005, four transactions have also been approved which are scheduled to close shortly. These include the purchase of two offices, and one industrial property in the approximate total amount of $659.3 million, and the sale of one retail in the approximate total amount of $18.9 million.

     The Account’s real estate portfolio is diversified by location and property type and no single property represents more than 4.59% of its Total Investments, or 6.09% of its Total Real Estate Investments as stated in the attached statement of investments. The following charts reflect the diversification of the Account’s Real Estate Assets. All information is based on the value of each property as stated in the Statement of Investments.

	Real Estate Asset Diversification by Value

	East (29)	Midwest (33)	South (32)	West (11)	Various* (2)	TOTAL (107)

Office (43)	24.7%	4.2%	12.1%	18.0%	0.0%	59.0%
Industrial (30)	2.9%	2.0%	4.0%	8.2%	0.8%	17.9%
Residential (24)	3.8%	0.0%	6.1%	4.4%	0.0%	14.3%
Retail (9)	1.1%	0.2%	5.2%	1.5%	0.0%	8.0%
Other **(1)	0.0%	0.0%	0.0%	0.0%	0.8%	0.8%

Total (107)	32.5%	6.4%	27.4%	32.1%	1.6%	100.0%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.
**	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings

			Market			% of Total
			Value		% of Total	Real Estate
Property Name	State	Type	(000,000) (a)		Investments	Portfolio

1001 Pennsylvania Ave	DC	Office	483.4	(b)	4.59	6.09
IDX Tower	WA	Office	353.0	(c)	3.35	4.44
50 Fremont Street	CA	Office	330.7	(d)	3.14	4.16
Four Oaks Place	TX	Office	295.2		2.80	3.72
99 High Street	MA	Office	276.2	(e)	2.62	3.48
780 Third Avenue	NY	Office	230.0		2.18	2.90
Ontario Industrial Portfolio	CA	Industrial	224.2	(f)	2.13	2.82
1900 K Street	DC	Office	221.0		2.10	2.78
The Florida Mall	FL	Retail	196.0		1.86	2.47
701 Brickell	FL	Office	193.4		1.84	2.44

(a)
Value as reported in the 09/30/05 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is shown gross of debt. The value of the Account’s interest less leverage is $273.4, representing 3.44% of the Total Real Estate Portfolio and 2.59% of the Total Investments.
(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $208.0, representing 2.62% of the Total Real Estate Portfolio and 1.97% of the Total Investments.
(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $195.7, representing 2.46% of the Total Real Estate Portfolio and 1.86% of the Total Investments.
(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $91.2, representing 1.15% of the Total Real Estate Portfolio and 0.87% of the Total Investments.
(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $214.8, representing 2.70% of the Total Real Estate Portfolio and 2.04% of the Total Investments.

Top Five Market Exposure

Metropolitan Statistical Area	% of Total Investments

Washington, DC(a)	10.94
Boston	5.53
Los Angeles	5.13
San Francisco	4.55
Chicago	4.54

(a)	Includes the District of Columbia, nine counties in Northern Virginia, three counties in Maryland and Jefferson County, West Virginia.

     As of September 30, 2005, the Account also held investments in real estate limited partnerships representing 0.39% of the Total Investments, real estate equity securities, representing 4.53% of the Total Investments, commercial mortgage backed securities (CMBS), representing 0.25% of the Total Investments, commercial paper representing 12.35% of the Total Investments, and government agency bonds, representing 7.11% of the Total Investments.

Real Estate Market Outlook

     Real estate fundamentals are generally solid and prospects are, therefore, promising. At the same time, continued investor demand for real estate has driven prices to higher levels. Prudently pricing the acquisitions of core assets in select markets is required in order to navigate in the current environment successfully.

     Economic activity continued to expand during the third quarter of 2005. While payroll employment in the United States declined by 35,000 in September, which was largely due to the effects of Hurricane Katrina, job gains in July and August totaled 277,000 and 211,000, respectively. Over the longer term, payroll employment has grown by an average of 194,000 a month for the 12 months ending August 2005, and the unemployment rate has trended downward.

     Employment growth in the Account’s primary metropolitan areas has strengthened over the course of 2005. Of the Account’s five top markets, growth was strongest in the Washington DC metropolitan area where employment grew at a 3.0% pace during the third quarter of 2005. San Francisco (1.3%), Los Angeles (0.9%), Chicago (0.8%), and Boston (0.8%) follow and are favorable or comparable to growth of 0.9% for the United States as a whole.

     Growth in payroll employment is highly correlated with tenant demand for commercial real estate, though demand for space often occurs following a lag due to the nature of the leasing cycle. With 24 consecutive months of employment growth in the United States, improvements in office and industrial market conditions are clearly evident. Torto Wheaton Research, a widely used source of office and industrial market data, reported that office market vacancies averaged 14.1% as of the third quarter of 2005, and have now declined for nine consecutive quarters. Similarly, industrial market vacancies averaged 10.0% as of the end of the third quarter of 2005, and have declined for five consecutive quarters. As of the end of third quarter of 2005, the Account’s office and industrial investments had average vacancy rates of 12.9% and 9.1%, respectively. According to the Federal Reserve Board’s October 2005 “Beige Book”, which summarizes economic conditions in the twelve Federal Reserve Districts, “all the districts reporting on commercial real estate conditions noted rising demand for office, retail or industrial space.”

     The office market conditions in the Account’s top markets have improved. In the Washington, DC metropolitan statistical area, where the Account has its largest office exposure, vacancies are well below the national average, and have fallen to 9.4% as of the third quarter of 2005 compared with 10.9% as of third quarter of 2004. The office market in the Washington, DC metropolitan area has benefited from 37 consecutive months of employment growth. Vacancies in the Los Angeles metropolitan area average 12.2% as of the third quarter of 2005 and have declined from 14.5% as of third quarter of 2004. In the Account’s other top office markets, vacancy rates remain high in Chicago (17.7%), Houston (17.2%) and San Francisco (14.6%) . However, Houston and San Francisco have seen measurable declines in vacancy rates over the past year.

     Apartment market conditions continue to improve. Reis, Inc., a widely used source of apartment market data, reported that vacancy rates in the top 70 metropolitan areas in the U.S. fell to 5.9% as of the third quarter of 2005 compared with 6.4% as of the second quarter of 2005. As of the end of third quarter of 2005, the Account’s apartment investments had an average vacancy rate of 3.6% . Rents also increased 1.2%, following gains of 0.6% in the first and second quarters. Apartment markets have benefited from developers’ conversions of apartments into condominiums which has reduced the supply of rental units. Local job growth also spurred rental demand.

     Nationally, retail sales maintained a healthy but slower pace during the third quarter of 2005 with the more modest growth largely attributable to the effects of higher energy and gasoline prices. Reis, Inc. reported that vacancies in shopping malls averaged 5.1% as of the second quarter of 2005 as compared with 5.4% in the first quarter of 2005. Vacancies in neighborhood and community centers were 6.7% in the second quarter of 2005 compared with 6.9% in the first quarter of 2005. (Data for the third quarter of 2005 are not yet available.) As of the end of third quarter of 2005, the Account’s retail investments, which include both regional malls and neighborhood shopping centers, had an average vacancy rate of 4.9% .

     Supply/demand conditions appear favorable for the foreseeable future. Office construction nationally is expected to total approximately 40 million square feet in 2005 compared with an annual average of 80 million square feet during the 1998-2002 cyclical peak period. Similarly, warehouse construction is expected to total roughly 90 million square feet in 2005, compared with an annual average of 144 million square feet during the 1996-2001 peak construction period. Multi-family construction has slowed less sharply; however, a growing number of these units are being built for sale rather than rent. (Comparable data on retail construction are not available.)

     On balance, we believe economic and property market fundamentals remain solid, and near term prospects appear promising. Employment growth remains solid and has accelerated in many metropolitan areas in recent months, and supply/demand conditions are stable. On the whole, the combination of ongoing employment growth and moderate construction bode well for commercial real estate markets. However, current pricing of new acquisitions requires prudence with respect to asset and market selection.

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Performance

     For the nine months ended September 30, 2005, the Account’s total net return was 10.35% . This was 145 basis points higher than the return of 8.90% for the nine months ended September 30, 2004. The Account’s strong performance in the 2005 period was primarily due to capital appreciation on the Account’s real estate assets, including joint ventures, and an increase in interest rates earned on its short term investments. The total net assets grew 52% from September 30, 2004 to September 30, 2005. This increase in total net assets was due to the strong net positive inflow of transfers and premiums into the Account, as well as substantial capital appreciation of the Account’s real estate holdings.

     At the end of the third quarter of 2005, the Account had a 76% net increase in net assets resulting from operations, $858,350,697 as of the end of the third quarter 2005, as compared to $486,790,405 as of the end of the third quarter 2004. The primary reason for this was a net increase in real estate income as a result of real estate acquisitions over the period, as well as a 100% increase in net realized and unrealized gain on investments during the period.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, increased by 45% for the nine months ended September 30, 2005 compared to the same period in 2004. This was due to the increase in total net assets.

     The Account’s real estate holdings including real estate joint ventures and limited partnerships generated approximately 85% of the Account’s total investment income (before deducting Account level expenses) during the nine months ended September 30, 2005, as compared to 90% for the nine-month period ended September 30, 2004. The primary reason for the lower percentage as of September 30, 2005 is that the percent of real estate assets (including joint ventures) was 75.37% as of the period ended in 2005 as compared to 81.15% as of the same period in 2004. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

     Gross real estate rental income increased 59% in the nine months ended September 30, 2005 compared with the same period in 2004. The increase in real estate income for the nine months ended September 30, 2005 was due primarily to the increase in the number of properties owned by the Account, as well as a moderate increase in occupancy levels and rental rates at some of the Account’s real estate properties. Income from real estate joint ventures and limited partnerships in the nine months ended September 30, 2005 compared with the same period in 2004 was $49,441,871 as compared to $42,724,228. This 16% increase reflects the purchase of additional joint venture interests during the second half of 2004. Interest income on the Account’s marketable securities investments for the nine months ended September 30, 2005 and 2004 totaled $34,196,613 and $9,319,462, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account (19.46% as of September 30, 2005 as compared to 13.76% as of September 30, 2004). In addition, interest rates earned on these investments were higher during the period ended September 30, 2005. Dividend income on the Account’s investments in real estate equity securities increased to $18,483,330 from $15,208,315 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

     Total property level expenses for the nine months ended September 30, 2005 and 2004 were $201,864,607 and $111,632,933, respectively. The 81% increase in property level expenses during the nine months ended September 30, 2005 was a result of the increased number of properties held in the Account, and the interest expense incurred in 2005 of $27,718,569 for mortgages on several of its real estate holdings. Without the interest expense, the increase would be 56% on a year to year basis, which is relatively equivalent to the increase in real estate assets.

     The Account also incurred expenses for the nine months ended September 30, 2005 and 2004 of $13,523,265 and $10,225,925, respectively, for investment advisory services, $19,517,975 and $11,166,357 respectively, for administrative and distribution services and $6,678,814 and $4,182,234, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 55% increase in these expenses is a result of the 52% increase in Total Net Assets of the Account from third quarter 2004 to third quarter 2005, and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains of $552,196,148 and $276,304,124 for the nine months ended September 30, 2005 and 2004, respectively. The difference is primarily due to the substantial increase in net realized and unrealized gains of $419,104,295 compared to $96,429,517 on its real estate properties for the nine months ended September 30, 2005 and 2004, respectively. The increase in net realized and unrealized gain for the real estate is due to the capital appreciation of real estate assets resulting from continued inflow of capital into the real estate market from institutional and other investors, which has had the effect of increasing the value of real estate investments. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $123,095,454 for the nine months ended September 30, 2005, as compared to unrealized gains of $150,829,573 for the same period in 2004. The differential in unrealized gains on the Account’s other real estate related investment holdings is due in part to the unrealized losses resulting from the liquidation of some of the assets owned by a limited partnership in which the Account has an interest, and the moderation in the unrealized gains posted on the three regional malls in which the Account has an interest. The Account’s marketable securities also posted net realized and unrealized gains of $9,996,399 and $29,045,034 respectively for the nine months ended September 30, 2005 and 2004. The primary factor in the decline is due to the negative effect of the weak performance of the REIT market on the Account’s real estate equity security holdings over this period in 2005.

     During the nine months ended September 30, 2005, the Account sold seven properties for total net proceeds of approximately $237.7 million for a realized gain of $34.1 million.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Performance

     For the three months ended September 30, 2005, the Account’s total net return was 4.13% . This was 35 basis points lower than the return of 4.48% for the three months ended September 30, 2004. The returns were slightly lower as compared to the same period in 2004 primarily due to the performance of the Account’s real estate equity securities and other real estate related assets.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, increased by 29% for the three months ended September 30, 2005 compared to the same period in 2004. This was due to an increase in the Account’s real estate holdings, including joint ventures. As of September 30, 2004, the Account owned 101 real estate properties representing 81.53% of total net assets as compared to 107 properties representing 75.37% of total net assets at the end of the same period 2005. For purposes of more efficient asset management, several properties purchased were consolidated into existing portfolios.

     The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 82% of the Account’s total investment income (before deducting Account level expenses) during the three months ended September 30, 2005, as compared to 90% for the three-month period ended September 30, 2004. The remaining portion of the Account’s total investment income was generated by investments in marketable securities.

     Gross real estate rental income increased 64% in the three months ended September 30, 2005, compared with the same period in 2004. The higher real estate income for the three months ended September 30, 2005 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures and limited partnerships declined by 37%. Interest income on the Account’s marketable securities investments for the three months ended September 30, 2005 and 2004 totaled $17,070,099 and $4,463,220, respectively. This was due to an increase in the amount of non-real estate assets held by the Account, which were earning interest at a higher rate during the three months ended September 30, 2005 as compared to the same period in 2004. Dividend income on the Account’s investments in real estate equity securities increased to $6,192,539 from $5,612,876 for the three months ended September 30, 2005 and September 30, 2004, respectively.

     Total property level expenses for the three months ended September 30, 2005 and 2004 were $71,722,244 and $38,131,831, respectively. The 88% increase in property level expenses during the three months ended September 30, 2005 reflected the increased number of properties held in the Account. In addition, during the three months ended September 30, 2005, the Account incurred interest expense of $10,220,655 for mortgages on six of its real estate holdings.

     The Account also incurred expenses for the three months ended September 30, 2005 and 2004 of $5,195,916 and $4,322,840, respectively, for investment advisory services, $7,590,274 and $3,952,538 respectively, for administrative and distribution services and $2,521,144 and $1,570,186, respectively, for the mortality, expense risk and liquidity guarantee charges. The 55% increase in these expenses is a result of the larger net asset base of the Account and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains of $267,884,516 and $180,629,848 for the three months ended September 30, 2005 and 2004, respectively. The increase in net realized and unrealized gains was due to substantial net realized and unrealized gains during the period ended September 30, 2005 as compared to same period 2004 on the Account’s real estate of $208,465,871 and $92,609,910, respectively. The increase in net realized and unrealized gain for the real estate is due to the continued high transaction volume in the real estate property markets, which drove the substantial capital appreciation of the Account’s real estate holdings and realized gains on the disposition of four properties in the third quarter 2005. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $62,570,272 for the three months ended September 30, 2005, as compared to unrealized gains of $68,500,575 for the same period in 2004. The decrease in joint venture and limited partnership holdings is primarily due to the Account’s investment in a fund which has been liquidating its assets. The Account’s marketable securities also posted net realized and unrealized losses of $3,151,627 as of the three months ended September 30, 2005 as compared to net realized and unrealized gains of $19,519,363 for the three months ended September 30, 2004. This decrease is reflective of the extreme volatility experienced by the Real Estate Investment securities market.

     During the three months ended September 30, 2005, the Account sold four properties for a total net proceeds of approximately $114.5 for a realized gain of $14.0 million.

Liquidity and Capital Resources

     At September 30, 2005 and 2004, the Account’s liquid assets (i.e., its real estate equity securities, CMBSs, commercial paper, government securities and cash) had a value of $2,554,124,346 and $1,223,928,053, respectively. The increase in the Account’s liquid assets is primarily due to net positive inflow of transfers and premiums into the Account, which is in response to of the strong relative performance of the Account.

     During the nine months ended September 30, 2005, the Account received $715,181,837 in premiums and $1,207,597,267 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while for the same period in 2004, the Account received $524,415,992 in premiums and $808,836,329 in net participant transfers. The Account’s liquid assets, will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of September 30, 2005, 24% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

     The Account’s investments in marketable securities are subject to the following general risks:

  financial risk — for debt securities, the possibility that the issuer won’t be able to pay principal and interest when due, and for common or preferred stock, the pos- sibility that the issuer’s current earnings will fall or that its overall financial sound- ness will decline, reducing the security’s value.

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

Item 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and partici-

pation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2005. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2005, except as noted below.

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

     (b) Changes in internal controls over financial reporting. There have been no significant changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     There are no material current or pending legal proceedings that the Account is a party to, or to which the Account’s assets are subject.

Item 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     Not applicable.

Item 5. OTHER INFORMATION.

     Not applicable

Item 6. EXHIBITS

(3)	(A)	Charter of TIAA (as amended)[1]
	(B)	Bylaws of TIAA (as amended)[1]

(4)	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3], Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]

	(B)	Forms of Income-Paying Contracts[3]

(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and The Townsend Group[5], as amended[6]
	(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty Trust Company of New York with respect to the Real Estate Account (Agreement assigned to Bank of New York, January 1996) [3]
	(C)	Distribution and Administrative Services Agreement by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as amended) (filed previously as Exhibit (1))[2]
	(31)	Rule 13a-15(e)/15d-15(e) Certifications
	(32)	Section 1350 Certifications

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

DATE: November 11, 2005

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: November 11, 2005

	By:	/s/ Russell Noles

Russell Noles
Vice President and
Acting Chief Financial Officer