Form 10-K
period 2005-12-31
TIAA REAL ESTATE ACCOUNT
filed 2006-03-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________________ to _________________

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

YES X                     NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X] — Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
Yes _____              No X

Aggregate market value of voting stock held by non-affiliates: Not Applicable

Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS.

     General. The TIAA Real Estate Account (the “Real Estate Account”, the “Account” or the “Registrant”) was established on February 22, 1995, as a separate investment account of Teachers Insurance and Annuity Association of America (“TIAA”), a New York insurance company, by resolution of TIAA’s Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees of educational and research institutions. The Account commenced operations on July 3, 1995, and interests in the Account were first offered to eligible participants on October 2, 1995.

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

     Net Assets and Portfolio Investments. As of December 31, 2005, the Account’s net assets totaled $10,548,711,102. At December 31, 2005, the Account held a total of 109 real estate properties (including its interests in eleven real estate-related joint ventures), representing 80.10% of the Account’s total investment portfolio (“Total Investments”). As of that date, the Account also held investments in real estate equity securities, representing 3.72% of Total Investments, commercial mortgage backed securities (CMBSs), representing 0.19% of Total Investments, real estate limited partnerships, representing 1.71% of Total Investments, and commercial paper representing 11.67% of Total Investments and government bonds, representing 2.61% of the Total Investments.

     Risk Factors. The Account’s assets and income (particularly its real estate assets and rental income) can be affected by a variety of risk factors. These risks are more fully described under Item 7A of this report and in the Account’s prospectus.

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

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

     In the table below you will find general information about each of the Account’s portfolio properties as of December 31, 2005.

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, DC	1987	2004	802,390	99%	$32.69	$502,993,710	(4)
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	395,784	82%	$25.73	373,116,817	(4)(5)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	90%	$30.65	373,010,003	(4)
IDX Tower	Seattle, WA	2002	2004	845,533	97%	$27.39	370,000,000	(4)
Four Oaks Place	Houston, TX	1983	2004	1,762,616	91%	$18.63	295,239,109
99 High Street	Boston, MA	1971	2005	731,204	90%	$28.99	276,266,900	(4)
Lincoln Centre	Dallas, TX	1984	2005	1,635,352	85%	$16.32	255,311,299
780 Third Avenue	New York, NY	1984	1999	487,501	88%	$41.60	230,000,000
1900 K Street	Washington, DC	1996	2004	342,884	100%	$37.20	230,000,000
Embarcadero Center West	San Francisco, CA	1988	2005	472,261	87%	$33.91	205,965,261
701 Brickell	Miami, FL	1986(6)	2002	677,667	91%	$27.59	201,173,724
161 North Clark Street(7)	Chicago, IL	1992	2003	1,010,520	94%	$16.14	175,578,714

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

U.S. Bank Plaza	Sacramento, CA	1992	2005	481,885	90%	$22.96	$159,000,000
Ten & Twenty Westport Road	Wilton, CT	1974(6); 2001	2001	538,840	100%	$27.84	157,000,000
Mellon Financial Center
at One Boston Place(8)	Boston, MA	1970(6)	2002	785,415	97%	$38.79	149,723,498
Yahoo! Center(9)	Santa Monica, CA	1984	2004	1,082,952	98%	$30.59	138,531,366
Urban Centre	Tampa, FL	1984, 1987	2005	549,375	90%	$19.05	106,007,400
Inverness Center	Birmingham, AL	1980-1985	2005	903,857	94%	$10.87	98,090,987
Morris Corporate Center III	Parsippany, NJ	1990	2000	525,154	64%	$11.08	97,400,000
Prominence in Buckhead(7)	Atlanta, GA	1999	2003	424,309	97%	$27.01	97,142,406
Treat Towers(7)	Walnut Creek, CA	1999	2003	367,313	96%	$32.46	93,964,192
88 Kearny Street	San Francisco, CA	1986	1999	228,470	84%	$34.94	81,567,474
Oak Brook Regency Towers	Oakbrook, IL	1977(6)	2002	402,318	77%	$11.93	73,400,000
1015 15th Street	Washington, DC	1978(6)	2001	184,825	99%	$32.76	73,121,166
Centerside I	San Diego, CA	1982	2004	205,137	77%	$23.15	66,000,000
8270 Greensboro Drive	McLean, VA	2000	2005	157,980	97%	$32.17	60,200,000
Sawgrass Office Portfolio	Sunrise, FL	1997-2000	1997,
			1999-2000	344,009	93%	$13.35	59,700,000
West Lake North Business Park	Westlake Village, CA	2000	2004	198,558	100%	$26.26	57,600,000
Parkview Plaza(10)	Oakbrook, IL	1990	1997	263,912	65%	$10.43	54,500,000
Monument Place	Fairfax, VA	1990	1999	221,538	97%	$22.29	53,000,000
3 Hutton Centre	Santa Ana, CA	1985(6)	2003	197,817	99%	$24.74	48,349,580
Capitol Place	Sacramento, CA	1988(6)	2003	151,803	95%	$28.12	48,000,000
One Virginia Square	Arlington, VA	1999	2004	117,967	100%	$33.16	47,000,000
The Pointe on Tampa Bay	Tampa, FL	1982(6)	2002	249,215	97%	$22.12	44,711,876
Maitland Promenade One	Maitland, FL	1999	2000	227,814	89%	$13.55	37,817,891
4200 West Cypress Street	Tampa, FL	1989	2003	220,579	91%	$18.80	36,691,519
Fairgate at Ballston(10)	Arlington, VA	1988	1997	137,117	64%	$16.75	35,300,000
Tysons Executive Plaza II(11)	McLean, VA	1988	2000	259,614	85%	$18.73	34,032,806
Columbia Centre III	Rosemont, IL	1989	1997	238,696	70%	$ 7.93	28,700,000
10 Waterview Boulevard	Parsippany, NJ	1984	1999	209,553	64%	$13.07	27,500,000
9 Hutton Centre	Santa Ana, CA	1990	2001	148,265	84%	$16.48	26,746,837
Columbus Portfolio				259,626	89%	$10.32	23,000,000
Metro South Building	Dublin, OH	1997	1999	90,726			—
Vision Service Plan Building	Eaton, OH	1997	1999	50,000			—
One Metro Place	Dublin, OH	1998	2001	118,900			—
Needham Corporate Center	Needham, MA	1987	2001	138,684	50%	$10.60	17,143,612
371 Hoes Lane	Piscataway, NJ	1986	1997	136,084	86%	$14.07	11,700,000
Batterymarch Park II	Quincy, MA	1986	2001	104,718	46%	$ 8.32	11,472,283

Subtotal—Office Properties
Average Percent Leased					87%		$5,642,770,430

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio				3,584,769	100%	2.97	$230,000,000 (4)
Timberland Building	Ontario, CA	1998	1998	414,435			—
5200 Airport Drive	Ontario, CA	1997	1998	404,500			—
1200 S. Etiwanda Ave.	Ontario, CA	1998	1998	223,170			—
Park Mira Loma West	Mira Loma, CA	1998	1998	557,500			—
Wineville Center Buildings	Mira Loma, CA	1999	2000	1,099,112			—
Harrell Street	Mira Loma, CA	1998	2004	886,052			—
Dallas Industrial Portfolio	Dallas and	1997-	2000-	3,886,541	67%	1.96	146,000,000
(formerly Parkwest Center)	Coppell, TX	2001	2002
Southern California RA
Industrial Portfolio	Los Angeles, CA	1982	2004	920,028	92%	4.97	89,017,793
Cabot Industrial Portfolio	Rancho	2000-2002	2000; 2001;	1,214,475	100%	$3.54	77,000,000
	Cucamonga, CA	2000; 2001;
		2004
Chicago CalEast
Industrial Portfolio	Chicago, IL	1974-2005	2003	1,493,706	90%	$4.51	74,622,731
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,945,693	90%	$2.26	73,825,000
Chicago Industrial Portfolio	Chicago and	1997-	1998;	1,452,974	86%	$3.28	72,000,000
(consolidation of Rockrun,	Joliet, IL	2000	2000				—
Glen Pointe and Woodcreek							—
Business Parks)							—
IDI National Portfolio(12)	Various, U.S.	1999-2004	2004	3,655,671	95%	$2.86	66,871,766
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	100%	$3.77	64,273,372
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	$4.15	63,103,879
Northern California RA
Industrial Portfolio	Oakland, CA	1981	2004	741,456	89%	$4.02	62,325,024
IDI Kentucky Portfolio				1,437,022	99%	$2.96	58,500,000
Building C	Hebron, KY	1998	1998	520,000			—
Building D	Hebron, KY	1998	1998	184,800			—
Building E	Hebron, KY	2000	2000	207,222			—
Building J	Hebron, KY	2000	2000	525,000			—
South River Road Industrial	Cranbury, NJ	1999	2001	626,071	100%	$4.14	55,000,000
Memphis CalEast
Industrial Portfolio	Memphis, TN	1996-1997	2003	1,600,232	100%	$2.61	54,000,000
GE Appliance East Coast
Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	$2.82	46,470,475
Shawnee Ridge
Industrial Portfolio	Atlanta, GA	2000-2005	2005	775,694	100%	$3.20	44,418,860
New Jersey CalEast
Industrial Portfolio	Cranbury, NJ	1982-1989	2003	807,773	100%	$3.67	42,000,000
East North Central RA
Industrial Portfolio	Chicago, IL	1978	2004	541,266	90%	$4.64	37,717,159
Northeast RA
Industrial Portfolio	Boston, MA	2000	2004	384,000	100%	$6.33	29,000,000
Centre Pointe and Valley View	Los Angeles
	County, CA	1965-1989	2004	307,685	88%	$5.10	28,000,000

							Annual Avg.
				Rentable			Base Rent
		Year	Year	Area		Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)		Leased	Sq. Ft.(2)	Value(3)

Summit Distribution Center	Memphis, TN	2002	2003	708,532		100%	$2.52	$25,900,000
Konica Photo
Imaging Headquarters	Mahwah, NJ	1999	1999	168,000		100%	$10.93	25,300,000
Eastgate Distribution Center	San Diego, CA	1996	1997	200,000		100%	$3.67	22,000,000
Northwest RA
Industrial Portfolio	Seattle, WA	1996	2004	312,321		100%	$3.58	19,700,000
UPS Distribution Facility	Fernley, NV	1998	1998	256,000		100%	$4.07	15,000,000
Landmark at Salt Lake City
(Building #4)	Salt Lake City, UT	2000	2000	328,508		85%	$2.70	14,700,000
Mideast RA
Industrial Portfolio	Wilmington, DE	1989	2004	266,141		72%	$3.35	14,258,555
FEDEX Distribution Facility	Crofton, MD	1998	1998	110,842		100%	$7.18	8,500,000
Mountain RA
Industrial Portfolio	Phoenix, AZ	1989	2004	136,704		100%	$2.82	5,754,652
Butterfield Industrial Park	El Paso, TX	1980-81	1995	183,510		100%	$2.35	4,618,955

Subtotal—Industrial Properties						95%		$1,569,878,221
Average Percent Leased

RETAIL PROPERTIES
The Florida Mall(13)	Orlando, FL	1986(6)	2002	921,370	(14)	99%	$37.29	208,013,192
West Town Mall(13)	Knoxville, TN	1972(6)	2002	684,777	(14)	96%	$17.20	112,650,844
Mazza Gallerie	Washington, DC	1975	2004	293,935		97%	$18.13	86,001,109
Westwood Marketplace	Los Angeles, CA	1950(15)	2002	202,201		100%	$27.55	86,000,000
Miami International Mall(13)	Miami, FL	1982(6)	2002	290,299	(14)	94%	$28.27	82,290,482
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,653		92%	$12.10	50,745,252
The Market at Southpark	Littleton, CO	1988	2004	190,080		89%	$10.74	34,001,746
Suncrest Village	Orlando, FL	1987	2005	93,358		99%	$10.93	16,400,000
Plantation Grove	Ocoee, FL	1995	1995	73,655		100%	$11.64	13,800,000

Subtotal—Retail Properties						96%		689,902,625
Average Percent Leased

Subtotal—Commercial Properties								$7,902,551,276

RESIDENTIAL PROPERTIES(16)
Palomino Park Apartments	Denver, CO	1996-2001	2005	NA		92%	NA	176,232,394
The Legacy at
Westwood Apartments	Los Angeles, CA	2001	2002	NA		98%	NA	100,000,000
Larkspur Courts	Larkspur, CA	1991	1999	NA		95%	NA	86,000,000
The Colorado	New York, NY	1987	1999	NA		99%	NA	85,048,163
Ashford Meadows Apartments	Herndon, VA	1998	2000	NA		94%	NA	78,904,526
1050 Lenox Park	Atlanta, GA	2001	2005	NA		97%	NA	71,000,000
Regents Court Apartments	San Diego, CA	2001	2002	NA		100%	NA	62,500,000
The Caruth	Dallas, TX	1999	2005	NA		93%	NA	61,200,000
South Florida	Boca Raton and
Apartment Portfolio	Plantation, FL	1986	2001	NA		98%	NA	56,400,000
Glenridge Walk	Atlanta, GA	1996, 2001	2005	NA		95%	NA	45,300,000
The Reserve at Sugarloaf	Duluth, GA	2000	2005	NA		97%	NA	44,800,000 (4)
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	NA		99%	NA	35,528,316

						Annual Avg.
				Rentable		Base Rent
		Year	Year	Area	Percent	Per Leased	Market
Property	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

The Maroneal	Houston, TX	1998	2005	NA	97%	NA	$35,000,000
Alexan Buckhead	Atlanta, GA	2002	2002	NA	99%	NA	34,800,000
The Lodge at Willow Creek	Denver, CO	1997	1997	NA	96%	NA	34,600,000
Westcreek Apartments	Westlake Village, CA	1988	1997	NA	99%	NA	30,939,671
Golfview Apartments	Lake Mary, FL	1998	1998	NA	98%	NA	30,835,506
Kenwood Mews Apartments	Burbank, CA	1991	2001	NA	100%	NA	30,000,000
The Legends at Chase Oaks	Plano, TX	1997	1998	NA	97%	NA	28,499,971
Monte Vista	Littleton, CO	1995	1996	NA	93%	NA	24,647,901
Royal St. George	W. Palm Beach, FL	1995	1996	NA	98%	NA	21,400,000
The Fairways of Carolina	Margate, FL	1993	2001	NA	100%	NA	21,100,000
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	NA	100%	NA	20,912,293
The Greens at
Metrowest Apartments	Orlando, FL	1990	1995	NA	95%	NA	18,200,000

Subtotal—Residential Properties
Average Percent Leased					97%		1,233,848,741

OTHER COMMERCIAL PROPERTIES
Storage Portfolio I(17)	Various, U.S.	1972—1990	2003	2,225,234	80%	$ 9.77	63,237,298

Total—All Properties							$9,199,637,315

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent on leases existing as of December 31, 2005. For those properties purchased in fourth quarter of 2005 the rent is based on the existing leases as of the date of purchase.

(3)	Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(4)	Market value shown represents the Account’s interest gross of debt.

(5)	This property is located in London, United Kingdom, and the market value is converted from Pound Sterling to U.S. Dollars at the exchange rate as of December 31, 2005.

(6)	Undergone extensive renovations since original construction.

(7)	Each property held in a 75%/25% joint venture with Equity Office Properties. Market value shown reflects the value of the Account’s interest in the joint venture.

(8)	The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in the joint venture.

(9)	Formerly known as “Colorado Center”, this property held in 50%/50% joint venture with Equity Office Portfolio Trust.

(10)	Purchased through Light Street Partners, L.P. (now 100% owned by the Account).

(11)	Property held in 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.

(12)	Property held in 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(13)	Each property is held in a 50%/50% joint venture with the Simon Property Group. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(14)	Reflects the square footage owned by the joint venture.

(15)	Total renovation completed in 2001.

(16)	For the average unit size and annual average rent per unit for each residential property, see “Residential Properties” below.

(17)	Property held in 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

     In General. At December 31, 2005, the Account held 85 commercial (non-residential) properties in its portfolio including a portfolio of storage facilities located throughout the United States. Eleven of these properties are held through joint ventures, and thirteen are subject to mortgages. Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

     The Account’s portfolio is well diversified by both property type, as well as geographic location. The portfolio consists of: 45 office properties containing approximately 21 million square feet located in 13 states, the District of Columbia and the United Kingdom; 30 industrial properties containing 31 million square feet located in 14 states, including a 60% interest in a portfolio of industrial properties located throughout the United States; and 9 retail properties containing approximately 3 million square feet located in 5 states and the District of Columbia. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.2 million square feet.

     As of December 31, 2005, the overall occupancy rate of Account’s commercial real estate portfolio was 91% on a weighted average basis. Office properties were 87% leased with 1,843 leases, industrial properties were 95% leased with 340 leases, and retail properties were 96% leased with 587 leases. No single tenant accounts for more than 2.2% of the total rentable area of the Account’s commercial properties.

Residential Properties

     The Account’s residential property portfolio currently consists of 24 first class or luxury multi-family garden apartment complexes, mid-rise and high rise apartment buildings. The portfolio contains approximately 7502 units located in 8 states, and is 97% leased overall. None of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units, with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have use of on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating the properties.

     The table below provides additional information regarding the residential properties in the Account’s portfolio as of December 31, 2005.

			Average	Avg. Rent
		Number	Unit Size	Per Unit/
Property	Location	of Units	(Square Feet)	Per Month

The Greens at Metrowest	Orlando, FL	200	920	$930
Monte Vista	Littleton, CO	219	888	$1,029
Royal St. George	West Palm Beach, FL	224	870	$990
Westcreek Apartments	Thousand Oaks, CA	126	951	$1,798
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	$1,235
The Lodge at Willow Creek	Douglas County, CO	316	996	$1,016
Legends at Chase Oaks	Plano, TX	346	972	$1,082
Golfview Apartments	Lake Mary, FL	276	1,149	$1,223
The Colorado	New York, NY	256	622	$2,492
Larkspur Courts	Larkspur, CA	248	1,001	$1,859
Ashford Meadows	Herndon, VA	440	1,050	$1,430
South Florida Apartment Portfolio	Ft. Lauderdale, FL	550	889	$1,036
The Fairways of Carolina	Margate, FL	208	1,026	$1,058
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	200	1,048	$1,118
Kenwood Mews Apartments	Burbank, CA	141	942	$1,520
The Legacy at Westwood	Los Angeles, CA	187	1,181	$4,006
Regents Court	San Diego, CA	251	886	$1,613
Alexan Buckhead	Atlanta, GA	231	990	$1,200
The Reserve at Sugarloaf	Atlanta, GA	333	1,220	$1,144
The Maroneal	Houston, TX	309	1,232	$1,158
Glenridge Walk	Atlanta, GA	296	1,143	$1,340
1050 Lenox Park	Atlanta, GA	407	1,007	$1,154
Palomino Park	Denver, CO	1,184	1,096	$1,244
The Caruth Apartments	Dallas, TX	338	1,168	$1,534

ITEM 3.      LEGAL PROCEEDINGS. Other than lawsuits in the ordinary course of business, which we believe will have no material impact on our business, there are no lawsuits in which the Account is a party.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER
                    MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets. For the period from January 1, 2005 to December 31, 2005, the high and low accumulation unit values for the Account were $239.9535 and $210.0714, respectively. For the period January 1, 2004 to December 31, 2004, the high and low accumulation unit values for the Account were $210.4446 and $186.9917, respectively.

     Approximate Number of Holders. The number of contract owners at December 31, 2005 was 909,501.

Dividends. Not applicable.

     (b) Use of Proceeds: Not applicable.

     (c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Investment income:
Real estate income, net	$340,089,550	$239,429,500	$224,938,080	$198,998,685	$180,752,326
Income from real estate
joint ventures	63,580,501	57,275,242	31,989,569	17,077,072	1,580,805
Dividends and interest	79,245,154	41,623,715	19,461,931	26,437,901	33,687,343

Total investment income	482,915,205	338,328,457	276,389,580	242,513,658	216,020,474
Expenses	56,100,197	36,728,425	31,654,065	23,304,336	17,191,929

Investment income, net	426,815,008	301,600,032	244,735,515	219,209,322	198,828,545
Net realized and unrealized
gain (loss) on investments	765,970,272	414,580,303	58,837,371	(102,967,284)	(29,609,560)

Net increase in net assets
resulting from operations	1,192,785,280	716,180,335	303,572,886	116,242,038	169,218,985
Participant transactions	2,110,375,836	1,735,947,490	813,860,715	346,079,345	657,326,121

Net increase in net assets	$3,303,161,116	$2,452,127,825	$1,117,433,601	$462,321,383	$826,545,106

	December 31,

	2005	2004	2003	2002	2001

Total assets	$11,685,426,413	$7,843,979,924	$4,867,089,727	$3,731,503,245	$3,262,648,457
Total liabilities	1,136,715,311	598,429,938	73,667,566	55,514,685	48,981,280

Total net assets	$10,548,711,102	$7,245,549,986	$4,793,422,161	$3,675,988,560	$3,213,667,177

Accumulation units outstanding	42,623,491	33,337,597	24,724,183	20,346,696	18,456,445

Accumulation unit value	$239.95	$210.44	$186.94	$173.90	$168.16

Mortgage notes payable	973,502,186	$499,479,256	—	—	—

Quarterly Selected Financial Information

     The following selected unaudited financial data for each full quarter of 2005 and 2004 are derived from the financial statements of the Account for the years ended December 31, 2005 and 2004.

	2005

	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$93,301,077	$98,805,190	$114,048,282	$120,660,459
Net realized gain on
investments	4,937,265	35,140,947	24,667,629	55,186,510
Net unrealized gain on
investments	16,273,314	227,960,106	243,216,887	158,587,614

Net increase in net assets
resulting from operations	$114,511,656	$361,906,243	$381,932,798	$334,434,583

Total return	1.52%	4.38%	4.13%	3.33%

	2004

	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$60,427,326	$69,917,576	$81,063,054	$90,192,076
Net realized gain
on investments	13,957,043	6,937,958	12,050,272	28,258,158
Net unrealized gain
on investments	25,237,864	41,478,561	175,720,751	110,939,696

Net increase in net assets
resulting from operations	$99,622,233	$118,334,095	$268,834,077	$229,389,930

Total return	2.01%	2.17%	4.48%	3.38%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL
               CONDITION AND OPERATING RESULTS.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

2005 Overview

     As of December 31, 2005, the TIAA Real Estate Account had total net assets in the amount of $10,548,711,102, a 46% increase over the 2004 year end total net assets. The growth in net assets was primarily due to the increase in net new money into the Account. The remainder of the increase was due to income from investments and capital appreciation of the Account’s real estate assets. The Account closed on 42 transactions in 2005 for a total net investment, including acquisitions, dispositions, commitments to purchase interests in real estate limited partnerships and real estate investment trusts, of $1.6 billion. The Account purchased 24 properties for a total net equity investment of $1.9 billion. These purchases were diverse by both location (twelve states in the United States and the United Kingdom) and sector. The Account purchased eight office properties, including the Account’s first foreign investment, an office complex located in London, United Kingdom, which is subject to debt, eight industrial properties, six apartment properties and two retail properties. Additional transactions included three commitments to purchase limited partnership interests in two real estate related funds and one private real estate investment trust in the total amount of $227.5 million (of which $172 million has been funded) and the placement of $250 million in debt on an office building in which the Account owns a 50% joint venture interest. The Account also sold 14 properties (five industrial, five office, three apartment and one retail property), which had either maximized in value, under-performed or represented properties needing significant capital infusions in the future, which could have had a negative impact on the Account’s overall performance, for approximately $511.5 million.

     Subsequent to December 31, 2005, the Account closed on two transactions: the purchase of a bulk distribution warehouse for a total amount of approximately $34.7 million and the placement of approximately $153 million in debt on an office building which the Account already owns.

     As of December 31, 2005, the Account owned a total of 109 real estate properties, representing 80.11% of the Account’s Total Investments (eleven of which are held in joint ventures). The real estate portfolio includes 45 office properties (six of which are held in joint ventures), 30 industrial properties (including one joint venture), 24 apartment complexes, 9 retail properties (including three joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

     The following charts reflect the diversification of the Account’s real estate assets by region and property type as well as its ten largest holdings. All information is based on the values of the properties as stated in the financial statements as of December 31, 2005.

	Real Estate Assets Diversification by Market Value

	East	West	South	Midwest	Various *	Foreign **	TOTAL
	(30)	(34)	(34)	(8)	(2)	(1)	(109)

Office (45)	21.9%	18.1%	13.4%	3.9%	0.0%	4.1%	61.4%
Apartment (24)	2.2%	5.9%	5.3%	0.0%	0.0%	0.0%	13.4%
Industrial (30)	3.0%	7.5%	3.8%	2.0%	0.7%	0.0%	17.0%
Retail (9)	1.5%	1.3%	4.7%	0.0%	0.0%	0.0%	7.5%
Other*** (1)	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	0.7%

TOTAL (109)	28.6%	32.8%	27.2%	5.9%	1.4%	4.1%	100.0%

( )	Number of properties in parentheses.

*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.

**	Represents a United Kingdom real estate investment.

***	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings

						% of Total
		State/	Property	Market		Real Estate	% Total
Property Name	City	County	Type	Value(a)		Portfolio	Investments
1001 Pennsylvania Ave	Washington	DC	Office	$503.0	(b)	5.47%	4.38%
1 & 7 Westferry Circus	London	UK	Office	$373.1	(c)	4.06%	3.25%
50 Fremont Street	San Francisco	CA	Office	$373.0	(d)	4.05%	3.25%
IDX Tower	Seattle	WA	Office	$370.0	(e)	4.02%	3.22%
Four Oaks Place	Houston	TX	Office	$295.2		3.21%	2.57%
99 High Street	Boston	MA	Office	$276.3	(f)	3.00%	2.41%
Lincoln Centre	Dallas	TX	Office	$255.3		2.78%	2.22%
780 Third Avenue	New York City	NY	Office	$230.0		2.50%	2.00%
1900 K Street	Washington	DC	Office	$230.0		2.50%	2.00%
Ontario Industrial Portfolio	Ontario	CA	Industrial	$230.0	(g)	2.50%	2.00%

(a)	Value as reported in the 12/31/05 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is shown gross of debt. The value of the Account's interest less leverage is $279.2, representing 3.03% of the Total Real Estate Portfolio and 2.43% of the Total Investments.

(c)	This property is shown gross of debt. The value of the Account's interest less leverage is $142.7, representing 1.55% of the Total Real Estate Portfolio and 1.24% of the Total Investments. The market value has been converted to U.S. dollars from Pound Sterling at the exchange rate as of December 31, 2005.

(d)	This property is shown gross of debt. The value of the Account's interest less leverage is $229.6, representing 2.50% of the Total Real Estate Portfolio and 2.00% of the Total Investments.

(e)	This property is shown gross of debt. The value of the Account's interest less leverage is $215.7, representing 2.34% of the Total Real Estate Portfolio and 1.88% of the Total Investments.

(f)	This property is shown gross of debt. The value of the Account's interest less leverage is $91.3, representing 0.99% of the Total Real Estate Portfolio and 0.79% of the Total Investments.

(g)	This property is shown gross of debt. The value of the Account's interest less leverage is $219.9, representing 2.39% of the Total Real Estate Portfolio and 1.91% of the Total Investments.

Top Five Overall Market Exposure

	# of	% Total
Metropolian Statistical Area	Investments	Investments
Washington-Arlington-Alexandria	10	10.45
San Francisco-San Mateo-Redwood City	4	6.50
Los Angeles-Long Beach-Glendale	7	4.61
Chicago-Naperville-Joliet	7	4.50
Dallas-Plano-Irving	4	4.27

     As of December 31, 2005, the Account also held investments in real estate limited partnerships, representing 1.71% of Total Investments, real estate equity securities, representing 3.71% of Total Investments, commercial mortgage-backed securities (CMBS), representing 0.19% of Total Investments, commercial paper representing 11.67% of Total Investments, and government bonds, representing 2.61% of Total Investments.

Real Estate Market Outlook—In General

     Real estate had another year of strong performance in 2005. Due to strong inflows of equity and debt capital from domestic and international sources, investment into the asset class grew substantially. The combination of strong inflows of capital, sustained economic growth, steady improvement in real estate market conditions and low interest rates pushed commercial real estate prices higher in 2005. As a result of higher prices and greater interest in commercial real estate, sales transactional volume in 2005 totaled approximately $250 billion, 35% higher than in 2004 according to Real Capital Analytics, a prime source for transactional information for commercial real estate.

     Economic activity expanded throughout the nation in 2005. The U.S. economy added a total of 2.0 million new jobs in 2005. Gains were broadly based as the Federal Reserve Board’s January 2006 “Beige Book” reported that “Economic expansion continued across the twelve Federal Reserve Districts through the last several weeks of 2005.” According to the Beige Book, economic activity was “expanding modestly” in six districts, “accelerating” or “increasing at a solid pace” in four more, and “continuing to expand” or “reasonably strong” in the remaining two districts.

     Employment growth in the Account’s primary metropolitan areas has strengthened over the course of 2005. Of the Account’s five top markets, growth was strongest in the Washington D.C. metropolitan area, where employment grew at 3.1% during 2005. San Francisco (+ 0.9%), Los Angeles (+ 0.7%), Chicago (+ 1.1%), and Dallas (+ 1.4%) follow. By comparison, employment grew 1.6% in the United States as a whole during 2005.

     Growth in payroll employment is highly correlated with tenant demand for commercial real estate, though demand for space often occurs following a lag due to the nature of the leasing cycle. Office space demand, in particular, is correlated with employment growth in the “financial activities” and “professional & business services” sectors. These two sectors added 188,000 and 486,000 jobs, respectively, over the course of 2005. With 24 consecutive months of employment growth in the United States, office space demand has responded in kind. Office absorption, which is the net change in occupied space and a key fundamental indicator, totaled 87 million square feet in 2005 and 76 million square feet in 2004. By comparison, net absorption in 2003 was only 23 million square feet and in 2002 it was a negative 14 million square feet, which indicates that companies vacated more space than they leased. Gains in net absorption, in turn, have lowered office vacancy rates. Torto Wheaton Research, a widely used source of real estate market data, reported that office market vacancies averaged 13.6% at year-end 2005, and 15.4% at year-end 2004. According to the Torto Wheaton, office vacancies on a national basis have now declined for ten consecutive quarters.

     Improvements in the Account’s office markets are evident. For example, office vacancies in the Washington D.C. metropolitan area, the Account’s top office market, are well below the national average and have fallen to 9.3% as of the year-end 2005 compared with 10.3% at year-end 2004. The office market in the Washington, D.C. metro area has undoubtedly benefited from 40 consecutive months of employment growth. Vacancies in the New York metro area averaged 7.7% as of year-end 2005 and have declined from 9.3% as of year-end 2004. In the Account’s other top office markets, vacancy rates remain high Chicago: (16.9%), Houston (16.4%), San Francisco (13.1%), and Boston (14.3%) . However, San Francisco, Boston and Houston have seen measurable declines in vacancy rates over the past year.

     Industrial space demand is related to a number of factors including the national business cycle, national industrial production, international trade volumes, changes in corporate logistics and distribution systems, and employment growth in the manufacturing, wholesale trade and transportation and warehousing industries. Most of these indicators have experienced sustained growth over the last several years. For example, U.S. gross domestic product (GDP), a basic indicator of the national business cycle, grew at a 3.5% pace in 2005, following a growth rate of 4.2% in 2004 and 2.7% in 2003. Similarly, national industrial production grew at a 2.8% rate in 2005, following a growth rate of 4.1% in 2004 and 0.6% in 2003. These gains are reflected in industrial space absorption. According to Torto Wheaton Research, industrial space absorption in major U.S. metropolitan areas totaled 281 million square feet in 2005, as compared with 183 million square feet in 2004 and a mere 31 million square feet in 2003. Healthy space demand, in turn, has lowered industrial vacancies. Torto Wheaton Research reports that industrial vacancies averaged 9.7% at year-end 2005, compared with 11.4% at the end of 2004. Industrial vacancies have now declined for six consecutive quarters.

     The improvement in the Account’s industrial markets is clear. Industrial vacancies in the Riverside-San Bernardino metropolitan area, the Account’s top industrial market, for example, are well below the national average (9.7%), and have fallen to 5.4% at year-end 2005 compared with 7.1% at year-end 2004. The industrial market in Riverside-San Bernardino has benefited from 20 million square feet of absorption in both 2004 and 2005, which is the most of any U.S. market. Vacancies in the Los Angeles metro area are also well below the national average at 4.5% at year-end 2005. In the Account’s other top industrial markets, vacancy rates are above the national average, Chicago: (10.8%), Dallas (12.6%), and Atlanta (12.6%) . Each of these markets has experienced a meaningful decline in vacancies over the past year.

     Key factors influencing demand in the apartment sector include employment growth, population and household growth, and housing affordability, each of which moved in ways favorable to apartment demand during 2005. For example, data from the National Association of Realtors show that housing affordability declined to its lowest level since 2001 due to home price increases of 15% nationwide during 2005 and modest increases in mortgage interest rates. In addition to healthy apartment demand, Real Capital Analytics reported that the supply of rental units was reduced in a number of markets as developers converted sizeable numbers of apartment units to condominiums over the course of 2005. Condo conversions were particularly prevalent in metropolitan areas like Miami, Las Vegas, San Diego and Washington D.C. As a result of these two trends—an increase in demand and a reduction in supply—Torto Wheaton Research reported in its year-end 2005 report that the U.S. apartment market “...tightened throughout 2005”. Nationally, vacancies averaged 5.1% at year-end 2005 compared with 6.2% at year-end 2004. In addition, many landlords were able to raise rents for the first time in several years. Other landlords eliminated rental concessions and incentives which are used for competitive purposes when demand is soft.

     The market conditions in the Account’s apartment markets have clearly improved as well. For example, apartment vacancies in the Atlanta metropolitan area, the Account’s top apartment market, declined to 6.1% at year-end 2005 compared with 8.4% at year-end 2004. In the Account’s other top apartment markets, vacancy rates are well below the national average, Los Angeles (2.4%), Ft. Lauderdale (1.3%), and Washington D.C. (4.2%) . Vacancies in Dallas are above the national average at 7.4%, but declined from 9.9% at year-end 2004.

     Key factors influencing retail space demand include trends in consumer spending, growth in personal income and wages, and retailers’ growth and expansion plans. For example, the U.S. Census Bureau reported that U.S. retail sales excluding autos increased a solid 8.3% in 2005. This gain came despite headwinds from higher energy and gasoline prices. Healthy retail sales, in turn, sustained retail space demand. According to Torto Wheaton Research, vacancies in neighborhood and community centers averaged 7.7% at year-end 2005 as compared with 8.0% at year-end 2004. In its year-end 2005 report, Torto Wheaton Research noted that retail rents and occupancies have risen steadily in recent years, and “...there is nothing in the marketplace today to suggest that that trend is not going to continue… .”

     Real estate supply/demand conditions also appear favorable. Office construction nationally totaled 35 million square feet in 2005 compared with an average of 80 million square feet during the 1998-2002 cyclical peak period. Torto Wheaton Research expects office construction to increase marginally to 38 million square feet in 2006. Similarly, construction of industrial space in 2005 was roughly 35% below totals during the 1996-2001 peak construction period. Torto Wheaton Research does not expect a significant increase in industrial construction in 2006. Multi-family construction has slowed less sharply; however, a growing number of these units are being built for sale rather than rent. Torto Wheaton Research expects that construction of neighborhood and community shopping centers which totaled 26 million square feet in 2005, to decline roughly 25% in 2006 due in part to increased land and construction costs.

Economic Outlook for 2006

     On balance, prospects for U.S. commercial real estate markets appear promising given current economic and property market conditions. Nationally, employment is growing at a solid and sustainable pace. The combination of ongoing employment growth and moderate construction bode well for commercial real estate markets. However, continued strong inflows of capital to real estate markets are likely to put pressure on future pricing and returns. Given these trends, prudence and pricing discipline will be required with respect to the Account’s acquisition activities going forward.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Performance

     The Account’s total return was 14.02% for the year ended December 31, 2005, 145 basis points higher than the 2004 annual return of 12.57% . The substantial increase in the Account’s overall performance on a year-to-year basis reflects the strong performance of the Account’s real estate properties. The market value of the Account’s real estate portfolio increased substantially in 2005 due to capital appreciation of these assets as a result of the sustained growth in capital investment into the real estate market from institutional investors as well as foreign investors.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, was 42% higher for the year ended December 31, 2005 compared to the same period in 2004. This increase is related to a 46% increase in total net assets, which included a 41% increase in the Account’s real estate holdings, including joint ventures and limited partnerships, over the same period.

     The Account’s real estate holdings, including joint venture investments, generated approximately 83% and 88% of the Account’s total investment income (before deducting Account level expenses) during 2005 and 2004, respectively. The decline is due to the effect of the increase in total net assets, a decline in the total percentage of the Account’s assets held in real estate and joint venture interests and the corresponding growth in the non-real estate assets owned by the Account. As of year end 2005, the Account held 80% of its assets in real estate and 14% short term holdings, as compared to 85% and 9%, respectively in 2004. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 56% in the year ended December 31, 2005 as compared to the same period in 2004. This increase was primarily due to the increased number of properties owned by the Account. In 2005, the Account benefited from the full year’s income from the properties purchased in 2004 (21) and for a partial year’s income from those properties purchased throughout 2005 (24 in total). Income from the real estate joint ventures was $63,580,501 for the year ended December 31, 2005 as compared with $57,275,242 for the year ended December 31, 2004. This 11% increase in joint venture income was due to an increase in the number of joint venture owned by the Account purchased in 2004. Interest income on the Account’s marketable securities investments increased from $15,055,451 in 2004 to $54,114,448 in 2005 due to the increase in the amount of non-real estate assets held by the Account as well as an increase in short term rates from 2004 to 2005. Dividend income on the Account’s real estate equity securities and limited partnership investments decreased from $26,568,264 for the year ended December 31, 2004 to $25,130,706.

     Total property level expenses for the year ended December 31, 2005 and 2004 were $278,544,030, and $157,768,776, respectively. In 2005, operating expenses and real estate and other taxes represented 54% and 32% of the total expenses respectively, with the remaining 14% due to interest payments on mortgages. In comparison, operating expenses, real estate and other taxes, and interest expense represented 64%, 35% and 1%, respectively in 2004. Overall, property level expenses increased by 77% from 2004 to 2005, with approximately one-third of this increase attributable to interest payments made in 2005. The factors influencing this year to year variance were: an increase in the number of properties subject to debt, which increased from 4 in 2004, (all acquired in the fourth quarter of 2004) to 7 in 2005 (the interest expense incurred by the Account was $830,361 and $40,028,630, respectively in 2004 and 2005); and the purchase of additional properties in 2005.

     The Account also incurred expenses for the years ended December 31, 2005 and 2004 of $19,603,225 and $14,393,388, respectively, for investment advisory services, $27,130,406 and $16,372,446, respectively, for administrative and distribution services and, $9,366,566 and $5,962,591 respectively, for mortality, expense risk and liquidity guarantee charges. The overall 53% increase in expenses is a result of the larger net asset base in the Account, and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains on investments of $765,970,272 for the year ended December 31, 2005, as compared with net realized and unrealized gains on investments of $414,580,303 for the year ended December 31, 2004. This positive variance is primarily due to a substantial increase in net realized and unrealized gain on the Account’s real estate properties of $590,179,625 for the year ended December 31, 2005 as compared to $184,531,410 for the year ended December 31, 2004. The increase in net realized and unrealized gains is due to the capital appreciation of real estate assets attributable to the continued inflow of capital into the real estate market from institutional and other investors, which had the effect of increasing the value of real estate. This trend, which began in 2004 and increased in 2005, is evidenced by the net realized gain of $90.3 million on the properties sold in 2005. The net proceeds of these sales was $511.5 milllion. The Account also had unrealized gains on its real estate joint ventures and limited partnership holdings of $168,723,129 for the year ended December 31, 2005, as compared to unrealized gains of $161,584,369 for the same period in 2004. This increase was due to the unrealized gains posted in 2005 on the properties in which the Account has an interest. The Account’s marketable securities for the year ended December 31, 2005 had net realized and unrealized gains totaling $7,067,518 as compared with net realized and unrealized gains of $68,464,524 for the year ended December 31, 2004. The primary factor in the decline is the net effect of the relatively weak performance of the REIT market on the Account’s real estate equity securities in 2005 as compared to the strong performance of this market in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Performance

     The Account’s total return was 12.57% for the year ended December 31, 2004 and 7.50% for 2003. The substantial increase in the Account’s overall performance on a year-to-year basis reflects the strong performance of the Account’s real estate properties and real estate-related (real estate equity securities, CMBS and limited partnerships) investments. The market value of the Account’s real estate portfolio increased substantially in 2004, as did the value of its real estate equity securities holdings. These increases in the real estate and real estate-related assets were due to the significant amount of capital which flowed into the real estate market from institutional investors as well as foreign investors, increasing the price of core real estate investments.

Income and Expenses

     The Account’s net investment income after deduction of all expenses was 23% higher for the year ended December 31, 2004 compared to the same period in 2003. This increase was primarily due to a 51% increase in total net assets, which included a 66% increase in the Account’s real estate holdings, including joint ventures and limited partnerships, over the same period.

     The Account’s real estate holdings, including joint venture and fund investments, generated approximately 88% and 93% of the Account’s total investment income (before deducting Account level expenses) during 2004 and 2003, respectively. The remaining portion of the Account’s total investment income was generated by marketable securities investments.

     Gross real estate rental income increased approximately 10% in the year ended December 31, 2004 as compared to the same period in 2003. This increase was due to the increased number of properties owned by the Account. Income from the real estate joint ventures was $57,275,242 for the year ended December 31, 2004 as compared with $31,989,569 for the year ended December 31, 2003. This increase in joint venture income was due to positive leasing activity at several retail properties as well as the purchase of an additional joint venture interest in an existing office property, and the addition of two joint venture investments in 2004. Interest income on the Account’s marketable securities investments increased from $7,221,765 in 2003 to $15,055,451 in 2004 due to the increase in the amount of non-real estate assets held by the Account as well as a slight increase in short term rates from 2003 to 2004. Dividend income on the Account’s real estate equity securities and limited partnership investments increased from $12,240,166 for the year ended December 31, 2003 to $26,568,264 for the year ended December 31, 2004. This increase was due to the strong performance of the real estate market reflecting the increased inflow of capital into real estate-related investments.

     Total property level expenses for the years ended December 31, 2004 and 2003 were $157,768,776, and $136,678,570, respectively. This 15% increase in property level expenses reflected the increased number of real estate properties owned by the Account from 2003 to 2004. In addition, during 2004, the Account incurred interest expense of $830,361 related to the mortgages.

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

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains on investments of $414,580,303 for the year ended December 31, 2004, as compared with net realized and unrealized gains on investments of $58,837,371 for the year ended December 31, 2003. The increase in net realized and unrealized gains is primarily due to the substantial net realized and unrealized gain on the Account’s real estate properties of $184,531,410 for the year ended December 31, 2004 as compared to net realized and unrealized losses for the year ended December 31, 2003 of $5,040,820. In addition, the Account had an unrealized gain on its joint venture holdings of $161,584,369 for the year ended December 31, 2004 as compared to unrealized gain of $23,914,271 for the year ended December 31, 2003. The substantial net gains in the year ending December 31, 2004 are due to the increase in market value of its real estate portfolio, particularly in the value of three regional malls in which the Account owns joint venture interests. The Account’s marketable securities for the year ended December 31, 2004 had net realized and unrealized gains totaling $68,464,524 as compared with net realized and unrealized gains of $39,963,920 for the year ended December 31, 2003.

     During 2004, the Account sold five properties. Proceeds of sale were $113,765,000 and cost at the time of sale was $99,937,568, resulting in a realized gain of $13,827,432. During 2003, the Account sold two properties. Proceeds of sale were $187,225,000 and cost at the time of sale was $154,626,452, resulting in a realized gain of $32,598,548.

Liquidity and Capital Resources

     At year end 2005 and 2004, the Account’s liquid assets (i.e., its real estate equity securities, CMBSs, commercial paper and government securities) had a value of $2,089,557,113 and $1,045,733,841, respectively. The increase in the Account’s liquid assets was primarily due to the net positive inflow from transfers and premiums into the Account, which likely is in response to the strong relative performance of the Account.

     In 2005, the Account received $968,189,436 in premiums and $1,435,432,984 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while for 2004 the Account received $738,048,183 in premiums and $1,188,465,203 in net participants’ transfers. Real estate acquisitions totaling approximately $1.9 billion and $2.5 billion were made during 2005 and 2004, respectively. The Account’s liquid assets will continue to be available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits, or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property — i.e., make leveraged real estate investments. Note that the Account changed its borrowing policy in 2005 to expand the circumstances under which it could borrow. Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure the loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net asset value.

Effects of Inflation and Increasing Operating Expenses

     Inflation, along with increased insurance, utilities and security costs, may increase property operating expenses in the future. These increases in operating expenses are generally billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased, the Account may not be able to recover the full amount of such increases in operating expenses.

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

     Accumulation and Annuity Fund: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. Accordingly, a small risk charge is paid by the Account to TIAA to assume these risks.

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

     The Account has limited partnerships interests in various real estate funds (limited partnerships). The Account records its contributions as increases to the investments and distributions from the investments are treated as either income or return of capital as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded quarterly when our accounting records are compared to the fund’s financial statements and we true up our equity value.

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

     Mortgage Notes Payable: Commencing in 2005, the Account separately reports mortgage notes payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchases price to the below or above market debt and amortized the premium or discount over the remaining life of the debt.

     Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of changes in foreign currency exchange rates on portfolio investments are included in the net realized and unrealized gains and losses on investments. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Account’s real estate and real estate-related investments, which as of December 31, 2005 represented 81.82% of the Account’s investments (not including real estate equity securities), expose the Account to a variety of risks. These risks include, but are not limited to:

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

     As of December 31, 2005, 18.19% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage-backed securities (CMBSs), and high-quality short-term debt instruments (i.e., commercial paper and government agency instruments). The Statement of Investments for the Account sets forth the terms of these instruments, along with their fair value, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT RESPONSIBILITY

To the Participants of the
   TIAA Real Estate Account:

The accompanying financial statements of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”) are the responsibility of TIAA’s management. They have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented fairly and objectively in accordance with such principles.

TIAA has established and maintains a sound system of internal controls and disclosure controls designed to provide reasonable assurance that assets are properly safeguarded and transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA’s internal audit personnel provide a continuing review of the internal controls and operations of the Account, and the chief audit executive regularly reports to the TIAA Audit Committee.

The accompanying financial statements have been audited by an independent registered public accounting firm. To maintain auditor independence and avoid any conflict of interest, it continues to be the Account’s policy that any management advisory or consulting services be obtained from a firm other than the independent registered public accounting firm. The reports of the independent registered public accounting firms, which follow the statements of investments, express independent opinions on the fairness of presentation of these financial statements.

The Audit Committee of the TIAA Board of Trustees, consisting entirely of trustees who are not officers of TIAA, meets regularly with management, representatives of PricewaterhouseCoopers LLP and the internal audit group to review matters relating to financial reporting, internal controls and auditing. In addition to the annual audit of the Account’s financial statements by the independent registered public accounting firm, the New York State Insurance Department and other state insurance departments perform periodic examinations of the Account’s operations.

March 14, 2006	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr. Chairman, President and Chief Executive Officer

/s/ Russell Noles

Russell Noles Vice President and Acting Chief Financial Officer

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

Management has the primary responsibility for the Account’s financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal audit group and the independent registered public accounting firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal audit group and the independent registered public accounting firm, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will evaluate rotation of the independent registered public accounting firm whenever circumstances warrant, but in no event will the evaluation be later than between their fifth and tenth years of service.

The Committee reviewed and discussed the accompanying audited financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity and completeness of disclosures in the financial statements. The Committee has also discussed the audited financial statements with PricewaterhouseCoopers LLP, the independent registered public accounting firm responsible for expressing an opinion on the conformity of these audited financial statements with accounting principles generally accepted in the United States of America.

The discussion with PricewaterhouseCoopers LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with PricewaterhouseCoopers LLP the auditors’ independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Independence Standards Board.

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
Donald K. Peterson, Audit Committee Member
Leonard S. Simon, Audit Committee Member
David F. Swensen, Audit Committee Member
Paul R. Tregurtha, Audit Committee Member

March 14, 2006

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	December 31,	December 31,
	2005	2004

ASSETS
Investments, at value:
Real estate properties
(cost: $7,386,769,868 and $5,315,565,355)	$7,977,600,751	$5,391,469,250
Real estate joint ventures and limited partnerships
(cost: $1,086,041,287 and $1,085,720,476)	1,418,583,542	1,288,715,399
Marketable securities:
Real estate related
(cost: $433,482,015 and $326,109,979)	448,662,598	369,744,168
Other
(cost: $1,640,676,190 and $676,124,265)	1,640,894,515	675,989,673

Total investments
(cost: $10,546,969,360 and $7,403,520,075)	11,485,741,406	7,725,918,490

Cash	1,211,370	—
Due from investment advisor	7,717,256	4,185,034
Other	190,756,381	113,876,400

TOTAL ASSETS	11,685,426,413	7,843,979,924

LIABILITIES
Mortgage notes payable—Note 5	973,502,186	499,479,256
Amounts due to bank	—	231,476
Payable for securities transactions	993,809	—
Accrued real estate property level expenses	145,789,277	84,959,882
Security deposits held	16,430,039	13,759,324

TOTAL LIABILITIES	1,136,715,311	598,429,938

NET ASSETS
Accumulation Fund	10,227,655,797	7,015,717,162
Annuity Fund	321,055,305	229,832,824

TOTAL NET ASSETS	$10,548,711,102	$7,245,549,986

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	42,623,491	33,337,597

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$239.95	$210.44

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

INVESTMENT INCOME
Real estate income, net:
Rental income	$618,633,580	$397,198,276	$361,616,650

Real estate property level expenses and taxes:
Operating expenses	150,501,136	100,991,997	87,238,469
Real estate taxes	88,014,264	55,946,418	49,440,101
Interest expense	40,028,630	830,361	—

Total real estate property level expenses and taxes	278,544,030	157,768,776	136,678,570

Real estate income—net	340,089,550	239,429,500	224,938,080
Income from joint ventures	63,580,501	57,275,242	31,989,569
Dividends	25,130,706	26,568,264	12,240,166
Interest	54,114,448	15,055,451	7,221,765

TOTAL INCOME	482,915,205	338,328,457	276,389,580

Expenses—Note 2:
Investment advisory charges	19,603,225	14,393,388	12,751,191
Administrative and distribution charges	27,130,406	16,372,446	14,786,580
Mortality and expense risk charges	6,196,549	4,093,858	2,916,880
Liquidity guarantee charges	3,170,017	1,868,733	1,199,414

TOTAL EXPENSES	56,100,197	36,728,425	31,654,065

INVESTMENT INCOME—NET	426,815,008	301,600,032	244,735,515

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Real estate properties	84,764,142	13,827,432	32,598,548
Marketable securities	35,168,209	47,375,999	7,692,266

Total realized gain (loss) on investments	119,932,351	61,203,431	40,290,814

Net change in unrealized appreciation (depreciation) on:
Real estate properties and debt	505,415,483	170,703,978	(37,639,368)
Real estate joint ventures and limited partnerships	168,723,129	161,584,369	23,914,271
Marketable securities	(28,100,691)	21,088,525	32,271,654

Net change in unrealized appreciation (depreciation) on investments	646,037,921	353,376,872	18,546,557

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS	765,970,272	414,580,303	58,837,371

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$1,192,785,280	$716,180,335	$303,572,886

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,

	2005	2004	2003

FROM OPERATIONS
Investment income, net	$426,815,008	$301,600,032	$244,735,515
Net realized gain on investments	119,932,351	61,203,431	40,290,814
Net change in unrealized appreciation (depreciation)
on investments	646,037,921	353,376,872	18,546,557

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	1,192,785,280	716,180,335	303,572,886

FROM PARTICIPANT TRANSACTIONS
Premiums	968,189,436	738,048,183	515,435,665
Net transfers from (to) TIAA	197,272,397	147,340,801	30,198,200
Net transfers from CREF Accounts	1,238,160,587	1,041,124,402	403,594,402
Annuity and other periodic payments	(44,487,142)	(30,761,316)	(22,213,682)
Withdrawals and death benefits	(248,759,442)	(159,804,580)	(113,153,870)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	2,110,375,836	1,735,947,490	813,860,715

NET INCREASE IN NET ASSETS	3,303,161,116	2,452,127,825	1,117,433,601

NET ASSETS
Beginning of year	7,245,549,986	4,793,422,161	3,675,988,560

End of year	$10,548,711,102	$7,245,549,986	$4,793,422,161

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,192,785,280	$716,180,335	$303,572,886
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of real estate properties	(1,864,646,776)	(1,690,454,136)	(326,513,028)
Capital improvements on real estate properties	(83,150,771)	(37,811,864)	(26,697,465)
Proceeds from sale of real estate properties	511,500,399	113,765,000	187,225,000
Decrease (increase) in other investments	(1,313,788,390)	(648,107,782)	(958,290,679)
Increase in other assets	(80,412,203)	(30,270,749)	(19,808,324)
Increase (decrease) in amounts due to bank	(231,476)	(783,869)	1,015,345
Increase in accrued real estate property level expenses
and taxes	60,829,395	25,445,331	18,678,441
Increase in security deposits held	2,670,715	621,654	1,419,425
Increase (decrease) in other liabilities	(1,162,347)	—	—
Net realized gain on investments	(119,932,351)	(13,827,432)	(32,598,548)
Unrealized (gain) loss on investments	(646,037,921)	(170,703,978)	37,639,368

NET CASH USED IN
OPERATING ACTIVITIES	(2,341,576,446)	(1,735,947,490)	(814,357,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Premiums	968,189,436	738,048,183	515,435,665
Net transfers from (to) TIAA	197,272,397	147,340,801	30,198,200
Net transfers from CREF Accounts	1,238,160,587	1,041,124,402	403,594,402
Principal payments of mortgages	(173,361)	—	—
Proceeds from mortgage financing	232,585,341	—	—
Annuity and other periodic payments	(44,487,142)	(30,761,316)	(22,213,682)
Withdrawals and death benefits	(248,759,442)	(159,804,580)	(113,153,870)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	2,342,787,816	1,735,947,490	813,860,715

NET INCREASE (DECREASE) IN CASH	1,211,370	—	(496,864)
CASH
Beginning of year	—	—	496,864

End of year	$1,211,370	$—	$—

Supplemental disclosure: Cash paid for interest	$38,267,618	$121,408	$—

Non-cash activity: Debt assumed upon purchase of real estate	$211,400,000	$499,479,256	$—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in joint ventures and limited partnerships that own real estate. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary must approve all independent appraisers used by the Account. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly appraisal. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. The independent fiduciary is appointed by a special subcommittee of TIAA’s Board of Trustees. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage including debt assumed in connection with the purchase of real estate, are generally valued as described. However, beginning in 2005 the value of the mortgage is appraised independently of the property and its fair value is reported separately, whereas in 2004, any change in the fair value of the mortgage, including debt assumed in connection with the purchase of real estate, was shown as an adjustment to the real estate property value. The fair value of the outstanding mortgage could have a material affect on the equity investment value of the property. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Accumulation and Annuity Funds: The Accumulation Fund represents the net assts attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. Accordingly, a small risk charge is paid by the Account to TIAA to assume these risks.

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined. The Account recognizes a gain to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is marked-to-market and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the same period in which the realized gains and losses are recognized.

The Account has limited partnership interests in various real estate funds (limited partnerships). The Account records its contributions as increases to the investments and distributions from the investments are treated as either income or return of capital as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded quarterly when the Account’s accounting records are compared to the financial statements of the limited partnerships.

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

Mortgage Notes Payable: Commencing in 2005, the Account separately reports mortgage notes payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below or above market rate debt and amortizes the premium or discount over the remaining life of the debt.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of changes in foreign currency exchange rates on portfolio investments are included in the net realized and unrealized gains and losses on investments. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

TIAA also provides a liquidity guarantee to the Account, for an annual rate of .04% of net assets, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA also imposes a daily charge for bearing certain mortality and expense risks in connection with the contracts equivalent to an annual rate of .07% of net assets of the Account.

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2031. Aggregate minimum annual rentals for the properties owned, excluding short-term residential leases, are as follows:

Years Ending
December 31,

2006	$653,416,605
2007	611,538,186
2008	549,973,188
2009	491,561,855
2010	396,090,166
2011-2031	1,198,826,686

Total	$3,901,406,686

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable is $468,664,313 and $345,136,785 at December 31, 2005 and 2004, respectively. The Accounts’ equity in the joint ventures at December 31, 2005 and 2004 was $1,222,036,564 and $1,257,893,004, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

		December 31, 2005	December 31, 2004

Assets
Real estates properties, at value		$2,989,209,293	$2,760,426,300
Other assets		80,768,265	55,021,655

Total assets		$3,069,977,558	$2,815,447,955

Liabilities and Equity
Mortgages notes payable		$865,828,626	$618,773,569
Other liabilities		70,471,251	47,389,201

Total liabilities		936,299,877	666,162,770
Equity		2,133,677,681	2,149,285,185

Total liabilities and equity		$3,069,977,558	$2,815,447,955

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Operating Revenues and Expenses
Revenues	$270,519,206	$250,697,181	$145,432,123
Expenses	142,782,169	122,017,640	77,571,384

Excess of revenues over expenses	$127,737,037	$128,679,541	$67,860,739

Note 5—Mortgage Notes Payable

At December 31, 2005 and 2004, the Account had outstanding mortgage balances on the properties as follows:

	Interest	Amount	Amount
Property	Rate Percentage	2005	2004	Due

50 Fremont	6.40 paid monthly(d)	$135,000,000	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.24 paid monthly(a)	9,305,895	9,479,256	May 1, 2011
IDX Tower	6.40 paid monthly(d)	145,000,000	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly(d)	210,000,000	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly(b)	185,000,000	—	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly(c)	26,400,000	—	June 1, 2013
Westferry Circus	5.4003 paid quarterly(d)	230,429,185	—	November 15, 2012

Total maturities		$941,135,080	$499,479,256
Net unrealized loss		32,367,106

Total Mortgage Notes Payable		$973,502,186

(a)	Principal payments due monthly with balloon payment of $8,127,115 due on May 1, 2011. The rate of 7.24% paid monthly is fixed. Debt was assumed at the time of acquisition.

(b)	Debt assumed in conjunction with property acquired in 2005 the mortgage was refinanced on October 21, 2005 at a fixed rate of 5.5245%.

(c)	Debt assumed in conjunction with property acquired in 2005 at a fixed rate of 5.49%.

(d)	The mortgage is interest only with balloon payment at maturity. The interest rate is fixed.

Principal on mortgage notes payable is due as follows:

Amount

2006	$186,862
2007	201,415
2008	215,163
2009	233,858
2010	252,070
Thereafter	940,045,712

Total maturities	$941,135,080

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	Years Ended December 31,

	2005	2004	2003	2002	2001

Per Accumulation Unit data:
Rental income	$15.604	$13.422	$15.584	$14.225	$14.862
Real estate property level expenses and taxes	7.026	5.331	5.890	4.819	4.754

Real estate income, net	8.578	8.091	9.694	9.406	10.108
Income from real estate joint ventures	1.604	1.935	1.379	0.807	0.130
Dividends and interest	1.998	1.406	0.839	1.249	1.950

Total income	12.180	11.432	11.912	11.462	12.188
Expense charges (1)	1.415	1.241	1.365	1.101	0.995

Investment income, net	10.765	10.191	10.547	10.361	11.193
Net realized and unrealized
gain (loss) on investments	18.744	13.314	2.492	(4.621)	(1.239)

Net increase in Accumulation Unit Value	29.509	23.505	13.039	5.740	9.954
Accumulation Unit Value:
Beginning of year	210.444	186.939	173.900	168.160	158.206

End of year	$239.953	$210.444	$186.939	$173.900	$168.160

Total return	14.02%	12.57%	7.50%	3.41%	6.29%
Ratios to Average Net Assets:
Expenses (1)	0.63%	0.63%	0.76%	0.67%	0.61%
Investment income, net	4.82%	5.17%	5.87%	5.65%	6.81%
Portfolio turnover rate:
Real estate properties	6.72%	2.32%	5.12%	0.93%	4.61%
Securities	77.63%	143.47%	71.83%	52.08%	40.62%
Thousands of Accumulation Units
outstanding at end of year	42,623	33,338	24,724	20,347	18,456
Net assets end of year (in thousands)	$10,548,711	$7,245,550	$4,793,422	$3,675,989	$3,213,667

(1)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2005 would be $8.441 ($6.572, $7.255, $5.920 and $5.749 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2005 would be 3.78% (3.33%, 4.04%, 3.61% and 3.50% for the years ended December 31, 2004, 2003, 2002 and 2001, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Years Ended December 31,

	2005	2004	2003

Credited for premiums	4,335,121	3,746,093	2,860,354
Credited (cancelled) for transfers, net disbursements
and amounts applied to the Annuity Fund	4,950,773	4,867,321	1,517,133
Outstanding:
Beginning of year	33,337,597	24,724,183	20,346,696

End of year	42,623,491	33,337,597	24,724,183

Note 8—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 2005, the Account had two outstanding commitments to purchase a bulk distribution warehouse property for approximately $34.7 million (which has closed subsequent to December 31, 2005) and a mixed use project comprised of an office building and a retail component for a total net amount of $85 million. This property will be subject to approximately $112.7 million in debt. Subsequent to December 31, 2005 the Account placed approximately $153 million in debt on Lincoln Centre which was purchased in the 4th quarter of 2005.

In addition, the Account has outstanding commitments to purchase interests in six limited partnerships and to purchase shares in a private real estate equity investment trusts, which total $366.7 million. As of December 31, 2005, $101.3 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business, that are expected to have no material impact, there are no lawsuits in which the Account is a party.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2005 and 2004

REAL ESTATE PROPERTIES —69.46% and 69.78%

	Value

Location / Description	2005		2004

Alabama:
Inverness Center - Office building	$98,090,987		$—
Arizona:
Biltmore Commerce Center - Office building	—		34,104,182
Mountain RA Industrial Portfolio - Industrial building	5,754,652		5,513,947
California:
3 Hutton Centre Drive - Office building	48,349,580		41,106,333
9 Hutton Centre - Office building	26,746,837		23,169,449
50 Fremont - Office building	373,010,003	(1)	323,264,602	(1)
88 Kearny Street - Office building	81,567,474		69,026,718
Cabot Industrial Portfolio - Industrial building	77,000,000		—
Capitol Place - Office building	48,000,000		42,400,000
Centerside I - Office building	66,000,000		65,037,900
Centre Pointe and Valley View - Industrial building	28,000,000		25,329,023
Eastgate Distribution Center - Industrial building	22,000,000		18,800,000
Embarcadero Center West - Office building	205,965,261		—
Kenwood Mews - Apartments	30,000,000		27,700,000
Larkspur Courts - Apartments	86,000,000		66,000,000
The Legacy at Westwood - Apartments	100,000,000		90,750,000
Northern CA RA Industrial Portfolio - Industrial building	62,325,024		59,169,642
Northpoint Commerce Center - Industrial building	—		46,000,000
Ontario Industrial Portfolio - Industrial building	230,000,000	(1)	187,079,256	(1)

Regents Court - Apartments	62,500,000		56,700,000
Southern CA RA Industrial Portfolio - Industrial building	89,017,793		89,097,299
U.S. Bank Plaza - Office building	159,000,000		—
Westcreek - Apartments	30,939,671		28,161,865
West Lake North Business Park - Office building	57,600,000		50,021,000
Westwood Marketplace - Shopping center	86,000,000		80,019,410
Colorado:
The Lodge at Willow Creek - Apartments	34,600,000		32,201,274
The Market at Southpark - Shopping center	34,001,746		33,522,400
Monte Vista - Apartments	24,647,901		22,501,650
Palomino Park - Apartments	176,232,394		—
Connecticut:
Ten & Twenty Westport Road - Office building	157,000,000		148,000,000
Delaware:
Mideast RA Industrial Portfolio- Industrial building	14,258,555		16,543,121
Florida:
701 Brickell - Office building	201,173,724		177,000,000
4200 West Cypress Street - Office building	36,691,519		33,900,000
The Fairways of Carolina - Apartments	21,100,000		18,100,000
Golfview - Apartments	30,835,506		28,543,437
The Greens at Metrowest - Apartments	18,200,000		14,623,330
Maitland Promenade One - Office building	37,817,891		36,053,639
Plantation Grove - Shopping center	13,800,000		11,200,000
Pointe on Tampa Bay - Office building	44,711,876		40,551,310
Quiet Waters at Coquina Lakes - Apartments	20,912,293		19,200,000
Royal St. George - Apartments	21,400,000		19,400,000

	Value

Location / Description	2005		2004

Sawgrass Office Portfolio - Office building	$59,700,000		$52,000,000
South Florida Apartment Portfolio - Apartments	56,400,000		47,700,000
Suncrest Village - Shopping center	16,400,000		—
Urban Centre - Office building	106,007,400		—
Georgia:
Alexan Buckhead - Apartments	34,800,000		37,500,000
Atlanta Industrial Portfolio - Industrial building	73,825,000		37,750,840
Reserve at Sugarloaf - Apartments	44,800,000	(1)	—
Glenridge Walk - Apartments	45,300,000		—
1050 Lenox Park - Apartments	71,000,000		—
Shawnee Ridge Industrial Portfolio - Industrial building	44,418,860		—
Illinois:
Chicago CalEast Industrial Portfolio- Industrial building	74,622,731		42,000,000
Chicago Industrial Portfolio - Industrial building	72,000,000		70,002,239
Columbia Centre III - Office building	28,700,000		28,900,000
East North Central RA Industrial Portfolio- Industrial building	37,717,159		23,734,331
Oak Brook Regency Towers - Office building	73,400,000		68,400,000
Parkview Plaza - Office building	54,500,000		48,700,000
Rolling Meadows - Shopping center	—		15,750,000
Kentucky:
IDI Kentucky Portfolio - Industrial building	58,500,000		49,000,000
Maryland:
Corporate Boulevard - Office building	—		65,038,710
FEDEX Distribution Facility - Industrial building	8,500,000		8,200,000
GE Appliance East Coast Distribution Facility - Industrial building	46,470,475		—
Massachusetts:
99 High Street - Office building	276,266,900	(1)	—
Batterymarch Park II - Office building	11,472,283		10,700,000
Longwood Towers - Apartments	—		82,500,000
Needham Corporate Center - Office building	17,143,612		15,030,046
Northeast RA Industrial Portfolio- Industrial building	29,000,000		33,110,903
Michigan:
Indian Creek - Apartments	—		18,825,000
Minnesota:
Interstate Crossing - Industrial building	—		7,300,000
River Road Distribution Center - Industrial building	—		4,600,000
Nevada:
UPS Distribution Facility - Industrial building	15,000,000		12,900,000
New Jersey:
10 Waterview Boulevard - Office building	27,500,000		26,400,000
371 Hoes Lane - Office building	11,700,000		10,666,570
Konica Photo Imaging Headquarters - Industrial building	25,300,000		21,200,000
Morris Corporate Center III - Office building	97,400,000		82,300,000
NJ CalEast Industrial Portfolio- Industrial building	42,000,000		39,300,000
Plainsboro Plaza - Shopping center	50,745,252		—
South River Road Industrial - Industrial building	55,000,000		34,900,000
New York:
780 Third Avenue - Office building	230,000,000		197,000,000
The Colorado - Apartments	85,048,163		58,156,056
Ohio:
Bent Tree - Apartments	—		13,600,000
Columbus Portfolio - Office building	23,000,000		21,500,000

	Value

Location / Description	2005		2004

Oregon:
Five Centerpointe - Office building	$—		$14,500,000
Pennsylvania:
Lincoln Woods - Apartments	35,528,316		31,472,870
Tennessee:
Memphis CalEast Industrial Portfolio- Industrial building	54,000,000		47,400,000
Summit Distribution Center- Industrial building	25,900,000		23,800,000
Texas:
Butterfield Industrial Park - Industrial building	4,618,955	(2)	4,600,000	(2)
Dallas Industrial Portfolio - Industrial building	146,000,000		138,500,000
Four Oaks Place - Office building	295,239,109		255,357,238
The Caruth - Apartments	61,200,000		—
The Legends at Chase Oaks - Apartments	28,499,971		27,051,851
Lincoln Centre - Office building	255,311,299		—
The Maroneal - Apartments	35,000,000		—
United Kingdom:
1& 7 Westferry Circus - Office building	373,116,817	(1)	—
Utah:
Landmark at Salt Lake City (Building #4) - Industrial building	14,700,000		12,500,000
Virginia:
8270 Greensboro Drive - Office building	60,200,000		—
Ashford Meadows - Apartments	78,904,526		68,000,000
Fairgate at Ballston - Office building	35,300,000		28,500,017
Monument Place - Office building	53,000,000		37,000,000
One Virginia Square - Office building	47,000,000		42,500,000
Washington:
IDX Tower - Office building	370,000,000	(1)	347,978,282	(1)
Northwest RA Industrial Portfolio- Industrial building	19,700,000		19,438,852
Rainier Corporate Park - Industrial building	64,273,372		56,035,878
Regal Logistics Campus - Industrial building	63,103,879		—
Washington DC:
1001 Pennsylvania Avenue - Office building	502,993,710	(1)	466,424,940	(1)
1015 15th Street - Office building	73,121,166		59,000,134
1900 K Street - Office building	230,000,000		219,453,706
The Farragut Building - Office building	—		46,500,000
Mazza Gallerie - Shopping center	86,001,109		81,000,000

TOTAL REAL ESTATE PROPERTIES
(Cost $7,386,769,868 and $5,315,565,355)	7,977,600,751		5,391,469,250

OTHER REAL ESTATE RELATED INVESTMENTS—12.35% and 16.68%
REAL ESTATE JOINT VENTURE—10.64% and 16.28%
Teachers REA LLC, which owns
Cabot Industrial Portfolio (100% Account Interest)	—		60,600,000
Bisys Crossings I, LLC
BISYS Fund Services Building (96% Account Interest)	—		34,751,940
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	97,142,406		80,618,771
IL-161 Clark Street LLC
161 North Clark Street (75% Account Interest)	175,578,714		157,282,972
One Boston Place REIT
One Boston Place (50.25% Account Interest)	149,723,498		139,382,942
Storage Portfolio I, LLC
Storage Portfolio (3) (75% Account Interest)	63,237,298	(4)	50,430,399	(4)

			Value

Location / Description			2005		2004

CA-Treat Towers LP
Treat Towers (75% Account Interest)			$93,964,192		$88,524,364
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (3) (60% Account Interest)			66,871,766	(4)	64,041,442	(4)
CA-Colorado Center LP
Yahoo! Center (50% Account Interest)			138,531,366	(4)	222,702,820
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)			208,013,192	(4)	162,632,565	(4)
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)			34,032,806		27,894,742
West Dade Associates
Miami International Mall (50% Account Interest)			82,290,482	(4)	61,577,257	(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)			112,650,844	(4)	107,452,790	(4)

TOTAL REAL ESTATE JOINT VENTURE
(Cost $888,034,873 and $1,060,788,631)			1,222,036,564		1,257,893,004

LIMITED PARTNERSHIPS— 1.71% and 0.40%
Cobalt Industrial REIT (10.00% Account Interest)			8,352,409		—
Colony Realty Partners, LP (5.27% Account Interest)			13,481,704		—
Essex Apartment Value Fund, LP (10% Account Interest)			487,306		11,434,495
Heitman Value Partners, LP (8.43% Account Interest)			8,106,810		3,766,214
Lion Gables Apartment Fund, LP (18.45% Account Interest)			150,000,000		—
MONY/Transwestern Mezzanine Realty Partners II, LLC
(16.67% Account Interest)			14,142,822		3,134,952
MONY/Transwestern Mezzanine Realty Partners, LP
(19.75% Account Interest)			1,975,927		12,486,734

TOTAL LIMITED PARTNERSHIP
(Cost $198,006,414 and $24,931,845)			196,546,978		30,822,395

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS
(Cost $1,086,041,287 and $1,085,720,476)			1,418,583,542		1,288,715,399

MARKETABLE SECURITIES—18.19% and 13.54%

REAL ESTATE RELATED—3.91% and 4.79%

REAL ESTATE EQUITY SECURITIES—3.72% and 4.25%
Shares

2005	2004	Issuer

75,000	—	Aames Investment Corp	484,500		—
—	70,000	Acadia Realty Trust	—		1,141,000
550,000	550,000	Affordable Residential Communities	5,241,500		7,892,500
36,685	36,685	AMB Property Corp	1,803,801		1,481,707
40,000	446,100	American Campus Communities	992,000		10,032,789
919,000	—	American Financial Realty	11,028,000		—
—	140,000	Amli Residential Properties	—		4,480,000
450,000	46,000	Archstone-Smith Trust	18,850,500		1,761,800
150,000	232,900	Ashford Hospitality Trust	1,573,500		2,531,623
40,000	—	Avalonbay Communities Inc	3,570,000		—
150,000	—	Bimini Mortgage Management-A	1,357,500		—

Shares			Value

2005	2004	Issuer	2005	2004

—	150,000	Boston Properties Inc.	$—	$9,700,500
—	150,000	Brandywine Realty Trust	—	4,408,500
30,000	35,000	BRE Properties	1,364,400	1,410,850
270,000	—	Brookfield Properties	7,943,400	—
—	60,000	Capital Lease Funding Inc.	—	750,000
194,000	—	Carramerica Realty Corp	6,718,220	—
424,000	—	Cedar Shopping Centers Inc.	5,965,680	—
50,000	60,000	Centerpoint Properties Trust	2,474,000	2,873,400
280,000	—	Cogdell Spencer Inc.	4,729,200	—
—	143,000	Corporate Office Properties	—	4,197,050
976,000	—	Deerfield Triarc Capital Cor	13,371,200	—
380,000	434,000	Developers Diversified Realty	17,867,600	19,256,580
—	1,072,990	Digital Realty Trust Inc.	—	14,453,175
193,400	—	Duke Realty Corp.	6,459,560	—
1,087,000	—	ECC Capital Corp.	2,456,620	—
600,000	—	Education Realty Trust Inc	7,734,000	—
—	31,875	Equity Lifestyle Properties	—	1,139,532
—	147,518	Equity Office Properties Trust	—	4,295,724
180,000	180,000	Equity Residential	7,041,600	6,512,400
580,577	594,500	Extra Space Storage Inc.	8,940,886	7,924,685
—	413,873	Falcon Financial Investment	—	2,897,111
1,367,000	1,367,000	Feldman Mall Properties	16,417,670	17,784,670
111,600	—	First Potomac Realty Trust	2,968,560	—
110,000	110,000	General Growth Properties	5,168,900	3,977,600
—	75,000	Glenborough Realty Trust Inc.	—	1,596,000
404,800	912,000	GMH Communities Trust	6,278,448	12,859,200
348,700	38,818	Gramercy Capital Corp.	7,943,386	799,651
300,000	72,550	Great Wolf Resorts Inc.	3,093,000	1,620,767
—	75,000	HealthCare Realty Trust Inc.	—	3,052,500
562,000	350,000	Hersha Hospitality Trust	5,063,620	4,007,500
150,000	—	Highland Hospitality Corp.	1,657,500	—
60,000	—	Hilton Hotels Corp.	1,446,600	—
80,000	168,000	Home Properties Inc.	3,264,000	7,224,000
450,000	325,000	Homebanc Corp/Ga.	3,366,000	3,146,000
300,000	—	Host Marriott Corp	5,685,000	—
—	74,257	Impac Mortgage Holdings Inc.	—	1,683,406
300,000	300,000	Interstate Hotels & Resorts	1,311,000	1,608,000
80,000	—	Istar Financial Inc	2,852,000	—
1,958,000	1,908,000	Jameson Inns Inc	4,209,700	3,758,760
100,000	—	JER Investors Trust Inc.	1,695,000	—
108,000	54,000	Kimco Realty Corp	3,464,640	3,131,460
426,000	324,443	Kite Realty Group Trust	6,590,220	4,957,489
300,000	—	KKR Financial Corp	7,197,000	—
200,000	—	Lasalle Hotel Properties	7,344,000	—
120,000	215,078	Lexington Corporate Properties Trust	2,556,000	4,856,461
1,266,660	1,266,660	Lodgian Inc	13,591,262	15,579,918
200,000	162,000	LTC Properties Inc	4,206,000	3,225,420
75,000	150,000	Macerich Company/The	5,035,500	9,420,000
400,000	30,420	Mack-Cali Realty Corp.	17,280,000	1,400,233
200,000	—	Medical Properties Trust Inc.	1,956,000	—
40,000	40,000	Mills Corp/The	1,677,600	2,550,400
100,000	150,000	Mission West Properties	974,000	1,596,000
331,200	—	Monmouth REIT-CLA	2,656,224	—
300,000	—	Mortgageit Holdings Inc	4,098,000	—

	Shares		Value

2005	2004	Issuer	2005	2004

130,000	—	NewCastle Investment Corp	$3,230,500	$—
—	270,000	New York Mortgage Trust Inc	—	3,024,000
—	100,000	Northstar Realty Finance Cor	—	1,145,000
100,000	—	Novastar Financial Inc.	2,811,000	—
525,000	525,000	Origen Financial Inc.	3,738,000	3,927,000
328,100	70,700	Parkway Properties	13,169,934	3,588,025
—	75,000	Prentiss Properties Trust	—	2,865,000
400,000	200,000	Prologis Trust	18,688,000	8,666,000
30,000	—	Public Storage, Inc.	2,031,600	—
100,000	—	RAIT Investment Trust	2,592,000	—
—	507,000	Reckson Associates Realty Corp	—	16,634,670
236,000	45,000	Regency Centers Corp.	13,912,200	2,493,000
384,000	—	Republic Property Trust	4,608,000	—
305,721	255,900	Simon Property Group Inc.	23,427,400	16,549,053
350,000	—	Starwood Hotels & Resorts	22,351,000	—
303,820	303,820	Sunset Financial Resources	2,576,394	3,162,766
—	315,000	Sunstone Hotel Investors Inc.	—	6,545,700
111,200	268,200	Thomas Properties Group	1,391,112	3,416,868
50,000	1,500,000	Trizec Properties Inc.	1,146,000	28,380,000
100,000	100,000	United Dominion Realty Trust	2,344,000	2,480,000
95,000	77,558	Ventas Inc.	3,041,900	2,125,865
200,000	50,000	Vornado Realty Trust	16,694,000	3,806,500
944	—	Windrose Medical Properties	14,028	—

	TOTAL REAL ESTATE EQUITY SECURITIES
	(Cost $411,877,936 and $284,166,107 )		426,781,565	327,785,808

COMMERCIAL MORTGAGE BACKED SECURITIES—0.19% and 0.54%
	Principal

2005	2004	Issuer, Current Rate and Maturity Date

$—	$10,000,000	Bear Stearns CMS
		3.436% 05/14/16	—	10,006,950
—	10,000,000	COMM 2004 HTL1 A1
		4.008% 07/15/16	—	10,013,820
10,000,000	10,000,000	GSMS 2001-Rock A2FL
		4.680% 05/03/18	10,217,650	10,070,610
10,000,000	10,000,000	MSDWC 2001-280 A2F
		4.710% 02/03/16	10,061,730	9,915,150
1,601,634	1,940,947	Trize 2001 - TZHA A3FL
		4.740% 03/15/13	1,601,653	1,951,830

	TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES
	(Cost $21,604,079 and $41,943,872)		21,881,033	41,958,360

	TOTAL REAL ESTATE RELATED
	(Cost $433,482,015 and $326,109,979 )		448,662,598	369,744,168

OTHER—14.28% and 8.75%

COMMERCIAL PAPER—11.67% and 4.51%
Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$25,000,000	$—	Abbey National North America LLC
		4.330% 01/05/06	$24,994,000	$—
25,000,000	—	Abbey National PLC
		4.280% 01/17/06	24,999,500	—
10,000,000	—	Alabama Power Co
		4.250% 01/12/06	9,989,100	—
25,000,000	—	American Express Centurion Bank
		4.310% 01/19/06	25,000,000	—
2,430,000	25,000,000	American Honda Finance, Corp
		4.240% 01/09/06	2,428,250	24,981,667
10,000,000	—	Atlantis One Funding Corp
		4.380% 02/24/06	9,936,500	—
25,000,000	—	Atlantis One Funding Corp
		4.210% 02/08/06	24,890,750	—
25,000,000	—	Bank of Montreal
		4.290% 01/26/06	24,999,500	—
30,000,000	—	Barclay’s Bank, PLC
		4.420% 03/14/06	29,998,200	—
15,000,000	—	Barclay’s Bank, PLC
		4.330% 08/30/06	14,999,400	—
18,040,000	—	Becton Dickinson & Co.
		4.210% 01/24/06	17,994,719	—
13,100,000	10,000,000	Beta Finance, Inc
		4.160% 01/12/06	13,085,590	9,991,445
11,000,000	15,000,000	Beta Finance, Inc
		4.070% 01/17/06	10,981,190	14,980,050
—	18,100,000	BMW US Capital Corp
		3.550% 10/06/05	—	18,077,073
20,000,000	—	Calyon
		4.100% 01/19/06	19,997,800	—
10,000,000	—	Canadian Wheat Board (The)
		4.320% 02/06/06	9,959,500	—
14,000,000	13,000,000	CC (USA), Inc
		4.000% 01/13/06	13,982,920	12,988,878
40,000,000	3,100,000	Ciesco LP
		4.280% 01/23/06	39,903,200	3,097,537
10,000,000	—	Ciesco LP
		4.370% 02/24/06	9,936,500	—
37,000,000	—	Citigroup Funding Inc.
		4.220% 01/20/06	36,925,260	—
13,000,000	—	Citigroup Funding Inc.
		4.350% 02/21/06	12,923,560	—
24,150,000	—	Colgate-Palmolive Co
		4.250% 01/06/06	24,141,306	—
15,000,000	25,000,000	Corporate Asset Funding Corp, Inc
		4.270% 01/13/06	14,981,700	24,949,625

Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$ 5,035,000	$—	Corporate Asset Funding Corp, Inc
		4.200% 01/23/06	$5,022,815	$—
16,000,000	—	Corporate Asset Funding Corp, Inc
		4.210% 01/25/06	15,957,440	—
5,905,000	—	Corporate Asset Funding Corp, Inc
		4.290% 01/31/06	5,884,982	—
2,020,000	—	Corporate Asset Funding Corp, Inc
		4.360% 02/17/06	2,008,930	—
25,000,000	—	Deutsche Bank
		4.270% 02/14/06	24,997,000	—
50,000,000	—	Dexia Bank
		4.280% 01/30/06	49,998,000	—
8,000,000	—	Dorada Finance Inc
		3.900% 01/23/06	7,980,640	—
20,000,000	—	Dorada Finance Inc
		4.350% 02/27/06	19,865,600	—
21,500,000	—	Dorada Finance Inc
		4.250% 02/16/06	21,384,975	—
13,000,000	—	Edison Asset Securitization, LLC
		4.190% 01/17/06	12,977,770	—
20,000,000	—	Edison Asset Securitization, LLC
		4.360% 02/22/06	19,877,800	—
7,248,000	—	Edison Asset Securitization, LLC
		4.420% 04/07/06	7,162,981	—
20,000,000	—	FCAR Owner Trust I
		4.340% 02/07/06	19,915,000	—
17,000,000	—	First Tennessee National Bank
		4.330% 02/06/06	16,999,660	—
—	2,670,000	Fortune Brands
		2.060% 01/11/05	—	2,668,205
21,590,000	—	General Electric Capital Corp
		4.440% 04/28/06	21,282,342	—
25,000,000	—	General Electric Capital Corp
		4.520% 06/28/06	24,435,000	—
35,000,000	—	Goldman Sachs Group, LP
		4.280% 02/03/06	34,870,150	—
10,000,000	15,000,000	Govco Incorporated
		4.080% 01/18/06	9,981,700	14,990,833
9,000,000	10,000,000	Govco Incorporated
		4.390% 03/14/06	8,922,420	9,986,700
29,140,000	—	Govco Incorporated
		4.040% 01/09/06	29,118,436	—
5,015,000	—	Grampian Funding LLC
		4.320% 01/23/06	5,002,814	—
20,000,000	—	Grampian Funding LLC
		4.040% 02/01/06	19,929,600	—
10,000,000	25,000,000	Greyhawk Funding LLC
		4.000% 01/06/06	9,996,300	24,948,000
—	10,750,000	Harley- Davidson Funding Corp
		2.230% 02/14/05	—	10,718,556

Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$25,000,000	—	Harrier Finance Funding (US) LLC
		3.930% 01/25/06	$24,933,500	$—
10,085,000	—	HBOS Treasury Srvcs Plc
		4.200% 02/15/06	10,033,163	—
31,740,000	15,000,000	Kitty Hawk Funding Corp
		4.300% 01/12/06	31,705,086	14,975,300
10,000,000	9,565,000	Kitty Hawk Funding Corp
		3.890% 02/15/06	9,947,600	9,550,461
25,000,000	—	Links Finance L.L.C.
		4.300% 02/10/06	24,884,750	—
25,000,000	—	Links Finance L.L.C.
		4.380% 03/13/06	24,787,750	—
10,000,000	10,000,000	Paccar Financial Corp
		4.020% 01/12/06	9,989,200	9,984,800
13,655,000	—	Paccar Financial Corp
		4.360% 03/03/06	13,557,913	—
20,080,000	—	Park Avenue Receivables Corp
		4.270% 01/27/06	20,021,166	—
10,000,000	—	Park Avenue Receivables Corp
		4.290% 01/04/06	9,998,800	—
10,000,000	—	Preferred Receivables Funding Corp
		4.130% 01/06/06	9,996,300	—
15,000,000	10,000,000	Private Export Funding Corporation
		4.080% 02/13/06	14,926,500	9,992,667
5,000,000	—	Private Export Funding Corporation
		4.440% 04/04/06	4,944,250	—
9,000,000	—	Private Export Funding Corporation
		4.300% 03/09/06	8,929,260	—
19,150,000	—	Private Export Funding Corporation
		4.170% 02/07/06	19,070,145	—
20,000,000	—	Proctor & Gamble
		4.030% 01/10/06	19,983,200	—
3,500,000	—	Proctor & Gamble
		4.090% 01/26/06	3,490,445	—
—	25,000,000	Rabobank USA Financial Corp
		3.640% 11/28/05	—	24,946,375
50,000,000	—	Ranger Funding Company LLC
		4.290% 01/17/06	49,914,500	—
17,000,000	—	Regions Bank (Alabama)
		4.180% 01/30/06	16,998,130	—
—	23,135,000	Royal Bank of Canada
		3.660% 11/08/05	—	23,108,626
—	16,430,000	Royal Bank of Scotland PLC
		3.680% 11/16/05	—	16,393,690
540,000	2,000,000	Sherwin-Williams Co
		4.070% 02/07/06	537,732	1,997,467
14,390,000	15,000,000	Sigma Finance Inc
		4.030% 01/12/06	14,374,171	14,965,875
8,000,000	—	Sigma Finance Inc
		4.390% 03/08/06	7,937,120	—

Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$5,000,000	$—	Sigma Finance Inc
		3.940% 03/01/06	$4,965,150	$—
17,000,000	—	Sigma Finance Inc
		4.220% 01/31/06	16,942,370	—
5,575,000	—	Sigma Finance Inc
		4.340% 02/27/06	5,537,536	—
6,030,000	—	Societe Generale North America, Inc
		4.400% 03/20/06	5,974,283	—
27,600,000	—	Swedish Export Credit Corp
		4.260% 01/18/06	27,550,596	—
15,000,000	—	Toyota Motor Credit Corp
		4.300% 10/10/06	15,000,900	—
—	25,000,000	Toronto Dominion Bank
		3.160% 09/14/05	—	24,977,213
24,000,000	25,000,000	UBS Finance, (Delaware) Inc
		4.310% 02/10/06	23,891,280	24,990,500
3,120,000	—	UBS Finance, (Delaware) Inc
		4.440% 04/19/006	3,079,190	—
25,000,000	—	Variable Funding Capital Corporation
		4.000% 01/05/06	24,993,750	—
5,010,000	—	Washington Gas Light Co
		4.330% 01/09/06	5,006,393	—
20,000,000	—	Wells Fargo
		4.320% 02/09/06	19,999,600	—
19,460,000	—	Yorktown Capital, LLC
		4.19% 01/04/06	19,457,665	—
2,625,000	—	Yorktown Capital, LLC
		4.280% 02/10/06	2,611,893	—
4,066,000	—	Yorktown Capital, LLC
		4.350% 01/06/06	4,064,496	—

TOTAL COMMERCIAL PAPER
(Cost $1,340,511,661 and $348,329,276 )			1,340,656,583	348,261,543

GOVERNMENT AGENCY BONDS—2.61% and 4.24%
Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$—	$9,380,000	Federal Farm Credit Banks
		1.780% 03/15/05	$—	$9,334,882
—	8,603,000	Federal Farm Credit Banks
		1.220% 01/07/05	—	8,599,403
7,030,000	7,860,000	Federal Home Loan Banks
		3.400% 01/03/06	7,027,383	7,798,928
—	18,000,000	Federal Home Loan Banks
		3.380% 10/11/05	—	17,992,475
—	22,825,000	Federal Home Loan Banks
		3.590% 10/12/05	—	22,795,841
—	20,700,000	Federal Home Loan Banks
		3.640% 11/04/05	—	20,636,761

Principal			Value

2005	2004	Issuer, Current Rate and Maturity Date	2005	2004

$—	$11,245,000	Federal Home Loan Banks
		3.230% 09/02/05	$—	$11,227,214
—	8,510,000	Federal Home Loan Banks
		2.950% 07/01/05	—	8,471,280
30,000,000	20,000,000	Federal Home Loan Mortgage Corp
		3.910% 01/03/06	30,000,000	19,995,222
18,000,000	15,000,000	Federal Home Loan Mortgage Corp
		4.210% 02/09/06	17,922,240	14,993,546
50,000,000	15,540,000	Federal Home Loan Mortgage Corp
		4.210% 01/31/06	49,839,500	15,516,366
3,840,000	—	Federal Home Loan Mortgage Corp
		3.740% 01/09/06	3,837,351	—
37,615,000	22,280,000	Federal National Mortgage Association
		4.150% 01/10/06	37,584,908	22,094,408
23,940,000	50,000,000	Federal National Mortgage Association
		4.240% 02/23/06	23,797,557	49,942,208
46,555,000	25,000,000	Federal National Mortgage Association
		4.100% 01/11/06	46,512,169	24,980,590
29,320,000	31,925,000	Federal National Mortgage Association
		4.200% 02/02/06	29,217,380	31,919,281
1,766,000	32,184,000	Federal National Mortgage Association
		3.960% 02/15/06	1,757,135	32,174,390
50,000,000	9,270,000	Federal National Mortgage Association
		4.240% 02/17/06	49,737,500	9,255,335
3,015,000	—	Federal National Mortgage Association
		4.110% 02/01/06	3,004,809	—

TOTAL GOVERNMENT AGENCY BONDS
(Cost $300,164,529 and $327,794,989 )			300,237,932	327,728,130

TOTAL OTHER (Cost $1,640,676,190 and $676,124,265 )			1,640,894,515	675,989,673

TOTAL MARKETABLE SECURITIES
(Cost $2,074,158,205 and $1,002,234,244)			2,089,557,113	1,045,733,841

TOTAL INVESTMENTS—100.00%
(Cost $10,546,969,360 and $7,403,520,075)			$11,485,741,406	$7,725,918,490

(1)	The investment has a mortgage payable outstanding, as indicated in Note 5.

(2)	Leasehold interest only.

(3)	Located throughout the U.S.

(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
    Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statement of investments, and the related statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2005, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
    Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying statement of assets and liabilities of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”), including the statement of investments, as of December 31, 2004, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of TIAA’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Account at December 31, 2004, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

New York, New York	/s/ Ernst & Young LLP
April 14, 2005

ADDITIONAL INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 28, 2005, TIAA and Ernst & Young LLP (“Ernst & Young”) agreed that the relationship between Ernst & Young and TIAA would cease. TIAA has engaged PricewaterhouseCoopers LLP as the independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2005.

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

Trustees

Elizabeth E. Bailey, 67

John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation, Altria Group, Inc. and National Bureau of Economic Research. Honorary Trustee, the Brookings Institute.

Robert C. Clark, 62

Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University, Formerly Dean and Royall Professor of Law, Harvard Law School. Director, Collins & Aikman Corporation, Time Warner, Inc. and Omnicom Group.

Edward M. Hundert, M.D., 49

President, Professor of Biomedical Ethics, Professor of Cognitive Science, Case Western Reserve University. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Member of BioEnterprise and the Cleveland Orchestra. Board Member, Rock and Roll of Fame, the Greater Cleveland Partnership and Nortech.

Marjorie Fine Knowles, 66

Professor of Law, Georgia State University College of Law.

Donald K. Peterson, 56

Chairman and Chief Executive Officer, Avaya Inc. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Chairman, Board of Trustees, Worcester Polytechnic Institute.

Sidney A. Ribeau, 58

President, Bowling Green University. Director, The Andersons, Convergys and Worthington Industries.

Leonard S. Simon, 69

Former Vice Chairman, Charter One Financial, Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, Rochester Community Savings Bank. Director, Landmark Technology Partners, Inc. and Integrated Nano-Technologies, LLC.

David F. Swensen, 52

Chief Investment Officer, Yale University. Trustee, Brookings Institute, Carnegie Institution of Washington, Carnegie Corporation, Yale New Haven Hospital, Howard Hughes Medical Institute, Courtauld Institute of Art, Wesleyan University, and Hopkins School.

Ronald L. Thompson, 56

Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company. Director, Interstate Bakeries Corporation, Ralston Purina, Ryerson Tull Inc., and Washington University in St. Louis.

Marta Tienda, 55

Professor of Demographic Studies, Princeton University. Director, Office of Population Research, Princeton University, 1998-2002. Director, Corporation of Brown University, the Princeton Healthcare System, Federal Reserve Bank of New York, Sloan Foundation, Jacobs Foundation and Hispanic Business Incorporated.

Paul R. Tregurtha, 70

Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Vice Chairman, Interlake Steamship Company and Lakes Shipping Company; Formerly, Chairman, Meridian Aggregates, L.P. Director, FPL Group, Inc.

Rosalie J. Wolf, 64

Managing Partner, Botanica Capital Partners LLC. Formerly, Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust and Sanford C. Bernstein Fund, Inc.

Officer—Trustees

Herbert M. Allison, Jr., 62

Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999 and President and Chief Executive Officer of Alliance for LifeLong Learning, Inc., 1999-2002.

Other Officers

Gary Chinery, 56
Vice President and Treasurer, TIAA and CREF.

E. Laverne Jones, 57
Vice President and Corporate Secretary, TIAA and CREF.

Russell G. Noles, 47
Vice President and Acting Chief Financial Officer, TIAA and CREF.

John A. Somers, 62
Senior Managing Director, Fixed Income and Real Estate Investments.

Portfolio Management Team

Margaret A. Brandwein, 59
Managing Director—TIAA Real Estate Account.

Thomas Garbutt, 47
Managing Director—Real Estate Equities.

Philip J. McAndrews, 47
Managing Director—Portfolio Management.

     Effective February 1, 2006, the management of the Account’s REIT portfolio was changed. David Copp and Anne Sapp will be responsible for implementing the Account’s REIT investment strategy.

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

     Liquidity Guarantee. If the Account’s cash flow is insufficient to fund redemption requests, TIAA’s general account has agreed to fund them by purchasing accumulation units. TIAA thereby guarantees that a participant can redeem accumulation units at their then current daily net asset value. For the year ended December 31, 2005, the Account paid TIAA $3,170,017 for this liquidity guarantee through a daily deduction from the net assets of the Account.

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

     For the year ended December 31, 2005, the Account paid TIAA $19,603,225 for investment management services and $6,196,549 for mortality and expense risks. For the same period, the Account paid Services $27,130,406 for its administrative and distribution services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the Registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the Registrant, as a policy, does not engage PwC for management advisory or consulting services.

     Audit Fees. PwC’s fees for professional services rendered for the audit of the registrant’s annual financial statements for the year ended December 31, 2005 and review of financial statements included in the registrant’s annual financial statements was $429,500. Ernst & Young’s fees for professional services rendered for the audit of the Registrant’s annual financial statements (including Sarbanes-Oxley-related activities) for the fiscal years ended December 31, 2004 and December 31, 2003 and review of financial statements included in Registrant’s quarterly reports were $1,804,200 and $151,700, respectively.

     Tax Fees. PwC had no tax fees for the fiscal year ended December 31, 2005. Ernst & Young had no tax fees for the fiscal years ended December 31, 2004 and 2003.

     All Other Fees. Other than as set forth above, there were no additional fees with respect to Registrant.

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

     Auditor Fees for Related Entities. The aggregate non-audit fees billed by PwC for services rendered to the Registrant and affiliates performing on-going services to the

Registrant, including TIAA for the year ended December 31, 2005 was $331,500. The aggregate non-audit fees billed by Ernst & Young for services rendered to the Registrant and affiliates performing on-going services to the Registrant, including TIAA, for the years ended December 31, 2004 and 2003 were $204,800 and $171,000, respectively.

     PwC’s aggregate fee for professional services rendered in connection with the audit of the financial statements for TIAA and the College Retirement Equities Fund (“CREF”) and their affiliated companies for the year ended December 31, 2005 was $5,709,300. PwC’s aggregate fees for audit related-services provided to TIAA and CREF and their affiliated entities for the year ended December 31, 2005 was $322,000. PwC’s aggregate fees for tax services provided to TIAA and CREF and their affiliated entities for the year ended December 31, 2005 was $166,000. PwC had no additional aggregate fees for other services provided to TIAA and CREF and their affiliated entities for the year ended December 31, 2005. Ernst & Young’s aggregate fees for professional services rendered in connection with the audit of financial statements for TIAA and the College Retirement Equities Fund (“CREF”) and their affiliated entities were $7,703,700 for the year ended December 31, 2004 and $3,955,300 for the year ended December 31, 2003. Ernst & Young’s aggregate fees for audit related-services provided to TIAA and CREF and their affiliated entities were $204,800 for the year ended December 31, 2004 and $171,000 for the year ended December 31, 2003. Ernst & Young’s aggregate fees for tax services provided to TIAA and CREF and their affiliated entities were $250,600 for the year ended December 31, 2004 and $229,900 for the year ended December 31, 2003. Ernst & Young had no additional aggregate fees for other services provided to TIAA and CREF and their affiliated entities for the years ended December 31, 2004 and 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements. See Item 8 for required financial statements.

	2.	Financial Statement Schedules. See Item 8 for required financial statements.

(b)		Exhibits.

(1)	Distribution and Administrative Services Agreement by and between TIAA and
TIAA-CREF Individual & Institutional Services, Inc. (as amended)[1] and the
Amendment thereto[5]

(3)	(A)	Charter of TIAA (as amended)[4]
	(B)	Bylaws of TIAA (as amended)[4]
(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Contract
Endorsements[2], Keogh Contract[1], Retirement Select and Retirement Select Plus
Contracts and Endorsements[3] and Retirement Choice and Retirement Choice
Plus Contracts[6]
	(B)	Forms of Income-Paying Contracts[2]
(10)	(A)	Independent Fiduciary Agreement by and among TIAA, the Registrant, and
Real Estate Research Corporation
	(B)	Custodial Services Agreement by and between TIAA and Morgan Guaranty
Trust Company of New York with respect to the Real Estate Account
(Agreement assigned to The Bank of New York, January, 1996)[2]
(14)	Code of Ethics
(31)	Rule 13a-15(e)/15d-15(e) Certifications
(32)	Section 1350 Certifications

_____________________________
1 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 6 to the Account’s previous Registration Statement on Form S-1, filed April 26, 2000 (File No. 333-22809).

2 - Previously filed and incorporated herein by reference to Post-Effective Amendment No. 2 to the Account’s previous Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

3 - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account’s Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

4 - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account’s Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

5 - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account’s Registration Statement on Form S-1 filed April 29, 2005 (File No. 333-121493).

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

March 14, 2006

Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Herbert M. Allison, Jr.	Chairman of the Board, President, and Chief	3/14/06

Herbert M. Allison, Jr.		Executive Officer (Principal Executive Officer)

/s/	Russell Noles	Vice President	3/14/06

Russell Noles		and Acting Chief Financial Officer

Signature of Trustee		Date	Signature of Trustee		Date

/s/	Herbert M. Allison, Jr.	3/14/06	/s/	Leonard S. Simon	3/14/06

Herbert M. Allison, Jr.			Leonard S. Simon

/s/	Elizabeth E. Bailey	3/14/06	/s/	David F. Swensen	3/14/06

Elizabeth E. Bailey			David F. Swensen

/s/	Robert C. Clark	3/14/06	/s/	Ronald L. Thompson	3/14/06

Robert C. Clark			Ronald L. Thompson

/s/	Edward M. Hundert	3/14/06	/s/	Marta Tienda	3/14/06

Edward M. Hundert			Marta Tienda

/s/	Marjorie Fine Knowles	3/14/06	/s/	Paul R. Tregurtha	3/14/06

Marjorie Fine Knowles			Paul R. Tregurtha

/s/ Donald K. Peterson		3/14/06	/s/	Rosalie J. Wolf	3/14/06

Donald K. Peterson			Rosalie J. Wolf

/s/	Sidney A. Ribeau	3/14/06

Sidney A. Ribeau

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contractowners holding interests in the Account.