Form 10-Q
period 2006-03-31
TIAA REAL ESTATE ACCOUNT
filed 2006-05-12
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ______________________ to ______________________

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

                         Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer     ☐ Accelerated filer      ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes ☐          No ☒

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF TIAA REAL ESTATE ACCOUNT
MARCH 31, 2006

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Investments, at value:
Real estate properties
(cost: $7,446,609,275 and $7,386,769,868)	$8,152,413,396	$7,977,600,751
Real estate joint ventures and limited partnerships
(cost: $1,092,079,703 and $1,086,041,287)	1,483,092,084	1,418,583,542
Marketable securities:
Real estate-related
(cost: $487,994,410 and $433,482,015)	557,305,698	448,662,598
Other
(cost: $2,272,179,609 and $1,640,676,190)	2,272,314,401	1,640,894,515

Total investments
(cost: $11,298,862,997 and $10,546,969,360)	12,465,125,579	11,485,741,406
Cash	957,200	1,211,370
Due from investment advisor	11,640,624	7,717,256
Other	175,758,677	190,756,381

TOTAL ASSETS	12,653,482,080	11,685,426,413

LIABILITIES
Mortgage notes payable
(principal outstanding: $1,096,485,538 and $941,135,080)—Note 5	1,128,515,401	973,502,186
Payable for securities transactions	24,990,022	993,809
Accrued real estate property level expenses	115,238,400	145,789,277
Security deposits held	16,001,417	16,430,039

TOTAL LIABILITIES	1,284,745,240	1,136,715,311

NET ASSETS
Accumulation Fund	11,020,547,155	10,227,655,797
Annuity Fund	348,189,685	321,055,305

TOTAL NET ASSETS	$11,368,736,840	$10,548,711,102

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	44,498,355	42,623,491

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$247.66	$239.95

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005

INVESTMENT INCOME
Real estate income net:
Rental income	$188,850,329	$140,079,278

Real estate property level expenses and taxes:
Operating expenses	48,990,475	34,258,151
Real estate taxes	24,185,915	19,475,830
Interest expense	15,920,768	8,015,610

Total real estate property level expenses and taxes	89,097,158	61,749,591

Real estate income, net	99,753,171	78,329,687

Income from real estate joint ventures and limited partnerships	10,231,748	16,201,553
Interest	22,615,133	5,874,621
Dividends	3,090,872	4,743,394

TOTAL INCOME	135,690,924	105,149,255

Expenses—Note 2:
Investment advisory charges	6,592,265	4,014,442
Administrative and distribution charges	8,996,205	5,956,858
Mortality and expense risk charges	1,887,992	1,295,537
Liquidity guarantee charges	934,393	581,341

TOTAL EXPENSES	18,410,855	11,848,178

INVESTMENT INCOME, NET	117,280,069	93,301,077

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Real estate properties	(629,643)	(16,269)
Marketable securities	(4,815,208)	4,953,534

Total realized gain (loss) on investments:	(5,444,851)	4,937,265

Net change in unrealized appreciation (depreciation) on:
Real estate properties and debt	114,978,279	28,192,691
Real estate joint ventures and limited partnerships	66,185,795	19,510,609
Marketable securities	54,047,172	(31,429,986)

Net change in unrealized appreciation (depreciation) on investments	235,211,246	16,273,314

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS	229,766,395	21,210,579

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$347,046,464	$114,511,656

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005

FROM OPERATIONS

Investment income, net	$117,280,069	$93,301,077
Net realized gain (loss) on investments	(5,444,851)	4,937,265
Net change in unrealized appreciation on investments	235,211,246	16,273,314

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	347,046,464	114,511,656

FROM PARTICIPANT TRANSACTIONS

Premiums	264,251,599	225,790,274
Net transfers from TIAA	58,341,523	36,120,606
Net transfers from CREF Accounts	264,380,541	261,485,235
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	(1,328,649)	1,160,928
Annuity and other periodic payments	(13,654,031)	(8,849,926)
Withdrawals and death benefits	(99,011,709)	(52,442,697)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	472,979,274	463,264,420

NET INCREASE IN NET ASSETS	820,025,738	577,776,076

NET ASSETS

Beginning of period	10,548,711,102	7,245,549,986

End of period	$11,368,736,840	$7,823,326,062

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$347,046,464	$114,511,656
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(34,692,647)	(18,386,458)
Capital improvements on real estate properties	(19,424,317)	(19,549,674)
Proceeds from sale of real estate properties	—	3,825,000
Increase in other investments	(695,500,814)	(580,764,679)
Decrease in other assets	11,074,336	1,934,999
Decrease in amounts due to bank.	—	(231,476)
Decrease in accrued real estate property level expenses	(30,550,877)	(8,857,790)
Increase(Decrease) in security deposits held	(428,622)	138,895
Increase in other liabilities	179,009,428	65,705,262
Net realized (gain) loss on total investments	5,444,851	(4,937,265)
Unrealized gain on total investments	(235,211,246)	(16,273,314)

NET CASH USED IN OPERATING ACTIVITIES	(473,233,444)	(462,884,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Premiums	264,251,599	225,790,274
Net transfers from TIAA	58,341,523	36,120,606
Net transfers from CREF Accounts	264,380,541	261,485,235
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	(1,328,649)	1,160,928
Annuity and other periodic payments	(13,654,031)	(8,849,926)
Withdrawals and death benefits	(99,011,709)	(52,442,697)

NET CASH PROVIDED BY FINANCING ACTIVITIES	472,979,274	463,264,420

NET INCREASE (DECREASE) IN CASH	(254,170)	379,576

CASH
Beginning of period	1,211,370	—

End of period	$957,200	$379,576

Supplemental disclosure: Cash paid for interest	$15,601,043	$8,015,610

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in limited partnerships and owns real estate joint ventures in which the Account does not hold a controlling interest. Such joint ventures are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The financial statements were prepared in accordance with U.S. generally accepted accounting principles which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account. See the December 31, 2005 Form 10K of the Account for complete notes to the financial statements.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, Real Estate Research Corporation, must approve all independent appraisers used by the Account. The independent fiduciary can require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly appraisal, or otherwise to ensure that the Account is valued correctly. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. The independent fiduciary, Real Estate Research Corporation, is appointed by a special subcommittee of TIAA’s Board of Trustees. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. Real estate properties subject to a mortgage are generally valued as described; the value of the mortgage is appraised independently of the property, and its fair value is reported separately. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined. The Account recognizes a gain to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is fair valued and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the calculation of realized gains/losses.

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

Mortgage Notes Payable: Commencing in 2005, the Account separately reports mortgage notes payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchases price to the below or above market debt and amortizes the premium or discount over the remaining life of the debt.

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

Note 2—Management Agreements

Investment advisory services for the Account are provided by TIAA employees, under the direction of TIAA’s Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are also subject to review by the Account’s independent fiduciary, Real Estate Research Corporation. TIAA also provides all portfolio accounting and related services for the Account.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2027. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2006	$677,929,312
2007	$648,205,873
2008	$583,475,485
2009	$524,637,870
2010	$437,731,637
2011 – 2027	$1,307,373,115

Total	$4,179,353,292

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable is $474,597,665 and $468,664,313 at March 31, 2006 and December 31, 2005, respectively. The Account’s equity in the joint ventures at March 31, 2006 and December 31, 2005 was $1,284,187,919 and $1,222,036,564, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Real estate properties, at value	$3,112,156,094	$2,989,209,293
Other assets	76,348,344	80,768,265

Total assets	$3,188,504,438	$3,069,977,558

Liabilities and Equity
Mortgage notes payable	$880,612,279	$865,828,626
Other liabilities	62,599,271	70,471,251

Total liabilities	943,211,550	936,299,877
Equity	2,245,292,888	2,133,677,681

Total liabilities and equity	$3,188,504,438	$3,069,977,558

	For the Three
	Months Ended	Year Ended
	March 31, 2006	December 31, 2005

Operating Revenues and Expenses
Revenues	$71,894,001	$270,519,206
Expenses	37,817,155	142,782,169

Excess of revenues over expenses	$34,076,846	$127,737,037

Note 5—Mortgage Notes Payable

At March 31, 2006 and December 31, 2005, the Account had outstanding mortgage balances on the properties as follows:

	Interest	Amount	Amount
Property	Rate Percentage	March 31, 2006	December 31, 2005	Due

		(Unaudited)
50 Fremont	6.40 paid monthly(d)	$135,000,000	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.24 paid monthly(a)	9,258,131	9,305,895	May 1, 2011
IDX Tower	6.40 paid monthly(d)	145,000,000	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly(d)	210,000,000	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly(b)	185,000,000	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly(c)	26,400,000	26,400,000	June 1, 2013
Westferry Circus	5.4003 paid quarterly(d)	232,827,407	230,429,185	November 15, 2012
Lincoln Centre	5.51 paid monthly(d)	153,000,000	—	February 1, 2016

Total principal outstanding		$1,096,485,538	$941,135,080
Fair value adjustment		32,029,863	32,367,106

Total Mortgage Notes Payable		$1,128,515,401	$973,502,186

(a)	Principal and interest payments due monthly with a balloon payment of $8,127,115 due on May 1, 2011. Debt assumed in conjunction with property acquired in 2004 at a fixed rate of 7.24%.
(b)	Debt assumed in conjunction with property acquired in 2005; the mortgage was refinanced on October 21, 2005 at a fixed rate of 5.5245%.
(c)	Debt assumed in conjunction with property acquired in 2005 at a fixed rate of 5.49%.
(d)
The mortgage is denominated in British pounds, converted to U.S. dollars at the exchange rates as of the dates indicated, and is interest only with a balloon payment at maturity. The interest rate is fixed.

Principal on mortgage notes payable is due as follows:

Amount

2006	$139,098
2007	201,415
2008	215,163
2009	233,858
2010	252,070
Thereafter	1,095,443,934

Total principal outstanding	$1,096,485,538

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Three Months
	Ended	Years Ended December 31,
	March 31,
	2006	2005	2004	2003	2002

	(Unaudited)
Per Accumulation Unit data:
Rental income	$4.303	$15.604	$13.422	$15.584	$14.225
Real estate property level expenses and taxes	2.030	7.026	5.331	5.890	4.819

Real estate income, net	2.273	8.578	8.091	9.694	9.406
Income from real estate joint ventures
and limited partnerships	0.233	1.604	1.935	1.379	0.807
Dividends and interest	0.586	1.998	1.406	0.839	1.249

Total income	3.092	12.180	11.432	11.912	11.462
Expense charges(1)	0.420	1.415	1.241	1.365	1.101

Investment income, net	2.672	10.765	10.191	10.547	10.361
Net realized and unrealized gain (loss)
on investments	5.037	18.744	13.314	2.492	(4.621)

Net increase in Accumulation Unit Value	7.709	29.509	23.505	13.039	5.740
Accumulation Unit Value:
Beginning of period	239.953	210.444	186.939	173.900	168.160

End of period	$247.662	$239.953	$210.444	$186.939	$173.900

Total return	3.21%	14.02%	12.57%	7.50%	3.41%
Ratios to Average Net Assets:
Expenses(1)	0.17%	0.63%	0.63%	0.76%	0.67%
Investment income, net	1.07%	4.82%	5.17%	5.87%	5.65%
Portfolio turnover rate:
Real estate properties	0%	6.72%	2.32%	5.12%	0.93%
Securities	71.43%	77.63%	143.47%	71.83%	52.08%
Thousands of Accumulation Units
outstanding at end of period	44,498	42,623	33,338	24,724	20,347
Net assets end of period (in thousands)	$11,368,737	$10,548,711	$7,245,550	$4,793,422	$3,675,989

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses and, for the three months ended March 31, 2006, are not annualized. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2006 would be $2.450 ($8.441, $6.572, $7.255 and $5.920 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2005 would be 1.149% (3.78%, 3.33%, 4.04% and 3.61% for the years ended December 31, 2005, 2004, 2003 and 2002, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Three Months	Year
	Ended	Ended
	March 31, 2006	December 31, 2005

	(Unaudited)
Accumulation Units:
Credited for premiums	1,062,003	4,335,121
Credited for transfers, net disbursements and
amounts applied to the Annuity Fund	812,861	4,950,773
Outstanding:
Beginning of period	42,623,491	33,337,597

End of period	44,498,355	42,623,491

Note 8—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 2006, the Account had one outstanding commitment to purchase a mixed use project comprised of an office building and a retail component for a total amount of $197.6 million, which will be subject to approximately $112.7 million in debt.

In addition, the Account has outstanding commitments to purchase interests in six limited partnerships and to purchase shares in a private real estate equity investment trust, which total $366.7 million. As of March 31, 2006, $97.1 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits in which the Account is a party.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

REAL ESTATE PROPERTIES—65.40% and 69.46%	Value

Location / Description	2006		2005

	(Unaudited)
Alabama:
Inverness Center—Office building	$103,800,000		$98,090,987
Arizona:
Mountain RA Industrial Portfolio—Industrial building	6,300,000		5,754,652
California:
3 Hutton Centre Drive—Office building	48,604,800		48,349,580
9 Hutton Centre—Office building	27,229,122		26,746,837
50 Fremont—Office building	376,000,019	(1)	373,010,003	(1)
88 Kearny Street—Office building	80,679,630		81,567,474
Cabot Industrial Portfolio—Industrial building	78,000,000		77,000,000
Capitol Place—Office building	49,928,939		48,000,000
Centerside I—Office building	66,000,000		66,000,000
Centre Pointe and Valley View—Industrial building	29,500,000		28,000,000
Eastgate Distribution Center—Industrial building	22,600,000		22,000,000
Embarcadero Center West—Office building	207,000,000		205,965,261
Kenwood Mews—Apartments	33,600,000		30,000,000
Larkspur Courts—Apartments	86,000,000		86,000,000
The Legacy at Westwood—Apartments	110,100,000		100,000,000
Northern CA RA Industrial Portfolio—Industrial building	61,602,666		62,325,024
Ontario Industrial Portfolio—Industrial building	234,295,727	(1)	230,000,000	(1)
Regents Court—Apartments	66,000,000		62,500,000
Southern CA RA Industrial Portfolio—Industrial building	91,919,081		89,017,793
U.S. Bank Plaza—Office building	168,000,000		159,000,000
Westcreek—Apartments	31,000,000		30,939,671
West Lake North Business Park—Office building	57,711,503		57,600,000
Westwood Marketplace—Shopping center	89,013,600		86,000,000
Colorado:
The Lodge at Willow Creek—Apartments	36,200,000		34,600,000
The Market at Southpark—Shopping center	34,500,000		34,001,746
Monte Vista—Apartments	25,000,000		24,647,901
Palomino Park—Apartments	176,800,000		176,232,394
Connecticut:
Ten & Twenty Westport Road—Office building	160,000,000		157,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	14,601,993		14,258,555
Florida:
701 Brickell—Office building	206,457,111		201,173,724
4200 West Cypress Street—Office building	37,000,000		36,691,519
The Fairways of Carolina—Apartments	22,099,351		21,100,000
Golfview—Apartments	31,110,000		30,835,506
The Greens at Metrowest—Apartments	18,500,000		18,200,000
Maitland Promenade One—Office building	39,021,408		37,817,891
Plantation Grove—Shopping center	13,807,008		13,800,000
Pointe on Tampa Bay—Office building	45,404,873		44,711,876
Quiet Waters at Coquina Lakes—Apartments	21,800,000		20,912,293
Royal St. George—Apartments	22,300,000		21,400,000
Sawgrass Office Portfolio—Office building	64,800,000		59,700,000
South Florida Apartment Portfolio—Apartments	57,000,000		56,400,000
Suncrest Village—Shopping center	16,700,000		16,400,000
Urban Centre—Office building	107,106,582		106,007,400

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

	Value

Location / Description	2006		2005

	(Unaudited)
Georgia:
Alexan Buckhead—Apartments	$36,300,000		$34,800,000
Atlanta Industrial Portfolio—Industrial building	73,900,000		73,825,000
Reserve at Sugarloaf—Apartments	45,200,000	(1)	44,800,000	(1)
Glenridge Walk—Apartments	45,300,000		45,300,000
1050 Lenox Park—Apartments	71,000,000		71,000,000
Shawnee Ridge Industrial Portfolio—Industrial building	44,050,000		44,418,860
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	74,808,223		74,622,731
Chicago Industrial Portfolio—Industrial building	72,000,000		72,000,000
Columbia Centre III—Office building	29,000,000		28,700,000
East North Central RA Industrial Portfolio—Industrial building	37,000,000		37,717,159
Oak Brook Regency Towers—Office building	74,800,000		73,400,000
Parkview Plaza—Office building	54,800,000		54,500,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	58,500,000		58,500,000
Maryland:
Broadlands Business Park—Industrial building	34,692,647		—
FEDEX Distribution Facility—Industrial building	8,500,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	47,000,000		46,470,475
Massachusetts:
99 High Street—Office building	276,200,000	(1)	276,266,900	(1)
Batterymarch Park II—Office building	11,948,670		11,472,283
Needham Corporate Center—Office building	18,795,720		17,143,612
Northeast RA Industrial Portfolio—Industrial building	30,900,000		29,000,000
Nevada:
UPS Distribution Facility—Industrial building	15,000,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	27,500,000		27,500,000
371 Hoes Lane—Office building	12,200,000		11,700,000
Konica Photo Imaging Headquarters—Industrial building	25,700,000		25,300,000
Morris Corporate Center III—Office building	97,400,000		97,400,000
NJ Caleast Industrial Portfolio—Industrial building	42,000,000		42,000,000
Plainsboro Plaza—Shopping center	50,900,000		50,745,252
South River Road Industrial—Industrial building	55,000,000		55,000,000
New York:
780 Third Avenue—Office building	233,000,000		230,000,000
The Colorado—Apartments	85,000,000		85,048,163
Ohio:
Columbus Portfolio—Office building	23,700,000		23,000,000
Pennsylvania:
Lincoln Woods—Apartments	35,500,000		35,528,316
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	54,026,397		54,000,000
Summit Distribution Center—Industrial building	26,300,000		25,900,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

		Value

Location / Description		2006		2005

		(Unaudited)
Texas:
Butterfield Industrial Park—Industrial building		$4,640,000	(2)	$4,618,955	(2)
Dallas Industrial Portfolio—Industrial building		146,000,000		146,000,000
Four Oaks Place—Office building		296,156,070		295,239,109
The Caruth—Apartments		61,200,000		61,200,000
The Legends at Chase Oaks—Apartments		28,500,000		28,499,971
Lincoln Centre—Office building		256,300,000	(1)	255,311,299
The Maroneal—Apartments		37,000,000		35,000,000
United Kingdom:
1 & 7 Westferry Circus—Office building		357,733,732	(1)	373,116,817	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building		14,800,000		14,700,000
Virginia:
8270 Greensboro Drive—Office building		61,000,000		60,200,000
Ashford Meadows—Apartments		85,400,000		78,904,526
Fairgate at Ballston—Office building		37,100,000		35,300,000
Monument Place—Office building		53,000,000		53,000,000
One Virginia Square—Office building		49,500,000		47,000,000
Washington:
IDX Tower—Office building		382,000,000	(1)	370,000,000	(1)
Northwest RA Industrial Portfolio—Industrial building		19,500,000		19,700,000
Rainier Corporate Park—Industrial building		63,900,000		64,273,372
Regal Logistics Campus—Industrial building		63,000,000		63,103,879
Washington DC:
1001 Pennsylvania Avenue—Office building		526,654,471	(1)	502,993,710	(1)
1015 15th Street—Office building		75,012,068		73,121,166
1900 K Street—Office building		241,000,000		230,000,000
Mazza Gallerie—Shopping center		90,001,985		86,001,109

TOTAL REAL ESTATE PROPERTIES
(Cost $7,446,609,275 and $7,386,769,868)		8,152,413,396		7,977,600,751

OTHER REAL ESTATE-RELATED INVESTMENTS—11.90% and 12.35%
REAL ESTATE JOINT VENTURES—10.30% and 10.64%
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)		100,041,777		97,142,406
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)		186,114,448		175,578,714
One Boston Place REIT
One Boston Place (50.25% Account Interest)		152,695,329		149,723,498
Storage Portfolio I, LLC
Storage Portfolio (3) (75% Account Interest)		68,255,510	(4)	63,237,298	(4)
CA—Treat Towers LP
Treat Towers (75% Account Interest)		94,713,346		93,964,192
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (3) (60% Account Interest)	.	66,440,618	(4)	66,871,766	(4)
CA—Colorado Center LP
Yahoo Center (50% Account Interest)		163,230,356	(4)	138,531,366	(4)
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)		213,001,108	(4)	208,013,192	(4)

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

			Value

Location / Description			2006		2005

			(Unaudited)
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)			$34,888,712		$34,032,806
West Dade Associates
Miami International Mall (50% Account Interest)			88,747,015	(4)	82,290,482	(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)			116,059,700	(4)	112,650,844	(4)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $891,993,548 and $888,034,873)			1,284,187,919		1,222,036,564

LIMITED PARTNERSHIPS— 1.60% and 1.71%
Cobalt Industrial REIT (10.3554% Account Interest)			10,878,808		8,352,409
Colony Realty Partners, LP (5.27% Account Interest)			13,402,604		13,481,704
Essex Apartment Value Fund, LP (10% Account Interest)			487,306		487,306
Heitman Value Partners, LP (8.43% Account Interest)			9,121,217		8,106,810
Lion Gables Apartment Fund, LP (18.46% Account Interest)			150,000,000		150,000,000
MONY/Transwestern Mezzanine Realty Partners II, LLC
(16.67% Account Interest)			13,834,770		14,142,822
MONY/Transwestern Mezzanine Realty Partners, LP
(19.75% Account Interest)			1,179,460		1,975,927

TOTAL LIMITED PARTNERSHIPS
(Cost $200,086,155 and $198,006,414)			198,904,165		196,546,978

TOTAL OTHER REAL ESTATE-RELATED INVESTMENTS
(Cost $1,092,079,703 and $1,086,041,287)			1,483,092,084		1,418,583,542

MARKETABLE SECURITIES—22.70% and 18.19%

REAL ESTATE-RELATED—4.47% and 3.91%

REAL ESTATE EQUITY SECURITIES—4.30% and 3.72%

Shares

2006	2005	Issuer

—	75,000	Aames Investment Corp	—		484,500
487,700	550,000	Affordable Residential Communities	5,120,850		5,241,500
146,685	36,685	AMB Property Corp	7,960,595		1,803,801
40,000	40,000	American Campus Communities	1,036,400		992,000
593,031	919,000	American Financial Realty	6,908,811		11,028,000
450,000	450,000	Archstone-Smith Trust	21,946,500		18,850,500
100,000	150,000	Ashford Hospitality Trust	1,240,000		1,573,500
106,300	40,000	Avalonbay Communities Inc	11,597,330		3,570,000
—	150,000	Bimini Mortgage Management-A	—		1,357,500
185,000	—	Biomed Realty Trust Inc	5,483,400		—
310,700	—	Boston Properties Inc	28,972,775		—
77,000	30,000	BRE Properties	4,312,000		1,364,400
270,000	270,000	Brookfield Properties	9,220,500		7,943,400
150,000	194,000	Carramerica Realty Corp	6,691,500		6,718,220
424,000	424,000	Cedar Shopping Centers Inc	6,716,160		5,965,680
—	50,000	Centerpoint Properties Trust	—		2,474,000
280,000	280,000	Cogdell Spencer Inc	5,969,600		4,729,200
62,100	—	Corporate Office Properties	2,840,454		—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
976,000	976,000	Deerfield Triarc Capital Cor	$13,166,240	$13,371,200
380,000	380,000	Developers Diversified Realty	20,805,000	17,867,600
193,400	193,400	Duke Realty Corp	7,339,530	6,459,560
80,000	—	Eastgroup Properties Inc	3,795,200	—
—	1,087,000	ECC Capital Corp	—	2,456,620
600,000	600,000	Education Realty Trust Inc	9,180,000	7,734,000
433,000	180,000	Equity Residential	20,260,070	7,041,600
435,577	580,577	Extra Space Storage Inc	7,487,569	8,940,886
1,367,000	1,367,000	Feldman Mall Properties	16,745,750	16,417,670
111,600	111,600	First Potomac Realty Trust	3,152,700	2,968,560
384,000	110,000	General Growth Properties	18,766,080	5,168,900
126,150	—	Glenborough Realty Trust Inc	2,743,763	—
404,800	404,800	GMH Communities Trust	4,711,872	6,278,448
—	348,700	Gramercy Capital Corp	—	7,943,386
—	300,000	Great Wolf Resorts Inc	—	3,093,000
562,000	562,000	Hersha Hospitality Trust	5,501,980	5,063,620
150,000	150,000	Highland Hospitality Corp	1,906,500	1,657,500
—	60,000	Hilton Hotels Corp	—	1,446,600
80,000	80,000	Home Properties Inc	4,088,000	3,264,000
404,380	450,000	Homebanc Corp/Ga	3,554,500	3,366,000
300,000	300,000	Host Marriott Corp	6,420,000	5,685,000
300,000	300,000	Interstate Hotels & Resorts	1,605,000	1,311,000
—	80,000	Istar Financial Inc	—	2,852,000
1,958,000	1,958,000	Jameson Inns Inc	4,797,100	4,209,700
—	100,000	JER Investors Trust Inc	—	1,695,000
45,200	—	Kilroy Realty Corp	3,492,152	—
331,900	108,000	Kimco Realty Corp	13,488,416	3,464,640
426,000	426,000	Kite Realty Group Trust	6,794,700	6,590,220
300,000	300,000	KKR Financial Corp	6,729,000	7,197,000
200,000	200,000	Lasalle Hotel Properties	8,200,000	7,344,000
120,000	120,000	Lexington Corporate Properties Trust	2,502,000	2,556,000
612,963	1,266,660	Lodgian Inc	8,514,056	13,591,262
200,000	200,000	LTC Properties Inc	4,652,000	4,206,000
90,000	75,000	Macerich Company/The	6,655,500	5,035,500
290,000	400,000	Mack-Cali Realty Corp	13,920,000	17,280,000
200,000	200,000	Medical Properties Trust Inc	2,160,000	1,956,000
79,000	40,000	Mills Corp/The	2,212,000	1,677,600
100,000	100,000	Mission West Properties	1,175,000	974,000
331,200	331,200	Monmouth REIT-CLA	2,788,704	2,656,224
—	300,000	Mortgageit Holdings Inc	—	4,098,000
—	130,000	NewCastle Investment Corp	—	3,230,500
37,500	100,000	Novastar Financial Inc	1,254,000	2,811,000
—	525,000	Origen Financial Inc	—	$3,738,000
292,583	328,100	Parkway Properties	12,780,025	13,169,934
400,000	400,000	Prologis Trust	21,400,000	18,688,000
189,400	30,000	Public Storage, Inc	15,384,962	2,031,600
100,000	100,000	RAIT Investment Trust	2,824,000	2,592,000
162,000	—	Reckson Associates Realty Corp	7,422,840	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
95,000	236,000	Regency Centers Corp	$6,383,050	$13,912,200
293,223	384,000	Republic Property Trust	3,451,235	4,608,000
305,721	305,721	Simon Property Group Inc	25,723,365	23,427,400
116,500	—	SL Green Realty Corp	11,824,750	—
350,000	350,000	Starwood Hotels & Resorts	23,705,500	22,351,000
—	303,820	Sunset Financial Resources	—	2,576,394
111,200	111,200	Thomas Properties Group	1,513,432	1,391,112
50,000	50,000	Trizec Properties Inc	1,286,500	1,146,000
57,500	—	U-Store-IT Trust	1,158,625	—
165,300	100,000	United Dominion Realty Trust	4,717,662	2,344,000
95,000	95,000	Ventas Inc	3,152,100	3,041,900
217,000	200,000	Vornado Realty Trust	20,832,000	16,694,000
130,000	—	Weingarten Realty Investors	5,297,500	—
—	944	Windrose Medical Properties	—	14,028

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $466,390,451 and $411,877,936)			535,438,803	426,781,565

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.17% and 0.19%

Principal

2006	2005	Issuer, Current Rate and Maturity Date

$10,000,000	$10,000,000	GSMS 2001-Rock A2FL
		4.760% 05/03/18	10,206,480	10,217,650
10,000,000	10,000,000	MSDWC 2001-280 A2F
		4.790% 02/03/16	10,058,810	10,061,730
1,601,634	1,601,634	Trize 2001—TZHA A3FL
		5.120% 03/15/13	1,601,605	1,601,653

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES
(Cost $21,603,959 and $21,604,079)			21,866,895	21,881,033

TOTAL REAL ESTATE-RELATED
(Cost $487,994,410 and $433,482,015)			557,305,698	448,662,598

OTHER—18.23% and 14.28%

COMMERCIAL PAPER—15.16% and 11.67%
25,000,000	25,000,000	Abbey National North America LLC
		4.440% 04/12/06	24,970,000	24,994,000
25,000,000	25,000,000	Abbey National PLC
		4.520% 04/14/06	24,997,750	24,999,500
25,000,000	—	ABN Ambro North America Finance, Inc
		4.560% 04/06/06	24,990,000
—	10,000,000	Alabama Power Co
		4.250% 01/12/06	—	9,989,100
20,000,000	25,000,000	American Express Centurion Bank
		4.750% 05/26/06	19,997,800	25,000,000
18,500,000	—	American Express Centurion Bank
		4.730% 04/21/06	18,499,630	—
—	2,430,000	American Honda Finance, Corp
		4.240% 01/09/06	—	2,428,250

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$29,900,000	$10,000,000	Atlantis One Funding Corp
		4.620%	04/27/06	$29,804,320	$9,936,500
10,000,000	25,000,000	Atlantis One Funding Corp
		4.650%	05/01/06	9,962,700	24,890,750
20,000,000	25,000,000	Bank of Montreal
		4.990%	09/20/06	19,992,000	24,999,500
15,000,000	30,000,000	Barclay’s Bank, PLC
		4.760%	08/30/06	15,000,150	29,998,200
30,000,000	15,000,000	Barclay’s Bank, PLC
		4.750%	05/12/06	29,997,600	14,999,400
5,000,000	—	Barclay’s Bank, PLC
		4.880%	06/12/06	4,999,750	—
—	18,040,000	Becton Dickinson & Co
		4.210%	01/24/06	—	17,994,719
28,000,000	13,100,000	Beta Finance, Inc
		4.550%	04/11/06	27,970,040	13,085,590
20,000,000	11,000,000	Beta Finance, Inc
		4.490%	04/21/06	19,952,000	10,981,190
8,000,000	—	BMW US Capital Corp
		4.710%	05/19/06	7,950,800	—
40,285,000	—	BMW US Capital Corp
		4.670%	05/31/06	39,969,971	—
20,000,000	20,000,000	Calyon
		4.670%	05/12/06	19,996,200	19,997,800
10,000,000	—	Calyon
		4.440%	04/11/06	9,989,400	—
19,080,000	—	Calyon
		4.400%	04/04/06	19,077,520	—
25,000,000	—	Canadian Imperial Holdings, Inc
		4.760%	06/07/06	24,780,250	—
—	10,000,000	Canadian Wheat Board (The)
		4.320%	02/06/06	—	9,959,500
27,600,000	14,000,000	CC (USA), Inc
		4.500%	04/17/06	27,548,388	13,982,920
15,000,000	—	CC (USA), Inc
		4.560%	04/26/06	14,953,950	—
1,375,000	—	CC (USA), Inc
		4.780%	05/30/06	1,364,440	—
13,000,000	40,000,000	Ciesco LP
		4.630%	04/24/06	12,963,600	39,903,200
10,000,000	10,000,000	Ciesco LP
		4.750%	05/19/06	9,938,400	9,936,500
5,220,000	—	Ciesco LP
		4.750%	05/03/06	5,199,120	—
13,000,000	13,000,000	Citigroup Funding Inc
		4.610%	04/25006	12,962,300	12,923,560
37,000,000	37,000,000	Citigroup Funding Inc
		4.730%	05/11/06	36,813,520	36,925,260

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005
Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$—	$24,150,000	Colgate-Palmolive Co
		4.250%	01/06/06	$—	$24,141,306
12,000,000	15,000,000	Corporate Asset Funding Corp, Inc
		4.760%	04/27/06	11,961,600	14,981,700
10,000,000	5,035,000	Corporate Asset Funding Corp, Inc
		4.670%	04/28/06	9,966,700	5,022,815
8,000,000	16,000,000	Corporate Asset Funding Corp, Inc
		4.740%	05/15/06	7,955,040	15,957,440
20,000,000	5,905,000	Corporate Asset Funding Corp, Inc
		4.680%	05/04/06	19,917,400	5,884,982
—	2,020,000	Corporate Asset Funding Corp, Inc
		4.360%	02/17/06	—	2,008,930
25,000,000	50,000,000	Dexia Bank
		4.870%	06/21/06	24,997,750	49,998,000
25,000,000	—	Dexia Bank
		4.900%	06/29/06	24,999,500	—
20,000,000	25,000,000	Deutsche Bank
		4.690%	05/17/06	19,996,200	24,997,000
20,000,000	—	Deutsche Bank
		4.440%	04/03/06	20,000,000	—
21,000,000	20,000,000	Dorada Finance Inc
		4.610%	04/25/06	20,938,470	19,865,600
8,160,000	8,000,000	Dorada Finance Inc
		4.600%	04/26/06	8,134,949	7,980,640
20,000,000	21,500,000	Dorada Finance Inc
		4.640%	04/28/06	19,933,400	21,384,975
12,000,000	13,000,000	Edison Asset Securitization, LLC
		4.740%	04/26/06	11,963,160	12,977,770
7,248,000	7,248,000	Edison Asset Securitization, LLC
		4.420%	04/07/06	7,244,086	7,162,981
20,000,000	20,000,000	Edison Asset Securitization, LLC
		4.630%	05/01/06	19,925,200	19,877,800
10,780,000	—	Edison Asset Securitization, LLC
		4.690%	05/09/06	10,728,040	—
20,000,000	20,000,000	FCAR Owner Trust I
		4.740%	05/10/06	19,901,200	19,915,000
17,000,000	17,000,000	First Tennessee National Bank
		4.650%	05/08/06	16,996,940	16,999,660
10,000,000	—	Gannett Inc
		4.720%	04/26/06	9,969,400	—
21,590,000	21,590,000	General Electric Capital Corp
		4.440%	04/28/06	21,518,753	21,282,342
25,000,000	25,000,000	General Electric Capital Corp
		4.520%	06/28/06	24,709,000	24,435,000
17,000,000	35,000,000	Goldman Sachs Group, LP
		4.810%	11/02/06	16,486,770	34,870,150
30,000,000	29,140,000	Govco Incorporated
		4.450%	04/10/06	29,971,800	29,118,436

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$11,000,000	$10,000,000	Govco Incorporated
		4.500%	04/18/06	$10,978,000	$9,981,700
2,500,000	9,000,000	Govco Incorporated
		4.830%	06/21/06	2,473,100	8,922,420
6,376,000	—	Govco Incorporated
		4.820%	06/19/06	6,309,179	—
25,000,000	20,000,000	Grampian Funding LLC
		4.550%	06/19/06	24,737,500	19,929,600
10,000,000	5,015,000	Grampian Funding LLC
		4.880%	08/11/06	9,820,400	5,002,814
5,000,000	10,000,000	Greyhawk Funding LLC
		4.640%	04/10/06	4,995,300	9,996,300
20,000,000	—	Greyhawk Funding LLC
		4.610%	04/11/06	19,978,600	—
24,800,000	—	Greyhawk Funding LLC
		4.650%	05/01/06	24,707,248	—
13,100,000	25,000,000	Harrier Finance Funding (US) LLC
		4.460%	04/20/06	13,070,263	24,933,500
12,000,000	—	Harrier Finance Funding (US) LLC
		4.740%	05/25/06	11,916,120	—
25,000,000	—	Harrier Finance Funding (US) LLC
		4.630%	05/02/06	24,903,250	—
3,895,000	10,085,000	HBOS Treasury Srvcs Plc
		4.640%	05/16/06	3,872,759	10,033,163
17,565,000	—	HBOS Treasury Srvcs Plc
		4.760%	06/09/06	17,406,739	—
25,000,000	—	HSBC Finance Corporation
		4.540%	04/27/06	24,920,250	—
23,200,000	—	HSBC Finance Corporation
		4.640%	05/01/06	23,113,696	—
40,000,000	31,740,000	Kitty Hawk Funding Corp
		4.700%	04/20/06	39,909,200	31,705,086
10,000,000	10,000,000	Kitty Hawk Funding Corp
		4.780%	05/18/06	9,939,600	9,947,600
20,000,000	25,000,000	Links Finance L.L.C.
		4.730%	05/12/06	19,895,800	24,884,750
11,000,000	25,000,000	Links Finance L.L.C.
		4.770%	06/08/06	10,901,660	24,787,750
14,000,000	—	Links Finance L.L.C.
		4.700%	05/24/06	13,904,100	—
16,403,000	—	Nestle Capital Corp
		4.600%	04/26/062	16,353,135	—
36,000,000	10,000,000	Paccar Financial Corp
		4.450%	04/12/06	35,957,160	9,989,200
2,670,000	13,655,000	Paccar Financial Corp
		4.670%	05/18/06	2,654,033	13,557,913
35,578,000	20,080,000	Park Avenue Receivables Corp
		4.790%	05/23/06	35,337,848	20,021,166

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$—	$10,000,000	Park Avenue Receivables Corp
		4.290%	01/04/06	$—	$9,998,800
10,000,000	10,000,000	Preferred Receivables Funding Corp
		4.670%	05/04/06	9,958,400	9,996,300
5,000,000	15,000,000	Private Export Funding Corporation
		4.400%	04/04/06	4,999,350	14,926,500
11,000,000	5,000,000	Private Export Funding Corporation
		4.720%	06/13/06	10,894,840	4,944,250
14,000,000	9,000,000	Private Export Funding Corporation
		4.660%	07/06/06	13,821,360	8,929,260
5,000,000	19,150,000	Private Export Funding Corporation
		4.530%	05/09/06	4,976,150	19,070,145
15,000,000	—	Private Export Funding Corporation
		4.590%	05/15/06	14,916,450	—
12,250,000	20,000,000	Proctor & Gamble
		4.490%	04/04/06	12,248,408	19,983,200
—	3,500,000	Proctor & Gamble
		4.090%	01/26/06	—	3,490,445
16,527,000	50,000,000	Ranger Funding Company LLC
		4.640%	04/19/06	16,491,632	49,914,500
1,525,000	—	Ranger Funding Company LLC
		4.680%	04/25/06	1,520,532	—
9,440,000	—	Ranger Funding Company LLC
		4.790%	06/12/06	9,350,414	—
8,195,000	—	Ranger Funding Company LLC
		4.760%	05/05/06	8,160,007	—
—	17,000,000	Regions Bank (Alabama)
		4.180%	01/30/06	—	16,998,130
25,000,000	—	Royal Bank of Canada
		4.590%	04/24/06	24,930,750	—
11,000,000	—	Royal Bank of Canada
		4.710%	05/22/06	10,998,020	—
10,680,000	—	Royal Bank of Canada
		4.850%	07/28/06	10,675,194	—
25,000,000	—	Royal Bank of Scotland PLC
		4.420%	04/05/06	24,993,500	—
17,633,000	—	Scaldis Capital LLC
		4.820%	05/30/06	17,497,226	—
20,515,000	—	Scaldis Capital LLC
		4.840%	07/17/06	20,218,763	—
11,960,000	—	Sheffield Receivable Corporation
		4.640%	04/07/06	11,953,542	—
5,000,000	—	Sheffield Receivable Corporation
		4.820%	09/05/06	4,892,200	—
13,245,000	—	Shell International Finance B.V.
		4.620%	05/18/06	13,165,795	—
23,600,000	—	Shell International Finance B.V.
		4.570%	05/02/06	23,509,612	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$13,000,000	$ —	Shell International Finance B.V.
		4.850%	06/30/06	$12,840,624	$—
—	540,000	Sherwin-Williams Co
		4.070%	02/07/06	—	537,732
13,975,000	14,390,000	Sigma Finance Inc
		4.470%	04/05/06	13,971,227	14,374,171
17,000,000	8,000,000	Sigma Finance Inc
		4.610%	05/05/06	16,927,410	7,937,120
—	5,000,000	Sigma Finance Inc
		3.940%	03/01/06	—	4,965,150
—	17,000,000	Sigma Finance Inc
		4.220%	01/31/06	—	16,942,370
—	5,575,000	Sigma Finance Inc
		4.340%	02/27/06	—	5,537,536
4,578,000	6,030,000	Societe Generale North America, Inc
		4.560%	04/03/06	4,578,000	5,974,283
5,500,000	—	Societe Generale North America, Inc
		4.660%	05/08/06	5,474,535	—
10,000,000	—	Societe Generale North America, Inc
		4.830%	10/06/06	9,739,700	—
24,000,000	—	Societe Generale North America, Inc
		4.420%	04/06/06	23,990,400	—
25,000,000	27,600,000	Swedish Export Credit Corp
		4.750%	05/08/06	24,884,250	27,550,596
13,810,000	—	The Stanley Works
		4.640%	05/01/06	13,758,627	—
11,165,000	—	Toronto Dominion Holdings (U.S.)
		4.610%	04/27/06	11,129,607	—
9,935,000	—	Toronto Dominion Holdings (U.S.)
		4.610%	05/01/06	9,898,241	—
9,000,000	—	Toronto Dominion Holdings (U.S.)
		4.740%	06/08/06	8,920,170	—
3,775,000	—	Toronto Dominion Holdings (U.S.)
		4.800%	10/27/06	3,665,034	—
15,000,000	15,000,000	Toyota Motor Credit Corp
		4.640%	10/10/06	15,001,200	15,000,900
12,000,000	24,000,000	UBS Finance, (Delaware) Inc
		4.580%	04/10/06	11,988,840	23,891,280
6,000,000	3,120,000	UBS Finance, (Delaware) Inc
		4.850%	06/30/06	5,928,480	3,079,190
3,120,000	—	UBS Finance, (Delaware) Inc
		4.440%	04/19/06	3,113,417	—
4,560,000	—	UBS Finance, (Delaware) Inc
		4.620%	04/20/06	4,549,786	—
24,400,000	—	UBS Finance, (Delaware) Inc
		4.610%	04/24/06	24,332,412	—
18,910,000	25,000,000	Variable Funding Capital Corporation
		4.450%	04/03/06	18,910,000	24,993,750

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal				Value

2006	2005	Issuer, Current Rate and Maturity Date		2006	2005

				(Unaudited)
$ 6,670,000	$ —	Variable Funding Capital Corporation
		4.780%	05/23/06	$6,624,978	$—
5,000,000	—	Variable Funding Capital Corporation
		4.760%	05/19/06	4,969,000	—
9,800,000	—	Wal-Mart Stores
		4.760%	06/20/06	9,696,806	—
—	5,010,000	Washington Gas Light Co
		4.330%	01/09/06	—	5,006,393
29,000,000	20,000,000	Wells Fargo
		4.770%	05/05/06	28,999,130	19,999,600
4,990,000	—	Wells Fargo
		4.810%	05/22/06	4,990,050	—
15,000,000	19,460,000	Yorktown Capital, LLC
		4.700%	04/18/06	14,970,000	19,457,665
5,265,000	2,625,000	Yorktown Capital, LLC
		4.630%	04/21/06	5,252,364	2,611,893
—	4,066,000	Yorktown Capital, LLC
		4.350%	01/06/06	—	4,064,496

TOTAL COMMERCIAL PAPER
(Cost $1,890,094,585 and $1,340,511,661)				1,890,188,330	1,340,656,583

GOVERNMENT AGENCY BONDS—3.07% and 2.61%
63,080,000	7,030,000	Federal Home Loan Banks
		4.480%	04/17/06	62,965,825	7,027,383
10,412,000	—	Federal Home Loan Banks
		4.630%	05/19/06	10,349,216	—
15,095,000	—	Federal Home Loan Banks
		4.490%	04/19/06	15,063,753	—
8,140,000	—	Federal Home Loan Banks
		4.510%	04/26/06	8,115,824	—
11,122,000	—	Federal Home Loan Banks
		4.580%	05/09/06	11,069,504	—
16,380,000	30,000,000	Federal Home Loan Mortgage Corp
		4.800%	09/12/06	16,017,347	30,000,000
735,000	18,000,000	Federal Home Loan Mortgage Corp
		4.860%	12/01/06	710,150	17,922,240
50,000,000	50,000,000	Federal Home Loan Mortgage Corp
		4.460%	04/13/06	49,935,500	49,839,500
10,000,000	3,840,000	Federal Home Loan Mortgage Corp
		4.670%	04/25/06	9,971,600	3,837,351
26,140,000	—	Federal Home Loan Mortgage Corp
		4.610%	05/16/06	25,992,570	—
65,245,000	—	Federal Home Loan Mortgage Corp
		4.580%	05/01/060	65,005,551	—
14,941,000	—	Federal Home Loan Mortgage Corp
		4.490%	04/18/06	14,912,015	—
8,395,000	37,615,000	Federal National Mortgage Association
		4.790%	08/30/06	8,225,757	37,584,908

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$36,705,000	$23,940,000	Federal National Mortgage Association
		4.410% 04/07/06	$36,685,913	$23,797,557
24,945,000	46,555,000	Federal National Mortgage Association
		4.590% 05/03/06	24,846,966	46,512,169
22,441,000	29,320,000	Federal National Mortgage Association
		4.720% 06/01/06	22,258,580	29,217,380
—	1,766,000	Federal National Mortgage Association
		3.960% 02/15/06	—	1,757,135
—	50,000,000	Federal National Mortgage Association
		4.240% 02/17/06	—	49,737,500
—	3,015,000	Federal National Mortgage Association
		4.110% 02/01/06	—	3,004,809

TOTAL GOVERNMENT AGENCY BONDS
(Cost $382,085,024 and $300,164,529)			382,126,071	300,237,932

TOTAL OTHER
(Cost $2,272,179,609 and $1,640,676,190)			2,272,314,401	1,640,894,515

TOTAL MARKETABLE SECURITIES
(Cost $2,760,174,019 and $2,074,158,205)			2,829,620,099	2,089,557,113

TOTAL INVESTMENTS—100.00%
(Cost $11,298,862,997 and $10,546,969,360)			$12,465,125,579	$11,485,741,406

(1)	The investment has a mortgage payable outstanding, as indicated in Note 5.
(2)	Leasehold interest only.
(3)	Located throughout the U.S.
(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

     As of March 31, 2006, the TIAA Real Estate Account had Total Net Assets in the amount of $11,368,736,840, a 7.8% increase from December 31, 2005. The growth in net assets was primarily due to the increase in the flow of new money into the Account, which includes real estate income, dividends and interest, premiums and transfers into the Account.

     As of March 31, 2006, the Account owned a total of 110 real estate properties (eleven of which were held in joint ventures) representing 75.70% of the Account’s total investment portfolio. The real estate portfolio included 45 office properties (six of which were held in joint ventures), 31 industrial properties (including one joint venture), 24 apartment complexes, 9 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

     During the first quarter of 2006, the Account’s real estate transactional volume was light, which is not uncommon within the real estate industry. Real estate trading activity by the Account tends to be less active early in the year and to increase during the third and fourth quarters. As a result, the Account’s investments in real estate properties (including joint ventures) decreased to 75.70% of Total Investments at March 31, 2006, compared to 80.10% of Total Investments at December 31, 2005. The Account closed two transactions in the first quarter of 2006: the purchase of one industrial property located in Maryland for approximately $34.7 million, and the borrowing of approximately $153 million through a mortgage note payable secured by an office building in Texas which the Account purchased in December 2005.

     The Account’s real estate portfolio is diversified by location and property type and no single property represents more than 4.23% of its Total Investments, or 5.58% of its Total Real Estate Investments, as stated in the attached Statement of Investments. The following charts reflect the diversification of the Account’s Real Estate Assets. All information is based on the value of each property as stated in the Statement of Investments as of March 31, 2006.

Real Estate Assets
Diversification by Market Value

		East	West	South	Midwest	Various*	Foreign**	TOTAL
		(31)	(34)	(34)	(8)	(2)	(1)	(110)

Office	(45)	21.9%	18.2%	13.4%	3.9%	0.0%	3.8%	61.2%
Apartment	(24)	2.2%	6.0%	5.2%	0.0%	0.0%	0.0%	13.4%
Industrial	(31)	3.3%	7.4%	3.7%	2.0%	0.7%	0.0%	17.1%
Retail	(9)	1.5%	1.3%	4.8%	0.0%	0.0%	0.0%	7.6%
Other***	(1)	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	0.7%

TOTAL	(110)	28.9%	32.9%	27.1%	5.9%	1.4%	3.8%	100.0%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.
**	Represents a foreign real estate investment in the United Kingdom
***	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings

				Market	% of Total
		State/	Property	Value	Real Estate	% of Total
Property Name	City	Country	Type	($M) (a)	Portfolio	Investments

1001 Pennsylvania Ave	Washington	DC	Office	526.7(b)	5.58%	4.23%
IDX Tower	Seattle	WA	Office	382.0(c)	4.05%	3.06%
50 Fremont Street	San Francisco	CA	Office	376.0(d)	3.98%	3.02%
1 & 7 Westferry Circus	London	UK	Office	357.7(e)	3.79%	2.87%
Four Oaks Place	Houston	TX	Office	296.2	3.14%	2.38%
99 High Street	Boston	MA	Office	276.2(f)	2.93%	2.22%
Lincoln Centre	Dallas	TX	Office	256.3(g)	2.72%	2.06%
1900 K Street	Washington	DC	Office	241.0	2.55%	1.93%
Ontario Industrial
Portfolio	Ontario	CA	Industrial	234.3(h)	2.48%	1.88%
780 Third Avenue	New York City	NY	Office	233.0	2.47%	1.87%

(a)
Value as reported in the March 31, 2006 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is shown gross of debt; the value of the Account’s interest less leverage is $304.0M.
(c)	This property is shown gross of debt; the value of the Account’s interest less leverage is $228.6M.
(d)	This property is shown gross of debt; the value of the Account’s interest less leverage is $233.1M.
(e)
This property is shown gross of debt; the value of the Account’s interest less leverage is $122.0M. The market value has been converted to U.S dollars from British pounds at the exchange rate as of March 31, 2006.

(f)	This property is shown gross of debt; the value of the Account’s interest less leverage is $91.0M.
(g)	This property is shown gross of debt; the value of the Account’s interest less leverage is $104.3M.
(h)	This property is shown gross of debt; the value of the Account’s interest less leverage is $224.3M.

Top Five Overall Market Exposures

	%	# of	% of Total
Metropolitian Statistical Area	Leased	Investments	Investments

Washington, D.C.-Arlington-Alexandria	97.9	10	10.06
San Francisco-San Mateo-Redwood City	91.5	4	6.01
Los Angeles-Long Beach-Glendale	96.6	7	4.61
Chicago-Naperville-Joliet	83.1	7	4.24
Dallas-Plano-Irving	87.5	4	3.95

     As of March 31, 2006, the Account also held investments in real estate limited partnerships, representing 1.60% of Total Investments, real estate equity securities, representing 4.30% of Total Investments, commercial mortgage-backed securities (CMBS), representing 0.17% of Total Investments, commercial paper representing 15.16% of Total Investments, and government agency bonds, representing 3.07% of Total Investments.

Real Estate Market Outlook In General

     United States real estate markets continued to improve during the first quarter of 2006 along with the overall economy. While real estate market fundamentals have improved over the last several years, real estate values are still subject to cyclical variations impacted by job growth, new construction levels and other factors.

     Payroll employment in the United States grew by 590,000 in the first quarter 2006, as compared with 457,000 in the fourth quarter of 2005. Job growth was broadly based with service-producing sectors experiencing the largest gains. Employment in the Account’s top five metropolitan areas grew at a healthy pace during the first quarter 2006. Of the Account’s five top markets, employment growth was strongest in the Dallas metropolitan area, where employment grew 3.8% during the quarter. In the Washington, D.C. metropolitan area, the Account’s largest exposure, employment grew 2.5% . The Account’s other top markets also experienced employment growth during the first quarter 2006; San Francisco grew by 1.4%, Los Angeles by 1.3%, and Chicago by 1.2%, compared with the overall employment growth of 1.5% for the United States.

     Growth in employment is highly correlated with tenant demand for commercial real estate, though demand for space often lags employment growth due to the nature of the leasing cycle. As reported by the Bureau of Labor Statistics, the United States economy has created 2.1 million jobs during the twelve month period ended March 2006, and employment has had positive growth for 31 consecutive months. Consequently, improvements in commercial real estate market conditions are evident. Torto Wheaton Research, a widely used source of real estate market data, reported that office market vacancies averaged 13.3% in the first quarter 2006, compared with 13.5% in the fourth quarter 2005. In comparison, for the first quarter 2006, the vacancy rate of the Account’s office portfolio was lower than the national average at 10.8% . While office vacancies have now declined for eleven consecutive quarters, the decline in the first quarter 2006 was the smallest since late-2003.

     Conditions in the Account’s top office markets have improved. For example, office vacancies in the Washington, D.C. metropolitan area are well below the national average and have fallen to 8.9% as of first quarter of 2006, compared with 9.3% as of fourth quarter 2005. The office market in the Washington, D.C. metro area has undoubtedly benefited from healthy employment growth in the region. The average vacancy of the Account’s office portfolio in the Washington, D.C. metropolitan area was 2.1% as of first quarter 2006. In San Francisco, vacancies have declined to 12.9% as of first quarter 2006 as compared with 13.1% in the fourth quarter 2005. Similarly, the remaining top five metropolitan areas for the Account (Los Angeles, Chicago and Dallas) have experienced sizeable declines in vacancies over the past year, with average vacancies as of the first quarter 2006 of 11.4%, 16.2% and 23.0%, respectively.

     Through the fourth quarter 2005, industrial market vacancies had declined for six consecutive quarters. However, industrial vacancies were unchanged at 9.8% during the first quarter 2006. Demand for industrial space remained healthy during the first quarter but was matched by new supply. Nonetheless, vacancies declined during the quarter in 34 of the 53 markets tracked by Torto Wheaton. The vacancy rate for the Account’s industrial portfolio averaged 6.0% in the first quarter 2006.

     The Account’s top industrial markets include the nation’s top distribution hubs, such as Riverside and Los Angeles, where vacancies averaged 6.4% and 4.7%, respectively, for the first quarter 2006. Vacancies in Chicago (12.5%), Dallas (12.3%) and Atlanta (12.9%) are higher, but these markets continue to benefit from ongoing growth in U.S. industrial production.

     Apartment market conditions continue to improve. Torto Wheaton reported that vacancy rates in the nation’s largest metropolitan markets averaged 4.6% for the first quarter 2006, compared with 5.0% for the fourth quarter 2005. Apartment markets have benefited from more modest demand for single-family housing, healthy employment growth and condominium conversions, which have taken units out of the rental market. The average vacancy rate for the Account’s apartment portfolio was 2.5% for the first quarter 2006.

     U.S. retail markets remained healthy as well. According to Torto Wheaton, vacancies in neighborhood and community centers averaged 8.1% at the end of the first quarter of 2006, compared with 7.7% at the end of the fourth quarter of 2005. However, there is a seasonal aspect to vacancy rates (stores will stay open through the holiday season in order to maximize sales), and the first quarter 2006 vacancy rate was unchanged compared with the first quarter of 2005. The average vacancy for the Account’s retail portfolio was 3.9%, and, for its neighborhood and community centers, was 4.5% as of first quarter 2006.

     Overall, commercial real estate construction remains at appropriate levels. According to Torto Wheaton Research, office construction nationally is expected to total 40 million square feet in 2006, which is similar to annual average construction of 35 million square feet during 2003-2005, and well below annual average construction of 90 million square feet during the 1999-2002 cyclical peak. Industrial construction is expected to total 170 million square feet nationally in 2006 as compared with an annual average of 235 million square feet during the 1998-2001 cyclical peak. Torto Wheaton expects apartment construction to drop sharply in 2006, with construction of 142,000 units nationally versus 353,000 units in 2005 and 260,000 in 2004. Retail construction is expected to increase to 32.5 million sq. ft. in 2006, up from 23.3 million square feet in 2004. However, Torto Wheaton Research expects retail space absorption to remain strong and the national vacancy rate to increase minimally during the year.

     On balance, economic and property market fundamentals remain solid, and near term prospects appear promising. Employment growth remains solid and has accelerated in many metropolitan areas in recent months. Notwithstanding these considerations, real estate markets are cyclical, and the current positive conditions may not continue in the future. In fact, recent data suggest that improvements in office, industrial, and retail market conditions may be slowing. Apartment market conditions continue to improve but there are concerns that condominiums purchased by speculators and units still owned by converters may eventually be offered for rent. Continued employment growth is needed to maintain fundamentals and sustain demand for all types of commercial real estate.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Performance

     For the three months ended March 31, 2006, the Account’s total net return was 3.21% . This was 169 basis points higher than the return of 1.52% for the three months ended March 31, 2005. The Account’s strong performance in the first quarter 2006 period was primarily due to capital appreciation on the Account’s real estate-related assets, including interests in joint ventures and real estate equity securities, and an increase in interest rates earned on other marketable securities. The Account’s real estate holdings, including its joint venture holdings, which represent 75.70% of the Account’s total portfolio, had a gross total return of 3.59% . Its real estate equity securities, representing 4.30% of the Account’s total investments, had a gross total return of 11.62% . The market value of the Account’s real estate and real estate-related portfolios continued to benefit from robust economic conditions and the substantial amount of liquidity in the capital markets, which continues to be invested into real estate markets by institutional and foreign investors.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, increased by 26% for the three months ended March 31, 2006 compared to the same period in 2005. This was due to 45.32% increase in total net assets, which included a 40.20% increase in real estate and joint ventures holdings.

     The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 81% of the Account’s total investment income (before deducting Account level expenses) during the three months ended March 31, 2006, as compared to 90% for the three month period ended March 31, 2005. The decline is due to the effect of the increase of total net assets, a decline in the total percentage of the Account’s assets held in real estate and joint ventures, and the corresponding growth in non-real estate assets owned by the Account. As of March 31, 2006, the Account held 75.70% of its assets in real estate and joint ventures and 18.23% in non real estate-related marketable securities, compared to 80.46% and 14.50%, respectively, in the same period 2005.

     Gross real estate rental income increased 35% in the three months ended March 31, 2006 compared with the same period in 2005. The increase in real estate income for the three months ended March 31, 2006 was due primarily to the increase in the number of properties owned by the Account. Income from real estate joint ventures and limited partnerships in the three months ended March 31, 2006 was $10,231,748 as compared to $16,201,553 for the same period in 2005. This 37% decrease reflected the fact that several of the properties owned by joint ventures are funding certain expenditures, including capital improvements, within the joint ventures, thereby decreasing joint venture distributions. Interest income on the Account’s interest earning marketable securities for the three months ended March 31, 2006 and 2005 totaled $22,615,133 and $5,874,621, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account. In addition, interest rates earned on these investments were higher during the period ended March 31, 2006. Dividend income on the Account’s investments in real estate equity securities decreased to $3,090,872 from $4,743,394 for the three months ended March 31, 2006 and 2005, respectively.

     Total property level expenses for the three months ended March 31, 2006 and 2005 were $89,097,158 and $61,749,591, respectively. The 44% increase in property level expenses during the three months ended March 31, 2006 was a result of the increased number of properties held in the Account and an increase in the overall leverage of the Account. The interest expense incurred in the first quarter 2006 was $15,920,768, as compared to $8,015,610 for the same period in 2005. Without the interest expense, the increase in property level expenses would have been 36% on a period-to-period comparison, which is relatively equivalent to the increase in real estate assets.

     The Account also incurred expenses for the three months ended March 31, 2006 and 2005 of $6,592,265 and $4,014,442, respectively, for investment advisory services, $8,996,205 and $5,956,858, respectively, for administrative and distribution services and $2,822,385 and $1,876,878, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 55% increase in these expenses is a result of the larger net asset base in the Account and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains on investments of $229,766,395 and $21,210,579 for the three months ended March 31, 2006 and 2005, respectively. The difference is primarily due to the substantial increase in net realized and unrealized gains on the Account’s real estate properties and debt; $114,348,636 compared to $28,176,422 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Account had unrealized gains on joint ventures and limited partnerships of $66,185,795 in the first quarter of 2006, as compared to unrealized gains of $19,510,609 in the same period of 2005. This substantial increase in net realized and unrealized gains is due to the increase in market value of real estate assets owned by the joint ventures and appreciation of the Account’s interests in the limited partnerships. In addition, the Account’s marketable securities posted net realized and unrealized gains of $49,231,964 as of the three months ended March 31, 2006, as compared to net realized and unrealized losses of $26,476,452 for same period in 2005.

     During the three months ended March 31, 2006, the Account had no real estate sales. The $629,643 of realized loss in the three months ended March 31, 2006 was due to post-closing adjustments made in the current period for properties sold in 2005.

Liquidity and Capital Resources

     At March 31, 2006 and December 31, 2005, the Account’s liquid assets (i.e., real estate equity securities, commercial mortgage-backed securities, commercial paper, gov-

ernment agency bonds and cash) had a value of $2,830,577,299 and $2,090,768,483, respectively. The increase in the Account’s liquid assets is primarily due to net positive inflow of transfers and premiums into the Account, which is in response to the strong relative performance of the Account.

     During the three months ended March 31, 2006, the Account received $264,251,599 in premiums and $321,393,415 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while, for the same period in 2005, the Account received $225,790,274 in premiums and $298,766,769 in net participant transfers. The Account’s liquid assets are available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

     The Account, under certain conditions more fully described in the Account’s prospectus, may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net assets

Effects of Inflation and Increased Operating Expenses

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

     In preparing the Account’s financial statements; management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     The Account has limited partnerships interests in various real estate funds (limited partnerships). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded quarterly when the Account’s accounting records are compared to the fund’s financial statements and the Account’s equity values are adjusted.

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

     Mortgage Notes Payable: Commencing in 2005, the Account separately reports mortgage notes payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchases price to the below or above market debt and amortizes the premium or discount over the remaining life of the debt.

     Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transac-

tions. The effect of changes in foreign currency exchange rates on portfolio investments are included in the net realized and unrealized gains and losses on investments. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Account’s real estate and real estate-related investments, which as of March 31, 2006 represented 77.30% of the Account’s investments (not including real estate-related marketable securities), expose the Account to a variety of risks. These risks include, but are not limited to:

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

     As of March 31, 2006, 22.70% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the regis-

trant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2006. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2006.

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

Item 6. EXHIBITS.

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
and Real Estate Research Corporation[5]
	(B)	Custodial Services Agreement by and between TIAA and Morgan
Guaranty Trust Company of New York with respect to the Real Estate
Account (Agreement assigned to Bank of New York, January 1996) [3]
	(C)	Distribution and Administrative Services Agreement by and between
TIAA and TIAA-CREF Individual & Institutional Services, Inc. (as
amended)[2] and the Amendment thereto[6]
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

3 - Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

4 - Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

5 - Previously filed and incorporated herein by reference to the Annual Report of the Account filed on March 15, 2006 (File No. 033-92990).

6 - Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Account’s Registration Statement on Form S-1 filed May 1, 2006 (File No. 333-132582).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 12, 2006

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: May 12, 2006

	By:	/s/ Russell Noles

Russell Noles
Vice President and
Acting Chief Financial Officer