Form 10-Q
period 2006-06-30
TIAA REAL ESTATE ACCOUNT
filed 2006-08-11
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2006

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

               [  ]  Large filer     [  ]  Accelerated filer     [X]  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                 Yes [  ]    No [X]

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF TIAA REAL ESTATE ACCOUNT
JUNE 30, 2006

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2006	December 31, 2005

	(Unaudited)

ASSETS
Investments, at value:
Real estate properties
(cost: $8,467,013,184 and $7,386,769,868)	$9,491,566,609	$7,977,600,751
Real estate joint ventures and limited partnerships
(cost: $1,117,996,240 and $1,086,041,287)	1,607,594,611	1,418,583,542
Marketable securities:
Real estate related
(cost: $531,438,696 and $433,482,015)	584,125,292	448,662,598
Other
(cost: $1,875,041,558 and $1,640,676,190)	1,874,997,180	1,640,894,515
Mortgage loan receivable
(cost: $75,000,000)	75,000,000	—

Total investments
(cost: $12,066,489,678 and $10,546,969,360)	13,633,283,692	11,485,741,406
Cash	142,418,378	1,211,370
Due from investment advisor	16,423,504	7,717,256
Other	205,619,317	190,756,381

TOTAL ASSETS	13,997,744,891	11,685,426,413

LIABILITIES
Mortgage loans payable—Note 5	1,214,965,581	973,502,186
(Principal outstanding: $1,224,556,283 and $941,135,080)
Payable for securities transactions	4,564,958	993,809
Accrued real estate property level expenses	305,754,966	145,789,277
Security deposits held	18,001,715	16,430,039

TOTAL LIABILITIES	1,543,287,220	1,136,715,311

NET ASSETS
Accumulation Fund	12,086,166,207	10,227,655,797
Annuity Fund	368,291,464	321,055,305

TOTAL NET ASSETS	$12,454,457,671	$10,548,711,102

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	46,613,298	42,623,491

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$259.29	$239.95

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)
	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

INVESTMENT INCOME
Real estate income net:
Rental income	$197,334,348	$145,633,320	$386,184,677	$285,712,598

Real estate property level expenses and taxes:
Operating expenses	47,292,424	36,947,719	96,282,898	71,205,870
Real estate taxes	26,982,852	21,962,749	51,168,767	41,438,579
Interest expense	16,763,342	9,482,304	32,684,110	17,497,914

Total real estate property level expenses and taxes	91,038,618	68,392,772	180,135,775	130,142,363

Real estate income, net	106,295,730	77,240,548	206,048,902	155,570,235
Income from real estate joint ventures and limited
partnerships	13,642,202	18,706,861	24,553,167	35,897,681
Interest	29,954,222	11,251,893	52,569,354	17,126,514
Dividends	4,811,864	4,170,430	7,223,519	7,924,557

TOTAL INCOME	154,704,018	111,369,732	290,394,942	216,518,987

Expenses—Note 2:
Investment advisory charges	5,958,340	4,312,907	12,550,605	8,327,349
Administrative and distribution charges	11,010,515	5,970,843	20,006,720	11,927,701
Mortality and expense risk charges	1,652,512	1,457,241	3,540,505	2,752,778
Liquidity guarantee charges	927,841	823,551	1,862,232	1,404,892

TOTAL EXPENSES	19,549,208	12,564,542	37,960,062	24,412,720

INVESTMENT INCOME, NET	135,154,810	98,805,190	252,434,880	192,106,267

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(6,050)	20,030,078	(635,693)	20,013,809
Marketable securities	2,236,929	15,110,869	(2,578,279)	20,064,403

Total realized gain (loss) on investments:	2,230,879	35,140,947	(3,213,972)	40,078,212

Net change in unrealized appreciation
(depreciation) on:
Real estate properties	294,852,148	165,498,449	409,493,184	220,291,140
Real estate joint ventures and limited partnerships	103,907,559	41,014,573	170,093,354	60,525,182
Marketable securities	(13,280,130)	24,513,609	40,767,042	(6,916,377)
Mortgage loans payable	23,899,362	(3,066,525)	24,236,605	(29,666,525)

Net change in unrealized appreciation on
investments and mortgage loans payable	409,378,939	227,960,106	644,590,185	244,233,420

NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS AND
MORTGAGE LOANS PAYABLE	411,609,818	263,101,053	641,376,213	284,311,632

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$546,764,628	$361,906,243	$893,811,093	$476,417,899

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

FROM OPERATIONS
Investment income, net	$135,154,810	$98,805,190	$252,434,880	$192,106,267
Net realized gain (loss) on investments	2,230,879	35,140,947	(3,213,972)	40,078,212
Net change in unrealized appreciation on
investments and mortgage loans payable	409,378,939	227,960,106	644,590,185	244,233,420

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	546,764,628	361,906,243	893,811,093	476,417,899

FROM PARTICIPANT TRANSACTIONS
Premiums	266,744,344	246,067,474	530,995,943	471,857,748
Net transfers from TIAA	41,751,124	55,210,135	100,092,647	91,330,741
Net transfers from CREF Accounts	346,049,773	485,466,880	610,430,314	746,952,115
Net transfers from (to) TIAA-CREF
Institutional Mutual Funds	(4,696,416)	11,355,472	(6,025,065)	12,516,400
Annuity and other periodic payments	(12,949,809)	(8,740,524)	(26,603,840)	(17,590,450)
Withdrawals and death benefits	(97,942,813)	(54,107,707)	(196,954,523)	(106,550,404)

NET INCREASE IN NET ASSETS
RESULTING FROM PARTICIPANT
TRANSACTIONS	538,956,203	735,251,730	1,011,935,476	1,198,516,150

NET INCREASE IN NET ASSETS	1,085,720,831	1,097,157,973	1,905,746,569	1,674,934,049

NET ASSETS
Beginning of period	11,368,736,840	7,823,326,062	10,548,711,102	7,245,549,986

End of period	$12,454,457,671	$8,920,484,035	$12,454,457,671	$8,920,484,035

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

CASH FLOWS FROM OPERATING
ACTIVITIES
Net increase in net assets resulting
from operations	$546,764,628	$361,906,243	$893,811,093	$476,417,899
Adjustments to reconcile net increase
in net assets resulting from operations
to net cash used in operating activities:
Purchase of real estate properties	(904,294,008)	(297,563,731)	(938,986,655)	(315,950,189)
Capital improvements on real
estate properties	(29,659,721)	(14,829,750)	(49,084,038)	(34,379,424)
Proceeds from sale of real estate
properties	—	117,886,588	—	121,711,588
(Increase) decrease in other investments .	341,206,070	(585,934,891)	(354,631,987)	(1,166,699,570)
Increase in mortgage loan receivable	(75,000,000)	—	(75,000,000)	—
Increase in other assets	(34,643,521)	(19,675,968)	(23,569,185)	(17,740,969)
Increase in amounts due to bank	—	—	—	(231,476)
(Decrease) increase in accrued real
estate property level expenses	190,516,570	4,805,920	159,965,693	(4,051,870)
Increase in security deposits held	2,000,298	567,906	1,571,676	706,801
Increase (decrease) in other liabilities	(22,775,523)	(22,162,626)	3,571,148	43,542,636
Net realized (gain) loss
on total investments	(2,230,879)	(35,140,947)	3,213,972	(40,078,212)
Unrealized gain on total investments and
mortgage loans payable	(409,378,939)	(227,960,106)	(644,590,185)	(244,233,420)

NET CASH USED IN
OPERATING ACTIVITIES	(397,495,025)	(718,101,362)	(1,023,728,468)	(1,180,986,206)

CASH FLOWS FROM FINANCING
ACTIVITIES
Mortgage loan acquired	—	—	153,000,000	—
Premiums	266,744,344	246,067,474	530,995,943	471,857,748
Net transfers from TIAA	41,751,124	55,210,135	100,092,647	91,330,741
Net transfers from CREF Accounts	346,049,773	485,466,880	610,430,314	746,952,115
Net transfers from (to) TIAA-CREF
Institutional Mutual Funds	(4,696,416)	11,355,472	(6,025,065)	12,516,400
Annuity and other periodic payments	(12,949,809)	(8,740,524)	(26,603,840)	(17,590,450)
Withdrawals and death benefits	(97,942,813)	(54,107,707)	(196,954,523)	(106,550,404)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	538,956,203	735,251,730	1,164,935,476	1,198,516,150

NET INCREASE IN CASH	141,461,178	17,150,368	141,207,008	17,529,944
CASH
Beginning of period	957,200	379,576	1,211,370	—

End of period	$142,418,378	17,529,944	$142,418,378	$17,529,944

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$17,158,966	9,411,395	$32,760,009	$17,427,005

Debt assumed in acquisition of properties	$112,700,000	$185,000,000	$112,700,000	$185,000,000

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. The independent fiduciary, Real Estate Research Corporation, must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued correctly. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. The independent fiduciary, Real Estate Research Corporation, is appointed by a special subcommittee of TIAA’s Board of Trustees. Real estate properties subject to a mortgage are generally valued as described; the value of the mortgage is appraised independently of the property, and its fair value is reported separately. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Mortgage Loans Receivable: Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

Mortgage Loans Payable: Commencing in 2005, the Account separately reports mortgage loans payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below or above market debt and amortizes the premium or discount over the remaining life of the debt.

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

Accumulation and Annuity Funds: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. Accordingly, a small risk charge is paid by the Account to TIAA to assume these risks.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications did not affect the total assets, total net assets or net increase in net assets previously reported.

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

The expenses for the services noted above that are provided to the Account by TIAA and other related parties are identified in the accompanying statements of operations.

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2035. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2006	$696,917,734
2007	685,693,752
2008	620,072,601
2009	554,266,684
2010	467,771,010
2011 – 2035	1,466,924,613

Total	$4,491,646,394

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures and Limited Partnerships

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. The Account’s allocated portion of the mortgage notes payable is $459,921,721 and $468,664,313 at June 30, 2006 and December 31, 2005, respectively. The Account’s equity in the joint ventures at June 30, 2006 and December 31, 2005 was $1,359,990,226 and $1,222,036,564, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Real estate properties, at value	$3,225,913,892	$2,989,209,293
Other assets	77,041,436	80,768,265

Total assets	$3,302,955,328	$3,069,977,558

Liabilities and Equity
Mortgage notes payable	$852,680,381	$865,828,626
Other liabilities	59,521,020	70,471,251

Total liabilities	912,201,401	936,299,877
Equity	2,390,753,927	2,133,677,681

Total liabilities and equity	$3,302,955,328	$3,069,977,558

	For the Six
	Months Ended	Year Ended
	June 30, 2006	December 31, 2005

	(Unaudited)
Operating Revenues and Expenses
Revenues	$144,413,930	$270,519,206
Expenses	76,588,033	142,782,169

Excess of revenues over expenses	$67,825,897	$127,737,037

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages, which range from 5.27% to 19.75% of the limited partnerships. The Account’s investment in limited partnerships was $247,604,385 and $196,546,978 at June 30, 2006 and December 31, 2005, respectively.

Note 5—Mortgage Loans Payable

At June 30, 2006, the Account had outstanding mortgage balances on the following properties:

	Interest	Amount
Property	Rate Percentage	June 30, 2006	Due

		(Unaudited)
50 Fremont	6.40 paid monthly	135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.24 paid monthly	9,213,265	May 1, 2011
IDX Tower	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly	26,400,000	June 1, 2013
Westferry Circus	5.4003 paid quarterly (a)	248,243,018	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza	5.28 paid monthly	112,700,000	April 11, 2014

Total principal outstanding		$1,224,556,283
Fair value adjustment		(9,590,702)

Total Mortgage Loans Payable		$1,214,965,581

(a)	The mortgage is denominated in British pounds, converted to U.S. dollars at the exchange rate as of the date indicated, and is interest only with a balloon payment at maturity. The interest rate is fixed.

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Six Months
	Ended	Years Ended December 31,
	June 30,
	2006	2005	2004	2003	2002

	(Unaudited)
Per Accumulation Unit data:
Rental income	$8.333	$15.604	$13.422	$15.584	$14.225
Real estate property level expenses and taxes	3.887	7.026	5.331	5.890	4.819

Real estate income, net	4.446	8.578	8.091	9.694	9.406
Income from real estate joint ventures
and limited partnerships	0.500	1.604	1.935	1.379	0.807
Dividends and interest	1.362	1.998	1.406	0.839	1.249

Total income	6.308	12.180	11.432	11.912	11.462
Expense charges(1)	0.819	1.415	1.241	1.365	1.101

Investment income, net	5.489	10.765	10.191	10.547	10.361
Net realized and unrealized gain (loss)
on investments	13.844	18.744	13.314	2.492	(4.621)

Net increase in Accumulation Unit Value	19.333	29.509	23.505	13.039	5.740
Accumulation Unit Value:
Beginning of period	239.953	210.444	186.939	173.900	168.160

End of period	$259.286	$239.953	$210.444	$186.939	$173.900

Total return	8.06%	14.02%	12.57%	7.50%	3.41%
Ratios to Average Net Assets:
Expenses(1)	0.33%	0.63%	0.63%	0.76%	0.67%
Investment income, net	2.22%	4.82%	5.17%	5.87%	5.65%
Portfolio turnover rate:
Real estate properties	0.00%	6.72%	2.32%	5.12%	0.93%
Securities	39.04%	77.63%	143.47%	71.83%	52.08%
Thousands of Accumulation Units
outstanding at end of period	46,613	42,623	33,338	24,724	20,347
Net assets end of period (in thousands)	$12,454,458	$10,548,711	$7,245,550	$4,793,422	$3,675,989

(1)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses and, for the six months ended June 30, 2006, are not annualized. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2006 would be $4.706 ($8.441, $6.572, $7.255 and $5.920 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2005 would be 1.92% (3.78%, 3.33%, 4.04% and 3.61% for the years ended December 31, 2005, 2004, 2003 and 2002, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the	For the
	Six Months	Year
	Ended	Ended
	June 30, 2006	December 31, 2005

	(Unaudited)
Accumulation Units:
Credited for premiums	2,087,006	4,335,121
Credited for transfers, net disbursements and
amounts applied to the Annuity Fund	1,902,801	4,950,773
Outstanding:
Beginning of period	42,623,491	33,337,597

End of period	46,613,298	42,623,491

Note 8—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2006, the Account had outstanding commitments in the total gross amount of $357.6 million to purchase three properties: an office property for $208.2 million which will be subject to approximately $115.0 million in debt, a retail property for $55.7 million which will be subject to approximately $35.0 million in debt, and a retail property for $93.7 million.

In addition, the Account had outstanding commitments to purchase interests in six limited partnerships and to purchase shares in a private real estate equity investment trust, which totaled $366.7 million in the aggregate. As of June 30, 2006, $76.6 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits to which the Account is a party.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005

REAL ESTATE PROPERTIES—69.62% and 69.46%	Value

Location / Description	2006		2005

	(Unaudited)
Alabama:
Inverness Center—Office building	$104,500,000		$98,090,987
Arizona:
Mountain RA Industrial Portfolio—Industrial building	6,300,000		5,754,652
Kierland Apartment Portfolio—Apartments	230,596,665		—
Phoenix Apartment Portfolio—Apartments	178,143,731		—
California:
3 Hutton Centre Drive—Office building	57,000,000		48,349,580
9 Hutton Centre—Office building	28,100,086		26,746,837
50 Fremont—Office building	390,000,000	(1)	373,010,003	(1)
88 Kearny Street—Office building	92,200,000		81,567,474
Cabot Industrial Portfolio—Industrial building	85,300,000		77,000,000
Capitol Place—Office building	50,100,000		48,000,000
Centerside I—Office building	67,100,000		66,000,000
Centre Pointe and Valley View—Industrial building	30,400,000		28,000,000
Eastgate Distribution Center—Industrial building	25,500,000		22,000,000
Embarcadero Center West—Office building	214,000,000		205,965,261
Kenwood Mews—Apartments	33,500,000		30,000,000
Larkspur Courts—Apartments	90,000,000		86,000,000
The Legacy at Westwood—Apartments	110,000,000		100,000,000
Northern CA RA Industrial Portfolio—Industrial building	64,700,351		62,325,024
Ontario Industrial Portfolio—Industrial building	260,426,826	(1)	230,000,000	(1)
Regents Court—Apartments	69,000,000		62,500,000
Southern CA RA Industrial Portfolio—Industrial building	91,500,000		89,017,793
980 9th Street and 1018 8th Street—Office building	168,000,000		159,000,000
Westcreek—Apartments	33,500,000		30,939,671
West Lake North Business Park—Office building	58,800,000		57,600,000
Westwood Marketplace—Shopping center	89,500,000		86,000,000
Wilshire Rodeo Plaza—Office building	196,273,111	(1)	—
Colorado:
The Lodge at Willow Creek—Apartments	38,100,000		34,600,000
The Market at Southpark—Shopping center	35,700,000		34,001,746
Monte Vista—Apartments	25,009,447		24,647,901
Palomino Park—Apartments	181,000,000		176,232,394
Connecticut:
Ten & Twenty Westport Road—Office building	160,000,000		157,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	15,220,016		14,258,555
Florida:
701 Brickell—Office building	216,262,047		201,173,724
4200 West Cypress Street—Office building	40,100,000		36,691,519
The Fairways of Carolina—Apartments	24,500,000		21,100,000
Golfview—Apartments	33,958,986		30,835,506
The Greens at Metrowest—Apartments	21,500,000		18,200,000
Maitland Promenade One—Office building	43,100,000		37,817,891
The North 40 Office Complex—Office building	63,233,789		—
Plantation Grove—Shopping center	14,700,000		13,800,000
Pointe on Tampa Bay—Office building	47,200,000		44,711,876

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
	Value

Location / Description	2006		2005

	(Unaudited)
Florida: (continued)
Quiet Waters at Coquina Lakes—Apartments	$24,500,000		$20,912,293
Royal St. George—Apartments	24,400,000		21,400,000
Sawgrass Office Portfolio—Office building	70,200,000		59,700,000
South Florida Apartment Portfolio—Apartments	63,000,000		56,400,000
Suncrest Village—Shopping center	18,000,000		16,400,000
Urban Centre—Office building	115,114,292		106,007,400
Georgia:
Alexan Buckhead—Apartments	40,000,000		34,800,000
Atlanta Industrial Portfolio—Industrial building	75,008,500		73,825,000
Reserve at Sugarloaf—Apartments	46,600,000	(1)	44,800,000	(1)
Glenridge Walk—Apartments	47,000,000		45,300,000
1050 Lenox Park—Apartments	74,000,000		71,000,000
Shawnee Ridge Industrial Portfolio—Industrial building	44,250,000		44,418,860
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	73,521,322		74,622,731
Chicago Industrial Portfolio—Industrial building	75,812,495		72,000,000
Columbia Centre III—Office building	31,900,000		28,700,000
East North Central RA Industrial Portfolio—Industrial building	36,995,280		37,717,159
Oak Brook Regency Towers—Office building	76,600,000		73,400,000
Parkview Plaza—Office building	55,200,000		54,500,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	63,500,000		58,500,000
Maryland:
Broadlands Business Park—Industrial building	35,000,000		—
FEDEX Distribution Facility—Industrial building	8,600,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	47,500,000		46,470,475
Massachusetts:
99 High Street—Office building	291,500,000	(1)	276,266,900	(1)
Batterymarch Park II—Office building	12,400,000		11,472,283
Needham Corporate Center—Office building	21,200,000		17,143,612
Northeast RA Industrial Portfolio—Industrial building	30,900,000		29,000,000
Nevada:
UPS Distribution Facility—Industrial building	15,000,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	28,200,000		27,500,000
371 Hoes Lane—Office building	14,820,007		11,700,000
Konica Photo Imaging Headquarters—Industrial building	24,800,000		25,300,000
Morris Corporate Center III—Office building	99,000,000		97,400,000
NJ Caleast Industrial Portfolio—Industrial building	42,100,000		42,000,000
Plainsboro Plaza—Shopping center	50,925,004		50,745,252
South River Road Industrial—Industrial building	60,000,000		55,000,000
New York:
780 Third Avenue—Office building	268,000,000		230,000,000
The Colorado—Apartments	90,049,240		85,048,163

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
	Value

Location / Description	2006		2005

	(Unaudited)
Ohio:
Columbus Portfolio—Office building	$23,700,000		$23,000,000
Pennsylvania:
Lincoln Woods—Apartments	36,027,473		35,528,316
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	53,400,000		54,000,000
Summit Distribution Center—Industrial building	26,300,000		25,900,000
Texas:
Butterfield Industrial Park—Industrial building	4,640,000	(2)	4,618,955	(2)
Dallas Industrial Portfolio—Industrial building	146,000,000		146,000,000
Four Oaks Place—Office building	296,007,593		295,239,109
Houston Apartment Portfolio—Apartments	304,421,046		—
Park Place on Turtle Creek—Office building	44,325,666		—
The Caruth—Apartments	61,200,000		61,200,000
The Legends at Chase Oaks—Apartments	29,000,187		28,499,971
Lincoln Centre—Office building	262,000,000	(1)	255,311,299
The Maroneal—Apartments	39,006,323		35,000,000
United Kingdom:
1 & 7 Westferry Circus—Office building	397,875,849	(1)	373,116,817	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	16,600,000		14,700,000
Virginia:
8270 Greensboro Drive—Office building	62,000,000		60,200,000
Ashford Meadows—Apartments	85,646,829		78,904,526
Fairgate at Ballston—Office building	45,400,000		35,300,000
Monument Place—Office building	55,000,000		53,000,000
One Virginia Square—Office building	50,000,000		47,000,000
Washington:
IDX Tower—Office building	382,000,000	(1)	370,000,000	(1)
Northwest RA Industrial Portfolio—Industrial building	19,529,028		19,700,000
Rainier Corporate Park—Industrial building	65,565,420		64,273,372
Regal Logistics Campus—Industrial building	63,200,000		63,103,879
Washington DC:
1001 Pennsylvania Avenue—Office building	535,000,000	(1)	502,993,710	(1)
1015 15th Street—Office building	79,100,000		73,121,166
1900 K Street—Office building	244,000,000		230,000,000
Mazza Gallerie—Shopping center	85,000,000		86,001,109

TOTAL REAL ESTATE PROPERTIES
(Cost $8,467,013,184 and $7,386,769,868)	9,491,566,609		7,977,600,751

OTHER REAL ESTATE RELATED INVESTMENTS—11.79% and 12.35%
REAL ESTATE JOINT VENTURES—9.98% and 10.64%
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	104,048,254		97,142,406
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)	184,384,099		175,578,714
One Boston Place REIT
One Boston Place (50.25% Account Interest)	167,229,279		149,723,498

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Value

Location / Description	2006	2005

(Unaudited)
Storage Portfolio I, LLC
Storage Portfolio(3) (75% Account Interest)	$73,028,196	(4)	$63,237,298	(4)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	95,143,573	93,964,192
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio(3) (60% Account Interest)	69,479,409	(4)	66,871,766	(4)
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	183,521,486	(4)	138,531,366	(4)
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	234,503,353	(4)	208,013,192	(4)
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)	37,935,328	34,032,806
West Dade Associates
Miami International Mall (50% Account Interest)	92,210,904	(4)	82,290,482	(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)	118,506,345	(4)	112,650,844	(4)

TOTAL REAL ESTATE JOINT VENTURE
(Cost $897,689,879 and $888,034,873)	1,359,990,226	1,222,036,564

LIMITED PARTNERSHIPS—1.81% and 1.71%
Cobalt Industrial REIT (11.0132% Account Interest)	20,045,936	8,352,409
Colony Realty Partners, LP (5.27% Account Interest)	24,394,129	13,481,704
Essex Apartment Value Fund, LP (10% Account Interest)	80,587	487,306
Heitman Value Partners, LP (8.43% Account Interest)	9,498,977	8,106,810
Lion Gables Apartment Fund, LP (18.45% Account Interest)	174,519,721	150,000,000
MONY/Transwestern Mezzanine Realty Partners II, LLC
(16.67% Account Interest)	17,260,251	14,142,822
MONY/Transwestern Mezzanine Realty Partners, LP
(19.75% Account Interest)	1,804,784	1,975,927

TOTAL LIMITED PARTNERSHIP
(Cost $220,306,361 and $198,006,414)	247,604,385	196,546,978

TOTAL OTHER REAL ESTATE RELATED INVESTMENTS
(Cost $1,117,996,240 and $1,086,041,287)	1,607,594,611	1,418,583,542

MORTGAGE LOAN RECEIVABLE— 0.55% and 0.00%
Principal

2006	2005	Borrower, Current Rate and Maturity Date

75,000,000	—	Klingle Corporation
6.150% 07/10/11	75,000,000	—

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000,000)	75,000,000	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005

MARKETABLE SECURITIES—18.04% and 18.19%

REAL ESTATE RELATED—4.29% and 3.91%

REAL ESTATE EQUITY SECURITIES—4.09% and 3.72%

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
—	75,000	Aames Investment Corp	$—	$484,500
53,300	—	Acadia Realty Trust	1,260,545	—
86,700	550,000	Affordable Residential Communities	932,025	5,241,500
47,900	—	Alexandria Real Estate Equities, Inc	4,247,772	—
163,585	36,685	AMB Property Corp	8,269,222	1,803,801
30,000	40,000	American Campus Communities	745,500	992,000
—	919,000	American Financial Realty	—	11,028,000
181,000	—	Apartment Investment & Management Co	7,864,450	—
399,200	450,000	Archstone-Smith Trust	20,307,304	18,850,500
100,000	150,000	Ashford Hospitality Trust	1,262,000	1,573,500
33,300	—	Associated Estates Realty Corp	412,920	—
138,300	40,000	Avalonbay Communities Inc	15,298,746	3,570,000
—	150,000	Bimini Mortgage Management-A	—	1,357,500
103,000	—	Biomed Realty Trust Inc	3,083,820	—
211,200	—	Boston Properties Inc	19,092,480	—
29,500	—	Boykin Lodging Company	321,255	—
161,300	—	Brandywine Realty Trust	5,189,021	—
90,100	30,000	BRE Properties	4,955,500	1,364,400
439,400	270,000	Brookfield Properties	14,135,498	7,943,400
105,200	—	Camden Property Trust	7,737,460	—
103,000	194,000	Carramerica Realty Corp	4,588,650	6,718,220
115,000	—	CBL & Associates Properties	4,476,950	—
65,000	424,000	Cedar Shopping Centers Inc	956,800	5,965,680
—	50,000	Centerpoint Properties Trust	—	2,474,000
—	280,000	Cogdell Spencer Inc	—	4,729,200
79,000	—	Colonial Properties Trust	3,902,600	—
70,400	—	Corporate Office Properties	2,962,432	—
90,000	—	Cousins Properties Inc	2,783,700	—
179,000	—	Crescent Real Estate Equity Company	3,322,240	—
—	976,000	Deerfield Triarc Capital Cor	—	13,371,200
204,000	380,000	Developers Diversified Realty	10,644,720	17,867,600
48,600	—	Digital Realty Trust Inc	1,199,934	—
252,100	193,400	Duke Realty Corp	8,861,315	6,459,560
45,000	—	Eastgroup Properties Inc	2,100,600	—
—	1,087,000	ECC Capital Corp	—	2,456,620
49,900	600,000	Education Realty Trust Inc	830,835	7,734,000
89,800	—	Equity Inns Inc	1,487,088	—
38,800	—	Equity Lifestyle Properties	1,700,604	—
697,000	—	Equity Office Properties Trust	25,447,470	—
127,000	—	Equity One Inc	2,654,300	—
545,500	180,000	Equity Residential	24,400,215	7,041,600
41,000	—	Essex Property Trust Inc	4,578,060	—
—	580,577	Extra Space Storage Inc	—	8,940,886

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
93,000	—	Federal Realty Investment Trust	$6,510,000	$—
101,000	—	Felcor Lodging Trust Inc	2,195,740	—
1,159,100	1,367,000	Feldman Mall Properties	12,703,736	16,417,670
41,600	111,600	First Potomac Realty Trust	1,239,264	2,968,560
78,500	—	First Industrial Realty Trust	2,978,290	—
444,700	110,000	General Growth Properties	20,038,182	5,168,900
63,750	—	Glenborough Realty Trust Inc	1,373,175	—
60,300	—	Glimcher Realty Trust	1,496,043	—
73,800	404,800	GMH Communities Trust	972,684	6,278,448
—	348,700	Gramercy Capital Corp	—	7,943,386
—	300,000	Great Wolf Resorts Inc	—	3,093,000
—	562,000	Hersha Hospitality Trust	—	5,063,620
79,300	—	Heritage Property Investment	2,769,156	—
—	150,000	Highland Hospitality Corp	—	1,657,500
95,200	—	Highwoods Properties Inc	3,444,336	—
—	60,000	Hilton Hotels Corp	—	1,446,600
56,000	80,000	Home Properties Inc	3,108,560	3,264,000
—	450,000	Homebanc Corp/Ga	—	3,366,000
127,900	—	Hospitality Properties Trust	5,617,368	—
976,270	—	Host Hotels and Resorts Inc	21,351,025	—
—	300,000	Host Marriott Corp	—	5,685,000
366,700	—	HRPT Properties Trust	4,239,052	—
72,000	—	Innkeepers USA Trust	1,244,160	—
—	300,000	Interstate Hotels & Resorts	—	$1,311,000
—	80,000	Istar Financial Inc	—	2,852,000
—	1,958,000	Jameson Inns Inc	—	4,209,700
—	100,000	JER Investors Trust Inc	—	1,695,000
59,400	—	Kilroy Realty Corp	4,291,650	—
445,900	108,000	Kimco Realty Corp	16,270,891	3,464,640
66,000	426,000	Kite Realty Group Trust	1,028,940	6,590,220
—	300,000	KKR Financial Corp	—	7,197,000
75,000	200,000	Lasalle Hotel Properties	3,472,500	7,344,000
—	120,000	Lexington Corporate Properties Trust	—	2,556,000
157,000	—	Liberty Property Trust	6,939,400	—
—	1,266,660	Lodgian Inc	—	13,591,262
—	200,000	LTC Properties Inc	—	4,206,000
131,600	75,000	Macerich Company/The	9,238,320	5,035,500
110,000	400,000	Mack-Cali Realty Corp	5,051,200	17,280,000
81,000	—	Maguire Properties Inc	2,848,770	—
—	200,000	Medical Properties Trust Inc	—	1,956,000
37,000	—	Mid-America Apartment Comm	2,062,750	—
100,200	40,000	Mills Corp/The	2,680,350	1,677,600
—	100,000	Mission West Properties	—	974,000
—	331,200	Monmouth REIT-CLA	—	2,656,224
—	300,000	Mortgageit Holdings Inc	—	4,098,000
—	130,000	NewCastle Investment Corp	—	3,230,500
185,000	—	New Plan Excel Realty Trust	4,567,650	—
—	100,000	Novastar Financial Inc	—	2,811,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
—	525,000	Origen Financial Inc	$—	$3,738,000
72,000	—	Pan Pacific Retail Properties Trust	4,994,640	—
25,100	328,100	Parkway Properties	1,142,050	13,169,934
62,400	—	Penn Real Estate Investment Trust	2,519,088	—
69,300	—	Post Properties, Inc	3,142,062	—
453,600	400,000	Prologis Trust	23,641,632	18,688,000
37,100	—	PS Business Parks Inc	2,188,900	—
243,700	30,000	Public Storage, Inc	18,496,830	2,031,600
28,500	—	Ramco-Gershenson Properties	767,505	—
—	100,000	RAIT Investment Trust	—	2,592,000
147,000	—	Reckson Associates Realty Corp	6,082,860	—
121,300	236,000	Regency Centers Corp	7,538,795	13,912,200
—	384,000	Republic Property Trust	—	4,608,000
28,600	—	Saul Centers Inc	1,166,308	—
81,700	—	Shurgard Storage Centers-A	5,106,250	—
416,621	305,721	Simon Property Group Inc	34,554,545	23,427,400
80,300	—	SL Green Realty Corp	8,790,441	—
29,100	—	Sovran Self Storage Inc	1,477,989	—
—	350,000	Starwood Hotels & Resorts	—	22,351,000
134,700	—	Strategic Hotel Capital Inc	2,793,678	—
30,900	—	Sun Communities Inc	1,005,177	—
—	303,820	Sunset Financial Resources	—	2,576,394
100,000	—	Sunstone Hotel Investors Inc	2,906,000	—
52,300	—	Tanger Factory Outlet Center	1,692,951	—
86,400	—	Taubman Centers Inc	3,533,760	—
—	111,200	Thomas Properties Group	—	1,391,112
280,000	50,000	Trizec Properties Inc	8,019,200	1,146,000
95,400	—	U-Store-IT Trust	1,799,244	—
250,400	100,000	United Dominion Realty Trust	7,013,704	2,344,000
—	95,000	Ventas Inc	—	3,041,900
263,000	200,000	Vornado Realty Trust	25,655,650	16,694,000
74,500	—	Washington Real Estate Inv	2,734,150	—
159,600	—	Weingarten Realty Investors	6,109,488	—
44,700	—	Winston Hotels Inc	547,575	—
—	944	Windrose Medical Properties	—	14,028

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $504,834,858 and $411,877,936 )			557,167,695	426,781,565

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.20% and 0.19%
Principal

2006	2005	Issuer, Current Rate and Maturity Date

5,000,000	—	Credit Suisse Mortgage
		5.320% 04/15/21	5,001,200	—
10,000,000	10,000,000	GSMS 2001-Rock A2FL
		5.710% 05/03/18	10,204,840	10,217,650
10,000,000	10,000,000	MSDWC 2001-280 A2F
		5.740% 02/03/16	10,149,880	10,061,730

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
1,601,634	1,601,634	Trize 2001—TZHA A3FL
		5.570% 03/15/13	$1,601,677	$1,601,653

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES
(Cost $26,603,838 and $21,604,079)			26,957,597	21,881,033

TOTAL REAL ESTATE RELATED
(Cost $531,438,696 and $433,482,015)			584,125,292	448,662,598

OTHER—13.75% and 14.28%
COMMERCIAL PAPER—10.61% and 11.67%
—	25,000,000	Abbey National North America LLC
		4.440% 04/12/06	—	$24,994,000
20,000,000	—	Abbey National PLC
		5.000% 07/14/06	19,998,000	—
25,000,000	25,000,000	Abbey National PLC
		5.000% 07/18/06	24,996,500	24,999,500
—	10,000,000	Alabama Power Co
		4.250% 01/12/06	—	9,989,100
11,000,000	25,000,000	American Express Centurion Bank
		4.950% 07/06/06	10,999,670	25,000,000
9,000,000	—	American Express Centurion Bank
		5.440% 09/26/06	9,000,900	—
20,000,000	—	American Express Centurion Bank
		5.300% 07/28/06	20,000,400	—
10,000,000	—	American Express Centurion Bank
		5.300% 07/28/06	10,000,200	—
20,000,000	2,430,000	American Honda Finance, Corp
		5.010% 08/03/06	19,908,800	2,428,250
—	10,000,000	Atlantis One Funding Corp
		4.620% 04/27/06	—	9,936,500
—	25,000,000	Atlantis One Funding Corp
		4.650% 05/01/06	—	24,890,750
20,000,000	25,000,000	Bank of Montreal
		4.990% 09/20/06	19,979,000	24,999,500
25,000,000	—	Bank of Montreal
		5.050% 07/13/06	24,998,250	—
15,000,000	30,000,000	Barclay’s Bank, PLC
		5.290% 08/30/06	14,999,550	29,998,200
22,000,000	15,000,000	Barclay’s Bank, PLC
		5.110% 08/14/06	21,993,620	14,999,400
—	18,040,000	Becton Dickinson & Co.
		4.210% 01/24/06	—	17,994,719
20,000,000	13,100,000	Beta Finance, Inc
		4.970% 07/10/06	19,979,200	13,085,590
13,000,000	11,000,000	Beta Finance, Inc
		5.070% 07/25/06	12,957,750	10,981,190
17,000,000	20,000,000	Calyon
		5.070% 07/21/06	16,997,960	19,997,800

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
9,000,000	—	Calyon
		4.960% 07/11/06	$8,989,470	$—
5,375,000	—	Calyon
		4.960% 08/11/06	5,344,201	—
20,000,000	—	Canadian Imperial Holdings, Inc
		5.310% 08/28/06	19,833,600	—
—	10,000,000	Canadian Wheat Board (The)
		4.320% 02/06/06	—	9,959,500
9,150,000	—	Caterpillar Financial Services Corporation
		5.100% 07/05/06	9,147,346	—
17,000,000	14,000,000	CC (USA), Inc
		5.030% 07/10/06	16,982,320	13,982,920
2,153,000	—	CC (USA), Inc
		5.270% 08/24/06	2,136,357	—
5,000,000	—	CC (USA), Inc
		5.010% 07/12/06	4,993,300	—
25,000,000	—	CC (USA), Inc
		5.010% 07/24/06	24,922,500	—
5,000,000	40,000,000	Ciesco LP
		5.020% 07/11/06	4,994,050	39,903,200
10,000,000	10,000,000	Ciesco LP
		5.050% 07/14/06	9,983,700	9,936,500
20,000,000	—	Ciesco LP
		5.330% 08/24/06	19,845,400	—
15,000,000	—	Ciesco LP
		5.320% 09/19/06	14,824,050	—
13,000,000	13,000,000	Citigroup Funding Inc.
		4.980% 07/24006	12,960,090	12,923,560
29,170,000	37,000,000	Citigroup Funding Inc.
		5.030% 07/27/06	29,067,613	36,925,260
—	24,150,000	Colgate-Palmolive Co
		4.250% 01/06/06	—	24,141,306
15,000,000	15,000,000	Corporate Asset Funding Corp, Inc
		5.030% 07/13/06	14,977,800	14,981,700
8,000,000	5,035,000	Corporate Asset Funding Corp, Inc
		5.050% 07/28/06	7,970,400	5,022,815
—	16,000,000	Corporate Asset Funding Corp, Inc
		4.740% 05/15/06	—	15,957,440
—	5,905,000	Corporate Asset Funding Corp, Inc
		4.680% 05/04/06	—	5,884,982
—	2,020,000	Corporate Asset Funding Corp, Inc
		4.360% 02/17/06	—	2,008,930
24,000,000	50,000,000	Dexia Bank
		5.370% 08/29/06	24,001,440	49,998,000
25,000,000	25,000,000	Deutsche Bank
		4.930% 07/05/06	24,999,500	24,997,000
5,000,000	—	Deutsche Bank
		5.050% 07/17/06	4,999,500	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
20,000,000	—	Deutsche Bank
		5.050% 07/12/06	$19,998,800	$—
5,300,000	20,000,000	Dorada Finance Inc
		5.010% 07/10/06	5,294,488	19,865,600
3,085,000	8,000,000	Dorada Finance Inc
		5.010% 07/31/06	3,072,228	7,980,640
25,000,000	21,500,000	Dorada Finance Inc
		5.100% 08/25/06	24,803,000	21,384,975
7,000,000	13,000,000	Edison Asset Securitization, LLC
		5.000% 08/23/06	6,946,870	12,977,770
10,100,000	7,248,000	Edison Asset Securitization, LLC
		5.050% 08/08/06	10,046,066	7,162,981
1,000,000	20,000,000	Edison Asset Securitization, LLC
		5.150% 08/30/06	991,340	19,877,800
21,000,000	—	Edison Asset Securitization, LLC
		5.030% 08/02/06	20,906,550	—
—	20,000,000	FCAR Owner Trust I
		4.740% 05/10/06	—	19,915,000
17,000,000	17,000,000	First Tennessee National Bank
		5.100% 08/07/06	16,995,920	16,999,660
13,650,000	—	Gannett Inc
		5.250% 07/18/06	13,619,970	—
25,000,000	21,590,000	General Electric Capital Corp
		5.030% 08/04/06	24,883,000	21,282,342
—	25,000,000	General Electric Capital Corp
		4.520% 06/28/06	—	24,435,000
17,000,000	35,000,000	Goldman Sachs Group, LP
		4.810% 11/02/06	16,684,820	34,870,150
11,000,000	29,140,000	Govco Incorporated
		4.950% 07/19/06	10,973,930	29,118,436
4,400,000	10,000,000	Govco Incorporated
		5.340% 12/18/06	4,286,304	9,981,700
21,200,000	9,000,000	Govco Incorporated
		5.310% 08/15/06	21,064,956	8,922,420
29,000,000	20,000,000	Grampian Funding LLC
		5.270% 07/05/06	28,978,773	19,929,600
10,000,000	5,015,000	Grampian Funding LLC
		4.960% 09/05/06	9,904,200	5,002,814
10,000,000	—	Grampian Funding LLC
		4.880% 08/11/06	9,942,200	—
1,010,000	—	Grampian Funding LLC
		5.310% 09/15/06	998,759	—
5,000,000	10,000,000	Greyhawk Funding LLC
		4.960% 07/11/06	4,994,050	9,996,300
20,000,000	—	Greenwich Capital Holdings, Inc
		5.340% 10/19/06	19,674,800	—
13,000,000	25,000,000	Harrier Finance Funding (US) LLC
		4.970% 07/12/06	12,982,580	24,933,500

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
7,000,000	—	Harrier Finance Funding (US) LLC
		5.050% 07/14/06	$6,988,590	$—
12,775,000	—	Harrier Finance Funding (US) LLC
		5.020% 07/13/06	12,756,093	—
13,505,000	10,085,000	HBOS Treasury Srvcs Plc
		4.980% 07/19/06	13,473,398	10,033,163
15,000,000	—	HBOS Treasury Srvcs Plc
		5.050% 08/08/06	14,920,800	—
4,270,000	—	HBOS Treasury Srvcs Plc
		5.050% 08/18/06	4,241,007	—
24,000,000	—	HSBC Finance Corporation
		5.030% 07/20/06	23,940,000	—
41,110,000	31,740,000	Kitty Hawk Funding Corp
		5.290% 07/26/06	40,969,815	31,705,086
—	10,000,000	Kitty Hawk Funding Corp
		4.780% 05/18/06	—	9,947,600
4,000,000	25,000,000	Links Finance L.L.C.
		4.940% 07/06/06	3,998,240	24,884,750
—	25,000,000	Links Finance L.L.C.
		4.770% 06/08/06	—	24,787,750
25,000,000	—	McGraw-Hill, Inc
		5.260% 07/28/06	24,908,250	—
32,000,000	—	Merrill Lynch & Company, Inc.
		5.260% 07/06/06	31,985,920	—
48,000,000	—	Morgan Stanley
		5.270% 07/06/06	47,978,880	—
17,000,000	10,000,000	Paccar Financial Corp
		5.040% 08/10/06	16,905,140	9,989,200
10,000,000	13,655,000	Paccar Financial Corp
		5.060% 08/15/06	9,936,700	13,557,913
10,000,000	20,080,000	Park Avenue Receivables Corp
		5.280% 07/26/06	9,965,800	20,021,166
—	10,000,000	Park Avenue Receivables Corp
		4.290% 01/04/06	—	9,998,800
—	10,000,000	Preferred Receivables Funding Corp
		4.670% 05/04/06	—	9,996,300
10,000,000	15,000,000	Private Export Funding Corporation
		4.990% 07/05/06	9,997,100	14,926,500
15,000,000	5,000,000	Private Export Funding Corporation
		5.020% 08/09/06	14,918,100	4,944,250
14,000,000	9,000,000	Private Export Funding Corporation
		4.660% 07/06/06	13,993,840	8,929,260
—	19,150,000	Private Export Funding Corporation
		4.530% 05/09/06	—	19,070,145
—	20,000,000	Proctor & Gamble
		4.490% 04/04/06	—	19,983,200
—	3,500,000	Proctor & Gamble
		4.090% 01/26/06	—	3,490,445

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
9,500,000	—	Rabobank USA Financial Corp
		4.960% 07/13/06	$9,486,130	$—
40,340,000	—	Rabobank USA Financial Corp
		4.970% 09/29/06	39,809,126	—
27,000,000	50,000,000	Ranger Funding Company LLC
		5.330% 08/16/06	26,824,230	49,914,500
—	17,000,000	Regions Bank (Alabama)
		4.180% 01/30/06	—	16,998,130
20,000,000	—	Royal Bank of Canada
		5.170% 09/21/06	19,988,600	—
10,680,000	—	Royal Bank of Canada
		4.850% 07/28/06	10,676,262	—
20,515,000	—	Scaldis Capital LLC
		5.230% 07/17/06	20,472,329	—
10,000,000	—	Scaldis Capital LLC
		5.110% 09/15/06	9,888,700	—
7,175,000	—	Sheffield Receivable Corporation
		5.290% 07/21/06	7,155,843	—
5,000,000	—	Sheffield Receivable Corporation
		4.820% 09/05/06	4,952,100	—
20,000,000	—	Shell International Finance B.V.
		5.000% 07/31/06	19,918,200	—
8,600,000	—	Shell International Finance B.V.
		5.260% 07/03/06	8,596,230	—
—	540,000	Sherwin-Williams Co
		4.070% 02/07/06	—	537,732
8,500,000	14,390,000	Sigma Finance Inc
		5.030% 07/20/06	8,478,580	14,374,171
—	8,000,000	Sigma Finance Inc
		4.610% 05/05/06	—	7,937,120
—	5,000,000	Sigma Finance Inc
		3.940% 03/01/06	—	4,965,150
—	17,000,000	Sigma Finance Inc
		4.220% 01/31/06	—	16,942,370
—	5,575,000	Sigma Finance Inc
		4.340% 02/27/06	—	5,537,536
18,800,000	6,030,000	Societe Generale North America, Inc
		5.030% 08/22/06	18,661,256	5,974,283
10,280,000	—	Societe Generale North America, Inc
		5.010% 09/25/06	10,151,089	—
10,000,000	—	Societe Generale North America, Inc
		4.830% 10/06/06	9,857,600	—
10,021,000	—	Societe Generale North America, Inc
		5.060% 08/23/06	9,945,542	—
20,000,000	—	Suntrust
		5.080% 05/01/07	20,001,000	—
5,000,000	27,600,000	Swedish Export Credit Corp
		5.000% 07/11/06	4,994,150	27,550,596

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
5,000,000	—	Swedish Export Credit Corp
		5.000% 07/12/06	$4,993,400	$—
30,000,000	—	Swedish Export Credit Corp
		5.290% 08/31/06	29,726,942	—
21,000,000	—	Toronto Dominion Bank
		5.180% 09/22/06	20,988,240	—
3,775,000	—	Toronto Dominion Holdings (U.S.)
		4.800% 10/27/06	3,708,900	—
15,000,000	15,000,000	Toyota Motor Credit Corp
		5.090% 10/10/06	15,000,750	15,000,900
—	24,000,000	UBS Finance, (Delaware) Inc
		4.580% 04/10/06	—	23,891,280
—	3,120,000	UBS Finance, (Delaware) Inc
		4.850% 06/30/06	—	3,079,190
15,000,000	25,000,000	Variable Funding Capital Corporation
		4.920% 07/03/06	15,000,000	24,993,750
—	5,010,000	Washington Gas Light Co
		4.330% 01/09/06	—	5,006,393
—	20,000,000	Wells Fargo
		4.770% 05/05/06	—	19,999,600
—	19,460,000	Yorktown Capital, LLC
		4.700% 04/18/06	—	19,457,665
—	2,625,000	Yorktown Capital, LLC
		4.630% 04/21/06	—	2,611,893
—	4,066,000	Yorktown Capital, LLC
		4.350% 01/06/06	—	4,064,496

TOTAL COMMERCIAL PAPER
(Cost $1,447,039,450 and $1,340,511,661)

GOVERNMENT AGENCY BONDS—3.14% and 2.61%
30,000,000	7,030,000	Federal Home Loan Banks
		4.950% 08/18/06	29,801,700	7,027,383
32,260,000	—	Federal Home Loan Banks
		4.900% 07/07/06	32,241,612	—
12,000,000	—	Federal Home Loan Banks
		5.110% 07/19/06	11,972,520	—
50,000,000	—	Federal Home Loan Banks
		5.060% 07/06/06	49,978,500	—
28,535,000	30,000,000	Federal Home Loan Mortgage Corp
		5.180% 08/01/06	28,416,294	30,000,000
16,380,000	18,000,000	Federal Home Loan Mortgage Corp
		4.800% 09/12/06	16,210,958	17,922,240
735,000	50,000,000	Federal Home Loan Mortgage Corp
		4.860% 12/01/06	718,815	49,839,500
13,990,000	3,840,000	Federal Home Loan Mortgage Corp
		4.870% 07/25/06	13,945,932	3,837,351
30,000,000	—	Federal Home Loan Mortgage Corp
		4.965% 07/26/06	29,871,000	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
5,150,000	—	Federal Home Loan Mortgage Corp
		5.020% 11/14/06	$5,049,575	$—
2,070,000	—	Federal Home Loan Mortgage Corp
		4.940% 08/21/06	2,055,427	—
30,555,000	—	Federal Home Loan Mortgage Corp
		4.940% 08/15/06	30,366,170	—
10,000,000	—	Federal Home Loan Mortgage Corp
		4.940% 08/16/06	9,936,800	—
5,740,000	37,615,000	Federal National Mortgage Association
		5.240% 08/16/06	5,703,723	37,584,908
30,345,000	23,940,000	Federal National Mortgage Association
		4.910% 07/11/06	30,310,407	23,797,557
17,710,000	46,555,000	Federal National Mortgage Association
		4.900% 07/21/06	17,664,308	46,512,169
7,405,000	29,320,000	Federal National Mortgage Association
		4.890% 07/26/06	7,380,638	29,217,380
30,000,000	1,766,000	Federal National Mortgage Association
		5.180% 07/24/06	29,896,400	1,757,135
20,000,000	50,000,000	Federal National Mortgage Association
		4.920% 07/19/06	19,954,200	49,737,500
10,000,000	3,015,000	Federal National Mortgage Association
		4.930% 09/01/06	9,912,800	3,004,809
38,577,000	—	Federal National Mortgage Association
		4.950% 08/21/06	38,305,418	—
8,395,000	—	Federal National Mortgage Association
		4.790% 08/30/06	8,325,070	—

TOTAL GOVERNMENT AGENCY BONDS
(Cost $428,002,108 and $300,164,529 )			428,018,267	300,237,932

TOTAL OTHER
(Cost $1,875,041,558 and $1,640,676,190 )			1,874,997,180	1,640,894,515

TOTAL MARKETABLE SECURITIES
(Cost $2,406,480,254 and $2,074,158,205)			2,459,122,472	2,089,557,113

TOTAL INVESTMENTS—100.00%
(Cost $12,066,489,678 and $10,546,969,360)			$13,633,283,692	$11,485,741,406

(1)	The investment has a mortgage payable outstanding, as indicated in Note 5.

(2)	Leasehold interest only.

(3)	Located throughout the U.S.

(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

See notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report.

     As of June 30, 2006, the TIAA Real Estate Account (the “Account”) had Total Net Assets in the amount of $12,454,457,671, an 18.1% increase from December 31, 2005. The growth in net assets continues to be fueled by the strong flow of funds into the Account, which includes real estate income, dividends and interest, premiums and net transfers into the Account.

     As of June 30, 2006, the Account owned a total of 116 real estate properties (eleven of which were held in joint ventures) representing 79.60% of the Account’s total investment portfolio. The real estate portfolio included 48 office properties (six of which were held in joint ventures and one of which was located in London, England), 31 industrial properties (including one held in a joint venture), 27 apartment complexes, 9 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

     The Account was active in the real estate market during the second quarter of 2006, closing on six real estate transactions. As a result, the Account’s investments in real estate properties (including joint ventures) increased to 79.60% of Total Investments at June 30, 2006, compared to 75.70% of Total Investments at March 31, 2006. In addition to real estate purchases, the Account originated its first mortgage loan in the amount of $75 million, secured by an apartment complex located in Washington, D.C. The mortgage has a 5 year term and a floating interest rate.

     The Account’s six real estate acquisitions during the second quarter of 2006 totaled $1,016.9 million. The Account purchased three office buildings located in: Beverly Hills, California for an investment of $196.3 million, subject to $112.7 million in debt; Dallas, Texas for $44.3 million; and Boca Raton, Florida for $63.2 million. The Account also purchased three portfolios of apartments, two located in Phoenix and Scottsdale, Arizona and one in Houston, Texas, for $178.1 million, $230.6 million and $304.4 million, respectively.

     The Account’s real estate portfolio is diversified by location and property type and, at June 30, 2006, no single property represented more than 3.92% of its Total Investments, or 4.93% of its Total Real Estate Investments. The following charts reflect the diversification of the Account’s Real Estate Assets. All information is based on the value of each property as stated in the Statement of Investments as of June 30, 2006.

Real Estate Assets Diversification by Market Value

		East	West	South	Midwest	Various*	Foreign**	TOTAL
		(31)	(37)	(37)	(8)	(2)	(1)	(116)

Office	(48)	20.0%	18.2%	12.9%	3.4%	0.0%	3.7%	58.2%
Apartment	(27)	2.0%	9.1%	7.7%	0.0%	0.0%	0.0%	18.8%
Industrial	(31)	3.1%	6.9%	3.2%	1.7%	0.6%	0.0%	15.5%
Retail	(9)	1.3%	1.1%	4.4%	0.0%	0.0%	0.0%	6.8%
Other***	(1)	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	0.7%

TOTAL	(116)	26.4%	35.3%	28.2%	5.1%	1.3%	3.7%	100.0%

( )	Number of properties in parentheses.
*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.
**	Represents a foreign real estate investment - United Kingdom
***	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings
						% of Total
		State/	Property	Market		Real Estate	% of Total
Property Name	City	Country	Type	Value ($M) (a)		Portfolio	Investments

1001 Pennsylvania Ave	Washington	DC	Office	$535.0	(b)	4.93%	3.92%
1 & 7 Westferry Circus	London	UK	Office	$397.9	(c)	3.67%	2.92%
50 Fremont Street	San Francisco	CA	Office	$390.0	(d)	3.59%	2.86%
IDX Tower	Seattle	WA	Office	$382.0	(e)	3.52%	2.80%
Houston Apartment
Portfolio	Houston	TX	Apartment	$304.4		2.81%	2.23%
Four Oaks Place	Houston	TX	Office	$296.0		2.73%	2.17%
99 High Street	Boston	MA	Office	$291.5	(f)	2.69%	2.14%
780 Third Avenue	New York City	NY	Office	$268.0		2.47%	1.97%
Lincoln Centre	Dallas	TX	Office	$262.0	(g)	2.41%	1.92%
Ontario Industrial
Portfolio	Ontario	CA	Industrial	$260.4	(h)	2.40%	1.91%

(a)	Value as reported in the June 30, 2006 Statement of Investments. Investments owned 100% by the Account are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is shown gross of debt. The value of the Account’s interest less leverage is $321.1 M.

(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $152.0 M. The market value has been converted to U.S. dollars from British pounds at the exchange rate as of June 30, 2006.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $252.7 M.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $234.0 M.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $114.9 M.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $116.5 M.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $250.6 M.

Top Five Overall Market Exposures

	%	# of	% of Total
Metropolitan Statistical Area	Leased	Investments	Investments

Washington D.C.-Arlington-Alexandria	97%	10	9.38%
Los Angeles-Long Beach-Glendale	98%	8	5.82%
San Francisco-San Mateo-Redwood City	94%	4	5.77%
Houston-Bay Town-Sugar Land	96%	3	4.69%
Dallas-Plano-Irving	91%	5	3.98%

     As of June 30, 2006, the Account also held investments in real estate limited partnerships, representing 1.81% of Total Investments, real estate equity securities, representing 4.09% of Total Investments, mortgages, representing 0.55% of Total Investments, commercial mortgage-backed securities (CMBS), representing 0.20% of Total Investments, commercial paper representing 10.61% of Total Investments, and government agency bonds, representing 3.14% of Total Investments.

Real Estate Market Outlook In General

     United States real estate markets and the national economy experienced modest improvement during the second quarter of 2006. Real estate market fundamentals continued to strengthen and the market is healthy, but the rates of improvement in market conditions and the growth of the national economy slowed during the quarter. Still, investor interest and purchases of commercial real estate remained strong and continue to support real estate values. Nonetheless, real estate values can be affected by prospective changes in economic and capital market conditions as well as by changes in real estate supply and demand at the local level.

     Payroll employment in the United States grew by 325,000 in the second quarter of 2006, as compared with an increase of 529,000 in the first quarter of 2006. The largest employment gains were reported by the health care, professional and business services sectors. Financial services, a key office-using sector, saw minimal job growth during the quarter. Employment in the Account’s top five metropolitan areas grew at a healthy pace during the second quarter of 2006. Of the Account’s five top markets, employment growth was strongest in the Dallas metropolitan area, where employment grew 3.6% during the quarter. In the Washington, D.C. metropolitan area, the Account’s largest exposure, employment grew 2.5% . The Account’s other top markets also experienced employment growth during the second quarter of 2006: Houston grew by 2.9%, San Francisco by 1.4%, Los Angeles by 1.2%, and Chicago by 1.2% . The overall employment growth for the United States was 1.4% in the second quarter of 2006.

     Growth in employment is highly correlated with tenant demand for commercial real estate, though demand for space often lags employment growth due to the nature of the leasing cycle. With the United States economy creating 854,000 jobs during the first two quarters of 2006, improvements in commercial real estate market conditions are evident. Torto Wheaton Research, a widely used source of real estate market data, reported that office market vacancies averaged 13.1% in the second quarter of 2006, compared with 13.4% in the first quarter of 2006. In comparison, for the second quarter of 2006, the vacancy rate of the Account’s office portfolio was 10.1%, 3.0% lower than the national average. While office vacancy rates have now declined for twelve consecutive quarters, the declines in the national vacancy rate during the second quarter of 2006 and the first quarter of 2006 were the smallest quarterly declines since late 2003.

     Real estate conditions in the Account’s top office markets have experienced measurable improvement in recent quarters. For example, office vacancies in the Washington, D.C. metropolitan area are well below the national average and stand at 9.2% at the end of the second quarter of 2006; vacancies in the District of Columbia, where the largest concentration of the Account’s investments are located, averaged 6.2% at the end of the second quarter of 2006. In San Francisco, vacancies have declined to 12.5% in the second quarter of 2006 as compared with 12.9% in the first quarter of 2006. Similarly, vacancies in Boston, Los Angeles, and Seattle, which are the Account’s remaining top office markets, have experienced steady declines in vacancies over the past year. Average vacancies in Boston, Los Angeles, and Seattle at the end of the second quarter of 2006 were 13.4%, 10.4% and 10.6%, respectively.

     For the second consecutive quarter, industrial market vacancies in the United States at the end of the second quarter of 2006 were unchanged at 9.9% . While the national vacancy rate was unchanged, Torto Wheaton Research noted that vacancies in the second quarter declined in 30 of the 55 industrial markets that it tracks, and, in addition, noted that, “demand for industrial space is still moving in the right direction”. The vacancy rate for the Account’s industrial portfolio averaged 4.5% in the second quarter of 2006.

     The Account’s top industrial markets include the nation’s top distribution hubs, such as Riverside and Los Angeles, where vacancies averaged 6.8% and 4.7%, respectively, in the second quarter of 2006. Vacancies in Chicago (12.1%) and Dallas (12.2%) were above the national average, but vacancies declined in both markets during the second quarter. Vacancies in Atlanta increased to 13.2% in the second quarter of 2006 from 12.9% in the first quarter of 2006, but have declined from 14.1% in the second quarter of 2005. The vacancy rates at the end of the second quarter for the Account’s industrial portfolios in the Riverside, Los Angeles, Chicago, and Atlanta markets were 0%, 6.0%, 8.3%, and 12.5%, respectively. In Dallas, the Account owns one portfolio of industrial properties, which was 30% vacant at June 30, 2006.

     Apartment market conditions showed modest improvement during the second quarter of 2006. Torto Wheaton Research reported that vacancy rates in the nation’s largest metropolitan markets averaged 4.4% in the second quarter of 2006, compared with 4.5% in the first quarter of 2006. Torto Wheaton noted that “rental apartments continue to benefit from the slowing housing market and expanding employment; however, the pace of improvement has slowed considerably and is likely to slow even more through year-end.” The average vacancy rate for the Account’s apartment portfolio was 2.5% for the second quarter of 2006.

     U.S. retail markets remained relatively healthy during the second quarter of 2006. According to Torto Wheaton Research, vacancies in neighborhood and community centers averaged 8.5% at the end of the second quarter of 2006 versus 8.2% for the first quarter of 2006. Vacancies have now increased for two consecutive quarters, and Torto Wheaton Research believes that “high gas prices and the weak housing market have begun to wear on consumers’ discretionary spending.” Still, vacancies declined in 15 of the 41 retail markets that Torto Wheaton Research tracks. The average vacancy rate for the Account’s retail portfolio was 3.4%, and, for its neighborhood and community centers, was 3.5% at the end of the second quarter of 2006.

     Overall, Torto Wheaton Research believes that commercial real estate construction remains at manageable levels. According to Torto Wheaton Research, office construction nationally is expected to total roughly 55 million square feet in 2006, which is well below the average annual construction of 90 million square feet per year during the 1999-2002 cyclical peak. Industrial construction is expected to total 172 million square feet nationally in 2006 as compared with the average annual construction of 235 million square feet per year during the 1998-2001 cyclical peak. Torto Wheaton Research expects apartment construction to total 220,000 units in 2006, up from 205,000 units in 2005. Nevertheless, Torto Wheaton Research expects apartment vacancies to decline slightly in 2006. Further, Torto Wheaton Research believes that retail construction is expected to total 23 million square feet in 2006, which is virtually the same amount built in 2005. Torto Wheaton Research expects retail vacancies to increase slightly over the remainder of 2006 because of reduced retail space demand as consumer spending weakens.

     On balance, management believes that economic and property market fundamentals remain solid, and near term prospects appear promising. However, real estate markets are cyclical, and current market conditions, while positive, are subject to change in the future. While employment growth remains steady, it moderated during the second quarter of 2006, and a number of economists expect employment growth to remain modest during the balance of 2006. Further, recent data suggest that improvements in office, industrial, and apartment market conditions are slowing. For the retail sector, market conditions remain healthy but vacancies increased during the first half of the year and could increase further if consumer spending continues to be constrained by high gas and energy prices and a softer housing market. Continued employment growth is needed to maintain market fundamentals and sustain demand for all types of commercial real estate.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Performance

     For the six months ended June 30, 2006, the Account’s total net return was 8.06% . This was 209 basis points higher than the return of 5.97% for the six months ending June 30, 2005. The Account’s strong performance in the 2006 period was primarily due to substantial capital appreciation on the Account’s real estate assets, including joint ventures, as well as an increase in interest rates on its marketable securities. The Account’s total net assets grew 40% from June 30, 2005 to June 30, 2006. The primary drivers of this growth were significant net participant transactions and the Account’s realized and unrealized gains on its investments over the last twelve months.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, increased by 31% for the six months ended June 30, 2006 compared to the same period in 2005. This was due to a 40% increase in total net assets, which included a 48% increase in real estate and joint ventures holdings.

     The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 79% of the Account’s total investment income (before deducting Account level expenses) during the six months ended June 30, 2006, as compared to 88% for the six-month period ended June 30, 2005. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper and government bonds. The decline in the percentage of the Account’s total investment income derived from its real estate holdings was primarily due to increased income from its marketable securities and a decline in joint venture income.

     Gross real estate rental income increased 35% in the six months ended June 30, 2006 compared to the same period in 2005. The increase in real estate income for the six months ended June 30, 2006 was due primarily to the increase in the number and size of properties owned by the Account (116 as of June 30, 2006 vs. 104 at June 30, 2005). Income from real estate joint ventures and limited partnerships during the six months ended June 30, 2006 was $24,553,167, as compared to $35,897,681 for the same period in 2005. The 32% decrease was due to the properties owned by the joint ventures hold-

ing more cash in order to fund certain expenditures, including capital improvements, thereby decreasing joint venture distributions. Investment income on the Account’s marketable securities for the six months ended June 30, 2006 and 2005 totaled $59,792,873 and $25,051,071, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account relative to Total Investments, and an increase in market interest rates during the first six months of 2006.

     Total property level expenses for the six months ended June 30, 2006 and 2005 were $180,135,775 and $130,142,363, respectively. The 38% increase in property level expenses during the six months ended June 30, 2006 was a result of the increased number and size of properties held in the Account and interest expense incurred in 2006, due to an increase in the overall leverage on the Account. The interest expense incurred in the six months ended June 30, 2006 was $32,684,110, as compared to $17,497,914 for the same period in 2005. Without the interest expense, the increase in property level expenses would have been 31% on a period-to-period comparison.

     The Account also incurred expenses for the six months ended June 30, 2006 and 2005 of $12,550,605 and $8,327,349, respectively, for investment advisory services, $20,006,720 and $11,927,701 respectively, for administrative and distribution services and $5,402,737 and $4,157,670, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 55% increase in these expenses was a result of the larger net asset base of the Account and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains on investments and mortgage notes payable of $641,376,213 and $284,311,632 for the six months ended June 30, 2006 and 2005, respectively. The difference was primarily due to the substantial increase in net realized and unrealized gains of $408,857,491 compared to $240,304,949 on its real estate properties for the six months ended June 30, 2006 and 2005, respectively. The increase in net realized and unrealized gain on real estate was due to the capital appreciation of real estate assets resulting from the continued inflow of capital into the real estate market from institutional and other investors, which has had the effect of increasing the value of real estate investments. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $170,093,354 for the six months ended June 30, 2006, as compared to unrealized gains of $60,525,182 for the same period in 2005. This difference on a year-to-year comparison reflects the substantial capital appreciation of the properties owned by the joint ventures. The Account’s marketable securities posted substantial net realized and unrealized gains of $38,188,763 for the six months ended June 30, 2006, as compared to $13,148,026 for the same period in 2005. In addition, the net change in unrealized appreciation on the Account’s mortgage loans payable was a gain of $24,236,605 for the six months ended June 30, 2006, as compared to an unrealized loss of $29,666,525 for the same period in 2005. Every quarter the mortgages on the properties owned by the Account are valued. During the six months ended June 30, 2006, the net effect of these valuations was positive due to the increase in market interest rates.

     During the six months ended June 30, 2006, the Account had no real estate sales. The $635,693 of realized loss in the six months ended June 30, 2006 was due to post-closing adjustments made in the current period for properties sold in 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Performance

     For the three months ended June 30, 2006, the Account’s total net return was 4.69% . This was 31 basis points higher than the total net return of 4.38% for the three months ended June 30, 2005 and 148 basis points higher than the total net return of 3.21% for the three months ended March 31, 2006. The Account’s strong performance in the second quarter of 2006 was primarily due to capital appreciation on the Account’s real estate-related assets, including interests in joint ventures and real estate limited partnerships, and an increase in interest earned on marketable securities. The Account’s real estate holdings, including its joint venture holdings, which represented 79.60% of the Account’s total portfolio, had a gross total return of 6.15% . Its real estate limited partnership interests, which represented 1.81% of the Account’s total investments, had a gross total return of 13.92% . The market value of the Account’s real estate and real estate-related portfolios benefited from healthy economic conditions and the continued strengthening of real estate market fundamentals. The substantial amounts of equity available in the capital markets for investment in real estate by institutional and foreign investors continued to drive market values upward, albeit at a marginally slower pace than at the same time last year.

Income and Expenses

     The Account’s net investment income, after deduction of all expenses, increased by 37% for the three months ended June 30, 2006 compared to the same period in 2005.

     The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 78% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2006, as compared to 86% for the three month period ended June 30, 2005. The decline was primarily due to increased income from the Account’s marketable securities and a decrease in joint venture income distributed in the three months ended June 30, 2006.

     Gross real estate rental income increased 36% in the three months ended June 30, 2006 as compared with the same period in 2005. The increase in real estate income for the three months ended June 30, 2006 was due primarily to the increase in the number and size of properties owned by the Account. Income from real estate joint ventures and limited partnerships in the three months ended June 30, 2006 was $13,642,202, as compared to $18,706,861 for the same period in 2005. The 27% decrease was due to the properties owned by the joint ventures holding more cash in order to fund certain expenditures, including capital improvements, thereby decreasing joint venture distributions. Interest income on the Account’s interest earning marketable securities for the three months ended June 30, 2006 and 2005 totaled $29,954,222 and $11,251,893, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account relative to Total Investments during the first six months of 2006. In addition, interest rates earned on these investments were higher during the period ended June 30, 2006. Dividend income on the Account’s investments in real estate equity securities declined slightly to $4,811,864 from $4,170,430 for the three months ended June 30, 2006 and 2005, respectively.

     Total property level expenses for the three months ended June 30, 2006 and 2005 were $91,038,618 and $68,392,772, respectively. The 33% increase in property level expenses during the three months ended June 30, 2006 was a result of the increased number and size of properties held in the Account and an increase in the overall leverage of the Account. The interest expense incurred in the second quarter of 2006 was $16,763,342, as compared to $9,482,304 for the same period in 2005. Without the interest expense, the increase in property level expenses would have been 26% on a period-to-period comparison.

     The Account also incurred expenses for the three months ended June 30, 2006 and 2005 of $5,958,340 and $4,312,907, respectively, for investment advisory services, $11,010,515 and $5,970,843, respectively, for administrative and distribution services and $ 2,580,353 and $2,280,792, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 56% increase in these expenses was a result of the larger net asset base in the Account and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments

     The Account had net realized and unrealized gains on investments and mortgage loans payable of $411,609,818 and $263,101,053 for the three months ended June 30, 2006 and 2005, respectively. The difference was primarily due to the substantial increase in net realized and unrealized gains on the Account’s real estate properties, which totaled $294,846,098 for the three months ended June 30, 2006, as compared to $185,528,527 for the three months ended June 30, 2005. In addition, the Account had unrealized gains on joint ventures and limited partnerships of $103,907,559 in the second quarter of 2006, as compared to unrealized gains of $41,014,573 in the same period of 2005. This substantial increase in unrealized gains was due to the increase in market value of real estate assets owned by the joint ventures and appreciation of the Account’s interests in the limited partnerships. The Account’s marketable securities posted net realized and unrealized losses of $11,043,201 for the three months ended June 30, 2006, as compared to net realized and unrealized gains of $39,624,478 for the same period in 2005. The change was due to a decline in realized gains from sales of marketable securities (to $2,236,929 in the second quarter of 2006 from $15,110,869 in the second quarter of 2005) and an increase in market interest rates during the second quarter of 2006 as compared to the same period in 2005. In addition, the net change in unrealized appreciation on the Account’s mortgage loans payable was a gain of $23,899,362 for the six months ended June 30, 2006 as compared to a loss of $3,066,525 for the same period 2005, due to an increase in market interest rates in 2006.

     During the three months ended June 30, 2006, the Account had no real estate sales. The $6,050 of realized loss in the three months ended June 30, 2006 was due to post-closing adjustments made in the current period for properties sold in 2005.

Liquidity and Capital Resources

     At June 30, 2006 and 2005, the Account’s liquid assets (i.e., real estate equity securities, commercial mortgage-backed securities, commercial paper, government agency bonds and cash) had a value of $2,601,540,850 and $2,247,905,335, respectively. The increase in the Account’s liquid assets was primarily due to the net positive inflow of transfers and premiums into the Account, which management believes was in response to the strong relative performance of the Account.

     During the six months ended June 30, 2006, the Account received $530,995,943 in premiums and $704,497,896 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while, for the same period in 2005, the Account received $471,857,748 in premiums and $850,799,256 in net participant transfers. The Account’s liquid assets are available to purchase additional suitable real estate properties and to meet expense needs and redemption requests (i.e., cash withdrawals, benefits or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet its cash needs, including redemption requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

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

Effects of Inflation and Increased Operating Expenses

     Inflation, along with increased insurance, utilities and security costs, may increase property level operating expenses and real estate taxes in the future. These increases in operating expenses are generally billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. However, depending on how long any vacant space in a property remains unleased or any other contractual restrictions in the existing leases, the Account may not be able to recover the full amount of such increases in operating expenses and /or real estate taxes.

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

     Mortgage Loans Payable: Commencing in 2005, the Account separately reports mortgage loans payable at estimated market value. Estimated market values are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below or above market debt and amortizes the premium or discount over the remaining life of the debt.

     Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of changes in foreign currency exchange rates on portfolio investments are included in the net realized and unrealized gains and losses on investments. Net realized gains and losses on foreign currency transactions include maturities of forward for-

eign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Forward-Looking Statements

     Some statements in this report which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Forward-looking statements involve risks and uncertainties, some of which are referenced below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

     Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Account’s real estate and real estate-related investments, which as of June 30, 2006 represented 81.96% of the Account’s investments (not including real estate-related marketable securities), expose the Account to a variety of risks. These risks include, but are not limited to:

  General Real Estate Risk — The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, and changing supply and demand for certain types of properties;

  Appraisal Risk — The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might dif- fer substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;

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

  Foreign Currency Risk — The value of the Account’s foreign investments, related debt or rental income can increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

     As of June 30, 2006, 18.04% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

     In addition, mortgage-backed securities are subject to prepayment risk or extension risk — i.e., the risk that borrowers will repay the loans early or later than anticipated. If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

     In addition to these risks, real estate equity securities and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that informa-

tion required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2006. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2006.

     (b) Changes in internal controls over financial reporting. There have been no changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings that the Account is a party to, or to which the Account’s assets are subject.

Item 1A. RISK FACTORS.

     Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

(3)	(A)	Charter of TIAA (as amended)[1]

	(B)	Bylaws of TIAA (as amended)[1]

(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3], Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]

	(B)	Forms of Income-Paying Contracts[3]

(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation[5]

	(B)	Custodial Services Agreement, dated as of June 1, 1995, by and between TIAA and Morgan Guaranty Trust Company of New York on behalf of the Real Estate Account (Agreement assigned to Bank of New York, January 1996)[3]

	(C)	Distribution and Administrative Services Agreement, dated September 29, 1995, by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc.[3] (as amended effective as of May 1, 2005)[4] and as amended, effective April 28, 2006[6]

(31)	Rule 13a-15(e)/15d-15(e) Certifications

(32)	Section 1350 Certifications

1 - Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

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

5 - Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report of the Account filed on March 15, 2006 (File No. 033-92990).

6 - Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2006 (File No. 333-132580).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2006

TIAA REAL ESTATE ACCOUNT

	By:		TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

	By:		/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: August 11, 2006

		By:	/s/ Georganne C. Proctor

Georganne C. Proctor
Executive Vice President and
Chief Financial Officer