Form 10-Q
period 2006-09-30
TIAA REAL ESTATE ACCOUNT
filed 2006-11-14
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________________ to ________________________

Commission File Numbers 33-92990, 333-13477, 333-22809, 333-59778, 333-83964,
333-113602, 333-121493, and 333-132580

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
(Check one):
                     [_]  Large accelerated filer            [_]  Accelerated filer           [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     Yes [_]           No [X]

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
OF TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2006

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
	September 30, 2006	December 31, 2005

	(Unaudited)

ASSETS
Investments, at value:
Real estate properties
(cost: $8,800,583,579 and $7,355,496,863)	$9,973,172,943	$7,977,600,751
Real estate joint ventures and limited partnerships
(cost: $1,136,855,199 and $1,086,041,287)	1,658,866,291	1,418,583,542
Marketable securities:
Real estate-related
(cost: $580,719,465 and $433,482,015)	675,633,622	448,662,598
Other
(cost: $2,538,999,164 and $1,640,676,190)	2,539,284,887	1,640,894,515
Mortgage loans receivable
(cost: $75,000,000)	75,000,000	—

Total investments
(cost: $13,132,157,407 and $10,515,696,355)	14,921,957,743	11,485,741,406
Cash	4,186,786	1,211,370
Due from investment advisor	13,984,064	7,717,256
Other	243,519,758	190,756,381

TOTAL ASSETS	15,183,648,351	11,685,426,413

LIABILITIES
Mortgage loans payable—Note 5	1,368,966,357	973,502,186
(principal outstanding: $1,365,190,919 and $941,135,080)
Payable for securities transactions	6,705,688	993,809
Accrued real estate property level expenses	194,848,366	145,789,277
Security deposits held	18,294,103	16,430,039

TOTAL LIABILITIES	1,588,814,514	1,136,715,311

NET ASSETS
Accumulation Fund	13,194,999,012	10,227,655,797
Annuity Fund	399,834,825	321,055,305

TOTAL NET ASSETS	$13,594,833,837	$10,548,711,102

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	49,203,860	42,623,491

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$268.17	$239.95

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

INVESTMENT INCOME
Real estate income, net:
Rental income	$223,015,930	$159,904,798	$609,200,607	$445,617,396

Real estate property level expenses and taxes:
Operating expenses	54,076,833	38,176,073	150,359,730	109,381,943
Real estate taxes	30,310,754	23,325,516	81,479,521	64,764,095
Interest expense	18,081,456	10,220,655	50,765,565	27,718,569

Total real estate property level expenses and taxes	102,469,043	71,722,244	282,604,816	201,864,607

Real estate income, net	120,546,887	88,182,554	326,595,791	243,752,789
Income from real estate joint ventures and limited
partnerships	40,173,452	19,568,393	64,458,073	55,612,312
Interest	32,013,242	17,070,099	84,582,597	34,196,613
Dividends	3,282,089	4,364,810	10,505,607	12,289,367

TOTAL INCOME	196,015,670	129,185,856	486,142,068	345,851,081

Expenses—Note 2:
Investment advisory charges	7,687,795	5,195,916	20,238,400	13,523,265
Administrative and distribution charges	13,055,491	7,590,274	33,062,211	19,517,975
Mortality and expense risk charges	1,644,357	1,648,921	5,184,861	4,401,699
Liquidity guarantee charges	972,795	872,223	2,835,028	2,277,115

TOTAL EXPENSES	23,360,438	15,307,334	61,320,500	39,720,054

INVESTMENT INCOME, NET	172,655,232	113,878,522	424,821,568	306,131,027

NET REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	61,997,788	13,966,196	61,362,095	33,980,005
Marketable securities	5,251,755	10,871,193	2,942,022	30,789,358

Total realized gain on investments:	67,249,543	24,837,389	64,304,117	64,769,363

Net change in unrealized appreciation
(depreciation) on:
Real estate properties	162,445,152	204,604,090	571,938,335	424,895,230
Real estate joint ventures and limited partnerships	10,993,671	62,570,272	181,087,025	123,095,454
Marketable securities	41,871,470	(13,853,060)	82,638,512	(20,769,437)
Mortgage loans payable	(15,156,423)	(10,104,415)	9,080,182	(39,770,940)

Net change in unrealized appreciation on
investments and mortgage loans payable	200,153,870	243,216,887	844,744,054	487,450,307

NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS AND
MORTGAGE LOANS PAYABLE	267,403,413	268,054,276	909,048,171	552,219,670

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$440,058,645	$381,932,798	$1,333,869,739	$858,350,697

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

FROM OPERATIONS
Investment income, net	$172,655,232	$113,878,522	$424,821,568	$306,131,027
Net realized gain on investments	67,249,543	24,837,389	64,304,117	64,769,363
Net change in unrealized appreciation on
investments and mortgage loans payable	200,153,870	243,216,887	844,744,054	487,450,307

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	440,058,645	381,932,798	1,333,869,739	858,350,697

FROM PARTICIPANT TRANSACTIONS
Premiums	269,925,133	243,324,089	800,921,075	715,181,837
Net transfers from TIAA	66,861,292	41,630,704	166,953,939	132,961,445
Net transfers from CREF Accounts	461,228,155	313,232,998	1,071,658,469	1,060,185,113
Net transfers from TIAA-CREF
Institutional Mutual Funds	16,003,362	1,934,309	9,978,296	14,450,709
Annuity and other periodic payments	(14,067,889)	(9,925,405)	(40,671,728)	(27,515,855)
Withdrawals and death benefits	(99,632,532)	(68,918,972)	(296,587,055)	(175,469,376)

NET INCREASE IN NET ASSETS
RESULTING FROM PARTICIPANT
TRANSACTIONS	700,317,521	521,277,723	1,712,252,996	1,719,793,873

NET INCREASE IN NET ASSETS	1,140,376,166	903,210,521	3,046,122,735	2,578,144,570

NET ASSETS
Beginning of period	12,454,457,671	8,920,484,035	10,548,711,102	7,245,549,986

End of period	$13,594,833,837	$9,823,694,556	$13,594,833,837	$9,823,694,556

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

CASH FLOWS FROM OPERATING
ACTIVITIES
Net increase in net assets resulting
from operations	$440,058,645	$381,932,798	$1,333,869,739	$858,350,697
Adjustments to reconcile net increase
in net assets resulting from operations
to net cash used in operating activities:
Purchase of real estate properties	(316,699,126)	(524,558,982)	(1,255,685,781)	(840,509,171)
Capital improvements on real
estate properties	(35,953,796)	(26,091,870)	(88,747,063)	(52,737,528)
Proceeds from sale of real estate
properties	234,440,000	112,664,207	234,440,000	234,375,795
Increase in other investments	(748,932,012)	(213,805,870)	(1,099,493,593)	(1,388,299,420)
Increase in mortgage loans receivable	—	—	(75,000,000)	—
Increase in other assets	(35,460,999)	(16,091,455)	(59,030,183)	(33,832,424)
Increase in amounts due to bank	—	—	—	(231,476)
(Decrease) increase in accrued real
estate property level expenses	(110,906,601)	34,137,957	49,059,092	30,086,087
Increase in security deposits held	292,388	898,249	1,864,064	1,605,050
Increase (decrease) in other liabilities	2,140,731	(16,443,838)	5,711,877	27,098,798
Net realized gain on investments	(67,249,543)	(24,837,389)	(64,304,117)	(64,769,363)
Unrealized gain on investments and
mortgage loans payable	(200,153,870)	(243,216,887)	(844,744,054)	(487,450,307)

NET CASH USED IN
OPERATING ACTIVITIES	(838,424,183)	(535,413,080)	(1,862,060,019)	(1,716,313,262)

CASH FLOWS FROM FINANCING
ACTIVITIES
Mortgage loans payable acquired	—	—	153,000,000	—
Principal payments on mortgage
loans payable	(124,930)	(42,304)	(217,561)	(128,328)
Premiums	269,925,133	243,324,089	800,921,075	715,181,837
Net transfers from TIAA	66,861,292	41,630,704	166,953,939	132,961,445
Net transfers from CREF Accounts	461,228,155	313,232,998	1,071,658,469	1,060,185,113
Net transfers from TIAA-CREF
Institutional Mutual Funds	16,003,362	1,934,309	9,978,296	14,450,709
Annuity and other periodic payments	(14,067,889)	(9,925,405)	(40,671,728)	(27,515,855)
Withdrawals and death benefits	(99,632,532)	(68,918,972)	(296,587,055)	(175,469,376)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	700,192,591	521,235,419	1,865,035,435	1,719,665,545

NET INCREASE (DECREASE) IN CASH	(138,231,592)	(14,177,661)	2,975,416	3,352,283
CASH
Beginning of period	142,418,378	17,529,944	1,211,370	—

End of period	$4,186,786	3,352,283	$4,186,786	$3,352,283

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$16,502,547	10,571,290	$49,262,556	$27,998,295

Debt assumed in acquisition of properties	$141,250,559	26,400,000	$253,950,559	$211,400,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 1—Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in limited partnerships and owns real estate joint ventures in which the Account does not hold a controlling interest. Such joint ventures are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The financial statements were prepared in accordance with U.S. generally accepted accounting principles which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, independent appraisers value each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs a valuation review of each real estate property on a quarterly basis and updates the property value if it believes that the value of the property has changed since the previous valuation review or appraisal. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued correctly. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. Real estate properties subject to a mortgage are generally valued as described; the value of the mortgage is appraised independently of the property, and its fair value is reported separately. The independent fiduciary reviews and approves any such valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value to calculate the Account’s net asset value until the next valuation review or appraisal.

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

Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and lim-

ited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

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

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of changes in foreign currency exchange rates on portfolio investments is included in the net realized and unrealized gains and losses on investments. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private REIT (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments and distributions from the investments are treated as either income or return of capital as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded quarterly when the Account’s accounting records are compared to the financial statements of the limited partnerships.

Income from real estate joint ventures is recorded based on the Account’s proportional interest in the income earned by the joint venture.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not affect the total assets, total net assets or net increase in net assets previously reported.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2035. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,

2006	$684,558,928
2007	713,389,196
2008	652,939,740
2009	581,977,204
2010	493,366,005
2011 – 2035	1,621,175,170

Total	$4,747,406,243

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures and Limited Partnerships

The Account owns several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At September 30, 2006, the Account held 11 joint venture investments with ownership interest percentages that ranged from 50% to 75%. The Account’s allocated portion of the mortgage notes payable was $464,360,467 and $468,664,313 at September 30, 2006 and December 31, 2005, respectively. The Account’s equity in the joint ventures at September 30, 2006 and December 31, 2005 was $1,396,127,576 and $1,222,036,564, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Real estate properties, at value	$3,289,658,446	$2,989,209,293
Other assets	78,650,241	80,768,265

Total assets	$3,368,308,687	$3,069,977,558

Liabilities and Equity
Mortgage notes payable	$861,633,844	$865,828,626
Other liabilities	51,893,803	70,471,251

Total liabilities	913,527,647	936,299,877
Equity	2,454,781,040	2,133,677,681

Total liabilities and equity	$3,368,308,687	$3,069,977,558

	For the Nine
	Months Ended	Year Ended
	September 30, 2006	December 31, 2005

	(Unaudited)
Operating Revenues and Expenses
Revenues	$217,788,410	$270,519,206
Expenses	116,310,323	142,782,169

Excess of revenues over expenses	$101,478,087	$127,737,037

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At September 30, 2006, the Account held seven limited partnership investments with ownership interest percentages that ranged from 5.27% to 19.75% . The Account’s investment in limited partnerships was $262,738,715 and $196,546,978 at September 30, 2006 and December 31, 2005, respectively.

Note 5—Mortgage Loans Payable

At September 30, 2006, the Account had outstanding mortgage balances on the following properties:

	Interest		Amount
Property	Rate Percentage		September 30, 2006	Due

			(Unaudited)
50 Fremont	6.40	paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.24	paid monthly	8,544,271	May 1, 2011
IDX Tower	6.40	paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40	paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245	paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49	paid monthly	26,320,808	June 1, 2013
Westferry Circus	5.4003	paid quarterly(a)	250,723,826	November 15, 2012
Lincoln Centre	5.51	paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza	5.28	paid monthly	111,373,476	April 11, 2014
1401 H Street	5.97	paid monthly	114,358,668	December 7, 2014
South Frisco Village	5.85	paid monthly	25,869,870	June 1, 2013

Total principal outstanding			$1,365,190,919
Fair value adjustment			3,775,438

Total Mortgage Loans Payable			$1,368,966,357

(a)	The mortgage is denominated in British pounds, converted to U.S. dollars at the exchange rate as of the date indicated, and is interest only with a balloon payment at maturity. The interest rate is fixed.

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Nine Months
	Ended	Years Ended December 31,
	September 30,
	2006	2005	2004	2003	2002

	(Unaudited)
Per Accumulation Unit data:
Rental income	$12.011	$15.604	$13.422	$15.584	$14.225
Real estate property level expenses and taxes	5.572	7.026	5.331	5.890	4.819

Real estate income, net	6.439	8.578	8.091	9.694	9.406
Income from real estate joint ventures
and limited partnerships	1.271	1.604	1.935	1.379	0.807
Dividends and interest	1.875	1.998	1.406	0.839	1.249

Total income	9.585	12.180	11.432	11.912	11.462
Expense charges(1)	1.209	1.415	1.241	1.365	1.101

Investment income, net	8.376	10.765	10.191	10.547	10.361
Net realized and unrealized gain (loss)
on investments	19.842	18.744	13.314	2.492	(4.621)

Net increase in Accumulation Unit Value	28.218	29.509	23.505	13.039	5.740
Accumulation Unit Value:
Beginning of period	239.953	210.444	186.939	173.900	168.160

End of period	$268.171	$239.953	$210.444	$186.939	$173.900

Total return	11.76%	14.02%	12.57%	7.50%	3.41%
Ratios to Average Net Assets:
Expenses(1)	0.51%	0.63%	0.63%	0.76%	0.67%
Investment income, net	3.56%	4.82%	5.17%	5.87%	5.65%

Portfolio turnover rate:
Real estate properties	2.29%	6.72%	2.32%	5.12%	0.93%
Securities	43.60%	77.63%	143.47%	71.83%	52.08%
Thousands of Accumulation Units
outstanding at end of period	49,204	42,623	33,338	24,724	20,347
Net assets end of period (in millions)	$13,595	$10,549	$7,246	$4,793	$3,676

(1)	Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses and, for the nine months ended September 30, 2006, are not annualized. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2006 would be $6.781 ($8.441, $6.572, $7.255 and $5.920 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2005 would be 2.884% (3.78%, 3.33%, 4.04% and 3.61% for the years ended December 31, 2005, 2004, 2003 and 2002, respectively).

Note 7—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows:
	For the	For the
	Nine Months	Year
	Ended	Ended
	September 30, 2006	December 31, 2005

	(Unaudited)
Accumulation Units:
Credited for premiums	3,072,892	4,335,121
Credited for transfers, net disbursements and
amounts applied to the Annuity Fund	3,507,477	4,950,773
Outstanding:
Beginning of period	42,623,491	33,337,597

End of period	49,203,860	42,623,491

Note 8—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties and other investments. As of September 30, 2006, the Account had outstanding commitments in the total gross amount of $376.7 million to purchase four properties.

In addition, the Account had outstanding commitments to purchase interests in six limited partnerships and to purchase shares in a private real estate equity investment trust, which totaled $366.7 million in the aggregate at their inception. As of September 30, 2006, $56.4 million remained to be funded under these commitments.

In the ordinary course of business, the Account provides limited guarantees or indemnifications to facilitate certain transactions; however, the Account does not expect any future performance that might be required under the contractual arrangements, either individually or in the aggregate, to have a material impact on the Account.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits to which the Account is a party.

Note 9—New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this guidance effective January 1, 2008. The Account is currently assessing the impact of SFAS No. 157 on the Account’s financial position and results of operations.

Note 10—Subsequent Event

The Account made a commitment in November 2006 to purchase a non-controlling, 85% interest in a joint venture that was formed to acquire a portfolio of existing retail properties, which are located predominately in the Southeastern United States. The Account’s equity investment in the joint venture will be approximately $1.1 billion, and the acquisition of this portfolio by the joint venture is expected to close in the first quarter of 2007.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

REAL ESTATE PROPERTIES—66.83% and 69.46%	Value

Location / Description	2006		2005

	(Unaudited)
Alabama:
Inverness Center—Office building	$112,000,000		$98,090,987
Arizona:
Mountain RA Industrial Portfolio—Industrial building	6,450,000		5,754,652
Kierland Apartment Portfolio—Apartments	230,596,665		—
Phoenix Apartment Portfolio—Apartments	178,143,731		—
California:
3 Hutton Centre Drive—Office building	59,011,855		48,349,580
9 Hutton Centre—Office building	28,100,000		26,746,837
50 Fremont—Office building	414,000,000	(1)	373,010,003	(1)
88 Kearny Street—Office building	92,353,859		81,567,474
980 9th Street and 1010 8th Street—Office building	167,999,999		159,000,000
Cabot Industrial Portfolio—Industrial building	85,300,000		77,000,000
Capitol Place—Office building	50,617,292		48,000,000
Centerside I—Office building	67,400,000		66,000,000
Centre Pointe and Valley View—Industrial building	32,300,000		28,000,000
Eastgate Distribution Center—Industrial building	25,500,000		22,000,000
Embarcadero Center West—Office building	226,700,000		205,965,261
Kenwood Mews—Apartments	36,000,000		30,000,000
Larkspur Courts—Apartments	92,000,000		86,000,000
The Legacy at Westwood—Apartments	110,182,393		100,000,000
Northern CA RA Industrial Portfolio—Industrial building	71,320,956		62,325,024
Ontario Industrial Portfolio—Industrial building	260,352,802	(1)	230,000,000	(1)
Regents Court—Apartments	68,500,000		62,500,000
Southern CA RA Industrial Portfolio—Industrial building	95,004,980		89,017,793
Weber Distribution—Industrial building	20,608,357		—
Wellpoint—Office building	48,205,041		—
Westcreek—Apartments	34,087,368		30,939,671
West Lake North Business Park—Office building	60,500,000		57,600,000
Westwood Marketplace—Shopping center	91,487,250		86,000,000
Wilshire Rodeo Plaza—Office building	194,948,465	(1)	—
Colorado:
The Lodge at Willow Creek—Apartments	39,005,252		34,600,000
The Market at Southpark—Shopping center	35,700,000		34,001,746
Monte Vista—Apartments	—		24,647,901
Palomino Park—Apartments	184,003,305		176,232,394
Connecticut:
Ten & Twenty Westport Road—Office building	169,000,000		157,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	15,814,139		14,258,555
Florida:
701 Brickell—Office building	230,575,882		201,173,724
4200 West Cypress Street—Office building	40,900,000		36,691,519
The Fairways of Carolina—Apartments	24,700,000		21,100,000
Golfview—Apartments	37,110,000		30,835,506
The Greens at Metrowest—Apartments	20,800,000		18,200,000
Maitland Promenade One—Office building	44,100,000		37,817,891
The North 40 Office Complex—Office building	63,275,789		—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

	Value

Location / Description	2006		2005

	(Unaudited)
Florida: (continued)
Plantation Grove—Shopping center	$15,000,000		$13,800,000
Pointe on Tampa Bay—Office building	49,810,250		44,711,876
Quiet Waters at Coquina Lakes—Apartments	24,500,000		20,912,293
Royal St. George—Apartments	25,000,000		21,400,000
Sawgrass Office Portfolio—Office building	71,000,000		59,700,000
South Florida Apartment Portfolio—Apartments	63,000,000		56,400,000
Suncrest Village—Shopping center	17,000,000		16,400,000
Urban Centre—Office building	118,312,787		106,007,400
Georgia:
1050 Lenox Park—Apartments	80,000,000		71,000,000
Alexan Buckhead—Apartments	—		34,800,000
Atlanta Industrial Portfolio—Industrial building	75,500,000		73,825,000
Glenridge Walk—Apartments	49,000,000		45,300,000
Reserve at Sugarloaf—Apartments	50,533,745	(1)	44,800,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial building	44,250,000		44,418,860
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	75,000,000		74,622,731
Chicago Industrial Portfolio—Industrial building	78,502,041		72,000,000
Columbia Centre III—Office building	32,500,000		28,700,000
East North Central RA Industrial Portfolio—Industrial building	37,050,248		37,717,159
Oak Brook Regency Towers—Office building	77,101,522		73,400,000
Parkview Plaza—Office building	57,251,062		54,500,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	64,500,750		58,500,000
Maryland:
Broadlands Business Park—Industrial building	35,000,000		—
FEDEX Distribution Facility—Industrial building	8,600,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	47,500,000		46,470,475
Massachusetts:
99 High Street—Office building	291,809,954	(1)	276,266,900	(1)
Batterymarch Park II—Office building	12,600,000		11,472,283
Needham Corporate Center—Office building	21,200,000		17,143,612
Northeast RA Industrial Portfolio—Industrial building	30,900,000		29,000,000
Nevada:
UPS Distribution Facility—Industrial building	15,000,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	29,600,000		27,500,000
371 Hoes Lane—Office building	—		11,700,000
Konica Photo Imaging Headquarters—Industrial building	24,300,000		25,300,000
Marketfair—Shopping center	93,979,377		—
Morris Corporate Center III—Office building	106,200,000		97,400,000
NJ Caleast Industrial Portfolio—Industrial building	42,100,000		42,000,000
Plainsboro Plaza—Shopping center	50,900,000		50,745,252
South River Road Industrial—Industrial building	61,600,000		55,000,000
New York:
780 Third Avenue—Office building	285,000,000		230,000,000
The Colorado—Apartments	100,000,000		85,048,163

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

	Value

Location / Description	2006		2005

	(Unaudited)
Ohio:
Columbus Portfolio—Office building	$23,700,000		$23,000,000
Pennsylvania:
Lincoln Woods—Apartments	36,000,000		35,528,316
Tennessee:
Memphis Caleast Industrial Portfolio—Industrial building	52,499,500		54,000,000
Summit Distribution Center—Industrial building	26,300,000		25,900,000
Texas:
Butterfield Industrial Park—Industrial building	4,738,320	(2)	4,618,955	(2)
Dallas Industrial Portfolio—Industrial building	146,000,000		146,000,000
Four Oaks Place—Office building	304,994,871		295,239,109
Houston Apartment Portfolio—Apartments	304,421,046		—
Lincoln Centre—Office building	270,000,000	(1)	255,311,299
Park Place on Turtle Creek—Office building	44,500,000		—
South Frisco Village—Shopping center	46,743,676	(1)	—
The Caruth—Apartments	60,000,000		61,200,000
The Legends at Chase Oaks—Apartments	29,049,215		28,499,971
The Maroneal—Apartments	39,000,000		35,000,000
United Kingdom:
1 & 7 Westferry Circus—Office building	408,253,672	(1)	373,116,817	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	16,600,000		14,700,000
Virginia:
8270 Greensboro Drive—Office building	62,000,000		60,200,000
Ashford Meadows—Apartments	89,018,927		78,904,526
Fairgate at Ballston—Office building	—		35,300,000
Monument Place—Office building	58,000,000		53,000,000
One Virginia Square—Office building	53,000,000		47,000,000
Washington:
Creeksides at Centerpoint—Office building	40,500,000		—
IDX Tower—Office building	394,991,514	(1)	370,000,000	(1)
Northwest RA Industrial Portfolio—Industrial building	19,500,000		19,700,000
Rainier Corporate Park—Industrial building	66,500,000		64,273,372
Regal Logistics Campus—Industrial building	66,000,000		63,103,879
Washington DC:
1001 Pennsylvania Avenue—Office building	537,000,000	(1)	502,993,710	(1)
1015 15th Street—Office building	—		73,121,166
1401 H Street, NW—Office building	207,605,086	(1)	—
1900 K Street—Office building	256,500,000		230,000,000
Mazza Gallerie—Shopping center	84,000,000		86,001,109

TOTAL REAL ESTATE PROPERTIES
(Cost $8,800,583,579 and $7,355,496,863)	9,973,172,943		7,977,600,751

OTHER REAL ESTATE-RELATED INVESTMENTS—11.62% and 12.35%
REAL ESTATE JOINT VENTURES—9.36% and 10.64%
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	106,570,439		97,142,406

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005
Value

Location / Description	2006	2005

(Unaudited)
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)	$191,898,161	$175,578,714
One Boston Place REIT
One Boston Place (50.25% Account Interest)	176,203,396	149,723,498
Storage Portfolio I, LLC
Storage Portfolio (3) (75% Account Interest)	75,693,244	(4)	63,237,298
CA—Treat Towers LP
Treat Towers (75% Account Interest)	94,232,100	93,964,192
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (3) (60% Account Interest)	70,374,644	(4)	66,871,766
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	179,898,606	138,531,366
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	237,567,272	(4)	208,013,192
Teachers REA IV, LLC, which owns
Tyson’s Executive Plaza II (50% Account Interest)	39,289,636	34,032,806
West Dade Associates
Miami International Mall (50% Account Interest)	97,754,940	(4)	82,290,482
West Town Mall, LLC
West Town Mall (50% Account Interest)	126,645,138	(4)	112,650,844

TOTAL REAL ESTATE JOINT VENTURES
(Cost $904,761,942 and $888,034,873)	1,396,127,576	1,222,036,564

LIMITED PARTNERSHIPS—1.76% and 1.71%
Cobalt Industrial REIT (11.0131% Account Interest)	24,479,679	8,352,409
Colony Realty Partners, LP (5.27% Account Interest)	26,817,087	13,481,704
Essex Apartment Value Fund, LP (10% Account Interest)	80,098
Heitman Value Partners, LP (8.43% Account Interest)	17,885,547	8,106,810
Lion Gables Apartment Fund, LP (18.45% Account Interest)	176,888,934	150,000,000
MONY/Transwestern Mezzanine Realty Partners II, LLC
(16.67% Account Interest)	15,873,923	14,142,822
MONY/Transwestern Mezzanine Realty Partners, LP
(19.75% Account Interest)	713,447	1,975,927

TOTAL LIMITED PARTNERSHIPS
(Cost $232,093,257 and $198,006,414 )	262,738,715	196,546,978

MORTGAGE LOANS RECEIVABLE— 0.50% and 0.00%

Principal

2006	2005	Borrower, Current Rate and Maturity Date

75,000,000	—	Klingle Corporation
6.17% 07/10/11	75,000,000	(5)	—

TOTAL MORTGAGE LOANS RECEIVABLE
(Cost $75,000,000)	75,000,000	—

TOTAL OTHER REAL ESTATE-RELATED INVESTMENTS
(Cost $1,211,855,199 and $1,086,041,287)	1,733,866,291	1,418,583,542

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

MARKETABLE SECURITIES—21.55% and 18.19%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.53% and 3.91%
REAL ESTATE EQUITY SECURITIES—3.98% and 3.72%

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
—	75,000	Aames Investment Corp	$—	$484,500
53,300	—	Acadia Realty Trust	1,359,150	—
68,700	550,000	Affordable Residential Communities	665,703	5,241,500
2,900	—	Alexander’s, Inc	899,725	—
47,900	—	Alexandria Real Estate Equities, Inc	4,493,020	—
163,585	36,685	AMB Property Corp	9,015,169	1,803,801
30,000	40,000	American Campus Communities	765,300	992,000
200,600	919,000	American Financial Realty	2,238,696	11,028,000
185,800	—	Apartment Investment & Management Co	10,109,378	—
407,200	450,000	Archstone—Smith Trust	22,167,968	18,850,500
100,000	150,000	Ashford Hospitality Trust	1,193,000	1,573,500
33,300	—	Associated Estates Realty Corp	515,151	—
141,300	40,000	Avalonbay Communities, Inc	17,012,520	3,570,000
—	150,000	Bimini Mortgage Management Inc.	—	1,357,500
103,000	—	Biomed Realty Trust, Inc	3,125,020	—
217,200	—	Boston Properties, Inc	22,445,448	—
161,300	—	Brandywine Realty Trust	5,250,315	—
90,100	30,000	BRE Properties	5,381,673	1,364,400
244,300	270,000	Brookfield Properties	8,628,676	7,943,400
105,200	—	Camden Property Trust	7,996,252	—
—	194,000	Carramerica Realty Corp	—	6,718,220
115,000	—	CBL & Associates Properties	4,819,650	—
59,200	424,000	Cedar Shopping Centers, Inc	957,264	5,965,680
—	50,000	Centerpoint Properties Trust	—	2,474,000
—	280,000	Cogdell Spencer, Inc	—	4,729,200
79,000	—	Colonial Properties Trust	3,776,990	—
70,400	—	Corporate Office Properties	3,151,104	—
90,000	—	Cousins Properties, Inc	3,078,900	—
179,000	—	Crescent Real Estate Equity Company	3,903,990	—
—	976,000	Deerfield Triarc Capital Corp	—	13,371,200
204,000	380,000	Developers Diversified Realty	11,375,040	17,867,600
96,000	—	DiamondRock Hospitality Co	1,594,560	—
66,600	—	Digital Realty Trust, Inc	2,085,912	—
252,100	193,400	Duke Realty Corp	9,415,935	6,459,560
42,900	—	Eastgroup Properties, Inc	2,138,994	—
—	1,087,000	ECC Capital Corp	—	2,456,620
49,900	600,000	Education Realty Trust, Inc	736,524	7,734,000
89,800	—	Equity Inns, Inc	1,429,616	—
38,800	—	Equity Lifestyle Properties	1,773,548	—
682,800	—	Equity Office Properties Trust	27,148,128	—
127,000	—	Equity One, Inc	3,044,190	—
558,500	180,000	Equity Residential	28,248,930	7,041,600
41,000	—	Essex Property Trust, Inc	4,977,400	—
76,000	580,577	Extra Space Storage, Inc	1,315,560	8,940,886

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT STATEMENT OF INVESTMENTS

September 30, 2006 and December 31, 2005

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
99,000	—	Federal Realty Investment Trust	$7,355,700	$—
101,000	—	Felcor Lodging Trust, Inc	2,025,050	—
595,580	1,367,000	Feldman Mall Properties	6,569,247	16,417,670
41,600	111,600	First Potomac Realty Trust	1,257,152	2,968,560
78,500	—	First Industrial Realty Trust	3,454,000	—
438,400	110,000	General Growth Properties	20,889,760	5,168,900
63,750	—	Glenborough Realty Trust, Inc	1,640,288	—
60,300	—	Glimcher Realty Trust	1,494,234	—
73,800	404,800	GMH Communities Trust	931,356	6,278,448
—	348,700	Gramercy Capital Corp	—	7,943,386
—	300,000	Great Wolf Resorts, Inc	—	3,093,000
—	562,000	Hersha Hospitality Trust	—	5,063,620
86,500	—	Heritage Property Investment	3,153,790	—
84,000	150,000	Highland Hospitality Corp	1,203,720	1,657,500
95,200	—	Highwoods Properties, Inc	3,542,392	—
—	60,000	Hilton Hotels Corp	—	1,446,600
64,000	80,000	Home Properties, Inc	3,658,240	3,264,000
—	450,000	Homebanc Corp/Ga	—	3,366,000
127,900	—	Hospitality Properties Trust	6,036,880	—
1,001,270	—	Host Hotels and Resorts, Inc	22,959,121	—
—	300,000	Host Marriott Corp	—	5,685,000
366,700	—	HRPT Properties Trust	4,382,065	—
89,000	—	Inland Real Estate Corp	1,559,280	—
72,000	—	Innkeepers USA Trust	1,172,880	—
—	300,000	Interstate Hotels & Resorts	—	1,311,000
—	80,000	Istar Financial, Inc	—	2,852,000
—	1,958,000	Jameson Inns, Inc	—	4,209,700
—	100,000	JER Investors Trust, Inc	—	1,695,000
59,400	—	Kilroy Realty Corp	4,475,196	—
424,100	108,000	Kimco Realty Corp	18,181,167	3,464,640
55,300	426,000	Kite Realty Group Trust	942,312	6,590,220
—	300,000	KKR Financial Corp	—	7,197,000
75,000	200,000	Lasalle Hotel Properties	3,250,500	7,344,000
—	120,000	Lexington Corporate Properties Trust	—	2,556,000
167,000	—	Liberty Property Trust	7,980,930	—
—	1,266,660	Lodgian, Inc	—	13,591,262
—	200,000	LTC Properties, Inc	—	4,206,000
131,600	75,000	Macerich Company/The	10,048,976	5,035,500
110,000	400,000	Mack-Cali Realty Corp	5,698,000	17,280,000
81,000	—	Maguire Properties, Inc	3,299,940	—
—	200,000	Medical Properties Trust, Inc	—	1,956,000
44,000	—	Mid-America Apartment Communities	2,693,680	—
100,200	40,000	Mills Corp/The	1,674,342	1,677,600
—	100,000	Mission West Properties	—	974,000
—	331,200	Monmouth REIT—CLA	—	2,656,224
—	300,000	Mortgageit Holdings, Inc	—	4,098,000
—	130,000	NewCastle Investment Corp	—	3,230,500
185,000	—	New Plan Excel Realty Trust	5,004,250	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Shares			Value

2006	2005	Issuer	2006	2005

			(Unaudited)
—	100,000	Novastar Financial, Inc	$—	$2,811,000
—	525,000	Origen Financial, Inc	—	3,738,000
72,000	—	Pan Pacific Retail Properties Trust	4,998,240	—
25,100	328,100	Parkway Properties	1,166,899	13,169,934
62,400	—	Pennsylvania Real Estate Investment Trust	2,656,368	—
79,300	—	Post Properties, Inc	3,768,336	—
463,600	400,000	Prologis Trust	26,453,016	18,688,000
37,100	—	PS Business Parks, Inc	2,237,130	—
253,414	30,000	Public Storage, Inc	21,791,070	2,031,600
28,500	—	Ramco—Gershenson Properties	910,575	—
—	100,000	RAIT Investment Trust	—	2,592,000
157,000	—	Reckson Associates Realty Corp	6,719,600	—
129,300	236,000	Regency Centers Corp	8,890,668	13,912,200
—	384,000	Republic Property Trust	—	4,608,000
28,600	—	Saul Centers, Inc	1,287,000	—
422,621	305,721	Simon Property Group, Inc	38,297,915	23,427,400
86,300	—	SL Green Realty Corp	9,639,710	—
29,100	—	Sovran Self Storage, Inc	1,616,505	—
—	350,000	Starwood Hotels & Resorts	—	22,351,000
134,700	—	Strategic Hotel Capital, Inc	2,677,836	—
30,900	—	Sun Communities, Inc	987,564	—
—	303,820	Sunset Financial Resources	—	2,576,394
100,000	—	Sunstone Hotel Investors, Inc	2,972,000	—
52,300	—	Tanger Factory Outlet Center	1,862,926	—
98,400	—	Taubman Centers, Inc	4,370,928	—
—	111,200	Thomas Properties Group	—	1,391,112
287,900	50,000	Trizec Properties, Inc	8,323,189	1,146,000
95,400	—	U-Store—IT Trust	2,047,284	—
250,400	100,000	United Dominion Realty Trust	7,562,080	2,344,000
—	95,000	Ventas, Inc	—	3,041,900
254,700	200,000	Vornado Realty Trust	27,762,300	16,694,000
74,500	—	Washington Real Estate Investment Trust .	2,965,100	—
159,600	—	Weingarten Realty Investors	6,865,992	—
44,700	—	Winston Hotels, Inc	550,704	—
—	944	Windrose Medical Properties	—	14,028

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $499,572,531 and $411,877,936 )			594,149,782	426,781,565

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

COMMERCIAL MORTGAGE—BACKED SECURITIES—0.55% and 0.19%
Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$ 4,661,017	—	Credit Suisse Mortgage
		5.450% 04/15/21	$4,661,646	—
9,930,314	—	GS Mortgage Securities Co
		5.430% 06/06/20	9,930,353	—
10,000,000	10,000,000	GS Mortgage Securities Co
		5.690% 05/03/18	10,195,590	$10,217,650
9,954,950	—	Lehman Brothers Floating
		5.410% 09/15/21	9,955,019	—
19,996,054	—	Morgan Stanley Capital
		5.420% 07/15/19	19,996,194	—
10,000,000	10,000,000	Morgan Stanley Dean Witter
		5.720% 02/03/16	10,143,290	10,061,730
1,601,634	1,601,634	Trizec Hahn Office Properties
		5.700% 03/15/13	1,601,748	1,601,653
15,000,000	—	Wachovia Bank Commercial
		5.490% 09/15/21	15,000,000	—

TOTAL COMMERCIAL MORTGAGE—BACKED SECURITIES
(Cost $81,146,934 and $21,604,079)			81,483,840	21,881,033

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $580,719,465 and $433,482,015 )			675,633,622	448,662,598

OTHER MARKETABLE SECURITIES—17.02% and 14.28%
COMMERCIAL PAPER—15.21% and 11.67%
4,655,000	25,000,000	Abbey National North America LLC
		5.210% 11/30/06	4,615,092	24,994,000
24,000,000	—	Abbey National PLC
		5.290% 11/6/06	23,999,530	—
20,000,000	25,000,000	Abbey National PLC
		5.320% 12/13/06	19,999,866	24,999,500
—	10,000,000	Alabama Power Co
		4.250% 01/12/06	—	9,989,100
10,000,000	—	American Express Bank, FSB
		5.570% 01/08/07	10,004,720	—
35,000,000	25,000,000	American Express Centurion Bank
		5.270% 10/12/06	35,000,042	25,000,000
25,000,000	—	American Express Centurion Bank
		5.270% 10/20/06	25,000,132	—
5,500,000	2,430,000	American Honda Finance, Corp
		5.250% 10/27/06	5,479,871	2,428,250
19,500,000	—	American Honda Finance, Corp
		5.250% 10/04/06	19,494,257	—
23,370,000	—	American Honda Finance, Corp
		5.230% 11/09/06	23,239,997	—
45,400,000	—	Anheuser—Busch Co
		5.280% 10/02/06	45,380,024	—
—	10,000,000	Atlantis One Funding Corp
		4.620% 04/27/06	—	9,936,500

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$—	25,000,000	Atlantis One Funding Corp
		4.650% 05/01/06	$—	$24,890,750
—	25,000,000	Bank of Montreal
		4.990% 09/20/06	—	24,999,500
30,000,000	30,000,000	Barclays Bank, PLC
		5.350% 11/20/06	30,000,996	29,998,200
—	15,000,000	Barclays Bank, PLC
		5.110% 08/14/06	—	14,999,400
—	18,040,000	Becton Dickinson & Co
		4.210% 01/24/06	—	17,994,719
22,810,000	13,100,000	Beta Finance, Inc
		5.270% 10/23/06	22,739,478	13,085,590
16,028,000	11,000,000	Beta Finance, Inc
		5.270% 11/17/06	15,919,864	10,981,190
11,000,000	—	Beta Finance, Inc
		5.390% 10/24/06	10,964,372	—
20,000,000	—	BMW US Capital Corp
		5.220% 11/28/06	19,833,370	—
—	20,000,000	Calyon
		5.070% 07/21/06	—	19,997,800
30,000,000	—	Canadian Imperial Holdings, Inc
		5.300% 10/13/06	29,951,508	—
—	10,000,000	Canadian Wheat Board (The)
		4.320% 02/06/06	—	9,959,500
1,500,000	14,000,000	CC (USA), Inc
		5.370% 10/18/06	1,496,461	13,982,920
47,000,000	—	CC (USA), Inc
		5.370% 10/25/06	46,840,848	—
15,000,000	40,000,000	Ciesco LP
		5.360% 10/10/06	14,982,153	39,903,200
9,515,000	10,000,000	Ciesco LP
		5.260% 12/06/06	9,424,341	9,936,500
25,000,000	—	Ciesco LP
		5.260% 11/07/06	24,867,700	—
20,170,000	13,000,000	Citigroup Funding, Inc
		5.350% 10/26/06	20,099,538	12,923,560
9,000,000	37,000,000	Citigroup Funding, Inc
		5.350% 10/02/06	9,000,000	36,925,260
—	24,150,000	Colgate-Palmolive Co
		4.250% 01/06/06	—	24,141,306
20,000,000	15,000,000	Corporate Asset Funding Corp, Inc
		5.250% 10/31/06	19,914,610	14,981,700
8,000,000	5,035,000	Corporate Asset Funding Corp, Inc
		5.320% 11/07/06	7,957,664	5,022,815
—	16,000,000	Corporate Asset Funding Corp, Inc
		4.740% 05/15/06	—	15,957,440
—	5,905,000	Corporate Asset Funding Corp, Inc
		4.680% 05/04/06	—	5,884,982

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$—	2,020,000	Corporate Asset Funding Corp, Inc
		4.360% 02/17/06	$—	$2,008,930
—	50,000,000	Dexia Bank
		5.370% 08/29/06	—	49,998,000
30,000,000	25,000,000	Deutsche Bank
		5.440% 10/11/06	30,000,864	24,997,000
19,000,000	—	Deutsche Bank
		5.410% 10/16/06	19,000,655	—
22,000,000	20,000,000	Dorada Finance, Inc
		5.390% 10/19/06	21,944,866	19,865,600
—	8,000,000	Dorada Finance, Inc
		5.010% 07/31/06	—	7,980,640
—	21,500,000	Dorada Finance, Inc
		5.100% 08/25/06	—	21,384,975
31,900,000	13,000,000	Edison Asset Securitization, LLC
		5.300% 10/17/06	31,829,287	12,977,770
17,000,000	7,248,000	Edison Asset Securitization, LLC
		5.270% 11/21/06	16,875,096	7,162,981
—	20,000,000	Edison Asset Securitization, LLC
		5.150% 08/30/06	—	19,877,800
35,000,000	—	Emerson Electric Co
		5.260% 10/10/06	34,958,791	—
6,460,000	—	Fairway Finance Company, LLC
		5.250% 12/12/06	6,390,485	—
20,609,000	—	Fairway Finance Company, LLC
		5.260% 12/20/06	20,370,346	—
—	20,000,000	FCAR Owner Trust I
		4.740% 05/10/06	—	19,915,000
17,000,000	17,000,000	First Tennessee National Bank
		5.370% 10/20/06	17,000,651	16,999,660
23,100,000	—	Gannett, Inc
		5.250% 10/02/06	23,100,000	—
45,000,000	21,590,000	General Electric Capital Corp
		5.290% 10/18/06	44,895,037	21,282,342
47,000,000	25,000,000	General Electric Capital Corp
		5.250% 11/27/06	46,617,406	24,435,000
17,000,000	35,000,000	Goldman Sachs Group, LP
		4.810% 11/02/06	16,922,852	34,870,150
3,693,000	29,140,000	Govco Incorporated
		5.390% 10/12/06	3,687,521	29,118,436
20,000,000	10,000,000	Govco Incorporated
		5.290% 11/15/06	19,870,908	9,981,700
21,100,000	9,000,000	Govco Incorporated
		5.270% 12/18/06	20,862,205	8,922,420
13,000,000	—	Govco Incorporated
		5.260% 12/07/06	12,874,255	—
4,660,000	—	Govco Incorporated
		5.270% 12/12/06	4,611,538	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$ 11,000,000	—	Govco Incorporated
		5.370% 10/25/06	$10,962,752	$—
9,900,000	—	Govco Incorporated
		5.390% 10/19/06	9,875,190	—
7,100,000	20,000,000	Grampian Funding, LLC
		5.390% 10/17/06	7,084,261	19,929,600
1,010,000	5,015,000	Grampian Funding, LLC
		5.370% 10/24/06	1,006,722	5,002,814
—	10,000,000	Greyhawk Funding, LLC
		4.960% 07/11/06	—	9,996,300
20,000,000	—	Greenwich Capital Holdings, Inc
		5.340% 10/19/06	19,950,444	—
10,000,000	25,000,000	Harrier Finance Funding (US), LLC
		5.270% 10/23/06	9,969,083	24,933,500
13,310,000	—	Harrier Finance Funding (US), LLC
		5.320% 10/03/06	13,308,018	—
5,000,000	—	Harrier Finance Funding (US), LLC
		5.270% 10/04/06	4,998,511	—
21,355,000	—	Harrier Finance Funding (US), LLC
		5.280% 11/13/06	21,223,353	—
10,000,000	—	Harris Trust & Savings Bank
		5.280% 10/18/06	10,000,085	—
21,300,000	10,085,000	HBOS Treasury Srvcs Plc
		5.260% 10/03/06	21,296,882	10,033,163
30,000,000	—	HBOS Treasury Srvcs Plc
		5.280% 11/13/06	29,816,598	—
37,500,000	—	HBOS Treasury Srvcs Plc
		5.320% 11/08/06	37,298,040	—
22,000,000	—	HSBC Finance Corporation
		5.370% 10/18/06	21,948,392	—
30,000,000	—	HSBC Finance Corporation
		5.250% 10/30/06	29,877,033	—
50,000,000	—	IBM
		5.210% 10/10/06	49,919,486	—
25,000,000	—	ING (US) Finance
		5.250% 10/27/06	24,909,028	—
10,653,000	31,740,000	Kitty Hawk Funding Corp
		5.260% 10/26/06	10,615,288	31,705,086
15,000,000	10,000,000	Kitty Hawk Funding Corp
		5.270% 11/10/06	14,913,908	9,947,600
8,310,000	25,000,000	Links Finance L.L.C
		5.270% 12/07/06	8,229,620	24,884,750
15,000,000	25,000,000	Links Finance L.L.C
		5.270% 12/08/06	14,852,739	24,787,750
12,090,000	—	Morgan Stanley
		5.250% 10/02/06	12,090,000	—
50,000,000	—	Morgan Stanley
		5.260% 10/04/06	49,985,275	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$ 35,000,000	—	Morgan Stanley
		5.260% 10/04/06	$34,974,333	$—
9,830,000	—	Nestle Capital Corp
		5.310% 10/04/06	9,827,122	—
10,000,000	—	Nestle Capital Corp
		5.220% 11/29/06	9,915,722	—
23,000,000	10,000,000	Paccar Financial Corp
		5.350% 10/12/06	22,966,374	9,989,200
20,000,000	13,655,000	Paccar Financial Corp
		5.240% 11/15/06	19,871,910	13,557,913
—	20,080,000	Park Avenue Receivables Corp
		5.280% 07/26/06	—	20,021,166
—	10,000,000	Park Avenue Receivables Corp
		4.290% 01/04/06	—	9,998,800
—	10,000,000	Preferred Receivables Funding Corp
		4.670% 05/04/06	—	9,996,300
10,000,000	15,000,000	Private Export Funding Corporation
		5.260% 10/16/06	9,979,455	14,926,500
14,120,000	5,000,000	Private Export Funding Corporation
		5.230% 03/06/07	13,801,619	4,944,250
15,000,000	9,000,000	Private Export Funding Corporation
		5.230% 01/18/07	14,763,300	8,929,260
15,000,000	19,150,000	Private Export Funding Corporation
		5.410% 11/02/06	14,931,929	19,070,145
1,845,000	—	Private Export Funding Corporation
		5.260% 01/11/07	1,817,773	—
—	20,000,000	Procter & Gamble
		4.490% 04/04/06	—	19,983,200
—	3,500,000	Procter & Gamble
		4.090% 01/26/06	—	3,490,445
10,748,000	50,000,000	Ranger Funding Company, LLC
		5.390% 10/16/06	10,725,780	49,914,500
—	17,000,000	Regions Bank (Alabama)
		4.180% 01/30/06	—	16,998,130
46,000,000	—	Royal Bank of Canada
		5.400% 11/01/06	45,999,637	—
25,000,000	—	Royal Bank of Canada
		5.310% 10/11/06	25,000,050	—
30,000,000	—	Scaldis Capital, LLC
		5.400% 10/23/06	29,907,075	—
100,000,000	—	Sheffield Receivable Corporation
		5.260% 10/05/06	99,955,250	—
—	540,000	Sherwin-Williams Co
		4.070% 02/07/06	—	537,732
9,045,000	14,390,000	Sigma Finance, Inc
		5.380% 10/20/06	9,021,008	14,374,171
11,000,000	8,000,000	Sigma Finance, Inc
		5.280% 11/10/06	10,936,984	7,937,120

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$ 30,000,000	5,000,000	Sigma Finance, Inc
		5.330% 11/03/06	$29,858,745	$4,965,150
—	17,000,000	Sigma Finance, Inc
		4.220% 01/31/06	—	16,942,370
—	5,575,000	Sigma Finance, Inc
		4.340% 02/27/06	—	5,537,536
50,000,000	6,030,000	Societe Generale North America, Inc
		5.240% 10/02/06	50,000,000	5,974,283
3,790,000	—	Societe Generale North America, Inc
		5.270% 12/27/06	3,742,648	—
25,000,000	—	Societe Generale North America, Inc
		5.250% 01/19/07	24,604,118	—
10,000,000	—	Societe Generale North America, Inc
		4.830% 10/06/06	9,994,144	—
20,000,000	—	Suntrust
		5.300% 05/01/07	20,001,860	—
20,000,000	27,600,000	Swedish Export Credit Corp
		5.370% 10/03/06	19,997,072	27,550,596
23,000,000	—	Swedish Export Credit Corp
		5.240% 11/20/06	22,836,051	—
20,000,000	—	Swedish Export Credit Corp
		5.230% 11/08/06	19,892,288	—
99,600,000	—	The Concentrate Manufacturing Company
		of Ireland
		5.210% 10/10/06	99,480,829	—
3,775,000	—	Toronto Dominion Holdings (U.S.)
		4.800% 10/27/06	3,761,263	—
25,000,000	—	Toronto Dominion Holdings (U.S.)
		5.250% 10/06/06	24,985,360	—
10,480,000	—	Toronto Dominion Holdings (U.S.)
		5.240% 11/28/06	10,393,184	—
50,000,000	—	Toronto Dominion Holdings (U.S.)
		5.250% 12/15/06	49,462,470	—
4,500,000	15,000,000	Toyota Motor Credit Corp
		5.280% 10/30/06	4,481,660	15,000,900
15,000,000	—	Toyota Motor Credit Corp
		5.270% 10/10/06	15,000,075	—
12,295,000	24,000,000	UBS Finance, (Delaware), Inc
		5.250% 11/16/06	12,214,468	23,891,280
31,975,000	3,120,000	UBS Finance, (Delaware), Inc
		5.250% 12/19/06	31,612,669	3,079,190
2,400,000	—	UBS Finance, (Delaware), Inc
		5.250% 12/01/06	2,379,080	—
—	25,000,000	Variable Funding Capital Corporation
		4.920% 07/03/06	—	24,993,750
10,000,000	—	Wal-Mart Stores
		5.220% 12/18/06	9,888,136	—
17,000,000	—	Wal-Mart Stores
		5.220% 12/19/06	16,807,361	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
$—	5,010,000	Washington Gas Light Co
		4.330% 01/09/06	$—	$5,006,393
25,000,000	20,000,000	Wells Fargo
		5.270% 10/04/06	24,999,985	19,999,600
25,000,000	—	Wells Fargo
		5.270% 10/06/06	24,999,973	—
31,722,000	19,460,000	Yorktown Capital, LLC
		5.270% 10/02/06	31,722,000	19,457,665
—	2,625,000	Yorktown Capital, LLC
		4.630% 04/21/06	—	2,611,893
—	4,066,000	Yorktown Capital, LLC
		4.350% 01/06/06	—	4,064,496

TOTAL COMMERCIAL PAPER
(Cost $2,269,437,853 and $1,340,511,661 )			2,269,660,665	1,340,656,583

GOVERNMENT AGENCY BONDS—1.81% and 2.61%
16,930,000	7,030,000	Federal Home Loan Banks
		4.750% 10/02/06	16,930,000	7,027,383
50,000,000	30,000,000	Federal Home Loan Mortgage Corp
		5.220% 10/05/06	49,978,900	30,000,000
6,440,000	18,000,000	Federal Home Loan Mortgage Corp
		5.120% 10/24/06	6,420,088	17,922,240
10,000,000	50,000,000	Federal Home Loan Mortgage Corp
		5.280% 11/01/06	9,957,830	49,839,500
735,000	3,840,000	Federal Home Loan Mortgage Corp
		4.860% 12/01/06	728,802	3,837,351
15,520,000	—	Federal Home Loan Mortgage Corp
		5.160% 12/27/06	15,332,394	—
1,535,000	—	Federal Home Loan Mortgage Corp
		5.180% 12/26/06	1,516,662	—
34,585,000	—	Federal Home Loan Mortgage Corp
		5.160% 11/14/06	34,375,968	—
25,000,000	—	Federal Home Loan Mortgage Corp
		5.220% 10/31/06	24,898,100	—
22,072,000	—	Federal Home Loan Mortgage Corp
		5.130% 10/17/06	22,025,472	—
25,800,000	37,615,000	Federal National Mortgage Association
		5.230% 10/02/06	25,800,000	37,584,908
50,000,000	23,940,000	Federal National Mortgage Association
		5.160% 12/11/06	49,508,050	23,797,557
12,264,000	46,555,000	Federal National Mortgage Association
		5.170% 12/06/06	12,151,956	46,512,169
—	29,320,000	Federal National Mortgage Association
		4.890% 07/26/06	—	29,217,380
—	1,766,000	Federal National Mortgage Association
		5.180% 07/24/06	—	1,757,135
—	50,000,000	Federal National Mortgage Association
		4.920% 07/19/06	—	49,737,500

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2006 and December 31, 2005

Principal			Value

2006	2005	Issuer, Current Rate and Maturity Date	2006	2005

			(Unaudited)
—	3,015,000	Federal National Mortgage Association
		4.930% 09/01/06	$—	$3,004,809

TOTAL GOVERNMENT AGENCY BONDS
(Cost $269,561,311 and $300,164,529 )			269,624,222	300,237,932

TOTAL OTHER MARKETABLE SECURITIES
(Cost $2,538,999,164 and $1,640,676,190 )			2,539,284,887	1,640,894,515

TOTAL MARKETABLE SECURITIES
(Cost $3,119,718,629 and $2,074,158,205)			3,214,918,509	2,089,557,113

TOTAL INVESTMENTS
(Cost $13,132,157,407 and $10,515,696,355)			$14,921,957,743	11,485,741,406

(1)	The investment has a mortgage payable outstanding, as indicated in Note 5

(2)	Leasehold interest only

(3)	Located throughout the U.S.

(4)	The market value reflects the Account’s interest in the joint venture, net of any debt

See notes to the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration of the sub-sections entitled “Forward-Looking Statements” and “Risk Factors”, which begin on page 42. The past performance of the Account is not indicative of future results.

Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in commercial real estate in order to meet its investment goal of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. To that end, management believes that the Account continued to perform well during the period ending September 30, 2006. The continued positive performance of the commercial real estate markets is a reflection of strong economic indicators and improvements in real estate market fundamentals, as discussed in the following section. The Federal Reserve Board reported in its October 14, 2006 “Beige Book”, which summarizes economic conditions in the twelve Federal Reserve Districts across the country, that “Commercial real estate markets were strong in most districts, and activity increased at a faster pace in a number.” Similarly, Real Capital Analytics, which tracks commercial real estate sales activity across the country, reported that sales volume has leveled off, but sales activity remains healthy with “. . . $194 billion of core property sales through the third quarter of 2006, exactly the same as at this point last year . . .”

          While management believes that economic and real estate market fundamentals should remain stable to positive in the near term, commercial real estate markets are cyclical over the longer term and, therefore, are subject to change. Although commercial real estate values have steadily increased over the last three to five years, this rate and consistency of growth will not be sustained indefinitely. Geopolitical and economic risks, changes in interest rates or monetary policy, industry or sector slowdowns, the dynamics of supply and demand for commercial real estate and changing demographics are but a few of the factors which can affect commercial real estate values and, consequently, the performance of the Account. While management cannot predict the exact nature of such changes, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes would have a direct and meaningful impact on the returns of the Account. Please refer to the sub-section entitled “Risk Factors” below for a more detailed description of the risks associated with an investment in the Account.

          It is important to note that, while the single family residential real estate market has slowed to varying degrees in particular markets throughout the country, the Account does not directly invest in single family residential real estate. The single family residential real estate market has been negatively affected by, among other things, increases in mortgage interest rates.

          At the end of the third quarter of 2006, the Account had total net assets in the amount of $13,594,833,837, an increase of 9% from the end of the second quarter of 2006 and 29% from year end 2005. This growth was due to the continued strong inflow of premiums and net transfers into the Account and an increase in dividend and interest income during 2006, and was positively augmented by a 13.5% year-to-year increase in the market value of the Account’s real estate assets owned at both September 30, 2005 and 2006.

          As of September 30, 2006, the Account owned a total of 117 real estate properties (11 of which were held in joint ventures) representing 76.19% of the Account’s total investment portfolio. The real estate portfolio included 48 office properties (six of which were held in joint ventures and one of which was located in London, England), 32 industrial properties (including one held in a joint venture), 25 apartment complexes, 11 retail properties (including three held in joint ventures), and a 75% joint venture partnership interest in a portfolio of storage facilities.

          The Account’s real estate transactional activity was strong during the third quarter of 2006, closing on 11 transactions: the purchase of six properties and the sale of five properties.

          The Account’s six real estate acquisitions during the third quarter of 2006 had a gross acquisition cost of $458.1 million. The Account purchased three office buildings located in: Washington, D.C. for a purchase price of $208.2 million, subject to $115 million in debt; Westlake Village, California for $48.2 million; and Kent, Washington for $40.3 million. The Account also purchased two retail properties and one industrial property located in: West Windsor, New Jersey for a purchase price of $94.0 million; Frisco, Texas for $46.7 million, subject to $26.3 million in debt; and Rancho Cucamonga, California for $20.6 million, respectively.

          The Account disposed of five real estate investments during the third quarter of 2006: three office properties for approximately $157.4 million in total net proceeds, after selling expenses, and two apartment properties for $73.8 million in total net proceeds, after selling expenses. These sales produced approximately $62 million in net realized gains in the aggregate for the Account in the third quarter of 2006, based on the properties’ capitalized costs. These sales were made in accordance with the Account’s general strategy to dispose of assets which have either maximized in value or might be subject to large capital expenditures in the near term.

          The Account’s real estate portfolio is diversified by location and property type and, at September 30, 2006, no single property represented more than 3.6% of its total investments or more than 4.7% of its total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets. All information is based on the value of each property as stated in the Statement of Investments as of September 30, 2006.

REAL ESTATE ASSETS
DIVERSIFICATION BY MARKET VALUE

		East	West	South	Midwest	Various *	Foreign **	TOTAL
		(30)	(39)	(37)	(8)	(2)	(1)	(117)

Office	(48)	20.3%	18.6%	12.8%	3.4%	0.0%	3.6%	58.7%
Apartment	(25)	2.0%	8.6%	7.1%	0.0%	0.0%	0.0%	17.7%
Industrial	(32)	2.9%	6.9%	3.1%	1.6%	0.6%	0.0%	15.1%
Retail	(11)	2.0%	1.1%	4.7%	0.0%	0.0%	0.0%	7.8%
Other ***	(1)	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	0.7%

TOTAL	(117)	27.2%	35.2%	27.7%	5.0%	1.3%	3.6%	100.0%

( )	Number of properties in parentheses.

*	Represents a portfolio of industrial properties and a portfolio of storage facilities located in various regions across the U.S.

**	Represents a foreign real estate investment in the United Kingdom

***	Represents a portfolio of storage facilities located in various regions across the U.S.

Top Ten Real Estate Holdings

						% of Total
		State/	Property	Market		Real Estate	% of Total
Property Name	City	County	Type	Value($M)(a)		Portfolio	Investments

1001 Pennsylvania Ave	Washington	DC	Office	537.0	(b)	4.72%	3.60%
50 Fremont Street	San Francisco	CA	Office	414.0	(c)	3.64%	2.77%
1 & 7 Westferry Circus	London	UK	Office	408.3	(d)	3.59%	2.74%
IDX Tower	Seattle	WA	Office	395.0	(e)	3.47%	2.65%
Four Oaks Place	Houston	TX	Office	305.0		2.68%	2.04%
Houston Apartment
Portfolio	Houston	TX	Apartment	304.4		2.68%	2.04%
99 High Street	Boston	MA	Office	291.8	(f)	2.57%	1.96%
780 Third Avenue	New York City	NY	Office	285.0		2.51%	1.91%
Lincoln Centre	Dallas	TX	Office	270.0	(g)	2.37%	1.81%
Ontario Industrial
Portfolio	Ontario	CA	Industrial	260.4	(h)	2.29%	1.74%

(a)	Value as reported in the September 30, 2006 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is shown gross of debt. The value of the Account’s interest less leverage is $321.6M.

(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $273.8M.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $159.9M. The market value has been converted to U.S dollars from British pounds at the exchange rate as of September 30, 2006.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $244.4M.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $113.2M.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $119.7M.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $250.6M.

Top Five Overall Market Exposures

	%	# of	% of Total
Metropolitan Statistical Area	Leased	Investments	Investments

Washington D.C.-Arlington-Alexandria	97%	9	9.29%
Los Angeles-Long Beach-Glendale	99%	9	5.69%
San Francisco-San Mateo-Redwood City	93%	4	5.53%
Houston-Bay Town-Sugar Land	96%	3	4.35%
Dallas-Plano-Irving	94%	6	4.00%

          As of September 30, 2006, the Account also held investments in real estate limited partnerships, representing 1.76% of total investments, real estate equity securities, representing 3.98% of total investments, mortgages, representing 0.50% of total investments, commercial mortgage-backed securities (CMBS), representing 0.55% of total investments, commercial paper representing 15.21% of total investments, and government agency bonds, representing 1.81% of total investments.

Real Estate Market Outlook In General

(Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but the data is preliminary for the current quarter and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          United States real estate markets and the national economy continued to experience modest improvement over the course of the third quarter of 2006. Real estate market fundamentals remained healthy, but the rates of improvement in real estate market conditions and the national economy slowed over the course of the third quarter. Still, investor interest and transactional activity in the commercial real estate market remained strong and continued to support real estate values. Nonetheless, management believes that it is important to remember that real estate values can be affected by prospective changes in economic and capital markets conditions as well as by changes in real estate supply and demand at the local level.

          Payroll employment in the United States grew by 362,000 in the third quarter of 2006, as compared with 346,000 in the second quarter of 2006. The health care, professional and business services sectors experienced the largest gains while employment in manufacturing declined. Financial activities, a key office-using sector, reported minimal job growth during the quarter. Employment in the Account’s top five metropolitan areas (Washington, D.C., Los Angeles, San Francisco, Houston and Dallas) grew at a healthy pace during the third quarter 2006. Of the Account’s five top metropolitan areas, employment growth was strongest in the Houston metropolitan area, where employment grew 2.8% during the quarter. In the Washington, D.C. metropolitan area, the Account’s largest exposure, employment grew 2.5% . The Account’s other top markets also experienced employment growth during third quarter 2006: San Francisco grew by 1.4%, Los Angeles by 1.2%, and Dallas by 2.7% . The overall employment growth for the United States was 1.3% in the third quarter.

          Growth in employment is highly correlated with tenant demand for commercial real estate, though demand for space often lags employment growth due to the nature of the leasing cycle. With the United States economy creating 1.2 million jobs during the first three quarters of 2006, improvements in commercial real estate market conditions are evident. Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely used source of real estate market data, reported that nationwide office market vacancy rates averaged 12.9% in the third quarter of 2006, compared with 13.1% in the second quarter of 2006. In comparison, for the third quarter of 2006, the vacancy rate of the Account’s office portfolio was 10%, 2.9% lower than the national average. While office vacancy rates have now declined for thirteen consecutive quarters, the rate of decline has slowed measurably in recent quarters.

          Real estate conditions in the Account’s top office markets have experienced meaningful improvement in recent quarters. For example, office vacancy rates in the Washington, D.C. metropolitan area are well below the national average and stand at

9.0% at the end of the third quarter of 2006; vacancy rates in the District of Columbia, where the largest concentration of the Account’s investments are located, averaged 6.5% at the end of the third quarter of 2006. The average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area was 4% at the end of the third quarter of 2006. In San Francisco, office vacancy rates have declined to 11.2% in the third quarter of 2006 as compared with 12.5% in the second quarter of 2006. Similarly, office vacancy rates in Boston, Los Angeles, and Seattle, which are three of the Account’s other top office markets, have experienced steady declines over the past year, and average office vacancy rates in those three markets at the end of the third quarter of 2006 were 12.8%, 10.2% and 9.9%, respectively. In comparison, the Account’s office portfolios in San Francisco, Boston and Seattle had an average vacancy rate of 9%, 7% and 2%, respectively. The Account’s office portfolio in Los Angeles had an average vacancy rate of less than 1%.

          Industrial market vacancy rates in the United States declined to an average of 9.6% at the end of the third quarter of 2006, from 9.8% at the end of the second quarter of 2006. Improvements were widespread, with Torto Wheaton Research reporting that vacancies declined in 42 of the 55 markets that it tracks. Despite the apparent moderation of economic activity in the U.S., Torto Wheaton believes that, “Overall, the national industrial market should only be mildly affected by the economic slowdown and largely supported by the ongoing global economic expansion driving trade flows….”

          The industrial market vacancy rates in Riverside and Los Angeles averaged 6.7% and 4.6%, respectively, in the third quarter of 2006. The industrial market vacancy rates in Chicago (11.8%), Dallas (11.9%), and Atlanta (12.9%) were above the national average, but vacancies in these markets have declined over the course of the year. In comparison, the vacancy rate for the Account’s industrial portfolio, which includes the nation’s top distribution hubs for international and domestic goods, averaged 5% in the third quarter of 2006. The Account’s industrial portfolio in Riverside was 100% occupied, and, in Los Angeles, the Account’s industrial market vacancy rate was 3%. In the Account’s remaining top three industrial markets, Chicago, Atlanta and Dallas, average vacancy rates were 12%, 10% and 19%, respectively.

          The U.S. apartment market remained healthy. Vacancy rates in the nation’s largest metropolitan markets averaged 4.4% in the third quarter of 2006, similar to that in the second quarter of 2006. According to Torto Wheaton Research, “The rental market continues to benefit from the slowing housing market and expanding employment...”, but, with little room for additional improvement, markets appear to be bottoming out. The average vacancy rate for the Account’s apartment portfolio was 4% at the end of the third quarter of 2006.

          Despite concerns that elevated gas and energy prices might slow consumer spending, consumer spending has remained relatively strong, and U.S. retail markets have remained healthy. According to Torto Wheaton Research, vacancy rates in neighborhood and community centers averaged 8.4% at the end of the third quarter of 2006 versus 8.6% at the end of the second quarter of 2006. While Torto Wheaton Research believes that the decline “…could well prove to be a one-quarter aberration…” as the slow-

down in the housing market, and, particularly, declines in home values, will soon slow retail spending and, eventually, U.S. retail markets, Torto Wheaton Research expects retail vacancy rates to increase only modestly over the short and longer term. The average vacancy rate for the Account’s retail portfolio was 3%, and, for its neighborhood and community centers, was 3% at the end of the third quarter of 2006 as well.

          Overall, Torto Wheaton Research believes that commercial real estate construction remains at appropriate levels. According to Torto Wheaton Research, office construction nationally is expected to total roughly 60 million sq. ft. in 2006, which is well below annual average construction of 90 million sq. ft. during the 1999-2002 cyclical peak. Industrial construction is expected to total 202 million square feet nationally in 2006 as compared with annual average construction of 240 million sq. ft. during the 1998-2001 cyclical peak. Torto Wheaton Research expects apartment construction to total 220,000 units in 2006, up from 205,000 units in 2005. Torto Wheaton Research expects apartment vacancies to increase slightly in 2007, but for rents to grow 3.4% over the course of the year. Retail construction is expected to total 21.1 million sq. ft. in 2006, as compared with 22.9 million sq. ft. of retail construction in 2005. Nonetheless, Torto Wheaton Research expects retail vacancies to increase slightly over the remainder of 2006 and into 2007 as a softer housing market curtails consumer spending. Still, rents are projected to grow 3.8% on average over the course of 2007.

          On balance, management believes that economic and property market fundamentals remain solid, and near-term prospects appear promising. However, real estate markets are cyclical, and current market conditions, while positive, are subject to change in the future. While employment growth remains steady, it moderated during the third quarter of 2006, and a number of economists expect employment growth to remain modest during the balance of 2006 and into 2007. Indeed, evidence of an economic slowdown might have been a factor that prompted members of the Federal Open Market Committee (FOMC), which sets interest rate policy, to hold the federal funds rate steady at its August 2006 policy meeting. (Changes in the federal funds rate are quickly reflected in commercial banks’ prime lending rates, mortgage interest rates and other financial instruments.) This decision, which FOMC policymakers made again at its September 2006 meeting might have been prompted by evidence of a moderation in economic activity and the belief that inflationary pressures were likely to moderate over time. While commercial real estate market conditions typically lag changes in economic conditions, the rates of improvement in office, industrial, and apartment market conditions have also slowed in recent quarters. For the retail sector, market conditions remained healthy but vacancies could increase if consumer spending slows materially because of high gas and energy prices and/or a softer housing market. Despite economists’ predictions, beginning in 2001, of a slowdown in retail sales, consumers have proven resilient. The economy continues to expand at a moderate pace despite a slowing housing sector and elevated energy prices. Employment growth and household income growth have moderated but remain healthy. Continued employment growth is needed to maintain market fundamentals and sustain demand for all types of commercial real estate.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Performance and Growth in Total Net Assets

          For the nine months ended September 30, 2006, the Account’s total net return was 11.76% . This was 141 basis points higher than the total net return of 10.35% for the nine months ended September 30, 2005. The Account’s performance in the 2006 period was primarily due to substantial capital appreciation on the Account’s real estate assets, including joint ventures, as well as an increase in interest rates on its marketable securities.

          The Account’s total net assets grew 38.4% from September 30, 2005 to September 30, 2006. The primary drivers of this growth were significant net participant transactions and the Account’s realized and unrealized gains on its investments over the last twelve months. Management believes that the net participant transfers into the Account are due to its positive performance and low volatility relative to other available investment options.

          While the Account’s net gain on its real estate assets and joint venture holdings has been positive for the past several quarters, the underlying property values are subject to decline, if market conditions change. Real estate as an investment should be considered on a long-term horizon. The Account’s total return after expenses over the past 3, 5 and 10 years ended September 30, 2006 was 13.36%, 9.96% and 9.45%, respectively

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, increased by 38.8% for the nine months ended September 30, 2006 compared to the same period in 2005. This was due to a 38% increase in the Account’s total net assets, which included a 46% increase in real estate, joint venture holdings and limited partnerships.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 80.4% of the Account’s total investment income (before deducting Account level expenses) during the nine months ended September 30, 2006, as compared to 86.6% for the nine-month period ended September 30, 2005. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper and government bonds, and an investment in a commercial mortgage. The decline in the percentage of the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s interest income from its marketable securities and mortgage loan, because those investments represented a higher percentage of the Account’s total investments.

          Gross real estate rental income increased 36.7% in the nine months ended September 30, 2006 compared to the same period in 2005. The increase in real estate income for the nine months ended September 30, 2006 was due primarily to the increase in the number and size of properties owned by the Account (117 at September 30, 2006 vs. 107 at September 30, 2005). Income from real estate joint ventures and limited partnerships during the nine months ended September 30, 2006 was $ 64,458,073, as compared to $55,612,312 for the same period in 2005. The 16% increase was due to increases in gross real estate rental income from the properties owned in joint ventures as well as an increase in income from the limited partnerships. Investment income on the Account’s marketable securities for the nine months ended September 30, 2006 and 2005 totaled $95,088,204 and $46,485,980, respectively. This increase was due to an overall increase in the related investments and higher interest rates in 2006 than in the first nine months of 2005.

          Total property level expenses for the nine months ended September 30, 2006 and 2005 were $282,604,816 and $201,864,607, respectively. The 40% increase in property level expenses during the nine months ended September 30, 2006 was affected by the increased number and size of properties held in the Account and the 83.1% increase in interest expense incurred in the first nine months of 2006, which was due to an increase in the overall leverage on the Account.

          The Account also incurred account level expenses for the nine months ended September 30, 2006 and 2005 of $20,238,400 and $13,523,265, respectively, for investment advisory services, $33,062,211 and $19,517,975 respectively, for administrative and distribution services and $8,019,889 and $6,678,814, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 54% increase in these expenses was a result of the larger net asset base of the Account, on which the fees are calculated, and the increased costs associated with managing the Account.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $909,048,171 and $552,219,670 for the nine months ended September 30, 2006 and 2005, respectively. The overall increase was influenced by the substantial increase in net realized and unrealized gains of $633,300,430 on the Account’s real estate properties for the nine months ended September 30, 2006 compared to $458,875,235 for the same period in 2005. The Account’s marketable securities also posted substantial net realized and unrealized gains of $85,580,534 for the nine months ended September 30, 2006, as compared to $10,019,921 for the same period in 2005. The Account had unrealized gains on its real estate joint venture and limited partnership holdings of $181,087,025 for the nine months ended September 30, 2006, as compared to unrealized gains of $123,095,454 for the same period in 2005. This difference on a year-to-year comparison reflects a 19% increase in the market value of the underlying properties owned by the joint ventures, and substantial increases in the Account’s equity investments in limited partnerships. The increase in net realized and unrealized gain on real estate during the third quarter 2006 was positively influenced by the continued inflow of capital into the real estate market from institutional and other investors, which has had the effect of increasing the value of the Account’s existing real estate assets and also gener-

ating positive results in the disposition of five assets during the third quarter of 2006. In addition, the unrealized gain on the Account’s mortgage loans payable was $9,080,182 for the nine months ended September 30, 2006, as compared to an unrealized loss of $39,770,940 for the same period in 2005. Every quarter the mortgages on the properties owned by the Account are valued. During the nine months ended September 30, 2006, the net effect of these valuations was positive to the Account due to the increase in market interest rates, resulting in decreases in the valuations of the mortgage loans payable.

          During the nine months ended September 30, 2006, the Account sold five real estate properties for total net proceeds, after selling expenses, of $231.2 million for a cumulative net gain of $61.4 million, based on the properties’ capitalized costs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Performance

          For the three months ended September 30, 2006, the Account’s total net return was 3.43% . This was 70 basis points lower than the total net return of 4.13% for the three months ended September 30, 2005. The negative variance between the periods ended September 30, 2006 and 2005 was due to a moderation in the capital appreciation (i.e., unrealized gains) on the Account’s real estate and real estate-related assets, including interests in joint ventures and real estate limited partnerships, which was partially offset by increased unrealized gains on the Account’s marketable securities.

          For the three month period ended September 30, 2006, the Account’s real estate holdings (including its joint venture holdings), which represented 76.2% of the Account’s total portfolio, had a gross total return of 3.88% . The market value of the Account’s real estate and real estate-related portfolios benefited from stable economic conditions and positive commercial real estate market fundamentals. Management believes that there continues to be a strong interest in real estate, evidenced by the substantial amount of equity available in the capital markets earmarked by institutional and foreign investors for increasing their exposure to the real estate asset class. The pricing of commercial real estate transactions in the market is still driving increases in market values, however, at a marginally slower pace than at the same time last year.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, increased by 51.6% for the three months ended September 30, 2006, as compared to the same period in 2005. This increase was primarily due to a 65% increase in income from its marketable securities.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 82.0% of the Account’s total investment income (before deducting Account level expenses) during the three months ended September 30, 2006, as compared to 83.4% for the three month period ended September 30, 2005.

          Gross real estate rental income increased 39.5% in the three months ended September 30, 2006, as compared with the same period in 2005. The increase in real estate income for the three months ended September 30, 2006 was due to the increase in the number and size of properties owned by the Account. Income from real estate joint ventures and limited partnerships in the three months ended September 30, 2006 was $ 40,173,452, as compared to $19,568,393 for the same period in 2005. Investment income on the Account’s marketable securities and mortgage receivable for the three months ended September 30, 2006 and 2005 totaled $35,295,331 and $21,434,909, respectively. This increase was due to an increase in the amount of non-real estate assets held by the Account relative to total investments during the nine month period ended September 30, 2006. In addition, interest rates earned on these investments were higher during the period ended September 30, 2006.

          Total property level expenses for the three months ended September 30, 2006 and 2005 were $102,469,043 and $71,722,244, respectively. The 42.9% increase in property level expenses during the three months ended September 30, 2006 was a result of the increased number and size of properties held in the Account and the 76.9% increase in interest expense incurred in the second quarter of 2006, due to an increase in the amount of leverage on the properties.

          The Account also incurred expenses for the three months ended September 30, 2006 and 2005 of $7,687,795 and $5,195,916, respectively, for investment advisory services, $13,055,491 and $7,590,274, respectively, for administrative and distribution services and $ 2,617,152 and $2,521,144, respectively, for the mortality, expense risk and liquidity guarantee charges. The aggregate 52.6% increase in these expenses was a result of the larger net asset base in the Account, on which the fees are calculated, and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $267,403,413 and $268,054,276 for the three months ended September 30, 2006 and 2005, respectively. Although the overall variance was minimal, the contributions of the various components changed on a period-to-period basis. The quarter-to-quarter change was not significantly affected by the net realized and unrealized gains on the Account’s real estate properties, which totaled $224,442,940 for the three months ended September 30, 2006, as compared to $218,570,286 the three months ended September 30, 2005. The Account had unrealized gains on joint ventures and limited partnerships of $10,993,671 in the third quarter of 2006, as compared to unrealized gains of $62,570,272 in the same period of 2005. This decline was partially offset by the Account’s marketable securities, which posted net realized and unrealized gains of $47,123,225 for the three months ended September 30, 2006, as compared to net realized and unrealized losses of $2,981,867 for the same period in 2005. The increase from marketable securities was associated with a decrease in market interest rates during the third quarter of 2006. In addition, the net change in unrealized appreciation on the Account’s mortgage loans payable was a loss of $15,156,423 for the three months ended September 30, 2006 as com-

pared to a loss of $10,104,415 for the same period 2005; the decrease in market interest rates in the third quarter of 2006 resulted in increases in the valuations of the mortgage loans payable.

          During the three months ended September 30, 2006, the Account sold five real estate properties for total net proceeds, after selling expenses, of $231.2 million for a cumulative net gain of $61.4 million, based on the properties’ capitalized costs.

Liquidity and Capital Resources

          At September 30, 2006 and 2005, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $3,219,105,295 and $2,557,476,629, respectively. The increase in the Account’s liquid assets was primarily due to the net positive inflow of transfers and premium into the Account, which management believes was in response to the strong relative performance of the Account, an increase in the Account’s net investment income, and increased leverage on the Account’s real estate properties.

          During the nine months ended September 30, 2006, the Account received $800,921,075 in premiums and $1,248,590,704 in net participant transfers from TIAA, the CREF Accounts and affiliated mutual funds, while, for the same period in 2005, the Account received $715,181,837 in premiums and $1,207,597,267 in net participant transfers. The Account’s net investment income increased from $306,131,027 for the nine month period ended September 30, 2005 to $424,821,568 for the comparable period in 2006. The Account’s mortgage loans payable were $1,368,996,357 at September 30, 2006, as compared to $710,750,928 at September 30, 2005.

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

          The Account, under certain conditions more fully described in the Account’s prospectus (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure a loan with one or more of its properties. The Account’s total borrowings may not exceed 20% of the Account’s total net assets. Effective December 15, 2006, the Account’s total borrowings may not exceed 30% of the Account’s total net asset value at the time of incurrence. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then current value of a property, although construction loans may be for 100% of costs incurred in developing the property.

Effects of Inflation and Increased Operating Expenses

          Inflation, along with increased insurance, utilities and security costs, may increase property level operating expenses and real estate taxes in the future. The Account generally will recover from tenants the majority of these increases based on contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. The Account will remain responsible for the expenses for unleased space in a property or from any other contractual restrictions in the existing leases.

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

          Income from joint ventures is recorded based on the Account’s proportional interest in the income earned by the joint venture.

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

Forward-Looking Statements

          Some statements in this report which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and include the assumptions underlying these forward-looking statements. Forward-looking statements appear in this report, among other places, in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements involve risks and uncertainties, some of which are referenced below in the sub-section entitled “Risk Factors” and in “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Risk Factors

          The Account’s assets and income (particularly its real estate assets and rental income) can be affected by many factors, and investors should consider the specific risks presented below, among others, before investing in the Account. Please refer to the section entitled “Statements Regarding Forward-Looking Information.”

Risks of Real Estate Investing

     General Risks of Acquiring and Owning Real Property: The Account is subject to the risks inherent in acquiring and owning real property, including:

  Competition for real estate investments and any resulting delays in the acquisition of investments may increase the Account’s costs or otherwise adversely affect the Account’s investment results.

  The Account’s property values or rental and occupancy rates could go down due to general global economic conditions, a weak market for real estate generally, changing supply and demand for certain types of properties, natural disasters, terrorist attacks or other man-made events.

  A property may be unable to attract and retain tenants, which means that rental income would decline. This situation could be exacerbated if a concentration of lease expirations occurred during any one period.

  The Account could lose revenue if tenants don’t pay rent, or if the Account is forced to terminate a lease for nonpayment. Any disputes with tenants could also involve costly litigation.

  A property’s profitability could go down if operating costs, such as property taxes, utilities, maintenance and insurance costs, go up in relation to gross rental income, or the property needs unanticipated repairs and renovations.

  The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. In this event, the Account’s income and performance may be adversely impacted disproportionately by economic conditions in those areas in which the Account’s investments are geographically concentrated.

     General Risks of Selling Real Estate Investments: Among the risks of selling real estate investments are:

  The sale price of an Account property might differ from its estimated or appraised value, leading to losses or reduced profits to the Account.

  Because of the nature of real estate, the Account might not be able to sell a property at a particular time for its full value, particularly in a poor market. This might make it difficult to raise cash quickly and also could lead to Account losses.

  The Account may need to provide financing to a purchaser if no cash buyers are available.

     Risks of Borrowing: Among the risks of borrowing money and investing in a property subject to a mortgage are:

  The Account may not be able to make its loan payments, which could result in a default on its loan. The lender then could foreclose on the underlying property and the Account would lose the value of its investment in the foreclosed property.

  If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing. The Account then may be forced to sell the property or other properties under unfavorable market conditions or default on its mortgage.

  If the Account takes out variable-rate loans, the Account’s returns may be volatile when interest rates are volatile.

  The market valuation of mortgage loans payable could have an adverse impact on the Account’s performance.

          Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, property taxes, and fiscal, environmental or other government policies, could operate or change in a way that hurts the Account and its properties. For example, regulations could raise the cost of owning, improving or maintaining properties or make it harder to sell, rent, finance, or refinance properties due to the increased costs associated with regulatory compliance.

          Environmental Risks: The Account may be liable for damage to the environment caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it didn’t know of and wasn’t responsible for the hazardous substances. If any hazardous substances are present or the Account doesn’t properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. The cost of any required cleanup and the Account’s potential liability for environmental damage, including performance under indemnification obligations to third parties, to a single real estate investment could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets.

          Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, floods, or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. If a disaster that we haven’t insured against occurs, or if the insurance contains a high deductible, the Account could lose both its original investment and any future profits from the property affected. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant.

          Risks of Developing Real Estate or Buying Recently Constructed Properties: If the Account chooses to develop a property or buys a recently constructed property, it may face the following risks:

  In developing real estate, there may be delays or unexpected increases in the cost of property development and construction due to strikes, bad weather, material shortages, increases in material and labor costs, or other events.

  Because external factors may have changed from when the project was originally conceived (e.g., slower growth in local economy, higher interest rates, or overbuilding in the area), the property, if purchased when unleased, may not operate at the income and expense levels first projected or may not be developed in the way originally planned.

  The seller or other party may not be able to carry out any agreement to provide certain minimum levels of income, or that agreement could expire, which could reduce operating income and lower returns.

     Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks.

  The co-venturer may have interests or goals inconsistent with those of the Account.

  If a co-venturer doesn’t follow the Account’s instructions or adhere to the Account’s policies, the jointly owned properties, and consequently the Account, might be exposed to greater liabilities than expected.

  The Account may have limited rights pursuant to the terms of the joint venture, including the right to operate, manage or dispose of a property.

  A co-venturer can make it harder for the Account to transfer its property interest, particularly if the co-venturer has the right to decide whether and when to sell the property.

  The co-venturer may become insolvent or bankrupt, which could expose the Account to greater liabilities than expected.

          Risks with Purchase-Leaseback Transactions: The major risk of purchase-leaseback transactions is that the third party lessee will not be able to make required payments to the Account. If the leaseback interest is subordinate to other interests in the real property, such as a first mortgage or other lien, the risk to the Account increases because the lessee may have to pay the senior lienholder to prevent foreclosure before it pays the Account. If the lessee defaults or the leaseback is terminated prematurely, the Account might not recover its investment unless the property is sold or leased on favorable terms.

          Appraisal Risks: Real estate appraisals are only estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. If an appraisal is too high, the Account’s value could go down upon reappraisal or if the property is sold for a lower price than the appraisal. If appraisals are too low, those who redeem prior to an adjustment to the valuation or a property sale will have received less than the true value of the Account’s assets. Further, the Account generally obtains appraisals only on a quarterly basis, and there will be circumstances in which the true value of a property is not reflected in the Account’s daily net asset value calculation.

Risks of Mortgage Loan Investments

          General Risks of Mortgage Loans: The Account will be subject to the risks inherent in making mortgage loans, including:

  The borrower may default, requiring that the Account foreclose on the underlying property to protect the value of its mortgage loan. Since its mortgage loans are usually non-recourse, the Account must rely solely on the value of a property for its security. The larger the mortgage loan compared to the value of the property securing it, the greater the loan’s risk. Upon default, the Account may not be able to sell the property for its estimated or appraised value. Also, certain liens on the property, such as mechanic’s or tax liens, may have priority over the Account’s security interest.

  A deterioration in the financial condition of tenants, or the bankruptcy or insolvency of a major tenant, may adversely affect the income of a property, which could increase the likelihood that the borrower will default under its obligations.

  The borrower may not be able to make a lump sum principal payment due under a mortgage loan at the end of the loan term, unless it can refinance the mortgage loan with another lender.

  If interest rates are volatile during the loan period, the Account’s variable-rate mortgage loans could have lower yields.

          Prepayment Risks: The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays the loan early. Prepayments can change the Account’s return because we may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate.

          Interest Limitations: The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, we could incur penalties or may not be able to enforce payment of the loan.

          Risks of Participations: Participating mortgages are subject to the following additional risks:

  The participation element might generate insufficient returns to make up for the higher interest rate the loan would have obtained without the participation feature.

  In very limited circumstances, a court could possibly characterize the Account’s participation interest as a partnership or joint venture with the borrower and the Account could lose the priority of its security interest, or be liable for the borrower’s debts.
Risks of REIT Investments

          Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by the trust, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk — price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates.

          In addition, REITs are tax regulated entities established to invest in real estate–related assets. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. As a result, REITs are subject to tax risk in continuing to qualify as a REIT.

Risks of Mortgage-Backed Securities

          Mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. In particular, these types of investments may be subject to prepayment risk — i.e., the risk that borrowers will repay the loans early. If the underlying mortgage assets experience greater than anticipated payments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account is based in part on assumptions regarding the receipt of interest payments. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors.

          The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any prepayments.

          These securities may be harder to sell than other securities.

Risks of Liquid Investments

          The Account’s investments in securities and other liquid investments may be subject to:

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
Risks of Foreign Investments

          In addition to other investment risks noted above, foreign investments present the following special risks:

  Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.

  The value of foreign investments or rental income can go up or down from changes in currency rates, currency exchange control regulations, possible expropriation or confiscatory taxation, political, social, and economic developments, and foreign regulations.

  The Account may (but is not required to) seek to hedge its exposure to changes in currency rates, which could involve extra costs. Hedging might not be successful.

  It may be more difficult to obtain and collect a judgment on foreign investments than on domestic ones.

No Opportunity for Prior Review of Purchase

          Investors do not have the opportunity to evaluate the economic merit of a property purchase before the Account completes the purchase, so investors will need to rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objectives, and pursue specific investments without the consent of the Account’s investors.

Risks of Registration Under the Investment Company Act of 1940

          The Account has not registered, and does not intend to register, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Management intends to continue to operate the Account so that it will not have to register as an “investment company” under the Investment Company Act.

Generally, a company is an “investment company” and required to register under the Investment Company Act if, among other things, it holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such company’s total assets (exclusive of government securities and cash items) on an unconsolidated basis.

          If the Account were obligated to register as an investment company, the Account would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on certain investments, compliance with reporting, record keeping, voting and proxy disclosure requirements and other rules and regulations that would significantly increase its operating expenses and reduce its operating flexibility. To maintain compliance with the exemptions from the Investment Company Act, the Account may be unable to sell assets it would otherwise want to sell and may be unable to purchase securities it would otherwise want to purchase, which might materially adversely impact the Account’s performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate and real estate-related investments, which as of September 30, 2006 represented 78.46% of the Account’s investments (not including real estate-related marketable securities), expose the Account to a variety of risks. These risks include, but are not limited to:

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

          As of September 30, 2006, 21.54% of the Account’s investments were in market risk sensitive instruments, comprised entirely of marketable securities. These include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

          In addition, mortgage-backed securities are subject to prepayment risk or extension risk — i.e., the risk that borrowers will repay the loans earlier or later than anticipated. If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

          In addition to these risks, real estate equity securities and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

ITEM 4. CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief

Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2006. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2006.

          (b) Changes in internal controls over financial reporting. There have been no changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

          There are no material legal proceedings to which the Account is a party, or to which the Account’s assets are subject.

Item 1A. RISK FACTORS.

          The contents of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” contained in Item 2 of Part I of this Quarterly Report on Form 10-Q, are hereby incorporated into this Item 1A by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

Item 5. OTHER INFORMATION.

          Not applicable

Item 6. EXHIBITS.

(3)	(A)	Charter of TIAA (as amended)[1]
	*(B)	Bylaws of TIAA (as amended)

(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3], Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]
	(B)	Forms of Income-Paying Contracts[3]

(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation[5]
	(B)	Custodial Services Agreement, dated as of June 1, 1995, by and between TIAA and Morgan Guaranty Trust Company of New York on behalf of the Real Estate Account (Agreement assigned to Bank of New York, January 1996)[3]
	(C)	Distribution and Administrative Services Agreement, dated September 29, 1995, by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc.[3] (as amended effective as of May 1, 2005)[4] and as amended, effective April 28, 2006[6]

*(31) Rule 13a-15(e)/15d-15(e) Certifications
*(32) Section 1350 Certifications

* Filed herewith

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

DATE: November 14, 2006

TIAA REAL ESTATE ACCOUNT

By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: November 14, 2006
By:	/s/ Georganne C. Proctor

Georganne C. Proctor

Executive Vice President and
Chief Financial Officer