Form 10-K
period 2006-12-31
TIAA REAL ESTATE ACCOUNT
filed 2007-03-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ___                               NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

YES ___                               NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X                              NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X — Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___                               NO X

Aggregate market value of voting stock held by non-affiliates: Not Applicable

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item	Page
Part I
Item 1. Business	2
Item 1A. Risk Factors	3
Item 2. Properties	10
Item 3. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Part II
Item 5. Market for Registrant’s Common Stock, Related
Stockholder Matters, and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	19
Item 7. Management’s Discussion and Analysis of
Account’s Financial Condition and Operating Results	21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	36
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	71
Item 9A. Controls and Procedures	71
Part III
Items 10 and 11. Directors, Executive Officers, and Corporate
Governance of the Registrant; Executive Compensation	72
Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters	75
Item 13. Certain Relationships and Related Transactions,
and Director Independence	75
Item 14. Principal Accountant Fees and Services	75
Part IV
Item 15. Exhibits and Financial Statement Schedules	77
Signatures	78

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

          Investment Objective. The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account also invests in publicly-traded securities and other investments that are easily converted to cash to make redemptions, purchase or improve properties, or cover expenses.

          Investment Strategy. The Account intends to invest between 75 percent and 90 percent of its assets directly in real estate or real estate-related investments. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments through joint ventures, real estate partnerships or real estate equity securities. To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that primarily own or manage real estate), and collateralized mortgage obligations, including commercial mortgage-backed securities and other similar instruments. The Account may also make foreign investments, which are expected to comprise no more than 25% of the Account’s total assets.

          The Account will invest the remaining portion of its assets in government and corporate debt securities, money market instruments, and, at times, stock of companies that do not primarily own or manage real estate. In some circumstances, the Account can increase the portion of its assets invested in debt securities or money market instruments. This could happen if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, or the Account anticipates a need to have more cash available.

          The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on market conditions and real estate prospects, among other factors.

          Net Assets and Portfolio Investments. As of December 31, 2006, the Account’s net assets totaled $14,132,692,512. At December 31, 2006, the Account held a total of 121 real estate properties (including its interests in 12 real estate-related joint ventures), representing 80.03% of the Account’s total investment portfolio (“Total Investments”). As of that date, the Account also held investments in a mortgage loan receivable, representing 0.48% of Total Investments, real estate equity securities, representing 3.99% of Total Investments, commercial mortgage backed securities (CMBSs), representing 0.55% of Total Investments, real estate limited partnerships, representing 1.80% of Total Investments, commercial paper representing 10.79% of Total Investments, and government bonds, representing 2.36% of Total Investments.

          Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this report and in the Account’s prospectus (as supplemented from time to time).

          Personnel and Management. The Real Estate Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA’s Board of Trustees and Investment Committee thereof, manage the investment of the Account’s assets pursuant to investment management procedures adopted by TIAA for the Account. TIAA and TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, provide all portfolio accounting, custodial, distribution, administrative and related services for the Account at cost.

          Available Information. The Account’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org. Information contained on this website is expressly not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

          The Account’s assets and income can be affected by many factors, and investors should consider the specific risks presented below, among others, before investing in the Account. In this section, the Account is sometimes referred to as “we” and “our.” Please refer to the section entitled “Statements Regarding Forward-Looking Information,” which is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks of Real Estate Investing

          General Risks of Acquiring and Owning Real Property: The Account is subject to the risks inherent in acquiring and owning real property, including:

  Competition for real estate investments and any resulting delays in the acquisition of investments may increase the Account’s costs or otherwise adversely affect the Account’s investment results.

  The Account’s property values or rental and occupancy rates could go down due to general global economic conditions, a weak market for real estate generally or in specific locations, changing supply and demand for certain types of properties, natural disasters, terrorist attacks or other man-made events.

  A property may be unable to attract and retain tenants, which means that rental income would decline. This situation could be exacerbated if a concentration of lease expirations occurred during any one period.

  The Account could lose revenue if tenants do not pay rent, or if the Account is forced to terminate a lease for nonpayment. Any disputes with tenants could also involve costly litigation.

  A property’s profitability could go down if operating costs not reimbursed by tenants, such as property taxes, utilities, maintenance, and insurance costs, go up in relation to gross rental income, or if the property needs unanticipated repairs and renovations.

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

          Appraisal Risks: Real estate appraisals are only estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. If an appraisal is too high, the Account’s value could go down upon reappraisal or if the property is sold for a lower price than the appraisal. If appraisals are too low, those who redeem prior to an adjustment to the valuation or a property sale will have received less than the true value of the Account’s assets. Further, the Account generally obtains appraisals only on a quarterly basis, and there will be circumstances in the interim in which the true value of a property is not reflected in the Account’s daily net asset value calculation.

          Risks of Borrowing: The Account may borrow, in the aggregate, either directly or through its joint venture investments, an amount up to 30% of the Account’s Total Net Assets, and the Account may borrow up to 70% of the then-current value of a particular property. Among the risks of borrowing money and investing in a property subject to a mortgage are:

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

  If the Account takes out variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-market rates for a significant period of time.

  The market valuation of mortgage loans payable could have an adverse impact on the Account’s performance.

          Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, property taxes, and fiscal, accounting, environmental or other government policies, could operate or change in a way that hurts the Account and its properties. For example, these regulations could raise the cost of owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all due to the increased costs associated with regulatory compliance.

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

  If a co-venturer doesn’t follow the Account’s instructions or adhere to the Account’s policies, the jointly-owned properties, and consequently the Account, might be exposed to greater liabilities than expected.

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

Risks of Making Mortgage Loan Investments

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

  If interest rates are volatile during the loan period, the Account’s variable-rate mortgage loans could have volatile yields. Further, to the extent the Account makes mortgage loans with fixed interest rates, it may receive lower yields if interest rates rise generally.

      •  Prepayment Risks: The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, we may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate.

      •  Interest Limitations: The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, we could incur penalties or may not be able to enforce payment of the loan.

      •  Risks of Participations: Participating mortgages are subject to the following additional risks:

  The participation feature, in tying the Account’s returns to the performance of the underlying asset, might generate insufficient returns to make up for the higher interest rate the loan would have obtained without the participation feature.

  In very limited circumstances, a court could possibly characterize the Account’s participation interest as a partnership or joint venture with the borrower and the Account could lose the priority of its security interest, or be liable for the borrower’s debts.

Risks of Investing in Real Estate Investment Trust (“REIT’) Securities

          Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by the trust, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk, price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates.

          In addition, REITs are tax regulated entities established to invest in real estate-related assets. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. As a result, REITs are subject to tax risk in continuing to qualify as a REIT.

Risks of Mortgage-Backed Securities

          Mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors.

          The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments.

          Further, these securities may be harder to sell than other securities.

Risks of Liquid Investments

          The Account’s investments in marketable securities and mortgage loans receivable are subject to the following general risks:

  Financial Risk — The risk, for debt securities, that the issuer will not be able to pay principal and interest when due and, for common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

  Market Risk — The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

  Interest Rate Volatility — The risk that interest rate volatility may affect the Account’s current income from an investment.

Risks of Foreign Investments

          In addition to other investment risks noted above, foreign investments present the following special risks:

  Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.

  The value of foreign investments or rental income can go up or down due to changes in currency rates, currency exchange control regulations, possible expropriation or confiscatory taxation, political, social, and economic developments, and foreign regulations.

  The Account may, but is not required to, seek to hedge its exposure to changes in currency rates, which could involve extra costs. Hedging might not be successful.

  It may be more difficult to obtain and collect a judgment on foreign investments than on domestic ones.

No Opportunity for Prior Review of Purchase

          Investors do not have the opportunity to evaluate the economic merit of the purchase of a property or other investment before the Account completes the purchase, so investors will need to rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objective and pursue specific investments without the consent of the Account’s investors.

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

          If the Account were obligated to register as an investment company, the Account would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on certain investments, compliance with reporting, record keeping, voting and proxy disclosure requirements and other rules and regulations that could significantly increase its operating expenses and reduce its operating flexibility. To maintain compliance with the exemptions from the Investment Company Act, the Account may be unable to sell assets it would otherwise want to sell and may be unable to purchase securities it would otherwise want to purchase, which might materially adversely impact the Account’s performance.

ITEM 2.    PROPERTIES.

THE PROPERTIES—IN GENERAL

          In the table below you will find general information about each of the Account’s property investments as of December 31, 2006. The Account's property investments include both properties that are wholly-owned by the Account and properties owned by the Account's joint venture investments. Certain property investments are comprised of a portfolio of properties.

						Annual Avg.
				Rentable		Base Rent
Property		Year	Year	Area	Percent	Per Leased	Market
Investment	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)

OFFICE PROPERTY INVESTMENTS
1001 Pennsylvania Ave	Washington, DC	1987	2004	802,390	100%	$34.11	$552,502,209	(4)
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	395,784	81%	$63.96	$428,574,628	(4)(5)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	94%	$30.05	$421,000,000	(4)
IDX Tower	Seattle, WA	2002	2004	845,533	98%	$28.07	$398,990,017	(4)
The Newbry	Boston, MA	1940-1961(6)	2006	607,685	100%	$39.72	$370,745,525
Four Oaks Place	Houston, TX	1983	2004	1,754,366	96%	$17.55	$306,200,984
780 Third Avenue	New York, NY	1984	1999	487,501	91%	$40.89	$298,000,000
99 High Street	Boston, MA	1971	2005	731,204	90%	$32.30	$291,806,564	(4)
Lincoln Centre	Dallas, TX	1984	2005	1,635,352	90%	$16.80	$270,000,000	(4)
1900 K Street	Washington, DC	1996	2004	342,884	100%	$40.72	$255,002,226
701 Brickell	Miami, FL	1986(7)	2002	677,667	96%	$30.44	$231,239,379
Embarcadero Center West	San Francisco, CA	1988	2005	472,261	87%	$30.16	$231,000,000
1401 H Street NW	Washington, D.C.	1992	2006	348,629	96%	$38.39	$207,806,286	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	261,932	98%	$48.32	$204,084,734	(4)
161 North Clark Street(8)	Chicago, IL	1992	2003	1,010,520	94%	$15.10	$189,183,793
Yahoo! Center(9)	Santa Monica, CA	1984	2004	1,082,952	99%	$32.13	$187,766,625
Mellon Financial Center at
One Boston Place(10)	Boston, MA	1970(7)	2002	802,716	94%	$38.17	$177,900,327
Ten & Twenty Westport Road	Wilton, CT	1974(7), 2001	2001	538,840	100%	$30.03	$175,000,000
980 9th Street and
1010 8th Street(11)	Sacramento, CA	1992	2005	481,885	94%	$21.58	$168,000,000

						Annual Avg.
				Rentable		Base Rent
Property		Year	Year	Area	Percent	Per Leased	Market
Investment	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)
Millennium Corporate Park	Redmond, VA	1999, 2000	2006	536,884	100%	$14.83	$139,107,181
Urban Centre	Tampa, FL	1984, 1987	2005	549,375	96%	$19.49	$121,000,000
Morris Corporate Center III	Parsippany, NJ	1990	2000	525,154	78%	$17.12	$114,857,104
Inverness Center	Birmingham, AL	1980-1985	2005	903,857	99%	$12.00	$112,256,914
Prominence in Buckhead(8)	Atlanta, GA	1999	2003	424,309	95%	$27.17	$107,256,320
Treat Towers(8)	Walnut Creek, CA	1999	2003	367,313	78%	$24.63	$94,023,131
88 Kearny Street	San Francisco, CA	1986	1999	228,470	99%	$43.53	$90,310,024
The Ellipse at Ballston	Arlington, VA	1989	2006	195,743	97%	$31.61	$85,439,350
Oak Brook Regency Towers	Oakbrook, IL	1977(7)	2002	402,318	83%	$13.64	$83,200,000
Sawgrass Office Portfolio	Sunrise, FL	1997-2000	1997,
			1999-2000	344,009	97%	$13.81	$72,000,000
Centerside I	San Diego, CA	1982	2004	205,137	79%	$21.25	$67,000,000
The North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	350,004	100%	$10.91	$63,500,000
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	90%	$31.68	$62,000,000
West Lake North
Business Park	Westlake Village, CA	2000	2004	198,558	100%	$28.47	$61,000,000
Parkview Plaza	Oakbrook, IL	1990	1997	263,912	86%	$11.77	$59,400,000
3 Hutton Centre	Santa Ana, CA	1985(7)	2003	197,817	100%	$25.38	$59,011,323
Monument Place	Fairfax, VA	1990	1999	221,538	98%	$20.90	$58,600,000
One Virginia Square	Arlington, VA	1999	2004	116,077	100%	$31.52	$53,000,000
The Pointe on Tampa Bay	Tampa, FL	1982(7)	2002	250,357	100%	$23.69	$50,573,824
Capitol Place	Sacramento, CA	1988(7)	2003	151,803	96%	$27.32	$50,331,828
Wellpoint	Westlake Village, CA	1986, 1998	2006	208,000	100%	$13.23	$49,000,000
Park Place on Turtle Creek	Dallas, TX	1986	2006	177,169	98%	$24.36	$44,573,669
4200 West Cypress Street	Tampa, FL	1989	2003	220,579	99%	$21.61	$43,100,425
Tysons Executive Plaza II(12)	McLean, VA	1988	2000	259,614	97%	$24.15	$40,570,382
Creeksides at CenterPoint	Kent, WA	1985	2006	218,589	81%	$12.36	$40,508,139
10 Waterview Boulevard	Parsippany, NJ	1984	1999	208,601	58%	$12.95	$32,100,000
9 Hutton Centre	Santa Ana, CA	1990	2001	149,946	82%	$16.40	$29,000,000
Columbus Portfolio	Various, OH	1997-1998	1999, 2001	259,694	89%	$10.00	$24,600,000
Needham Corporate Center	Needham, MA	1987	2001	138,684	75%	$13.20	$22,712,550
Batterymarch Park II	Quincy, MA	1986	2001	104,718	53%	$10.08	$13,234,314
Office Property Investments					92%		$7,308,069,775

INDUSTRIAL PROPERTY INVESTMENTS
Ontario Industrial Portfolio(13)	Various, CA	1997-1998	1998, 2000,
			2004	3,584,769	100%	$ 3.31	$270,000,000	(4)
Dallas Industrial Portfolio(14)	Dallas and
	Coppell, TX	1997-2001	2000-2002	3,886,541	90%	$ 2.44	$153,210,519
Southern California RA
Industrial Portfolio	Los Angeles, CA	1982	2004	920,028	96%	$ 5.31	$97,558,473

						Annual Avg.
				Rentable		Base Rent
Property		Year	Year	Area	Percent	Per Leased	Market
Investment	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)
Cabot Industrial Portfolio	Rancho
	Cucamonga, CA	2000-2002	2000, 2001,
			2002, 2004	1,214,475	100%	$ 3.71	$88,200,000
Chicago Industrial Portfolio(15)	Chicago and
	Joliet, IL	1997-2000	1998, 2000	1,577,606	90%	$ 3.83	$89,104,640
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,945,693	95%	$ 2.18	$77,863,416
Shawnee Ridge
Industrial Portfolio(16)	Atlanta, GA	2000-2005	2005	1,422,922	100%	$ 3.05	$76,117,193
Chicago Caleast
Industrial Portfolio	Chicago, IL	1974-2005	2003	1,493,706	93%	$ 2.52	$74,999,590
Northern California RA
Industrial Portfolio	Oakland, CA	1981	2004	741,456	93%	$ 4.06	$71,317,741
IDI National Portfolio(17)	Various, U.S.	1999-2004	2004	3,655,671	98%	$ 3.30	$70,348,753
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	97%	$ 4.03	$69,362,219
IDI Kentucky Portfolio	Various, KY	1998-2000	1998, 2000,
			2005	1,437,022	100%	$ 3.24	$66,552,034
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	$ 4.15	$66,000,000
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100%	$ 4.24	$60,600,000
Memphis Caleast
Industrial Portfolio	Memphis, TN	1996-1997	2003	1,600,232	100%	$ 2.01	$52,500,000
GE Appliance East Coast
Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	$ 2.82	$48,000,000
Pinnacle Industrial/DFW
Trade Center	Grapevine, TX	2003, 2004,
		2006	2006	899,200	100%	$ 3.49	$45,874,807
New Jersey Caleast
Industrial Portfolio	Cranbury, NJ	1982-1989	2003	807,773	50%	$ 2.23	$41,920,988
East North Central RA
Industrial Portfolio	Chicago, IL	1978	2004	541,266	96%	$ 4.65	$37,503,284
Broadlands Business Park	Elkton, MD	2006	2006	756,690	100%	$ 2.85	$35,002,731
Centre Pointe and	Los Angeles
Valley View	County, CA	1965-1989	2004	307,685	100%	$ 4.10	$32,385,980
Northeast RA
Industrial Portfolio	Boston, MA	2000	2004	384,000	100%	$ 5.60	$30,900,000
1900 South Burgundy Place	Ontario, CA	1988-1999	2006	397,125	100%	$ 3.69	$28,045,226
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	$ 2.52	$26,300,000
Eastgate Distribution Center	San Diego, CA	1996	1997	200,000	100%	$ 7.02	$25,558,962
Airways Distribution Center	Memphis, TN	2005	2006	556,600	100%	$ 3.20	$24,857,278
Konica Photo Imaging
Headquarters	Mahwah, NJ	1999	1999	168,000	100%	$11.25	$23,100,000
Weber Distribution	Rancho
	Cucamonga, CA	1988	2006	275,760	100%	$ 4.04	$20,800,000
Northwest RA
Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	$ 3.51	$20,684,499
Landmark at Salt Lake City
(Building #4)	Salt Lake City, UT	2000	2000	328,508	85%	$ 2.77	$16,509,871

							Annual Avg.
				Rentable			Base Rent
Property		Year	Year	Area		Percent	Per Leased	Market
Investment	Location	Built	Purchased	(Sq. ft.)(1)		Leased	Sq. Ft.(2)	Value(3)
Mideast RA
Industrial Portfolio	Wilmington, DE	1989	2004	266,141		90%	$ 3.22	$16,014,758
UPS Distribution Facility	Fernley, NV	1998	1998	256,000		100%	$ 4.07	$15,000,000
FEDEX Distribution Facility	Crofton, MD	1998	1998	110,842		100%	$ 7.18	$8,500,000
Mountain RA
Industrial Portfolio	Phoenix, AZ	1989	2004	136,704		100%	$ 2.14	$6,605,429
Butterfield Industrial Park(18)	El Paso, TX	1980-1981	1995	183,510		100%	$ 2.39	$5,100,000
Industrial Property Investments						96%		$1,892,398,391

RETAIL PROPERTY INVESTMENTS
Florida Retail Portfolio(19)	Various, FL	1974-2005	2006	1,259,554		100%	$15.94	$265,396,677
The Florida Mall(20)	Orlando, FL	1986(7)	2002	921,370	(21)	99%	$37.71	$237,919,775
West Town Mall(20)	Knoxville, TN	1972(7)	2002	761,357	(21)	97%	$19.18	$126,214,963
Miami International Mall(20)	Miami, FL	1982(7)	2002	290,299	(21)	97%	$37.03	$97,300,131
Marketfair	West Windsor, NJ	1987	2006	235,144		99%	$20.74	$94,058,427
Westwood Marketplace	Los Angeles, CA	1950(7)	2002	202,201		100%	$29.95	$91,467,954
Mazza Gallerie	Washington, DC	1975	2004	293,935		98%	$18.46	$86,350,179
Publix at Weston Commons	Weston, FL	2005	2006	126,922		97%	$22.04	$54,411,436	(4)
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,653		90%	$11.55	$50,900,000
South Frisco Village	Frisco, TX	2002	2006	227,175		99%	$13.47	$47,014,065	(4)
The Market at Southpark	Littleton, CO	1988	2004	190,080		96%	$12.03	$35,800,000
Suncrest Village	Orlando, FL	1987	2005	93,358		100%	$ 9.48	$17,009,378
Plantation Grove	Ocoee, FL	1995	1995	73,655		100%	$12.31	$15,010,406
Retail Property Investments						98%		$1,218,853,391

OTHER COMMERCIAL PROPERTY INVESTMENTS
Storage Portfolio I(22)	Various, U.S.	1972-1990	2003	2,226,549		83%	$ 9.64	$74,864,074
Commercial Property Investments						94%		$10,494,185,631

RESIDENTIAL PROPERTY INVESTMENTS(23)
Houston Apartment
Portfolio(24)	Houston, TX	1984-2004	2006	NA		93%	NA	$306,042,523
Kierland Apartment
Portfolio(25)	Scottsdale, AZ	1996-2000	2006	NA		96%	NA	$206,100,000
Palomino Park Apartments	Denver, CO	1996-2001	2005	NA		92%	NA	$184,000,000
Phoenix Apartment	Greater Phoenix
Portfolio(26)	Area, AZ	1995-1998	2006	NA		94%	NA	$182,900,000
The Legacy at Westwood
Apartments	Los Angeles, CA	2001	2002	NA		94%	NA	$110,231,593
The Colorado	New York, NY	1987	1999	NA		99%	NA	$100,000,000
Larkspur Courts	Larkspur, CA	1991	1999	NA		93%	NA	$93,043,346
Ashford Meadows
Apartments	Herndon, VA	1998	2000	NA		92%	NA	$89,091,341

						Annual Avg.
				Rentable		Base Rent
Property		Year	Year	Area	Percent	Per Leased	Market
Investment	Location	Built	Purchased	(Sq. ft.)(1)	Leased	Sq. Ft.(2)	Value(3)
1050 Lenox Park	Atlanta, GA	2001	2005	NA	97%	NA	$79,470,836
Regents Court Apartments	San Diego, CA	2001	2002	NA	92%	NA	$67,800,000
South Florida Apartment	Boca Raton and
Portfolio	Plantation, FL	1986	2001	NA	96%	NA	$65,099,785
The Caruth	Dallas, TX	1999	2005	NA	96%	NA	$60,007,237
The Reserve at Sugarloaf	Duluth, GA	2000	2005	NA	99%	NA	$49,500,000	(4)
Glenridge Walk	Atlanta, GA	1996, 2001	2005	NA	97%	NA	$48,710,574
The Lodge at Willow Creek	Denver, CO	1997	1997	NA	96%	NA	$39,501,399
The Maroneal	Houston, TX	1998	2005	NA	95%	NA	$39,113,694
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	NA	93%	NA	$37,781,555
Westcreek Apartments	Westlake Village, CA	1988	1997	NA	95%	NA	$35,300,000
The Legends at Chase Oaks	Plano, TX	1997	1998	NA	98%	NA	$29,025,236
The Fairways of Carolina	Margate, FL	1993	2001	NA	96%	NA	$25,309,965
Royal St. George	W. Palm Beach, FL	1995	1996	NA	97%	NA	$25,000,000
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	NA	95%	NA	$24,006,100
The Greens at Metrowest
Apartments	Orlando, FL	1990	1995	NA	91%	NA	$21,011,825
Residential Property Investments					95%		$1,918,047,009
Total—All Property Investments							$12,412,232,640

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.
(2)

Based on total contractual rent on leases existing as of December 31, 2006. For those properties purchased in the fourth quarter of 2006, the rent is based on the existing leases as of the date of purchase. The contractual rent can either be on a gross or a net basis, depending on the terms of the individual leases.

(3)

Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments (contained in “Item 8. Financial Statements and Supplementary Data”).

(4)	Market value shown represents the Account’s interest gross of debt.
(5)	This property is located in London, the United Kingdom, and the market value is converted from British pounds to U.S. dollars at the exchange rate as of December 31, 2006.
(6)	This property was renovated in 2004 and 2006.
(7)	Undergone extensive renovations since original construction.
(8)	The property is held in a 75%/25% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture.
(9)

Formerly known as “Colorado Center”, this property is held in a 50%/50% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(10)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in the joint venture.

(11)	Formerly known as “U.S. Bank Plaza.”
(12)	The property is held in a 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.
(13)	The Ontario Industrial Portfolio contains six investment properties, including one portfolio which consists of 1.1million square feet located in Mira Loma, California.
(14)	The Dallas Industrial Portfolio contains 11 warehouse distribution properties located in Dallas and Copell, Texas.
(15)	On October 5, 2006, the Account purchased Prairie Point Corporate Park, an industrial building in Bolingbrook, IL. This property was consolidated into the existing Chicago Industrial Portfolio.

(16)	On October 5, 2006, the Account purchased Hamilton Mill Business Center, an industrial building in Buford, GA. This property was consolidated into the existing Shawnee Ridge Industrial Portfolio.
(17)	The property is held in a 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.
(18)	Leasehold Interest Only.
(19)

This property investment is held in a 80%/20% joint venture with Weingarten Realty Investors. Market value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains seven neighborhood and/or community shopping centers located in the Ft. Lauderdale, Miami, Orlando and Tampa, Florida areas.

(20)	Each property is held in a 50%/50% joint venture with the Simon Property Group. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.
(21)	Reflects the square footage owned by the joint venture.
(22)	The property is held in a 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.
(23)	For the average unit size and annual average rent per unit for each residential property, see “Residential Properties” below.
(24)	The Houston Apartment Portfolio contains 11 properties that are a mix of two and three-story luxury garden style apartments and are located in Houston, Texas.
(25)	The Kierland Apartment Portfolio contains three properties that are a mix of two and three-story luxury garden style apartments and are located in Scottsdale, Arizona.
(26)	The Phoenix Apartment Portfolio contains four properties that are a mix of two and three-story luxury garden style apartments and are located in the greater Phoenix area in Arizona.

Commercial (Non-Residential) Properties

          At December 31, 2006, the Account held 98 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twelve of these properties were held through joint ventures, and 18 were subject to mortgages. Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed in whole or in part by the tenants.

          Management believes that the Account’s portfolio is well diversified by both property type and geographic location. The portfolio consists of: 49 office properties containing approximately 23 million square feet located in 13 states, the District of Columbia and the United Kingdom; 35 industrial properties containing 35 million square feet located in 14 states, including a 60% interest in a portfolio of industrial properties located throughout the United States; and 13 retail properties containing approximately five million square feet located in six states and the District of Columbia. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.2 million square feet.

          As of December 31, 2006, the average overall occupancy rate of the Account’s commercial real estate portfolio was 94%. On an average basis, the Account’s office properties were 92% leased, industrial properties were 96% leased, retail properties were 98% leased, and the storage portfolio was 83% leased.

Residential Properties

          The Account’s residential property portfolio currently consists of 23 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 11,106 units located in nine states and has a 95% average occupancy rate. One of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties.

          The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2006.

			Average	Avg. Rent
		Number	Unit Size	Per Unit/
Property	Location	of Units	(Square Feet)	Per Month

The Greens at Metrowest	Orlando, FL	200	920	$ 940
The Royal St. George Apts	West Palm Beach, FL	224	870	$1,056
Westcreek Apartments	Westlake Village, CA	126	951	$1,819
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	$1,272
Lodge at Willow Creek	Denver, CO	316	996	$1,008
Legends at Chase Oaks	Plano, TX	346	972	$1,082
The Colorado	New York, NY	256	622	$2,703
Larkspur Courts	Larkspur, CA	248	1,001	$2,086
Ashford Meadows	Herndon, VA	440	1,050	$1,435
South Florida Apartment Portfolio	Boca Raton, Plantation, FL	550	889	$1,105
Fairways of Carolina	Margate, FL	208	1,026	$1,160
Quiet Waters Apartments	Deerfield Beach, FL	200	1,048	$1,250
Legacy at Westwood	Los Angeles, CA	187	1,181	$4,223
Regents Court	San Diego, CA	251	884	$1,717
The Reserve at Sugarloaf	Duluth, GA	333	1,220	$1,149
The Maroneal	Houston, TX	309	928	$1,207
Glenridge Walk	Atlanta, GA	296	1,142	$1,337
1050 Lenox Park	Atlanta, GA	407	1,023	$1,386
Caruth at Lincoln Park	Dallas, TX	338	1,168	$1,680
Palomino Park	Highlands Ranch, CO	1,184	1,095	$1,520
Houston Apartment Portfolio	Houston, TX	2,295	1,062	$1,332
Phoenix Apartment Portfolio	Greater Phoenix, AZ	1,176	996	$1,084
Kierland Apartment Portfolio	Scottsdale, AZ	1,000	1,049	$1,166

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
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

          (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets. For the period from January 1, 2006 to December 31, 2006, the high and low accumulation unit values for the Account were $273.6530 and $239.9535, respectively. For the period January 1, 2005 to December 31, 2005, the high and low accumulation unit values for the Account were $239.9535 and $210.0714, respectively.

          Approximate Number of Holders. The number of contract owners at December 31, 2006 was 1,001,694.

          Dividends. Not applicable.

          (b) Use of Proceeds: Not applicable.

          (c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA.

          The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Investment income:
Real estate income, net	$444,782,843	$340,089,550	$239,429,500	$224,938,080	$198,998,685
Income from real estate joint ventures and limited partnerships	84,671,528	71,826,443	71,390,397	31,989,569	17,077,072
Dividends and interest	135,407,210	70,999,212	27,508,560	19,461,931	26,437,901
Total investment income	664,861,581	482,915,205	338,328,457	276,389,580	242,513,658
Expenses	83,448,664	56,100,197	36,728,425	31,654,065	23,304,336
Investment income, net	581,412,917	426,815,008	301,600,032	244,735,515	219,209,322
Net realized and unrealized gain (loss) on investments and mortgage notes payable	1,032,787,765	765,970,272	414,580,303	58,837,371	(102,967,284)
Net increase in net assets resulting from operations	1,614,200,682	1,192,785,280	716,180,335	303,572,886	116,242,038
Participant transactions	1,969,780,728	2,110,375,836	1,735,947,490	813,860,715	346,079,345
Net increase in net assets	$3,583,981,410	$3,303,161,116	$2,452,127,825	$1,117,433,601	$462,321,383

	December 31,
	2006	2005	2004	2003	2002
Total assets	$15,759,961,333	$11,685,426,413	$7,843,979,924	$4,867,089,727	$3,731,503,245
Total liabilities	1,627,268,821	1,136,715,311	598,429,938	73,667,566	55,514,685
Total net assets	$14,132,692,512	$10,548,711,102	$7,245,549,986	$4,793,422,161	$3,675,988,560
Accumulation units outstanding	50,142,688	42,623,491	33,337,597	24,724,183	20,346,696
Accumulation unit value	$273.65	$239.95	$210.44	$186.94	$173.90
Mortgage notes payable	$1,437,149,148	973,502,186	$499,479,256	—	—

Quarterly Selected Financial Information

          The following selected unaudited financial data for each full quarter of 2006 and 2005 are derived from the financial statements of the Account for the years ended December 31, 2006 and 2005.

	2006
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$117,280,069	$135,154,810	$173,662,421	$155,315,617
Net realized and unrealized gain
on investments and mortgage
loans payable	229,766,395	411,609,818	266,396,224	125,015,328
Net increase in net assets resulting
from operations	$347,046,464	$546,764,628	$440,058,645	$280,330,945
Total return	3.21%	4.69%	3.43%	2.04%

	2005
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$93,301,077	$98,805,190	$114,048,282	$120,660,459
Net realized and unrealized gain
on investments and mortgage
loans payable	21,210,579	263,101,053	267,884,516	213,774,124
Net increase in net assets resulting
from operations	$114,511,656	$361,906,243	$381,932,798	$334,434,583
Total return	1.52%	4.38%	4.13%	3.33%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL
CONDITION AND OPERATING RESULTS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins on page 35, and the section entitled “Item 1A. Risk Factors,” which begins on page 3. The past performance of the Account is not indicative of future results.

2006 Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. Commerical real estate enjoyed another strong year of performance in 2006. The continued positive performance of commercial real estate markets is a reflection of positive economic indicators and improved real estate market fundamentals, as discussed in the following section. While economic growth was relatively strong throughout the year, the Federal Reserve Board reported in its January 2007 “Beige Book,” which summarizes economic conditions in the 12 Federal Reserve Districts, that economic activity had moderated in several Districts since its November 2006 report. However, the Federal Reserve Board also stated that commercial real estate markets remained very active throughout the country: “…in contrast to the housing sector, commercial real estate markets continued to see strong activity in most Districts.”

          Investor demand for commercial real estate in 2006 was fueled by the solid performance of the U.S. economy, healthy market fundamentals, a dip in interest rates in the second half of 2006, and relatively attractive returns when compared to other asset classes. Unlike the single family housing market, which experienced softening in demand and prices, commercial real estate prices and investment activity increased in 2006. According to Real Capital Analytics, one of the primary industry sources of commercial real estate transaction data, commercial real estate transactional volume in 2006 totaled approximately $307 billion, an 11% increase over 2005. A number of REIT privatization transactions and the $5 billion purchase price paid for a single property (Peter Cooper Village/Stuyvesant Town in New York City) were responsible for a sizeable share of the 2006 increase, which may make it difficult for the commercial real estate market to sustain this pace in 2007.

          While management believes that economic and real estate market fundamentals should remain stable to positive in the near term, commercial real estate markets are cyclical over the longer term and, therefore, are subject to change. Geopolitical and economic risks, changes in interest rates or monetary policy, industry or sector slowdowns, the dynamics of supply and demand for commercial real estate and changing demographics are but a few of the factors which can affect commercial real estate values and, consequently, the performance of the Account. While management cannot predict the exact nature or timing of such changes or the magnitude of their impact, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes could have a direct and meaningful impact on the returns of the Account. Please refer to the section entitled “Item 1A. Risk Factors,” which begins on page 3, for a more detailed description of the risks associated with an investment in the Account.

          It is also important to note that, while the single family residential real estate market has slowed to varying degrees in particular markets throughout the country, the Account does not directly invest in single family residential real estate. Historically, there has not been a strong link between commercial real estate and single family housing because different market fundamentals drive the performance of each. The volatility in interest rates had an immediate negative impact on the affordability of single family housing while not affecting commercial real estate values in the short term. During this same period, the commercial real estate market has been experiencing improved market conditions (improving occupancies and increases in rental rates) and moderate levels of new construction.

Investments as of December 31, 2006

          As of December 31, 2006, the Account had total net assets in the amount of $14,132,692,512, a 4% increase from the end of the third quarter of 2006 and a 34% increase from year-end 2005. The growth in net assets was due to the strong inflow of premiums and net transfers into the Account, combined with a healthy increase in net investment income and capital appreciation on the Account’s investment portfolio during the year ended December 31, 2006, as compared to 2005.

          As of December 31, 2006, the Account owned a total of 121 real estate property investments (109 of which were wholly-owned and 12 of which were held in joint ventures) representing 80.03% of the Account’s total investment portfolio. The real estate portfolio included 49 office properties (six of which were held in joint ventures and one located in London, UK), 35 industrial properties (including one held in a joint venture), 23 apartment complexes, 13 retail properties (including four held in joint ventures), and a 75% joint venture interest in a portfolio of storage facilities. Of the 121 real estate property investments, only 18 were subject to debt. Total debt on the Account’s wholly-owned real estate portfolio as of December 31, 2006 was $1,437,149,148, representing 10.17% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of December 31, 2006 was $1,909,316,373, representing 13.51% of Total Net Assets.

          Management believes the Account’s real estate and real estate-related transactional activity in the year ended December 31, 2006 was strong. The Account purchased 23 property investments, including a joint venture interest, for a total net equity investment of $2.3 billion. These purchases were diversified by both location (12 states and Washington, D.C.) and sector. The Account purchased an 80% joint venture interest in four retail centers, and purchased nine office properties, seven industrial properties, three retail properties and three apartment properties. Two of the seven industrial properties were consolidated into existing portfolios. The Account also sold nine property investments (four apartment and five office properties), for approximately $381.9 million. These properties had either maximized in value, under-performed, or represented properties needing significant capital infusions in the future, which could have had a negative impact on the Account’s overall performance. The properties sold had a total net realized gain of $76.1 million. In addition, the Account made a $75 million mortgage loan receivable investment secured by an apartment complex in Washington, D.C.

          Management believes that the Account’s real estate portfolio is diversified by location and property type and, at December 31, 2006, no single property investment represented more than 3.56% of its total investments or more than 4.45% of its total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan statistical area. All information is based on the values of the properties as stated in the financial statements as of December 31, 2006.

Real Estate Property Investment Diversification by Market Value
	East	West	South	Midwest	Other*	Foreign**	TOTAL
	(32)	(40)	(39)	(7)	(2)	(1)	(121)
Office (49)	22.6%	18.4%	11.5%	2.9%	0.0%	3.5%	58.9%
Apartment (23)	1.9%	7.4%	6.2%	0.0%	0.0%	0.0%	15.5%
Industrial (35)	2.6%	6.6%	3.8%	1.6%	0.6%	0.0%	15.2%
Retail (13)	1.9%	1.0%	6.9%	0.0%	0.0%	0.0%	9.8%
Other (1)	0.0%	0.0%	0.0%	0.0%	0.6%	0.0%	0.6%
TOTAL (121)	29.0%	33.4%	28.4%	4.5%	1.2%	3.5%	100.0%

( )	Number of property investments in parentheses.
*	Represents a portfolio of storage facilities and a portfolio of industrial properties located in various regions across the U.S.
**	Represents a United Kingdom real estate investment.

Top Ten Real Estate Property Investments
					% of Total
		State/	Property	Market	Real Estate	% of Total
Property Name	City	County	Type	Value ($M)(a)	Portfolio	Investments
1001 Pennsylvania Ave	Washington	DC	Office	$552.5(b)	4.45%	3.56%
1 & 7 Westferry Circus	London	UK	Office	$428.6(c)	3.45%	2.76%
50 Fremont Street	San Francisco	CA	Office	$421.0(d)	3.39%	2.71%
IDX Tower	Seattle	WA	Office	$399.0(e)	3.21%	2.57%
The Newbry	Boston	MA	Office	$370.7	2.99%	2.39%
Four Oaks Place	Houston	TX	Office	$306.2	2.47%	1.97%
Houston Apartment Portfolio	Houston	TX	Apartment	$306.0	2.47%	1.97%
780 Third Avenue	New York City	NY	Office	$298.0	2.40%	1.92%
99 High Street	Boston	MA	Office	$291.8(f)	2.35%	1.88%
Ontario Industrial Portfolio	Ontario	CA	Industrial	$270.0(g)	2.18%	1.74%

(a)	Value as reported in the 12/31/06 Statement of Investments, unless otherwise indicated. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the Account’s ownership percentage in the joint ventures.
(b)	This property is shown gross of debt. The value of the Account’s interest less leverage is $332.4M.
(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $168.3M. The market value has been converted to U.S dollars from British pounds at the exchange rate as of December 31, 2006.
(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $278.6M.
(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $246.0M.
(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $106.8M.
(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $260.1M.

Top Five Overall Market Exposure
	%	# of	% Total
Metropolitan Statistical Area	Leased	Investments	Investments

Washington-Arlington-Alexandria	96.8%	10	9.61%
Boston-Quincy	85.3%	6	5.85%
San Francisco-San Mateo-Redwood City	93.3%	4	5.39%
Los Angeles-Long Beach-Glendale	98.4%	8	5.37%
Seattle-Bellevue-Everett	95.8%	5	4.29%

          As of December 31, 2006, the Account also held investments in real estate limited partnerships, representing 1.80% of Total Investments, real estate equity securities, representing 3.99% of Total Investments, commercial mortgage-backed securities (CMBSs), representing 0.55% of Total Investments, a mortgage loan receivable representing 0.48% of Total Investments, commercial paper representing 10.79% of Total Investments, and government bonds, representing 2.36% of Total Investments.

Real Estate Market Outlook—In General

          (Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but the data is preliminary for the year ended December 31, 2006 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          The United States commercial real estate markets and the national economy continued to experience improvements throughout 2006. Commercial real estate market fundamentals improved while the national economy moved ahead, albeit more slowly in the second half of 2006. Despite the slower economic growth, capital inflow from investors to commercial real estate assets remained strong in 2006, continuing to support commercial real estate values, while moderating investment returns. Management believes it is important to remember that real estate values can be affected by prospective changes in economic and capital market conditions, as well as by changes in supply and demand at the local level.

          Economic activity expanded throughout the nation in 2006. The United States economy added a total of 2.24 million new jobs over the course of 2006 and 2.54 million new jobs in 2005. The unemployment rate dropped to 4.5% as of December 2006, from 4.9% in December 2005. Economic gains were broadly based, both geographically and across industries. While the economy did grow throughout 2006, the Federal Reserve Board reported in its January 2007 “Beige Book” that economic activity had moderated in several Districts during December. The Federal Reserve also noted, however, that “...in contrast to the housing sector, commercial real estate markets continued to see strong activity in most Districts.”

          Payroll employment growth in the Account’s primary metropolitan areas remained positive in 2006. Of the Account’s five top markets (Washington, D.C., Boston, San Francisco, Los Angeles and Seattle), based on the net equity value of the Account’s property investments, employment growth was strongest in the Seattle metropolitan area, where payroll employment grew 3.9% in

2006. Employment growth was also strong in the Washington, D.C. metropolitan area, where payroll employment grew 2.5% over the course of 2006. Employment growth was more modest in the Boston (+0.9%), San Francisco (+1.5%) and Los Angeles (+1.2%) metropolitan areas. By comparison, payroll employment grew 1.4% in the United States as a whole in 2006.

          Growth in payroll employment is highly correlated with tenant demand for commercial real estate; however, growth in employment may not immediately result in demand for space. Space demand can lag growth in employment due to the nature of the leasing cycle. Alternatively, absorption can be a leading indicator as companies lease space to accommodate anticipated hiring. The “financial activities” and “professional and business services” sectors are the primary office users, and growth in these sectors is correlated with office space demand over the long term. These two sectors added 179,000 and 442,000 jobs, respectively, over the course of 2006, and office space demand responded in kind. According to Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely-used source of real estate market data, office absorption in the United States, which is the net change in occupied space and a fundamental indicator of demand, totaled a healthy 75 million square feet in 2006. Gains in net absorption during 2006 lowered office vacancy rates throughout much of the country. Torto Wheaton Research reported that office market vacancies averaged 12.5% at year-end 2006, as compared with 13.6% at the end of 2005. In comparison, at year-end 2006, the vacancy rate of the Account’s office portfolio was 8%, well below the national average.

          Real estate conditions in the Account’s top office markets were solid in 2006. For example, in the Washington D.C. metropolitan area, where the largest concentration of the Account’s real estate investments are located, office vacancies were well below the national average at 9.1% as of year-end 2006, down from 9.3% at year-end 2005. In comparison, the average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area was significantly better and stood at 3.0% at the end of 2006. Office vacancy rates in the Boston, Los Angeles, San Francisco, and Seattle metropolitan areas, which were the Account’s other top office markets, experienced steady declines over the past year, and the average office vacancy rates in those three markets at year-end 2006 were 11.9%, 10.0%, 10.8% and 9.4%, respectively. In comparison, the Account’s office portfolios in Los Angeles, San Francisco, Seattle and Boston had an average vacancy rate at year-end 2006 of 1%, 7%, 7% and 18%, respectively. It is important to note that three of the five property investments owned by the Account in the Boston metropolitan area are located within the city of Boston and had an average vacancy rate of 5%. The remaining two property investments are located in suburban areas and had an average vacancy rate of 36% due to a slower leasing pace.

          Industrial space demand is related to a number of factors, including the national business cycle, national industrial production, international trade volumes, changes in corporate logistics and distribution systems, and employment growth in the manufacturing, wholesale trade and transportation & warehousing industries. Most of these factors have experienced sustained growth over the last several years. For example, U.S. gross domestic product (GDP), a basic indicator of the national business cycle, grew an estimated 3.3% in 2006, after growing 3.2% in 2005 and 3.9% in 2004. Similarly, national industrial production grew at a 4.4% rate in 2006, following growth of 3.2% in 2005 and 2.5% in 2004. While GDP growth and growth in industrial production slowed during the second half of the year due primarily to a slowdown in domestic auto production and weakness in the single-family housing market, those factors continued to grow at relatively healthy rates. According to Torto Wheaton Research, industrial space absorption in major U.S. metropolitan areas totaled 188 million square feet in 2006, which is a reflection of U.S. economic growth, and, as a result of the healthy absorption, industrial vacancies dipped lower in 2006. According to Torto Wheaton Research, industrial vacancies averaged 9.4% at year-end 2006 compared with 9.9% at the end of 2005. In comparison, at year-end 2006, the vacancy rate of the Account’s industrial portfolio was 4%, well below the national average.

          Industrial market vacancies in the Riverside, California metropolitan area, where the largest concentration of the Account’s industrial properties are located, averaged 7.9% at year-end 2006, which was below the national average, but up from 6.1% at year-end 2005. Still, the Riverside industrial market remained the most active industrial market in the country with over 21 million square feet of absorption in 2006, which was 30% greater than that in the next most active market. In Los Angeles, another of the Account’s top industrial markets, vacancies were also well below the national average at 4.5% at year-end 2006. The industrial market vacancy rates in the Chicago (11.4%), Dallas (11.7%), and Atlanta (13.0%) metropolitan areas were above the national average, but vacancies in these markets declined over the course of 2006. In comparison, at December 31, 2006, the Account’s industrial portfolio in Riverside was 100% occupied, and, in Los Angeles and Dallas, the Account’s industrial market vacancy rates were 2% and 5%, respectively. In the Account’s remaining top two industrial markets, Chicago and Atlanta, average vacancy rates at year-end 2006 were 7% and 2%, respectively.

          The apartment market remained healthy throughout 2006, with the slow-down in the single-family housing market producing mostly positive effects for the apartment market. While the growth of single-family housing prices slowed in 2006, past price increases had pushed housing affordability to its lowest level since 2001. The supply of rental units was significantly reduced in a number of markets by developers who removed units from the rental stock as they pursued condominium conversion plans. The pace of condo conversions and conversion-driven acquisitions slowed significantly in the second half of 2006, but the reduction in rental supply during 2005 and the first half of 2006 was sufficient to keep apartment vacancies relatively low. According to Torto Wheaton Research, apartment vacancies increased to 5.1% at year-end 2006, as compared with 5.0% at the end of 2005. In addition, apartment rents increased in a number of markets for the first time in several years, and rental concessions such as free rent were reduced or eliminated in many markets. The average vacancy rate for the Account’s apartment portfolio was 5% at the end of 2006.

          Market vacancy rates in the Phoenix metropolitan area, the Account’s top apartment market, averaged 5.3% at year-end 2006. In the Account’s other top apartment markets, market vacancy rates were higher: Houston (7.6%), Denver (5.8%), Atlanta (5.9%), and Los Angeles (2.8%) . In comparison, at December 31, 2006, the Account’s apartments located in Atlanta had an average vacancy rate of 2%, Phoenix had a vacancy rate of 5%, and in Denver, Houston and Los Angeles, average vacancy rates were 6%.

          Retail markets remained healthy in 2006. Preliminary data from the U.S. Department of Commerce indicated that retail and food service sales (excluding autos and auto parts) increased 7.3% in 2006, a significant gain given the elevated prices of oil and gasoline during much of the year. According to Torto Wheaton Research, vacancies in neighborhood and community centers increased to 8.7% at the end of 2006, versus 7.7% at year-end 2005. In comparison, the average vacancy rate at the end of 2006 for the Account’s entire retail portfolio, as well as, for its neighborhood and community centers, was 3%.

          Overall, Torto Wheaton Research believes that commercial real estate construction remains at appropriate levels to maintain the favorable real estate supply/demand conditions that existed in 2006 over the near term. Space demand is expected to track closely with construction for most property types over the next several years. According to Torto Wheaton Research, office construction nationally should total 87 million square feet over the 2007-2008 period and absorption should total 91 million square feet. Construction of industrial space is projected to total 340 million square feet over the 2007-2008 period, as compared with absorption of 304 million square feet. While industrial vacancies are expected to increase modestly to 9.8% at year-end 2008, rents are projected to grow 4.3% per year. Apartment construction is expected to total almost 425,000 units over the 2007-2008 period, and absorption is projected to total approximately 350,000 units. While apartment vacancies are expected to increase modestly in 2007-2008, they will remain low by historical standards. Further, apartment rents are projected to grow 3.2% in 2007 and 3.0% in 2008. Torto Wheaton Research expects construction of neighborhood and community centers to total 41.6 million square feet over the 2007-2008 period and absorption to total 40.8 million square feet. With construction and absorption closely aligned, retail rents are projected to grow 4.4% in 2007 and 3.3% in 2008.

Economic Outlook for 2007

          On balance, management believes that prospects for U.S. commercial real estate markets remain promising given current economic and property market conditions. Several years into recovery, the national economy shows signs of a modest slowdown in economic activity primarily due to high energy prices and a weakened single-family housing market; however, many economists believe that the economy is in the midst of a “soft landing” and that economic activity should remain healthy throughout 2007. Nationally, employment is growing at a solid pace, as is employment in key office-using industries. In addition to promising fundamentals, domestic and foreign investor demand for commercial real estate shows little sign of abating. Strong inflows should provide support to current values but are also likely to continue to exert continued pressure on property prices and future returns. The Account will seek to balance the promising market fundamentals against pricing pressures when executing its investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and an unexpected, sudden economic downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Performance

          The Account’s total return was 14.04% for the year ended December 31, 2006, two basis points higher than the 2005 annual return of 14.02% . The Account’s overall performance on a year-to-year basis reflects the continued strong performance of the Account’s real estate property investments and an increase in interest rates on its marketable securities.

          Commercial real estate has been experiencing historically high pricing for the past several years as capital has continued to flow into the asset class. While this increase in property pricing has positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. The Account’s total return (after expenses) over the past three, five and 10 years ended December 31, 2006 was 13.53%, 10.22% and 9.43%, respectively.

          The Account’s total net assets grew 34.0% from December 31, 2005 to December 31, 2006. The primary drivers of this growth were significant net participant transactions, the Account’s net investment income from its investment portfolio and the Account’s realized and unrealized gains on its investments over the last twelve months. Management believes that the net participant transfers into the Account are due to its positive historical performance and its low return volatility relative to other available investment options.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 36.2% higher for the year ended December 31, 2006, as compared to 2005. This increase was related to the increase in total net assets, which included a 35.1% increase in the Account’s real estate properties, joint venture holdings and limited partnerships.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 79.6% and 85.3% of the Account’s total investment income (before deducting Account level expenses) during 2006 and 2005, respectively. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable. The decline in the percentage of the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s interest income from its marketable securities and mortgage loan receivable.

          Gross real estate rental income increased approximately 34.9% in the year ended December 31, 2006, as compared to 2005. This increase was primarily due to the increased number and size of the Account’s wholly-owned property investments (98 at December 31,

2005 compared to 109 at December 31, 2006). Income from real estate joint ventures and limited partnerships was $84,671,528 for the year ended December 31, 2006, as compared with $71,826,443 for the year ended December 31, 2005. This 17.9% increase was due to an increase in gross rental income from the properties owned in joint ventures, as well as increased income from limited partnerships. Investment income on the Account’s investments in marketable securities increased by 90.7%, from $70,999,212 in 2005 to $135,407,210 in 2006. This increase was due to an increase in the related investments and higher interest rates in 2006.

          Total property level expenses for wholly-owned property investments for the years ended December 31, 2006 and 2005 were $389,672,945 and $278,544,030, respectively. In 2006, operating expenses and real estate taxes represented 53% and 28% of the total property level expenses, respectively, with the remaining 19% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense represented 54%, 32% and 14% of total property level expenses, respectively, in 2005. Overall, property level expenses increased by 40% from 2005 to 2006. The majority of this increase (71%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 29% of the overall increase. As of year-end 2006, there were 12 wholly-owned properties subject to debt, as compared to seven leveraged properties at year-end 2005.

          The Account also incurred expenses for the years ended December 31, 2006 and 2005 for investment advisory services ($26,899,307 and $19,603,225, respectively), administrative and distribution services ($45,712,473 and $27,130,406, respectively), and mortality, expense risk and liquidity guarantee charges ($10,836,884 and $9,366,566 respectively). The total 49% increase in these expenses was a result of the larger net asset base in the Account, on which the fees are calculated, and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $1,032,787,765 for the year ended December 31, 2006, as compared with net realized and unrealized gains on investments and mortgage loans payable of $765,970,272 for the year ended December 31, 2005. The overall increase was partially driven by the increase in net realized and unrealized gains on the Account’s real estate properties to $735,507,509 for the year ended December 31, 2006 from $619,333,773 for 2005. The Account also posted substantial net realized and unrealized gains on its marketable securities of $130,710,746 for the year ended 2006, as compared to $8,770,726 in 2005. In addition, the Account had unrealized gains on its real estate joint ventures and limited partnership holdings of $193,477,741 for the year ended December 31, 2006, as compared to unrealized gains of $167,019,921 for 2005. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the positive effect of the strong inflow of capital into the real estate market from investors, combined with improved real estate market fundamentals, which had the effect of increasing the value of the Account’s existing real estate assets. This trend, which has continued for several years, was also evidenced by the net realized gains on the properties sold in 2006. During the year ended December 31, 2006, the Account sold nine properties for total net proceeds, after selling expenses, of $381.9 million, for a cumulative net gain of $76.1 million, based on the properties’ capitalized costs. The unrealized gains on the Account’s marketable securities in 2006 were primarily associated with the Account’s investments in real estate equity securities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Performance

          The Account’s total return was 14.02% for the year ended December 31, 2005, 145 basis points higher than the 2004 total return of 12.57% . The substantial increase in the Account’s overall performance on a year-to-year basis reflected the strong performance of the Account’s real estate properties. The market value of the Account’s real estate portfolio increased substantially in 2005 due to capital appreciation of these assets as a result of the sustained growth in capital investment in the real estate market from institutional investors as well as foreign investors.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 41.5% higher for the year ended December 31, 2005, as compared to 2004. This increase is related to a 45.6% growth in Total Net Assets from year-end 2004 to year-end 2005. The growth in Total Net Assets was driven by a year-to-year 84.8% increase in net realized and unrealized gains on its investments and a 24.8% increase in net transfers and premiums into the Account.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 85.3% and 91.9% of the Account’s total investment income (before deducting Account level expenses) during 2005 and 2004, respectively. The remaining portion of the Account’s total investment income was generated by investments in marketable securities. The decline in the real estate component was due to the growth in the non-real estate assets owned by the Account as a percentage of Total Net Assets. As of year-end 2005, the Account held 89.1% of its Total Net Assets in real estate, joint ventures and limited partnership holdings, as compared to 92.2% in 2004.

          Gross real estate rental income increased approximately 55.7% in the year ended December 31, 2005 as compared to 2004. This increase was primarily due to the increased number and size of properties owned by the Account. Income from the real estate joint ventures and limited partnerships was $71,826,443 for the year ended December 31, 2005 as compared with $71,390,397 for the year ended December 31, 2004. Interest and dividend income on the Account’s marketable securities increased from $27,508,560 in 2004 to $70,999,212 in 2005 due to the increase in the amount of non-real estate assets held by the Account, as well as an increase in short term rates from 2004 to 2005.

          Total property level expenses for the years ended December 31, 2005 and 2004 were $278,544,030 and $157,768,776, respectively. In 2005, operating expenses and real estate taxes represented 54.0% and 31.6% of the total property level expenses, respectively, with the remaining 14.4% due to interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense represented 64.0%, 35.5% and 0.5% of the total property level expenses, respectively in 2004. Overall, property level expenses increased by 76.6% from 2004 to 2005, with approximately one-third of this increase attributable to interest expense in 2005. The interest expense incurred by the Account was $830,361 and $40,028,630, respectively, in 2004 and 2005. The factors influencing these year-to-year increases were an increase in the number of wholly-owned properties subject to debt, which increased from four in 2004 (all acquired in the fourth quarter of 2004) to seven in 2005, and the purchase of additional properties in 2005.

          The Account also incurred expenses for the years ended December 31, 2005 and 2004 for investment advisory services ($19,603,225 and $14,393,388, respectively), administrative and distribution services ($27,130,406 and $16,372,446, respectively) and mortality, expense risk and liquidity guarantee charges ($9,366,566 and $5,962,591, respectively). The overall 52.7% increase in expenses was a result of the larger net asset base in the Account and the increased costs associated with managing and administering the Account.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $765,970,272 for the year ended December 31, 2005, as compared to $414,580,303 for the year ended December 31, 2004. This positive variance was primarily due to a substantial increase in net realized and unrealized gain on the Account’s real estate properties to $619,333,773 for the year ended December 31, 2005, as compared to $186,313,976 for the year ended December 31, 2004. The increase was due to the capital appreciation of real estate assets attributable to the continued inflow of capital into the real estate market from institutional and other investors, which had the effect of increasing the value of real estate. This trend, which began in 2004 and increased in 2005, is further evidenced by the net realized gain of $84.8 million on the properties sold in 2005. The net proceeds of these sales were $511.5 million. The Account also had unrealized gains on its real estate joint ventures and limited partnership holdings of $167,019,921 for the year ended December 31, 2005, as compared to $162,245,601 in 2004. The Account’s marketable securities had net realized and unrealized gains totaling $8,770,726 for the year ended December 31, 2005, as compared to $67,803,292 for the year ended December 31, 2004. The primary factor in the decline was the net effect on the Account’s real estate equity securities of the relatively weak performance of the REIT market in 2005, as compared to the strong performance of this market in 2004.

Liquidity and Capital Resources

          At year-end 2006 and 2005, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $2,747,445,678 and $2,090,768,483, respectively. The increase in the Account’s liquid assets was primarily due to an increase in its net investment income and the continued net positive inflow from participant transfers and premiums into the Account, which management believes was in response to the continued strong relative performance of the Account.

          In 2006, the Account received $1,085,057,614 in premiums and $1,354,697,847 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while, for 2005, the Account received $968,189,436 in premiums and $1,435,432,984 in net participant transfers. The Account’s net investment income increased from $426,815,008 for the year ended December 31, 2005 to $581,412,917 for the year ended December 31, 2006.

          The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s expense needs and participant redemption requests (i.e., cash withdrawals, benefits, or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet participant transfer or cash withdrawal requests, TIAA’s general account will purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

          The Account, under certain conditions more fully described in the Account’s prospectus (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure the loan with one or more of its properties. The Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing a property.

Effects of Inflation and Increasing Operating Expenses

          Inflation, along with increased insurance, taxes, utilities and security costs, may increase property operating expenses in the future. These increases in operating expenses are generally billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. The Account remains responsible for the expenses for unleased space in a property as well as expenses which may not be reimbursed under the terms of an existing lease.

Critical Accounting Policies

          The financial statements of the Account are prepared in conformity with accounting principles generally accepted in the United States of America.

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

          Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle, and independent appraisers value each real estate property at least once a year. TIAA’s appraisal staff performs the other quarterly valuations of each real estate property and updates the property value if it believes that the value of a property has changed since the previous valuation or appraisal. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Real estate properties subject to a mortgage are generally valued as described; the mortgage is valued independently of the property, and its fair value is reported separately.

          Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, adjusted, for the joint ventures, to value their real estate holdings and mortgage notes payable at fair value.

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

          Mortgage Loans Payable: Estimated market values of mortgage loans payable are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below- or above-market debt and amortizes the premium or discount over the remaining life of the debt.

          Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effects of changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in the net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

          Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a gain to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is fair valued and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the calculation of realized gains and losses. Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined.

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

Forward-Looking Statements

          Some statements in this report which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and include the assumptions underlying these forward-looking statements. Forward-looking statements appear in this report, among other places, in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements involve risks and uncertainties, some of which are referenced in the sections of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors” and in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2006 represented 81.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

  General Real Estate Risk — The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand for certain types of properties;

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

  Risks of Borrowing — The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property or buys a property subject to a mortgage; and

  Foreign Currency Risk — The risk that the value of the Account’s foreign investments, related debt or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

          As of December 31, 2006, 18.2% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

          The Account’s investments in marketable securities and mortgage loans receivable are subject to the following general risks:

  Financial Risk — The risk, for debt securities, that the issuer will not be able to pay principal and interest when due and, for common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

  Market Risk — The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

  Interest Rate Volatility — The risk that interest rate volatility may affect the Account’s current income from an investment.

          In addition, mortgage-backed securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

March 15, 2007	/s/ Herbert M. Allison, Jr.
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

The discussion with PricewaterhouseCoopers LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the financial statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with PricewaterhouseCoopers LLP the auditors’ independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Securities and Exchange Commission.

Based on the review and discussions referred to above, the Committee has approved the release of the accompanying audited financial statements for publication and filing with appropriate regulatory authorities.

Rosalie J. Wolf, Audit Committee Chair
Donald K. Peterson, Audit Committee Member
Leonard S. Simon, Audit Committee Member
Paul R. Tregurtha, Audit Committee Member

March 15, 2007

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	December 31,	December 31,
	2006	2005
ASSETS
Investments, at value:
Real estate properties
(cost: $9,462,471,032 and $7,355,833,152)	$10,743,487,689	$7,977,600,751
Real estate joint ventures and limited partnerships
(cost: $1,413,322,924 and $1,086,041,287)	1,948,028,002	1,418,583,542
Marketable securities:
Real estate-related	704,922,323	448,662,598
(cost: $569,326,795 and $433,482,015)
Other
(cost: $2,038,681,194 and $1,640,676,190)	2,038,938,210	1,640,894,515
Mortgage loan receivable
(cost: $75,000,000)	74,660,626	—
Total investments
(cost: $13,558,801,945 and $10,516,032,644)	15,510,036,850	11,485,741,406

Cash	3,585,145	1,211,370

Due from investment advisor	8,461,793	7,717,256

Other	237,877,545	190,756,381

TOTAL ASSETS	15,759,961,333	11,685,426,413

LIABILITIES
Mortgage loans payable—Note 5
(principal outstanding: $1,384,920,990 and $943,291,236)	1,437,149,148	973,502,186

Payable for securities transactions	1,219,323	993,809

Accrued real estate property level expenses	169,657,402	145,789,277

Security deposits held	19,242,948	16,430,039

TOTAL LIABILITIES	1,627,268,821	1,136,715,311

NET ASSETS

Accumulation Fund	13,722,700,176	10,227,655,797

Annuity Fund	409,992,336	321,055,305

TOTAL NET ASSETS	$14,132,692,512	$10,548,711,102

NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 6 and 7	50,146,354	42,623,491

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$273.65	$239.95

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

INVESTMENT INCOME
Real estate income, net:
Rental income	$834,455,788	$618,633,580	$397,198,276
Real estate property level expenses and taxes:
Operating expenses	207,452,982	150,501,136	100,991,997
Real estate taxes	110,059,852	88,014,264	55,946,418
Interest expense	72,160,111	40,028,630	830,361
Total real estate property level expenses and taxes	389,672,945	278,544,030	157,768,776
Real estate income, net	444,782,843	340,089,550	239,429,500
Income from real estate joint ventures
and limited partnerships	84,671,528	71,826,443	71,390,397
Interest	118,621,441	54,114,448	15,055,451
Dividends	16,785,769	16,884,764	12,453,109
TOTAL INCOME	664,861,581	482,915,205	338,328,457
Expenses—Note 2:
Investment advisory charges	26,899,307	19,603,225	14,393,388
Administrative and distribution charges	45,712,473	27,130,406	16,372,446
Mortality and expense risk charges	6,931,833	6,196,549	4,093,858
Liquidity guarantee charges	3,905,051	3,170,017	1,868,733
TOTAL EXPENSES	83,448,664	56,100,197	36,728,425
INVESTMENT INCOME—NET	581,412,917	426,815,008	301,600,032
REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on:
Real estate properties	76,137,064	84,764,142	13,827,432
Marketable securities	10,257,108	36,871,417	46,714,767
Total realized gain on investments	86,394,172	121,635,559	60,542,199
Net change in unrealized appreciation (depreciation) on:
Real estate properties	659,370,445	534,569,631	172,486,544
Real estate joint ventures and limited partnerships	193,477,741	167,019,921	162,245,601
Marketable securities	120,453,638	(28,100,691)	21,088,525
Mortgage loan receivable.	(339,374)	—	—
Mortgage loans payable	(26,568,857)	(29,154,148)	(1,782,566)
Net change in unrealized appreciation on
investments and mortgage loans payable	946,393,593	644,334,713	354,038,104
NET REALIZED AND UNREALIZED GAIN ON
INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,032,787,765	765,970,272	414,580,303
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$1,614,200,682	$1,192,785,280	$716,180,335

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2006	2005	2004
FROM OPERATIONS

Investment income, net	$581,412,917	$426,815,008	$301,600,032

Net realized gain on investments	86,394,172	121,635,559	60,542,199

Net change in unrealized appreciation
on investments and mortgage loans payable	946,393,593	644,334,713	354,038,104

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	1,614,200,682	1,192,785,280	716,180,335

FROM PARTICIPANT TRANSACTIONS

Premiums	1,085,057,614	968,189,436	738,048,183

Net transfers from TIAA	215,893,898	172,305,147	147,340,801

Net transfers from CREF Accounts	1,154,122,836	1,238,160,587	1,045,910,051

Net transfers from (to) TIAA-CREF Institutional
Mutual Funds	(15,318,887)	24,967,250	(4,785,649)

Annuity and other periodic payments	(65,192,000)	(44,487,142)	(30,761,316)

Withdrawals and death benefits	(404,782,733)	(248,759,442)	(159,804,580)

NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	1,969,780,728	2,110,375,836	1,735,947,490

NET INCREASE IN NET ASSETS	3,583,981,410	3,303,161,116	2,452,127,825

NET ASSETS

Beginning of year	10,548,711,102	7,245,549,986	4,793,422,161

End of year	$14,132,692,512	$10,548,711,102	$7,245,549,986

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,614,200,682	$1,192,785,280	$716,180,335
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(2,016,229,061)	(1,864,646,776)	(1,690,454,136)
Capital improvements on real estate properties	(117,041,456)	(83,150,771)	(37,770,043)
Proceeds from sale of real estate properties	387,290,000	511,500,399	113,765,000
Increase in other investments	(859,898,769)	(1,313,788,390)	(418,058,889)
Increase in mortgage loan receivable	(74,660,626)	—	—
Increase in other assets	(47,865,701)	(80,412,203)	(30,270,749)
Decrease in amounts due to bank	—	(231,476)	(783,869)
Increase in accrued real estate property level expenses
and taxes	23,868,125	60,829,395	25,445,331
Increase in security deposits held	2,812,909	2,670,715	621,654
Increase (decrease) in other liabilities	225,514	(1,162,347)	—
Net realized gain on investments	(86,394,172)	(121,635,559)	(60,542,199)
Unrealized gain on investments and mortgage loans payable	(946,393,593)	(644,334,713)	(354,038,104)

NET CASH USED IN
OPERATING ACTIVITIES	(2,120,086,148)	(2,341,576,446)	(1,735,905,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans payable acquired	153,000,000	232,585,341	—
Principal payments on mortgage loans payable	(320,805)	(173,361)	(41,821)
Premiums	1,085,057,614	968,189,436	738,048,183
Net transfers from TIAA	215,893,898	172,305,147	147,340,801
Net transfers from CREF Accounts	1,154,122,836	1,238,160,587	1,045,910,051
Net transfers from (to) TIAA-CREF Institutional
Mutual Funds	(15,318,887)	24,967,250	(4,785,649)
Annuity and other periodic payments	(65,192,000)	(44,487,142)	(30,761,316)
Withdrawals and death benefits	(404,782,733)	(248,759,442)	(159,804,580)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	2,122,459,923	2,342,787,816	1,735,905,669

NET INCREASE IN CASH	2,373,775	1,211,370	—

CASH
Beginning of year	1,211,370	—	—
End of year	$3,585,145	$1,211,370	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$68,034,179	$38,267,618	$121,408
Debt assumed upon acquisition of properties	$288,950,559	$211,400,000	$499,521,077

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in limited partnerships and real estate joint ventures in which the Account does not hold a controlling interest. Such joint ventures are not consolidated for financial statement purposes. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and to make benefit payments. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America which may require the use of estimates made by management. Actual results may vary from those estimates. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle, and independent appraisers value each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuation reviews of each real estate property and updates the property value if it believes that the value of a property has changed since the previous valuation review or appraisal. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The independent fiduciary can also require additional appraisals if it believes that a property’s value has changed materially and that such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued correctly. The independent fiduciary must also approve an appraisal where a property’s value changed by 6% or more from the most recent annual appraisal. Real estate properties subject to a mortgage are generally valued as described; the mortgage is valued independently of the property, and its fair value is reported separately. The independent fiduciary reviews and approves any such mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, adjusted, for the joint ventures, to value their real estate holdings and mortgage notes payable at fair value.

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

Mortgage Loans Payable: Estimated market values of mortgage loans payable are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below- or above-market debt and amortizes the premium or discount over the remaining life of the debt.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in the net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a gain to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is fair valued and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the calculation of realized gains and losses. Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted as soon as actual operating results are determined.

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

Administrative and distribution services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account’s actual expenses. Any differences between actual expenses and the amounts paid are adjusted quarterly.

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

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2035. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending
December 31,
2007	$795,495,322
2008	728,447,351
2009	654,178,920
2010	557,829,144
2011	443,396,596
2012-2035	1,527,743,118

Total	$4,707,090,451

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At December 31, 2006, the Account held 12 joint venture investments with ownership interest percentages that ranged from 50% to 80%. The Account’s allocated portion of the mortgage notes payable was $472,167,225 and $468,664,313 at December 31, 2006 and December 31, 2005, respectively. The Account’s equity in the joint ventures at December 31, 2006 and December 31, 2005 was $1,668,744,951 and $1,222,036,564, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

		December 31, 2006	December 31, 2005
Assets
Real estate properties, at value		$3,650,902,513	$2,989,209,293
Other assets		101,949,855	80,768,265
Total assets		$3,752,852,368	$3,069,977,558
Liabilities and Equity
Mortgage loans payable, at value		$875,560,195	$865,828,626
Other liabilities		74,287,727	70,471,251
Total liabilities		949,847,922	936,299,877
Equity		2,803,004,446	2,133,677,681
Total liabilities and equity		$3,752,852,368	$3,069,977,558

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Operating Revenues and Expenses
Revenues	$299,078,956	$270,519,206	$250,697,181
Expenses	157,686,944	142,782,169	122,017,640
Excess of revenues over expenses	$141,392,012	$127,737,037	$128,679,541

The account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At December 31, 2006, the Account held six limited partnership investments with ownership interest percentages that ranged from 5.27% to 19.75% . The Account’s investment in limited partnerships was $279,283,051 and $196,546,978 at December 31, 2006 and December 31, 2005, respectively.

Note 5—Mortgage Loans Payable

At December 31, 2006, the Account had outstanding mortgage loans payable on the following properties:

	Interest	Amount
Property	Rate Percentage	December 31, 2006	Due
50 Fremont	6.40 paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.42 paid monthly	9,119,033	May 1, 2011
IDX Tower	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly	26,266,057	June 1, 2013
Westferry Circus	5.4003 paid quarterly (a)	232,585,341	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza	5.28 paid monthly	112,700,000	April 11, 2014
1401 H Street	5.97 paid monthly	115,000,000	December 7, 2014
South Frisco Village	5.85 paid monthly	26,250,559	June 1, 2013
Publix at Weston Commons	5.08 paid monthly	35,000,000	January 1, 2036
Total principal outstanding		$1,384,920,990
Unamortized discount		(5,277,414)
Amortized cost		1,379,643,576
Fair value adjustment		57,505,572
Total mortgage loans payable		$1,437,149,148

(a)

The mortgage is denominated in British pounds, converted to U.S. dollars at the exchange rate as of the funding date, and is interest only with a balloon payment at maturity. The interest rate is fixed.

Principal on mortgage loans payable is due as follows:

Amount
2007	$576,135
2008	575,921
2009	619,325
2010	659,550
2011	8,647,276
Thereafter	1,373,842,783
Total maturities	1,384,920,990

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Per Accumulation Unit data:

Rental income	$ 16.717	$ 15.604	$ 13.422	$ 15.584	$ 14.225

Real estate property level expenses
and taxes	7.807	7.026	5.331	5.890	4.819

Real estate income, net	8.910	8.578	8.091	9.694	9.406

Other income	4.409	3.602	3.341	2.218	2.056

Total income	13.319	12.180	11.432	11.912	11.462

Expense charges (1)	1.671	1.415	1.241	1.365	1.101

Investment income, net	11.648	10.765	10.191	10.547	10.361

Net realized and unrealized
gain (loss) on investments and
mortgage loans payable	22.052	18.744	13.314	2.492	(4.621)

Net increase in Accumulation Unit Value	33.700	29.509	23.505	13.039	5.740

Accumulation Unit Value:

Beginning of year	239.953	210.444	186.939	173.900	168.160

End of year	$273.653	$239.953	$210.444	$186.939	$173.900

Total return	14.04%	14.02%	12.57%	7.50%	3.41%

Ratios to Average Net Assets:

Expenses (1)	0.67%	0.63%	0.63%	0.76%	0.67%

Investment income, net	4.68%	4.82%	5.17%	5.87%	5.65%

Portfolio turnover rate:

Real estate properties	3.62%	6.72%	2.32%	5.12%	0.93%

Marketable securities	51.05%	77.63%	143.47%	71.83%	52.08%

Accumulation Units outstanding
at end of year (in thousands)	50,146	42,623	33,338	24,724	20,347

Net assets end of year (in thousands)	$14,132,693	$10,548,711	$7,245,550	$4,793,422	$3,675,989

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2006 would be $9.478 ($8.441, $6.572, $7.255, and $5.920 for the years ended December 31, 2005, 2004, 2003, and 2002, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2006 would be 3.81% (3.78%, 3.33%, 4.04%, and 3.61% for the years ended December 31, 2005, 2004, 2003, and 2002, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Credited for premiums	4,056,196	4,335,121	3,746,093
Net units credited for transfers, net disbursements
and amounts applied to the Annuity Fund	3,466,667	4,950,773	4,867,321
Outstanding:
Beginning of year	42,623,491	33,337,597	24,724,183
End of year	50,146,354	42,623,491	33,337,597

Note 8—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate property investments. As of December 31, 2006, the Account had outstanding commitments in the total gross amount of approximately $2.8 billion to purchase two property investments: i) a portfolio of existing retail properties, which are located predominately in the Southeastern United States, for approximately $2.5 billion, subject to approximately $1.5 billion in debt, and ii) a retail property located in France for approximately $263.7 million. The retail portfolio will be acquired through the Account’s investment in a newly-formed joint venture. The amounts disclosed above represent the Account’s share of the retail portfolio and the related debt, and the Account’s share of the joint venture will be a non-controlling 85% interest. The acquisition of the retail portfolio and the French property closed in February and March of 2007, respectively.

In addition, the Account had outstanding commitments to purchase interests in six limited partnerships, which totaled approximately $366.7 million in the aggregate. As of December 31, 2006, approximately $43.9 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits to which the Account is a party.

Note 9—New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and is effective for fiscal years beginning after December 31, 2006. The Account does not expect FIN 48 to have a significant impact on the Account’s financial position or results of operations.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this guidance effective January 1, 2008. The Account is currently assessing the impact of Statement No. 157 but does not expect it to have a significant impact on the Account’s financial position or results of operations when implemented.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. The Statement is effective for fiscal years beginning after November 15, 2007. The Account is currently assessing the impact of Statement No. 159 on the Account’s financial position and results of operations.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

REAL ESTATE PROPERTIES—69.27% and 69.46%	Value
Location / Description	2006		2005
Alabama:
Inverness Center - Office building	$112,256,914		$98,090,987
Arizona:
Kierland Apartment Portfolio - Apartments	206,100,000		—
Mountain RA Industrial Portfolio - Industrial building	6,605,429		5,754,652
Phoenix Apartment Portfolio - Apartments	182,900,000		—
California:
3 Hutton Centre Drive - Office building	59,011,323		48,349,580
9 Hutton Centre - Office building	29,000,000		26,746,837
50 Fremont - Office building	421,000,000	(1)	373,010,003	(1)
88 Kearny Street - Office building	90,310,024		81,567,474
980 9th Street and 1010 8th Street - Office building	168,000,000		159,000,000
1900 South Burgundy Place - Industrial building	28,045,226		—
Cabot Industrial Portfolio - Industrial building	88,200,000		77,000,000
Capitol Place - Office building	50,331,828		48,000,000
Centerside I - Office building	67,000,000		66,000,000
Centre Pointe and Valley View - Industrial building	32,385,980		28,000,000
Eastgate Distribution Center - Industrial building	25,558,962		22,000,000
Embarcadero Center West - Office building	231,000,000		205,965,261
Kenwood Mews - Apartments	—		30,000,000
Larkspur Courts - Apartments	93,043,346		86,000,000
Northern CA RA Industrial Portfolio - Industrial building	71,317,741		62,325,024
Ontario Industrial Portfolio - Industrial building	270,000,000	(1)	230,000,000	(1)
Regents Court - Apartments	67,800,000		62,500,000
Southern CA RA Industrial Portfolio - Industrial building	97,558,473		89,017,793
The Legacy at Westwood - Apartments	110,231,593		100,000,000
Weber Distribution - Industrial building	20,800,000		—
Wellpoint - Office building	49,000,000		—
Westcreek - Apartments	35,300,000		30,939,671
West Lake North Business Park - Office building	61,000,000		57,600,000
Westwood Marketplace - Shopping center	91,467,954		86,000,000
Wilshire Rodeo Plaza - Office building	204,084,734	(1)	—
Colorado:
Monte Vista - Apartments	—		24,647,901
Palomino Park - Apartments	184,000,000		176,232,394
The Lodge at Willow Creek - Apartments	39,501,399		34,600,000
The Market at Southpark - Shopping center	35,800,000		34,001,746
Connecticut:
Ten & Twenty Westport Road - Office building	175,000,000		157,000,000
Delaware:
Mideast RA Industrial Portfolio - Industrial building	16,014,758		14,258,555
Florida:
701 Brickell - Office building	231,239,379		201,173,724
4200 West Cypress Street - Office building	43,100,425		36,691,519
Golfview - Apartments	—		30,835,506
Maitland Promenade One - Office building	—		37,817,891

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

	Value
Location / Description	2006		2005
Plantation Grove - Shopping center	$15,010,406		$13,800,000
Pointe on Tampa Bay - Office building	50,573,824		44,711,876
Publix at Weston Commons - Shopping center	54,411,436	(1)	—
Quiet Waters at Coquina Lakes - Apartments	24,006,100		20,912,293
Royal St. George - Apartments	25,000,000		21,400,000
Sawgrass Office Portfolio - Office building	72,000,000		59,700,000
South Florida Apartment Portfolio - Apartments	65,099,785		56,400,000
Suncrest Village - Shopping center	17,009,378		16,400,000
The Fairways of Carolina - Apartments	25,309,965		21,100,000
The Greens at Metrowest - Apartments	21,011,825		18,200,000
The North 40 Office Complex - Office building	63,500,000		—
Urban Centre - Office building	121,000,000		106,007,400
Georgia:
1050 Lenox Park - Apartments	79,470,836		71,000,000
Alexan Buckhead - Apartments	—		34,800,000
Atlanta Industrial Portfolio - Industrial building	77,863,416		73,825,000
Glenridge Walk - Apartments	48,710,574		45,300,000
Reserve at Sugarloaf - Apartments	49,500,000	(1)	44,800,000	(1)
Shawnee Ridge Industrial Portfolio - Industrial building	76,117,193		44,418,860
Illinois:
Chicago Caleast Industrial Portfolio - Industrial building	74,999,590		74,622,731
Chicago Industrial Portfolio - Industrial building	89,104,640		72,000,000
Columbia Centre III - Office building	—		28,700,000
East North Central RA Industrial Portfolio - Industrial building	37,503,284		37,717,159
Oak Brook Regency Towers - Office building	83,200,000		73,400,000
Parkview Plaza - Office building	59,400,000		54,500,000
Kentucky:
IDI Kentucky Portfolio - Industrial building	66,552,034		58,500,000
Maryland:
Broadlands Business Park - Industrial building	35,002,731		—
FEDEX Distribution Facility - Industrial building	8,500,000		8,500,000
GE Appliance East Coast Distribution Facility - Industrial building	48,000,000		46,470,475
Massachusetts:
99 High Street - Office building	291,806,564	(1)	276,266,900	(1)
Batterymarch Park II - Office building	13,234,314		11,472,283
Needham Corporate Center - Office building	22,712,550		17,143,612
Northeast RA Industrial Portfolio - Industrial building	30,900,000		29,000,000
The Newbry - Office building	370,745,525		—
Nevada:
UPS Distribution Facility - Industrial building	15,000,000		15,000,000
New Jersey:
10 Waterview Boulevard - Office building	32,100,000		27,500,000
371 Hoes Lane - Office building	—		11,700,000
Konica Photo Imaging Headquarters - Industrial building	23,100,000		25,300,000
Marketfair - Shopping center	94,058,427		—
Morris Corporate Center III - Office building	114,857,104		97,400,000
NJ Caleast Industrial Portfolio - Industrial building	41,920,988		42,000,000

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

	Value
Location / Description	2006		2005
Plainsboro Plaza - Shopping center	$50,900,000		$50,745,252
South River Road Industrial - Industrial building	60,600,000		55,000,000
New York:
780 Third Avenue - Office building	298,000,000		230,000,000
The Colorado - Apartments	100,000,000		85,048,163
Ohio:
Columbus Portfolio - Office building	24,600,000		23,000,000
Pennsylvania:
Lincoln Woods - Apartments	37,781,555		35,528,316
Tennessee:
Airways Distribution Center - Industrial building	24,857,278		—
Memphis Caleast Industrial Portfolio - Industrial building	52,500,000		54,000,000
Summit Distribution Center - Industrial building	26,300,000		25,900,000
Texas:
Butterfield Industrial Park - Industrial building	5,100,000	(2)	4,618,955	(2)
Dallas Industrial Portfolio - Industrial building	153,210,519		146,000,000
Four Oaks Place - Office building	306,200,984		295,239,109
Houston Apartment Portfolio - Apartments	306,042,523		—
Lincoln Centre - Office building	270,000,000	(1)	255,311,299
Park Place on Turtle Creek - Office building	44,573,669		—
Pinnacle Industrial /DFW Trade Center - Industrial building	45,874,807		—
South Frisco Village - Shopping center	47,014,065	(1)	—
The Caruth - Apartments	60,007,237		61,200,000
The Legends at Chase Oaks - Apartments	29,025,236		28,499,971
The Maroneal - Apartments	39,113,694		35,000,000
United Kingdom:
1& 7 Westferry Circus - Office building	428,574,628	(1)	373,116,817	(1)
Utah:
Landmark at Salt Lake City (Building #4) - Industrial building	16,509,871		14,700,000
Virginia:
8270 Greensboro Drive - Office building	62,000,000		60,200,000
Ashford Meadows - Apartments	89,091,341		78,904,526
Fairgate at Ballston - Office building	—		35,300,000
Monument Place - Office building	58,600,000		53,000,000
One Virginia Square - Office building	53,000,000		47,000,000
The Ellipse at Ballston - Office building	85,439,350		—
Washington:
Creeksides at Centerpoint - Office building	40,508,139		—
IDX Tower - Office building	398,990,017	(1)	370,000,000	(1)
Millennium Corporate Park - Office building	139,107,181		—
Northwest RA Industrial Portfolio - Industrial building	20,684,499		19,700,000
Rainier Corporate Park - Industrial building	69,362,219		64,273,372
Regal Logistics Campus - Industrial building	66,000,000		63,103,879
Washington DC:
1001 Pennsylvania Avenue - Office building	552,502,209	(1)	502,993,710	(1)
1015 15th Street - Office building	—		73,121,166
1401 H Street, NW - Office building	207,806,286	(1)	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

	Value
Location / Description	2006		2005
1900 K Street - Office building	$255,002,226		$230,000,000
Mazza Gallerie - Shopping center	86,350,179		86,001,109

TOTAL REAL ESTATE PROPERTIES
(Cost $9,462,471,032 and $7,355,833,152)	10,743,487,689		7,977,600,751

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—12.56% and 12.35%

REAL ESTATE JOINT VENTURES—10.76% and 10.64%
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	187,766,625	(4)	138,531,366	(4)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	94,023,131		93,964,192
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	107,256,320		97,142,406
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	237,919,775	(4)	208,013,192	(4)
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)	189,183,793		175,578,714
One Boston Place REIT
One Boston Place (50.25% Account Interest)	177,900,327		149,723,498
Storage Portfolio I, LLC
Storage Portfolio(3) (75% Account Interest)	74,864,074	(4)	63,237,298	(4)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio(3) (60% Account Interest)	70,348,753	(4)	66,871,766	(4)
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	40,570,382		34,032,806
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	265,396,677		—
West Dade Associates
Miami International Mall (50% Account Interest)	97,300,131	(4)	82,290,482	(4)
West Town Mall, LLC
West Town Mall (50% Account Interest)	126,214,963	(4)	112,650,844	(4)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,168,027,179 and $888,034,873)	1,668,744,951		1,222,036,564

LIMITED PARTNERSHIPS—1.80% and 1.71%
Cobalt Industrial REIT (11.0131% Account Interest)	26,506,381		8,352,409
Colony Realty Partners LP (5.27% Account Interest)	26,382,659		13,481,704
Essex Property Trust, Inc. (10% Account Interest)	—		487,306
Heitman Value Partners Fund (8.43% Account Interest)	24,578,388		8,106,810
Lion Gables Apartment Fund (18.45% Account Interest)	179,013,211		150,000,000
Mezz Fund (19.75% Account Interest)	454,319		1,975,927
Mony/Transwestern Mezz RP (16.67% Account Interest)	22,348,093		14,142,822

TOTAL LIMITED PARTNERSHIPS
(Cost $245,295,745 and $198,006,414)	279,283,051		196,546,978

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $1,413,322,924 and $1,086,041,287)	1,948,028,002		1,418,583,542

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

MARKETABLE SECURITIES—17.69% and 18.19%

REAL ESTATE-RELATED MARKETABLE SECURITIES—4.54% and 3.91%

REAL ESTATE EQUITY SECURITIES—3.99% and 3.72%

Shares			Value
2006	2005	Issuer	2006	2005
—	75,000	Aames Investment Corp.	$—	$484,500
53,300	—	Acadia Realty Trust	1,333,566	—
68,700	550,000	Affordable Residential Communities LP	800,355	5,241,500
68,700	—	Affordable Residential Communities LP
		share rights (expiring 1/23/07)	16,488	—
—	303,820	Alesco Financial Inc.	—	2,576,394
3,800	—	Alexander’s Inc.	1,594,670	—
54,400	—	Alexandria Real Estate Equities Inc.	5,461,760	—
166,985	36,685	AMB Property Corp.	9,786,991	1,803,801
42,500	40,000	American Campus Communities Inc.	1,209,975	992,000
244,900	919,000	American Financial Realty Trust	2,801,656	11,028,000
181,500	—	Apartment Investment & Management Co.	10,167,630	—
408,900	450,000	Archstone—Smith Trust	23,802,069	18,850,500
118,500	150,000	Ashford Hospitality Trust Inc.	1,475,325	1,573,500
33,300	—	Associated Estates Realty Corp.	457,542	—
138,900	40,000	AvalonBay Communities Inc.	18,063,945	3,570,000
—	150,000	Bimini Mortgage Management Inc.	—	1,357,500
122,400	—	BioMed Realty Trust Inc.	3,500,640	—
217,200	—	Boston Properties Inc.	24,300,336	—
171,500	—	Brandywine Realty Trust	5,702,375	—
94,200	30,000	BRE Properties Inc.	6,124,884	1,364,400
220,300	270,000	Brookfield Properties Corp.	8,664,399	7,943,400
105,200	—	Camden Property Trust	7,769,020	—
—	194,000	Carramerica Realty Corp.	—	6,718,220
121,500	—	CBL & Associates Properties Inc.	5,267,025	—
74,900	424,000	Cedar Shopping Centers Inc.	1,191,659	5,965,680
—	50,000	Centerpoint Properties Corp.	—	2,474,000
—	280,000	Cogdell Spencer Inc.	—	4,729,200
87,600	—	Colonial Properties Trust	4,106,688	—
80,600	—	Corporate Office Properties Trust	4,067,882	—
75,500	—	Cousins Properties Inc.	2,662,885	—
179,000	—	Crescent Real Estate Equities Company	3,535,250	—
—	976,000	Deerfield Triarc Capital Corp.	—	13,371,200
204,000	380,000	Developers Diversified Realty Corp.	12,841,800	17,867,600
125,500	—	DiamondRock Hospitality Co.	2,260,255	—
84,100	—	Digital Realty Trust Inc.	2,878,743	—
123,500	—	Douglas Emmett Inc.	3,283,865	—
252,100	193,400	Duke Realty Corp.	10,310,890	6,459,560
42,900	—	EastGroup Properties Inc.	2,297,724	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Shares			Value
2006	2005	Issuer	2006	2005
—	1,087,000	ECC Capital Corp.	$—	$2,456,620
49,900	600,000	Education Realty Trust Inc.	737,023	7,734,000
103,400	—	Equity Inns Inc.	1,650,264	—
38,800	—	Equity Lifestyle Properties Inc.	2,111,884	—
654,500	—	Equity Office Properties Trust	31,527,265	—
69,900	—	Equity One Inc.	1,863,534	—
544,300	180,000	Equity Residential	27,623,225	7,041,600
43,600	—	Essex Property Trust Inc.	5,635,300	—
120,200	580,577	Extra Space Storage Inc.	2,194,852	8,940,886
103,200	—	Federal Realty Investment Trust	8,772,000	—
115,300	—	FelCor Lodging Trust Inc.	2,518,152	—
—	1,367,000	Feldman Mall Properties Inc.	—	16,417,670
84,300	—	First Industrial Realty Trust Inc.	3,952,827	—
41,600	111,600	First Potomac Realty Trust	1,210,976	2,968,560
423,600	110,000	General Growth Properties Inc.	22,124,628	5,168,900
69,600	—	Glimcher Realty Trust	1,859,016	—
73,800	404,800	GMH Communities Trust	749,070	6,278,448
—	348,700	Gramercy Capital Corp./New York	—	7,943,386
—	300,000	Great Wolf Resorts Inc.	—	3,093,000
59,500	562,000	Hersha Hospitality Trust	674,730	5,063,620
107,500	150,000	Highland Hospitality Corp.	1,531,875	1,657,500
101,700	—	Highwoods Properties Inc.	4,145,292	—
—	60,000	Hilton Hotels Corp.	—	1,446,600
64,000	80,000	Home Properties Inc.	3,793,280	3,264,000
—	450,000	HomeBanc Corp./Atlanta GA	—	3,366,000
147,900	—	Hospitality Properties Trust	7,029,687	—
973,570	300,000	Host Hotels & Resorts Inc.	23,901,143	5,685,000
396,700	—	HRPT Properties Trust	4,899,245	—
116,700	—	Inland Real Estate Corp.	2,184,624	—
84,800	—	Innkeepers USA Trust	1,314,400	—
—	300,000	Interstate Hotels & Resorts Inc.	—	1,311,000
—	80,000	Istar Financial Inc.	—	2,852,000
—	1,958,000	Jameson Inns Inc.	—	4,209,700
—	100,000	JER Investors Trust Inc.	—	1,695,000
59,400	—	Kilroy Realty Corp.	4,633,200	—
409,521	108,000	Kimco Realty Corp.	18,407,969	3,464,640
55,300	426,000	Kite Realty Group Trust	1,029,686	6,590,220
—	300,000	KKR Financial Corp.	—	7,197,000
75,000	200,000	LaSalle Hotel Properties	3,438,750	7,344,000
—	120,000	Lexington Realty Trust	—	2,556,000
167,000	—	Liberty Property Trust	8,206,380	—
—	1,266,660	Lodgian Inc.	—	13,591,262
—	200,000	LTC Properties Inc.	—	4,206,000
135,900	75,000	Macerich Co./The	11,764,863	5,035,500
118,700	400,000	Mack—Cali Realty Corp.	6,053,700	17,280,000
81,000	—	Maguire Properties Inc.	3,240,000	—
—	200,000	Medical Properties Trust Inc.	—	1,956,000

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Shares			Value
2006	2005	Issuer	2006	2005
44,000	—	Mid—America Apartment Communities	$2,518,560	$—
100,200	40,000	Mills Corp./The	2,004,000	1,677,600
—	100,000	Mission West Properties	—	974,000
—	331,200	Monmouth Reit	—	2,656,224
—	300,000	Mortgage IT Holdings Inc.	—	4,098,000
198,000	—	New Plan Excel Realty Trust	5,441,040	—
—	130,000	Newcastle Investment Corp.	—	3,230,500
—	100,000	Novastar Financial Inc.	—	2,811,000
—	525,000	Origen Financial Inc.	—	3,738,000
25,100	328,100	Parkway Properties Inc./Md	1,280,351	13,169,934
69,500	—	Pennsylvania Real Estate Investment Trust	2,736,910	—
79,300	—	Post Properties Inc.	3,624,010	—
462,500	400,000	Prologis	28,106,125	18,688,000
30,200	—	PS Business Parks Inc.	2,135,442	—
241,114	30,000	Public Storage Inc.	23,508,615	2,031,600
—	100,000	RAIT Financial Trust	—	2,592,000
28,500	—	Ramco—Gershenson Properties	1,086,990	—
157,000	—	Reckson Associates Realty Corp.	7,159,200	—
129,300	236,000	Regency Centers Corp.	10,107,381	13,912,200
—	384,000	Republic Property Trust	—	4,608,000
20,600	—	Saul Centers Inc.	1,136,914	—
412,821	305,721	Simon Property Group Inc.	41,814,639	23,427,400
86,300	—	SL Green Realty Corp.	11,458,914	—
33,500	—	Sovran Self Storage Inc.	1,918,880	—
—	350,000	Starwood Hotels & Resorts Worldwide	—	22,351,000
134,700	—	Strategic Hotels & Resorts Inc.	2,935,113	—
30,900	—	Sun Communities Inc.	999,924	—
109,400	—	Sunstone Hotel Investors Inc.	2,924,262	—
58,300	—	Tanger Factory Outlet Centers	2,278,364	—
98,400	—	Taubman Centers Inc.	5,004,624	—
—	111,200	Thomas Properties Group Inc.	—	1,391,112
—	50,000	Trizec Properties Inc.	—	1,146,000
250,400	100,000	United Dominion Realty Trust Inc.	7,960,216	2,344,000
95,400	—	U-Store-It Trust	1,960,470	—
—	95,000	Ventas Inc.	—	3,041,900
245,800	200,000	Vornado Realty Trust	29,864,700	16,694,000
85,500	—	Washington Real Estate Investment Trust	3,420,000	—
148,500	—	Weingarten Realty Investors	6,847,335	—
—	944	Windrose Medical Properties Trust	—	14,028
44,700	—	Winston Hotels Inc.	592,275	—

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $484,071,757 and $411,877,936)			619,342,386	426,781,565

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.55% and 0.19%

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
10,000,000	—	Commercial Mortgage Pass
		5.450% 12/15/20	$10,000,000	$—
3,389,773	—	Credit Suisse Mortgage Company
		5.470% 4/15/21	3,390,255	—
10,000,000	10,000,000	GS Mortgage Securities Co
		5.682% 5/3/18	10,186,930	10,217,650
8,780,566	—	GS Mortgage Securities Co
		5.420% 6/6/20	8,782,059	—
9,996,970	—	JP Morgan Chase Commercial
		5.440% 11/15/18	9,996,970	—
9,298,609	—	Lehman Brothers Floating
		5.430% 9/15/21	9,298,971	—
9,143,864	—	Morgan Stanley Capital
		5.440% 7/15/19	9,144,605	—
10,000,000	10,000,000	Morgan Stanley Dean Witter
		5.712% 2/3/16	10,137,150	10,061,730
—	1,601,634	TrizecHahn Office Property
		5.700% 3/15/13	—	1,601,653
14,642,368	—	Wachovia Bank Commercial
		5.440% 9/15/21	14,642,997	—

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES
(Cost $85,255,038 and $21,604,079)			85,579,937	21,881,033

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $569,326,795 and $433,482,015)			704,922,323	448,662,598

OTHER MARKETABLE SECURITIES—13.15% and 14.28%

COMMERCIAL PAPER—10.79% and 11.67%
—	25,000,000	Abbey National North America LLC
		4.330% 1/5/06	—	24,994,000
25,000,000	—	Abbey National North America LLC
		5.260% 1/17/07	24,945,207	—
—	25,000,000	Abbey National Plc
		4.280% 1/17/06	—	24,999,500
—	10,000,000	Alabama Power Co
		4.250% 1/12/06	—	9,989,100
10,000,000	—	American Express Bank, FSB
		5.565% 1/8/07	10,000,235	—
1,500,000	—	American Express Bank, FSB
		5.290% 1/12/07	1,499,996	—
24,000,000	—	American Express Bank, FSB
		5.280% 1/18/07	23,999,578	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
20,000,000	—	American Express Centurion Bank
		5.290% 1/9/07	$19,999,954	$—
19,165,000	—	American Express Centurion Bank
		5.290% 1/8/07	19,164,962	—
—	25,000,000	American Express Centurion Bank
		4.310% 1/19/06	—	25,000,000
25,000,000	—	American Express Centurion Bank
		5.290% 1/3/07	24,999,988	—
—	2,430,000	American Honda Finance, Corp
		4.240% 1/9/06	—	2,428,250
50,000,000	—	American Honda Finance, Corp
		5.260% 1/22/07	49,853,055	—
17,475,000	—	American Honda Finance, Corp
		5.210% 2/9/07	17,377,605	—
10,000,000	—	Anheuser — Busch Co.
		5.240% 1/19/07	9,975,019	—
—	25,000,000	Atlantis One Funding Corp.
		4.205% 2/8/06	—	24,890,750
—	10,000,000	Atlantis One Funding Corp.
		4.380% 2/24/06	—	9,936,500
—	25,000,000	Bank Of Montreal
		4.285% 1/26/06	—	24,999,500
—	30,000,000	Barclays Bank, PLC
		4.420% 3/14/06	—	29,998,200
—	15,000,000	Barclays Bank, PLC
		4.329% 8/30/06	—	14,999,400
25,000,000	—	Barclay’s U.S. Funding Corp
		5.240% 1/26/07	24,912,383	—
—	18,040,000	Becton Dickinson & Co
		4.210% 1/24/06	—	17,994,720
—	13,100,000	Beta Finance, Inc
		4.140% 1/12/06	—	13,085,590
—	11,000,000	Beta Finance, Inc
		4.070% 1/17/06	—	10,981,190
20,000,000	—	BMW US Capital Corp
		5.250% 2/7/07	19,894,400	—
23,050,000	—	BMW US Capital Corp
		5.210% 2/9/07	22,921,533	—
—	20,000,000	Calyon
		4.100% 1/19/06	—	19,997,800
—	10,000,000	Canadian Wheat Board (The)
		1.870% 2/6/06	—	9,959,500
—	14,000,000	CC (USA), Inc
		3.830% 1/13/06	—	13,982,920
—	40,000,000	Ciesco LP
		4.280% 1/23/06	—	39,903,200

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
—	10,000,000	Ciesco LP
		4.370% 2/24/06	$—	$9,936,500
25,000,000	—	Ciesco LP
		5.260% 1/9/07	24,973,942	—
14,000,000	—	Ciesco LP
		5.260% 1/25/07	13,952,299	—
—	37,000,000	Citigroup Funding Inc.
		4.220% 1/20/06	—	36,925,260
—	13,000,000	Citigroup Funding Inc.
		4.350% 2/21/06	—	12,923,560
50,000,000	—	Citigroup Funding Inc.
		5.250% 1/11/07	49,934,060	—
35,825,000	—	Citigroup Funding Inc.
		5.250% 2/5/07	35,647,365	—
—	24,150,000	Colgate-Palmolive Co
		4.250% 1/6/06	—	24,141,306
—	15,000,000	Corporate Asset Funding Corp, Inc
		4.150% 1/13/06	—	14,981,700
—	5,035,000	Corporate Asset Funding Corp, Inc
		4.200% 1/23/06	—	5,022,815
—	16,000,000	Corporate Asset Funding Corp, Inc
		4.210% 1/25/06	—	15,957,440
—	5,905,000	Corporate Asset Funding Corp, Inc
		4.290% 1/31/06	—	5,884,982
—	2,020,000	Corporate Asset Funding Corp, Inc
		4.340% 2/17/06	—	2,008,930
6,000,000	—	Corporate Asset Funding Corp, Inc
		5.240% 1/22/07	5,982,193	—
8,760,000	—	Corporate Asset Funding Corp, Inc
		5.260% 1/29/07	8,725,048	—
25,000,000	—	Corporate Asset Funding Corp, Inc
		5.250% 2/7/07	24,867,250	—
54,000,000	—	Corporate Asset Funding Corp, Inc
		5.250% 2/8/07	53,705,295	—
—	25,000,000	Deutsche Bank
		4.270% 2/14/06	—	24,997,000
3,000,000	—	Deutsche Bank
		5.290% 1/9/07	2,999,962	—
30,000,000	—	Deutsche Bank
		5.300% 1/22/07	29,999,154	—
—	50,000,000	Dexia Bank
		4.280% 1/30/06	—	49,998,000
—	8,000,000	Dorada Finance Inc.
		3.900% 1/23/06	—	7,980,640
—	21,500,000	Dorada Finance Inc.
		4.250% 2/16/06	—	21,384,975

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
—	20,000,000	Dorada Finance Inc.
		4.300% 2/27/06	$—	$19,865,600
7,000,000	—	Dorada Finance Inc.
		5.250% 1/9/07	6,992,704	—
—	13,000,000	Edison Asset Securitization, LLC
		4.190% 1/17/06	—	12,977,770
—	20,000,000	Edison Asset Securitization, LLC
		1.720% 2/22/06	—	19,877,800
—	7,248,000	Edison Asset Securitization, LLC
		4.390% 4/7/06	—	7,162,981
24,000,000	—	Edison Asset Securitization, LLC
		5.230% 1/19/07	23,939,287	—
10,000,000	—	Edison Asset Securitization, LLC
		5.240% 2/1/07	9,955,666	—
32,900,000	—	Fairway Finance Company, LLC
		5.240% 1/17/07	32,826,521	—
—	20,000,000	FCAR Owner Trust I
		4.340% 2/7/06	—	19,915,000
—	17,000,000	First Tennessee National Bank
		4.330% 2/6/06	—	16,999,660
—	21,590,000	General Electric Capital Corp
		4.440% 4/28/06	—	21,282,343
—	25,000,000	General Electric Capital Corp
		4.520% 6/28/06	—	24,435,000
23,760,000	—	General Electric Capital Corp
		5.250% 1/18/07	23,704,454	—
13,155,000	—	General Electric Capital Corp
		5.240% 2/8/07	13,084,017	—
30,000,000	—	General Electric Capital Corp
		5.250% 2/15/07	29,807,499	—
—	35,000,000	Goldman Sachs Group, LP
		4.280% 2/3/06	—	34,870,150
—	29,140,000	Govco Incorporated
		4.020% 1/9/06	—	29,118,436
—	10,000,000	Govco Incorporated
		2.280% 1/18/06	—	9,981,700
—	9,000,000	Govco Incorporated
		4.390% 3/14/06	—	8,922,420
50,000,000	—	Govco Incorporated
		5.240% 1/5/07	49,977,665	—
25,700,000	—	Govco Incorporated
		5.260% 3/8/07	25,454,668	—
—	5,015,000	Grampian Funding LLC
		4.320% 1/23/06	—	5,002,814
—	20,000,000	Grampian Funding LLC
		4.040% 2/1/06	—	19,929,600

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
—	10,000,000	Greyhawk Funding LLC
		4.000% 1/6/06	$—	$9,996,300
33,000,000	—	Greyhawk Funding LLC
		5.230% 2/6/07	32,829,314	—
—	25,000,000	Harrier Finance Funding (US) LLC
		3.810% 1/25/06	—	24,933,500
—	10,085,000	HBOS Treasury Srvcs Plc
		4.200% 2/15/06	—	10,033,163
8,415,000	—	HBOS Treasury Srvcs Plc
		5.260% 3/21/07	8,319,680	—
40,000,000	—	HSBC Finance Corporation
		5.250% 1/26/07	39,859,012	—
19,000,000	—	IBM (International Business Machine Corp)
		5.240% 1/10/07	18,966,750	—
22,200,000	—	IBM Capital Inc.
		5.250% 3/16/07	21,963,166	—
25,000,000	—	ING (US) Finance
		5.230% 3/27/07	24,695,265	—
24,000,000	—	Johnson & Johnson
		5.200% 1/2/07	24,000,000	—
25,000,000	—	Johnson & Johnson
		5.250% 1/18/07	24,941,555	—
20,259,000	—	Kimberly—Clark Worldwide, Inc.
		5.265% 1/29/07	20,179,184	—
—	31,740,000	Kitty Hawk Funding Corp.
		4.295% 1/12/06	—	31,705,086
—	10,000,000	Kitty Hawk Funding Corp.
		1.680% 2/15/06	—	9,947,600
—	25,000,000	Links Finance L.L.C.
		4.270% 2/10/06	—	24,884,750
—	25,000,000	Links Finance L.L.C.
		4.380% 3/13/06	—	24,787,750
10,000,000	—	Links Finance L.L.C.
		5.230% 1/16/07	9,979,190	—
30,000,000	—	Morgan Stanley Dean Witter
		5.255% 2/12/07	29,819,598	—
—	10,000,000	Paccar Financial Corp
		4.020% 1/12/06	—	9,989,200
—	13,655,000	Paccar Financial Corp
		4.360% 3/3/06	—	13,557,913
—	10,000,000	Park Avenue Receivables Corp
		2.150% 1/4/06	—	9,998,800
—	20,080,000	Park Avenue Receivables Corp
		4.270% 1/27/06	—	20,021,166
11,601,000	—	Pitney Bowes Inc
		5.240% 1/4/07	11,597,578	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
—	10,000,000	Preferred Receivables Funding Corp
		4.130% 1/6/06	$—	$9,996,300
—	19,150,000	Private Export Funding Corporation
		4.170% 2/7/06	—	19,070,145
—	15,000,000	Private Export Funding Corporation
		4.080% 2/13/06	—	14,926,500
—	9,000,000	Private Export Funding Corporation
		4.300% 3/9/06	—	8,929,260
—	5,000,000	Private Export Funding Corporation
		4.335% 4/4/06	—	4,944,250
20,500,000	—	Private Export Funding Corporation
		5.220% 1/3/07	20,496,976	—
1,845,000	—	Private Export Funding Corporation
		5.300% 1/11/07	1,842,553	—
23,000,000	—	Private Export Funding Corporation
		5.260% 1/18/07	22,945,922	—
6,000,000	—	Private Export Funding Corporation
		5.230% 1/23/07	5,981,485	—
15,000,000	—	Private Export Funding Corporation
		5.220% 2/15/07	14,903,199	—
14,120,000	—	Private Export Funding Corporation
		5.230% 3/6/07	13,989,828	—
—	20,000,000	Procter & Gamble
		4.025% 1/10/06	—	19,983,200
—	3,500,000	Procter & Gamble
		4.090% 1/26/06	—	3,490,445
25,000,000	—	Procter & Gamble
		5.225% 1/12/07	24,963,380	—
25,000,000	—	Procter & Gamble International S.C
		5.250% 2/1/07	24,890,625	—
50,000,000	—	Procter & Gamble International S.C
		5.230% 2/14/07	49,686,455	—
—	50,000,000	Ranger Funding Company LLC
		4.075% 1/17/06	—	49,914,500
10,000,000	—	Ranger Funding Company LLC
		5.250% 1/24/07	9,967,385	—
20,000,000	—	Ranger Funding Company LLC
		5.260% 1/25/07	19,931,856	—
23,760,000	—	Ranger Funding Company LLC
		5.260% 2/12/07	23,616,311	—
—	17,000,000	Regions Bank (Alabama)
		4.180% 1/30/06	—	16,998,130
10,000,000	—	Scaldis Capital LLC
		5.300% 1/10/07	9,988,068	—
25,000,000	—	Sheffield Receivables Corporation
		5.250% 1/12/07	24,962,735	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
35,750,000	—	Sheffield Receivables Corporation
		5.240% 1/17/07	$35,670,156	$—
—	540,000	Sherwin—Williams Co
		4.080% 2/7/06	—	537,732
—	14,390,000	Sigma Finance Inc
		3.890% 1/12/06	—	14,374,171
—	17,000,000	Sigma Finance Inc
		4.230% 1/31/06	—	16,942,370
—	5,575,000	Sigma Finance Inc
		4.340% 2/27/06	—	5,537,536
—	5,000,000	Sigma Finance Inc
		3.940% 3/1/06	—	4,965,150
—	8,000,000	Sigma Finance Inc
		4.390% 3/8/06	—	7,937,120
7,850,000	—	Societe Generale North America, Inc
		5.255% 1/10/07	7,836,262	—
25,000,000	—	Societe Generale North America, Inc
		5.250% 1/19/07	24,937,902	—
—	6,030,000	Societe Generale North America, Inc
		4.390% 3/20/06	—	5,974,281
20,000,000	—	SunTrust Banks, Inc.
		5.245% 5/1/07	20,001,700	—
—	27,600,000	Swedish Export Credit Corp
		4.260% 1/18/06	—	27,550,596
14,675,000	—	Swedish Export Credit Corp
		5.319% 1/10/07	14,657,788	—
33,895,000	—	Swedish Export Credit Corp
		5.250% 1/16/07	33,825,624	—
30,000,000	—	Swedish Export Credit Corp
		5.240% 2/13/07	29,816,250	—
5,800,000	—	The Concentrate Manufacturing Company of
		Ireland 5.260% 1/9/07	5,790,695	—
50,000,000	—	Toyota Motor Credit Corp
		5.235% 1/23/07	49,846,580	—
30,000,000	—	Toyota Motor Credit Corp
		5.230% 1/25/07	29,899,221	—
—	15,000,000	Toyota Motor Credit Corp
		4.300% 10/10/06	—	15,000,900
19,000,000	—	U.S. Bancorp
		5.245% 12/5/07	18,998,765	—
—	24,000,000	UBS Finance, (Delaware) Inc
		4.310% 2/10/06	—	23,891,280
—	3,120,000	UBS Finance, (Delaware) Inc
		1.760% 4/19/06	—	3,079,190
17,500,000	—	UBS Finance, (Delaware) Inc
		5.230% 2/20/07	17,375,018	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
34,530,000	—	Variable Funding Capital Corporation
		5.320% 2/2/07	$34,371,217	$—
30,000,000	—	Variable Funding Capital Corporation
		5.250% 2/5/07	29,848,698	—
25,000,000	—	Variable Funding Capital Corporation
		5.250% 2/6/07	24,870,208	—
—	25,000,000	Variable Funding Capital Corporation
		4.000% 1/5/06	—	24,993,750
—	5,010,000	Washington Gas Light Co
		4.330% 1/9/06	—	5,006,393
—	20,000,000	Wells Fargo
		4.320% 2/9/06	—	19,999,600
—	19,460,000	Yorktown Capital, LLC
		4.190% 1/4/06	—	19,457,665
—	4,066,000	Yorktown Capital, LLC
		4.275% 1/6/06	—	4,064,496
—	2,625,000	Yorktown Capital, LLC
		4.280% 2/10/06	—	2,611,893
23,415,000	—	Yorktown Capital, LLC
		1.340% 1/4/07	23,408,027	—

TOTAL COMMERCIAL PAPER
(Cost $1,672,398,634 and $1,340,511,661)			1,672,544,145	1,340,656,583

GOVERNMENT AGENCY BONDS—2.36% and 2.61%
17,700,000	—	Federal Home Loan Banks
		5.135% 1/5/07	17,694,938	—
19,745,000	—	Federal Home Loan Banks
		5.190% 1/12/07	19,719,628	—
39,969,000	—	Federal Home Loan Banks
		5.130% 1/19/07	39,877,711	—
23,753,000	—	Federal Home Loan Banks
		2.330% 2/28/07	23,563,451	—
—	7,030,000	Federal Home Loan Banks
		1.750% 1/3/06	—	7,027,383
—	50,000,000	Federal Home Loan Mortgage Corporation
		4.150% 1/31/06	—	49,839,500
13,654,000	—	Federal Home Loan Mortgage Corporation
		2.190% 1/2/07	13,654,000	—
22,250,000	—	Federal Home Loan Mortgage Corporation
		1.250% 1/16/07	22,208,704	—
43,400,000	—	Federal Home Loan Mortgage Corporation
		5.151% 1/24/07	43,269,887	—
50,000,000	—	Federal Home Loan Mortgage Corporation
		1.240% 1/30/07	49,807,250	—
33,675,000	—	Federal Home Loan Mortgage Corporation
		5.150% 1/31/07	33,540,367	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

Principal			Value
2006	2005	Issuer, Interest Rate and Maturity Date	2006	2005
—	30,000,000	Federal Home Loan Mortgage Corporation
		2.380% 1/3/06	$—	$30,000,000
—	3,840,000	Federal Home Loan Mortgage Corporation
		1.780% 1/9/06	—	3,837,350
—	18,000,000	Federal Home Loan Mortgage Corporation
		4.210% 2/9/06	—	17,922,240
—	46,555,000	Federal National Mortgage
		4.350% 1/11/06	—	46,512,169
30,000,000	—	Federal National Mortgage Association
		1.260% 2/6/07	29,854,650	—
23,768,000	—	Federal National Mortgage Association
		1.740% 1/8/07	23,751,029	—
50,000,000	—	Federal National Mortgage Association
		1.240% 3/21/07	49,452,450	—
—	37,615,000	Federal National Mortgage Association
		2.290% 1/10/06	—	37,584,908
—	3,015,000	Federal National Mortgage Association
		1.830% 2/1/06	—	3,004,809
—	29,320,000	Federal National Mortgage Association
		4.200% 2/2/06	—	29,217,380
—	1,766,000	Federal National Mortgage Association
		1.740% 2/15/06	—	1,757,135
—	50,000,000	Federal National Mortgage Association
		4.240% 2/17/06	—	49,737,500
—	23,940,000	Federal National Mortgage Association
		4.240% 2/23/06	—	23,797,558

TOTAL GOVERNMENT AGENCY BONDS
(Cost $366,282,560 and $300,164,529)			366,394,065	300,237,932

TOTAL OTHER MARKETABLE SECURITIES
(Cost $2,038,681,194 and $1,640,676,190)			2,038,938,210	1,640,894,515

TOTAL MARKETABLE SECURITIES
(Cost $2,608,007,989 and $2,074,158,205)			2,743,860,533	2,089,557,113

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2006 and December 31, 2005

MORTGAGE LOAN RECEIVABLE—0.48% and 0.00%

Principal			Value
2006	2005	Borrower, Current Rate and Maturity Date	2006	2005
75,000,000	—	Klingle Corporation
		6.17% 07/10/11	$74,660,626	$—

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000,000)			74,660,626	—

TOTAL INVESTMENTS
(Cost $13,558,801,945 and $10,516,032,644)			$15,510,036,850	$11,485,741,406

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.
(2)	Leasehold interest only.
(3)	Located throughout the U.S.
(4)	The market value reflects the Account’s interest in the joint venture, net of any debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
    Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statement of investments, and the related statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2005 and 2006, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
    Board of Trustees of Teachers Insurance and Annuity Association of America:

We have audited the accompanying statements of operations, changes in net assets and cash flows of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”) for the year ended December 31, 2004. These financial statements are the responsibility of TIAA’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of the Account for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

New York, New York April 14, 2005	/s/ Ernst & Young LLP

ADDITIONAL INFORMATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

          Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2006. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2006.

          (b) Changes in internal controls over financial reporting. There have been no changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART III

ITEMS 10 AND 11.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE
GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

          The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and principal executive officers of TIAA as of the date hereof, and their principal occupations during the last five years, are as follows:

Trustees

Elizabeth E. Bailey, 68
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation and Altria Group, Inc. Chair, National Bureau of Economic Research. Honorary Trustee, the Brookings Institution.

Robert C. Clark, 63
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly, Dean and Royall Professor of Law, Harvard Law School. Director, Collins & Aikman Corporation, Time Warner, Inc. and Omnicom Group.

Edward M. Hundert, M.D., 50
Former President, Case Western Reserve University. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Board Member, Rock and Roll Hall of Fame, the Greater Cleveland Partnership and Nortech.

Marjorie Fine Knowles, 67
Professor of Law, Georgia State University College of Law.

Donald K. Peterson, 57
Former Chairman and Chief Executive Officer, Avaya Inc. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Chairman, Board of Trustees, Worcester Polytechnic Institute. Director, Opti-Scrip.

Sidney A. Ribeau, 59
President, Bowling Green University. Director, The Andersons, Convergys and Worthington Industries.

Dorothy K. Robinson, 56
Vice President and General Counsel, Yale University (since 1986). Director, Newark Public Radio Inc., Youth Rights Media and Friends of New Haven Legal Assistance.

David L. Shedlarz, 58
Vice Chairman of Pfizer Inc. Executive Vice President of Pfizer Inc. from 1999 to 2005 and Chief Financial Officer from 1995 to 2005. Director, Pitney Bowes Inc. Trustee of the International Accounting Standards Committee Foundation. Member of the J.P. Morgan Chase & Co. National Advisory Board. Director of the Board of Overseers, Leonard N. Stern School of Business, New York University. Chairman of the Board of the Multiple Sclerosis Society of New York and Director of the National Multiple Sclerosis Society. Director of Junior Achievement of New York.

Leonard S. Simon, 70
Former Vice Chairman, Charter One Financial, Inc. Formerly, Chairman, President and Chief Executive Officer, RCSB Financial, Inc. and Chairman and Chief Executive Officer, Rochester Community Savings Bank. Director, Landmark Technology Partners, Inc., Integrated Nano-Technologies, LLC and I3T Corporation.

David F. Swensen, 53
Chief Investment Officer, Yale University. Trustee, Brookings Institute, Carnegie Institution of Washington, Carnegie Corporation, Yale New Haven Hospital, Howard Hughes Medical Institute, Courtauld Institute of Art, Wesleyan University, and Hopkins School; Member, University of Cambridge Investment Board.

Ronald L. Thompson, 57
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company. Director, Interstate Bakeries Corporation and Washington University in St. Louis.

Marta Tienda, 56
Maurice P. During ’22 Professor of Demographic Studies, Princeton University. Director, Office of Population Research, Princeton University, 1998-2002. Director, Corporation of Brown University, the Princeton Healthcare System, Sloan Foundation, Jacobs Foundation and RAND Corporation.

Paul R. Tregurtha, 71
Chairman and Chief Executive Officer, Mormac Marine Group, Inc. and Moran Transportation Company, Inc.; Vice Chairman, Interlake Steamship Company and Lakes Shipping Company; Formerly, Chairman, Meridian Aggregates, L.P. Director, FPL Group, Inc.

Rosalie J. Wolf, 65
Managing Partner, Botanica Capital Partners LLC. Formerly, Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust; Chairman, Sanford C. Bernstein Fund, Inc.

Officer—Trustees

Herbert M. Allison, Jr., 63
Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999 and President and Chief Executive Officer of Alliance for

LifeLong Learning, Inc., 1999-2002. Advisory Board, Yale School of Management; Chair, Business-Higher Education Forum; Director, The Conference Board; Member, Business Roundtable and Financial Services Roundtable.

Other Officers

Georganne C. Proctor, 50
Executive Vice President and Chief Financial Officer, TIAA and CREF.

Scott C. Evans, 47
Executive Vice President and Head of Asset Management, TIAA and CREF.

Gary Chinery, 57
Vice President and Treasurer, TIAA and CREF.

E. Laverne Jones, 58
Vice President and Corporate Secretary, TIAA and CREF.

Portfolio Management Team

Margaret A. Brandwein, 60
Managing Director—TIAA Real Estate Account.

Thomas Garbutt, 48
Managing Director—Head of Global Real Estate Equities, TIAA.

Philip J. McAndrews, 48
Managing Director—Head of Real Estate Portfolio Management, TIAA.

Audit Committee Financial Expert

On August 20, 2003, the Board of Trustees of TIAA determined that Rosalie J. Wolf was qualified and would serve as the audit committee financial expert on TIAA’s audit committee. Ms. Wolf is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in her capacity as Trustee.

Code of Ethics

The Board of Trustees of TIAA has a code of ethics for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. The code of ethics is filed as an exhibit to this annual report.

During the reporting period, there were no implicit or explicit waivers granted by the Registrant from any provision of the code of ethics.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

          TIAA’s general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment advisory and other services. In addition, Services, a wholly-owned subsidiary of TIAA, provides administration and distribution services for the Account.

          Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, TIAA’s general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their then-current daily net asset value. For the year ended December 31, 2006, the Account expensed $3,905,051 for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.

          Investment Advisory and Administrative Services/Certain Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts. These services are performed at cost by TIAA and Services. Deductions are also made each valuation day to cover mortality and expense risks borne by TIAA.

          For the year ended December 31, 2006, the Account expensed $26,899,307 for investment advisory services and $6,931,833 for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $45,712,473 for administrative and distribution services provided by Services.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

          Audit Fees. PwC’s fees for professional services rendered for the audits of the Registrant’s annual financial statements for the years ended December 31, 2006 and 2005 and review of financial statements included in the registrant’s quarterly reports were $665,000 and $989,300, respectively. Ernst & Young’s fees for professional services rendered for the audit of the registrant’s annual financial statements (including Sarbanes-Oxley-related activities) for the year ended December 31, 2004 and review of financial statements included in the registrant’s quarterly reports were $1,804,200.

          Tax Fees. PwC had no tax fees for the years ended December 31, 2006 and 2005. Ernst & Young had no tax fees for the year ended December 31, 2004.

          All Other Fees. Other than as set forth above, there were no additional fees with respect to registrant.

          Preapproval Policy. In June of 2003, TIAA’s audit committee (“Audit Committee”) adopted a Preapproval Policy for External Audit Firm Services (the “Policy”). The Policy describes the types of services that may be provided by the independent auditor to the registrant without impairing the auditor’s independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the registrant’s independent auditor in order to ensure that such services do not impair the auditor’s independence.

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	1.	Financial Statements. See Item 8 for required financial statements.

		2.	Financial Statement Schedules. See Item 8 for required financial statements.

(b	)		Exhibits.

(1)		Distribution and Administrative Services Agreement, dated September 29, 1995, by and between TIAA and TIAA-CREF Individual & Institutional Services, Inc.,[1] as amended effective as of May 1, 2005[2], and as amended effective April 28, 2006.[3]

(3)		(A)	Restated Charter of TIAA[4]
		(B)	Bylaws of TIAA (as amended)[5]
(4)		(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Contract Endorsements[1], Keogh Contract[2], Retirement Select and Retirement Select Plus Contracts and Endorsements[6] and Retirement Choice and Retirement Choice Plus Contracts[2]
		(B)	Forms of Income-Paying Contracts[1]
(10)		(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and The Real Estate Research Corporation [7]
		(B)	Custodial Services Agreement, dated as of June 1, 1995, by and between TIAA and Morgan Guaranty Trust Company of New York on behalf of the Registrant (Agreement assigned to The Bank of New York, January, 1996)[1]
(14	)*		Code of Ethics of TIAA
(31	)*		Rule 13a-15(e)/15d-15(e) Certifications
(32	)*		Section 1350 Certifications

_________________________________
1 -	Previously filed and incorporated herein by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed April 30, 1996 (File No. 33-92990).
2 -	Previously filed and incorporated herein by reference to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).
3 -	Previously filed and incorporated herein by reference to Exhibit 1 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2006 (File No. 333-132580).
4 -	Previously filed and incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).
5 -	Previously filed and incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006 (File No. 033-92990).
6 -	Previously filed and incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).
7 -	Previously filed and incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Commission on March 15, 2006 (File No. 033-92990).
* -	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of March, 2007.

TIAA REAL ESTATE ACCOUNT

By: TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

By:	/s/Herbert M. Allison, Jr.
Herbert M. Allison, Jr.
Chairman, President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert M. Allison, Jr.	Chairman, President and Chief Executive	3/15/07
Herbert M. Allison, Jr.	Officer (Principal Executive Officer) and Trustee

/s/ Georganne C. Proctor	Executive Vice President and Chief Financial	3/15/07
Georganne C. Proctor	Officer (Principal Financial and Accounting
Officer)

Signature of Trustee	Title	Date

/s/ Elizabeth E. Bailey	Trustee	3/15/07
Elizabeth E. Bailey

/s/ Robert C. Clark	Trustee	3/15/07
Robert C. Clark

/s/ Edward M. Hundert, M.D.	Trustee	3/15/07
Edward M. Hundert, M.D.

/s/ Marjorie Fine Knowles	Trustee	3/15/07
Marjorie Fine Knowles

/s/ Donald K. Peterson	Trustee	3/15/07
Donald K. Peterson

/s/ Sidney A. Ribeau	Trustee	3/15/07
Sidney A. Ribeau

/s/ Dorothy K. Robinson	Trustee	3/15/07
Dorothy K. Robinson

Trustee
David L. Shedlarz

/s/ Leonard S. Simon	Trustee	3/15/07
Leonard S. Simon

/s/ David F. Swensen	Trustee	3/15/07
David F. Swensen

/s/ Ronald L. Thompson	Trustee	3/15/07
Ronald L. Thompson

/s/ Marta Tienda	Trustee	3/15/07
Marta Tienda

/s/ Paul R. Tregurtha	Trustee	3/15/07
Paul R. Tregurtha

/s/ Rosalie J. Wolf	Trustee	3/15/07
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