Form 10-Q
period 2007-03-31
TIAA REAL ESTATE ACCOUNT
filed 2007-05-15
CIK 946155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________________ to ________________________

Commission File Numbers 33-92990, 333-13477, 333-22809, 333-59778, 333-83964,
333-113602, 333-121493, 333-132580 and 333-141513

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

               Yes ☐          No ☒

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2007

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Investments, at value:
Real estate properties
(cost: $9,823,541,733 and $9,462,471,032)	$11,378,403,726	$10,743,487,689
Real estate joint ventures and limited partnerships
(cost: $2,461,718,204 and $1,413,322,924)	3,103,827,947	1,948,028,002
Marketable securities:
Real estate-related
(cost: $459,183,596 and $569,326,795)	597,744,564	704,922,323
Other
(cost: $1,376,137,170 and $2,038,681,194)	1,376,227,171	2,038,938,210
Mortgage loans receivable
(cost: $75,000,000 and $75,000,000)	74,493,778	74,660,626
Total investments
(cost: $14,195,580,703 and $13,558,801,945)	16,530,697,186	15,510,036,850
Cash	6,089,882	3,585,145
Due from investment advisor	25,480,280	8,461,793
Other	233,527,017	237,877,545

TOTAL ASSETS	16,795,794,365	15,759,961,333
LIABILITIES
Mortgage loans payable—Note 4	1,415,773,755	1,437,149,148
(principal outstanding: $1,384,780,300 and $1,384,920,990)
Payable for securities transactions	—	1,219,323
Accrued real estate property level expenses	173,183,051	169,657,402
Security deposits held	19,645,450	19,242,948

TOTAL LIABILITIES	1,608,602,256	1,627,268,821
NET ASSETS
Accumulation Fund	14,753,556,364	13,722,700,176
Annuity Fund	433,635,745	409,992,336

TOTAL NET ASSETS	$15,187,192,109	$14,132,692,512
NUMBER OF ACCUMULATION UNITS
OUTSTANDING—Notes 5 and 6	51,827,475	50,146,354
NET ASSET VALUE, PER ACCUMULATION UNIT—Note 5	$284.67	$273.65

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
INVESTMENT INCOME
Real estate income, net:
Rental income	$245,536,719	$188,850,329
Real estate property level expenses and taxes:
Operating expenses	66,566,172	48,990,475
Real estate taxes	31,227,298	24,185,915
Interest expense	21,577,137	15,920,768

Total real estate property level expenses and taxes	119,370,607	89,097,158
Real estate income, net	126,166,112	99,753,171
Income from real estate joint ventures and limited partnerships	19,598,193	10,910,965
Interest	25,905,798	22,615,133
Dividends	2,604,732	2,411,655

TOTAL INCOME	174,274,835	135,690,924
Expenses—Note 2:
Investment advisory charges	13,142,942	6,592,265
Administrative and distribution charges	15,458,222	8,996,205
Mortality and expense risk charges	1,798,307	1,887,992
Liquidity guarantee charges	1,097,440	934,393

TOTAL EXPENSES	31,496,911	18,410,855

INVESTMENT INCOME, NET	142,777,924	117,280,069
REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on:
Real estate properties	7,161,713	(629,643)
Real estate joint ventures and limited partnerships	(611,402)	—
Marketable securities	20,378,319	(4,815,208)
Total realized gain (loss) on investments	26,928,630	(5,444,851)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	273,845,298	114,641,036
Real estate joint ventures and limited partnerships	111,935,545	66,185,795
Marketable securities	2,798,423	54,047,172
Mortgage loan receivable	(166,848)	—
Mortgage loans payable	21,365,579	337,243
Net change in unrealized appreciation on investments
and mortgage loans payable	409,777,997	235,211,246
NET REALIZED AND UNREALIZED GAIN ON
INVESTMENTS AND MORTGAGE LOANS PAYABLE	436,706,627	229,766,395
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$579,484,551	$347,046,464

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
FROM OPERATIONS
Investment income, net	$142,777,924	$117,280,069
Net realized gain (loss) on investments	26,928,630	(5,444,851)
Net change in unrealized appreciation on investments	409,777,997	235,211,246
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	579,484,551	347,046,464
FROM PARTICIPANT TRANSACTIONS
Premiums	300,544,111	264,251,599
Net transfers from TIAA	57,376,024	58,341,523
Net transfers from CREF Accounts	287,805,341	264,380,541
Net transfers to TIAA-CREF Institutional Mutual Funds	(22,093,146)	(1,328,649)
Annuity and other periodic payments	(18,962,819)	(13,654,031)
Withdrawals and death benefits	(129,654,465)	(99,011,709)
NET INCREASE IN NET ASSETS RESULTING
FROM PARTICIPANT TRANSACTIONS	475,015,046	472,979,274
NET INCREASE IN NET ASSETS	1,054,499,597	820,025,738
NET ASSETS
Beginning of period	14,132,692,512	10,548,711,102
End of period	$15,187,192,109	$11,368,736,840

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$579,484,551	$347,046,464
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(338,636,736)	(34,692,647)
Capital improvements on real estate properties	(37,141,416)	(19,424,317)
Proceeds from sale of real estate properties	22,000,000	—
Increase in other investments	(251,410,260)	(695,500,814)
(Increase) decrease in other assets	(12,667,959)	11,074,336
Increase (decrease) in accrued real estate property level
expenses and taxes	3,525,649	(30,550,877)
Increase (decrease) in security deposits held	402,502	(428,622)
(Decrease) increase in other liabilities	(1,219,323)	179,057,192
Net realized (gain) loss on investments	(26,928,630)	5,444,851
Unrealized gain on investments and mortgage loans payable	(409,777,997)	(235,211,246)

NET CASH USED IN OPERATING ACTIVITIES	(472,369,619)	(473,185,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Premiums	300,544,111	264,251,599
Net transfers from TIAA	57,376,024	58,341,523
Net transfers from CREF Accounts	287,805,341	264,380,541
Principal payments on mortgage loans payable	(140,690)	(47,764)
Net transfers to TIAA-CREF Institutional Mutual Funds	(22,093,146)	(1,328,649)
Annuity and other periodic payments	(18,962,819)	(13,654,031)
Withdrawals and death benefits	(129,654,465)	(99,011,709)

NET CASH PROVIDED BY FINANCING ACTIVITIES	474,874,356	472,931,510
NET INCREASE (DECREASE) IN CASH	2,504,737	(254,170)
CASH
Beginning of period	3,585,145	1,211,370
End of period	$6,089,882	$957,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20,631,361	$15,601,043

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

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A loss occurs when the cost-to-date exceeds the sales price. As the Account is fair valued and all properties are appraised quarterly, any accumulated unrealized gains and losses are reversed in the calculation of realized gains and losses.

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

Note 2—Management Agreements

Investment advisory services for the Account are provided by TIAA employees, under the direction of TIAA’s Board of Trustees and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

Administrative and distribution services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in the Condensed Financial Information disclosed in Note 5.

Note 3—Investment in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At

March 31, 2007, the Account held 13 joint venture investments with ownership interest percentages that ranged from 50% to 85%. The Account’s allocated portion of the mortgage notes payable was $1,998,914,986 and $472,167,225 at March 31, 2007 and December 31, 2006, respectively. The Account’s equity in the joint ventures at March 31, 2007 and December 31, 2006 was $2,796,404,758 and $1,668,744,951, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate properties, at value	$6,794,990,253	$3,650,902,513
Other assets	208,501,074	101,949,855
Total assets	$7,003,491,327	$3,752,852,368
Liabilities and Equity
Mortgage loans payable, at value	$2,667,801,859	$875,560,195
Other liabilities	159,755,147	74,287,727
Total liabilities	2,827,557,006	949,847,922
Equity	4,175,934,321	2,803,004,446
Total liabilities and equity	$7,003,491,327	$3,752,852,368

	For the Three
	Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	(Unaudited)
Operating Revenues and Expenses
Revenues	$100,739,258	$299,078,956
Expenses	50,620,671	157,686,944
Excess of revenues over expenses	$50,118,587	$141,392,012

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2007, the Account held five limited partnership investments with ownership interest percentages that ranged from 5.27% to 18.45%. The Account’s investment in limited partnerships was $307,423,189 and $279,283,051 at March 31, 2007 and December 31, 2006, respectively.

Note 4—Mortgage Loans Payable

At March 31, 2007, the Account had outstanding mortgage loans payable on the following properties:

	Interest	Amount
Property	Rate Percentage	March 31, 2007	Due
		(Unaudited)
50 Fremont	6.40 paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.42 paid monthly	9,067,781	May 1, 2011
IDX Tower	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly	26,176,620	June 1, 2013
Westferry Circus	5.4003 paid quarterly (a)	232,585,340	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza	5.28 paid monthly	112,700,000	April 11, 2014
1401 H Street	5.97 paid monthly	115,000,000	December 7, 2014
South Frisco Village	5.85 paid monthly	26,250,559	June 1, 2013
Publix at Weston Commons	5.08 paid monthly	35,000,000	January 1, 2036
Total principal outstanding		$1,384,780,300
Unamortized discount		(5,146,539)
Amortized cost		1,379,633,761
Fair value adjustment		36,139,994
Total mortgage loans payable		$1,415,773,755

(a)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars at the exchange rate on the funding date. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed.

Note 5—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Three Months
	Ended
	March 31,	Years Ended December 31,
	2007(1)	2006	2005	2004	2003
	(Unaudited)
Per Accumulation Unit data:
Rental income	$4.431	$16.717	$15.604	$13.422	$15.584
Real estate property level expenses
and taxes	2.154	7.807	7.026	5.331	5.890
Real estate income, net	2.277	8.910	8.578	8.091	9.694
Other income	0.868	4.409	3.602	3.341	2.218
Total income	3.145	13.319	12.180	11.432	11.912
Expense charges(2)	0.568	1.671	1.415	1.241	1.365
Investment income, net	2.577	11.648	10.765	10.191	10.547
Net realized and unrealized gain
on investments and mortgage
loans payable	8.437	22.052	18.744	13.314	2.492
Net increase in Accumulation
Unit Value	11.014	33.700	29.509	23.505	13.039
Accumulation Unit Value:
Beginning of period	273.653	239.953	210.444	186.939	173.900
End of period	$284.667	$273.653	$239.953	$210.444	$186.939
Total return	4.02%	14.04%	14.02%	12.57%	7.50%
Ratios to Average Net Assets:
Expenses(2)	0.22%	0.67%	0.63%	0.63%	0.76%
Investment income, net	0.98%	4.68%	4.82%	5.17%	5.87%

Portfolio turnover rate:
Real estate properties	0.16%	3.62%	6.72%	2.32%	5.12%
Marketable securities	2.12%	51.05%	77.63%	143.47%	71.83%
Accumulation Units outstanding at
end of period (in thousands)	51,827	50,146	42,623	33,338	24,724
Net assets end of period (in thousands)	$15,187,192	$14,132,693	$10,548,711	$7,245,550	$4,793,422

(1)	Per share amounts and percentages for the interim period have not been annualized.
(2)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2007 would be $2.722 ($9.478, $8.441, $6.572, and $7.255 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2007 would be 1.03% (3.81%, 3.78%, 3.33%, and 4.04% for the years ended December 31, 2006, 2005, 2004, and 2003, respectively).

Note 6—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the
	Three Months
	Ended	For theYear Ended
	March 31, 2007	December 31, 2006
	(Unaudited)
Credited for premiums	971,801	4,056,196
Net units credited for transfers, net disbursements
and amounts applied to the Annuity Fund	709,320	3,466,667
Outstanding:
Beginning of period	50,146,354	42,623,491
End of period	51,827,475	50,146,354

Note 7—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of March 31, 2007, the Account had one outstanding commitment in the gross amount of $18.4 million to purchase a retail property located in Champlin, Minnesota.

In addition, the Account had outstanding commitments to purchase interests in six limited partnerships and to purchase shares in a private real estate equity investment trust, which totaled $366.7 million in the aggregate. As of March 31, 2007, $37 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits to which the Account is a party.

Note 8—New Accounting Pronouncements

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

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

REAL ESTATE PROPERTIES—68.83% and 69.27%	Value
Location / Description	2007		2006
	(Unaudited)
Alabama:
Inverness Center—Office building	$114,305,599		$112,256,914
Arizona:
Camelback Center—Office building	76,100,000		—
Kierland Apartment Portfolio—Apartments	203,972,154		206,100,000
Mountain RA Industrial Portfolio—Industrial building	6,644,691		6,605,429
Phoenix Apartment Portfolio—Apartments	181,550,732		182,900,000
California:
3 Hutton Centre Drive—Office building	59,500,000		59,011,323
9 Hutton Centre—Office building	30,855,890		29,000,000
50 Fremont—Office building	438,000,000	(1)	421,000,000	(1)
88 Kearny Street—Office building	90,104,969		90,310,024
980 9th Street and 1010 8th Street—Office building	168,000,000		168,000,000
Cabot Industrial Portfolio—Industrial building	111,000,000		109,000,000
Capitol Place—Office building	50,553,854		50,331,828
Centerside I—Office building	64,000,000		67,000,000
Centre Pointe and Valley View—Industrial building	33,450,000		32,385,980
Eastgate Distribution Center—Industrial building	26,250,000		25,558,962
Embarcadero Center West—Office building	232,028,249		231,000,000
Larkspur Courts—Apartments	93,000,000		93,043,346
Northern CA RA Industrial Portfolio—Industrial building	68,722,804		71,317,741
Ontario Industrial Portfolio—Industrial building	298,527,207	(1)	298,045,226	(1)
Regents Court—Apartments	68,500,000		67,800,000
Southern CA RA Industrial Portfolio—Industrial building	105,900,499		97,558,473
The Legacy at Westwood—Apartments	123,300,000		110,231,593
Wellpoint—Office building	49,000,000		49,000,000
Westcreek—Apartments	36,215,818		35,300,000
West Lake North Business Park—Office building	61,000,000		61,000,000
Westwood Marketplace—Shopping center	93,690,698		91,467,954
Wilshire Rodeo Plaza—Office building	204,070,002	(1)	204,084,734	(1)
Colorado:
Palomino Park—Apartments	184,700,000		184,000,000
The Lodge at Willow Creek—Apartments	39,990,853		39,501,399
The Market at Southpark—Shopping center	35,800,000		35,800,000
Connecticut:
Ten & Twenty Westport Road—Office building	175,000,000		175,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	15,995,495		16,014,758
Florida:
701 Brickell—Office building	235,299,729		231,239,379
4200 West Cypress Street—Office building	43,113,162		43,100,425
Plantation Grove—Shopping center	15,000,000		15,010,406
Pointe on Tampa Bay—Office building	55,091,325		50,573,824
Publix at Weston Commons—Shopping center	54,410,740	(1)	54,411,436	(1)
Quiet Waters at Coquina Lakes—Apartments	24,705,714		24,006,100
Royal St. George—Apartments	25,000,000		25,000,000
Sawgrass Office Portfolio—Office building	80,673,658		72,000,000
South Florida Apartment Portfolio—Apartments	65,000,000		65,099,785

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

	Value
Location / Description	2007		2006
	(Unaudited)
Florida: (continued)
Suncrest Village—Shopping center	$18,000,000		$17,009,378
The Fairways of Carolina—Apartments	25,700,000		25,309,965
The Greens at Metrowest—Apartments	—		21,011,825
The North 40 Office Complex—Office building	65,000,000		63,500,000
Urban Centre—Office building	126,500,000		121,000,000
France:
Printemps Del Homme—Shopping center	265,965,078		—
Georgia:
1050 Lenox Park—Apartments	79,500,000		79,470,836
Atlanta Industrial Portfolio—Industrial building	77,500,000		77,863,416
Glenridge Walk—Apartments	48,700,000		48,710,574
Reserve at Sugarloaf—Apartments	50,218,920	(1)	49,500,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial building	76,624,341		76,117,193
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	83,061,117		74,999,590
Chicago Industrial Portfolio—Industrial building	90,000,000		89,104,640
East North Central RA Industrial Portfolio—Industrial building	37,733,887		37,503,284
Oak Brook Regency Towers—Office building	84,722,995		83,200,000
Parkview Plaza—Office building	62,154,258		59,400,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	67,000,000		66,552,034
Maryland:
Broadlands Business Park—Industrial building	35,300,000		35,002,731
FEDEX Distribution Facility—Industrial building	9,000,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	48,000,000		48,000,000
Massachusetts:
99 High Street—Office building	292,000,000	(1)	291,806,564	(1)
Batterymarch Park II—Office building	13,100,000		13,234,314
Needham Corporate Center—Office building	25,139,346		22,712,550
Northeast RA Industrial Portfolio—Industrial building	31,305,160		30,900,000
The Newbry—Office building	370,861,726		370,745,525
Nevada:
UPS Distribution Facility—Industrial building	15,500,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	32,100,000		32,100,000
Konica Photo Imaging Headquarters—Industrial building	23,100,000		23,100,000
Marketfair—Shopping center	94,003,000		94,058,427
Morris Corporate Center III—Office building	115,200,450		114,857,104
NJ Caleast Industrial Portfolio—Industrial building	41,900,000		41,920,988
Plainsboro Plaza—Shopping center	51,300,000		50,900,000
South River Road Industrial—Industrial building	58,700,000		60,600,000
New York:
780 Third Avenue—Office building	353,000,000		298,000,000
The Colorado—Apartments	109,000,000		100,000,000
Ohio:
Columbus Portfolio—Office building	24,599,685		24,600,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

	Value
Location / Description	2007		2006
	(Unaudited)
Pennsylvania:
Lincoln Woods—Apartments	$37,750,000		$37,781,555
Tennessee:
Airways Distribution Center—Industrial building	24,300,000		24,857,278
Memphis Caleast Industrial Portfolio—Industrial building	52,306,962		52,500,000
Summit Distribution Center—Industrial building	27,500,000		26,300,000
Texas:
Butterfield Industrial Park—Industrial building	5,000,000	(2)	5,100,000	(2)
Dallas Industrial Portfolio—Industrial building	155,200,000		153,210,519
Four Oaks Place—Office building	313,265,501		306,200,984
Houston Apartment Portfolio—Apartments	314,032,375		306,042,523
Lincoln Centre—Office building	275,188,970	(1)	270,000,000	(1)
Park Place on Turtle Creek—Office building	44,321,585		44,573,669
Pinnacle Industrial /DFW Trade Center—Industrial building	46,200,000		45,874,807
South Frisco Village—Shopping center	47,214,065	(1)	47,014,065	(1)
The Caruth—Apartments	63,300,000		60,007,237
The Legends at Chase Oaks—Apartments	29,000,000		29,025,236
The Maroneal—Apartments	39,010,624		39,113,694
United Kingdom:
1 & 7 Westferry Circus—Office building	437,477,032	(1)	428,574,628	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	15,900,000		16,509,871
Virginia:
8270 Greensboro Drive—Office building	62,500,000		62,000,000
Ashford Meadows—Apartments	93,012,254		89,091,341
Monument Place—Office building	62,000,000		58,600,000
One Virginia Square—Office building	56,000,000		53,000,000
The Ellipse at Ballston—Office building	86,961,160		85,439,350
Washington:
Creeksides at Centerpoint—Office building	41,360,346		40,508,139
IDX Tower—Office building	437,000,000	(1)	398,990,017	(1)
Millennium Corporate Park—Office building	141,002,224		139,107,181
Northwest RA Industrial Portfolio—Industrial building	21,317,008		20,684,499
Rainier Corporate Park—Industrial building	71,039,162		69,362,219
Regal Logistics Campus—Industrial building	66,000,000		66,000,000
Washington DC:
1001 Pennsylvania Avenue—Office building	603,000,000	(1)	552,502,209	(1)
1401 H Street, NW—Office building	212,188,247	(1)	207,806,286	(1)
1900 K Street—Office building	269,000,000		255,002,226
Mazza Gallerie—Shopping center	89,542,406		86,350,179
TOTAL REAL ESTATE PROPERTIES
(Cost $9,823,541,733 and $9,462,471,032)	11,378,403,726		10,743,487,689

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

OTHER REAL ESTATE-RELATED INVESTMENTS—18.78% and 12.56%	Value
Location / Description	2007		2006
	(Unaudited)
REAL ESTATE JOINT VENTURES—16.92% and 10.76%
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$228,438,168	(3)	$187,766,625	(3)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	99,883,155		94,023,131
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	109,176,748		107,256,320
Florida Mall Associates, Ltd.
The Florida Mall (50% Account Interest)	239,681,650	(3)	237,919,775	(3)
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)	198,660,516		189,183,793
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	181,438,257		177,900,327
DDR TC LLC
DDR Joint Venture—Various (85% Account Interest)	1,052,072,400	(3,4)	—
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	77,580,365	(3,4)	74,864,074	(3,4)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	71,112,857	(3,4)	70,348,753	(3,4)
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	42,645,059		40,570,382
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	268,558,843		265,396,677
West Dade Associates
Miami International Mall (50% Account Interest)	98,305,557	(3)	97,300,131	(3)
West Town Mall, LLC
West Town Mall (50% Account Interest)	128,851,183	(3)	126,214,963	(3)
TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,212,246,159 and $1,168,027,179)	2,796,404,758		1,668,744,951
LIMITED PARTNERSHIPS—1.86% and 1.80%
Cobalt Industrial REIT (10.998% Account Interest)	27,092,253		26,506,381
Colony Realty Partners LP (5.27% Account Interest)	30,352,108		26,382,659
Heitman Value Partners Fund (8.43% Account Interest)	25,342,695		24,578,388
Lion Gables Apartment Fund (18.45% Account Interest)	196,719,000		179,013,211
Mezz Fund (19.75% Account Interest)	—		454,319
Mony/Transwestern Mezz RP (16.67% Account Interest)	27,917,133		22,348,093
TOTAL LIMITED PARTNERSHIPS
(Cost $249,472,045 and $245,295,745)	307,423,189		279,283,051
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,461,718,204 and $1,413,322,924)	3,103,827,947		1,948,028,002

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

MARKETABLE SECURITIES—11.94% and 17.69%
REAL ESTATE-RELATED MARKETABLE SECURITIES—3.62% and 4.54%
REAL ESTATE EQUITY SECURITIES—3.62% and 3.99%

Shares			Value
2007	2006	Issuer	2007	2006
53,300	53,300	Acadia Realty Trust	$1,389,531	$1,333,566
85,325	68,700	Affordable Residential Communities LP	1,034,992	800,355
—	68,700	Affordable Residential Communities LP
		share rights (expired 1/23/07)	—	16,488
3,800	3,800	Alexander’s Inc.	1,564,460	1,594,670
53,500	54,400	Alexandria Real Estate Equities Inc.	5,369,795	5,461,760
179,685	166,985	AMB Property Corp.	10,563,681	9,786,991
42,500	42,500	American Campus Communities Inc.	1,287,325	1,209,975
234,500	244,900	American Financial Realty Trust	2,363,760	2,801,656
178,500	181,500	Apartment Investment & Management Co.	10,297,665	10,167,630
401,900	408,900	Archstone-Smith Trust	21,815,132	23,802,069
118,500	118,500	Ashford Hospitality Trust Inc.	1,414,890	1,475,325
27,500	33,300	Associated Estates Realty Corp.	387,475	457,542
144,900	138,900	AvalonBay Communities Inc.	18,837,000	18,063,945
122,400	122,400	BioMed Realty Trust Inc.	3,219,120	3,500,640
215,200	217,200	Boston Properties Inc.	25,264,480	24,300,336
163,400	171,500	Brandywine Realty Trust	5,459,194	5,702,375
92,400	94,200	BRE Properties Inc.	5,835,060	6,124,884
239,800	220,300	Brookfield Properties Corp.	9,663,940	8,664,399
103,400	105,200	Camden Property Trust	7,270,054	7,769,020
119,200	121,500	CBL & Associates Properties Inc	5,344,928	5,267,025
74,900	74,900	Cedar Shopping Centers Inc.	1,213,380	1,191,659
85,900	87,600	Colonial Properties Trust	3,923,053	4,106,688
79,100	80,600	Corporate Office Properties Trust	3,613,288	4,067,882
75,500	75,500	Cousins Properties Inc.	2,480,930	2,662,885
179,000	179,000	Crescent Real Estate Equities Company	3,590,740	3,535,250
300,000	—	DCT Industrial Trust Inc.	3,549,000	—
200,400	204,000	Developers Diversified Realty Corp.	12,605,160	12,841,800
164,200	125,500	DiamondRock Hospitality Co.	3,119,800	2,260,255
99,900	84,100	Digital Realty Trust Inc.	3,986,010	2,878,743
123,500	123,500	Douglas Emmett Inc.	3,152,955	3,283,865
246,400	252,100	Duke Realty Corp.	10,711,008	10,310,890
42,900	42,900	EastGroup Properties Inc.	2,189,187	2,297,724
49,900	49,900	Education Realty Trust Inc.	737,522	737,023
103,400	103,400	Equity Inns Inc.	1,693,692	1,650,264
38,800	38,800	Equity Lifestyle Properties Inc.	2,095,588	2,111,884
—	654,500	Equity Office Properties Trust	—	31,527,265
69,900	69,900	Equity One Inc.	1,852,350	1,863,534
539,900	544,300	Equity Residential	26,039,377	27,623,225
42,700	43,600	Essex Property Trust Inc.	5,528,796	5,635,300
120,200	120,200	Extra Space Storage Inc.	2,276,588	2,194,852
101,500	103,200	Federal Realty Investment Trust	9,197,930	8,772,000
115,300	115,300	FelCor Lodging Trust Inc.	2,994,341	2,518,152
80,900	84,300	First Industrial Realty Trust Inc.	3,664,770	3,952,827
41,600	41,600	First Potomac Realty Trust	1,188,512	1,210,976
411,800	423,600	General Growth Properties Inc.	26,589,926	22,124,628

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Shares			Value
2007	2006	Issuer	2007	2006
69,600	69,600	Glimcher Realty Trust	$1,880,592	$1,859,016
73,800	73,800	GMH Communities Trust	737,262	749,070
59,500	59,500	Hersha Hospitality Trust	700,910	674,730
107,500	107,500	Highland Hospitality Corp.	1,913,500	1,531,875
101,700	101,700	Highwoods Properties Inc.	4,016,133	4,145,292
61,600	64,000	Home Properties Inc.	3,253,096	3,793,280
167,900	147,900	Hospitality Properties Trust	7,857,720	7,029,687
952,770	973,570	Host Hotels & Resorts Inc.	25,067,379	23,901,143
387,300	396,700	HRPT Properties Trust	4,763,790	4,899,245
110,000	116,700	Inland Real Estate Corp.	2,017,400	2,184,624
84,800	84,800	Innkeepers USA Trust	1,380,544	1,314,400
59,400	59,400	Kilroy Realty Corp.	4,380,750	4,633,200
396,221	409,521	Kimco Realty Corp.	19,311,812	18,407,969
55,300	55,300	Kite Realty Group Trust	1,103,235	1,029,686
75,000	75,000	LaSalle Hotel Properties	3,477,000	3,438,750
167,000	167,000	Liberty Property Trust	8,136,240	8,206,380
131,500	135,900	Macerich Co./The	12,145,340	11,764,863
125,000	118,700	Mack-Cali Realty Corp.	5,953,750	6,053,700
67,000	81,000	Maguire Properties Inc.	2,382,520	3,240,000
44,000	44,000	Mid-America Apartment Communities	2,475,440	2,518,560
—	100,200	Mills Corp./The	—	2,004,000
192,900	198,000	New Plan Excel Realty Trust	6,371,487	5,441,040
28,300	25,100	Parkway Properties Inc./Md	1,478,675	1,280,351
67,600	69,500	Pennsylvania Real Estate Investment Trust	2,996,708	2,736,910
79,300	79,300	Post Properties Inc.	3,626,389	3,624,010
447,200	462,500	Prologis	29,036,696	28,106,125
30,200	30,200	PS Business Parks Inc.	2,129,704	2,135,442
233,514	241,114	Public Storage Inc.	22,106,770	23,508,615
28,500	28,500	Ramco-Gershenson Properties	1,017,735	1,086,990
—	157,000	Reckson Associates Realty Corp.	—	7,159,200
124,500	129,300	Regency Centers Corp.	10,401,975	10,107,381
20,600	20,600	Saul Centers Inc.	1,172,140	1,136,914
403,621	412,821	Simon Property Group Inc.	44,902,836	41,814,639
109,307	86,300	SL Green Realty Corp.	14,994,734	11,458,914
36,500	33,500	Sovran Self Storage Inc.	2,022,465	1,918,880
139,400	134,700	Strategic Hotels & Resorts Inc.	3,188,078	2,935,113
30,900	30,900	Sun Communities Inc.	958,518	999,924
106,000	109,400	Sunstone Hotel Investors Inc.	2,889,560	2,924,262
56,300	58,300	Tanger Factory Outlet Centers	2,273,957	2,278,364
96,800	98,400	Taubman Centers Inc.	5,613,432	5,004,624
245,200	—	UDR, Inc.	7,508,024	—
—	250,400	United Dominion Realty Trust Inc.	—	7,960,216
88,000	95,400	U-Store-It Trust	1,770,560	1,960,470
260,800	245,800	Vornado Realty Trust	31,123,872	29,864,700
83,000	85,500	Washington Real Estate Investment	3,105,860	3,420,000
145,300	148,500	Weingarten Realty Investors	6,910,468	6,847,335
54,100	44,700	Winston Hotels Inc.	813,123	592,275
TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $459,183,596 and $484,071,757)			597,744,564	619,342,386

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

COMMERCIAL MORTGAGE-BACKED SECURITIES—0% and 0.55%
Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$—	$10,000,000	Commercial Mortgage Pass
		5.450% 12/15/20	$—	$10,000,000
—	3,389,773	Credit Suisse Mortgage Company
		5.470% 4/15/21	—	3,390,255
—	10,000,000	GS Mortgage Securities Co
		5.682% 5/3/18	—	10,186,930
—	8,780,566	GS Mortgage Securities Co
		5.420% 6/6/20	—	8,782,059
—	9,996,970	JP Morgan Chase Commercial
		5.440% 11/15/18	—	9,996,970
—	9,298,609	Lehman Brothers Floating
		5.430% 9/15/21	—	9,298,971
—	9,143,864	Morgan Stanley Capital
		5.440% 7/15/19	—	9,144,605
—	10,000,000	Morgan Stanley Dean Witter
		5.712% 2/3/16	—	10,137,150
—	14,642,368	Wachovia Bank Commercial
		5.440% 9/15/21	—	14,642,997
TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES
(Cost $0 and $85,255,038)			—	85,579,937
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $459,183,596 and $569,326,795)			597,744,564	704,922,323
OTHER MARKETABLE SECURITIES—8.32% and 13.15%
COMMERCIAL PAPER—7.80% and 10.79%
—	25,000,000	Abbey National North America LLC
		5.260% 1/17/07	—	24,945,207
37,620,000	—	Abbott Laboratories
		5.240% 4/17/07	37,537,390	—
25,000,000	—	American Express Bank, FSB
		5.270% 4/11/07	24,999,175	—
40,000,000	—	American Express Bank, FSB
		5.270% 4/9/07	39,998,964	—
—	10,000,000	American Express Bank, FSB
		5.565% 1/8/07	—	10,000,235
—	1,500,000	American Express Bank, FSB
		5.290% 1/12/07	—	1,499,996
—	24,000,000	American Express Bank, FSB
		5.280% 1/18/07	—	23,999,578
20,000,000	—	American Express Centurion Bank
		5.270% 4/27/07	19,999,956	—
—	20,000,000	American Express Centurion Bank
		5.290% 1/9/07	—	19,999,954
—	19,165,000	American Express Centurion Bank
		5.290% 1/8/07	—	19,164,962
—	25,000,000	American Express Centurion Bank
		5.290% 1/3/07	—	24,999,988

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$4,850,000	$—	American Honda Finance, Corp.
		5.230% 4/26/07	$4,832,905	$—
19,270,000	—	American Honda Finance, Corp.
		5.220% 4/16/07	19,230,252	—
—	50,000,000	American Honda Finance, Corp.
		5.260% 1/22/07	—	49,853,055
—	17,475,000	American Honda Finance, Corp.
		5.210% 2/9/07	—	17,377,605
—	10,000,000	Anheuser - Busch Co.
		5.240% 1/19/07	—	9,975,019
25,000,000	—	Bank Of Montreal
		5.280% 5/29/07	24,995,860	—
25,000,000	—	Barclay’s U.S. Funding Corp.
		5.240% 5/7/07	24,872,395	—
—	25,000,000	Barclay’s U.S. Funding Corp.
		5.240% 1/26/07	—	24,912,383
—	20,000,000	BMW US Capital Corp.
		5.250% 2/7/07	—	19,894,400
—	23,050,000	BMW US Capital Corp.
		5.210% 2/9/07	—	22,921,533
18,600,000	—	BMW US Capital Corp.
		5.220% 4/25/07	18,537,160	—
20,500,000	—	BMW US Capital Corp.
		5.220% 4/17/07	20,364,700	—
25,000,000	—	Calyon
		5.290% 4/25/07	24,998,220	—
8,145,000	—	Canadian Imperial Holding
		5.230% 4/13/07	8,131,772	—
3,720,000	—	CC (USA), Inc.
		5.210% 6/7/07	3,683,977	—
—	25,000,000	Ciesco LP
		5.260% 1/9/07	—	24,973,942
—	14,000,000	Ciesco LP
		5.260% 1/25/07	—	13,952,299
20,000,000	—	Ciesco LP
		5.250% 4/30/07	19,917,244	—
—	50,000,000	Citigroup Funding Inc.
		5.250% 1/11/07	—	49,934,060
—	35,825,000	Citigroup Funding Inc.
		5.250% 2/5/07	—	35,647,365
30,000,000	—	Citigroup Funding Inc.
		5.250% 4/4/07	29,991,165	—
35,000,000	—	Citigroup Funding Inc.
		5.250% 4/2/07	35,000,000	—
15,565,000	—	Coca Cola Co.
		5.210% 6/20/07	15,385,336	—
19,530,000	—	Colgate-Palmolive Co.
		5.230% 4/13/07	19,498,461	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$13,555,000	$—	Corporate Asset Funding Corp, Inc.
		5.250% 4/27/07	$13,504,921	$—
15,000,000	—	Corporate Asset Funding Corp, Inc.
		5.260% 5/1/07	14,935,716	—
27,200,000	—	Corporate Asset Funding Corp, Inc.
		5.260% 5/3/07	27,075,416	—
—	6,000,000	Corporate Asset Funding Corp, Inc.
		5.240% 1/22/07	—	5,982,193
—	8,760,000	Corporate Asset Funding Corp, Inc.
		5.260% 1/29/07	—	8,725,048
—	25,000,000	Corporate Asset Funding Corp, Inc.
		5.250% 2/7/07	—	24,867,250
—	54,000,000	Corporate Asset Funding Corp, Inc.
		5.250% 2/8/07	—	53,705,295
—	3,000,000	Deutsche Bank
		5.290% 1/9/07	—	2,999,962
—	30,000,000	Deutsche Bank
		5.300% 1/22/07	—	29,999,154
18,000,000	—	Deutsche Bank
		5.350% 8/6/07	18,000,358	—
50,000,000	—	Deutsche Bank
		5.290% 4/24/07	49,996,570	—
—	7,000,000	Dorada Finance Inc.
		5.250% 1/9/07	—	6,992,704
—	24,000,000	Edison Asset Securitization, LLC
		5.230% 1/19/07	—	23,939,287
—	10,000,000	Edison Asset Securitization, LLC
		5.240% 2/1/07	—	9,955,666
—	32,900,000	Fairway Finance Company, LLC
		5.240% 1/17/07	—	32,826,521
—	23,760,000	General Electric Capital Corp.
		5.250% 1/18/07	—	23,704,454
—	13,155,000	General Electric Capital Corp.
		5.240% 2/8/07	—	13,084,017
—	30,000,000	General Electric Capital Corp.
		5.250% 2/15/07	—	29,807,499
—	50,000,000	Govco Incorporated
		5.240% 1/5/07	—	49,977,665
—	25,700,000	Govco Incorporated
		5.260% 3/8/07	—	25,454,668
11,445,000	—	Govco Incorporated
		5.220% 6/7/07	11,334,170	—
30,000,000	—	Govco Incorporated
		5.220% 6/8/07	29,705,142	—
50,000,000	—	Govco Incorporated
		5.240% 5/24/07	49,617,580	—
10,000,000	—	Grampian Funding LLC
		5.210% 8/6/07	9,816,740	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$43,000,000	$—	Greenwich Capital Holding
		5.200% 6/14/07	$42,543,972	$—
—	33,000,000	Greyhawk Funding LLC
		5.230% 2/6/07	—	32,829,314
5,000,000	—	Greyhawk Funding LLC
		5.250% 5/23/07	4,962,416	—
—	8,415,000	HBOS Treasury Srvcs PLC
		5.260% 3/21/07	—	8,319,680
20,000,000	—	HBOS Treasury Srvcs PLC
		5.240% 4/30/07	19,918,302	—
—	40,000,000	HSBC Finance Corporation
		5.250% 1/26/07	—	39,859,012
—	19,000,000	IBM (International Business Machines Corp.)
		5.240% 1/10/07	—	18,966,750
6,205,000	—	IBM (International Business Machines Corp.)
		5.220% 6/29/07	6,125,217	—
15,000,000	—	IBM (International Business Machines Corp.)
		5.200% 6/22/07	14,822,475	—
—	22,200,000	IBM Capital Inc.
		5.250% 3/16/07	—	21,963,166
10,775,000	—	IBM Capital Inc.
		5.200% 6/18/07	10,653,775	—
—	25,000,000	ING (US) Finance
		5.230% 3/27/07	—	24,695,265
10,000,000	—	ING (US) Finance
		5.235% 5/31/07	9,914,269	—
25,000,000	—	ING (US) Finance
		5.235% 5/30/07	24,789,225	—
—	24,000,000	Johnson & Johnson
		5.200% 1/2/07	—	24,000,000
—	25,000,000	Johnson & Johnson
		5.250% 1/18/07	—	24,941,555
20,000,000	—	Johnson & Johnson
		5.200% 5/31/07	19,828,538	—
28,260,000	—	Johnson & Johnson
		5.195% 6/19/07	27,939,766	—
30,000,000	—	Johnson & Johnson
		5.180% 6/21/07	29,651,331	—
10,000,000	—	JP Morgan Chase & Co.
		5.240% 5/23/07	9,925,313	—
—	20,259,000	Kimberly-Clark Worldwide, Inc.
		5.265% 1/29/07	—	20,179,184
20,000,000	—	Kitty Hawk Funding Corp.
		5.260% 4/18/07	19,952,622	—
26,860,000	—	Kitty Hawk Funding Corp.
		5.250% 5/16/07	26,685,644	—
—	10,000,000	Links Finance L.L.C.
		5.230% 1/16/07	—	9,979,190

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$—	$30,000,000	Morgan Stanley Dean Witter
		5.255% 2/12/07	$—	$29,819,598
8,950,000	—	Nestle Capital Corp.
		5.240% 4/20/07	8,926,439	—
4,300,000	—	Paccar Financial Corp.
		5.225% 4/18/07	4,289,932	—
4,940,000	—	Paccar Financial Corp.
		5.215% 6/13/07	4,888,328	—
5,000,000	—	Paccar Financial Corp.
		5.230% 4/12/07	4,992,654	—
9,015,000	—	Park Avenue Receivables Corp.
		5.260% 4/5/07	9,010,935	—
—	11,601,000	Pitney Bowes Inc.
		5.240% 1/4/07	—	11,597,578
5,000,000	—	Private Export Funding Corporation
		5.215% 5/24/07	4,961,931	—
10,000,000	—	Private Export Funding Corporation
		5.160% 6/26/07	9,875,805	—
—	20,500,000	Private Export Funding Corporation
		5.220% 1/3/07	—	20,496,976
—	1,845,000	Private Export Funding Corporation
		5.300% 1/11/07	—	1,842,553
—	23,000,000	Private Export Funding Corporation
		5.260% 1/18/07	—	22,945,922
—	6,000,000	Private Export Funding Corporation
		5.230% 1/23/07	—	5,981,485
—	15,000,000	Private Export Funding Corporation
		5.220% 2/15/07	—	14,903,199
—	14,120,000	Private Export Funding Corporation
		5.230% 3/6/07	—	13,989,828
—	25,000,000	Procter & Gamble
		5.225% 1/12/07	—	24,963,380
20,000,000	—	Procter & Gamble International S.C.
		5.225% 4/19/07	19,950,256	—
30,000,000	—	Procter & Gamble International S.C.
		5.230% 5/22/07	29,894,859	—
30,000,000	—	Procter & Gamble International S.C.
		5.230% 4/26/07	29,781,540	—
—	25,000,000	Procter & Gamble International S.C.
		5.250% 2/1/07	—	24,890,625
—	50,000,000	Procter & Gamble International S.C.
		5.230% 2/14/07	—	49,686,455
—	10,000,000	Ranger Funding Company LLC
		5.250% 1/24/07	—	9,967,385
—	20,000,000	Ranger Funding Company LLC
		5.260% 1/25/07	—	19,931,856
—	23,760,000	Ranger Funding Company LLC
		5.260% 2/12/07	—	23,616,311

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$—	$10,000,000	Scaldis Capital LLC
		5.300% 1/10/07	$—	$9,988,068
3,900,000	—	Scaldis Capital LLC
		5.215% 6/5/07	3,863,288	—
8,365,000	—	Sheffield Receivables Corporation
		5.260% 5/25/07	8,299,668	—
20,000,000	—	Sheffield Receivables Corporation
		5.270% 4/12/07	19,970,176	—
—	25,000,000	Sheffield Receivables Corporation
		5.250% 1/12/07	—	24,962,735
—	35,750,000	Sheffield Receivables Corporation
		5.240% 1/17/07	—	35,670,156
5,145,000	—	Sigma Finance Inc.
		5.240% 5/16/07	5,111,666	—
15,000,000	—	Societe Generale North America, Inc.
		5.270% 5/18/07	14,997,643	—
—	7,850,000	Societe Generale North America, Inc.
		5.255% 1/10/07	—	7,836,262
—	25,000,000	Societe Generale North America, Inc.
		5.250% 1/19/07	—	24,937,902
—	20,000,000	SunTrust Banks, Inc.
		5.245% 5/1/07	—	20,001,700
20,000,000	—	SunTrust Banks, Inc.
		5.290% 5/1/07	20,000,520	—
20,500,000	—	Swedish Export Credit Corp.
		5.220% 5/7/07	20,395,364	—
22,500,000	—	Swedish Export Credit Corp.
		5.190% 7/23/07	22,134,949	—
—	14,675,000	Swedish Export Credit Corp.
		5.319% 1/10/07	—	14,657,788
—	33,895,000	Swedish Export Credit Corp.
		5.250% 1/16/07	—	33,825,624
—	30,000,000	Swedish Export Credit Corp.
		5.240% 2/13/07	—	29,816,250
5,725,000	—	The Concentrate Manufacturing
		Company of Ireland
		5.230% 4/11/07	5,717,278	—
—	5,800,000	The Concentrate Manufacturing
		Company of Ireland
		5.260% 1/9/07	—	5,790,695
10,000,000	—	Toronto Dominion Bank
		5.320% 7/12/07	9,998,697	—
—	50,000,000	Toyota Motor Credit Corp.
		5.235% 1/23/07	—	49,846,580
—	30,000,000	Toyota Motor Credit Corp.
		5.230% 1/25/07	—	29,899,221
30,000,000	—	Toyota Motor Credit Corp.
		5.230% 4/3/07	29,995,581	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$—	$19,000,000	U.S. Bancorp
		5.245% 12/5/07	$—	$18,998,765
19,000,000	—	U.S. Bancorp
		5.290% 12/5/07	18,996,580	—
6,027,000	—	UBS Finance, (Delaware) Inc.
		5.230% 4/2/07	6,027,000	—
24,000,000	—	UBS Finance, (Delaware) Inc.
		5.235% 5/2/07	23,895,000	—
—	17,500,000	UBS Finance, (Delaware) Inc.
		5.230% 2/20/07	—	17,375,018
20,000,000	—	Variable Funding Capital Corporation
		5.260% 4/10/07	19,975,986	—
—	34,530,000	Variable Funding Capital Corporation
		5.320% 2/2/07	—	34,371,217
—	30,000,000	Variable Funding Capital Corporation
		5.250% 2/5/07	—	29,848,698
—	25,000,000	Variable Funding Capital Corporation
		5.250% 2/6/07	—	24,870,208
3,747,000	—	Wal-Mart Stores
		5.205% 6/26/07	3,700,729	—
18,200,000	—	Wal-Mart Stores
		5.180% 7/31/07	17,883,926	—
—	23,415,000	Yorktown Capital, LLC
		1.340% 1/4/07	—	23,408,027
29,000,000	—	Yorktown Capital, LLC
		5.240% 5/2/07	28,871,431	—
TOTAL COMMERCIAL PAPER
(Cost $1,290,009,669 and $1,672,398,634)			1,290,082,571	1,672,544,145
GOVERNMENT AGENCY BONDS—0.52% and 2.36%
—	17,700,000	Federal Home Loan Banks
		5.135% 1/5/07	—	17,694,938
—	19,745,000	Federal Home Loan Banks
		5.190% 1/12/07	—	19,719,628
—	39,969,000	Federal Home Loan Banks
		5.130% 1/19/07	—	39,877,711
—	23,753,000	Federal Home Loan Banks
		2.330% 2/28/07	—	23,563,451
—	13,654,000	Federal Home Loan Mortgage Corporation
		2.190% 1/2/07	—	13,654,000
—	22,250,000	Federal Home Loan Mortgage Corporation
		1.250% 1/16/07	—	22,208,704
—	43,400,000	Federal Home Loan Mortgage Corporation
		5.151% 1/24/07	—	43,269,887
—	50,000,000	Federal Home Loan Mortgage Corporation
		1.240% 1/30/07	—	49,807,250

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2007 and December 31, 2006

Principal			Value
2007	2006	Issuer, Current Rate and Maturity Date	2007	2006
			(Unaudited)
$—	33,675,000	Federal Home Loan Mortgage Corporation
		5.150% 1/31/07	$—	$33,540,367
12,710,000	—	Federal Home Loan Mortgage Corporation
		5.180% 4/13/07	12,690,071	—
—	30,000,000	Federal National Mortgage Association
		1.260% 2/6/07	—	29,854,650
—	23,768,000	Federal National Mortgage Association
		1.740% 1/8/07	—	23,751,029
—	50,000,000	Federal National Mortgage Association
		1.240% 3/21/07	—	49,452,450
30,000,000	—	Federal National Mortgage Association
		5.150% 5/11/07	29,833,590	—
44,160,000	—	Federal National Mortgage Association
		5.150% 6/27/07	43,620,939	—
TOTAL GOVERNMENT AGENCY BONDS
(Cost $86,127,501 and $366,282,560)			86,144,600	366,394,065
TOTAL OTHER MARKETABLE SECURITIES
(Cost $1,376,137,170 and $2,038,681,194)			1,376,227,171	2,038,938,210
TOTAL MARKETABLE SECURITIES
(Cost $1,835,320,766 and $2,608,007,989)			1,973,971,735	2,743,860,533
MORTGAGE LOAN RECEIVABLE—0.45% and 0.48%

Principal
2007	2006	Borrower, Current Rate and Maturity Date
75,000,000	75,000,000	Klingle Corporation
		6.17% 07/10/11	74,493,778	74,660,626
TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000,000 and $75,000,000)			74,493,778	74,660,626
TOTAL INVESTMENTS
(Cost $14,195,580,703 and $13,558,801,945)			$16,530,697,186	$15,510,036,850

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 4.
(2)	Leasehold interest only.
(3)	The market value reflects the Account’s interest in the joint venture, net of any debt.
(4)	Located throughout the U.S.

See notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins on page 40, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) entitled “Item 1A. Risk Factors”. The past performance of the Account is not indicative of future results.

1st Quarter Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. In the first quarter of 2007, the strong performance of commercial real estate was a reflection of healthy real estate market fundamentals, continued liquidity in the commercial real estate market and the positive economic indicators as discussed in the following section. However, the rate of U.S. economic growth has moderated in recent months. As noted by Federal Reserve Board Chairman Ben S. Bernanke, in his March 28, 2007, testimony before the Joint Economic Committee of the U.S. Congress, “Economic growth in the United States has slowed in recent quarters, reflecting in part the economy’s transition from the rapid rate of expansion experienced over the preceding years to a more sustainable pace of growth.” He added, “The principal source of the slowdown in economic growth that began last spring has been the substantial correction in the [single-family] housing market.” Year to date, residential sales remain slow, inventories of unsold homes are increasing, and issues in the subprime mortgage market have created severe financial problems for many individuals, which may ultimately result in foreclosures that add to housing inventories. While the Federal Reserve Board will be monitoring the situation, Chairman Bernanke stated, “At this juncture, the impact on the broader economy and financial markets of the problems in the subprime market seems likely to be contained.”

          Investor demand for commercial real estate in the first quarter of 2007 remained strong due to healthy real estate market fundamentals and relatively attractive returns when compared to other asset classes. In addition, rent growth continues to support increases in market values. Unlike the single-family housing market, which experienced softening in demand and prices and which has been negatively affected by the subprime mortgage issues, commercial real estate investment activity continued at its strong pace and prices have held firm and, in many cases, have continued to increase. According to Real Capital Analytics, one of the primary industry sources of commercial real estate transaction data, commercial real estate transactional volume in the first quarter of 2007 totaled approximately $119 billion. There were several very large transactions, the largest of which was the $39 billion privatization of real estate investment trust Equity Office Properties (“EOP”) and the subsequent resale of portions of EOP’s portfolio. (The Account owned shares of EOP prior to the privatization.) While management does not believe that investors’ appetite for commercial real estate, especially in large portfolios, has weakened, transactional volume on the whole may slow somewhat if fewer sizable transactions such as the EOP privatization are undertaken.

          While management believes that real estate market fundamentals should remain stable to positive and that the economic outlook in the near term remains favorable, commercial real estate markets are cyclical over the longer term and, therefore, are subject to change. Geopolitical and economic risks, changes in interest rates or monetary policy, industry or sector slowdowns, the dynamics of supply and demand for commercial real estate and changing demographics are but a few of the factors which can affect commercial real estate values and, consequently, the performance of the Account. While management cannot predict the exact nature or timing of such changes or the magnitude of their impact, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes could have a direct and meaningful impact on the returns of the Account. Please also refer to the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) entitled “Item 1A. Risk Factors” for a more detailed description of the risks associated with an investment in the Account.

          It is also important to note that, while the single family residential real estate market has had some weakness, which has been exacerbated by the sub-prime mortgage issues, the Account does not directly invest in single family residential real estate. Historically, there has not been a strong link between commercial real estate and single family housing because different market fundamentals drive the performance of each. As discussed subsequently, the problems of subprime lenders could have an impact on certain office markets; however, the Account has minimal exposure to Orange County, California where some of the largest subprime lenders are headquartered.

Investments as of March 31, 2007

          As of March 31, 2007, the Account had total net assets in the amount of $15,187,192,109, a 33.6% increase from March 31, 2006 and a 7.5% increase from December 31, 2006. The growth in net assets was due to a steady inflow of premiums and net transfers into the Account and an increase in net investment income and strong capital appreciation on the Account’s investment portfolio during the first three months ended March 31, 2007, as compared to the first three months ended March 31, 2006.

          As of March 31, 2007, the Account owned a total of 121 real estate property investments (108 of which were wholly-owned and 13 of which were held in joint ventures) representing 85.75% the Account’s total investment portfolio. The real estate portfolio included 50 office properties (six of which were held in joint ventures and one located in London, England), 33 industrial properties (including one held in a joint venture), 22 apartment complexes, 15 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 121 real estate property investments, 19 are subject to debt. Total debt on the Account’s wholly-owned real estate portfolio as of March 31, 2007 was $1,415,773,755, representing 9.3% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of March 31, 2007 was $3,414,688,741, representing 22.5% of Total Net Assets.

          During the first quarter of 2007, the Account purchased three property investments, one of which was a joint venture interest, for a total gross equity investment of $2.9 billion. The joint venture investment was subject to $1.5 billion in debt, resulting in the total net equity investment for the three months ended March 31, 2007 as $1.4 billion. These purchases included an office building located in Phoenix, Arizona for approximately $75.7 million and the Account’s second international investment, a retail property located in Paris, France, for approximately $263.0 million. The Account also purchased an 85% joint venture interest in a portfolio of 65 retail centers and 1 apartment property located in 13 states for approximately $2.6 billion, or $1.0 billion, net of leverage. In addition to its real estate transactions during the quarter ended March 31, 2007, the Account sold all of its commercial mortgage-backed securities (“CMBS”) which represented 0.55% of the Account’s investments as of December 31, 2006, for approximately $85.6 million. The disposition of the CMBS was a strategic decision by the Account’s management and also resulted in an increase in the Account’s position in liquid assets.

          During the first quarter of 2007, the Account sold one apartment property investment for approximately $21.7 million, which gave the Account a cumulative realized gain of approximately $7.2 million.

          Management believes that the Account’s real estate portfolio is diversified by location and property type. At March 31, 2007, no single property investment represented more than 6.36% of its total investments or more than 7.42% of its total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan area, based on metropolitan divisions, which are subsets of metropolitan statistical areas. All information is based on the values of the properties as stated in the financial statements as of March 31, 2007.

REAL ESTATE ASSETS
DIVERSIFICATION BY MARKET VALUE
	East	West	South	Midwest	Various*	Foreign**	TOTAL
	(32)	(39)	(38)	(7)	(3)	(2)	(121)
Office (50)	20.8%	17.5%	10.3%	2.6%	0.0%	3.1%	54.3%
Apartment (22)	1.7%	6.6%	5.4%	0.0%	0.0%	0.0%	13.7%
Industrial (33)	2.3%	5.9%	3.3%	1.5%	0.5%	0.0%	13.5%
Retail (15)	1.7%	0.9%	6.1%	0.0%	7.4%	1.9%	18.0%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%	0.5%
TOTAL (121)	26.5%	30.9%	25.1%	4.1%	8.4%	5.0%	100.0%

( )	Number of property investments in parentheses.
*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of primarily retail properties located in various regions across the U.S.
**	Represents real estate investments in the United Kingdom and France.
***	Represents a portfolio of storage facilities.

Top Ten Real Estate Holdings
						Property as a
						% of Total	Property as a
				Market		Real Estate	% of Total
Property/Joint Venture Name	City	State	Type	Value ($)(a)		Portfolio	Investments
DDR - Retail Portfolio	Various	USA	Retail	$1,052.1	(b)	7.42%	6.36%
1001 Pennsylvania Avenue	Washington	DC	Office	$603.0	(c)	4.25%	3.65%
50 Fremont	San Francisco	CA	Office	$438.0	(d)	3.09%	2.65%
Westferry Circus	London	UK	Office	$437.5	(e)	3.09%	2.65%
IDX Tower	Seattle	WA	Office	$437.0	(f)	3.08%	2.64%
The Newbry	Boston	MA	Office	$370.9		2.62%	2.24%
780 Third Avenue	New York City	NY	Office	$353.0		2.49%	2.14%
Houston Apartment
Portfolio	Houston	TX	Apartment	$314.0		2.22%	1.90%
Four Oaks Place	Houston	TX	Office	$313.3		2.21%	1.90%
Ontario Industrial
Portfolio	Ontario	CA	Industrial	$298.5	(g)	2.11%	1.81%

(a)

Value as reported in the 03/31/07 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation, and consists of 65 retail and 1 apartment property located in 13 states.

(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $386.9.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $296.7.

(e)

This property is shown gross of debt. The value of the Account’s interest less leverage is $184.9. The market value has been converted to U.S dollars from British pounds Sterling at the exchange rate as of March 31, 2007.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $285.2.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $288.7.

Top Five Overall Metropolitan Area Exposure
	%	# of Propety	% Total
Metropolitan Area	Leased	Investments	Investments
Washington-Arlington-Alexandria DC-VA-MD-WV	98.2%	10	9.54%
Boston-Quincy, MA	86.7%	6	5.53%
Los Angeles-Long Beach-Glendale, CA	94.1%	8	5.44%
San Francisco-San Mateo-Redwood City, CA	94.0%	4	5.16%
Seattle-Bellevue-Everett WA	95.8%	5	4.27%

          As of March 31, 2007, the Account also held investments in real estate limited partnerships, representing 1.86% of Total Investments, real estate equity securities, representing 3.62% of Total Investments, a mortgage loan receivable representing 0.45% of Total Investments, commercial paper representing 7.80% of Total Investments, and government bonds, representing 0.52% of Total Investments.

Real Estate Market Outlook—In General

(Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but the data is preliminary for the quarter ended March 31, 2007 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          The United States commercial real estate markets and the national economy continued to experience improvements in the first quarter of 2007. Commercial real estate market fundamentals remained healthy while the national economy moved ahead modestly. Despite the slower economic growth compared to 2006, capital inflow from investors to commercial real estate assets remained strong in the three months ended March 31, 2007, continuing to support commercial real estate values, while moderating investment returns. Management believes it is important to remember that real estate values can be affected by prospective changes in economic and capital market conditions, as well as by changes in supply and demand at the local level.

          The Bureau of Labor Statistics reported that 455,000 jobs were added during the three-month period ended March 31, 2007, compared with 531,000 in the previous quarter. The average gain of 152,000 jobs per month in the first quarter of 2007 fell short of the 189,000 average monthly gain for 2006 as a whole; however, the quarter ended relatively strong with an increase of 180,000 jobs in March 2007. The health care and construction sectors experienced the largest gains during the quarter while employment in manufacturing declined. Financial and professional and business services, two key office-using sectors, added 4,000 and 12,000 jobs, respectively, with job growth falling well short of the fourth quarter 2006 gains in these sectors.

          Payroll employment growth in the Account’s primary metropolitan areas remained steady during the first quarter of 2007. Of the Account’s five top metropolitan areas (Washington, D.C., Boston, Los Angeles, San Francisco and Seattle), based on the value of the Account’s property investments, employment growth was the strongest in the Seattle and San Francisco metropolitan areas, where payroll employment grew 3.1% and 2.8%, respectively, in the three months ended March 31, 2007, compared with a 1.5% gain in the U.S. as a whole. Employment growth was also better than the national average in the Boston metropolitan area, where payroll employment grew 1.8%, and in the Washington, D.C. metropolitan area, the Account’s largest exposure, where employment grew 1.6%. Employment in the Los Angeles metropolitan area grew at 1.1%, which was slightly below the national average.

          Growth in payroll employment is highly correlated with tenant demand for commercial real estate; however, growth in employment may not immediately result in demand for space. Space demand can lag growth in employment due to the nature of the leasing cycle. The 2.2 million jobs which were created in 2006, along with the 455,000 created in first quarter of 2007, have bolstered U.S. real estate market conditions. According to Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely-used source of real estate market data, office vacancies across the nation averaged 12.6% as of the first quarter of 2007, as compared with 12.5% as of the fourth quarter of 2006. The minor uptick in the vacancy rate was the first increase after fourteen consecutive quarters of declines in the national vacancy rate. In comparison, for the first quarter of 2007, the vacancy rate of the Account’s office portfolio was considerably lower than the national average at 7.2%.

          Real estate market conditions in the Account’s top office markets remained healthy in the three months ended March 31, 2007. For example, in the Washington, D.C. metropolitan area, office vacancies were below the national average at 9.8% as of the first quarter of 2007. More specifically, vacancies within the District of Columbia, where the largest concentration of the Account’s office investments are located, averaged 6.8% as of the first quarter of 2007. In comparison, the average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area and the District of Columbia were significantly better than the metropolitan and Washington, D.C. averages, and stood at 1.6% and 0.3%, respectively, at the end of the first quarter 2007. Similarly, vacancies in Boston (12.2%), San Francisco (10.9%), Los Angeles (9.7%), and Seattle (9.2%), which are the Account’s other top office markets, were below the national average. Vacancies in each of these markets have declined steadily over the past year. In comparison, the Account’s office portfolios in San Francisco, Los Angeles, and Seattle had vacancy rates of 1.3%, 5.7%, and 7.8%, respectively. The Account’s office portfolio in Boston had a vacancy rate of 16%.

          Orange County, California is home to a number of the largest subprime lenders and it is the metropolitan market where the impacts of the industry’s problems are most likely to be seen. Thus far, one of the larger subprime lenders has terminated a pending lease for new space and others are trying to sublet a portion of their office space. The Account has minimal exposure to the Orange County market. As of March 31, 2007, the Account owns two office buildings in Orange County, with a total value of $90 million, which represents 0.59% of the Account’s total assets, and management does not believe the sub-prime lending market issues will materially impact the Account’s performance.

          Industrial space demand is related to a number of factors, including the national business cycle, national industrial production, international trade volumes, changes in corporate logistics and distribution systems, and employment growth in the manufacturing, wholesale trade and transportation and warehousing industries. Most of these factors have experienced sustained growth over the last several years. For example, U.S. gross domestic product (GDP), a basic indicator of the national business cycle, grew 3.3% in 2006, after growing 3.2% in 2005 and 3.9% in 2004. Advance estimates from the Bureau of Economic Analysis, which are subject to revision, are that GDP grew at a relatively weak 1.3% rate during the first quarter of 2007. The slower growth is consistent with Chairman Bernanke’s recent congressional testimony and was due to a number of factors, including a downturn in federal government spending, weaker exports and stronger imports.

          Despite softer U.S. macroeconomic conditions, U.S. real estate industrial markets remained stable during the first quarter of 2007. According to Torto Wheaton Research, industrial vacancies averaged 9.3% as of the first quarter of 2007 as compared with 9.4% as of the fourth quarter of 2006. In comparison, as of the first quarter of 2007, the vacancy rate of the Account’s industrial portfolio was 4.8%, well below the national average. Riverside County, California and Seattle, two of the Account’s top industrial markets, remained strong with average vacancies of 7.1% and 6.4%, respectively, in the first quarter of 2007. Vacancies remained high in Dallas (11.1%), Chicago (11.3%), and Atlanta (12.3%), the Account’s other top industrial markets; however, vacancies in each market have declined steadily in recent quarters. In comparison, at March 31, 2007, the Account’s industrial portfolio in Riverside was 100% occupied. In the Account’s industrial portfolios in the remaining top industrial markets, Chicago had a vacancy rate of 6.0%, Dallas and Atlanta both had vacancy rates of 2.5%, and Seattle had a vacancy rate of 1%.

          U.S. apartment markets remained healthy in the first quarter of 2007 as demand was sustained by steady employment growth. According to Torto Wheaton Research, apartment vacancy rates in the nation’s largest metropolitan markets averaged 4.7% in the first quarter of 2007, versus 4.8% in the fourth quarter of 2006. A year-over-year comparison, which accounts for seasonality in leasing patterns, showed that first quarter 2007 vacancies increased 0.3% as compared with the first quarter of 2006. The increase, while small, may be due largely to the downturn in the condominium market, particularly in markets in Florida, where would-be condominiums were returned to the rental market. The average vacancy rate for the Account’s apartment portfolio was 3.9% as of the first quarter of 2007.

          Vacancy rates in the Phoenix metropolitan area, the Account’s top apartment market, averaged 5.3% as of the first quarter of 2007. In the Account’s other top apartment markets, vacancies were exceptionally low in Los Angeles (2.8%) and low or modest in Houston (7.6%), Denver (5.8%) and Atlanta (5.9%) . In comparison, at March 31, 2007, the Account’s apartment portfolios in Phoenix, Los Angeles, Atlanta, Denver, and Houston had vacancy rates of 3.5%, 6.0%, 4.3%, 4.0%, and 3.0%, respectively.

          Retail real estate markets remained healthy, but retail sales growth moderated. Preliminary estimates from the U.S. Department of Commerce show that retail spending, excluding automobiles, auto parts and food services, grew 4.4% in the first quarter of 2007, a healthy increase, but below the 6.9% average increase in 2006. Vacancies in neighborhood and community centers averaged 9.0% as of the first quarter of 2007 versus 8.7% in the fourth quarter of 2006. The small increase in vacancies may be a seasonal blip or related to the modest slowdown in retail sales growth. The average vacancy for both the Account’s entire retail portfolio and its neighborhood and community centers, was 3.1% as of the first quarter of 2007.

          Overall, Torto Wheaton Research believes that commercial real estate construction remains at levels that are appropriate to meet anticipated near-term demand. According to Torto Wheaton Research, 76 million square feet of multi-tenant office space are expected to be completed in 2007, which is less than average annual construction of 90 million square feet during the 1999-2001 cyclical peak. Similarly, industrial construction is expected to total 180 million square feet nationally in 2007 as compared with average annual construction of 237 million square feet during the 1999-2001 cyclical peak. Torto Wheaton expects apartment construction to total 225,000 units in 2007, up from an average of 212,000 units during the 1999-2001 cyclical peak. Though Torto Wheaton expects apartment vacancies to increase modestly in 2007, rents are expected to grow 3.1% over the course of the year. Construction of neighborhood and community centers is expected to total roughly 21 million square feet in 2007, as compared with an average of 29 million square feet during the 1999-2001 cyclical peak.

Economic Outlook for the Remainder of 2007

          On balance, management believes economic and commercial real estate market fundamentals remain solid, and near-term prospects for U.S. commercial real estate markets remain promising. Economic growth is moderating and the single-family housing market remains soft, however, business investment and spending are expected to pick up modestly. According to Chairman Bernanke, “we expect business investment in equipment and software to grow at a moderate pace this year, supported by high rates of profitability, strong business balance sheets, relatively low interest rates and credit spreads, and continued expansion of output and sales. Investment in nonresidential structures (such as office buildings, factories, and retail space) should also continue to expand, although not at the unusually rapid pace of 2006.” Similarly, the Federal Open Market Committee (FOMC) expects the rate of inflation, which has been slightly above the FOMC preferred level, to moderate in the periods ahead. Looking ahead, while the rate of improvements in office, industrial, and apartment market conditions have slowed in recent quarters, management believes the combination of moderate economic growth and low inflation bode well for the sustained performance of the Account. The retail sector faces headwinds from elevated energy prices, but consumer spending remains healthy and has proven surprisingly resilient despite recent energy price increases and the slowdown in the single-family housing market. The Account will continue to seek to balance these promising market fundamentals against pricing pressures when executing its investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and an unexpected, sudden economic downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Performance

          The Account’s total return was 4.02% for the three months ended March 31, 2007. This was 81 basis points higher than the return of 3.21% for the three months ended March 31, 2006. The Account’s performance in the first quarter of 2007 was primarily due to the continued strong performance of its real estate property investments and an increase in interest rates on its marketable securities. In the first quarter 2007, several of the Account’s larger properties enjoyed substantial capital appreciation primarily due to improved real estate market conditions, including decreased vacancies and increases in rental rates.

          Commercial real estate has been experiencing historically high pricing for the past several years as capital has continued to flow into the asset class. While this increase in property pricing has positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five and 10 year periods ended March 31, 2007 were 14.94%, 14.29%, 10.93% and 9.69%, respectively. As of March 31, 2007, the Account’s annualized total return since inception was 9.40%.

          The Account’s total net assets grew 33.6% from March 31, 2006 to March 31, 2007. The primary drivers of this growth were the Account’s realized and unrealized gains on its investments, significant net participant transactions, and the Account’s net investment income from its investment portfolio over the last twelve months. Management believes that the net participant transfers into the Account are due to its positive historical performance and its low return volatility relative to other available investment options.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 21.7% higher for the three months ended March 31, 2007, as compared to the same period in 2006. This increase was related to the increase in total net assets, which included a 50.3% net increase in the Account’s real estate properties, joint venture holdings and limited partnerships and a 30.2% decrease in the Account’s marketable securities.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 83.6% and 81.6% of the Account’s total investment income (before deducting Account level expenses) during the first three months ended March 31, 2007 and 2006, respectively. The 28.4% increase in the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s income from its real estate, joint ventures and limited partnership holdings. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 30.0% in the three months ended March 31, 2007, as compared to the same period 2006. This increase was primarily due to the increased number and size of the Account’s wholly-owned property investments, 99 as of March 31, 2006 compared to 108 as of March 31, 2007. Income from real estate joint ventures and limited partnerships was $19,598,193 for the three months ended March 31, 2007, as compared with $10,910,965 for the three months ended March 31, 2006. This 79.6% increase was due to a substantial increase in gross rental income from the increased number of properties owned through the Account’s investments in joint ventures, as well as increased income from limited partnerships. It should be noted that several of the wholly-owned and property investments owned in joint ventures purchased from March 31, 2006 to March 31, 2007 consisted of multiple properties. Investment income on the Account’s investments in marketable securities increased by 13.9%, from $25,026,788 for the three months ended March 31, 2006 to $28,510,530 for the comparable period in 2007.

          Total property level expenses for wholly-owned property investments for the three months ended March 31, 2007 and 2006 were $119,370,607 and $89,097,158, respectively. In the three months ended March 31, 2007, operating expenses and real estate taxes represented 56% and 26% of the total property level expenses, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2006 were relatively similar at 55%, 27% and 18% of total property level expenses, respectively. Overall, property level expenses increased by 34% from the three months ended March 31, 2006 to the quarter ended March 31, 2007. The majority of this increase (81%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 19% of the overall increase. As of March 31, 2007, there were 12 wholly-owned properties subject to debt, as compared to eight leveraged properties at March 31, 2006.

          The Account also incurred expenses for the three months ended March 31, 2007 and 2006 for investment advisory services ($13,142,942 and $6,592,265, respectively), administrative and distribution services ($15,458,222 and $8,996,205, respectively), and mortality, expense risk and liquidity guarantee charges ($2,895,747 and $2,822,385 respectively). The total 71.1% increase in these expenses was a result of the larger net asset base owned by the Account, on which the fees are calculated, and the increased costs associated with managing and administering the Account. In addition, in the fourth quarter of 2006, these expenses were re-evaluated based on the increased net asset base, and the resulting increases in expenses affected the first quarter of 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $436,706,627 for the three months ended March 31, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of $229,766,395 for the three months ended March 31, 2006. The overall increase was primarily driven by a substantial increase in net realized and unrealized gains on the Account’s real estate properties to $281,007,011 for the three months ended March 31, 2007 from $114,011,393 during the same period in 2006. In addition, the Account had net realized and unrealized gains on its real estate joint ventures and limited partnership holdings of $111,324,143 for the three months ended March 31, 2007, as compared to net realized and unrealized gains of $66,185,795 for the same period in 2006. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the continued liquidity in the commercial real estate markets, combined with healthy real estate market fundamentals, which had the effect of increasing the value of the Account’s existing real estate assets. During the three months ended March 31, 2007, the Account sold one apartment property for total net proceeds, after selling expenses, of $21.7 million, and recognized a cumulative net gain of $7.2 million. The Account also posted net realized and unrealized gains on its marketable securities of $23,176,742 for the three months ended March 31, 2007, as compared to $49,231,964 in the same period of 2006. The gains on the Account’s marketable securities in the three months ended March 31, 2007 were primarily associated with the Account’s investments in real estate equity securities, and over 60% of the gains were realized from the disposition of the Account’s investment in EOP.

Liquidity and Capital Resources

          As of March 31, 2007 and 2006, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $1,980,061,617 and $2,830,577,299, respectively. The decrease in the Account’s liquid assets was primarily due to its purchases of real estate and joint venture interests in the first quarter of 2007. Net investment income and net positive inflow from participant transfers and premiums, however, continued to flow into the Account, which management believes was in response to the continued strong relative performance of the Account.

          In the three months ended March 31, 2007, the Account received $300,544,111 in premiums and $323,088,219 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while, for the same period of 2006, the Account received $264,251,599 in premiums and $321,393,415 in net participant transfers. The Account’s net investment income increased from $117,280,069 for the three months ended March 31, 2006 to $142,777,924 for the three months ended March 31, 2007.

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

          The Account, under certain conditions more fully described in the Account’s prospectus (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure the loan with one or more of its properties. The Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property.

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

          Accumulation and Annuity Fund: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. Accordingly, a risk charge is paid by the Account to TIAA to assume these mortality and expense risks.

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

Forward-Looking Statements

          Some statements in this report which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs, intentions or strategies for the future, and include the assumptions underlying these forward-looking statements. Forward-looking statements appear in this report, among other places, in “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.” Forward-looking statements involve risks and uncertainties, some of which are referenced in the sections of the Form 10-K entitled “Item 1A. Risk Factors” and in this report in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2007 represented 87.6% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

          As of March 31, 2007, 12.4% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities may include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2007. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2007.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

Item 5. OTHER INFORMATION.

          Not applicable

Item 6. EXHIBITS.

(3)	(A)	Charter of TIAA (as amended)[1]
	(B)	Bylaws of TIAA (as amended)[7]

(4)	(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3],
Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts
and Endorsements[2] and Retirement Choice and Retirement Choice Plus
Contracts.[4]
	(B)	Forms of Income-Paying Contracts[3]

(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and
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
	(C)	Distribution and Administrative Services Agreement, dated September 29,
1995, by and between TIAA and TIAA-CREF Individual & Institutional
Services, Inc.,[3] as amended effective as of May 1, 2005,[4] effective April 28,
2006[6] and effective as of May 1, 2007[8]

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

7 - Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006 (File No. 033-92990).

8 - Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2007 (File No. 333-141513).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

DATE: May 15, 2007	By:	/s/ Herbert M. Allison, Jr.
Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE: May 15, 2007	By:	/s/ Georganne C. Proctor
Georganne C. Proctor
Executive Vice President and
Chief Financial Officer