Form 10-Q
period 2007-06-30
TIAA REAL ESTATE ACCOUNT
filed 2007-08-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

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

          Yes ☐     No ☒

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2007

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2007	December 31, 2006

	(Unaudited)

ASSETS

Investments, at value:
Real estate properties (cost: $9,705,197,524 and $9,462,471,032)	$11,518,910,597	$10,743,487,689
Real estate joint ventures and limited partnerships (cost: $2,483,535,254 and $1,413,322,924)	3,205,891,104	1,948,028,002
Marketable securities:
Real estate-related (cost: $455,904,346 and $569,326,795)	530,467,569	704,922,323
Other (cost: $2,263,225,456 and $2,038,681,194)	2,263,348,220	2,038,938,210
Mortgage loan receivable (cost: $75,000,000 and $75,000,000)	74,774,292	74,660,626

Total investments (cost: $14,982,862,580 and $13,558,801,945)	17,593,391,782	15,510,036,850
Cash	9,084,748	3,585,145
Due from investment advisor	24,023,987	8,461,793
Other	244,990,946	237,877,545

TOTAL ASSETS	17,871,491,463	15,759,961,333

LIABILITIES

Mortgage loans payable—Note 4 (principal outstanding: $1,384,649,067 and $1,384,920,990)	1,415,709,148	1,437,149,148
Payable for securities transactions	—	1,219,323
Accrued real estate property level expenses	180,491,061	169,657,402
Security deposits held	25,325,964	19,242,948

TOTAL LIABILITIES	1,621,526,173	1,627,268,821

NET ASSETS

Accumulation Fund	15,797,093,703	13,722,700,176
Annuity Fund	452,871,587	409,992,336

TOTAL NET ASSETS	$16,249,965,290	$14,132,692,512

NUMBER OF ACCUMULATION UNITS OUTSTANDING — Notes 5 and 6	53,713,414	50,146,354

NET ASSET VALUE, PER ACCUMULATION UNIT — Note 5	$294.10	$273.65

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

INVESTMENT INCOME
Real estate income, net:
Rental income	$251,739,759	$197,334,348	$497,276,479	$386,184,677

Real estate property level expenses and taxes:
Operating expenses	59,715,554	47,292,424	126,281,727	96,282,898
Real estate taxes	33,291,885	26,982,852	64,519,183	51,168,767
Interest expense	20,091,592	16,763,342	41,668,728	32,684,110

Total real estate property level expenses and taxes	113,099,031	91,038,618	232,469,638	180,135,775

Real estate income, net	138,640,728	106,295,730	264,806,841	206,048,902
Income from real estate joint ventures and limited partnerships	19,769,489	13,642,202	39,367,682	24,553,167
Interest	24,809,032	29,954,222	50,714,830	52,569,354
Dividends	2,394,980	4,811,864	4,999,712	7,223,519

TOTAL INCOME	185,614,229	154,704,018	359,889,065	290,394,942

Expenses—Note 2:
Investment advisory charges	12,082,721	5,958,340	25,225,663	12,550,605
Administrative and distribution charges	15,485,660	11,010,515	30,943,882	20,006,720
Mortality and expense risk charges	1,958,109	1,652,512	3,756,416	3,540,505
Liquidity guarantee charges	4,583,391	927,841	5,680,831	1,862,232

TOTAL EXPENSES	34,109,881	19,549,208	65,606,792	37,960,062

INVESTMENT INCOME, NET	151,504,348	135,154,810	294,282,273	252,434,880

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on:
Real estate properties	58,890,253	(6,050)	66,051,966	(635,693)
Real estate joint ventures and limited partnerships	—	—	(611,402)	—
Marketable securities	2,866,630	2,505,475	23,244,949	(2,309,733)

Total realized gain (loss) on investments	61,756,883	2,499,425	88,685,513	(2,945,426)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	258,917,071	294,852,148	532,762,369	409,493,184
Real estate joint ventures and limited partnerships	101,741,588	103,639,013	213,677,133	169,824,808
Marketable securities	(60,029,083)	(13,280,130)	(57,230,660)	40,767,042
Mortgage loan receivable	280,514	—	113,666	—
Mortgage loans payable	65,667	23,899,362	21,431,245	24,236,605

Net change in unrealized appreciation on investments and mortgage loans payable	300,975,757	409,110,393	710,753,753	644,321,639

NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS AND
MORTGAGE LOANS PAYABLE	362,732,640	411,609,818	799,439,266	641,376,213

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$514,236,988	$546,764,628	$1,093,721,539	$893,811,093

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

FROM OPERATIONS
Investment income, net	$151,504,348	$135,154,810	$294,282,273	$252,434,880
Net realized gain (loss) on investments	61,756,883	2,499,425	88,685,513	(2,945,426)
Net change in unrealized appreciation on investments and mortgage loans payable	300,975,757	409,110,393	710,753,753	644,321,639

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	514,236,988	546,764,628	1,093,721,539	893,811,093

FROM PARTICIPANT TRANSACTIONS
Premiums	306,625,433	266,744,344	607,169,544	530,995,943
Net transfers from TIAA	52,424,000	41,751,124	109,800,024	100,092,647
Net transfers from CREF Accounts	356,416,360	346,049,773	644,221,702	610,430,314
Net transfers to TIAA-CREF Institutional Mutual Funds	(6,482,041)	(4,696,416)	(28,575,186)	(6,025,065)
Annuity and other periodic payments	(17,762,432)	(12,949,809)	(36,725,252)	(26,603,840)
Withdrawals and death benefits	(142,685,127)	(97,942,813)	(272,339,593)	(196,954,523)

NET INCREASE IN NET ASSETS
RESULTING FROM PARTICIPANT
TRANSACTIONS	548,536,193	538,956,203	1,023,551,239	1,011,935,476

NET INCREASE IN NET ASSETS	1,062,773,181	1,085,720,831	2,117,272,778	1,905,746,569

NET ASSETS
Beginning of period	15,187,192,109	11,368,736,840	14,132,692,512	10,548,711,102

End of period	$16,249,965,290	$12,454,457,671	$16,249,965,290	$12,454,457,671

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$514,236,988	$546,764,628	$1,093,721,539	$893,811,093
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(63,453,133)	(904,294,008)	(402,089,869)	(938,986,655)
Capital improvements on real estate properties	(23,939,118)	(29,659,721)	(61,080,536)	(49,084,038)
Proceeds from sale of real estate properties	264,825,000	—	286,825,000	—
(Increase) decrease in other investments	(877,328,079)	341,206,070	(1,128,738,339)	(354,631,987)
Increase in mortgage loan receivable	—	(75,000,000)	—	(75,000,000)
Increase in other assets	(10,007,636)	(34,643,521)	(22,675,595)	(23,569,185)
Increase in accrued real estate property level expenses	7,308,009	190,516,570	10,833,658	159,965,693
Increase in security deposits held	5,680,515	2,000,298	6,083,017	1,571,676
Increase (decrease) in other liabilities	—	(22,730,657)	(1,219,323)	3,663,779
Net realized (gain) loss on investments	(61,756,883)	(2,230,879)	(88,685,513)	3,213,972
Unrealized gain on investments and mortgage loans payable	(300,975,757)	(409,378,939)	(710,753,753)	(644,590,185)

NET CASH USED IN OPERATING ACTIVITIES	(545,410,094)	(397,450,159)	(1,017,779,714)	(1,023,635,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan acquired	—	—	—	153,000,000
Principal payments on mortgage loans payable	(131,233)	(44,866)	(271,922)	(92,631)
Premiums	306,625,433	266,744,344	607,169,544	530,995,943
Net transfers from TIAA	52,424,000	41,751,124	109,800,024	100,092,647
Net transfers from CREF Accounts	356,416,360	346,049,773	644,221,702	610,430,314
Net transfers to TIAA-CREF Institutional Mutual Funds	(6,482,041)	(4,696,416)	(28,575,186)	(6,025,065)
Annuity and other periodic payments	(17,762,432)	(12,949,809)	(36,725,252)	(26,603,840)
Withdrawals and death benefits	(142,685,127)	(97,942,813)	(272,339,593)	(196,954,523)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	548,404,960	538,911,337	1,023,279,317	1,164,842,845

NET INCREASE IN CASH	2,994,866	141,461,178	5,499,603	141,207,008
CASH
Beginning of period	6,089,882	957,200	3,585,145	1,211,370

End of period	$9,084,748	$142,418,378	$9,084,748	$142,418,378

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20,719,212	$17,158,966	$41,350,573	$32,760,009

Debt assumed in acquisition of properties	$—	$112,700,000	$—	$112,700,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, they are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and benefit payments.

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle with an independent appraisal value completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve an appraisal where a property’s value changed by more than 6% from the most recent independent annual appraisal, more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, and for the joint ventures, are adjusted to value their real estate holdings and mortgage notes payable at fair value.

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

Mortgage Loans Receivable: Mortgage loans receivable are initially valued at the face amount of the mortgage loan funding as representations of fair value. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

Mortgage Loans Payable: Mortgage loans payable are stated at fair value. Estimated market values of mortgage loans payable are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below- or above-market debt and amortizes the premium or discount over the remaining life of the debt.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in the net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private REIT (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account.

Income from real estate joint ventures is recorded based on the Account’s proportional interest in the income earned by the joint venture.

Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium as applicable. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account.

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

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account’s actual expenses. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

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

Note 3—Investment in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At June 30, 2007, the

Account held 13 joint venture investments with ownership interest percentages that ranged from 50% to 85%. The Account’s allocated portion of the mortgage notes payable was $1,963,836,860 and $472,167,225 at June 30, 2007 and December 31, 2006, respectively. The Account’s equity in the joint ventures at June 30, 2007 and December 31, 2006 was $2,888,946,450 and $1,668,744,951, respectively. A condensed summary of the financial position and results of operations of the entire joint ventures as a whole is shown below.

	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Real estate properties, at value	$6,972,135,793	$3,650,902,513
Other assets	236,389,872	101,949,855

Total assets	$7,208,525,665	$3,752,852,368

Liabilities and Equity
Mortgage loans payable, at value	$2,623,501,974	$875,560,195
Other liabilities	197,303,186	74,287,727

Total liabilities	2,820,805,160	949,847,922
Equity	4,387,720,505	2,803,004,446

Total liabilities and equity	$7,208,525,665	$3,752,852,368

	For the Six Months Ended June 30, 2007	Year Ended December 31, 2006

	(Unaudited)
Operating Revenues and Expenses
Revenues	$246,342,479	$299,078,956
Expenses	142,977,897	157,686,944

Excess of revenues over expenses	$103,364,582	$141,392,012

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2007, the Account held six limited partnership investments with ownership interest percentages that ranged from 5.27% to 18.45%. The Account’s investment in limited partnerships was $316,944,654 and $279,283,051 at June 30, 2007 and December 31, 2006, respectively.

Note 4—Mortgage Loans Payable

At June 30, 2007, the Account had outstanding mortgage loans payable on the following properties:

Property	Interest Rate Percentage	Amount June 30, 2007	Due

		(Unaudited)
50 Fremont	6.40 paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio	7.42 paid monthly	9,019,283	May 1, 2011
Fourth & Madison	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf	5.49 paid monthly	26,093,885	June 1, 2013
1 & 7 Westferry Circus	5.4003 paid quarterly (a)	232,585,340	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza	5.28 paid monthly	112,700,000	April 11, 2014
1401 H Street	5.97 paid monthly	115,000,000	December 7, 2014
South Frisco Village	5.85 paid monthly	26,250,559	June 1, 2013
Publix at Weston Commons	5.08 paid monthly	35,000,000	January 1, 2036

Total principal outstanding		$1,384,649,067
Unamortized discount		(5,013,838)

Amortized cost		1,379,635,229
Fair value adjustment		36,073,919

Total mortgage loans payable		$1,415,709,148

(a)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars at the exchange rate prevailing at the end of the period. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed.

Note 5—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2007(1)

		Years Ended December 31,

		2006	2005	2004	2003

	(Unaudited)
Per Accumulation Unit data:
Rental income	$9.186	$16.717	$15.604	$13.422	$15.584
Real estate property level expenses and taxes	4.294	7.807	7.026	5.331	5.890

Real estate income, net	4.892	8.910	8.578	8.091	9.694
Other income	1.756	4.409	3.602	3.341	2.218

Total income	6.648	13.319	12.180	11.432	11.912
Expense charges(2)	1.212	1.671	1.415	1.241	1.365

Investment income, net	5.436	11.648	10.765	10.191	10.547
Net realized and unrealized gain on investments and mortgage loans payable	15.011	22.052	18.744	13.314	2.492

Net increase in Accumulation Unit Value	20.447	33.700	29.509	23.505	13.039
Accumulation Unit Value:
Beginning of period	273.653	239.953	210.444	186.939	173.900

End of period	$294.100	$273.653	$239.953	$210.444	$186.939

Total return	7.47%	14.04%	14.02%	12.57%	7.50%
Ratios to Average Net Assets:
Expenses(2)	0.44%	0.67%	0.63%	0.63%	0.76%
Investment income, net	1.95%	4.68%	4.82%	5.17%	5.87%

Portfolio turnover rate:
Real estate properties	2.02%	3.62%	6.72%	2.32%	5.12%
Marketable securities	3.14%	51.05%	77.63%	143.47%	71.83%
Accumulation Units outstanding at end of period (in thousands)	53,713	50,146	42,623	33,338	24,724

Net assets end of period (in thousands)	$16,249,965	$14,132,693	$10,548,711	$7,245,550	$4,793,422

(1)	Per share amounts and percentages for the interim period have not been annualized.

(2)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2007 would be $5.506 ($9.478, $8.441, $6.572, and $7.255 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2007 would be 1.98% (3.81%, 3.78%, 3.33%, and 4.04% for the years ended December 31, 2006, 2005, 2004, and 2003, respectively).

Note 6—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006

	(Unaudited)
Credited for premiums	1,973,963	4,056,196
Net units credited for transfers, net disbursements and amounts applied to the Annuity Fund	1,593,097	3,466,667
Accumulation units outstanding:
Beginning of period	50,146,354	42,623,491

End of period	53,713,414	50,146,354

Note 7—Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of June 30, 2007, the Account had no outstanding purchase commitments. As of June 30, 2007, the Account had two outstanding commitments to sell several properties for approximately $22.7 million. One of these commitments has subsequently closed, and the other is scheduled to close in the third quarter of 2007.

In addition, the Account had outstanding commitments to purchase interests in five limited partnerships and to purchase shares in a private real estate equity investment trust, whose original commitments totaled $302.5 million in the aggregate. As of June 30, 2007, $43.3 million remains to be funded under these commitments.

Other than lawsuits in the ordinary course of business that are expected to have no material impact, there are no lawsuits to which the Account is a party.

Note 8—New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this guidance effective January 1, 2008. The Account is currently assessing the impact of Statement No. 157 but does not expect it to have a significant impact on the Account’s financial position or results of operations when implemented.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. The Statement is effective for fiscal years beginning after November 15, 2007. The Account is currently assessing the impact of Statement No. 159 but does not expect it to have a significant impact on the Account’s financial position and results of operations when implemented.

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. The Account is currently assessing the impact of SOP 07-1 on the Account’s financial position, results of operations and additional disclosure requirements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

REAL ESTATE PROPERTIES—65.47% and 69.27%

	Value

Location / Description	2007		2006

	(Unaudited)
Alabama:
Inverness Center—Office building	$119,500,000		$112,256,914
Arizona:
Camelback Center—Office building	76,450,000		—
Kierland Apartment Portfolio—Apartments	207,269,837		206,100,000
Mountain RA Industrial Portfolio—Industrial building	—		6,605,429
Phoenix Apartment Portfolio—Apartments	182,720,106		182,900,000
California:
3 Hutton Centre Drive—Office building	62,504,497		59,011,323
9 Hutton Centre—Office building	32,143,483		29,000,000
50 Fremont—Office building	456,000,000	(1)	421,000,000	(1)
88 Kearny Street—Office building	95,746,368		90,310,024
980 9th Street and 1010 8th Street—Office building	176,300,000		168,000,000
Rancho Cucamonga Industrial Portfolio—Industrial building	121,500,000		109,000,000
Capitol Place—Office building	52,700,000		50,331,828
Centerside I—Office building	68,000,000		67,000,000
Centre Pointe and Valley View—Industrial building	33,500,000		32,385,980
Eastgate Distribution Center—Industrial building	—		25,558,962
Embarcadero Center West—Office building	238,696,851		231,000,000
Larkspur Courts—Apartments	98,000,000		93,043,346
Northern CA RA Industrial Portfolio—Industrial building	63,057,276		71,317,741
Ontario Industrial Portfolio—Industrial building	326,831,938	(1)	298,045,226	(1)
Regents Court—Apartments	68,500,000		67,800,000
Southern CA RA Industrial Portfolio—Industrial building	105,645,592		97,558,473
The Legacy at Westwood—Apartments	123,391,367		110,231,593
Wellpoint—Office building	50,000,000		49,000,000
Westcreek—Apartments	36,900,000		35,300,000
West Lake North Business Park—Office building	67,105,342		61,000,000
Westwood Marketplace—Shopping center	94,207,377		91,467,954
Wilshire Rodeo Plaza—Office building	208,309,026	(1)	204,084,734	(1)
Colorado:
Palomino Park—Apartments	189,500,000		184,000,000
The Lodge at Willow Creek—Apartments	41,512,556		39,501,399
The Market at Southpark—Shopping center	35,800,000		35,800,000
Connecticut:
Ten & Twenty Westport Road—Office building	183,000,000		175,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	—		16,014,758
Florida:
701 Brickell—Office building	244,527,991		231,239,379
4200 West Cypress Street—Office building	47,550,343		43,100,425
Plantation Grove—Shopping center	16,000,000		15,010,406
Pointe on Tampa Bay—Office building	58,065,434		50,573,824
Publix at Weston Commons—Shopping center	54,576,264	(1)	54,411,436	(1)
Quiet Waters at Coquina Lakes—Apartments	26,009,500		24,006,100
Royal St. George—Apartments	25,000,000		25,000,000
Sawgrass Office Portfolio—Office building	83,000,000		72,000,000
South Florida Apartment Portfolio—Apartments	68,400,000		65,099,785

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

	(Unaudited)
Florida: (continued)
Suncrest Village—Shopping center	$18,875,000		$17,009,378
The Fairways of Carolina—Apartments	27,500,000		25,309,965
The Greens at Metrowest—Apartments	—		21,011,825
The North 40 Office Complex—Office building	66,000,000		63,500,000
Urban Centre—Office building	128,026,207		121,000,000
France:
Printemps De L’Homme—Shopping center	258,547,472		—
Georgia:
1050 Lenox Park—Apartments	79,500,000		79,470,836
Atlanta Industrial Portfolio—Industrial building	52,763,259		77,863,416
Glenridge Walk—Apartments	48,700,000		48,710,574
Reserve at Sugarloaf—Apartments	50,405,731	(1)	49,500,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial building	76,200,000		76,117,193
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	75,038,147		74,999,590
Chicago Industrial Portfolio—Industrial building	83,609,064		89,104,640
East North Central RA Industrial Portfolio—Industrial building	37,500,450		37,503,284
Oak Brook Regency Towers—Office building	82,600,000		83,200,000
Parkview Plaza—Office building	62,785,595		59,400,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	—		66,552,034
Maryland:
Broadlands Business Park—Industrial building	35,501,724		35,002,731
FEDEX Distribution Facility—Industrial building	9,400,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	48,000,000		48,000,000
Massachusetts:
99 High Street—Office building	293,107,432	(1)	291,806,564	(1)
Batterymarch Park II—Office building	15,000,000		13,234,314
Needham Corporate Center—Office building	25,430,429		22,712,550
Northeast RA Industrial Portfolio—Industrial building	30,750,000		30,900,000
The Newbry—Office building	371,600,000		370,745,525
Minnesota:
Champlin Marketplace—Shopping center	18,352,263		—
Nevada:
UPS Distribution Facility—Industrial building	15,600,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	32,700,000		32,100,000
Konica Photo Imaging Headquarters—Industrial building	24,000,000		23,100,000
Marketfair—Shopping center	95,062,982		94,058,427
Morris Corporate Center III—Office building	116,285,270		114,857,104
NJ Caleast Industrial Portfolio—Industrial building	44,300,000		41,920,988
Plainsboro Plaza—Shopping center	51,300,000		50,900,000
South River Road Industrial—Industrial building	59,700,000		60,600,000
New York:
780 Third Avenue—Office building	369,500,000		298,000,000
The Colorado—Apartments	109,013,978		100,000,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

	(Unaudited)
Ohio:
Columbus Portfolio—Office building	$26,200,000		$24,600,000
Pennsylvania:
Lincoln Woods—Apartments	37,770,032		37,781,555
Tennessee:
Airways Distribution Center—Industrial building	24,300,000		24,857,278
Memphis Caleast Industrial Portfolio—Industrial building	—		52,500,000
Summit Distribution Center—Industrial building	27,500,000		26,300,000
Texas:
Butterfield Industrial Park—Industrial building	5,250,000	(2)	5,100,000	(2)
Dallas Industrial Portfolio—Industrial building	154,053,941		153,210,519
Four Oaks Place—Office building	319,558,643		306,200,984
Houston Apartment Portfolio—Apartments	313,360,035		306,042,523
Lincoln Centre—Office building	292,015,287	(1)	270,000,000	(1)
Park Place on Turtle Creek—Office building	44,521,533		44,573,669
Pinnacle Industrial /DFW Trade Center—Industrial building	46,500,000		45,874,807
Preston Sherry Plaza—Office building	45,219,327		—
South Frisco Village—Shopping center	47,599,531	(1)	47,014,065	(1)
The Caruth—Apartments	65,000,000		60,007,237
The Legends at Chase Oaks—Apartments	31,052,492		29,025,236
The Maroneal—Apartments	40,600,000		39,113,694
United Kingdom:
1 & 7 Westferry Circus—Office building	450,833,883	(1)	428,574,628	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	—		16,509,871
Virginia:
8270 Greensboro Drive—Office building	63,000,000		62,000,000
Ashford Meadows—Apartments	93,032,847		89,091,341
Monument Place—Office building	65,000,000		58,600,000
One Virginia Square—Office building	60,000,000		53,000,000
The Ellipse at Ballston—Office building	90,009,671		85,439,350
Washington:
Creeksides at Centerpoint—Office building	42,000,000		40,508,139
Fourth & Madison—Office building	462,000,000	(1)	398,990,017	(1)
Millennium Corporate Park—Office building	149,000,000		139,107,181
Northwest RA Industrial Portfolio—Industrial building	22,043,570		20,684,499
Rainier Corporate Park—Industrial building	78,000,000		69,362,219
Regal Logistics Campus—Industrial building	69,000,000		66,000,000
Washington DC:
1001 Pennsylvania Avenue—Office building	617,513,982	(1)	552,502,209	(1)
1401 H Street, NW—Office building	218,899,654	(1)	207,806,286	(1)
1900 K Street—Office building	275,000,000		255,002,226
Mazza Gallerie—Shopping center	92,500,018		86,350,179

TOTAL REAL ESTATE PROPERTIES (Cost $9,705,197,524 and $9,462,471,032)	11,518,910,597		10,743,487,689

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

OTHER REAL ESTATE-RELATED INVESTMENTS—18.22% and 12.56%

	Value

Location / Description	2007		2006

	(Unaudited)
REAL ESTATE JOINT VENTURES—16.42% and 10.76%
CA—Colorado Center LP Yahoo Center (50% Account Interest)	$261,099,350	(3)	$187,766,625	(3)
CA—Treat Towers LP Treat Towers (75% Account Interest)	98,654,790		94,023,131
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	110,578,029		107,256,320
Florida Mall Associates, Ltd. The Florida Mall (50% Account Interest)	261,434,421	(3)	237,919,775	(3)
IL—161 Clark Street LLC 161 North Clark Street (75% Account Interest)	207,225,503		189,183,793
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	226,885,639		177,900,327
DDR TC LLC DDR Joint Venture—Various (85% Account Interest)	1,008,468,996	(3,4)	—
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	77,310,328	(3,4)	74,864,074	(3,4)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	75,824,638	(3,4)	70,348,753	(3,4)
Teachers REA IV, LLC Tyson’s Executive Plaza II (50% Account Interest)	43,325,015		40,570,382
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	270,609,293		265,396,677
West Dade Associates Miami International Mall (50% Account Interest)	108,071,761	(3)	97,300,131	(3)
West Town Mall, LLC West Town Mall (50% Account Interest)	139,458,687	(3)	126,214,963	(3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,230,233,227 and $1,168,027,179)	2,888,946,450		1,668,744,951

LIMITED PARTNERSHIPS—1.80% and 1.80%
Cobalt Industrial REIT (10.998% Account Interest)	30,097,427		26,506,381
Colony Realty Partners LP (5.27% Account Interest)	30,438,996		26,382,659
Essex Apartment Fund (10.00% Account Interest)	105,490		—
Heitman Value Partners Fund (8.43% Account Interest)	25,579,054		24,578,388
Lion Gables Apartment Fund (18.45% Account Interest)	198,519,522		179,013,211
MONY/Transwestern Mezzanine Fund RP (19.75% Account Interest)	—		454,319
MONY/Transwestern Mezz RP II (16.67% Account Interest)	32,204,165		22,348,093

TOTAL LIMITED PARTNERSHIPS (Cost $253,302,027 and $245,295,745)	316,944,654		279,283,051

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,483,535,254 and $1,413,322,924)	3,205,891,104		1,948,028,002

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

MARKETABLE SECURITIES—15.88% and 17.69%
REAL ESTATE-RELATED MARKETABLE SECURITIES—3.02% and 4.54%
REAL ESTATE EQUITY SECURITIES—3.02% and 3.99%

Shares			Value

2007	2006	Issuer	2007	2006

			(Unaudited)
51,200	53,300	Acadia Realty Trust	$1,328,640	$1,333,566
85,325	68,700	Affordable Residential Communities LP	1,008,542	800,355
—	68,700	Affordable Residential Communities LP share rights (expired 1/23/07)	—	16,488
3,800	3,800	Alexander’s Inc.	1,536,150	1,594,670
53,500	54,400	Alexandria Real Estate Equities Inc.	5,179,870	5,461,760
177,785	166,985	AMB Property Corp.	9,461,718	9,786,991
42,500	42,500	American Campus Communities Inc.	1,202,325	1,209,975
234,500	244,900	American Financial Realty Trust	2,420,040	2,801,656
174,900	181,500	Apartment Investment & Management Co.	8,818,458	10,167,630
399,200	408,900	Archstone-Smith Trust	23,596,712	23,802,069
217,000	118,500	Ashford Hospitality Trust Inc.	2,551,920	1,475,325
27,500	33,300	Associated Estates Realty Corp.	428,725	457,542
142,700	138,900	AvalonBay Communities Inc.	16,964,176	18,063,945
119,500	122,400	BioMed Realty Trust Inc.	3,001,840	3,500,640
213,200	217,200	Boston Properties Inc.	21,774,116	24,300,336
157,200	171,500	Brandywine Realty Trust	4,492,776	5,702,375
92,400	94,200	BRE Properties Inc.	5,478,396	6,124,884
368,050	220,300	Brookfield Properties Corp.	8,947,296	8,664,399
101,300	105,200	Camden Property Trust	6,784,061	7,769,020
117,400	121,500	CBL & Associates Properties Inc.	4,232,270	5,267,025
74,900	74,900	Cedar Shopping Centers Inc.	1,074,815	1,191,659
82,400	87,600	Colonial Properties Trust	3,003,480	4,106,688
83,300	80,600	Corporate Office Properties Trust	3,416,133	4,067,882
75,500	75,500	Cousins Properties Inc.	2,190,255	2,662,885
175,000	179,000	Crescent Real Estate Equities Company	3,927,000	3,535,250
300,000	—	DCT Industrial Trust Inc.	3,228,000	—
222,500	204,000	Developers Diversified Realty Corp.	11,727,975	12,841,800
171,000	125,500	DiamondRock Hospitality Co.	3,262,680	2,260,255
99,900	84,100	Digital Realty Trust Inc.	3,764,232	2,878,743
185,700	123,500	Douglas Emmett Inc.	4,594,218	3,283,865
246,400	252,100	Duke Realty Corp.	8,789,088	10,310,890
42,900	42,900	EastGroup Properties Inc.	1,879,878	2,297,724
49,900	49,900	Education Realty Trust Inc.	700,097	737,023
99,300	103,400	Equity Inns Inc.	2,224,320	1,650,264
38,800	38,800	Equity Lifestyle Properties Inc.	2,024,972	2,111,884
—	654,500	Equity Office Properties Trust	—	31,527,265
68,300	69,900	Equity One Inc.	1,745,065	1,863,534
523,800	544,300	Equity Residential	23,900,994	27,623,225
46,200	43,600	Essex Property Trust Inc.	5,373,060	5,635,300
117,100	120,200	Extra Space Storage Inc.	1,932,150	2,194,852
100,800	103,200	Federal Realty Investment Trust	7,787,808	8,772,000
113,200	115,300	FelCor Lodging Trust Inc.	2,946,596	2,518,152
80,900	84,300	First Industrial Realty Trust Inc.	3,135,684	3,952,827
41,600	41,600	First Potomac Realty Trust	968,864	1,210,976
413,900	423,600	General Growth Properties Inc.	21,916,005	22,124,628

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Shares			Value

2007	2006	Issuer	2007	2006

			(Unaudited)
66,900	69,600	Glimcher Realty Trust	$1,672,500	$1,859,016
73,800	73,800	GMH Communities Trust	715,122	749,070
70,900	59,500	Hersha Hospitality Trust	838,038	674,730
107,500	107,500	Highland Hospitality Corp.	2,064,000	1,531,875
101,700	101,700	Highwoods Properties Inc.	3,813,750	4,145,292
60,100	64,000	Home Properties Inc.	3,120,993	3,793,280
168,600	147,900	Hospitality Properties Trust	6,995,214	7,029,687
936,570	973,570	Host Hotels & Resorts Inc.	21,653,498	23,901,143
376,600	396,700	HRPT Properties Trust	3,916,640	4,899,245
105,700	116,700	Inland Real Estate Corp.	1,794,786	2,184,624
84,800	84,800	Innkeepers USA Trust	1,503,504	1,314,400
58,300	59,400	Kilroy Realty Corp.	4,129,972	4,633,200
394,521	409,521	Kimco Realty Corp.	15,019,414	18,407,969
52,200	55,300	Kite Realty Group Trust	992,844	1,029,686
72,900	75,000	LaSalle Hotel Properties	3,165,318	3,438,750
164,300	167,000	Liberty Property Trust	7,217,699	8,206,380
128,600	135,900	Macerich Co./The	10,599,212	11,764,863
121,600	118,700	Mack-Cali Realty Corp.	5,288,384	6,053,700
64,900	81,000	Maguire Properties Inc.	2,228,017	3,240,000
44,000	44,000	Mid-America Apartment Communities	2,309,120	2,518,560
—	100,200	Mills Corp./The	—	2,004,000
—	198,000	New Plan Excel Realty Trust	—	5,441,040
28,300	25,100	Parkway Properties Inc./Md	1,359,249	1,280,351
65,900	69,500	Pennsylvania Real Estate Investment Trust	2,921,347	2,736,910
78,000	79,300	Post Properties Inc.	4,066,140	3,624,010
459,800	462,500	Prologis	26,162,620	28,106,125
29,400	30,200	PS Business Parks Inc.	1,863,078	2,135,442
231,314	241,114	Public Storage Inc.	17,769,541	23,508,615
31,500	28,500	Ramco-Gershenson Properties	1,131,795	1,086,990
—	157,000	Reckson Associates Realty Corp.	—	7,159,200
123,800	129,300	Regency Centers Corp.	8,727,900	10,107,381
20,600	20,600	Saul Centers Inc.	934,210	1,136,914
401,721	412,821	Simon Property Group Inc.	37,376,122	41,814,639
106,507	86,300	SL Green Realty Corp.	13,195,152	11,458,914
36,500	33,500	Sovran Self Storage Inc.	1,757,840	1,918,880
133,600	134,700	Strategic Hotels & Resorts Inc.	3,004,664	2,935,113
30,900	30,900	Sun Communities Inc.	919,893	999,924
111,300	109,400	Sunstone Hotel Investors Inc.	3,159,807	2,924,262
56,300	58,300	Tanger Factory Outlet Centers	2,108,435	2,278,364
96,800	98,400	Taubman Centers Inc.	4,802,248	5,004,624
245,200	—	UDR, Inc.	6,448,760	—
—	250,400	United Dominion Realty Trust Inc.	—	7,960,216
84,300	95,400	U-Store-It Trust	1,381,677	1,960,470
255,400	245,800	Vornado Realty Trust	28,053,136	29,864,700
81,800	85,500	Washington Real Estate Investment	2,781,200	3,420,000
145,300	148,500	Weingarten Realty Investors	5,971,830	6,847,335
54,100	44,700	Winston Hotels Inc.	811,500	592,275

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $455,904,346 and $484,071,757)			530,467,569	619,342,386

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.00% and 0.55%

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$—	$10,000,000	Commercial Mortgage Pass 5.450% 12/15/20	$—	$10,000,000
—	3,389,773	Credit Suisse Mortgage Company 5.470% 4/15/21	—	3,390,255
—	10,000,000	GS Mortgage Securities Co 5.682% 5/3/18	—	10,186,930
—	8,780,566	GS Mortgage Securities Co 5.420% 6/6/20	—	8,782,059
—	9,996,970	JP Morgan Chase Commercial 5.440% 11/15/18	—	9,996,970
—	9,298,609	Lehman Brothers Floating 5.430% 9/15/21	—	9,298,971
—	9,143,864	Morgan Stanley Capital 5.440% 7/15/19	—	9,144,605
—	10,000,000	Morgan Stanley Dean Witter 5.712% 2/3/16	—	10,137,150
—	14,642,368	Wachovia Bank Commercial 5.440% 9/15/21	—	14,642,997

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES (Cost $0 and $85,255,038)			—	85,579,937

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $455,904,346 and $569,326,795)			530,467,569	704,922,323

OTHER MARKETABLE SECURITIES—12.86% and 13.15%

COMMERCIAL PAPER—11.77% and 10.79%
25,000,000	—	Abbey National North America LLC 5.200% 9/10/07	24,745,277	—
20,000,000	—	Abbey National North America LLC 5.170% 9/25/07	19,752,554	—
6,210,000	—	Abbey National North America LLC 5.220% 10/4/07	6,125,033	—
—	25,000,000	Abbey National North America LLC 5.260% 1/17/07	—	24,945,207
14,655,000	—	Air Products & Chemicals 5.350% 7/2/07	14,655,000	—
—	10,000,000	American Express Bank, FSB 5.565% 1/8/07	—	10,000,235
—	1,500,000	American Express Bank, FSB 5.290% 1/12/07	—	1,499,996
—	24,000,000	American Express Bank, FSB 5.280% 1/18/07	—	23,999,578
25,000,000	—	American Express Centurion Bank 5.270% 7/2/07	25,000,000	—
10,000,000	—	American Express Centurion Bank 5.280% 7/12/07	9,999,989	—
30,000,000	—	American Express Centurion Bank 5.280% 7/23/07	29,999,985	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$30,000,000	$—	American Express Centurion Bank 5.320% 9/25/07	$29,999,730	$—
—	20,000,000	American Express Centurion Bank 5.290% 1/9/07	—	19,999,954
—	19,165,000	American Express Centurion Bank 5.290% 1/8/07	—	19,164,962
—	25,000,000	American Express Centurion Bank 5.290% 1/3/07	—	24,999,988
16,620,000	—	American Honda Finance Corp. 5.220% 7/12/07	16,595,392	—
20,000,000	—	American Honda Finance Corp. 5.230% 7/24/07	19,935,234	—
10,000,000	—	American Honda Finance Corp. 5.230% 9/5/07	9,904,847	—
—	50,000,000	American Honda Finance Corp. 5.260% 1/22/07	—	49,853,055
—	17,475,000	American Honda Finance Corp. 5.210% 2/9/07	—	17,377,605
—	10,000,000	Anheuser-Busch Co. 5.240% 1/19/07	—	9,975,019
10,000,000	—	Atlantis One Funding Corp. 5.250% 9/17/07	9,886,767	—
10,000,000	—	Atlantis One Funding Corp. 5.260% 9/25/07	9,875,050	—
3,705,000	—	Bank of Montreal 5.230% 8/15/07	3,681,181	—
20,000,000	—	Barclay’s Bank PLC 5.310% 8/30/07	19,998,832	—
19,735,000	—	Barclay’s U.S. Funding Corp. 5.240% 7/5/07	19,726,283	—
15,000,000	—	Barclay’s U.S. Funding Corp. 5.205% 10/31/07	14,735,866	—
—	25,000,000	Barclay’s U.S. Funding Corp. 5.240% 1/26/07	—	24,912,383
20,000,000	—	Beta Finance Inc. 5.230% 8/20/07	19,855,312	—
11,300,000	—	Beta Finance Inc. 5.260% 9/24/07	11,160,468	—
8,515,000	—	BMW US Capital Corp. 5.230% 8/13/07	8,462,448	—
18,252,000	—	BMW US Capital Corp. 5.210% 8/23/07	18,112,770	—
—	20,000,000	BMW US Capital Corp. 5.250% 2/7/07	—	19,894,400
—	23,050,000	BMW US Capital Corp. 5.210% 2/9/07	—	22,921,533
30,000,000	—	Calyon 5.290% 8/13/07	29,997,624	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$25,000,000	$—	Calyon 5.295% 8/28/07	$24,997,972	$—
24,120,000	—	Canadian Imperial Holdings, Inc. 5.220% 7/10/07	24,091,430	—
25,000,000	—	Canadian Imperial Holdings, Inc. 5.198% 9/5/07	24,762,117	—
10,000,000	—	CC (USA), Inc. 5.290% 7/10/07	9,988,024	—
8,700,000	—	Ciesco LP 5.280% 8/16/07	8,642,145	—
25,000,000	—	Ciesco LP 5.270% 9/6/07	24,757,175	—
25,000,000	—	Ciesco LP 5.270% 9/7/07	24,753,495	—
10,000,000	—	Ciesco LP 5.260% 9/12/07	9,894,080	—
—	25,000,000	Ciesco LP 5.260% 1/9/07	—	24,973,942
—	14,000,000	Ciesco LP 5.260% 1/25/07	—	13,952,299
15,000,000	—	Citigroup Funding Inc. 5.240% 7/9/07	14,984,541	—
30,000,000	—	Citigroup Funding Inc. 5.240% 7/11/07	29,960,250	—
9,355,000	—	Citigroup Funding Inc. 5.240% 7/17/07	9,334,340	—
25,000,000	—	Citigroup Funding Inc. 5.215% 9/21/07	24,705,250	—
20,000,000	—	Citigroup Funding Inc. 5.230% 9/24/07	19,755,466	—
—	50,000,000	Citigroup Funding Inc. 5.250% 1/11/07	—	49,934,060
—	35,825,000	Citigroup Funding Inc. 5.250% 2/5/07	—	35,647,365
9,995,000	—	Coca Cola Co. 5.190% 8/2/07	9,949,470	—
25,000,000	—	Coca Cola Co. 5.180% 10/10/07	24,634,027	—
8,165,000	—	Coca Cola Co. 5.180% 10/15/07	8,039,497	—
8,500,000	—	Corporate Asset Funding Corp, Inc. 5.230% 7/20/07	8,477,199	—
20,000,000	—	Corporate Asset Funding Corp, Inc. 5.250% 7/27/07	19,925,750	—
8,075,000	—	Corporate Asset Funding Corp, Inc. 5.250% 8/2/07	8,037,875	—
16,490,000	—	Corporate Asset Funding Corp, Inc. 5.250% 8/10/07	16,394,820	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$24,075,000	$—	Corporate Asset Funding Corp, Inc. 5.280% 8/23/07	$23,890,309	$—
20,000,000	—	Corporate Asset Funding Corp, Inc. 5.280% 8/24/07	19,843,678	—
—	6,000,000	Corporate Asset Funding Corp, Inc. 5.240% 1/22/07	—	5,982,193
—	8,760,000	Corporate Asset Funding Corp, Inc. 5.260% 1/29/07	—	8,725,048
—	25,000,000	Corporate Asset Funding Corp, Inc. 5.250% 2/7/07	—	24,867,250
—	54,000,000	Corporate Asset Funding Corp, Inc. 5.250% 2/8/07	—	53,705,295
10,000,000	—	Danske Corp. 5.205% 8/20/07	9,928,473	—
18,000,000	—	Deutsche Bank 5.350% 8/6/07	17,998,511	—
25,000,000	—	Deutsche Bank 5.290% 8/9/07	24,997,795	—
—	3,000,000	Deutsche Bank 5.290% 1/9/07	—	2,999,962
—	30,000,000	Deutsche Bank 5.300% 1/22/07	—	29,999,154
20,000,000	—	Dorada Finance Inc. 5.230% 8/1/07	19,911,000	—
13,700,000	—	Dorada Finance Inc. 5.260% 9/11/07	13,556,905	—
10,000,000	—	Dorada Finance Inc. 5.225% 9/12/07	9,894,080	—
20,000,000	—	Dorada Finance Inc. 5.260% 9/20/07	19,764,754	—
—	7,000,000	Dorada Finance Inc. 5.250% 1/9/07	—	6,992,704
8,770,000	—	Dexia Banque 5.300% 9/12/07	8,769,193	—
22,950,000	—	Dresdner US Finance Inc. 5.215% 7/24/07	22,875,681	—
2,190,000	—	Dresdner US Finance Inc. 5.205% 8/29/07	2,171,395	—
30,000,000	—	Edison Asset Securitization, LLC 5.220% 7/25/07	29,897,304	—
21,304,000	—	Edison Asset Securitization, LLC 5.220% 7/26/07	21,227,915	—
15,000,000	—	Edison Asset Securitization, LLC 5.230% 8/21/07	14,889,103	—
—	24,000,000	Edison Asset Securitization, LLC 5.230% 1/19/07	—	23,939,287
—	10,000,000	Edison Asset Securitization, LLC 5.240% 2/1/07	—	9,955,666

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$—	$32,900,000	Fairway Finance Company, LLC 5.240% 1/17/07	$—	$32,826,521
20,000,000	—	General Electric Capital Corp. 5.220% 8/7/07	19,894,800	—
21,425,000	—	General Electric Capital Corp. 5.230% 8/31/07	21,237,887	—
—	23,760,000	General Electric Capital Corp. 5.250% 1/18/07	—	23,704,454
—	13,155,000	General Electric Capital Corp. 5.240% 2/8/07	—	13,084,017
—	30,000,000	General Electric Capital Corp. 5.250% 2/15/07	—	29,807,499
10,000,000	—	Goldman Sachs Group Inc. 5.230% 7/30/07	9,958,840	—
7,000,000	—	Govco Incorporated 5.240% 8/27/07	6,942,234	—
5,000,000	—	Govco Incorporated 5.240% 9/7/07	4,950,699	—
5,800,000	—	Govco Incorporated 5.260% 9/25/07	5,727,529	—
25,000,000	—	Govco Incorporated 5.260% 10/1/07	24,665,763	—
19,760,000	—	Govco Incorporated 5.190% 11/26/07	19,335,506	—
—	50,000,000	Govco Incorporated 5.240% 1/5/07	—	49,977,665
—	25,700,000	Govco Incorporated 5.260% 3/8/07	—	25,454,668
10,000,000	—	Grampian Funding LLC 5.205% 8/6/07	9,948,054	—
10,000,000	—	Greyhawk Funding LLC 5.270% 9/17/07	9,886,553	—
—	33,000,000	Greyhawk Funding LLC 5.230% 2/6/07	—	32,829,314
4,060,000	—	Harrier Finance Funding US, LLC 5.280% 8/24/07	4,028,267	—
—	8,415,000	HBOS Treasury Srvcs PLC 5.260% 3/21/07	—	8,319,680
—	40,000,000	HSBC Finance Corporation 5.250% 1/26/07	—	39,859,012
—	19,000,000	IBM (International Business Machine Corp.) 5.240% 1/10/07	—	18,966,750
—	22,200,000	IBM Capital Inc. 5.250% 3/16/07	—	21,963,166
—	25,000,000	ING (US) Finance 5.230% 3/27/07	—	24,695,265
25,000,000	—	ING (US) Finance 5.220% 9/7/07	24,756,193	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$25,000,000	$—	ING (US) Finance 5.230% 9/13/07	$24,734,360	$—
—	24,000,000	Johnson & Johnson 5.200% 1/2/07	—	24,000,000
—	25,000,000	Johnson & Johnson 5.250% 1/18/07	—	24,941,555
15,000,000	—	Johnson & Johnson 5.200% 9/21/07	14,823,150	—
4,875,000	—	JP Morgan Chase & Co. 5.240% 7/23/07	4,859,928	—
20,365,000	—	JP Morgan Chase & Co. 5.210% 8/22/07	20,212,611	—
18,540,000	—	JP Morgan Chase & Co. 5.230% 8/29/07	18,382,495	—
20,000,000	—	JP Morgan Chase & Co. 5.235% 9/19/07	19,768,704	—
—	20,259,000	Kimberly-Clark Worldwide, Inc. 5.265% 1/29/07	—	20,179,184
27,000,000	—	Kitty Hawk Funding Corp. 5.220% 7/19/07	26,931,404	—
10,000,000	—	Kitty Hawk Funding Corp. 5.255% 9/19/07	9,883,606	—
10,000,000	—	Links Finance L.L.C. 5.255% 8/16/07	9,933,500	—
—	10,000,000	Links Finance L.L.C. 5.230% 1/16/07	—	9,979,190
16,205,000	—	Morgan Stanley Dean Witter 5.220% 8/16/07	16,097,844	—
—	30,000,000	Morgan Stanley Dean Witter 5.255% 2/12/07	—	29,819,598
—	11,601,000	Pitney Bowes Inc. 5.240% 1/4/07	—	11,597,578
10,000,000	—	PNC Bank NA 5.330% 10/17/07	9,999,699	—
24,600,000	—	Private Export Funding Corporation 5.210% 9/6/07	24,362,322	—
27,000,000	—	Private Export Funding Corporation 5.220% 10/11/07	26,600,797	—
15,000,000	—	Private Export Funding Corporation 5.220% 10/16/07	14,767,241	—
10,240,000	—	Private Export Funding Corporation 5.220% 7/13/07	10,223,322	—
—	20,500,000	Private Export Funding Corporation 5.220% 1/3/07	—	20,496,976
—	1,845,000	Private Export Funding Corporation 5.300% 1/11/07	—	1,842,553
—	23,000,000	Private Export Funding Corporation 5.260% 1/18/07	—	22,945,922

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$—	$6,000,000	Private Export Funding Corporation 5.230% 1/23/07	$—	$5,981,485
—	15,000,000	Private Export Funding Corporation 5.220% 2/15/07	—	14,903,199
—	14,120,000	Private Export Funding Corporation 5.230% 3/6/07	—	13,989,828
—	25,000,000	Procter & Gamble 5.225% 1/12/07	—	24,963,380
15,000,000	—	Procter & Gamble International S.C. 5.215% 7/20/07	14,960,363	—
12,000,000	—	Procter & Gamble International S.C. 5.225% 8/10/07	11,931,619	—
7,595,000	—	Procter & Gamble International S.C. 5.220% 8/14/07	7,547,282	—
20,000,000	—	Procter & Gamble International S.C. 5.220% 9/14/07	19,784,576	—
23,730,000	—	Procter & Gamble International S.C. 5.230% 9/26/07	23,432,953	—
885,000	—	Procter & Gamble International S.C. 5.230% 9/27/07	873,793	—
20,000,000	—	Procter & Gamble International S.C. 5.260% 9/28/07	19,743,822	—
—	25,000,000	Procter & Gamble International S.C. 5.250% 2/1/07	—	24,890,625
—	50,000,000	Procter & Gamble International S.C. 5.230% 2/14/07	—	49,686,455
20,000,000	—	Ranger Funding Company LLC 5.240% 7/13/07	19,967,090	—
15,000,000	—	Ranger Funding Company LLC 5.240% 7/27/07	14,944,313	—
38,550,000	—	Ranger Funding Company LLC 5.230% 7/3/07	38,544,225	—
—	10,000,000	Ranger Funding Company LLC 5.250% 1/24/07	—	9,967,385
—	20,000,000	Ranger Funding Company LLC 5.260% 1/25/07	—	19,931,856
—	23,760,000	Ranger Funding Company LLC 5.260% 2/12/07	—	23,616,311
20,000,000	—	Royal Bank of Canada 5.300% 9/18/07	19,998,042	—
10,000,000	—	Royal Bank of Canada 5.305% 9/20/07	9,999,226	—
35,000,000	—	Royal Bank of Canada 5.310% 10/25/07	34,996,269	—
—	10,000,000	Scaldis Capital LLC 5.300% 1/10/07	—	9,988,068
2,025,000	—	Scaldis Capital LLC 5.240% 7/13/07	2,021,662	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$15,000,000	$—	Scaldis Capital LLC 5.300% 7/16/07	$14,968,553	$—
10,990,000	—	Scaldis Capital LLC 5.260% 8/14/07	10,919,994	—
—	25,000,000	Sheffield Receivables Corporation 5.250% 1/12/07	—	24,962,735
—	35,750,000	Sheffield Receivables Corporation 5.240% 1/17/07	—	35,670,156
20,150,000	—	Shell International Finance Corp. 5.220% 9/27/07	19,894,832	—
9,065,000	—	Sigma Finance Inc. 5.230% 10/26/07	8,910,978	—
10,615,000	—	Sigma Finance Inc. 5.210% 12/12/07	10,362,384	—
25,800,000	—	Sigma Finance Inc. 5.220% 12/21/07	25,152,479	—
30,000,000	—	Societe Generale North America, Inc. 5.310% 10/22/07	29,996,448	—
20,000,000	—	Societe Generale North America, Inc. 5.205% 9/4/07	19,813,688	—
16,000,000	—	Societe Generale North America, Inc. 5.240% 10/9/07	15,769,440	—
—	7,850,000	Societe Generale North America, Inc. 5.255% 1/10/07	—	7,836,262
—	25,000,000	Societe Generale North America, Inc. 5.250% 1/19/07	—	24,937,902
20,000,000	—	SunTrust Banks, Inc. 5.310% 1/28/08	20,001,820	—
—	20,000,000	SunTrust Banks, Inc. 5.245% 5/1/07	—	20,001,700
10,000,000	—	Swedish Export Credit Corp. 5.220% 7/9/07	9,989,694	—
22,500,000	—	Swedish Export Credit Corp. 5.190% 7/23/07	22,430,830	—
10,685,000	—	Swedish Export Credit Corp. 5.185% 8/14/07	10,617,868	—
20,000,000	—	Swedish Export Credit Corp. 5.210% 8/15/07	19,871,422	—
15,000,000	—	Swedish Export Credit Corp. 5.210% 8/24/07	14,884,085	—
15,000,000	—	Swedish Export Credit Corp. 5.150% 11/6/07	14,722,980	—
—	14,675,000	Swedish Export Credit Corp. 5.319% 1/10/07	—	14,657,788
—	33,895,000	Swedish Export Credit Corp. 5.250% 1/16/07	—	33,825,624
—	30,000,000	Swedish Export Credit Corp. 5.240% 2/13/07	—	29,816,250

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
$—	$5,800,000	The Concentrate Manufacturing Company of Ireland 5.260% 1/9/07	$—	$5,790,695
10,000,000	—	Toronto Dominion Bank 5.320% 7/12/07	9,999,723	—
20,000,000	—	Toyota Motor Credit Corp. 5.220% 7/18/07	19,952,932	—
—	50,000,000	Toyota Motor Credit Corp. 5.235% 1/23/07	—	49,846,580
—	30,000,000	Toyota Motor Credit Corp. 5.230% 1/25/07	—	29,899,221
—	19,000,000	U.S. Bancorp 5.245% 12/5/07	—	18,998,765
19,000,000	—	U.S. Bancorp 5.290% 12/5/07	18,998,632	—
19,400,000	—	UBS Finance, (Delaware) Inc. 5.240% 7/16/07	19,360,013	—
14,003,000	—	UBS Finance, (Delaware) Inc. 5.245% 8/3/07	13,937,528	—
20,965,000	—	UBS Finance, (Delaware) Inc. 5.205% 8/27/07	20,793,949	—
11,600,000	—	UBS Finance, (Delaware) Inc. 5.260% 9/6/07	11,488,562	—
5,395,000	—	UBS Finance, (Delaware) Inc. 5.240% 10/15/07	5,312,546	—
—	17,500,000	UBS Finance, (Delaware) Inc. 5.230% 2/20/07	—	17,375,018
25,000,000	—	Variable Funding Capital Corporation 5.240% 7/17/07	24,943,645	—
—	34,530,000	Variable Funding Capital Corporation 5.320% 2/2/07	—	34,371,217
—	30,000,000	Variable Funding Capital Corporation 5.250% 2/5/07	—	29,848,698
—	25,000,000	Variable Funding Capital Corporation 5.250% 2/6/07	—	24,870,208
18,200,000	—	Wal-Mart Stores 5.180% 7/31/07	18,122,867	—
10,000,000	—	Yorktown Capital, LLC 5.245% 7/16/07	9,979,073	—
—	23,415,000	Yorktown Capital, LLC 1.340% 1/4/07	—	23,408,027

TOTAL COMMERCIAL PAPER (Cost $2,070,676,328 and $1,672,398,634)			2,070,762,168	1,672,544,145

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

			(Unaudited)
GOVERNMENT AGENCY BONDS—1.09% and 2.36%
$—	$17,700,000	Federal Home Loan Banks 5.135% 1/5/07	$—	$17,694,938
—	19,745,000	Federal Home Loan Banks 5.190% 1/12/07	—	19,719,628
—	39,969,000	Federal Home Loan Banks 5.130% 1/19/07	—	39,877,711
—	23,753,000	Federal Home Loan Banks 2.330% 2/28/07	—	23,563,451
17,020,000	—	Federal Home Loan Banks 5.115% 7/6/07	17,010,350	—
20,220,000	—	Federal Home Loan Mortgage Corporation 5.090% 8/17/07	20,088,226	—
25,000,000	—	Federal Home Loan Mortgage Corporation 5.110% 10/19/07	24,614,725	—
33,053,000	—	Federal Home Loan Mortgage Corporation 5.105% 11/15/07	32,417,424	—
27,258,000	—	Federal Home Loan Mortgage Corporation 5.100% 11/19/07	26,718,455	—
13,400,000	—	Federal Home Loan Mortgage Corporation 5.115% 12/3/07	13,109,381	—
—	13,654,000	Federal Home Loan Mortgage Corporation 2.190% 1/2/07	—	13,654,000
—	22,250,000	Federal Home Loan Mortgage Corporation 1.250% 1/16/07	—	22,208,704
—	43,400,000	Federal Home Loan Mortgage Corporation 5.151% 1/24/07	—	43,269,887
—	50,000,000	Federal Home Loan Mortgage Corporation 1.240% 1/30/07	—	49,807,250
—	33,675,000	Federal Home Loan Mortgage Corporation 5.150% 1/31/07	—	33,540,367
25,000,000	—	Federal National Mortgage Association 5.120% 8/8/07	24,868,950	—
15,325,000	—	Federal National Mortgage Association 5.110% 9/17/07	15,157,835	—
19,001,000	—	Federal National Mortgage Association 5.110% 11/28/07	18,600,706	—
—	30,000,000	Federal National Mortgage Association 1.260% 2/6/07	—	29,854,650
—	23,768,000	Federal National Mortgage Association 1.740% 1/8/07	—	23,751,029
—	50,000,000	Federal National Mortgage Association 1.240% 3/21/07	—	49,452,450

TOTAL GOVERNMENT AGENCY BONDS (Cost $192,549,128 and $366,282,560)			192,586,052	366,394,065

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,263,225,456 and $2,038,681,194)			2,263,348,220	2,038,938,210

TOTAL MARKETABLE SECURITIES (Cost $2,719,129,802 and $2,608,007,989)			2,793,815,789	2,743,860,533

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Borrower, Current Rate and Maturity Date	2007	2006

			(Unaudited)
MORTGAGE LOAN RECEIVABLE—0.43% and 0.48%
$75,000,000	$75,000,000	Klingle Corporation 6.17% 07/10/11	$74,774,292	$74,660,626

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000,000 and $75,000,000)			74,774,292	74,660,626

TOTAL INVESTMENTS (Cost $14,982,862,580 and $13,558,801,945)			$17,593,391,782	$15,510,036,850

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 4.

(2)	Leasehold interest only.

(3)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(4)	Located throughout the U.S.

See notes to the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins on page 47, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) entitled “Item 1A. Risk Factors”. The past performance of the Account is not indicative of future results.

2nd Quarter Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. In the second quarter of 2007, commercial real estate maintained its strong performance, buoyed by stable real estate market fundamentals, continued liquidity in the commercial real estate market, and an expanding U.S. economy, as discussed in detail in the following section. While Federal Reserve Board Chairman Ben S. Bernanke noted in his July 18, 2007 testimony before the U.S. House of Representatives’ Committee on Financial Services that the rate of U.S. economic growth has moderated in recent quarters, he attributed the moderation to the “ongoing adjustment in the housing sector” and believed that growth was currently “at a pace more consistent with sustainable expansion.” He was optimistic about prospects for the national economy as the drag from the housing sector dissipates: “Overall, the U.S. economy appears likely to expand at a moderate pace over the second half of 2007, with growth then strengthening a bit in 2008 to a rate close to the economy’s underlying trend.” Other positive trends noted by Chairman Bernanke were strong growth in the global economy which was likely to benefit U.S. exports, and steady growth in consumer spending and business expenditures on equipment and software. On a negative note, conditions in the subprime mortgage market had deteriorated further and were being monitored closely, but “financing activity in the bond and business loan markets has remained fairly brisk”, with conditions supportive of ongoing growth in business activity.

          Investor demand for commercial real estate in the second quarter of 2007 remained strong due to stable real estate market fundamentals and relatively attractive returns when compared to other asset classes. In addition, rental growth continues to support increases in market values. Unlike the single-family housing market, which experienced continued softening in demand and prices and which has been negatively affected by the subprime mortgage issues, commercial real estate investment activity continued at its strong pace. Prices have held firm and, in many cases, have continued to increase. According to Real Capital Analytics, one of the primary industry sources of commercial real estate transaction data, commercial real estate transactional volume in the first half of 2007 totaled approximately $180 billion, up 60% compared with the first half of 2006. However, these results were partly skewed by Blackstone’s $39 billion acquisition of real estate investment trust Equity Office Properties (“EOP”) and the subsequent resale of portions of EOP’s portfolio to other investors, which are also included in the year-to-date totals. While management does not believe that investors’ appetite for commercial real estate has weakened, transactional volume has slowed down in some markets and pricing has moderated. A continued slowing economy may negatively impact commercial real estate of the United States.

          While management believes that real estate market fundamentals should remain stable and that the economic outlook in the near term remains favorable, commercial real estate markets are cyclical over the longer term and, therefore, are subject to change. Geopolitical and economic risks, changes in interest rates or monetary policy, industry or sector slowdowns, the dynamics of supply and demand for commercial real estate and changing demographics are but a few of the factors which can affect commercial real estate values and, consequently, the performance of the Account. While management cannot predict the exact nature or timing of such changes or the magnitude of their impact, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes will have a direct and meaningful impact on the returns of the Account. Please also refer to the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) entitled “Item 1A. Risk Factors” for a more detailed description of the risks associated with an investment in the Account.

          It is also important to note that, while the single family residential real estate market remains weak and the subprime mortgage market has deteriorated further, the Account does not directly invest in single family residential real estate. Historically, there has not been a strong link between commercial real estate and single family housing because different market fundamentals drive the performance of each. As discussed subsequently, the problems of subprime lenders could have an impact on certain office markets; however, the Account has minimal exposure to Orange County, California, where some of the largest subprime lenders are headquartered. In addition, the collapse of the subprime lending market combined with a slowing economy has begun to effect the capital markets, by causing volatility in the commercial debt markets, and increasing the cost of borrowing. The capital markets have widened mortgage spreads, which may affect capitalization rates in the long term.

Investments as of June 30, 2007

          As of June 30, 2007, the Account had total net assets in the amount of $16,249,965,290, a 30.5% increase from June 30, 2006 and a 15.0% increase from December 31, 2006. The growth in net assets continues to be driven by the steady inflow of premiums and net transfers into the Account and an increase in net investment income and strong capital appreciation on the Account’s investment portfolio during the first six months ended June 30, 2007.

          As of June 30, 2007, the Account owned a total of 117 real estate property investments (104 of which were wholly-owned and 13 of which were held in joint ventures) representing 81.9% of the Account’s total investment portfolio. The real estate portfolio included 51 office properties (six of which were held in joint ventures and one located in London, England), 27 industrial properties (including one held in a joint venture), 22 apartment complexes, 16 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 117 real estate property investments, 19 are subject to debt (including seven joint venture properties). Total debt on the Account’s wholly-owned real estate portfolio as of June 30, 2007 was $1,415,709,148, representing 8.7% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of June 30, 2007 was $3,379,545,948, representing 20.8% of Total Net Assets.

          During the second quarter of 2007, the Account purchased two property investments, for a total equity investment of $63.6 million. These purchases included an office building located in Dallas, Texas for approximately $45.2 million and a retail property located in Champlain, Minnesota, for approximately $18.4 million.

          During the second quarter of 2007, the Account sold a portfolio of industrial properties for approximately $260.8 million, which gave the Account a cumulative realized gain of approximately $58.9 million. The portfolio was comprised of six industrial property investments and five individual properties from existing industrial portfolios located throughout the United States.

          Management believes that the Account’s real estate portfolio is diversified by location and property type. At June 30, 2007, no single property investment represented more than 5.73% of its total investments or more than 7.0% of its total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan area, based on metropolitan divisions, which are subsets of metropolitan statistical areas. All information is based on the values of the properties as stated in the financial statements as of June 30, 2007.

REAL ESTATE ASSETS DIVERSIFICATION BY MARKET VALUE

	East	West	South	Midwest	Various*	Foreign**	TOTAL
	(30)	(36)	(38)	(8)	(3)	(2)	(117)

Office (51)	21.3%	18.0%	10.8%	2.6%	0.0%	3.1%	55.8%
Apartment (22)	1.7%	6.6%	5.4%	0.0%	0.0%	0.0%	13.7%
Industrial (27)	1.7%	5.8%	2.7%	1.4%	0.5%	0.0%	12.1%
Retail (16)	1.7%	0.9%	6.4%	0.1%	7.0%	1.8%	17.9%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%	0.5%

TOTAL (117)	26.4%	31.3%	25.3%	4.1%	8.0%	4.9%	100.0%

( )	Number of property investments in parentheses.

*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of primarily retail properties located in various regions across the U.S.

**	Represents real estate investments in the United Kingdom and France.

***	Represents a portfolio of storage facilities.

Top Ten Real Estate Holdings

Property or Joint Venture Name	City	State	Type	Market Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments

DDR Joint Venture	Various	USA	Retail	1,008.5	(b)	7.00%	5.73%
1001 Pennsylvania Avenue	Washington	DC	Office	617.5	(c)	4.29%	3.51%
Fourth & Madison	Seattle	WA	Office	462.0	(d)	3.21%	2.63%
50 Fremont	San Francisco	CA	Office	456.0	(e)	3.16%	2.59%
1 & 7 Westferry Circus	London	UK	Office	450.8	(f)	3.13%	2.56%
The Newbry	Boston	MA	Office	371.6		2.58%	2.11%
780 Third Avenue	New York City	NY	Office	369.5		2.56%	2.10%
Ontario Industrial Portfolio	Ontario	CA	Industrial	326.8	(g)	2.27%	1.86%
Four Oaks Place	Houston	TX	Office	319.6		2.22%	1.82%
Houston Apartment Portfolio	Houston	TX	Apartment	313.4		2.17%	1.78%

(a)

Value as reported in the 06/30/07 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation, and consists of 65 retail properties and 1 apartment property located in 13 states.

(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $399.4 million.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $313.6 million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $317.9 million.

(f)

This property is shown gross of debt. The value of the Account’s interest less leverage is $194.0 million. The market value has been converted to U.S dollars from Pound Sterling at the exchange rate as of June 30, 2007.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $317.3 million.

Top Five Overall Metropolitan Area Exposure

Metropolitan Area	% Leased	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	99.2%	10	11.23%	9.20%
Boston-Quincy MA	94.9%	6	6.68%	5.47%
Los Angeles-Long Beach-Glendale CA	96.1%	8	6.55%	5.36%
San Francisco-San Mateo-Redwood City CA	94.5%	4	6.17%	5.05%
Seattle-Bellevue-Everett WA	97.7%	5	5.16%	4.23%

          As of June 30, 2007, the Account also held investments in real estate limited partnerships, representing 1.80% of Total Investments, real estate equity securities, representing 3.02% of Total Investments, a mortgage loan receivable representing 0.43% of Total Investments, commercial paper representing 11.77% of Total Investments, and government bonds, representing 1.09% of Total Investments.

Real Estate Market Outlook—In General

          Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but the data is preliminary for the period ended June 30, 2007 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

          The United States commercial real estate markets and the national economy continued to experience improvements in the second quarter of 2007. Commercial real estate market fundamentals remain stable in most markets and across the major sectors (office, industrial, apartments and retail) while the national economy moved ahead modestly. Despite the slower economic growth compared to 2006, capital inflow from investors to commercial real estate assets remained strong in the three months ended June 30, 2007, continuing to support commercial real estate values, while moderating investment returns. Management believes it is important to remember that real estate values can be affected by prospective changes in economic and capital market conditions, as well as by changes in supply and demand at the local level.

          The Bureau of Labor Statistics reported that 444,000 jobs were added during the three-month period ended June 30, 2007, compared with 427,000 in the previous quarter. The average gain of 144,000 jobs per month in the second quarter of 2007 fell short of the 189,000 average monthly gain for 2006 as a whole, but is consistent with reports of moderate growth in the first half of 2007. Financial and professional and business services, two key office-using sectors, added 20,000 and 38,000 jobs, respectively, which was in line with job growth during the first quarter of 2007.

          Payroll employment growth in the Account’s primary metropolitan areas remained healthy during the second quarter of 2007. Of the Account’s five top metropolitan areas (Washington, D.C., Boston, Los Angeles, San Francisco and Seattle), based on the value of the Account’s property investments, employment growth was the strongest in the Seattle and San Francisco metropolitan areas, where payroll employment grew 3.0% and 2.5%, respectively, in the three months ended June 30, 2007, compared with a 1.4% gain in the U.S. as a whole. Employment growth was also healthy and better than the national average in the Washington D.C. and Boston metropolitan areas, where payroll employment grew 1.8%. Employment in the Los Angeles metropolitan area grew at 1.1%, which was slightly below the national average.

          Growth in payroll employment is highly correlated with tenant demand for commercial real estate; however, growth in employment may not immediately result in demand for space. Space demand can lag growth in employment due to the nature of the leasing cycle. The 871,000 jobs created in first half of 2007 have bolstered U.S. real estate market conditions. According to Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely-used source of real estate market data, office vacancies across the nation averaged 12.4% as of the second quarter of 2007, as compared to 12.7% as of the first quarter of 2007. In comparison, for the second quarter of 2007, the vacancy rate of the Account’s office portfolio was considerably lower than the national average at 4.9%.

          Real estate market conditions in the Account’s top office markets remained stable in the three months ended June 30, 2007. For example, in the Washington, D.C. metropolitan area, office vacancies were below the national average at 9.5% as of the second quarter of 2007. More specifically, vacancies within the District of Columbia, where the largest concentration of the Account’s office investments are located, averaged 6.4% as of the second quarter of 2007. In comparison, the average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area and the District of Columbia were significantly better than the Washington, D.C. metropolitan and Washington, D.C. averages, and stood at 1.5% and 0.3%, respectively, at the end of the second quarter 2007. Similarly, vacancies in Boston (11.5%), San Francisco (10.4%), Los Angeles (9.6%), and Seattle (8.8%), which are the Account’s other top office markets, were below the national average. Vacancies in each of these markets have declined steadily over the past year. In comparison, the Account’s office portfolios in Los Angeles, San Francisco, and Seattle had vacancy rates of 1.8%, 5.7%, and 6.1%, respectively. The Account’s office portfolio in Boston had a vacancy rate of 15.8%.

          Orange County, California, is home to a number of the largest subprime lenders and it is one of the metropolitan markets where the impacts of the recent subprime lending industry’s problems are most likely to be seen. Thus far, one of the larger subprime lenders has terminated a pending lease for new space and others are trying to sublet a portion of their office space. The Account has minimal exposure to the Orange County market. As of June 30, 2007, the Account owns two office buildings in Orange County, with a total value of $94.6 million, which represents 0.54% of the Account’s total assets, and management does not believe that subprime lending industry issues will materially impact the Account’s total performance.

          Industrial space demand is related to a number of factors, including the national business cycle, national industrial production, international trade volumes, changes in corporate logistics and distribution systems, and employment growth in the manufacturing, wholesale trade and transportation and warehousing industries. Most of these factors have experienced sustained growth over the last several years. For example, U.S. gross domestic product (GDP), a basic indicator of the national business cycle, grew 3.3% in 2006, after growing 3.2% in 2005. Final estimates from the Bureau of Economic Analysis are that GDP grew at a weak 0.7% rate during the first quarter of 2007. Advance estimates for the second quarter of 2007, which are subject to revision, are that GDP grew 3.4% during the second quarter. The pick-up is partly due to a rebound from a weak first quarter of 2007, and in combination with first quarter readings, suggest a healthy but more moderate rate of economic growth.

          Despite softer U.S. macroeconomic conditions, U.S. real estate industrial markets remained stable during the second quarter of 2007. According to Torto Wheaton Research, industrial vacancies nationally were unchanged in the second quarter, averaging 9.3%. In comparison, as of the second quarter of 2007, the vacancy rate of the Account’s industrial portfolio was 4.7%, well below the national average. Riverside County, California and Los Angeles, two of the Account’s top industrial markets, remained strong with average vacancies of 7.3% and 4.4%, respectively, in the second quarter of 2007. Vacancies remained high in Dallas (11.1%), Chicago (10.7%), and Atlanta (12.5%), the Account’s other top industrial markets; however, vacancies in each market have declined over the past year. In comparison, at June 30, 2007, the Account’s industrial portfolio in Riverside was 100% occupied. In the Account’s industrial portfolios in the remaining top industrial markets, Chicago had a vacancy rate of 1.7%, Dallas had a vacancy rate of 2.5% and Atlanta had a vacancy rate of 3.5%.

          U.S. apartment markets remained stable in the second quarter of 2007. According to Torto Wheaton Research, apartment vacancy rates in the nation’s largest metropolitan markets averaged 5.1% in the second quarter of 2007, versus 4.7% in the first quarter of 2007. A year-over-year comparison, which accounts for seasonality in leasing patterns, showed that second quarter 2007 vacancies increased 1.1% as compared with the second quarter of 2006. Increases were most prevalent in markets that experienced significant condominium and single-family home development in recent years, suggesting that unsold units are being offered for rent on competitive terms. The average vacancy rate for the Account’s apartment portfolio was 3.1% as of the second quarter of 2007.

          Vacancy rates in the Phoenix metropolitan area, the Account’s top apartment market, averaged 7.1% as of the second quarter of 2007. In the Account’s other top apartment markets, vacancies were exceptionally low in Los Angeles (3.7%) and low or modest in Houston (7.8%), Denver (5.4%) and Atlanta (7.3%). In comparison, at June 30, 2007, the Account’s apartment portfolios in Phoenix, Los Angeles, Houston, Denver, and Atlanta had vacancy rates of 7.5%, 5.0%, 1.5%, 2.5%, and 3.0%, respectively.

          Retail real estate markets remained stable, but retail sales growth has moderated over the last six months. Preliminary estimates from the U.S. Department of Commerce show that consumer spending on retail goods and food services, a proxy for the types of goods sold at neighborhood shopping centers and regional malls, grew 4.1% in the second quarter of 2007, a healthy increase, but below the 6.9% average increase in 2006. Vacancies in neighborhood and community centers averaged 9.4% as of the second quarter of 2007 versus 8.9% in the first quarter of 2007. The small increase in vacancies may be related to the modest slowdown in retail sales growth. The average vacancy for both the Account’s entire retail portfolio and its neighborhood and community centers, was 2.6%.

          Overall, management believes commercial real estate construction remains at levels that are appropriate to meet anticipated near-term demand. According to Torto Wheaton Research, roughly 80 million square feet of multi-tenant office space are expected to be completed in 2007, which is less than the average annual construction of 90 million square feet during the 1999-2001 cyclical peak. Similarly, industrial construction is expected to total roughly 190 million square feet nationally in 2007 as compared with average annual construction of 237 million square feet during the 1999-2001 cyclical peak. Torto Wheaton expects apartment construction to total 225,000 units in 2007, up from an average of 212,000 units during the 1999-2001 cyclical peak. Though Torto Wheaton expects apartment vacancies to increase modestly during the rest of 2007, rents are expected to grow 3.1% over the course of the year. Construction of neighborhood and community centers is expected to total roughly 26 million square feet in 2007, as compared with an average of 29 million square feet during the 1999-2001 cyclical peak.

Economic Outlook for the Remainder of 2007

          On balance, management continues to believe that economic and commercial real estate market fundamentals remain solid, and near-term prospects for U.S. commercial real estate markets should remain stable. Economic growth is moderating and the single-family housing market remains soft; however, Chairman Bernanke expects economic activity to increase in the second half of 2007, and for gross domestic product to grow 2.25-2.50% in 2007 and 2.50-2.75% in 2008. While the Federal Open Market Committee (FOMC) remains focused on inflation, the rate of inflation has moderated in recent months, and according to Chairman Bernanke, “inflation should edge a bit lower over the remainder of this year and next year.” Looking ahead, while the rates of improvement in office, industrial, and apartment market conditions have slowed in recent quarters, management believes the combination of moderate economic growth and low inflation bode well for the sustained performance of the Account. Management also believes, however, that a material, sustained weakening of the United States economy could result in a deeper moderation of real estate market returns. The retail sector faces challenges from elevated energy prices, but consumer spending remains healthy and has proven surprisingly resilient despite recent energy price increases and the slowdown in the single-family housing market. The Account will continue to seek to balance these market fundamentals against pricing pressures when executing its investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and an unexpected, sudden economic downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Performance

          The Account’s total return was 7.47% for the six months ended June 30, 2007. This was 59 basis points lower than the return of 8.06% for the six months ended June 30, 2006. The Account’s performance in the first half of 2007 was primarily driven by the continued strong performance of its real estate property investments; however, a substantial decrease in the performance of its marketable securities (described in Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable) and the moderating of capital appreciation on its real estate properties were the primary reasons for the lower performance relative to same period in 2006.

          Commercial real estate has been experiencing historically high pricing for the past several years as capital has continued to flow into the asset class. While this increase in property pricing has positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five, and 10 year periods ended June 30, 2007 were 13.43%, 14.71%, 11.40%, and

9.82%, respectively. As of June 30, 2007, the Account’s annualized total return since inception was 9.50%.

          The Account’s total net assets grew 30.5% from June 30, 2006 to June 30, 2007. The primary drivers of this growth were the Account’s realized and unrealized gains on its investments, significant net inflows from participant transactions, and the Account’s net investment income from its investment portfolio over the last twelve months. Management believes that the net participant transfers into the Account are due to its positive historical performance and its low return volatility relative to other available investment options.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 16.6% higher for the six months ended June 30, 2007, as compared to the same period in 2006. This increase was due to a 31.9% increase in net income from the Account’s real estate properties, including joint venture holdings and limited partnerships, which was offset by a 6.8% decrease in income from marketable securities, and a 72.8% increase in Account level expenses, from the six months ended June 30, 2006, as compared to the six months ended June 30, 2007.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 84.5% and 79.4% of the Account’s total investment income (before deducting Account level expenses) during the six months ended June 30, 2007 and 2006, respectively. The 31.9% increase in the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s income from its real estate (due to the timing of purchases in the second quarter of 2006), joint ventures and limited partnership holdings. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 28.8% during the six months ended June 30, 2007, as compared to the same period 2006. This increase was primarily due to income derived from properties acquired during 2006 and 2007, some of which had larger rental income streams due to their larger relative size. Income from real estate joint ventures and limited partnerships was $39,367,682 for the six months ended June 30, 2007, as compared to $24,553,167 for the six months ended June 30, 2006. This 60.3% increase was due to a substantial increase in gross rental income from the increased number of properties owned through the Account’s investments in joint ventures, as well as increased income from limited partnerships. It should be noted that several of the wholly-owned and property investments owned in joint ventures purchased from June 30, 2006 to June 30, 2007 consisted of multiple properties. Investment income on the Account’s investments in marketable securities decreased by 6.8%, from $59,792,873 for the six months ended June 30, 2006 to $55,714,542 for the comparable period in 2007 due to a decrease in the value of REITs, as described in the section, Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable.

          Total property level expenses for wholly-owned property investments for the six months ended June 30, 2007 and 2006 were $232,469,638 and $180,135,775, respectively. In the six months ended June 30, 2007, operating expenses and real estate taxes represented 54.3% and 27.8% of the total property level expenses, respectively, with the remaining 17.9% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2006 were relatively similar at 53.5%, 28.4% and 18.1% of total property level expenses, respectively. Overall, property level expenses increased by 29.1% from the six months ended June 30, 2006 to the six months ended June 30, 2007. The majority of this increase (82.8%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 17.2% of the overall increase. As of June 30, 2007, there were 12 wholly-owned properties subject to debt, as compared to nine leveraged properties at June 30, 2006.

          The Account incurred overall expenses for the six months ended June 30, 2007 of $65,606,792, which was a 72.8% increase from expenses of $37,960,062 for the six months ended June 30, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 30.5% between June 30, 2007 and June 30, 2006), increased actual expenses associated with managing the Account due in part to adjustments made to the allocation methodology, and increases in the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $25,225,663 for the six months ended June 30, 2007 as compared to $12,550,605 for the six months ended June 30, 2006. The primary component of this increase (approximately $5.2 million) was the result of a reconciliation, during the six month period ended June 30, 2007 and in accordance with the Account’s procedures, of the difference between actual and estimated expenses of the Account. This variance between actual expenses and estimated expenses was primarily the result of higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $30,943,882 for the six months ended June 30, 2007 as compared to $20,006,720 for the six months ended June 30, 2006. Administrative and distribution expenses increased primarily due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $5,680,831 for the six months ended June 30, 2007 as compared to $1,862,232 for the six months ended June 30, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $799,439,266 for the six months ended June 30, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of

$641,376,213 for the six months ended June 30, 2006. The overall increase was primarily driven by a substantial increase in net realized and unrealized gains on the Account’s real estate properties to $598,814,335 for the six months ended June 30, 2007 from $408,857,491 during the same period in 2006. In addition, the Account had net realized and unrealized gains on its real estate joint ventures and limited partnership holdings of $213,065,731 for the six months ended June 30, 2007, as compared to net realized and unrealized gains of $169,824,808 for the same period in 2006. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the continued liquidity in the commercial real estate markets, combined with healthy real estate market fundamentals, which had the effect of increasing the value of the Account’s existing real estate assets. During the six months ended June 30, 2007, the Account sold one apartment property and a portfolio of several industrial properties for total net proceeds of $282.3 million, and recognized a cumulative net gain of $66.1 million. The Account also posted a net realized and unrealized loss on its marketable securities of $33,985,711 for the six months ended June 30, 2007, as compared to a net realized and unrealized gain of $38,457,309 in the same period of 2006. The losses on the Account’s marketable securities in the six months ended June 30, 2007 were primarily associated with the Account’s investments in real estate equity securities (REITs). The overall REIT market has been volatile and performing poorly as a reaction to a perceived fear of an overall slowdown in the real estate markets and the continued problems of the subprime market.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Performance

          The Account’s total return was 3.31% for the three months ended June 30, 2007. This was 138 basis points lower than the return of 4.69% for the three months ended June 30, 2006. The Account’s performance in the second quarter of 2007 was negatively impacted by lower total interest on its marketable securities and the moderating of capital appreciation on its real estate properties and joint ventures.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 12.1% higher for the three months ended June 30, 2007, as compared to the same period in 2006. This increase was due to a 32.1% increase in net income from the Account’s real estate properties, including joint venture holdings and limited partnerships, which was off set by a 21.8% decrease in income from marketable securities, and a 74.5% increase in Account level expenses, from the three months ended June 30, 2006 to the three months ended June 30, 2007.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 85.3% and 77.5% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2007 and 2006, respectively. The 32.1% increase in the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s income from its real estate (due to the timing of purchases in the second quarter of 2006), joint ventures and limited partnership holdings. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 27.6% in the three months ended June 30, 2007, as compared to the same period in 2006. This increase was primarily due to the increased number and size of the Account’s wholly-owned property investments. Income from real estate joint ventures and limited partnerships was $19,769,489 for the three months ended June 30, 2007, as compared with $13,642,202 for the three months ended June 30, 2006. This 44.9% increase was due to the substantial increase in gross rental income from the increased number of properties owned through the Account’s investments in joint ventures, as well as increased income from limited partnerships. It should be noted that several of the wholly-owned and property investments owned in joint ventures purchased from June 30, 2006 to June 30, 2007 consisted of multiple properties. Investment income on the Account’s investments in marketable securities decreased 21.8% from $34,766,086 for the three months ended June 30, 2006 to $27,204,012 for the comparable period in 2007. This decrease was primarily due to the overall poor performance of the REIT market, which declined by approximately 23% in the second quarter 2007.

          Total property level expenses for wholly-owned property investments for the three months ended June 30, 2007 and 2006 were $113,099,031 and $91,038,618, respectively. Total operating expenses on the wholly-owned properties have remained relatively stable as a percentage of Total Income over the past several quarters. In the three months ended June 30, 2007, operating expenses and real estate taxes represented 53% and 29% of the total property level expenses, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2006 were relatively similar at 52%, 30%, and 18% of total property level expenses, respectively. Overall, property level expenses increased by 24% from the three months ended June 30, 2006 to the quarter ended June 30, 2007. The majority of the increase (85%) resulted from operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for approximately 15% of the overall increase.

          The Account incurred overall expenses for the three months ended June 30, 2007 of $34,109,881, which was a 74.5% increase from expenses of $19,549,208 for the three months ended June 30, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 30.5% between June 30, 2007 and June 30, 2006), increased actual expenses associated with managing the Account due in part to adjustments made to the allocation methodology, and increases in the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $12,082,721 for the three months ended June 30, 2007 as compared to $5,958,340 for the three months ended June 30, 2006. This increase in expenses during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily resulted from higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. Also, adjustments were made to the Account’s expense base, in accordance with the Account’s procedures, to reflect the difference between actual and estimated expenses of the Account.

In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $15,485,660 for the three months ended June 30, 2007 as compared to $11,010,515 for the three months ended June 30, 2006. Administrative and distribution expenses increased primarily due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $4,583,391 for the three months ended June 30, 2007 as compared to $927,841 for the three months ended June 30, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $362,732,640 for the three months ended June 30, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of $411,609,818 for the three months ended June 30, 2006. The decrease was primarily driven by realized and unrealized losses on the Account’s marketable securities of $57,162,453 for the three months ended June 30, 2007, as compared to net realized and unrealized losses of $10,774,655 in the same period of 2006. The losses on the Account’s marketable securities in the three months ended June 30, 2007 were primarily associated with the unrealized losses on the Account’s investments in real estate equity securities (REITs). The net realized and unrealized gains on the Account’s real estate properties increased to $317,807,324 for the three months ended June 30, 2007 from $294,846,098 during the same period in 2006. In addition, the Account had net realized and unrealized gains on its real estate joint ventures and limited partnership holdings of $101,741,588 for the three months ended June 30, 2007, as compared to net realized and unrealized gains of $103,639,013 for the same period in 2006. The net realized and unrealized gains on the Account’s real estate properties offset the marketable securities losses for this period. The overall REIT market has been volatile and performing poorly as a reaction to a perceived fear of an overall slowdown in the real estate markets and the continued problems of the subprime market. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, however, continue to exhibit solid real estate market fundamentals, which have the effect of increasing the values of the Account’s existing real estate assets, as well as supporting the continued liquidity in commercial real estate markets. During the three months ended June 30, 2007, the Account sold a portfolio of several industrial properties for total net proceeds of $260.8 million, and recognized a cumulative net gain of $58.9 million.

Liquidity and Capital Resources

          As of June 30, 2007 and 2006, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $2,802,900,537 and $2,601,540,850, respectively. The increase in the Account’s liquid assets was primarily due to net investment income and net positive inflow from participant transfers and premiums. Management believes that the continued flow into the Account is in response to the continued strong relative performance of the Account.

          In the six months ended June 30, 2007, the Account received $607,169,544 in premiums and $725,446,539 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while, for the same period of 2006, the Account received $530,995,943 in premiums and $704,497,896 in net participant transfers. The Account’s net investment income increased from $252,434,880 for the six months ended June 30, 2006 to $294,282,273 for the six months ended June 30, 2007.

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

          The Account, under certain conditions more fully described in the Account’s prospectus (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit whose terms may require that the Account secure the loan with one or more of its properties. The Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property.

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

          Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle with an independent appraisal value completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve an appraisal where a property’s value changed by more than 6% from the most recent independent annual appraisal, more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

          Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities and, for the joint ventures, are adjusted to value their real estate holdings and mortgage notes payable at fair value.

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

          Mortgage Loans Receivable: Mortgage loans receivable are initially valued at the face amount of the mortgage loan funding as representations of fair value. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

          Mortgage Loans Payable: Mortgage loans payable are stated at fair value. Estimated market values of mortgage loans payable are based on the amount at which the liability could be settled (either transferred or paid back) in a current transaction exclusive of direct transaction costs. Different assumptions or changes in future market conditions could significantly affect estimated market value. At times, the Account may assume debt in connection with the purchase of real estate. For debt assumed, the Account allocates a portion of the purchase price to the below- or above-market debt and amortizes the premium or discount over the remaining life of the debt.

          Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effects of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in the net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

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

          Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned and includes accrual of discount and amortization of premium as applicable. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

          New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this guidance effective January 1, 2008. The Account is currently assessing the impact of Statement No. 157 but does not expect it to have a significant impact on the Account’s financial position or results of operations when implemented.

          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. The Statement is effective for fiscal years beginning after November 15, 2007. The Account is currently assessing the impact of Statement No. 159 but does not expect it to have a significant impact on the Account’s financial position and results of operations when implemented.

          In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. The Account is currently assessing the impact of SOP 07-1 on the Account’s financial position, results of operations, and additional disclosure requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2007 represented 83.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

•

General Real Estate Risk — The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand for certain types of properties;

•

Appraisal Risk — The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might differ substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;

•

Risk Relating to Property Sales — The risk that the Account might not be able to sell a property at a particular time for its full value, particularly in a poor market. This might make it difficult to raise cash quickly and also could lead to Account losses;

•	Risks of Borrowing — The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property or buys a property subject to a mortgage; and

•

Foreign Currency Risk — The risk that the value of the Account’s foreign investments, related debt or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

          As of June 30, 2007, 16.3% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities may include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

          The Account’s investments in marketable securities and mortgage loans receivable are subject to the following general risks:

•

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

•	Interest Rate Volatility — The risk that interest rate volatility may affect the Account’s current income from an investment.

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

ITEM 4. CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2007. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2007.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

Item 5. OTHER INFORMATION.

          The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Form 10-K and can also be found on the following two web sites, http://www.tiaa-cref.org/prospectuses/index.html and http://www.tiaa-cref.org/about/governance/corporate/topics/ annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

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

1— Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

2— Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

3— Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

4— Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

5— Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report of the Account filed on March 15, 2006 (File No. 033-92990).

6— Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2007 (File No. 333-132580).

7— Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006 (File No. 033-92990).

8— Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2007 (File No. 333-141513).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

DATE: August 14, 2007	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President and Chief Executive Officer

DATE: August 14, 2007	By:	/s/ Georganne C. Proctor

Georganne C. Proctor
Executive Vice President and
Chief Financial Officer