Form 10-Q
period 2007-09-30
TIAA REAL ESTATE ACCOUNT
filed 2007-11-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2007

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007	December 31, 2006

	(Unaudited)

ASSETS

Investments, at value:
Real estate properties (cost: $9,618,488,222 and $9,462,471,032)	$11,723,974,188	$10,743,487,689
Real estate joint ventures and limited partnerships (cost: $2,324,766,614 and $1,413,322,924)	3,079,833,009	1,948,028,002
Marketable securities:
Real estate-related (cost: $457,504,754 and $569,326,795)	524,999,429	704,922,323
Other (cost: $3,117,789,691 and $2,038,681,194)	3,117,461,977	2,038,938,210
Mortgage loans receivable (cost: $75,000,000 and $75,000,000)	74,643,787	74,660,626

Total investments (cost: $15,593,549,281 and $13,558,801,945)	18,520,912,390	15,510,036,850
Cash	436,813	3,585,145
Due from investment advisor	9,251,311	8,461,793
Other	241,391,685	237,877,545

TOTAL ASSETS	18,771,992,199	15,759,961,333

LIABILITIES
Mortgage loans payable—Note 4	1,408,679,606	1,437,149,148
(principal outstanding: $1,384,486,139 and $1,384,920,990)
Payable for securities transactions	191,039	1,219,323
Accrued real estate property level expenses	174,920,425	169,657,402
Security deposits held	25,165,323	19,242,948

TOTAL LIABILITIES	1,608,956,393	1,627,268,821

NET ASSETS
Accumulation Fund	16,681,325,303	13,722,700,176
Annuity Fund	481,710,503	409,992,336

TOTAL NET ASSETS	$17,163,035,806	$14,132,692,512

NUMBER OF ACCUMULATION UNITS OUTSTANDING — Notes 5 and 6	54,717,809	50,146,354

NET ASSET VALUE, PER ACCUMULATION UNIT — Note 5	$304.86	$273.65

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006

INVESTMENT INCOME
Real estate income, net:
Rental income	$247,366,919	$223,015,930	$744,643,397	$609,200,607

Real estate property level expenses and taxes:
Operating expenses	60,950,679	54,076,833	187,232,406	150,359,730
Real estate taxes	31,290,464	30,310,754	95,809,647	81,479,521
Interest expense	20,954,810	18,081,456	62,623,539	50,765,565

Total real estate property level expenses and taxes	113,195,953	102,469,043	345,665,592	282,604,816

Real estate income, net	134,170,966	120,546,887	398,977,805	326,595,791
Income from real estate joint ventures and limited partnerships	21,830,430	16,950,343	68,271,418	41,503,508
Interest	36,065,645	32,013,242	86,780,476	84,582,597
Dividends	3,836,415	3,282,089	8,836,127	10,505,607

TOTAL INCOME	195,903,456	172,792,561	562,865,826	463,187,503

Expenses—Note 2:
Investment advisory charges	14,004,626	7,687,795	39,230,289	20,238,400
Administrative and distribution charges	17,312,505	13,055,491	48,256,387	33,062,211
Mortality and expense risk charges	2,104,282	1,644,357	5,860,698	5,184,861
Liquidity guarantee charges	6,715,756	972,795	12,396,587	2,835,028

TOTAL EXPENSES	40,137,169	23,360,438	105,743,961	61,320,500

INVESTMENT INCOME, NET	155,766,287	149,432,123	457,121,865	401,867,003

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on:
Real estate properties	31,853,317	61,997,788	97,905,283	61,362,095
Real estate joint ventures and limited partnerships	69,966,945	—	69,355,543	—
Marketable securities	14,305,449	5,251,755	37,550,398	2,942,022

Total realized gain on investments	116,125,711	67,249,543	204,811,224	64,304,117

Net change in unrealized appreciation (depreciation) on:
Real estate properties	291,661,122	162,445,152	824,423,491	571,938,335
Real estate joint ventures and limited partnerships	39,937,870	34,216,780	246,541,696	204,041,590
Marketable securities	(11,707,811)	41,871,470	(68,938,470)	82,638,512
Mortgage loan receivable	(130,505)	—	(16,839)	—
Mortgage loans payable	7,029,926	(15,156,423)	28,461,171	9,080,182

Net change in unrealized appreciation on investments and mortgage loans payable	326,790,602	223,376,979	1,030,471,049	867,698,619

NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS AND
MORTGAGE LOANS PAYABLE	442,916,313	290,626,522	1,235,282,273	932,002,736

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$598,682,600	$440,058,645	$1,692,404,138	$1,333,869,739

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006

FROM OPERATIONS
Investment income, net	$155,766,287	$149,432,123	$457,121,865	$401,867,003
Net realized gain on investments	116,125,711	67,249,543	204,811,224	64,304,117
Net change in unrealized appreciation on investments and mortgage loans payable	326,790,602	223,376,979	1,030,471,049	867,698,619

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS	598,682,600	440,058,645	1,692,404,138	1,333,869,739

FROM PARTICIPANT TRANSACTIONS
Premiums	287,415,755	269,925,133	894,585,299	800,921,075
Net transfers from TIAA	29,116,737	66,861,292	138,916,762	166,953,939
Net transfers from CREF Accounts	162,520,848	461,228,155	806,742,549	1,071,658,469
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	8,829,810	16,003,362	(19,745,376)	9,978,296
Annuity and other periodic payments	(26,101,004)	(14,067,889)	(62,826,255)	(40,671,728)
Withdrawals and death benefits	(147,394,230)	(99,632,532)	(419,733,823)	(296,587,055)

NET INCREASE IN NET ASSETS
RESULTING FROM PARTICIPANT
TRANSACTIONS	314,387,916	700,317,521	1,337,939,156	1,712,252,996

NET INCREASE IN NET ASSETS	913,070,516	1,140,376,166	3,030,343,294	3,046,122,735
NET ASSETS
Beginning of period	16,249,965,290	12,454,457,671	14,132,692,512	10,548,711,102

End of period	$17,163,035,806	$13,594,833,837	$17,163,035,806	$13,594,833,837

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$598,682,600	$440,058,645	$1,692,404,138	$1,333,869,739
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	—	(316,699,126)	(402,344,789)	(1,255,685,781)
Amortization of discount on debt	133,747	91,956	396,915	330,917
Capital improvements on real estate properties	(27,594,153)	(35,953,796)	(88,682,937)	(88,747,063)
Proceeds from sale of real estate properties	146,045,000	234,440,000	432,870,000	234,440,000
Increase in other investments	(610,085,068)	(725,800,859)	(1,745,896,712)	(1,076,869,945)
Increase in mortgage loan receivable	—	—	—	(75,000,000)
Decrease (increase) in other assets	18,371,937	(35,460,999)	(4,303,658)	(59,030,183)
Increase (decrease) in accrued real estate property level expenses and taxes	(5,570,635)	(110,906,601)	5,263,023	49,059,092
Increase (decrease) in security deposits held	(160,642)	292,388	5,922,375	1,864,064
Increase (decrease) in other liabilities	191,039	2,140,731	(1,028,284)	5,711,877
Net realized gain on investments	(116,125,711)	(67,249,543)	(204,811,224)	(64,304,117)
Unrealized gain on investments and mortgage loans payable	(326,790,602)	(223,376,979)	(1,030,471,049)	(867,698,619)

NET CASH USED IN
OPERATING ACTIVITIES	(322,902,488)	(838,424,183)	(1,340,682,202)	(1,862,060,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan acquired	—	—	—	153,000,000
Principal payments on mortgage loans payable	(133,363)	(124,930)	(405,286)	(217,561)
Premiums	287,415,755	269,925,133	894,585,299	800,921,075
Net transfers from TIAA	29,116,737	66,861,292	138,916,762	166,953,939
Net transfers from CREF Accounts	162,520,848	461,228,155	806,742,549	1,071,658,469
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	8,829,810	16,003,362	(19,745,376)	9,978,296
Annuity and other periodic payments	(26,101,004)	(14,067,889)	(62,826,255)	(40,671,728)
Withdrawals and death benefits	(147,394,230)	(99,632,532)	(419,733,823)	(296,587,055)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	314,254,553	700,192,591	1,337,533,870	1,865,035,435

NET INCREASE IN CASH	(8,647,935)	(138,231,592)	(3,148,332)	2,975,416
CASH
Beginning of period	9,084,748	142,418,378	3,585,145	1,211,370

End of period	$436,813	$4,186,786	436,813	$4,186,786

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20,845,761	$16,502,547	62,196,334	$49,262,556

Debt assumed in acquisition of properties	$—	$141,250,559	$—	$253,950,559

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

Business

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

Basis of Presentation

The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

In the third quarter of 2007, the Account determined that its pro rata share of 2006 undistributed earnings from joint venture investments totaling approximately $23 million was reported as Income from real estate joint ventures and limited partnerships for the three and nine months ended September 30, 2006 when the Account should have reported this amount as unrealized appreciation on real estate joint ventures and limited partnerships. Accordingly, the Statement of Operations for the three and nine months ended September 30, 2006 has been adjusted to reflect a reclassification of these undistributed earnings to unrealized appreciation on real estate joint ventures and limited partnerships equal to this amount. There is no impact to the Account’s total assets, total net assets or net asset value per accumulation unit for the periods presented as a result of this reclassification.

Certain other prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not affect the total assets, total net assets or net increase in net assets previously reported.

Valuation of Real Estate Properties

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

Valuation of Real Estate Joint Ventures and Limited Partnerships

Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, and for the joint ventures, are adjusted to value their real estate holdings and mortgage notes payable at fair value. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, that occurs prior to the dissolution of the investee entity.

Valuation of Marketable Securities

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

Mortgage Loans Receivable

Mortgage loans receivable are initially valued at the face amount of the mortgage loan funding as representative of fair value. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

Mortgage Loans Payable

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

Foreign currency transactions and translation

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

Accumulation and Annuity Funds

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

Accounting for Investments

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

Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (“REIT”) (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account.

Income from real estate joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint venture. Income earned by the joint venture, but not yet distributed to the Account by the joint venture investment, is recorded as unrealized gains and losses on real estate joint ventures.

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

Federal Income Taxes

Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account.

(2) Management Agreements and Arrangements

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

Administrative and distribution services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the Financial Industry Regulatory Authority.

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year with the objective of keeping the payments as close as possible to the Account’s expenses actually incurred. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA would fund any such transfer and withdrawal requests by purchasing accumulation units in the Account. TIAA also receives a fee for assuming certain mortality and expense risks.

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in the Condensed Financial Information disclosed in Note 5.

(3) Investment in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At September 30, 2007, the Account held 13 joint venture investments with ownership interest percentages that ranged from 50% to 85%. The Account’s allocated portion of the mortgage notes payable was $1,982,683,169 and $472,167,225 at September 30, 2007 and December 31, 2006, respectively. The Account’s equity in the joint ventures at September 30, 2007 and December 31, 2006 was $2,750,873,546 and $1,668,744,951, respectively. A condensed summary of the financial position and results of operations of the joint ventures as a whole is shown below.

	September 30, 2007	December 31, 2006

	(Unaudited)
Assets
Real estate properties, at value	$6,831,485,494	$3,650,902,513
Other assets	230,568,474	101,949,855

Total assets	$7,062,053,968	$3,752,852,368

Liabilities and Equity
Mortgage loans payable, at value	$2,644,780,828	$875,560,195
Other liabilities	173,154,831	74,287,727

Total liabilities	2,817,935,659	949,847,922
Equity	4,244,118,309	2,803,004,446

Total liabilities and equity	$7,062,053,968	$3,752,852,368

	For the Nine Months Ended September 30, 2007	Year Ended December 31, 2006

	(Unaudited)
Operating Revenues and Expenses
Revenues	$396,567,491	$299,078,956
Expenses	227,472,971	157,686,944

Excess of revenues over expenses	$169,094,520	$141,392,012

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At September 30, 2007, the Account held five limited partnership investments with ownership interest percentages that ranged from 5.27% to 18.45%. The Account’s investment in limited partnerships was $328,959,463 and $279,283,051 at September 30, 2007 and December 31, 2006, respectively.

(4) Mortgage Loans Payable

At September 30, 2007, the Account had outstanding mortgage loans payable on the following properties:

Property	Interest Rate Percentage	Amount September 30, 2007	Due

		(Unaudited)
50 Fremont	6.40 paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio (a,b)	7.42 paid monthly	8,969,843	May 1, 2011
Fourth & Madison	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.5245 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf (a)	5.49 paid monthly	25,980,397	June 1, 2013
1 & 7 Westferry Circus	5.4003 paid quarterly (c)	232,585,340	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza (b)	5.28 paid monthly	112,700,000	April 11, 2014
1401 H Street (b)	5.97 paid monthly	115,000,000	December 7, 2014
South Frisco Village (b)	5.85 paid monthly	26,250,559	June 1, 2013
Publix at Weston Commons (b)	5.08 paid monthly	35,000,000	January 1, 2036

Total principal outstanding		$1,384,486,139
Unamortized discount		(4,880,499)

Amortized cost		1,379,605,640
Fair value adjustment		29,073,966

Total mortgage loans payable		$1,408,679,606

(a)	The mortgage is adjusted monthly for principal payments.

(b)	The mortgage was acquired at a discount and is amortized monthly.

(c)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars at the exchange rate on the funding date. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed.

(5) Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Nine Months Ended September 30, 2007(1)

		Years Ended December 31,

		2006	2005	2004	2003

	(Unaudited)
Per Accumulation Unit data:
Rental income	$13.501	$16.717	$15.604	$13.422	$15.584
Real estate property level expenses and taxes	6.267	7.807	7.026	5.331	5.890

Real estate income, net	7.234	8.910	8.578	8.091	9.694
Other income	2.971	4.409	3.602	3.341	2.218

Total income	10.205	13.319	12.180	11.432	11.912
Expense charges(2)	1.917	1.671	1.415	1.241	1.365

Investment income, net	8.288	11.648	10.765	10.191	10.547
Net realized and unrealized gain on investments and mortgage loans payable	22.920	22.052	18.744	13.314	2.492

Net increase in Accumulation Unit Value	31.208	33.700	29.509	23.505	13.039
Accumulation Unit Value:
Beginning of period	273.653	239.953	210.444	186.939	173.900

End of period	$304.861	$273.653	$239.953	$210.444	$186.939

Total return	11.40%	14.04%	14.02%	12.57%	7.50%
Ratios to Average Net Assets:
Expenses(2)	0.68%	0.67%	0.63%	0.63%	0.76%
Investment income, net	2.94%	4.68%	4.82%	5.17%	5.87%

Portfolio turnover rate:
Real estate properties	4.70%	3.62%	6.72%	2.32%	5.12%
Marketable securities	9.30%	51.05%	77.63%	143.47%	71.83%
Accumulation Units outstanding at end of period (in thousands)	54,718	50,146	42,623	33,338	24,724

Net assets end of period (in thousands)	$17,163,036	$14,132,693	$10,548,711	$7,245,550	$4,793,422

(1)	Per share amounts and percentages for the interim period have not been annualized.

(2)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets exclude real estate property level expenses. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2007 would be $8.184 ($9.478, $8.441, $6.572, and $7.255 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively), and the Ratio of Expenses to Average Net Assets for the nine months ended September 30, 2007 would be 2.90% (3.81%, 3.78%, 3.33%, and 4.04% for the years ended December 31, 2006, 2005, 2004, and 2003, respectively).

(6) Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006

	(Unaudited)
Credited for premiums	2,885,849	4,056,196
Net units credited for transfers, net disbursements and amounts applied to the Annuity Fund	1,685,606	3,466,667
Accumulation units outstanding:
Beginning of period	50,146,354	42,623,491

End of period	54,717,809	50,146,354

(7) Commitments

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of September 30, 2007, the Account has an outstanding commitment to purchase one office building in California for approximately $127.5 million.

In addition, the Account had outstanding commitments to purchase interests in five limited partnerships and to purchase shares in a private real estate equity investment trust. As of September 30, 2007, $37.6 million remains to be funded under these commitments.

The Account is party to various other claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on our business, financial position, or results of operations.

(8) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this Statement effective January 1, 2008. The Account has assessed the impact of Statement No. 157 and does not expect it to significantly change the Account’s financial position or results of operations when implemented.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. The Statement is effective for fiscal years beginning after November 15, 2007. The Account plans to adopt Statement No. 159, starting in fiscal year 2008. The Account has assessed the impact of Statement No. 159 and does not expect it to significantly change the Account’s financial position or results of operations.

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of

the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. Management of the Account has performed an analysis of the requirements of the SOP and anticipates that the Account would be classified as an investment company upon the effective date of the SOP.

(9) Subsequent Events

In October 2007, the FASB deliberated a partial deferral of the effective date for Statement No. 157 as well as an indefinite deferral of SOP 07-1. The FASB intends to issue guidance on which entities may receive the deferral. Management will monitor the FASB developments in regard to such potential deferrals or partial deferrals of the new accounting standards.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

REAL ESTATE PROPERTIES—63.30% and 69.27%

	Value

Location / Description	2007		2006

	(Unaudited)
Alabama:
Inverness Center—Office building	$123,507,285		$112,256,914
Arizona:
Camelback Center—Office building	76,545,000		—
Kierland Apartment Portfolio—Apartments	206,248,188		206,100,000
Mountain RA Industrial Portfolio—Industrial building	—		6,605,429
Phoenix Apartment Portfolio—Apartments	182,695,052		182,900,000
California:
3 Hutton Centre Drive—Office building	64,200,000		59,011,323
9 Hutton Centre—Office building	37,550,778		29,000,000
50 Fremont—Office building	470,089,550	(1)	421,000,000	(1)
88 Kearny Street—Office building	107,085,197		90,310,024
980 9th Street and 1010 8th Street—Office building	175,975,014		168,000,000
Rancho Cucamonga Industrial Portfolio—Industrial building	121,521,470		109,000,000
Capitol Place—Office building	52,700,000		50,331,828
Centerside I—Office building	68,000,000		67,000,000
Centre Pointe and Valley View—Industrial building	34,122,731		32,385,980
Eastgate Distribution Center—Industrial building	—		25,558,962
Embarcadero Center West—Office building	246,639,084		231,000,000
Larkspur Courts—Apartments	104,000,000		93,043,346
Northern CA RA Industrial Portfolio—Industrial building	68,084,656		71,317,741
Ontario Industrial Portfolio—Industrial building	326,823,623	(1)	298,045,226	(1)
Regents Court—Apartments	69,000,000		67,800,000
Southern CA RA Industrial Portfolio—Industrial building	110,045,553		97,558,473
The Legacy at Westwood—Apartments	127,006,411		110,231,593
Wellpoint—Office building	50,000,000		49,000,000
Westcreek—Apartments	38,117,099		35,300,000
West Lake North Business Park—Office building	68,500,000		61,000,000
Westwood Marketplace—Shopping center	95,706,625		91,467,954
Wilshire Rodeo Plaza—Office building	212,305,544	(1)	204,084,734	(1)
Colorado:
Palomino Park—Apartments	194,000,000		184,000,000
The Lodge at Willow Creek—Apartments	43,500,000		39,501,399
The Market at Southpark—Shopping center	35,800,000		35,800,000
Connecticut:
Ten & Twenty Westport Road—Office building	183,000,000		175,000,000
Delaware:
Mideast RA Industrial Portfolio—Industrial building	—		16,014,758
Florida:
701 Brickell—Office building	252,721,130		231,239,379
4200 West Cypress Street—Office building	47,998,143		43,100,425
Plantation Grove—Shopping center	16,000,000		15,010,406
Pointe on Tampa Bay—Office building	59,813,925		50,573,824
Publix at Weston Commons—Shopping center	54,800,000	(1)	54,411,436	(1)
Quiet Waters at Coquina Lakes—Apartments	26,000,000		24,006,100
Royal St. George—Apartments	28,100,000		25,000,000
Sawgrass Office Portfolio—Office building	—		72,000,000
South Florida Apartment Portfolio—Apartments	70,349,517		65,099,785

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

	(Unaudited)
Florida: (continued)
Suncrest Village—Shopping center	$19,500,000		$17,009,378
The Fairways of Carolina—Apartments	28,300,000		25,309,965
The Greens at Metrowest—Apartments	—		21,011,825
The North 40 Office Complex—Office building	68,001,736		63,500,000
Urban Centre—Office building	135,900,000		121,000,000
France:
Printemps De L’Homme—Shopping center	274,589,661		—
Georgia:
1050 Lenox Park—Apartments	79,476,829		79,470,836
Atlanta Industrial Portfolio—Industrial building	54,999,998		77,863,416
Glenridge Walk—Apartments	48,700,000		48,710,574
Reserve at Sugarloaf—Apartments	51,826,782	(1)	49,500,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial building	76,300,000		76,117,193
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	76,527,488		74,999,590
Chicago Industrial Portfolio—Industrial building	85,605,809		89,104,640
East North Central RA Industrial Portfolio—Industrial building	38,013,466		37,503,284
Oak Brook Regency Towers—Office building	86,700,000		83,200,000
Parkview Plaza—Office building	65,722,144		59,400,000
Kentucky:
IDI Kentucky Portfolio—Industrial building	—		66,552,034
Maryland:
Broadlands Business Park—Industrial building	35,500,000		35,002,731
FEDEX Distribution Facility—Industrial building	9,900,000		8,500,000
GE Appliance East Coast Distribution Facility—Industrial building	48,000,000		48,000,000
Massachusetts:
99 High Street—Office building	345,598,372	(1)	291,806,564	(1)
Batterymarch Park II—Office building	—		13,234,314
Needham Corporate Center—Office building	33,200,702		22,712,550
Northeast RA Industrial Portfolio—Industrial building	32,700,000		30,900,000
The Newbry—Office building	387,506,935		370,745,525
Minnesota:
Champlin Marketplace—Shopping center	18,325,000		—
Nevada:
UPS Distribution Facility—Industrial building	15,700,000		15,000,000
New Jersey:
10 Waterview Boulevard—Office building	38,000,000		32,100,000
Konica Photo Imaging Headquarters—Industrial building	23,500,000		23,100,000
Marketfair—Shopping center	95,547,662		94,058,427
Morris Corporate Center III—Office building	117,900,000		114,857,104
NJ Caleast Industrial Portfolio—Industrial building	44,488,574		41,920,988
Plainsboro Plaza—Shopping center	51,000,000		50,900,000
South River Road Industrial—Industrial building	54,800,000		60,600,000
New York:
780 Third Avenue—Office building	375,000,000		298,000,000
The Colorado—Apartments	113,004,236		100,000,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

	(Unaudited)
Ohio:
Columbus Portfolio—Office building	$26,283,261		$24,600,000
Pennsylvania:
Lincoln Woods—Apartments	37,820,326		37,781,555
Tennessee:
Airways Distribution Center—Industrial building	24,300,000		24,857,278
Memphis Caleast Industrial Portfolio—Industrial building	—		52,500,000
Summit Distribution Center—Industrial building	27,500,000		26,300,000
Texas:
Butterfield Industrial Park—Industrial building	—		5,100,000	(2)
Dallas Industrial Portfolio—Industrial building	154,057,619		153,210,519
Four Oaks Place—Office building	362,459,321		306,200,984
Houston Apartment Portfolio—Apartments	314,816,083		306,042,523
Lincoln Centre—Office building	296,000,000	(1)	270,000,000	(1)
Park Place on Turtle Creek—Office building	49,425,803		44,573,669
Pinnacle Industrial /DFW Trade Center—Industrial building	46,700,000		45,874,807
Preston Sherry Plaza—Office building	45,500,000		—
South Frisco Village—Shopping center	48,300,000	(1)	47,014,065	(1)
The Caruth—Apartments	65,006,028		60,007,237
The Legends at Chase Oaks—Apartments	—		29,025,236
The Maroneal—Apartments	41,524,065		39,113,694
United Kingdom:
1 & 7 Westferry Circus—Office building	462,731,087	(1)	428,574,628	(1)
Utah:
Landmark at Salt Lake City (Building #4)—Industrial building	—		16,509,871
Virginia:
8270 Greensboro Drive—Office building	63,900,000		62,000,000
Ashford Meadows—Apartments	94,054,763		89,091,341
Monument Place—Office building	61,500,000		58,600,000
One Virginia Square—Office building	62,000,000		53,000,000
The Ellipse at Ballston—Office building	92,500,001		85,439,350
Washington:
Creeksides at Centerpoint—Office building	42,000,000		40,508,139
Fourth & Madison—Office building	478,000,000	(1)	398,990,017	(1)
Millennium Corporate Park—Office building	152,003,513		139,107,181
Northwest RA Industrial Portfolio—Industrial building	23,030,704		20,684,499
Rainier Corporate Park—Industrial building	80,000,000		69,362,219
Regal Logistics Campus—Industrial building	71,000,000		66,000,000
Washington DC:
1001 Pennsylvania Avenue—Office building	625,000,000	(1)	552,502,209	(1)
1401 H Street, NW—Office building	222,798,007	(1)	207,806,286	(1)
1900 K Street—Office building	280,376,638		255,002,226
Mazza Gallerie—Shopping center	95,000,000		86,350,179

TOTAL REAL ESTATE PROPERTIES
(Cost $9,618,488,222 and $9,462,471,032)	11,723,974,188		10,743,487,689

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

OTHER REAL ESTATE-RELATED INVESTMENTS—16.63% and 12.56%

	Value

Location / Description	2007		2006

	(Unaudited)
REAL ESTATE JOINT VENTURES—14.85% and 10.76%
CA—Colorado Center LP Yahoo Center (50% Account Interest)	$281,411,880	(3)	$187,766,625	(3)
CA—Treat Towers LP Treat Towers (75% Account Interest)	115,704,875		94,023,131
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	114,202,908		107,256,320
Florida Mall Associates, Ltd. The Florida Mall (50% Account Interest)	291,414,665	(3)	237,919,775	(3)
IL—161 Clark Street LLC 161 North Clark Street (75% Account Interest)	1,208,620	(4)	189,183,793
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	227,852,094		177,900,327
DDR TC LLC DDR Joint Venture—Various (85% Account Interest)	999,507,994	(3,5)	—
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	78,490,116	(3,5)	74,864,074	(3,5)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	75,482,641	(3,5)	70,348,753	(3,5)
Teachers REA IV, LLC Tyson’s Executive Plaza II (50% Account Interest)	44,637,208		40,570,382
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	267,562,856		265,396,677
West Dade Associates Miami International Mall (50% Account Interest)	109,790,955	(3)	97,300,131	(3)
West Town Mall, LLC West Town Mall (50% Account Interest)	143,606,734	(3)	126,214,963	(3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,066,199,421 and $1,168,027,179)	2,750,873,546		1,668,744,951

LIMITED PARTNERSHIPS—1.78% and 1.80%
Cobalt Industrial REIT (10.998% Account Interest)	30,727,467		26,506,381
Colony Realty Partners LP (5.27% Account Interest)	32,297,479		26,382,659
Heitman Value Partners Fund (8.43% Account Interest)	27,327,171		24,578,388
Lion Gables Apartment Fund (18.45% Account Interest)	202,163,542		179,013,211
MONY/Transwestern Mezzanine Fund RP (19.75% Account Interest)	—		454,319
MONY/Transwestern Mezz RP II (16.67% Account Interest)	36,443,804		22,348,093

TOTAL LIMITED PARTNERSHIPS (Cost $258,567,193 and $245,295,745)	328,959,463		279,283,051

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,324,766,614 and $1,413,322,924)	3,079,833,009		1,948,028,002

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

MARKETABLE SECURITIES—19.67% and 17.69%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.83% and 4.54%
REAL ESTATE EQUITY SECURITIES—2.83% and 3.99%

Shares			Value

2007	2006	Issuer	2007	2006

			(Unaudited)
51,200	53,300	Acadia Realty Trust	$1,389,056	$1,333,566
—	68,700	Affordable Residential Communities LP	—	800,355
—	68,700	Affordable Residential Communities LP share rights (expired 1/23/07)	—	16,488
3,300	3,800	Alexander’s Inc	1,272,150	1,594,670
49,100	54,400	Alexandria Real Estate Equities Inc	4,726,366	5,461,760
164,585	166,985	AMB Property Corp	9,843,829	9,786,991
37,600	42,500	American Campus Communities Inc	1,101,304	1,209,975
234,500	244,900	American Financial Realty Trust	1,887,725	2,801,656
163,600	181,500	Apartment Investment & Management Co	7,383,268	10,167,630
370,700	408,900	Archstone-Smith Trust	22,293,898	23,802,069
200,000	118,500	Ashford Hospitality Trust Inc	2,010,000	1,475,325
27,500	33,300	Associated Estates Realty Corp	358,600	457,542
132,200	138,900	AvalonBay Communities Inc	15,607,532	18,063,945
111,700	122,400	BioMed Realty Trust Inc	2,691,970	3,500,640
198,600	217,200	Boston Properties Inc	20,634,540	24,300,336
148,100	171,500	Brandywine Realty Trust	3,748,411	5,702,375
86,500	94,200	BRE Properties Inc	4,837,945	6,124,884
341,650	220,300	Brookfield Properties Corp	8,507,085	8,664,399
93,500	105,200	Camden Property Trust	6,007,375	7,769,020
110,900	121,500	CBL & Associates Properties Inc	3,887,045	5,267,025
74,900	74,900	Cedar Shopping Centers Inc	1,020,138	1,191,659
75,400	87,600	Colonial Properties Trust	2,586,220	4,106,688
79,500	80,600	Corporate Office Properties Trust	3,309,585	4,067,882
71,100	75,500	Cousins Properties Inc	2,087,496	2,662,885
—	179,000	Crescent Real Estate Equities Company	—	3,535,250
286,500	—	DCT Industrial Trust Inc	2,999,655	—
208,100	204,000	Developers Diversified Realty Corp	11,626,547	12,841,800
157,000	125,500	DiamondRock Hospitality Co	2,733,370	2,260,255
92,400	84,100	Digital Realty Trust Inc	3,639,636	2,878,743
167,000	123,500	Douglas Emmett Inc	4,129,910	3,283,865
227,500	252,100	Duke Realty Corp	7,691,775	10,310,890
42,900	42,900	EastGroup Properties Inc	1,941,654	2,297,724
49,900	49,900	Education Realty Trust Inc	673,650	737,023
89,800	103,400	Equity Inns Inc	2,027,684	1,650,264
38,800	38,800	Equity Lifestyle Properties Inc	2,009,840	2,111,884
—	654,500	Equity Office Properties Trust	—	31,527,265
60,800	69,900	Equity One Inc	1,653,760	1,863,534
464,900	544,300	Equity Residential	19,693,164	27,623,225
42,600	43,600	Essex Property Trust Inc	5,008,482	5,635,300
117,100	120,200	Extra Space Storage Inc	1,802,169	2,194,852
93,700	103,200	Federal Realty Investment Trust	8,301,820	8,772,000
101,300	115,300	FelCor Lodging Trust Inc	2,018,909	2,518,152
74,700	84,300	First Industrial Realty Trust Inc	2,903,589	3,952,827
41,600	41,600	First Potomac Realty Trust	906,880	1,210,976

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Shares			Value

2007	2006	Issuer	2007	2006

			(Unaudited)
384,500	423,600	General Growth Properties Inc	$20,616,890	$22,124,628
66,900	69,600	Glimcher Realty Trust	1,572,150	1,859,016
73,800	73,800	GMH Communities Trust	571,950	749,070
342,000	—	HCP Inc	11,344,140	—
133,400	—	Health Care REIT Inc	5,901,616	—
78,000	—	Healthcare Realty Trust Inc	2,079,480	—
70,900	59,500	Hersha Hospitality Trust	701,910	674,730
—	107,500	Highland Hospitality Corp	—	1,531,875
96,300	101,700	Highwoods Properties Inc	3,531,321	4,145,292
85,325	—	Hilltop Holdings Inc	1,001,716	—
56,700	64,000	Home Properties Inc	2,958,606	3,793,280
155,800	147,900	Hospitality Properties Trust	6,333,270	7,029,687
869,070	973,570	Host Hotels & Resorts Inc	19,501,931	23,901,143
356,300	396,700	HRPT Properties Trust	3,523,807	4,899,245
95,300	116,700	Inland Real Estate Corp	1,476,197	2,184,624
—	84,800	Innkeepers USA Trust	—	1,314,400
55,100	59,400	Kilroy Realty Corp	3,340,713	4,633,200
365,921	409,521	Kimco Realty Corp	16,543,288	18,407,969
52,200	55,300	Kite Realty Group Trust	981,360	1,029,686
68,200	75,000	LaSalle Hotel Properties	2,869,856	3,438,750
151,900	167,000	Liberty Property Trust	6,107,899	8,206,380
119,000	135,900	Macerich Co./The	10,422,020	11,764,863
111,900	118,700	Mack-Cali Realty Corp	4,599,090	6,053,700
59,900	81,000	Maguire Properties Inc	1,547,217	3,240,000
44,000	44,000	Mid-America Apartment Communities	2,193,400	2,518,560
—	100,200	Mills Corp./The	—	2,004,000
150,200	—	Nationwide Health Properties Inc	4,525,526	—
—	198,000	New Plan Excel Realty Trust	—	5,441,040
28,300	25,100	Parkway Properties Inc./Md	1,249,162	1,280,351
65,900	69,500	Pennsylvania Real Estate Investment Trust	2,566,146	2,736,910
73,700	79,300	Post Properties Inc	2,852,190	3,624,010
427,900	462,500	Prologis	28,391,165	28,106,125
29,400	30,200	PS Business Parks Inc	1,671,390	2,135,442
214,614	241,114	Public Storage Inc	16,879,391	23,508,615
31,500	28,500	Ramco-Gershenson Properties	984,060	1,086,990
—	157,000	Reckson Associates Realty Corp	—	7,159,200
115,100	129,300	Regency Centers Corp	8,833,925	10,107,381
20,600	20,600	Saul Centers Inc	1,060,900	1,136,914
137,200	—	Senior Housing Properties Trust	3,026,632	—
373,221	412,821	Simon Property Group Inc	37,322,100	41,814,639
98,507	86,300	SL Green Realty Corp	11,502,662	11,458,914
36,500	33,500	Sovran Self Storage Inc	1,673,160	1,918,880
124,300	134,700	Strategic Hotels & Resorts Inc	2,559,337	2,935,113
30,900	30,900	Sun Communities Inc	929,472	999,924
98,200	109,400	Sunstone Hotel Investors Inc	2,517,848	2,924,262
56,300	58,300	Tanger Factory Outlet Centers	2,285,217	2,278,364
88,800	98,400	Taubman Centers Inc	4,861,800	5,004,624
229,400	—	UDR, Inc	5,579,008	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Shares			Value

2007	2006	Issuer	2007	2006

			(Unaudited)
—	250,400	United Dominion Realty Trust Inc	$—	$7,960,216
17,000	—	Universal Health Realty Income Trust	604,010	—
84,300	95,400	U-Store-It Trust	1,112,760	1,960,470
221,800	—	Ventas Inc	9,182,520	—
237,100	245,800	Vornado Realty Trust	25,926,885	29,864,700
81,800	85,500	Washington Real Estate Investment	2,714,124	3,420,000
133,000	148,500	Weingarten Realty Investors	5,514,180	6,847,335
—	44,700	Winston Hotels Inc	—	592,275

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $457,504,754 and $484,071,757)			524,999,429	619,342,386

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.00% and 0.55%

Principal			Value

2007	2006	Issuer, Interest Rate, and Maturity Date	2007	2006

			(Unaudited)
$—	$10,000,000	Commercial Mortgage Pass 5.450% 12/15/2020	$—	$10,000,000
—	3,389,773	Credit Suisse Mortgage Company 5.470% 4/15/2021	—	3,390,255
—	10,000,000	GS Mortgage Securities Co 5.682% 5/3/2018	—	10,186,930
—	8,780,566	GS Mortgage Securities Co 5.420% 6/6/2020	—	8,782,059
—	9,996,970	JP Morgan Chase Commercial 5.440% 11/15/2018	—	9,996,970
—	9,298,609	Lehman Brothers Floating 5.430% 9/15/2021	—	9,298,971
—	9,143,864	Morgan Stanley Capital 5.440% 7/15/2019	—	9,144,605
—	10,000,000	Morgan Stanley Dean Witter 5.712% 2/3/2016	—	10,137,150
—	14,642,368	Wachovia Bank Commercial 5.440% 9/15/2021	—	14,642,997

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES (Cost $0 and $85,255,038)			—	85,579,937

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $457,504,754 and $569,326,795)			524,999,429	704,922,323

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

OTHER MARKETABLE SECURITIES—16.84% and 13.15%
CERTIFICATES OF DEPOSIT—2.20% and 0.86%

Principal			Value

2007	2006	Issuer, Interest Rate, and Maturity Date	2007	2006

			(Unaudited)
$20,000,000	$—	Abbey National North America LLC 5.000% 12/27/2007	$19,990,866	$—
20,000,000	—	American Express Bank, FSB 4.990% 10/19/2007	19,998,538	—
32,000,000	—	American Express Bank, FSB 5.060% 11/1/2007	31,997,526	—
10,000,000	—	American Express Bank, FSB 5.710% 10/19/2007	10,003,404	—
—	10,000,000	American Express Bank, FSB 5.565% 1/8/2007	—	10,000,235
—	1,500,000	American Express Bank, FSB 5.290% 1/12/2007	—	1,499,996
—	24,000,000	American Express Bank, FSB 5.280% 1/18/2007	—	23,999,578
15,000,000	—	American Express Centurion Bank 5.050% 11/8/2007	14,998,422	—
—	25,000,000	American Express Centurion Bank 5.290% 1/3/2007	—	24,999,988
—	19,165,000	American Express Centurion Bank 5.290% 1/8/2007	—	19,164,962
—	20,000,000	American Express Centurion Bank 5.290% 1/9/2007	—	19,999,954
5,000,000	—	Banco Bilbao Vizcaya Argentaria SA 5.580% 11/8/2007	5,002,303	—
50,000,000	—	Bank of Montreal 5.480% 11/29/2007	50,026,025	—
10,000,000	—	Bank of Montreal 5.650% 12/11/2007	10,009,294	—
10,000,000	—	Bank of Nova Scotia 4.950% 12/20/2007	9,994,630	—
10,000,000	—	Canadian Imperial Bank of Commerce 5.440% 10/29/2007	10,002,498	—
50,000,000	—	Deutsche Bank 5.400% 11/28/2007	50,018,985	—
—	3,000,000	Deutsche Bank 5.290% 1/9/2007	—	2,999,962
—	30,000,000	Deutsche Bank 5.300% 1/22/2007	—	29,999,154
10,000,000	—	PNC Bank NA 5.330% 10/17/2007	10,000,755	—
35,000,000	—	Royal Bank of Canada 5.310% 10/25/2007	35,003,150	—
30,000,000	—	Societe Generale 5.310% 10/22/2007	30,002,295	—
20,000,000	—	SunTrust Banks, Inc. 5.119% 1/28/2008	19,994,080	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate, and Maturity Date	2007	2006

			(Unaudited)
$40,000,000	$—	Toronto Dominion Bank 5.300% 1/22/2008	$40,010,436	$—
20,000,000	—	Toronto Dominion Bank 5.520% 11/6/2007	20,007,494	—
20,000,000	—	Wachovia Bank NA 5.350% 10/16/2007	20,002,068	—

TOTAL CERTIFICATES OF DEPOSIT (Cost $407,005,025 and $132,665,429)			407,062,769	132,663,829

COMMERCIAL PAPER—10.32% and 9.81%

		Issuer, Yield(6), and Maturity Date

6,210,000	—	Abbey National North America LLC 5.220% 10/4/2007	6,204,835	—
20,000,000	—	Abbey National North America LLC 5.290% 11/5/2007	19,894,190	—
20,000,000	—	Abbey National North America LLC 5.000% 12/20/2007	19,766,492	—
—	25,000,000	Abbey National North America LLC 5.260% 1/17/2007	—	24,945,207
5,000,000	—	Abbott Laboratories 5.230% 10/2/2007	4,997,227	—
21,900,000	—	American Express Credit Corp. 5.220% 10/10/2007	21,863,353	—
13,000,000	—	American Honda Finance Corp. 5.240% 10/11/2007	12,976,434	—
9,430,000	—	American Honda Finance Corp. 5.230% 10/23/2007	9,397,335	—
20,000,000	—	American Honda Finance Corp. 4.750% 11/27/2007	19,832,000	—
—	50,000,000	American Honda Finance Corp. 5.210-5.240% 1/22/2007	—	49,853,055
—	17,475,000	American Honda Finance Corp. 5.240% 2/9/2007	—	17,377,605
25,000,000	—	Anheuser-Busch Co. 4.730% 10/1/2007	24,989,540	—
—	10,000,000	Anheuser-Busch Co. 5.250% 1/19/2007	—	9,975,019
3,470,000	—	Bank of America Corp 5.450% 11/16/2007	3,446,092	—
3,600,000	—	Bank of America Corp 5.410% 12/3/2007	3,566,643	—
15,000,000	—	Barclay’s U.S. Funding Corp. 5.205% 10/31/2007	14,931,360	—
50,000,000	—	Barclay’s U.S. Funding Corp. 5.450% 11/9/2007	49,706,700	—
—	25,000,000	Barclay’s U.S. Funding Corp. 5.240% 1/26/2007	—	24,912,383

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$15,000,000	$—	Beta Finance Inc. 5.225% 11/26/2007	$14,869,953	$—
29,800,000	—	BMW US Capital Corp. 5.220% 10/4/2007	29,775,066	—
18,350,000	—	BMW US Capital Corp. 4.730% 11/13/2007	18,231,169	—
—	20,000,000	BMW US Capital Corp. 5.210% 2/7/2007	—	19,894,400
—	23,050,000	BMW US Capital Corp. 5.240% 2/9/2007	—	22,921,533
25,000,000	—	Canadian Imperial Holdings, Inc. 5.550% 12/4/2007	24,764,755	—
7,955,000	—	CC (USA), Inc. 5.250% 10/23/2007	7,925,633	—
10,675,000	—	Ciesco LP 6.000% 10/10/2007	10,655,820	—
6,880,000	—	Ciesco LP 5.300% 10/17/2007	6,860,598	—
7,600,000	—	Ciesco LP 5.080% 11/8/2007	7,554,168	—
28,115,000	—	Ciesco LP 5.100% 12/6/2007	27,830,260	—
17,940,000	—	Ciesco LP 5.050% 12/7/2007	17,755,711	—
—	25,000,000	Ciesco LP 5.250% 1/9/2007	—	24,973,942
—	14,000,000	Ciesco LP 5.260% 1/25/2007	—	13,952,299
40,000,000	—	Citigroup Funding Inc. 4.850% 1/23/2008	39,338,428	—
30,000,000	—	Citigroup Funding Inc. 5.240% 10/18/2007	29,917,533	—
10,000,000	—	Citigroup Funding Inc. 5.245% 10/23/2007	9,965,569	—
15,000,000	—	Citigroup Funding Inc. 5.220% 10/30/2007	14,933,493	—
—	50,000,000	Citigroup Funding Inc. 5.250% 1/11/2007	—	49,934,060
—	35,825,000	Citigroup Funding Inc. 5.260% 2/5/2007	—	35,647,365
25,000,000	—	Coca Cola Co. 5.180% 10/10/2007	24,958,165	—
15,000,000	—	Coca Cola Co. 5.220% 10/11/2007	14,972,808	—
8,165,000	—	Coca Cola Co. 5.180% 10/15/2007	8,145,709	—
29,100,000	—	Coca Cola Co. 5.210% 10/30/2007	28,970,199	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value
		Issuer, Yield(6), and Maturity Date
2007	2006		2007	2006

			(Unaudited)
$1,295,000	$—	Colgate-Palmolive Co 5.220% 10/16/2007	$1,291,785	$—
20,000,000	—	Colgate-Palmolive Co 5.210% 11/8/2007	19,885,564	—
35,000,000	—	Corporate Asset Funding Corp, Inc. 5.250% 11/2/2007	34,819,550	—
—	6,000,000	Corporate Asset Funding Corp, Inc. 5.260% 1/22/2007	—	5,982,193
—	8,760,000	Corporate Asset Funding Corp, Inc. 5.250% 1/29/2007	—	8,725,048
—	25,000,000	Corporate Asset Funding Corp, Inc. 5.250% 2/7/2007	—	24,867,250
—	54,000,000	Corporate Asset Funding Corp, Inc. 5.260% 2/8/2007	—	53,705,295
40,000,000	—	Danske Corp. 4.960% 10/17/2007	39,895,352	—
20,000,000	—	Danske Corp. 5.050% 12/19/2007	19,769,442	—
—	7,000,000	Dorada Finance Inc. 5.250% 1/9/2007	—	6,992,704
25,000,000	—	Edison Asset Securitization, LLC 5.235% 10/16/2007	24,932,937	—
—	24,000,000	Edison Asset Securitization, LLC 5.240% 1/19/2007	—	23,939,287
—	10,000,000	Edison Asset Securitization, LLC 5.240% 2/1/2007	—	9,955,666
—	32,900,000	Fairway Finance Company, LLC 5.260% 1/17/2007	—	32,826,521
10,700,000	—	General Electric Capital Corp. 5.230% 10/12/2007	10,679,236	—
41,900,000	—	General Electric Capital Corp. 5.220% 10/18/2007	41,784,821	—
—	23,760,000	General Electric Capital Corp. 5.250% 1/18/2007	—	23,704,454
—	13,155,000	General Electric Capital Corp. 5.240% 2/8/2007	—	13,084,017
—	30,000,000	General Electric Capital Corp. 5.240% 2/15/2007	—	29,807,499
8,480,000	—	General Electric Co 5.230% 11/5/2007	8,435,137	—
30,000,000	—	General Electric Co 5.230% 12/11/2007	29,689,014	—
25,000,000	—	Govco Incorporated 5.260% 10/1/2007	24,988,770	—
30,000,000	—	Govco Incorporated 5.260% 10/2/2007	29,982,033	—
38,760,000	—	Govco Incorporated 5.080% 11/26/2007	38,423,959	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$—	$25,700,000	Govco Incorporated 5.230% 3/8/2007	$—	$25,454,668
—	50,000,000	Govco Incorporated 5.330% 1/5/2007	—	49,977,665
20,000,000	—	Greenwich Capital Holding 5.415% 11/21/2007	19,849,340	—
—	33,000,000	Greyhawk Funding LLC 5.260% 2/6/2007	—	32,829,314
—	8,415,000	HBOS Treasury Srvcs PLC 5.250% 3/21/2007	—	8,319,680
25,000,000	—	HSBC Finance Corporation 4.780% 12/04/2007	24,764,755	—
—	40,000,000	HSBC Finance Corporation 5.250% 1/26/2007	—	39,859,012
40,000,000	—	IBM International Group 5.220% 10/31/2007	39,815,860	—
20,000,000	—	IBM (International Business Machine Corp.) 5.120% 12/26/2007	19,747,436	—
—	19,000,000	IBM (International Business Machine Corp.) 5.250% 1/10/2007	—	18,966,750
—	22,200,000	IBM Capital Inc. 5.220% 3/16/2007	—	21,963,166
20,000,000	—	ING (US) Finance 5.230% 10/24/2007	19,928,326	—
20,000,000	—	ING (US) Finance 5.380% 11/16/2007	19,863,016	—
—	25,000,000	ING (US) Finance 5.240% 3/27/2007	—	24,695,265
12,000,000	—	Johnson & Johnson 5.200% 10/12/2007	11,976,713	—
1,890,000	—	Johnson & Johnson 5.000% 11/19/2007	1,876,279	—
40,000,000	—	Johnson & Johnson 4.720% 11/20/2007	39,704,140	—
—	24,000,000	Johnson & Johnson 5.270% 1/2/2007	—	24,000,000
—	25,000,000	Johnson & Johnson 5.200% 1/18/2007	—	24,941,555
30,000,000	—	JP Morgan Chase & Co. 5.000% 12/13/2007	29,678,454	—
5,000,000	—	Kimberly-Clark Worldwide, Inc. 5.250% 10/12/2007	4,990,238	—
—	20,259,000	Kimberly-Clark Worldwide, Inc. 5.230% 1/29/2007	—	20,179,184
—	10,000,000	Links Finance L.L.C. 5.250% 1/16/2007	—	9,979,190
10,000,000	—	McGraw-Hill Cos Inc/The 5.210% 12/6/2007	9,902,039	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$—	$30,000,000	Morgan Stanley Dean Witter 5.240% 2/12/2007	$—	$29,819,598
20,000,000	—	Nestle Capital Corp 5.210% 3/5/2008	19,556,478	—
14,500,000	—	Nestle Capital Corp 5.090% 3/11/2008	14,166,710	—
22,315,000	—	Nestle Capital Corp 5.200% 10/9/2007	22,280,974	—
40,000,000	—	Nestle Capital Corp 4.710% 12/12/2007	39,579,580	—
26,500,000	—	Paccar Financial Corp 5.300% 11/13/2007	26,329,406	—
—	11,601,000	Pitney Bowes Inc. 5.300% 1/4/2007	—	11,597,578
27,000,000	—	Private Export Funding Corporation 5.220% 10/11/2007	26,951,054	—
15,000,000	—	Private Export Funding Corporation 5.220% 10/16/2007	14,962,537	—
5,000,000	—	Private Export Funding Corporation 5.225% 10/19/2007	4,985,504	—
2,160,000	—	Private Export Funding Corporation 5.220% 10/25/2007	2,151,905	—
19,525,000	—	Private Export Funding Corporation 5.210% 10/26/2007	19,449,054	—
5,000,000	—	Private Export Funding Corporation 5.070% 11/20/2007	4,962,796	—
—	20,500,000	Private Export Funding Corporation 5.220% 1/3/2007	—	20,496,976
—	1,845,000	Private Export Funding Corporation 5.260% 1/11/2007	—	1,842,553
—	23,000,000	Private Export Funding Corporation 5.220-5.230% 1/18/2007	—	22,945,922
—	6,000,000	Private Export Funding Corporation 5.220% 1/23/2007	—	5,981,485
—	15,000,000	Private Export Funding Corporation 5.230% 2/15/2007	—	14,903,199
—	14,120,000	Private Export Funding Corporation 5.230% 3/6/2007	—	13,989,828
2,000,000	—	Procter & Gamble Co 5.220% 10/29/2007	1,991,416	—
—	25,000,000	Procter & Gamble Co 5.230% 1/12/2007	—	24,963,380
20,000,000	—	Procter & Gamble International S.C. 5.250% 10/16/2007	19,950,350	—
4,000,000	—	Procter & Gamble International S.C. 5.230% 10/31/2007	3,981,696	—
2,345,000	—	Procter & Gamble International S.C. 4.990% 11/15/2007	2,329,260	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$20,000,000	$—	Procter & Gamble International S.C. 4.760% 12/17/2007	$19,775,244	$—
—	25,000,000	Procter & Gamble International S.C. 5.250% 2/1/2007	—	24,890,625
—	50,000,000	Procter & Gamble International S.C. 5.250% 2/14/2007	—	49,686,455
50,000,000	—	Rabobank USA Finance Corp 4.855% 10/17/2007	49,869,190	—
29,000,000	—	Ranger Funding Company LLC 5.250% 10/3/2007	28,978,288	—
17,035,000	—	Ranger Funding Company LLC 5.170% 11/21/2007	16,899,827	—
—	10,000,000	Ranger Funding Company LLC 5.260% 1/24/2007	—	9,967,385
—	20,000,000	Ranger Funding Company LLC 5.260% 1/25/2007	—	19,931,856
—	23,760,000	Ranger Funding Company LLC 5.300% 2/12/2007	—	23,616,311
13,195,000	—	Scaldis Capital LLC 5.215% 12/17/2007	13,039,973	—
—	10,000,000	Scaldis Capital LLC 5.250% 1/10/2007	—	9,988,068
—	25,000,000	Sheffield Receivables Corporation 5.240% 1/12/2007	—	24,962,735
—	35,750,000	Sheffield Receivables Corporation 5.260% 1/17/2007	—	35,670,156
9,350,000	—	Sigma Finance Inc. 5.240% 10/25/2007	9,312,742	—
9,065,000	—	Sigma Finance Inc. 5.230% 10/26/2007	9,027,547	—
10,615,000	—	Sigma Finance Inc. 5.210% 12/12/2007	10,498,235	—
25,800,000	—	Sigma Finance Inc. 5.220% 12/21/2007	25,482,505	—
20,000,000	—	Societe Generale North America, Inc. 5.250% 10/5/2007	19,980,594	—
16,000,000	—	Societe Generale North America, Inc. 5.240% 10/9/2007	15,975,603	—
3,165,000	—	Societe Generale North America, Inc. 5.245% 10/19/2007	3,155,879	—
—	7,850,000	Societe Generale North America, Inc. 5.250% 1/10/2007	—	7,836,262
—	25,000,000	Societe Generale North America, Inc. 5.250% 1/19/2007	—	24,937,902
—	20,000,000	SunTrust Banks, Inc. 5.245% 5/1/2007	—	20,001,700
18,505,000	—	Swedish Export Credit Corp. 4.820% 1/14/2008	18,222,652	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$12,000,000	$—	Swedish Export Credit Corp. 5.225% 10/11/2007	$11,978,376	$—
15,000,000	—	Swedish Export Credit Corp. 5.150% 11/6/2007	14,918,491	—
—	14,675,000	Swedish Export Credit Corp. 5.240% 1/10/2007	—	14,657,788
—	33,895,000	Swedish Export Credit Corp. 5.240-5.260% 1/16/2007	—	33,825,624
—	30,000,000	Swedish Export Credit Corp. 5.240% 2/13/2007	—	29,816,250
—	5,800,000	The Concentrate Manufacturing Company of Ireland 5.260% 1/9/2007	—	5,790,695
10,000,000	—	Toronto-Dominion Holdings 5.060% 1/31/2008	9,823,612	—
20,000,000	—	Toyota Motor Credit Corp. 5.220% 10/12/2007	19,961,188	—
20,000,000	—	Toyota Motor Credit Corp. 5.220% 10/15/2007	19,953,032	—
30,000,000	—	Toyota Motor Credit Corp. 5.230% 10/17/2007	29,921,515	—
20,000,000	—	Toyota Motor Credit Corp. 5.220% 11/1/2007	19,905,630	—
—	50,000,000	Toyota Motor Credit Corp. 5.230% 1/23/2007	—	49,846,580
—	30,000,000	Toyota Motor Credit Corp. 5.230% 1/25/2007	—	29,899,221
2,600,000	—	UBS Finance, (Delaware) Inc. 4.750% 10/1/2007	2,598,919	—
2,920,000	—	UBS Finance, (Delaware) Inc. 5.240% 10/10/2007	2,915,143	—
5,395,000	—	UBS Finance, (Delaware) Inc. 5.240% 10/15/2007	5,382,330	—
20,000,000	—	UBS Finance, (Delaware) Inc. 5.605% 11/5/2007	19,894,190	—
16,900,000	—	UBS Finance, (Delaware) Inc. 5.605% 11/14/2007	16,788,886	—
12,175,000	—	UBS Finance, (Delaware) Inc. 5.455% 12/12/2007	12,047,035	—
10,000,000	—	UBS Finance, (Delaware) Inc. 5.360% 12/17/2007	9,887,622	—
—	17,500,000	UBS Finance, (Delaware) Inc. 5.250% 2/20/2007	—	17,375,018
10,000,000	—	Unilever Capital Corp 5.270% 11/16/2007	9,931,100	—
27,000,000	—	Unilever Capital Corp 5.280% 11/30/2007	26,761,528	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6), and Maturity Date	2007	2006

			(Unaudited)
$—	$34,530,000	Variable Funding Capital Corporation 5.250% 2/2/2007	$—	$34,371,217
—	30,000,000	Variable Funding Capital Corporation 5.250% 2/5/2007	—	29,848,698
—	25,000,000	Variable Funding Capital Corporation 5.250% 2/6/2007	—	24,870,208
25,000,000	—	Wal-Mart Stores 5.210% 10/29/2007	24,892,705	—
10,000,000	—	Wal-Mart Stores 5.190% 10/30/2007	9,955,662	—
40,000,000	—	Wal-Mart Stores 4.920% 12/18/2007	39,544,688	—
25,000,000	—	Yorktown Capital, LLC 5.090% 12/19/2007	24,699,618	—
—	23,415,000	Yorktown Capital, LLC 5.260% 1/4/2007	—	23,408,027

TOTAL COMMERCIAL PAPER (Cost $1,912,099,603 and $1,520,729,804)			1,911,279,703	1,520,881,551

GOVERNMENT AGENCY BONDS—4.03% and 2.36%

		Issuer, Interest Rate, and Maturity Date

—	17,700,000	Federal Home Loan Banks 5.135% 1/5/2007	—	17,694,938
—	19,745,000	Federal Home Loan Banks 5.190% 1/12/2007	—	19,719,628
—	39,969,000	Federal Home Loan Banks 5.130% 1/19/2007	—	39,877,711
—	23,753,000	Federal Home Loan Banks 2.330% 2/28/2007	—	23,563,451
46,000,000	—	Federal Home Loan Banks 4.560% 10/26/2007	45,855,284	—
50,000,000	—	Federal Home Loan Banks 4.700% 11/07/2007	49,768,750	—
22,461,000	—	Federal Home Loan Banks 4.700% 11/20/2007	22,320,619	—
20,000,000	—	Federal Home Loan Banks 4.800% 11/23/2007	19,867,500	—
36,320,000	—	Federal Home Loan Banks 4.710% 12/10/2007	36,003,616	—
40,000,000	—	Federal Home Loan Banks 4.733% 12/14/2007	39,631,640	—
17,900,000	—	Federal Home Loan Banks 4.900% 12/20/2007	17,721,788	—
25,000,000	—	Federal Home Loan Banks 4.450% 1/2/2008	24,715,175	—
25,000,000	—	Federal Home Loan Banks 4.450% 1/3/2008	24,712,125	—
34,945,000	—	Federal Home Loan Banks 4.450% 1/7/2008	34,525,485	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate, and Maturity Date	2007	2006

			(Unaudited)
$21,450,000	$—	Federal Home Loan Banks 4.900% 1/11/2008	$21,181,982	$—
—	13,654,000	Federal Home Loan Mortgage Corporation 2.190% 1/2/2007	—	13,654,000
—	22,250,000	Federal Home Loan Mortgage Corporation 1.250% 1/16/2007	—	22,208,704
—	43,400,000	Federal Home Loan Mortgage Corporation 5.151% 1/24/2007	—	43,269,887
—	50,000,000	Federal Home Loan Mortgage Corporation 1.240% 1/30/2007	—	49,807,250
—	33,675,000	Federal Home Loan Mortgage Corporation 5.150% 1/31/2007	—	33,540,367
4,775,000	—	Federal Home Loan Mortgage Corporation 4.700% 10/19/2007	4,764,185	—
33,053,000	—	Federal Home Loan Mortgage Corporation 5.105% 11/15/2007	32,867,077	—
44,658,000	—	Federal Home Loan Mortgage Corporation 4.970% 11/19/2007	44,384,470	—
39,355,000	—	Federal Home Loan Mortgage Corporation 4.870% 12/03/2007	39,046,457	—
38,060,000	—	Federal Home Loan Mortgage Corporation 4.755% 12/07/2007	37,742,656	—
20,000,000	—	Federal Home Loan Mortgage Corporation 4.520% 12/24/2007	19,790,940	—
—	30,000,000	Federal National Mortgage Association 1.260% 2/6/2007	—	29,854,650
—	23,768,000	Federal National Mortgage Association 1.740% 1/8/2007	—	23,751,029
—	50,000,000	Federal National Mortgage Association 1.240% 3/21/2007	—	49,452,450
20,000,000	—	Federal National Mortgage Association 4.900% 10/24/2007	19,942,120	—
28,565,000	—	Federal National Mortgage Association 4.700% 11/02/2007	28,450,740	—
19,280,000	—	Federal National Mortgage Association 5.145% 11/07/2007	19,190,830	—
20,000,000	—	Federal National Mortgage Association 4.811% 11/14/2007	19,890,000	—
21,632,000	—	Federal National Mortgage Association 5.120% 11/20/2007	21,496,800	—
32,715,000	—	Federal National Mortgage Association 5.120% 11/27/2007	32,481,906	—
19,001,000	—	Federal National Mortgage Association 5.110% 11/28/2007	18,863,243	—
47,905,000	—	Federal National Mortgage Association 4.880% 12/05/2007	47,517,496	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate, and Maturity Date	2007	2006

			(Unaudited)
$23,645,000	$—	Federal National Mortgage Association 4.700% 12/28/2007	$23,386,063	$—

TOTAL GOVERNMENT AGENCY BONDS (Cost $745,684,498 and $366,282,560)			746,118,947	366,394,065

VARIABLE NOTES—0.29% and 0.12%
19,000,000	19,000,000	US Bank NA 5.735% 12/5/2007	19,000,456	18,998,765
34,000,000	—	Wells Fargo Bank 5.400% 10/23/2007	34,000,102	—

TOTAL VARIABLE NOTES (Cost $53,000,565 and $19,003,401)			53,000,558	18,998,765

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,117,789,691 and $2,038,681,194)			3,117,461,977	2,038,938,210

TOTAL MARKETABLE SECURITIES (Cost $3,575,294,445 and $2,608,007,989)			3,642,461,406	2,743,860,533

MORTGAGE LOAN RECEIVABLE—0.40% and 0.48%
75,000,000	75,000,000	Klingle Corporation 6.17% 07/10/11	74,643,787	74,660,626

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000,000 and $75,000,000)			74,643,787	74,660,626

TOTAL INVESTMENTS (Cost $15,593,549,281 and $13,558,801,945)			$18,520,912,390	$15,510,036,850

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 4.

(2)	Leasehold interest only.

(3)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(4)	The market value reflects the final settlement due the Account. The investment was sold on 8/24/07.

(5)	Located throughout the U.S.

(6)	Yield represents the annualized yield at the date of purchase.

See notes to the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) entitled “Item 1A. Risk Factors”. The past performance of the Account is not indicative of future results.

Forward-Looking Statements

          Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. Forward-looking statements involve risks and uncertainties, some of which are referenced in the section of the Form 10-K entitled “Item 1A. Risk Factors” and in this report below and also in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

3rd Quarter Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in high quality, core, commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in single family residential real estate or residential mortgage-backed securities. Performance of commercial real estate during the third quarter of 2007 was supported by stable real estate market fundamentals and an expanding U.S. economy, but liquidity in the commercial real estate credit market was negatively impacted due to the credit problems created by subprime investments. The direct and indirect effects of the subprime mortgage problems on the broader investment market, including commercial real estate, materialized late in the third quarter 2007 in the form of a credit crunch. As discussed in detail below, the effects on commercial real estate have been modest and largely indirect. Problems in the subprime sector occurred as the residential housing market worsened further and led to rising residential mortgage delinquencies, particularly among homeowners who had purchased homes using subprime and adjustable mortgages. The values of bonds backed by subprime mortgages subsequently lost considerable value and led to large losses for banks, investment banks, and other investors, including those overseas. These losses have proven far greater and more widespread than initially expected. The Federal Reserve responded by lowering the “discount rate”—the rate charged to banks borrowing funds from the Federal Reserve—in order to ensure that banks had sufficient liquidity to weather the market dislocation. It also lowered the federal funds rate—the rate that the nation’s banks use to establish rates charged for mortgages and various installment loans—which was the first cut in interest rates since the middle of 2003. While it often requires several months, or even quarters, for the beneficial effects of interest rate reductions to become evident, Federal Reserve Board Chairman Ben S. Bernanke noted in his October 15, 2007 speech at The Economic Club of New York, “…the September policy action has served to reduce some of the pressure in financial markets…and the improved functioning of financial markets is a positive development that increases the likelihood of achieving moderate growth with price stability” over the near term.

          Although the pace of growth has moderated in recent months, the most recent available data indicate that the U.S. economy continues to expand. As reported in the October 17 “Beige Book”, which summarizes reports on business activity in the twelve Federal Reserve Districts, “Growth was similar to that observed in the last Beige Book in seven Districts—Atlanta, Boston, Chicago, Minneapolis, New York, Philadelphia and St. Louis. The economy grew at a slower rate in five Districts—Cleveland, Dallas, Kansas City, Richmond and San Francisco.” While residential real estate markets continued to weaken, “Commercial real estate market fundamentals remained solid. Most Districts reported steady absorption of commercial space. Rental rates were firm to rising across Districts…”

          Currently, the commercial real estate sector has only been modestly affected by the subprime fallout. More than 50 mortgage lenders have gone out of business. Office space demand from mortgage-related industries such as title insurance companies is likely to be tepid, at best, for the foreseeable future. In addition, commercial mortgage financing for property acquisitions has become more difficult to obtain, and buyers who have relied on mortgage financing to acquire commercial real estate properties have moved to the sidelines. There have also been reports that commercial property prices have declined slightly, though almost exclusively for properties of lesser quality and/or in secondary locations and markets. Management believes that demand for, and prices of, top quality properties in primary markets and locations have not diminished. Institutional investor demand for commercial real estate remains strong, and purchases by foreign investors have increased due in part to favorable exchange rates.

          It is important to reiterate that, while the single family residential real estate market remains weak and additional problems related to subprime mortgages and related residential mortgage-backed securities may occur, the Account does not directly invest in single family residential real estate or residential mortgage-backed securities. Historically, there has not been a direct link between commercial real estate and single family housing because different market fundamentals drive the performance of each. The problems of subprime mortgage lenders have had an impact on certain office mar-

kets; however, the Account has minimal exposure to the Orange County, California office market where several of the largest subprime lenders are or had been headquartered.

          According to Real Capital Analytics, one of the primary industry sources of commercial real estate transaction data, commercial real estate transactional volume in the first nine months of 2007 totaled $332 billion as compared to $322 billion in all of 2006. While transactional volume slowed significantly in September and October, Real Capital Analytics expects sales in total to be near $400 billion for all of 2007. The current year has had several privatizations and large portfolio sales which may become more difficult to accomplish in the future given the prevailing tighter lending standards. While management does not believe that investors’ appetite for commercial real estate and large portfolios has weakened, transactional volume on the whole may be slower over the near term as investors and lenders weigh investment opportunities against financial markets developments.

          While management believes that real estate market fundamentals should remain stable to positive and that the economic outlook in the near term remains favorable, commercial real estate markets are cyclical over the longer term and are therefore subject to change. Geopolitical and economic risks, changes in interest rates or monetary policy, industry or regional downturns, the dynamics of supply and demand for commercial real estate, and changing demographics are but a few of the factors which can affect commercial real estate values and, consequently, the performance of the Account. While management cannot predict the exact nature or timing of such changes nor the magnitude of their impact, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes could have a direct and meaningful impact on the returns of the Account. Please also refer to the section of the Form 10-K entitled “Item 1A. Risk Factors” for a more detailed description of the risks associated with an investment in the Account.

          As of September 30, 2007, the Account had total net assets in the amount of $17,163,035,806, a 26.2% increase from September 30, 2006 and a 21.4% increase from December 31, 2006. The growth in net assets continues to be driven by the combination of a steady inflow of premiums and net transfers into the Account, increased net investment income and capital appreciation on the Account’s investment portfolio during the nine months ended September 30, 2007.

          As of September 30, 2007, the Account owned a total of 113 real estate property investments (100 of which were wholly-owned, 12 of which were held in joint ventures, and one remaining equity interest in a joint venture which sold its real estate holdings during the third quarter of 2007) representing 78.15% of the Account’s total investment portfolio. The real estate portfolio included 49 office properties (6 of which were held in joint ventures and one located in London, England), 26 industrial properties (including one held in a joint venture), 21 apartment complexes, 16 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 113 real estate property investments, 19 are subject to debt (including seven joint venture properties). Total debt on the Account’s wholly-owned real estate portfolio as of September 30, 2007 was $1,408,679,606, representing 8.21% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also consid-

ered, total debt on the Account’s portfolio as of September 30, 2007 was $3,391,362,775, representing 19.76% of Total Net Assets. The Account currently has no fund-level debt.

          During the third quarter of 2007, the Account did not purchase any new property investments. The Account did sell four properties for approximately $144.6 million, which gave the Account a cumulative realized gain of approximately $31.9 million. The properties are more fully described in the chart below:

	Property			Net Sales Price
Property Name	Type	City	State	(less selling exp)

Batterymarch Park II	Office	Quincy	MA	$17,291,200
Butterfield Industrial Park	Industrial	El Paso	TX	$5,035,162
Legends at Chase Oaks	Apartment	Plano	TX	$36,631,000
Sawgrass Office Portfolio	Office	Sunrise	FL	$85,656,950

Total				$144,614,312

          The Account also sold its 75% equity interest in a joint venture which owned an office building located in Chicago, Illinois, for net sales proceeds of approximately $239.5 million. The sale of this joint venture equity interest gave the Account a cumulative realized gain of $69.9 million.

          Management believes that the Account’s real estate portfolio is diversified by location and property type. At September 30, 2007, no single property investment represented more than 5.4% of its total investments or more than 6.9% of its total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan area, based on metropolitan divisions, which are subsets of metropolitan statistical areas. All information is based on the values of the properties as stated in the financial statements as of September 30, 2007.

REAL ESTATE PROPERTY INVESTMENTS
DIVERSIFICATION BY MARKET VALUE

	East (29)	West (36)	South (35)	Midwest (8)	Multi- Region* (3)	Foreign** (2)	TOTAL (113)

Office (49)	21.8%	18.7%	10.7%	1.2%	0.0%	3.2%	55.6%
Apartment (21)	1.7%	6.7%	5.2%	0.0%	0.0%	0.0%	13.6%
Industrial (26)	1.7%	5.9%	2.7%	1.4%	0.5%	0.0%	12.2%
Retail (16)	1.7%	0.9%	6.6%	0.1%	6.9%	1.9%	18.1%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%	0.5%

TOTAL (113)	26.9%	32.2%	25.2%	2.7%	7.9%	5.1%	100.0%

( )	Number of property investments in parentheses.

*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of retail properties located in various regions across the U.S.

**	Represents real estate investments in the United Kingdom and France.

***	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Top Ten Largest Real Estate Property Investments

Property Name	City	State/ County	Property Type	Market Value ($M)(a)		% of Total Real Estate Portfolio(b)	% of Total Investment $

DDR Joint Venture	Various	USA	Retail	$999.5	(c)	6.91%	5.40%
1001 Pennsylvania Avenue	Washington	DC	Office	$625.0	(d)	4.32%	3.37%
Fourth and Madison	Seattle	WA	Office	$478.0	(e)	3.30%	2.58%
50 Fremont	San Francisco	CA	Office	$470.1	(f)	3.25%	2.54%
1 & 7 Westferry Circus	London	UK	Office	$462.7	(g)	3.20%	2.50%
The Newbry	Boston	MA	Office	$387.5		2.68%	2.09%
780 Third Avenue	New York City	NY	Office	$375.0		2.59%	2.02%
Four Oaks Place	Houston	TX	Office	$362.5		2.50%	1.96%
99 High Street	Boston	MA	Office	$345.6	(h)	2.39%	1.87%
Ontario Industrial Portfolio	Ontario	CA	Industrial	$326.8	(i)	2.26%	1.76%

(a)

Value as reported in the 09/30/07 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	Total Real Estate Portfolio; excludes the Mortgage Loan Receivable

(c)	These 65 properties located in 13 states are held in a joint venture with Developers Diversified Realty Corporation, and the Account holds an 85% equity interest in the joint venture.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $410.1 Million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $328.1 Million.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $330.5 Million.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $207.7 Million.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $165.5 Million.

(i)	This property is shown gross of debt. The value of the Account’s interest less leverage is $317.3 Million.

Top Five Overall Market Exposure

Metropolitan Statistical Area	% Leased	# of Investments	Metro Area as a % of Total Real Estate Portfolio	% of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	98.8%	10	11.34%	8.86%
Boston-Quincy MA	97.2%	5	7.09%	5.54%
Los Angeles-Long Beach-Glendale CA	94.7%	8	6.76%	5.29%
San Francisco-San Mateo-Redwood City CA	94.7%	4	6.41%	5.01%
Seattle-Bellevue-Everett WA	98.5%	5	5.29%	4.14%

          As of September 30, 2007, the Account also held investments in real estate limited partnerships representing 1.78% of Total Investments, real estate equity securities representing 2.83% of Total Investments, a mortgage loan receivable representing 0.40% of Total Investments, certificates of deposit representing 2.20% of Total Investments, commercial paper representing 10.32% of Total Investments, government agency bonds representing 4.03% of Total Investments, and variable notes representing 0.29% of Total Investments.

Real Estate Market Outlook—In General

          (Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended September 30, 2007 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          The United States commercial real estate markets continued to be solid while the national economy exhibited slower but positive growth in the third quarter of 2007. Despite more modest economic growth as compared to 2006, capital inflow from investors to commercial real estate assets remained strong in the three months ended September 30, 2007, continuing to support commercial real estate values, even with moderating investment returns. Management believes it is important to remember that real estate values will be affected by prospective changes in economic and capital markets conditions, as well as by changes in supply and demand at the local level.

          The Bureau of Labor Statistics reported that 292,000 jobs were added during the three-month period ended September 30, 2007, compared with 379,000 in the previous quarter. The moderation in growth is due in part to the slumping housing market, with employment in housing-related industries such as construction declining by 52,000 in the quarter. Similarly, financial services, a key office-using sector, shed 12,000 jobs, largely in housing-related industries such as mortgage lending. These losses were offset by healthy growth in professional and business services, another key office-using sector, which added 64,000 jobs during the third quarter of 2007.

          Payroll employment growth in the Account’s primary metropolitan areas remained healthy during the third quarter of 2007. Of the Account’s five top metropolitan areas (Washington, D.C., Boston, Los Angeles, San Francisco and Seattle), based on the value of the Account’s property investments, employment growth was the strongest in the Seattle and San Francisco metropolitan areas, where payroll employment grew 3.1% and 2.2%, respectively, in the three months ended September 30, 2007, compared with a 1.2% gain in the U.S. as a whole. Employment growth was also healthy and better than the national average in the Washington D.C. and Boston metropolitan areas, where payroll employment grew 1.5% and 1.7%, respectively. Employment in the Los Angeles metropolitan area grew 0.9%, which was slightly below the national average.

          Growth in payroll employment is highly correlated with tenant demand for commercial real estate; however, growth in employment may not immediately result in demand for space. Space demand can lag growth in employment due to the nature of the leasing cycle. The 1.9 million jobs created during the first three quarters of 2007 have bolstered U.S. real estate market conditions. According to Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely-used source of real estate market data, office vacancies across the nation averaged 12.5% as of third quarter 2007, as compared with 12.4% at the end of the second quarter of 2007. In comparison, for the third quarter of 2007, the vacancy rate of the Account’s office portfolio was considerably lower than the national average at 5.6%. The vacancy rates of the Account’s top office markets are listed below:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

OFFICE				5.6%		12.5%
1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,452.71	7.84%	0.8%	9.9%
2	Boston-Quincy MA	$994.16	5.37%	2.5%	11.1%
3	San Francisco-San Mateo- Redwood City CA	$823.81	4.45%	5.1%	9.6%
4	Seattle-Bellevue-Everett WA	$672.00	3.63%	1.7%	9.0%
5	Los Angeles-Long Beach-Glendale CA	$612.22	3.31%	2.9%	9.7%

* Source: Torto Wheaton Research

          Real estate market conditions in the Account’s top office markets remained healthy in the three months ended September 30, 2007, and the Account’s office portfolio was substantially below the National and metropolitan area averages. For example, in the Washington, D.C. metropolitan area, office vacancies were below the national average at 9.9% as of the third quarter of 2007. More specifically, vacancies within the District of Columbia, where the largest concentration of the Account’s office investments are located, averaged 6.6% as of the third quarter of 2007. In comparison, the average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area and the District of Columbia were significantly better than the metropolitan and Washington, D.C. averages, and stood at 0.8% and 0.3%, respectively, at the end of the third quarter 2007.

          Industrial space demand is related to a number of factors, including the national business cycle, national industrial production, international trade volumes, changes in corporate logistics and distribution systems, and employment growth within the manufacturing, wholesale trade and transportation, and warehousing industries. Most of these factors have experienced sustained growth over the last several years. For example, U.S. gross domestic product (GDP), a basic indicator of the national business cycle, grew 3.9% in the third quarter of 2007, up from 3.8% and 0.6% in the second and first quarters of 2007, respectively and employment in the transportation and warehousing industries grew 1.2% in the third quarter. Management believes that the rebound in GDP from a weak first quarter and continued growth in transportation and warehouse employment suggest healthy demand for industrial space in the quarters ahead. According to Torto Wheaton Research, U.S. real estate industrial markets remained stable during the second quarter of 2007. Industrial vacancies as of the third quarter of 2007 averaged 9.2% as compared with 9.3% in the second quarter of 2007. In comparison, as of the third quarter of 2007, the vacancy rate of the Account’s industrial portfolio was 3.5%, well below the national average. The vacancy rates of the Account’s top industrial markets are listed below:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

INDUSTRIAL				3.5%		9.2%
1	Riverside-San Bernardino-Ontario CA	$448.35	2.42%	0.0%	8.4%
2	Dallas-Plano-Irving TX	$200.76	1.08%	3.8%	10.4%
3	Chicago-Naperville-Joliet IL	$200.15	1.08%	0.8%	10.2%
4	Los Angeles-Long Beach-Glendale CA	$144.17	0.78%	12.3%	4.6%
5	Atlanta-Sandy Springs-Marietta GA	$131.30	0.71%	4.4%	12.8%

* Source: Torto Wheaton Research

          Riverside County, California and Los Angeles, two of the Account’s top industrial markets, remained strong with average vacancies of 8.4% and 4.6%, respectively, in the third quarter of 2007. Vacancies remained high in Dallas (10.4%), Chicago (10.2%), and Atlanta (12.8%), the Account’s other top industrial markets; however, vacancies in Dallas and Chicago have declined significantly over the past year. In comparison, at September 30, 2007, the Account’s industrial portfolio in Riverside, Dallas, Chicago and Atlanta had substantially lower vacancy rates. The Account’s industrial portfolio in Los Angeles was the only one which lagged behind the national average.

          U.S. apartment markets remained healthy in the third quarter of 2007. According to Torto Wheaton Research, apartment vacancy rates in the nation’s largest metropolitan markets averaged 4.4% in the third quarter of 2007, versus 4.8% in the second quarter of 2007. A year-over-year comparison, which adjusts for seasonality in leasing patterns, showed that third quarter 2007 vacancies increased a modest 0.3% as compared with the third quarter of 2006. It is expected, however, that in markets such as Phoenix, Atlanta, Las Vegas, and Southern Florida, the supply of apartments will be increasing due to new construction, single family homes, and condominium units which remain unsold. The biggest increases were reported in these markets with large inventories of unsold condominium and single-family homes, suggesting that unsold units are being offered for rent at competitive rates. The average vacancy rate for the Account’s apartment portfolio was 5.1% as of the third quarter of 2007. The vacancy rates of the Account’s top apartment markets are listed below:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

APARTMENT				5.1%		4.4%
1	Phoenix-Mesa-Scottsdale AZ	$388.94	2.10%	4.1%	6.5%
2	Houston-Bay Town-Sugar Land TX	$356.34	1.92%	5.5%	6.4%
3	Denver-Aurora CO	$237.50	1.28%	5.3%	3.9%
4	Atlanta-Sandy Springs-Marietta GA	$180.00	0.97%	3.4%	6.4%
5	Los Angeles-Long Beach-Glendale CA	$127.01	0.69%	13.0%	3.0%

* Source: Torto Wheaton Research

          Vacancy rates in the Phoenix metropolitan area, the Account’s top apartment market, averaged 6.5% as of the third quarter of 2007. In the Account’s other top apartment markets, vacancies were low in Los Angeles (3.0%) and Denver (3.9%), and remained modest in Houston (6.4%) and Atlanta (6.4%). In comparison, at September 30, 2007, the Account’s apartment portfolios in Phoenix, Houston, and Atlanta were well below their metropolitan area vacancy rates.

          Retail real estate markets remained healthy, but retail sales growth moderated in the third quarter of 2007. Despite high energy prices and a weak housing market, preliminary estimates from the U.S. Department of Commerce show that consumer spending on retail goods and food services, a proxy for the types of goods sold at neighborhood shopping centers and regional malls, increased 3.7% in the third quarter of 2007 as compared with the third quarter of 2006. (Year-over-year comparisons are necessary to account for seasonal sales patterns.) According to Torto Wheaton Research, vacancies in neighborhood and community centers averaged 9.3% as of third quarter 2007 versus 9.4% in the second quarter of 2007. By comparison, the average vacancy rate for the Account’s entire retail portfolio and its neighborhood and community centers, was 2.4% and 2.8%, respectively, as of the third quarter of 2007.

          Overall, management believes that commercial real estate construction remains at levels that are appropriate to meet anticipated near-term demand. According to Torto Wheaton Research, 75.5 million square feet of multi-tenant office space are expected to be completed in 2007 and another 55 million square feet in 2008, both of which are less than average annual construction of 90 million square feet during the 1999-2001 cyclical peak. Similarly, industrial construction is expected to total around 145 million square feet nationally in 2007 and around 165 million square feet in 2008 as compared with average annual construction of 244 million square feet during the 1999-2001 cyclical peak. Torto Wheaton Research expects apartment construction to total 230,000 units in 2007 and 213,500 units in 2008, as compared with an average of 212,000 units during the 1999-2001 cyclical peak. Though Torto Wheaton Research expects apartment vacancies to increase modestly during the rest of 2007 and into 2008, rents are expected to grow at a 3.0% pace over the balance of 2007 and in 2008. Construction of neighborhood and community centers is expected to total roughly 35 million square feet in 2007 and drop to around 15 million sq. ft. in 2008, as compared with an average of 29.5 million square feet during the 1999-2001 cyclical peak.

Economic Outlook for the Remainder of 2007

          On balance, management believes economic and commercial real estate market fundamentals remain stable, and near-term prospects for U.S. commercial real estate markets appear solid. Economic growth has slowed but remains steady. Weakness in the single-family housing market is expected to be prolonged and a drag on economic growth for several quarters at a minimum. Tighter credit markets are also expected to curtail business expansion and contribute to slower economic growth. As noted in the minutes of the September 18, 2007 Federal Open Market Committee (FOMC) meeting, available data indicated that GDP grew at a moderate rate in the third quarter of 2007; however, FOMC staff revised downward its forecast of fourth quarter 2007 GDP growth due to the recent financial turbulence and ongoing weakness in the housing sector. Similarly, the forecast of 2008 GDP growth was “trimmed”, though GDP growth is expected to strengthen in 2009 “to a pace a bit above the rate of growth of its potential.” Looking ahead, while improvements in office, industrial, and apartment market conditions appear to have slowed in some markets and ended in others, management believes that the quality of the real estate portfolio in combination with continued economic growth, moderate construction, and low inflation bode well for the sustained performance of the Account. The retail sector continues to be negatively affected by elevated energy prices, and while consumer spending has slowed, it remains healthy despite recent energy price increases and the slowdown in the single-family housing market. The Account will continue to seek to balance these economic and market fundamentals against pricing pressures when executing its core investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and an unexpected, sudden economic downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Performance

          The Account’s total return was 11.40% for the nine months ended September 30, 2007. This was 36 basis points lower than the return of 11.76% for the nine months ended September 30, 2006. The Account’s performance in the nine months ended September 30, 2007 was primarily driven by the continued positive performance of its real estate property investments, including those held in joint ventures; however, a substantial decrease in the performance of its marketable securities (described in Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable) was the primary reason for the lower performance relative to the same period in 2006.

          Commercial real estate has been experiencing historically high pricing for the past several years as capital has continued to flow into the asset class. While this increase in property pricing has positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five, and 10 year periods ended September 30, 2007 were 13.68%, 14.41%, 12.04%, and 9.83%, respectively. As of September 30, 2007, the Account’s annualized total return since inception was 9.62%.

          The Account’s total net assets grew 26.2% from September 30, 2006 to September 30, 2007. The primary drivers of this growth were the Account’s realized and unrealized gains on its investments, positive net inflows from participant transactions, and the Account’s net investment income from its investment portfolio over the last twelve months. Management believes that the net participant transfers into the Account for the nine months ended September 30, 2007 are due to its positive historical performance and its low return volatility relative to other available investment options.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 13.7% higher for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase was due to a 26.9% increase in net income from the Account’s real estate properties, including joint venture holdings and limited partnerships, which was augmented by a slight (0.6%) increase in income from marketable securities, and offset by a 72.4% increase in Account level expenses, from the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2007.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 83.0% and 79.5% of the Account’s total investment income (before deducting Account level expenses) during the nine months ended September 30, 2007 and 2006, respectively. The 26.9% increase in the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s income from its real estate (due to the timing of purchases in the second half of 2006), joint ventures and limited partnership holdings. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 22.2% during the nine months ended September 30, 2007, as compared to the same period of 2006. This increase was primarily due to income derived from properties acquired during 2006 and 2007, some of which had larger rental income streams due to their larger relative size. Income from real estate joint ventures and limited partnerships increased for the nine months ended September 30, 2007 to $68,271,418, as compared to $41,503,508 for the nine months ended September 30, 2006. This 64.5% increase was due to a substantial increase in the absolute number of real estate assets owned in joint ventures as of September 30, 2007 as compared to 11 as of September 30, 2006. Investment income on the Account’s investments in marketable securities increased by 0.6%, from $95,088,204 for the nine months ended September 30, 2006 to $95,616,603 for the comparable period in 2007 due to an increase in the value of REITs, as described in the section, Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable.

          Total property level expenses for wholly-owned property investments for the nine months ended September 30, 2007 and 2006 were $345,665,592 and $282,604,816, respectively. In the nine months ended September 30, 2007, operating expenses and real estate taxes represented 54.2% and 27.7% of the total property level expenses, respectively, with the remaining 18.1% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2006 were relatively similar at 53.2%, 28.8% and 18.0% of total property level expenses, respectively. Overall, property level expenses increased by 22.3% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The majority of this increase (81.2%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 18.8% of the overall increase. As of September 30, 2007, there were 12 wholly-owned properties subject to debt, as compared to eleven leveraged properties at September 30, 2006. Three of the eleven properties with debt as of September 30, 2006 were added to the Account’s real estate portfolio in the second half of 2006.

          The Account incurred overall Account level expenses for the nine months ended September 30, 2007 of $105,743,961, which was a 72.4% increase from expenses of $61,320,500 for the nine months ended September 30, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 26.2% from September 30, 2006 to September 30, 2007), increased actual expenses associated with managing the Account due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $39,230,289 for the nine months ended September 30, 2007 as compared to $20,238,400 for the nine months ended September 30, 2006. One component of this increase (approximately $5.2 million) was the result of a reconciliation, during the nine month period ended September 30, 2007 and in accordance with the Account’s procedures, of the difference between actual and estimated expenses of the Account. This variance between actual expenses and estimated expenses was primarily the result of higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $48,256,387 for the nine months ended September 30, 2007 as compared to $33,062,211 for the nine months ended September 30, 2006. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $12,396,587 for the nine months ended September 30, 2007 as compared to $2,835,028 for the nine months ended September 30, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $1,235,282,274 for the nine months ended September 30, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of $932,002,736 for the nine months ended September 30, 2006. The overall increase was primarily driven by a substantial increase in net realized and unrealized gains on the Account’s real estate properties to $922,328,774 for the nine months ended September 30, 2007 from $633,300,430 during the same period in 2006. In addition, the Account had net realized and unrealized gains on its real estate joint ventures and limited partnership holdings of $315,897,239 for the nine months ended September 30, 2007, as compared to net realized and unrealized gains of $204,041,590 for the same period in 2006. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the solid real estate market fundamentals and continued liquidity in the commercial real estate markets. The effect of these positive conditions was to increase the value of the Account’s existing real estate assets, as reflected in the unrealized gains on the real estate properties of $824,423,491, and the realized gains on the sales of real estate properties of $97,905,283. During the nine months ended September 30, 2007, the Account sold sixteen properties, which included two apartments, three office buildings and a portfolio of several industrial properties for total net proceeds of $428.9 million, and recognized a cumulative net gain of $97.9 million. The Account also sold its 75% equity interest in a joint venture for total net proceeds of $239.5 million, and recognized a net gain of $69.9 million. The Account posted a net realized and unrealized loss on its marketable securities of $31,388,072 for the nine months ended September 30, 2007, as compared to a net realized and unrealized gain of $85,580,534 in the same period of 2006. The losses on the Account’s marketable securities in the nine months ended September 30, 2007 were primarily associated with the Account’s investments in real estate equity securities (REITs). The overall REIT market has been volatile and performing poorly as a reaction to a perceived fear of an overall slowdown in the real estate markets due to the continued problems of the subprime market. On a year to date basis, the REIT market is down by 14%.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Performance

          The Account’s total return was 3.66% for the three months ended September 30, 2007. This was 23 basis points higher than the return of 3.43% for the three months ended September 30, 2006. The Account performed well in the third quarter of 2007 based on the continued healthy capital appreciation on the majority of its real estate properties and joint ventures.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 4.2% higher for the three months ended September 30, 2007, as compared to the same period in 2006. This increase was primarily due to a 11.3% increase in income from real estate properties and a 28.8% increase in net income from the Account’s real estate properties owned in joint venture holdings and limited partnerships, which was offset by a 71.8% increase in Account level expenses, from the three months ended September 30, 2006 to the three months ended September 30, 2007.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 79.6% of the Account’s total investment income (before deducting Account level expenses) during both the three months ended September 30, 2007 and 2006. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 10.9% in the three months ended September 30, 2007, as compared to the same period in 2006. This increase was primarily due to an increase in the number of real estate assets which comprise the Account’s wholly-owned property investments. Income from real estate joint ventures and limited partnerships increased to $21,830,430 for the three months ended September 30, 2007, as compared with $16,950,343 for the three months ended September 30, 2006, a 28.8% increase. Investment income on the Account’s investments in marketable securities increased 13.1% to $39,902,060 for the three months ended September 30, 2007 from $35,295,331 for the comparable period in 2007. This increase was primarily due to the strong positive performance of the REIT market, which increased by approximately 4% in the three months ended September 30, 2007.

          Total property level expenses for wholly-owned property investments for the three months ended September 30, 2007 and 2006 were $113,195,953 and $102,469,043, respectively. Total operating expenses on the wholly-owned properties have remained relatively stable as a percentage of Total Income over the past several quarters. In the three months ended September 30, 2007, operating expenses and real estate taxes represented 53.9% and 27.6% of the total property level expenses, respectively, with the remaining 18.5% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2006 were relatively similar at 52.8%, 29.6%, and 17.6% of total property level expenses, respectively. Overall, property level expenses increased by 10.5% from the three months ended September 30, 2006 to the quarter ended September 30, 2007. The majority of the increase (73.2%) resulted from operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for the remainder of the overall increase.

          The Account incurred Account level expenses for the three months ended September 30, 2007 of $40,137,169, which was a 71.8% increase from expenses of $23,360,438 for the three months ended September 30, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 26.2% from September 30, 2006 to September 30, 2007), increased actual expenses associated with managing the Account due in part to adjustments made to the allocation methodology, and increases in the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $14,004,626 for the three months ended September 30, 2007 as compared to $7,687,795 for the three months ended September 30, 2006. This increase in expenses during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily resulted from higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. Also, adjustments were made to the Account’s expense base, in accordance with the Account’s procedures, to reflect the difference between actual and estimated expenses of the Account.

          In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $17,312,505 for the three months ended September 30, 2007 as compared to $13,055,491 for the three months ended September 30, 2006. Administrative and distribution expenses increased primarily due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including technology invest-

ments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $6,715,756 for the three months ended September 30, 2007 as compared to $927,795 for the three months ended September 30, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $442,916,313 for the three months ended September 30, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of $290,626,522 for the three months ended September 30, 2006. The increase was primarily driven by the increase in net realized and unrealized gains on the Account’s real estate properties to $323,514,439 for the three months ended September 30, 2007 from $224,442,940 during the same period in 2006. In addition, the Account had substantial net realized and unrealized gains on its real estate joint ventures and limited partnership holdings of $109,904,815 for the three months ended September 30, 2007, as compared to net realized and unrealized gains of $34,216,780 for the same period in 2006. The Account posted realized and unrealized gains on marketable securities of only $2,597,638 for the three months ended September 30, 2007, as compared to net realized and unrealized gains of $47,123,225 in the same period of 2006. The lower net realized and unrealized gains on the Account’s marketable securities in the three months ended September 30, 2007 were primarily associated with the Account’s investments in real estate equity securities (REITs). As previously stated, the overall REIT market has been volatile and performing poorly year to date 2007; however, the REIT market performed well in the three months ended September 30, 2007. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, continues to be driven by solid real estate market fundamentals, which have the effect of increasing the values of the Account’s existing real estate assets, as well as continuing to fuel investor interest in real estate investments located in prime markets. During the three months ended September 30, 2007, the Account sold four properties for total net proceeds of $144.6 million, and recognized a cumulative net gain of $31.9 million. The Account also sold its 75% equity interest in a joint venture for total net proceeds of $239.5 million, and recognized a net gain of $69.9 million.

Liquidity and Capital Resources

          As of September 30, 2007 and 2006, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $3,642,898,219 and $3,219,105,295, respectively. The increase in the Account’s liquid assets was primarily due to the continued growth of net investment income and net positive inflow from participant transfers and premiums. Management believes that the Account’s strong relative performance continues to be attractive to investors.

          In the nine months ended September 30, 2007, the Account received $894,585,299 in premiums and $925,913,935 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while, for the same period of 2006, the Account received $800,921,075 in premiums and $1,248,590,704 in net participant trans-

fers. The Account’s net investment income increased from $401,867,003 for the nine months ended September 30, 2006 to $457,121,865 for the nine months ended September 30, 2007.

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

          Valuation of Real Estate Properties

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

          Valuation of Real Estate Joint Ventures and Limited Partnerships

          Real estate joint ventures and limited partnerships are stated at the Account’s equity in the net assets of the underlying entities and, for the joint ventures, are adjusted to value their real estate holdings and mortgage notes payable at fair value.

          Valuation of Marketable Securities

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

          Mortgage Loans Receivable

          Mortgage loans receivable are initially valued at the face amount of the mortgage loan funding as representative of fair value. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

          Mortgage Loans Payable

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

          Foreign currency transactions and translation

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

          Accumulation and Annuity Fund

          The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment. The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments. The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume the mortality and expense risks.

          Accounting for Investments

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

          Income from joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint venture. Income earned by the joint venture, but not yet distributed to the Account by the joint venture investment, is recorded as unrealized gains and losses on real estate joint ventures.

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

          New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account plans to adopt this guidance effective January 1, 2008. The Account has assessed the impact of Statement No. 157 and does not expect it to significantly change the Account’s financial position or results of operations when implemented.

          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. The Statement is effective for fiscal years beginning after November 15, 2007. The Account plans to adopt Statement No. 159, starting in fiscal year 2008. The Account has assessed the impact of Statement No. 159 and does not expect it to significantly change the Account’s financial position and results of operations.

          In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. Management of the Account has performed an analysis of the requirements of the SOP and anticipates that the Account would be classified as an investment company upon the effective date of the SOP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2007 represented 79.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

          As of September 30, 2007, 20.1% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities may include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures. The registrant maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2007. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2007.

          (b) Changes in internal controls over financial reporting. There have been no changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

See notes to the financial statements.

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

[1]— Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

[2]— Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

[3]— Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

[4]— Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

[5]— Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report of the Account filed on March 15, 2006 (File No. 033-92990).

[6]— Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2007 (File No. 333-132580).

[7]— Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006 (File No. 033-92990).

[8]— Previously filed and incorporated herein by reference to Exhibit 1 to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 1, 2007 (File No. 333-141513).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIAA REAL ESTATE ACCOUNT

		By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

DATE:	November 14, 2007	By:	/s/ Herbert M. Allison, Jr.

Herbert M. Allison, Jr.
Chairman of the Board, President
and Chief Executive Officer

DATE:	November 14, 2007	By:	/s/ Georganne C. Proctor

Georganne C. Proctor
Executive Vice President and
Chief Financial Officer