Form 10-K
period 2007-12-31
TIAA REAL ESTATE ACCOUNT
filed 2008-03-20
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 33-92990; 333-141513

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

YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

YES ☐            NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒   ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer ☒      Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Aggregate market value of voting stock held by non-affiliates: Not Applicable

Documents Incorporated by Reference: None

Items 10 and 11.	Directors, Executive Officers, and Corporate Governance of the Registrant; Executive Compensation	89

PART I

ITEM 1.	BUSINESS.

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

          The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

          The Account is designed as an option for retirement and tax-deferred savings plans for employees of nonprofit institutions. TIAA offers the Account under the following annuity contracts:

•	RA and GRAs (Retirement Annuities and Group Retirement Annuities)

•	SRAs (Supplemental Retirement Annuities)

•	GSRAs (Group Supplemental Retirement Annuities)

•	Retirement Choice and Retirement Choice Plus Annuity

•	GAs (Group Annuities) and Institutionally-Owned GSRAs

•	Classic and Roth IRAs (Individual Retirement Annuities) including SEP IRAs (Simplified Employee Pension Plans)

•	Keoghs

•	ATRAs (After-Tax Retirement Annuities)

          Investors should note that state regulatory approval may be pending for certain of these contracts and they may not currently be available in every state.

          Investment Objective. The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account also invests in publicly-traded securities and other investments that are easily converted to cash to make redemptions, purchase or improve properties, or cover expenses.

          Investment Strategy. The Account intends to invest between 75 percent and 85 percent of its assets directly in real estate or real estate-related investments. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account can also invest in other real estate or real estate-related investments through joint ventures, real estate partnerships or real estate equity securities. To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that primarily own or manage real estate), and collateralized mortgage obligations, including commercial mortgage-backed securities and other similar instruments. The Account may also make foreign investments, which are expected to comprise no more than 25% of the Account’s total assets.

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

          More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

          Net Assets and Portfolio Investments. As of December 31, 2007, the Account’s net assets totaled $ 17,660,536,799. At December 31, 2007, the Account held a total of 111 real estate property investments (including its interests in 12 real estate-related joint ventures) and one remaining equity interest in a joint venture in which the Account sold its real estate investment during the third quarter of 2007, representing 77.91% of the Account’s total investment portfolio (“Total Investments”). As of that date, the Account also held investments in a mortgage loan receivable, representing 0.38% of Total Investments, real estate equity securities, representing 2.24% of Total Investments, real estate limited partnerships, representing 1.74% of Total Investments, commercial paper representing 9.23% of Total Investments, certificates of deposit, representing 2.22% of Total Investments, variable notes, representing 0.26% of Total Investments, bankers acceptance, representing 0.20% of Total Investments, and government agency bonds, representing 5.82% of Total Investments.

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

          The value of an investment in the Account will fluctuate based on the value of the Account’s assets and the income the assets generate. The Account’s assets and income can be affected by many factors, and investors should consider the specific risks presented below, among others, before investing in the Account. Investors can lose money by investing in the Account and there is risk associated with an investor attempting to “time” an investment in the Account’s units, or effecting a redemption of an investor’s units. In this section, the Account is sometimes referred to as “we” and “our.” Please refer to the section entitled “Statements Regarding Forward-Looking Information,” which is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks of Real Estate Investing

          General Risks of Acquiring and Owning Real Property: The Account is subject to the risks inherent in acquiring and owning real property, including in particular the following:

•	Economic Conditions. The economic conditions in the markets where the Account’s properties are located may be adversely impacted by factors which include:

	•	general global economic conditions;

	•	a weak market for real estate generally and/or in specific locations;

	•	availability of financing;

	•	an oversupply of, or a reduced demand for, certain types of real estate properties;

	•	business closings, and industry slowdowns, employment losses and related factors;

	•	natural disasters, terrorist attacks and/or other man-made events;

	•	decline in population or shifting demographics.

The incidence of some or all of these factors could reduce occupancy or rental rates and the market value of the Account’s real properties. Further, the Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. In these events, the Account’s income and performance may be adversely impacted disproportionately by deteriorating economic conditions in those areas or industry sectors in which the Account’s investments are concentrated.

•

Competition. The Account may face competition for real estate investments from multiple sources, including individuals, corporations, insurance companies or other insurance company separate accounts, as well as real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. Some of these competitors may have similar financial and other resources as the Account, and/or they may have investment strategies that allow them to compete more aggressively for real estate investment opportunities, which could result in the Account paying higher prices for investments, experiencing delays in acquiring investments or failing to consummate such purchases. Any resulting delays in the acquisition of investments, or the failure to consummate acquisitions the Account deems desirable, may increase the Account’s costs or otherwise adversely affect the Account’s investment results.

In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located and more suitable for tenants than our properties, resulting in a competitive advantage for these other properties. We may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, limit our ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.

•

Leasing Risk. A number of factors could cause the Account’s rental income, a key source of the Account’s revenue, to decline, which would adversely impact the Account’s results and investment returns. These factors include:

	•	A property may be unable to attract or retain tenants. This situation could be exacerbated if a concentration of lease expirations occurred during any one time period.

	•	The Account could lose revenue if tenants do not pay rent when contractually obligated, or if the Account is forced to terminate a lease for nonpayment.

	•	Tenants may default under a lease at one of the Acccount’s properties, and in the event of any such default, we may experience a delay in, or an inability to effect, the enforcement of our rights against that tenant. Further, any disputes with tenants could involve costly litigation.

•

In the event a tenant vacates its space at an Account property, whether as a result of a default, the expiration of the lease term or otherwise, we may not be able to release the vacant space for as much as the rent payable under the previous lease or not at all. Also, we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs, while still being obligated for any mortgage payments, real estate taxes and other expenditures related to the property.

•

In some instances, our properties may be specifically suited to and/or outfitted for the particular needs of a certain tenant based on the type of business the tenant operates. For example, many companies desire space with an open floor plan. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the floor plan limits the types of businesses that can use the space without major renovation, which may require us to incur substantial expense in replanning the space.

•

The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including variations in rental revenues due to customary “percentage rent” clauses which may be in place for retail tenants and the insolvency and/or closing of an anchor tenant. Under certain circumstances, the leases may allow other tenants in a retail property to terminate their leases or reduce or withhold rental payments. The insolvency and/or closing of an anchor tenant may also cause such tenants to fail to renew their leases at expiration.

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, maintenance and insurance costs that are not reimbursed by tenants increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations.

•

Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments and therefore your investment return. The Account cannot assure you that there will not be further terrorist attacks against the United States, U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties.

          General Risks of Selling Real Estate Investments: Among the risks of selling real estate investments are:

•	The sale price of an Account property might differ from its estimated or appraised value, leading to losses or reduced profits to the Account.

•

Due to the cyclical nature of real estate, general economic conditions impacting the location of the property, potential disruption in the credit markets and the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons, the Account might not be able to sell a property at a particular time for its full value. This might make it difficult to raise cash quickly and also could lead to Account losses.

•	The Account may need to provide financing to a purchaser if no cash buyers are available.

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

          Appraisal Risks: Real estate appraisals are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market (including, without limitation, a potential lack of recent transaction activity in such market) in which the property is located, which may change materially after the appraisal is conducted. If an appraisal is too high, the Account’s value could go down upon reappraisal or if the property is sold for a lower price than the appraisal. If an appraisal is too low, those who redeem prior to an adjustment to the valuation or a property sale will have received less than their pro rata share of the value of the Account’s assets. Further, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the interim in which the true value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent in times when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline in property values in a relatively short period of time between appraisals.

          Risks of Borrowing: The Account acquires some of its properties subject to existing financing or by borrowing new funds at the time of purchase, and may from time to time place new leverage on, or increase the leverage already placed on, existing properties the Account owns. The Account may borrow, in the aggregate, either directly or through its joint venture investments, an amount up to 30% of the Account’s Total Net Assets, and the Account may borrow up to 70% of the then-current value of a particular property. Among the risks of borrowing money and investing in a property subject to a mortgage are:

•

Regardless of the quality of the Account’s property for which financing is sought, general economic conditions, or the market conditions then in effect in the real estate finance industry may hinder the Account’s ability to obtain financing for its property investments on favorable terms or at all. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property.

•

The Account may be unable to make its loan payments, which could result in a default on its loan. The lender then could foreclose on the underlying property and the Account would lose the value of its investment in the foreclosed property.

•

If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property.

•

If the Account takes out variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-market rates for a significant period of time.

•	The market valuation of mortgage loans payable could have an adverse impact on the Account’s performance.

          A general disruption in the credit markets, such as the credit markets have been recently experiencing, may aggravate some or all of these risks.

          Investment Risk Associated with Participant Transactions. The amount we have available to invest in new properties and other real estate related assets will depend, in large part, on the level of participant premiums coming into the Account, as well as the level of net participant transfers into or out of the Account. If the amount of such premiums and/or net participant transfers into the Account were to experience a significant decline for a period of time, we may not have enough available funds to pursue, or consummate, every new investment opportunity presented to us that is otherwise attractive to the Account. This, in turn, could harm the Account’s returns.

          Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multifamily residential properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.

          Environmental Risks: The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it didn’t know of and wasn’t responsible for the hazardous substances. If any hazardous substances are present or the Account doesn’t properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds, and such laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required cleanup relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets.

          Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. If a disaster that we haven’t insured against occurs, or if the insurance contains a high deductible, the Account could lose both its original investment and any future profits from the property affected. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant.

          Risks of Developing Real Estate or Buying Recently Constructed Properties: If the Account chooses to develop a property or buys a recently constructed property, it may face the following risks:

•

In developing real estate, there may be delays or unexpected increases in the cost of property development and construction due to strikes, bad weather, material shortages, increases in material and labor costs or other events.

•

Because external factors may have changed from when the project was originally conceived (e.g., slower growth in local economy, higher interest rates, or overbuilding in the area), the property may not operate at the income and expense levels first projected or may not be developed in the way originally planned.

          Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks.

•	The co-venturer may have interests or goals inconsistent with those of the Account.

•

If a co-venturer doesn’t follow the Account’s instructions or adhere to the Account’s policies, the jointly-owned properties, and consequently the Account, might be exposed to greater liabilities than expected.

•	The Account may have limited rights pursuant to the terms of the joint venture, including the right to operate, manage or dispose of a property.

•	A co-venturer can make it harder for the Account to transfer its property interest, particularly if the co-venturer has the right to decide whether and when to sell the property.

•

The co-venturer may be unable to fulfill its obligations (such as to fund its pro rata share of expenditures or guarantee obligations of the venture) during the term of such agreement or may become insolvent or bankrupt, either of which could expose the Account to greater liabilities than expected.

          Risks with Purchase-Leaseback Transactions: The major risk of purchase leaseback transactions is that the third party lessee will be unable to make required payments to the Account. If the leaseback interest is subordinate to other interests in the real property, such as a first mortgage or other lien, the risk to the Account increases because the lessee may have to pay the senior lienholder to prevent foreclosure before it pays the Account. If the lessee defaults or the leaseback is terminated prematurely, the Account might not recover its investment unless the property is sold or leased on favorable terms.

RISKS OF MAKING MORTGAGE LOAN INVESTMENTS

          General Risks of Mortgage Loans: The Account will be subject to the risks inherent in making mortgage loans, including:

•

The borrower may default on the loan, requiring that the Account foreclose on the underlying property to protect the value of its mortgage loan. Since its mortgage loans are usually non-recourse, the Account must rely solely on the value of a property for its security.

•

The larger the mortgage loan compared to the value of the property securing it, the greater the loan’s risk. Upon default, the Account may not be able to sell the property for its estimated or appraised value. Also, certain liens on the property, such as mechanic’s or tax liens, may have priority over the Account’s security interest.

•

A deterioration in the financial condition of tenants, which could be caused by general or local economic conditions or other factors beyond the control of the Account, or the bankruptcy or insolvency of a major tenant, may adversely affect the income of a property, which could increase the likelihood that the borrower will default under its obligations.

	•	The borrower may be unable to make a lump sum principal payment due under a mortgage loan at the end of the loan term, unless it can refinance the mortgage loan with another lender.

•

If interest rates are volatile during the loan period, the Account’s variable-rate mortgage loans could have volatile yields. Further, to the extent the Account makes mortgage loans with fixed interest rates, it may receive lower yields than that which is then available in the market if interest rates rise generally.

•

Prepayment Risks: The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, we may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate.

•

Interest Limitations: The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, we could incur penalties or may be unable to enforce payment of the loan.

•	Risks of Participations: Participating mortgages are subject to the following additional risks:

•

The participation feature, in tying the Account’s returns to the performance of the underlying asset, might generate insufficient returns to make up for the higher interest rate the loan would have obtained without the participation feature.

•

In very limited circumstances, a court may characterize the Account’s participation interest as a partnership or joint venture with the borrower and the Account could lose the priority of its security interest or become liable for the borrower’s debts.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (“REIT”) SECURITIES

          Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by the trust, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.

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

          Importantly, the market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally (such as has recently been the case) may cause there to be a very limited secondary market for these securities and they may be harder to sell than other securities. Further, the underlying mortgage loans may experience defaults with greater frequency than originally projected when such mortgages were originally underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities.

CONFLICTS OF INTEREST WITHIN TIAA

          TIAA and its affiliates (including Teachers Advisors, Inc., its wholly owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to us than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Account, we cannot assure you that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

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

          Further, to the extent that a significant portion of the Account’s net assets at any particular time are comprised of cash, cash equivalents and marketable securities, the

Account’s returns may suffer as compared to the return that could have been generated by more profitable investments.

RISKS OF FOREIGN INVESTMENTS

          In addition to other investment risks noted above, foreign investments present the following special risks:

•

The value of foreign investments or rental income can increase or decrease due to changes in currency rates, currency exchange control regulations, possible expropriation or confiscatory taxation, political, social, and economic developments, and foreign regulations.

•	Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.

•

It may be more difficult to obtain and collect a judgment on foreign investments than on domestic investments, and the costs associated with contesting claims relating to foreign investments may exceed those costs associated with a similar claim on domestic investments.

•	The Account may, but is not required to, seek to hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful.

NO OPPORTUNITY FOR PRIOR REVIEW OF PURCHASE

          Investors do not have the opportunity to evaluate the economic or financial merit of the purchase of a property or other investment before the Account completes the purchase, so investors will need to rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objective and pursue specific investments without the consent of the Account’s investors.

RISKS OF REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940

          The Account has not registered, and management intends to continue to operate the Account so that it will not have to register, as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, a company is an “investment company” and required to register under the Investment Company Act if, among other things, it holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such company’s total assets (exclusive of government securities and cash items) on an unconsolidated basis.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          None

ITEM 2.	PROPERTIES.

THE PROPERTIES—IN GENERAL

          In the table below you will find general information about each of the Account’s property investments as of December 31, 2007. The Account’s property investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain property investments are comprised of a portfolio of properties.

OFFICE PROPERTY INVESTMENTS

Property	Location	Year Built		Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Market Value (3)

1001 Pennsylvania Ave	Washington, DC	1987		2004	756,603	100%	$37.15	$640,149,632	(4)
Fourth & Madison(5)	Seattle, WA	2002		2004	845,533	98%	27.53	487,000,000	(4)
50 Fremont Street	San Francisco, CA	1983		2004	817,412	97%	30.25	478,000,000	(4)
1 & 7 Westferry Circus	London, UK	1992, 1993		2005	386,206	81%	64.08	436,127,130	(4)(6)
Four Oaks Place	Houston, TX	1983		2004	1,754,334	96%	18.73	419,270,107
The Newbry	Boston, MA	1940-1961	(7)	2006	607,424	100%	26.47	389,880,008
780 Third Avenue	New York, NY	1984		1999	487,566	95%	50.01	375,000,000
Yahoo! Center(8)	Santa Monica, CA	1984		2004	1,087,952	92%	32.66	369,402,407
99 High Street	Boston, MA	1971		2005	731,204	96%	29.99	344,688,328	(4)
Lincoln Centre	Dallas, TX	1984		2005	1,638,132	87%	16.95	305,000,000	(4)
1900 K Street	Washington, DC	1996		2004	333,098	100%	44.27	285,000,000
701 Brickell	Miami, FL	1986	(9)	2002	677,667	94%	29.60	275,941,582
275 Battery(10)	San Francisco, CA	1988		2005	472,261	90%	34.73	271,917,498
Mellon Financial Center at One Boston Place(11)	Boston, MA	1970	(9)	2002	804,444	95%	38.74	246,440,493
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984		2006	261,932	98%	46.81	230,439,415	(4)
1401 H Street NW	Washington, D.C.	1992		2006	350,635	100%	41.20	224,576,156	(4)
Ten & Twenty Westport Road	Wilton, CT	1974(9), 2001		2001	538,840	100%	30.07	183,006,040

OFFICE PROPERTY INVESTMENTS (continued)

Property	Location	Year Built		Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Market Value(3)

980 9th Street and 1010 8th Street(12)	Sacramento, CA	1992		2005	447,865	95%	$23.66	$178,000,000
Millennium Corporate Park	Redmond, VA	1999, 2000		2006	536,884	100%	13.80	158,000,000
Urban Centre	Tampa, FL	1984, 1987		2005	547,979	91%	21.16	135,577,463
Pacific Plaza	San Diego, CA	2000, 2002		2007	215,758	87%	26.48	127,130,076	(4)
Inverness Center	Birmingham, AL	1980-1985		2005	903,857	100%	12.27	125,521,529
88 Kearny Street	San Francisco, CA	1986		1999	228,358	94%	41.48	123,822,200
Morris Corporate Center III	Parsippany, NJ	1990		2000	526,052	78%	20.06	119,600,001
Treat Towers(13)	Walnut Creek, CA	1999		2003	367,313	85%	23.39	118,997,021
Prominence in Buckhead(13)	Atlanta, GA	1999		2003	423,916	95%	27.68	115,427,071
The Ellipse at Ballston	Arlington, VA	1989		2006	194,914	100%	32.81	92,504,000
Oak Brook Regency Towers	Oakbrook, IL	1977	(9)	2002	402,318	78%	13.09	86,891,650
Camelback Center	Phoenix, AZ	2001		2007	231,345	94%	24.38	80,000,000
West Lake North Business Park	Westlake Village, CA	2000		2004	198,558	93%	27.58	68,621,818
Centerside I	San Diego, CA	1982		2004	202,913	67%	19.06	67,500,000
The North 40 Office Complex	Boca Raton, FL	1983, 1984		2006	350,000	93%	10.44	67,003,544
Parkview Plaza	Oakbrook, IL	1990		1997	264,461	95%	15.98	66,066,513
3 Hutton Centre	Santa Ana, CA	1985	(9)	2003	197,819	96%	20.04	64,200,000
8270 Greensboro Drive	McLean, VA	2000		2005	158,110	100%	35.93	63,500,000
The Pointe on Tampa Bay	Tampa, FL	1982	(9)	2002	250,357	97%	23.93	60,971,897
One Virginia Square	Arlington, VA	1999		2004	116,077	100%	17.18	59,538,690
Capitol Place	Sacramento, CA	1988	(9)	2003	167,920	96%	26.72	53,539,218
Wellpoint	Westlake Village, CA	1986, 1998		2006	216,751	100%	12.93	51,000,000
Park Place on Turtle Creek	Dallas, TX	1986		2006	177,169	93%	22.43	48,282,785
4200 West Cypress Street	Tampa, FL	1989		2003	219,815	100%	22.36	48,043,650
Preston Sherry Plaza	Dallas, TX	1986		2007	147,008	95%	24.03	45,500,000
Tysons Executive Plaza II(14)	McLean, VA	1988		2000	259,614	81%	23.50	44,178,210
Creeksides at Centerpoint	Kent, WA	1985		2006	218,712	84%	12.30	42,000,000
Needham Corporate Center	Needham, MA	1987		2001	138,259	87%	20.00	33,275,228
Columbus Portfolio	Various, OH	1997-1998		1999, 2001	259,686	92%	9.90	26,314,686

Subtotal—Office Property Investments						94%		$8,332,846,046

INDUSTRIAL PROPERTY INVESTMENTS

Ontario Industrial Portfolio(15)	Various, CA	1997-1998		1998, 2000,	3,981,894	100%	3.08	355,398,714	(4)
				2004
Dallas Industrial Portfolio(16)(17)	Dallas and
	Coppell, TX	1997-2001		2000-2002	3,684,941	96%	2.98	154,055,892
Rancho Cucamonga	Rancho
Industrial Portfolio(18)	Cucamonga, CA	2000-2002		2000, 2001,	1,490,235	100%	3.31	133,000,000
				2002, 2004
Seneca Industrial Park	Pembroke Park, FL	1999-2001		2007	882,182	96%	5.62	122,334,422

INDUSTRIAL PROPERTY INVESTMENTS (continued)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Market Value (3)

Southern California RA
Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	98%	$6.44	$110,718,042
Chicago Industrial
Portfolio(17)	Chicago and	1997-2000	1998; 2000	1,427,699	100%	3.94	86,420,886
	Joliet, IL
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	100%	3.52	81,160,792
Chicago CALEast Industrial
Portfolio(17)	Chicago, IL	1974-2005	2003	1,280,784	100%	3.62	77,642,826
Shawnee Ridge
Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	100%	3.19	76,742,231
IDI National Portfolio(19)	Various, U.S.	1999-2004	2004	3,655,671	100%	3.50	76,536,044
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	4.15	71,000,000
Northern California RA
Industrial Portfolio(17)	Oakland, CA	1981	2004	657,602	98%	4.11	69,601,997
Atlanta Industrial Portfolio(17)	Lawrenceville, GA	1996-1999	2000	1,295,440	95%	2.64	58,300,000
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	53%	2.57	53,400,000
GE Appliance East Coast
Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	2.82	48,000,000
Pinnacle Industrial/DFW
Trade Center	Grapevine, TX	2003, 2004,
		2006	2006	899,200	100%	3.47	46,700,000
New Jersey CALEast
Industrial Portfolio	Cranbury, NJ	1982-1989	2003	807,773	50%	2.23	42,225,000
East North Central RA
Industrial Portfolio	Chicago, IL	1978	2004	541,266	98%	4.25	38,016,397
Broadlands Business Park	Elkton, MD	2006	2006	756,600	100%	2.85	35,500,000
Centre Pointe and Valley	Los Angeles
View	County, CA	1965-1989	2004	307,685	58%	4.62	34,142,741
Northeast RA Industrial
Portfolio	Boston, MA	2000	2004	384,000	88%	5.71	33,300,000
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	2.52	27,500,000
Airways Distribution Center	Memphis, TN	2005	2006	556,600	100%	3.20	24,300,000
Konica Photo Imaging
Headquarters	Mahwah, NJ	1999	1999	168,000	100%	2.87	23,500,000
Northwest RA Industrial
Portfolio	Seattle, WA	1996	2004	312,321	100%	3.21	23,401,540
UPS Distribution Facility	Fernley, NV	1998	1998	256,000	100%	3.39	15,900,000
FEDEX Distribution Facility	Crofton, MD	1998	1998	110,842	100%	2.99	9,900,000

Subtotal—Industrial Property Investments					96%		$1,928,697,524

RETAIL PROPERTY INVESTMENTS

Property	Location	Year Built		Year Purchased	Rentable Area (Sq. ft.)(1)		Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Market Value (3)

DDR Joint Venture(20)	Various, U.S.	Various		2007	16,183,158		95%	$11.46	$1,028,297,460
The Florida Mall(21)	Orlando, FL	1986	(9)	2002	1,061,308	(22)	99%	41.99	296,486,153
Printemps de l’Homme	Paris, France	1930		2007	142,363		100%	84.73	279,077,542	(6)
Florida Retail Portfolio(23)	Various, FL	1974-2005		2006	1,259,554		95%	15.63	260,879,060
Miami International Mall(21)	Miami, FL	1982	(9)	2002	296,746	(22)	98%	36.41	109,944,638
Mazza Gallerie	Washington, DC	1975		2004	293,935		99%	19.84	97,000,019
Westwood Marketplace	Los Angeles, CA	1950	(9)	2002	202,201		100%	29.93	96,562,192
Marketfair	West Windsor, NJ	1987		2006	244,469		99%	23.04	95,500,000
West Town Mall(21)	Knoxville, TN	1972	(9)	2002	759,447	(22)	97%	21.10	75,826,066
Publix at Weston Commons	Weston, FL	2005		2006	126,922		96%	23.98	55,200,000	(4)
Plainsboro Plaza	Plainsboro, NJ	1987		2005	206,503		87%	10.67	51,000,000
South Frisco Village	Frisco, TX	2002		2006	227,175		99%	13.85	48,500,000	(4)
The Market at Southpark	Littleton, CO	1988		2004	190,104		98%	10.16	35,800,000
Suncrest Village	Orlando, FL	1987		2005	93,358		98%	10.89	19,500,000
Champlin Marketplace	Champlin, MN	1998-1999,
		2005		2007	88,577		100%	13.47	18,375,000
Plantation Grove	Ocoee, FL	1995		1995	73,655		99%	11.82	15,400,000

Subtotal—Retail Property Investments							97%		$2,583,348,130

RESIDENTIAL PROPERTY INVESTMENTS(24)
Houston Apartment
Portfolio(25)	Houston, TX	1984-2004		2006	NA		93%	NA	296,241,497
Palomino Park Apartments	Denver, CO	1996-2001		2005	NA		92%	NA	194,001,036
Kierland Apartment
Portfolio(26)	Scottsdale, AZ	1996-2000		2006	NA		97%	NA	170,084,494
Phoenix Apartment	Greater Phoenix
Portfolio(27)	Area, AZ	1995-1998		2006	NA		96%	NA	156,109,517
The Legacy at Westwood
Apartments	Los Angeles, CA	2001		2002	NA		79%	NA	126,579,694
The Colorado	New York, NY	1987		1999	NA		98%	NA	113,033,240
Larkspur Courts	Larkspur, CA	1991		1999	NA		94%	NA	97,000,000
Ashford Meadows
Apartments	Herndon, VA	1998		2000	NA		96%	NA	94,059,776
1050 Lenox Park	Atlanta, GA	2001		2005	NA		97%	NA	85,500,000
Regents Court Apartments	San Diego, CA	2001		2002	NA		99%	NA	69,000,000
South Florida Apartment	Boca Raton and
Portfolio	Plantation, FL	1986		2001	NA		92%	NA	68,248,605
The Caruth	Dallas, TX	1999		2005	NA		88%	NA	65,427,458
Glenridge Walk	Atlanta, GA	1996, 2001		2005	NA		94%	NA	52,900,000
The Reserve at Sugarloaf	Duluth, GA	2000		2005	NA		92%	NA	52,000,000	(4)
The Lodge at Willow Creek	Denver, CO	1997		1997	NA		97%	NA	43,500,000
The Maroneal	Houston, TX	1998		2005	NA		97%	NA	40,033,822

RESIDENTIAL PROPERTY INVESTMENTS (continued)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Market Value (3)

Westcreek Apartments	Westlake Village, CA	1988	1997	NA	87%	NA	$39,189,673
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	NA	95%	NA	37,917,165
The Fairways of Carolina	Margate, FL	1993	2001	NA	96%	NA	27,207,661
Royal St. George	W. Palm Beach, FL	1995	1996	NA	96%	NA	27,000,000
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	NA	97%	NA	26,204,860

Subtotal—Residential Property Investments					94%		$1,881,238,498

OTHER COMMERCIAL PROPERTY INVESTMENTS
Storage Portfolio I(28)	Various, U.S.	1972-1990	2003	2,301,187	84%	$9.83	$81,943,321

Subtotal—Commercial Property Investments							$12,926,835,021

Total—All Property Investments							$14,808,073,519

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)

Based on total contractual rent for leases existing as of December 31, 2007. For those properties purchased in fourth quarter of 2007 the rent is based on the existing leases as of the date of purchase. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)

Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments. The account joint venture interest in 161 North Clark Street was sold on August 24, 2007. A residual value of $3.15 million remains in the statement of investments but not on the property list.

(4)	Market value shown represents the Account’s interest gross of debt.

(5)	Formerly known as “IDX Tower”.

(6)

1 & 7 Westferry Circus is located in the United Kingdom, and the market value reflects the Account’s interest gross of debt. Printemps de l’Homme is located in France. The market value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2007.

(7)	This property was substantially renovated in 1961, 2004 and 2006.

(8)

Formerly known as “Colorado Center”, this property is held in a 50%/50% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(9)	Undergone extensive renovations since original construction.

(10)	Formerly known as “Embarcadero Plaza.”

(11)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in the joint venture.

(12)	Formerly known as “U.S. Bank Plaza.”

(13)	This investment property is held in a 75%/25% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture.

(14)	This investment property is held in a 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.

(15)

The Ontario Industrial Portfolio contains six investment properties, including one portfolio which consists of 1.1 million square feet located in Mira Loma, California. As of January 30, 2007, 1900 South Burgundy Place was added to the Ontario Industrial Portfolio.

(16)	The Dallas Industrial Portfolio contains ten warehouse distribution properties located in Dallas and Coppell, Texas.

(17)	A portion of this portfolio was sold on June 27, 2007.

(18)	Formerly known as “Cabot Industrial Portfolio”. As of January 31, 2007 the Weber Distribution property was consolidated into the existing Rancho Cucamonga Industrial Portfolio.

(19)	Property held in a 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(20)

This property investment consists of 65 properties located in 13 states and is held in a 85%/15% joint venture with Developers Diversified Realty Corporation. Market Value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(21)	These property investments are held in 50%/50% joint ventures with the Simon Property Group. Market values shown reflect the value of the Account’s interest in the joint ventures, net of debt.

(22)	Reflects the square footage owned by the joint venture.

(23)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Market value shown reflects the value of the Account’s interest in the joint venture net of debt. This portfolio contains seven neighborhood and/or community shopping centers located in the Ft. Lauderdale, Miami, Orlando and Tampa, Florida areas.

(24)	For the average unit size and annual average rent per unit for each residential property, see “Residential Properties” below.

(25)	The Houston Apartment Portfolio contains 11 properties that are a mix of two and three-story luxury garden style apartments and are located in Houston, Texas.

(26)	The Kierland Apartment Portfolio contains three properties that are a mix of two and three-story luxury garden style apartments and are located in Scottsdale, Arizona.

(27)	The Phoenix Apartment Portfolio contains four properties that are a mix of two and three-story luxury garden style apartments and are located in the greater Phoenix area in Arizona.

(28)	Property held in 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

          At December 31, 2007, the Account held 90 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twelve of these property investments were held through joint ventures, and 19 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed in whole or in part by the tenants.

          Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of: 46 office properties containing approximately 21 million square feet located in 14 states, the District of Columbia and the United Kingdom; 27 industrial properties containing approximately 30 million square feet located in 11 states, including a 60% interest in a portfolio of industrial properties located throughout the United States; and 16 retail properties containing approximately 21.4 million square feet located in eight states, the District of Columbia, the United Kingdom, and Paris, France. One of the retail property investments is an 85% interest in a portfolio containing 65 individual retail shopping centers located throughout the East and Southeast states. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.3 million square feet.

          As of December 31, 2007, the average overall occupancy rate of the Account’s commercial real estate portfolio was 95%. On a weighted average basis, the Account’s office properties were 94% leased, industrial properties were 96% leased, retail properties were 97% leased, and the storage portfolio was 84% leased.

          Major Tenants: The following tables list the Account’s major commercial tenants based on the total space they occupied as of December 31, 2007, in the Account’s properties.

MAJOR OFFICE TENANTS	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Account’s Non- Residential Properties

Deloitte & Touche	517,855	2.5%	0.7%
BHP Petroleum	463,734	2.2%	0.6%
Mellon (Boston Co)	457,248	2.2%	0.6%
Southern Company Services, Inc	456,235	2.2%	0.6%
Yahoo!	448,147	2.1%	0.6%
Microsoft	361,527	1.7%	0.5%
Crowell & Moring	320,539	1.5%	0.4%
ATMOS Energy	293,835	1.4%	0.4%
Fourth & Madison	284,630	1.3%	0.4%
Kirkpatrick & Lockhart Preston Gates Ellis	248,982	1.2%	0.3%

MAJOR INDUSTRIAL TENANTS	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Account’s Non- Residential Properties

Meiko America	1,115,000	3.7%	1.5%
Walmart	1,099,112	3.6%	1.5%
General Electric	1,004,000	3.3%	1.4%
Priority Fulfillment	993,120	3.3%	1.4%
Regal West	968,535	3.2%	1.3%
Covidien (FKA Tyco)	800,000	2.6%	1.1%
Michelin (TNT)	756,600	2.5%	1.0%
Hewlett-Packard	708,532	2.3%	1.0%
Del Monte	689,660	2.3%	0.9%
RR Donnelley	659,157	2.2%	0.9%

MAJOR RETAIL TENANTS	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Account’s Non- Residential Properties

Walmart	944,437	4.4%	1.3%
Kohl’s	609,529	2.8%	0.8%
Goody’s	589,392	2.7%	0.8%
Publix Super Markets	565,187	2.6%	0.8%
Ross	564,927	2.6%	0.8%
Dick’s Sporting Goods	522,486	2.4%	0.7%
PetSmart	496,595	2.3%	0.7%
Michael’s	492,636	2.3%	0.7%
Bed, Bath & Beyond	455,510	2.1%	0.6%
Linens ‘N Things	426,523	2.0%	0.6%

          The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2013 and thereafter, in the Account’s commercial (non residential) properties.

OFFICE PROPERTIES Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2008	2,025,032	9.6%
2009	1,841,797	8.7%
2010	2,254,954	10.7%
2011	2,673,274	12.7%
2012	1,731,962	8.2%
2013 and thereafter	8,606,526	40.9%

Total	19,133,545	90.8%

INDUSTRIAL PROPERTIES Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2008	4,373,313	14.4%
2009	4,120,869	13.5%
2010	4,570,510	15.0%
2011	4,336,083	14.2%
2012	1,542,068	5.1%
2013 and thereafter	9,800,725	32.2%

Total	28,743,568	94.4%

RETAIL PROPERTIES Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2008	1,325,407	6.2%
2009	1,244,001	5.8%
2010	1,789,246	8.3%
2011	2,224,269	10.4%
2012	2,289,812	10.7%
2013 and thereafter	11,315,396	52.7%

Total	20,188,131	94.1%

Residential Properties

          The Account’s residential property portfolio currently consists of 21 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 10,560 units located in nine states and has a 94% average occupancy rate. One of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties.

          The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2007.

Property	Location	Number of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Portfolio	Houston, TX	2,295	1,351	$1,341
Palomino Park	Highlands Ranch, CO	1,184	1,095	$1,153
Kierland Apartment Portfolio	Scottsdale, AZ	1,000	1,047	$1,260
Phoenix Apartment Portfolio	Greater Phoenix Area, AZ	1,176	1,094	$1,122
Legacy at Westwood	Los Angeles, CA	187	1,181	$4,212
The Colorado	New York, NY	256	617	$3,173
Larkspur Courts	Larkspur, CA	248	1,001	$2,382
Ashford Meadows	Herndon, VA	440	1,057	$1,493
1050 Lenox Park	Atlanta, GA	407	1,023	$1,386
Regents Court	San Diego, CA	251	884	$2,208
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	550	906	$1,109
Caruth at Lincoln Park	Dallas, TX	338	1,168	$1,723
Glenridge Walk	Atlanta, GA	296	1,142	$1,409
The Reserve at Sugarloaf	Duluth, GA	333	1,222	$1,175
The Lodge at Willow Creek	Denver, CO	316	996	$1,082
The Maroneal	Houston, TX	309	926	$1,224
Westcreek Apartments	Westlake Village, CA	126	951	$2,019
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	$1,264
Fairways at Carolina	Margate, FL	208	1,026	$1,181
The Royal St. George Apartments	West Palm Beach, FL	224	870	$1,094
Quiet Waters Apartments	Deerfield Beach, FL	200	1,048	$1,241

ITEM 3.          LEGAL PROCEEDINGS. The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

          (a) Market Information. There is no established public trading market for participating interests in the TIAA Real Estate Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets. For the period from January 1, 2007 to December 31, 2007, the high and low accumulation unit values for the Account were $311.4142 and $273.5860, respectively. For the period January 1, 2006 to December 31, 2006, the high and low accumulation unit values for the Account were $273.6530 and $239.9535, respectively.

          Approximate Number of Holders. The number of contract owners at December 31, 2007 was 1,050,000.

          Dividends. Not applicable.

          (b) Use of Proceeds: Not applicable.

          (c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

          The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this report.

	Years Ended December 31,

	2007	2006	2005	2004	2003

Investment income:
Real estate income, net	$529,412,759	$444,782,843	$340,089,550	$239,429,500	$224,938,080
Income from real estate joint ventures and limited partnerships	93,724,569	60,788,998	71,826,443	71,390,397	31,989,569
Dividends and interest	141,913,253	135,407,210	70,999,212	27,508,560	19,461,931

Total investment income	765,050,581	640,979,051	482,915,205	338,328,457	276,389,580
Expenses	140,294,447	83,448,664	56,100,197	36,728,425	31,654,065

Investment income, net	624,756,134	557,530,387	426,815,008	301,600,032	244,735,515
Net realized and unrealized gain on investments and mortgage loans payable	1,438,434,738	1,056,670,295	765,970,272	414,580,303	58,837,371

Net increase in net assets resulting from operations	2,063,190,872	1,614,200,682	1,192,785,280	716,180,335	303,572,886
Participant transactions	1,464,653,415	1,969,780,728	2,110,375,836	1,735,947,490	813,860,715

Net increase in net assets	$3,527,844,287	$3,583,981,410	$3,303,161,116	$2,452,127,825	$1,117,433,601

	Years Ended December 31,

	2007	2006	2005	2004	2003

Total assets	$19,232,767,244	$15,759,961,333	$11,685,426,413	$7,843,979,924	$4,867,089,727
Total liabilities	1,572,230,445	1,627,268,821	1,136,715,311	598,429,938	73,667,566

Total net assets	$17,660,536,799	$14,132,692,512	$10,548,711,102	$7,245,549,986	$4,793,422,161

Number of accumulation units outstanding	55,105,718	50,146,354	42,623,491	33,337,597	24,724,183

Net asset value, per accumulation unit	$311.41	$273.65	$239.95	$210.44	$186.94

Mortgage loans payable	$1,392,092,982	$1,437,149,148	$973,502,186	$499,479,256	$—

Quarterly Selected Financial Information

          The following selected unaudited financial data for each full quarter of 2007 and 2006 are derived from the financial statements of the Account for the years ended December 31, 2007 and 2006. Certain amounts below have been reclassified in accordance with the reclassifications discussed in Note 1 of the Notes to Financial Statements.

	2007

	For the Three Months Ended				Year Ended

	March 31	June 30	September 30	December 31	December 31

Investment income, net	$142,720,924	$158,634,655	$155,766,287	$167,634,268	$624,756,134
Net realized and unrealized gain on investments and mortgage loans payable	436,763,627	355,602,333	442,916,313	203,152,465	1,438,434,738

Net increase in net assets resulting from operations	$579,484,551	$514,236,988	$598,682,600	$370,786,733	$2,063,190,872

Total return	4.02%	3.31%	3.66%	2.15%	13.80%

	2006

	For the Three Months Ended				Year Ended

	March 31	June 30	September 30	December 31	December 31

Investment income, net	$118,718,422	$135,473,310	$149,429,649	$153,909,006	$557,530,387
Net realized and unrealized gain on investments and mortgage loans payable	228,328,042	411,291,318	290,628,996	126,421,939	1,056,670,295

Net increase in net assets resulting from operations	$347,046,464	$546,764,628	$440,058,645	$280,330,945	$1,614,200,682

Total return	3.21%	4.69%	3.43%	2.04%	14.04%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors,” which begins on page 4. The past performance of the Account is not indicative of future results.

Forward-Looking Statements

          Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. Forward-looking statements involve risks and uncertainties, some of which are referenced in the section of the Form 10-K entitled “Item 1A. Risk Factors” and in this report below and also in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

2007 Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in high quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in either single-family residential real estate or residential mortgage-backed securities. Performance of commercial real estate during 2007 was positive as U.S. economic growth continued to support real estate market fundamentals. Investor demand for commercial real estate remained strong through much of the year. According to Real Capital Analytics, a primary source of commercial real estate transaction data, transactional volume reached a record $430 billion in 2007, a 34% increase over the $322 billion recorded in 2006. Large transactions which contributed to 2007’s record breaking results included the privatization of Archstone Smith and Equity Office Properties. While sales were strong for the year as a whole, sales slowed dramatically in the fourth quarter as capital markets uncertainties escalated. Sales activity in the quarter declined by roughly 33% compared with the fourth quarter of 2006.

          The shift in capital market conditions that materialized in the summer and fall of 2007 was the conclusion of a capital markets cycle phase characterized by plentiful capital, inexpensive and abundant debt, and increasingly aggressive risk pricing for all asset types. As deteriorating credit in sub-prime residential mortgages became evident in 2007, the value of structured securities containing those mortgages plunged and effectively closed down demand for new issues of such securities. The loss of confidence in this sector of the market ignited, in turn, a re-evaluation of risk pricing through-out the capital markets. Credit spreads on corporate debt, conventional commercial mortgages and commercial mortgage-backed securities (CMBS) have widened to levels not seen since the last recession. CMBS new issuances have all but halted as a loss of confidence spilled over from sub-prime residential mortgages. Various specialty instruments have withered as well, also largely the result of this loss of confidence. The risk repricing brought the long phase of commercial real estate capitalization rate compression to a halt. By year end 2007, cap rates showed slight widening across certain property types though based on very few transactions. The slowing in transactions probably reflects both heightened uncertainty as market participants wait out the capital markets volatility and the constraining effect of less available and more expensive commercial mortgage financing.

          In the public sector, REITs performed poorly during most of 2007, despite healthy real estate market fundamentals. After a seven year run of above-average returns, REIT returns as indicated by the Dow Jones Wilshire Real Estate Securities Index were a negative 17.7% for the year as compared with a gain of 5.5% for the S&P 500. Several REITs were taken private during the year at what turned out to be peak prices; those that remained public saw their share prices decline. Because of their liquidity, REIT returns have historically been more volatile than commercial property returns, as stock market investors will often move money between sectors based on swings in sentiment and other factors. While the Account does invest in REITs, these holdings amount to less than 5% of the total value of the Account as of December 31, 2007.

          The U.S. economy continued to expand in 2007; however, growth slowed measurably over the course of the year due in large part to the slowdown in the housing market. Home prices declined across the nation, and the number of residential mortgage delinquencies increased, particularly among borrowers who bought homes with adjustable rate mortgages. Housing construction dropped sharply over the course of the year as inventories of unsold homes increased and mortgage lenders tightened lending standards.

          Historically, there has not been a direct link between the performance of commercial real estate and single-family housing due to the different market fundamentals that drive each. In its January 2008 “Beige Book”, which reports on economic conditions in the 12 Federal Reserve Districts, the Federal Reserve characterized commercial real estate activity at year-end 2007 as generally stable, with some markets reporting little to no change while others reported a slight easing. By comparison, according to the Beige Book, “residential real estate conditions continued to be weak in all districts”.

          Nonetheless, the performance of the single-family housing market has had an indirect impact on commercial real estate markets. For example, bankruptcies of subprime mortgage lenders have negatively affected office space demand in Orange County, California, where several of the largest subprime lenders were headquartered. The Account has minimal exposure to the Orange County market, with one investment totaling $64 million, or 0.3% of total Account value. Similarly, job losses in the financial services sector can affect retail market conditions since financial services jobs are among the most highly paid. While retail sales softened nationally in 2007, the impact has been minimal in the Account’s primary retail markets to date.

          During the second half of 2007, as the national economy continued to weaken and the housing market downturn deepened, the Federal Open Market Committee (“FOMC”) cut the federal funds rate three times, first by 50 basis points (0.50%) in September, and then by another 25 basis points (0.25%) in both October and December. In early-2008, the Federal Reserve lowered the federal funds rate two more times by a total of 125 basis points (1.25%). Cuts in interest rates are designed to spur economic activity by increasing consumer spending and business borrowing. The effects of cuts in the federal funds rate and other Federal Reserve actions often take 6-9 months to become evident, and the Federal Reserve will be watching for signs that its cuts have stimulated economic activity. While credit markets remain constrained as of early 2008, the Federal Reserve’s efforts to stimulate economic activity through cuts in the federal funds rate give management reason to believe that the economic and capital markets environment will provide fundamental support for U.S. commercial real estate markets in 2008.

Investments as of December 31, 2007

          As of December 31, 2007, the Account had total net assets in the amount of $17,660,536,799, a 3% increase from the end of the third quarter of 2007 and a 25% increase from year-end 2006. The growth in net assets was due to the continued positive inflow of premiums and net transfers into the Account, combined with a 12% increase in net investment income and capital appreciation on the Account’s investment portfolio during the year ended December 31, 2007, as compared to 2006.

          As of December 31, 2007, the Account owned a total of 111 real estate property investments (99 of which were wholly-owned, 12 of which were held in joint ventures) and one remaining equity interest in a joint venture, which sold its real estate investments during the third quarter of 2007, representing 77.9% of the Account’s total investment portfolio. The real estate portfolio included 46 office properties (5 of which were held in joint ventures and one located in London, England), 27 industrial properties (including one held in a joint venture), 21 apartment complexes, 16 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 111 real estate property investments, 20 are subject to debt (including seven joint venture property investments). Total debt on the Account’s wholly-owned real estate portfolio as of December 31, 2007 was $1,392,092,982 representing 7.9% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of December 31, 2007 was $3,383,875,582 representing 19.2% of Total Net Assets. The Account currently has no fund-level debt.

          During 2007, the Account purchased 7 property investments, one of which was a joint venture interest in a portfolio containing 65 retail properties, for a total net equity investment of $1.7 billion. These purchases were diversified by both location (16 states and Paris, France) and by sector. The properties are listed in the chart below:

Property Investments Acquired in 2007

Property Name	Property Type	City	State	Net Acquisition Cost	Joint Venture/ % Interest	Third Party Debt	Gross Acquisition Cost

Camelback Center	Office	Phoenix	AZ	$75,743,245	No	$—	$75,743,245
DDR Retail Portfolio	Retail	various	various	1,043,213,518	Yes - 85%	1,531,873,092	2,575,086,610
Printemps de l’Homme	Retail	Paris	France	259,842,066	No	—	259,842,066
Preston Sherry Plaza	Office	Dallas	TX	45,211,077	No	—	45,211,077
Champlin Marketplace	Retail	Champlin	MN	18,352,263	No	—	18,352,263
Pacific Plaza	Office	San Diego	CA	118,221,017	No	8,922,033	127,143,050
Seneca Industrial Park	Industrial	Pembroke Park	FL	122,334,422	No	—	122,334,422

Total				$1,682,917,608		$1,540,795,125	$3,223,712,733

          The Account also sold 15 property investments and 5 properties from larger portfolios for approximately $801.8 million. We believe that these properties had either maximized in value, under-performed, or represented properties needing significant capital infusions in the future, which could have had a negative impact on the Account’s overall performance. The properties sold had a cumulative realized gain of approximately $199.1 million. The properties are listed below:

Property Investments Sold in 2007

Property Name	Property Type	City	State	Net Sales Price (less selling exp)

Greens at Metrowest	Apartment	Orlando	FL	$21,656,260
Eastgate Distribution Center	Industrial	San Diego	CA	31,800,127
Woodcreek III-Chicago Industrial (1)	Industrial	Bollingbrook	IL	6,717,149
IDI Kentucky	Industrial	Hebron	KY	66,981,460
Corporate Lakes-Atlanta Industrial (1)	Industrial	Atlanta	GA	30,653,575
Landmark at Salt Lake City	Industrial	Salt Lake City	UT	16,176,540
2101 Design Road-Dallas Industrial Portfolio (1)	Industrial	Arlington	TX	9,279,890
1155 Harvester-Chicago CalEast Portfolio (1)	Industrial	West Chicago	IL	8,727,620
Memphis Portfolio	Industrial	Memphis	TN	61,485,333
Mideast RA Industrial Portfolio	Industrial	New Castle	DE	15,207,210
Mountain RA Industrial Portfolio	Industrial	Phoenix	AZ	9,014,952
Sabre Street-Northern CA RA Industrial (1)	Industrial	Hayward	CA	6,547,463
Batterymarch Park II	Office	Quincy	MA	17,291,200
161 N. Clark Street (75% Account Interest)	Office	Chicago	IL	239,493,750
Butterfield Industrial Park	Industrial	El Paso	TX	5,035,162
Legends at Chase Oaks	Apartment	Plano	TX	36,631,000
Sawgrass Office Portfolio	Office	Sunrise	FL	85,656,950
10 Waterview	Office	Parsippany	NJ	36,633,763
9 Hutton Centre	Office	Santa Ana	CA	36,535,781
One Monument Place	Office	Fairfax	VA	60,263,855

Total				$801,789,040

(1) Partial sale of a single building which was part of an existing portfolio

          In addition to the acquisition and sales activity, the Account entered into a commitment to purchase a limited partnership interest in the amount of $50 million in a real estate fund providing mezzanine financing on commercial real estate, and refinanced the debt on West Town Mall, reducing the interest rate from 6.90% to 6.34%, and increasing the amount of its share in the loan from $38 million to $105 million.

          Management believes that the Account’s real estate portfolio is diversified by location and property type. The largest investment, DDR Joint Venture, consists of 65 properties in 13 states, represents 5.41% of Total Investments and 6.94% of its total real estate investments. No single property investment represented more than 3.37% of Total Investments or more than 4.32% of total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan statistical area. All information is based on the values of the properties at December 31, 2007.

Diversification by Market Value

	East (27)	West (36)	South (36)	Midwest (7)	Various* (3)	Foreign** (2)	Total (111)

Office (46)	20.9%	20.1%	11.1%	1.2%	0.0%	2.9%	56.2%
Apartment (21)	1.7%	6.1%	5.0%	0.0%	0.0%	0.0%	12.8%
Industrial (27)	1.7%	6.0%	3.4%	1.4%	0.5%	0.0%	13.0%
Retail (16)	1.6%	0.9%	6.0%	0.1%	6.9%	1.9%	17.4%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.6%	0.0%	0.6%

Total (111)	25.9%	33.1%	25.5%	2.7%	8.0%	4.8%	100.0%

( )	Number of property investments in parentheses.

*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of retail properties located in various regions across the U.S.

**	Represents real estate investments in the United Kingdom and France.

***	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Top Ten Largest Real Estate Property Investments

Property Name	City	State/ Country	Property Type	Market Value ($M)(a)		% of Total Real Estate Portfolio (b)	% of Total Investments

DDR Joint Venture	Various	USA	Retail	$1,028.3	(c)	6.94%	5.41%
1001 Pennsylvania Avenue	Washington	DC	Office	$640.1	(d)	4.32%	3.37%
Fourth and Madison	Seattle	WA	Office	$487.0	(e)	3.29%	2.56%
50 Fremont	San Francisco	CA	Office	$478.0	(f)	3.23%	2.51%
1 & 7 Westferry Circus	London	UK	Office	$436.1	(g)	2.94%	2.29%
Four Oaks Place	Houston	TX	Office	$419.3		2.83%	2.21%
The Newbry	Boston	MA	Office	$389.9		2.63%	2.05%
780 Third Avenue	New York City	NY	Office	$375.0		2.53%	1.97%
Yahoo! Center	Santa Monica	CA	Office	$369.4		2.49%	1.94%
Ontario Industrial Portfolio	Ontario	CA	Industrial	$355.4	(h)	2.40%	1.87%

(a)

Value as reported in the December 31, 2007 Statement of Investments. Investments owned 100% by TIAA are reported based on market value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (DDR), and consists of 65 retail properties located in 13 states.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $428.8M.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $339.8M.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $341.0M.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $180.6M.

(h)	This property is held in a 50%/50% joint venture with Equity Office Properties Trust.

(i)	This property is shown gross of debt. The value of the Account’s interest less leverage is $346.0M.

Top Five Overall Market Exposure

Metropolitan Statistical Area (MSA)	% Leased	# of Investments	% Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	99.2%	9	8.42%
Los Angeles-Long Beach-Glendale CA	92.5%	8	5.72%
Boston-Quincy MA	96.7%	5	5.51%
San Francisco-San Mateo-Redwood City CA	94.4%	4	5.11%
Seattle-Bellevue-Everett WA	97.9%	5	4.11%

          As of December 31, 2007, the Account also held investments in real estate limited partnerships, representing 1.74% of Total Investments, real estate equity securities, representing 2.24% of Total Investments, a mortgage loan receivable representing 0.38% of Total Investments, certificates of deposit representing 2.22% of Total Investments, commercial paper representing 9.23% of Total Investments, government bonds, representing 5.82% of Total Investments, variable notes representing 0.26% of Total Investments, and bankers acceptance representing 0.20% of Total Investments.

Real Estate Market Update By Property Type

          (Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the year ended December 31, 2007 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          In 2007 the United States economy grew steadily for the first seven months and then at a pace which slowed measurably from August to the end of 2007. Employment growth, which is a crucially important influence on the demand side of commercial property markets, slowed with the economy. An estimated 1.7 million jobs were added during 2007, down significantly from 2.5 million in 2006. While the service sector expanded, job losses were concentrated in the construction (primarily residential building) and manufacturing sectors. The unemployment rate began to increase during the second half of the year, ending at 5.0%, as compared to 4.4% at the end of 2006. Despite weaker economic activity, commercial real estate fundamentals remained healthy, although varied from market to market and by property sectors during the year. In general, vacancy rates across most property types remained at or below equilibrium levels and rents grew in most markets.

          Payroll employment grew in all of the Account’s primary metropolitan areas in 2007. The Account’s top five markets based on the net equity value of the Account’s property investments were Washington, D.C., Los Angeles, Boston, San Francisco, and Seattle. Employment growth was strongest in Seattle, where the number of jobs increased by 2.8% in 2007. Payroll growth was also positive in San Francisco (2.2%), Boston (1.7%), and Washington, D.C (1.5%). Employment growth in Los Angeles registered a more modest 1.0% gain during the year. In comparison, payroll employment in the U.S. grew by 1.3%.

          Office market conditions, particularly in the primary markets, were stable over the course of 2007. Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely-used source of real estate market data, reported that U.S. office vacancies averaged

12.5% as of year-end 2007 as compared to 12.6% at year-end 2006. In comparison, at year-end 2007, the vacancy rate of the Account’s portfolio was 5.2%, which was well below the national average. The office market remained stable despite job losses in financial activities, a key office using sector. The downturn of the housing market and collapse of several of the largest subprime mortgage lenders contributed to the loss of around 21,000 jobs in the financial activities sector in the latter half of 2007. “Credit intermediation”, a category which includes subprime lenders, lost 75,000 jobs, most of which occurred during the third and fourth quarters. However, job losses in financial services were more than offset by larger gains in the professional and business services sector, which generated 314,000 jobs over the course of the year.

          Office market fundamentals remained positive in the Account’s top office markets during 2007. All of the Account’s top office markets enjoyed vacancy rates below the national average. In Washington, D.C., where the largest proportion of the Account’s office investments are concentrated, the year-end 2007 vacancy rate was 10.0%, which is below the national average but marginally above the market’s vacancy rate of 9.1% at year-end 2006. By comparison, the average vacancy rate for the Account’s Washington, D.C. properties was 0.6% at year-end 2007. Similarly, the table below shows that the average vacancy rate of the Account’s property investments is well below that of their respective markets in Boston, San Francisco, Los Angeles, and Seattle.

Sector	Metropolitan Statistical Area (MSA)	Total Sector By MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	MSA Vacancy (*)	National Average (*)

Office				5.7%		12.5%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,409	7.4%	0.6%	10.0%
2	Boston-Quincy MA	$1,014	5.3%	3.0%	10.8%
3	San Francisco-San Mateo-Redwood City CA	$874	4.6%	5.6%	9.1%
4	Los Angeles-Long Beach-Glendale CA	$719	3.8%	5.4%	10.0%
5	Seattle-Bellevue-Everett WA	$687	3.6%	3.6%	9.5%

* Source: Torto Wheaton Research

          Industrial space demand is influenced by a number of factors including the national business cycle, industrial production, international trade, as well as employment growth in the manufacturing, wholesale trade and transportation and warehousing industries. Gross Domestic Product (GDP), a basic indicator of the national economic activity, grew an estimated 2.2% in 2007, as compared with 2.9% in 2006 and 3.1% in 2005. GDP growth was especially weak in the fourth quarter of 2007 at 0.6% (a preliminary estimate), which many economists believe will remain similarly weak in the first half of 2008. Nonetheless, industrial market conditions were stable in 2007. According to Torto Wheaton Research, industrial market vacancies in the U.S. averaged 9.4% as of year-end 2007, unchanged from year-end 2006. In comparison, the average vacancy rate of the Account’s portfolio of industrial properties was 4.3% as of year-end 2007, below the national average. The average vacancy rates of the Account’s properties in its top industrial markets are as follows:

Sector	Metropolitan Statistical Area (MSA)	Total Sector By MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	MSA Vacancy (*)	National Average (*)

Industrial				4.3%		9.4%

1	Riverside-San Bernardino-Ontario CA	$488	2.6%	0.0%	9.1%
2	Chicago-Naperville-Joliet IL	$202	1.1%	0.4%	10.4%
3	Dallas-Plano-Irving TX	$201	1.1%	3.7%	10.6%
4	Los Angeles-Long Beach-Glendale CA	$145	0.8%	11.4%	4.6%
5	Atlanta-Sandy Springs-Marietta GA	$135	0.7%	2.2%	12.9%

* Source: Torto Wheaton Research

          Riverside, California, where the largest concentration of the Account’s industrial assets is located, had a year-end 2007 vacancy rate of 9.1%, slightly below the 9.4% national average. Riverside is the nation’s top industrial market due to its proximity to the Ports of Los Angeles and Long Beach where approximately 40% of the nation’s imports enter the U.S. The Account’s industrial properties in Riverside are fully leased and occupied. Although vacancy rates in Chicago and Dallas were above the national average, both markets saw vacancies decline over the course of 2007. The Account’s industrial properties in Chicago and Dallas had a vacancy rate of 0.4% and 3.7%, respectively, as of year-end 2007, which are well below their respective market averages. Vacancy rates in Atlanta averaged 12.9% as of year-end 2007, virtually unchanged from year-end 2006. In comparison, the Account’s industrial properties in Atlanta had a vacancy rate of 2.2% at year-end 2007. The only market in which the Account’s properties have a higher vacancy rate than the market average is Los Angeles, where vacancies in the Account’s industrial properties averaged 11.4% as of year-end 2007 versus the 4.6% market average. The higher vacancy rate in the Account’s properties is due to two tenants moving to other buildings following expiration of their leases.

          The rental apartment market remained relatively healthy in 2007, despite the downturn in the housing market, which resulted in increasing competition from unsold condominiums and single-family rentals being offered for rent. Preliminary data from Torto Wheaton Research indicates that vacancy rates in U.S. apartment markets averaged 4.7% as of year-end as compared with 4.8% at year-end 2006. While national vacancies were largely unchanged, markets that experienced a boom of single family and condominium construction in 2005-2006 generally experienced an increase in vacancies. These markets include Phoenix and much of Florida (e.g., Orlando, Ft. Lauderdale and Miami). The average vacancy rate for the Account’s apartment holdings was 6.5% at the end of 2007. The average vacancy rates of properties in the Account’s top apartment markets are shown below:

Sector	Metropolitan Statistical Area (MSA)	Total Sector By MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	MSA Vacancy (*)	National Average (*)

Apartment				6.5%		4.7%

1	Houston-Bay Town-Sugar Land TX	$336	1.8%	6.5%	6.9%
2	Phoenix-Mesa-Scottsdale AZ	$326	1.7%	3.5%	6.7%
3	Denver-Aurora CO	$238	1.2%	7.1%	4.6%
4	Atlanta-Sandy Springs-Marietta GA	$190	1.0%	5.2%	6.0%
5	Los Angeles-Long Beach-Glendale CA	$127	0.7%	21.0%	2.6%

* Source: Torto Wheaton Research

          As shown above, with the exception of the Account’s apartment properties in Denver and Los Angeles, the average vacancy rates of its apartment properties were generally similar to or modestly lower than their respective market averages. In Los Angeles, the Account’s single property has experienced direct competition from new rental projects. In Denver, one property has a 3% vacancy while the second property has a vacancy of 8% due to direct competition from lower priced properties.

          Retail markets weakened modestly during 2007 despite healthy consumer spending during much of the year. Preliminary data from the U.S. Department of Commerce indicated that retail and food service sales (excluding autos and auto parts) increased 5.7% in the fourth quarter of 2007 as compared to the fourth quarter of 2006. (Year-over-year comparisons are necessary to account for seasonal sales patterns.) However, a number of major retailers reported that sales were very soft during December, leading many economists to speculate that slower job growth, elevated energy prices and declining home prices has caused consumers to cut back on discretionary spending. According to Torto Wheaton Research, vacancies in neighborhood and community centers averaged 9.8% at year-end 2007, up from 8.7% at year-end 2006. In comparison, the average vacancy rate as of December 31, 2007 for the Account’s entire retail portfolio as well as its neighborhood and community centers was much lower at 2.5%, and lower than this same time in 2006 at 3.0%.

          Overall, Management believes real estate markets are at or close to equilibrium. The consistent declines in vacancy rates that occurred on a quarterly basis in recent years appear to have ended. Similarly, rent growth has slowed or leveled off in a number of markets. Management believes that this reaction of the real estate market activity is consistent with the slowing of the overall U.S. economic activity and job growth. Fortunately, markets remained balanced, and the level of construction of new commercial real estate has been moderate, and generally in-line with anticipated demand. Torto Wheaton Research projects approximately 73 million square feet of multi-tenant office space to be built in 2008, a total which is below the average of 93 million square feet that were built during the 1999-2001 construction peak. Similarly, in the industrial market, Torto Wheaton Research expects around 170 million square feet to be built in 2008, as compared with an average of nearly 250 million square feet in 1999-2001. Apartment construction is expected to total 215,000 units in 2008, which is essentially similar to the 1999-2001 average, but below the 225,000 unit average built in 2006-2007. However, Torto Wheaton’s forecast of apartment construction may ultimately prove too high given the 9% decline in permits issued for new multi-family buildings (an indicator of future construction) in 2007. Construction of new neighborhood and community centers is expected to total just over 20 million square feet in 2008, down from 36 million square feet in 2007, which is consistent with announcements by several major retailers that plan to reduce their new store openings in 2008.

Outlook for 2008

          While commercial real estate fundamentals have remained positive to date despite the capital markets turmoil of recent months, Management expects these fundamentals to weaken to some degree in the months ahead as a result of a weak economic growth environment. There is little disagreement among economic forecasters with regard to the first half of 2008;

expectations of sub-par growth are unanimous. Some forecasters are expecting mildly negative GDP growth during the first half while others are expecting weakly positive growth. While the difference might well determine whether this period is actually deemed to be a “recession”, the impact on commercial real estate will probably not differ much one way or the other. The larger question is whether economic growth will rebound materially in the second half of the year. Here, Management shares the view among more optimistic forecasters which calls for a return to near–trend growth in the third and fourth quarters largely as a result of the Federal Reserve’s interest rate cuts that began in September. This view is shared by the Federal Open Market Committee which is the policy setting arm of the Federal Reserve. As reported by Chairman Bernanke in his February 2008 Semiannual Monetary Policy Report to Congress, the FOMC members believe that GDP growth in 2008 will amount to 1.3% to 2.0% with a rebound “close to or a little above its longer-term trend” in 2009 and 2010. They also expect inflation will be “moderate” from its 2007 pace.

          With slow growth or mild recession in the first half of 2008, growth in tenant demand for office, industrial and retail space will likely slip, rent growth will likely slow or flatten out, and vacancy rates may inch up. The degree of commercial real estate market weakening will be mitigated by the generally balanced conditions that currently prevail in many if not most metro area markets. In addition, the credit market constraints now in play will likely constrain new commercial real estate construction activity in 2009. Constrained additions to supply along with the expected rebound in economic growth will set the stage for a rapid repair of fundamentals in 2009.

          Commercial real estate pricing in the near term will be largely determined by a combination of factors including the level and uncertainty associated with Treasury rates and inflation, and the general pricing of risk across all asset types. Assuming that the period of economic weakness is short-lived, Treasury rates should achieve a cycle low in the first half of the year and then slowly rebound as the economy recovers. Low Treasury rates would cushion the impact of wider cap rate spreads which, for commercial real estate, are approaching their long-term norms. Finally, pricing pressures have so far been concentrated on properties that are in less attractive locations or have less attractive investment characteristics; Management believes that such distinctions will continue in light of the ongoing strong investor demand for the most attractive properties. Nonetheless, in light of less available and more expensive commercial mortgage debt, it is possible that the number of investors pursuing commercial real estate will be smaller in 2008 than in prior years, contributing to some easing of pricing across the quality spectrum.

          Management believes that its property investments are diversified by both sector and geographic location, which will allow it to weather a continued slowdown of economic and real estate market conditions. The Account will continue to balance these fundamentals against pricing pressures when executing its core investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and any downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          Performance

          The Account’s total return was 13.80% for the year ended December 31, 2007, 24 basis points lower than the 2006 annual return of 14.04%. The Account’s overall performance on a year-to-year basis reflects the continued strong performance of the Account’s real estate property investments, including investments owned in joint ventures. This strong performance was offset by the substantial decrease in performance of its marketable securities (described in Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable).

          Commercial real estate has continued to experience historically high pricing in 2007 as capital has continued to flow into the asset class. While this increase in property pricing has positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. The Account’s total return (after expenses) over the past three, five and 10 years ended December 31, 2007 was 13.96%, 12.35% and 9.79%. The respective returns for the year ended December 31, 2006 were 13.53%, 10.22% and 9.43%.

          The Account’s total net assets grew 25.0% from December 31, 2006 to December 31, 2007. The primary drivers of this growth were a significant increase in the Account’s net realized and unrealized gains on its real estate investments including joint ventures and funds, net positive participant transactions, and an increase in the Account’s net investment income from its investment portfolio over the last twelve months. Management believes that the continued significant realized and unrealized gains on the real estate investments, including joint ventures, is due to the positive real estate market fundamentals, and the core property investment strategy upon which the Account is based. Management also believes that the continued positive net participant transfers into the Account are due to its strong long-term historic performance and its historically low return volatility relative to other available investment options.

          Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 12% higher for the year ended December 31, 2007, as compared to 2006. This increase was due to a 23% increase in net income from the Account’s real estate properties, including joint venture holdings and limited partnerships, augmented by a 5% increase in income from marketable securities, all of which was partially offset by a 68% increase in Account level expenses for the year ended 2007 as compared to 2006.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 81% and 79% of the Account’s total investment income (before deducting Account level expenses) during 2007 and 2006, respectively. The 23% increase in the Account’s total investment income was derived from its investment in real estate, joint ventures and limited partnerships. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income increased approximately 18% during the year ended December 31, 2007, as compared to the same period in 2006. This increase was primarily due to income derived from properties acquired in 2006 and 2007, which included properties with larger income streams due to their relative size. Income from real estate joint ventures and limited partnerships was $93,724,569 for the year ended December 31, 2007, as compared with $60,788,998 for the year ended December 31, 2006. This 54% increase was primarily due to an increase in gross rental income from the properties owned in joint ventures, which increased substantially with the acquisition of a joint venture interest in 65 retail properties in the first quarter of 2007. Total investment income on the Account’s investments in all marketable securities increased by 5%, from $135,407,210 for the year ended December 31, 2006 to $141,913,253 for the comparable period in 2007. This change was due to an increase in the Account’s investment income from other marketable securities, which was partially offset by a decrease in the Account’s investment income from REIT securities due to their poor performance in 2007.

          Total real estate property level expenses and taxes for wholly-owned property investments for the years ended December 31, 2007 and 2006 were $458,021,539 and $389,672,945, respectively. In 2007, operating expenses and real estate taxes represented 54% and 28% of the total real estate property level expenses and taxes, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expenses similarly represented 53%, 28% and 19% of total property level expenses, respectively, in 2006. Overall, property level expenses increased by only 18% from 2006 to 2007. The majority of this increase (83%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 17% of the overall increase. As of year-end 2007, there were 13 wholly-owned properties subject to debt, as compared to 12 properties at year-end 2006. Three of the thirteen properties with debt as of December 31, 2007 were added to the Account’s real estate portfolio in the second half of 2006; and one was added in fourth quarter 2007.

          The Account incurred overall Account level expenses for the year ended December 31, 2007 of $140,294,447, which was a 68% increase from expenses of $83,448,664 for the year ended December 31, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 25% from December 31, 2006 to December 31, 2007), increased actual expenses associated with managing the Account, due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $49,239,366 for the year ended December 31, 2007 as compared to $26,899,307 for the year ended December 31, 2006. This increase was primarily the result of higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. Further, a component of this increase (approximately $5.2 million) was the result of reconciliation, during the twelve month period ended December 31, 2007 and in accordance with the Account’s procedures, of the difference between actual and estimated expenses of the Account. In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $63,593,008 for the year ended December 31, 2007 as compared to $45,712,473 for the year ended December 31, 2006. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including costs associated with new technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $19,409,759 for the year ended December 31, 2007 as compared to $3,905,051 for the year ended December 31, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

          Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $1,438,434,738 for the year ended December 31, 2007, as compared with net realized and unrealized gains on investments and mortgage loans payable of $1,056,670,295 for the year ended December 31, 2006, a 36% year over year increase. The overall increase was primarily driven by the increase in net realized and unrealized gains on the Account’s real estate joint ventures and limited partnerships to $462,098,173 for 2007 from $217,360,271 for the year ended December 31, 2006. In addition, the Account had a strong increase in net realized and unrealized gains on the real estate properties to $1,026,007,574 for the year ended December 31, 2007 from $735,507,509 for 2006. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the solid real estate market fundamentals and continued liquidity in the commercial real estate markets. The effect of these positive conditions was to increase the value of the Account’s existing real estate assets, as reflected in the unrealized gains on the real estate properties of $898,172,653 and the realized gains on the sales of real estate properties of $127,834,921. During the year ended December 31, 2007, the Account sold nineteen wholly-owned properties, which included two apartments, five office buildings and a portfolio of several industrial properties for total net proceeds of $562.3 million, and recognized a cumulative net gain of $127.8 million. The Account also sold one joint venture, a 75% equity interest in the 161 N. Clark Street joint venture for total net proceeds of $239.5 million, and recognized a net gain of $69.9 million. The Account posted a net realized and unrealized loss on its marketable securities of $101,479,347 for the year ended December 31, 2007, as compared to a net realized and unrealized gain of $130,710,746 in the same period of 2006. The losses on the Account’s marketable securities in the year ended December 31, 2007 were primarily due to the Account’s investments in real estate equity securities (REITs). The U.S. REIT market struggled through a volatile 2007 and ended the year down by more than 17%, as compared to the strong 2006 performance where the market increased by 35%. We believe that the volatility in the REIT market was a reaction to a perceived fear of an overall slowdown in the real estate markets due to the continued problems of the subprime market, and the subsequent credit crunch.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          Performance

          The Account’s total return was 14.04% for the year ended December 31, 2006, two basis points higher than the 2005 annual return of 14.02%. The Account’s overall performance on a year-to-year basis reflected the continued strong performance of the Account’s real estate property investments and an increase in interest rates on its marketable securities.

          As of December 31, 2006 the Account’s total return (after expenses) over the prior three, five and 10 years ended December 31, 2006 was 13.53%, 10.22% and 9.43%, respectively.

          The Account’s total net assets grew 34% from December 31, 2005 to December 31, 2006. The primary drivers of this growth were significant net participant transactions, the Account’s net investment income from its investment portfolio and the Account’s realized and unrealized gains on its investments over the prior year. Management believes that the net participant transfers into the Account were due to its positive historical performance and its low return volatility relative to other available investment options.

          Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 30.6% higher for the year ended December 31, 2006, as compared to 2005. This increase was related to the increase in total net assets, which included a 35.1% increase in the Account’s real estate properties, joint venture holdings and limited partnerships.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 79% and 85% of the Account’s total investment income (before deducting Account level expenses) during 2006 and 2005, respectively. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable. The decline in the percentage of the Account’s total investment income derived from its real estate holdings was primarily due to an increase in the Account’s interest income from its marketable securities and mortgage loan receivable.

          Gross real estate rental income increased approximately 35% in the year ended December 31, 2006, as compared to 2005. This increase was primarily due to the increased number and size of the Account’s wholly-owned property investments (98 at December 31, 2005 compared to 109 at December 31, 2006). Income from real estate joint ventures and limited partnerships was $60,788,998 for the year ended December 31, 2006, as compared with $71,826,443 for the year ended December 31, 2005. This 15% decrease was due to the timing of distributions from the joint venture partners. Investment income on the Account’s investments in marketable securities increased by 91%, from $70,999,212 in 2005 to $135,407,210 in 2006. This increase was due to an increase in the number of marketable securities investments and higher interest rates in 2006.

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

          Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized gains on investments and mortgage loans payable of $1,056,670,295 for the year ended December 31, 2006, as compared with net realized and unrealized gains on investments and mortgage loans payable of $765,970,272 for the year ended December 31, 2005. The overall increase was partially driven by the increase in net realized and unrealized gains on the Account’s real estate properties to $735,507,509 for the year ended December 31, 2006 from $610,734,011 for 2005. The Account also posted substantial net realized and unrealized gains on its marketable securities of $130,710,746 for the year ended 2006, as compared to $8,770,726 in 2005. In addition, the Account had unrealized gains on its real estate joint ventures and limited partnership holdings of $217,360,271 for the year ended December 31, 2006, as compared to unrealized gains of $175,619,683 for 2005. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the positive effect of the strong inflow of capital into the real estate market from investors, combined with improved real estate market fundamentals, which had the effect of increasing the value of the Account’s existing real estate assets. This trend was also evidenced by the net realized gains on the properties sold in 2006. During the year ended December 31, 2006, the Account sold nine properties for total net proceeds, after selling expenses, of $381.9 million, for a cumulative net gain of $76.1 million, based on the properties’ capitalized costs. The unrealized gains on the Account’s marketable securities in 2006 were primarily associated with the Account’s investments in real estate equity securities.

Liquidity and Capital Resources

          At year-end 2007 and 2006, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $3,804,639,841 and $2,747,445,678, respectively. The increase in the

Account’s liquid assets was primarily due to an increase in its net investment income and the continued net positive inflow from participant transfers and premiums into the Account.

          In 2007, the Account received $1,186,870,080 in premiums and $934,307,324 in net participant transfers from TIAA, CREF Accounts and affiliated mutual funds, while, for 2006, the Account received $1,085,057,614 in premiums and $1,354,697,847 in net participant transfers. The Account’s net investment income increased from $557,530,387 for the year ended December 31, 2006 to $624,756,134 for the year ended December 31, 2007.

          The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s expense needs and participant redemption requests (i.e., cash withdrawals, benefits, or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet participant transfer or cash withdrawal requests, TIAA’s general account will purchase accumulation units (liquidity units) in accordance with TIAA’s liquidity guarantee to the Account.

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

Contractual Obligations

          The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2007:

	Amounts Due During Years Ending December 31,

	2008	2009	2010	2011	2012	Thereafter	Total

Mortgage Loans Payable:
Principal Payments	$736,371	$788,911	$2,161,722	$10,241,993	$269,313,872	$1,144,614,574	$1,427,857,443
Interest Payments(1)	83,561,479	83,440,048	83,353,568	82,863,631	80,543,446	124,780,243	538,542,415

Total Mortgage Loans Payable	84,297,850	84,228,959	85,515,290	93,105,624	349,857,318	1,269,394,817	1,966,399,858
Commitment to Purchase Leasehold Interest(2)	42,728,299	—	—	—	—	—	42,728,299
Other Commitments(3)	87,562,894	—	—	—	—	—	87,562,894

Total Contractual Obligations	$214,589,043	$84,228,959	$85,515,290	$93,105,624	$349,857,318	$1,269,394,817	$2,096,691,051

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2007.

(2)	The Account purchased this leasehold interest on February 12, 2008.

(3)	This includes the Account’s commitment to purchase interest in six limited partnerships and to purchase shares in a private real estate equity investment trust.

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

          Management believes that the following policies related to the valuation of the Account’s assets reflected in the Account’s historical financial statements affect the significant judgments, estimates and assumptions used in preparing its historical financial statements:

          Valuation of Real Estate Properties

          Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle with an independent appraisal value completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

          New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and is effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 did not have a significant impact on the Account’s financial position and results of operations.

          In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This statement is effective January 1, 2008 for the Account. The Account has assessed the impact of Statement No. 157 and determined that it will not significantly change the Account’s financial position and results of operations at the effective date.

          In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account effectively adopted Statement 159 on January 1, 2008 and plans to report all existing and future Mortgage Loans Payable at fair value using this Statement. Historically, the Account recorded Mortgage Loans Payable at fair value. The Account has assessed the impact of Statement 159 in comparison to historical reporting and determined that it will not significantly change the Account’s financial position and results of operations.

          In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. Management of the Account will continue to monitor FASB developments and will evaluate the financial reporting implications to the Account, as necessary.

          In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Account is currently assessing the impact that Statement No. 141(R) will have on its financial position and results of operations.

          In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Account is currently assessing the potential impact that Statement No. 160 will have on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2007 represented 79.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

          As of December 31, 2007, 20.3% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities include real estate equity securities, commercial mortgage-backed securities (CMBS), and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

TIAA has established and maintains an effective system of internal controls over financial reporting designed to provide reasonable assurance that assets are properly safeguarded, that transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA’s internal audit personnel provide regular reviews and assessments of the internal controls and operations of the Account, and the Senior Vice President of Internal Audit regularly reports to the Audit Committee of the TIAA Board of Trustees.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying financial statements for the years ended December 31, 2007, 2006 and 2005. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s financial statements.

The Audit Committee of the TIAA Board of Trustees, comprised entirely of independent, non-management trustees, meets regularly with management, representatives of the independent registered public accounting firm and internal audit group personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual independent audit of the Account’s financial statements, the New York State Insurance Department and other state insurance departments regularly examine the operations and financial statements of the Account as part of their periodic corporate examinations.

March 20, 2008	/s/ Herbert M. Allison, Jr.

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

Rosalie J. Wolf, Audit Committee Chair
Glenn A. Britt, Audit Committee Member
Donald K. Peterson, Audit Committee Member
David L. Shedlarz, Audit Committee Member

March 20, 2008

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2007	December 31, 2006

ASSETS
Investments, at value:
Real estate properties (cost: $9,804,488,802 and $9,462,471,032)	$11,983,715,574	$10,743,487,689
Real estate joint ventures and limited partnerships (cost: $2,260,919,575 and $1,413,322,924)	3,158,870,373	1,948,028,002
Marketable securities:
Real estate-related (cost: $439,154,248 and $569,326,795)	426,630,212	704,922,323
Other (cost: $3,371,895,300 and $2,038,681,194)	3,371,865,684	2,038,938,210
Mortgage loans receivable (cost: $75,000,000 and $75,000,000)	72,519,684	74,660,626

Total investments (cost: $15,951,457,925 and $13,558,801,945)	19,013,601,527	15,510,036,850

Cash	6,143,945	3,585,145

Due from investment advisor	11,195,734	8,461,793

Other	201,826,038	237,877,545

TOTAL ASSETS	19,232,767,244	15,759,961,333

LIABILITIES

Mortgage loans payable—Note 5 (principal outstanding: $1,427,857,443 and $1,415,032,586)	1,392,092,982	1,437,149,148

Payable for securities transactions	866,209	1,219,323

Accrued real estate property level expenses	154,638,976	169,657,402

Security deposits held	24,632,278	19,242,948

TOTAL LIABILITIES	1,572,230,445	1,627,268,821

NET ASSETS

Accumulation Fund	17,160,703,167	13,722,700,176

Annuity Fund	499,833,632	409,992,336

TOTAL NET ASSETS	$17,660,536,799	$14,132,692,512

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 6 and 7	55,105,718	50,146,354

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$311.41	$273.65

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2007	2006	2005

INVESTMENT INCOME
Real estate income, net:
Rental income	$987,434,298	$834,455,788	$618,633,580

Real estate property level expenses and taxes:
Operating expenses	247,473,125	207,452,982	150,501,136
Real estate taxes	126,925,585	110,059,852	88,014,264
Interest expense	83,622,829	72,160,111	40,028,630

Total real estate property level expenses and taxes	458,021,539	389,672,945	278,544,030

Real estate income, net	529,412,759	444,782,843	340,089,550
Income from real estate joint ventures and limited partnerships	93,724,569	60,788,998	71,826,443
Interest	129,473,616	118,621,441	54,114,448
Dividends	12,439,637	16,785,769	16,884,764

TOTAL INCOME	765,050,581	640,979,051	482,915,205

Expenses—Note 2:
Investment advisory charges	49,239,366	26,899,307	19,603,225
Administrative and distribution charges	63,593,008	45,712,473	27,130,406
Mortality and expense risk charges	8,052,314	6,931,833	6,196,549
Liquidity guarantee charges	19,409,759	3,905,051	3,170,017

TOTAL EXPENSES	140,294,447	83,448,664	56,100,197

INVESTMENT INCOME, NET	624,756,134	557,530,387	426,815,008

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on:
Real estate properties	127,834,921	76,137,064	76,164,380
Real estate joint ventures and limited partnerships	70,765,537	—	8,599,762
Marketable securities	47,179,736	10,257,108	36,871,417

Total realized gain on investments	245,780,194	86,394,172	121,635,559

Net change in unrealized appreciation (depreciation) on:
Real estate properties	898,172,653	659,370,445	534,569,631
Real estate joint ventures and limited partnerships	391,332,636	217,360,271	167,019,921
Marketable securities	(148,659,083)	120,453,638	(28,100,691)
Mortgage loan receivable	(2,140,942)	(339,374)	—
Mortgage loans payable	53,949,280	(26,568,857)	(29,154,148)

Net change in unrealized appreciation on investments and mortgage loans payable	1,192,654,544	970,276,123	644,334,713

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,438,434,738	1,056,670,295	765,970,272

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,063,190,872	$1,614,200,682	$1,192,785,280

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,

	2007	2006	2005

FROM OPERATIONS
Investment income, net	$624,756,134	$557,530,387	$426,815,008
Net realized gain on investments	245,780,194	86,394,172	121,635,559
Net change in unrealized appreciation on investments and mortgage loans payable	1,192,654,544	970,276,123	644,334,713

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	2,063,190,872	1,614,200,682	1,192,785,280

FROM PARTICIPANT TRANSACTIONS
Premiums	1,186,870,080	1,085,057,614	968,189,436
Net transfers from TIAA	153,136,947	215,893,898	172,305,147
Net transfers from CREF Accounts	832,782,037	1,154,122,836	1,238,160,587
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	(51,611,660)	(15,318,887)	24,967,250
Annuity and other periodic payments	(95,776,359)	(65,192,000)	(44,487,142)
Withdrawals and death benefits	(560,747,630)	(404,782,733)	(248,759,442)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	1,464,653,415	1,969,780,728	2,110,375,836

NET INCREASE IN NET ASSETS	3,527,844,287	3,583,981,410	3,303,161,116

NET ASSETS
Beginning of period	14,132,692,512	10,548,711,102	7,245,549,986

End of period	$17,660,536,799	$14,132,692,512	$10,548,711,102

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,063,190,872	$1,614,200,682	$1,192,785,280
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(639,704,090)	(2,016,229,061)	(1,864,646,776)
Amortization of discount on debt	530,626	461,761	170,352
Capital improvements on real estate properties	(133,714,188)	(117,041,456)	(83,150,771)
Proceeds from sale of real estate properties	568,120,000	387,290,000	511,500,399
Net increase in other investments	(1,904,858,906)	(836,478,000)	(1,313,958,742)
Increase in mortgage loan receivable	—	(74,660,626)	—
Decrease (increase) in other assets	33,317,566	(47,865,701)	(80,412,203)
Decrease in amounts due to bank	—	—	(231,476)
Increase (decrease) in accrued real estate property level expenses and taxes	(15,018,427)	23,868,125	60,829,395
Increase in security deposits held	5,389,330	2,812,909	2,670,715
Increase (decrease) in other liabilities	(353,114)	225,514	(1,162,347)
Net realized gain on investments	(245,780,194)	(86,394,172)	(121,635,559)
Net unrealized gain on investments and mortgage loans payable	(1,192,654,544)	(970,276,123)	(644,334,713)

NET CASH USED IN OPERATING ACTIVITIES	(1,461,535,069)	(2,120,086,148)	(2,341,576,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan acquired	—	153,000,000	232,585,341
Principal payments on mortgage loans payable	(559,546)	(320,805)	(173,361)
Premiums	1,186,870,080	1,085,057,614	968,189,436
Net transfers from TIAA	153,136,947	215,893,898	172,305,147
Net transfers from CREF Accounts	832,782,037	1,154,122,836	1,238,160,587
Net transfers from (to) TIAA-CREF Institutional Mutual Funds	(51,611,660)	(15,318,887)	24,967,250
Annuity and other periodic payments	(95,776,359)	(65,192,000)	(44,487,142)
Withdrawals and death benefits	(560,747,630)	(404,782,733)	(248,759,442)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,464,093,869	2,122,459,923	2,342,787,816

NET INCREASE IN CASH	2,558,800	2,373,775	1,211,370
CASH
Beginning of period	3,585,145	1,211,370	—

End of period	$6,143,945	$3,585,145	$1,211,370

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$83,063,017	$68,034,179	$38,267,618

Debt assumed in acquisition of properties	$8,922,033	$288,950,559	$211,400,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, they are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity for operating expenses, capital expenditures and benefit payments.

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

Reclassifications: During 2007, the Account determined that its pro rata share of 2006 undistributed earnings from joint venture investments totaling approximately $24 million was reported as income from real estate joint ventures and limited partnerships for the year ended December 31, 2006 when the Account should have reported this amount as unrealized appreciation on real estate joint ventures and limited partnerships. Accordingly, the Statement of Operations for the year ended December 31, 2006 has been adjusted to reflect a reclassification of these undistributed earnings to unrealized appreciation on real estate joint ventures and limited partnerships equal to this amount. There is no impact to the Account’s total assets, total net assets or net asset value per accumulation unit for the periods presented as a result of this reclassification.

Certain other prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not affect the total assets, total net assets or net increase in net assets previously reported.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued at their respective purchase prices (including acquisition costs). Subsequently, the properties are valued on a quarterly cycle with an independent appraisal value completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and certain limited partnerships are stated at the Account’s equity in the net assets of the underlying entities, and for the joint ventures, are adjusted to value their real estate holdings and mortgage notes payable at fair value. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, that occurs prior to the dissolution of the investee entity.

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange.

Debt securities, other than money market instruments, are valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix that has various types of money market instruments along one axis and various maturities along the other. Portfolio securities and certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole.

Mortgage Loans Receivable: Mortgage loans receivable are initially valued at the face amount of the mortgage loan funding as representive of fair value. Subsequently, mortgage loans receivable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral.

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

Note 2—Management Agreements and Arrangements

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

Through December 31, 2007, administrative and distribution services for the Account are provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the Financial Industry Regulatory Authority.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in the Condensed Financial Information disclosed in Note 6.

Effective January 1, 2008, the Account entered into a Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “New Distribution Agreement”), dated as of January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and Services.

Pursuant to the New Distribution Agreement, distribution services for the Account, which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations, and (iii) providing assistance in designing, installing and providing administrative services for contract owners or institutions, will be performed by Services. The New Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.

Effective January 1, 2008, the administrative functions previously performed for the Account by Services, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership, and (viii) otherwise assisting generally in all aspects of the Account’s operations, will be performed by TIAA.

Both distribution services (pursuant to the New Distribution Agreement) and administrative services will continue to be provided to the Account by Services and TIAA, as applicable, on an at cost basis.

Note 3—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2058. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows:

Years Ending December 31,

2008	$975,895,973
2009	906,194,738
2010	797,243,797
2011	659,462,763
2012	549,590,444
2013-2058	1,934,542,421

Total	$5,822,930,136

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 4—Investment in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage notes payable on the properties owned. At December 31, 2007, the Account held 12 joint venture investments with non-controlling ownership interest percentages that ranged from 50% to 85%. The Account’s allocated portion of the mortgage notes payable was $1,991,782,600 and $472,167,225 at December 31, 2007 and December 31, 2006, respectively. The Account’s equity in the joint ventures at December 31, 2007 and December 31, 2006 was $2,827,508,939 and $1,668,744,951, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below.

	December 31, 2007	December 31, 2006

Assets
Real estate properties, at value	$7,001,687,137	$3,650,902,513
Other assets	99,798,401	63,839,503

Total assets	$7,101,485,538	$3,714,742,016

Liabilities and Equity
Mortgage loans payable, at value	$2,707,160,513	$875,560,195
Other liabilities	64,738,173	47,949,271

Total liabilities	2,771,898,686	923,509,466
Equity	4,329,586,852	2,791,232,550

Total liabilities and equity	$7,101,485,538	$3,714,742,016

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Operating Revenues and Expenses
Revenues	$534,468,876	$299,078,956	$270,519,206
Expenses	315,076,922	157,806,671	142,782,169

Excess of revenues over expenses	$219,391,954	$141,272,285	$127,737,037

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s non-controlling ownership interest percentages. At December 31, 2007, the Account held five limited partnership investments with non-controlling ownership interest percentages that ranged from 5.27% to 18.45%. The Account’s investment in limited partnerships was $331,361,434 and $279,283,051 at December 31, 2007 and December 31, 2006, respectively.

Note 5—Mortgage Loans Payable

At December 31, 2007, the Account had outstanding mortgage loans payable on the following properties:

Property	Interest Rate Percentage and Payment Frequency	Amount December 31, 2007	Due

50 Fremont	6.40 paid monthly	$135,000,000	August 21, 2013
Ontario Industrial Portfolio (a,b)	7.42 paid monthly	8,917,619	May 1, 2011
Fourth & Madison	6.40 paid monthly	145,000,000	August 21, 2013
1001 Pennsylvania Ave	6.40 paid monthly	210,000,000	August 21, 2013
99 High Street	5.52 paid monthly	185,000,000	November 11, 2015
Reserve at Sugarloaf (a)	5.49 paid monthly	25,891,337	June 1, 2013
1 & 7 Westferry Circus	5.40 paid quarterly (c)	267,188,869	November 15, 2012
Lincoln Centre	5.51 paid monthly	153,000,000	February 1, 2016
Wilshire Rodeo Plaza (b)	5.28 paid monthly	112,700,000	April 11, 2014
1401 H Street (b)	5.97 paid monthly	115,000,000	December 7, 2014
South Frisco Village (b)	5.85 paid monthly	26,250,559	June 1, 2013
Pacific Plaza (a)	5.55 paid monthly	8,909,059	September 1, 2013
Publix at Weston Commons (b)	5.08 paid monthly	35,000,000	January 1, 2036

Total principal outstanding		1,427,857,443
Unamortized discount		(4,746,752)

Amortized principal		1,423,110,691
Fair value adjustment		3,585,820
Cumulative foreign currency translation		(34,603,529)

Total mortgage loans payable		$1,392,092,982

(a)	The mortgage is adjusted monthly for principal payments.

(b)	The mortgage was acquired at a discount which is amortized monthly.

(c)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars using the exchange rate as of December 31, 2007. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed.

Principal on mortgage loans payable is due as follows:

Amount

2008	$736,371
2009	788,911
2010	2,161,722
2011	10,241,993
2012	269,313,872
Thereafter	1,144,614,574

Total maturities	$1,427,857,443

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	Years Ended December 31,

	2007	2006	2005	2004	2003

Per Accumulation Unit data:
Rental income	$17.975	$16.717	$15.604	$13.422	$15.584
Real estate property level expenses and taxes	8.338	7.807	7.026	5.331	5.890

Real estate income, net	9.637	8.910	8.578	8.091	9.694
Other income	4.289	3.931	3.602	3.341	2.218

Total income	13.926	12.841	12.180	11.432	11.912
Expense charges (1)	2.554	1.671	1.415	1.241	1.365

Investment income, net	11.372	11.170	10.765	10.191	10.547
Net realized and unrealized gain (loss) on investments and mortgage loans payable	26.389	22.530	18.744	13.314	2.492

Net increase in Accumulation Unit Value	37.761	33.700	29.509	23.505	13.039
Accumulation Unit Value:
Beginning of year	273.653	239.953	210.444	186.939	173.900

End of year	$311.414	$273.653	$239.953	$210.444	$186.939

Total return	13.80%	14.04%	14.02%	12.57%	7.50%
Ratios to Average Net Assets:
Expenses (1)	0.87%	0.67%	0.63%	0.63%	0.76%
Investment income, net	3.88%	4.49%	4.82%	5.17%	5.87%
Portfolio turnover rate:
Real estate properties	5.59%	3.62%	6.72%	2.32%	5.12%
Marketable securities	13.03%	51.05%	77.63%	143.47%	71.83%
Accumulation Units outstanding at end of year (in thousands)	55,105	50,146	42,623	33,338	24,724
Net assets end of year (in thousands)	$17,660,537	$14,132,693	$10,548,711	$7,245,550	$4,793,422

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2007 would be $10.892 ($9.478, $8.441, $6.572, and $7.255 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively), and the Ratio of Expenses to Average Net Assets for the year ended December 31, 2007 would be 3.71% (3.81%, 3.78%, 3.33%, and 4.04% for the years ended December 31, 2006, 2005, 2004, and 2003, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows:

	For the Years Ended December 31,

	2007	2006	2005

Credited for premiums	3,795,126	4,056,196	4,335,121
Net units credited for transfers, net disbursements and amounts applied to the Annuity Fund	1,164,238	3,466,667	4,950,773
Outstanding:
Beginning of year	50,146,354	42,623,491	33,337,597

End of year	55,105,718	50,146,354	42,623,491

Note 8—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. As of December 31, 2007, the Account had an outstanding commitment to purchase a leasehold interest in approximately 40,000 square feet of retail space located in an apartment property owned by the Account in New York and has subsequently purchased for approximately $42.7 million.

As of December 31, 2007, the Account entered into a commitment to purchase an interest in a limited partnership in the amount of $50 million. Together with the Account’s outstanding commitments to purchase interests in five other limited partnerships and to purchase shares in a private real estate equity investment trust, as of December 31, 2007, $87.6 million remains to be funded under these commitments.

The Account is party to various other claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Effective March 3, 2008, the Account has entered into an agreement with State Street Bank and Trust Company (“State Street”) to serve as the Account’s service provider to perform certain custodial functions, as well as investment accounting, recordkeeping, and valuation functions relating to portfolio transactions in securities made through the Account, and to provide other data and information as described in the agreement.

Note 9—New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and is effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 did not have a significant impact on the Account’s financial position and results of operations.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This Statement is effective January 1, 2008 for the Account. The Account has assessed the impact of Statement No. 157 and determined that it will not significantly change the Account’s financial position and results of operations at the effective date.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account effectively adopted Statement 159 on January 1, 2008 and plans to report all existing and future Mortgage Loans Payable at fair value using this Statement. Historically, the Account recorded Mortgage Loans Payable at fair value. The Account has assessed the impact of Statement 159 in comparison to historical reporting and determined that it will not significantly change the Account’s financial position and results of operations.

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. Management of the Account will continue to monitor FASB developments and will evaluate the financial reporting implications to the Account, as necessary.

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Account is currently assessing the impact that Statement No. 141(R) will have on its financial position and results of operations.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Account is currently assessing the potential impact that Statement No. 160 will have on its financial position and results of operations.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

REAL ESTATE PROPERTIES—63.04% and 69.27%
Alabama:
Inverness Center - Office building	$125,521,529		$112,256,914
Arizona:
Camelback Center - Office building	80,000,000		—
Kierland Apartment Portfolio - Apartments	170,084,494		206,100,000
Mountain RA Industrial Portfolio - Industrial building	—		6,605,429
Phoenix Apartment Portfolio - Apartments	156,109,517		182,900,000
California:
3 Hutton Centre Drive - Office building	64,200,000		59,011,323
9 Hutton Centre - Office building	—		29,000,000
50 Fremont - Office building	478,000,000	(1)	421,000,000	(1)
88 Kearny Street - Office building	123,822,200		90,310,024
275 Battery - Office building	271,917,498		231,000,000
980 9th Street and 1010 8th Street - Office building	178,000,000		168,000,000
Rancho Cucamonga Industrial Portfolio - Industrial building	133,000,000		109,000,000
Capitol Place - Office building	53,539,218		50,331,828
Centerside I - Office building	67,500,000		67,000,000
Centre Pointe and Valley View - Industrial building	34,142,741		32,385,980
Eastgate Distribution Center - Industrial building	—		25,558,962
Larkspur Courts - Apartments	97,000,000		93,043,346
Northern CA RA Industrial Portfolio - Industrial building	69,601,997		71,317,741
Ontario Industrial Portfolio - Industrial building	355,398,714	(1)	298,045,226	(1)
Pacific Plaza - Office building	127,130,076	(1)	—
Regents Court - Apartments	69,000,000		67,800,000
Southern CA RA Industrial Portfolio - Industrial building	110,718,042		97,558,473
The Legacy at Westwood - Apartments	126,579,694		110,231,593
Wellpoint - Office building	51,000,000		49,000,000
Westcreek - Apartments	39,189,673		35,300,000
West Lake North Business Park - Office building	68,621,818		61,000,000
Westwood Marketplace - Shopping center	96,562,192		91,467,954
Wilshire Rodeo Plaza - Office building	230,439,415	(1)	204,084,734	(1)
Colorado:
Palomino Park - Apartments	194,001,036		184,000,000
The Lodge at Willow Creek - Apartments	43,500,000		39,501,399
The Market at Southpark - Shopping center	35,800,000		35,800,000
Connecticut:
Ten & Twenty Westport Road - Office building	183,006,040		175,000,000
Delaware:
Mideast RA Industrial Portfolio - Industrial building	—		16,014,758
Florida:
701 Brickell - Office building	275,941,582		231,239,379
4200 West Cypress Street - Office building	48,043,650		43,100,425
Plantation Grove - Shopping center	15,400,000		15,010,406
Pointe on Tampa Bay - Office building	60,971,897		50,573,824
Publix at Weston Commons - Shopping center	55,200,000	(1)	54,411,436	(1)

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

Quiet Waters at Coquina Lakes - Apartments	$26,204,860		$24,006,100
Royal St. George - Apartments	27,000,000		25,000,000
Sawgrass Office Portfolio - Office building	—		72,000,000
Seneca Industrial Park - Industrial building	122,334,422		—
South Florida Apartment Portfolio - Apartments	68,248,605		65,099,785
Suncrest Village - Shopping center	19,500,000		17,009,378
The Fairways of Carolina - Apartments	27,207,661		25,309,965
The Greens at Metrowest - Apartments	—		21,011,825
The North 40 Office Complex - Office building	67,003,544		63,500,000
Urban Centre - Office building	135,577,463		121,000,000
France:
Printemps De L’Homme - Shopping center	279,077,542		—
Georgia:
1050 Lenox Park - Apartments	85,500,000		79,470,836
Atlanta Industrial Portfolio - Industrial building	58,300,000		77,863,416
Glenridge Walk - Apartments	52,900,000		48,710,574
Reserve at Sugarloaf - Apartments	52,000,000	(1)	49,500,000	(1)
Shawnee Ridge Industrial Portfolio - Industrial building	76,742,231		76,117,193
Illinois:
Chicago Caleast Industrial Portfolio - Industrial building	77,642,826		74,999,590
Chicago Industrial Portfolio - Industrial building	86,420,886		89,104,640
East North Central RA Industrial Portfolio - Industrial building	38,016,397		37,503,284
Oak Brook Regency Towers - Office building	86,891,650		83,200,000
Parkview Plaza - Office building	66,066,513		59,400,000
Kentucky:
IDI Kentucky Portfolio - Industrial building	—		66,552,034
Maryland:
Broadlands Business Park - Industrial building	35,500,000		35,002,731
FEDEX Distribution Facility - Industrial building	9,900,000		8,500,000
GE Appliance East Coast Distribution Facility - Industrial building	48,000,000		48,000,000
Massachusetts:
99 High Street - Office building	344,688,328	(1)	291,806,564	(1)
Batterymarch Park II - Office building	—		13,234,314
Needham Corporate Center - Office building	33,275,228		22,712,550
Northeast RA Industrial Portfolio - Industrial building	33,300,000		30,900,000
The Newbry - Office building	389,880,008		370,745,525
Minnesota:
Champlin Marketplace - Shopping center	18,375,000		—
Nevada:
UPS Distribution Facility - Industrial building	15,900,000		15,000,000
New Jersey:
10 Waterview Boulevard - Office building	—		32,100,000
Konica Photo Imaging Headquarters - Industrial building	23,500,000		23,100,000
Marketfair - Shopping center	95,500,000		94,058,427
Morris Corporate Center III - Office building	119,600,001		114,857,104
NJ Caleast Industrial Portfolio - Industrial building	42,225,000		41,920,988

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

Plainsboro Plaza - Shopping center	$51,000,000		$50,900,000
South River Road Industrial - Industrial building	53,400,000		60,600,000
New York:
780 Third Avenue - Office building	375,000,000		298,000,000
The Colorado - Apartments	113,033,240		100,000,000
Ohio:
Columbus Portfolio - Office building	26,314,686		24,600,000
Pennsylvania:
Lincoln Woods - Apartments	37,917,165		37,781,555
Tennessee:
Airways Distribution Center - Industrial building	24,300,000		24,857,278
Memphis Caleast Industrial Portfolio - Industrial building	—		52,500,000
Summit Distribution Center - Industrial building	27,500,000		26,300,000
Texas:
Butterfield Industrial Park - Industrial building	—		5,100,000	(2)
Dallas Industrial Portfolio - Industrial building	154,055,892		153,210,519
Four Oaks Place - Office building	419,270,107		306,200,984
Houston Apartment Portfolio - Apartments	296,241,497		306,042,523
Lincoln Centre - Office building	305,000,000	(1)	270,000,000	(1)
Park Place on Turtle Creek - Office building	48,282,785		44,573,669
Pinnacle Industrial /DFW Trade Center - Industrial building	46,700,000		45,874,807
Preston Sherry Plaza - Office building	45,500,000		—
South Frisco Village - Shopping center	48,500,000	(1)	47,014,065	(1)
The Caruth - Apartments	65,427,458		60,007,237
The Legends at Chase Oaks - Apartments	—		29,025,236
The Maroneal - Apartments	40,033,822		39,113,694
United Kingdom:
1 & 7 Westferry Circus - Office building	436,127,130	(1)	428,574,628	(1)
Utah:
Landmark at Salt Lake City (Building #4) - Industrial building	—		16,509,871
Virginia:
8270 Greensboro Drive - Office building	63,500,000		62,000,000
Ashford Meadows - Apartments	94,059,776		89,091,341
Monument Place - Office building	—		58,600,000
One Virginia Square - Office building	59,538,690		53,000,000
The Ellipse at Ballston - Office building	92,504,000		85,439,350
Washington:
Creeksides at Centerpoint - Office building	42,000,000		40,508,139
Fourth & Madison - Office building	487,000,000	(1)	398,990,017	(1)
Millennium Corporate Park - Office building	158,000,000		139,107,181
Northwest RA Industrial Portfolio - Industrial building	23,401,540		20,684,499
Rainier Corporate Park - Industrial building	81,160,792		69,362,219
Regal Logistics Campus - Industrial building	71,000,000		66,000,000

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

	Value

Location / Description	2007		2006

Washington DC:
1001 Pennsylvania Avenue - Office building	$640,149,632	(1)	$552,502,209	(1)
1401 H Street, NW - Office building	224,576,156	(1)	207,806,286	(1)
1900 K Street - Office building	285,000,000		255,002,226
Mazza Gallerie - Shopping center	97,000,018		86,350,179

TOTAL REAL ESTATE PROPERTIES (Cost $9,804,488,802 and $9,462,471,032)	11,983,715,574		10,743,487,689

OTHER REAL ESTATE-RELATED INVESTMENTS—16.61% and 12.56%

REAL ESTATE JOINT VENTURES—14.87% and 10.76%
CA - Colorado Center LP Yahoo! Center (50% Account Interest)	369,402,407	(3)	187,766,625	(3)
CA -Treat Towers LP Treat Towers (75% Account Interest)	118,997,021		94,023,131
GA -Buckhead LLC Prominence in Buckhead (75% Account Interest)	115,427,071		107,256,320
Florida Mall Associates, Ltd. The Florida Mall (50% Account Interest)	296,486,153	(3)	237,919,775	(3)
IL -161 Clark Street LLC 161 North Clark Street (75% Account Interest)	3,150,995	(4)	189,183,793
MA -One Boston Place REIT One Boston Place (50.25% Account Interest)	246,440,493		177,900,327
DDR TC LLC DDR Joint Venture -Various (85% Account Interest)	1,028,297,460	(3,5)	—
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	81,943,321	(3,5)	74,864,074	(3,5)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	76,536,044	(3,5)	70,348,753	(3,5)
Teachers REA IV, LLC Tyson’s Executive Plaza II (50% Account Interest)	44,178,210		40,570,382
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	260,879,060		265,396,677
West Dade Associates Miami International Mall (50% Account Interest)	109,944,638	(3)	97,300,131	(3)
West Town Mall, LLC West Town Mall (50% Account Interest)	75,826,066	(3)	126,214,963	(3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,005,340,226 and $1,168,027,179)	2,827,508,939		1,668,744,951

LIMITED PARTNERSHIPS—1.74% and 1.80%
Cobalt Industrial REIT (10.998% Account Interest)	32,840,031		26,506,381
Colony Realty Partners LP (5.27% Account Interest)	32,505,008		26,382,659
Heitman Value Partners Fund (8.43% Account Interest)	24,488,535		24,578,388
Lion Gables Apartment Fund (18.45% Account Interest)	205,162,203		179,013,211

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

	Value

Location / Description	2007	2006

MONY/Transwestern Mezzanine Fund RP (19.75% Account Interest)	$—	$454,319
MONY/Transwestern Mezz RP II (16.67% Account Interest)	36,365,657	22,348,093

TOTAL LIMITED PARTNERSHIPS (Cost $255,579,349 and $245,295,745)	331,361,434	279,283,051

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,260,919,575 and $1,413,322,924)	3,158,870,373	1,948,028,002

MARKETABLE SECURITIES—19.97% and 17.69%

REAL ESTATE-RELATED MARKETABLE SECURITIES—2.24% and 4.54%

REAL ESTATE EQUITY SECURITIES—2.24% and 3.99%

Shares			Value

2007	2006	Issuer	2007	2006

51,200	53,300	Acadia Realty Trust	1,311,232	1,333,566
—	68,700	Affordable Residential Communities LP	—	800,355
—	68,700	Affordable Residential Communities LP share rights (expired 1/23/07)	—	16,488
3,300	3,800	Alexander’s Inc.	1,165,725	1,594,670
53,100	54,400	Alexandria Real Estate Equities Inc.	5,398,677	5,461,760
164,585	166,985	AMB Property Corp.	9,473,513	9,786,991
45,100	42,500	American Campus Communities Inc.	1,210,935	1,209,975
214,600	244,900	American Financial Realty Trust	1,721,092	2,801,656
159,700	181,500	Apartment Investment & Management Co.	5,546,381	10,167,630
—	408,900	Archstone-Smith Trust	—	23,802,069
200,000	118,500	Ashford Hospitality Trust Inc.	1,438,000	1,475,325
27,500	33,300	Associated Estates Realty Corp.	259,600	457,542
132,200	138,900	AvalonBay Communities Inc.	12,445,308	18,063,945
109,100	122,400	BioMed Realty Trust Inc.	2,527,847	3,500,640
198,600	217,200	Boston Properties Inc.	18,233,466	24,300,336
148,100	171,500	Brandywine Realty Trust	2,655,433	5,702,375
86,500	94,200	BRE Properties Inc.	3,505,845	6,124,884
341,650	220,300	Brookfield Properties Corp.	6,576,763	8,664,399
93,500	105,200	Camden Property Trust	4,502,025	7,769,020
110,900	121,500	CBL & Associates Properties Inc.	2,651,619	5,267,025
74,900	74,900	Cedar Shopping Centers Inc.	766,227	1,191,659
75,400	87,600	Colonial Properties Trust	1,706,302	4,106,688
79,500	80,600	Corporate Office Properties Trust	2,504,250	4,067,882
71,100	75,500	Cousins Properties Inc.	1,571,310	2,662,885
—	179,000	Crescent Real Estate Equities Company	—	3,535,250
281,100	—	DCT Industrial Trust Inc.	2,617,041	—
205,000	204,000	Developers Diversified Realty Corp.	7,849,450	12,841,800
157,000	125,500	DiamondRock Hospitality Co.	2,351,860	2,260,255
99,000	84,100	Digital Realty Trust Inc.	3,798,630	2,878,743
164,400	123,500	Douglas Emmett Inc.	3,717,084	3,283,865

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Shares			Value

2007	2006	Issuer	2007	2006

243,000	252,100	Duke Realty Corp.	$6,337,440	$10,310,890
51,700	—	Dupont Fabros Technology	1,013,320	—
39,400	42,900	EastGroup Properties Inc.	1,648,890	2,297,724
49,900	49,900	Education Realty Trust Inc.	560,876	737,023
—	103,400	Equity Inns Inc.	—	1,650,264
37,300	38,800	Equity Lifestyle Properties Inc.	1,703,491	2,111,884
—	654,500	Equity Office Properties Trust	—	31,527,265
60,800	69,900	Equity One Inc.	1,400,224	1,863,534
452,300	544,300	Equity Residential	16,495,381	27,623,225
42,000	43,600	Essex Property Trust Inc.	4,094,580	5,635,300
108,700	120,200	Extra Space Storage Inc.	1,553,323	2,194,852
93,700	103,200	Federal Realty Investment Trust	7,697,455	8,772,000
101,300	115,300	FelCor Lodging Trust Inc.	1,579,267	2,518,152
74,700	84,300	First Industrial Realty Trust Inc.	2,584,620	3,952,827
41,600	41,600	First Potomac Realty Trust	719,264	1,210,976
384,500	423,600	General Growth Properties Inc.	15,833,710	22,124,628
62,700	69,600	Glimcher Realty Trust	895,983	1,859,016
64,200	73,800	GMH Communities Trust	354,384	749,070
360,900	—	HCP Inc	12,552,102	—
141,700	—	Health Care REIT Inc	6,332,573	—
84,600	—	Healthcare Realty Trust Inc	2,147,994	—
70,900	59,500	Hersha Hospitality Trust	673,550	674,730
—	107,500	Highland Hospitality Corp.	—	1,531,875
96,300	101,700	Highwoods Properties Inc.	2,829,294	4,145,292
55,500	64,000	Home Properties Inc.	2,489,175	3,793,280
155,800	147,900	Hospitality Properties Trust	5,019,876	7,029,687
869,070	973,570	Host Hotels & Resorts Inc.	14,808,953	23,901,143
375,400	396,700	HRPT Properties Trust	2,901,842	4,899,245
95,300	116,700	Inland Real Estate Corp.	1,349,448	2,184,624
—	84,800	Innkeepers USA Trust	—	1,314,400
54,100	59,400	Kilroy Realty Corp.	2,973,336	4,633,200
365,921	409,521	Kimco Realty Corp.	13,319,524	18,407,969
47,600	55,300	Kite Realty Group Trust	726,852	1,029,686
66,600	75,000	LaSalle Hotel Properties	2,124,540	3,438,750
151,900	167,000	Liberty Property Trust	4,376,239	8,206,380
121,000	135,900	Macerich Co./The	8,598,260	11,764,863
111,900	118,700	Mack-Cali Realty Corp.	3,804,600	6,053,700
59,900	81,000	Maguire Properties Inc.	1,765,253	3,240,000
42,300	44,000	Mid-America Apartment Communities	1,808,325	2,518,560
—	100,200	Mills Corp./The	—	2,004,000
155,200	—	Nationwide Health Properties Inc.	4,868,624	—
—	198,000	New Plan Excel Realty Trust	—	5,441,040
25,400	25,100	Parkway Properties Inc./Md	939,292	1,280,351
65,900	69,500	Pennsylvania Real Estate Investment Trust	1,955,912	2,736,910
72,200	79,300	Post Properties Inc.	2,535,664	3,624,010
427,900	462,500	Prologis	27,120,302	28,106,125

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Shares			Value

2007	2006	Issuer	2007	2006

26,900	30,200	PS Business Parks Inc.	$1,413,595	$2,135,442
214,614	241,114	Public Storage Inc.	15,754,814	23,508,615
31,500	28,500	Ramco-Gershenson Properties	673,155	1,086,990
—	157,000	Reckson Associates Realty Corp.	—	7,159,200
115,100	129,300	Regency Centers Corp.	7,422,799	10,107,381
19,300	20,600	Saul Centers Inc.	1,031,199	1,136,914
139,600	—	Senior Housing Properties Trust	3,166,128	—
373,221	412,821	Simon Property Group Inc.	32,417,976	41,814,639
98,507	86,300	SL Green Realty Corp.	9,206,464	11,458,914
36,500	33,500	Sovran Self Storage Inc.	1,463,650	1,918,880
124,300	134,700	Strategic Hotels & Resorts Inc.	2,079,539	2,935,113
27,800	30,900	Sun Communities Inc.	585,746	999,924
98,200	109,400	Sunstone Hotel Investors Inc.	1,796,078	2,924,262
52,300	58,300	Tanger Factory Outlet Centers	1,972,233	2,278,364
88,800	98,400	Taubman Centers Inc.	4,368,072	5,004,624
224,000	—	UDR, Inc.	4,446,400	—
—	250,400	United Dominion Realty Trust Inc.	—	7,960,216
17,000	—	Universal Health Realty Income Trust	602,480	—
78,500	95,400	U-Store-It Trust	719,060	1,960,470
221,800	—	Ventas Inc.	10,036,450	—
237,100	245,800	Vornado Realty Trust	20,852,945	29,864,700
77,700	85,500	Washington Real Estate Investment	2,440,556	3,420,000
133,000	148,500	Weingarten Realty Investors	4,181,520	6,847,335
—	44,700	Winston Hotels Inc.	—	592,275

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $439,154,248 and $484,071,757)			426,630,212	619,342,386

COMMERCIAL MORTGAGE-BACKED SECURITIES—0.00% and 0.55%

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

—	10,000,000	Commercial Mortgage Pass 5.450% 12/15/20	—	10,000,000
—	3,389,773	Credit Suisse Mortgage Company 5.470% 4/15/21	—	3,390,255
—	10,000,000	GS Mortgage Securities Co 5.682% 5/3/18	—	10,186,930
—	8,780,566	GS Mortgage Securities Co 5.420% 6/6/20	—	8,782,059
—	9,996,970	JP Morgan Chase Commercial 5.440% 11/15/18	—	9,996,970
—	9,298,609	Lehman Brothers Floating 5.430% 9/15/21	—	9,298,971
—	9,143,864	Morgan Stanley Capital 5.440% 7/15/19	—	9,144,605

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

—	10,000,000	Morgan Stanley Dean Witter 5.712% 2/3/16	$—	$10,137,150
—	14,642,368	Wachovia Bank Commercial 5.440% 9/15/21	—	14,642,997

TOTAL COMMERCIAL MORTGAGE-BACKED SECURITIES (Cost $0 and $85,255,038)			—	85,579,937

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $439,154,248 and $569,326,795)			426,630,212	704,922,323

OTHER MARKETABLE SECURITIES—17.73% and 13.15%

CERTIFICATES OF DEPOSIT—2.22% and .86%
—	10,000,000	American Express Bank, FSB 5.565% 1/8/07	—	10,000,235
—	1,500,000	American Express Bank, FSB 5.290% 1/12/07	—	1,499,996
—	24,000,000	American Express Bank, FSB 5.280% 1/18/07	—	23,999,578
25,000,000	—	American Express Centurion Bank 4.750% 2/4/08	25,001,875	—
20,000,000	—	American Express Centurion Bank 4.750% 2/5/08	20,001,556	—
—	25,000,000	American Express Centurion Bank 5.290% 1/3/07	—	24,999,988
—	19,165,000	American Express Centurion Bank 5.290% 1/8/07	—	19,164,962
—	20,000,000	American Express Centurion Bank 5.290% 1/9/07	—	19,999,954
10,000,000	—	Bank of Montreal 5.030% 2/14/08	10,004,439	—
45,000,000	—	Bank of Montreal 5.100% 3/7/08	45,031,437	—
25,000,000	—	Bank of Nova Scotia 5.060% 1/16/08	25,003,988	—
25,000,000	—	Barclays Bank 4.990% 2/27/08	25,012,510	—
10,000,000	—	Calyon 4.820% 1/31/08	10,001,100	—
50,000,000	—	Calyon 5.050% 3/12/08	50,032,645	—
25,000,000	—	Deutsche Bank 4.950% 1/24/08	25,004,197	—
—	3,000,000	Deutsche Bank 5.290% 1/9/07	—	2,999,962

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

—	30,000,000	Deutsche Bank 5.300% 1/22/07	$—	$29,999,154
32,000,000	—	Dexia Banque SA 4.990% 3/10/08	32,016,554	—
20,000,000	—	Dexia Banque SA 4.880% 3/25/08	20,008,286	—
30,000,000	—	Rabobank Nederland 5.020% 3/5/08	30,016,305	—
30,000,000	—	Royal Bank of Canada 5.060% 1/25/08	30,007,494	—
20,000,000	—	SunTrust Banks, Inc. 4.845% 1/28/08	19,998,920	—
40,000,000	—	Toronto Dominion Bank 5.300% 1/22/08	40,014,108	—
15,000,000	—	Toronto Dominion Bank 5.040% 2/26/08	15,008,718	—

TOTAL CERTIFICATES OF DEPOSIT (Cost $422,007,080 and $132,665,429)			422,164,132	132,663,829

COMMERCIAL PAPER—9.23% and 9.81%

		Issuer, Yield(6) and Maturity Date

10,000,000	—	Abbey National North America LLC 4.670% 1/8/08	9,989,577	—
20,000,000	—	Abbey National North America LLC 4.930% 1/9/08	19,976,550	—
—	25,000,000	Abbey National North America LLC 5.260% 1/17/07	—	24,945,207
50,000,000	—	American Express Credit Corp. 4.510% 1/14/08	49,908,220	—
32,490,000	—	American Honda Finance Corp. 4.50-4.510% 1/29/08	32,369,946	—
2,137,000	—	American Honda Finance Corp. 4.380% 1/4/08	2,135,879	—
15,438,000	—	American Honda Finance Corp. 4.310% 2/11/08	15,355,978	—
7,050,000		American Honda Finance Corp. 4.250% 2/28/08	6,996,781	—
—	50,000,000	American Honda Finance Corp. 5.210-5.240% 1/22/07	—	49,853,055
—	17,475,000	American Honda Finance Corp. 5.240% 2/9/07	—	17,377,605
—	10,000,000	Anheuser - Busch Co. 5.250% 1/19/07	—	9,975,019
20,000,000	—	Bank of America Corp 4.970% 1/15/08	19,960,666	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value
		Issuer, Yield(6) and Maturity Date
2007	2006		2007	2006

13,200,000	—	Bank of America Corp 4.780% 3/6/08	$13,087,663	$—
30,000,000	—	Bank of America Corp 4.800% 4/8/08	29,604,246	—
27,400,000	—	Bank of Scotland 4.710% 2/26/08	27,200,523	—
34,525,000	—	Bank of Scotland 4.720% 2/29/08	34,259,731	—
—	25,000,000	Barclay’s U.S. Funding Corp. 5.240% 1/26/07	—	24,912,383
—	20,000,000	BMW US Capital Corp. 5.210% 2/7/07	—	19,894,400
—	23,050,000	BMW US Capital Corp. 5.240% 2/9/07	—	22,921,533
20,000,000	—	Canadian Imperial Holdings, Inc. 4.703% 1/29/08	19,926,098	—
—	25,000,000	Ciesco LP 5.250% 1/9/07	—	24,973,942
—	14,000,000	Ciesco LP 5.260% 1/25/07	—	13,952,299
40,000,000	—	Citigroup Funding Inc. 4.850% 1/23/08	39,880,984	—
25,000,000	—	Citigroup Funding Inc. 4.650% 2/12/08	24,864,937	—
25,000,000	—	Citigroup Funding Inc. 4.650% 2/7/08	24,880,483	—
—	50,000,000	Citigroup Funding Inc. 5.250% 1/11/07	—	49,934,060
—	35,825,000	Citigroup Funding Inc. 5.260% 2/5/07	—	35,647,365
5,255,000	—	Coca Cola Co. 4.200% 2/15/08	5,224,421	—
20,000,000	—	Coca Cola Co. 4.430% 2/19/08	19,873,054	—
13,000,000	—	Coca Cola Co. 4.390% 2/25/08	12,907,098	—
—	6,000,000	Corporate Asset Funding Corp, Inc. 5.260% 1/22/07	—	5,982,193
—	8,760,000	Corporate Asset Funding Corp, Inc. 5.250% 1/29/07	—	8,725,048
—	25,000,000	Corporate Asset Funding Corp, Inc. 5.250% 2/7/07	—	24,867,250
—	54,000,000	Corporate Asset Funding Corp, Inc. 5.260% 2/8/07	—	53,705,295

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value
		Issuer, Yield(6) and Maturity Date
2007	2006		2007	2006

30,000,000	—	Danske Corp. 4.920% 3/6/08	$29,746,338	$—
—	7,000,000	Dorada Finance Inc. 5.230% 1/9/07	—	6,992,704
20,000,000	—	Edison Asset Securitization, LLC 4.740% 3/11/08	19,789,840	—
—	24,000,000	Edison Asset Securitization, LLC 5.240% 1/19/07	—	23,939,287
—	10,000,000	Edison Asset Securitization, LLC 5.240% 2/1/07	—	9,955,666
—	32,900,000	Fairway Finance Company, LLC 5.260% 1/17/07	—	32,826,521
20,460,000	—	General Electric Capital Corp. 4.510% 2/19/08	20,330,987	—
15,340,000	—	General Electric Capital Corp. 4.550% 2/20/08	15,241,250	—
30,000,000	—	General Electric Capital Corp. 4.580% 4/8/08	29,606,721	—
—	23,760,000	General Electric Capital Corp. 5.250% 1/18/07	—	23,704,454
—	13,155,000	General Electric Capital Corp. 5.240% 2/8/07	—	13,084,017
—	30,000,000	General Electric Capital Corp. 5.240% 2/15/07	—	29,807,499
30,540,000	—	General Electric Co 4.540% 3/4/08	30,290,195	—
13,200,000	—	Goldman Sachs Group Inc 5.200% 1/08/08	13,186,155	—
12,000,000	—	Govco Incorporated 4.680% 1/28/08	11,948,442	—
20,000,000	—	Govco Incorporated 5.400% 2/12/08	19,869,924	—
37,860,000	—	Govco Incorporated 5.100% 2/20/08	37,570,693	—
29,000,000	—	Govco Incorporated 4.850% 3/13/08	28,687,505	—
—	25,700,000	Govco Incorporated 5.230% 3/8/07	—	25,454,668
—	50,000,000	Govco Incorporated 5.330% 1/5/07	—	49,977,665
35,140,000	—	Greenwich Capital Holding 4.850% 4/14/08	34,649,576	—
—	33,000,000	Greyhawk Funding LLC 5.260% 2/6/07	—	32,829,314
6,990,000	—	Harley-Davidson Funding 4.480% 2/21/08	6,943,777	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value
		Issuer, Yield(6) and Maturity Date
2007	2006		2007	2006

—	8,415,000	HBOS Treasury Srvcs PLC 5.250% 3/21/07	$—	$8,319,680
30,000,000	—	HSBC Finance Corporation 4.700% 2/21/08	29,757,135	—
—	40,000,000	HSBC Finance Corporation 5.250% 1/26/07	—	39,859,012
25,000,000	—	IBM Capital Inc 4.250% 3/10/08	24,773,325	—
—	22,200,000	IBM Capital Inc. 5.220% 3/16/07	—	21,963,166
10,000,000	—	IBM International Group 4.725% 1/14/08	9,981,644	—
18,900,000	—	IBM International Group 4.725% 1/15/08	18,862,829	—
20,000,000	—	IBM International Group 4.220% 2/27/08	19,851,712	—
5,420,000	—	IBM (International Business Machines Corp.) 4.230% 1/3/08	5,417,868	—
—	19,000,000	IBM (International Business Machines Corp.) 5.250% 1/10/07	—	18,966,750
20,000,000	—	ING (US) Finance 4.730% 1/30/08	19,924,332	—
25,000,000	—	ING (US) Finance 4.820% 2/22/08	24,832,460	—
—	25,000,000	ING (US) Finance 5.240% 3/27/07	—	24,695,265
—	24,000,000	Johnson & Johnson 5.270% 1/2/07	—	24,000,000
—	25,000,000	Johnson & Johnson 5.200% 1/18/07	—	24,941,555
—	20,259,000	Kimberly-Clark Worldwide, Inc. 5.230% 1/29/07	—	20,179,184
22,904,000	—	Kitty Hawk Funding Corp 5.030% 3/14/08	22,653,437	—
—	10,000,000	Links Finance L.L.C. 5.250% 1/16/07	—	9,979,190
—	30,000,000	Morgan Stanley Dean Witter 5.240% 2/12/07	—	29,819,598
20,000,000	—	Nestle Capital Corp 4.740% 2/6/08	19,906,862	—
14,500,000	—	Nestle Capital Corp 5.090% 3/11/08	14,367,337	—
20,000,000	—	Nestle Capital Corp 5.210% 3/5/08	19,833,636	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6) and Maturity Date	2007	2006

9,300,000	—	Paccar Financial Corp 4.730% 1/14/08	$9,283,038	$—
10,000,000	—	Paccar Financial Corp 4.490% 2/11/08	9,947,220	—
15,300,000	—	Paccar Financial Corp 4.500% 2/28/08	15,185,256	—
10,000,000	—	Park Avenue Receivables 4.650% 3/18/08	9,884,430	—
19,645,000	—	Pfizer Inc 4.410% 5/15/08	19,285,726	—
—	11,601,000	Pitney Bowes Inc. 5.300% 1/4/07	—	11,597,578
28,000,000	—	Private Export Funding Corporation 4.640-4.750% 1/30/08	27,893,365	—
1,500,000	—	Private Export Funding Corporation 4.530% 1/31/08	1,494,098	—
10,000,000	—	Private Export Funding Corporation 4.680% 2/11/08	9,946,870	—
20,000,000	—	Private Export Funding Corporation 4.740% 2/5/08	19,908,760	—
10,000,000	—	Private Export Funding Corporation 4.680% 3/3/08	9,919,045	—
—	20,500,000	Private Export Funding Corporation 5.220% 1/3/07	—	20,496,976
—	1,845,000	Private Export Funding Corporation 5.260% 1/11/07	—	1,842,553
—	23,000,000	Private Export Funding Corporation 5.22-5.23% 1/18/07	—	22,945,922
—	6,000,000	Private Export Funding Corporation 5.220% 1/23/07	—	5,981,485
—	15,000,000	Private Export Funding Corporation 5.230% 2/15/07	—	14,903,199
—	14,120,000	Private Export Funding Corporation 5.230% 3/6/07	—	13,989,828
—	25,000,000	Procter & Gamble Co 5.230% 1/12/07	—	24,963,380
—	25,000,000	Procter & Gamble International S.C. 5.250% 2/1/07	—	24,890,625
—	50,000,000	Procter & Gamble International S.C. 5.250% 2/14/07	—	49,686,455
10,000,000	—	Procter & Gamble International S.C. 4.740% 1/16/08	9,979,155	—
10,000,000	—	Procter & Gamble International S.C. 4.750% 1/18/08	9,976,550	—
10,000,000	—	Procter & Gamble International S.C. 4.200% 1/31/08	9,960,914	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6) and Maturity Date	2007	2006

4,665,000	—	Procter & Gamble International S.C. 4.750% 1/4/08	$4,662,569	$—
30,000,000	—	Procter & Gamble International S.C. 4.740% 2/14/08	29,830,500	—
17,000,000	—	Procter & Gamble International S.C. 4.600% 2/1/08	16,931,441	—
8,000,000	—	Procter & Gamble International S.C. 4.350% 3/12/08	7,925,696	—
9,000,000	—	Procter & Gamble International S.C. 4.190% 3/14/08	8,913,882	—
12,000,000	—	Ranger Funding Company LLC 5.110% 1/10/08	11,981,685	—
31,573,000	—	Ranger Funding Company LLC 5.080-5.580% 1/18/08	31,486,411	—
—	10,000,000	Ranger Funding Company LLC 5.260% 1/24/07	—	9,967,385
—	20,000,000	Ranger Funding Company LLC 5.260% 1/25/07	—	19,931,856
—	23,760,000	Ranger Funding Company LLC 5.300% 2/12/07	—	23,616,311
25,000,000	—	Royal Bank of Scotland 4.740% 2/8/08	24,877,365	—
—	10,000,000	Scaldis Capital LLC 5.250% 1/10/07	—	9,988,068
—	25,000,000	Sheffield Receivables Corporation 5.240% 1/12/07	—	24,962,735
—	35,750,000	Sheffield Receivables Corporation 5.260% 1/17/07	—	35,670,156
10,000,000	—	Shell International Financial 4.470% 3/28/08	9,884,402	—
20,000,000	—	Societe Generale North America, Inc. 5.155% 1/10/08	19,973,944	—
15,000,000	—	Societe Generale North America, Inc. 4.780% 2/1/08	14,939,506	—
25,000,000	—	Societe Generale North America, Inc. 4.830% 3/26/08	24,718,170	—
17,420,000	—	Societe Generale North America, Inc. 4.640% 4/4/08	17,201,414	—
—	7,850,000	Societe Generale North America, Inc. 5.250% 1/10/07	—	7,836,262
—	25,000,000	Societe Generale North America, Inc. 5.250% 1/19/07	—	24,937,902
—	20,000,000	SunTrust Banks, Inc. 5.245% 5/1/07	—	20,001,700
18,505,000	—	Svensk Exportkredit AB 4.720-4.820% 01/14/08	18,471,249	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6) and Maturity Date	2007	2006

17,800,000	—	Svensk Exportkredit AB 4.860% 1/15/08	$17,765,215	$—
36,000,000	—	Svensk Exportkredit AB 4.740% 1/17/08	35,920,267	—
16,000,000	—	Svensk Exportkredit AB 4.370% 3/12/08	15,851,392	—
10,000,000	—	Svensk Exportkredit AB 4.720% 04/09/08	9,867,500	—
—	14,675,000	Swedish Export Credit Corp. 5.240% 1/10/07	—	14,657,788
—	33,895,000	Swedish Export Credit Corp. 5.24-5.26% 1/16/07	—	33,825,624
—	30,000,000	Swedish Export Credit Corp. 5.240% 2/13/07	—	29,816,250
—	5,800,000	The Concentrate Manufacturing Company of Ireland 5.260% 1/9/07	—	5,790,695
10,000,000	—	Toronto-Dominion Holdings 5.060% 01/31/08	9,960,914	—
25,000,000	—	Toronto-Dominion Holdings 4.710% 2/11/08	24,868,050	—
19,000,000	—	Toyota Motor Credit Corp. 4.520% 1/8/08	18,980,196	—
30,000,000	—	Toyota Motor Credit Corp. 4.880% 2/15/08	29,826,579	—
30,000,000	—	Toyota Motor Credit Corp. 4.740% 2/25/08	29,787,012	—
20,000,000	—	Toyota Motor Credit Corp. 4.530% 2/28/08	19,850,008	—
—	50,000,000	Toyota Motor Credit Corp. 5.230% 1/23/07	—	49,846,580
—	30,000,000	Toyota Motor Credit Corp. 5.230% 1/25/07	—	29,899,221
20,000,000	—	UBS Finance, (Delaware) Inc. 5.030% 2/13/08	19,889,486	—
17,215,000	—	UBS Finance, (Delaware) Inc. 5.000% 2/21/08	17,101,908	—
25,000,000	—	UBS Finance, (Delaware) Inc. 4.910% 4/7/08	24,675,782	—
—	17,500,000	UBS Finance, (Delaware) Inc. 5.250% 2/20/07	—	17,375,018
3,970,000	—	Unilever Capital Corp 4.230% 1/11/08	3,964,274	—
10,000,000	—	United Parcel Service Inc 4.300% 3/18/08	9,898,686	—
30,000,000	—	United Parcel Service Inc 4.400% 3/31/08	29,640,321	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Yield(6) and Maturity Date	2007	2006

20,000,000	—	United Parcel Service Inc 4.340% 4/28/08	$19,680,880	$—
20,000,000	—	United Parcel Service Inc 4.340% 4/29/08	19,678,000	—
20,000,000	—	United Parcel Service Inc 4.380% 4/1/08	19,757,426	—
7,831,000	—	Variable Funding Capital Corporation 4.640% 4/15/08	7,694,387	—
—	34,530,000	Variable Funding Capital Corporation 5.250% 2/2/07	—	34,371,217
—	30,000,000	Variable Funding Capital Corporation 5.250% 2/5/07	—	29,848,698
—	25,000,000	Variable Funding Capital Corporation 5.250% 2/6/07	—	24,870,208
30,000,000	—	Yorktown Capital, LLC 4.875% 4/15/08	29,527,943	—
—	23,415,000	Yorktown Capital, LLC 5.260% 1/4/07	—	23,408,027

TOTAL COMMERCIAL PAPER (Cost $1,755,527,807 and $1,520,729,804)			1,755,075,702	1,520,881,551

GOVERNMENT AGENCY BONDS—5.82% and 2.36%

		Issuer, Interest Rate and Maturity Date

—	17,700,000	Federal Home Loan Banks 5.130% 1/5/07	—	17,694,938
—	19,745,000	Federal Home Loan Banks 5.180% 1/12/07	—	19,719,628
—	39,969,000	Federal Home Loan Banks 5.200% 1/19/07	—	39,877,711
—	23,753,000	Federal Home Loan Banks 5.180% 2/28/07	—	23,563,451
25,000,000	—	Federal Home Loan Banks 4.450% 1/2/08	25,000,000	—
25,000,000	—	Federal Home Loan Banks 4.450% 1/3/08	24,997,275	—
28,850,000	—	Federal Home Loan Banks 4.661% 1/4/08	28,843,711	—
34,945,000	—	Federal Home Loan Banks 4.450% 1/7/08	34,925,990	—
41,450,000	—	Federal Home Loan Banks 4.260-4.900% 1/11/08	41,409,379	—
77,800,000	—	Federal Home Loan Banks 4.280-4.290% 1/16/08	77,681,433	—
32,500,000	—	Federal Home Loan Banks 4.260% 1/25/08	32,418,620	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

43,830,000	—	Federal Home Loan Banks 4.300% 1/28/08	$43,705,917	$—
2,000,000	—	Federal Home Loan Banks 4.480% 2/1/08	1,993,134	—
25,000,000	—	Federal Home Loan Banks 4.200% 2/13/08	24,879,825	—
23,694,000	—	Federal Home Loan Banks 4.250% 3/12/08	23,504,638	—
30,000,000	—	Federal Home Loan Banks 4.270% 3/17/08	29,743,140	—
20,000,000	—	Federal Home Loan Banks 4.270% 3/19/08	19,824,180	—
85,900,000	—	Federal Home Loan Banks 4.260% 3/24/08	85,095,804	—
15,000,000	—	Federal Home Loan Bank Systems 4.700% 11/20/08	14,991,900	—
—	13,654,000	Federal Home Loan Mortgage Corporation 5.110% 1/2/07	—	13,654,000
—	22,250,000	Federal Home Loan Mortgage Corporation 5.130% 1/16/07	—	22,208,704
—	43,400,000	Federal Home Loan Mortgage Corporation 5.150% 1/24/07	—	43,269,887
—	50,000,000	Federal Home Loan Mortgage Corporation 5.130% 1/30/07	—	49,807,250
—	33,675,000	Federal Home Loan Mortgage Corporation 5.150% 1/31/07	—	33,540,367
—	30,000,000	Federal National Mortgage Association 5.150% 2/6/07	—	29,854,650
—	23,768,000	Federal National Mortgage Association 5.150% 1/8/07	—	23,751,029
—	50,000,000	Federal National Mortgage Association 5.160% 3/21/07	—	49,452,450
32,465,000	—	Fannie Mae Discount Notes 4.330% 1/4/08	32,457,922	—
18,990,000	—	Fannie Mae Discount Notes 4.230% 2/15/08	18,894,366	—
20,000,000	—	Fannie Mae Discount Notes 4.200% 2/19/08	19,890,140	—
16,600,000	—	Fannie Mae Discount Notes 4.280% 2/21/08	16,505,015	—
25,000,000	—	Fannie Mae Discount Notes 4.270% 2/22/08	24,854,075	—
23,725,000	—	Fannie Mae Discount Notes 4.170% 3/5/08	23,554,345	—
44,000,000	—	Fannie Mae Discount Notes 4.260% 3/6/08	43,678,492	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

29,045,000	—	Fannie Mae Discount Notes 4.190-4.280% 3/20/08	$28,786,354	$—
30,000,000	—	Fannie Mae Discount Notes 4.280% 3/21/08	29,729,430	—
12,840,000	—	Fannie Mae Discount Notes 4.285% 3/26/08	12,716,864	—
22,518,000	—	Fannie Mae Discount Notes 4.190-4.240% 3/27/08	22,299,485	—
17,890,000	—	Fannie Mae Discount Notes 4.270% 3/28/08	17,714,356	—
30,000,000	—	Fannie Mae Discount Notes 4.220% 4/24/08	29,613,930	—
41,650,000	—	Fannie Mae Discount Notes 4.150-4.180% 4/30/08	41,085,518	—
31,901,000	—	Fannie Mae Discount Notes 4.100% 5/28/08	31,359,658	—
30,000,000	—	Freddie Mac Discount Note 4.330% 1/24/08	29,928,120	—
32,470,000	—	Freddie Mac Discount Note 4.320% 1/31/08	32,367,460	—
22,400,000	—	Freddie Mac Discount Note 4.220% 2/14/08	22,289,770	—
25,487,000	—	Freddie Mac Discount Note 4.210% 2/20/08	25,344,069	—
10,000,000	—	Freddie Mac Discount Note 4.320% 2/21/08	9,942,780	—
8,500,000	—	Freddie Mac Discount Note 4.240% 3/3/08	8,440,806	—
17,925,000	—	Freddie Mac Discount Note 4.120% 3/31/08	17,737,868	—
26,735,000	—	Freddie Mac Discount Note 4.145% 4/10/08	26,433,563	—
20,817,000	—	Freddie Mac Discount Note 4.175% 4/18/08	20,563,324	—
10,795,000	—	Freddie Mac Discount Note 4.180% 4/25/08	10,654,849	—

TOTAL GOVERNMENT AGENCY BONDS (Cost $1,105,524,756 and $366,282,560)			1,105,857,505	366,394,065

VARIABLE NOTES—0.26% and 0.12%
—	19,000,000	US Bank NA 5.735% 12/5/07	—	18,998,765
25,000,000	—	Wells Fargo Bank 4.600% 1/7/08	24,999,308	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2007 and December 31, 2006

Principal			Value

2007	2006	Issuer, Interest Rate and Maturity Date	2007	2006

25,000,000	—	Wells Fargo Bank 4.600% 1/8/08	$24,999,210	$—

	TOTAL VARIABLE NOTES (Cost $50,000,000 and $19,003,401)		49,998,518	18,998,765

BANKERS ACCEPTANCE—0.20% and 0.00%
4,359,000	—	JPMorgan Chase Bank 4.400% 1/18/08	4,349,127	—
10,000,000	—	Wachovia Bank 4.380% 4/21/08	9,850,480	—
25,000,000	—	Wachovia Bank 4.300% 5/7/08	24,570,220	—

	TOTAL BANKERS ACCEPTANCE (Cost $38,835,657 and $0)		38,769,827	—

	TOTAL OTHER MARKETABLE SECURITIES (Cost $3,371,895,300 and $2,038,681,194)		3,371,865,684	2,038,938,210

	TOTAL MARKETABLE SECURITIES (Cost $3,811,049,548 and $2,608,007,989)		3,798,495,896	2,743,860,533

MORTGAGE LOAN RECEIVABLE—0.38% and 0.48%
75,000,000	75,000,000	Klingle Corporation 6.17% 07/10/11	72,519,684	74,660,626

	TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000,000 and $75,000,000)		72,519,684	74,660,626

	TOTAL INVESTMENTS (Cost $15,951,457,925 and $13,558,801,945)		$19,013,601,527	$15,510,036,850

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	Leasehold interest only.

(3)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(4)	The market value reflects the final settlement due the Account. The investment was sold on 8/24/07.

(5)	Located throughout the U.S.

(6)	Yield represents the annualized yield at the date of purchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the
Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statements of investments, and the related statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2008

ADDITIONAL INFORMATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

          (a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2007. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2007.

          (b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Account. The Account’s internal control over financial reporting is a process designed under the supervision of the Account’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Account’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Account’s internal control over financial reporting is effective.

          This annual report does not include an attestation report of the registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

          (c) Changes in internal controls over financial reporting. There have been no changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART III

ITEMS 10 AND 11.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

          The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2008, their dates of birth, and their principal occupations during the last five years, are as follows:

Trustees

Elizabeth E. Bailey, 11/26/38
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, CSX Corporation and Altria Group, Inc. Chair, National Bureau of Economic Research. Honorary Trustee, The Brookings Institution.

Glenn A. Britt, 3/6/49
Chief Executive Officer, Time Warner Cable, since 2001, where he has held several positions since 1972. Executive Committee of National Cable & Telecommunications Association, Director of Walter Kaitz Foundation and Xerox Corporation; Trustee of Polytechnic University.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director, Collins & Aikman Corporation, Time Warner, Inc. and Omnicom Group.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics, Harvard Medical School. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Board Member, Rock and Roll Hall of Fame.

Marjorie Fine Knowles, 7/4/39
Professor of Law, Georgia State University College of Law.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000-01 Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Chairman, Board of Trustees, Worcester Polytechnic Institute. Director, Sanford C. Bernstein Fund Inc. and Emerj Inc.

Sidney A. Ribeau, 12/3/47
President, Bowling Green University. Director, The Andersons, Convergys and Worthington Industries.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 1986. Trustee, Newark Public Radio Inc., Youth Rights Media, Inc. and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Retired Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer from 1995 to 2005. Director, Pitney Bowes Inc. Trustee of International Accounting Standards Committee Foundation and member of J.P. Morgan Chase & Co. National Advisory Board. Chairman of the Board, Multiple Sclerosis Society of New York.

David F. Swensen, 1/26/54
Chief Investment Officer, Yale University, and adjunct professor of investment strategy. Trustee, The Brookings Institution, Wesleyan University; Member, University of Cambridge Investment Board.

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company through 2005. Director, Washington University in St. Louis.

Marta Tienda, 8/10/50
Maurice P. During ’22 Professor of Demographic Studies, Princeton University. Director, Office of Population Research, Princeton University, 1998-2002. Director, Corporation of Brown University, Sloan Foundation, Jacobs Foundation and RAND Corporation.

Rosalie J. Wolf, 5/8/41
Managing Partner, Botanica Capital Partners LLC. Formerly, Senior Advisor and Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC from 2001 to 2003; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust; Chairman, Sanford C. Bernstein Fund, Inc.

Officer—Trustees

Herbert M. Allison, Jr., 8/2/43
Chairman, President and Chief Executive Officer, TIAA. President and Chief Executive Officer, CREF. Formerly, President, Chief Operating Officer and Member of the Board of Directors of Merrill Lynch & Co., Inc., 1997-1999 and President and Chief Executive Officer of Alliance for LifeLong Learning, 2000-2002. Advisory Board, Stanford Business School and Yale School of Management; Chair, Business-Higher Education Forum; Director, The Conference Board; Trustee, The Economic Club of New York.

Other TIAA Executive Officers

Georganne C. Proctor, 10/25/56
Executive Vice President and Chief Financial Officer, TIAA and CREF since 2006. Executive Vice President of Finance for Golden West Financial Corporation, the holding company of World Savings Bank, from 2003 through 2005. From 1994 through 2002, served as Senior Vice President, Chief Financial Officer and a member of the board of directors of Bechtel Group, Inc. Director of Redwood Trust, Inc. and Kaiser Aluminum Corporation.

Scott C. Evans, 5/11/59
Executive Vice President of TIAA since 1999 and Head of Asset Management since 2006 of TIAA and CREF, the TIAA-CREF Mutual Funds, the TIAA-CREF Institutional Mutual Funds, the TIAA-CREF Life Funds and TIAA Separate Account VA-1 (collectively, the “TIAA-CREF Funds”). Also served as Chief Investment Officer of TIAA between 2004 and 2006 and the TIAA-CREF Funds between 2003 and 2006.

Mary (Maliz) E. Beams, 3/29/56
Executive Vice President of TIAA and the TIAA-CREF Funds since 2007. President and Chief Executive Officer, TIAA-CREF Individual & Institutional Services, LLC since 2007. Senior Managing Director and Head of Wealth Management Group of TIAA since 2004. Partner, Spyglass Investments from 2002 to 2003.

Gary Chinery, 11/28/49
Vice President and Treasurer, TIAA and CREF.

Marjorie M. Pierre-Merritt, 5/28/66
Vice President of TIAA and Acting Corporate Secretary of TIAA and the TIAA-CREF Funds since 2007; Assistant Corporate Secretary of TIAA from 2006-2007. Assistant Corporate Secretary of The Dun & Bradstreet Corporation from 2003 to 2006. Counsel, The New York Times Company from 2001 to 2003.

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004. From 2001 to 2004, Head of Commercial Mortgages—West Coast for TIAA.

Thomas C. Garbutt, 10/12/58
Managing Director and Head of Global Real Estate Equity Division, TIAA.

Philip J. McAndrews, 12/15/58
Managing Director and Head of Real Estate Portfolio Management, TIAA-CREF Global Real Estate since 2005. Between 2003 and 2005, portfolio manager for the Real Estate Account. Between 1997 and 2003, Head of the Real Estate Acquisitions and Joint Ventures group for TIAA.

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

          Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, TIAA’s general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their then-current daily net asset value. For the year ended December 31, 2007, the Account expensed $19,409,759 for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.

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

          For the year ended December 31, 2007, the Account expensed $49,239,366 for investment advisory services and $8,052,314 for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $63,593,008 for administrative and distribution services provided by Services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

          Audit Fees. PwC’s fees for professional services rendered for the audits of the Registrant’s annual financial statements for the years ended December 31, 2007, 2006, and 2005 and review of financial statements included in the registrant’s quarterly reports were $654,000, $665,000, and $989,300, respectively.

          Tax Fees. PwC had no tax fees for the years ended December 31, 2007, 2006 and 2005.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)		1.	Financial Statements. See Item 8 for required financial statements.

		2.	Financial Statement Schedules. See Item 8 for required financial statements.

(b)			Exhibits.

(1)		(A)	Distribution Agreement for the Contracts Funded by the TIAA Real Estate
Account, dated as of January 1, 2008, by and among Teachers Insurance and
Annuity Association of America, for itself and on behalf of the Account, and
TIAA-CREF Individual & Institutional Services, LLC.[7]

(3)		(A)	Charter of TIAA (as amended)[1]

		(B)	Bylaws of TIAA (as amended)[6]
(4)		(A)	Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3],
Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and
Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]
		(B)	Forms of Income-Paying Contracts[3]
(10)		(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among
TIAA, the Registrant, and Real Estate Research Corporation[5]
		(B)*	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.
(14)	*		Code of Ethics of TIAA
(31)	*		Rule 13a-15(e)/15d-15(e) Certifications
(32)	*		Section 1350 Certifications

*	Filed herewith.
[1]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).
[2]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).
[3]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).
[4]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).
[5]	Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report on Form 10-K of the Account filed on March 15, 2006.
[6]

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006.

[7]	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 20th day of March, 2008.

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

Signature	Title	Date

/s/ Herbert M. Allison, Jr.	Chairman, President and Chief Executive	3/20/08
Officer (Principal Executive Officer) and Trustee
Herbert M. Allison, Jr.

/s/ Georganne C. Proctor	Executive Vice President and Chief Financial	3/20/08
Officer (Principal Financial and Accounting
Georganne C. Proctor	Officer)

Signature of Trustee	Title	Date

/s/ Elizabeth E. Bailey	Trustee	3/20/08

Elizabeth E. Bailey

/s/ Glenn A Britt	Trustee	3/20/08

Glenn A Britt

/s/ Robert C. Clark	Trustee	3/20/08

Robert C. Clark

/s/ Edward M. Hundert, M.D.	Trustee	3/20/08

Edward M. Hundert, M.D.

/s/ Marjorie Fine Knowles	Trustee	3/20/08

Marjorie Fine Knowles

/s/ Donald K. Peterson	Trustee	3/20/08

Donald K. Peterson

/s/ Sidney A. Ribeau	Trustee	3/20/08

Sidney A. Ribeau

/s/ Dorothy K. Robinson	Trustee	3/20/08

Dorothy K. Robinson

/s/ David L. Shedlarz	Trustee	3/20/08

David L. Shedlarz

/s/ David F. Swensen	Trustee	3/20/08

David F. Swensen

/s/ Ronald L. Thompson	Trustee	3/20/08

Ronald L. Thompson

/s/ Marta Tienda	Trustee	3/20/08

Marta Tienda

/s/ Rosalie J. Wolf	Trustee	3/20/08

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