Form 10-Q
period 2008-03-31
TIAA REAL ESTATE ACCOUNT
filed 2008-05-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

Commission file number: 33-92990; 333-149862

TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of
incorporation or organization)

NOT APPLICABLE
(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2008

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	March 31, 2008	December 31, 2007

	(Unaudited)
ASSETS
Investments, at value:
Real estate properties (cost: $9,888,575 and $9,804,489)	$12,110,602	$11,983,715
Real estate joint ventures and limited partnerships (cost: $2,294,816 and $2,260,919)	3,115,908	3,158,870
Marketable securities:
Real estate related (cost: $442,958 and $439,154)	431,056	426,630
Other (cost: $3,147,834 and $3,371,896)	3,148,714	3,371,866
Mortgage loan receivable (cost: $75,000 and $75,000)	73,106	72,520

Total investments (cost: $15,849,183 and $15,951,458)	18,879,386	19,013,601
Cash	1,312	6,144
Due from investment advisor	—	11,196
Other	212,214	201,826

TOTAL ASSETS	19,092,912	19,232,767

LIABILITIES
Mortgage loans payable—Note 5	1,426,620	1,392,093
(principal outstanding: $1,427,261 and $1,427,857)
Payable for securities transactions	1,473	866
Due to investment advisor	25,285	—
Accrued real estate property level expenses	163,606	154,639
Security deposits held	24,593	24,632

TOTAL LIABILITIES	1,641,577	1,572,230

NET ASSETS
Accumulation Fund	16,944,927	17,160,703
Annuity Fund	506,408	499,834

TOTAL NET ASSETS	$17,451,335	$17,660,537

NUMBER OF ACCUMULATION UNITS OUTSTANDING — Notes 6 and 7	54,037	55,106

NET ASSET VALUE, PER ACCUMULATION UNIT — Note 6	$313.58	$311.41

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2008	2007

INVESTMENT INCOME
Real estate income, net:
Rental income	$242,841	$245,537

Real estate property level expenses and taxes:
Operating expenses	63,556	66,566
Real estate taxes	33,328	31,227
Interest expense	20,845	21,577

Total real estate property level expenses and taxes	117,729	119,370

Real estate income, net	125,112	126,167
Income from real estate joint ventures and limited partnerships	30,891	19,540
Interest	34,451	25,906
Dividends	3,841	2,605

TOTAL INCOME	194,295	174,218

Expenses—Note 2:
Investment advisory charges	12,432	13,143
Administrative and distribution charges	22,061	15,458
Mortality and expense risk charges	2,194	1,798
Liquidity guarantee charges	7,021	1,098

TOTAL EXPENSES	43,708	31,497

INVESTMENT INCOME, NET	150,587	142,721

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	148	7,162
Real estate joint ventures and limited partnerships	(17)	(611)
Marketable securities	1,194	20,378

Total net realized gain on investments	1,325	26,929

Net change in unrealized appreciation (depreciation) on:
Real estate properties	42,801	273,845
Real estate joint ventures and limited partnerships	(43,703)	111,993
Marketable securities	4,789	2,798
Mortgage loan receivable	586	(167)
Mortgage loans payable	(34,710)	21,366

Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(30,237)	409,835

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(28,912)	436,764

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$121,675	$579,485

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2008	2007

FROM OPERATIONS
Investment income, net	$150,587	$142,721
Net realized gain on investments	1,325	26,929
Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(30,237)	409,835

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	121,675	579,485

FROM PARTICIPANT TRANSACTIONS
Premiums	285,039	300,544
Net transfers (to) from TIAA	(124,446)	57,376
Net transfers (to) from CREF Accounts	(288,306)	287,805
Net transfers to TIAA-CREF Institutional Mutual Funds	(30,851)	(22,093)
Annuity and other periodic payments	(24,950)	(18,963)
Withdrawals and death benefits	(147,363)	(129,655)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(330,877)	475,014

NET (DECREASE) INCREASE IN NET ASSETS	(209,202)	1,054,499
NET ASSETS
Beginning of period	17,660,537	14,132,693

End of period	$17,451,335	$15,187,192

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$121,675	$579,485
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of real estate properties	(46,240)	(338,637)
Amortization of discount on debt	—	130
Capital improvements on real estate properties	(37,846)	(37,141)
Proceeds from sale of real estate properties	148	22,000
Decrease (increase) in other investments	223,951	(251,484)
(Increase) decrease in other assets	(10,388)	4,351
Increase in accrued real estate property level expenses and taxes	8,967	3,526
(Decrease) increase in security deposits held	(39)	403
Increase (decrease) in payable for securities transactions	607	(1,219)
Increase in due to (from) investment advisor	38,189	(17,019)
Net realized gain on investments	(1,325)	(26,929)
Unrealized loss (gain) on investments and mortgage loans payable	30,237	(409,835)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	327,936	(472,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(183)	(140)
Premiums	283,331	300,544
Net transfers (to) from TIAA	(124,446)	57,376
Net transfers (to) from CREF Accounts	(288,306)	287,805
Net transfers to TIAA-CREF Institutional Mutual Funds	(30,851)	(22,093)
Annuity and other periodic payments	(24,950)	(18,963)
Withdrawals and death benefits	(147,363)	(129,655)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(332,768)	474,874

NET (DECREASE) INCREASE IN CASH	(4,832)	2,505
CASH
Beginning of period	6,144	3,585

End of period	$1,312	$6,090

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20,897	$20,631

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and benefit payments.

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

Accounting Pronouncements Adopted: In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This Statement is effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account adopted Statement No. 159 on January 1, 2008 and plans to report all existing and future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy: In accordance with FASB Statement No.157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations using unadjusted quoted prices for assets traded in active exchange markets, such as stocks listed on the New York Stock Exchange. Level 1 includes Real Estate related Marketable Securities.

Level 2 — Valuations for assets and liabilities traded in less active, dealer or broker markets. Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities. Level 2 inputs for fair value measurements are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include:

a. Quoted prices for similar assets or liabilities in active markets;

b. Quoted prices for identical or similar assets or liabilities in markets that are not active (that is, markets in which there are few transactions for the asset (or liability), the prices are not current, price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly);

c. Inputs other than quoted prices that are observable within the market for the asset (or liability) (for example, interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates that are observable at commonly quoted intervals);

d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (for example, market-corroborated inputs).

Examples of securities which may be held by the Account and included in Level 2 include Certificates of Deposit, Commercial Paper, Government Agency Bonds and Variable Notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market, exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and significant professional judgment in determining the fair value assigned to such assets or liabilities.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s investments and mortgage loans payable are stated at fair value. Effective January 1, 2008, in connection with the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, the Account plans to report all existing and future mortgage loans payable and will continue to report these payables at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the market place would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported.

The adoption of SFAS 157 and 159 did not have a material impact upon the Account’s financial position or its results of operations.

The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change.

Subsequently, the properties are valued on a quarterly cycle with an independent third party appraisal completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation has been appointed by a special subcommittee of TIAA’s Board of Trustees. The Account’s independent fiduciary, Real Estate Research Corporation, must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion.

The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal. The Account’s real estate properties are generally classified within level 3 of the valuation hierarchy.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, that occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and limited partnerships are generally classified within level 3 of the valuation hierarchy.

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange, exclusive of transaction costs. Such marketable securities are classified within level 1 of the valuation hierarchy.

Debt securities, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix. Debt securities are generally classified within level 2 of the valuation hierarchy.

Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loan Receivable: The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable: Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred exclusive of transaction costs. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

Accounting for Investments: Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Any accumulated unrealized gains and losses are reversed in the calculation of realized gains and losses.

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

Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Note 2 — Management Agreements and Arrangements

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

Through December 31, 2007, administrative and distribution services for the Account were provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a combined Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the Financial Industry Regulatory Authority.

Effective January 1, 2008, the Account entered into a Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “New Distribution Agreement”), dated as of January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and Services.

Pursuant to the New Distribution Agreement, Services performs distribution services for the Account, which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations, and (iii) helping employers implement and manage retirement plans.

Also effective January 1, 2008, TIAA performs administrative functions previously performed for the Account by Services, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership, and (viii) otherwise assisting generally in all aspects of the Account’s operations.

The New Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.

Both distribution services (pursuant to the New Distribution Agreement) and administrative services continue to be provided to the Account by Services and TIAA, as applicable, on an at cost basis.

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

Note 3 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2008

Real estate properties	$—	$—	$12,110,602	$12,110,602

Real estate joint ventures and limited partnerships	—	—	3,115,908	3,115,908

Marketable securities-real estate related	431,056	—	—	431,056
Marketable securities-other	—	3,148,714	—	3,148,714
Mortgage loan receivable	—	—	73,106	73,106

Total Investments	$431,056	$3,148,714	$15,299,616	$18,879,386

Mortgage loans payable	$—	$—	$1,426,620	$1,426,620

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2008 (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable

Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized gains (losses) included in changes in net assets	42,949	(43,720)	586	(185)	(34,710)
Purchases, issuances, and settlements(1)	83,938	758	—	84,696	183

Ending balance March 31, 2008	$12,110,602	$3,115,908	$73,106	$15,299,616	$(1,426,620)

(1)	This line includes the net of contributions, distributions and accrued operating income for real estate joint ventures and limited partnerships.

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable

The amount of total gains (losses) for the three months ended March 31, 2008, included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date (in thousands, unaudited)	$42,801	$(43,703)	$586	$(316)	$(34,710)

Note 4 — Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At March 31, 2008, the Account held 12 joint venture investments (and one remaining equity interest in a joint venture) with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint venture and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s allocated portion of the mortgage loans payable was $2,034.55 million and $1,991.78 million at March 31, 2008 and December 31, 2007, respectively. The Account’s equity in the joint ventures at March 31, 2008 and December 31, 2007 was $2,787.22 million and $2,827.51 million, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	March 31, 2008	December 31, 2007

	(Unaudited)
Assets
Real estate properties, at value	$7,043,696	$7,001,688
Other assets	140,345	99,798

Total assets	$7,184,041	$7,101,486

Liabilities and Equity
Mortgage loans payable, at value	$2,767,854	$2,707,161
Other liabilities	65,772	64,738

Total liabilities	2,833,626	2,771,899
Equity	4,350,415	4,329,587

Total liabilities and equity	$7,184,041	$7,101,486

	For the Three Months Ended March 31, 2008	Year Ended December 31, 2007

	(Unaudited)
Operating Revenues and Expenses
Revenues	$137,102	$534,469
Expenses	83,002	315,077

Excess of revenues over expenses	$54,100	$219,392

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2008, the Account held four limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.45%. The Account’s investment in limited partnerships was $328.68 million and $331.36 million at March 31, 2008 and December 31, 2007, respectively.

Note 5 — Mortgage Loans Payable

At March 31, 2008, the Account had outstanding mortgage loans payable on the following properties (in thousands):

Property	Interest Rate and Payment Frequency	Amount March 31, 2008	Due

		(Unaudited)
50 Fremont	6.40% paid monthly	$135,000	August 21, 2013
Ontario Industrial Portfolio(a)	7.42% paid monthly	8,864	May 1, 2011
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000	August 21, 2013
99 High Street	5.52% paid monthly	185,000	November 11, 2015
Reserve at Sugarloaf(a)	5.49% paid monthly	25,801	June 1, 2013
1 & 7 Westferry Circus(b)	5.40% paid quarterly	266,775	November 15, 2012
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Pacific Plaza(a)	5.55% paid monthly	8,870	September 1, 2013
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total principal outstanding		1,427,261
Fair value adjustment		(641)

Total mortgage loans payable		$1,426,620

(a)	The mortgage is adjusted monthly for principal payments.

(b)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars using the exchange rate as of March 31, 2008. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment was an unrealized loss of $34 million.

Note 6 — Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the
	Three Months
	Ended	Years Ended December 31,
	March 31,
	2008(1)	2007	2006	2005	2004

	(Unaudited)
Per Accumulation Unit data:
Rental income	$4.319	$17.975	$16.717	$15.604	$13.422
Real estate property level expenses and taxes	2.094	8.338	7.807	7.026	5.331

Real estate income, net	2.225	9.637	8.910	8.578	8.091
Other income	1.230	4.289	3.931	3.602	3.341

Total income	3.455	13.926	12.841	12.180	11.432
Expense charges(2)	0.777	2.554	1.671	1.415	1.241

Investment income, net	2.678	11.372	11.170	10.765	10.191

Net realized and unrealized gain (loss) on investments and mortgage loans payable	(0.514)	26.389	22.530	18.744	13.341

Net increase in Accumulation Unit Value	2.164	37.761	33.700	29.509	23.505
Accumulation Unit Value:
Beginning of year	311.414	273.653	239.953	210.444	186.939

End of year	$313.578	$311.414	$273.653	$239.953	$210.444

Total return	0.69%	13.80%	14.04%	14.02%	12.57%
Ratios to Average Net Assets:
Expenses(2)	0.25%	0.87%	0.67%	0.63%	0.63%
Investment income, net	0.86%	3.88%	4.49%	4.82%	5.17%

Portfolio turnover rate:
Real estate properties	0.01%	5.59%	3.62%	6.72%	2.32%
Marketable securities	0.44%	13.03%	51.05%	77.63%	143.47%
Accumulation Units outstanding at end of year (in thousands)	54,037	55,106	50,146	42,623	33,338

Net assets end of year (in thousands)	$17,451,335	$17,660,537	$14,132,693	$10,548,711	$7,245,550

(1)	Per share amounts and percentages for the interim period have not been annualized.

(2)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2008 would be $2.871 ($10.892, $9.478, $8.441, and $6.572, for the years ended December 31, 2007, 2006, 2005, and 2004, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2008 would be 0.917% (3.71%, 3.81%, 3.78%, and 3.33% for the years ended December 31, 2007, 2006, 2005, and 2004, respectively).

Note 7 — Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007

	(Unaudited)

Credited for premiums	899	3,795
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(1,968)	1,165
Outstanding:
Beginning of period	55,106	50,146

End of period	54,037	55,106

Note 8 — Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. On April 4, 2008, the Account purchased two industrial distribution buildings with an aggregate of 1.37 million square feet in Rancho Cucamonga and Fontana, California for approximately $117.9 million.

In April 2008, pursuant to the terms and conditions of the mortgage, the borrower notified the Account of its intent to repay, in full, the mortgage loan receivable in the amount of approximately $75 million on or about June 30, 2008.

As of March 31, 2008 the Account has outstanding commitments to purchase interests in five limited partnerships and to purchase shares in a private real estate equity investment trust, of which $86.6 million remains to be funded under these commitments.

The Account is party to various other claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9 — New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This Statement is effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account adopted Statement No. 159 on January 1, 2008 and plans to report all existing and future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement 159 did not have a material impact on the Account’s financial position or results of operations.

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP was effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. Management of the Account will continue to monitor FASB developments and will evaluate the financial reporting implications to the Account, as necessary.

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

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

REAL ESTATE PROPERTIES—64.15% and 63.03%

	Value

Location / Description	2008		2007

	(Unaudited)
Alabama:
Inverness Center—Office building	$128,600		$125,522
Arizona:
Camelback Center—Office building	71,300		80,000
Kierland Apartment Portfolio—Apartments	165,297		170,084
Phoenix Apartment Portfolio—Apartments	148,088		156,110
California:
3 Hutton Centre Drive—Office building	64,199		64,200
50 Fremont—Office building	478,809	(1)	478,000	(1)
88 Kearny Street—Office building	124,800		123,822
275 Battery—Office building	282,031		271,917
980 9th Street and 1010 8th Street—Office building	178,000		178,000
Rancho Cucamonga Industrial Portfolio—Industrial building	136,000		133,000
Capitol Place—Office building	53,500		53,539
Centerside I—Office building	67,750		67,500
Centre Pointe and Valley View—Industrial building	34,800		34,143
Larkspur Courts—Apartments	95,000		97,000
Northern CA RA Industrial Portfolio—Industrial building	70,099		69,602
Ontario Industrial Portfolio—Industrial building	367,000	(1)	355,399	(1)
Pacific Plaza—Office building	127,000	(1)	127,130	(1)
Regents Court—Apartments	69,084		69,000
Southern CA RA Industrial Portfolio—Industrial building	116,235		110,718
The Legacy at Westwood—Apartments	127,525		126,580
Wellpoint—Office building	51,200		51,000
Westcreek—Apartments	39,114		39,190
West Lake North Business Park—Office building	69,209		68,622
Westwood Marketplace—Shopping center	100,188		96,562
Wilshire Rodeo Plaza—Office building	232,406	(1)	230,439	(1)
Colorado:
Palomino Park—Apartments	191,700		194,001
The Lodge at Willow Creek—Apartments	44,100		43,500
The Market at Southpark—Shopping center	36,200		35,800
Connecticut:
Ten & Twenty Westport Road—Office building	184,200		183,006
Florida:
701 Brickell—Office building	282,001		275,942
4200 West Cypress Street—Office building	48,319		48,044
Plantation Grove—Shopping center	15,400		15,400
Pointe on Tampa Bay—Office building	61,675		60,972
Publix at Weston Commons—Shopping center	55,200	(1)	55,200	(1)
Quiet Waters at Coquina Lakes—Apartments	26,206		26,205
Royal St George—Apartments	24,000		27,000
Seneca Industrial Park—Industrial building	122,200		122,334
South Florida Apartment Portfolio—Apartments	71,831		68,249
Suncrest Village—Shopping center	18,100		19,500
The Fairways of Carolina—Apartments	27,203		27,208

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

	Value

Location / Description	2008		2007

	(Unaudited)
Florida: (continued)
The North 40 Office Complex—Office building	$67,025		$67,004
Urban Centre—Office building	139,192		135,577
France:
Printemps De L’Homme—Shopping center	306,567		279,078
Georgia:
1050 Lenox Park—Apartments	85,500		85,500
Atlanta Industrial Portfolio—Industrial building	58,400		58,300
Glenridge Walk—Apartments	52,900		52,900
Reserve at Sugarloaf—Apartments	52,014	(1)	52,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial building	75,853		76,742
Illinois:
Chicago Caleast Industrial Portfolio—Industrial building	78,122		77,643
Chicago Industrial Portfolio—Industrial building	86,505		86,421
East North Central RA Industrial Portfolio—Industrial building	38,934		38,016
Oak Brook Regency Towers—Office building	85,293		86,892
Parkview Plaza—Office building	65,998		66,067
Maryland:
Broadlands Business Park—Industrial building	35,500		35,500
FEDEX Distribution Facility—Industrial building	10,800		9,900
GE Appliance East Coast Distribution Facility—Industrial building	48,400		48,000
Massachusetts:
99 High Street—Office building	343,488	(1)	344,688	(1)
Needham Corporate Center—Office building	33,459		33,275
Northeast RA Industrial Portfolio—Industrial building	33,100		33,300
The Newbry—Office building	380,172		389,880
Minnesota:
Champlin Marketplace—Shopping center	18,400		18,375
Nevada:
UPS Distribution Facility—Industrial building	15,400		15,900
New Jersey:
Konica Photo Imaging Headquarters—Industrial building	22,200		23,500
Marketfair—Shopping center	94,541		95,500
Morris Corporate Center III—Office building	112,272		119,600
NJ Caleast Industrial Portfolio—Industrial building	49,105		42,225
Plainsboro Plaza—Shopping center	49,300		51,000
South River Road Industrial—Industrial building	52,900		53,400
New York:
780 Third Avenue—Office building	375,000		375,000
The Colorado—Apartments	161,000		113,033
Ohio:
Columbus Portfolio—Office building	23,800		26,315
Pennsylvania:
Lincoln Woods—Apartments	37,900		37,917

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

	Value

Location / Description	2008		2007

	(Unaudited)
Tennessee:
Airways Distribution Center—Industrial building	$22,700		$24,300
Summit Distribution Center—Industrial building	25,500		27,500
Texas:
Dallas Industrial Portfolio—Industrial building	162,839		154,056
Four Oaks Place—Office building	477,763		419,270
Houston Apartment Portfolio—Apartments	297,305		296,241
Lincoln Centre—Office building	318,000	(1)	305,000	(1)
Park Place on Turtle Creek—Office building	48,008		48,283
Pinnacle Industrial/DFW Trade Center—Industrial building	46,100		46,700
Preston Sherry Plaza—Office building	45,500		45,500
South Frisco Village—Shopping center	49,000	(1)	48,500	(1)
The Caruth—Apartments	67,000		65,427
The Maroneal—Apartments	40,041		40,034
United Kingdom:
1 & 7 Westferry Circus—Office building	409,296	(1)	436,127	(1)
Virginia:
8270 Greensboro Drive—Office building	62,997		63,500
Ashford Meadows—Apartments	94,000		94,060
One Virginia Square—Office building	57,015		59,539
The Ellipse at Ballston—Office building	92,600		92,504
Washington:
Creeksides at Centerpoint—Office building	40,000		42,000
Fourth & Madison—Office building	470,000	(1)	487,000	(1)
Millennium Corporate Park—Office building	162,000		158,000
Northwest RA Industrial Portfolio—Industrial building	24,534		23,402
Rainier Corporate Park—Industrial building	82,023		81,161
Regal Logistics Campus—Industrial building	69,000		71,000
Washington DC:
1001 Pennsylvania Avenue—Office building	645,002	(1)	640,150	(1)
1401 H Street, NW—Office building	224,076	(1)	224,573	(1)
1900 K Street—Office building	286,500		285,000
Mazza Gallerie—Shopping center	97,194		97,000

TOTAL REAL ESTATE PROPERTIES (Cost $9,888,575 and $9,804,489)	12,110,602		11,983,715

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—16.50% and 16.61%

	Value

Location / Description	2008		2007

	(Unaudited)
REAL ESTATE JOINT VENTURES—14.76% and 14.87%
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$369,174	(3)	$369,402	(3)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	119,260		118,997
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	107,843		115,427
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	303,042	(3)	296,486	(3)
IL—161 Clark Street LLC
161 North Clark Street (75% Account Interest)	1,116	(4)	3,151	(4)
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	244,907		246,440
DDR TC LLC
DDR Joint Venture—Various (85% Account Interest)	1,000,908	(3,5)	1,028,297	(3,5)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	78,692	(3,5)	81,943	(3,5)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	73,350	(3,5)	76,536	(3,5)
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	44,549		44,178
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	260,762		260,879
West Dade Associates
Miami International Mall (50% Account Interest)	113,841	(3)	109,945	(3)
West Town Mall, LLC
West Town Mall (50% Account Interest)	69,780	(3)	75,827	(3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,040,127 and $2,005,340)	2,787,224		2,827,508

LIMITED PARTNERSHIPS—1.74% and 1.74%
Cobalt Industrial REIT (10.998% Account Interest)	32,324		32,840
Colony Realty Partners LP (5.27% Account Interest)	31,614		32,505
Heitman Value Partners Fund (8.43% Account Interest)	24,349		24,489
Lion Gables Apartment Fund (18.45% Account Interest)	205,162		205,162
MONY/Transwestern Mezz RP II (16.67% Account Interest)	35,235		36,366

TOTAL LIMITED PARTNERSHIPS
(Cost $254,689 and $255,579)	328,684		331,362

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,294,816 and $2,260,919)	3,115,908		3,158,870

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

MARKETABLE SECURITIES—18.96% and 19.97%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.28% and 2.24%

Shares			Value

2008	2007	Issuer	2008	2007

			(Unaudited)
51,200	51,200	Acadia Realty Trust	$1,236	$1,311
3,300	3,300	Alexander’s Inc.	1,170	1,166
53,100	53,100	Alexandria Real Estate Equities Inc.	4,923	5,399
164,585	164,585	AMB Property Corp.	8,957	9,474
45,100	45,100	American Campus Communities Inc.	1,234	1,211
214,600	214,600	American Financial Realty Trust	1,704	1,721
159,721	159,700	Apartment Investment & Management Co.	5,720	5,546
200,000	200,000	Ashford Hospitality Trust Inc.	1,136	1,438
27,500	27,500	Associated Estates Realty Corp.	315	260
128,300	132,200	AvalonBay Communities Inc.	12,384	12,445
109,100	109,100	BioMed Realty Trust Inc.	2,606	2,528
198,600	198,600	Boston Properties Inc.	18,285	18,233
148,100	148,100	Brandywine Realty Trust	2,512	2,655
85,300	86,500	BRE Properties Inc.	3,886	3,506
341,650	341,650	Brookfield Properties Corp.	6,597	6,577
87,900	93,500	Camden Property Trust	4,413	4,502
110,900	110,900	CBL & Associates Properties Inc.	2,609	2,652
74,900	74,900	Cedar Shopping Centers Inc.	875	766
75,400	75,400	Colonial Properties Trust	1,813	1,706
79,500	79,500	Corporate Office Properties Trust	2,672	2,504
69,000	71,100	Cousins Properties Inc.	1,705	1,571
281,100	281,100	DCT Industrial Trust Inc.	2,800	2,617
199,400	205,000	Developers Diversified Realty Corp.	8,351	7,849
157,000	157,000	DiamondRock Hospitality Co.	1,989	2,352
99,000	99,000	Digital Realty Trust Inc.	3,515	3,799
179,700	164,400	Douglas Emmett Inc.	3,964	3,717
243,000	243,000	Duke Realty Corp.	5,543	6,337
59,100	51,700	Dupont Fabros Technology	975	1,013
39,400	39,400	EastGroup Properties Inc.	1,831	1,649
49,900	49,900	Education Realty Trust Inc.	627	561
37,300	37,300	Equity Lifestyle Properties Inc.	1,842	1,703
60,800	60,800	Equity One Inc.	1,457	1,400
452,300	452,300	Equity Residential	18,766	16,495
42,000	42,000	Essex Property Trust Inc.	4,787	4,095
108,700	108,700	Extra Space Storage Inc.	1,760	1,553
98,100	93,700	Federal Realty Investment Trust	7,647	7,697
101,300	101,300	FelCor Lodging Trust Inc.	1,219	1,579
72,500	74,700	First Industrial Realty Trust Inc.	2,240	2,585
41,600	41,600	First Potomac Realty Trust	639	719
384,500	384,500	General Growth Properties Inc.	14,676	15,834
62,700	62,700	Glimcher Realty Trust	750	896
64,200	64,200	GMH Communities Trust	557	354
360,900	360,900	HCP Inc	12,202	12,552
147,500	141,700	Health Care REIT Inc	6,657	6,333

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Shares			Value

2008	2007	Issuer	2008	2007

			(Unaudited)
84,600	84,600	Healthcare Realty Trust Inc	$2,212	$2,148
70,900	70,900	Hersha Hospitality Trust	640	674
94,600	96,300	Highwoods Properties Inc.	2,939	2,829
54,300	55,500	Home Properties Inc.	2,606	2,489
155,800	155,800	Hospitality Properties Trust	5,300	5,020
869,070	869,070	Host Hotels & Resorts Inc.	13,836	14,809
375,400	375,400	HRPT Properties Trust	2,526	2,902
95,300	95,300	Inland Real Estate Corp.	1,450	1,349
54,100	54,100	Kilroy Realty Corp.	2,657	2,973
365,921	365,921	Kimco Realty Corp.	14,333	13,320
47,600	47,600	Kite Realty Group Trust	666	727
66,600	66,600	LaSalle Hotel Properties	1,913	2,125
151,900	151,900	Liberty Property Trust	4,726	4,376
121,000	121,000	Macerich Co./The	8,503	8,598
109,200	111,900	Mack-Cali Realty Corp.	3,900	3,805
59,900	59,900	Maguire Properties Inc.	857	1,765
42,300	42,300	Mid-America Apartment Communities	2,108	1,808
159,000	155,200	Nationwide Health Properties Inc.	5,366	4,869
25,400	25,400	Parkway Properties Inc./Md	939	939
65,900	65,900	Pennsylvania Real Estate Investment Trust	1,607	1,956
72,200	72,200	Post Properties Inc.	2,788	2,536
427,900	427,900	Prologis	25,186	27,120
25,300	26,900	PS Business Parks Inc.	1,313	1,414
214,614	214,614	Public Storage Inc.	19,019	15,755
31,500	31,500	Ramco-Gershenson Properties	665	673
115,100	115,100	Regency Centers Corp.	7,454	7,423
19,300	19,300	Saul Centers Inc.	970	1,031
156,800	139,600	Senior Housing Properties Trust	3,716	3,166
372,621	373,221	Simon Property Group Inc.	34,620	32,418
98,507	98,507	SL Green Realty Corp.	8,025	9,207
36,500	36,500	Sovran Self Storage Inc.	1,559	1,464
124,300	124,300	Strategic Hotels & Resorts Inc.	1,632	2,080
27,800	27,800	Sun Communities Inc.	570	586
98,200	98,200	Sunstone Hotel Investors Inc.	1,572	1,796
52,300	52,300	Tanger Factory Outlet Centers	2,012	1,972
87,700	88,800	Taubman Centers Inc.	4,569	4,368
224,000	224,000	UDR, Inc.	5,492	4,446
17,000	17,000	Universal Health Realty Income Trust	566	602
78,500	78,500	U-Store-It Trust	889	719
229,500	221,800	Ventas Inc.	10,307	10,037
237,100	237,100	Vornado Realty Trust	20,440	20,853
77,700	77,700	Washington Real Estate Investment	2,597	2,441
129,600	133,000	Weingarten Realty Investors	4,465	4,182

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $442,958 and $439,154)			431,056	426,630

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

OTHER MARKETABLE SECURITIES—16.68% and 17.73%
BANKERS ACCEPTANCE—0.50% and 0.20%

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$4,359	JPMorgan Chase Bank 1/18/08 4.400%	$—	$4,349
10,000	10,000	Wachovia Bank 4/21/08 4.441%	9,984	9,851
25,000	25,000	Wachovia Bank 5/7/08 4.360%	24,930	24,570
4,670	—	JPMorgan Chase Bank 4/21/08 3.194%	4,662	—
20,000	—	Wachovia Bank 6/5/08 4.056%	19,901	—
35,000	—	Wachovia Bank 8/1/08 2.738%	34,675	—

TOTAL BANKERS ACCEPTANCE (Cost $94,065 and $38,836)			94,152	38,770

CERTIFICATES OF DEPOSIT—1.89% and 2.22%
		Issuer, Maturity Date and Interest Rate

30,000	—	Abbey National PLC 5/6/08 3.800%	30,028	—
14,030	—	Abbey National PLC 6/9/08 2.750%	14,029	—
—	25,000	American Express Centurion Bank 2/4/08 4.750%	—	25,002
—	20,000	American Express Centurion Bank 2/5/08 4.750%	—	20,002
10,000	—	Banco Bilbao Vizcaya Argentaria SA 4/4/08 4.630%	10,002	—
20,000	—	Banco Bilbao Vizcaya Argentaria SA 4/14/08 4.255%	20,011	—
10,000	—	Banco Bilbao Vizcaya Argentaria SA 6/16/08 4.140%	10,028	—
—	10,000	Bank of Montreal 2/14/08 5.030%	—	10,004
—	45,000	Bank of Montreal 3/7/08 5.100%	—	45,031
25,000	—	Bank of Montreal 5/16/08 3.040%	25,006	—
30,000	—	Bank of Nova Scotia 4/9/08 4.310%	30,011	—
—	25,000	Bank of Nova Scotia 1/16/08 5.060%	—	25,004
—	25,000	Barclays Bank 2/27/08 4.990%	—	25,013

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Interest Rate	2008	2007

			(Unaudited)
$50,000	$—	Calyon 6/17/08 2.740%	$49,995	$—
20,000	—	Calyon 6/19/08 2.480%	19,987	—
—	10,000	Calyon 1/31/08 4.820%	—	10,001
—	50,000	Calyon 3/12/08 5.050%	—	50,033
—	25,000	Deutsche Bank 1/24/08 4.950%	—	25,004
25,000	—	Deutsche Bank 6/26/08 2.500%	24,983	—
20,000	—	Deutsche Bank 4/24/08 3.200%	20,004	—
—	32,000	Dexia Banque SA 3/10/08 4.990%	—	32,017
—	20,000	Dexia Banque SA 3/25/08 4.880%	—	20,008
20,000	—	JPMorgan Chase Bank 5/19/08 2.940%	20,003	—
—	30,000	Rabobank Nederland 3/5/08 5.020%	—	30,016
—	30,000	Royal Bank of Canada 1/25/08 5.060%	—	30,007
1,500	—	Royal Bank Of Canada 6/17/08 2.690%	1,499	—
21,000	—	Societe Generale 7/1/08 2.850%	21,004	—
—	20,000	SunTrust Banks, Inc. 1/28/08 4.845%	—	19,999
—	15,000	Toronto Dominion Bank 2/26/08 5.040%	—	15,009
—	40,000	Toronto Dominion Bank 1/22/2008 5.300%	—	40,014
30,000	—	Toronto Dominion Bank 5/1/08 2.950%	30,002	—
30,000	—	Toronto Dominion Bank 5/13/08 2.920%	30,002	—

TOTAL CERTIFICATES OF DEPOSIT (Cost $356,543 and $422,007)			356,594	422,164

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

COMMERCIAL PAPER—9.84% and 9.23%

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$10,000	Abbey National North America LLC 1/8/08 4.670%	$—	$9,990
—	20,000	Abbey National North America LLC 1/9/08 4.930%	—	19,977
20,000	—	Alcon Capital Corp 6/2/08 2.525%	19,905	—
30,000	—	Alcon Capital Corp 6/12/08 2.626%	29,835	—
—	50,000	American Express Credit Corp. 1/14/08 4.510%	—	49,908
4,900	—	American Honda Finance Corp. 4/10/08 3.947%	4,896	—
20,000	—	American Honda Finance Corp. 4/23/08 2.849%	19,964	—
4,000	—	American Honda Finance Corp. 4/28/08 2.798%	3,991	—
—	2,137	American Honda Finance Corp. 1/4/08 4.380%	—	2,136
—	32,490	American Honda Finance Corp. 1/29/08 4.500-4.510%	—	32,370
—	15,438	American Honda Finance Corp. 2/11/08 4.310%	—	15,356
—	7,050	American Honda Finance Corp. 2/28/08 4.250%	—	6,997
—	13,200	Bank of America Corp 3/6/08 4.780%	—	13,088
30,000	30,000	Bank of America Corp 4/8/08 4.800%	29,981	29,604
3,915	—	Bank of America Corp 5/1/08 3.021%	3,906	—
20,000	—	Bank of America Corp 7/8/08 2.661%	19,849	—
—	20,000	Bank of America Corp 1/15/08 4.970%	—	19,961
15,000	—	Bank of Scotland 4/29/08 3.224%	14,967	—
10,000	—	Bank of Scotland 6/10/08 2.849%	9,946	—
—	34,525	Bank of Scotland 2/29/08 4.720%	—	34,260
—	27,400	Bank of Scotland 2/26/08 4.710%	—	27,201
10,000	—	Barclays US Funding Corp 4/4/08 4.099%	9,997	—
25,000	—	Barclays US Funding Corp 5/29/08 3.067%	24,889	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$20,000	Canadian Imperial Holdings, Inc. 1/29/08 4.703%	$—	$19,926
30,000	—	Ciesco LLC 4/1/08 3.137%	29,997	—
3,065	—	Ciesco LLC 5/7/08 2.717%	3,055	—
15,000	—	Ciesco LLC 5/13/08 3.062%	14,945	—
16,880	—	Ciesco LLC 5/29/08 3.204%	16,796	—
10,000	—	Ciesco LLC 6/6/08 3.143%	9,944	—
18,200	—	Citigroup Funding Inc. 4/4/08 3.167%	18,194	—
21,335	—	Citigroup Funding Inc. 5/12/08 3.143%	21,267	—
50,000	—	Citigroup Funding Inc. 6/11/08 2.940%	49,729	—
6,940	—	Citigroup Funding Inc. 6/19/08 2.535%	6,898	—
—	40,000	Citigroup Funding Inc. 1/23/08 4.850%	—	39,881
—	25,000	Citigroup Funding Inc. 2/7/08 4.650%	—	24,880
—	25,000	Citigroup Funding Inc. 2/12/08 4.650%	—	24,865
—	5,255	Coca Cola Co. 2/15/08 4.200%	—	5,224
—	20,000	Coca Cola Co. 2/19/08 4.430%	—	19,873
—	13,000	Coca Cola Co. 2/25/08 4.390%	—	12,907
10,000	—	Coca Cola Co. 4/10/08 2.808%	9,992	—
20,000	—	Corporate Asset Funding Co Inc 5/6/08 3.072%	19,938	—
19,400	—	Corporate Asset Funding Co Inc 6/10/08 3.143%	19,284	—
19,300	—	Danske Corp. 4/3/08 4.606%	19,295	—
20,000	—	Danske Corp. 4/15/08 3.964%	19,977	—
—	30,000	Danske Corp. 3/6/08 4.920%	—	29,746

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$9,525	$—	Edison Asset Securitization, LLC 4/17/08 3.011%	$9,511	$—
20,000	—	Edison Asset Securitization, LLC 6/18/08 2.545%	19,868	—
—	20,000	Edison Asset Securitization, LLC 3/11/08 4.740%	—	19,790
30,000	30,000	General Electric Capital Corp. 4/8/08 4.580%	29,981	29,607
20,000	—	General Electric Capital Corp. 6/18/08 2.879%	19,881	—
30,000	—	General Electric Capital Corp. 7/7/08 2.727%	29,778	—
—	20,460	General Electric Capital Corp. 2/19/08 4.510%	—	20,331
—	15,340	General Electric Capital Corp. 2/20/08 4.550%	—	15,241
—	30,540	General Electric Co 3/4/08 4.540%	—	30,290
—	13,200	Goldman Sachs Group Inc 1/08/08 5.200%	—	13,186
19,965	—	Goldman Sachs Group Inc 4/21/08 4.258%	19,932	—
—	12,000	Govco Incorporated 1/28/08 4.680%	—	11,948
—	20,000	Govco Incorporated 2/12/08 5.400%	—	19,870
—	37,860	Govco Incorporated 2/20/08 5.100%	—	37,571
—	29,000	Govco Incorporated 3/13/08 4.850%	—	28,688
12,000	—	Govco LLC 4/28/08 3.194%	11,971	—
12,970	—	Govco LLC 5/15/08 3.042%	12,920	—
20,000	—	Govco LLC 6/5/08 2.971%	19,889	—
49,000	—	Govco LLC 6/13/08 2.738-3.011%	48,696	—
5,750	—	Govco LLC 6/27/08 3.021%	5,708	—
35,140	35,140	Greenwich Capital Holdings 4/14/08 4.850%	35,102	34,650
20,000	—	Greenwich Capital Holdings 5/22/08 4.339%	19,922	—
—	6,990	Harley-Davidson Funding 2/21/08 4.480%	—	6,944

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$30,000	HSBC Finance Corporation 2/21/08 4.700%	$—	$29,757
20,000	—	HSBC Finance Corporation 5/23/08 2.961%	19,919	—
20,000	—	HSBC Finance Corporation 6/3/08 2.890%	19,903	—
30,000	—	HSBC Finance Corporation 6/23/08 2.535%	29,808	—
—	5,420	IBM (International Business Machines Corp.) 1/3/08 4.230%	—	5,418
—	25,000	IBM Capital Inc 3/10/08 4.250%	—	24,773
20,000	—	IBM Capital Inc 6/10/08 2.332%	19,892	—
—	10,000	IBM International Group 1/14/08 4.725%	—	9,982
—	18,900	IBM International Group 1/15/08 4.725%	—	18,863
—	20,000	IBM International Group 2/27/08 4.220%	—	19,852
15,000	—	IBM International Group Capital LLC 4/18/08 2.535%	14,979	—
20,000	—	IBM International Group Capital LLC 4/21/08 2.514%	19,967	—
4,520	—	IBM International Group Capital LLC 4/30/08 2.484%	4,510	—
—	20,000	ING (US) Finance 1/30/08 4.730%	—	19,924
—	25,000	ING (US) Finance 2/22/08 4.820%	—	24,832
25,000	—	ING US Funding LLC 5/2/08 3.133%	24,939	—
25,000	—	ING US Funding LLC 5/27/08 3.011%	24,893	—
7,390	—	ING US Funding LLC 6/10/08 2.971%	7,351	—
2,695	—	Johnson & Johnson 4/1/08 2.545%	2,695	—
22,445	—	JPMorgan Chase & Co. 4/1/08 4.398%	22,443	—
25,000	—	JPMorgan Chase & Co. 5/14/08 2.940%	24,916	—
20,000	—	JPMorgan Chase & Co. 5/21/08 2.971%	19,922	—
3,000	—	JPMorgan Chase & Co. 7/3/08 2.768%	2,978	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$22,904	Kitty Hawk Funding Corp 3/14/08 5.030%	$—	$22,653
25,000	—	Lloyds TSB Bank PLC 5/20/08 2.981%	24,906	—
20,000	—	Lloyds TSB Bank PLC 5/30/08 3.032%	19,910	—
11,540	—	Lloyds TSB Bank PLC 6/2/08 2.981%	11,485	—
15,460	—	Nestle Capital Corp 4/17/08 3.042-3.802%	15,440	—
20,000	—	Nestle Capital Corp 5/22/08 2.778%	19,922	—
5,885	—	Nestle Capital Corp 6/6/08 2.778%	5,855	—
7,000	—	Nestle Capital Corp 3/12/09 2.403%	6,827	—
—	20,000	Nestle Capital Corp 2/6/08 4.740%	—	19,907
—	20,000	Nestle Capital Corp 3/5/08 5.210%	—	19,834
—	14,500	Nestle Capital Corp 3/11/08 5.090%	—	14,367
—	9,300	Paccar Financial Corp 1/14/08 4.730%	—	9,283
—	10,000	Paccar Financial Corp 2/11/08 4.490%	—	9,947
—	15,300	Paccar Financial Corp 2/28/08 4.500%	—	15,185
—	10,000	Park Avenue Receivables Corp 3/18/08 4.650%	—	9,884
20,000	—	Park Avenue Receivables Corp 4/1/08 3.152%	19,998	—
2,530	—	Park Avenue Receivables Corp 5/2/08 2.839%	2,523	—
7,920	—	Park Avenue Receivables Corp 6/6/08 2.819%	7,875	—
5,490	—	Pepsico Inc 4/9/08 2.598%	5,486	—
15,000	—	Pepsico Inc 5/21/08 2.109%	14,942	—
19,645	19,645	Pfizer Inc 5/15/08 4.410%	19,578	19,286
30,000	—	Pfizer Inc 8/25/08 2.575%	29,669	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$10,000	$—	Pfizer Inc 8/28/08 2.585%	$9,888	$—
10,000	—	Private Export Funding Corporation 4/2/08 3.035%	9,998	—
5,525	—	Private Export Funding Corporation 4/14/08 4.076%	5,519	—
24,900	—	Private Export Funding Corporation 5/28/08 2.859%	24,790	—
10,000	—	Private Export Funding Corporation 5/30/08 2.788%	9,955	—
10,000	—	Private Export Funding Corporation 6/3/08 2.667%	9,951	—
9,500	—	Private Export Funding Corporation 6/27/08 2.231%	9,436	—
13,000	—	Private Export Funding Corporation 7/3/08 2.687%	12,907	—
10,000	—	Private Export Funding Corporation 7/25/08 2.687%	9,911	—
—	28,000	Private Export Funding Corporation 1/30/08 4.640-4.750%	—	27,893
—	1,500	Private Export Funding Corporation 1/31/08 4.530%	—	1,494
—	20,000	Private Export Funding Corporation 2/5/08 4.740%	—	19,909
—	10,000	Private Export Funding Corporation 2/11/08 4.680%	—	9,947
—	10,000	Private Export Funding Corporation 3/3/08 4.680%	—	9,919
18,880	—	Procter & Gamble International S.C. 4/8/08 2.598-2.701%	18,868	—
15,170	—	Procter & Gamble International S.C. 4/17/08 2.667%	15,150	—
20,000	—	Procter & Gamble International S.C. 4/22/08 2.231%	19,966	—
—	4,665	Procter & Gamble International S.C. 1/4/08 4.750%	—	4,663
—	10,000	Procter & Gamble International S.C. 1/16/08 4.740%	—	9,979
—	10,000	Procter & Gamble International S.C. 1/18/08 4.750%	—	9,977
—	10,000	Procter & Gamble International S.C. 1/31/08 4.200%	—	9,961
—	17,000	Procter & Gamble International S.C. 2/1/08 4.600%	—	16,931
—	30,000	Procter & Gamble International S.C. 2/14/08 4.740%	—	29,831

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$8,000	Procter & Gamble International S.C. 3/12/08 4.350%	$—	$7,926
—	9,000	Procter & Gamble International S.C. 3/14/08 4.190%	—	8,914
1,250	—	Rabobank USA Financial Corp 4/11/08 2.934%	1,249	—
18,045	—	Rabobank USA Financial Corp 5/8/08 2.879%	17,993	—
8,395	—	Ranger Funding Company LLC 4/17/08 3.853%	8,382	—
20,000	—	Ranger Funding Company LLC 4/22/08 3.447%	19,961	—
25,000	—	Ranger Funding Company LLC 5/20/08 2.849%	24,893	—
—	12,000	Ranger Funding Company LLC 1/10/08 5.110%	—	11,982
—	31,573	Ranger Funding Company LLC 1/18/08 5.080-5.580%	—	31,486
—	25,000	Royal Bank of Scotland 2/8/08 4.740%	—	24,877
10,000	—	Royal Bank of Scotland 5/8/08 3.011%	9,971	—
—	10,000	Shell International Financial 3/28/08 4.470%	—	9,884
4,835	—	Societe Generale North America, Inc. 4/2/08 4.677%	4,834	—
17,420	17,420	Societe Generale North America, Inc. 4/4/08 4.640%	17,414	17,201
35,000	—	Societe Generale North America, Inc. 4/11/08 4.219-4.300%	34,970	—
—	20,000	Societe Generale North America, Inc. 1/10/08 5.155%	—	19,974
—	15,000	Societe Generale North America, Inc. 2/1/08 4.780%	—	14,940
—	25,000	Societe Generale North America, Inc. 3/26/08 4.830%	—	24,718
—	17,800	Swedish Export Credit 1/15/08 4.860%	—	17,765
—	36,000	Swedish Export Credit 1/17/08 4.740%	—	35,920
—	16,000	Swedish Export Credit 3/12/08 4.370%	—	15,851
—	18,505	Swedish Export Credit 1/14/2008 4.720-4.820%	—	18,471
10,000	10,000	Swedish Export Credit 4/9/08 4.720%	9,993	9,868

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$39,500	$—	Swedish Export Credit 5/5/08 3.042-3.670%	$39,395	$—
—	25,000	Toronto-Dominion Holdings 2/11/08 4.710%	—	24,868
—	10,000	Toronto-Dominion Holdings 1/31/08 5.060%	—	9,961
18,000	—	Toyota Motor Credit Corp. 5/12/08 4.228%	17,943	—
40,000	—	Toyota Motor Credit Corp. 6/24/08 2.920%	39,743	—
10,000	—	Toyota Motor Credit Corp. 6/27/08 2.281%	9,933	—
—	19,000	Toyota Motor Credit Corp. 1/8/08 4.520%	—	18,980
—	30,000	Toyota Motor Credit Corp. 2/15/08 4.880%	—	29,827
—	30,000	Toyota Motor Credit Corp. 2/25/08 4.740%	—	29,787
—	20,000	Toyota Motor Credit Corp. 2/28/08 4.530%	—	19,850
4,670	—	UBS Finance, (Delaware) Inc. 4/3/08 4.585%	4,669	—
25,000	25,000	UBS Finance, (Delaware) Inc. 4/7/08 4.910%	24,986	24,676
10,000	—	UBS Finance, (Delaware) Inc. 5/8/08 4.299%	9,971	—
8,800	—	UBS Finance, (Delaware) Inc. 5/12/08 3.853%	8,772	—
5,000	—	UBS Finance, (Delaware) Inc. 6/10/08 4.096%	4,973	—
—	20,000	UBS Finance, (Delaware) Inc. 2/13/08 5.030%	—	19,889
—	17,215	UBS Finance, (Delaware) Inc. 2/21/08 5.000%	—	17,102
—	3,970	Unilever Capital Corp 1/11/08 4.230%	—	3,964
20,000	20,000	United Parcel Service Inc 4/1/08 4.380%	19,998	19,758
20,000	20,000	United Parcel Service Inc 4/28/08 4.340%	19,957	19,681
20,000	20,000	United Parcel Service Inc 4/29/08 4.340%	19,956	19,678
—	10,000	United Parcel Service Inc 3/18/08 4.300%	—	9,899
—	30,000	United Parcel Service Inc 3/31/08 4.400%	—	29,640

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$7,831	$7,831	Variable Funding Capital Corporation 4/25/08 4.640%	$7,814	$7,694
8,765	—	Wal-Mart Stores Inc 4/29/08 2.788%	8,746	—
29,125	—	Wells Fargo & Co 4/1/08 2.431%	29,123	—
30,000	30,000	Yorktown Capital, LLC 4/15/08 4.875%	29,960	29,528
30,000	—	Yorktown Capital, LLC 5/1/08 3.265%	29,920	—
8,000	—	Yorktown Capital, LLC 5/12/08 3.123%	7,971	—
20,000	—	Yorktown Capital, LLC 5/19/08 3.042%	19,916	—

TOTAL COMMERCIAL PAPER (Cost $1,857,733 and $1,755,528)			1,857,872	1,755,076

GOVERNMENT AGENCY NOTES—4.45% and 5.82%
		Issuer, Maturity Date and Yield(6)

30,600	—	Fannie Mae Discount Notes 4/1/08 2.392%	30,600	—
20,000	—	Fannie Mae Discount Notes 4/2/08 4.212%	19,999	—
30,000	30,000	Fannie Mae Discount Notes 4/24/08 4.220%	29,966	29,614
41,650	41,650	Fannie Mae Discount Notes 4/30/08 4.150-4.180%	41,590	41,086
5,000	—	Fannie Mae Discount Notes 5/2/08 1.926%	4,992	—
23,355	—	Fannie Mae Discount Notes 5/9/08 3.589%	23,311	—
19,875	—	Fannie Mae Discount Notes 5/14/08 2.748%	19,832	—
3,941	—	Fannie Mae Discount Notes 5/21/08 2.748%	3,931	—
31,901	31,901	Fannie Mae Discount Notes 5/28/08 4.100%	31,810	31,360
40,750	—	Fannie Mae Discount Notes 6/25/08 1.957-2.099%	40,556	—
15,000	—	Fannie Mae Discount Notes 6/27/08 2.099%	14,927	—
—	32,465	Fannie Mae Discount Notes 1/4/08 4.330%	—	32,458
—	18,990	Fannie Mae Discount Notes 2/15/08 4.230%	—	18,894

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$12,840	Fannie Mae Discount Notes 3/26/08 4.285%	$—	$12,717
—	20,000	Fannie Mae Discount Notes 2/19/08 4.200%	—	19,890
—	16,600	Fannie Mae Discount Notes 2/21/08 4.280%	—	16,505
—	25,000	Fannie Mae Discount Notes 2/22/08 4.270%	—	24,854
—	23,725	Fannie Mae Discount Notes 3/5/08 4.170%	—	23,554
—	44,000	Fannie Mae Discount Notes 3/6/08 4.260%	—	43,678
—	29,045	Fannie Mae Discount Notes 3/20/08 4.190-4.280%	—	28,786
—	30,000	Fannie Mae Discount Notes 3/21/08 4.280%	—	29,729
—	22,518	Fannie Mae Discount Notes 3/27/08 4.190-4.240%	—	22,299
—	17,890	Fannie Mae Discount Notes 3/28/08 4.270%	—	17,714
23,000	—	Federal Home Loan Bank Discount Notes 4/2/08 2.700%	22,999	—
80,200	—	Federal Home Loan Bank Discount Notes 4/16/08 3.670%	80,140	—
9,670	—	Federal Home Loan Bank Discount Notes 4/18/08 2.900%	9,662	—
31,095	—	Federal Home Loan Bank Discount Notes 4/23/08 2.135-2.808%	31,061	—
20,600	—	Federal Home Loan Bank Discount Notes 4/25/08 2.922%	20,575	—
8,990	—	Federal Home Loan Bank Discount Notes 5/16/08 2.738%	8,970	—
15,000	—	Federal Home Loan Bank Discount Notes 5/21/08 2.748%	14,963	—
35,570	—	Federal Home Loan Bank Discount Notes 6/20/08 1.926%	35,410	—
42,075	—	Federal Home Loan Bank Discount Notes 6/30/08 2.028%	41,863	—
3,425	—	Federal Home Loan Bank Discount Notes 8/22/08 2.575%	3,397	—
15,000	15,000	Federal Home Loan Bank System 11/20/08 4.700%	14,996	14,992
—	25,000	Federal Home Loan Banks 1/2/08 4.450%	—	25,000
—	25,000	Federal Home Loan Banks 1/3/08 4.450%	—	24,997

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$—	$28,850	Federal Home Loan Banks 1/4/08 4.661%	$—	$28,844
—	34,945	Federal Home Loan Banks 1/7/08 4.450%	—	34,926
—	41,450	Federal Home Loan Banks 1/11/08 4.260-4.900%	—	41,409
—	77,800	Federal Home Loan Banks 1/16/08 4.280-4.290%	—	77,681
—	32,500	Federal Home Loan Banks 1/25/08 4.260%	—	32,419
—	43,830	Federal Home Loan Banks 1/28/08 4.300%	—	43,706
—	2,000	Federal Home Loan Banks 2/1/08 4.480%	—	1,993
—	25,000	Federal Home Loan Banks 2/13/08 4.200%	—	24,880
—	23,694	Federal Home Loan Banks 3/12/08 4.250%	—	23,505
—	30,000	Federal Home Loan Banks 3/17/08 4.270%	—	29,743
—	20,000	Federal Home Loan Banks 3/19/08 4.270%	—	19,824
—	85,900	Federal Home Loan Banks 3/24/08 4.260%	—	85,096
—	10,000	Freddie Mac Discount Note 2/21/08 4.320%	—	9,943
—	30,000	Freddie Mac Discount Note 1/24/08 4.330%	—	29,928
—	32,470	Freddie Mac Discount Note 1/31/08 4.320%	—	32,367
—	22,400	Freddie Mac Discount Note 2/14/08 4.220%	—	22,290
—	25,487	Freddie Mac Discount Note 2/20/08 4.210%	—	25,344
—	8,500	Freddie Mac Discount Note 3/3/08 4.240%	—	8,441
—	17,925	Freddie Mac Discount Note 3/31/08 4.120%	—	17,738
39,455	—	Freddie Mac Discount Note 4/7/08 2.787-4.111%	39,443	—
26,735	26,735	Freddie Mac Discount Note 4/10/08 4.145%	26,723	26,434
20,817	20,817	Freddie Mac Discount Note 4/18/08 4.175%	20,799	20,563
10,795	10,795	Freddie Mac Discount Note 4/25/08 4.180%	10,782	10,657

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2008 and December 31, 2007
(In thousands)

Principal			Value

2008	2007	Issuer, Maturity Date and Yield(6)	2008	2007

			(Unaudited)
$10,858	$—	Freddie Mac Discount Note 4/28/08 2.748%	$10,843	$—
9,165	—	Freddie Mac Discount Note 6/2/08 1.754%	9,133	—
23,635	—	Freddie Mac Discount Note 6/4/08 2.616%	23,550	—
20,900	—	Freddie Mac Discount Note 6/9/08 2.112%	20,819	—
50,000	—	Freddie Mac Discount Note 7/11/08 2.109%	49,715	—
25,000	—	Freddie Mac Discount Note 7/25/08 2.109%	24,838	—
42,326	—	Freddie Mac Discount Note 8/18/08 2.520%	41,994	—
16,050	—	Freddie Mac Discount Note 9/8/08 2.119%	15,907	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $839,493 and $1,105,525)			840,096	1,105,858

VARIABLE NOTES—0.00% and 0.26%
—	25,000	Wells Fargo Bank 1/7/08 4.600%	—	24,999
—	25,000	Wells Fargo Bank 1/8/08 4.600%	—	24,999

TOTAL VARIABLE NOTES (Cost $0 and $50,000)			—	49,998

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,147,834 and $3,371,896)			3,148,714	3,371,866

TOTAL MARKETABLE SECURITIES (Cost $3,590,792 and $3,811,050)			3,579,770	3,798,496

MORTGAGE LOAN RECEIVABLE—0.39% and 0.39%

		Borrower, Maturity Date and Current Rate

75,000	75,000	Klingle Corporation 7/10/11 6.170%	73,106	72,520

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000 and $75,000)			73,106	72,520

TOTAL INVESTMENTS (Cost $15,849,183 and $15,951,458)			$18,879,386	$19,013,601

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	Leasehold interest only.

(3)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(4)	The market value reflects the final settlement due the Account. The investment was sold on 8/24/07.

(5)	Located throughout the U.S.

(6)	Yield represents the annualized yield at the date of purchase.

See notes to the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) entitled “Item 1A. Risk Factors”. The past performance of the Account is not indicative of future results.

Forward-Looking Statements

          Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. Forward-looking statements involve risks and uncertainties, some of which are referenced in the section of the Form 10-K entitled “Item 1A. Risk Factors”, elsewhere in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Item 1A of Part II of this Form 10-Q that could cause actual results to differ materially from historical experience or management’s present expectations.

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

First Quarter 2008 U.S. Economic and Commercial Real Estate Overview

          The TIAA Real Estate Account (the “Account”) invests primarily in high quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. Commercial real estate performance and market fundamentals during the first quarter of 2008 remained relatively stable, but the strains of the weakening economy are beginning to show with vacancy rates rising slightly across each property sector. As with other industry sectors, commercial real estate sales activity has been constrained by the current “credit crunch,” and the number of transactions were down by more than 49% in first quarter 2008 as compared to first quarter 2007. According to Real Capital Analytics (RCA), a primary source of commercial real estate transactions data, the $42 billion in transactional volume in the first quarter of 2008 represented a 67% decline over the $128 billion total from first quarter 2007. However, first quarter 2007 represents the peak of commercial real estate sales activity as the period includes Blackstone’s $32 billion buyout of Equity Office Properties. Even though trading volume has been weak, RCA noted that property prices have largely held firm. “Bid-ask” spreads have widened considerably, as sellers remain reluctant to sell at perceived discounts to true value while prospective buyers hope to acquire properties at perceived discounts. Given this impasse and the tight credit markets, management expects that transactional activity is likely to remain depressed through much of 2008.

          The U.S. economy continued to produce very weak economic growth during the first quarter of 2008, reflecting weak gains in consumer spending, an ongoing credit crunch and the protracted housing market correction. Payroll employment declined throughout the first quarter for a total loss of 240,000 jobs and a drop of another 20,000 in April. Consumers were also harmed by steeply rising oil prices with crude reaching a cycle high of almost $120 per barrel in April and gasoline nearing $4 per gallon. At the same time, home values are declining across most major metropolitan areas, home mortgage delinquencies and foreclosures are rising and home sales remain very weak as prospective buyers wait for a bottom in prices. Retailers are also being harmed as consumers pull back; several national retailers have filed for bankruptcy, and others are closing poorly performing stores in the face of a challenging economic environment.

          In the Federal Reserve Board’s April 2008 Beige Book, which reports on economic conditions in the twelve Federal Reserve Districts (“Districts”) through March 31, 2008, the Federal Reserve Board characterized economic conditions as having weakened since its March publication. It noted that consumer spending, which was positively assisted by international tourist spending, generally softened across most Districts, that commercial real estate activity was steady in three Districts but softening in the other nine, and that the housing market was weak in all Districts. Tighter lending standards were noted for both commercial and residential real estate loans. This update supports the consensus economic outlook as reported in the Blue Chip Financial Forecasts dated May 1st, which calls for slightly negative GDP growth in the second quarter followed by a slow 1.6% per quarter growth rate for the second half of the year. Despite the weak economic performance, office market vacancy rates increased slightly in the first quarter compared with the prior year. The Account’s office properties are maintaining stable occupancy even as vacancy rates in some of their metro area markets rise in the face of layoffs in the financial sector especially among residential mortgage lenders. Similarly, the Account’s retail properties are maintaining occupancy despite rising vacancy rates in the national retail sector.

          The Federal Reserve has taken aggressive steps to stimulate economic activity in the face of what the majority of economists are deeming a probable recession. The Federal Open Market Committee (“FOMC”) cut the federal funds rate in each of January, March, and April 2008, by a total of 150 basis points bringing it to 2.00% from 5.25% set in June 2007. On balance, the lower federal funds rate has done little to stimulate credit markets because spreads have widened to offset the easing leaving interest rates no lower. The more powerful actions taken by the Federal Reserve include introducing more flexibility in lending to banks along with allowing, if not encouraging, investment banks to borrow as well using their illiquid structured assets as collateral. This accommodation was initiated with the Federal Reserve’s credit loss backstop, which enabled the acquisition of Bear Stearns by JPMorgan Chase. The rescue of Bear Stearns appears to have effectively calmed financial markets, but credit remains tight reflecting, in part, the lags that usually occur between monetary easing and its impact on economic activity.

          Management believes that the full economic effect of the recent economic deterioration has yet to fully impact real estate markets and, while economic conditions are likely to weaken further, commercial real estate market fundamentals should remain stable to slightly declining in the near term. Management believes that the likelihood of ongoing negative pressures on markets remain high in the near term. At the same time current commercial real estate fundamentals are, for the most part, in solid shape, and therefore suggest a capacity to weather these pressures. In particular, management believes that commercial real estate net operating income will be bolstered in the near-term as leases are renewed at current market rents that are sharply higher than rents in force when those leases were signed several years ago. While the erosion in employment will dilute the demand for space, the effects should be mitigated by the modest flow of new construction due for delivery over the year ahead. In addition to near-term macroeconomic conditions that impact the supply and demand for commercial real estate, the performance of the Account can also be affected by geopolitical risks, industry or sector slowdowns, and event risk affecting individual properties, tenants, or geographies.

          While management cannot predict the exact nature or timing of such changes or the magnitude of their impact on the Account, our experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes could have a direct and meaningful impact on the returns of the Account. Please refer to the section entitled “Item 1A. Risk Factors,” included in the Form 10-K, for a more detailed description of the risks associated with an investment in the Account.

Investments as of March 31, 2008

          As of March 31, 2008, the Account had total net assets in the amount of $17.5 billion, a 15% increase from March 31, 2007, but a 1.2% decrease from December 31, 2007. The growth in the Account’s net assets as compared to the March 31, 2007 period were driven by the positive net investment income, capital appreciation on the Account’s investment portfolio, combined with a steady inflow of premiums and net transfers into the Account during the twelve months ended March 31, 2008. The decrease in the total net assets during the three month period ended March 31, 2008 was primarily due to net transfers out of the Account as well as the depreciation of the Account’s interest in joint ventures due to the valuation of the debt.

          As of March 31, 2008, the Account owned a total of 111 real estate property investments (99 of which were wholly-owned, 12 of which were held in joint ventures) and one remaining equity interest in a joint venture, which sold its real estate investments during the third quarter of 2007, representing 78.9% of the Account’s total investment portfolio. The real estate portfolio included 46 office properties (5 of which were held in joint ventures and one located in London, England), 27 industrial properties (including one held in a joint venture), 21 apartment complexes, 16 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 111 real estate property investments, 20 are subject to debt (including seven joint venture property investments). Total debt on the Account’s wholly-owned real estate portfolio as of March 31, 2008 was $1.4 billion representing 8.2% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of March 31, 2008 was $3.5 billion representing 19.8% of Total Net Assets. The Account currently has no Account-level debt.

          During the first quarter of 2008, the Account did not purchase or sell any property investments. The Account did purchase a tenant’s leasehold interest in approximately 40,000 square feet of retail space for approximately $45.2 million.

          Management believes that the Account’s real estate portfolio is diversified by location and property type. The largest investment, DDR Joint Venture, is comprised of 65 properties in 13 states and represents 5.30% of Total Investments and 6.72% of total real estate investments. No single property investment represented more than 3.42% of Total Investments or more than 4.33% of total real estate investments, based on the values of such assets. The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest holdings, and list its top five overall market exposures by metropolitan statistical area. All information is based on the values of the properties at March 31, 2008.

Diversification by Market Value

	East (27)	West (36)	South (36)	Midwest (7)	Various* (3)	Foreign** (2)	Total (111)

Office (46)	20.7%	19.9%	11.6%	1.2%	0.0%	2.7%	56.1%
Apartment (21)	2.0%	5.9%	5.0%	0.0%	0.0%	0.0%	12.9%
Industrial (27)	1.7%	6.1%	3.4%	1.4%	0.5%	0.0%	13.1%
Retail (16)	1.6%	1.0%	5.9%	0.1%	6.7%	2.1%	17.4%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%	0.5%

Total (111)	26.0%	32.9%	25.9%	2.7%	7.7%	4.8%	100.0%

( )	Number of property investments in parentheses.

*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of retail properties located in various regions across the U.S.

**	Represents real estate investments in the United Kingdom and France.

***	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY.

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD.

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX.

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI.

Top Ten Largest Real Estate Property Investments

Property Name	City	State	Type	Market Value ($M)(a)	% of Total Real Estate Portfolio (b)	% of Total Investments

DDR Joint Venture	Various	USA	Retail	$1,000.9(c)	6.72%	5.30%
1001 Pennsylvania Avenue	Washington	DC	Office	645.0(d)	4.33%	3.42%
50 Fremont	San Francisco	CA	Office	478.8(e)	3.21%	2.54%
Four Oaks Place	Houston	TX	Office	477.8	3.21%	2.53%
Fourth and Madison	Seattle	WA	Office	470.0(f)	3.15%	2.49%
Westferry Circus	London	UK	Office	409.3(g)	2.75%	2.17%
The Newbry	Boston	MA	Office	380.2	2.55%	2.01%
780 Third Avenue	New York City	NY	Office	375.0	2.52%	1.99%
Yahoo Center	Santa Monica	CA	Office	369.2	2.48%	1.96%
Ontario Industrial Portfolio	Ontario	CA	Industrial	367.0(h)	2.46%	1.94%

(a)

Value as reported in the March 31, 2008 Statement of Investments. Investments owned 100% by TIAA are reported based on fair value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation(DDR), and consists of 65 retail properties located in 13 states.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $426.6 million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $341.8 million.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $320.0 million.

(g)

This property is shown gross of debt. The value of the Account’s interest less leverage is $150.7 million. The market value has been converted to U.S dollars from Pound Sterling at the exchange rate as of March 31, 2008.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $357.6 million.

Top Five Overall Market Exposure

Metropolitan Statistical Area (MSA)	% Leased	# of Investments	% of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	99.0%	9	8.50%
Los Angeles-Long Beach-Glendale CA	92.0%	8	5.83%
Boston-Quincy MA	96.7%	5	5.48%
San Francisco-San Mateo-Redwood City CA	94.3%	4	5.19%
Houston-Bay Town-Sugar Land TX	97.0%	3	4.32%

          As of March 31, 2008, the Account also held investments in real estate limited partnerships, representing 1.74% of Total Investments, real estate equity securities representing 2.28% of Total Investments, a mortgage loan receivable representing 0.39% of Total Investments, certificates of deposit representing 1.89% of Total Investments, commercial paper representing 9.84% of Total Investments, government bonds representing 4.45% of Total Investments, and bankers acceptances representing 0.50% of Total Investments.

Real Estate Market Update by Property Type

          (Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the quarter ended March 31, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

          The United States economy continued to weaken during the first quarter of 2008. The U.S. Bureau of Labor Statistics reported that payroll employment in the United States declined by 232,000 in the first quarter of 2008 as compared to a gain of 241,000 jobs during the fourth quarter of 2007. The downturn has been broadly based with only the education & health care, leisure & hospitality, and government sectors growing, and most other sectors contracting. Despite the weaker economic activity, commercial real estate fundamentals remained stable, although vacancy rates began to increase slightly in certain markets and rents have begun to flatten after an extended period of growth.

          Payroll employment growth in the majority of the Account’s primary metropolitan areas was positive in the first quarter of 2008. The Account’s top markets based on net equity value of the Account’s property investments were Washington, D.C., Los Angeles, Boston, San Francisco and Houston. Employment growth was strongest in Houston (3.5%), due to an expanding energy sector, and more modest in San Francisco (2.1%), Boston (1.4%) and Washington, D.C. (1.1%) in the first quarter. Los Angeles was the only metropolitan area to experience modest employment losses (-0.4%).

          Growth in employment is highly correlated with tenant demand for commercial real estate. Financial activities along with professional and business services, both key office-using sectors, shed 24,000 and 95,000 jobs, respectively, during the first quarter of 2008. For professional and business services, this marked the first quarter of employment losses since 2002. Within the sector, the employment services industry—which includes temporary help agencies and is often an indicator of future full-time hiring—contracted. In financial activities, the credit intermediation subsector, which includes sub-prime mortgage brokers and related activities, continues to contract as the housing market slump deepens. Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely used source of real estate market data, reported that national office market vacancies edged up to 12.9% in the first quarter of 2008, compared with 12.5% in the fourth quarter of 2007. This marked the second consecutive increase in the national office vacancy rate; previously, the last increase occurred in early 2003. While the national vacancy rate increased, the vacancy rate of the Account’s office portfolio for the first quarter of 2008 of 5.1% was considerably lower than the national average and represented a decrease from 5.7% in fourth quarter 2007.

          Office market fundamentals in the Account’s top office markets have remained fairly stable through the first quarter of 2008. Each of the Account’s top office markets had vacancy rates significantly below the national average. In the Washington, D.C. market, where the largest proportion of the Account’s office investments is concentrated, the vacancy rate was 10.6% as of first quarter 2008 vs. the 12.9% national average. In comparison, the average vacancy of the Account’s office portfolio in the Washington, D.C. metropolitan area was 0.7% as of first quarter 2008. The table below compares the vacancy rates of the Account’s properties to that of their respective markets:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

OFFICE				5.1%		12.9%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,412.70	7.5%	0.7%	10.6%	—
2	Boston-Quincy MA	$1,002.00	5.3%	3.0%	10.7%	—
3	San Francisco-San Mateo- Redwood City CA	$885.60	4.7%	6.0%	8.6%	—
4	Los Angeles-Long Beach- Glendale CA	$722.00	3.8%	8.0%	10.6%	—
5	Seattle-Bellevue-Everett WA	$672.00	3.6%	2.6%	9.8%	—

* Source: Torto Wheaton Research

          The moderation of economic activity across the nation has contributed to an increase in industrial market vacancies. Demand for industrial space is influenced primarily by the national economic conditions, including industrial production, international trade flows, as well as employment growth in the manufacturing, wholesale trade, and transportation and warehousing industries. The Gross Domestic Product (“GDP”) for the first quarter of 2008 showed that the economy grew at a rate of only 0.6%. The nation’s sluggish economic growth is reflected by industrial market conditions, as industrial vacancies averaged 9.8% as of first quarter 2008, up from 9.4% at the end of the fourth quarter of 2007. While still near historical lows, this marks the second consecutive quarterly increase in the industrial vacancy rate. The vacancy rate for the Account’s industrial portfolio, some of which are located in markets that are the nation’s top distribution hubs for international and domestic goods, averaged 5.7% in the first quarter 2008, an increase from 4.3% in the fourth quarter 2007. The average vacancy rates of the Account’s properties in the top industrial markets are considerably lower than the national average as indicated below:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

INDUSTRIAL				5.7%		9.8%

1	Riverside-San Bernardino- Ontario CA	$503.00	2.7%	8.8%	11.1%	—
2	Dallas-Plano-Irving TX	$208.90	1.1%	6.2%	11.3%	—
3	Chicago-Naperville-Joliet IL	$203.60	1.1%	1.2%	10.9%	—
4	Los Angeles-Long Beach- Glendale CA	$151.00	0.8%	1.5%	4.9%	—
5	Atlanta-Sandy Springs- Marietta GA	$134.30	0.7%	2.2%	13.3%	—

* Source: Torto Wheaton Research

          Nationally, many port markets, particularly those along the West Coast, have experienced weaker demand for industrial space due to slower import activity. Imports have slowed dramatically as the weak U.S. dollar has made imported goods more expensive. However, a surge in U.S. exports has offset much of the drop in imports, though not all. Availability in Riverside, CA, the Account’s top industrial market, increased to 11.1% as of first quarter 2008 as compared to 9.2% in fourth quarter 2007. In comparison, the vacancy rate of the Account’s industrial properties in Riverside averaged 8.8% as of first quarter 2008. Industrial vacancies in Los Angeles, another top market, remained the lowest in the nation at 4.9%. In other top markets, vacancies in Chicago (10.9%), Dallas (11.3%), and Atlanta (13.3%) are above the national average; however, the average vacancy of the Account’s portfolio in Chicago, Dallas, and Atlanta was much lower, at 1.2%, 6.2%, and 2.2%, respectively.

          Preliminary data from Torto Wheaton Research indicates that rental apartment market conditions deteriorated during the first quarter of 2008. Vacancy rates in the nation’s largest metropolitan markets averaged 5.5% in the first quarter of 2008, up from 4.7% in the first quarter of 2007. (Year-over-year comparisons are necessary to account for seasonality in apartment leasing.) Increased competition from unsold single-family homes and condominiums was partially responsible for the rise in vacancy rates. Markets which saw some of the greatest increases in vacancy rates during recent quarters were those which experienced a significant surge in residential construction, such as Las Vegas, West Palm Beach, Phoenix, and Fort Lauderdale. In comparison, the average vacancy rate for the Account’s apartment portfolio was 5.2% as of first quarter 2008 vs. the 5.5% national average. The table below details the average vacancy rates of the Account’s properties in its top apartment markets:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Weighted Average Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

APARTMENT				5.2%		5.5%

1	Houston-Bay Town-Sugar Land TX	$337.30	1.8%	2.9%	8.6%	—
2	Phoenix-Mesa-Scottsdale AZ	$313.40	1.7%	3.5%	7.0%	—
3	Denver-Aurora CO	$235.80	1.3%	6.3%	5.2%	—
4	Atlanta-Sandy Springs- Marietta GA	$190.40	1.0%	4.7%	8.2%	—
5	New York-Wayne-White Plains NY-NJ	$161.00	0.9%	2.0%	5.6%	—

* Source: Torto Wheaton Research

          Retail market conditions also softened in the first quarter of 2008 as vacancies in neighborhood and community centers rose to 10.1% versus 9.8% in the fourth quarter of 2007. Despite being pinched by elevated energy prices, job losses and declining home prices, consumers continued to spend. The U.S. Bureau of Commerce indicated that retail spending (excluding autos, auto parts, and gasoline) increased 2.2% in the first quarter of 2008 compared to the first quarter of 2007 and was essentially flat compared to the fourth quarter of 2007. Torto Wheaton Research noted that vacancy rates declined in 13 of the 41 markets it tracks, and suggested that the sector may be bottoming. The average vacancy rate for the Account’s retail portfolio was 4.4% as of first quarter 2008.

          Management believes that commercial real estate construction has remained at a sustainable level. According to Torto Wheaton Research, office construction nationally is expected to total approximately 74 million square feet in 2008, up from 64 million square feet in 2007, but well below an average of 92 million square feet during the 1999-2001 construction peak. Similarly, in the industrial market, Torto Wheaton Research expects approximately 174 million square feet to be built in 2008, up modestly from 165 million square feet in 2007, but well below an average of 245 million square feet during the 1998-2001 construction peak. Apartment construction is expected to total approximately 220,000 units in 2008, down from 230,000 units in 2007. Retail construction is also expected to decline, with 20 million square feet expected in 2008, as compared to nearly 30 million square feet in 2007.

Economic Outlook for the Remainder of 2008

          While commercial real estate fundamentals have remained positive to date despite the capital markets turmoil of recent months, management expects these fundamentals to weaken to some degree in the months ahead as a result of a weak economic growth environment. There is little disagreement among economic forecasters with regard to the first half of 2008; expectations of very weak, if not negative, growth are unanimous. Some forecasters are expecting mildly negative GDP growth during the first half of the year while others are expecting weakly positive growth. While the difference might determine whether this period is actually deemed to be a “recession”, the impact on commercial real estate will probably not differ much one way or the other. The larger question is whether economic growth will rebound materially in the second half of the year. Here, management shares the view among more optimistic forecasters which calls for a rebound to positive, but still sub-par growth in the third and fourth quarters largely as a result of the Federal Reserve’s interest rate cuts that began in September. This view is shared by the Federal Open Market Committee which is the policy setting arm of the Federal Reserve. As reported by Chairman Bernanke in his February 2008 Semiannual Monetary Policy Report to Congress, the FOMC members believe that GDP growth in 2008 will amount to 1.3% to 2.0% with a rebound “close to or a little above its longer-term trend” in 2009 and 2010. They also expect inflation will be “moderate” from its 2007 pace.

          With slow growth or mild recession in the first half of 2008, followed by only a weak rebound in the second half of the year, growth in tenant demand for office, industrial, and retail space will likely slip, rent growth will likely slow or flatten, and vacancy rates will probably inch up. The degree of commercial real estate market weakening will be mitigated by the generally balanced conditions that currently prevail in many if not most metro area markets. In addition, the credit market constraints now in play, combined with the weaker demand outlook, will likely constrain new commercial real estate construction activity into 2009. Constrained additions to supply along with the expected strengthening in economic growth will set the stage for a repair of fundamentals in 2009.

          Commercial real estate pricing in the near term will be largely determined by a combination of factors including the level and uncertainty associated with Treasury rates, inflation, and the general pricing of risk across all asset types. Assuming that the period of economic weakness is short-lived, Treasury rates should achieve a cycle low in the first half of the year and then slowly rebound as the economy recovers, with transitory volatility as inflation expectations ebb and flow. Low Treasury rates should cushion the impact of wider cap rate spreads which, for commercial real estate, are approaching their long-term norms. Additionally, pricing pressures have so far been concentrated on properties that are in less attractive locations or have less attractive investment characteristics. Management believes that such distinctions will continue in light of the ongoing strong investor demand for the most attractive properties. Nonetheless, in light of less available and more expensive commercial mortgage debt, it is possible that the number of investors pursuing commercial real estate will be smaller in 2008 than in prior years, contributing to some easing of pricing pressure across the quality spectrum. There is some evidence of this in the reduction in transaction volume in recent months relative to volumes in the prior three years. At the same time, management believes the quality of commercial mortgage credit is holding up well; delinquency rates remain very low and distressed sales of commercial property are not, at this point, prevalent.

          Management believes that the Account’s property investments are diversified by both sector and geographic location, which will allow it to weather a continued slowdown of economic and real estate market conditions. The Account will continue to balance these fundamentals against pricing pressures when executing its core investment strategy. However, market conditions affecting real estate investments at any given time cannot be predicted, and any downturn in one or a number of the markets in which the Account invests could significantly and adversely impact the Account’s returns.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Performance

          The Account’s total return was 0.69% for the three months ended March 31, 2008. This was 333 basis points lower than the return of 4.02% for the three months ended March 31, 2007. The Account’s performance in the first quarter 2008 reflects a decline in the net value of the Account’s real estate property investments, including investments owned in joint ventures, as well as lower income from marketable securities.

          After several years of increasing investor demand for commercial real estate and historic price increases, transaction activity almost came to a halt and price appreciation leveled off or slightly declined in some markets during the quarter. Individual property investment value increases have become smaller and the number experiencing declines in values increased, as is evidenced by the Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable. Real estate is an investment which should be considered from a long term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five and 10 year periods ended March 31, 2008 were 10.16%, 13.63%, 12.19% and 9.65%, respectively. As of March 31, 2008, the Account’s annualized total return since inception was 9.46%.

          The Account’s total net assets increased from $15.2 billion at March 31, 2007 to $17.5 billion at March 31, 2008. The primary driver of this 15.1% increase was the Account’s net investment income from its investment portfolio and the net realized and unrealized gains on its real estate investment properties, joint ventures and limited partnerships over the last twelve months.

Income and Expenses

          The Account’s net investment income, after deduction of all expenses, was 5.5% higher for the three months ended March 31, 2008, as compared to the same period in 2007.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 80.3% and 83.6% of the Account’s total investment income (before deducting Account level expenses) during the three months ended March 31, 2008 and 2007, respectively. The 11.5% increase in the Account’s total investment income was primarily due to a 58% increase in the Account’s income from its real estate joint ventures and limited partnership holdings. This was due to the Account’s purchase of a joint venture interest in 65 investment properties in first quarter 2007. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

          Gross real estate rental income decreased approximately 1.1% in the three months ended March 31, 2008, as compared to the same period in 2007. This decrease is primarily due to a decrease in the number of wholly-owned real estate investment properties by the Account. The number of wholly-owned properties decreased from 108 as of March 31, 2007 to 99 as of March 31, 2008. Income from real estate joint ventures and limited partnerships was $31.0 million for the three months ended March 31, 2008, as compared with $19.5 million for the three months ended March 31, 2007. This 58.1% increase was due to an increase in gross rental income from properties owned in joint ventures, which increased substantially with the acquisition of the joint venture interest in the DDR Retail Portfolio in the first quarter of 2007. Investment income on the Account’s investments in marketable securities increased by 34.3%, from $28.5 million for the three months ended March 31, 2007 to $38.3 million for the comparable period in 2008. The variance was due to the increase of the Account’s investment in marketable securities from $2.0 billion as of March 31, 2007 to $3.6 billion as of March 31, 2008, and the higher rates of interest being paid on some of the Account’s Marketable Securities during the year to year period.

          Total real estate property level expenses and taxes for wholly-owned property investments for the three months ended March 31, 2008 decreased to $117.7 million as compared to $119.4 million for the three months ended March 31, 2007. The overall change in expenses was primarily due to a 4.5% decrease in operating expenses and 3.4% decrease in interest expense. In the three months ended March 31, 2008, operating expenses and real estate taxes represented 54% and 28% of the total property level expenses, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2007 were relatively similar at 56%, 26% and 18% of total property level expenses, respectively. The decline in year over year expenses can be primarily attributed to the decline in the number of wholly-owned properties.

          The Account incurred overall Account level expenses for the three months ended March 31, 2008 of $43.7 million, which was a 39% increase from expenses of $31.5 million for the three month period ended March 31, 2007. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 15% from March 31, 2007 to March 31, 2008), increased actual administrative and distribution expenses associated with managing the Account, due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges decreased slightly to $12.4 million for the three month period ended March 31, 2008 as compared to $13.1 million for the three month period ended March 31, 2007. Total administrative and distribution expenses increased to $22.1 million for the three month period ended March 31, 2008, as compared to $15.5 million for the three month period ended March 31, 2007. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses, including costs associated with new technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $7.0 million for the three month period ended March 31, 2008 as compared to $1.1 million for the three months ended March 31, 2007, due to an increase in the liquidity guarantee expense deduction rate from 0.035% of annual net assets to 0.160% of annual net assets on May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

          The Account had net realized and unrealized losses on investments and mortgage loans payable of $28.91 million for the three months ended March 31, 2008, as compared with a gain of $436.76 million for the three months ended March 31, 2007, a 107% year over year decrease. The overall decrease was driven by several factors: First, there was a decrease in net realized and unrealized gains on the Account’s real estate properties from $281.0 million for the three months ended March 31, 2007 to $42.9 million for the three months ended March 31, 2008. Second, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $43.7 million for the three months ended March 31, 2008 as compared to a substantial net realized and unrealized gain of $111.4 million for the three months ended March 31, 2007. The variance in the net realized and unrealized gains and losses on the wholly-owned real properties and those held in joint ventures was a reflection of the moderation of capital appreciation based on the net effects of a weaker overall economy and substantial slowdown in commercial real estate market transactional activity, as compared to the strong capital appreciation in addition to a decrease in commercial mortgage lending rates, which increased market value of debt on the joint ventures in the period ended March 31, 2007. Third, there was a decrease in net realized and unrealized gains on the Account’s marketable securities from $23.2 million as of March 31, 2007 as compared to $6.0 million for the three months ended March 31, 2008. The lower net gains on the Account’s marketable securities in the three months ended March 31, 2008 were primarily due to the Account’s investments in real estate equity securities (REITs). The U.S. REIT market struggled through a volatile first quarter concluding with a surge in March 2008 to end the quarter 2.1% higher. Lastly, the Account had significant net realized and unrealized losses on its mortgage loans payable in the amount of $34.7 million for the three months ended March 31, 2008 as compared to net realized and unrealized gains of $21.4 million for the three months ended March 31, 2007. The net realized and unrealized loss on mortgage loans payable in the current period reflected a decrease in commercial mortgage loan lending rates, which increased the market value of the debt on the wholly-owned real estate properties.

Liquidity and Capital Resources

          As of March 31, 2008 and 2007, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $3.58 billion and $1.98 billion, respectively. The increase in the Account’s liquid assets was primarily due to net investment income and net positive inflow from participant transfers and premiums into the Account.

          In the three months ended March 31, 2008, the Account received $285.0 million in premiums and had an outflow of $443.60 million in net participant transfers to TIAA and CREF accounts and TIAA and CREF affiliated mutual funds, while, for the same period of 2007, the Account received $300.54 million in premiums and had an inflow of $323.09 million in net participant transfers. Management believes that the recent net negative outflow may be a reflection of investor concerns with possible effects of the weakening economy and turmoil in capital markets and real estate capital markets in particular. Management cannot predict whether the net outflows will continue at the same rate, or at all, in the future. The Account’s net investment income increased from $142.72 million for the three months ended March 31, 2007 to $150.59 million for the three months ended March 31, 2008.

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

Critical Accounting Policies

          The financial statements of the Account are prepared in conformity with accounting principals generally accepted in the United States of America.

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

Accounting Pronouncements Adopted

          In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This statement is effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

          In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account effectively adopted Statement 159 on January 1, 2008 and plans to report all existing and future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement No. 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy

          In accordance with FASB Statement No.157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations using unadjusted quoted prices for assets traded in active exchange markets, such as stocks listed on the New York Stock Exchange. Level 1 includes Real Estate related Marketable Securities.

Level 2 — Valuations for assets and liabilities traded in less active, dealer or broker markets. Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities. Level 2 inputs for fair value measurements are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include:

a.	Quoted prices for similar assets or liabilities in active markets;

b.

Quoted prices for identical or similar assets or liabilities in markets that are not active (that is, markets in which there are few transactions for the asset (or liability), the prices are not current, price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly);

c.

Inputs other than quoted prices that are observable within the market for the asset (or liability) (for example, interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates that are observable at commonly quoted intervals);

d.	Inputs that are derived principally from or corroborated by observable market data by correlation or other means (for example, market-corroborated inputs).

Examples of securities which may be held by the account and included in Level 2 include Certificates of Deposit, Commercial Paper, Government Agency Bonds and Variable Notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market, exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and significant professional judgment in determining the fair value assigned to such assets or liabilities.

          An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

          The Account’s investments and mortgage loans payable are stated at fair value. Effective January 1, 2008, in connection with the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, the Account plans to report all existing and future mortgage loans payable and will continue to report these payables at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

          The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the market place would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date.

          The adoption of SFAS 157 and 159 did not have a material impact upon the Account’s financial position or its results of operations.

          The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties

          Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

          Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change.

          Subsequently, the properties are valued on a quarterly cycle with an independent third party appraisal completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of TIAA’s Board of Trustees. The Account’s independent fiduciary, Real Estate Research Corporation, must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (USPAP), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion.

          The independent fiduciary can also require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed certain prescribed limits before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal. The Account’s real estate properties are generally classified within level 3 of the valuation hierarchy.

Valuation of Real Estate Joint Ventures and Limited Partnerships

          Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, that occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and limited partnerships are generally classified within level 3 of the valuation hierarchy.

Valuation of Marketable Securities

          Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such exchange, exclusive of transaction costs. Such marketable securities are classified within level 1 of the valuation hierarchy.

          Debt securities, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Money market instruments, with maturities of one year or less, are valued in the same manner as debt securities or derived from a pricing matrix. Debt securities are generally classified within level 2 of the valuation hierarchy.

          Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the TIAA Board of Trustees and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loan Receivable

          The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable

          Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred exclusive of transaction costs. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation

          Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds

          The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

Accounting for Investments

          Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account rec-

ognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Any accumulated unrealized gains and losses are reversed in the calculation of realized gains and losses.

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

          Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

New Accounting Pronouncements

          In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07- 1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2008 represented 80.65% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

          As of March 31, 2008, 19.35% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities include real estate equity securities and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

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

          In addition, to the extent the Account were to hold mortgage-backed securities (including commercial mortgage-backed securities (CMBS)), mortgage-backed securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

          In addition to these risks, real estate equity securities and mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

Item 4. CONTROLS AND PROCEDURES.

          (a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2008. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.

          (b) Changes in internal control over financial reporting. There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

          There are no material legal proceedings to which the Account is a party, or to which the Account’s assets are subject.

Item 1A. RISK FACTORS.

          Set forth below are additions to the section entitled “Item 1A. Risk Factors” contained in the Form 10-K:

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

          The Account invests in securities issued by U.S. government agencies and U.S. government sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account invests in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly if there is a general dislocation in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate which could cause the obligations to be downgraded, which could hamper the value or the liquidity of these securities.

RISKS OF FOREIGN INVESTMENTS

          In addition to other investment risks noted above, foreign investments present the following special risks:

•

We may invest from time to time in securities issued by (1) entities domiciled in foreign countries, (2) domestic affiliates of such entities and/or (3) foreign domiciled affiliates of domestic entities. Such investments could be subject to the risks associated with investments subject to foreign regulation, including political unrest or the repatriation or nationalization of the issuer’s assets. These events could depress the value of such securities and/or make such securities harder to sell on favorable terms, if at all.

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

Item 6. EXHIBITS.

           (1)     (A)    Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.7

(3)	(A)	Charter of TIAA (as amended).[1]

	(B)	Bylaws of TIAA (as amended).[6]

(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[3] Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]

	(B)	Forms of Income-Paying Contracts.[3]

(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation.[5]

	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]

(14)		Code of Ethics of TIAA.[9]

(31)*		Certificates of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
(32)*		Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

[1]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

[2]	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

[3]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

[4]	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

[5]	Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report on Form 10-K of the Account filed on March 15, 2006.

[6]

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006.

[7]	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008.

[8]	Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account filed on March 20, 2008.

[9]	Previously filed and incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Account filed on March 20, 2008.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of May, 2008.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY
ASSOCIATION OF AMERICA

Date: May 15, 2008	By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Georganne C. Proctor

Georganne C. Proctor
Executive Vice President and
Chief Financial Officer