Form 10-Q
period 2008-06-30
TIAA REAL ESTATE ACCOUNT
filed 2008-08-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM   TO

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2008

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments, at value:
Real estate properties (cost: $10,028,910 and $9,804,489)	$12,159,259	$11,983,715
Real estate joint ventures and limited partnerships (cost: $2,309,871 and $2,260,919)	3,064,686	3,158,870
Marketable securities:
Real estate related (cost: $0 and $439,154)	—	426,630
Other (cost: $3,154,594 and $3,371,896)	3,153,985	3,371,866
Mortgage loan receivable (cost: $75,000 and $75,000)	71,721	72,520

Total investments (cost: $15,568,375 and $15,951,458)	18,449,651	19,013,601
Cash	12,902	6,144
Due from investment advisor	—	11,196
Other	177,381	201,826

TOTAL ASSETS	18,639,934	19,232,767

LIABILITIES
Mortgage loans payable—Note 5 (principal outstanding: $1,427,436 and $1,427,857)	1,387,376	1,392,093
Payable for securities transactions	121	866
Due to investment advisor	7,635	—
Accrued real estate property level expenses	158,612	154,639
Security deposits held	24,593	24,632

TOTAL LIABILITIES	1,578,337	1,572,230

NET ASSETS
Accumulation Fund	16,556,642	17,160,703
Annuity Fund	504,955	499,834

TOTAL NET ASSETS	$17,061,597	$17,660,537

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 6 and 7	52,657	55,106

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$314.42	$311.41

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INVESTMENT INCOME
Real estate income, net:
Rental income	$250,966	$251,740	$493,807	$497,277

Real estate property level expenses and taxes:
Operating expenses	64,381	59,716	127,937	126,282
Real estate taxes	33,423	33,292	66,751	64,519
Interest expense	20,942	20,092	41,787	41,669

Total real estate property level expenses and taxes	118,746	113,100	236,475	232,470

Real estate income, net	132,220	138,640	257,332	264,807
Income from real estate joint ventures and limited partnerships	37,733	26,900	68,624	46,440
Interest	19,728	24,809	54,179	50,715
Dividends	1,238	2,395	5,079	5,000

TOTAL INCOME	190,919	192,744	385,214	366,962

Expenses—Note 2:
Investment advisory charges	14,170	12,083	26,602	25,226
Administrative and distribution charges	21,866	15,486	43,927	30,944
Mortality and expense risk charges	2,153	1,958	4,347	3,756
Liquidity guarantee charges	5,166	4,583	12,187	5,681

TOTAL EXPENSES	43,355	34,110	87,063	65,607

INVESTMENT INCOME, NET	147,564	158,634	298,151	301,355

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	4,480	58,890	4,628	66,052
Real estate joint ventures and limited partnerships	—	—	(17)	(611)
Marketable securities	(12,405)	2,867	(11,211)	23,245

Total realized (loss) gain on investments	(7,925)	61,757	(6,600)	88,686

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(91,679)	258,917	(48,878)	532,762
Real estate joint ventures and limited partnerships	(49,557)	94,611	(93,260)	206,604
Marketable securities	10,413	(60,029)	15,202	(57,231)
Mortgage loan receivable	(1,385)	281	(799)	114
Mortgage loans payable	39,064	66	4,354	21,432

Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(93,144)	293,846	(123,381)	703,681

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(101,069)	355,603	(129,981)	792,367

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$46,495	$514,237	$168,170	$1,093,722

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
FROM OPERATIONS
Investment income, net	$147,564	$158,634	$298,151	$301,355
Net realized (loss) gain on investments	(7,925)	61,757	(6,600)	88,686
Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(93,144)	293,846	(123,381)	703,681

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	46,495	514,237	168,170	1,093,722

FROM PARTICIPANT TRANSACTIONS
Premiums	265,096	306,625	550,135	607,169
Net transfers (to) from TIAA	(252,196)	52,424	(376,642)	109,800
Net transfers (to) from CREF Accounts	(233,174)	356,416	(521,480)	644,221
Net transfers to TIAA-CREF Institutional Mutual Funds	(50,498)	(6,482)	(81,349)	(28,575)
Annuity and other periodic payments	(21,979)	(17,762)	(46,929)	(36,725)
Withdrawals and death benefits	(143,482)	(142,685)	(290,845)	(272,340)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(436,233)	548,536	(767,110)	1,023,550

NET (DECREASE) INCREASE IN NET ASSETS	(389,738)	1,062,773	(598,940)	2,117,272
NET ASSETS
Beginning of period	17,451,335	15,187,192	17,660,537	14,132,693

End of period	$17,061,597	$16,249,965	$17,061,597	$16,249,965

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$168,170	$1,093,722
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of real estate properties	(164,087)	(402,090)
Amortization of discount on debt	—	263
Capital improvements on real estate properties	(79,128)	(61,080)
Proceeds from sale of real estate properties	23,421	286,825
Decrease (increase) in other investments	649,409	(1,136,075)
Decrease (increase) in other assets	24,445	(7,113)
Increase in accrued real estate property level expenses and taxes	3,973	10,834
(Decrease) increase in security deposits held	(39)	6,083
Decrease in payable for securities transactions	(745)	(1,219)
Change in due (from) to investment advisor	18,831	(15,562)
Net realized loss (gain) on total investments	6,600	(88,686)
Unrealized loss (gain) on investments and mortgage loans payable	123,381	(703,681)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	774,231	(1,017,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(363)	(271)
Premiums	550,135	607,169
Net transfers (to) from TIAA	(376,642)	109,800
Net transfers (to) from CREF Accounts	(521,480)	644,221
Net transfers to TIAA-CREF Institutional Mutual Funds	(81,349)	(28,575)
Annuity and other periodic payments	(46,929)	(36,725)
Withdrawals and death benefits	(290,845)	(272,340)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(767,473)	1,023,279

NET INCREASE IN CASH	6,758	5,500
CASH
Beginning of period	6,144	3,585

End of period	$12,902	$9,085

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$41,752	$41,350

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through wholly-owned subsidiaries. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Accounting Pronouncements Adopted: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement was effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account adopted Statement No. 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy: In accordance with FASB Statement No.157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1—Valuations using unadjusted quoted prices for assets traded in active exchange markets, such as stocks listed on the New York Stock Exchange. Level 1 includes real estate related marketable securities.

Level 2—Valuations for assets and liabilities traded in less active, dealer or broker markets. Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities. Level 2 inputs for fair value measurements are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include:

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s investments and mortgage loans payable are stated at fair value. Effective January 1, 2008, in connection with the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, the Account reports all existing and plans to report all future mortgage loans payable and will continue to report these payables at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently- sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported.

The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account intends that the overarching principle when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

•	Buyer and seller are typically motivated;

•	Both parties are well informed or well advised, and acting in what they consider their best interests;

•	A reasonable time is allowed for exposure in the open market;

•	Payment is made in terms of cash or in terms of financial arrangements comparable thereto; and

•	The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.

Further, the Account may, at times, value properties purchased together as a portfolio as a single asset, to the extent we believe that the property will likely be sold as one portfolio. The value assigned to the portfolio as a whole may be more or less than the valuation of each property individually.

Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, the properties are valued on a quarterly cycle with an independent third party appraisal completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Board. Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The Account’s retained independent appraisers, each of whom have been approved by the independent fiduciary, to prepare the initial and subsequent annual third-party appraisals. These independent appraisers retained are always expected to be MAI-designated members (or it’s European equivalent, RICS) of the Appraisal Institute and state certified appraisers from national or regional firms with relevant property type experience and market knowledge.

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

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any that occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and limited partnerships are generally classified within level 3 of the valuation hierarchy.

Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account.

Income from real estate joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint venture. Income earned by the joint venture, but not yet distributed to the Account by the joint venture investment, is recorded as unrealized gains and losses on real estate joint ventures.

Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex- dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Note 2—Management Agreements and Arrangements

Investment advisory services for the Account are provided by TIAA employees, under the direction of the Board and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides all portfolio accounting and related services for the Account.

Through December 31, 2007, administrative and distribution services for the Account were provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a combined Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Effective January 1, 2008, the Account entered into the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “New Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and Services. Pursuant to the New Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations, and (iii) helping employers implement and manage retirement plans. Also effective January 1, 2008, TIAA performs administrative functions previously performed for the Account by Services, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership, and (viii) otherwise assisting generally in all aspects of the Account’s operations.

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

Note 3—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2008
Real estate properties	$—	$—	$12,159,259	$12,159,259
Real estate joint ventures and limited partnerships	—	—	3,064,686	3,064,686
Marketable securities—other	—	3,153,985	—	3,153,985
Mortgage loan receivable	—	—	71,721	71,721

Total Investments	$—	$3,153,985	$15,295,666	$18,449,651

Mortgage loans payable	$—	$—	$1,387,376	$1,387,376

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2008 (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2008:
Beginning balance April 1, 2008	$12,110,602	$3,115,908	$73,106	$15,299,616	$(1,426,620)
Total realized and unrealized gains (losses) included in changes in net assets	(87,199)	(49,557)	(1,385)	(138,141)	39,064
Purchases, issuances, and settlements(1)	135,856	(1,665)	—	134,191	180

Ending balance June 30, 2008	$12,159,259	$3,064,686	$71,721	$15,295,666	$(1,387,376)

For the six months ended June 30, 2008:
Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized gains (losses) included in changes in net assets	(44,250)	(93,277)	(799)	(138,326)	4,354
Purchases, issuances, and settlements(1)	219,794	(907)	—	218,887	363

Ending balance June 30, 2008	$12,159,259	$3,064,686	$71,721	$15,295,666	$(1,387,376)

(1)	This line includes the net of contributions, distributions and accrued operating income for real estate joint ventures and limited partnerships as well as principal payments on mortgage loans payable.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to Investments and Mortgage Loans Payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2008	$(86,024)	$(49,557)	$(1,385)	$(136,966)	$39,064

For the six months ended June 30, 2008	$(43,223)	$(93,260)	$(799)	$(137,282)	$4,354

Note 4—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At June 30, 2008, the Account held 12 investments in joint ventures (and one remaining equity interest in a joint venture) with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s allocated portion of the mortgage loans payable was $1.96 billion and $1.99 billion at June 30, 2008 and December 31, 2007, respectively. The Account’s equity in the joint ventures at June 30, 2008 and December 31, 2007 was $2.73 billion and $2.83 billion, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate properties, at value	$6,897,469	$7,001,688
Other assets	90,141	99,798

Total assets	$6,987,610	$7,101,486

Liabilities and Equity
Mortgage loans payable, at value	$2,670,061	$2,707,161
Other liabilities	71,167	64,738

Total liabilities	2,741,228	2,771,899
Equity	4,246,382	4,329,587

Total liabilities and equity	$6,987,610	$7,101,486

	For the Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(Unaudited)
Operating Revenues and Expenses
Revenues	$279,442	$534,469
Expenses	169,083	315,077

Excess of revenues over expenses	$110,359	$219,392

The Account invests in limited partnerships that own real estate properties and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2008, the Account held four limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. The Account’s investment in limited partnerships was $335.83 million and $331.36 million at June 30, 2008 and December 31, 2007, respectively.

Note 5—Mortgage Loans Payable

At June 30, 2008, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency	Amount June 30, 2008	Maturity
		(Unaudited)
50 Fremont	6.40% paid monthly	$135,000	August 21, 2013
Ontario Industrial Portfolio(a)	7.42% paid monthly	8,812	May 1, 2011
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Ave	6.40% paid monthly	210,000	August 21, 2013
99 High Street	5.52% paid monthly	185,000	November 11, 2015
Reserve at Sugarloaf(a)	5.49% paid monthly	25,713	June 1, 2013
1 & 7 Westferry Circus(b)	5.40% paid quarterly	267,130	November 15, 2012
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Pacific Plaza(a)	5.55% paid monthly	8,830	September 1, 2013
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total principal outstanding		1,427,436
Fair value adjustment		(40,060)

Total mortgage loans payable		$1,387,376

(a)	The mortgage is adjusted monthly for principal payments.

(b)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars using the exchange rate as of June 30, 2008. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative unrealized foreign currency translation loss was $34.55 million as of June 30, 2008.

Note 6—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2008(1)	Years Ended December 31,
		2007	2006	2005	2004
	(Unaudited)
Per Accumulation Unit data:
Rental income	$8.882	$17.975	$16.717	$15.604	$13.422
Real estate property level expenses and taxes	4.253	8.338	7.807	7.026	5.331

Real estate income, net	4.629	9.637	8.910	8.578	8.091
Other income	2.300	4.289	3.931	3.602	3.341

Total income	6.929	13.926	12.841	12.180	11.432
Expense charges(2)	1.566	2.554	1.671	1.415	1.241

Investment income, net	5.363	11.372	11.170	10.765	10.191
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(2.353)	26.389	22.530	18.744	13.314

Net increase in Accumulation Unit Value	3.010	37.761	33.700	29.509	23.505
Accumulation Unit Value:
Beginning of year	311.414	273.653	239.953	210.444	186.939

End of year	$314.424	$311.414	$273.653	$239.953	$210.444

Total return	0.97%	13.80%	14.04%	14.02%	12.57%
Ratios to Average Net Assets:
Expenses(2)	0.5%	0.87%	0.67%	0.63%	0.63%
Investment income, net	1.71%	3.88%	4.49%	4.82%	5.17%
Portfolio turnover rate:
Real estate properties	0.16%	5.59%	3.62%	6.72%	2.32%
Marketable securities	13.82%	13.03%	51.05%	77.63%	143.47%
Accumulation Units outstanding at end of year (in thousands)	52,657	55,106	50,146	42,623	33,338
Net assets end of year (in thousands)	$17,061,597	$17,660,537	$14,132,693	$10,548,711	$7,245,550

(1)	Per share amounts and percentages for the interim period have not been annualized.

(2)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average Net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2008 would be $5.819 ($10.892, $9.478, $8.441, and $6.572, for the years ended December 31, 2007, 2006, 2005, and 2004, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2008 would be 1.86% (3.71%, 3.81%, 3.78%, and 3.33% for the years ended December 31, 2007, 2006, 2005, and 2004, respectively).

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
	(Unaudited)
Credited for premiums	1,701	3,795
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(4,150)	1,165
Outstanding:
Beginning of period	55,106	50,146

End of period	52,657	55,106

Note 8—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. On July 11, 2008, the Account sold a portfolio of office properties in Columbus, Ohio for $22.0 million and realized a cumulative net loss of $14.3 million.

Subsequent to June 30, 2008, the Account entered into negotiations for three separate debt instruments that will be secured by three wholly-owned property investments. The total expected principal will be approximately $350 million and is expected to be at market interest rates. The Account expects to close on these debt instruments during the third quarter of 2008.

In April 2008, pursuant to the terms and conditions of the mortgage, the borrower notified the Account of its intent to prepay, in full, the mortgage loan receivable for the amount of $75 million. In July 2008, the borrower withdrew its notification, as permitted under the terms of the loan, and informed the Account that the mortgage loan receivable will not be prepaid at this time.

As of June 30, 2008, the Account had outstanding commitments to purchase interests in five limited partnerships and shares in a private real estate equity investment trust, of which $86.64 million remains to be funded under these commitments.

The Account is party to various other claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9—New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement was effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account adopted Statement No. 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement 159 did not have a material impact on the Account’s financial position or results of operations.

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and

Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP was effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. Management of the Account will continue to monitor FASB developments and will evaluate the financial reporting implications to the Account, as necessary.

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

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Account is currently assessing the impact that Statement No. 160 will have on its financial position and results of operations.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The Account has assessed the impact of the standard and does not anticipate any changes in the application of the Account’s accounting principles to occur.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

REAL ESTATE PROPERTIES—65.90% and 63.04%

Location/Description	Value
	2008		2007
	(Unaudited)
Alabama:
Inverness Center—Office	$129,446		$125,522
Arizona:
Camelback Center—Office	70,500		80,000
Kierland Apartment Portfolio—Apartments	163,166		170,084
Phoenix Apartment Portfolio—Apartments	142,123		156,110
California:
3 Hutton Centre Drive—Office	58,028		64,200
50 Fremont—Office	481,800	(1)	478,000	(1)
88 Kearny Street—Office	119,502		123,822
275 Battery—Office	261,212		271,917
980 9th Street and 1010 8th Street—Office	178,000		178,000
Rancho Cucamonga Industrial Portfolio—Industrial	136,000		133,000
Capitol Place—Office	54,210		53,539
Centerside I—Office	61,350		67,500
Centre Pointe and Valley View—Industrial	35,891		34,143
Great West Industrial Portfolio—Industrial	119,510		—
Larkspur Courts—Apartments	95,000		97,000
Northern CA RA Industrial Portfolio—Industrial	69,716		69,602
Ontario Industrial Portfolio—Industrial	367,000	(1)	355,399	(1)
Pacific Plaza—Office	124,133	(1)	127,130	(1)
Regents Court—Apartments	69,000		69,000
Southern CA RA Industrial Portfolio—Industrial	116,068		110,718
The Legacy at Westwood—Apartments	126,781		126,580
Wellpoint—Office	51,800		51,000
Westcreek—Apartments	39,128		39,190
West Lake North Business Park—Office	67,000		68,622
Westwood Marketplace—Retail	100,610		96,562
Wilshire Rodeo Plaza—Office	232,562	(1)	230,439	(1)
Colorado:
Palomino Park—Apartments	194,500		194,001
The Lodge at Willow Creek—Apartments	45,000		43,500
The Market at Southpark—Retail	36,200		35,800
Connecticut:
Ten & Twenty Westport Road—Office	188,000		183,006
Florida:
701 Brickell—Office	291,175		275,942
4200 West Cypress Street—Office	48,787		48,044
Plantation Grove—Retail	14,500		15,400
Pointe on Tampa Bay—Office	62,209		60,972
Publix at Weston Commons—Retail	55,216	(1)	55,200	(1)
Quiet Waters at Coquina Lakes—Apartments	26,836		26,205
Royal St George—Apartments	—		27,000

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Location/Description	Value
	2008		2007
	(Unaudited)
Florida: (continued)
Seneca Industrial Park—Industrial	$118,037		$122,334
South Florida Apartment Portfolio—Apartments	72,742		68,249
Suncrest Village—Retail	17,000		19,500
The Fairways of Carolina—Apartments	27,841		27,208
The North 40 Office Complex—Office	67,073		67,004
Urban Centre—Office	137,892		135,577
France:
Printemps de L’Homme—Retail	300,266		279,078
Georgia:
1050 Lenox Park—Apartments	82,400		85,500
Atlanta Industrial Portfolio—Industrial	58,400		58,300
Glenridge Walk—Apartments	52,900		52,900
Reserve at Sugarloaf—Apartments	52,600	(1)	52,000	(1)
Shawnee Ridge Industrial Portfolio—Industrial	75,000		76,742
Illinois:
Chicago Caleast Industrial Portfolio—Industrial	76,622		77,643
Chicago Industrial Portfolio—Industrial	85,054		86,421
East North Central RA Industrial Portfolio—Industrial	37,074		38,016
Oak Brook Regency Towers—Office	85,100		86,892
Parkview Plaza—Office	68,384		66,067
Maryland:
Broadlands Business Park—Industrial	35,740		35,500
FEDEX Distribution Facility—Industrial	11,000		9,900
GE Appliance East Coast Distribution Facility—Industrial	48,400		48,000
Massachusetts:
99 High Street—Office	356,913	(1)	344,688	(1)
Needham Corporate Center—Office	33,330		33,275
Northeast RA Industrial Portfolio—Industrial	31,500		33,300
The Newbry—Office	358,144		389,880
Minnesota:
Champlin Marketplace—Retail	18,300		18,375
Nevada:
UPS Distribution Facility—Industrial	15,400		15,900
New Jersey:
Konica Photo Imaging Headquarters—Industrial	22,125		23,500
Marketfair—Retail	93,391		95,500
Morris Corporate Center III—Office	107,062		119,600
NJ Caleast Industrial Portfolio—Industrial	49,835		42,225
Plainsboro Plaza—Retail	41,700		51,000
South River Road Industrial—Industrial	50,485		53,400

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Location/Description	Value
	2008		2007
	(Unaudited)
New York:
780 Third Avenue—Office	$395,000		$375,000
The Colorado—Apartments	163,768		113,033
Ohio:
Columbus Portfolio—Office	22,300		26,315
Pennsylvania:
Lincoln Woods—Apartments	37,720		37,917
Tennessee:
Airways Distribution Center—Industrial	22,700		24,300
Summit Distribution Center—Industrial	25,500		27,500
Texas:
Dallas Industrial Portfolio—Industrial	162,000		154,056
Four Oaks Place—Office	482,860		419,270
Houston Apartment Portfolio—Apartments	296,455		296,241
Lincoln Centre—Office	316,000	(1)	305,000	(1)
Park Place on Turtle Creek—Office	51,078		48,283
Pinnacle Industrial/DFW Trade Center—Industrial	46,100		46,700
Preston Sherry Plaza—Office	45,500		45,500
South Frisco Village—Retail	47,000	(1)	48,500	(1)
The Caruth—Apartments	70,373		65,427
The Maroneal—Apartments	40,596		40,034
United Kingdom:
1 & 7 Westferry Circus—Office	395,411	(1)	436,127	(1)
Virginia:
8270 Greensboro Drive—Office	62,500		63,500
Ashford Meadows—Apartments	92,526		94,060
One Virginia Square—Office	56,998		59,539
The Ellipse at Ballston—Office	92,200		92,504
Washington:
Creeksides at Centerpoint—Office	38,000		42,000
Fourth & Madison—Office	470,000	(1)	487,000	(1)
Millennium Corporate Park—Office	177,006		158,000
Northwest RA Industrial Portfolio—Industrial	24,504		23,402
Rainier Corporate Park—Industrial	82,054		81,161
Regal Logistics Campus—Industrial	69,000		71,000
Washington DC:
1001 Pennsylvania Avenue—Office	640,003	(1)	640,150	(1)
1401 H Street, NW—Office	229,373	(1)	224,573	(1)
1900 K Street—Office	287,566		285,000
Mazza Gallerie—Retail	97,499		97,000

TOTAL REAL ESTATE PROPERTIES
(Cost $10,028,910 and $9,804,489)	12,159,259		11,983,715

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—16.61% and 16.61%

Location/Description	Value
	2008		2007
	(Unaudited)
REAL ESTATE JOINT VENTURES—14.79% and 14.87%
CA—Colorado Center LP Yahoo Center (50% Account Interest)	$374,701	(2)	$369,402	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	113,872		118,997
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	97,295		115,427
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	299,202	(2)	296,486	(2)
IL—161 Clark Street LLC 161 North Clark Street (75% Account Interest)	1,102	(3)	3,151	(3)
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	231,872		246,440
DDR TC LLC DDR Joint Venture—Various (85% Account Interest)	968,838	(2,4)	1,028,297	(2,4)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	70,252	(2,4)	81,943	(2,4)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	74,772	(2,4)	76,536	(2,4)
Teachers REA IV, LLC Tyson’s Executive Plaza II (50% Account Interest)	44,172		44,178
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	261,635		260,879
West Dade Associates Miami International Mall (50% Account Interest)	113,317	(2)	109,945	(2)
West Town Mall, LLC West Town Mall (50% Account Interest)	77,826	(2)	75,827	(2)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,055,635 and $2,005,340)	2,728,856		2,827,508

LIMITED PARTNERSHIPS—1.82% and 1.74%
Cobalt Industrial REIT (10.998% Account Interest)	31,197		32,840
Colony Realty Partners LP (5.27% Account Interest)	31,506		32,505
Heitman Value Partners Fund (8.43% Account Interest)	24,067		24,489
Lion Gables Apartment Fund (18.46% Account Interest)	214,998		205,162
MONY/Transwestern Mezz RP II (16.67% Account Interest)	34,062		36,366

TOTAL LIMITED PARTNERSHIPS (Cost $254,236 and $255,579)	335,830		331,362

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,309,871 and $2,260,919)	3,064,686		3,158,870

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

MARKETABLE SECURITIES—17.10% and 19.97%
REAL ESTATE-RELATED MARKETABLE SECURITIES—0.00% and 2.24%
REAL ESTATE EQUITY SECURITIES—0.00% and 2.24%

Shares		Issuer	Value
2008	2007		2008	2007
			(Unaudited)
—	51,200	Acadia Realty Trust	$—	$1,311
—	3,300	Alexander’s Inc.	—	1,166
—	53,100	Alexandria Real Estate Equities Inc.	—	5,399
—	164,585	AMB Property Corp.	—	9,474
—	45,100	American Campus Communities Inc.	—	1,211
—	214,600	American Financial Realty Trust	—	1,721
—	159,700	Apartment Investment & Management Co.	—	5,546
—	200,000	Ashford Hospitality Trust Inc.	—	1,438
—	27,500	Associated Estates Realty Corp.	—	260
—	132,200	AvalonBay Communities Inc.	—	12,445
—	109,100	BioMed Realty Trust Inc.	—	2,528
—	198,600	Boston Properties Inc.	—	18,233
—	148,100	Brandywine Realty Trust	—	2,655
—	86,500	BRE Properties Inc.	—	3,506
—	341,650	Brookfield Properties Corp.	—	6,577
—	93,500	Camden Property Trust	—	4,502
—	110,900	CBL & Associates Properties Inc.	—	2,652
—	74,900	Cedar Shopping Centers Inc.	—	766
—	75,400	Colonial Properties Trust	—	1,706
—	79,500	Corporate Office Properties Trust	—	2,504
—	71,100	Cousins Properties Inc.	—	1,571
—	281,100	DCT Industrial Trust Inc.	—	2,617
—	205,000	Developers Diversified Realty Corp.	—	7,849
—	157,000	DiamondRock Hospitality Co.	—	2,352
—	99,000	Digital Realty Trust Inc.	—	3,799
—	164,400	Douglas Emmett Inc.	—	3,717
—	243,000	Duke Realty Corp.	—	6,337
—	51,700	Dupont Fabros Technology	—	1,013
—	39,400	EastGroup Properties Inc.	—	1,649
—	49,900	Education Realty Trust Inc.	—	561
—	37,300	Equity Lifestyle Properties Inc.	—	1,703
—	60,800	Equity One Inc.	—	1,400
—	452,300	Equity Residential	—	16,495
—	42,000	Essex Property Trust Inc.	—	4,095
—	108,700	Extra Space Storage Inc.	—	1,553
—	93,700	Federal Realty Investment Trust	—	7,697
—	101,300	FelCor Lodging Trust Inc.	—	1,579
—	74,700	First Industrial Realty Trust Inc.	—	2,585
—	41,600	First Potomac Realty Trust	—	719
—	384,500	General Growth Properties Inc.	—	15,834
—	62,700	Glimcher Realty Trust	—	896
—	64,200	GMH Communities Trust	—	354
—	360,900	HCP Inc.	—	12,552
—	141,700	Health Care REIT Inc.	—	6,333
—	84,600	Healthcare Realty Trust Inc.	—	2,148
—	70,900	Hersha Hospitality Trust	—	674
—	96,300	Highwoods Properties Inc.	—	2,829

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Shares		Issuer	Value
2008	2007		2008	2007
			(Unaudited)
—	55,500	Home Properties Inc.	$—	$2,489
—	155,800	Hospitality Properties Trust	—	5,020
—	869,070	Host Hotels & Resorts Inc.	—	14,809
—	375,400	HRPT Properties Trust	—	2,902
—	95,300	Inland Real Estate Corp.	—	1,349
—	54,100	Kilroy Realty Corp.	—	2,973
—	365,921	Kimco Realty Corp.	—	13,320
—	47,600	Kite Realty Group Trust	—	727
—	66,600	LaSalle Hotel Properties	—	2,125
—	151,900	Liberty Property Trust	—	4,376
—	121,000	Macerich Co./The	—	8,598
—	111,900	Mack-Cali Realty Corp.	—	3,805
—	59,900	Maguire Properties Inc.	—	1,765
—	42,300	Mid-America Apartment Communities	—	1,808
—	155,200	Nationwide Health Properties Inc.	—	4,869
—	25,400	Parkway Properties Inc./Md	—	939
—	65,900	Pennsylvania Real Estate Investment Trust	—	1,956
—	72,200	Post Properties Inc.	—	2,536
—	427,900	Prologis	—	27,120
—	26,900	PS Business Parks Inc.	—	1,414
—	214,614	Public Storage Inc.	—	15,755
—	31,500	Ramco-Gershenson Properties	—	673
—	115,100	Regency Centers Corp.	—	7,423
—	19,300	Saul Centers Inc.	—	1,031
—	139,600	Senior Housing Properties Trust	—	3,166
—	373,221	Simon Property Group Inc.	—	32,418
—	98,507	SL Green Realty Corp.	—	9,207
—	36,500	Sovran Self Storage Inc.	—	1,464
—	124,300	Strategic Hotels & Resorts Inc.	—	2,080
—	27,800	Sun Communities Inc.	—	586
—	98,200	Sunstone Hotel Investors Inc.	—	1,796
—	52,300	Tanger Factory Outlet Centers	—	1,972
—	88,800	Taubman Centers Inc.	—	4,368
—	224,000	UDR, Inc.	—	4,446
—	17,000	Universal Health Realty Income Trust	—	602
—	78,500	U-Store-It Trust	—	719
—	221,800	Ventas Inc.	—	10,037
—	237,100	Vornado Realty Trust	—	20,853
—	77,700	Washington Real Estate Investment	—	2,441
—	133,000	Weingarten Realty Investors	—	4,182

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $0 and $439,154)			—	426,630

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $0 and $439,154)			—	426,630

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

OTHER MARKETABLE SECURITIES—17.10% and 17.73%
BANKERS ACCEPTANCE—0.50% and 0.20%

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$4,359	JPMorgan Chase Bank 1/18/08 4.400%	$—	$4,349
25,000	—	JPMorgan Chase Bank 8/4/08 2.140%	24,939	—
—	10,000	Wachovia Bank 4/21/08 4.441%	—	9,851
—	25,000	Wachovia Bank 5/7/08 4.360%	—	24,570
12,500	—	Wachovia Bank 7/16/08 2.291%	12,486	—
35,000	—	Wachovia Bank 8/1/08 2.771%	34,922	—
20,000	—	Wells Fargo Bank 8/14/08 2.470%	20,000	—

TOTAL BANKERS ACCEPTANCE (Cost $92,357 and $38,836)			92,347	38,770

CERTIFICATES OF DEPOSIT—2.06% and 2.22%
		Issuer, Maturity Date and Interest Rate
30,000	—	American Express Bank FSB 7/21/08 2.880%	30,006	—
25,000	—	American Express Bank FSB 8/20/08 2.670%	24,998	—
—	25,000	American Express Centurion Bank 2/4/08 4.750%	—	25,002
—	20,000	American Express Centurion Bank 2/5/08 4.750%	—	20,002
25,000	—	American Express Centurion Bank 7/22/08 2.490%	24,999	—
—	10,000	Bank of Montreal 2/14/08 5.030%	—	10,004
—	45,000	Bank of Montreal 3/7/08 5.100%	—	45,031
10,000	—	Bank of Montreal 7/8/08 2.830%	10,001	—
25,000	—	Bank of Montreal 7/10/08 2.670%	25,001	—
30,000	—	Bank of Nova Scotia 9/18/08 2.570%	29,979	—
—	25,000	Bank of Nova Scotia 1/16/08 5.060%	—	25,004
—	25,000	Barclays Bank 2/27/08 4.990%	—	25,013
50,000	—	Calyon 9/25/08 2.740%	49,985	—
20,000	—	Calyon 10/1/08 2.780%	19,991	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Interest Rate	Value
2008	2007		2008	2007
			(Unaudited)
$—	$10,000	Calyon 1/31/08 4.820%	$—	$10,001
—	50,000	Calyon 3/12/08 5.050%	—	50,033
—	25,000	Deutsche Bank 1/24/08 4.950%	—	25,004
19,000	—	Deutsche Bank 7/31/08 2.720%	19,002	—
—	32,000	Dexia Banque SA 3/10/08 4.990%	—	32,017
—	20,000	Dexia Banque SA 3/25/08 4.880%	—	20,008
15,000	—	Dexia Banque SA 8/26/08 2.610%	14,997	—
25,000	—	Lloyds TSB Bank PLC 10/2/08 2.720%	24,983	—
—	30,000	Rabobank Nederland 3/5/08 5.020%	—	30,016
10,000	—	Rabobank Nederland 7/22/08 2.850%	10,002	—
—	30,000	Royal Bank of Canada 1/25/08 5.060%	—	30,007
30,575	—	Royal Bank of Canada 7/24/08 2.770%	30,579	—
20,000	—	Royal Bank of Canada 9/24/08 2.700%	19,992	—
21,000	—	Societe Generale 7/1/08 2.850%	21,000	—
—	20,000	SunTrust Banks, Inc. 1/28/08 4.845%	—	19,999
—	15,000	Toronto Dominion Bank 2/26/08 5.040%	—	15,009
—	40,000	Toronto Dominion Bank 1/22/08 5.300%	—	40,014
25,000	—	Toronto Dominion Bank 10/20/08 2.720%	24,980	—

TOTAL CERTIFICATES OF DEPOSIT (Cost $380,583 and $422,007)			380,495	422,164

COMMERCIAL PAPER—6.79% and 9.23%
		Issuer, Maturity Date and Yield(5)
—	10,000	Abbey National North America LLC 1/8/08 4.670%	—	9,990
—	20,000	Abbey National North America LLC 1/9/08 4.930%	—	19,977
15,000	—	Abbey National North America LLC 10/31/08 2.891%	14,848	—
30,000	—	Abbey National North America LLC 12/17/08 3.119%	29,569	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$50,000	American Express Credit Corp. 1/14/08 4.510%	$—	$49,908
20,000	—	American Honda Finance Corp. 7/2/08 2.168%	19,997	—
20,690	—	American Honda Finance Corp. 7/14/08 2.097%	20,669	—
10,000	—	American Honda Finance Corp. 9/4/08 2.416%	9,950	—
—	2,137	American Honda Finance Corp. 1/4/08 4.380%	—	2,136
—	32,490	American Honda Finance Corp. 1/29/08 4.500-4.510%	—	32,370
—	15,438	American Honda Finance Corp. 2/11/08 4.310%	—	15,356
—	7,050	American Honda Finance Corp. 2/28/08 4.250%	—	6,997
—	13,200	Bank of America Corp 3/6/08 4.780%	—	13,088
20,000	—	Bank of America Corp 7/8/08 2.661%	19,989	—
20,000	—	Bank of America Corp 8/11/08 2.611%	19,939	—
18,460	—	Bank of America Corp 8/26/08 2.673%	18,382	—
10,000	—	Bank of America Corp 9/9/08 2.757%	9,946	—
—	20,000	Bank of America Corp 1/15/08 4.970%	—	19,961
—	30,000	Bank of America Corp 4/8/08 4.800%	—	29,604
10,000	—	Bank of Nova Scotia 8/28/08 2.573%	9,957	—
10,000	—	Bank of Nova Scotia 10/3/08 2.799%	9,925	—
—	34,525	Bank of Scotland 2/29/08 4.720%	—	34,260
—	27,400	Bank of Scotland 2/26/08 4.710%	—	27,201
20,000	—	Canadian Imperial Holdings, Inc. 9/19/08 2.891%	19,874	—
—	20,000	Canadian Imperial Holdings, Inc. 1/29/08 4.703%	—	19,926
20,000	—	Caterpillar Financial Services Corp 7/10/08 2.203%	19,986	—
5,400	—	Ciesco LLC 7/14/08 2.575%	5,394	—
4,850	—	Ciesco LLC 8/20/08 2.674%	4,830	—
20,000	—	Citigroup Funding Inc. 8/11/08 2.648%	19,940	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$20,000	$—	Citigroup Funding Inc. 8/19/08 2.700%	$19,928	$—
20,000	—	Citigroup Funding Inc. 9/17/08 2.879%	19,879	—
—	40,000	Citigroup Funding Inc. 1/23/08 4.850%	—	39,881
—	25,000	Citigroup Funding Inc. 2/7/08 4.650%	—	24,880
—	25,000	Citigroup Funding Inc. 2/12/08 4.650%	—	24,865
—	5,255	Coca Cola Co. 2/15/08 4.200%	—	5,224
—	20,000	Coca Cola Co. 2/19/08 4.430%	—	19,873
—	13,000	Coca Cola Co. 2/25/08 4.390%	—	12,907
17,685	—	Coca Cola Co. 7/29/08 2.195%	17,648	—
5,710	—	Danske Corp 7/7/08 2.590%	5,707	—
20,000	—	Danske Corp 7/15/08 2.490%	19,979	—
5,250	—	Danske Corp 8/21/08 2.613%	5,230	—
—	30,000	Danske Corp. 3/6/08 4.920%	—	29,746
20,000	—	Dexia Delaware LLC 7/18/08 2.849%	19,975	—
25,000	—	Dexia Delaware LLC 8/12/08 2.725%	24,923	—
10,000	—	Dexia Delaware LLC 10/10/08 2.892%	9,919	—
20,000	—	Edison Asset Securitization, LLC 9/24/08 2.696%	19,857	—
—	20,000	Edison Asset Securitization, LLC 3/11/08 4.740%	—	19,790
11,480	—	Emerson Electric Co. 7/3/08 2.212%	11,478	—
30,000	—	General Electric Capital Corp. 7/7/08 2.727%	29,987	—
50,000	—	General Electric Capital Corp. 10/24/08 2.659%	49,575	—
—	20,460	General Electric Capital Corp. 2/19/08 4.510%	—	20,331
—	15,340	General Electric Capital Corp. 2/20/08 4.550%	—	15,241
—	30,000	General Electric Capital Corp. 4/8/08 4.580%	—	29,607

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$30,540	General Electric Co 3/4/08 4.540%	$—	$30,290
—	13,200	Goldman Sachs Group Inc 1/8/08 5.200%	—	13,186
—	12,000	Govco Incorporated 1/28/08 4.680%	—	11,948
—	20,000	Govco Incorporated 2/12/08 5.400%	—	19,870
—	37,860	Govco Incorporated 2/20/08 5.100%	—	37,571
—	29,000	Govco Incorporated 3/13/08 4.850%	—	28,688
12,000	—	Govco LLC 7/29/08 2.911%	11,972	—
20,000	—	Govco LLC 9/5/08 2.654%	19,889	—
40,015	—	Govco LLC 9/23/08 2.769%	39,733	—
12,000	—	Govco LLC 11/17/08 2.828%	11,853	—
—	35,140	Greenwich Capital Holdings 4/14/08 4.850%	—	34,650
—	6,990	Harley-Davidson Funding 2/21/08 4.480%	—	6,944
25,000	—	HSBC Finance Corp 9/3/08 2.572%	24,878	—
—	30,000	HSBC Finance Corporation 2/21/08 4.700%	—	29,757
—	5,420	IBM (International Business Machine Corp.) 1/3/08 4.230%	—	5,418
—	25,000	IBM Capital Inc 3/10/08 4.250%	—	24,773
—	10,000	IBM International Group 1/14/08 4.725%	—	9,982
—	18,900	IBM International Group 1/15/08 4.725%	—	18,863
—	20,000	IBM International Group 2/27/08 4.220%	—	19,852
—	20,000	ING (US) Finance 1/30/08 4.730%	—	19,924
—	25,000	ING (US) Finance 2/22/08 4.820%	—	24,832
20,000	—	ING (US) Funding LLC 7/17/08 2.690%	19,976	—
25,000	—	ING (US) Funding LLC 8/29/08 2.582%	24,890	—
6,275	—	ING (US) Funding LLC 9/15/08 2.650%	6,238	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$3,000	$—	JPMorgan Chase & Co 7/3/08 2.768%	$2,999	$—
—	22,904	Kitty Hawk Funding Corp 3/14/08 5.030%	—	22,653
8,500	—	Kitty Hawk Funding Corp 7/17/08 2.787%	8,488	—
28,100	—	Kitty Hawk Funding Corp 8/13/08 2.709%	28,000	—
25,000	—	Kitty Hawk Funding Corp 8/21/08 2.729%	24,894	—
10,000	—	Lloyds TSB Bank PLC 7/1/08 2.525%	9,999	—
20,000	—	Lloyds TSB Bank PLC 8/21/08 2.614%	19,924	—
20,000	—	Nestle Capital Corp 7/8/08 2.172%	19,990	—
16,500	—	Nestle Capital Corp 8/7/08 2.162%	16,462	—
7,000	—	Nestle Capital Corp 3/12/09 2.462%	6,867	—
—	20,000	Nestle Capital Corp 2/6/08 4.740%	—	19,907
—	20,000	Nestle Capital Corp 3/5/08 5.210%	—	19,834
—	14,500	Nestle Capital Corp 3/11/08 5.090%	—	14,367
—	9,300	Paccar Financial Corp 1/14/08 4.730%	—	9,283
—	10,000	Paccar Financial Corp 2/11/08 4.490%	—	9,947
—	15,300	Paccar Financial Corp 2/28/08 4.500%	—	15,185
—	10,000	Park Avenue Receivables 3/18/08 4.650%	—	9,884
—	19,645	Pfizer Inc 5/15/08 4.410%	—	19,286
30,000	—	Pfizer Inc 8/25/08 2.608%	29,877	—
10,000	—	Pfizer Inc 8/28/08 2.619%	9,957	—
13,000	—	Private Export Funding Corporation 7/3/08 2.687%	12,997	—
15,000	—	Private Export Funding Corporation 7/22/08 2.172%	14,979	—
10,000	—	Private Export Funding Corporation 7/25/08 2.717%	9,984	—
—	28,000	Private Export Funding Corporation 1/30/08 4.640-4.750%	—	27,893

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$1,500	Private Export Funding Corporation 1/31/08 4.530%	$—	$1,494
—	20,000	Private Export Funding Corporation 2/5/08 4.740%	—	19,909
—	10,000	Private Export Funding Corporation 2/11/08 4.680%	—	9,947
—	10,000	Private Export Funding Corporation 3/3/08 4.680%	—	9,919
30,000	—	Procter & Gamble International Funding SCA 8/5/08 2.230%	29,923	—
20,000	—	Procter & Gamble International Funding SCA 8/12/08 2.271%	19,938	—
6,340	—	Procter & Gamble International Funding SCA 8/27/08 2.263%	6,313	—
—	4,665	Procter & Gamble International S.C. 1/4/08 4.750%	—	4,663
—	10,000	Procter & Gamble International S.C. 1/16/08 4.740%	—	9,979
—	10,000	Procter & Gamble International S.C. 1/18/08 4.750%	—	9,977
—	10,000	Procter & Gamble International S.C. 1/31/08 4.200%	—	9,961
—	17,000	Procter & Gamble International S.C. 2/1/08 4.600%	—	16,931
—	30,000	Procter & Gamble International S.C. 2/14/08 4.740%	—	29,831
—	8,000	Procter & Gamble International S.C. 3/12/08 4.350%	—	7,926
—	9,000	Procter & Gamble International S.C. 3/14/08 4.190%	—	8,914
7,190	—	Rabobank USA Financial Corp 7/7/08 2.384%	7,186	—
30,000	—	Rabobank USA Financial Corp 9/15/08 2.553%	29,824	—
12,150	—	Ranger Funding Company LLC 7/31/08 2.796%	12,120	—
—	12,000	Ranger Funding Company LLC 1/10/08 5.110%	—	11,982
—	31,573	Ranger Funding Company LLC 1/18/08 5.080-5.580%	—	31,486
20,000	—	Royal Bank of Canada 9/9/08 2.613%	19,893	—
20,000	—	Royal Bank of Canada 9/10/08 2.721%	19,891	—
—	25,000	Royal Bank of Scotland 2/8/08 4.740%	—	24,877
10,000	—	Royal Bank of Scotland 8/25/08 2.638%	9,959	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$10,000	Shell International Financial 3/28/08 4.470%	$—	$9,884
—	20,000	Societe Generale North America, Inc. 1/10/08 5.155%	—	19,974
—	15,000	Societe Generale North America, Inc. 2/1/08 4.780%	—	14,940
—	25,000	Societe Generale North America, Inc. 3/26/08 4.830%	—	24,718
—	17,420	Societe Generale North America, Inc. 4/4/08 4.640%	—	17,201
16,360	—	Swedish Export Credit 8/19/08 2.192%	16,301	—
—	17,800	Swedish Export Credit 1/15/08 4.860%	—	17,765
—	36,000	Swedish Export Credit 1/17/08 4.740%	—	35,920
—	16,000	Swedish Export Credit 3/12/08 4.370%	—	15,851
—	18,505	Swedish Export Credit 1/14/08 4.720-4.820%	—	18,471
—	10,000	Swedish Export Credit 4/9/08 4.720%	—	9,868
—	10,000	Toronto-Dominion Holdings 1/31/08 5.060%	—	9,961
—	25,000	Toronto-Dominion Holdings 2/11/08 4.710%	—	24,868
30,000	—	Toyota Motor Credit Corp. 7/15/08 2.448%	29,972	—
19,000	—	Toyota Motor Credit Corp. 8/15/08 2.398%	18,944	—
40,000	—	Toyota Motor Credit Corp. 10/22/08 2.762%	39,667	—
10,000	—	Toyota Motor Credit Corp. 10/27/08 2.680%	9,912	—
—	19,000	Toyota Motor Credit Corp. 1/8/08 4.520%	—	18,980
—	30,000	Toyota Motor Credit Corp. 2/15/08 4.880%	—	29,827
—	30,000	Toyota Motor Credit Corp. 2/25/08 4.740%	—	29,787
—	20,000	Toyota Motor Credit Corp. 2/28/08 4.530%	—	19,850
—	20,000	UBS Finance, (Delaware) Inc. 2/13/08 5.030%	—	19,889
—	17,215	UBS Finance, (Delaware) Inc. 2/21/08 5.000%	—	17,102
—	25,000	UBS Finance, (Delaware) Inc. 4/7/08 4.910%	—	24,676

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$3,970	Unilever Capital Corp 1/11/08 4.230%	$—	$3,964
—	20,000	United Parcel Service Inc 4/1/08 4.380%	—	19,758
—	20,000	United Parcel Service Inc 4/28/08 4.340%	—	19,681
—	20,000	United Parcel Service Inc 4/29/08 4.340%	—	19,678
—	10,000	United Parcel Service Inc 3/18/08 4.300%	—	9,899
—	30,000	United Parcel Service Inc 3/31/08 4.400%	—	29,640
—	7,831	Variable Funding Capital Corporation 4/25/08 4.640%	—	7,694
5,100	—	Wells Fargo & Co 7/10/08 2.285%	5,097	—
3,585	—	Wells Fargo & Co 7/23/08 2.130%	3,579	—
14,215	—	Wells Fargo & Co 7/24/08 2.277%	14,191	—
30,000	—	Wells Fargo & Co 8/14/08 2.343%	29,909	—
9,521	—	Yorktown Capital, LLC 7/2/08 2.733%	9,519	—
20,000	—	Yorktown Capital, LLC 7/17/08 2.611%	19,972	—
13,370	—	Yorktown Capital, LLC 7/21/08 2.824%	13,347	—
4,500	—	Yorktown Capital, LLC 8/19/08 2.623%	4,481	—
—	30,000	Yorktown Capital, LLC 4/15/08 4.875%	—	29,528

TOTAL COMMERCIAL PAPER (Cost $1,252,388 and $1,755,528)			1,252,064	1,755,076

GOVERNMENT AGENCY NOTES—7.75% and 5.82%
		Issuer, Maturity Date and Yield(5)
—	30,000	Fannie Mae Discount Notes 4/24/08 4.220%	—	29,614
—	41,650	Fannie Mae Discount Notes 4/30/08 4.150-4.180%	—	41,086
—	31,901	Fannie Mae Discount Notes 5/28/08 4.100%	—	31,360
20,000	—	Fannie Mae Discount Notes 7/1/08 2.087%	20,000	—
30,000	—	Fannie Mae Discount Notes 7/9/08 2.110%	29,986	—
18,095	—	Fannie Mae Discount Notes 7/16/08 2.099%	18,079	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$50,000	$—	Fannie Mae Discount Notes 7/28/08 2.112%	$49,919	$—
15,000	—	Fannie Mae Discount Notes 7/30/08 2.038%	14,974	—
13,630	—	Fannie Mae Discount Notes 8/20/08 2.191%	13,588	—
30,000	—	Fannie Mae Discount Notes 8/27/08 2.142%	29,894	—
20,000	—	Fannie Mae Discount Notes 8/28/08 2.311%	19,928	—
15,000	—	Fannie Mae Discount Notes 8/29/08 2.291%	14,945	—
34,255	—	Fannie Mae Discount Notes 9/8/08 2.425%	34,101	—
20,000	—	Fannie Mae Discount Notes 9/9/08 2.404%	19,909	—
24,170	—	Fannie Mae Discount Notes 9/11/08 2.083%	24,057	—
25,000	—	Fannie Mae Discount Notes 9/17/08 2.447%	24,873	—
40,000	—	Fannie Mae Discount Notes 9/29/08 2.257%	39,766	—
26,175	—	Fannie Mae Discount Notes 9/30/08 2.257%	26,020	—
23,500	—	Fannie Mae Discount Notes 10/1/08 2.267%	23,355	—
14,410	—	Fannie Mae Discount Notes 10/2/08 2.257%	14,320	—
13,835	—	Fannie Mae Discount Notes 10/6/08 2.431%	13,745	—
50,000	—	Fannie Mae Discount Notes 10/7/08 2.461%	49,671	—
28,940	—	Fannie Mae Discount Notes 10/8/08 2.462%	28,747	—
40,000	—	Fannie Mae Discount Notes 10/21/08 2.494%	39,699	—
8,160	—	Fannie Mae Discount Notes 10/23/08 2.483%	8,097	—
7,885	—	Fannie Mae Discount Notes 12/10/08 2.581%	7,796	—
—	32,465	Fannie Mae Discount Notes 1/4/08 4.330%	—	32,458
—	18,990	Fannie Mae Discount Notes 2/15/08 4.230%	—	18,894
—	12,840	Fannie Mae Discount Notes 3/26/08 4.285%	—	12,717
—	20,000	Fannie Mae Discount Notes 2/19/08 4.200%	—	19,890

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$—	$16,600	Fannie Mae Discount Notes 2/21/08 4.280%	$—	$16,505
—	25,000	Fannie Mae Discount Notes 2/22/08 4.270%	—	24,854
—	23,725	Fannie Mae Discount Notes 3/5/08 4.170%	—	23,554
—	44,000	Fannie Mae Discount Notes 3/6/08 4.260%	—	43,678
—	29,045	Fannie Mae Discount Notes 3/20/08 4.190-4.280%	—	28,786
—	30,000	Fannie Mae Discount Notes 3/21/08 4.280%	—	29,729
—	22,518	Fannie Mae Discount Notes 3/27/08 4.190-4.240%	—	22,299
—	17,890	Fannie Mae Discount Notes 3/28/08 4.270%	—	17,714
10,075	—	Federal Home Loan Bank Discount Notes 7/2/08 2.161%	10,074	—
27,452	—	Federal Home Loan Bank Discount Notes 7/9/08 2.120%	27,439	—
20,000	—	Federal Home Loan Bank Discount Notes 7/18/08 2.099%	19,980	—
40,135	—	Federal Home Loan Bank Discount Notes 7/23/08 2.208%	40,082	—
25,000	—	Federal Home Loan Bank Discount Notes 7/30/08 2.037%	24,957	—
25,000	—	Federal Home Loan Bank Discount Notes 8/13/08 2.115%	24,933	—
9,585	—	Federal Home Loan Bank Discount Notes 8/15/08 2.151%	9,558	—
3,425	—	Federal Home Loan Bank Discount Notes 8/22/08 2.608%	3,414	—
30,000	—	Federal Home Loan Bank Discount Notes 9/2/08 2.243%	29,877	—
27,115	—	Federal Home Loan Bank Discount Notes 9/4/08 2.243%	27,000	—
30,000	—	Federal Home Loan Bank Discount Notes 9/5/08 2.425%	29,871	—
50,000	—	Federal Home Loan Bank Discount Notes 9/16/08 2.345%	49,750	—
20,585	—	Federal Home Loan Bank Discount Notes 9/19/08 2.456%	20,478	—
50,000	—	Federal Home Loan Bank Discount Notes 9/26/08 2.388%	49,717	—
17,650	—	Federal Home Loan Bank Discount Notes 10/3/08 2.076%	17,539	—
25,000	—	Federal Home Loan Bank Discount Notes 12/3/08 2.587%	24,730	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$15,000	$15,000	Federal Home Loan Banks 11/20/08 4.700%	$14,987	$14,992
—	25,000	Federal Home Loan Banks 1/2/08 4.450%	—	25,000
—	25,000	Federal Home Loan Banks 1/3/08 4.450%	—	24,997
—	28,850	Federal Home Loan Banks 1/4/08 4.661%	—	28,844
—	34,945	Federal Home Loan Banks 1/7/08 4.450%	—	34,926
—	41,450	Federal Home Loan Banks 1/11/08 4.260-4.900%	—	41,409
—	77,800	Federal Home Loan Banks 1/16/08 4.280-4.290%	—	77,681
—	32,500	Federal Home Loan Banks 1/25/08 4.260%	—	32,419
—	43,830	Federal Home Loan Banks 1/28/08 4.300%	—	43,706
—	2,000	Federal Home Loan Banks 2/1/08 4.480%	—	1,993
—	25,000	Federal Home Loan Banks 2/13/08 4.200%	—	24,880
—	23,694	Federal Home Loan Banks 3/12/08 4.250%	—	23,505
—	30,000	Federal Home Loan Banks 3/17/08 4.270%	—	29,743
—	20,000	Federal Home Loan Banks 3/19/08 4.270%	—	19,824
—	85,900	Federal Home Loan Banks 3/24/08 4.260%	—	85,096
50,000	—	Freddie Mac Discount Note 7/11/08 2.109%	49,970	—
18,175	—	Freddie Mac Discount Note 7/14/08 2.084%	18,161	—
25,000	—	Freddie Mac Discount Note 7/25/08 2.123%	24,964	—
43,548	—	Freddie Mac Discount Note 8/6/08 2.102%	43,451	—
15,827	—	Freddie Mac Discount Note 8/7/08 2.059%	15,791	—
50,000	—	Freddie Mac Discount Note 8/8/08 2.165%	49,882	—
42,326	—	Freddie Mac Discount Note 8/18/08 2.551%	42,200	—
34,500	—	Freddie Mac Discount Note 8/22/08 2.119%	34,389	—
16,050	—	Freddie Mac Discount Note 9/8/08 2.140%	15,978	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal		Issuer, Maturity Date and Yield(5)	Value
2008	2007		2008	2007
			(Unaudited)
$22,080	$—	Freddie Mac Discount Note 9/10/08 2.125%	$21,978	$—
25,000	—	Freddie Mac Discount Note 9/12/08 2.185%	24,881	—
57,700	—	Freddie Mac Discount Note 9/22/08 2.196%	57,389	—
15,000	—	Freddie Mac Discount Note 11/7/08 2.621%	14,867	—
25,000	—	Freddie Mac Discount Note 1/16/09 2.769%	25,323	—
—	10,000	Freddie Mac Discount Note 2/21/08 4.320%	—	9,943
—	30,000	Freddie Mac Discount Note 1/24/08 4.330%	—	29,928
—	32,470	Freddie Mac Discount Note 1/31/08 4.320%	—	32,367
—	22,400	Freddie Mac Discount Note 2/14/08 4.220%	—	22,290
—	25,487	Freddie Mac Discount Note 2/20/08 4.210%	—	25,344
—	8,500	Freddie Mac Discount Note 3/3/08 4.240%	—	8,441
—	17,925	Freddie Mac Discount Note 3/31/08 4.120%	—	17,738
—	26,735	Freddie Mac Discount Note 4/10/08 4.145%	—	26,434
—	20,817	Freddie Mac Discount Note 4/18/08 4.175%	—	20,563
—	10,795	Freddie Mac Discount Note 4/25/08 4.180%	—	10,657

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,429,266 and $1,105,525)			1,429,079	1,105,858

VARIABLE NOTES—0.00% and 0.26%
—	25,000	Wells Fargo Bank 1/7/08 4.600%	—	24,999
—	25,000	Wells Fargo Bank 1/8/08 4.600%	—	24,999

TOTAL VARIABLE NOTES (Cost $0 and $50,000)			—	49,998

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,154,594 and $3,371,896)			3,153,985	3,371,866

TOTAL MARKETABLE SECURITIES (Cost $3,154,594 and $3,811,050)			3,153,985	3,798,496

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2008 and December 31, 2007
(In thousands)

Principal			Value
2008	2007		2008	2007
			(Unaudited)
MORTGAGE LOAN RECEIVABLE—0.39% and 0.38%
		Borrower, Maturity Date and Current Rate
$75,000	$75,000	Klingle Corporation 7/10/11 3.420%(6)	$71,721	$72,520

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000 and $75,000)			71,721	72,520

TOTAL INVESTMENTS (Cost $15,568,375 and $15,951,458)			$18,449,651	$19,013,601

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(3)	The market value reflects the final settlement due to the Account. The investment was sold on August 24, 2007.

(4)	Located throughout the U.S.

(5)	Yield represents the annualized yield at the date of purchase.

(6)	Current rate represents the interest rate on this investment at June 30, 2008. At December 31, 2007, the interest rate on this investment was 5.46%.

See notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ACCOUNT’S FINANCIAL CONDITION AND OPERATING RESULTS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. Forward-looking statements involve risks and uncertainties, some of which are referenced in the section of the Form 10-K entitled “Item 1A. Risk Factors,” elsewhere in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Second Quarter 2008 U.S. Economic and Commercial Real Estate Overview

The TIAA Real Estate Account (the “Account”) invests primarily in high quality, core commercial real estate located in primary and secondary markets in order to meet its investment objective of obtaining favorable long-term returns primarily through rental income and capital appreciation of its real estate investments. The Account does not directly invest in either single-family residential real estate or residential mortgage-backed securities.

The continued slowdown in U.S. economic activity led to a softening of commercial real estate market fundamentals during the second quarter of 2008. While remaining at relatively low levels, vacancy rates rose across each property sector in which the Account invests throughout most markets. In addition, tighter credit conditions continued to suppress commercial real estate sales activity. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicated that sales transaction activity totaled $26 billion during the second quarter of 2008, a 77% decline from $115 billion recorded during the second quarter of 2007, which was roughly the peak of the recent cycle and just before the capital markets’ dislocation occurred. Though the decline in sales transaction activity, in management’s view, is due in part to owners’ reluctance to sell in a slow market, the falloff has caused uncertainty among investors and made it difficult to determine contemporaneous pricing in some markets. Nonetheless, several sizeable transactions occurred or are pending as of the second quarter of 2008, including the sales of the General Motors and Credit Lyonnais office towers in Manhattan. A few properties have been brought to the market in response to financial distress on the part of owners. Overall, there have been very few reports of distressed sales and “bid-ask” spreads for the most part remain wide, making it likely that commercial sales activity will continue to remain depressed through the rest of 2008.

The U.S. economy expanded at a 1.9% gross domestic product (“GDP”) annualized rate in the second quarter, up from the 0.9% pace recorded in the first quarter and the revised (0.2%) pace in the fourth quarter of 2007. The uptick in growth was supported by rebate checks to consumers along with solid exports and declining imports. At the same time, payroll employment dropped 165,000 jobs in the second quarter on top of the 247,000 jobs lost in the first quarter. Job losses combined with the ongoing surge in energy and food prices and the erosion in home values have been weighing heavily on consumers with confidence hovering at historic lows and discretionary spending capacity materially impaired.

In the Federal Reserve’s July 2008 Beige Book, which reports on economic conditions across the twelve Federal Reserve Districts (“Districts”) through June 30, 2008, districts’ economic activity was noted to have “slowed somewhat” across most Districts since the previous report in early June. It noted that consumer spending moderated, though sales of electronics items appeared to benefit from income tax rebates and fiscal stimulus checks. The residential housing market also continued to be uniformly weak or declining further. Commercial real estate activity was generally described as weak or sluggish; however, some Districts in the Midwest reported improvement. “Prohibitively high construction costs” and “tightened financing” were affecting commercial construction, which could ultimately benefit supply/demand fundamentals in the future.

As the housing market continued to deteriorate in July 2008, IndyMac, a large residential mortgage lender, was taken over by the FDIC, and investors became concerned about the financial condition of Fannie Mae and Freddie Mac, two government-sponsored enterprises (“GSE”), that are crucial to the healthy functioning of the residential mortgage market and the overall credit market. The Treasury Department subsequently announced a legislative proposal to bolster their capital, access to liquidity, and regulatory oversight. In response to the Treasury Department’s proposal, a bill authorizing the Treasury Department to extend unlimited amounts of credit to Fannie Mae and Freddie Mac has been passed by Congress and approved by President Bush. Previously, the Federal Open Market Committee (“FOMC”) had taken several other actions to increase liquidity in the financial markets including a securities lending program for the nation’s investment banks and an easing of terms for the nation’s banks to borrow at the Federal Reserve’s “discount window”. As Federal Reserve Chairman Ben Bernanke noted in his July 15, 2008 Semiannual Monetary Policy Report to the Congress: “In general, healthy economic growth depends on well-functioning financial markets. Consequently, helping the financial markets return to more normal functioning will continue to be a top priority of the Federal Reserve.”

Management believes that the full economic effect of the recent economic deterioration has yet to fully impact commercial real estate markets and, as economic conditions are likely to weaken further, commercial real estate market fundamentals should reflect a mild decline in the near term. At the same time current commercial real estate fundamentals have, for the most part, only been marginally affected, and therefore suggest a capacity to weather these pressures. While further erosion in employment would dilute the demand for space, the effects may be mitigated by the modest flow of new construction due for delivery over the year ahead. In addition to near-term macroeconomic conditions that impact the supply and demand for commercial real estate, the performance of the Account can also be affected by geopolitical risks, industry or sector slowdowns, and event risk affecting individual properties, tenants, or geographies. Management believes that commercial real estate market conditions generally lag six to twelve months behind any major changes to U.S. economic conditions, and therefore expect to see a further weakening of commercial real estate market fundamentals into 2009.

While management cannot predict the exact nature or timing of such changes or the magnitude of their impact on the Account, our experience has demonstrated that market fluctuations have taken, and will continue to take place without advance notice, and any significant changes could have a direct and meaningful impact on the returns of the Account. Please refer to the section entitled “Item 1A. Risk Factors”, included in the Form 10-K, for a more detailed description of the risks associated with an investment in the Account.

Investments as of June 30, 2008

As of June 30, 2008, the Account had total net assets in the amount of $17.1 billion, a 5.0% increase from $16.2 billion at June 30, 2007, but a 3.4% decrease from December 31, 2007. The growth in the Account’s net assets as of June 30, 2008 as compared to June 30, 2007 was driven by the positive net investment income and capital appreciation on the Account’s investment portfolio for the twelve months ended June 30, 2008, which was augmented by a steady inflow of premiums and net transfers into the Account during the six months ended December 31, 2007. The decrease in the total net assets during the six month period ended June 30, 2008 reflected a reversal of this twelve-month trend, primarily driven by net transfers out of the Account as well as the depreciation of the Account’s value in some of its wholly-owned real estate properties as well as those owned in joint ventures.

As of June 30, 2008, the Account owned a total of 111 real estate property investments (99 of which were wholly-owned, 12 of which were held in joint ventures) and one remaining equity interest in a joint venture, which sold its real estate investments during the third quarter of 2007, representing 80.7% of the Account’s total investment portfolio. The real estate portfolio included 46 office property investments (five of which were held in joint ventures and one located in London, England), 28 industrial property investments (including one held in a joint venture), 20 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 111 real estate property investments, 20 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly-owned real estate portfolio as of June 30, 2008 was $1.4 billion, representing 8.1% of Total Net Assets. The Account’s share of joint venture debt ($2.0 billion) is netted out in determining the joint venture values shown on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of June 30, 2008 was $3.4 billion, representing 19.6% of Total Net Assets. The Account currently has no Account-level debt.

During the second quarter of 2008, the Account purchased one industrial property investment for a total equity investment of $117.8 million. This property investment consists of two individual properties located in Rancho Cucamonga and Fontana, California. During the second quarter of 2008, the Account also sold one apartment property investment, Royal St. George located in West Palm Beach, Florida for an approximate net sales price of $22.8 million and recognized a cumulative realized gain of $4.4 million. These transactions are discussed in more detail below in the section titled “Recent Transactions”.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The largest investment, DDR Joint Venture, is comprised of 65 properties in 13 states and represented 5.25% of Total Investments and 6.51% of total real estate investments. No single property investment represented more than 3.47% of Total Investments or more than 4.30% of total real estate investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that have either maximized in value, no longer fit into the Account’s profile, underperformed or represent properties that will need significant capital infusions in the future. The Account will reinvest any sale proceeds that it does not need to pay operating expenses or to meet redemption requests (e.g., cash withdrawals or transfers). The following charts reflect the diversification of the Account’s real estate assets by region and property type, list its ten largest investments, and list its top five overall market exposures by metropolitan statistical area. All information is based on the values of the properties at June 30, 2008.

Diversification by Market Value

	East (27)	West (37)	South (35)	Midwest (7)	Various* (3)	Foreign** (2)	Total (111)
Office (46)	20.7%	19.7%	11.6%	1.2%	0.0%	2.7%	55.9%
Apartment (20)	2.0%	5.8%	4.9%	0.0%	0.0%	0.0%	12.7%
Industrial (28)	1.7%	7.0%	3.4%	1.3%	0.5%	0.0%	13.9%
Retail (16)	1.5%	0.9%	6.0%	0.1%	6.5%	2.0%	17.0%
Other (1)***	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%	0.5%

Total (111)	25.9%	33.4%	25.9%	2.6%	7.5%	4.7%	100%

( )	Number of property investments in parentheses.

*	Represents a portfolio of storage facilities, a portfolio of industrial properties, and a portfolio of retail properties located in various regions across the U.S.

**	Represents real estate investments in the United Kingdom and France.

***	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Top Ten Largest Real Estate Property Investments

Property Name	City	State	Type	Market Value ($M)(a)	% of Total Real Estate Portfolio(b)	% of Total Investments
DDR Joint Venture	Various	USA	Retail	968.8	6.51	5.25	(c)
1001 Pennsylvania Avenue	Washington	DC	Office	640.0	4.30	3.47	(d)
Four Oaks Place	Houston	TX	Office	482.9	3.24	2.62
50 Fremont	San Francisco	CA	Office	481.8	3.24	2.61	(e)
Fourth and Madison	Seattle	WA	Office	470.0	3.16	2.55	(f)
Westferry Circus	London	UK	Office	395.4	2.66	2.14	(g)
780 Third Avenue	New York City	NY	Office	395.0	2.65	2.14
Yahoo Center Joint Venture	Santa Monica	CA	Office	374.7	2.52	2.03	(h)
Ontario Industrial Portfolio	Ontario	CA	Industrial	367.0	2.47	1.99	(i)
The Newbry	Boston	MA	Office	358.1	2.41	1.94

(a)

Value as reported in the June 30, 2008 Statement of Investments. Investments owned 100% by TIAA are reported based on fair value. Investments in joint ventures are reported based on the equity method of accounting.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (DDR), consists of 65 retail properties located in 13 states and is shown net of debt.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $427.1 million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $347.8 million.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $326.1 million.

(g)

This property is shown gross of debt. The value of the Account’s interest less leverage is $137.7 million. The market value has been converted to U.S dollars from Pound Sterling at the exchange rate as of June 30, 2008.

(h)	This property is held in a 50%/50% joint venture with Colorado Center LP and is shown net of debt.

(i)	This property is shown gross of debt. The value of the Account’s interest less leverage is $357.9 million.

Top Five Overall Market Exposure

Metropolitan Statistical Area (MSA)	% Leased	# of Investments	% of Total Investments
Washington-Arlington-Alexandria DC-VA-MD-WV	98.9%	9	8.69%
Los Angeles-Long Beach-Glendale CA	92.9%	8	5.99%
Boston-Quincy MA	97.2%	5	5.48%
San Francisco-San Mateo-Redwood City CA	93.9%	4	5.19%
Houston-Bay Town-Sugar Land TX	97.6%	3	4.44%

As of June 30, 2008, the Account also held investments in government agency notes, representing 7.75% of Total Investments, commercial paper representing 6.79% of Total Investments, certificates of deposit representing 2.06% of Total Investments, real estate limited partnerships, representing 1.82% of Total Investments, bankers acceptance representing 0.50% of Total Investments, and a mortgage loan receivable representing 0.39% of Total Investments.

Real Estate Market Update by Property Type

(Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the quarter ended June 30, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

The United States economy continued to struggle during the second quarter of 2008. The U.S. Bureau of Labor Statistics reported that payroll employment in the United States declined by approximately 165,000 during the second quarter of 2008, following a loss of approximately 247,000 during the first quarter. The job losses have hit the manufacturing and construction sectors the hardest and financial services and professional and business services to a lesser degree. Employment growth is continuing, however, in the education & health care, leisure & hospitality and government sectors. These continuing job losses during the first half of 2008 have contributed to softening demand for commercial real estate space in many markets.

Payroll growth in the majority of the Account’s primary metropolitan areas was positive in the second quarter. The Account’s top five metropolitan markets based on net equity value of the Account’s investments were Washington, D.C., Los Angeles, Boston, San Francisco and Houston. Employment growth remained healthy in each, with the exception of Los Angeles, where employment declined slightly (-0.2%). Houston, which has benefited from the high price of oil and other commodities, had the strongest employment growth during the second quarter of 2008 at 2.4%. The Account’s most significant exposure is in Washington, D.C., where employment expanded by 1.1%. Employment in the Account’s other top markets of Boston and San Francisco grew 1.1% and 1.8%, respectively.

Growth in employment is closely related to tenant demand for commercial real estate space, though demand for space may lag employment growth or declines due to the longer term nature of leasing cycles. The economic downturn has negatively affected all property types. The key office-using sectors of financial activities and professional & business services both lost approximately 15,000 and 83,000 jobs, respectively, for the second consecutive quarter. The job losses in the professional and business services sector occurred almost exclusively in employment services, especially “temporary help agencies”, which indicates that companies have thus far been reducing their temporary staff rather than payroll employees. The retrenchment in the job market, coupled with a slowing national economy, has resulted in weaker demand for office space. Torto Wheaton Research (“TWR”), an independent subsidiary of CB Richard Ellis and a widely used source of real estate market data, reported that national office market vacancies increased to 13.2% in the second quarter of 2008, as compared to 12.9% in the first quarter of 2008. While the national vacancy rate increased in the second quarter of 2008, the vacancy rate of the Account’s office portfolio was 5.3% (slightly higher than the 5.1% posted in the first quarter of 2008), remaining considerably below the national average.

In the second quarter of 2008, office market fundamentals in the Account’s top office markets began to show signs of softness from the negative economic and financial market conditions. Vacancies increased slightly in the Account’s top markets, except for Seattle where vacancies were unchanged, yet the vacancy rates of the Account’s properties in each of the top markets are in most cases well below the national average. Office vacancy rates in the Washington, D.C. metropolitan area, where the largest proportion of the Account’s office investments are located, stand at 11.4% as of second quarter 2008, as compared to the national average of 13.2%. In comparison, the average vacancy rate of the Account’s office portfolio in the Washington, D.C. metropolitan area was 0.7% as of the second quarter of 2008. The table below compares the average vacancy rate of properties in the Account’s top markets with their respective market averages:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

OFFICE				5.3%		13.2%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,413	7.7%	0.7%	11.4%
2	Boston-Quincy MA	$980	5.3%	2.5%	11.1%
3	San Francisco-San Mateo- Redwood City CA	$863	4.7%	5.9%	9.7%
4	Los Angeles-Long Beach- Glendale CA	$726	3.9%	8.0%	11.0%
5	Seattle-Bellevue-Everett WA	$685	3.7%	2.2%	9.6%

*	Source: Torto Wheaton Research

The moderation of economic activity has contributed to rising industrial market vacancy rates. Demand for industrial space is influenced primarily by national economic conditions, including industrial production, international trade, and employment growth in the manufacturing, wholesale trade, and transportation and warehousing industries. While the second quarter of 2008 annualized GDP rate was 1.9%, slightly better than the weak 0.9% growth reported in the first quarter of 2008, industrial production remains sluggish. With respect to international trade, imports have slowed significantly as the cost of foreign goods has risen due to the weak dollar; however, exports have increased substantially because the relative cost of U.S. goods has conversely declined, with the net effect being a modest slowdown in port activity. Overall, the decline in imports and a weaker global economy have negatively affected industrial market conditions. U.S. industrial vacancy rates rose 0.5% nationally to an average of 10.3% in the second quarter of 2008 as compared to 9.8% in the first quarter of 2008. TWR attributes the increase in vacancy rates to weaker demand, rather than excessive construction. The overall vacancy rate for the Account’s industrial portfolio, which includes the nation’s top distribution hubs for international and domestic goods, is shown below:

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

INDUSTRIAL				10.0%		10.3%

1	Riverside-San Bernardino- Ontario CA	$622	3.4%	15.4%	12.6%
2	Dallas-Plano-Irving TX	$208	1.1%	6.5%	11.8%
3	Chicago-Naperville-Joliet IL	$199	1.1%	1.6%	11.5%
4	Los Angeles-Long Beach- Glendale CA	$152	0.8%	3.8%	5.4%
5	Atlanta-Sandy Springs- Marietta GA	$133	0.7%	1.3%	13.3%

*	Source: Torto Wheaton Research

Preliminary data from TWR indicates that industrial vacancy rates rose across many of the markets hit hardest by the housing market downturn, and to a lesser degree, those reliant upon import activity. These markets are primarily located in southern California, southern Florida, Arizona and Las Vegas. Availability in Riverside-San Bernardino, a primary U.S. distribution hub and the Account’s top industrial market, increased to 12.6% during the second quarter of 2008 as compared to 11.1% in the first quarter of 2008. The vacancy rate in the Account’s industrial properties in Riverside-San Bernardino averaged 15.4% as of the second quarter of 2008 as compared to 8.8% in the first quarter of 2008. The increase in the Account’s vacancy rate in Riverside-San Bernadino is reflective of current conditions in the overall metro area, and the loss of a tenant in the second quarter of 2008. Industrial vacancies in Los Angeles, a key port for international trade, increased slightly during the second quarter of 2008 to 5.4% from 4.9%, but remained the lowest in the nation. Here again, while the vacancy rate for the Account in Los Angeles increased during the second quarter to 3.8% from 1.5% in first quarter of 2008, it remained below the rate for both the national and metropolitan area. In other top markets, vacancy rates in Chicago (11.5%), Dallas (11.8%), and Atlanta

(13.3%) are above the national average; however, the average vacancy rate of the Account’s portfolio in these markets was substantially lower, at 1.6%, 6.5%, and 1.3%, respectively.

Preliminary data indicates that U.S. apartment market conditions weakened during the second quarter of 2008. Vacancy rates in the nation’s largest metropolitan markets averaged 5.6% in the second quarter of 2008, up from 4.8% in second quarter of 2007. (Year-over-year comparisons are necessary to account for seasonality in apartment leasing.) Increased competition for renters from unsold single- family homes and condominiums was again partially responsible for the rise in vacancy rates. The average vacancy rate for the Account’s apartment portfolio was 4.0% as of second quarter 2008, as compared to the national average of 5.6%. The table below details the average vacancy rates of the Account’s property investments in its top apartment markets.

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	Account Vacancy	Metropolitan Statistical Area Vacancy(*)	National Average(*)

APARTMENT				4.0%		5.6%

1	Houston-Bay Town-Sugar Land TX	$337	1.8%	2.9%	8.1%
2	Phoenix-Mesa-Scottsdale AZ	$305	1.7%	4.5%	9.1%
3	Denver-Aurora CO	$240	1.3%	3.6%	5.6%
4	Atlanta-Sandy Springs- Marietta GA	$188	1.0%	3.2%	8.5%
5	New York-Wayne-White Plains NY-NJ	$164	0.9%	2.0%	6.0%

*	Source: Torto Wheaton Research

Retail market conditions also softened in second quarter of 2008. Vacancies in neighborhood and community centers across the U.S. increased to 10.9% in the second quarter of 2008, up from 10.1% in the first quarter. Though energy and food prices continued to climb, the Federal Reserve Chairman Ben Bernanke noted recently that personal consumption expenditures are “holding up somewhat better than might be expected given the array of forces weighing on household finances and attitudes.” According to the U.S. Bureau of Commerce, retail spending, excluding motor vehicles & parts and gasoline, increased 2.0% in the second quarter of 2008 as compared to the first quarter of 2008. The average vacancy rate for the Account’s retail portfolio was 3.9% as of the second quarter of 2008. The retail sector has also begun to be affected by an increasing number of bankruptcy filings by major retailers, including CompUSA, Linens ‘n’ Things and Goodys, which have closed down locations throughout the U.S.

Management believes that overall, commercial real estate construction remains at levels which are appropriate to meet expected demand. According to TWR, new deliveries of office and industrial space are expected to increase in 2008 relative to 2007, while retail and apartment construction will decline. Nationally, office construction is projected to total roughly 86 million square feet in 2008, up from 64 million square feet in 2007, but below the 92 million square feet average during the last construction peak in 1999-2001. Similarly, industrial construction is projected to total 175 million square feet in 2008, similar to the 172 million square feet in 2007, but well below the 250 million square feet average during 1998-2001, when construction last peaked. Apartment construction is expected to total approximately 220,000 units in 2008, down from approximately 230,000 units in 2007. Retail construction is projected to total 22 million square feet in 2008, down 30% from the 33 million square feet delivered in 2007.

Economic Outlook for the Remainder of 2008

Due to sluggish economic activity and six consecutive months of job losses, commercial real estate market conditions have begun to show signs of weakening. Going forward, as long as economic indicators remain negative, commercial real estate market conditions will be influenced by both U.S. economic conditions and credit market conditions. Many economists believe that the U.S. economy is currently in recession, citing weak GDP growth, recent employment losses, and the rise in unemployment as evidence. However, recessionary conditions are not fully evident in the economic data utilized by The National Bureau of Economic Research for it to officially designate a recession. Presently, economic activity is very weak, and is expected to remain weak for the rest of 2008. In the minutes of its June 2008 meeting, the FOMC noted that because GDP growth in the first half of 2008 was better than expected, growth in the second half of the year was more likely to be weaker as consumer spending slows and businesses work off inventories accumulated in the first half of the year. Similarly, economists surveyed as part of the July 2008 Blue Chip Economic Indicators publication have also increased their first half 2008 forecasts and decreased their second half of 2008 forecasts in light of the current economic climate. Though uncertainties with respect to the housing and credit markets remain, both the FOMC and Blue Chip consensus forecasts expect economic activity to pickup appreciably by the second half of 2009. The Blue Chip consensus forecast, for example, is for GDP to increase 1.7% on average in 2009, including growth of 2.6-2.8% in the second half of the year. FOMC members have stronger expectations for 2009, as they expect GDP growth of 2.0-2.8% (quarterly forecasts are not provided). Given this outlook, tenant space demand is likely to be weak for the rest of 2008 and probably into 2009; however, commercial real estate markets generally entered this phase of the business cycle with vacancies at or close to equilibrium. Management believes that construction likely peaked in 2008, as evidence is accumulating that the credit crunch and increases in construction materials costs are curtailing development plans, which should cushion the impact of weaker space demand. Consequently, while management feels that commercial real estate fundamentals may be well-positioned to weather current economic conditions, it is expected that these fundamentals will continue to weaken through 2008 into 2009.

Commercial real estate pricing is dependent on a number of factors including Treasury rates, inflation, and the general pricing of risk across all asset types. Currently, due to the slow real estate sales and leasing activity, it is difficult to get a true sense of the market. While management believes that the period of economic weakness may continue through 2008, it also believes Treasury rates should have achieved a cycle low in the first half of the year with transitory volatility as inflation expectations ebb and flow. Lower Treasury rates could cushion the impact of wider capitalization rate spreads which, for commercial real estate, are approaching their long-term norms. Additionally, pricing pressures have so far been concentrated on properties that are in less attractive locations or have less attractive investment characteristics. Management believes that such distinctions could continue in light of the ongoing investor demand for core property investments, which are relatively stable vehicles to produce a steady income. Nonetheless, in light of less available and more expensive commercial mortgage debt, it is possible that the number of investors pursuing commercial real estate will be smaller in 2008 than in prior years, contributing to some easing of pricing pressure across the quality spectrum. There is some evidence of this in the reduction in transaction volume in recent months relative to volumes over the prior three years. At the same time, management believes that the quality of commercial mortgage credit is holding up well; delinquency rates remain very low and distressed sales of commercial property are not, at this point, prevalent. However, management also believes that before commercial real estate market conditions begin to improve, fundamentals in the near term will continue to soften.

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

Results of Operations

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Performance

The Account’s total return was 0.97% for the six months ended June 30, 2008. This was 650 basis points lower than the return of 7.47% for the six months ended June 30, 2007. The Account’s performance in the six months ended June 30, 2008 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, as well as lower income from marketable securities.

After several years of increasing investor demand for commercial real estate and historic capital appreciation, the weakened economy and faltering financial markets have brought transaction activity to historically low levels, bringing a halt to capital appreciation in many markets. The number of individual property investments with valuation increases has decreased from some of their loftier levels, as is evidenced by the Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable. Management believes that real estate is an investment which should be considered from a long term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five and 10-year periods ended June 30, 2008 were 6.91%, 12.12%, 11.87% and 9.45%, respectively. As of June 30, 2008, the Account’s annualized total return since inception was 9.29%.

The Account’s total net assets increased from $16.2 billion at June 30, 2007 to $17.1 billion at June 30, 2008. The primary driver of this 5.0% increase was the Account’s net investment income from its investment portfolio and the net realized and unrealized gains on its real estate investment properties, joint ventures and limited partnerships over the last twelve months.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 1.1% lower for the six months ended June 30, 2008, as compared to the same period in 2007.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 84.6% and 84.8% of the Account’s total investment income (before deducting Account level expenses) during the six months ended June 30, 2008 and 2007, respectively. The 4.97% increase in the Account’s total investment income was primarily due to a 48% increase in the Account’s income from its real estate joint ventures and limited partnership holdings. This was primarily due to the Account’s receipt of income distributions from the purchase of an interest in 65 investment properties in the DDR Retail Portfolio in the first quarter of 2007. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable.

Gross real estate rental income decreased approximately 0.7% in the six months ended June 30, 2008, as compared to the same period in 2007. This decrease is primarily due to a decrease in the number of wholly-owned real estate investment property investments held by the Account. The number of wholly-owned properties decreased from 104 as of June 30, 2007 to 99 as of June 30, 2008. Income from real estate joint ventures and limited partnerships was $68.6 million for the six months ended June 30, 2008, as compared with $46.4 million for the six months ended June 30, 2007. This 47.8% increase was due to an increase in gross rental income from properties owned in joint ventures, which increased substantially with the acquisition of the joint venture interest in the DDR Retail Portfolio in the first quarter of 2007. Investment income on the Account’s investments in marketable securities increased by 6.4%, from $55.7 million for the six months ended June 30, 2007 to $59.3 million for the comparable period in 2008. The variance was due to the increase of the Account’s investment in marketable securities from $2.8 billion as of June 30, 2007 to $3.2 billion as of June 30, 2008.

Total real estate property level expenses and taxes for wholly-owned property investments for the six months ended June 30, 2008 increased to $236.5 million as compared to $232.5 million for the six months ended June 30, 2007. The overall change in expenses was primarily due to a 1.3% increase in operating expenses and 3.5% increase in real estate taxes. In the six months ended June 30, 2008, operating expenses and real estate taxes represented 54% and 28% of the total property level expenses, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2007 were the same at 54%, 28% and 18% of total property level expenses, respectively. Overall, property level expenses were relatively similar; increasing by 1.7% from the six months ended June 30, 2007 to the six months ended June 30, 2008.

The Account incurred overall Account level expenses for the six months ended June 30, 2008 of $87.1 million which was a 32.7% increase from expenses of $65.6 million for the six month period ended June 30, 2007. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 5% from June 30, 2007 to June 30, 2008), increased actual administrative and distribution expenses associated with managing and distributing the Account, due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges increased to $26.6 million for the six month period ended June 30, 2008 as compared to $25.2 million for the six month period ended June 30, 2007. Total administrative and distribution expenses increased to $43.9 million for the six month period ended June 30, 2008, as compared to $30.9 million for the six month period ended June 30, 2007. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including costs associated with new technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $12.2 million for the six month period ended June 30, 2008 as compared to $5.7 million for the six months ended June 30, 2007, due to an increase, effective May 1, 2007, in the liquidity guarantee expense deduction rate from 0.035% of annual net assets to 0.160% of annual net assets for the period May 1, 2007 to April 30, 2008, and 0.100% of annual net assets effective May 1, 2008.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $130.0 million for the six months ended June 30, 2008, as compared to a net gain of $792.4 million for the six months ended June 30, 2007, a 116% year over year decrease. The overall variance was driven by several factors: First, the decrease in net realized and unrealized gains/losses on investments and mortgage loans payable was primarily driven by a net realized and unrealized loss on the Account’s real estate property investments of $44.3 million for the six months ended June 30, 2008 compared to a gain of $598.8 million during the same period in 2007. Second, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $93.3 million for the six months ended June 30, 2008 as compared to a substantial net realized and unrealized gain of $206.0 million for the six months ended June 30, 2007. The variance in the net realized and unrealized gains and losses on the wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets during the period ended June 30, 2008. Third, the Account also posted a net realized and unrealized gain on its marketable securities of $4.0 million for the six months ended June 30, 2008, as compared to a net realized and unrealized loss of $34.0 million in the same period of 2007. The net gains on the Account’s marketable securities in the six months ended June 30, 2008 were primarily due to the Account’s investments in marketable real estate equity securities (“REIT stocks”). The REIT stock portfolio was liquidated during the second quarter of 2008. The sale was executed over several days for total proceeds of $477.4 million, and the Account recognized a cumulative net loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may determine to invest in REIT stocks in the future.

Lastly, the Account had unrealized gains on its mortgage loans payable in the amount of $4.4 million and unrealized losses on its mortgage loan receivable of approximately $799,000 for the six months ended June 30, 2008, as compared to net unrealized gains of $21.4 million and $114 thousand, respectively, for the six months ended June 30, 2007. The net unrealized gain or loss on mortgage loans payable and mortgage loans receivable for the period reflected the fluctuations in the U.S. Treasury rates and commercial real estate mortgage loan spreads during the six months ended June 30, 2008, which are used as a basis to value the commercial mortgage loans on the wholly-owned real estate property investments. For a mortgage loan payable, if the fair value adjustment is negative, it is posted as an unrealized gain because the value of the total mortgage loans payable by the Account has decreased; and if it is positive, it is posted as a loss because the total value of the mortgage loans payable has increased. Conversely, for a mortgage loan receivable, if the fair value adjustment is negative, it is posted as an unrealized loss because the total value of the mortgage loan receivable has decreased; and if it is positive, it is posted as a gain because the total value of the mortgage loans receivable has increased.

During the six months ended June 30, 2008, the Account also sold one apartment property investment for net proceeds of 22.8 million and recognized a cumulative net gain of $4.4 million.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Performance

The Account’s total return was 0.27% for the three months ended June 30, 2008. This was 304 basis points lower than the return of 3.31% for the three months ended June 30, 2007. The Account’s performance in the second quarter of 2008 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, as well as lower income from marketable securities.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 7.0% lower for the three months ended June 30, 2008, as compared to the same period in 2007.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 89.0% and 85.9% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2008 and 2007, respectively. The 0.95% decrease in the Account’s total investment income was due to a 4.63% decrease in the Account’s income from its wholly-owned real estate property investments and a 22.9% decrease in income from its investments in marketable securities, including real estate equity securities, commercial paper, government bonds, and an investment in a commercial mortgage loan receivable, which made up the remainder of the Account’s total investment income.

Gross real estate rental income decreased approximately 0.3% in the three months ended June 30, 2008, as compared to the same period in 2007. This decrease is primarily due to a decrease in the number of wholly-owned real estate property investments by the Account. Income from real estate joint ventures and limited partnerships was $37.7 million for the three months ended March 31, 2008, as compared with $26.9 million for the three months ended March 31, 2007. This 40.3% increase is primarily due to the purchase of a joint venture interest in the DDR Retail Portfolio during the first quarter of 2007. Investment income on the Account’s investments in marketable securities decreased by 22.9%, from $27.2 million for the three months ended June 30, 2007 to $21.0 million for the comparable period in 2008. The variance is largely due to the decline in interest rates during the second quarter of 2008 and the liquidation of the Account’s real estate related securities portfolio in June 2008.

Total real estate property level expenses and taxes for wholly-owned property investments for the three months ended June 30, 2008 increased to $118.7 million as compared to $113.1 million for the three months ended June 30, 2007. The overall change in expenses was primarily due to a 7.8% increase in operating expenses and a 4.2% increase in interest expense. The increase in real estate property level expenses is principally due to inflation, an increase in bad debt expense and an increase in interest expense. In the three months ended June 30, 2008, operating expenses and real estate taxes represented 54% and 28% of the total property level expenses, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expense in the same period of 2007 were relatively similar at 53%, 29% and 18% of total property level expenses, respectively.

The Account incurred overall Account level expenses for the three months ended June 30, 2008 of $43.4 million, which was a 27% increase from expenses of $34.1 million for the three month period ended June 30, 2007. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 5% from June 30, 2007 to June 30, 2008), increased actual administrative and distribution expenses associated with managing and distributing the Account, due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges increased to $14.2 million for the three month period ended June 30, 2008 as compared to $12.1 million for the three month period ended June 30, 2007. Total administrative and distribution expenses increased to $21.9 million for the three month period ended June 30, 2008, as compared to $15.5 million for the three month period ended June 30, 2007. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses, including costs associated with new technology investments. In addition, the direct administrative and distribution charges associated with the

Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee charges increased from $4.6 million during the three months ended June 30, 2007 to $5.2 million during the same period in 2008, due to an increase, effective May 1, 2007, in the liquidity guarantee charge deduction rate from 0.035% of annual net assets to 0.160% of annual net assets for the period May 1, 2007 to April 30, 2008 and subsequently to 0.100% of annual net assets effective May 1, 2008.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $101.1 million for the three months ended June 30, 2008, as compared to a net gain of $355.6 million for the three months ended June 30, 2007, a 128% year over year decrease. The overall decrease was driven by several factors: First, there were net realized and unrealized losses on the Account’s real estate property investments of $87.2 million for the three months ended June 30, 2008, compared to a substantial net realized and unrealized gain of $317.8 million for the three months ended June 30, 2007. Second, the Account’s interests in joint ventures and limited partnerships posted net realized and unrealized losses of $49.6 million for the three months ended June 30, 2008, which was comprised of $56.1 million of unrealized gains on the joint venture investments’ underlying mortgage loans payable and $105.7 million of unrealized losses on the joint venture underlying properties and limited partnerships. The net realized and unrealized gains of $94.6 million for the three months ended June 30, 2007, was comprised of $35.1 million of unrealized gains on the joint venture investments’ underlying mortgage loans payable and $59.5 million of unrealized gains on the joint venture underlying properties and limited partnerships. The variance in the net realized and unrealized gains and losses on the wholly-owned real estate property investments and those held in joint ventures was a reflection of the decline in value of the many of the Account’s real estate assets, the direct net effect of a weaker overall economy and substantial slowdown in commercial real estate market transactional activity, as compared to the strong capital appreciation seen in 2007. Third, the Account also posted net realized and unrealized losses on its marketable securities of $2.0 million for the three months ended June 30, 2008, which was substantially lower than the losses of $57.2 million during the same period in 2007. The lower net losses on the Account’s marketable securities in the three months ended June 30, 2008 were primarily due to the Account’s investments in REIT stocks. The REIT stock portfolio was liquidated during the second quarter of 2008. The sale was executed over several days for total proceeds of $477.4 million, and the Account recognized a cumulative net loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may determine to invest in REIT stocks in the future.

Lastly, the Account had unrealized gains on its mortgage loans payable in the amount of $39.1 million and unrealized losses on its mortgage loan receivable of $1.4 million for the three months ended June 30, 2008, as compared to net unrealized gains of approximately $66,000 and $281,000, respectively, for the three months ended June 30, 2007. The net unrealized gains or loss on mortgage loans payable and mortgage loans receivable in the current period reflected the fluctuations in the U.S. Treasury rates and commercial real estate mortgage loan spreads during the three months ended June 30, 2008 which are used as a basis to value the commercial mortgage loans on the wholly-owned real estate properties. For a mortgage loan payable, if the fair value adjustment is negative, it is posted as an unrealized gain because the total value of the mortgage loans payable by the Account has decreased; and if it is positive, it is posted as a loss because the total value of the mortgage loans payable has increased. Conversely, for a mortgage loan receivable, if the fair value adjustment is negative, it is posted as an unrealized loss because the total value of the mortgage loan receivable has decreased; and if it is positive, it is posted as a gain because the total value of the mortgage loan receivable has increased.

During the three months ended June 30, 2008, the Account also sold one apartment property investment for net proceeds of $22.8 million, and recognized a cumulative net gain of approximately $4.4 million.

Liquidity and Capital Resources

As of June 30, 2008 and 2007, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $3.2 billion and $2.8 billion, respectively. The increase in the Account’s liquid assets was due to net investment income and the liquidation of the Account’s investments in REITs during the second quarter of 2008.

In the six months ended June 30, 2008, the Account received $550.1 million in premiums and had an outflow of $979.5 million in net participant transfers to TIAA, CREF accounts and TIAA-CREF affiliated mutual funds, while, for the six months ended June 30, 2007, the Account received $607.2 million in premiums and had an inflow of $725.4 million in net participant transfers from TIAA and CREF accounts and TIAA and CREF affiliated mutual funds.

Management continues to believe that the recent net negative outflow may be a reflection of investor concerns with the downturn in the U.S. economy and turmoil in capital markets and on its net effect on commercial real estate in particular. Management cannot predict whether the net outflows will continue at the same rate, or at all, in the future. Net participant outflows could also increase over the rate seen in the first half of 2008. If net outflows were to continue at the same or a higher rate, it could have a negative impact on the Account’s returns.

The Account’s net investment income decreased from $158.6 million for the three months ended June 30, 2007 to $147.6 million for the three months ended June 30, 2008. As discussed above in the “Results of Operations” section, during the three months ended June 30, 2008, the Account liquidated its REIT stock portfolio, which represented 2.28% of the Account’s investments as of March 31, 2008, for approximately $477.4 million and the Account recognized a cumulative net loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. The sale of these REIT stocks resulted in an increased position in less volatile, high quality marketable securities, which can be readily converted to cash to honor redemptions and transfers, purchase or improve properties or cover other Account expenses. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may determine to invest in REIT stocks in the future.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s expense needs and participant redemption requests (i.e., cash withdrawals, benefits, or transfers). In the unlikely event that the Account’s liquid assets and its cash flow from operating activities and participant transactions are not sufficient to meet participant transfer or cash withdrawal requests, TIAA’s general account could purchase liquidity units in accordance with TIAA’s liquidity guarantee to the Account.

The Account, under certain conditions more fully described in the Account’s prospectus, including on page 11 of the prospectus under “Borrowing” (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account secure the loan with one or more of its properties. As of June 30, 2008, the Account’s total borrowings, including debt on investments in joint ventures, represented 19.6% of the Account’s Total Net Assets.

The Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets at the time of incurrence. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property.

Recent Transactions

The following describes property transactions by the Account in the second quarter of 2008. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Great West Industrial Portfolio–Rancho Cucamonga and Fontana, CA

As discussed above in “Investments as of June 30, 2008,” on April 4, 2008, the Account purchased one property investment which includes two industrial distribution buildings in Rancho Cucamonga and Fontana, California for approximately $117.8 million. The properties contain an aggregate of 1.37 million square feet and were 100% leased each to a single tenant at the time of purchase. The properties were built between 2004 and 2005. The two tenants are Kumho Tires (841,325 square feet) and Dorel Juvenile Group (528,440 square feet) in Rancho Cucamonga and Fontana, respectively. Rental rates average $3.96 per square foot, net of expenses, which is below the current average market rent for comparable properties. The buildings are located in the industrial submarket of Inland Empire West, which had an inventory of 243.5 million square feet and a vacancy rate of 6.6% at the time of purchase.

Sales

Royal St. George Apartments–West Palm Beach, FL

On June 26, 2008, the Account sold a residential property investment located in West Palm Beach, Florida for net sales proceeds of approximately $22.8 million. The Account purchased the property investment on December 20, 1996. The original investment in this property was $16.1 million. At the time of sale, the property had a market value of $24.4 million and a cost to date of $18.8 million according to the records of the Account.

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

Accounting Pronouncements Adopted

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements. This statement was effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account effectively adopted Statement 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value using this Statement. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement No. 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy

In accordance with FASB Statement No.157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1—Valuations using unadjusted quoted prices for assets traded in active exchange markets, such as stocks listed on the New York Stock Exchange. Level 1 includes Real Estate related Marketable Securities.

Level 2—Valuations for assets and liabilities traded in less active, dealer or broker markets. Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities. Level 2 inputs for fair value measurements are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include:

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

Examples of securities which may be held by the account and included in Level 2 include Certificate of Deposits, Commercial Paper, Government Agency Bonds and Variable Notes

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s investments and mortgage loans payable are stated at fair value. Effective January 1, 2008, in connection with the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, the Account reports all existing and plans to report all future mortgage loans payable and will continue to report these payables at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently- sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date.

The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties

Investments in real estate properties are stated at fair value, as determined in accordance with procedures approved by the Investment Committee of the TIAA Board of Trustees (“Board”) and in accordance with the responsibilities of the Board as a whole; accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account intends that the overarching principle when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

•	Buyer and seller are typically motivated;

•	Both parties are well informed or well advised, and acting in what they consider their best interests;

•	A reasonable time is allowed for exposure in the open market;

•	Payment is made in terms of cash or in terms of financial arrangements comparable thereto; and

•	The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.

Further, the Account may, at times, value properties purchased together as a portfolio as a single asset, to the extent we believe that the property will likely be sold as one portfolio. The value assigned to the portfolio as a whole may be more or less than the valuation of each property individually.

Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, the properties are valued on a quarterly cycle with an independent third party appraisal completed for each real estate property at least once a year. An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Board. Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. The independent fiduciary must approve all independent appraisers used by the Account. TIAA’s appraisal staff performs the other quarterly valuations for each real estate property and updates the property value as appropriate. The appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. The Account’s retained independent appraisers, each of whom have been approved by the independent fiduciary, to prepare the initial and subsequent annual third-party appraisals. These independent appraisers retained are always expected to be MAI-designated members (or it’s European equivalent, RICS) of the Appraisal Institute and state certified appraisers from national or regional firms with relevant property type experience and market knowledge.

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

Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account.

Income from real estate joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint venture. Income earned by the joint venture, but not yet distributed to the Account by the joint venture investment, is recorded as unrealized gains and losses on real estate joint ventures.

Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex- dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

New Accounting Pronouncements

In June 2007, the Accounting Standards Executive Committee (“ACSEC”) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. Management of the Account will continue to monitor FASB developments and will evaluate the financial reporting implications to the Account, as necessary.

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Account is currently assessing the impact that Statement No. 141(R) will have on its financial position and results of operations.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Account is currently assessing the impact that Statement No. 160 will have on its financial position and results of operations.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The Account/Fund has assessed the impact of the standard and does not anticipate any changes in the application of the Account’s accounting principles to occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2008, represented 82.51% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

•

General Real Estate Risk—The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand for certain types of properties;

•

Appraisal Risk—The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might differ substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;

•

Risk Relating to Property Sales—The risk that the Account might not be able to sell a property at a particular time for its full value, particularly in a poor market. This might make it difficult to raise cash quickly and also could lead to Account losses;

•	Risks of Borrowing—The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property or buys a property subject to a mortgage; and

•

Foreign Currency Risk—The risk that the value of the Account’s foreign investments, related debt or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

As of June 30, 2008, 17.49% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities include real estate equity securities and high-quality short-term debt instruments (i.e., commercial paper and government agency bonds). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. Note that the Account does not currently invest in derivative financial instruments.

The Account’s investments in marketable securities and mortgage loans receivable are subject to the following general risks:

•

Financial Risk—The risk, for debt securities, that the issuer will not be able to pay principal and interest when due and, for common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

•	Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment.

In addition, to the extent the Account were to hold mortgage-backed securities (including commercial mortgage-backed securities (“CMBS”), mortgage-backed securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2008. Based upon the management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal control over financial reporting. There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonable likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Account is a party, or to which the Account’s assets are subject.

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in the Account’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Form 10-K and can also be found on the following two web sites, http://www.tiaa-cref.org/prospectuses/index.html and http://www.tiaa-cref.org/about/ governance/corporate/
topics/ annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

(1)	(A)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.(7)

(3)	(A)	Charter of TIAA (as amended).(1)
	(B)	Bylaws of TIAA (as amended).(6)
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements(3), Keogh Contract,(4) Retirement Select and Retirement Select Plus Contracts and Endorsements(2) and Retirement Choice and Retirement Choice Plus Contracts.(4)

	(B)	Forms of Income-Paying Contracts.(3)
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(5)
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.(8)
(14)		Code of Ethics of TIAA.(9)
(31)*		Certificates of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
(32)*		Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

(2)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(4)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(5)	Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report on Form 10-K of the Account filed on March 15, 2006.

(6)

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006.

(7)	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008.

(8)	Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account filed on March 20, 2008.

(9)	Previously filed and incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Account filed on March 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of August, 2008.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

Date: August 14, 2008	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer