Form 10-K
period 2008-12-31
TIAA REAL ESTATE ACCOUNT
filed 2009-03-20
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Aggregate market value of voting stock held by non-affiliates: Not Applicable
Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS.

General. The TIAA Real Estate Account (the “Real Estate Account”, the “Account” or the “Registrant”) was established on February 22, 1995, as an insurance company separate account of Teachers Insurance and Annuity Association of America (“TIAA”), a New York insurance company, by resolution of TIAA’s Board of Trustees. The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees in the academic, medical, cultural and research fields. The Account commenced operations on July 3, 1995, and interests in the Account were first offered to eligible participants on October 2, 1995.

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

The Account is regulated by the State of New York Insurance Department (NYID) and the insurance departments of some other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

Investment Objective. The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account will also invest in publicly-traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover expense needs.

Investment Strategy. The Account intends to have between 75% and 85% of its assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, such as office, industrial, retail, and multi-family residential properties. The Account from time to time will also make foreign investments, which, together with foreign real estate related and foreign liquid investments, are expected to comprise no more than 25% of the Account’s total assets.

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

The Account will invest the remaining portion of its assets in liquid investments; namely, securities issued by U.S. government agencies or U.S. government sponsored entities and corporate debt securities, money market instruments, and, at times, stock of companies that do not primarily own or manage real estate. The amount the Account has invested in real estate and real estate-related investments at a given time will vary depending on its liquidity position (including the Account’s obligations to meet participant redemption requests) as well as market conditions and real estate prospects, among other factors.

There will be periods of time (such as in the fourth quarter of 2008 and in early 2009) during which the Account’s liquid investments will comprise less than 15% of its total assets, especially during and immediately following periods of significant net participant outflows. As discussed in more detail under “Liquidity Guarantee” below, and pursuant to its existing liquidity guarantee obligation, TIAA has agreed to purchase accumulation units issued by the Account in the event the Account has insufficient cash and liquid investments to ensure the ability, on its own, to fund participant transfer, redemption or withdrawal requests. This liquidity guarantee was first exercised in December 2008.

In some circumstances, the Account can increase the portion of its assets invested in debt securities or money market instruments above 25%. This could happen, for example, if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, or the Account anticipates a need to have more cash available.

The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on its liquidity position (including the Account’s obligation to meet participant redemption requests) as well as market conditions and real estate prospects, among other factors.

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Net Assets and Portfolio Investments. As of December 31, 2008, the Account’s net assets totaled approximately $11.5 billion. At December 31, 2008, the Account held a total of 108 real estate property investments (including its interests in 12 real estate-related joint ventures). As of that date, the Account also held investments in a mortgage loan receivable, representing 0.54% of Total Investments, real estate limited partnerships, representing 2.15% of Total Investments, commercial paper representing 1.84% of Total Investments, and government agency notes, representing 1.99% of Total Investments.

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

Appraisals and Valuations. The Account will rely on TIAA’s own analysis, normally along with an independent external appraisal, in connection with the purchase of a property by the Account. The Account will normally receive an independent external appraisal performed by a third party appraisal firm at or before the time it buys a real estate asset, and the Account also generally obtains an independent appraisal when it makes mortgage loans.

Subsequently, each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter. Effective with the second quarter of 2009, each of the Account’s real estate properties are appraised each quarter by an independent external state-certified (or its foreign equivalent) appraiser (which we refer to in this Form 10-K as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each quarterly appraisal of each real estate property, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. See “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations—Critical Accounting Policies” in this Form 10-K for more information on how each class of the Account’s investments are valued.

Liquidity Guarantee. The TIAA General Account provides the Account with a liquidity guarantee enabling the Account to have funds available to meet participant redemption, transfer or cash withdrawal requests. If the Account cannot fund participant requests from the Account’s own cash flow and liquid investments, the TIAA General Account will fund them by purchasing accumulation units issued by the Account (any accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that participants can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants.

Importantly, however, this liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. The Account pays TIAA for the liquidity guarantee through a daily deduction from the Account’s net assets. As a result of significant net participant transfers throughout 2008 (in particular, in the second half of 2008), and pursuant to this liquidity guarantee obligation, the TIAA general account purchased an aggregate of $155.6 million of accumulation units issued by the Account on December 24, 2008. Subsequent to December 24, 2008, and through March 18, 2009, the TIAA general account has purchased an additional $787.0 million in the aggregate of accumulation units in a number of separate transactions. As of the date of filing this Form 10-K, no accumulation units have been redeemed by TIAA. As of the date of this Form 10-K, management cannot predict the extent to which future accumulation unit purchases will be required under this liquidity guarantee, nor can management predict when such liquidity units will be redeemed in part, or in full. Please refer to the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations” for full disclosure surrounding the liquidity guarantee.

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE 96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. Real Estate Research Corporation, a real estate consulting firm whose principal offices are located in Chicago, Illinois, was appointed as independent fiduciary effective March 1, 2006 (which appointment was renewed in December 2008) and currently serves as the Account’s independent fiduciary. The independent fiduciary’s responsibilities include:

•	reviewing and approving the Account’s investment guidelines and monitoring whether the Account’s investments comply with those guidelines;

•	reviewing and approving valuation procedures for the Account’s properties;

•

approving adjustments to any property valuations that change the value of the property or the Account as a whole above or below certain prescribed levels, or that are made within three months of the annual independent appraisal;

•	reviewing and approving how the Account values accumulation and annuity units;

•	approving the appointment of all independent appraisers;

•	reviewing the purchase and sale of units by TIAA to ensure that the Account uses the correct unit values; and

•

requiring appraisals besides those normally conducted, if the independent fiduciary believes that any of the properties have changed materially, or that an additional appraisal is necessary to ensure the Account has correctly valued a property.

In addition, the independent fiduciary has certain responsibilities with respect to the Account that it had historically undertaken or is currently undertaking with respect to TIAA’s purchase and ownership of liquidity units, including among other things, reviewing the purchases and redemption of liquidity units by TIAA to ensure the Account uses the correct unit values. In addition, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

•	establishing the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”) and creating a method for changing the trigger point;

•	approving any adjustment of TIAA’s ownership interest in the Account and, in its discretion, requiring an adjustment if TIAA’s ownership of liquidity units reaches the trigger point; and

•

once the trigger point has been reached, participating in a program, if any, to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. If the independent fiduciary were to determine that TIAA’s ownership should be reduced following the trigger point, its role in participating in any asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines, and (iii) approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of liquidity units.

As of the date of this Form 10-K, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2008, TIAA owned 1.4% of the outstanding accumulation units of the Account and as of March 18, 2009, TIAA owned 8.7% of the outstanding accumulation units of the Account.

Available Information. The Account’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org. Information contained on this website is expressly not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

The value of an investment in the Account will fluctuate based on the value of the Account’s assets and the income the assets generate. Participants may lose money by investing in the Account. The value of an investment in the Account will fluctuate based on the value of the Account’s assets, the income the assets generate and the Account’s expenses. There is risk associated with an investor attempting to “time” an investment in the Account’s units, or effecting a redemption of an investor’s units. The Account’s assets and income can be affected by many factors, and participants should consider the specific risks presented below before investing in the Account. Please refer to the section entitled “Statements Regarding Forward-Looking Information,” which is contained in the section entitled “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”

RISKS ASSOCIATED WITH REAL ESTATE INVESTING

General Risks of Acquiring and Owning Real Property: As referenced elsewhere in this annual report, the substantial majority of the Account’s net assets are comprised of direct ownership interests in real estate. As such, the Account is particularly subject to the risks inherent in acquiring and owning real property, including in particular the following:

•	Adverse Global and Domestic Economic Conditions. The economic conditions in the markets where the Account’s properties are located may be adversely impacted by factors which include:

•

adverse domestic or global economic conditions, particularly in the event of a deep recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending;

•	a weak market for real estate generally and/or in specific locations where the Account may own property;

•	the availability of financing;

•	an oversupply of, or a reduced demand for, certain types of real estate properties;

•	business closings, industry or sector slowdowns, employment losses and related factors;

•	natural disasters, terrorist attacks and/or other man-made events; and

•	decline in population or shifting demographics.

The incidence of some or all of these factors could reduce occupancy, rental rates and the market value of the Account’s real properties or interests in investment vehicles (such as limited partnerships) which directly hold real properties.

•

Concentration Risk. The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Further, while the Account seeks diversification across its four primary property types: office, industrial, retail and multi-family residential properties, the Account may experience periods where it has a concentration in one property type, increasing the potential exposure if there were to be an oversupply of, or a reduced demand for, certain types of real estate properties in the markets in which the Account operates. Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. If any or all of these events occur, the Account’s income and performance may be adversely impacted disproportionately by deteriorating economic conditions in those areas or industry sectors in which the Account’s investments are concentrated. Also, the Account could experience a more rapid negative change in the value of its real estate investments than would be the case if its real estate investments were more diversified.

•

Leasing Risk. A number of factors could cause the Account’s rental income, a key source of the Account’s revenue and investment return, to decline, which would adversely impact the Account’s results and investment returns. These factors include:

•

A property may be unable to attract new tenants or retain existing tenants. This situation could be exacerbated if a concentration of lease expirations occurred during any one time period or multiple tenants exercise early termination at the same time.

•

The financial condition of our tenants may be adversely impacted, particularly in a prolonged economic downturn. The Account could lose revenue if tenants do not pay rent when contractually obligated, request some form of rent relief and/or default under a lease at one of the Account’s properties. Such a default could occur if a tenant declared bankruptcy, suffered from a lack of liquidity, failed to continue to operate its business or for other reasons. In the event of any such default, we may experience a delay in, or an inability to effect, the enforcement of our rights against that tenant, particularly if that tenant filed for bankruptcy protection. Further, any disputes with tenants could involve costly and time consuming litigation.

•

In the event a tenant vacates its space at one of the Account’s properties, whether as a result of a default, the expiration of the lease term, rejection of the lease in bankruptcy or otherwise, given current market conditions, we may not be able to re-lease the vacant space either (i) for as much as the rent payable under the previous lease or (ii) not at all. Also, we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs, while still being obligated for any mortgage payments, real estate taxes and other expenditures related to the property.

•

In some instances, our properties may be specifically suited to and/or outfitted for the particular needs of a certain tenant based on the type of business the tenant operates. For example, many companies desire space with an open floor plan. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the floor plan limits the types of businesses that can use the space without major renovation, which may require us to incur substantial expense in re-planning the space.

•

The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including variations in rental revenues due to customary “percentage rent” clauses which may be in place for retail tenants and the insolvency and/or closing of an anchor tenant.

Many times, anchor tenants will be ‘big box’ stores and other large retailers that can be particularly adversely impacted by a global recession and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, the leases may allow other tenants in a retail property to terminate their leases, reduce or withhold rental payments. The insolvency and/or closing of an anchor tenant may also cause such tenants to fail to renew their leases at expiration.

•

Competition. The Account may face competition for real estate investments from multiple sources, including individuals, corporations, insurance companies or other insurance company separate accounts, real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. Some of these competitors may have similar financial and other resources as the Account, and/or they may have investment strategies and policies (including the ability to incur significantly more leverage than the Account) that allow them to compete more aggressively for real estate investment opportunities, which could result in the Account paying higher prices for investments, experiencing delays in acquiring investments or failing to consummate such purchases. Any resulting delays in the acquisition of investments, or the failure to consummate acquisitions the Account deems desirable, may increase the Account’s costs or otherwise adversely affect the Account’s investment results.

In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located, more suitable for tenants than our properties or have owners who may compete more aggressively for tenants, resulting in a competitive advantage for these other properties. We may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, limit our ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, maintenance and insurance costs that are not reimbursed by tenants increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations.

•

Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account cannot assure participants that there will not be further terrorist attacks against the United States, U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore your investment return.

General Risks of Selling Real Estate Investments: Among the risks of selling real estate investments are:

•	The sale price of an Account property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account.

•

Due to the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets and the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons, the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net participant outflows) and also could lead to Account losses.

•	The Account may need to provide financing to a purchaser if no cash buyers are available.

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

Valuation and Appraisal Risks: Investments in the Account’s assets are stated at fair value which is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Recent disruptions in the macroeconomy, real estate markets and the credit markets have led to a significant decline in transaction activity in a number of markets and sectors and the lack of observable transaction data may have made it more difficult for an appraisal to determine the fair value of the Account’s real estate.

Further, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the interim period between the appraisals in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

If the appraised values of the Account’s properties as a whole are too high, those participants who purchased accumulation units prior to (i) a downward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a lower price than the appraised value will be credited with less of an interest than if the value had previously been adjusted downward. Also, those participants who redeem during any such period will receive more than their pro rata share of the value of the Account’s assets, to the detriment of other non-redeeming participants. If the appraised values of the Account’s properties as a whole are too low, those participants who redeem prior to (i) an upward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a higher price than the appraised value will receive less than their pro rata share of the value of the Account’s assets, and those participants who purchase units during any such period will have purchased more than their pro rata share of the value of the Account’s assets.

Investment Risk Associated with Participant Transactions: The amount the Account has available to invest in new properties and other real estate related assets will depend, in large part, on the level of net participant transfers into or out of the Account, as well as participant premiums into the Account. As noted elsewhere in this annual report, the Account intends to hold between 15 and 25 percent of its assets in investments other than real estate, primarily comprised of liquid investments. These liquid assets are intended to be available to purchase real estate properties in accordance with the Account’s investment objective and strategy and to meet the Account’s expense needs and participant redemption requests. During 2008 (and in particular, the second half of 2008), the Account experienced significant net participant transfers out of the Account. Due in large part to this activity, the Account’s liquid assets as of December 31, 2008 declined to approximately 4.0% of the Account’s total investments and the TIAA general account’s liquidity guarantee was initially executed in December 2008. See “Liquidity Guarantee” in Item 1 of this Annual Report above.

If the amount of net participant transfers out of the Account were to continue, particularly at a rate similar to 2008, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Management cannot predict with precision whether the level of net participant transfers will stabilize in the near term. Additionally, even if net transfers out of the Account ceased for a period of time, there is no guarantee that redemption activity would not increase again, in a significant and rapid manner.

Risks of Borrowing: The Account acquires some of its properties subject to existing financing or by borrowing new funds at the time of purchase, and may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. The Account may incur indebtedness, in the aggregate, either directly or through its joint venture investments, an amount up to 30% of the Account’s total net assets (measured at the time of incurrence), and the Account may borrow up to 70% of the then-current value of a particular property. Among the risks of borrowing money and investing in a property subject to a mortgage are:

•

Regardless of the quality of the Account’s property for which financing or refinancing is sought, general economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Account’s access to financing necessary to make profitable real estate investments. The Account’s failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account.

•

The Account may be unable to make its loan payments, which could result in a default on its loan. The lender then could foreclose on the underlying property and the Account would lose the value of its investment in the foreclosed property.

•

If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property and the Account could lose the value of its investment in that property.

•

If the Account takes out variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-market rates for a significant period of time. Any hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility.

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

Environmental Risks: The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and was not responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required cleanup relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets.

Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them, and, depending on the insurance which the Account has on its properties, may be subject to aggregate caps on proceeds. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Further, the Account may not have sufficient access to external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant.

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

•

Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, higher interest rates, or overbuilding in the area), the property may not operate at the income and expense levels first projected or may not be developed in the way originally planned or at all.

Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks.

•	The co-venturer may have interests or goals inconsistent with those of the Account, including during times when a co-venturer may be experiencing financial difficulty.

•

The co-venturer may be unable to fulfill its obligations (such as to fund its pro rata share of committed capital, expenditures or guarantee obligations of the venture) during the term of such agreement or may become insolvent or bankrupt, any of which could expose the Account to greater liabilities than expected and frustrate the investment objective of the venture.

•

If a co-venturer does not follow the Account’s instructions or adhere to the Account’s policies, the jointly owned properties, and consequently the Account, might be exposed to greater liabilities than expected.

•

The Account may have limited rights with respect to the underlying property pursuant to the terms of the joint venture, including the right to operate, manage or dispose of a property, and a co-venturer could have approval rights over the sale of the underlying property.

•	A co-venturer can make it harder for the Account to transfer its equity interest in the venture to a third party, which could adversely impact the valuation of the Account’s interest in the venture.

Risks with Purchase-Leaseback Transactions: To the extent the Account invested in a purchase leaseback transaction, the major risk is that the third party lessee will be unable to make required payments to the Account. If the leaseback interest is subordinate to other interests in the real property, such as a first mortgage or other lien, the risk to the Account increases because the lessee may have to pay the senior lienholder to prevent foreclosure before it pays the Account. If the lessee defaults or the leaseback is terminated prematurely, the Account might not recover its investment unless the property is sold or leased on favorable terms.

RISKS OF MAKING MORTGAGE LOAN INVESTMENTS

The Account’s investment strategy includes, to a limited extent, investments in mortgage loans (i.e., the Account serving as lender):

•	General Risks of Mortgage Loans: The Account will be subject to the risks inherent in making mortgage loans, including:

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

•	Risks of Participations: To the extent the Account invested in a participating mortgage, the following additional risks would apply:

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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (“REIT”) SECURITIES

Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.

In addition, REITs are tax regulated entities established to invest in real estate-related assets. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. As a result, REITs are subject to tax risk in continuing to qualify as a REIT.

RISKS OF MORTGAGE-BACKED SECURITIES

The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper the Account’s ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors.

Importantly, the market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally (such as has recently been the case) may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.

CONFLICTS OF INTEREST WITHIN TIAA

TIAA and its affiliates (including Teachers Advisors, Inc., its wholly owned subsidiary and a registered investment adviser) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

The Account invests in securities issued by U.S. government agencies and U.S. government sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account invests in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets, such as has recently been the case. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity generally may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Further, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded, and hamper the value or the liquidity of these securities.

RISKS OF LIQUID INVESTMENTS

The Account’s investments in marketable securities and mortgage loans receivable are subject to the following general risks:

•

Financial Risk —The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Risk —The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

•	Interest Rate Volatility —The risk that interest rate volatility may affect the Account’s current income from an investment.

•

Deposit / Money Market Risk —The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts can suffer losses.

Further, to the extent that a significant portion of the Account’s net assets at any particular time are comprised of cash, cash equivalents and marketable securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate related investments.

RISKS OF FOREIGN INVESTMENTS

In addition to other investment risks noted above, foreign investments present the following special risks:

•

The value of foreign investments or rental income can increase or decrease due to changes in currency rates, currency exchange control regulations, possible expropriation or confiscatory taxation, political, social, and economic developments and foreign regulations.

•	Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.

•

It may be more difficult to obtain and collect a judgment on foreign investments than on domestic investments, and the costs associated with contesting claims relating to foreign investments may exceed those costs associated with a similar claim on domestic investments.

•

The Account may invest from time to time in securities issued by (1) entities domiciled in foreign countries, (2) domestic affiliates of such entities and/or (3) foreign domiciled affiliates of domestic entities. Such investments could be subject to the risks associated with investments subject to foreign regulation, including political unrest or the repatriation or nationalization of the issuer’s assets. These events could depress the value of such securities and/or make such securities harder to sell on favorable terms, if at all.

•	The Account may, but is not required to, seek to hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful.

NO OPPORTUNITY FOR PRIOR REVIEW OF PURCHASE

Investors do not have the opportunity to evaluate the economic or financial merit of the purchase of a property or other investment before the Account completes the purchase, so investors will need to rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objective and pursue specific investments in accordance with any such amended investment objective without the consent of the Account’s investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2008. The Account’s property investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain property investments are comprised of a portfolio of properties.

Property	Location	Year Built(1)	Year Purchased(2)	Rentable Area (Sq. ft.)(3)	Percent Leased	Annual Average Base Rent Per Leased Sq. Ft.(4)	Market Value(5)

OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, DC	1987	2004	756,603	100%	$38.81	$550,756,966	(6)
Four Oaks Place	Houston, TX	1983	2004	1,754,334	97%	18.96	438,000,000	(6)
Fourth & Madison(7)	Seattle, WA	2002	2004	845,533	98%	29.59	407,500,000	(6)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	99%	32.50	386,600,000	(6)
780 Third Avenue	New York, NY	1984	1999	487,566	90%	51.70	341,000,000
99 High Street	Boston, MA	1971	2005	731,204	91%	30.40	320,107,068	(6)
The Newbry	Boston, MA	1940- 1961(9)	2006	607,424	90%	38.35	315,600,000
Lincoln Centre	Dallas, TX	1984	2005	1,638,132	86%	17.21	269,000,000	(6)
701 Brickell	Miami, FL	1986(11)	2002	675,424	98%	32.85	255,000,000	(6)
1900 K Street	Washington, DC	1996	2004	339,060	100%	44.44	245,000,000
Yahoo! Center(10)	Santa Monica, CA	1984	2004	1,087,954	86%	39.18	239,747,953
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	391,442	100%	47.29	232,801,862	(6)(8)
275 Battery(12)	San Francisco, CA	1988	2005	472,261	92%	36.69	220,025,358

Property	Location	Year Built(1)	Year Purchased(2)	Rentable Area (Sq. ft.)(3)	Percent Leased	Annual Average Base Rent Per Leased Sq. Ft.(4)	Market Value(5)

Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	264,287	98%	44.69	213,783,319	(6)
Mellon Financial Center at One Boston Place(13)	Boston, MA	1970(11)	2002	788,364	98%	45.99	212,083,264
1401 H Street NW	Washington, D.C.	1992	2006	350,635	100%	33.42	194,600,000	(6)
Ten & Twenty Westport Road	Wilton, CT	1974(11); 2001	2001	538,840	100%	29.93	174,400,000
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	97%	14.81	162,192,911
980 9th Street and 1010 8th Street(14)	Sacramento, CA	1992	2005	455,606	92%	26.37	151,600,000
Urban Centre	Tampa, FL	1984, 1987	2005	547,979	89%	22.40	113,274,489
Treat Towers(15)	Walnut Creek, CA	1999	2003	367,313	83%	23.78	105,074,348
Pacific Plaza	San Diego, CA	2000, 2002	2007	215,758	63%	22.23	104,969,706	(6)
Inverness Center	Birmingham, AL	1980-1985	2005	903,857	99%	12.09	102,891,256
88 Kearny Street	San Francisco, CA	1986	1999	228,358	83%	40.40	99,815,000
Morris Corporate Center III	Parsippany, NJ	1990	2000	526,052	81%	20.51	94,955,176
The Ellipse at Ballston	Arlington, VA	1989	2006	194,914	98%	32.75	84,018,202
Prominence in Buckhead(15)	Atlanta, GA	1999	2003	423,916	95%	28.69	78,209,416
Oak Brook Regency Towers	Oakbrook, IL	1977(11)	2002	402,318	83%	13.44	75,936,788
Parkview Plaza	Oakbrook, IL	1990	1997	264,461	100%	16.63	65,846,414
The North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	350,000	89%	11.01	64,397,949
Camelback Center	Phoenix, AZ	2001	2007	231,345	94%	22.94	58,000,000
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	100%	36.86	57,000,000
West Lake North Business Park	Westlake Village, CA	2000	2004	198,558	88%	22.55	54,424,547
One Virginia Square	Arlington, VA	1999	2004	116,077	100%	38.43	51,796,610
Capitol Place	Sacramento, CA	1988(11)	2003	161,051	97%	28.87	50,000,000
The Pointe on Tampa Bay	Tampa, FL	1982(11)	2002	250,357	97%	23.08	49,700,000
Centerside I	San Diego, CA	1982	2004	202,913	60%	18.31	46,400,000
Wellpoint	Westlake Village, CA	1986 1998	2006	181,000	100%	16.04	46,000,000
3 Hutton Centre	Santa Ana, CA	1985(11)	2003	197,819	52%	13.89	45,709,764
4200 West Cypress Street	Tampa, FL	1989	2003	219,815	100%	23.61	41,568,436
Park Place on Turtle Creek	Dallas, TX	1986	2006	177,169	87%	21.06	40,094,406
Preston Sherry Plaza	Dallas, TX	1986	2007	147,008	89%	22.43	38,400,000	(6)
Tysons Executive Plaza II(16)	McLean, VA	1988	2000	257,740	86%	25.93	36,047,976
Needham Corporate Center	Needham, MA	1987	2001	138,259	89%	21.04	32,493,814
Creeksides at Centerpoint	Kent, WA	1985	2006	218,712	67%	10.41	27,200,000

Subtotal—Office Properties					92%		$6,994,022,998

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio(16)	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	78%	$3.29	$278,000,000	(6)

Property	Location	Year Built(1)	Year Purchased(2)	Rentable Area (Sq. ft.)(3)	Percent Leased	Annual Average Base Rent Per Leased Sq. Ft.(4)	Market Value(5)

Dallas Industrial Portfolio(18) (19)	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	91%	2.68	141,328,444
Southern California RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	91%	5.67	107,218,320
Rancho Cucamonga Industrial Portfolio(20)	Rancho Cucamonga, CA	2000-2002	2000; 2001; 2002; 2004	1,490,235	62%	2.13	102,300,000
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	83%	5.66	101,296,137
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,369,645	100%	2.63	93,600,000
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	99%	3.90	81,034,580
Chicago Industrial Portfolio(19)	Chicago and Joliet, IL	1997-2000	1998;2000	1,427,699	97%	4.07	78,022,333
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	100%	3.32	69,000,000
IDI National Portfolio(21)	Various, U.S.	1999-2004	2004	3,655,671	95%	3.08	67,730,752
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	4.15	67,000,000
Chicago CALEast Industrial Portfolio(22)	Chicago, IL	1974-2005	2003	1,145,152	100%	3.75	63,931,502
Northern California RA Industrial Portfolio(19)	Oakland, CA	1981	2004	657,602	78%	3.70	63,456,497
Atlanta Industrial Portfolio(19)	Lawrenceville, GA	1996-1999	2000	1,295,440	97%	2.73	54,001,468
New Jersey CALEast Industrial Portfolio	Cranbury, NJ	1982-1989	2003	807,773	100%	4.05	49,000,000
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	53%	1.58	43,872,143
GE Appliance East Coast Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	2.82	40,500,000
Pinnacle Industrial/DFW Trade Center	Grapevine. TX	2003, 2004, 2006	2006	899,200	100%	3.04	38,732,826
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,000	75%	4.42	30,793,863
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	88%	5.08	29,000,000
Broadlands Business Park	Elkton, MD	2006	2006	756,600	100%	2.85	27,519,795
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	4.65	24,100,000
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	2.60	22,700,000
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	0%	—	18,300,000
Airways Distribution Center	Memphis, TN	2005	2006	556,600	100%	2.42	17,400,000
UPS Distribution Facility	Fernley, NV	1998	1998	256,000	100%	3.90	12,100,000

Subtotal—Industrial Properties					89%		$1,721,938,660

RETAIL PROPERTIES
DDR Joint Venture(23)	Various	Various	2007	16,183,158	92%	$10.99	$712,773,185
The Florida Mall(25)	Orlando, FL	1986(11)	2002	919,826(25)	99%	42.57	281,940,801
Printemps de l’Homme	Paris, FR	1930	2007	142,363	100%	87.19	247,620,812	(8)

Property	Location	Year Built(1)	Year Purchased(2)	Rentable Area (Sq. ft.)(3)	Percent Leased	Annual Average Base Rent Per Leased Sq. Ft.(4)	Market Value(5)

Florida Retail Portfolio(26)	Various, FL	1974-2005	2006	1,289,825	91%	14.43	196,201,961
Miami International Mall(24)	Miami, FL	1982(11)	2002	296,746(25)	97%	37.59	105,311,660
Westwood Marketplace	Los Angeles, CA	1950(11)	2002	202,201	100%	29.93	95,100,000
Marketfair	West Windsor, NJ	1987	2006	233,000	96%	22.09	90,759,463
Mazza Gallerie	Washington, DC	1975	2004	293,935	99%	16.90	83,000,375
West Town Mall(24)	Knoxville, TN	1972(11)	2002	759,447(25)	96%	22.30	73,968,649
Publix at Weston Commons	Weston, FL	2005	2006	126,922	100%	24.88	50,987,272	(6)
South Frisco Village	Frisco, TX	2002	2006	227,175	97%	11.42	36,300,000	(6)
Plainsboro Plaza	Plainsboro, NJ	1987	2005	206,503	77%	10.87	33,500,000
The Market at Southpark	Littleton, CO	1988	2004	190,104	93%	10.93	29,000,000
Champlin Marketplace	Champlin, MN	1998-99, 2005	2007	88,577	98%	12.87	17,100,540
Suncrest Village	Orlando, FL	1987	2005	93,358	88%	10.54	15,800,000
Plantation Grove	Ocoee, FL	1995	1995	73,655	91%	10.15	11,950,000

Subtotal—Retail Properties					90%		$2,081,314,718

RESIDENTIAL PROPERTIES(27)
Houston Apartment Portfolio(28)	Houston, TX	1984-2004	2006	NA	97%	NA	$267,468,206
Palomino Park Apartments	Denver, CO	1996-2001	2005	NA	91%	NA	173,000,000
The Colorado	New York, NY	1987	1999	NA	98%	NA	153,005,837	(6)
Kierland Apartment Portfolio(29)	Scottsdale, AZ	1996-2000	2006	NA	95%	NA	146,829,953
Phoenix Apartment Portfolio(30)	Greater Phoenix Area, AZ	1995-1998	2006	NA	94%	NA	129,244,134
The Legacy at Westwood Apartments	Los Angeles, CA	2001	2002	NA	91%	NA	89,224,157	(6)
Ashford Meadows Apartments	Herndon, VA	1998	2000	NA	93%	NA	79,318,923
Larkspur Courts	Larkspur, CA	1991	1999	NA	97%	NA	71,500,000
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	NA	96%	NA	62,155,159
The Caruth	Dallas, TX	1999	2005	NA	93%	NA	61,348,871	(6)
Regents Court Apartments	San Diego, CA	2001	2002	NA	94%	NA	59,000,000	(6)
1050 Lenox Park	Atlanta, GA	2001	2005	NA	95%	NA	57,550,000
The Reserve at Sugarloaf	Duluth, GA	2000	2005	NA	93%	NA	44,900,000	(6)
The Lodge at Willow Creek	Denver, CO	1997	1997	NA	92%	NA	40,000,000
The Maroneal	Houston, TX	1998	2005	NA	95%	NA	38,455,941
Glenridge Walk	Atlanta, GA	1996, 2001	2005	NA	97%	NA	37,575,000
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	NA	94%	NA	32,025,201
Westcreek Apartments	Westlake Village, CA	1988	1997	NA	92%	NA	31,500,000
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	NA	98%	NA	21,810,474
The Fairways of Carolina	Margate, FL	1993	2001	NA	96%	NA	20,941,940

Subtotal—Residential Properties					95%		$1,616,853,796

Property	Location	Year Built(1)	Year Purchased(2)	Rentable Area (Sq. ft.)(3)	Percent Leased	Annual Average Base Rent Per Leased Sq. Ft.(4)	Market Value(5)

OTHER COMMERCIAL PROPERTIES
Storage Portfolio I(31)	Various, U.S.	1972-1990	2003	2,295,410	83%	$12.82	$67,620,954

Subtotal—Commercial Properties							$10,864,897,330

Total—All Properties					93%		$12,481,751,126

(1)	Properties with multiple years built include multiple buildings that opened on different dates.

(2)	Properties with multiple years purchased include multiple buildings that were purchased on various dates.

(3)	The square footage is an approximate measure and is subject to periodic remeasurement.

(4)	Based on total contractual rent for leases existing as of December 31, 2008. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(5)	Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(6)	Market value shown represents the Account’s interest gross of debt.

(7)	Formerly known as “IDX Tower”.

(8)

1 & 7 Westferry Circus is located in the United Kingdom, and the market value reflects the Account’s interest gross of debt. Printemps de l’Homme is located in France. The market value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2008.

(9)	This property was renovated in 2004 and 2006.

(10)

Formerly known as “Colorado Center” this property held in 50%/50% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(11)	Undergone extensive renovations since original construction.

(12)	Formerly known as “Embarcadero Center West”

(13)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in joint venture.

(14)	Formerly known as “U.S. Bank Plaza.”

(15)	This investment property is held in a 75%/25% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture.

(16)	This investment property is held in a 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.

(17)

The Ontario Industrial Portfolio contains six investment properties, including one portfolio which consists of 1.1 million square feet located in Mira Loma, California. As of 1/30/07, 1900 South Burgandy Place was added to the Ontario Industrial Portfolio.

(18)	The Dallas Industrial Portfolio contains ten warehouse distribution properties located in Dallas and Coppell, Texas.

(19)	A portion of this portfolio was sold on 6/27/07.

(20)	Formerly known as “Cabot Industrial Portfolio”. As of 1/31/07 the Weber Distribution property was consolidated into the existing Rancho Cucamonga Industrial Portfolio.

(21)	Property held in 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(22)	A portion of this portfolio was sold on 6/27/07 and 11/7/08.

(23)

This investment property consists of 65 properties located in 13 states are held in a 85%/15% joint venture with Developers Diversified Realty Corporation. Market Value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(24)	This investment property is held in a 50%/50% joint venture with the Simon Property Group. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(25)	Reflects the square footage owned by the joint venture.

(26)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Market value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains seven neighborhood and/or community shopping centers located in Ft. Lauderdale, Miami, Orlando and Tampa, Florida areas.

(27)	For the average unit size and annual average rent per unit for each residential property, see “Residential Properties” below.

(28)	The Houston Apartment Portfolio contains 11 properties that are a mix of two and three-story luxury garden style apartments and are located in Houston, Texas.

(29)	The Kierland Apartment Portfolio contains three properties that are a mix of two and three-story luxury garden style apartments and are located in Scottsdale, Arizona.

(30)	The Phoenix Apartment Portfolio contains four properties that are a mix of two and three-story luxury garden style apartments and are located in the greater Phoenix area in Arizona.

(31)	Property held in 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

At December 31, 2008, the Account held 87 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twelve of these property investments were held through joint ventures, and 27 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of: 45 office properties containing approximately 21 million square feet located in 14 states, the District of Columbia and the United Kingdom; 26 industrial properties containing approximately 31 million square feet located in 11 states, including a 60% interest in a portfolio of industrial properties located throughout the United States; and 16 retail properties containing approximately 21 million square feet located in eight states, the District of Columbia, and Paris, France. One of the retail property investments is an 85% interest in a portfolio containing 65 individual retail shopping centers located throughout the East and Southeast states. In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.3 million square feet.

As of December 31, 2008, the weighted average overall occupancy rate of the Account’s commercial real estate portfolio was 91%. On a weighted average basis, the Account’s office properties were 92% leased, industrial properties were 89% leased, retail properties were 90% leased, and the storage portfolio was 83% leased.

Major Tenants: The following tables list the Account’s major commercial tenants based on the total space they occupied as of December 31, 2008, in the Account’s properties.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area Of Acccount’s Non-Residential Properties

Deloitte & Touche	515,969	2.5%	0.7%
Mellon (Boston Co)	476,078	2.3%	0.7%
BHP Petroleum	463,734	2.2%	0.6%
Southern Company Services, Inc	456,235	2.2%	0.6%
Yahoo!	448,147	2.2%	0.6%
Microsoft	361,528	1.7%	0.5%
Crowell & Moring	320,539	1.5%	0.4%
ATMOS Energy	312,238	1.5%	0.4%
IDX Systems	309,278	1.5%	0.4%
Pearson	225,299	1.1%	0.3%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area Of Acccount’s Non-Residential Properties

Walmart	1,099,112	3.5%	1.5%
General Electric	1,004,000	3.2%	1.4%
Priority Fulfillment	993,120	3.2%	1.4%
Regal West	968,535	3.1%	1.3%
Kumho Tire	841,325	2.7%	1.1%
First Quality	800,000	2.6%	1.1%
Michelin (TNT)	756,600	2.4%	1.0%
Hewlett-Packard	708,532	2.3%	1.0%
Del Monte	689,660	2.2%	0.9%
RR Donnelley	659,157	2.1%	0.9%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area Of Acccount’s Non-Residential Properties

Walmart	944,437	4.4%	1.3%
Kohl’s	609,529	2.9%	0.8%
Ross	565,509	2.7%	0.8%
Publix Super Markets	565,187	2.7%	0.8%
Dick’s Sporting Goods	522,486	2.4%	0.7%
PetSmart	496,595	2.3%	0.7%
Michael’s	474,759	2.2%	0.6%
Bed, Bath & Beyond	455,510	2.1%	0.6%
Old Navy	371,780	1.7%	0.5%
Best Buy	305,995	1.4%	0.4%

The following charts provide lease expiration information for the Account’s commercial properties, categorized by property type as of December 31, 2008. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Office Square Feet Represented by Expiring Leases

2009	1,839,941	8.8%
2010	2,486,945	11.9%
2011	2,650,295	12.7%
2012	1,696,029	8.1%
2013	2,107,345	10.1%
2014 and thereafter	8,320,137	40.0%

Total	19,100,692	91.6%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Industrial Square Feet Represented by Expiring Leases

2009	4,143,234	13.4%
2010	4,458,557	14.4%
2011	4,333,139	14.0%
2012	1,755,195	5.7%
2013	4,744,226	15.3%
2014 and thereafter	8,164,865	26.3%

Total	27,599,216	89.1%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Retail Square Feet Represented by Expiring Leases

2009	1,174,989	5.5%
2010	1,828,509	8.6%
2011	2,191,075	10.3%
2012	2,361,586	11.1%
2013	2,335,086	10.9%
2014 and thereafter	9,304,020	43.6%

Total	19,195,265	90.0%

Residential Properties

The Account’s residential property portfolio currently consists of 20 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 10,300 units located in nine states and has a 95% average occupancy rate as of December 31, 2008. One of the residential properties in the portfolio is subject to a mortgage. The complexes generally contain one- to three-bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2008.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Portfolio(1)	Houston, TX	2,295	1,063	$1,304
Palomino Park	Highlands Ranch, CO	1,184	1,095	1,180
Phoenix Apartment Portfolio(1)	Greater Phoenix Area, AZ	1,176	995	1,101
Kierland Apartment Portfolio(1)	Scottsdale, AZ	1,000	1,047	1,272
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	906	1,147
Ashford Meadows	Herndon, VA	440	1,057	1,512
1050 Lenox Park	Atlanta, GA	407	1,030	1,355
The Caruth Apartments	Dallas, TX	338	1,168	1,715
The Reserve at Sugarloaf	Duluth, GA	333	1,220	1,182
The Lodge at Willow Creek	Denver, CO	316	996	1,067
Maroneal	Houston, TX	309	928	1,312
Glenridge Walk	Sandy Springs, GA	296	1,146	1,375
The Colorado	New York, NY	256	617	3,051
Regents Court	San Diego, CA	251	884	1,747
Larkspur Courts Apartments	Larkspur, CA	248	1,001	2,262
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	1,272
The Fairways at Carolina	Margate, FL	208	1,026	1,124
Quiet Waters at Coquina	Deerfield Beach, FL	200	1,048	1,173
Legacy at Westwood	Los Angeles, CA	187	1,181	3,727
Westcreek Apartments	Westlake Village, CA	126	951	1,882

(1)	Represents a portfolio containing multiple properties.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2008 to December 31, 2008, the high and low accumulation unit values for the Account were $314.978 and $267.348, respectively. For the period January 1, 2007 to December 31, 2007, the high and low accumulation unit values for the Account were $311.414 and $273.586, respectively.

Approximate Number of Holders. The approximate number of Account contract owners at December 31, 2008 was 1,060,000.

Dividends. Not applicable.

(b) Use of Proceeds: Not applicable.

(c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this Form 10-K (amounts in thousands).

	Years Ended December 31,
	2008	2007	2006	2005	2004
Investment income:
Real estate income, net	$500,434	$529,412	$444,783	$340,090	239,430
Income from real estate joint ventures and limited partnerships	116,889	93,724	60,789	71,826	71,390
Dividends and interest	81,523	141,914	135,407	70,999	27,509

Total investment income	698,846	765,050	640,979	482,915	338,329
Expenses	153,040	140,294	83,449	56,100	36,728

Investment income, net	545,806	624,756	557,530	426,815	301,601
Net realized and unrealized (loss) gain on investments and mortgage loans payable	(2,513,024)	1,438,435	1,056,671	765,970	414,580

Net (decrease) increase in net assets resulting from operations	(1,967,218)	2,063,191	1,614,201	1,192,785	716,181
Participant transactions	(4,184,395)	1,464,653	1,969,781	2,110,376	1,735,947

Net (decrease) increase in net assets	$(6,151,613)	$3,527,844	$3,583,982	$3,303,161	$2,452,128

	Years Ended December 31,
	2008	2007	2006	2005	2004
Total assets	$13,576,954	$19,232,767	$15,759,961	$11,685,426	$7,843,980
Total liabilities	2,068,030	1,572,230	1,627,268	1,136,715	598,430

Total net assets	$11,508,924	$17,660,537	$14,132,693	$10,548,711	$7,245,550

Number of accumulation units outstanding	41,542	55,106	50,146	42,623	33,338

Net asset value, per accumulation unit	$267.35	$311.41	$273.65	$239.95	$210.44

Mortgage loans payable	$1,830,040	$1,392,093	$1,437,149	$973,502	$499,479

Quarterly Selected Financial Information

The following selected unaudited financial data for each full quarter of 2008 and 2007 are derived from the financial statements of the Account for the years ended December 31, 2008 and 2007. Certain amounts below have been reclassified in accordance with the reclassifications discussed in Note 1 of the Notes to the Financial Statements (amounts in thousands).

	2008				Year Ended December 31
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$150,587	147,564	129,345	118,310	545,806
Net realized and unrealized loss on investments and mortgage loans payable	(28,912)	(101,069)	(462,819)	(1,920,224)	(2,513,024)

Net increase (decrease) in net assets resulting from operations	$121,675	46,495	(333,474)	(1,801,914)	(1,967,218)

Total return	0.69%	0.27%	-2.07%	-13.18%	-14.15%

	2007				Year Ended December 31
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$142,721	158,635	155,766	167,634	624,756
Net realized and unrealized gain on investments and mortgage loans payable	436,764	355,603	442,916	203,152	1,438,435

Net increase in net assets resulting from operations	$579,485	514,238	598,682	370,786	2,063,191

Total return	4.02%	3.31%	3.66%	2.15%	13.8%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE ACCOUNT’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors,” which begins on page 6. The past performance of the Account is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit markets, the markets in which the Account operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. Forward-looking statements involve risks and uncertainties, some of which are referenced in the section of the Form 10-K entitled “Item 1A. Risk Factors” and in this report below and also in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2008 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The TIAA Real Estate Account (the “Account”) invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in single- family residential real estate, nor does it currently invest in residential mortgage-backed securities (although it may invest in such securities in the future).

Economic and Capital Markets Overview and Outlook

Global economic and financial market conditions, which weakened in the first half of 2008, deteriorated significantly during the second half of the year as events such as the failure or takeover of a number of major financial institutions and investment banks subsequently escalated into a global recession and credit crisis. Credit markets became so constrained that the Federal Reserve took several unprecedented steps to stimulate commercial bank lending, including reducing the federal funds rate to zero, and the U.S. Treasury established a $700 billion Troubled Asset Relief Program (“TARP”) initially to assist institutions holding significant illiquid securitized assets. By year-end, over $350 billion of the TARP had been funded, with the bulk going to large financial institutions like Citigroup, Wells Fargo and Bank of America, as well as a number of smaller U.S. banks. In addition to the large financial institutions, companies such as AIG, General Motors and Chrysler also received TARP funding. These actions were intended to loosen credit markets and bolster investor confidence, but were only marginally successful as credit markets remained largely constrained through the end of 2008. During the fourth quarter, the Federal Reserve also authorized the

Open Market Desk of the Federal Reserve Bank of New York to purchase debt from Fannie Mae and Freddie Mac and to buy agency-backed mortgage-related securities in an effort to stimulate the U.S. housing market. While mortgage interest rates fell and helped stimulate a small increase in mortgage refinancings, home sales remain depressed and home values continued to decline. Events of the third and fourth quarters, coupled with growing concern about economic conditions, unsettled investors who fled the stock markets for the safety of U.S. government securities. As a result, interest rates on 10-year Treasuries dropped below 3.0% and settled at 2.25% as of year end, a level not seen since the early 1950s. Equity markets also declined sharply. The Dow Jones Industrial Average fell 4.7% during the third quarter and another 19.1% during the fourth quarter. The broader S&P 500 Index retreated even further, dropping 9.4% during the third quarter and 22.6% during the fourth quarter.

Other indicators of the deterioration in economic conditions include U.S. Gross Domestic Product (“GDP”), a basic indicator of economic activity, which grew modestly in the first half of the year but fell 0.5% in the third quarter and declined 6.2% in the fourth quarter. The 6.2% decline in fourth quarter GDP was the largest drop in quarterly GDP since 1982. Like GDP, U.S. payroll employment declined in 2008 with job cuts accelerating over the course of the year. Late in 2008, the National Bureau of Economic Research (“NBER”) announced that economic activity had peaked in December 2007, and that the U.S. economy had entered a recession in December 2007. (Because of data revisions and lags in data availability, recessions are often announced retroactively by the NBER.) At the time of the NBER announcement, the recession was already a year old and already one of the longest recessions since World War II. Economic conditions, which are summarized in the table below, are generally expected to deteriorate further through the first half of 2009 and remain weak at best during the second half of the year. Most economists expect job losses to continue through the first half of 2009 as businesses seek to cut costs in response to weak consumer demand and the contraction of the global economy. Nearly three million jobs were lost in 2008, a total which has already surpassed the number of jobs lost during each of the last two recessions.

Economic Indicators*

	2007	2008	2008Q1	2008Q2	2008Q3	2008Q4	Forecasted 2009
Economy (% Growth)(1)
Gross Domestic Product (GDP)	2.0%	1.1%	0.9%	2.8%	-0.5%	-6.2%	-1.6%
Inflation (Consumer Price Index)	4.1%	0.1%	3.1%	7.9%	2.6%	-12.7%	-0.4%
Employment Growth (Thousands)	1,152	-2,974	-338	-458	-624	-1,554	N/A
Interest Rates(2)
10 Year Treasury	4.63%	3.66%	3.66%	3.89%	3.86%	3.25%	2.70%
Federal Funds Rate	4.25%	0.0-0.25%	2.25%	2.00%	2.00%	0.0-0.25%	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts

*	Data subject to revision

(1)	GDP growth rates are annual rates; inflation rates are annualized rates; employment growth is a quarterly change.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

One of the few bright spots is that inflation concerns have dissipated rapidly as oil prices declined from a peak of approximately $150 per barrel in mid-2008 to $50 per barrel at year end 2008. While the price decline has eased the burden on U.S. households, the magnitude of the decline indicates how significantly the global economy has deteriorated. Other broad economic indicators, which are summarized in the table below, suggest that a particularly deep recession is underway. The 2008 holiday season was one of the weakest on record with retail sales falling by 1.5% in December. Households significantly curtailed spending due to concerns about job security and the declines in household wealth resulting from the downturn in the equity markets. Similarly, as seen in the table below, consumer confidence plummeted in December to a new record low of 38, underscoring the uncertainty felt by consumers in the face of rapidly deteriorating economic conditions. At the same time, the housing market showed no signs of improvement despite favorable mortgage interest rates.

Broad Economic Indicators*

Index 1985=100	2007	2008	October 2008	November 2008	December 2008
Consumer Confidence	103.4	57.9	38.8	44.7	38.0
% Change
Retail Sales(1)	5.2%	1.8%	-1.2%	-0.2%	-1.5%
Housing Starts(2)	-25%	-33%	-40%	-45%	-45%
New Home Sales	-26%	-38%	-44%	-38%	-45%
Unemployment Rate	4.6%	5.8%	6.6%	6.8%	7.2%

*	Data subject to revision

(1)	Retail sales are exclusive of autos, auto parts and gas, and indicate the monthly change from the preceding month.

(2)	Housing data represent the percentage change from the same month in the previous year.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics

The Federal Reserve’s January 2009 Beige Book, which reports on regional economic activity to the end of November 2008, provides a synopsis of the difficulties experienced by consumers and businesses throughout the U.S. According to the report, retail sales were generally characterized as weak across all twelve Federal Reserve Districts (“Districts”) despite deep discounting by retailers that started much earlier than usual. Housing markets also remained weak, with most Districts experiencing further reductions in home sales, prices and/or homebuilding. Residential, commercial and industrial lending was reported to be constrained in most Districts due to tightening lending standards. Commercial real estate activity was affected by limited credit availability and had deteriorated in most Districts in conjunction with weakening labor market conditions. Layoffs continued in most Districts, across virtually all industries.

The rapid deterioration of the U.S. economy during the fourth quarter suggests that the economy will remain in recession through the first half of 2009 and probably into the second half of the year. Losses by financial institutions have continued and institutions which received sizeable amounts of the initial disbursements from the TARP, including Citigroup and Bank of America, are slated to receive additional funds during the first quarter of 2009. Further, other industries and sectors are now in need of aid. These include the U.S. auto industry, which received $17 billion in December 2008, but which has already indicated that these funds will not carry them through the necessary redesign of their product lines. Other industries that have been said to be seeking assistance include the steel industry and commercial real estate, as property owners face difficulties in refinancing maturing loans. Businesses are likely to remain under pressure during 2009 as economic conditions continue to deteriorate.

Consequently, prospects for 2009 depend in large part on the success of unprecedented monetary and fiscal policy actions along with the $787 billion fiscal stimulus package that was recently signed into law by President Obama. The plan is designed to both shore up U.S. capital and financial markets and to create jobs through consumer spending and business investment. The extensive plan calls for approximately $500 billion of government spending and roughly $280 billion of tax cuts for individuals and businesses with funds targeting investment and job creation in health care, energy, education and highway construction. Financial aid to state governments under pressure from a shrinking revenue base is also included. Plans to bolster the U.S. housing market have also been announced with a proposal to provide $75 billion to assist homeowners facing foreclosure and another $200 billion for mortgage giants Fannie Mae and Freddie Mac. Finally, the remaining $350 billion of TARP funds will be disbursed to enhance the liquidity of the banking industry and assist various industries. However bold and aggressive, federal programs and monetary policy actions will require time to achieve their desired impact. Consequently, economic activity is likely to remain extremely weak at best during most of 2009, but it is hoped that the necessary preconditions for a recovery will be established.

As economic data have indicated that the recession is becoming increasingly severe, members of the Federal Reserve Open Market Committee (“FOMC”) have repeatedly lowered expectations for GDP growth in 2009, and particularly for the first half of the year. While members caution that considerable downside risks to economic activity remain, most still expect the economy to start to expand modestly during the third or fourth quarter of 2009. Similarly, prominent private sector economists surveyed as part of the January 2009 Blue Chip Financial Forecasts (“Blue Chip”) publication have repeatedly lowered growth expectations but still expect a modest recovery in economic activity to start in the second half of 2009. On the whole, the Blue Chip consensus forecast calls for GDP to decline by 1.6% in 2009. However, the benefits of monetary and fiscal policy actions coupled with dramatically reduced energy costs should become fully evident in 2010 when GDP growth on the order of 2.4% is expected. FOMC members expect a GDP decline in the range of -0.5% to -1.3% in 2009 but which will be followed by GDP growth of 2.5% to 3.3% in 2010. While the longer term outlook of both FOMC members and many private sector economists is positive, both caution that considerable uncertainty about the prospects for U.S. and global economic growth remain.

Real Estate Market Conditions and Outlook

With credit markets constrained and access to financing limited, commercial property sales activity fell sharply in 2008. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicate that commercial property sales totaled $130 billion in 2008, a decline of nearly 70% compared with 2007 totals. Transaction activity, which had been depressed all year, fell sharply during the fourth quarter when just $17 billion of property traded hands compared to $33 billion during the third quarter of 2008. Both buyers and sellers struggled with property pricing in an environment where few properties have sold. In addition, transactions are taking much longer to complete, as buyers undertake extensive due diligence and then press for price reductions prior to closing. RCA notes that bid-ask spreads between buyers and sellers appeared to have narrowed largely because sellers were forced to become more realistic with their asking prices in order to consummate a sale. Distressed sellers were under particular pressure to lower prices, and though the number of distressed sales was limited, those sales are expected to increase in 2009 as economic conditions are expected to weaken further.

As with other types of lending, commercial mortgage lending was limited throughout the year and fell precipitously in the second half of 2008. Traditional whole-loan lenders such as life insurance companies tightened standards, and the activity in the commercial mortgage-backed securities (“CMBS”) market decelerated sharply and was virtually shut down as of year-end 2008. With limited capital available, buyers who relied on mortgage funds to purchase properties dropped out of the market leaving only a handful of “all-cash” buyers who could use their newfound negotiating leverage to drive down prices. As a result, commercial property prices declined in the third quarter and even more sharply in the fourth quarter. According to Moody’s Investors Services, commercial property prices declined 14.9% on average in 2008. Data in the table below indicate that price declines in top markets have been relatively less severe but still significant.

	2008 Sales Price Change
	National	Top 10 MSAs*
Apartments	-13.6%	-12.3%
Office	-13.5%	-7.8%
Retail	- 8.5%	-4.1%
Industrial	-13.9%	-7.1%

*	Based on total value of property sold in Metropolitan Statistical Area (“MSA”).

Source: Moody’s/REAL CPPI and Real Capital Analytics.

The lack of property sales has made real property valuations difficult. Appraisers rely in large part on sales of “comparables”—buildings of similar quality and characteristics—as a part of the valuation process, but with few sales and frequently no truly comparable sales, real time indicators of market pricing are not available. The recession and weakening property market fundamentals have also forced appraisers to dramatically adjust the assumptions that are used in property valuations. As noted by the Account’s independent fiduciary in its annual report to the trustees, “virtually all previous investor assumptions regarding net absorption, tenant retention, rent growth, credit loss, and exit cap rates that were utilized to develop peak property valuations have been revised, as the credit crisis, uncertainty regarding the severity of the U.S. recession, and growing fears of a major global recession have intensified.” As a result, valuation write-downs have occurred throughout the industry. As reported by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the appreciation component of the NCREIF Property Index (“NPI”) declined 9.5% in the fourth quarter of 2008. Looking ahead, additional declines in commercial property values appear likely to occur given the ongoing deterioration of the U.S. economy.

The national recession contributed to rising vacancy rates across commercial real estate property markets during the fourth quarter of 2008. The table below summarizes the top five markets in which the Account had exposure as of December 31, 2008. The top five markets account for more than one-third of the

Account’s total real estate portfolio in terms of value. Despite rising vacancy rates nationally, occupancy in each of the top five markets has held up well.

Metropolitan Statistical Area (MSA)	Percent Leased (Weighted)	# of Property Investments	MSA as a % of Total Real Estate Portfolio	MSA as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	99.1%	9	11.07%	10.35%
Boston-Quincy MA	91.7%	5	7.30%	6.82%
Los Angeles-Long Beach-Glendale CA	92.5%	8	7.01%	6.55%
San Francisco-San Mateo-Redwood City CA	94.8%	4	6.23%	5.83%
Houston-Bay Town-Sugar Land TX	96.9%	3	5.96%	5.57%

Office

In the office sector, employment growth in key office-users such as finance, professional and business services tends to drive the demand for office space, though typically with a lag due to the longer term nature of leasing cycles. Persistent labor market weakness, particularly in the finance and professional fields, caused the national office vacancy rate to rise to 13.9% in the fourth quarter of 2008 from 13.5% in the third quarter of 2008 as both finance and professional and business services job losses intensified in the fourth quarter. By comparison, the vacancy rate of the Account’s office portfolio was 6.4% in the fourth quarter of 2008. Though metropolitan area vacancies in the Account’s top office markets drifted up or remained steady, vacancies in each remained below the national average. The only significant change was in the Account’s Boston properties where the average vacancy increased to 7.8% as a result of two large lease expirations. While vacancy data for the Account’s properties in top markets were in balance as of year-end 2008, both market conditions and occupancies in the Account’s portfolio will be challenged in 2009 as job losses, slumping demand for office space, and corporate cost cutting are likely to push vacancies higher in most metropolitan markets. The table below compares the average vacancy rate of properties in the Account’s top office markets with their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by MSA ($M)	% of Total Investments	2008Q3	2008Q4	2008Q3	2008Q4

Office	National			5.5%	6.4%	13.5%	13.9%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,219.2	9.1%	0.7%	0.6%	11.7%	12.0%
2	Boston-Quincy MA	$880.3	6.6%	2.0%	7.8%	11.0%	11.0%
3	San Francisco-San Mateo-Redwood City CA	$706.4	5.3%	6.0%	5.4%	9.7%	10.6%
4	Seattle-Bellevue-Everett WA	$596.9	4.5%	3.2%	3.7%	9.9%	11.5%
5	Los Angeles-Long Beach-Glendale CA	$554.0	4.2%	8.4%	8.0%	11.7%	12.8%

*  Source: Torto Wheaton Research

Industrial

Industrial market fundamentals are influenced by macroeconomic factors such as industrial production, international trade flows and employment growth in the manufacturing, wholesale trade, transportation and warehousing industries. Weakened global consumer demand caused a drop in both import and export activity, which in turn contributed to weaker industrial market conditions as indicated in the table below. The national vacancy rate increased to 11.3% in the fourth quarter from 10.7% in the third quarter of 2008. In comparison, the vacancy rate for the Account’s industrial portfolio was higher at 12.3%. This differential is attributable to an above-average vacancy rate in the Account’s investments in the Riverside-San Bernardino metropolitan area, and specifically to the loss of two large tenants. The Riverside-San Bernardino market was also affected by the downturn in global trade as cargo volumes at the ports of Los Angeles and Long Beach, which are the nation’s two largest ports, declined by 15% and 10%, respectively, in 2008. Though the vacancy rate in the Los Angeles industrial market was little changed and remained the lowest in the nation at 5.5%, vacancies in the Riverside-San Bernardino market jumped sharply as new supply hit the market at a time of weakening demand. New construction has since ceased in all practical respects, but a rebound in trade flows will be necessary to revive tenant demand. The table below compares the average vacancy rate of properties in the Account’s top industrial markets to their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by MSA ($M)	% of Total Investments	2008Q3	2008Q4	2008Q3	2008Q4

Industrial	National			12.3%	12.3%	10.7%	11.3%

1	Riverside-San Bernardino-Ontario CA	$473.9	3.6%	21.1%	21.1%	13.6%	14.7%
2	Dallas-Plano-Irving TX	$180.1	1.4%	5.5%	7.1%	12.9%	13.6%
3	Chicago-Naperville-Joliet IL	$142.0	1.1%	2.9%	1.7%	12.0%	12.6%
4	Los Angeles-Long Beach-Glendale CA	$136.2	1.0%	9.7%	9.6%	5.4%	5.5%
5	Atlanta-Sandy Springs-Marietta GA	$123.0	0.9%	1.3%	1.3%	13.5%	14.6%

*  Source: Torto Wheaton Research

Multi-Family

Apartment market conditions weakened considerably during the fourth quarter of 2008, as the apartment vacancy rate jumped to 6.9%, as compared to 5.8% in the third quarter. A year-over-year comparison, which accounts for the seasonality inherent in apartment leasing, shows an even bigger jump as vacancy rates increased from 4.8% during the fourth quarter of 2007 to 6.9% at the end of 2008. Vacancies rose due to a combination of weak demand and increased supply, often in the form of unsold single-family homes and condominiums being offered for rent. Competition from unsold single-family homes and condominiums has increased as housing market conditions have continued to weaken, and pressure has been most intense in markets like Phoenix and South Florida where the housing market bust has been most severe. The average vacancy rate for the Account’s apartment portfolio was 5.3% during the fourth quarter of 2008, considerably below the national average. The table below compares the average vacancy rate of properties in the Account’s top apartment markets with their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by MSA ($M)	% of Total Investments	2008Q3	2008Q4	2008Q3	2008Q4

Apartment	National			4.3%	5.3%	5.8%	6.9%

1	Houston-Bay Town-Sugar Land TX	$305.9	2.3%	3.4%	3.3%	7.5%	7.1%
2	Phoenix-Mesa-Scottsdale AZ	$276.1	2.1%	5.5%	5.5%	9.8%	10.2%
3	Denver-Aurora CO	$213.0	1.6%	6.8%	8.8%	5.2%	7.2%
4	New York-Wayne-White Plains NY-NJ	$153.0	1.2%	2.0%	2.0%	6.0%	6.2%
5	Atlanta-Sandy Springs-Marietta GA	$140.0	1.1%	3.0%	5.1%	8.5%	10.0%

*  Source: Torto Wheaton Research

Retail

Vacancies in neighborhood and community centers throughout the U.S. increased to 10.7% during the fourth quarter of 2008, up from 10.1% during the third quarter. In comparison, the average vacancy rate for the Account’s retail portfolio stood at 5.3% as of the end of 2008. Retail market conditions are dictated by trends in consumer spending. The 2008 holiday season was one of the worst on record for retailers as households drastically reduced their spending. Even with the significant decline in energy costs, household spending is expected to remain low until the job market and consumer confidence improves. The fourth quarter of 2008 saw several retailers file for bankruptcy protection, and the trend continued into the first month of 2009, with retailers such as Mervyn’s, Circuit City, KB Toys and Boscov’s filing for bankruptcy protection. Not only are more bankruptcy filings expected in the coming months, but store closings are also likely to increase as retailers close unproductive or less productive stores. As a result, retail vacancies are generally expected to increase further during 2009. In addition, retailers that remain could seek rent relief or terminate leases if a center’s occupancy falls below a specified level or if co-tenancy clauses are triggered by the loss of an anchor tenant or several major tenants.

2008 Summary and 2009 Outlook

Real estate market conditions have been adversely affected by the economic slowdown, which has reduced the tenant demand for all types of space. Going forward, there is little evidence that market conditions will improve in the near term as economic and capital markets conditions remain unsettled, and the monetary and fiscal policy actions that have been implemented will require time to have an effect. Economic conditions are likely to remain weak well into 2009. Fortunately, as the table below indicates, supply resulting from new construction will be relatively modest in comparison to the economic and real estate downturns in 1989 through 1991 and 1999 through 2001. While construction will be modest, space will also be returned to the market due to corporate bankruptcies, consolidation and cost-cutting. Competition for available tenants is likely to intensify as vacancies rise and put downward pressure on rents.

Historic and Projected Construction *
	Forecasted		Average
	2008**	2009	1989-1991	1999-2001
Office	68	74	84	92
Industrial	180	98	181	253
Apartment	220	205	257	212
Retail	30	11	45	32

*	In millions of sq. ft. except for apartments which are in thousands of units.

**	Apartment and Retail 2008 figures represent estimates.

Source: Torto Wheaton Research

Notwithstanding the challenges facing the commercial real estate industry, management believes that the Account’s roster of credit-worthy tenants and high quality assets in historically sound markets may provide a buffer against economic and capital markets conditions. The Account has a tradition of conservative management, utilizing a “core” investment strategy, which includes stabilized assets with high occupancy, minimal near term lease rollover, institutional quality properties, markets and locations. With 108 real estate property investments and a mix of office, industrial, retail and apartment properties located across the U.S. and Europe (two properties), the Account’s property portfolio is highly diversified and not overly exposed to a particular region of the country or property type. In combination, these attributes are expected to provide a measure of stability in the face of extremely challenging conditions.

Despite significant economic challenges, the Account’s properties are approximately 93% leased, with existing leases in place to generate cash flow for debt service payments and income returns. As shown below, the income return has historically been a major component of the Account’s total return, and management believes that it is likely to offset a portion of the negative capital return that is expected to occur as a result of property valuation adjustments in 2009. Nonetheless, maintaining historic income returns will be challenging as rising market vacancies, declining rents and slumping space demand are likely to affect the performance of the Account’s markets and properties in 2009. During market downturns, property cash flow typically declines as landlords are required to offer more generous rental packages in order attract new tenants and retain existing tenants. Concessions to tenants could be required until economic and real estate market conditions improve markedly.

Investments as of December 31, 2008

As of December 31, 2008, the Account had total net assets of $11.5 billion, a 25% decrease from the end of the third quarter of 2008 and a 35% decrease from December 31, 2007. The decrease in net assets was due to net participant transfers out of the Account, combined with capital depreciation on the Account’s investment portfolio and a 13% decrease in net investment income during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

As of December 31, 2008, the Account owned a total of 108 real estate property investments (96 of which were wholly-owned, 12 of which were held in joint ventures). The real estate portfolio included 45 office properties (5 of which were held in joint ventures and one located in London, England), 26 industrial properties (including one held in a joint venture), 20 apartment complexes, 16 retail properties (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 108 real estate property investments, 27 are subject to debt (including seven joint venture property investments). Total debt on the Account’s wholly-owned real estate portfolio as of December 31, 2008 was $1.8 billion representing 15.9% of Total Net Assets. The Account’s share of joint venture debt is netted out in determining the joint venture values shown in the Statement of Investments, but, when that debt is also considered, total debt on the Account’s portfolio as of December 31, 2008 was $3.7 billion, representing 32.3% of Total Net Assets. The Account currently has no account-level debt.

During 2008, the Account purchased one property investment and one tenant’s leasehold interest at an existing property investment for a combined total net equity investment of $163.1 million as displayed in the chart below (amounts in thousands):

Property Investments Acquired in 2008

Property Name	Property Type	City	State	Net Acquisition Cost	Joint Venture/% Interest	Third Party Debt	Gross Acquisition Cost
The Colorado(1)	Apartments	New York	NY	$45,228	No	—	$45,228
Great West Industrial Portfolio	Industrial	Rancho Cucamonga	CA	117,854	No	—	117,864

Total				$163,082		$—	$163,092

(1)	The Account purchased a leasehold interest at The Colorado in February of 2008, which is an addition to the existing investment.

The Account also sold four property investments and one partial property investment for a net sales price (less selling expenses) of approximately $91.4 million. The properties sold recognized a realized loss of approximately $18.1 million. The properties are listed below (amounts in thousands):

Property Investments Sold in 2008

Property Name	Property Type	City	State	Net Sales Price (less selling expense)
Royal St. George	Apartment	West Palm Beach	FL	$22,783
Columbus Office Portfolio	Office	Columbus	OH	21,643
FedEx Industrial Portfolio	Industrial	Crofton	MD	10,153
Chicago CalEast Industrial Portfolio(1)	Industrial	Bolingbrook	IL	5,393
Eastern Northern Central RA	Industrial	Chicago	IL	31,426

Total				$91,398

(1)	Partial sale of an industrial portfolio which was part of an existing portfolio

The following charts reflect the diversification of the Account’s real estate investments by region and property type and list its ten largest holdings. All information is based on the values of the Account’s properties at December 31, 2008.

Diversification by Market Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.7%	19.4%	11.9%	1.2%	1.9%	56.1%
Apartment	2.1%	5.9%	4.9%	0.0%	0.0%	12.9%
Industrial	1.7%	6.9%	3.9%	1.3%	0.0%	13.8%
Retail	4.2%	1.0%	9.0%	0.5%	2.0%	16.7%
Storage(3)	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	29.9%	33.4%	29.8%	3.0%	3.9%	100%

(1)	Market values for properties held in joint venture investments are net of debt.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Top Ten Largest Real Estate Property Investments

Property or Joint Venture Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
DDR Joint Venture	Various	USA	Retail	$712.8(c	)	5.71%	5.34%
1001 Pennsylvania Avenue	Washington	DC	Office	$550.8(d	)	4.41%	4.12%
Four Oaks Place	Houston	TX	Office	$438.0(e	)	3.51%	3.28%
Fourth and Madison	Seattle	WA	Office	$407.5(f	)	3.26%	3.05%
50 Fremont	San Francisco	CA	Office	$386.6(g	)	3.10%	2.90%
780 Third Avenue	New York City	NY	Office	$341.0		2.73%	2.55%
99 High Street	Boston	MA	Office	$320.1(h	)	2.56%	2.40%
The Newbry	Boston	MA	Office	$315.6		2.53%	2.36%
The Florida Mall	Orlando	FL	Retail	$281.9		2.26%	2.11%
Ontario Industrial Portfolio	Ontario	CA	Industrial	$278.0(i	)	2.23%	2.08%

(a)

Value as reported in the December 31, 2008 Statement of Investments. Investments owned 100% by TIAA are reported based on fair value. Investments in joint ventures are reported at fair value and are based on the equity method of accounting and are presented at the Accounts ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 65 retail properties located in 13 states and is shown net of debt.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $348.1 Million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $239.7 Million.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $264.7 Million.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $253.6 Million.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $152.4 Million.

(i)	This property is shown gross of debt. The value of the Account’s interest less leverage is $269.0 Million.

As of December 31, 2008, the Account’s net assets totaled $11.5 billion. At December 31, 2008, the Account held a total of 108 real estate property investments (including its interests in 12 real estate-related joint ventures). As of that date, the Account also held investments in real estate limited partnerships, representing 2.15% of Total Investments, government agency notes, representing 1.99% of Total Investments, commercial paper, representing 1.84% of Total Investments, and a mortgage loan receivable, representing 0.54% of Total Investments.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Performance

The Account’s total return was negative 14.2% for the year ended December 31, 2008. This was a significant decline compared to the positive return of 13.8% for the year ended December 31, 2007. The Account’s performance during the year ended December 31, 2008 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, as well as lower income from marketable securities.

After several years of increasing investor demand for commercial real estate and historic capital appreciation, the weakened economy and faltering financial and credit markets have brought transaction activity to historically low levels, bringing a halt to capital appreciation in many markets. The number of individual property investments with valuation decreases has increased significantly as evidenced by the Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable. Management believes that real estate is an investment that should be considered from a long term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five, and 10-year periods ended December 31, 2008 were -14.15%, 3.67%, 7.41%, and 7.29%, respectively. As of December 31, 2008, the Account’s annualized total return since inception was 7.60%.

The Account’s total net assets decreased from $17.7 billion at December 31, 2007 to $11.5 billion at December 31, 2008. The primary drivers of this 34.8% decrease were the net participant transfers out of the Account ($4.6 billion) and depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments ($2.5 billion in unrealized depreciation on investments and mortgage loans payable).

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 12.6% lower for the year ended December 31, 2008, as compared to the same period in 2007.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 88.3% and 81.5% of the Account’s total investment income (before deducting Account level expenses) during the years ended December 31, 2008 and 2007, respectively. The 12.6% decrease in the Account’s total investment income was due to a 59.2% decrease in the Account’s dividend income and a 41.0% decrease in interest income generated from fewer investments in marketable securities, including real estate equity securities, commercial paper, government notes, and an investment in a commercial mortgage loan receivable.

Gross real estate rental income decreased approximately 0.8% for the year ended December 31, 2008, as compared to the same period in 2007. This decrease is primarily due to a decrease in the number of wholly-owned real estate investment property investments held by the Account. The number of wholly- owned properties decreased from 99 as of December 31, 2007 to 96 as of December 31, 2008.

Income from real estate joint ventures and limited partnerships was $116.9 million for the year ended December 31, 2008, as compared to $93.7 million for the year ended December 31, 2007. This 24.7% increase was due to an increase in gross rental income from properties owned in joint ventures, which increased substantially with the acquisition of the joint venture interest in the DDR Retail Portfolio in the first quarter of 2007, but was somewhat offset by a decrease in income from the disposition of the 161 North Clark joint venture during 2007.

Investment income on the Account’s investments in marketable securities decreased by 42.6%, from $141.9 million for the year ended December 31, 2007 to $81.5 million for the comparable period in 2008. The variance was due to the decrease of the Account’s investments in marketable securities from $3.8 billion as of December 31, 2007 to $0.5 billion as of December 31, 2008, coupled with a decrease in the rates of return on the marketable securities.

Total real estate property level expenses and taxes for wholly-owned property investments for the year ended December 31, 2008 increased to $478.9 million as compared to $458.0 million for the year ended December 31, 2007. The overall change in expenses was primarily due to a 4.0% increase in operating expenses, a 4.8% increase in real estate taxes and a 5.9% increase in interest expense. Operating expenses increased during 2008 primarily due to increased bad debts and insurance costs. Real estate taxes increased due to higher tax assessments in 2008 as compared to 2007. The increase in interest expense is due to $557 million of new debt financing that was obtained during the third and fourth quarters of 2008.

The Account incurred overall Account level expenses of $153.0 million for the year ended December 31, 2008, which represents a 9.1% increase from $140.3 million for the same period in 2007. The increase is primarily due to an increase in actual administrative and distribution expenses associated with managing and distributing the Account. Total administrative and distribution expenses increased to $77.6 million for the year ended December 31, 2008, as compared to $63.6 million for the year ended December 31, 2007. This increase in expenses primarily resulted from larger allocated operational expenses including costs associated with new technology investments. The increase in overall expenses (due primarily to increased administrative and distribution expenses) was somewhat offset by a $1.6 million decrease in investment advisory charges. This decline was due to a decrease of overall costs that are allocated to the Account.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $2.5 billion for the year ended December 31, 2008, a 274.7% decrease compared to a net realized and unrealized gain of $1.4 billion for the year ended December 31, 2007. The overall variance was driven by two factors. First, the decrease in net realized and unrealized gains and losses on investments and mortgage loans payable was primarily driven by a net realized and unrealized loss on the Account’s wholly-owned real estate property investments of $1.9 billion for the year ended December 31, 2008 compared to a gain of $1.0 billion during the same period in 2007. Second, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $702.8 million for the year ended December 31, 2008 as compared to a substantial net realized and unrealized gain of $462.1 million for the year ended December 31, 2007. The variance in the net realized and unrealized gains and losses on wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets during 2008. Approximately $1.9 billion or 76% of the 2008 net realized and unrealized loss on investments and mortgage loans payable occurred in the fourth quarter of 2008. This significant increase in the net realized and unrealized loss, in comparison to the 2007 net realized and unrealized gain, was the direct result of increases in rates which are used in appraisal valuations (discount rates, overall and implied capitalization rates and terminal rates) which are key components of the determination of the investments fair value. In general, weighted average appraisal rates increased between 65 and 89 basis points in 2008 when compared to 2007. This increase in weighted average appraisal rates was one of the key drivers causing the increase of net realized and unrealized loss in 2008. Additional factors causing the increase in the net realized and unrealized net loss in 2008 include decreases in rental growth estimates, decreases in rental rates, tenant bankruptcies and decreases in occupancy. During 2008, the Account’s property fundamentals such as occupancy and overall property net operating income remained stable when compared to 2007.

The Account also posted a net realized and unrealized gain on its marketable securities of $4.8 million for the year ended December 31, 2008, as compared to a net realized and unrealized loss of $101.5 million in the same period of 2007. The net gains on the Account’s marketable securities for the year ended December 31, 2008 were primarily due to the reversal of the unrealized loss as a result of the sale of the Account’s investments in publicly-traded marketable real estate equity securities (“REIT stocks”) in June 2008. The sale of these securities was executed over several days for total proceeds of $477.4 million, and the Account realized a loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may invest in REIT stocks in the future. The losses in the Account’s marketable securities during the year ended December 31, 2007 were primarily due to unrealized losses due to the Account’s investments in REIT stocks. The U.S. REIT market struggled through a volatile 2007 and ended the year down by more than 17%.

The Account had unrealized gains on its mortgage loans payable in the amount of $109.8 million and unrealized losses on its mortgage loan receivable of approximately $0.8 million for the year ended December 31, 2008, as compared to net unrealized gains of $53.9 million and an unrealized loss of $2.1 million, respectively, for the same period in 2007. The net unrealized gain or loss on mortgage loans payable and mortgage loans receivable for the period reflected the fluctuations in the U.S. Treasury rates and commercial real estate mortgage loan spreads during the year ended December 31, 2008, which are used as a basis to value the commercial mortgage loans on the wholly-owned real estate property investments. For a mortgage loan payable, a negative fair value adjustment decreases the value of the payable and therefore results in an unrealized gain to the Account. Conversely, for a mortgage loan receivable, a negative fair value adjustment decreases the value of the receivable and results in an unrealized loss.

During 2008, the Account sold one apartment property investment, one office portfolio investment, two industrial property investments and one partial industrial portfolio investment for total net proceeds of $91.4 million and recognized a net loss of $18.4 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Performance

The Account’s total return was 13.80% for the year ended December 31, 2007, 24 basis points lower than the 2006 annual return of 14.04%. The Account’s overall performance on a year-to-year basis reflected the strong performance of the Account’s real estate property investments, including investments owned in joint ventures. This strong performance was offset by the substantial decrease in performance of its marketable securities (described in Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable).

Commercial real estate experienced historically high pricing in 2007 as capital flowed into the asset class. While this increase in property pricing positively impacted the Account’s net realized and unrealized gains on its real estate assets and joint venture holdings, the underlying property values are subject to decline prospectively, if capital or real estate market conditions experience adverse changes. Real estate as an investment should be considered from a long-term perspective. As of December 31, 2007 the Account’s total return (after expenses) over the prior three, five and 10 years was 13.96%, 12.35% and 9.79%. The respective returns for the year ended December 31, 2006 were 13.53%, 10.22% and 9.43%.

The Account’s total net assets grew 25.0% from December 31, 2006 to December 31, 2007. The primary drivers of the growth were significant increases in the Account’s net realized and unrealized gains on its real estate investments including joint ventures and limited partnerships, net positive participant transactions, and an increase in the Account’s net investment income from its investment portfolio over the prior twelve months ended December 31, 2007.

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

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 81% and 79% of the Account’s total investment income (before deducting Account level expenses) during 2007 and 2006, respectively. The 23% increase in the Account’s total investment income was derived from its investment in real estate, joint ventures, and limited partnerships. The remaining portion of the Account’s total investment income was generated by investments in marketable securities, including real estate equity securities, commercial paper, government notes, and an investment in a commercial mortgage loan receivable.

Gross real estate rental income increased approximately 18% during the year ended December 31, 2007, as compared to the same period in 2006. This increase was primarily due to income derived from properties acquired in 2006 and 2007, which included properties with larger income streams due to their relative size. Income from real estate joint ventures and limited partnerships was $93.7 million for the year ended December 31, 2007, as compared with $60.8 million for the year ended December 31, 2006. This 54% increase was primarily due to an increase in gross rental income from the properties owned in joint ventures, which increased substantially with the acquisition of a joint venture interest in 65 retail properties in the first quarter of 2007. Total investment income on the Account’s investments in all marketable securities increased by 5%, from $135.4 million for the year ended December 31, 2006 to $141.8 million for the comparable period in 2007. This change was due to an increase in the Account’s investment income from other marketable securities, which was partially offset by a decrease in the Account’s investment income from REIT securities due to their poor performance in 2007.

Total real estate property level expenses and taxes for wholly-owned property investments for the years ended December 31, 2007 and 2006 were $458.0 million and $389.7 million respectively. In 2007, operating expenses and real estate taxes represented 54% and 28% of the total real estate property level expenses and taxes, respectively, with the remaining 18% representing interest payments on mortgages. In comparison, operating expenses, real estate taxes, and interest expenses similarly represented 53%, 28% and 19% of total property level expenses, respectively, in 2006. Overall, property level expenses increased by only 18% from 2006 to 2007. The majority of this increase (83%) was due to increases in operating expenses and real estate taxes associated with the Account’s larger portfolio of wholly-owned property investments. The increase in the interest expense paid on properties subject to a mortgage accounted for 17% of the overall increase. As of year-end 2007, there were 13 wholly-owned properties subject to debt, as compared to 12 properties at year-end 2006. Three of the thirteen properties with debt as of December 31, 2007 were added to the Account’s real estate portfolio in the second half of 2006; and one was added in fourth quarter 2007.

The Account incurred overall Account level expenses for the year ended December 31, 2007 of $140.3 million, which was a 68% increase from expenses of $83.4 million for the year ended December 31, 2006. The overall change in expenses was primarily due to the growth of the Account’s total net assets (which increased by approximately 25% from December 31, 2006 to December 31, 2007), increased actual expenses associated with managing the Account, due in part to adjustments made to the allocation methodology, and increases in certain of the Account’s expense deduction rates effective May 1, 2007. Investment advisory charges grew to $49.2 million for the year ended December 31, 2007 as compared to $26.9 million for the year ended December 31, 2006. This increase was primarily the result of higher operational costs (including personnel and other infrastructure costs) due to the Account’s increasing diversity of assets and associated costs due to increased property asset management activities. Further, a component of this increase (approximately $5.2 million) was the result of reconciliation, during the twelve month period ended December 31, 2007 and in accordance with the Account’s procedures, of the difference between actual and estimated expenses of the Account. In addition, the direct investment advisory charges associated with the Account increased with the continued growth of the Account’s total net assets. Total administrative and distribution expenses increased to $63.6 million for the year ended December 31, 2007 as compared to $45.7 million for the year ended December 31, 2006. Administrative and distribution expenses increased due to adjustments made to the Account’s expense base, in accordance with the Account’s procedures, for any difference between actual and estimated expenses. This increase in expenses primarily resulted from larger allocated operational expenses including costs associated with new technology investments. In addition, the direct administrative and distribution charges associated with the Account increased with the continued growth of the Account’s total net assets. Finally, liquidity guarantee expenses increased to $19.4 million for the year ended December 31, 2007 as compared to $3.9 million for the year ended December 31, 2006, due to an increase in the liquidity guarantee expense deduction rate, which increased from 0.035% of annual net assets to 0.160% of annual net assets as of May 1, 2007.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized gains on investments and mortgage loans payable of $1.4 billion for the year ended December 31, 2007, as compared to net realized and unrealized gains on investments and mortgage loans payable of $1.1 billion for the year ended December 31, 2006, a 36% year over year increase. The overall increase was primarily driven by the increase in net realized and unrealized gains on the Account’s real estate joint ventures and limited partnerships to $462.1 million for 2007 from $217.4 million for the year ended December 31, 2006. In addition, the Account had a strong increase in net realized and unrealized gains on the real estate properties to $1.0 billion for the year ended December 31, 2007 from $735.5 million for 2006. The increase in net realized and unrealized gains on the Account’s property investments, including those held in joint ventures, was due to the solid real estate market fundamentals and continued liquidity in the commercial real estate markets. The effect of these positive conditions was to increase the value of the Account’s existing real estate assets, as reflected in the unrealized gains on the real estate properties of $898.2 million and the realized gains on the sales of real estate properties of $127.8 million. During the year ended December 31, 2007, the Account sold nineteen wholly-owned properties, which included two apartments, five office buildings, and a portfolio of several industrial properties for total net proceeds of $562.3 million, and recognized a cumulative net gain of $127.8 million. The Account also sold one joint venture, a 75% equity interest in the 161 N. Clark Street joint venture for total net proceeds of $239.5 million, and recognized a net gain of $69.9 million. The Account posted a net realized and unrealized loss on its marketable securities of $101.5 million for the year ended December 31, 2007, as compared to a net realized and unrealized gain of $130.7 million in the same period of 2006. The losses on the Account’s marketable securities in the year ended December 31, 2007 were primarily due to the Account’s investments in real estate equity securities. The U.S. REIT market struggled through a volatile 2007 and ended the year down by more than 17%, as compared to the strong 2006 performance where the market increased by 35%.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $534 million and $3.8 billion, respectively (approximately 4.0% and 20.0% of the Account’s total investments at such dates, respectively). As of September 30, 2008, the Account’s liquid assets had a value of $1.9 billion (approximately 11.7% of the Account’s total investments). The decrease in the Account’s liquid assets as of December 31, 2008 compared to both December 31, 2007 and September 30, 2008 was due primarily to sustained significant net participant transfers out of the Account and in particular, during the three months ended December 31, 2008. As of March 18, 2009, the Account’s liquid assets had a value of $0.5 billion (approximately 4.2% of the Account’s total investments).

During the year ended December 31, 2008, the Account received $1.0 billion in premiums and had outflows of $4.6 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while, during the year ended December 31, 2007, the Account received $1.2 billion in premiums and had inflows of $934 million in net participant transfers from TIAA, the CREF accounts and TIAA-CREF affiliated mutual funds. In the three months ended December 31, 2008, the Account received $215.2 million in premiums and had an outflow of $2.1 billion in net participant transfers to TIAA, the CREF accounts and TIAA-CREF affiliated mutual funds.

Primarily as a result of these significant net participant transfers, on December 24, 2008, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $155.6 million of accumulation units (accumulation units purchased by TIAA are generally referred to as “liquidity units”) issued by the Account. Subsequent to December 24, 2008 and through March 18, 2009, the TIAA general account has purchased an additional $787.0 million in the aggregate of accumulation units in a number of separate transactions. As disclosed under “Establishing and Managing the Account—The Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Management cannot predict the extent to which future TIAA liquidity unit purchases, if any, will be required under this liquidity guarantee, nor can management predict when such liquidity units will be redeemed by the Account in part, or in full. As of December 31, 2008, the TIAA general account had assets equal to approximately $195.2 billion. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

In addition, for so long as TIAA owns liquidity units, the Account’s independent fiduciary will monitor the Account, including reviewing the purchase and redemption of liquidity units by TIAA to ensure the Account uses the correct accumulation unit values. In addition, the independent fiduciary’s responsibilities include:

•	establishing the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”) and creating a method for reviewing the trigger point;

•	approving any adjustment of TIAA’s ownership interest in the Account and, in its discretion, requiring an adjustment if TIAA’s ownership of liquidity units reaches the trigger point; and

•

once the trigger point has been reached, participating in a program, if any, to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. If the independent fiduciary were to determine that TIAA’s ownership should be reduced following the trigger point, its role in participating in any asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines and (iii)

approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of liquidity units.

As of the date of this Form 10-K the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s expense needs and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers). While the Account’s liquid investments have dropped below 15% of its total investments during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. In the near term, the Account’s cash and marketable securities will likely comprise less than 10% of the Account’s investments, but management intends to increase the Account’s holdings in cash and short-term marketable securities to the extent practicable, consistent with its investment strategy and objective.

Management continues to believe that the significant recent net negative outflow may be a reflection of participant concerns with the downturn in the U.S. and global economy, the turmoil in the capital and credit markets and their current and potential future net effect on commercial real estate in particular. Management cannot predict whether the net outflows will continue at the same rate, a higher rate, or at all in the future. If net outflows were to continue at the same or at a higher rate, it could have a negative impact on the Account’s operations and returns. Additionally, continued net outflow activity could require TIAA to purchase additional liquidity units, perhaps to a significant degree. See “Item 1A. Risk Factors” in Part I of this Form 10-K.

The Account’s net investment income continues to be an additional source of liquidity for the Account and it decreased from $167.6 million for the three months ended December 31, 2007 to $118.3 million for the three months ended December 31, 2008. It also decreased from $624.8 million for the year ended December 31, 2007 to $545.8 million for the year ended December 31, 2008.

As discussed above in the “Results of Operations” subsection, the Account liquidated its publicly-traded REIT stock portfolio during 2008, which represented 2.28% of the Account’s investments as of March 31, 2008, for approximately $477.4 million and the Account recognized a cumulative net loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. The sale of these REIT stocks resulted in an increased position in less volatile, high quality marketable securities, which can be readily converted to cash to honor redemptions and transfers, purchase or improve properties or cover other Account expenses. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may invest in REIT stocks in the future.

Under the Account’s investment guidelines, the Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets at the time of incurrence. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time. As the Account’s Total Net Assets fluctuate from time to time (whether due to valuation adjustments on the underlying assets or otherwise), the Account’s total borrowings may exceed 30% of Total Net Assets, even without the incurrence of additional leverage at such time. At any time when the Account has total borrowings in excess of 30% of Total Net Assets, it may not incur additional debt. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2008 the Account did not have any construction loans.

The Account, under certain conditions more fully described on page 11 of the Account’s prospectus dated May 1, 2008 under “Borrowing” (as supplemented from time to time), may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties. As of December 31, 2008, the Account’s total borrowings, including the debt on investments in joint ventures, represented 32.3% of the

Account’s Total Net Assets. As referenced in Note 8 to the Account’s financial statements, the Account obtained mortgages on three office properties and four apartment buildings (Preston Sherry Plaza in Texas, Four Oaks Place in Texas, 701 Brickell Avenue in Florida, Regents Court in California, The Legacy at Westwood in California, The Colorado in New York, and The Caruth in Texas) during the third and fourth quarters of 2008 in the aggregate principal amount of $557.3 million. The new debt that was obtained in the third and fourth quarters of 2008 described above was incurred prior to the Account exceeding the 30% limit. As of March 18, 2009, the Account’s total borrowings, including the debt on investments in joint ventures, represented 33.6% of the Account’s Total Net Assets.

Recent Transactions

The following describes property transactions by the Account in the fourth quarter of 2008. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

FedEx Industrial Portfolio – Crofton, MD

On November 7, 2008, the Account sold an industrial portfolio investment located in Crofton, Maryland for sales proceeds of approximately $10.4 million and realized a gain of approximately $1.9 million. The Account purchased the portfolio investment on December 18, 1998. The original investment in this property was $7.8 million. At the time of sale, the property had a market value of $10.4 million and a cost of $8.4 million.

East North Central RA Industrial Portfolio – Chicago, IL

On November 7, 2008, the Account sold an industrial portfolio investment located in Chicago, Illinois for sales proceeds of approximately $31.7 million and realized a loss of approximately $8.5 million. The Account purchased the portfolio investment on September 30, 2004. The original investment in this property was $38.6 million. At the time of sale, the property had a market value of $31.7 million and a cost of $40.3 million.

Chicago CalEast Industrial Portfolio – Chicago, IL

On November 7, 2008, the Account sold a portion of an industrial portfolio investment comprised of 2 properties (1055 Kingsland and 3950 Swenson) located in Chicago, Illinois for sales proceeds of approximately $5.4 million and a realized loss of approximately $1.9 million. The Account purchased the portfolio investment on December 22, 2003. At the time of sale, the properties had a market value of $5.4 million and a cost of $7.4 million.

Financings

The Colorado – New York, NY

On October 16, 2008, the Account entered into a mortgage agreement in the principal amount of $87.9 million with a fixed interest rate of 5.65% for a period of 7 years.

The Caruth – Dallas, TX

On November 13, 2008, the Account entered into a mortgage agreement in the principal amount of $42 million with a fixed interest rate of 5.71% for a period of 7 years.

Regents Court – San Diego, CA

On November 18, 2008, the Account entered into a mortgage agreement in the principal amount of $35.9 million with a fixed interest rate of 5.76% for a period of 7 years.

The Legacy at Westwood – Los Angeles, CA

On November 18, 2008, the Account entered into a mortgage agreement in the principal amount of $42 million with a fixed interest rate of 5.95% for a period of 7 years.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2008 (amounts in thousands):

	Amounts Due During Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$3,303	$330,827	$13,139	$198,368	$553,189	$811,295	$1,910,121
Interest Payments(1)	109,605	106,565	91,946	90,038	69,131	95,346	562,631

Total Mortgage Loans Payable	112,908	437,392	105,085	288,406	622,320	906,641	2,472,752
Joint Venture Funding Commitment	6,598	—	—	—	—	—	6,598
Other Commitments(2)	79,260	—	—	—	—	—	79,260

Total Contractual Obligations	$198,766	$437,392	$105,085	$288,406	$622,320	$906,641	$2,558,610

(1)

These amounts represent interest payments due on mortgage loans payable based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2008. See Note 8 of the Account’s consolidated financial statements.

(2)

This amount represents the Account’s aggregate commitment to purchase interests in five limited partnerships and to purchase shares in a private real estate equity investment trust. The timing of contributions made pursuant to these commitments will depend on when the sponsor of the investment vehicle calls for such contribution.

Note that the Contractual Obligations table above does not include payments on debt held in Investments in Joint Ventures as it is the obligation of the individual joint venture entities. See Note 7–Investments in Joint Ventures and Limited Partnerships.

Effects of Inflation and Increasing Operating Expenses

Inflation, along with increased insurance, taxes, utilities and security costs, may increase property operating expenses in the future. Any such increases in operating expenses are generally billed to tenants either through contractual lease provisions in office, industrial, and retail properties or through rent increases in apartment complexes. The Account remains responsible for the expenses for unleased space in a property as well as expenses which may not be reimbursed under the terms of an existing lease.

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

Accounting For Investments at Fair Value

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Account adopted Statement 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value. Historically, the Account recorded mortgage loans payable at fair value. The adoption of Statement No. 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy

In accordance with FASB Statement No.157, “Fair Value Measurements,” the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets and liabilities include real estate related marketable securities.

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

Examples of securities which may be held by the Account and included in Level 2 include Certificates of Deposit, Commercial Paper, Government Agency Notes and Variable Notes.

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Level 3 assets and liabilities include investments in real estate, investments in joint ventures and limited partnerships, mortgage loan receivable, and mortgage loans payable.

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

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed below in more detail, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties

Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the TIAA Board of Trustees (“Board”) and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves significant judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ from those estimates.

Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, each property is valued each quarter with an independent external appraisal completed for each real estate property at least once a year. In general, the Account obtains appraisals for each real estate property throughout the quarter, which is intended to result in appraisal adjustments (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day in each period.

Starting with the second quarter of 2009, Account management intends to have each real property owned by the Account appraised by independent appraisers once per calendar quarter. TIAA’s internal appraisal staff will continue to oversee the entire appraisal process, in conjunction with the Account’s independent fiduciary. Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant).

An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge.

Management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Also, the independent fiduciary can require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed the prescribed limits discussed above before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships

Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, that occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and limited partnerships are generally classified within level 3 of the valuation hierarchy.

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

Valuation of Mortgage Loan Receivable

The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable

Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred exclusive of transaction costs. Mortgage loans payable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation

Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds

The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account. As circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle.

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

The Account’s assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash, cash equivalents, and short-term and other debt instruments,

•	the value of the Account’s other securities and other assets,

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account,

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments, and non real estate-related investments (including short-term marketable securities); and

•

actual net operating income received from the Account’s properties, other real estate-related investments and non real estate-related investments (only to the extent any such item of income differs from the estimated income accrued for on such investments), and then reducing the sum by the Account’s liabilities, including the daily investment management fee and certain other expenses attributable to operating the Account.

After the end of every quarter, the Account reconciles the amount deducted from the Account (which is established in order to approximate the costs that the Account will incur) with the expenses the Account actually incurred. If there is a difference, the Account adds it to or deducts it from the Account in equal daily installments over the remaining days of the quarter, provided that material differences may be repaid in the current calendar quarter, in accordance with generally accepted accounting principles (“GAAP”). The Account’s at-cost deductions are based on projections of Account assets and overall expenses, and the size of any adjusting payments will be directly affected the difference between management’s projections and the Account’s actual assets or expenses.

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

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. It is expected that more transactions will constitute a business under FASB Statement No. 141(R). This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Account reports all investments in real estate at fair value and therefore does not account for the acquisition of real estate investments as a business combination under this statement.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 will not impact on the financial position or results of operations of the Account.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles” (the approval occurred on September 16, 2008). This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The application of the GAAP Hierarchy did not impact the Account.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of Statement No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Account adopted this guidance effective September 30, 2008. The adoption of this guidance did not have a material effect on the financial position or results of operations of the Account.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2008, represented 95.63% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

•

General Real Estate Risk—The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally, disruptions in the credit and/or capital markets, or changing supply and demand for certain types of properties;

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

•

Risks of Borrowing—The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property, buys a property subject to a mortgage or holds a property subject to a mortgage; and

•

Foreign Currency Risk—The risk that the value of the Account’s foreign investments, related debt, or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

Given the significant concentration (over 95% as of December 31, 2008) of the Account’s total investments being held in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held between 75% and 85% of its investments in real estate and real estate related assets.

Other risks inherent to, and associated with, the acquisition, ownership and sale of real estate related investments are detailed elsewhere in this Form 10-K, including in “Item 7. Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations” and the risk factors discussed in “Item 1A. Risk Factors”.

As of December 31, 2008, 4.37% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. As of December 31, 2008, marketable securities include high-quality short-term debt instruments (i.e., commercial paper and government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above. Currently, the Account does not invest in derivative financial instruments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.50%) are discussed in more detail in Note 8 to the Account’s financial statements contained herein.

The Account’s investments in cash equivalents, marketable securities, and mortgage loans receivable are subject to the following general risks:

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

•

Deposit/Money Market–The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to significant concentration of deposit risk. In addition, there is some risk that investments held in money market accounts can suffer losses.

In addition, to the extent the Account were to hold mortgage-backed securities (including commercial mortgage-backed securities (“CMBS”)), these securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

TIAA has established and maintains an effective system of internal controls over financial reporting designed to provide reasonable assurance that assets are properly safeguarded, that transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable financial statements. In addition, TIAA’s internal audit personnel provide regular reviews and assessments of the internal controls and operations of the Account, and the Vice President of Internal Audit regularly reports to the Audit Committee of the TIAA Board of Trustees.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying financial statements for the years ended December 31, 2008, 2007 and 2006. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s financial statements.

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

March 20, 2009	/s/ Roger W. Ferguson, Jr.
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

Rosalie J. Wolf, Audit Committee Chair
Glenn A. Britt, Audit Committee Member
Donald K. Peterson, Audit Committee Member
David L. Shedlarz, Audit Committee Member

March 20, 2009

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	December 31, 2008	December 31, 2007
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,031,744 and $9,804,489)	$10,305,040	$11,983,715
Real estate joint ventures and limited partnerships (cost: $2,329,850 and $2,260,919)	2,463,196	3,158,870
Marketable securities:
Real estate related (cost: $0 and $439,154)	—	426,630
Other (cost: $511,703 and $3,371,896)	511,711	3,371,866
Mortgage loan receivable (cost: $75,000 and $75,000)	71,767	72,520

Total investments (cost: $12,948,297 and $15,951,458)	13,351,714	19,013,601
Cash	22,127	6,144
Due from investment advisor	—	11,196
Other	203,113	201,826

TOTAL ASSETS	13,576,954	19,232,767

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,910,121 and $1,427,857)	1,830,040	1,392,093
Payable for securities transactions	108	866
Due to investment advisor	9,892	—
Accrued real estate property level expenses	203,874	154,639
Security deposits held	24,116	24,632

TOTAL LIABILITIES	2,068,030	1,572,230

NET ASSETS
Accumulation Fund	11,106,246	17,160,703
Annuity Fund	402,678	499,834

TOTAL NET ASSETS	$11,508,924	$17,660,537

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 9 and 10	41,542	55,106

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$267.35	$311.41

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
INVESTMENT INCOME
Real estate income, net:
Rental income	$979,295	$987,434	$834,456

Real estate property level expenses and taxes:
Operating expenses	257,351	247,473	207,453
Real estate taxes	132,979	126,926	110,060
Interest expense	88,531	83,623	72,160

Total real estate property level expenses and taxes	478,861	458,022	389,673

Real estate income, net	500,434	529,412	444,783
Income from real estate joint ventures and limited partnerships	116,889	93,724	60,789
Interest	76,444	129,474	118,621
Dividends	5,079	12,440	16,786

TOTAL INVESTMENT INCOME	698,846	765,050	640,979

Expenses—Note 2:
Investment advisory charges	47,622	49,239	26,899
Administrative and distribution charges	77,577	63,593	45,713
Mortality and expense risk charges	8,116	8,052	6,932
Liquidity guarantee charges	19,725	19,410	3,905

TOTAL EXPENSES	153,040	140,294	83,449

INVESTMENT INCOME, NET	545,806	624,756	557,530

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized (loss) gain on investments:
Real estate properties	(18,097)	127,835	76,137
Real estate joint ventures and limited partnerships	(17)	70,765	—
Marketable securities	(11,041)	47,180	10,257

Total realized (loss) gain on investments	(29,155)	245,780	86,394

Net change in unrealized (depreciation) appreciation on:
Real estate properties	(1,905,930)	898,173	659,371
Real estate joint ventures and limited partnerships	(702,797)	391,333	217,360
Marketable securities	15,820	(148,659)	120,454
Mortgage loan receivable	(753)	(2,141)	(339)
Mortgage loans payable	109,791	53,949	(26,569)

Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(2,483,869)	1,192,655	970,277

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(2,513,024)	1,438,435	1,056,671

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,967,218)	$2,063,191	$1,614,201

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
FROM OPERATIONS
Investment income, net	$545,806	$624,756	$557,530
Net realized (loss) gain on investments	(29,155)	245,780	86,394
Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(2,483,869)	1,192,655	970,277

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(1,967,218)	2,063,191	1,614,201

FROM PARTICIPANT TRANSACTIONS
Premiums	1,008,233	1,186,870	1,085,058
Purchase of Liquidity Units by TIAA	155,600	—	—
Net transfers (to) from TIAA	(1,912,937)	153,137	215,894
Net transfers (to) from CREF Accounts	(2,519,837)	832,782	1,154,123
Net transfers to TIAA-CREF Institutional Mutual Funds	(207,547)	(51,612)	(15,319)
Annuity and other periodic payments	(99,518)	(95,776)	(65,192)
Withdrawals and death benefits	(608,389)	(560,748)	(404,783)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(4,184,395)	1,464,653	1,969,781

NET (DECREASE) INCREASE IN NET ASSETS	(6,151,613)	3,527,844	3,583,982
NET ASSETS
Beginning of period	17,660,537	14,132,693	10,548,711

End of period	$11,508,924	$17,660,537	$14,132,693

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,967,218)	$2,063,191	$1,614,201
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of real estate properties	(164,104)	(639,704)	(2,016,229)
Amortization of discount on debt	—	531	462
Capital improvements on real estate properties	(174,360)	(133,714)	(117,041)
Proceeds from sale of real estate properties	93,113	568,120	387,290
Decrease (increase) in other investments	3,284,427	(1,904,859)	(836,478)
Funding of mortgage loan receivable	—	—	(74,661)
(Increase) decrease in other assets	(1,290)	36,052	(47,121)
(Decrease) increase in payable for securities transactions	(758)	(353)	226
Change in due to (from) investment advisor	21,088	(2,734)	(745)
Increase (decrease) in accrued real estate property level expenses and taxes	49,235	(15,018)	23,868
(Decrease) increase in security deposits held	(516)	5,389	2,813
Net realized loss (gain) on total investments	29,155	(245,780)	(86,394)
Unrealized loss (gain) on total investments and mortgage loans payable	2,483,869	(1,192,655)	(970,277)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,652,641	(1,461,534)	(2,120,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	548,567	—	153,000
Principal payments of mortgage loans payable	(830)	(560)	(321)
Premiums	1,008,233	1,186,870	1,085,058
Purchase of Liquidity Units by TIAA	155,600	—	—
Net transfers (to) from TIAA	(1,912,937)	153,137	215,894
Net transfers (to) from CREF Accounts	(2,519,837)	832,782	1,154,123
Net transfers to TIAA-CREF Institutional Mutual Funds	(207,547)	(51,612)	(15,319)
Annuity and other periodic payments	(99,518)	(95,776)	(65,192)
Withdrawals and death benefits	(608,389)	(560,748)	(404,783)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,636,658)	1,464,093	2,122,460

NET INCREASE IN CASH	15,983	2,559	2,374
CASH
Beginning of period	6,144	3,585	1,211

End of period	$22,127	$6,144	$3,585

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$88,723	$83,063	$68,034

Debt assumed in acquisition of properties	$—	$8,922	$288,951

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account on a daily basis under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

Accounting For Investments at Fair Value: In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement was effective as of January 1, 2008 for the Account. The adoption of Statement No. 157 did not have a material impact on the Account’s financial position or results of operations.

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

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets and liabilities include real estate related marketable securities.

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

Examples of securities which may be held by the Account and included in Level 2 include Certificates of Deposit, Commercial Paper, Government Agency Notes and Variable Notes.

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Level 3 assets and liabilities include investments in real estate, investments in joint ventures and limited partnerships, mortgage loan receivable, and mortgage loans payable.

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

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed below in more detail, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following is a description of the valuation methodologies used for investments measured at fair value.

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ from those estimates.

Real estate properties owned by the Account are initially valued based on an independent appraisal at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, each property is valued each quarter with an independent external appraisal completed for each real estate property at least once a year. In general, the Account obtains appraisals for each real estate property throughout the quarter, which is intended to result in appraisal adjustments (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day in each period.

Starting with the second quarter of 2009, Account management intends to have each real property owned by the Account appraised by independent appraisers once per calendar quarter. TIAA’s internal appraisal staff will continue to oversee the entire appraisal process, in conjunction with the Account’s independent fiduciary. Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant).

An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge.

Management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Also, the independent fiduciary can require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves mortgage valuation adjustments which exceed the prescribed limits discussed above before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Valuation of Mortgage Loan Receivable: The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable: Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred exclusive of transaction costs. Mortgage loans payable are valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include maturities of forward foreign currency contracts, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account. As circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle.

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

The Account’s assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash, cash equivalents, and short-term and other debt instruments;

•	the value of the Account’s other securities and other assets;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account; and

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments (including short-term marketable securities); and

•

actual net operating income received from the Account’s properties, other real estate-related investments and non real estate-related investments (only to the extent any such item of income differs from the estimated income accrued for on such investments), and then reducing the sum by the Account’s liabilities, including the daily investment management fee and certain other expenses attributable to operating the Account.

After the end of every quarter, the Account reconciles the amount deducted from the Account (which is established in order to approximate the costs that the Account will incur) with the expenses the Account actually incurred. If there is a difference, the Account adds it to or deducts it from the Account in equal daily installments over the remaining days of the quarter, provided that material differences may be repaid in the current calendar quarter. The Account’s at-cost deductions are based on projections of Account assets and overall expenses, and the size of any adjusting payments will be directly affected the difference between management’s projections and the Account’s actual assets or expenses.

Cash: The Account maintains cash in bank deposit accounts which, at times, exceeds federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account.

Due to/from Related Party: Due to/from investment advisor represents amounts that were paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is charged on these amounts.

Reclassifications: During 2007, the Account determined that its pro rata share of 2006 undistributed earnings from joint venture investments totaling approximately $24 million was reported as income from real estate joint ventures and limited partnerships for the year ended December 31, 2006 when the Account should have reported this amount as unrealized appreciation on real estate joint ventures and limited partnerships. Accordingly, the Statement of Operations for the year ended December 31, 2006 and certain quarters of 2007 have been adjusted to reflect a reclassification of these undistributed earnings to unrealized appreciation on real estate joint ventures and limited partnerships equal to this amount. There is no impact to the Account’s total assets, total net assets or net asset value per accumulation unit for the periods presented as a result of this reclassification.

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

Through December 31, 2007, administrative and distribution services for the Account were provided by TIAA-CREF Individual & Institutional Services, LLC (“Services”) pursuant to a combined Distribution and Administrative Services Agreement with the Account. Services, a wholly-owned subsidiary of TIAA, is a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Effective January 1, 2008, the Account entered into the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “New Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and Services. Pursuant to the New Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. Also effective January 1, 2008, TIAA performs administrative functions previously performed for the Account by Services, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership and (viii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the New Distribution Agreement) and administrative services continue to be provided to the Account by Services and TIAA, as applicable, on an at cost basis.

The New Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year and adjusted periodically, and with the objective of keeping the payments as close as possible to the Account’s expenses actually incurred. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA funds any such transfer and withdrawal requests by purchasing accumulation units of the Account. See Note 3 below.

To the extent TIAA has purchased and owns accumulation units issued pursuant to the liquidity guarantee, the independent fiduciary would monitor and oversee, among other things, TIAA’s ownership interest in the Account and may require TIAA to eventually redeem some of its liquidity units, particularly when the Account has uninvested cash or liquid investments available. TIAA also receives a fee for assuming certain mortality and expense risks.

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in the Condensed Financial Information disclosed in Note 9.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of December 31, 2008, the TIAA General Account owned 576,868 accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. TIAA purchased an aggregate of $155.6 million of Liquidity Units on December 24, 2008.

In accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants. As of December 31, 2008, the TIAA General Account had assets equal to approximately $195.2 billion. Management believes that TIAA has the ability to meet its obligations under the liquidity guarantee.

As discussed in the Account’s prospectus and in accordance with a prohibited transaction exemption from the U.S. Department of Labor (PTE 96-76), the Account’s independent fiduciary, Real Estate Research Corporation, has certain responsibilities with respect to the Account that it has undertaken or is currently undertaking with respect to TIAA’s purchase of Liquidity Units, including among other things, reviewing the purchase and redemption of Liquidity Units by TIAA to ensure the Account uses the correct unit values. In addition, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

•	establishing the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”) and creating a method for changing the trigger point;

•	approving any adjustment of TIAA’s ownership interest in the Account and, in its discretion, requiring an adjustment if TIAA’s ownership of Liquidity Units reaches the trigger point; and

•

once the trigger point has been reached, participating in any program to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. The independent fiduciary’s role in participating in any asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines and (iii) approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of Liquidity Units.

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2008, TIAA owned 1.4% of the outstanding accumulation units of the Account.

During 2009, pursuant to this liquidity guarantee obligation, TIAA has made additional purchases of Liquidity Units in multiple transactions. As of March 18, 2009, TIAA owned an aggregate of 3.6 million

Liquidity Units (representing a total investment of $942.6 million). As of such date, TIAA owned 8.7% of the outstanding accumulation units of the Account.

As discussed in more detail in Note 7, TIAA and Services provide services to the Account on an at cost basis. See Note 9 for details of the expense charge and expense ratio.

Note 4—Credit Risk Concentrations

Concentrations of credit risk arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2% of the Rental Income of the Account.

The majority of our wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Market Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.7%	19.4%	11.9%	1.2%	1.9%	56.1%
Apartment	2.1%	5.9%	4.9%	0.0%	0.0%	12.9%
Industrial	1.7%	6.9%	3.9%	1.3%	0.0%	13.8%
Retail	4.2%	1.0%	9.0%	0.5%	2.0%	16.7%
Storage(3)	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	29.9%	33.4%	29.8%	3.0%	3.9%	100%

(1)	Market values for properties held in joint venture investments are net of debt.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Note 5—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2058. Contractual minimum annual rental income for the properties owned by the Account, excluding short-term residential and storage facility leases, are as follows (in thousands):

Years Ending December 31,
2009	$1,009,291
2010	906,198
2011	765,252
2012	655,990
2013	541,180
2014—2058	1,672,107

Total	$5,550,018

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008
Real estate properties	$—	$—	$10,305,040	$10,305,040
Real Estate joint ventures and limited partnerships	—	—	2,463,196	2,463,196
Marketable securities-other	—	511,711	—	511,711
Mortgage loan receivable	—	—	71,767	71,767

Total Investments	$—	$511,711	$12,840,003	$13,351,714

Mortgage loans payable	$—	$—	$1,830,040	$1,830,040

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months and year ended December 31, 2008 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended December 31, 2008:
Beginning balance October 1, 2008	$11,783,941	$2,960,646	$71,428	$14,816,015	$(1,697,506)
Total realized and unrealized (loss) gain included in changes in net assets	(1,483,673)	(509,417)	339	(1,992,751)	71,167
Purchases, issuances, and settlements(1)	4,772	11,967	—	16,739	(203,701)

Ending balance December 31, 2008	$10,305,040	$2,463,196	$71,767	$12,840,003	$(1,830,040)

For the year ended December 31, 2008:
Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized (loss) gain included in changes in net assets	(1,924,027)	(702,814)	(753)	(2,627,594)	109,791
Purchases, issuances, and settlements(1)	245,352	7,140	—	252,492	(547,738)

Ending balance December 31, 2008	$10,305,040	$2,463,196	$71,767	$12,840,003	$(1,830,040)

(1)	This line includes the net of contributions, distributions and accrued operating income for real estate joint ventures and limited partnerships as well as principal payments on mortgage loans payable.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnership	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended December 31, 2008	$(1,483,045)	$(509,417)	$339	$(1,992,123)	$(71,167)

The amount of total gains or losses for the year ended December 31, 2008 included in earnings (or changes in net assets) attributable to the change in unrealized gain or (loss) relating to assets still held at the reporting date	$(1,921,932)	$(702,797)	$(753)	$(2,625,482)	$(109,791)

Note 7—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At December 31, 2008, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s allocated portion of the mortgage loans payable was $1.9 billion and $2.0 billion at December 31, 2008 and December 31, 2007, respectively. The Account’s equity in the joint ventures at December 31, 2008 and December 31, 2007 was $2.2 billion and $2.8 billion, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	December 31, 2008	December 31, 2007
Assets
Real estate properties, at value	$5,947,028	$7,001,687
Other assets	95,411	99,799

Total assets	$6,042,439	$7,101,486

Liabilities and Equity
Mortgage loans payable, at value	$2,571,843	$2,707,161
Other liabilities	58,378	64,738

Total liabilities	2,630,221	2,771,899
Equity	3,412,218	4,329,587

Total liabilities and equity	$6,042,439	$7,101,486

	Years Ended December 31,
	2008	2007	2006
Operating Revenues and Expenses
Revenues	$562,031	$534,469	$299,079
Expenses	333,700	315,077	157,807

Excess of revenues over expenses	$228,331	$219,392	$141,272

Principal on mortgage loans payable on joint ventures is as follows (in thousands):

Amount
2009	$54,660
2010	511,525
2011	119,905
2012	721,565
2013	90,578
Thereafter	1,227,497

Total maturities	$2,725,730

Management of the Account monitors the financial position of the Account’s joint venture partners. To the extent that Management of the Account determines that a joint venture partner has financial or liquidity concerns, Management will evaluate all actions and remedies available to the Account under the applicable joint venture agreement to minimize any potential adverse implications to the Account.

The Account invests in limited partnerships that own real estate properties and other real estate related assets and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At December 31, 2008, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. The Account’s investment in limited partnerships was $286.5 million and $331.4 million at December 31, 2008 and December 31, 2007, respectively.

Note 8—Mortgage Loans Payable

At December 31, 2008, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(e)	Amounts as of December 31, 2008	Maturity
701 Brickell(a)	3.91% paid monthly(f)	$126,000	October 1, 2010
Four Oaks Place(b)	3.91% paid monthly(f)	200,000	October 1, 2010
Ontario Industrial Portfolio(c)	7.42% paid monthly	8,702	May 1, 2011
1 & 7 Westferry Circus(d)	5.40% paid quarterly	192,982	November 15, 2012
Reserve at Sugarloaf(c)	5.49% paid monthly	25,531	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(c)	5.55% paid monthly	8,749	September 1, 2013
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
Preston Sherry Plaza	5.85% paid monthly	23,500	September 1, 2015
The Colorado(c)	5.65% paid monthly	87,806	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood	5.95% paid monthly	42,000	December 1, 2015
Regents Court	5.76% paid monthly	35,900	December 1, 2015
The Caruth	5.71% paid monthly	42,000	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,910,121
Fair value adjustment		(80,081)

Total mortgage loans payable at fair value		$1,830,040

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

(d)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars using the exchange rate as of December 31, 2008. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment was an unrealized gain of $39.6 million.

(e)	Interest rates are taxed, unless stated otherwise.

(f)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

Principal on mortgage loans payable is due as follows (in thousands):

Amount
2009	$3,303
2010	330,827
2011	13,139
2012	198,368
2013	553,189
Thereafter	811,295

Total maturities	$1,910,121

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Per Accumulation Unit data:
Rental income	$18.794	$17.975	$16.717	$15.604	$13.422
Real estate property level expenses and taxes	9.190	8.338	7.807	7.026	5.331

Real estate income, net	9.604	9.637	8.910	8.578	8.091
Other income	3.808	4.289	3.931	3.602	3.341

Total income	13.412	13.926	12.841	12.180	11.432
Expense charges(1)	2.937	2.554	1.671	1.415	1.241

Investment income, net	10.475	11.372	11.170	10.765	10.191
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(54.541)	26.389	22.530	18.744	13.314

Net (decrease) increase in Accumulation Unit Value	(44.066)	37.761	33.700	29.509	23.505
Accumulation Unit Value:
Beginning of period	311.414	273.653	239.953	210.444	186.939
End of period	267.348	311.414	273.653	239.953	210.444

Total return	(14.15)%	13.8%	14.04%	14.02%	12.57%
Ratios to Average net Assets:
Expenses(1)	0.95%	0.87%	0.67%	0.63%	0.63%
Investment income, net	3.38%	3.88%	4.49%	4.82%	5.17%
Portfolio turnover rate:
Real estate properties	0.64%	5.59%	3.62%	6.72%	2.32%
Marketable securities	25.67%	13.03%	51.05%	77.63%	143.47%
Accumulation Units outstanding at end of period (in thousands):	41,542	55,106	50,146	42,623	33,338
Net assets end of period (in thousands)	$11,508,924	$17,660,537	$14,132,693	$10,548,711	$7,245,550

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2008 would be $12.127 ($10.892, $9.478, $8.441, and $6.572, for the years ended December 31, 2007, 2006, 2005 and 2004, respectively), and the Ratio of Expenses to Average Net Assets for the Year ended December 31, 2008 would be 3.91% (3.71%, 3.81%, 3.78% and 3.33% for the years ended December 31, 2007, 2006, 2005, and 2004, respectively).

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For The Years Ended,
	2008	2007	2006
Outstanding:
Beginning of period	55,106	50,146	42,623
Credited for premiums	3,271	3,795	4,056
Credited for purchase of liquidity units by TIAA (see Note 3)	577	—	—
Net units (cancelled) credited for transfers, net disbursements, and amounts applied to the Annuity Fund	(17,412)	1,165	3,467

End of period	41,542	55,106	50,146

Note 11—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. On January 13, 2009, the Account sold a residential apartment complex in Phoenix, Arizona for sales proceeds of approximately $20.0 million and realized a loss of approximately $11.7 million. On February 19, 2009, the Account sold a residential apartment complex in Houston, TX for sales proceeds of approximately $8.9 million and realized a loss of approximately $5.2 million.

As of December 31, 2008, the Account had outstanding commitments to purchase interests in five limited partnerships and shares in a private real estate equity investment trust. Approximately $79.3 million remains to be funded under these commitments.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

During 2009, pursuant to the liquidity guarantee obligation, TIAA has made additional purchases of Liquidity Units in multiple transactions. As of March 18, 2009, TIAA owned an aggregate of 3.6 million accumulation units (representing a total investment of $942.6 million). As of such date, TIAA owned 8.7% of the outstanding accumulation units of the Account.

Note 12—New Accounting Pronouncements

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

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. It is expected that more transactions will constitute a business under FASB Statement No. 141(R). This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Account reports all investments in real estate at fair value and therefore does not account for the acquisition of real estate investments as a business combination under this statement.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 will not impact the financial position or results of operations of the Account.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles” (the approval occurred on September 16, 2008). This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The application of the GAAP Hierarchy did not impact the Account.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of Statement No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Account adopted this guidance effective September 30, 2008. The adoption of this guidance did not have a material effect on the financial position or results of operations of the Account.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—77.18% and 63.04%

Location/Description	Type	Value
		2008		2007
Alabama:
Inverness Center	Office	$102,891		$125,522
Arizona:
Camelback Center	Office	58,000		80,000
Kierland Apartment Portfolio	Apartments	146,830		170,084
Phoenix Apartment Portfolio	Apartments	129,244		156,110
California:
3 Hutton Centre Drive	Office	45,710		64,200
50 Fremont	Office	386,600	(1)	478,000	(1)
88 Kearny Street	Office	99,815		123,822
275 Battery	Office	220,025		271,917
980 9th Street and 1010 8th Street	Office	151,600		178,000
Rancho Cucamonga Industrial Portfolio	Industrial	102,300		133,000
Capitol Place	Office	50,000		53,539
Centerside I	Office	46,400		67,500
Centre Pointe and Valley View	Industrial	29,000		34,143
Great West Industrial Portfolio	Industrial	93,600		—
Larkspur Courts	Apartments	71,500		97,000
Northern CA RA Industrial Portfolio	Industrial	63,456		69,602
Ontario Industrial Portfolio	Industrial	278,000	(1)	355,399	(1)
Pacific Plaza	Office	104,970	(1)	127,130	(1)
Regents Court	Apartments	59,000	(1)	69,000
Southern CA RA Industrial Portfolio	Industrial	107,218		110,718
The Legacy at Westwood	Apartments	89,224	(1)	126,580
Wellpoint	Office	46,000		51,000
Westcreek	Apartments	31,500		39,190
West Lake North Business Park	Office	54,425		68,622
Westwood Marketplace	Retail	95,100		96,562
Wilshire Rodeo Plaza	Office	213,783	(1)	230,439	(1)
Colorado:
Palomino Park	Apartments	173,000		194,001
The Lodge at Willow Creek	Apartments	40,000		43,500
The Market at Southpark	Retail	29,000		35,800
Connecticut:
Ten & Twenty Westport Road	Office	174,400		183,006
Florida:
701 Brickell	Office	255,000	(1)	275,942
4200 West Cypress Street	Office	41,568		48,044
Plantation Grove	Retail	11,950		15,400
Pointe on Tampa Bay	Office	49,700		60,972
Publix at Weston Commons	Retail	50,987	(1)	55,200	(1)
Quiet Waters at Coquina Lakes	Apartments	21,810		26,205
Royal St. George	Apartments	—		27,000
Seneca Industrial Park	Industrial	101,296		122,334

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Location/Description	Type	Value
		2008		2007
Florida: (continued)
South Florida Apartment Portfolio	Apartments	$62,155		$68,249
Suncrest Village	Retail	15,800		19,500
The Fairways of Carolina	Apartments	20,942		27,208
The North 40 Office Complex	Office	64,398		67,004
Urban Centre	Office	113,274		135,577
France:
Printemps de L’Homme	Retail	247,621		279,078
Georgia:
1050 Lenox Park	Apartments	57,550		85,500
Atlanta Industrial Portfolio	Industrial	54,001		58,300
Glenridge Walk	Apartments	37,575		52,900
Reserve at Sugarloaf	Apartments	44,900	(1)	52,000	(1)
Shawnee Ridge Industrial Portfolio	Industrial	69,000		76,742
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	63,932		77,643
Chicago Industrial Portfolio	Industrial	78,022		86,421
East North Central RA Industrial Portfolio	Industrial	—		38,016
Oak Brook Regency Towers	Office	75,937		86,892
Parkview Plaza	Office	65,846		66,067
Maryland:
Broadlands Business Park	Industrial	27,520		35,500
FEDEX Distribution Facility	Industrial	—		9,900
GE Appliance East Coast Distribution Facility	Industrial	40,500		48,000
Massachusetts:
99 High Street	Office	320,107	(1)	344,688	(1)
Needham Corporate Center	Office	32,494		33,275
Northeast RA Industrial Portfolio	Industrial	30,794		33,300
The Newbry	Office	315,600		389,880
Minnesota:
Champlin Marketplace	Retail	17,101		18,375
Nevada:
UPS Distribution Facility	Industrial	12,100		15,900
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18,300		23,500
Marketfair	Retail	90,759		95,500
Morris Corporate Center III	Office	94,955		119,600
NJ Caleast Industrial Portfolio	Industrial	49,000		42,225
Plainsboro Plaza	Retail	33,500		51,000
South River Road Industrial	Industrial	43,872		53,400
New York:
780 Third Avenue	Office	341,000		375,000
The Colorado	Apartments	153,006	(1)	113,033

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Location/Description	Type	Value
		2008		2007
Ohio:
Columbus Portfolio	Office	$—		$26,315
Pennsylvania:
Lincoln Woods	Apartments	32,025		37,917
Tennessee:
Airways Distribution Center	Industrial	17,400		24,300
Summit Distribution Center	Industrial	22,700		27,500
Texas:
Dallas Industrial Portfolio	Industrial	141,328		154,056
Four Oaks Place	Office	438,000	(1)	419,270
Houston Apartment Portfolio	Apartments	267,468		296,241
Lincoln Centre	Office	269,000	(1)	305,000	(1)
Park Place on Turtle Creek	Office	40,094		48,283
Pinnacle Industrial /DFW Trade Center	Industrial	38,733		46,700
Preston Sherry Plaza	Office	38,400	(1)	45,500
South Frisco Village	Retail	36,300	(1)	48,500	(1)
The Caruth	Apartments	61,349	(1)	65,427
The Maroneal	Apartments	38,456		40,034
United Kingdom:
1 & 7 Westferry Circus	Office	232,802	(1)	436,127	(1)
Virginia:
8270 Greensboro Drive	Office	57,000		63,500
Ashford Meadows	Apartments	79,319		94,060
One Virginia Square	Office	51,797		59,539
The Ellipse at Ballston	Office	84,018		92,504
Washington:
Creeksides at Centerpoint	Office	27,200		42,000
Fourth & Madison	Office	407,500	(1)	487,000	(1)
Millennium Corporate Park	Office	162,193		158,000
Northwest RA Industrial Portfolio	Industrial	24,100		23,402
Rainier Corporate Park	Industrial	81,035		81,161
Regal Logistics Campus	Industrial	67,000		71,000
Washington DC:
1001 Pennsylvania Avenue	Office	550,757	(1)	640,150	(1)
1401 H Street, NW	Office	194,600	(1)	224,573	(1)
1900 K Street	Office	245,000		285,000
Mazza Gallerie	Retail	83,003		97,000

TOTAL REAL ESTATE PROPERTIES
(Cost $10,031,744 and $9,804,489)		10,305,040		11,983,715

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—18.45% and 16.61%

REAL ESTATE JOINT VENTURES—16.30% and 14.87%

Location/Description	Value
	2008		2007
California:
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	$239,748	(2)	$369,402	(2)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	105,074		118,997
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	281,941	(2)	296,486	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	196,202		260,879
West Dade Associates
Miami International Mall (50% Account Interest)	105,312	(2)	109,945	(2)
Georgia:
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	78,209		115,427
Illinois:
IL-161 Clark Street LLC
161 North Clark Street (75% Account Interest)	—		3,151	(3)
Massachusetts:
MA-One Boston Place REIT
One Boston Place (50.25% Account Interest)	212,083		246,440
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	73,969	(2)	75,827	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	36,048		44,178
Various:
DDR TC LLC
DDR Joint Venture—Various (85% Account Interest)	712,773	(2,4)	1,028,297	(2,4)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	67,621	(2,4)	81,943	(2,4)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	67,731	(2,4)	76,536	(2,4)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,068,714 and $2,005,340)	2,176,711		2,827,508

LIMITED PARTNERSHIPS—2.15% and 1.74%
Cobalt Industrial REIT (10.998% Account Interest)	31,784		32,840
Colony Realty Partners LP (5.27% Account Interest)	29,000		32,505
Heitman Value Partners Fund (8.43% Account Interest)	16,334		24,489
Lion Gables Apartment Fund (18.46% Account Interest)	186,471		205,162
MONY/Transwestern Mezz RP II (16.67% Account Interest)	17,710		36,366
Transwestern Mezz Realty Partners III, LLC (11.70% Account Interest)	5,186		—

TOTAL LIMITED PARTNERSHIPS
(Cost $261,136 and $255,579)	286,485		331,362

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,329,850 and $2,260,919)	2,463,196		3,158,870

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

MARKETABLE SECURITIES—3.83% and 19.97%
REAL ESTATE-RELATED MARKETABLE SECURITIES—0.00% and 2.24%

Shares		Issuer	Value
2008	2007		2008	2007
—	51,200	Acadia Realty Trust	$—	$1,311
—	3,300	Alexander’s Inc.	—	1,166
—	53,100	Alexandria Real Estate Equities Inc.	—	5,399
—	164,585	AMB Property Corp.	—	9,474
—	45,100	American Campus Communities Inc.	—	1,211
—	214,600	American Financial Realty Trust	—	1,721
—	159,700	Apartment Investment & Management Co.	—	5,546
—	200,000	Ashford Hospitality Trust Inc.	—	1,438
—	27,500	Associated Estates Realty Corp.	—	260
—	132,200	AvalonBay Communities Inc.	—	12,445
—	109,100	BioMed Realty Trust Inc.	—	2,528
—	198,600	Boston Properties Inc.	—	18,233
—	148,100	Brandywine Realty Trust	—	2,655
—	86,500	BRE Properties Inc.	—	3,506
—	341,650	Brookfield Properties Corp.	—	6,577
—	93,500	Camden Property Trust	—	4,502
—	110,900	CBL & Associates Properties Inc.	—	2,652
—	74,900	Cedar Shopping Centers Inc.	—	766
—	75,400	Colonial Properties Trust	—	1,706
—	79,500	Corporate Office Properties Trust	—	2,504
—	71,100	Cousins Properties Inc.	—	1,571
—	281,100	DCT Industrial Trust Inc.	—	2,617
—	205,000	Developers Diversified Realty Corp.	—	7,849
—	157,000	DiamondRock Hospitality Co.	—	2,352
—	99,000	Digital Realty Trust Inc.	—	3,799
—	164,400	Douglas Emmett Inc.	—	3,717
—	243,000	Duke Realty Corp.	—	6,337
—	51,700	Dupont Fabros Technology	—	1,013
—	39,400	EastGroup Properties Inc.	—	1,649
—	49,900	Education Realty Trust Inc.	—	561
—	37,300	Equity Lifestyle Properties Inc.	—	1,703
—	60,800	Equity One Inc.	—	1,400
—	452,300	Equity Residential	—	16,495
—	42,000	Essex Property Trust Inc.	—	4,095
—	108,700	Extra Space Storage Inc.	—	1,553
—	93,700	Federal Realty Investment Trust	—	7,697
—	101,300	FelCor Lodging Trust Inc.	—	1,579
—	74,700	First Industrial Realty Trust Inc.	—	2,585
—	41,600	First Potomac Realty Trust	—	719
—	384,500	General Growth Properties Inc.	—	15,834
—	62,700	Glimcher Realty Trust	—	896
—	64,200	GMH Communities Trust	—	354
—	360,900	HCP Inc	—	12,552
—	141,700	Health Care REIT Inc	—	6,333
—	84,600	Healthcare Realty Trust Inc	—	2,148
—	70,900	Hersha Hospitality Trust	—	674
—	96,300	Highwoods Properties Inc.	—	2,829
—	55,500	Home Properties Inc.	—	2,489
—	155,800	Hospitality Properties Trust	—	5,020

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Shares		Issuer	Value
2008	2007		2008	2007
—	869,070	Host Hotels & Resorts Inc.	$—	$14,809
—	375,400	HRPT Properties Trust	—	2,902
—	95,300	Inland Real Estate Corp.	—	1,349
—	54,100	Kilroy Realty Corp.	—	2,973
—	365,921	Kimco Realty Corp.	—	13,320
—	47,600	Kite Realty Group Trust	—	727
—	66,600	LaSalle Hotel Properties	—	2,125
—	151,900	Liberty Property Trust	—	4,376
—	121,000	Macerich Co./The	—	8,598
—	111,900	Mack-Cali Realty Corp.	—	3,805
—	59,900	Maguire Properties Inc.	—	1,765
—	42,300	Mid-America Apartment Communities	—	1,808
—	155,200	Nationwide Health Properties Inc.	—	4,869
—	25,400	Parkway Properties Inc./Md	—	939
—	65,900	Pennsylvania Real Estate Investment Trust	—	1,956
—	72,200	Post Properties Inc.	—	2,536
—	427,900	Prologis	—	27,120
—	26,900	PS Business Parks Inc.	—	1,414
—	214,614	Public Storage Inc.	—	15,755
—	31,500	Ramco-Gershenson Properties	—	673
—	115,100	Regency Centers Corp.	—	7,423
—	19,300	Saul Centers Inc.	—	1,031
—	139,600	Senior Housing Properties Trust	—	3,166
—	373,221	Simon Property Group Inc.	—	32,418
—	98,507	SL Green Realty Corp.	—	9,207
—	36,500	Sovran Self Storage Inc.	—	1,464
—	124,300	Strategic Hotels & Resorts Inc.	—	2,080
—	27,800	Sun Communities Inc.	—	586
—	98,200	Sunstone Hotel Investors Inc.	—	1,796
—	52,300	Tanger Factory Outlet Centers	—	1,972
—	88,800	Taubman Centers Inc.	—	4,368
—	224,000	UDR, Inc.	—	4,446
—	17,000	Universal Health Realty Income Trust	—	602
—	78,500	U-Store-It Trust	—	719
—	221,800	Ventas Inc.	—	10,037
—	237,100	Vornado Realty Trust	—	20,853
—	77,700	Washington Real Estate Investment	—	2,441
—	133,000	Weingarten Realty Investors	—	4,182

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $0 and $439,154)			—	426,630

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $0 and $439,154)			—	426,630

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

OTHER MARKETABLE SECURITIES—3.83% and 17.73%
BANKERS ACCEPTANCE—0.00% and 0.20%

Principal		Issuer	Maturity Date	Yield(5)	Value
2008	2007				2008	2007
$—	$4,359	JPMorgan Chase Bank	1/18/08	4.400%	$—	$4,349
—	10,000	Wachovia Bank	4/21/08	4.441%	—	9,851
—	25,000	Wachovia Bank	5/7/08	4.360%	—	24,570

TOTAL BANKERS ACCEPTANCE
(Cost $0 and $38,836)					—	38,770

CERTIFICATES OF DEPOSIT—0.00% and 2.22%
—	20,000	American Express Centurion Bank	2/5/08	4.750%	—	20,002
—	25,000	American Express Centurion Bank	2/4/08	4.750%	—	25,002
—	10,000	Bank of Montreal	2/14/08	5.030%	—	10,004
—	45,000	Bank of Montreal	3/7/08	5.100%	—	45,031
—	25,000	Bank of Nova Scotia	1/16/08	5.060%	—	25,004
—	25,000	Barclays Bank	2/27/08	4.990%	—	25,013
—	10,000	Calyon	1/31/08	4.820%	—	10,001
—	50,000	Calyon	3/12/08	5.050%	—	50,033
—	25,000	Deutsche Bank	1/24/08	4.950%	—	25,004
—	20,000	Dexia Banque SA	3/25/08	4.880%	—	20,008
—	32,000	Dexia Banque SA	3/10/08	4.990%	—	32,017
—	30,000	Rabobank Nederland	3/5/08	5.020%	—	30,016
—	30,000	Royal Bank of Canada	1/25/08	5.060%	—	30,007
—	20,000	SunTrust Banks, Inc.	1/28/08	4.845%	—	19,999
—	15,000	Toronto Dominion Bank	2/26/08	5.040%	—	15,009
—	40,000	Toronto Dominion Bank	1/22/08	5.300%	—	40,014

TOTAL CERTIFICATES OF DEPOSIT
(Cost $0 and $422,007)					—	422,164

COMMERCIAL PAPER—1.84% and 9.23%
—	20,000	Abbey National North America LLC	1/9/08	4.930%	—	19,977
—	10,000	Abbey National North America LLC	1/8/08	4.670%	—	9,990
50,000	—	Abbey National North America LLC	1/5/09	0.071%	49,998	—
—	50,000	American Express Credit Corp.	1/14/08	4.510%	—	49,908
—	32,490	American Honda Finance Corp.	1/29/08	4.500-4.510%	—	32,370
—	15,438	American Honda Finance Corp.	2/11/08	4.310%	—	15,356
—	7,050	American Honda Finance Corp.	2/28/08	4.250%	—	6,997
—	2,137	American Honda Finance Corp.	1/4/08	4.380%	—	2,136
—	13,200	Bank of America Corp	3/6/08	4.780%	—	13,088
—	30,000	Bank of America Corp	4/8/08	4.800%	—	29,604
—	20,000	Bank of America Corp	1/15/08	4.970%	—	19,961
40,000	—	Bank of Nova Scotia	1/2/09	0.193%	39,999	—
—	34,525	Bank of Scotland	2/29/08	4.720%	—	34,260
—	27,400	Bank of Scotland	2/26/08	4.710%	—	27,201
—	20,000	Canadian Imperial Holdings, Inc.	1/29/08	4.703%	—	19,926
—	40,000	Citigroup Funding Inc.	1/23/08	4.850%	—	39,881
—	25,000	Citigroup Funding Inc.	2/7/08	4.650%	—	24,880
—	25,000	Citigroup Funding Inc.	2/12/08	4.650%	—	24,865
—	20,000	Coca Cola Co.	2/19/08	4.430%	—	19,873
—	13,000	Coca Cola Co.	2/25/08	4.390%	—	12,907
—	5,255	Coca Cola Co.	2/15/08	4.200%	—	5,224
—	30,000	Danske Corp.	3/6/08	4.920%	—	29,746

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Principal		Issuer	Maturity Date	Yield(5)	Value
2008	2007				2008	2007
$—	$20,000	Edison Asset Securitization, LLC	3/11/08	4.740%	$—	$19,790
—	30,000	General Electric Capital Corp.	4/8/08	4.580%	—	29,607
—	20,460	General Electric Capital Corp.	2/19/08	4.510%	—	20,331
—	15,340	General Electric Capital Corp.	2/20/08	4.550%	—	15,241
—	30,540	General Electric Co.	3/4/08	4.540%	—	30,290
—	13,200	Goldman Sachs Group Inc	1/8/08	5.200%	—	13,186
—	37,860	Govco Incorporated	2/20/08	5.100%	—	37,571
—	29,000	Govco Incorporated	3/13/08	4.850%	—	28,688
—	20,000	Govco Incorporated	2/12/08	5.400%	—	19,870
—	12,000	Govco Incorporated	1/28/08	4.680%	—	11,948
—	35,140	Greenwich Capital Holdings	4/14/08	4.850%	—	34,650
—	6,990	Harley-Davidson Funding	2/21/08	4.480%	—	6,944
50,000	—	HSBC Finance Corporation	1/7/09	0.304%	49,997	—
—	30,000	HSBC Finance Corporation	2/21/08	4.700%	—	29,757
—	5,420	IBM (International Business Machine Corp.)	1/3/08	4.230%	—	5,418
—	25,000	IBM Capital Inc	3/10/08	4.250%	—	24,773
—	20,000	IBM International Group	2/27/08	4.220%	—	19,852
—	18,900	IBM International Group	1/15/08	4.725%	—	18,863
—	10,000	IBM International Group	1/14/08	4.725%	—	9,982
—	25,000	ING (US) Finance	2/22/08	4.820%	—	24,832
—	20,000	ING (US) Finance	1/30/08	4.730%	—	19,924
—	22,904	Kitty Hawk Funding Corp	3/14/08	5.030%	—	22,653
—	20,000	Nestle Capital Corp	2/6/08	4.740%	—	19,907
—	20,000	Nestle Capital Corp	3/5/08	5.210%	—	19,834
—	14,500	Nestle Capital Corp	3/11/08	5.090%	—	14,367
—	15,300	Paccar Financial Corp	2/28/08	4.500%	—	15,185
—	10,000	Paccar Financial Corp	2/11/08	4.490%	—	9,947
—	9,300	Paccar Financial Corp	1/14/08	4.730%	—	9,283
—	10,000	Park Avenue Receivables Corp	3/18/08	4.650%	—	9,884
—	19,645	Pfizer Inc	5/15/08	4.410%	—	19,286
—	28,000	Private Export Funding Corporation	1/30/08	4.640-4.750%	—	27,893
—	20,000	Private Export Funding Corporation	2/5/08	4.740%	—	19,909
—	10,000	Private Export Funding Corporation	2/11/08	4.680%	—	9,947
—	10,000	Private Export Funding Corporation	3/3/08	4.680%	—	9,919
—	1,500	Private Export Funding Corporation	1/31/08	4.530%	—	1,494
—	30,000	Procter & Gamble International S.C.	2/14/08	4.740%	—	29,831
—	17,000	Procter & Gamble International S.C.	2/1/08	4.600%	—	16,931
—	10,000	Procter & Gamble International S.C.	1/16/08	4.740%	—	9,979
—	10,000	Procter & Gamble International S.C.	1/18/08	4.750%	—	9,977
—	10,000	Procter & Gamble International S.C.	1/31/08	4.200%	—	9,961
—	9,000	Procter & Gamble International S.C.	3/14/08	4.190%	—	8,914
—	8,000	Procter & Gamble International S.C.	3/12/08	4.350%	—	7,926
—	4,665	Procter & Gamble International S.C.	1/4/08	4.750%	—	4,663
50,000	—	Rabobank USA Financial Corp	1/5/09	0.122%	49,999	—
—	31,573	Ranger Funding Company LLC	1/18/08	5.080-5.580%	—	31,486
—	12,000	Ranger Funding Company LLC	1/10/08	5.110%	—	11,982
—	25,000	Royal Bank of Scotland	2/8/08	4.740%	—	24,877
—	10,000	Shell International Financial	3/28/08	4.470%	—	9,884
—	25,000	Societe Generale North America, Inc.	3/26/08	4.830%	—	24,718
—	20,000	Societe Generale North America, Inc.	1/10/08	5.155%	—	19,974

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Principal		Issuer	Maturity Date	Yield(5)	Value
2008	2007				2008	2007
$—	$17,420	Societe Generale North America, Inc.	4/4/08	4.640%	$—	$17,201
—	15,000	Societe Generale North America, Inc.	2/1/08	4.780%	—	14,940
25,000	—	Societe Generale North America, Inc.	1/13/09	0.243%	24,997	—
—	36,000	Swedish Export Credit	1/17/08	4.740%	—	35,920
—	18,505	Swedish Export Credit	1/14/08	4.720-4.820%	—	18,471
—	17,800	Swedish Export Credit	1/15/08	4.860%	—	17,765
—	16,000	Swedish Export Credit	3/12/08	4.370%	—	15,851
—	10,000	Swedish Export Credit	4/9/08	4.720%	—	9,868
—	25,000	Toronto-Dominion Holdings USA Inc.	2/11/08	4.710%	—	24,868
—	10,000	Toronto-Dominion Holdings USA Inc.	1/31/08	5.060%	—	9,961
—	30,000	Toyota Motor Credit Corp.	2/15/08	4.880%	—	29,827
—	30,000	Toyota Motor Credit Corp.	2/25/08	4.740%	—	29,787
—	20,000	Toyota Motor Credit Corp.	2/28/08	4.530%	—	19,850
—	19,000	Toyota Motor Credit Corp.	1/8/08	4.520%	—	18,980
8,200	—	Toyota Motor Credit Corp.	2/4/09	0.659%	8,196	—
22,400	—	Toyota Motor Credit Corp.	1/23/09	0.406%	22,395	—
—	25,000	UBS Finance, (Delaware) Inc.	4/7/08	4.910%	—	24,676
—	20,000	UBS Finance, (Delaware) Inc.	2/13/08	5.030%	—	19,889
—	17,215	UBS Finance, (Delaware) Inc.	2/21/08	5.000%	—	17,102
—	3,970	Unilever Capital Corp	1/11/08	4.230%	—	3,964
—	20,000	United Parcel Service Inc	4/1/08	4.380%	—	19,758
—	20,000	United Parcel Service Inc	4/28/08	4.340%	—	19,681
—	20,000	United Parcel Service Inc	4/29/08	4.340%	—	19,678
—	30,000	United Parcel Service Inc	3/31/08	4.400%	—	29,640
—	10,000	United Parcel Service Inc	3/18/08	4.300%	—	9,899
—	7,831	Variable Funding Capital Corporation	4/25/08	4.640%	—	7,694
—	30,000	Yorktown Capital, LLC	4/15/08	4.875%	—	29,528

TOTAL COMMERCIAL PAPER
(Cost $245,585 and $1,755,528)					245,581	1,755,076

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

GOVERNMENT AGENCY NOTES—1.99% and 5.82%

Principal		Issuer	Maturity Date	Yield(5)	Value
2008	2007				2008	2007
$—	$12,840	Fannie Mae Discount Notes	3/26/08	4.285%	$—	$12,717
—	16,600	Fannie Mae Discount Notes	2/21/08	4.280%	—	16,505
—	17,890	Fannie Mae Discount Notes	3/28/08	4.270%	—	17,714
—	18,990	Fannie Mae Discount Notes	2/15/08	4.230%	—	18,894
—	20,000	Fannie Mae Discount Notes	2/19/08	4.200%	—	19,890
—	22,518	Fannie Mae Discount Notes	3/27/08	4.190-4.240%	—	22,299
—	23,725	Fannie Mae Discount Notes	3/5/08	4.170%	—	23,554
—	25,000	Fannie Mae Discount Notes	2/22/08	4.270%	—	24,854
—	29,045	Fannie Mae Discount Notes	3/20/08	4.190-4.280%	—	28,786
—	30,000	Fannie Mae Discount Notes	4/24/08	4.220%	—	29,614
—	30,000	Fannie Mae Discount Notes	3/21/08	4.280%	—	29,729
—	31,901	Fannie Mae Discount Notes	5/28/08	4.100%	—	31,360
—	32,465	Fannie Mae Discount Notes	1/4/08	4.330%	—	32,458
—	41,650	Fannie Mae Discount Notes	4/30/08	4.150-4.180%	—	41,086
—	44,000	Fannie Mae Discount Notes	3/6/08	4.260%	—	43,678
14,200	—	Fannie Mae Discount Notes	1/30/09	0.081%	14,200	—
25,000	—	Fannie Mae Discount Notes	1/6/09	0.030%	25,000	—
33,400	—	Fannie Mae Discount Notes	2/3/09	0.152%	33,400	—
11,330	—	Federal Home Loan Bank Discount Notes	1/21/09	0.051%	11,330	—
18,100	—	Federal Home Loan Bank Discount Notes	1/5/09	0.071%	18,100	—
50,000	—	Federal Home Loan Bank Discount Notes	1/12/09	0.041%	50,000	—
100,000	—	Federal Home Loan Bank Discount Notes	1/22/09	0.081%	100,000	—
—	2,000	Federal Home Loan Banks	2/1/08	4.480%	—	1,993
—	15,000	Federal Home Loan Banks	11/20/08	4.700%	—	14,992
—	20,000	Federal Home Loan Banks	3/19/08	4.270%	—	19,824
—	23,694	Federal Home Loan Banks	3/12/08	4.250%	—	23,505
—	25,000	Federal Home Loan Banks	1/2/08	4.450%	—	25,000
—	25,000	Federal Home Loan Banks	1/3/08	4.450%	—	24,997
—	25,000	Federal Home Loan Banks	2/13/08	4.200%	—	24,880
—	28,850	Federal Home Loan Banks	1/4/08	4.661%	—	28,844
—	30,000	Federal Home Loan Banks	3/17/08	4.270%	—	29,743
—	32,500	Federal Home Loan Banks	1/25/08	4.260%	—	32,419
—	34,945	Federal Home Loan Banks	1/7/08	4.450%	—	34,926
—	41,450	Federal Home Loan Banks	1/11/08	4.260-4.900%	—	41,409
—	43,830	Federal Home Loan Banks	1/28/08	4.300%	—	43,706
—	77,800	Federal Home Loan Banks	1/16/08	4.280-4.290%	—	77,681
—	85,900	Federal Home Loan Banks	3/24/08	4.260%	—	85,096
—	8,500	Freddie Mac Discount Note	3/3/08	4.240%	—	8,441
—	10,000	Freddie Mac Discount Note	2/21/08	4.320%	—	9,943
—	10,795	Freddie Mac Discount Note	4/25/08	4.180%	—	10,657
—	17,925	Freddie Mac Discount Note	3/31/08	4.120%	—	17,738
—	20,817	Freddie Mac Discount Note	4/18/08	4.175%	—	20,563
—	22,400	Freddie Mac Discount Note	2/14/08	4.220%	—	22,290
—	25,487	Freddie Mac Discount Note	2/20/08	4.210%	—	25,344
—	26,735	Freddie Mac Discount Note	4/10/08	4.145%	—	26,434
—	30,000	Freddie Mac Discount Note	1/24/08	4.330%	—	29,928

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2008 and December 31, 2007
(Dollar values shown in thousands)

Principal		Issuer	Maturity Date	Yield(5)		Value
2008	2007					2008	2007
$—	$32,470	Freddie Mac Discount Note	1/31/08	4.320%		$—	$32,367
14,100	—	Freddie Mac Discount Note	1/5/09	0.203%		14,100	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $266,118 and $1,105,525)						266,130	1,105,858

VARIABLE NOTES - 0.00% and 0.26%
—	25,000	Wells Fargo Bank	1/7/08	4.600%		—	24,999
—	25,000	Wells Fargo Bank	1/8/08	4.600%		—	24,999

TOTAL VARIABLE NOTES
(Cost $0 and $50,000)						—	49,998

TOTAL OTHER MARKETABLE SECURITIES
(Cost $511,703 and $3,371,896)						511,711	3,371,866

TOTAL MARKETABLE SECURITIES
(Cost $511,703 and $3,811,050)						511,711	3,798,496

MORTGAGE LOAN RECEIVABLE - 0.54% and 0.38%
		Borrower
75,000	75,000	Klingle Corporation	7/10/11	2.570	%(6)	71,767	72,520

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000 and $75,000)						71,767	72,520

TOTAL INVESTMENTS
(Cost $12,948,297 and $15,951,458)						$13,351,714	$19,013,601

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture, net of any debt.

(3)	The market value reflects the final settlement due to the Account. The investment was sold on August 24, 2007.

(4)	Located throughout the US.

(5)	Yield represents the annualized yield at the date of purchase.

(6)	Current rate represents the interest rate on this investment at December 31, 2008. At December 31, 2007, the interest rate on this investment was 5.46%.

See notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statements of investments, and the related statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 19, 2009

ADDITIONAL INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2008. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Account’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting. There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2009, their dates of birth, and their principal occupations during the last five years, are as follows:

Trustees

Ronald L. Thompson, 6/17/49
Chairman of the TIAA Board of Trustees
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company through 2005. Director, Washington University in St. Louis.

Elizabeth E. Bailey, 11/26/38
John C. Hower Professor of Public Policy and Management, Wharton School, University of Pennsylvania. Director, Altria Group, Inc. Chair, National Bureau of Economic Research. Honorary Trustee, The Brookings Institution.

Glenn A. Britt, 3/6/49
Chief Executive Officer, Time Warner Cable, since 2001, where he has held several positions since 1972. Executive Committee of National Cable & Telecommunications Association, Director of Walter Kaitz Foundation and Xerox Corporation.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director, Collins & Aikman Corporation, Time Warner, Inc. and Omnicom Group.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics, Harvard Medical School. Vice President for University Initiatives, King Abdullah University of Science and Technology. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Board Member, Rock and Roll Hall of Fame.

Marjorie Fine Knowles, 7/4/39
Professor of Law, Georgia State University College of Law.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000-01 Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies. Chairman, Board of Trustees, Worcester Polytechnic Institute. Director, Sanford C. Bernstein Fund Inc., Emerj Inc. and Knewco, Inc.

Sidney A. Ribeau, 12/3/47
President, Howard University. Formerly, President, Bowling Green State University, 1995-2008. Director, The Andersons, Convergys and Worthington Industries.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 1986. Trustee, Newark Public Radio Inc., Youth Rights Media, Inc. and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Retired Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer from 1995 to 2005. Director, Pitney Bowes Inc. and the Hershey Corporation. Chairman of the Board, Multiple Sclerosis Society of New York.

David F. Swensen, 1/26/54
Chief Investment Officer, Yale University, and adjunct professor of investment strategy. Trustee, The Brookings Institution, Wesleyan University; Member, University of Cambridge Investment Board.

Marta Tienda, 8/10/50
Maurice P. During ‘22 Professor of Demographic Studies, Princeton University. Director, Office of Population Research, Princeton University, 1998-2002. Trustee, Corporation of Brown University, Sloan Foundation and Jacobs Foundation. Member of Visiting Committee, Harvard University Kennedy School of Government.

Rosalie J. Wolf, 5/8/41
Managing Partner, Botanica Capital Partners LLC. Formerly, Senior Advisor and Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC from 2001 to 2003; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust; Chairman, Sanford C. Bernstein Fund, Inc.

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA since April 2008, and President and Chief Executive Officer of CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and Member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the Board of Overseers of Harvard University, a member of the Board of Trustees of the Institute for Advance Study, a member of the Council on Foreign Relations and the Group of Thirty.

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

Jorge Gutierrez, 11/26/61

Treasurer, TIAA since September 2008. Assistant Treasurer, TIAA from 2004 to 2008.

William J. Mostyn III, 1/18/48

Vice President and Corporate Secretary of TIAA and the TIAA-CREF Funds since April 2008; Deputy General Counsel and Corporate Secretary of Bank of America Corporation from 2005 to 2007; Deputy General Counsel, Secretary and Corporate Governance Officer of The Gillette Company from 1974 to 2005.

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004. From 2001 to 2004, Head of Commercial Mortgages—West Coast for TIAA.

Thomas C. Garbutt, 10/12/58
Managing Director and Head of Global Real Estate Equity Division, TIAA.

Philip J. McAndrews, 12/13/58
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The TIAA general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment advisory and other services. In addition, Services, a wholly-owned subsidiary of TIAA, provides administration and distribution services for the Account.

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2008, the Account expensed $19.7 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account and also purchased liquidity units in an amount equal to $155.6 million. During 2008 and through March 18, 2009, the TIAA general account has purchased liquidity units in an aggregate amount equal to $942.6 million in a number of separate transactions. These liquidity units are valued in the same manner as are accumulation units held by the Account’s participants. For more information with respect to the significant features of this liquidity guarantee, including the oversight of the independent fiduciary, please see “Liquidity Guarantee” in Item 1 of this annual report.

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

For the year ended December 31, 2008, the Account expensed $47.6 million for investment advisory services and $8.1 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $77.6 million for administrative and distribution services provided by TIAA and Services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the Registrant’s annual financial statements for the years ended December 31, 2008, 2007, and 2006 and review of financial statements included in the registrant’s quarterly reports were $889,000, $654,000, and $665,000, respectively.

Tax Fees. PwC had no tax fees for the years ended December 31, 2008, 2007 and 2006.

All Other Fees. Other than as set forth above, there were no additional fees with respect to registrant.

Preapproval Policy. In June of 2003, the audit committee of TIAA’s Board of Trustees (“Audit Committee”) adopted a Preapproval Policy for External Audit Firm Services (the “Policy”), which applies to the registrant. The Policy describes the types of services that may be provided by the independent auditor to the registrant without impairing the auditor’s independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the registrant’s independent auditor in order to ensure that such services do not impair the auditor’s independence.

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

	(B)	Forms of Income-Paying Contracts[3]
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation[5]
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation[8]
	(C)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[9]
(14)*		Code of Ethics of TIAA
(31)*		Rule 13a-15(e)/15d-15(e) Certifications
(32)*		Section 1350 Certifications

*	Filed herewith.

[1]

Previously filed and incorporated herein by reference to Exhibit 3(A) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed December 21, 2004 (File No. 333-121493).

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

[5]

Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report on Form 10-K of the Account for the period ended December 31, 2005, filed with the commission on March 15, 2006 (File No. 33-92990).

[6]

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 and filed with the Commission on November 14, 2006 (File No. 33-92990).

[7]	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008 (File No. 33-92990).

[8]	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on December 22, 2008 (File No. 33-92990).

[9]

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2007 and filed with the Commission on March 20, 2008 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 20th day of March, 2009.

TIAA REAL ESTATE ACCOUNT
By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and Chief Executive
Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR. Roger W. Ferguson, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Trustee	3/20/09
/S/ GEORGANNE C. PROCTOR Georganne C. Proctor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/20/09
/S/ RONALD L. THOMPSON Ronald L. Thompson	Chairman of the Board of Trustees	3/20/09
/S/ ELIZABETH E. BAILEY Elizabeth E. Bailey	Trustee	3/20/09
/S/ GLENN A. BRITT Glenn A. Britt	Trustee	3/20/09
/S/ ROBERT C. CLARK Robert C. Clark	Trustee	3/20/09
/S/ EDWARD M. HUNDERT, M.D. Edward M. Hundert, M.D.	Trustee	3/20/09
/S/ MARJORIE FINE KNOWLES Marjorie Fine Knowles	Trustee	3/20/09
/S/ DONALD K. PETERSON Donald K. Peterson	Trustee	3/20/09
/S/ SIDNEY A. RIBEAU Sidney A. Ribeau	Trustee	3/20/09
/S/ DOROTHY K. ROBINSON Dorothy K. Robinson	Trustee	3/20/09
/S/ DAVID L. SHEDLARZ David L. Shedlarz	Trustee	3/20/09
/S/ DAVID F. SWENSEN David F. Swensen	Trustee	3/20/09
/S/ MARTA TIENDA Marta Tienda	Trustee	3/20/09
/S/ ROSALIE J. WOLF Rosalie J. Wolf	Trustee	3/20/09

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.