Form 10-Q
period 2009-03-31
TIAA REAL ESTATE ACCOUNT
filed 2009-05-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-158136

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

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐  NO ☐

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2009

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments, at value:
Real estate properties (cost: $9,985,262 and $10,031,744)	$9,365,810	$10,305,040
Real estate joint ventures and limited partnerships (cost: $2,334,963 and $2,329,850)	2,221,681	2,463,196
Marketable securities:
Other (cost: $483,420 and $511,703)	483,456	511,711
Mortgage loan receivable (cost: $75,000 and $75,000)	69,705	71,767

Total investments (cost: $12,878,645 and $12,948,297)	12,140,652	13,351,714
Cash and cash equivalents	22,442	22,127
Due from investment advisor	5,385	—
Other	214,911	203,113

TOTAL ASSETS	12,383,390	13,576,954

LIABILITIES
Mortgage loans payable—Note 7 (principal outstanding: $1,908,673 and $1,910,121)	1,758,488	1,830,040
Payable for securities transactions	—	108
Due to investment advisor	—	9,892
Accrued real estate property level expenses	173,681	203,874
Security deposits held	23,967	24,116

TOTAL LIABILITIES	1,956,136	2,068,030

NET ASSETS
Accumulation Fund	10,074,034	11,106,246
Annuity Fund	353,220	402,678

TOTAL NET ASSETS	$10,427,254	$11,508,924

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 8 and 9	41,117	41,542

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 8	$245.01	$267.35

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
INVESTMENT INCOME
Real estate income, net:
Rental income	$241,790	$242,841

Real estate property level expenses and taxes:
Operating expenses	66,096	63,556
Real estate taxes	35,177	33,328
Interest expense	25,044	20,845

Total real estate property level expenses and taxes	126,317	117,729

Real estate income, net	115,473	125,112
Income from real estate joint ventures and limited partnerships	29,807	30,891
Interest	512	34,451
Dividends	—	3,841

TOTAL INVESTMENT INCOME	145,792	194,295

Expenses—Note 2:
Investment advisory charges	9,868	12,432
Administrative and distribution charges	12,362	22,061
Mortality and expense risk charges	1,374	2,194
Liquidity guarantee charges	2,748	7,021

TOTAL EXPENSES	26,352	43,708

INVESTMENT INCOME, NET	119,440	150,587

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized (loss) gain on investments:
Real estate properties	(16,878)	148
Real estate joint ventures and limited partnerships	—	(17)
Marketable securities	—	1,194

Total realized (loss) gain on investments	(16,878)	1,325

Net change in unrealized (depreciation) appreciation on:
Real estate properties	(892,748)	42,801
Real estate joint ventures and limited partnerships	(233,466)	(43,703)
Marketable securities	28	4,789
Mortgage loan receivable	(2,061)	586
Mortgage loans payable	70,688	(34,710)

Net change in unrealized depreciation on investments and mortgage loans payable	(1,057,559)	(30,237)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(1,074,437)	(28,912)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(954,997)	$121,675

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
FROM OPERATIONS
Investment income, net	$119,440	$150,587
Net realized (loss) gain on investments	(16,878)	1,325
Net change in unrealized depreciation on investments and mortgage loans payable	(1,057,559)	(30,237)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(954,997)	121,675

FROM PARTICIPANT TRANSACTIONS
Premiums	189,638	285,039
Purchase of Liquidity Units by TIAA	787,000	—
Net transfers to TIAA	(350,450)	(124,446)
Net transfers to CREF Accounts	(580,354)	(288,306)
Net transfers to TIAA-CREF Institutional Mutual Funds	(53,143)	(30,851)
Annuity and other periodic payments	(14,884)	(24,950)
Withdrawals and death benefits	(104,480)	(147,363)

NET DECREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(126,673)	(330,877)

NET DECREASE IN NET ASSETS	(1,081,670)	(209,202)
NET ASSETS
Beginning of period	11,508,924	17,660,537

End of period	$10,427,254	$17,451,335

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(954,997)	$121,675
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of real estate properties	—	(46,240)
Capital improvements on real estate properties	(43,553)	(29,946)
Proceeds from sale of real estate properties	28,889	148
Purchases of long term investments	(158)	(3,123)
Proceeds from sale of long term investments	—	3,433
Decrease in other investments	36,491	223,642
(Decrease) increase in payable for securities transactions	(108)	607
Change in due (from) to investment advisor	(15,277)	38,189
(Increase) in other assets	(11,798)	(10,388)
(Decrease) Increase in accrued real estate property level expenses	14,075	1,066
(Decrease) in security deposits held	(149)	(39)
Net realized loss (gain) on total investments	16,878	(1,325)
Unrealized loss on total investments and mortgage loans payable	1,057,559	30,237

NET CASH PROVIDED BY OPERATING ACTIVITIES	127,852	327,936

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(864)	(183)
Premiums	189,638	283,331
Purchase of Liquidity Units by TIAA	787,000	—
Net transfers to TIAA	(350,450)	(124,446)
Net transfers to CREF Accounts	(580,354)	(288,306)
Net transfers to TIAA-CREF Institutional Mutual Funds	(53,143)	(30,851)
Annuity and other periodic payments	(14,884)	(24,950)
Withdrawals and death benefits	(104,480)	(147,363)

NET CASH USED IN FINANCING ACTIVITIES	(127,537)	(332,768)

NET INCREASE (DECREASE) IN CASH	315	(4,832)
CASH
Beginning of period	22,127	6,144

End of period	$22,442	$1,312

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$25,890	$20,897

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

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets include real estate related marketable securities.

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Level 3 assets and liabilities include investments in real estate, investments in joint ventures and limited partnerships, mortgage loan receivable and mortgage loans payable.

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ significantly from those estimates.

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

Starting with the second quarter of 2009, Account management intends to have each real property owned by the Account appraised by independent appraisers once per calendar quarter. TIAA’s internal appraisal staff will continue to oversee the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal). For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including bankruptcy filing of that tenant).

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

Also, the independent fiduciary can require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Valuation of Mortgage Loan Receivable: The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral, and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments (including short-term marketable securities); and

•

actual net operating income received from the Account’s properties, other real estate-related investments and non real estate-related investments (only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by the Account’s liabilities, including the daily investment management fee and certain other expenses attributable to operating the Account.

After the end of every quarter, the Account reconciles the amount of expenses deducted from the Account (which is established in order to approximate the costs that the Account will incur) with the expenses the Account actually incurred. If there is a difference, the Account adds it to or deducts it from the Account in equal daily installments over the remaining days of the following quarter. Material differences may be repaid in the current calendar quarter. The Account’s at-cost deductions are based on projections of Account assets and overall expenses, and the size of any adjusting payments will be directly affected by the difference between management’s projections and the Account’s actual assets or expenses.

Cash: The Account maintains cash in bank deposit accounts which, at times, exceeds federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any issues from such concentration.

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

Effective January 1, 2008, the Account entered into the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. Also effective January 1, 2008, TIAA performs administrative functions for the Account, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership and (viii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.

The Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year and adjusted periodically with the objective of keeping the payments as close as possible to the Account’s expenses actually incurred. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA funds any such transfer and withdrawal requests by purchasing accumulation units of the Account. See Note 3—Related Party Transactions below.

To the extent TIAA owns accumulation units issued pursuant to the liquidity guarantee, the independent fiduciary monitors and oversees, among other things, TIAA’s ownership interest in the Account and may require TIAA to eventually redeem some of its Liquidity Units, particularly when the Account has uninvested cash or liquid investments available. TIAA also receives a fee for assuming certain mortality and expense risks.

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in Note 8—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of March 31, 2009, the TIAA General Account owned 3.6 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. TIAA has paid an aggregate of $942.6 million to purchase these Liquidity Units through March 31, 2009 in multiple transactions.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2009, TIAA owned 8.7% of the outstanding accumulation units of the Account.

During the second quarter of 2009, pursuant to this liquidity guarantee obligation, TIAA has made additional purchases of Liquidity Units in multiple transactions. As of May 13, 2009, TIAA owned an aggregate of 4.6 million Liquidity Units (representing a total investment of $1.183 billion). As of such date, TIAA owned 11.1% of the outstanding accumulation units of the Account.

As discussed in more detail in Note 2—Management Agreements and Arrangements, TIAA and Services provide services to the Account on an at cost basis. See Note 8—Condensed Financial Information for details of the expense charge and expense ratio.

Note 4—Credit Risk Concentrations

Concentrations of credit risk arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2% of the Rental Income of the Account.

The majority of our wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.4%	19.1%	12.1%	1.2%	1.9%	56.7%
Apartment	2.3%	5.7%	4.7%	0.0%	0.0%	12.7%
Industrial	1.7%	6.1%	3.8%	1.3%	0.0%	12.9%
Retail	4.1%	1.0%	9.7%	0.5%	1.9%	17.2%
Storage(3)	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	30.7%	32.1%	30.4%	3.0%	3.8%	100.0%

(1)	Fair values for wholly owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2009
Real estate properties	$—	$—	$9,365,810	$9,365,810
Real Estate joint ventures and limited partnerships	—	—	2,221,681	2,221,681
Marketable securities-other	—	483,456	—	483,456
Mortgage loan receivable	—	—	69,705	69,705

Total Investments at March 31, 2009	$—	$483,456	$11,657,196	$12,140,652

Mortgage loans payable	$—	$—	$1,758,488	$1,758,488

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008
Real estate properties	$—	$—	$10,305,040	$10,305,040
Real Estate joint ventures and limited partnerships	—	—	2,463,196	2,463,196
Marketable securities-other	—	511,711	—	511,711
Mortgage loan receivable	—	—	71,767	71,767

Total Investments at December 31, 2008	$—	$511,711	$12,840,003	$13,351,714

Mortgage loans payable	$—	$—	$1,830,040	$1,830,040

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,463,196	$71,766	$12,840,002	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(909,626)	(233,466)	(2,061)	(1,145,153)	70,688
Purchases, issuances, and settlements(1)	(29,604)	(8,049)	—	(37,653)	864

Ending balance March 31, 2009	$9,365,810	$2,221,681	$69,705	$11,657,196	$(1,758,488)

For the three months ended March 31, 2008:
Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized gains (losses) included in changes in net assets	42,949	(43,720)	586	(185)	(34,710)
Purchases, issuances, and settlements(1)	83,938	758	—	84,696	183

Ending balance March 31, 2008	$12,110,602	$3,115,908	$73,106	$15,299,616	$(1,426,620)

(1)	This line includes the net of contributions, distributions and accrued operating income for real estate joint ventures and limited partnerships as well as principal payments on mortgage loans payable.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2009	$(909,375)	$(233,466)	$(2,061)	$(1,144,902)	$70,688

For the three months ended March 31, 2008	$42,801	$(43,703)	$586	$(316)	$(34,710)

Note 6—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At March 31, 2009, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at March 31, 2009 and December 31, 2008 was $2.0 billion and $2.2 billion, respectively.

The Account’s allocated portion of the mortgage loans payable was $1.8 billion and $1.9 billion at March 31, 2009 and December 31, 2008, respectively. The Account’s interest in the outstanding principal of the mortgage loans payable on joint ventures was $1.9 billion and $1.9 billion at March 31, 2009 and December 31, 2008, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	March 31, 2009	March 31, 2008	December 31, 2008
	(unaudited)	(unaudited)
Assets
Real estate properties, at value	$5,492,750	$7,043,696	$5,947,028
Other assets	85,283	140,345	95,411

Total assets	$5,578,033	$7,184,041	$6,042,439

Liabilities and Equity
Mortgage loans payable, at value	$2,406,493	$2,767,854	$2,571,843
Other liabilities	58,168	65,772	58,378

Total liabilities	2,464,661	2,833,626	2,630,221
Equity	3,113,372	4,350,415	3,412,218

Total liabilities and equity	$5,578,033	$7,184,041	$6,042,439

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Year Ended December 31, 2008
	(unaudited)	(unaudited)

Operating Revenues and Expenses
Revenues	$132,902	$137,102	$562,031
Expenses	82,307	83,002	333,700

Excess of revenues over expenses	$50,595	$54,100	$228,331

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

The Account invests in limited partnerships that own real estate properties and other real estate related assets and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2009, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. The Account’s investment in limited partnerships was $227.2 million and $286.5 million at March 31, 2009 and December 31, 2008, respectively.

Note 7—Mortgage Loans Payable

At March 31, 2009, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(e)	Principal Amounts as of March 31, 2009	Maturity
		(Unaudited)
701 Brickell(a)	2.49% paid monthly(f)	$126,000	October 1, 2010
Four Oaks Place(b)	2.49% paid monthly(f)	200,000	October 1, 2010
Ontario Industrial Portfolio(c)	7.42% paid monthly	8,643	May 1, 2011
1 & 7 Westferry Circus(d)	5.40% paid quarterly	192,391	November 15, 2012
Reserve at Sugarloaf(c)	5.49% paid monthly	25,431	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(c)	5.55% paid monthly	8,707	September 1, 2013
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
Preston Sherry Plaza	5.85% paid monthly	23,500	September 1, 2015
The Colorado(c)	5.65% paid monthly	87,523	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(c)	5.95% paid monthly	41,873	December 1, 2015
Regents Court(c)	5.76% paid monthly	35,787	December 1, 2015
The Caruth(c)	5.71% paid monthly	41,867	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,908,673
Fair value adjustment		(150,185)

Total mortgage loans payable		$1,758,488

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

(d)

The mortgage is denominated in British pounds and the principal has been converted to U.S. dollars using the exchange rate as of March 31, 2009. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment was an unrealized gain of $40.2 million.

(e)	Interest rates are fixed, unless stated otherwise.

(f)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

Note 8—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Three Months Ended March 31, 2009	Years Ended December 31,
		2008	2007	2006	2005
	(Unaudited)
Per Accumulation Unit data:
Rental income	$5.649	$18.794	$17.975	$16.717	$15.604
Real estate property level expenses and taxes	2.951	9.190	8.338	7.807	7.026

Real estate income, net	2.698	9.604	9.637	8.910	8.578
Other income	0.708	3.808	4.289	3.931	3.602

Total income	3.406	13.412	13.926	12.841	12.180
Expense charges(1)	0.616	2.937	2.554	1.671	1.415

Investment income, net	2.790	10.475	11.372	11.170	10.765
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(25.130)	(54.541)	26.389	22.530	18.744

Net (decrease) increase in Accumulation Unit Value	(22.340)	(44.066)	37.761	33.700	29.509
Accumulation Unit Value:
Beginning of period	267.348	311.414	273.653	239.953	210.444

End of period	$245.008	$267.348	$311.414	$273.653	$239.953

Total return	(8.36)%	(14.15)%	13.80%	14.04%	14.02%
Ratios to Average net Assets:
Expenses(1)	0.24%	0.95%	0.87%	0.67%	0.63%
Investment income, net	1.07%	3.38%	3.88%	4.49%	4.82%
Portfolio turnover rate:
Real estate properties	0.00%	0.64%	5.59%	3.62%	6.72%
Marketable securities	0.00%	25.67%	13.03%	51.05%	77.63%
Accumulation Units outstanding at end of period (in thousands):	41,117	41,542	55,106	50,146	42,623
Net assets end of period (in thousands)	$10,427,254	$11,508,924	$17,660,537	$14,132,693	$10,548,711

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2009 would be $3.567 ($12.127, $10.892, $9.478, and $8.441, for the years ended December 31, 2008, 2007, 2006 and 2005, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2009 would be 1.37% (3.91%, 3.71%, 3.81% and 3.78% for the years ended December 31, 2008, 2007, 2006, and 2005, respectively).

Note 9—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008
	(Unaudited)
Outstanding:
Beginning of period	41,542	55,106
Credited for premiums	734	3,271
Credited for purchase of Liquidity Units by TIAA (see Note 3)	2,996	577
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(4,155)	(17,412)

End of period	41,117	41,542

Note 10—Commitments and Subsequent Events

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties.

As of March 31, 2009, the Account had outstanding commitments to purchase interests in five limited partnerships and shares in a private real estate equity investment trust. As of March 31, 2009, approximately $79.3 million remains to be funded under these commitments. Pursuant to these commitments, the Account funded an additional $6.8 million during the second quarter of 2009.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Pursuant to the liquidity guarantee obligation, TIAA has made additional purchases of Liquidity Units subsequent to March 31, 2009. See Note 3—Related party Transactions for further discussion of these transactions.

Note 11—New Accounting Pronouncements

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. In February 2009 the Emerging Issues Task Force (“EITF”) added the Application of the AICPA Audit and Accounting Guide, Investment Companies, by Real Estate Investment Companies to the EITF agenda which will be discussed at a future meeting. The FASB staff anticipates the creation of a Working Group to assist the EITF in addressing this issue. Management of the Account will continue to monitor FASB and EITF developments and will evaluate the financial reporting implications to the Account, as necessary.

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

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 did not impact the financial position or results of operations of the Account.

In April 2009, FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. Management of the Account plans to adopt the provisions of FSP FAS 157-4 for the second quarter of 2009 and does not expect that the adoption of this FSP will have a material impact to the financial position or results of operations of the Account.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—77.15% and 77.18%

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Alabama:
Inverness Center	Office	$101,121		$102,891
Arizona:
Camelback Center	Office	57,102		58,000
Kierland Apartment Portfolio	Apartments	120,785		146,830
Phoenix Apartment Portfolio	Apartments	94,365		129,244
California:
3 Hutton Centre Drive	Office	37,846		45,710
50 Fremont	Office	351,512	(1)	386,600	(1)
88 Kearny Street	Office	95,481		99,815
275 Battery	Office	200,153		220,025
980 9th Street and 1010 8th Street	Office	141,283		151,600
Rancho Cucamonga Industrial Portfolio	Industrial	72,000		102,300
Capitol Place	Office	48,966		50,000
Centerside I	Office	42,470		46,400
Centre Pointe and Valley View	Industrial	27,724		29,000
Great West Industrial Portfolio	Industrial	76,000		93,600
Larkspur Courts	Apartments	65,100		71,500
Northern CA RA Industrial Portfolio	Industrial	54,580		63,456
Ontario Industrial Portfolio	Industrial	196,000	(1)	278,000	(1)
Pacific Plaza	Office	101,285	(1)	104,970	(1)
Regents Court	Apartments	57,600		59,000
Southern CA RA Industrial Portfolio	Industrial	98,919		107,218
The Legacy at Westwood	Apartments	86,335	(1)	89,224	(1)
Wellpoint	Office	41,100		46,000
Westcreek	Apartments	30,012		31,500
West Lake North Business Park	Office	47,133		54,425
Westwood Marketplace	Retail	82,264		95,100
Wilshire Rodeo Plaza	Office	174,309	(1)	213,783	(1)
Colorado:
Palomino Park	Apartments	151,600		173,000
The Lodge at Willow Creek	Apartments	36,400		40,000
The Market at Southpark	Retail	28,490		29,000
Connecticut:
Ten & Twenty Westport Road	Office	151,898		174,400
Florida:
701 Brickell	Office	246,645	(1)	255,000	(1)
4200 West Cypress Street	Office	39,953		41,568
Plantation Grove	Retail	11,500		11,950
Pointe on Tampa Bay	Office	49,271		49,700
Publix at Weston Commons	Retail	49,000	(1)	50,987	(1)
Quiet Waters at Coquina Lakes	Apartments	21,408		21,810
Seneca Industrial Park	Industrial	78,455		101,296

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Florida: (continued)
South Florida Apartment Portfolio	Apartments	$60,418		$62,155
Suncrest Village	Retail	15,476		15,800
The Fairways of Carolina	Apartments	20,911		20,942
The North 40 Office Complex	Office	53,129		64,398
Urban Centre	Office	106,796		113,274
France:
Printemps de L’Homme	Retail	216,048		247,621
Georgia:
1050 Lenox Park	Apartments	48,000		57,550
Atlanta Industrial Portfolio	Industrial	49,996		54,001
Glenridge Walk	Apartments	32,300		37,575
Reserve at Sugarloaf	Apartments	38,850	(1)	44,900	(1)
Shawnee Ridge Industrial Portfolio	Industrial	67,000		69,000
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	60,042		63,932
Chicago Industrial Portfolio	Industrial	72,545		78,022
Oak Brook Regency Towers	Office	66,946		75,937
Parkview Plaza	Office	61,810		65,846
Maryland:
Broadlands Business Park	Industrial	27,500		27,520
GE Appliance East Coast Distribution Facility	Industrial	37,000		40,500
Massachusetts:
99 High Street	Office	283,955	(1)	320,107	(1)
Needham Corporate Center	Office	26,285		32,494
Northeast RA Industrial Portfolio	Industrial	29,885		30,794
The Newbry	Office	316,149		315,600
Minnesota:
Champlin Marketplace	Retail	16,132		17,101
Nevada:
UPS Distribution Facility	Industrial	11,500		12,100
New Jersey:
Konica Photo Imaging Headquarters	Industrial	17,600		18,300
Marketfair	Retail	80,143		90,759
Morris Corporate Center III	Office	84,399		94,955
NJ Caleast Industrial Portfolio	Industrial	43,691		49,000
Plainsboro Plaza	Retail	26,900		33,500
South River Road Industrial	Industrial	40,643		43,872
New York:
780 Third Avenue	Office	300,371		341,000
The Colorado	Apartments	147,766	(1)	153,006	(1)
Pennsylvania:
Lincoln Woods	Apartments	31,008		32,025

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Tennessee:
Airways Distribution Center	Industrial	$15,600		$17,400
Summit Distribution Center	Industrial	17,000		22,700
Texas:
Dallas Industrial Portfolio	Industrial	132,701		141,328
Four Oaks Place	Office	431,795	(1)	438,000	(1)
Houston Apartment Portfolio	Apartments	226,629		267,468
Lincoln Centre	Office	218,419	(1)	269,000	(1)
Park Place on Turtle Creek	Office	34,928		40,094
Pinnacle Industrial /DFW Trade Center	Industrial	36,250		38,733
Preston Sherry Plaza	Office	35,141	(1)	38,400	(1)
South Frisco Village	Retail	32,660	(1)	36,300	(1)
The Caruth	Apartments	55,136	(1)	61,349	(1)
The Maroneal	Apartments	32,913		38,456
United Kingdom:
1 & 7 Westferry Circus	Office	210,610	(1)	232,802	(1)
Virginia:
8270 Greensboro Drive	Office	51,000		57,000
Ashford Meadows	Apartments	79,022		79,319
One Virginia Square	Office	47,696		51,797
The Ellipse at Ballston	Office	74,604		84,018
Washington:
Creeksides at Centerpoint	Office	25,053		27,200
Fourth & Madison	Office	362,854	(1)	407,500	(1)
Millennium Corporate Park	Office	159,682		162,193
Northwest RA Industrial Portfolio	Industrial	21,399		24,100
Rainier Corporate Park	Industrial	75,966		81,035
Regal Logistics Campus	Industrial	56,700		67,000
Washington DC:
1001 Pennsylvania Avenue	Office	549,958	(1)	550,757	(1)
1401 H Street, NW	Office	194,149	(1)	194,600	(1)
1900 K Street	Office	249,000		245,000
Mazza Gallerie	Retail	81,686		83,003

TOTAL REAL ESTATE PROPERTIES
(Cost $9,985,262 and $10,031,744)		9,365,810		10,305,040

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—18.30% and 18.45%

REAL ESTATE JOINT VENTURES—16.43% and 16.30%

Location/Description	Value
	2009		2008
	(Unaudited)
California:
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	$199,405	(2)	$239,748	(2)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	88,666		105,074
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	270,696	(2)	281,941	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	204,993		196,202
West Dade Associates
Miami International Mall (50% Account Interest)	98,634	(2)	105,312	(2)
Georgia:
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	58,338		78,209
Massachusetts:
MA-One Boston Place REIT
One Boston Place (50.25% Account Interest)	181,264		212,083
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	69,356	(2)	73,969	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	36,226		36,048
Various:
DDR TC LLC
DDR Joint Venture—Various (85% Account Interest)	668,802	(2,3)	712,773	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	60,811	(2,3)	67,621	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	57,286	(2,3)	67,731	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,073,827 and $2,068,714 )	1,994,477		2,176,711

LIMITED PARTNERSHIPS—1.87% and 2.15%
Cobalt Industrial REIT (10.998% Account Interest)	29,724		31,784
Colony Realty Partners LP (5.27% Account Interest)	20,756		29,000
Heitman Value Partners Fund (8.43% Account Interest)	14,401		16,334
Lion Gables Apartment Fund (18.46% Account Interest)	147,674		186,471
MONY/Transwestern Mezz RP II (16.67% Account Interest)	11,460		17,710
Transwestern Mezz Realty Partners III, LLC (11.70% Account Interest)	3,189		5,186

TOTAL LIMITED PARTNERSHIPS
(Cost $261,136 and $261,136 )	227,204		286,485

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,334,963 and $2,329,850 )	2,221,681		2,463,196

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

MARKETABLE SECURITIES—3.98% and 3.83%
COMMERCIAL PAPER—0.35% and 1.84%

Principal		Issuer	Yield(4)	Maturity Date	Value
2009	2008				2009	2008
					(Unaudited)
$—	$50,000	Abbey National North America LLC	0.071%	1/5/09	$—	$49,998
—	40,000	Bank of Nova Scotia	0.193%	1/2/09	—	39,999
—	50,000	HSBC Finance Corporation	0.304%	1/7/09	—	49,997
—	50,000	Rabobank USA Financial Corp	0.122%	1/5/09	—	49,999
42,000	—	Rabobank USA Financial Corp	0.122%	4/1/09	42,000	—
—	25,000	Societe Generale North America, Inc.	0.243%	1/13/09	—	24,997
—	22,400	Toyota Motor Credit Corp.	0.406%	1/23/09	—	22,395
—	8,200	Toyota Motor Credit Corp.	0.659%	2/4/09	—	8,196

TOTAL COMMERCIAL PAPER
(Cost $42,001 and $245,585)					42,000	245,581

GOVERNMENT AGENCY NOTES—2.02% and 1.99%
—	25,000	Fannie Mae Discount Notes	0.030%	1/6/09	—	25,000
—	14,200	Fannie Mae Discount Notes	0.081%	1/30/09	—	14,200
—	33,400	Fannie Mae Discount Notes	0.152%	2/3/09	—	33,400
32,000	—	Fannie Mae Discount Notes	0.325%	6/16/09	31,987	—
10,100	—	Federal Farm Credit Bank Discount Notes	0.213%	4/1/09	10,100	—
27,800	—	Federal Farm Credit Bank Discount Notes	0.051%	4/27/09	27,799	—
—	18,100	Federal Home Loan Bank Discount Notes	0.071%	1/5/09	—	18,100
—	50,000	Federal Home Loan Bank Discount Notes	0.041%	1/12/09	—	50,000
—	11,330	Federal Home Loan Bank Discount Notes	0.051%	1/21/09	—	11,330
—	100,000	Federal Home Loan Bank Discount Notes	0.081%	1/22/09	—	100,000
62,209	—	Federal Home Loan Bank Discount Notes	0.294-0.345%	4/6/09	62,209	—
15,900	—	Federal Home Loan Bank Discount Notes	0.192-0.345%	4/8/09	15,900	—
24,230	—	Federal Home Loan Bank Discount Notes	0.203%	4/15/09	24,230	—
50,000	—	Federal Home Loan Bank Discount Notes	0.355%	4/24/09	49,998	—
—	14,100	Freddie Mac Discount Notes	0.203%	1/5/09	—	14,100
11,340	—	Freddie Mac Discount Notes	0.339%	4/20/09	11,340	—
2,000	—	Freddie Mac Discount Notes	0.152%	5/12/09	2,000	—
10,000	—	Freddie Mac Discount Notes	0.269%	6/15/09	9,996	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $245,532 and $266,118)					245,559	266,130

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Value
2009	2008				2009	2008
					(Unaudited)
UNITED STATES TREASURY BILLS—1.61% and 0.00%
$29,505	$—	United States Treasury Bills	0.203%	4/2/09	$29,505	$—
49,500	—	United States Treasury Bills	0.193-0.213%	5/7/09	49,492	—
50,000	—	United States Treasury Bills	0.203%	5/21/09	49,989	—
66,930	—	United States Treasury Bills	0.142-0.304%	5/28/09	66,911	—

TOTAL UNITED STATES TREASURY BILLS
(Cost $195,887 and $0)					195,897	—

TOTAL MARKETABLE SECURITIES
(Cost $483,420 and $511,703)					483,456	511,711

MORTGAGE LOAN RECEIVABLE - 0.57% and 0.54%
		Borrower	Current Rate(5)
75,000	75,000	Klingle Corporation	1.250%	7/10/11	69,705	71,767

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000 and $75,000 )					69,705	71,767

TOTAL INVESTMENTS
(Cost $12,878,645 and $12,948,297)					$12,140,652	$13,351,714

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represents the interest rate on this investment at March 31, 2009. At December 31, 2008, the interest rate on this investment was 2.57%.

See notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) entitled “Item 1A. Risk Factors” and the section of this Form 10-Q entitled “Item 1A. Risk Factors” in Part II hereof. The past performance of the Account is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, general economic conditions and the strength of the capital and credit markets, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•

The risks associated with acquiring, owning and selling real property, including general economic and real estate market conditions, the availability of financing (both for the Account and potential purchasers of the Account’s properties), disruptions in the credit and capital markets, competition for real estate properties, leasing risk (including tenant defaults), and the risk of uninsured losses at properties (including due to terrorism and acts of violence);

•

The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects, the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be circumstances in the between appraisals in which the realizable value of a property may not always be reflected in the Account’s daily accumulation unit value calculation;

•

Risks associated with borrowing activity by the Account, including the ability to obtain financing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•

Investment risk associated with participant transactions, including the fact that significant net participant transfers out of the Account may impair its ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account;

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

More detailed discussions of certain of those risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and the section of this Form 10-Q entitled “Item 1A. Risk Factors” in Part II hereof.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended March 31, 2009 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

FIRST QUARTER 2009 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

The deterioration in the U.S. economy continued during the first quarter of 2009 as evidenced by the loss of 2.1 million jobs during the quarter. The efforts of the U.S. government and Federal Reserve to stimulate the economy, unfreeze credit markets, and assist distressed homeowners intensified, highlighted by the $787 billion fiscal stimulus plan signed into law by President Obama. Other programs include the Homeowner Affordability and Stability Plan, which is designed to assist struggling homeowners with payments and the refinancing of high rate mortgages. To stabilize the financial sector, the Treasury Department announced a program which would provide low-cost financing and limited guarantees for private sector entities acquiring troubled assets from U.S. banks and financial institutions. To stimulate consumer and small business lending, the Federal Reserve’s Term Asset-Backed Securities Loan Facility will issue asset-backed securities collateralized by new consumer and small business loans. Underscoring the extent to which liquidity has been constrained, the Federal Reserve announced plans to introduce roughly one trillion dollars into the economy through purchases of agency-backed and long-term government securities. These actions helped keep yields on 10-year Treasuries, which had fallen to just over 2.0% in December 2008, at less than 3% during the first quarter. As a result, mortgage rates fell to 5% in March and helped spur refinancing activity. Still, sales of foreclosed homes accounted for roughly half of all home sales, underscoring a continued decline in home prices and overall distress in the housing market. Pessimism about the economy led to a selloff in the stock market, with the Dow Jones Industrial Average down 25% in early March. However, major indices subsequently rebounded from their lows in anticipation of improved economic activity from recently enacted and proposed policy actions. For the quarter, the Dow Jones Industrial Average and the broader S&P 500 Index were down 13.3% and 11.7%, respectively.

Other indicators of the deterioration in economic activity include U.S. Gross Domestic Product (“GDP”), a basic indicator of economic activity. Preliminary estimates released by the Bureau of Economic Analysis indicate that GDP declined by 6.1% in the first quarter of 2009, as manufacturing activity, business and residential investment, and exports all remained weak. Although the drop was nearly as severe as the fourth quarter 2008 decline of 6.3%, consumer spending did show improvement during the first quarter. One other bright spot was consumer prices, which were stable during the quarter, and even showed a small decline in March. On average, consumer prices are now lower than they were one year ago, which is due primarily to the decline in energy prices as compared with prices in early 2008. While lower energy prices are a benefit to household budgets, economic conditions are expected to remain weak through at least the first half of 2009, as indicated by the data in the table below.

Economic Indicators*

	2008	2008Q1	2008Q2	2008Q3	2008Q4	2009Q1	2009F	2010F
Economy (% Growth)(1)
Gross Domestic Product (GDP)	1.1%	0.9%	2.8%	-0.5%	-6.3%	-6.1%	-2.6%	1.8%
Inflation (Consumer Price Index)	0.1%	3.7%	6.5%	3.1%	-12.4%	2.2%	-0.7%	1.6%
Employment Growth (Thousands)	-3,078	-338	-458	-624	-1,658	-2,055	N/A	N/A
Interest Rates(2)
10 Year Treasury	3.66%	3.66%	3.89%	3.86%	3.25%	2.74%	2.90%	3.50%
Federal Funds Rate	0.0-0.25%	2.25%	2.00%	2.00%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts

*	Data subject to revision

(1)	GDP growth rates are annual rates; inflation rates are annualized rates; employment growth amounts are monthly changes.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Although other key economic indicators remain depressed, some economists have observed that the rate of deterioration in some indicators appears to be slowing, which suggests that the economy may be close to bottoming out. In particular, consumer confidence has begun to trend upwards, but remains near historic lows. Retail sales increased in January and February, but retreated again in March. After a modest gain in February, existing home sales declined again in March, remaining far short of 2008 levels. Nonetheless, home prices rose during the month, as traffic from first-time homebuyers increased markedly. Despite these possible signs of stabilization, growth in the U.S. economy is not expected to resume until the latter half of the year at the earliest. Growth prospects are compromised by rising unemployment, sizeable job losses, a wary consumer and the depressed housing market. As indicated below, housing starts have dropped precipitously and are now at the lowest levels on record.

Broad Economic Indicators*

Index 1985=100	2008	Jan-09	Feb-09	Mar-09
Consumer Confidence	58.0	37.4	25.3	26.9
% Change(1)
Retail Sales(2)	1.8%	1.4%	0.7%	-0.8%
Housing Starts	-33%	-54%	-48%	-48%
New Home Sales	-38%	-45%	-37%	-31%
Unemployment Rate	5.8%	7.6%	8.1%	8.5%

*	Data subject to revision

(1)	Retail sales monthly figures represent change from the preceding month; housing numbers are the percent change from the same month in the previous year.

(2)	Retail sales exclude auto, auto parts and gas.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics

The Federal Reserve’s April 2009 Beige Book, which reported on regional economic conditions in the twelve Federal Reserve Districts through the end of March, characterized economic activity as weak or having contracted further in all Districts since its last report. Nonetheless, some Districts noted a moderation in the rate of decline, and some Districts reported that economic activity stabilized in a few sectors, albeit at very low levels. Reports from most Districts were generally less negative with respect to residential home sales. In particular, while prices continued to decline, some Districts noted a leveling off in prices or a slowing in the rate of price declines. In general, lower mortgage rates, tax credits for first-time home buyers and rising affordability have increased the pool of potential buyers, which resulted in moderately improving sales activity in a few Districts.

Conversely, commercial real estate conditions deteriorated across all Districts. Tight credit markets and falling prices were noted to be keeping both commercial real estate buyers and sellers out of the market. Labor market conditions remained weak as layoffs, unpaid furloughs, reduced working hours and hiring freezes occurred across all Districts to varying degrees. Consumer spending was generally characterized as weak; however, some Districts noted either a modest improvement in sales or a moderation in the rate of sales declines.

Prospects for the balance of 2009 and 2010 will be determined largely by the success of policy actions taken by the U.S. government and central banks around the globe. A key element of U.S. policy is to maintain the availability and low cost of capital as is evidenced by the Federal Reserve’s announcement following its March 2009 meeting of its intention to keep the federal funds rate at “exceptionally low levels”, i.e., essentially zero, for an extended period. This policy, coupled with an influx of government spending, has raised concerns about future inflation; however, Federal Reserve members expect inflation to remain subdued as weak economic conditions hold down wages and prices. Most economists believe that a massive stimulus program was needed to prevent a collapse in the economy, and some believe that additional stimulus will ultimately be required.

In light of this backdrop, economists surveyed as part of the April 2009 Blue Chip Financial Forecasts publication continue to expect U.S. GDP to decline for the year as a whole, as modest growth in the second half of 2009 is not sufficient to offset the declines in the first half of the year. Expectations for an uptick in economic activity in the second half of 2009 are predicated largely on an increase in consumer spending, particularly relative to the lows of recent quarters. In combination, tax cuts enacted as part of the fiscal stimulus plan, extended unemployment benefits, the recent increase in mortgage refinancing activity, and lower energy prices are all expected to have a positive impact on consumer spending by year-end. The Blue Chip Consensus forecast calls for GDP to decline 2.6% in 2009, followed by positive but sub-par growth of 1.8% in 2010. Members of the Federal Open Market Committee (“FOMC”) have similar expectations. In preparation for the March 2009 meeting, FOMC members downgraded expectations for economic growth in the latter half of 2009 and in 2010 as the rapid deterioration in the job market and falling industrial production in the first quarter of 2009 were incorporated into their models. The revised forecast now calls for GDP to “.  .  .  gradually flatten over the course of 2009, and then expand slowly during 2010 as the stresses in financial markets ease, the effects of fiscal stimulus take hold, and the correction in housing activity comes to an end.”

Real Estate Market Conditions and Outlook

Commercial property sales activity declined sharply in first quarter 2009, a continuation of the trend in the third and fourth quarters of 2008. In general, prospective sellers continued to wait for better market conditions, and prospective buyers were unable to secure the financing often needed to complete transactions. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicate that commercial property sales totaled $8.6 billion in the first quarter of 2009, an 80% decline as compared to the first quarter of 2008, when sales totaled $43.6 billion. Current sales volumes are the lowest recorded by RCA since it began tracking sales in 2001. While the number of properties being offered for sale has increased recently, buyers appear to be content to wait for prices to fall further and/or for sellers to become more motivated. While most government policy has been focused on residential real estate, policy makers have begun to take note of possible distress in the commercial real estate sector as well. As part of the Public-Private Investment Program, the Treasury Department would purchase AAA-rated commercial mortgage-backed securities (“CMBS”) from major banks in the expectation that these purchases would bring liquidity back to the CMBS and commercial real estate markets. In the interim, bankruptcy filings such as that by General Growth Properties, the nation’s second largest mall operator, may occur more frequently until access to credit has been restored and companies are able to refinance maturing debt.

Although transactional activity has been very limited, available data indicate that commercial property prices continued to decline in the first quarter. After the significant price declines of fourth quarter 2008 shown in the table below, commercial property prices declined 21% in February 2009 as compared with February 2008. (Full data for first quarter 2009 are not yet available.) However, Moody’s noted a slight uptick in sales volume in February, and a shift in sales from high priced properties to lower priced properties (i.e., less than $7.5 million in value).

	Sales Price Change 4Q07 to 4Q08
	National	Top 10 MSAs
Apartments	-13.6%	-12.3%
Office	-13.5%	-7.8%
Retail	-8.5%	-4.1%
Industrial	-13.9%	-7.1%

Source: Moody’s/REAL CPPI and Real Capital Analytics.

The lack of property sales continues to make individual property valuations difficult. Appraisers typically rely on sales of “comparables”—buildings of similar quality and characteristics—to provide a timely indication of current value, but with few sales and fewer true comparables trading hands, determining current market values has become increasingly difficult. Another factor affecting appraised values is that appraisers have revised the assumptions used in valuation models to reflect current economic and market conditions. Given the weak fundamentals, current appraisals incorporate extended lease-up periods for vacant space, assume no rent growth or rental declines for several years, and increase rental concessions such as multiple months of free rent for new tenants, all of which contribute to a decline in appraised values.

Property value declines were reported across all segments of the commercial real estate industry. The National Council of Real Estate Investment Fiduciaries (“NCREIF”) indicated that first quarter 2009 total returns for the NCREIF Property Index (“NPI”), a composite of 6,000 institutionally owned properties, were -7.3%, as an 8.7% decline in the property value component of the index dwarfed the 1.4% income return. The one year total return for the four quarters ending first quarter 2009 was -14.7%, which is the largest one-year decline since NCREIF began collecting data in 1978. Again, the decline was due to property value declines of -19.2% which was offset by the 5.2% income return. While NPI returns were dismal, they topped those of NCREIF’s fund indices such as the Open End Diversified Core Equity (“ODCE”), which reported total net returns of -13.9% for first quarter 2009 and -24.0% for the four quarters ended first quarter 2009. More speculative funds such as those contained in NCREIF’s Value-add and Opportunistic fund indices reported even larger declines, with those indices declining 19.6% and 37.9%, respectively, for the four quarters ending first quarter 2009.

Value declines were largely reflective of the deteriorating U.S. economy and further weakening in commercial real estate fundamentals during the first quarter of 2009. Vacancy rates rose across each of the four main property types, and increases were pervasive across markets. Commercial real estate generally lags the national economy, and due to the severity of the recession, it is expected that weak demand and rising vacancies will continue through the rest of 2009 and possibly into 2010. Even as economic conditions improve, it will take time for business confidence to rebound and for businesses to formulate growth plans and lease new space. The table below summarizes the top five markets in which the Account had exposure as of March 31, 2009. The top five markets account for more than one-third of the Account’s total real estate portfolio in terms of value and, despite rising vacancy rates nationally, occupancy in each of the top five markets has held up comparatively well.

Metropolitan Area	Percent Leased (weighted)	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	98.3%	9	12.00%	11.23%
Boston-Quincy MA	91.2%	5	7.37%	6.90%
Los Angeles-Long Beach-Glendale CA	92.9%	8	6.67%	6.24%
San Francisco-San Mateo-Redwood City CA	94.8%	4	6.27%	5.87%
Houston-Bay Town-Sugar Land TX	95.2%	3	6.09%	5.69%

Office

Employment growth in financial and professional and business services tends to drive demand for office space, although typically with a lag due to the nature of the leasing cycle. The financial services sector has been hit hard by the recession, with job losses totaling 380,000 since the recession began in 2007. Its weakness has also affected related professional and business services as financial institutions have cut back on accounting, advertising, legal and technology-related spending. In the first quarter of 2009, the loss of 150,000 financial services jobs and 460,000 professional and business services jobs contributed to rising national office vacancy rates, which averaged 14.7% as of first quarter 2009 compared to 14.0% in fourth quarter 2008. By comparison, the vacancy rate of the Account’s office portfolio was 6.8% in first quarter 2009. Metropolitan area vacancy rates in each of the Account’s top office markets rose across the board in the quarter, but all remained below the national average. The table below compares the average vacancy rate of properties in the Account’s top office markets with their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	2008Q4	2009Q1	2008Q4	2009Q1

Office	National			6.4%	6.8%	14.0%	14.7%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,202.6	9.9%	0.6%	1.4%	12.1%	12.8%
2	Boston-Quincy MA	$807.7	6.7%	7.8%	8.2%	11.0%	12.3%
3	San Francisco-San Mateo-Redwood City CA	$647.1	5.3%	5.4%	5.3%	10.6%	12.0%
4	Seattle-Bellevue-Everett WA	$547.6	4.5%	3.7%	3.9%	11.4%	12.7%
5	Los Angeles-Long Beach-Glendale CA	$461.9	3.8%	8.0%	7.5%	12.8%	13.7%

*  Source: Torto Wheaton Research

Industrial

Macroeconomic factors influencing industrial space market demand such as industrial production, international trade flows, and employment growth in the manufacturing, wholesale trade, and warehousing industries, all exhibited weakness in the first quarter of 2009. In particular, U.S. exports declined 30% in first quarter 2009 due to declining demand for consumer goods across the world. Similarly, U.S. industrial production fell 20% during the first quarter, and U.S. manufacturing employment continued its steady decline. As a result, industrial market fundamentals weakened measurably as indicated by the data in the table below. The national industrial vacancy rate increased to 12.2% in the first quarter, up from 11.4% in fourth quarter 2008. In comparison, the vacancy rate for the Account’s industrial portfolio has held steady at 12.3%. Metropolitan area vacancy rates in each of the Account’s top industrial markets increased during the first quarter. Southern California industrial markets have been challenged by declining activity at the nation’s two largest ports in Los Angeles and Long Beach, which has reduced space demand throughout the region. The Account’s above average vacancy rate in Los Angeles and Riverside is reflective of the increasingly difficult leasing environment in those markets. Nonetheless, the vacancy rate in Los Angeles remains the lowest in the nation. The Account’s above average vacancy rate in Riverside reflects the loss of two large tenants, while in Los Angeles, where average tenant size is smaller, the higher vacancy is mainly a result of several small businesses shutting their doors. The table below compares the average vacancy rate of properties in the Account’s top industrial markets to their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	2008Q4	2009Q1	2008Q4	2009Q1

Industrial	National			12.3%	12.3%	11.4%	12.2%

1	Riverside-San Bernardino-Ontario CA	$344.0	2.8%	21.1%	20.5%	14.6%	14.9%
2	Dallas-Plano-Irving TX	$169.0	1.4%	7.1%	7.9%	13.6%	14.3%
3	Chicago-Naperville-Joliet IL	$132.6	1.1%	1.7%	0.6%	12.7%	13.5%
4	Los Angeles-Long Beach-Glendale CA	$126.6	1.0%	9.6%	12.1%	5.5%	6.5%
5	Atlanta-Sandy Springs-Marietta GA	$117.0	1.0%	1.3%	1.3%	14.6%	15.7%

*  Source: Torto Wheaton Research

Multi-Family

Apartment market conditions weakened further during the first quarter of 2009, with the multi-family national vacancy rate rising to 7.3% as compared to 6.9% in fourth quarter 2008. A year-over-year comparison, which accounts for the seasonality inherent in apartment leasing, shows a more considerable jump, with vacancies increasing from 5.5% in first quarter 2008. The apartment market has been negatively affected by both a rapidly contracting job market and increased supply, which includes competition from vacant single-family homes and condominiums being offered for rent. The average vacancy rate for the Account’s apartment portfolio was 5.8% during first quarter 2009, below the national average. The Account has below average vacancy in three of its five top markets, and the average vacancy rate in the Account’s Denver properties is just above the metropolitan area average. In New York, layoffs due to the financial markets crisis have increased sharply and caused the rental market in Manhattan, where the Account’s one property is located, to weaken as reflected by the increase in the Account’s vacancy rate. The table below compares the average vacancy rate of properties in the Account’s top apartment markets with their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by MSA ($M)	% of Total Investments	2008Q4	2009Q1	2008Q4	2009Q1

Apartment	National			5.3%	5.8%	6.9%	7.3%

1	Houston-Bay Town-Sugar Land TX	$260.0	2.1%	3.3%	6.3%	7.1%	8.1%
2	Phoenix-Mesa-Scottsdale AZ	$215.2	1.8%	5.5%	6.0%	10.3%	11.5%
3	Denver-Aurora CO	$188.0	1.6%	8.8%	8.0%	7.2%	7.6%
4	New York-Wayne-White Plains NY-NJ	$147.8	1.2%	2.0%	7.0%	5.8%	5.9%
5	Atlanta-Sandy Springs-Marietta GA	$119.2	1.0%	5.1%	3.6%	10.0%	10.6%

*  Source: Torto Wheaton Research

Retail

Vacancies in neighborhood and community centers throughout the U.S. increased to 11.5% in first quarter 2009, up from 10.7% in the fourth quarter of 2008. The Account’s retail portfolio held up comparatively well with an average vacancy rate of 7.9% as of the first quarter of 2009. Retail market conditions are dependent to a large degree on consumer spending, which has fallen sharply. In fact, the 2008 holiday season was one of the worst on record for retailers as households have cut back on discretionary spending to the extent that the household savings rate has risen to the levels seen during the 2001-2002 recession. Among the retailers most affected by the decline in spending were Fortunoff, Goody’s, Gottschalks and Ritz Cameras which all filed for bankruptcy protection during the first quarter of 2009. Numerous other retailers are struggling as underscored by the recent closing of all Linens ‘n Things and Circuit City stores, as well as the more recent announcement by Filene’s Basement that it would file for bankruptcy protection and sell 17 of its 25 stores. Additional store closings and future bankruptcies are expected, which would cause vacancies to rise further. One industry segment that has held up reasonably well has been grocers, who have benefited from consumers’ newfound frugality and their decision to dine out less frequently.

Commercial Real Estate Outlook

Commercial real estate market conditions have been adversely affected by the recession, which has reduced space demand across all property types. It is unlikely that market conditions will improve significantly in the near term as economic and capital markets conditions remain unsettled, and the monetary and fiscal policy actions that have been implemented will require time to have an effect. In addition, an improvement in economic activity is needed to revive space demand, and economic conditions are likely to remain weak into the second half of 2009. Fortunately, construction has been relatively modest in comparison to prior economic and commercial real estate downturns, as the table below indicates. While management remains concerned about the economic outlook, it believes that there will not be a glut of new space to absorb when economic conditions improve, as has been the case following prior downturns. An improvement in market conditions could in theory proceed more quickly than following prior downturns provided economic conditions improve steadily.

Historic and Projected Construction *
	2008	2009F	Annual Average
			1989-1991	1999-2001
Office	76	61	83	92
Industrial	169	67	183	255
Apartment	220	140	257	212
Retail	29	12	45	32

*	in millions of sq. ft. except for apartments which are in thousands of units.

Source: Torto Wheaton Research

Given economic conditions and the credit crunch, it is not surprising that investor returns for many types of assets have been dismal over the past year and a half. In the stock market, the Dow Jones Industrial Average has declined 43% since the start of the recession, and it was down 51% at its low point during the first quarter of 2009. By comparison, commercial real estate to date held up relatively well with the NPI declining only 13.3% over the same time period. However, commercial real estate fundamentals are likely to decline over the coming quarters, along with commercial real estate returns. Returns are likely to suffer as companies reduce space usage in order to cut costs and realign space requirements with current employment levels. In addition to higher vacancy rates, rental rates have declined and space will be re-leased at lower rates and concessions to tenants could be required as leases mature. Investors have also raised their return requirements which in combination with weakening real estate fundamentals have translated into lower values. Continued declines in rental rates and additional weakening of economic conditions would cause property prices to decline further, and possibly significantly.

Despite significant economic headwinds, the Account’s properties are still well-leased at over 90% as of March 31, 2009 and management believes the long-term nature of many of the Account’s leases will generate cash flow to both service existing debt and generate relatively steady property level income return. As shown below, the property income return has historically been a major component of the properties’ total return, and management believes that income returns should offset a portion of the negative fluctuations in the capital return in 2009 that are expected as the market continues to adjust.

Management believes that certain key attributes of the Account may enable it to weather the extremely challenging operating environment in the near term. First, the Account has employed a “core” investment strategy since its inception with a focus on high quality assets in major metropolitan markets. In addition, the Account’s portfolio, which primarily consists of a mix of 108 office, industrial, retail and apartment properties located across the U.S. and Europe (two properties), is not, in management’s view, overly exposed to a particular region of the country, property type, or industry sector.

Investments as of March 31, 2009

As of March 31, 2009, the Account had total net assets in the amount of $10.4 billion, a 9.4% decrease from December 31, 2008, and a 40.2% decrease from March 31, 2008. The decrease in the Account’s net assets as of March 31, 2009 as compared to December 31, 2008 was primarily due to the depreciation in value of the Account’s wholly-owned real estate properties, as well as those owned in joint venture investments. The decrease in the Account’s net assets from March 31, 2008 to March 31, 2009 was primarily caused by net participant transfers out of the Account (approximately 57% of the decrease), and the depreciation in value of the Account’s wholly-owned real estate properties and those owned in joint venture investments (approximately 43% of the decrease).

As of March 31, 2009, the Account owned a total of 108 real estate property investments (96 of which were wholly-owned, 12 of which were held in joint ventures). The real estate portfolio included 45 office property investments (five of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 20 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 108 real estate property investments, 27 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly-owned real estate portfolio as of March 31, 2009 was $1.8 billion, representing 16.9% of Total Net Assets. The Account’s share of joint venture debt ($1.8 billion) is netted against the underlying properties when determining the joint venture values shown on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of March 31, 2009 was $3.5 billion, representing 33.7% of Total Net Assets. The Account currently has no Account-level debt.

During the first quarter of 2009, the Account sold a property within the Phoenix Apartment Portfolio and a property within the Houston Apartment portfolio for $28.9 million and realized a loss of $16.9 million. These transactions are discussed in more detail below in the section titled “Recent Transactions”.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The largest investment, DDR Joint Venture, is comprised of 65 properties in 13 states and represented 5.51% of Total Investments and 5.89% of Total Real Estate Investments. No single property investment represents more than 4.53% of Total Investments or more than 4.84% of Total Real Estate Investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that have either maximized in value, no longer fit into the Account’s profile, underperformed, or represent properties that will need significant capital infusions in the future. The Account will reinvest any sale proceeds that it does not need to pay operating expenses or to meet redemption requests (e.g., cash withdrawals or transfers).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the properties at March 31, 2009.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.4%	19.1%	12.1%	1.2%	1.9%	56.7%
Apartment	2.3%	5.7%	4.7%	0.0%	0.0%	12.7%
Industrial	1.7%	6.1%	3.8%	1.3%	0.0%	12.9%
Retail	4.1%	1.0%	9.7%	0.5%	1.9%	17.2%
Storage(3)	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	30.7%	32.1%	30.4%	3.0%	3.8%	100.0%

(1)	Fair values for wholly owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: ME, NH, VT, MA, RI, CT, NY, NJ, PA, DE, MD, DC, WV, VA, NC, SC, KY

Properties in the “Midwest” region are located in: WI, MI, OH, IN, IL, MN, IA, MO, KS, NE, ND, SD

Properties in the “South” region are located in: TN, MS, AL, GA, FL, OK, AR, LA, TX

Properties in the “West” region are located in: MT, ID, WY, CO, NM, AZ, UT, NV, WA, OR, CA, AK, HI

Top Ten Largest Real Estate Investments

Property or Joint Venture Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
DDR Joint Venture	Various	USA	Retail	668.8(c	)	5.89	5.51
1001 Pennsylvania Avenue	Washington	DC	Office	550.0(d	)	4.84	4.53
Four Oaks Place	Houston	TX	Office	431.8(e	)	3.80	3.56
Fourth and Madison	Seattle	WA	Office	362.9(f	)	3.19	2.99
50 Fremont	San Francisco	CA	Office	351.5(g	)	3.09	2.90
The Newbry	Boston	MA	Office	316.1		2.78	2.60
780 Third Avenue	New York City	NY	Office	300.4		2.64	2.47
99 High Street	Boston	MA	Office	284.0(h	)	2.50	2.34
The Florida Mall	Orlando	FL	Retail	270.7		2.38	2.23
1900 K Street	Washington	DC	Office	249.0		2.19	2.05

(a)

Value as reported in the 3/31/09 Statement of Investments. Investments owned 100% by TIAA are reported at fair value. Investments in joint ventures are reported at fair value and are based on the equity method of accounting and are presented at the Account’s ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 65 retail properties located in 13 states and is shown net of debt.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $344.1 Million.

(e)	This property is shown gross of debt. The value of the Account’s interest less leverage is $255.8 Million.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $220.7 Million.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $219.2 Million.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $123.6 Million.

As of March 31, 2009, the Account also held investments in government agency notes representing 2.02% of Total Investments, U.S. Treasury Bills representing 1.61% of Total Investments, commercial paper representing 0.35% of Total Investments, real estate limited partnerships representing 1.87% of Total Investments, and a mortgage loan receivable representing 0.57% of Total Investments.

TIAA-CREF has employed sustainable practices at its real estate investments (including those owned by the Account) for many years. It was one of the first institutional owners to sign on as an EPA ENERGY STAR Partner, utilizing the Portfolio Manager benchmarking tool to measure and track the energy performance of its office portfolio.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Performance

The Account’s total return was -8.36% for the three months ended March 31, 2009. This was a significant decline compared to the positive return of 0.69% for the three months ended March 31, 2008. The Account’s performance in the first quarter of 2009 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, as well as lower income from marketable securities, offset somewhat by unrealized appreciation from the mortgage loans payable.

After several years of increasing investor demand for commercial real estate and historic capital appreciation, the weakened economy and faltering financial and credit markets have brought transaction activity to historically low levels, bringing a halt to capital appreciation in many markets. The number of individual property investments with valuation decreases has increased significantly as evidenced by the Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable. Management believes that real estate is an investment that should be considered from a long term perspective. The Account’s annualized total returns (after expenses) over the past one, three, five, and 10-year periods ended March 31, 2009 were -21.87%, -0.36%, 5.14%, and 6.20%, respectively. As of March 31, 2009, the Account’s annualized total return since inception was 6.77%.

The Account’s total net assets decreased from $17.5 billion at March 31, 2008 to $10.4 billion at March 31, 2009. The primary drivers of this 40.2% decrease were the net participant transfers out of the Account (approximately 57% of the decrease), and depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments (approximately 43% of the decrease).

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 20.7% lower for the three months ended March 31, 2009, as compared to the same period in 2008.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 99.7% and 80.3% of the Account’s total investment income (before deducting Account level expenses) during the three months ended March 31, 2009 and 2008, respectively. The 20.7% decrease in the Account’s total investment income was due to a 98.7% decrease in the Account’s interest and dividend income and a 7.7% decrease in Net Real Estate Income.

Net Real Estate Income decreased approximately 7.7% in the three months ended March 31, 2009, as compared to the same period in 2008. This decrease is primarily due to an increase in interest expense resulting from the additional debt that was incurred during the second half of 2008 and, to a lesser extent, higher property tax and property operating expenses. Property taxes increased during 2008 and into 2009 due to higher assessments on the real estate properties resulting from the higher values during 2008 when the property tax re-valuations occurred. Property operating expenses have increased as a result of increased insurance costs in the first quarter of 2009 compared to the same period in 2008.

Income from real estate joint ventures and limited partnerships was $29.8 million for the three months ended March 31, 2009, as compared to $30.9 million for the three months ended March 31, 2008. This 3.5% decrease is due to a decrease in income earned and distributed by the joint ventures.

The decrease in investment income is due to a lower marketable security balance in the first quarter of 2009 compared to the same period in 2008, along with a decrease in yields earned on those securities. Also, during the second quarter of 2008, the Account sold the real estate equity securities and did not hold any of those securities in 2009, which resulted in no dividend income for the first quarter of 2009, compared with dividend income of $3.8 million in the first quarter of 2008.

The Account incurred overall Account level expenses of $26.4 million for the three months ended March 31, 2009, which represents a 39.7% decrease from $43.7 million for the same period in 2008. The decreases in Investment Advisory and Administrative and distribution charges are due to two factors. First, during the first quarter of 2008, there were increased costs allocated to the Account associated with new technology investments that have been reduced significantly in 2009. The other factor is the general decline in the costs allocated to manage and distribute the Account and is consistent with the reduction in the average net assets of the Account. The reduction in the Liquidity Guarantee charges is due to the reduction in the charges from 16 basis points during the first quarter of 2008 compared to 10 basis points for the same period in 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $1.1 billion for the three months ended March 31, 2009, a significant increase in loss when compared to a net realized and unrealized loss of $28.9 million for the three months ended March 31, 2008. The overall variance was driven by two factors. First, the decrease in net realized and unrealized gains and losses on investments and mortgage loans payable was primarily driven by a net realized and unrealized loss on the Account’s wholly-owned real estate property investments of $0.9 billion for the three months ended March 31, 2009 compared to a gain of $42.8 gain during the same period in 2008. Second, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $233.5 million for the three months ended March 31, 2009 as compared to a net realized and unrealized loss of $43.7 million for the three months ended March 31, 2008. The variance in the net realized and unrealized gains and losses on wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets in the first quarter of 2009.

Mortgage loans payable experienced an unrealized gain of approximately $70.7 million during the first quarter of 2009 compared to an unrealized loss of $34.7 million in the same period in 2008. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates and spreads. As the spreads increase for these mortgage loans, the value of the liability decreases, which resulted in a gain to the Account during the first quarter of 2009.

During the first quarter of 2009, the Account sold two partial apartment portfolio investments, for net proceeds of approximately $28.9 million and realized a loss of $16.9 million.

Liquidity and Capital Resources

As of March 31, 2009 and 2008, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $0.5 billion and $3.6 billion, respectively (approximately 4.2% and 19.0% of the Account’s total investments at such dates, respectively). The decrease in the Account’s liquid assets as of March 31, 2009 compared to March 31, 2008 was due primarily to sustained significant net participant transfers out of the Account since early 2008 and in particular, during the three months ended December 31, 2008. When compared to December 31, 2008, the Account’s liquid assets have remained relatively stable as a result of Liquidity Units (accumulation units purchased by TIAA are generally referred to as Liquidity Units) purchased by TIAA during the first quarter of 2009 to respond to net participant transfer activity out of the Account during the first quarter of 2009. As of May 13, 2009, the Account’s liquid assets had a value of approximately $527 million (approximately 4.5% of the Account’s total investments).

During the three months ended March 31, 2009, the Account received $190 million in premiums and had an outflow of $983 million in net participant transfers to TIAA, the CREF accounts and TIAA-CREF affiliated mutual funds, while, during the three months ended March 31, 2008, the Account received $285 million in premiums and had an outflow of $444 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds.

Primarily as a result of significant net participant transfers, on December 24, 2008, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $155.6 million of Liquidity Units issued by the Account. Subsequent to December 24, 2008 and through May 13, 2009, the TIAA general account has purchased an additional $1.028 billion in the aggregate of Liquidity Units in a number of separate transactions. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Management cannot predict the extent to which future TIAA Liquidity Unit purchases, if any, will be required under this liquidity guarantee, nor can management predict when such Liquidity Units will be redeemed by the Account in part, or in full. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

TIAA’s obligation to provide Account participants liquidity through purchases of Liquidity Units is not subject to an express regulatory or contractual limitation, although as described below under “—Role of the Independent Fiduciary,” the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires, TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Insurance Department, will continue. While the independent fiduciary is vested with oversight and approval over any redemption of TIAA’s Liquidity Units, it is expected that, unless the trigger point has been reached, redemptions would only occur once the Account has experienced net participant inflows for an extended period of time and is otherwise predicted to maintain a cash level at or close to its long-term investment goal. Upon termination and liquidation of the Account (wind-up), any Liquidity Units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of May 13, 2009, TIAA owned 11.1% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with PTE 96-76 and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

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

The Account’s net investment income continues to be an additional source of liquidity for the Account and it decreased from $150.6 million for the three months ended March 31, 2008 to $119.4 million for the three months ended March 31, 2009.

The Account, under certain conditions more fully described on page 11 of the Account’s prospectus (as supplemented from time to time), dated May 1, 2009 under “Borrowing” may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties. Under the Account’s investment guidelines, the Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets at the time of incurrence. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time. As the Account’s Total Net Assets fluctuate from time to time (whether due to valuation adjustments on the underlying assets or otherwise), the Account’s total borrowings may exceed 30% of Total Net Assets, even without the incurrence of additional leverage at such time. At any time when the Account has total borrowings in excess of 30% of Total Net Assets, it may not incur additional debt. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2009 the Account did not have any construction loans.

As of March 31, 2009, the Account’s total borrowings, including the debt on investments in joint ventures, represented 34.0% of the Account’s Total Net Assets. Total outstanding principal amount of indebtedness on the Account’s wholly owned property investments and the Account’s share of joint venture investments (including the undrawn principal portion of a line of credit) represented 28.1% of the Account’s total assets as of March 31, 2009. As of May 13, 2009, the Account’s total borrowings, including the debt on investments in joint ventures, represented 36.6% of the Account’s Total Net Assets.

Recent Transactions

The following describes property transactions by the Account in the first quarter of 2009. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

San Montego Apartments – Phoenix, AZ

On January 13, 2009, the Account sold a portion of an Apartment portfolio investment located in Phoenix, Arizona for sales proceeds of approximately $20 million and a realized loss of approximately $11.7 million. The Account purchased the portfolio investment on June 23, 2006. The original investment in this property was $31.2 million. At the time of sale, the property had a market value of $20 million and a cost of $31.7 million.

Miramar Townhomes – Houston, TX

On February 19, 2009, the Account sold a portion of an Apartment portfolio investment located in Houston, Texas for sales proceeds of approximately $8.9 million and a realized loss of approximately $5.2 million. The Account purchased the portfolio investment on June 23, 2006. The original investment in this property was $13.8 million. At the time of sale, the property had a market value of $8.9 million and a cost of $14.1 million.

Financings

None.

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

Level 1—Valuations using unadjusted quoted prices for assets traded in active exchange markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets include Real Estate related Marketable Securities.

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ significantly from those estimates.

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

Starting with the second quarter of 2009, Account management intends to have each real property owned by the Account appraised by independent appraisers once per calendar quarter. TIAA’s internal appraisal staff will continue to oversee the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal). For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including bankruptcy filing of that tenant).

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

Also, the independent fiduciary can require additional appraisals if a property’s value has changed materially and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

New Accounting Pronouncements

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. In February 2008, FASB issued Staff Position (“FSP”) SOP 07-1-1 indefinitely delaying the effective date of SOP 07-1 to allow FASB time to consider significant issues related to the implementation of SOP 07-1. In February 2009 the Emerging Issues Task Force (“EITF”) added the Application of the AICPA Audit and Accounting Guide, Investment Companies, by Real Estate Investment Companies to the EITF agenda which will be discussed at a future meeting. The FASB staff anticipates the creation of a Working Group to assist the EITF in addressing this issue. Management of the Account will continue to monitor FASB and EITF developments and will evaluate the financial reporting implications to the Account, as necessary.

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

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 did not impact the financial position or results of operations of the Account.

In April 2009, FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. Management of the Account plans to adopt the provisions of FSP FAS 157-4 for the second quarter of 2009 and does not expect that the adoption of this FSP will have a material impact to the financial position or results of operations of the Account.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2009, represented 95.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

Given the significant concentration (over 95% as of March 31, 2009) of the Account’s total investments being held in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held between 75% and 85% of its investments in real estate and real estate related assets.

Other risks inherent to, and associated with, the acquisition, ownership and sale of real estate related investments are detailed elsewhere in this Form 10-Q, including in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risk factors discussed in both “Item 1A. Risk Factors” in the Form 10-K and in Part II, Item 1A. in this Form 10-Q.

As of March 31, 2009, 4.6% of the Account’s total investments were in market risk sensitive instruments, comprised of marketable securities and an adjustable rate mortgage loan receivable. As of March 31, 2009, marketable securities include high-quality short-term debt instruments (i.e., commercial paper and government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.50%) are discussed in more detail in Note 7 to the Account’s financial statements contained herein.

The Account’s investments in cash equivalents, marketable securities (whether debt or equity), and mortgage loans receivable are subject to the following general risks:

•

Financial/Credit Risk—The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Volatility Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets even regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility over the past year. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.

•	Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment.

•

Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to significant concentration of deposit risk. In addition, there is some risk that investments held in money market accounts can suffer losses.

In addition, these securities, to the extent the Account were to hold mortgage-backed securities (including commercial mortgage-backed securities (“CMBS”), are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2009. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2009.

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

ITEM 1A. RISK FACTORS.

Set forth below are additions to certain risks identified in the section entitled “Item 1A. Risk Factors” contained in the Form 10-K:

RISKS ASSOCIATED WITH REAL ESTATE INVESTING

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

If the appraised values of the Account’s properties as a whole are too high, those participants who purchased accumulation units prior to (i) a downward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a lower price than the appraised value will be credited with less of an interest than if the value had previously been adjusted downward. Also, those participants who redeem during any such period will have received more than their pro rata share of the value of the Account’s assets, to the detriment of other nonredeeming participants. In particular, appraised property values may prove to be too high (as a whole) in a rapidly declining commercial real estate market. Further, implicit in the Account’s definition of fair value is a principal assumption that there will be a reasonable time to market a given property and that the property will be exchanged between a willing buyer and willing seller in a non-distressed scenario. However, an appraised value may not reflect the actual realizable value that would be obtained in a rush sale where time was of the essence. Also, appraised values may lag actual realizable values to the extent there is significant and rapid economic deterioration in a particular geographic market or a particular sector within a geographic market.

If the appraised values of the Account’s properties as a whole are too low, those participants who redeem prior to (i) an upward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a higher price than the appraised value will have received less than their pro rata share of the value of the Account’s assets, and those participants who purchase units during any such period will have purchased more than their pro rata share of the value of the Account’s assets.

Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks.

•

The co-venturer may have interests or goals inconsistent with those of the Account, including during times when a co-venturer may be experiencing financial difficulty. For example, a co-venturer may desire a higher current income return on a particular investment than does the Account (which may be motivated by a longer-term horizon), or vise versa, which could cause difficulty in managing a particular asset. Also, a co-venturer may desire to maximize leverage in the venture, which may be at odds with the Account’s strategy. Further, for reasons related to its own business strategy, a co-venturer may have different concentration standards as to its investments (geographically, by sector, or by tenant), which might frustrate the execution of the business plan for the joint venture.

CONFLICTS OF INTEREST WITHIN TIAA

TIAA and its affiliates (including Teachers Advisors, Inc., its wholly owned subsidiary and a registered investment adviser) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA- sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

In addition, the TIAA general account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of Liquidity Units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. TIAA’s ownership of Liquidity Units (including the potential of higher levels of ownership in the future) could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy.

RISKS OF LIQUID INVESTMENTS

The Account’s investments in cash equivalents, marketable securities (whether debt or equity) and mortgage loans receivable are subject to the following general risks:

•

Financial / Credit Risk —The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Volatility Risk —The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets even regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility over the past year. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.

RISKS OF FOREIGN INVESTMENTS

In addition to other investment risks noted above, foreign investments present the following special risks:

•

The value of foreign investments or rental income can increase or decrease due to changes in currency rates, currency exchange control regulations, possible expropriation or confiscatory taxation, political, social, and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on investments and mortgage loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates may impair the Account’s returns.

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

ITEM 6. EXHIBITS

(1)	(A	)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.[7]

(3)	(A	)	Charter of TIAA[1]
	(B	)	Restated Bylaws of TIAA (as amended)[6]
(4)	(A	)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[3], Keogh Contract,[4] Retirement Select and Retirement Select Plus Contracts and Endorsements[2] and Retirement Choice and Retirement Choice Plus Contracts.[4]

	(B	)	Forms of Income-Paying Contracts[3]
(10)	(A	)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation[5]
	(B	)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation[8]
	(C	)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A. [9]
(14)			Code of Ethics of TIAA[10]
(31)*			Rule 13a-15(e)/15d-15(e) Certifications
(32)*			Section 1350 Certifications

*	Filed herewith.

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

[10]

Previously filed and incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Account for the year ended December 31, 2008 and filed with the Commission on March 20, 2009 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of May, 2009.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
May 14, 2009	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer
May 14, 2009	By:	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer