Form 10-Q
period 2009-06-30
TIAA REAL ESTATE ACCOUNT
filed 2009-08-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2009

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments, at value:
Real estate properties (cost: $10,007,894 and $10,031,744)	$8,779,353	$10,305,040
Real estate joint ventures and limited partnerships (cost: $2,350,351 and $2,329,850)	1,762,729	2,463,196
Marketable securities:
Other (cost: $490,067 and $511,703)	490,095	511,711
Mortgage loan receivable (cost: $75,000 and $75,000)	68,279	71,767

Total investments (cost: $12,923,312 and $12,948,297)	11,100,456	13,351,714
Cash and cash equivalents	18,270	22,127
Due from investment advisor	1,716	—
Other	184,258	203,113

TOTAL ASSETS	11,304,700	13,576,954

LIABILITIES
Mortgage loans payable—Note 7 (principal outstanding: $1,936,540 and $1,910,121)	1,843,707	1,830,040
Payable for securities transactions	23	108
Due to investment advisor	—	9,892
Accrued real estate property level expenses	133,727	203,874
Security deposits held	24,794	24,116

TOTAL LIABILITIES	2,002,251	2,068,030

NET ASSETS
Accumulation Fund	9,000,544	11,106,246
Annuity Fund	301,905	402,678

TOTAL NET ASSETS	$9,302,449	$11,508,924

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 8 and 9	40,801	41,542

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 8	$220.60	$267.35

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
INVESTMENT INCOME
Real estate income, net:
Rental income	$238,699	$250,966	$480,489	$493,807

Real estate property level expenses and taxes:
Operating expenses	55,283	64,381	121,379	127,937
Real estate taxes	32,776	33,423	67,953	66,751
Interest expense	26,624	20,942	51,668	41,787

Total real estate property level expenses and taxes	114,683	118,746	241,000	236,475

Real estate income, net	124,016	132,220	239,489	257,332
Income from real estate joint ventures and limited partnerships	30,438	37,733	60,245	68,624
Interest	483	19,728	995	54,179
Dividends	—	1,238	—	5,079

TOTAL INVESTMENT INCOME	154,937	190,919	300,729	385,214

Expenses—Note 2:
Investment advisory charges	11,153	14,170	21,021	26,602
Administrative and distribution charges	8,851	21,866	21,213	43,927
Mortality and expense risk charges	1,232	2,153	2,606	4,347
Liquidity guarantee charges	3,272	5,166	6,020	12,187

TOTAL EXPENSES	24,508	43,355	50,860	87,063

INVESTMENT INCOME, NET	130,429	147,564	249,869	298,151

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized (loss) gain on investments:
Real estate properties	(8)	4,480	(16,886)	4,628
Real estate joint ventures and limited partnerships	—	—	—	(17)
Marketable securities	1	(12,405)	1	(11,211)

Total realized loss on investments	(7)	(7,925)	(16,885)	(6,600)

Net change in unrealized (depreciation) appreciation on:
Real estate properties	(609,089)	(91,679)	(1,501,837)	(48,878)
Real estate joint ventures and limited partnerships	(469,617)	(49,557)	(703,083)	(93,260)
Marketable securities	(10)	10,413	18	15,202
Mortgage loan receivable	(1,426)	(1,385)	(3,488)	(799)
Mortgage loans payable	(86,010)	39,064	(15,322)	4,354

Net change in unrealized depreciation on investments and mortgage loans payable	(1,166,152)	(93,144)	(2,223,712)	(123,381)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(1,166,159)	(101,069)	(2,240,597)	(129,981)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,035,730)	$46,495	$(1,990,728)	$168,170

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
FROM OPERATIONS
Investment income, net	$130,429	$147,564	$249,869	$298,151
Net realized loss on investments	(7)	(7,925)	(16,885)	(6,600)
Net change in unrealized depreciation on investments and mortgage loans payable	(1,166,152)	(93,144)	(2,223,712)	(123,381)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(1,035,730)	46,495	(1,990,728)	168,170

FROM PARTICIPANT TRANSACTIONS
Premiums	180,227	265,096	369,865	550,135
Purchase of Liquidity Units by TIAA	271,700	—	1,058,700	—
Net transfers to TIAA	(102,740)	(252,196)	(453,190)	(376,642)
Net transfers to CREF Accounts	(305,272)	(233,174)	(885,626)	(521,480)
Net transfers to TIAA-CREF Institutional Mutual Funds	(43,236)	(50,498)	(96,379)	(81,349)
Annuity and other periodic payments	(10,429)	(21,979)	(25,313)	(46,929)
Withdrawals and death benefits	(79,325)	(143,482)	(183,804)	(290,845)

NET DECREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(89,075)	(436,233)	(215,747)	(767,110)

NET DECREASE IN NET ASSETS	(1,124,805)	(389,738)	(2,206,475)	(598,940)
NET ASSETS
Beginning of period	10,427,254	17,451,335	11,508,924	17,660,537

End of period	$9,302,449	$17,061,597	$9,302,449	$17,061,597

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,990,728)	$168,170
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of real estate properties	—	(164,087)
Capital improvements on real estate properties	(69,547)	(62,165)
Proceeds from sale of real estate properties	28,880	23,421
Purchases of long term investments	(12,012)	(53,280)
Proceeds from sale of long term investments	—	480,832
Decrease in other investments	31,032	221,858
Decrease in payable for securities transactions	(85)	(745)
Change in due (from) to investment advisor	(11,608)	18,831
Decrease in other assets	18,855	24,445
Decrease in accrued real estate property level expenses	(22,517)	(12,991)
Increase (decrease) in security deposits held	678	(39)
Net realized loss on total investments	16,885	6,600
Unrealized depreciation on investments and mortgage loans payable	2,223,712	123,381

NET CASH PROVIDED BY OPERATING ACTIVITIES	213,545	774,231

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(1,655)	(363)
Premiums	369,865	550,135
Purchase of Liquidity Units by TIAA	1,058,700	—
Net transfers (to) from TIAA	(453,190)	(376,642)
Net transfers (to) from CREF Accounts	(885,626)	(521,480)
Net transfers to TIAA-CREF Institutional Mutual Funds	(96,379)	(81,349)
Annuity and other periodic payments	(25,313)	(46,929)
Withdrawals and death benefits	(183,804)	(290,845)

NET CASH USED IN FINANCING ACTIVITIES	(217,402)	(767,473)

NET (DECREASE) INCREASE IN CASH	(3,857)	6,758
CASH
Beginning of period	22,127	6,144

End of period	$18,270	$12,902

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$51,161	$41,752

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account, and make withdrawals from the Account on a daily basis under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and expanded the use of fair value measurements when warranted. The Account adopted Statement No. 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value. The adoption of Statement No. 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy: In accordance with FASB Statement No. 157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets, which may be held by the Account from time to time, include real estate related marketable securities (such as publicly traded REIT stocks).

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, mortgage loan receivable and mortgage loans payable.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s investments and mortgage loans payable are stated at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, a counterparty’s creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed below in more detail, as the Account generally obtains independent external appraisals on a quarterly basis, there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

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

Subsequently, each property is appraised each quarter by an independent external appraiser. In general, the Account obtains appraisals for each real estate property throughout the quarter, which is intended to result in appraisal adjustments (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day in each period.

TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal). For example, under certain circumstances, a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including bankruptcy filing of that tenant).

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately (see “—Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships: Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and certain limited partnerships are generally classified within level 3 of the valuation hierarchy.

Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

Valuation of Marketable Securities: Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs. Such marketable securities are generally classified within level 1 of the valuation hierarchy.

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

Equity and fixed income securities traded on a foreign exchange or in foreign markets are valued using their closing values under the valuation methods generally accepted in the country where traded, as of the valuation date. This value is converted to U.S. dollars at the exchange rate in effect on the valuation day. Under certain circumstances (for example, if there are significant movements in the United States markets and there is an expectation the securities traded on foreign markets will adjust based on such movements when the foreign markets open the next day), the Account may adjust the value of equity or fixed income securities that trade on a foreign exchange or market after the foreign exchange or market has closed. Equity securities traded on a foreign exchange or in foreign markets are generally classified within level 1 of the valuation hierarchy. Fixed income securities traded on a foreign exchange or in foreign markets are generally classified within level 2 of the valuation hierarchy.

Valuation of Mortgage Loan Receivable: The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral, and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable: Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions and, when applicable, include maturities of forward foreign currency contracts.

Accumulation and Annuity Funds: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

The Account has limited ownership interests in various private real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account; however as circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

Due to/from Investment Advisor: Due to/from investment advisor represents amounts that were paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is charged on these amounts.

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

Effective January 1, 2008, the Account entered into the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. Also effective January 1, 2008, TIAA performs administrative functions for the Account, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership and (viii) otherwise assisting generally in all aspects of the

Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.

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

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA ensures sufficient funds are available for such transfer and withdrawal requests by purchasing accumulation units of the Account. See Note 3—Related Party Transactions below.

To the extent TIAA owns accumulation units issued pursuant to the liquidity guarantee, the independent fiduciary monitors and oversees, among other things, TIAA’s ownership interest in the Account and may require TIAA to eventually redeem some of its units, particularly when the Account has uninvested cash or liquid investments available. TIAA also receives a fee for assuming certain mortality and expense risks.

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in Note 8—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of June 30, 2009, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. TIAA has paid an aggregate of $1.2 billion to purchase these Liquidity Units through June 30, 2009 in multiple transactions (approximately $1.1 billion since the beginning of 2009).

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

•

once the trigger point has been reached, participating in any program to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. The independent fiduciary’s role in participating in any such asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines and (iii) approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of Liquidity Units.

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the

Account and provide further recommendations as necessary. As of June 30, 2009, TIAA owned approximately 11.6% of the outstanding accumulation units of the Account.

Subsequent to June 30, 2009, as of August 12, 2009, pursuant to this liquidity guarantee obligation, TIAA has not made any additional purchases of Liquidity Units. As of such date, TIAA owned approximately 11.7% of the outstanding accumulation units of the Account.

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

The majority of the Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.4%	19.4%	12.7%	1.2%	2.2%	57.9%
Apartment	2.2%	5.9%	4.9%	0.0%	0.0%	13.0%
Industrial	1.5%	6.2%	4.0%	1.4%	0.0%	13.1%
Retail	3.5%	1.0%	8.4%	0.5%	2.1%	15.5%
Storage(3)	0.2%	0.1%	0.1%	0.1%	0.0%	0.5%

Total	29.8%	32.6%	30.1%	3.2%	4.3%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2009
Real estate properties	$—	$—	$8,779,353	$8,779,353
Real Estate joint ventures and limited partnerships	—	—	1,762,729	1,762,729
Marketable securities—other	—	490,095	—	490,095
Mortgage loan receivable	—	—	68,279	68,279

Total Investments at June 30, 2009	$—	$490,095	$10,610,361	$11,100,456

Mortgage loans payable	$—	$—	$(1,843,707)	$(1,843,707)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008
Real estate properties	$—	$—	$10,305,040	$10,305,040
Real Estate joint ventures and limited partnerships	—	—	2,463,196	2,463,196
Marketable securities—other	—	511,711	—	511,711
Mortgage loan receivable	—	—	71,767	71,767

Total Investments at December 31, 2008	$—	$511,711	$12,840,003	$13,351,714

Mortgage loans payable	$—	$—	$(1,830,040)	$(1,830,040)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 and June 30, 2008 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2009:
Beginning balance April 1, 2009	$9,365,810	$2,221,681	$69,705	$11,657,196	$(1,758,488)
Total realized and unrealized gains (losses) included in changes in net assets	(609,097)	(469,617)	(1,426)	(1,080,140)	(86,010)
Purchases, issuances, and settlements(1)	22,640	10,665	—	33,305	791

Ending balance June 30, 2009	$8,779,353	$1,762,729	$68,279	$10,610,361	$(1,843,707)

For the six months ended June 30, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,463,196	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(1,518,723)	(703,083)	(3,488)	(2,225,294)	(15,322)
Purchases, issuances, and settlements(1)	(6,964)	2,616	—	(4,348)	1,655

Ending balance June 30, 2009	$8,779,353	$1,762,729	$68,279	$10,610,361	$(1,843,707)

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2008:
Beginning balance April 1, 2008	$12,110,602	$3,115,908	$73,106	$15,299,616	$(1,426,620)
Total realized and unrealized gains (losses) included in changes in net assets	(87,199)	(49,557)	(1,385)	(138,141)	39,064
Purchases, issuances, and settlements(1)	135,856	(1,665)	—	134,191	180

Ending balance June 30, 2008	$12,159,259	$3,064,686	$71,721	$15,295,666	$(1,387,376)

For the six months ended June 30, 2008:
Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized gains (losses) included in changes in net assets	(44,250)	(93,277)	(799)	(138,326)	4,354
Purchases, issuances, and settlements(1)	219,794	(907)	—	218,887	363

Ending balance June 30, 2008	$12,159,259	$3,064,686	$71,721	$15,295,666	$(1,387,376)

(1)

This line includes the net of contributions, distributions, and accrued operating income for real estate joint ventures and limited partnerships as well as principal payments on mortgage loans payable.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2009	$(609,089)	$(469,617)	$(1,426)	$(1,080,132)	$(86,010)

For the six months ended June 30, 2009	$(1,518,464)	$(703,083)	$(3,488)	$(2,225,035)	$(15,322)

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2008	$(86,024)	$(49,557)	$(1,385)	$(136,966)	$39,064

For the six months ended June 30, 2008	$(43,223)	$(93,260)	$(799)	$(137,282)	$4,354

Note 6—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At June 30, 2009, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at June 30, 2009 and December 31, 2008 was $1.6 billion and $2.2 billion, respectively.

The Account’s allocated portion of the mortgage loans payable at fair value was approximately $1.9 billion at June 30, 2009 and December 31, 2008. The Account’s interest in the outstanding principal of the mortgage loans payable on joint ventures was approximately $2.0 billion at June 30, 2009 and December 31, 2008, respectively. A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	June 30, 2009	June 30, 2008	December 31, 2008
	(Unaudited)	(Unaudited)
Assets
Real estate properties, at value	$5,041,195	$6,897,469	$5,947,028
Other assets	94,336	90,141	95,411

Total assets	$5,135,531	$6,987,610	$6,042,439

Liabilities and Equity
Mortgage loans payable, at value	$2,565,310	$2,670,061	$2,571,843
Other liabilities	63,061	71,167	58,378

Total liabilities	2,628,371	2,741,228	2,630,221
Equity	2,507,160	4,246,382	3,412,218

Total liabilities and equity	$5,135,531	$6,987,610	$6,042,439

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Year Ended December 31, 2008
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$265,050	$279,442	$562,031
Expenses	158,650	169,083	333,700

Excess of revenues over expenses	$106,400	$110,359	$228,331

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

The Account invests in limited partnerships that own real estate properties and other real estate related assets and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2009, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. The Account’s ownership interest in limited partnerships was $205.0 million and $286.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 7—Mortgage Loans Payable

At June 30, 2009, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(e)	Principal Amounts as of June 30, 2009	Maturity
		(Unaudited)
701 Brickell(a)	2.32% paid monthly(f)	$126,000	October 1, 2010
Four Oaks Place(b)	2.32% paid monthly(f)	200,000	October 1, 2010
Ontario Industrial Portfolio(c)	7.42% paid monthly	8,587	May 1, 2011
1 & 7 Westferry Circus(d)	5.40% paid quarterly	221,048	November 15, 2012
Reserve at Sugarloaf(c)	5.49% paid monthly	25,338	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(c)	5.55% paid monthly	8,665	September 1, 2013
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
Preston Sherry Plaza	5.85% paid monthly	23,500	September 1, 2015
The Colorado(c)	5.65% paid monthly	87,264	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(c)	5.95% paid monthly	41,758	December 1, 2015
Regents Court(c)	5.76% paid monthly	35,684	December 1, 2015
The Caruth(c)	5.71% paid monthly	41,745	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,936,540
Fair Value Adjustment		(92,833)

Total mortgage loans payable		$1,843,707

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

(d)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of June 30, 2009. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative (since inception) foreign currency translation adjustment was an unrealized gain of $12 million.

(e)	Interest rates are fixed, unless stated otherwise.

(f)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

Note 8—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2009	Years Ended December 31,
		2008	2007	2006	2005
	(Unaudited)
Per Accumulation Unit data:
Rental income	$11.279	$18.794	$17.975	$16.717	$15.604
Real estate property level expenses and taxes	5.657	9.190	8.338	7.807	7.026

Real estate income, net	5.622	9.604	9.637	8.910	8.578
Other income	1.437	3.808	4.289	3.931	3.602

Total income	7.059	13.412	13.926	12.841	12.180
Expense charges(1)	1.194	2.937	2.554	1.671	1.415

Investment income, net	5.865	10.475	11.372	11.170	10.765
Net realized and unrealized (loss) gain on investments and mortgage loans payable	(52.615)	(54.541)	26.389	22.530	18.744

Net (decrease) increase in Accumulation Unit Value	(46.750)	(44.066)	37.761	33.700	29.509
Accumulation Unit Value:
Beginning of period	267.348	311.414	273.653	239.953	210.444

End of period	$220.598	$267.348	$311.414	$273.653	$239.953

Total return	(17.49)%	(14.15)%	13.80%	14.04%	14.02%
Ratios to Average net Assets:
Expenses(1)	0.48%	0.95%	0.87%	0.67%	0.63%
Investment income, net	2.38%	3.38%	3.88%	4.49%	4.82%
Portfolio turnover rate:
Real estate properties	0.09%	0.64%	5.59%	3.62%	6.72%
Marketable securities	—	25.67%	13.03%	51.05%	77.63%
Accumulation Units outstanding at end of period (in thousands)	40,801	41,542	55,106	50,146	42,623
Net assets end of period (in thousands)	$9,302,449	$11,508,924	$17,660,537	$14,132,693	$10,548,711

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average net Assets reflect Account-level expenses and excludes real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2009 would be $6.851 ($12.127, $10.892, $9.478, and $8.441, for the years ended December 31, 2008, 2007, 2006 and 2005, respectively), and the Ratio of Expenses to Average Net Assets for the six months ended June 30, 2009 would be 2.78% (3.91%, 3.71%, 3.81% and 3.78% for the years ended December 31, 2008, 2007, 2006, and 2005, respectively).

Note 9—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Six Months Ended June 30, 2009	For The Year Ended December 31, 2008
	(Unaudited)
Outstanding:
Beginning of period	41,542	55,106
Credited for premiums	1,510	3,271
Credited for Purchase of units by TIAA (see Note 3)	4,139	577
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(6,390)	(17,412)

End of period	40,801	41,542

Note 10—Commitments and Subsequent Events

The Account has evaluated subsequent events through August 13, 2009, the date these financial statements were filed.

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. On August 11, 2009, the Account sold a retail complex in Littleton, Colorado for sales proceeds of $22.0 million and realized a loss of approximately $12.7 million.

As of June 30, 2009, the Account had outstanding commitments to purchase interests in five limited partnerships and shares in a private real estate equity investment trust. As of June 30, 2009, approximately $68.5 million remains to be funded under these commitments.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Pursuant to the liquidity guarantee obligation, TIAA has made no additional purchases of Liquidity Units subsequent to June 30, 2009. See Note 3—Related Party Transactions for further discussion of these transactions.

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

In April 2009, FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. The adoption of this FSP did not have a material impact to the financial position or results of operations of the Account.

In May 2009, the Financial Accounting Standards Board issued Statement No. 165, “Subsequent Events” which establishes standards under generally accepted accounting principles (“GAAP”) required for the accounting and disclosure of subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the financial statements or results of operations of the Account. The required disclosure of the date through which subsequent events has been evaluated is provided in Note 10 of the Notes to the Financial Statements.

In June 2009, the Financial Accounting Standards Board issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” Statement No. 168 establishes FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied with equal authority by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for reporting periods ending after September 15, 2009 and will impact the way the Account references U.S. GAAP accounting standards in the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—79.08% and 77.18%

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Alabama:
Inverness Center	Office	$95,105		$102,891
Arizona:
Camelback Center	Office	53,000		58,000
Kierland Apartment Portfolio	Apartments	112,598		146,830
Phoenix Apartment Portfolio	Apartments	89,082		129,244
California:
3 Hutton Centre Drive	Office	34,952		45,710
50 Fremont	Office	323,100	(1)	386,600	(1)
88 Kearny Street	Office	75,150		99,815
275 Battery	Office	193,119		220,025
980 9th Street and 1010 8th Street	Office	142,829		151,600
Rancho Cucamonga Industrial Portfolio	Industrial	66,000		102,300
Capitol Place	Office	47,510		50,000
Centerside I	Office	36,800		46,400
Centre Pointe and Valley View	Industrial	24,403		29,000
Great West Industrial Portfolio	Industrial	75,000		93,600
Larkspur Courts	Apartments	60,900		71,500
Northern CA RA Industrial Portfolio	Industrial	47,583		63,456
Ontario Industrial Portfolio	Industrial	190,000	(1)	278,000	(1)
Pacific Plaza	Office	89,150	(1)	104,970	(1)
Regents Court	Apartments	53,806	(1)	59,000	(1)
Southern CA RA Industrial Portfolio	Industrial	90,004		107,218
The Legacy at Westwood	Apartments	79,092	(1)	89,224	(1)
Wellpoint	Office	40,000		46,000
Westcreek	Apartments	27,016		31,500
West Lake North Business Park	Office	40,361		54,425
Westwood Marketplace	Retail	82,000		95,100
Wilshire Rodeo Plaza	Office	168,943	(1)	213,783	(1)
Colorado:
Palomino Park	Apartments	147,000		173,000
The Lodge at Willow Creek	Apartments	35,100		40,000
The Market at Southpark	Retail	22,000		29,000
Connecticut:
Ten & Twenty Westport Road	Office	144,300		174,400
Florida:
701 Brickell	Office	235,682	(1)	255,000	(1)
4200 West Cypress Street	Office	37,383		41,568
Plantation Grove	Retail	10,500		11,950
Pointe on Tampa Bay	Office	46,608		49,700
Publix at Weston Commons	Retail	46,750	(1)	50,987	(1)
Quiet Waters at Coquina Lakes	Apartments	21,117		21,810
Seneca Industrial Park	Industrial	66,395		101,296

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Florida: (continued)
South Florida Apartment Portfolio	Apartments	$57,346		$62,155
Suncrest Village	Retail	14,653		15,800
The Fairways of Carolina	Apartments	19,805		20,942
The North 40 Office Complex	Office	49,489		64,398
Urban Centre	Office	103,169		113,274
France:
Printemps de L’Homme	Retail	212,868		247,621
Georgia:
1050 Lenox Park	Apartments	49,200		57,550
Atlanta Industrial Portfolio	Industrial	48,999		54,001
Glenridge Walk	Apartments	30,300		37,575
Reserve at Sugarloaf	Apartments	35,675	(1)	44,900	(1)
Shawnee Ridge Industrial Portfolio	Industrial	62,301		69,000
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	57,593		63,932
Chicago Industrial Portfolio	Industrial	69,857		78,022
Oak Brook Regency Towers	Office	67,202		75,937
Parkview Plaza	Office	60,609		65,846
Maryland:
Broadlands Business Park	Industrial	28,000		27,520
GE Appliance East Coast Distribution Facility	Industrial	35,400		40,500
Massachusetts:
99 High Street	Office	276,393	(1)	320,107	(1)
Needham Corporate Center	Office	19,504		32,494
Northeast RA Industrial Portfolio	Industrial	29,400		30,794
The Newbry	Office	268,214		315,600
Minnesota:
Champlin Marketplace	Retail	14,333		17,101
Nevada:
UPS Distribution Facility	Industrial	10,200		12,100
New Jersey:
Konica Photo Imaging Headquarters	Industrial	16,800		18,300
Marketfair	Retail	75,528		90,759
Morris Corporate Center III	Office	77,268		94,955
NJ Caleast Industrial Portfolio	Industrial	28,000		49,000
Plainsboro Plaza	Retail	26,600		33,500
South River Road Industrial	Industrial	27,000		43,872
New York:
780 Third Avenue	Office	270,000		341,000
The Colorado	Apartments	121,457	(1)	153,006	(1)
Pennsylvania:
Lincoln Woods	Apartments	30,393		32,025

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Value
		2009		2008
		(Unaudited)
Tennessee:
Airways Distribution Center	Industrial	$15,600		$17,400
Summit Distribution Center	Industrial	16,000		22,700
Texas:
Dallas Industrial Portfolio	Industrial	130,305		141,328
Four Oaks Place	Office	432,393	(1)	438,000	(1)
Houston Apartment Portfolio	Apartments	212,214		267,468
Lincoln Centre	Office	210,000	(1)	269,000	(1)
Park Place on Turtle Creek	Office	29,999		40,094
Pinnacle Industrial/DFW Trade Center	Industrial	34,700		38,733
Preston Sherry Plaza	Office	33,900	(1)	38,400	(1)
South Frisco Village	Retail	27,700	(1)	36,300	(1)
The Caruth	Apartments	54,087	(1)	61,349	(1)
The Maroneal	Apartments	30,950		38,456
United Kingdom:
1 & 7 Westferry Circus	Office	231,437	(1)	232,802	(1)
Virginia:
8270 Greensboro Drive	Office	46,000		57,000
Ashford Meadows	Apartments	76,751		79,319
One Virginia Square	Office	46,398		51,797
The Ellipse at Ballston	Office	72,800		84,018
Washington:
Creeksides at Centerpoint	Office	25,915		27,200
Fourth & Madison	Office	340,000	(1)	407,500	(1)
Millennium Corporate Park	Office	144,000		162,193
Northwest RA Industrial Portfolio	Industrial	18,496		24,100
Rainier Corporate Park	Industrial	68,969		81,035
Regal Logistics Campus	Industrial	51,600		67,000
Washington DC:
1001 Pennsylvania Avenue	Office	501,281	(1)	550,757	(1)
1401 H Street, NW	Office	168,821	(1)	194,600	(1)
1900 K Street	Office	237,400		245,000
Mazza Gallerie	Retail	77,743		83,003

TOTAL REAL ESTATE PROPERTIES
(Cost $10,007,894 and $10,031,744)		8,779,353		10,305,040

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.88% and 18.45%
REAL ESTATE JOINT VENTURES—14.03% and 16.30%

Location/Description	Value
	2009		2008
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$168,066	(2)	$239,748	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	78,769		105,074
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	258,160	(2)	281,941	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	191,510		196,202
West Dade Associates
Miami International Mall (50% Account Interest)	89,818	(2)	105,312	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	37,457		78,209
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	154,934		212,083
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	48,472	(2)	73,969	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	36,097		36,048
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	393,062	(2,3)	712,773	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	50,235	(2,3)	67,621	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	51,120	(2,3)	67,731	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,078,480 and $2,068,714)	1,557,700		2,176,711

LIMITED PARTNERSHIPS—1.85% and 2.15%
Cobalt Industrial REIT (10.998% Account Interest)	24,760		31,784
Colony Realty Partners LP (5.27% Account Interest)	17,925		29,000
Heitman Value Partners Fund (8.43% Account Interest)	14,141		16,334
Lion Gables Apartment Fund (18.46% Account Interest)	129,216		186,471
MONY/Transwestern Mezz RP II (16.67% Account Interest)	16,195		17,710
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	2,792		5,186

TOTAL LIMITED PARTNERSHIPS
(Cost $271,871 and $261,136)	205,029		286,485

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,350,351 and $2,329,850)	1,762,729		2,463,196

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

MARKETABLE SECURITIES—4.42% and 3.83%
COMMERCIAL PAPER—0.00% and 1.84%

Principal		Issuer	Yield(4)	Maturity Date	Value
2009	2008				2009	2008
					(Unaudited)
$—	$50,000	Abbey National North America LLC	0.071%	1/5/09	$—	$49,998
—	40,000	Bank of Nova Scotia	0.193%	1/2/09	—	39,999
—	50,000	HSBC Finance Corporation	0.304%	1/7/09	—	49,997
—	50,000	Rabobank USA Financial Corp	0.122%	1/5/09	—	49,999
—	25,000	Societe Generale North America, Inc.	0.243%	1/13/09	—	24,997
—	22,400	Toyota Motor Credit Corp.	0.406%	1/23/09	—	22,395
—	8,200	Toyota Motor Credit Corp.	0.659%	2/4/09	—	8,196

TOTAL COMMERCIAL PAPER
(Cost $0 and $245,585)					—	245,581

GOVERNMENT AGENCY NOTES—2.55% and 1.99%
—	25,000	Fannie Mae Discount Notes	0.030%	1/6/09	—	25,000
—	14,200	Fannie Mae Discount Notes	0.081%	1/30/09	—	14,200
—	33,400	Fannie Mae Discount Notes	0.152%	2/3/09	—	33,400
45,910	—	Fannie Mae Discount Notes	0.152%-0.162%	7/13/09	45,909	—
100	—	Fannie Mae Discount Notes	0.161%	7/20/09	100	—
9,200	—	Fannie Mae Discount Notes	0.132%	7/29/09	9,199	—
29,110	—	Fannie Mae Discount Notes	0.203%	8/24/09	29,105	—
—	18,100	Federal Home Loan Bank Discount Notes	0.071%	1/5/09	—	18,100
—	50,000	Federal Home Loan Bank Discount Notes	0.041%	1/12/09	—	50,000
—	11,330	Federal Home Loan Bank Discount Notes	0.051%	1/21/09	—	11,330
—	100,000	Federal Home Loan Bank Discount Notes	0.081%	1/22/09	—	100,000
34,500	—	Federal Home Loan Bank Discount Notes	0.020%-0.132%	7/1/09	34,500	—
24,105	—	Federal Home Loan Bank Discount Notes	0.112%	7/2/09	24,105	—
40,000	—	Federal Home Loan Bank Discount Notes	0.162%	7/27/09	39,997	—
15,905	—	Federal Home Loan Bank Discount Notes	0.213%	9/29/09	15,899	—
—	14,100	Freddie Mac Discount Notes	0.203%	1/5/09	—	14,100
50,000	—	Freddie Mac Discount Notes	0.122%	7/14/09	49,998	—
16,000	—	Freddie Mac Discount Notes	0.132%	7/21/09	15,999	—
18,000	—	Freddie Mac Discount Notes	0.142%	8/18/09	17,997	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $282,798 and $266,118)					282,808	266,130

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2009 and December 31, 2008
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Value
2009	2008				2009	2008
					(Unaudited)
UNITED STATES TREASURY BILLS—1.87% and 0.00%
71,300	—	United States Treasury Bills	0.138%-0.152%	7/23/09	71,295	—
83,340	—	United States Treasury Bills	0.223%-0.269%	10/8/09	83,298	—
16,000	—	United States Treasury Bills	0.183%	10/15/09	15,991	—
36,725	—	United States Treasury Bills	0.223%	10/22/09	36,703	—

TOTAL UNITED STATES TREASURY BILLS (Cost $207,269 and $0)					$207,287	$—

TOTAL MARKETABLE SECURITIES (Cost $490,067 and $511,703)					490,095	511,711

MORTGAGE LOAN RECEIVABLE—0.62% and 0.54%

		Borrower	Current Rate(5)	Maturity Date
$75,000	$75,000	Klingle Corporation	0.800%	7/10/11	68,279	71,767
TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000 and $75,000)					68,279	71,767

TOTAL INVESTMENTS (Cost $12,923,312 and $12,948,297)					$11,100,456	$13,351,714

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represents the interest rate on this investment at June 30, 2009. At December 31, 2008, the interest rate on this investment was 2.57%.

See notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) entitled “Item 1A. Risk Factors” and the section of the Account’s Form 10-Q for the quarter ended March 31, 2009 entitled “Item 1A. Risk Factors” in Part II thereof. The past performance of the Account is not indicative of future results.

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

•

The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects, the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be circumstances in between appraisals in which the realizable value of a property may not always be reflected in the Account’s daily accumulation unit value calculation;

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

More detailed discussions of certain of those risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and the section of the Account’s Form 10-Q for the quarter ended March 31, 2009 entitled “Item 1A. Risk Factors” in Part II thereof.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the quarter ended June 30, 2009 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

SECOND QUARTER 2009 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

The deterioration of the U.S. economy showed signs of moderating during the second quarter of 2009. Economic conditions remain extremely challenging and available data suggest that early signs of stabilization may be tenuous. Despite a discouraging employment report for June, in which 467,000 jobs were lost, job losses appear to be moderating. During the second quarter of 2009, 1.3 million jobs were lost as compared to 2.1 million during the first quarter and the pace of job losses slowed during the quarter, averaging 436,000 versus an average of 670,000 during the November 2008-March 2009 period. Financial market conditions reflect the uncertainty surrounding the economic outlook as major indices such as the Dow Jones Industrial Average and the S&P 500 gained 11% and 15%, respectively, in the second quarter and continued to improve during the early part of the third quarter. While credit availability remains constrained, credit is now flowing more freely for the highest rated companies as is indicated by the pickup in corporate bond issuance. Credit spreads have narrowed as indicated by the decline in the U.S. Treasury – Euro Dollar spread (which measures the difference between U.S. government yields and yields on dollar-denominated deposits held outside the U.S.) to levels last seen prior to the Lehman Brothers failure which occurred in September of 2008. Similarly, yields on 10-Year U.S. Treasuries peaked in June at almost 4.0%, but have since fallen to 3.5% as of the end of July. The market for structured financial products, such as commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”), remained quiet during the second quarter, but CMBS offerings have begun to tick up in the early part of the third quarter. Of particular note is Developers Diversified Realty’s plan to sell $600 million in bonds securitized by roughly 60 shopping centers located across the country. If successful, it would be the first major offering of CMBS to take advantage of the Federal Reserve’s Term-Asset Backed Securities Loan Facility, or TALF, program. Access to credit through the TALF program could provide much needed liquidity to the commercial real estate industry.

During the second quarter, the nation’s largest nineteen banks underwent extensive “stress tests” conducted by the federal government and many were deemed to have sufficient capital to withstand conditions that might be expected during an extended or more extreme downturn in the U.S. economy. Others raised funds to meet more stringent capital requirements. Subsequently, ten of the banks were approved to exit the Troubled Asset Relief Program (“TARP”) and several began returning the funds that were advanced by the U.S. government at the height of the financial markets crisis. In addition, the U.S. Treasury Department announced that the Public-Private Investment Partnership (“PPIP”), which was designed to help remove legacy assets from bank balance sheets, would be scaled back in response to signs of stabilization in the economy and financial markets. Additionally, the Federal Reserve announced plans to reduce the size of some of its other lending programs, particularly those that were generating limited demand. Nonetheless, access to credit remained tight, especially for small businesses and consumers, which prompted the Federal Reserve to extend the lending programs targeting these groups into early-2010. Other sectors that have come under extreme stress during the economic downturn include the auto, airline, and retail industries. In the auto sector, both General Motors and Chrysler filed for bankruptcy protection during the second quarter; however, both have since emerged from bankruptcy protection with effectively new owners, the U.S. government in the case of GM and Fiat in the case of Chrysler. In the retail sector, bankruptcy filings during the quarter included Eddie Bauer and Crabtree & Evelyn, which are indicative of the slowdown in consumer spending.

The table below summarizes headline economic indicators. Based on preliminary estimates from the Bureau of Economic Analysis, GDP declined by 1.0% in the second quarter of 2009. This better than expected report, while subject to revision, suggests that the recession may be close to ending. Weak export activity, business investment and consumer spending contributed to the decline, but were partially offset by an increase in government spending and a drop in imports. However, the first quarter decline in GDP, which was revised downward to -6.4% from -5.5% previously, underscored the severity of the recession. Inflation remains in check, but household budgets, which benefited from a decline in energy prices during the second half of 2008, were once again forced to contend with rising gasoline prices during the second quarter of 2009. While the burgeoning federal budget deficit has some economists concerned about the prospects for inflation over the long term, core inflation (excluding energy and food) remains tame and the significant gap between the U.S. economy’s potential and current output suggests that prospects for inflation over the near term are negligible.

Economic Indicators*

	2008	2008Q1	2008Q2	2008Q3	2008Q4	2009Q1	2009Q2	2009F	2010F
Economy (% Growth)(1)
Gross Domestic Product (GDP)	0.4%	-0.7%	1.5%	-2.7%	-5.4%	-6.4%	-1.0%	-2.6%	2.0%
Inflation (Consumer Price Index)	0.1%	3.7%	6.5%	3.1%	-12.4%	2.2%	3.3%	-0.6%	1.8%
Employment Growth (Thousands)	-3,078	-338	-458	-624	-1,658	-2,074	-1,308	N/A	N/A
Interest Rates(2)
10 Year Treasury	3.66%	3.66%	3.89%	3.86%	3.25%	2.74%	3.31%	3.40%	4.10%
Federal Funds Rate	0.0-0.25%	2.25%	2.00%	2.00%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts

*	Data subject to revision

(1)	GDP growth rates are annual rates; inflation rates are annualized 3 month rates; employment growth rates are monthly changes.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

The data in the table below show that broad indicators of economic performance remain depressed relative to 2008. The data also suggests that, notwithstanding recent signs of stabilization, the economy still has considerable ground to regain before it is healthy enough to expand in a meaningful way. For example, consumer confidence, which had begun to trend upwards, dropped again in June and remains near historic lows. Retail sales were primarily down during the quarter, although gasoline and auto sales, which are excluded in the retail sales figures shown below, both posted sizable monthly gains in June. In the housing market, existing home sales rose for the second straight month in May, due largely to sales of foreclosed homes and homes at the low end of the price spectrum. Mortgage interest rates increased slightly in the second quarter, but they remain relatively low and discounted prices and tax credits for first- time buyers have fueled sales in a number of markets. New home sales remain subdued however, as the “move-up market” remains lackluster. As of June 30, 2009, single-family housing starts are now at the highest rate this year, but are still 70-75% below levels at the 2006-2007 market peak. While some economists expect growth in the U.S. economy in the third quarter of 2009, any growth in GDP over the balance of 2009 is likely to be negligible given ongoing job losses, rising unemployment, weak consumer confidence, and the depressed housing market.

Broad Economic Indicators*

Index 1985=100	2008	Apr-09	May-09	Jun-09
Consumer Confidence	58.0	40.8	54.8	49.3
% Change(1)
Retail Sales (excl. auto, parts & gas)	1.6%	-0.3%	-0.1%	-0.2%
Existing Home Sales	-13%	2.4%	1.3%	3.6%
New Home Sales	-38%	-37%	-32%	-21%
Single-family Housing Starts	-41%	-43%	-40%	-28%
Unemployment Rate	5.8%	8.9%	9.4%	9.5%

*	Data subject to revision

(1)

Retail sales and existing home sales monthly figures represent change from the preceding month or year; new home sales and housing starts monthly figures represent changes from the same month last year.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics

The Federal Reserve’s July 2009 Beige Book, which reported on regional economic conditions in the twelve Federal Reserve Districts (“Districts”) through mid-July, characterized economic activity as weak across the Districts since its last report in June. However, most Districts noted a moderating rate of decline, with a few even suggesting some signs of stabilization. While layoffs continued, several Districts reported selective increases in hiring as some firms seek to take advantage of unemployed talent. Generally though, employers were reported to be cutting hours, freezing wages and/or downsizing employee benefits packages to save money and avoid cutting payrolls further. Consumer spending generally remained soft with households forgoing spending on luxury items in favor of less expensive items or necessities. Auto sales picked up in some Districts, but remained weak in others. With respect to inflation, overall price levels exhibited little upward momentum since the last Beige Book report.

While the residential market was characterized as weak, many Districts reported increased home sale activity, particularly among lower-priced homes as sales were boosted by first-time home buyer tax credits. Foreclosures placed additional downward pressure on home prices in some Districts, while others reported moderating price declines. Commercial real estate market conditions weakened further or remained weak in all Districts. Rising vacancies placed significant downward pressure on rental rates. Lending activity was generally characterized as flat to down across most Districts and many banks continued to tighten lending standards. Consequently, lack of available credit was blamed for stalled or delayed construction projects and for limited sales activity.

Prospects for the second half of 2009 and throughout 2010 are highly dependent on the success of policy actions taken by the U.S. government and the Federal Reserve, and the full impacts of recent actions are likely to show over the next few quarters. In particular, the Obama administration is hopeful that the $787 billion stimulus package passed in February of 2009 will boost economic activity in the second half of the year. Because the stimulus funds have been introduced into the economy very slowly, some economists believe that a second stimulus package will be needed to generate a sustained economic recovery. Only negligible growth is expected in the third quarter of 2009, while many economists believe that the third quarter of 2009 will ultimately prove to be the trough of the recession. Since the peak of economic activity in December of 2007, U.S. employment has declined by 6.5 million jobs. Job losses are expected to continue through the rest of 2009 and possibly into 2010, and the unemployment rate is expected to reach 10% for the first time since the early 1980’s.

Economists surveyed as part of the July 2009 Blue Chip Financial Forecasts publication expect U.S. GDP to decline 2.6% for 2009 as the modest growth expected in the second half of the year will be too small to offset the sizeable declines of the first half. While past recessions were often followed by recoveries led by a rebound in consumer spending, construction spending, and home sales, many economists are expecting a tepid recovery with GDP growth of 2.0% in 2010 as the weights of financial market excesses, a housing bubble and a consumer spending bubble slowly dissipate. Members of the Federal Open Market Committee (“FOMC”) have similar expectations. As part of the June 23-24, 2009 FOMC meeting, FOMC members boosted their forecasts for economic growth in the second half of 2009 and in 2010, citing evidence that the economic contraction in the U.S. and global economies was moderating. Nonetheless, they cautioned that given economic conditions, their forecasts continued to be subject to greater-than-average uncertainty. Still, the revised forecast now calls for modest growth in the second half of 2009 followed by GDP growth of 2.1% – 3.3% in 2010, and above-trend growth in 2011.

Real Estate Market Conditions and Outlook

Liquidity constraints and concerns about economic and real estate market conditions kept investors on the sidelines during the first half of 2009. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicate that sales of commercial real estate properties remained depressed during the second quarter. In the second quarter 2009, $8.6 billion of properties were sold, which is 4% below first quarter 2009 volume, but 77% below the same period in 2008, when sales totaled $37.8 billion. Sales of apartment and industrial properties were up 40% and 50%, respectively, compared to first quarter though first quarter totals were especially weak. Overall, the number of properties being offered for sale increased in the second quarter and while only a limited number of distressed sales have occurred, their numbers are expected to increase which will likely add to the downward pressure on prices. RCA estimates that some 3,500 office, industrial, retail, and apartment properties with a collective value of $70 billion are currently in distress. Mortgage defaults have also increased, and given the difficulties in refinancing maturing loans, a surge in mortgage defaults is expected over the 2010-2012 period. While the sales environment is likely to remain challenging, Management believes that prospective investors are starting to view asset prices as attractive and that the lack of institutional quality property being offered for sale may provide a window for the Account to dispose of some of its non-core properties in selected markets in the coming months.

While sales activity has been limited (particularly for larger assets), available data indicate that commercial property prices declined further in the second quarter of 2009. In May of 2009, the Moody’s/REAL Commercial Property Price Index fell 29% as compared to May of 2008. (Additional data for second quarter 2009 are not yet available.) In general, properties in metro areas with the greatest transactional volume have seen prices hold up relatively better, with the exception of apartment properties, where declines were in-line with the rest of the nation.

Data released by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) also showed continued declines in property values. The NCREIF Property Index (“NPI”) declined 5.20% during the second quarter of 2009. The property value component fell 6.70% which was partially offset by an income return of 1.50%. While second quarter total return was better, i.e. “less negative”, than that of the first quarter, the one-year total return for the period ending second quarter 2009 was a negative 19.6%. The ongoing deterioration in economic conditions continued to affect commercial real estate market conditions during the second quarter of 2009. Vacancy rates rose for all property types and in virtually all markets. Commercial real estate market conditions generally lag changes in economic conditions and the length and severity of the current recession make it likely that vacancies will continue to rise through the rest of 2009 and possibly into 2010. Even as the economy recovers, it will take time for business confidence and profitability to improve to the point that new space and new employees are warranted.

The table below summarizes the top five markets in which the Account had exposure as of June 30, 2009. The top five markets account for more than one-third of the Account’s total real estate portfolio in terms of value and, despite rising vacancy rates nationally, occupancy in each of the top five markets has held up comparatively well.

Metro Area	Percentage Leased (weighted)	# of Property Investments	Metro Area as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	94.2%	9	12.2%	11.4%
Boston-Quincy MA	91.4%	5	7.2%	6.7%
Los Angeles-Long Beach-Glendale CA	92.6%	8	6.7%	6.2%
Houston-Bay Town-Sugar Land TX	95.0%	3	6.5%	6.1%
San Francisco-San Mateo-Redwood City CA	95.8%	4	6.3%	5.9%

Office

Demand for office space is particularly dependent upon employment levels and growth in the finance and professional and business services sectors, although typically with a lag due to the longer-term nature of the leasing cycle. Job losses in both sectors moderated during the second quarter but continued at significant levels. The financial services sector lost approximately 103,000 jobs during the three-month period, while professional and business services shed approximately 293,000 jobs. As businesses vacated unneeded space, the national office vacancy rate continued to climb, rising to an average of 15.5% in the second quarter of 2009 as compared to 14.7% during the first quarter. The vacancy rate of the Account’s office portfolio stood at a much lower 7.8% as of the second quarter. With the exception of the Boston-Quincy MA metro area and the San Francisco-San Mateo-Redwood City CA metro areas, vacancy rates in each of the Account’s other top metropolitan office markets rose in the quarter but still remained below the national average. Of the Account’s top office markets, the Seattle-Bellevue-Everett WA metro area saw the largest increase in vacancies as two million square feet of new space was added to the market during 2009 in addition to space that was recently vacated. The table below compares the average vacancy rate of properties in the Account’s top office markets with their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metro Area Vacancy*

Sector	Metro Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q1	2009Q2	2009Q1	2009Q2

Office	National			6.8%	7.8%	14.7%	15.5%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,108.8	10.0%	1.4%	6.1%	12.8%	13.8%
2	Boston-Quincy MA	$719.0	6.5%	8.2%	7.9%	12.3%	12.3%
3	San Francisco-San Mateo- Redwood City CA	$591.4	5.3%	5.3%	4.3%	12.0%	12.6%
4	Seattle-Bellevue-Everett WA	$509.9	4.6%	3.9%	5.0%	12.7%	14.7%
5	Houston-Bay Town- Sugar Land TX	$432.4	3.9%	4.0%	5.0%	13.8%	15.3%

*	Source: Torto Wheaton Research

Industrial

Industrial market conditions weakened further due to the falloff in consumer demand and industrial production that has occurred during the recession. Industrial space demand is heavily influenced by macroeconomic factors such as industrial production, international trade flows, and employment growth in the manufacturing, wholesale trade, and warehousing industries. Not only did U.S. industrial production decline at an 11.6% annual rate in the second quarter of 2009, but import and export activity has also fallen off dramatically. As a result, the national vacancy rate for industrial properties rose for the seventh consecutive quarter to an average of 13.0% during the second quarter of 2009, up from 12.2% in the first quarter of 2009. In comparison, the vacancy rate for the Account’s industrial portfolio declined slightly to 11.3% as a result of a proactive effort to maintain portfolio occupancy by attracting and/or retaining tenants with market-adjusted rental rates if necessary. Metropolitan area vacancy rates in each of the Account’s top industrial markets increased during the second quarter. The Los Angeles-Long Beach-Glendale CA metro area was able to maintain its position as the industrial market with the lowest vacancy rate in the U.S., despite the increase in its vacancy rate to 7.5%. The Account’s above average vacancy rate in the Los Angeles-Long Beach-Glendale CA and Riverside-San Bernardino-Ontario CA metro areas is reflective of the significant falloff in leasing activity in those markets due to the 15% and 27% decline, respectively, in the volume of goods being shipped through The Port of Los Angeles and The Port of Long Beach The table below compares the average vacancy rate of properties in the Account’s top industrial markets to their respective metropolitan area averages.

				Account Weighted Average Vacancy		Metro Ares Vacancy*

Sector	Metro Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q1	2009Q2	2009Q1	2009Q2

Industrial	National			12.3%	11.3%	12.2%	13.0%

1	Riverside-San Bernardino-Ontario CA	$331.0	3.0%	20.5%	20.2%	14.8%	15.5%
2	Dallas-Plano-Irving TX	$165.0	1.5%	7.9%	4.7%	14.4%	15.3%
3	Chicago-Naperville-Joliet IL	$127.4	1.1%	0.6%	0.9%	13.6%	14.1%
4	Los Angeles-Long Beach- Glendale CA	$114.4	1.0%	12.1%	15.9%	6.5%	7.5%
5	Atlanta-Sandy Springs- Marietta GA	$111.3	1.0%	1.3%	0.0%	15.8%	17.1%

*	Source: Torto Wheaton Research

Multi-Family

Apartment market conditions were stable during the second quarter of 2009, as compared to the first quarter of 2009, with the national vacancy rate holding steady at 7.3%. A year-over-year comparison, which is necessary to reflect the seasonality inherent in apartment leasing, show the deterioration in the market as vacancies in the second quarter of 2008 were 5.6%. The increase in vacancies since 2008 is due to a fall-off in demand and an increase in the supply of rentable space. On the demand side, mounting job losses have caused an increasing number of tenants to find roommates or move back home in the case of younger renters. On the supply side, prospective renters have an increased variety of options including single-family homes and vacant condominium units being offered for rent. The average vacancy rate for the Account’s apartment portfolio, 4.4% during the second quarter of 2009, was below the national average. With the exception of the New York metropolitan area, vacancy rates in the Account’s top metropolitan markets are above the national average; however, the table below shows that the average vacancy rate for the Account’s properties in each of its top metropolitan areas is lower than both the national average and the average for the respective metropolitan area.

				Account Weighted Average Vacancy		Metro Ares Vacancy*

Sector	Metro Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q1	2009Q2	2009Q1	2009Q2

Apartment	National			5.8%	4.4%	7.3%	7.3%

1	Houston-Bay Town- Sugar Land TX	$243.2	2.2%	6.3%	5.0%	8.1%	9.1%
2	Phoenix-Mesa-Scottsdale AZ	$201.7	1.8%	6.0%	5.6%	11.5%	11.6%
3	Denver-Aurora CO	$182.1	1.6%	8.0%	6.0%	7.6%	7.9%
4	New York-Wayne- White Plains NY-NJ	$121.5	1.1%	7.0%	5.0%	6.0%	6.7%
5	Atlanta-Sandy Springs- Marietta GA	$115.2	1.0%	3.6%	1.3%	10.6%	10.7%

*	Source: Torto Wheaton Research

Retail

Vacancies in U.S. neighborhood and community centers rose to an average of 12.0% in the second quarter of 2009, up from 11.5% in the first quarter. While the Account’s retail portfolio is well leased with an average vacancy rate of 7.1% as of June 30, 2009, the portfolio’s physical occupancy rate as of second quarter is in-line with the 12.0% national vacancy rate as tenants such as Circuit City and Linens ‘N Things have closed stores as a result of going out of business or filing for bankruptcy protection. A number of other retailers (large and small) have also closed stores due to the falloff in consumer spending. If the number of “dark” stores increases, shopper traffic could decline at weaker centers to the point that other stores close and possibly trigger the “co-tenancy clauses”, that some retailers have, with provisions for rent relief or which allow a store to close. Retail market conditions are dependent to a large degree on consumer spending, which remained weak during the three-month period despite small monthly gains in some categories. In fact, much of the June 2009 gain in retail sales can be attributed to higher gas prices and an incentive-driven increase in auto sales during the month rather than sales of apparel and other goods. Retailer bankruptcy filings continued during the second quarter, with Eddie Bauer and Crabtree & Evelyn the most recent failures. As consumers continue to spend less, additional store closings and bankruptcy filings are likely, which would likely cause vacancy rates to rise further.

Commercial Real Estate Outlook

Commercial real estate market conditions have been adversely affected by both the severity and length of the current recession, as space demand has been extremely weak or declining across all property types. It is unlikely that commercial real estate market conditions will improve significantly in the near term as economic and capital markets conditions remain unsettled, and monetary and fiscal policy actions implemented in the early part of the year have yet to show a significant impact. Though an improvement in economic activity is expected during the second half of 2009, it is unlikely to be of sufficient strength to induce businesses to expand into new space or hire in meaningful numbers. One potentially positive development has been the dramatic fall-off in construction. As the table below indicates, the level of construction has been especially modest in comparison to prior economic and commercial real estate market cycles. Looking ahead, Torto Wheaton Research’s forecast for 21 million square feet of office construction in 2010 and 10 million square feet in 2011 (not shown) is on par with construction in 1993-1996 after the real estate downturn of the late-1980’s and early-1990’s. Minimal construction coupled with several years of healthy economic growth in those years ultimately led to a strong recovery in market conditions starting in the mid-1990’s. While management remains concerned about the economic outlook, management believes that there will not be a significant amount of new space to absorb when economic conditions improve, which could in theory enable markets to recover.

Historic and Projected Construction*

	Average	Forecast		Average
	2006-2008	2009	2010	1989-1991	1999-2001
Office	66	59	21	85	91
Industrial	182	81	69	184	257
Apartment	225	178	79	257	212
Retail	30	12	10	45	32

*	in millions of sq. ft. except apartments, which are in thousands of units.

Source: Torto Wheaton Research

Given economic and credit market conditions, returns for many types of assets have been dismal as the recession lengthened and intensified. However, there are indications that asset prices in general have bottomed out. In the stock market, for example, the Dow Jones Industrial Average (“DJIA”) has declined nearly 50% since the start of the when it hit its low point in first quarter of 2009. The DJIA subsequently gained almost 30% from its low point at the end of the quarter and added another 10% as of early third quarter 2009. By comparison, the one year NPI return for the period ending June 30, 2009 was a negative 19.6%. Further declines in the NPI in the upcoming quarters appear likely, though they may not be as large, as market conditions remain challenging, rental rates decline, and vacant space is re-leased at lower rental rates. Investors have also raised their return requirements, which management believes are likely to continue to push property prices lower.

Despite significant economic headwinds, the Account’s properties are still well-leased at over 92% occupancy, and management believes the long-term nature of the properties’ leases should generate cash flow to both service existing debt and generate an attractive income return. As shown below, the income return has historically been a major component of the Account’s total return, and management believes that income returns should offset a portion of the fluctuations in capital returns that are expected as the market continues to adjust.

Market conditions remain challenging with much of the current leasing activity consisting of tenants renewing leases that are expiring or renegotiating leases to reduce the amount of space being leased and/or current rental rates. Given current market conditions, the Account has renewed or renegotiated certain existing leases at lower effective rental rates, as necessary or appropriate in order to maintain a high level of portfolio occupancy. Management’s focus on leasing and tenant retention is designed to preserve the Account’s income stream and to minimize the capital expenditures that are typically needed to lease vacant space. Rents have declined across most property types and markets which has thereby reduced the Account’s overall level of rental income collected in the second quarter; however, Management has undertaken an extensive effort to reduce property level expenses and costs. This effort has generated reductions in operating expenses that to a large degree have offset the decline in rental income at a number of the Account’s properties.

Management believes that the Account’s property portfolio, which consists largely of high quality assets in major metropolitan areas, should be able to withstand current market stresses relatively better than properties in secondary markets or of lesser quality. As economic and capital market conditions stabilize, management intends to continue to resize and rebalance its entire portfolio in target markets and in sectors which management believes are expected to outperform. Such a program is intended to position the Account to benefit from an anticipated improvement in economic and market conditions over the coming years. Once economic and capital market conditions stabilize, management believes the Account’s portfolio of high quality assets should be well positioned to generate a more normalized level of returns. In addition to improved economic and capital markets conditions, management believes the Account’s returns should benefit in the future from its conservative “core” investment strategy, focus on institutional quality properties, markets and locations, and stabilized assets with strong historical occupancy and staggered lease expirations.

Investments as of June 30, 2009

As of June 30, 2009, the Account had total net assets in the amount of $9.3 billion, a 19.2% decrease from December 31, 2008, and a 45.5% decrease from June 30, 2008. The decrease in the Account’s net assets from June 30, 2008 to June 30, 2009 was primarily caused by the depreciation in value of the Account’s wholly-owned real estate properties and those owned in joint venture investments (approximately 53% of the decrease) and net participant transfers out of the Account (approximately 47% of the decrease).

As of June 30, 2009, the Account owned a total of 108 real estate property investments (96 of which were wholly-owned, 12 of which were held in joint ventures). The real estate portfolio included 45 office property investments (five of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 20 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 108 real estate property investments, 27 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly-owned real estate portfolio as of June 30, 2009 was $1.8 billion, representing 19.8% of Total Net Assets. The Account’s share of joint venture debt ($1.9 billion) is netted against the underlying properties when determining the joint venture values shown on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of June 30, 2009 was $3.7 billion, representing 40.1% of Total Net Assets. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The largest investment, 1001 Pennsylvania Avenue, located in Washington, DC represented 4.52% of Total Investments and 4.85% of Total Real Estate Investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that have either maximized in value, have underperformed or face deteriorating property-specific or market conditions, represent properties needing significant capital infusions in the future, or which management deems are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location. The Account will reinvest any sale proceeds that it does not need to pay operating expenses or to meet redemption requests (e.g., cash withdrawals or transfers).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2009.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.4%	19.4%	12.7%	1.2%	2.2%	57.9%
Apartment	2.2%	5.9%	4.9%	0.0%	0.0%	13.0%
Industrial	1.5%	6.2%	4.0%	1.4%	0.0%	13.1%
Retail	3.5%	1.0%	8.4%	0.5%	2.1%	15.5%
Storage(3)	0.2%	0.1%	0.1%	0.1%	0.0%	0.5%

Total	29.8%	32.6%	30.1%	3.2%	4.3%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents a portfolio of storage facilities.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property or Joint Venture Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	501.3	(c)	4.85	4.52
Four Oaks Place	Houston	TX	Office	432.4	(d)	4.18	3.90
DDR Joint Venture	Various	USA	Retail	393.1	(e)	3.80	3.54
Fourth and Madison	Seattle	WA	Office	340.0	(f)	3.29	3.06
50 Fremont	San Francisco	CA	Office	323.1	(g)	3.13	2.91
99 High Street	Boston	MA	Office	276.4	(h)	2.67	2.49
780 Third Avenue	New York City	NY	Office	270.0		2.61	2.43
The Newbry	Boston	MA	Office	268.2		2.59	2.42
The Florida Mall	Orlando	FL	Retail	258.2		2.50	2.33
1900 K Street	Washington	DC	Office	237.4		2.30	2.14

(a)

Value as reported in the June 30, 2009 Statement of Investments. Investments owned 100% by TIAA are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property is shown gross of debt. The value of the Account’s interest less leverage is $293.6 M.

(d)	This property is shown gross of debt. The value of the Account’s interest less leverage is $254.9M.

(e)	This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 65 retail properties located in 13 states and is shown net of debt.

(f)	This property is shown gross of debt. The value of the Account’s interest less leverage is $197.8 M.

(g)	This property is shown gross of debt. The value of the Account’s interest less leverage is $190.1 M.

(h)	This property is shown gross of debt. The value of the Account’s interest less leverage is $96.0 M.

As of June 30, 2009, the Account also held investments in government agency notes representing 2.55% of Total Investments, U.S. Treasury Bills representing 1.87% of Total Investments, real estate limited partnerships representing 1.85% of Total Investments, and a mortgage loan receivable representing 0.62% of Total Investments.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Performance

The Account’s total return was -17.49% for the six months ended June 30, 2009 as compared to the positive return of 0.97% for the six months ended June 30, 2008. The Account’s performance in the second quarter of 2009 reflects a continued decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, lower income from marketable securities and unrealized losses from the mortgage loans payable. The first half of 2009 saw continued valuation declines resulting from the weakened economy and faltering financial and credit markets. Transaction activity continues to remain at historically low levels and capital depreciation has occurred in most markets.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended June 30, 2009 were -29.84%, -5.24%, 2.52%, and 4.83%, respectively. As of June 30, 2009, the Account’s annualized total return since inception was 5.83%.

The Account’s total net assets decreased from $17.1 billion at June 30, 2008 to $9.3 billion at June 30, 2009. The primary drivers of this 45.5% decrease were depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments (approximately 53% of the decrease) and net participant transfers out of the Account (approximately 47% of the decrease).

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 16.2% lower for the six months ended June 30, 2009, as compared to the same period in 2008. This decline is due to declines in Net real estate income, Income from real estate joint ventures and limited partnerships, and Interest and Dividend income, offset somewhat by decreases in Account level expenses.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 99.7% and 84.6% of the Account’s Total investment income (before deducting Account level expenses) during the six months ended June 30, 2009 and 2008, respectively. The 21.9% decrease in the Account’s Total investment income was due to a 98.3% decrease in the Account’s interest and dividend income and a 6.9% decrease in Net real estate income.

Net real estate Income decreased approximately 6.9% in the six months ended June 30, 2009, as compared to the same period in 2008. This decrease is primarily due to less rental income ($13.3 million when compared to the same period in 2008), an increase in interest expense ($9.9 million) offset by reductions in property operating expenses of approximately $6.6 million. The decline in rental income in the six months ended June 30, 2009 is due primarily to lower income from properties that were sold since June of 2008 and lease termination income that was earned in the second quarter of 2008. Interest expense increased due to the $557 million of additional debt that was incurred during the second half of 2008. Property operating expense reductions are the result of lower insurance costs (approximately $1.0 million), lower utility costs (approximately $2.0 million), and reductions in various other property operating expenses.

Income from real estate joint ventures and limited partnerships was $60.2 million for the six months ended June 30, 2009, as compared to $68.6 million for the six months ended June 30, 2008. This 12.2% decrease is due to a decrease in income earned and distributed by the joint ventures (primarily the DDR joint venture). The DDR Joint Venture is highly concentrated in the retail sector and experienced tenant bankruptcies including Circuit City, Goody’s and Linens and Things in the late part of 2008 that have reduced the income of the venture available to distribute during the six months ended June 30, 2009.

The decrease in interest income is due to a lower marketable security balance in the first six months of 2009 compared to the same period in 2008, along with a decrease in yields earned on those securities. Also, during the second quarter of 2008, the Account sold the real estate equity securities and did not hold any of those securities in 2009, which resulted in no dividend income for the first six months of 2009, compared with dividend income of $5.1 million in the same period during 2008.

The Account incurred overall Account level expenses of $50.9 million for the six months ended June 30, 2009, which represents a 41.6% decrease from $87.1 million for the same period in 2008. The decreases in Investment advisory and Administrative and distribution charges are due to two factors. First, during the first quarter of 2008, there were increased costs allocated to the Account associated with new technology investments that have been reduced significantly in the first half of 2009. The other factor is the general decline in the costs allocated to manage and distribute the Account and is consistent with the reduction in the average net assets of the Account. Investment advisory charges will not decline at the same rate as net assets as certain of these costs are not directly associated to the net asset value of the Account. Mortality and expense risk expenses and Liquidity guarantee expenses declined during the six months ended June 30, 2009 primarily due to lower net assets as compared to the same period in 2008. The decline of the liquidity guarantee expenses resulting from the decline in net assets was partially offset by the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points effective May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had Net realized and unrealized losses on investments and mortgage loans payable of $2.2 billion for the six months ended June 30, 2009, a significant increase in loss when compared to a net realized and unrealized loss of $130.0 million for the six months ended June 30, 2008. The decrease in net realized and unrealized gains and losses on investments and mortgage loans payable was primarily driven by a net realized and unrealized loss on the Account’s wholly-owned real estate property investments of $1.5 billion for the six months ended June 30, 2009 compared to a loss of $44.3 million during the same period in 2008. Additionally, the Account’s interests in joint ventures and limited partnerships posted a Net realized and unrealized loss of $703.1 million for the six months ended June 30, 2009 as compared to a Net realized and unrealized loss of $93.3 million for the six months ended June 30, 2008. The variance in the Net realized and unrealized gains and losses on wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets in the first half of 2009.

Mortgage loans payable experienced an unrealized loss of approximately $15.3 million during the six months ended June 30, 2009 compared to an unrealized gain of $4.4 million in the same period in 2008. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $15.3 million unrealized loss, foreign exchange fluctuations (due to a weakening U.S. dollar during the first half of 2009) accounted for an approximately $28.1 million loss which was offset by a gain of approximately $12.8 million for the six month period. This $12.8 million gain resulted from the higher loan to value ratios on the Account’s underlying properties (as a result of the significant declines in property values).

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Performance

The Account’s total return was -9.96% for the three months ended June 30, 2009. This was a significant decline compared to the positive return of 0.27% for the three months ended June 30, 2008. The Account’s performance in the second quarter of 2009 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, as well as lower income from marketable securities and unrealized losses from the mortgage loans payable.

Income and Expenses

The Account’s net investment income, after deduction of all expenses, was 11.6% lower for the three months ended June 30, 2009, as compared to the same period in 2008.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 99.7% and 89.0% of the Account’s total investment income (before deducting Account level expenses) during the three months ended June 30, 2009 and 2008, respectively. The 18.8% decrease in the Account’s total investment income (before Account level expenses) was due to a 97.6% decrease in the Account’s interest income, a 19.3% decline in Income from real estate joint ventures and limited partnerships and a 6.2% decrease in Net real estate income.

The decrease in interest income is due to a lower marketable security balance in the second quarter of 2009 compared to the same period in 2008, along with a decrease in yields earned on those securities.

Net real estate income decreased approximately 6.2% in the three months ended June 30, 2009, as compared to the same period in 2008. This decrease is primarily due to lower rental revenues ($12.3 million) and an increase in interest expense ($5.7 million) resulting from the additional debt that was incurred during the second half of 2008, offset by a reduction in Operating expenses of $9.1 million. The decline in rental income in the three months ended June 30, 2009 is due primarily to lower income from properties that were sold since June 2008 and lease termination income that was earned in the second quarter of 2008. Property operating expense reductions are the result of lower insurance costs (approximately $4.2 million), lower utility costs (approximately $1.3 million), and reductions in various other property operating expenses.

Income from real estate joint ventures and limited partnerships was $30.4 million for the three months ended June 30, 2009, as compared to $37.7 million for the three months ended June 30, 2008. This 19.3% decrease is due to a decrease in income earned and distributed by the joint ventures. In particular, the DDR Joint Venture is highly concentrated in the retail sector and experienced tenant bankruptcies in the late part of 2008 that have reduced the income of the venture available to distribute during the three months ended June 30, 2009.

The Account incurred overall Account level expenses of $24.5 million for the three months ended June 30, 2009, which represents a 43.5% decrease from $43.4 million for the same period in 2008. The decreases in Investment advisory and Administrative and distribution charges are due to the general decline in the costs allocated to manage and distribute the Account, which is consistent with the reduction in the average net assets of the Account. Investment advisory charges will not decline at the same rate as net assets as certain of these costs are not directly associated to the net asset value of the Account. Mortality and expense risk expenses and Liquidity guarantee expenses declined during the second quarter of 2009 primarily due to the lower net assets as compared to the same period in 2008. The decline of the liquidity guarantee expenses resulting from the decline in net assets was partially offset by the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points effective May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had Net realized and unrealized losses on investments and mortgage loans payable of $1.2 billion for the three months ended June 30, 2009, a significant increase in loss when compared to a Net realized and unrealized loss of $101.1 million for the three months ended June 30, 2008. The decrease in Net realized and unrealized gains and losses on investments and mortgage loans payable was primarily driven by a Net realized and unrealized loss on the Account’s wholly-owned real estate property investments of $609.1 million for the three months ended June 30, 2009 compared to a loss of $87.2 million during the same period in 2008. Additionally, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $469.6 million for the three months ended June 30, 2009 as compared to a net realized and unrealized loss of $49.6 million for the three months ended June 30, 2008. The variance in the Net realized and unrealized gains and losses on wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets during the three months ended June 30, 2009 compared to the same period in 2008.

Mortgage loans payable experienced an unrealized loss of approximately $86.0 million during the second quarter of 2009 compared to an unrealized gain of $39.1 million in the same period in 2008. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $86.0 million unrealized loss, foreign exchange fluctuations (due to a weakening U.S. dollar during the second quarter of 2009) accounted for approximately $28.7 million of the unrealized loss. The remaining $57.3 million of unrealized loss was primarily due to changes in risk premiums and increased returns demanded by the market associated with the higher loan to value ratios on the Account’s underlying properties.

Liquidity and Capital Resources

As of June 30, 2009 and 2008, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $0.5 billion and $3.2 billion, respectively (approximately 4.6% and 17.2% of the Account’s total investments at such dates, respectively). The decrease in the Account’s liquid assets as of June 30, 2009 compared to June 30, 2008 was due primarily to sustained significant net participant transfers out of the Account since early 2008 and in particular, during the six months ended December 31, 2008. When compared to December 31, 2008, the Account’s liquid assets have remained relatively stable as a result of Liquidity Units (accumulation units purchased by TIAA are generally referred to as Liquidity Units) purchased by TIAA during the first half of 2009 to respond to net participant transfer activity out of the Account during this period. As of August 12, 2009, the Account’s liquid assets had a value of approximately $450 million (approximately 4.2% of the Account’s total investments).

During the six months ended June 30, 2009, the Account received $369.9 million in premiums and had an outflow of $1.4 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while, during the six months ended June 30, 2008, the Account received $550.1 million in premiums and had an outflow of $979.5 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds. During the three months ended June 30, 2009, the Account received $180.2 million in premiums and had an outflow of $451.2 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while, during the three months ended June 30, 2008, the Account received $265.1 million in premiums and had an outflow of $535.9 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds.

Primarily as a result of significant net participant transfers, on December 24, 2008, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $155.6 million of Liquidity Units issued by the Account. Subsequent to December 24, 2008 and through August 12, 2009, the TIAA general account has purchased an additional $1.059 billion in the aggregate of Liquidity Units in a number of separate transactions. During the quarter ended June 30, 2009, the TIAA general account purchased $271.7 million in the aggregate of Liquidity Units in a number of separate transactions. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s

prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Management cannot predict the extent to which future TIAA Liquidity Unit purchases, if any, will be required under this liquidity guarantee, nor can management predict when such Liquidity Units will be redeemed by the Account in part, or in full. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

TIAA’s obligation to provide Account participants liquidity through purchases of Liquidity Units is not subject to an express regulatory or contractual limitation, although as described in the paragraph below, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires, TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Insurance Department, will continue. While the independent fiduciary is vested with oversight and approval over any redemption of TIAA’s Liquidity Units, it is expected that, unless the trigger point has been reached, redemptions of TIAA owned Liquidity Units would occur once the Account has experienced net participant inflows for an extended period of time and maintains an adequate level of cash or liquid investments.

Whenever TIAA owns Liquidity Units, the Account’s independent fiduciary will monitor the Account, including reviewing the purchase and redemption of Liquidity Units by TIAA to ensure the Account uses the correct accumulation unit values. In addition, the independent fiduciary’s responsibilities include:

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of August 12, 2009, TIAA owned approximately 11.7% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s expense needs and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers). While the Account’s liquid investments have dropped below 15% of its total assets during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. In the near term, the Account’s cash and marketable securities will likely comprise less than 10% of the Account’s assets, but management intends to increase the Account’s holdings in cash and short-term marketable securities to the extent practicable, consistent with its investment strategy and objective.

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

The Account’s net investment income continues to be an additional source of liquidity for the Account but it decreased from $298.2 million for the six months ended June 30, 2008 to $249.9 million for the six months ended June 30, 2009.

The Account, under certain conditions more fully described on page 11 of the Account’s prospectus (as supplemented from time to time), dated May 1, 2009 under “Borrowing”, may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties. Under the Account’s current investment guidelines, the Account’s total borrowings may not exceed 30% of the Account’s Total Net Assets at the time of incurrence. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time. As the Account’s Total Net Assets fluctuate from time to time (whether due to valuation adjustments on the underlying assets or otherwise), the Account’s total borrowings may exceed 30% of Total Net Assets, even without the incurrence of additional leverage at such time. Under these current guidelines, at any time when the Account has total borrowings in excess of 30% of Total Net Assets, it may not incur additional debt. In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that of any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2009 the Account did not have any construction loans.

As of June 30, 2009, the Account’s total borrowings, including debt on the Account’s wholly owned investments and the Account’s share of debt on investments in joint ventures (including the undrawn principal portion of a line of credit), represented 40.1% of the Account’s Total Net Assets. Total outstanding principal amount of indebtedness on the Account’s wholly owned investments and the Account’s share of debt on the Account’s joint venture investments (including the undrawn principal portion of a line of credit) represented 30.3% of the Account’s total gross assets as of June 30, 2009. As of August 12, 2009, these Account’s total borrowings represented 42.8% of the Account’s Total Net Assets.

Recent Transactions

The following describes property transactions by the Account in the second quarter of 2009. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

None.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and expanded the use of fair value measurements when warranted. The Account effectively adopted Statement 159 on January 1, 2008 and reports all existing and plans to report all future mortgage loans payable at fair value using this Statement. The adoption of Statement No. 159 did not have a material impact on the Account’s financial position or results of operations.

Valuation Hierarchy

In accordance with FASB Statement No.157, “Fair Value Measurements”, the Account groups financial assets and certain financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, if any, and the observability of the assumptions used to determine fair value. These levels are:

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i)many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets which may be held by the Account from time to time include Real Estate related Marketable Securities (such as publicly traded REIT stocks).

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, mortgage loan receivable and mortgage loans payable.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s investments and mortgage loans payable are stated at fair value. Effective January 1, 2008, in connection with the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, the Account reports all existing and plans to report all future mortgage loans payable at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, a counterparty’s creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time.

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

Subsequently, each property is appraised each quarter by an independent external appraiser. In general, the Account obtains appraisals for each real estate property throughout the quarter, which is intended to result in appraisal adjustments (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day in each period.

TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal). For example, under certain circumstances, a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including bankruptcy filing of that tenant).

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the mortgage is valued independently of the property and its fair value is reported separately. The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures and Limited Partnerships

Real estate joint ventures and certain limited partnerships are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity. The Account’s real estate joint ventures and certain limited partnerships are generally classified within level 3 of the valuation hierarchy.

Certain limited partnership interests for which market quotations are not readily available are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

Valuation of Marketable Securities

Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs. Such marketable securities are generally classified within level 1 of the valuation hierarchy.

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

Equity and fixed income securities traded on a foreign exchange or in foreign markets are valued using their closing values under the valuation methods generally accepted in the country where traded, as of the valuation date. This value is converted to U.S. dollars at the exchange rate in effect on the valuation day. Under certain circumstances (for example, if there are significant movements in the United States markets and there is an expectation the securities traded on foreign markets will adjust based on such movements when the foreign markets open the next day), the Account may adjust the value of equity or fixed income securities that trade on a foreign exchange or market after the foreign exchange or market has closed. Equity securities traded on a foreign exchange or in foreign markets are generally classified within level 1 of the valuation hierarchy. Fixed income securities traded on a foreign exchange or in foreign markets are generally classified within level 2 of the valuation hierarchy.

Valuation of Mortgage Loan Receivable

The mortgage loan receivable is stated at fair value. The mortgage loan receivable is valued based on market factors, such as market interest rates and spreads for comparable loans, and the performance of the underlying collateral. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable

Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred exclusive of transaction costs. Mortgage loans payable are valued based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral, and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

Foreign currency transactions and translation

Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable is included in net realized and unrealized gains and losses on investments and mortgage loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions and, when applicable, include maturities of forward foreign currency contracts.

Accumulation and Annuity Funds

The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account-level expenses that can be assessed, which is equal to 2.50% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

The Account has limited ownership interests in various real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated and recorded when the financial statements of the limited partnerships are received by the Account. As circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

In April 2009, FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. The adoption of this FSP did not have a material impact to the financial position or results of operations of the Account.

In May 2009, the Financial Accounting Standards Board issued Statement No. 165 “Subsequent Events” which establishes standards under generally accepted accounting principles (“GAAP”) required for the accounting and disclosure of subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the financial statements or results of operations of the Account. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 10 to the notes to the financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” Statement No. 168 establishes FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied with equal authority by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for reporting periods ending after September 15, 2009 and will impact the way the Account references U.S. GAAP accounting standards in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2009, represented 95.0% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

Given the significant concentration (95% as of June 30, 2009) of the Account’s total investments being held in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held between 75% and 85% of its investments in real estate and real estate related assets. The

Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.

As of June 30, 2009, 5.0% of the Account’s total investments were comprised of marketable securities and an adjustable rate mortgage loan receivable. As of June 30, 2009, marketable securities include high-quality short-term debt instruments (i.e., commercial paper and government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account’s marketable securities other than its mortgage loan receivable are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.50%) are discussed in Note 7 to the Account’s financial statements contained herein.

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

•

Market Volatility Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility over the past year. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.

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

Other risks inherent to, and associated with, the acquisition, ownership and sale of real estate and real estate related investments and other investments the Account makes from time to time are detailed elsewhere in this Form 10-Q, including in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors discussed in both “Item 1A. Risk Factors” in the Form 10-K and in Part II, Item 1A, in the Account’s Form 10-Q for its quarter ended March 31, 2009.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2009. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Account’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Form 10-K and can also be found on the following two web sites, http://www.tiaa-cref.org/prospectuses/index.html and http://www.tiaa-cref.org/about/governance/corporate/
topics/annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(1)	(A)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.(5)

(3)	(A)*	Restated Charter of TIAA
	(B)*	Bylaws of TIAA (as amended)
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements(2), Keogh Contract,(3) Retirement Select and Retirement Select Plus Contracts and Endorsements(1) and Retirement Choice and Retirement Choice Plus Contracts.(3)

	(B)	Forms of Income-Paying Contracts(2)
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(4)
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation(6)
	(C)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.(7)
(14)		Code of Ethics of TIAA(8)
(31)*		Rule 13a-15(e)/15d-15(e) Certifications
(32)*		Section 1350 Certifications

*	Filed herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(4)

Previously filed and incorporated herein by reference to Exhibit 10.(a) to the Annual Report on Form 10-K of the Account for the period ended December 31, 2005, filed with the Commission on March 15, 2006 (File No. 33-92990).

(5)	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008 (File No. 33-92990).

(6)	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on December 22, 2008 (File No. 33-92990).

(7)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2007 and filed with the Commission on March 20, 2008 (File No. 33-92990).

(8)

Previously filed and incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Account for the year ended December 31, 2008 and filed with the Commission on March 20, 2009 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of August, 2009.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 13, 2009	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

August 13, 2009	By:	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer