Form 10-K
period 2009-12-31
TIAA REAL ESTATE ACCOUNT
filed 2010-03-18
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

The Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA offers the Account under the following annuity contracts:

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

The Account is regulated by the New York State Insurance Department (“NYID”) and the insurance departments of some other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

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

Investment Strategy. The Account intends to have between 75% and 85% of its assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail, and multi-family residential properties. The Account can also invest in real estate or real estate-related investments through joint ventures, real estate partnerships or real estate equity securities. To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, common or preferred stock of companies whose operations involve real estate (i.e., that primarily own or manage real estate including real estate investment trusts (“REITs”)), and collateralized mortgage obligations, including commercial mortgage-backed securities and other similar instruments.

The Account will invest the remaining portion of its assets (intended to be between 15% and 25% of its assets) in liquid investments; namely, securities issued by U.S. government agencies or U.S. government sponsored entities, corporate debt securities, money market instruments, and, at times, stock of companies that do not primarily own or manage real estate.

There will be periods of time (including since late 2008) during which the Account’s liquid investments will comprise less than 15% (and possibly less than 10%) of its total assets, especially during and immediately following periods of significant net participant outflows. Alternatively, in some circumstances, the portion of the Account’s assets invested in liquid investments may exceed 25%. This could happen, for example, if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, and/or the Account anticipates more near-term cash needs.

The amount the Account invests in real estate and real estate-related investments at a given time will vary depending on its liquidity position (including the Account’s obligation to meet participant redemption requests) as well as market conditions and real estate prospects, among other factors.

The Account from time to time will also make foreign investments in real estate and real estate related assets, which are expected to comprise no more than 25% of the Account’s total assets. As of December 31, 2009, the Account held interests in two foreign property investments (one in the United Kingdom and one in France) which represent approximately 4.4% of the total assets of the Account. See “Item 2. Properties” for more information, including valuation information, concerning these investments.

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Net Assets and Portfolio Investments. As of December 31, 2009, the Account’s net assets totaled approximately $7.9 billion. At December 31, 2009, the Account held a total of 101 real estate property investments (including its interests in 12 real estate-related joint ventures), representing 90.27% of the Account’s Total Investments. As of that date, the Account also held investments in a mortgage loan receivable, representing 0.73% of Total Investments, real estate limited partnerships, representing 2.07% of Total Investments, United States treasury bills, representing 2.13% of Total Investments, and government agency notes, representing 4.80% of Total Investments.

Borrowing. The Account may borrow money and assume or obtain a mortgage on a property—i.e., make leveraged real estate investments. In addition, to meet short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account secure a loan with one or more of its properties. Management expects the proceeds from any such short-term borrowing would be used to meet the cash flow needs of the Account’s properties and real estate related investments, but depending on the circumstances, proceeds could be used for Account-level funding needs (including the need to honor unexpected participant withdrawal activity).

Under the Account’s current investment guidelines, which were amended as to borrowing in mid 2009, management intends to maintain the Account’s loan to value ratio (as defined below) at or below 30%. However, through December 31, 2009:

•

the Account will maintain outstanding debt in an aggregate principal amount not to exceed the aggregate principal amount of debt outstanding as of the date of adoption of such guideline (approximately $4.0 billion); and

•

subject to this $4.0 billion limitation, the Account may incur and/or maintain debt on its properties (including (i) refinancing outstanding debt, (ii) assuming debt on the Account’s properties, (iii) extending the maturity date of outstanding debt and/or (iv) incurring new debt on its properties) based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value (a “loan to value ratio”).

By December 31, 2011, management intends the Account’s ratio loan to value ratio to be 30% or less and thereafter intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). In calculating outstanding indebtedness, we will include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2009, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was approximately $3.9 billion and the Account’s loan to value ratio was approximately 33.1%.

The Account may only borrow up to 70% of the then current value of a property, although construction loans may be for 100% of costs incurred in developing the property.

Except for construction loans, any mortgage loans on a property will be non-recourse to the Account, meaning that if there is a default on a loan in respect of a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. When possible, the Account will seek to have loans mature at varying times to limit the risks of borrowing.

Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this Report and in the Account’s prospectus (as supplemented from time to time).

Personnel and Management. The Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA’s Board of Trustees and Investment Committee, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide administration and distribution services, as applicable, on an “at-cost” basis.

Appraisals and Valuations. With respect to the Account’s real property investments, following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter. Each of the Account’s real estate properties are appraised each quarter by an independent external state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each quarterly appraisal, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments and thus adjustments to the valuations of its holdings (to the extent adjustments are made) that happen regularly throughout each quarter and not on one specific day in each period. In addition, an estimated daily equivalent of net operating income is taken into consideration and is adjusted for actual transactional activity. The remaining assets in the Account are primarily marketable securities that are priced on a daily basis. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies” in this Form 10-K for more information on how each class of the Account’s investments are valued.

Liquidity Guarantee. The TIAA general account provides the Account with a liquidity guarantee enabling the Account to have funds available to meet participant redemption, transfer or cash withdrawal requests. If the Account cannot fund participant requests from the Account’s own cash flow and liquid investments, the TIAA General Account will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). This liquidity guarantee is required by the NYID. TIAA guarantees that participants can redeem their accumulation units at the accumulation unit value determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants.

Importantly, however, this liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. The Account pays TIAA for the liquidity guarantee through a daily deduction from the Account’s net assets. As a result of significant net participant transfers since December 2008 (in particular, in the first half of 2009), pursuant to this liquidity guarantee obligation, the TIAA general account purchased an aggregate of $1.2 billion of liquidity units issued by the Account through June 30, 2009. Since July 1, 2009 and through the date of filing this Form 10-K, no further liquidity units have been purchased.

As of the date of filing this Form 10-K, no accumulation units have been redeemed by TIAA. Management cannot predict the extent to which future accumulation unit purchases will be required under this liquidity guarantee, nor can management predict when such liquidity units will be redeemed in part, or in full. Please refer to the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations” for more disclosure surrounding the Liquidity Guarantee.

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE 96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. Real Estate Research Corporation, a real estate consulting firm whose principal offices are located in Chicago, Illinois, was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary. The independent fiduciary’s responsibilities include:

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

As of the date of this Form 10-K, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2009, TIAA owned approximately 12.0% of the outstanding accumulation units of the Account.

Available Information. The Account’s annual report on Form 10-K, and quarterly reports on Form 10-Q, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org. Information contained on this website is expressly not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

The value of your investment in the Account will fluctuate based on the value of the Account’s assets and the income the assets generate and the Account’s expenses. Participants can lose money by investing in the Account. There is risk associated with an investor attempting to “time” an investment in the Account’s units, or effecting a redemption of an investor’s units. The Account’s assets and income can be affected by many factors, and you should consider the specific risks presented below before investing in the Account. In particular, for a discussion of how forward-looking statements contained in this Annual Report on Form 10-K are subject to uncertainties that are difficult to predict, which may be beyond management’s control and which could cause actual results to differ materially from historical experience or management’s present expectations, please refer to the subsection entitled “Forward-Looking Statements,” which is contained in the section entitled “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”

RISKS ASSOCIATED WITH REAL ESTATE INVESTING

General Risks of Acquiring and Owning Real Property: As referenced elsewhere in this report, the substantial majority of the Account’s net assets are comprised of direct ownership interests in real estate. As such, the Account is particularly subject to the risks inherent in acquiring and owning real property, including in particular the following:

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

•	a weak market for real estate generally and/or in specific locations where the Account may own property;

•	the availability of financing (both for the Account and potential purchasers of the Account’s properties);

•	an oversupply of, or a reduced demand for, certain types of real estate properties;

•	business closings, industry or sector slowdowns, employment losses and related factors;

•	natural disasters, flooding and other significant severe weather-related events, including those caused by global climate changes;

•	terrorist attacks and/or other man-made events; and

•	decline in population or shifting demographics.

The incidence of some or all of these factors could reduce occupancy, rental rates and the market value of the Account’s real properties or interests in investment vehicles (such as limited partnerships) which directly hold real properties.

•

Concentration Risk. The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Further, while the Account seeks diversification across its four primary property types: office, industrial, retail and multi-family residential properties, the Account may experience periods where it has concentration in one property type, increasing the potential exposure if there were to be an oversupply of, or a reduced demand for, certain types of real estate properties in the markets in which the Account operates. Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. If any or all of these events occur, the Account’s income and performance may be adversely impacted disproportionately by deteriorating economic conditions in those areas or industry sectors in which the Account’s investments are concentrated. Also, the Account could experience a more rapid negative change in the value of its real estate investments than would be the case if its real estate investments were more diversified.

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

•

In the event a tenant vacates its space at one of the Account’s properties, whether as a result of a default, the expiration of the lease term, rejection of the lease in bankruptcy or otherwise, given current market conditions, we may not be able to re-lease the vacant space either (i) for as much as the rent payable under the previous lease or (ii) at all. Also, we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs, while still being obligated for any mortgage payments, real estate taxes and other expenditures related to the property.

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

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, litigation expenses associated with a property, maintenance and insurance costs that are not reimbursed by tenants increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations.

•

Condemnation. A governmental agency may condemn all or a portion of a property owned by the Account. While the Account would receive compensation in connection with any such condemnation, such compensation may not be in an amount the Account believes represents equivalent value for the condemned property. Further, a partial condemnation could impair the ability of the Account to maximize the value of the property during its operation, including making it more difficult to find new tenant or retain existing tenants. Finally, a property which has been subject to a partial condemnation may be more difficult to sell at a price the Account believes is appropriate.

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

•

The Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This illiquidity may result from the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets or the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net participant outflows) and also could lead to Account losses. Further, the liquidity guarantee does not serve as a working capital facility or credit line to enhance the Account’s liquidity levels generally, as its purpose is tied to participants having the ability to redeem their accumulation units upon demand (thus, alleviating the Account’s need to dispose of properties solely to increase liquidity levels in what management deems a suboptimal sales environment).

•	The Account may need to provide financing to a purchaser if no cash buyers are available, or if buyers are unable to receive financing on terms enabling them to consummate the purchase.

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

Valuation and Appraisal Risks: Investments in the Account’s assets are stated at fair value which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Recent disruptions in the macroeconomy, real estate markets and the credit markets have led to a significant decline in transaction activity in most markets and sectors and the lack of observable transaction data may have made it more difficult for an appraisal to determine the fair value of the Account’s real estate.

Further, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the period between appraisals or interim valuation adjustments in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

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

If the appraised values of the Account’s properties as a whole are too low, those participants who redeem prior to (i) an upward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a higher price than the appraised value will have received less than their pro rata share of the value of the Account’s assets, and those participants who purchase units during any such period will be credited with more than their pro rata share of the value of the Account’s assets.

Finally, the Account recognizes items of income (such as net operating income from real estate investments, distributions from real estate limited partnerships or joint ventures, or dividends from REIT stocks) and expense in many cases on an intermittent basis, where the Account cannot predict with certainty the magnitude or the timing of such item. As such, even as the Account estimates items of net operating income on a daily basis, the Accumulation Unit Value (“AUV”) for the Account may fluctuate, perhaps significantly, from day to day, as a result of adjusting these estimates for the actual recognized item of income or expense.

Investment Risk Associated with Participant Transactions: The amount we have available to invest in new properties and other real estate related assets will depend, in large part, on the level of net participant transfers into or out of the Account, as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its assets in investments other than real estate and real estate related investments, primarily comprised of highly liquid investments. These liquid assets are intended to be available to purchase real estate related investments in accordance with the Account’s investment objective and strategy and are also available to meet the participant redemption requests and the Account’s expense needs (including, from time to time, obligations on maturing debt). During 2008 (and in particular, the second half of 2008), the Account experienced significant net participant transfers out of the Account. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. While the rate of net participant transfers out of the Account declined throughout each quarter of 2009, the Account experienced net participant outflows in each quarter of 2009. The Account’s liquid assets represented less than 10% of the Account’s total assets throughout all of 2009 and, as of December 31, 2009, representing approximately 7.0% of the Account’s total assets. See “Establishing and Managing the Account—The Role of TIAA—Liquidity Guarantee.”

If the amount of net participant transfers out of the Account were to continue, particularly at an increase rate similar to that experienced in late 2008, we may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Management cannot predict with precision whether net participant transfers will cease in the near term (i.e., during 2010). Additionally, even if net transfers out of the Account ceased for a period of time, there is no guarantee that redemption activity would not increase again, perhaps in a significant and rapid manner.

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account may maintain indebtedness, in the aggregate, either directly or through its joint venture investments, in an amount up to approximately $4.0 billion, and following December 31, 2011, the Account intends to maintain a loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

Among the risks of borrowing money or otherwise investing in a property subject to a mortgage are:

•

General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account.

•

Default Risk. The property may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents, and/or the property may have negative equity (i.e. the loan balance exceeds the value of the property). In any of these circumstances, we may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/ or foreclose on the underlying property, in which case and the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan. Finally, any such default could increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties.

•

Balloon Maturities. If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property and the Account could lose the value of its investment in that property.

•

Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-market rates for a significant period of time. Any hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility.

•

Valuation Risk. The market valuation of mortgage loans payable could have an adverse impact on the Account’s performance. Valuations of mortgage loans payable are generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs, and such valuations are subject to a number of assumptions and factors with respect to the loan and the underlying property, a change in any of which could cause the value of a mortgage loan to fluctuate.

A general disruption in the credit markets, such as the credit markets have been recently experiencing, may aggravate some or all of these risks. For a discussion of the recent credit market disruptions, please see “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”

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

Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Further, the Account may not have sufficient access to external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant.

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

Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account are required to take action.

•	The co-venturer may have interests or goals inconsistent with those of the Account, including during times when a co-venturer may be experiencing financial difficulty. For example:

•

a co-venturer may desire a higher current income return on a particular investment than does the Account (which may be motivated by a longer-term investment horizon or exit strategy), or vise versa, which could cause difficulty in managing a particular asset;

•	a co-venturer may desire to maximize or minimize leverage in the venture, which may be at odds with the Account’s strategy;

•

a co-venturer may be more or less likely than the Account to agree to modify the terms of significant agreements (including loan agreements) binding the venture, or may significantly delay in reaching a determination whether to do so, each of which may frustrate the business objectives of the Account; and

•

For reasons related to its own business strategy, a co-venturer may have different concentration standards as to its investments (geographically, by sector, or by tenant), which might frustrate the execution of the business plan for the joint venture.

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

RISKS OF INVESTING IN MORTGAGE LOANS

The Account’s investment strategy includes, to a limited extent, investments in mortgage loans (i.e., the Account serving as lender).

•	General Risks of Mortgage Loans: The Account will be subject to the risks inherent in making mortgage loans, including:

•

The borrower may default on the loan, requiring that the Account foreclose on the underlying property to protect the value of its mortgage loan. Since its mortgage loans are usually non-recourse, the Account must rely solely on the value of a property for its security.

•

The larger the mortgage loan compared to the value of the property securing it, the greater the loan’s risk. Upon default, the Account may not be able to sell the property for its estimated or appraised value. Also, certain liens on the property, such as mechanics or tax liens, may have priority over the Account’s security interest.

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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (“REIT”) SECURITIES

The Account from time to time has invested in REIT securities and may in the future invest in such securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.

In addition, REITs are tax regulated entities established to invest in real estate-related assets. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. As a result, REITs are subject to tax risk in continuing to qualify as a REIT.

RISKS OF INVESTING IN MORTGAGE-BACKED SECURITIES

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

RISKS OF LIQUID INVESTMENTS

The Account’s investments in cash equivalents, marketable securities (whether debt or equity) and mortgage loans receivable are subject to the following general risks:

•

Financial / Credit Risk—The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

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

•

Deposit / Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses.

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

CONFLICTS OF INTEREST WITHIN TIAA

TIAA and its affiliates (including Teachers Advisors, Inc., its wholly owned subsidiary and a registered investment adviser) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by

TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. TIAA’s ownership of liquidity units (including the potential of higher levels of ownership in the future) could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2009. The Account’s property investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties. Fair value amounts are in thousands.

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)

OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, DC	1987	2004	756,603	100%	$39.74	$480,622	(4)
Four Oaks Place	Houston, TX	1983	2004	1,754,334	94%	17.47	409,027	(4)
Fourth & Madison	Seattle, WA	2002	2004	845,533	96%	29.78	295,000	(4)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	98%	33.46	284,283	(4)
99 High Street	Boston, MA	1971	2005	731,204	94%	35.83	253,557	(4)
780 Third Avenue	New York, NY	1984	1999	487,566	87%	49.88	240,077
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	391,442	100%	49.51	239,036	(4)(5)
The Newbry	Boston, MA	1940- 1961(6)	2006	607,424	90%	39.31	230,375
1900 K Street	Washington, DC	1996	2004	339,060	100%	45.34	204,000
Lincoln Centre	Dallas, TX	1984	2005	1,638,132	84%	17.09	202,029	(4)
701 Brickell	Miami, FL	1986(8)	2002	675,424	93%	28.20	198,630	(4)
275 Battery	San Francisco, CA	1988	2005	472,261	91%	29.57	164,390
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	264,287	97%	45.71	151,209	(4)
1401 H Street NW	Washington, D.C.	1992	2006	350,635	64%	30.20	143,555	(4)
Yahoo! Center(7)	Santa Monica, CA	1984	2004	1,185,119	90%	25.31	133,227
Mellon Financial Center at One Boston Place(10)	Boston, MA	1970(8)	2002	804,444	90%	44.41	129,922
Ten & Twenty Westport Road	Wilton, CT	1974(8); 2001	2001	538,840	94%	21.56	126,860
Millennium Corporate Park	Redmond, VA	1999, 2000	2006	536,884	97%	12.56	116,548
Inverness Center	Birmingham, AL	1980-1985	2005	903,857	96%	12.33	90,315
Urban Centre	Tampa, FL	1984, 1987	2005	547,979	89%	19.21	80,282
Morris Corporate Center III	Parsippany, NJ	1990	2000	526,052	77%	20.32	66,478
Treat Towers(11)	Walnut Creek, CA	1999	2003	367,313	69%	19.17	66,435
The Ellipse at Ballston	Arlington, VA	1989	2006	194,914	96%	30.79	65,505
Oak Brook Regency Towers	Oakbrook, IL	1977(8)	2002	402,318	80%	13.83	64,265
88 Kearny Street	San Francisco, CA	1986	1999	228,358	84%	38.50	61,600
Pacific Plaza	San Diego, CA	2000, 2002	2007	215,758	65%	23.68	60,075	(4)
Parkview Plaza	Oakbrook, IL	1990	1997	264,461	92%	15.95	44,360
One Virginia Square	Arlington, VA	1999	2004	116,077	100%	40.70	40,503
Camelback Center	Phoenix, AZ	2001	2007	231,345	93%	20.89	37,774
Wellpoint	Westlake Village, CA	1986 1998	2006	216,571	100%	13.47	37,400
The Pointe on Tampa Bay	Tampa, FL	1982(8)	2002	250,357	71%	18.05	35,060
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	100%	26.19	34,200

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)

The North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	350,000	88%	$11.16	$33,969
West Lake North Business Park	Westlake Village, CA	2000	2004	198,558	92%	17.11	32,407
Prominence in Buckhead(11)	Atlanta, GA	1999	2003	423,916	84%	11.14	30,952
3 Hutton Centre	Santa Ana, CA	1985(8)	2003	197,819	80%	15.85	28,752
Centerside I	San Diego, CA	1982	2004	202,913	67%	19.13	27,012
Tysons Executive Plaza II(12)	McLean, VA	1988	2000	257,740	94%	27.04	26,275
Creeksides at Centerpoint	Kent, WA	1985	2006	218,712	52%	8.02	18,724
Needham Corporate Center	Needham, MA	1987	2001	138,259	83%	19.23	16,196

Subtotal—Office Properties					91%		$5,000,886

Percent leased weighted by property market value— Office(9)					92%

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	78%	$3.23	$167,998	(4)
Dallas Industrial Portfolio(13)	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	92%	2.60	125,275
Southern California RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	85%	5.31	75,817
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	94%	4.22	65,277
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100%	4.21	65,000
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	93%	3.50	62,341
Chicago Industrial Portfolio(13)	Chicago and Joliet, IL	1997-2000	1998; 2000	1,427,699	100%	3.11	60,908
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000; 2001; 2002; 2004	1,490,235	62%	2.05	57,327
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	96%	3.29	52,219
Chicago CALEast Industrial Portfolio(15)	Chicago, IL	1974-2005	2003	1,145,152	98%	3.43	48,304
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	4.15	47,955
Northern California RA Industrial Portfolio(13)	Oakland, CA	1981	2004	657,602	83%	4.20	42,437
IDI National Portfolio(14)	Various, U.S.	1999-2004	2004	3,655,671	85%	2.62	40,587
Atlanta Industrial Portfolio(13)	Lawrenceville, GA	1996-1999	2000	1,295,440	98%	2.76	39,519
Pinnacle Industrial/DFW Trade Center	Grapevine. TX	2003, 2004, 2006	2006	899,200	100%	3.59	34,148
GE Appliance East Coast Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	2.82	28,900
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	72%	2.38	28,656
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,000	75%	3.41	24,845
Broadlands Business Park	Elkton, MD	2006	2006	756,600	100%	2.88	23,600
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	99%	5.61	18,929

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)

Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	$5.06	$17,800
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	—%	0.00	15,100
Airways Distribution Center	Memphis, TN	2005	2006	556,600	70%	0.94	12,600
Summit Distribution Center	Memphis, TN	2002	2003	708,532	5%	0.00	12,300
UPS Distribution Facility	Fernley, NV	1998	1998	256,000	100%	2.37	7,600

Subtotal—Industrial Properties					88%		$1,175,442

Percent leased weighted by property market value—Industrial(9)					87%

RETAIL PROPERTIES
DDR Joint Venture(16)	Various	Various	2007	16,183,158	83%	$10.14	$312,182
The Florida Mall(17)	Orlando, FL	1986(8)	2002	988,011	97%	38.41	252,432
Printemps de l’Homme	Paris, FR	1930	2007	130,372	100%	73.84	200,995	(5)
Florida Retail Portfolio(18)	Various, FL	1974-2005	2006	1,289,825	84%	12.83	162,204
Westwood Marketplace	Los Angeles, CA	1950(8)	2002	202,201	100%	29.93	77,077
Miami International Mall(17)	Miami, FL	1982(8)	2002	295,400	97%	36.05	76,856
Marketfair	West Windsor, NJ	1987	2006	240,297	97%	17.59	65,594
Mazza Gallerie	Washington, DC	1975	2004	293,935	100%	12.16	65,500
Publix at Weston Commons	Weston, FL	2005	2006	126,922	99%	23.43	38,100	(4)
West Town Mall(17)	Knoxville, TN	1972(8)	2002	764,219	97%	21.56	37,262
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,653	77%	9.39	26,962
South Frisco Village	Frisco, TX	2002	2006	227,175	79%	9.89	26,900	(4)
Champlin Marketplace	Champlin, MN	1998-99, 2005	2007	103,577	97%	10.59	13,801
Suncrest Village	Orlando, FL	1987	2005	93,358	85%	10.03	12,329
Plantation Grove	Ocoee, FL	1995	1995	73,655	92%	10.41	9,600

Subtotal—Retail Properties					86%		$1,377,794

Percent leased weighted by property market value—Retail(9)					92%

RESIDENTIAL PROPERTIES
Houston Apartment Portfolio(19)	Houston, TX	1984-2004	2006	N/A	92%	N/A	$179,717
Palomino Park Apartments	Denver, CO	1996-2001	2005	N/A	96%	N/A	143,907
The Colorado	New York, NY	1987	1999	N/A	99%	N/A	110,144	(4)
Kierland Apartment Portfolio(19)	Scottsdale, AZ	1996-2000	2006	N/A	96%	N/A	78,060
The Legacy at Westwood Apartments	Los Angeles, CA	2001	2002	N/A	95%	N/A	77,836	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	94%	N/A	71,105
Regents Court Apartments	San Diego, CA	2001	2002	N/A	99%	N/A	50,505	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	95%	N/A	50,111
The Caruth	Dallas, TX	1999	2005	N/A	99%	N/A	49,641	(4)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)

South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	98%	N/A	$48,366
1050 Lenox Park	Atlanta, GA	2001	2005	N/A	96%	N/A	48,223
The Reserve at Sugarloaf	Duluth, GA	2000	2005	N/A	98%	N/A	37,710	(4)
The Maroneal	Houston, TX	1998	2005	N/A	96%	N/A	32,179
The Lodge at Willow Creek	Denver, CO	1997	1997	N/A	97%	N/A	31,624
Glenridge Walk	Atlanta, GA	1996, 2001	2005	N/A	98%	N/A	30,326
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	N/A	88%	N/A	28,728
Westcreek Apartments	Westlake Village, CA	1988	1997	N/A	99%	N/A	23,061
Phoenix Apartment Portfolio(19)	Greater Phoenix Area, AZ	1995-1998	2006	N/A	93%	N/A	21,767
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	N/A	97%	N/A	19,918
The Fairways of Carolina	Margate, FL	1993	2001	N/A	99%	N/A	18,628

Subtotal—Residential Properties					96%		$1,151,556

Percent leased weighted by property market value—Residential(9)					96%

OTHER COMMERCIAL PROPERTIES
Storage Portfolio I(20)	Various, U.S.	1972-1990	2003	2,295,410	83%	$12.78	$46,269

Subtotal—Commercial Properties							$7,600,391

Total—All Properties—Percent Leased weighted by property market value					92%		$8,751,947

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2009. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Market value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(4)	Property is subject to a mortgage. The market value shown represents the Account’s interest gross of debt.

(5)

1 & 7 Westferry Circus is located in the United Kingdom, and the market value reflects the Account’s interest gross of debt. Printemps de l’Homme is located in France. The market value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2009.

(6)	This property was renovated in 2004 and 2006.

(7)	This property is held in 50%/50% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(8)	Undergone extensive renovations since original construction.

(9)	Values shown are based on the property market value weighted as a percent of the total market value and based upon the percent leased for each property.

(10)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Market value shown reflects the value of the Account’s interest in the joint venture.

(11)	This investment property is held in a 75%/25% joint venture with Equity Office Properties Trust. Market value shown reflects the value of the Account’s interest in the joint venture.

(12)	This investment property is held in a 50%/50% joint venture with Tennessee Consolidated Retirement System. Market value shown reflects the value of the Account’s interest in the joint venture.

(13)	A portion of this portfolio was sold in 2007.

(14)	This investment property held in 60%/40% joint venture with Industrial Development International. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(15)	A portion of this portfolio was sold in 2007 and 2008.

(16)

This investment property consists of 65 properties located in 13 states and is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation. Market Value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(17)	This investment property is held in a 50%/50% joint venture with the Simon Property Group. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(18)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Market value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains seven neighborhood and/or community shopping centers located in Ft. Lauderdale, Miami, Orlando, and Tampa, Florida areas.

(19)	A portion of this portfolio was sold in 2009.

(20)	This investment property is held in a 75%/25% joint venture with Storage USA. Market value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

At December 31, 2009, the Account held 81 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twelve of these property investments were held through joint ventures, and 26 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses, are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•

Office. 40 property investments containing approximately 19.8 million square feet located in 14 states, the District of Columbia and the United Kingdom. As of December 31, 2009, the Account’s office properties had an aggregate market value of approximately $5.0 billion.

•

Industrial. 25 property investments containing approximately 30.2 million square feet located in 11 states, including a 60% interest in a portfolio of industrial properties located throughout the United States. As of December 31, 2009, the Account’s industrial properties had an aggregate market value of approximately $1.2 billion.

•

Retail. 15 property investments containing approximately 21.2 million square feet located in five states, the District of Columbia and Paris, France. As of December 31, 2009, the Account’s retail properties had an aggregate market value of approximately $1.4 billion. One of the retail property investments is an 85% interest in a portfolio containing 65 individual retail shopping centers located throughout the Eastern and Southeastern states.

In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.3 million square feet. As of December 31, 2009, the Account’s interest in this portfolio had a market value of approximately $46.3 million.

As of December 31, 2009, the market value weighted average occupancy rate of the Account’s entire commercial real estate portfolio was 91%. On a weighted basis, the overall occupancy rate of the Account’s commercial real estate portfolio was 87%. The Account’s:

•	office property investments were 92% leased on a market value weighted basis and 91% leased on a weighted basis;

•	industrial property investments were 87% leased on a market value weighted basis and 88% leased on a weighted basis;

•	retail property investments were 92% leased on a market value weighted basis and 86% leased on a weighted basis; and

•	storage portfolio was 83% leased.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2009 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area Of Account’s Non-Residential Properties

Deloitte & Touche	516,864	2.6%	0.7%
Yahoo!	467,564	2.4%	0.7%
Southern Company Services	459,457	2.3%	0.6%
BHP Petroleum	451,177	2.3%	0.6%
Mellon Financial	362,293	1.8%	0.5%
Microsoft	361,528	1.8%	0.5%
Crowell & Moring	334,757	1.7%	0.5%
ATMOS Energy	313,326	1.6%	0.4%
GE Healthcare	309,278	1.6%	0.4%
Pearson	225,299	1.1%	0.3%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area Of Account’s Non-Residential Properties

Walmart	1,099,112	3.6%	1.5%
General Electric	1,004,000	3.3%	1.4%
Regal West	968,535	3.2%	1.4%
Kumho Tire	830,485	2.7%	1.2%
PFSweb, Inc.	825,520	2.7%	1.2%
First Quality	800,000	2.6%	1.1%
Michelin North America	756,690	2.5%	1.1%
Del Monte	689,660	2.3%	1.0%
R.R. Donnelley	659,157	2.2%	0.9%
Global Equipment	647,228	2.1%	0.9%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area Of Account’s Non-Residential Properties

Walmart	802,437	3.8%	1.1%
Publix Super Markets	630,037	3.0%	0.9%
Ross Dress for Less	565,488	2.7%	0.8%
Dick’s Sporting Goods	522,486	2.5%	0.7%
Kohl’s	521,225	2.5%	0.7%
PetSmart	496,525	2.3%	0.7%
Michael’s	474,759	2.2%	0.7%
Bed Bath & Beyond	457,744	2.2%	0.6%
Belk	372,812	1.8%	0.5%
Old Navy	371,779	1.8%	0.5%

The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2015 and thereafter, in the Account’s commercial (non-residential) properties. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2010	2,690,373	13.7%
2011	2,428,555	12.4%
2012	1,397,417	7.1%
2013	1,871,047	9.5%
2014	2,259,027	11.5%
2015 and thereafter	7,167,998	36.5%

Total	17,814,417	90.7%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2010	5,101,177	16.8%
2011	3,188,963	10.5%
2012	3,098,960	10.2%
2013	3,980,578	13.1%
2014	2,266,111	7.5%
2015 and thereafter	8,989,904	29.6%

Total	26,625,693	87.7%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2010	1,988,898	9.4%
2011	2,096,211	9.9%
2012	2,521,401	11.9%
2013	2,149,270	10.2%
2014	1,549,783	7.3%
2015 and thereafter	7,757,049	36.8%

Total	18,062,612	85.5%

Residential properties

The Account’s residential property portfolio currently consists of 20 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 8,600 units located in nine states and has a 96% average occupancy rate as of December 31, 2009. Four of the residential properties in the portfolio are subject to mortgages. The complexes generally contain one- to three-bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2009.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Portfolio(1)	Houston, TX	1,777	1,021	$1,327
Palomino Park	Highlands Ranch, CO	1,184	1,109	1,100
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,004	1,237
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	906	1,147
Ashford Meadows	Herndon, VA	440	1,030	1,541
1050 Lenox Park	Atlanta, GA	407	1,168	1,388
The Caruth Apartments	Dallas, TX	338	1,220	1,522
The Reserve at Sugarloaf	Duluth, GA	333	996	1,024
The Lodge at Willow Creek	Denver, CO	316	928	958
Maroneal	Houston, TX	309	1,146	1,373
Glenridge Walk	Sandy Springs, GA	296	617	1,375
The Colorado	New York, NY	256	886	2,884
Regents Court	San Diego, CA	251	1,001	1,757
Larkspur Courts Apartments	Larkspur, CA	248	976	2,082
Phoenix Apartment Portfolio	Greater Phoenix Area, AZ	240	976	1,100
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	1,285
The Fairways at Carolina	Margate, FL	208	1,026	1,065
Quiet Waters at Coquina	Deerfield Beach, FL	200	1,048	1,136
Legacy at Westwood	Los Angeles, CA	187	1,181	4,267
Westcreek Apartments	Westlake Village, CA	126	951	1,973

(1)	Represents a portfolio containing multiple properties.

ITEM 3. LEGAL PROCEEDINGS.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2009 to December 31, 2009, the high and low accumulation unit values for the Account were $267.644 and $193.376, respectively. For the period January 1, 2008 to December 31, 2008, the high and low accumulation unit values for the Account were $314.978 and $267.348, respectively.

Holders. The approximate number of Account contract owners at December 31, 2009 was 1,025,000..

Dividends. Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

(b) Use of Proceeds: Not applicable.

(c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this Form 10-K (amounts in thousands except for per accumulation unit amounts).

	Years Ended December 31,
	2009	2008	2007	2006	2005
Investment income:
Real estate income, net	$479,657	$500,434	$529,412	$444,783	$340,090
Income from real estate joint ventures and limited partnerships	114,578	116,889	93,724	60,789	71,826
Dividends and interest	1,733	81,523	141,914	135,407	70,999

Total investment income	595,968	698,846	765,050	640,979	482,915
Expenses	95,473	153,040	140,294	83,449	56,100

Investment income, net	500,495	545,806	624,756	557,530	426,815
Net realized and unrealized (losses) gain on investments and mortgage loans payable	(3,612,505)	(2,513,024)	1,438,435	1,056,671	765,970

Net (decrease) increase in net assets resulting from operations	(3,112,010)	(1,967,218)	2,063,191	1,614,201	1,192,785
Participant transactions	(1,575,700)	(4,339,995)	1,464,653	1,969,781	2,110,376
TIAA Purchase of Liquidity units	1,058,700	155,600	—	—	—

Net (decrease) increase in net assets	$(3,629,010)	$(6,151,613)	$3,527,844	$3,583,982	$3,303,161

	Years Ended December 31,
	2009	2008	2007	2006	2005
Total assets	$9,912,703	$13,576,954	$19,232,767	$15,759,961	$11,685,426
Total liabilities	2,032,789	2,068,030	1,572,230	1,627,268	1,136,715

Total net assets	$7,879,914	$11,508,924	$17,660,537	$14,132,693	$10,548,711

Number of accumulation units outstanding	39,473	41,542	55,106	50,146	42,623

Net asset value, per accumulation unit	$193.45	$267.35	$311.41	$273.65	$239.95

Mortgage loans payable	$1,858,110	$1,830,040	$1,392,093	$1,437,149	$973,502

Quarterly Selected Financial Information Data

The following selected unaudited financial data for each full quarter of 2009 and 2008 are derived from the financial statements of the Account for the years ended December 31, 2009 and 2008 (amounts in thousands).

	2009				Year Ended December 31, 2009
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$119,440	$130,429	$135,536	$115,090	$500,495
Net realized and unrealized loss on investments and mortgage loans payable	(1,074,437)	(1,166,159)	(836,451)	(535,458)	(3,612,505)

Net decrease in net assets resulting from operations	$(954,997)	$(1,035,730)	$(700,915)	$(420,368)	$(3,112,010)

Total return	-8.36%	-9.96%	-7.64%	-5.05%	-27.64%

	2008				Year Ended December 31, 2008
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$150,587	$147,564	$129,345	$118,310	$545,806
Net realized and unrealized loss on investments and mortgage loans payable	(28,912)	(101,069)	(462,819)	(1,920,224)	(2,513,024)

Net increase (decrease) in net assets resulting from operations	$121,675	$46,495	$(333,474)	$(1,801,914)	$(1,967,218)

Total return	0.69%	0.27%	-2.07%	-13.18%	-14.15%

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

Forward-Looking Statements

Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sector markets in which the Account invests and operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•

The risks associated with acquiring, owning and selling real property, including general economic and real estate market conditions, the availability of financing (both for the Account and potential purchasers of the Account’s properties), disruptions in the credit and capital markets, competition for real estate properties, leasing risk (including tenant defaults), risks of holding foreign investments, and the risk of uninsured losses at properties (including due to terrorism and acts of violence);

•

The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects, the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property in which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

•

Risks associated with financing the Account’s properties, including the risk that the Account may not have the ability to obtain financing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•

Investment risk associated with participant transactions, including the fact that significant net participant transfers out of the Account may impair its ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account or that significant net participant transfers into the Account may take time to invest in attractive investment opportunities;

•

The risks associated with joint venture partnerships, including the risk that a co-venturer may have interests or goals inconsistent with that of the Account, that a co-venturer may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

•	Uncertainties associated with environmental and other regulatory matters;

•

Conflicts of interest, including those associated with other real estate accounts and funds which TIAA or its affiliates manage and any perceived conflicts associated with TIAA’s liquidity guarantee; and

•	Risks associated with investments in liquid assets, including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk.

More detailed discussions of certain of these risk factors are contained in the section of this Form 10-K entitled “Item 1A. Risk Factors” and in this report below and also in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2009 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Economic and Capital Markets Overview and Outlook

Global economic and capital market conditions improved considerably during the second half of 2009. Preliminary estimates of Gross Domestic Product (“GDP”) suggest that economic output grew 5.7% during the fourth quarter of 2009, following a 2.2% increase in the third quarter of 2009, which was the first such increase in GDP since mid-2008. Federal stimulus programs played a big role in promoting growth, including the ready availability of funds from the Troubled Asset Relief Program (“TARP”) which bolstered bank balance sheets and provided a lifeline to the troubled auto industry. For consumers, the “cash for clunkers” program and financial assistance programs for first-time home buyers helped to stimulate automobile and housing demand. Similarly, the accommodative monetary policies of the Federal Reserve kept mortgage interest rates low and perked up the moribund housing market.

The second half of 2009 also provided evidence that capital and credit markets were stabilizing. For example, major banks were able to access the equity markets for new capital and a portion of those proceeds were used to repay outstanding TARP loans. The Treasury Department subsequently announced that TARP would require approximately $150 billion less than expected and that the program would likely be ended in the Fall of 2010. With signs that a recovery was forthcoming, investors returned to the equity markets, which produced a strong rally. The Dow Jones Industrial Average and S&P 500 started the year at depressed levels, but ultimately gained 23% and 28%, respectively, for the year. Similarly, credit markets experienced a revival, with lending activity increasing modestly and credit spreads declining dramatically over the course of the year.

The commercial real estate market received a boost from the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program, which supported the issuance of the first new commercial mortgage-backed securities (“CMBS”) in over a year. The CMBS market subsequently began to stir and several other CMBS issuances occurred without TALF loans. Public Real Estate Investment Trust (“REIT”) shares also experienced a strong rally, and a number of companies solidified their balance sheets with funds raised from issuing new shares.

Nonetheless, the economy still remains weak. In particular, most companies have not started hiring. Though the pace of job losses moderated significantly in the fourth quarter of 2009 compared with prior quarters, more than four million jobs were lost during 2009. The first monthly job gains since December 2007 were reported in November 2009, which may be an indicator of an eventual growth in payrolls. Still, the unemployment rate, traditionally a lagging indicator, ended the year at approximately 10%, a level not seen since the 1982-1983 recession.

Despite the overall improvement in the capital and credit markets, considerable weakness remains. First, credit is largely available only to the most creditworthy companies; weaker companies and small businesses continue to lack ready access to capital. Second, banks continue to experience sizeable losses in their consumer and commercial real estate loan portfolios and are limited in their ability to lend. Further, the outlook for companies which borrowed significant amounts from the federal government such as AIG, General Motors, GMAC, and Fannie Mae remains tenuous, as several have indicated that they will need additional financial support in the future.

Economic activity expanded at a faster pace in the fourth quarter of 2009 than during the third quarter of 2009, however, most economists believe that much of the growth in GDP during those quarters was attributable to the beneficial effects of the government’s fiscal stimulus programs. For the year, GDP declined 2.4%, which was the largest annual decline since 1946. Consequently, many economists believe persistent unemployment, limited access to credit, and tepid consumer spending will hamper the recovery. While certain monetary policy programs will be wound down, the Federal Reserve reiterated at its final meeting in 2009 that it intends to keep the federal funds rate at or near the 0.0%-0.25% target range for “an extended period.” Similarly, purchases of agency residential mortgage-backed securities (“RMBS”) and Fannie Mae and Freddie Mac debt are ongoing, though they are expected to be terminated during the first quarter of 2010. While the recovery may be on shaky ground, the Fed’s monetary policies and indirect support of the mortgage and housing markets are expected to bolster overall economic activity in 2010 and are likely to remain in place until the recovery is firmly established.

Basic economic indicators are summarized in the table below and the data support the belief that an economic recovery is forthcoming. Evidence includes the 5.7% growth in GDP in the fourth quarter, which was due to increases in consumer spending, exports, and a slower pace of private inventory reduction. Similarly, the moderation in job losses over the course of the year suggests that businesses are winding down their payroll and cost cutting programs. However, significant job growth is not expected until the latter half of 2010 at best. Nonetheless, economists’ forecasts, which are summarized below, reflect expectations of healthy GDP growth in 2010 and 2011.

Economic Indicators*

	2008	2009	2009Q1	2009Q2	2009Q3	2009Q4	Forecasted
							2010	2011
Economy(1)
Gross Domestic Product (GDP)	0.4%	-2.4%	-6.4%	-0.7%	2.2%	5.7%	2.8%	3.1%
Employment Growth (Thousands)	-3,078	-4,164	-2,074	-1,285	-597	-208	N/A	N/A
Interest Rates(2)
10 Year Treasury	3.66%	3.26%	2.74%	3.31%	3.52%	3.46%	3.90%	4.60%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts

*	Data subject to revision

(1)	GDP growth rates are annual rates; employment numbers are monthly changes.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other economic indicators, shown in the table below, reveal that the recovery will need to gather strength before it is self-sustaining and broad-based. Consumer confidence trended upwards in the fourth quarter, but remains at historically low levels. Retail sales, excluding motor vehicles and gasoline, likewise gained some ground in the fourth quarter, but took a step back in December. The slowdown was attributed to unusually cold weather in much of the country. Inflation remained tame; the modest increase in overall prices in 2009 was due to an increase in energy prices as compared with their lows in 2008. Thus far, excess production capacity and the moderate nature of the recovery is helping to keep price levels stable overall.

Housing activity in the third and fourth quarters of 2009 was largely the result of the government’s tax credits for first-time home buyers; however, the recovery in the housing market remains in question. A sizeable inventory of unsold homes remains, despite the fact that housing construction declined in 2009 following an even steeper decline in 2008. As of December, single-family home building ran at an annualized rate of 456,000 units, as compared with a low of 357,000 units during the first two months of the year. Overall, housing construction remains depressed and near historic lows; permits issued for new homes, which are a leading indicator for future construction, in 2009 were 37.5% below 2008 levels.

Broad Economic Indicators*

Index 1985=100	Full Year		October 2009	November 2009	December 2009
	2008	2009
Consumer Confidence	58.0	45.2	48.7	50.6	53.6
% Change(1)
Inflation (Consumer Price Index)	0.1%	2.7%	0.3%	0.4%	0.1%
Retail Sales (excl. auto, parts & gas)	1.6%	-1.8%	0.1%	1.0%	-0.3%
Existing Home Sales	-13.1%	4.9%	9.9%	7.4%	-16.7%
New Home Sales	-37.5%	-22.9%	4.3%	-9.3%	-7.6%
Single-family Housing Starts	-40.5%	-28.7%	-7.3%	4.0%	-6.9%
Unemployment Rate	5.8%	9.3%	10.1%	10.0%	10.0%

*	Data subject to revision

(1)	Monthly figures represent change from the preceding month. Full year figures represent change from the preceding year.

Annual inflation is calculated as the year over year percent change in December. Unemployment rates for the full year are the annual average.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics

The Federal Reserve Bank’s January 2010 Beige Book, which reported on economic conditions in the twelve Federal Reserve Districts (“Districts”) through mid-December, generally reflected the modest improvement in the overall economy. Holiday spending was noted to have picked up from depressed 2008 levels but was, nonetheless, anemic compared with typical seasonal spending. Auto sales appeared to have retained some momentum even after the expiration of the “cash for clunkers” program. Generally, there was only sporadic hiring as labor markets remained weak across the nation. A few Districts reported signs of modest wage increases, while others reported a continuation of wage freezes. Within the financial services sector, loan demand among banks was characterized as weak or having declined further. The tepid recovery was noted to have kept price pressures low in nearly all Districts.

Commercial real estate conditions were characterized as weak across the nation, with several Districts reporting further declines. In general, vacancy rates rose across most Districts and landlords in several were offering rent discounts and concessions in order to maintain occupancy levels.

Economists’ views about the prospects for 2010 improved over the course of 2009. Most believe that monetary and fiscal policies helped avoid an even bigger decline in economic activity and that the policies and programs that were enacted have established a foundation for a sustainable, though modest, expansion. Notwithstanding the high level of unemployment, tight credit and anemic housing market, economic activity in the fourth quarter built on the gains reported in the third quarter of 2009. With two consecutive quarters of growth under its belt, the economy is expected to improve over the course of 2010 and 2011 once household finances improve and businesses begin hiring again. The consensus forecast of economists surveyed as part of the January 2010 Blue Chip Economic Indicators publication was for GDP growth of 2.8% in 2010, followed by growth of 3.1% in 2011. The Federal Reserve Open Market Committee (“FOMC”) staff generally concurred with this assessment but expected that the severity of the financial crisis will temper the strength of the recovery. Overall, FOMC staff expects GDP to grow slightly above its inherent long-term potential over the upcoming two year period. Employment growth is expected to be moderate, with the unemployment rate lingering at relatively high levels as businesses only slowly begin hiring again. Excess production capacity is keeping inflationary expectations low and there appears to be minimal risk of rising prices over the near term. However, there is concern among some economists that inflation could spike over the longer term, unless the $1 trillion of fiscal stimulus used to stem the financial crisis can be pulled out of circulation at a propitious point in the economic cycle.

Real Estate Market Conditions and Outlook

(Beginning with the fourth quarter of 2009, all of the Account’s vacancy data will be calculated as a percentage of net rentable space leased, weighted by square footage. The third quarter 2009 data presented below has been adjusted to reflect this change. Industry sources such as CB Richard Ellis—Econometric Advisors (“CBRE-EA”), formerly known as Torto Wheaton Research, calculate vacancy and availability data based on similar square footage calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, showed that transactional volume fell 63% in 2009 and was down nearly 90% from the peak in 2007. Nonetheless, $17.6 billion of property was sold during the fourth quarter of 2009, which was an increase of 43% over the third quarter of 2009. The improvement in sales in the latter half of 2009 was due to the combination of a modest improvement in credit availability and some sellers’ acceptance of current market pricing. According to the Moody’s/REAL Commercial Property Price Index (“CPPI”), commercial real estate prices in the fourth quarter of 2009 were 41% below the peak achieved in late 2007. The CPPI increased 4.1% in December of 2009, which was the second consecutive monthly increase. While data from other sources such as the National Council of Real Estate Investment Fiduciaries (“NCREIF”) show smaller (31%) but still significant value declines, the table below summarizes commercial property price declines as estimated by the Moody’s CPPI. Overall, Moody’s estimates that property prices have declined 29% over the past 12 months. Within the property sectors, apartment, office, and industrial property value declines were all on the order of 20% as of the end of the fourth quarter of 2009. Retail fared better with a 19.0% decline, but the sector was impacted earlier in the cycle, and its cumulative decline has been of a similar magnitude.

	Sales Price Change
	December 2008- December 2009	3Q08 to 3Q09 National	Top 10 MSAs*
All Property Types	-29.2%
Apartments		-20.4%	-24.4%
Office		-19.8%	-14.6%
Retail		-19.0%	-18.4%
Industrial		-23.2%	-27.3%

*	Based on total value of property sold in Metropolitan Statistical Area (“MSA”).

Source: Moody’s/REAL CPPI and Real Capital Analytics.

Recent moderation in property value declines was noted by Moody’s, consistent with fourth quarter of 2009 data from NCREIF, which showed that the appreciation or value component of the NCREIF National Property Index (“NPI”) index declined 3.7% in the fourth quarter as compared with a decline of 4.9% in the third quarter. Overall, total returns, which were -2.11% in the fourth quarter of 2009, experienced a smaller rate of decline. For 2009 as a whole, however, total NCREIF NPI returns were -16.8%. Nonetheless, the declines moderated over the course of the year. For the year as a whole, the appreciation component declined 22.0%. Income returns were 1.6% in the fourth quarter and a solid 6.2% for the year.

Commercial real estate market conditions, which historically lag trends in the overall economy, have not yet benefited from the recent modest improvement in economic conditions. For example, vacancy rates for all property types rose in the fourth quarter; however, the rate of increase was more moderate compared with prior quarters. Given the likelihood of a lackluster recovery, a significant improvement in real estate market conditions is not expected until the latter half of 2010 at best and more likely into early 2011. The necessary prerequisites for a recovery in commercial real estate market conditions include a sustained improvement in employment growth and an improvement in credit availability for small businesses. In the interim, landlords will be competing for tenants that are intent upon reducing their space requirements and costs. Corporations are not expected to add substantially to their employment totals or space requirements until confidence about economic and business prospects improves materially.

While expectations for a recovery in the U.S. economy appear favorable, the strength of the recovery will vary by region. The table below summarizes the top five markets in which the Account had exposure as of December 31, 2009. The top five markets (by market value) represent 41% of the Account’s total real estate portfolio in terms of value and, despite elevated vacancy rates across the nation, the Account’s properties in each of these markets remained well leased, as indicated in the table below.

Metropolitan Statistical Area (MSA)	Percent Leased Market Value Weighted	# of Property Investments	MSA as a % of Total Real Estate Portfolio	MSA as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	94.7%	9	12.9%	11.7%
Boston-Quincy MA	90.8%	5	7.5%	6.8%
Houston-Bay Town-Sugar Land TX	93.5%	3	7.1%	6.4%
Los Angeles-Long Beach-Glendale CA	94.1%	8	6.9%	6.2%
San Francisco-San Mateo-Redwood City CA	94.1%	4	6.4%	5.8%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

Office

Demand for office space is closely correlated with growth in office-using employment sectors such as finance and professional and business services. During the fourth quarter 2009, both sectors improved. Financial services shed just 8,000 jobs as compared with an average decline of over 100,000 per quarter during the first three quarters of 2009; professional and business services added 172,000 jobs over the fourth quarter of 2009. Much of the increase in professional and business services employment was attributable to hiring by temporary employment agencies, which often leads to permanent hiring. However, preliminary data from CBRE-EA suggest that businesses continue to exercise caution with respect to their space needs. According to CBRE-EA, the national office vacancy rate increased to 16.3% in the fourth quarter as compared to 16.1% during the third quarter of 2009. In comparison, 10.5% of the space in the Account’s office portfolio was not leased as of the fourth quarter of 2009. Per CBRE-EA, metro area vacancy rates increased in most of the Account’s top office markets during the fourth quarter of 2009; the only exception was Washington, DC where modest employment growth resulted in a dip in the overall vacancy rate to 14.1%. Additionally, the metro area vacancy rates in each of the Account’s top office markets were below the national average, except Seattle where vacancy was roughly in-line with the national average. The vacancy rate in the Seattle metro area rose steadily over the course of 2009 due to the delivery of over four million square feet of new office space. Despite a fourth quarter increase in vacancy at one of the Account’s Seattle properties, overall, the Account’s properties there have a combined average vacancy rate below 10%. The table below compares the average vacancy rate of properties in the Account’s top office markets with their respective metropolitan area averages.

				Account Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by MSA ($M)	% of Total Investments	2009Q3	2009Q4	2009Q3	2009Q4

Office	National			10.3%	10.5%	16.1%	16.3%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$994.7	10.3%	6.9%	6.9%	14.4%	14.1%
2	Boston-Quincy MA	$630.0	6.5%	8.8%	9.6%	12.8%	13.1%
3	San Francisco-San Mateo-Redwood City CA	$510.3	5.3%	6.1%	6.3%	13.9%	14.4%
4	Seattle-Bellevue-Everett WA	$430.3	4.4%	7.2%	9.7%	16.2%	16.7%
5	Houston-Bay Town-Sugar Land TX	$409.0	4.2%	5.0%	6.0%	15.3%	15.8%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Industrial

Industrial market conditions weakened further in the fourth quarter of 2009 in spite of the rebound in GDP that began in the third quarter of 2009. GDP has historically been a reliable predictor of industrial space demand as key components of GDP such as industrial production, international trade flows, inventory growth, and employment growth in manufacturing and wholesale trade all drive warehouse demand. However, the recovery in this sector has thus far been anemic and excess production and storage capacity have yet to be absorbed. According to CBRE-EA, industrial availability rates increased to an average of 13.9% during the fourth quarter of 2009, up from 13.5% in the third quarter of 2009. By comparison, the vacancy rate for the Account’s industrial portfolio is in line with the national average at 13.6%. On the whole, availability rates in most of the Account’s top industrial markets increased during the fourth quarter of 2009 per CBRE-EA. A dip in the availability rate in Riverside, CA, the Account’s top market, was an encouraging sign. Per CBRE-EA, availability rates in Los Angeles remained relatively stable and were, once again, the lowest in the nation. The vacancy rate in the Account’s Los Angeles industrial properties declined but remained above-average. While metro area availability rates in the Atlanta, Dallas, and Chicago markets were each above average, the Account’s properties in these markets were well-leased. The table below compares the average vacancy rate of properties in the Account’s top industrial markets to their respective metropolitan area averages.

				Account Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by MSA ($M)	% of Total Investments	2009Q3	2009Q4	2009Q3	2009Q4

Industrial	National			11.5%	13.6%	13.5%	13.9%

1	Riverside-San Bernardino- Ontario CA	$290.3	3.0%	21.1%	21.1%	16.0%	15.7%
2	Dallas-Plano-Irving TX	$159.4	1.6%	4.8%	6.4%	15.7%	16.1%
3	Chicago-Naperville-Joliet IL	$109.2	1.1%	0.9%	0.9%	14.2%	14.9%
4	Los Angeles-Long Beach- Glendale CA	$94.7	1.0%	13.0%	11.5%	8.0%	8.1%
5	Atlanta-Sandy Springs- Marietta GA	$91.7	1.0%	2.1%	3.0%	17.5%	17.8%

*	Source: CBRE—EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Apartment vacancies held relatively stable over the course of 2009, ending the year at 7.4% nationally compared to 7.0% in fourth quarter 2008 (year-over-year comparisons in this sector better reflect the seasonality inherent in apartment leasing). Nonetheless, the apartment sector still faces significant headwinds due to high unemployment and a glut of single-family homes and condominiums offered for rent. While market conditions remain challenging, the Account’s apartment properties are well-leased, with an average vacancy rate of 4.5% as of the fourth quarter of 2009. The table below shows that the average vacancy rate for the Account’s properties in each of its top markets is below both the national average and the average for its respective metropolitan market. The only exception was Houston, where the vacancy rate of the Account’s properties rose during the quarter to meet the national average, but nonetheless remained below the Houston market average. Of particular note, leasing activity at the Account’s New York City property has been healthy despite significant job cuts by the banks and investment banks that dominate the city’s financial services sector. Leasing activity at the property was aided in part by rent reductions as landlords throughout Manhattan have reduced rents in order to attract and retain tenants.

				Account Vacancy		Metropolitan Statistical Area Vacancy*

Sector	Metropolitan Statistical Area (MSA)	Total Sector by Metro ($M)	% of Total Investments	2009Q3	2009Q4	2009Q3	2009Q4

Apartment	National			3.9%	4.5%	7.4%	7.4%

1	Houston-Bay Town-Sugar Land TX	$211.9	2.2%	4.4%	7.4%	9.9%	10.3%
2	Denver-Aurora CO	$175.5	1.8%	2.8%	3.8%	6.9%	7.2%
3	Atlanta-Sandy Springs- Marietta GA	$116.3	1.2%	2.8%	2.8%	11.0%	10.8%
4	New York-Wayne-White Plains NY-NJ	$110.1	1.1%	1.9%	1.2%	6.5%	6.4%
5	Phoenix-Mesa-Scottsdale AZ	$99.8	1.0%	5.0%	4.8%	11.5%	11.6%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Retail

The retail sector began to show signs of improvement during the latter half of 2009. While shoppers remained cautious, holiday spending in 2009 improved compared to 2008. Though 2008 was an exceptionally weak year, retailers have seen sales either stabilize or start to grow modestly. Retailers have also adjusted to consumers’ emphasis on thrift and value by streamlining inventories and new orders in order to limit discounting. Per CBRE-EA, availability rates in neighborhood and community centers increased to an average of 12.5% in the fourth quarter of 2009 as compared to 12.3% in the third quarter. However, the fourth quarter’s increase was more moderate than in prior quarters and a growing number of markets experienced a decline in local availability rates. In comparison, the Account’s retail portfolio has a 14.7% “availability rate,” which includes vacant space that is leased but not occupied (some retailers have closed stores but continue to pay rent). Tenant demand for retail space is dependent upon a rebound in consumer spending; minimal gains are expected given household debt burdens, job concerns, and the low level of consumer confidence. Until sales pick up, retail markets are expected to struggle as retailers put expansion plans on hold and look to close underperforming stores.

2009 Summary and 2010 Outlook

Commercial real estate market conditions continued to deteriorate over the course of 2009. While most economists agree the recession ended during the second half of the year, there has been little, if any, improvement in commercial real estate market conditions since these lag overall economic trends. While vacancy rates for all property types increased over the course of the year, the rate of increase moderated from quarter to quarter.

As shown in the table below, construction in 2009 is well below that of prior cycles and, in addition, is expected to drop further in 2010. This falloff in construction, coupled with an eventual pickup in employment growth, could ultimately establish the conditions necessary for a substantial improvement in commercial real estate market conditions.

Historic and Projected Construction*
	Average			Forecasted
	1989-1991 Cycle	1999-2001 Cycle	2006-2008 Cycle
				2009**	2010
Office	85	93	67	56	26
Industrial	183	255	183	74	54
Apartment	257	212	224	177	60
Retail	46	32	29	14	4

*	in millions of sq. ft. except apartments, which are in thousands of units.

**	2009 numbers are still forecasts

Source: CBRE-EA

Management of the Account has tailored portfolio initiatives to reflect current market conditions. A primary objective has been to maintain occupancy levels, even if a reduction in rental rates (with shorter lease terms when possible) or additional concessions are required to retain tenants. As of the fourth quarter of 2009, the Account’s properties were 85% leased. The drive to maintain occupancies helped sustain the Account’s income return component. Income return has historically been a significant portion of the Account’s total return and since the first quarter of 2008 has offset a portion of the declines in property values, as shown in the graph below. For 2009, the Account’s income return was 7.4%. Notably, the Account’s property value declines moderated somewhat in the fourth quarter of 2009.

Another key objective in 2009 was to rebalance the portfolio’s property type concentrations and reallocate its exposure towards selected major markets. Six properties were sold during the fourth quarter of 2009 and a total of seven properties were sold for the year. In addition, six partial sales were completed in the fourth quarter. Properties targeted for sale were either located in non-target or underperforming markets with uncertain prospects for foreseeable recovery, or were sold to reallocate the Account’s property type concentrations. These sales generated cash proceeds which management believes will serve to enhance liquidity and which can be available to meet participant redemption requests, repay debt and/or make new acquisitions of properties management believes may be undervalued in the Account’s target markets. Management believes that there could be opportunities to acquire high quality properties at significant discounts in 2010 and 2011 as properties encumbered by maturing debts and deteriorating values are now over-levered and their owners and/or lenders are forced to sell their equity positions.

In the course of addressing its debt obligations in 2010, the Account may inevitably own some underperforming properties that are subject to debt, where insufficient cash flow from the property may cause such a property to be in noncompliance with certain covenants imposed by the terms of such debt, and/or where cash flow may be inadequate to make required payment on such debt or to repay principal when due (each of which could result in a default on the loan). In such a case, management will evaluate the options available to the Account, consistent with the Account’s long-term investment strategy.

Management believes that rebalancing the portfolio, an initiative which began in 2009 and will continue into 2010, will better position the Account to achieve stronger returns once economic and real estate market conditions improve. As the industry moves into the recovery phase, management’s intent is that the Account’s portfolio will consist of properties within markets that best align with the overall investment strategy. Similarly, management believes that the Account’s returns stand to benefit from the conservative “core” investment strategy that focuses on institutional quality properties, markets and locations, and particularly stabilized assets with strong historical occupancy and favorable lease expiration schedules.

Investments as of December 31, 2009

As of December 31, 2009, the Account had total net assets of $7.9 billion, a 6.1% decrease from the end of the third quarter of 2009 and a 31.5% decrease from December 31, 2008. The decrease in the Account’s net assets from December 31, 2008 to December 31, 2009 was primarily caused by the depreciation in value of the Account’s wholly-owned real estate properties and those owned in joint venture investments (approximately 86% of the decrease), while net participant transfers out of the Account (taking into account purchases by TIAA under the liquidity guarantee) accounted for approximately 14% of the decrease. The depreciation in value during 2009 was partially offset by net investment income of $500.5 million, which declined approximately 8.3% from $545.8 million during 2008.

As of December 31, 2009, the Account owned a total of 101 real estate property investments (89 of which were wholly-owned, 12 of which were held in joint ventures). The real estate portfolio included 40 office property investments (5 of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 multi-family property investments, 15 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities.

Of the 101 real estate property investments, 26 are subject to debt (including seven joint venture property investments). Total principal outstanding on the Account’s wholly-owned real estate portfolio as of December 31, 2009 was approximately $1.9 billion. The Account’s joint venture values shown in the Statement of Investments are presented net of debt, but, when that debt is also considered, total principal outstanding on the Account’s portfolio as of December 31, 2009 was $3.9 billion. As of December 31, 2009, the loan to value ratio of the Account is 33.1%. As of December 31, 2009, the Account has no outstanding debt on which the Account itself is an obligor.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.49% of total real estate investments and 4.96% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location, (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

During 2009 there were no property investment acquisitions.

The Account sold seven property investments and eight partial property investments for an aggregate net sales price (less selling expenses) of approximately $404.4 million. The properties sold recognized an aggregate realized loss of approximately $281.8 million. In connection with the properties sold, a $23.5 million mortgage was assumed by the buyer which recognized a realized loss of $371 thousand. The properties are listed below (amounts in thousands):

Property Investments Sold in 2009

Property Name	Property Type	City	State	Net Sales Price (less selling expense)
The Market at Southpark	Retail	Littleton	CO	$21,721
New Jersey CalEast Industrial Portfolio	Industrial	Monroe and Brunswick	NJ	24,770
4200 West Cypress	Office	Tampa	FL	21,898
Park Place on Turtle Creek	Office	Dallas	TX	23,347
Preston Sherry Plaza(1)	Office	Dallas	TX	7,577
Capitol Place	Office	Sacramento	CA	39,475
980 9th street & 1010 8th Street	Office	Sacramento	CA	96,053
San Montego Apartments (Phoenix Apartment Portfolio)(2)	Apartment	Phoenix	AZ	19,880
Miramar Townhomes (Houston Apartment Portfolio)(2)	Apartment	Houston	TX	8,792
San Melia Apartments (Phoenix Apartment Portfolio)(2)	Apartment	Chandler	AZ	47,597
San Brisas (Phoenix Apartment Portfolio)(2)	Apartment	Phoenix	AZ	18,991
Paragon (Kierland Apartment Portfolio)(2)	Apartment	Phoenix	AZ	34,185
El Mundo (Houston Apartment Portfolio)(2)	Apartment	Houston	TX	11,102
Plaza Del Oro Townhomes (Houston Apartment Portfolio)(2)	Apartment	Houston	TX	7,937
San Marin Garden Homes (Houston Apartment Portfolio)(2)	Apartment	Houston	TX	21,038

Total				$404,363

(1)	Net of $23.5 million of debt assumed by buyer on sale of investment

(2)	Partial sales of apartment portfolios which were part of existing portfolios

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments by gross market value. All information is based on the fair values of the investments at December 31, 2009.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	23.5%	17.3%	12.3%	1.2%	2.7%	57.0%
Apartment	2.4%	5.5%	5.3%	0.0%	0.0%	13.2%
Industrial	1.4%	6.4%	4.2%	1.4%	0.0%	13.4%
Retail	3.4%	0.9%	8.7%	0.4%	2.3%	15.7%
Storage Facilities	0.2%	0.2%	0.2%	0.1%	0.0%	0.7%

Total	30.9%	30.3%	30.7%	3.1%	5.0%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, whereas fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property or Joint Venture Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	480.6(c	)	5.49	4.96
Four Oaks Place	Houston	TX	Office	409.0(d	)	4.67	4.22
DDR Joint Venture	Various	USA	Retail	312.2(e	)	3.57	3.22
Fourth and Madison	Seattle	WA	Office	295.0(f	)	3.37	3.04
50 Fremont	San Francisco	CA	Office	284.3(g	)	3.25	2.93
99 High Street	Boston	MA	Office	253.6(h	)	2.90	2.62
The Florida Mall	Orlando	FL	Retail	252.4(i	)	2.88	2.60
780 Third Avenue	New York City	NY	Office	240.1		2.74	2.48
Westferry Circus	London	UK	Office	239.0(j	)	2.73	2.47
The Newbry	Boston	MA	Office	230.4		2.63	2.38

(a)

Value as reported in the December, 31, 2009 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $267.1M.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $228.1M.

(e)

This property investment is an 85%/15% joint venture with Developers Diversified Realty Corporation (DDR), and consists of 65 retail properties located in 13 states and is presented net of debt of $1.3 billion.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $148.3M.

(g)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $147.0M.

(h)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $68.7M.

(i)	This property investment is a 50%/50% joint venture with Simon Property Group, L.P., and is presented net of debt of $122.4M.

(j)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $41.0M.

As of December 31, 2009, the Account’s net assets totaled $7.9 billion. At December 31, 2009, the Account held a total of 101 real estate property investments (including its interests in 12 real estate-related joint ventures). As of that date, the Account also held investments in a mortgage loan receivable representing 0.73% of total investments, real estate limited partnerships, representing 2.07% of Total Investments, U.S. Treasury Bills representing 2.13% of total investments, and government agency notes representing 4.80% of total investments.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Performance

The Account’s total return was -27.64% for the year ended December 31, 2009 as compared to -14.15% for the year ended 2008. The Account’s performance during the year ended December 31, 2009 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, lower income from marketable securities and unrealized losses from the mortgage loans payable. The twelve months of 2009 saw continued valuation declines resulting from the weakened economy and tightened financial and credit markets. Transaction activity continued to remain at historically low levels and capital depreciation occurred in most markets.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended December 31, 2009 were -27.64%, -10.92%, -1.67% and 3.07% respectively. As of December 31, 2009, the Account’s annualized total return since inception was 4.65%.

The Account’s total net assets decreased from $11.5 billion at December 31, 2008 to $7.9 billion at December 31, 2009. The primary driver of this 31.5% decrease was depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments (approximately 86% of the decrease), while net participant withdrawals and transfers out of the Account (net of the $1.1 billion of Liquidity Units purchased by TIAA) accounted for approximately 14% of the decrease.

Income and Expenses

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated approximately 99.7% and 88.3% of the Account’s total investment income (before deducting Account level expenses) during the years ended December 31, 2009 and 2008, respectively. The 14.7% decrease in the Account’s total investment income was primarily due to a 97.9% decrease in the Account’s dividend income and interest income and a 4.2% decrease in net real estate income.

Gross real estate rental income decreased by approximately $31.0 million or 3.2% for the year ended December 31, 2009, as compared to the same period in 2008. Approximately $19.2 million of the decrease is primarily due to the property investment sales that occurred during 2008 and 2009. In addition to the reduction in rental income due to property investment sales, the Account also experienced a decrease in revenue due to various property specific items such as rent concessions, lower rents, increased vacancies at certain properties and reductions in common charges for many properties as a result of lower overall property operating expenses.

Total real estate property level expenses and taxes for wholly-owned property investments for the year ended December 31, 2009 decreased to $468.7 million as compared to $478.9 million for the year ended December 31, 2008. The overall decline in expenses was primarily due to a 7.2% decrease in operating expenses, a 3.2% decrease in real estate taxes offset by a 14.3% increase in interest expense. Operating expenses decreased during 2009 primarily due to an overall reduction in repairs and maintenance, utility expense, insurance expense, bad debt expense, and various other miscellaneous operating expenses. In addition to the reduction of general expenses, the property investment sales during 2008 and 2009 eliminated some operating expense. Real estate taxes decreased due to lower tax assessments and reduced number of properties under management. The increase in interest expense is due to $557 million of new debt financing that was obtained during the third and fourth quarters of 2008.

Income from real estate joint ventures and limited partnerships was $114.6 million for the year ended December 31, 2009, as compared to $116.9 million for the year ended December 31, 2008. This 2.0% decrease was due to a decrease in gross rental income from joint venture properties as a result of increased vacancies and select rent reductions. More specifically, the DDR Joint Venture experienced an increase in vacancies in late 2008 which resulted in lower income in 2009.

Investment income on the Account’s investments in marketable securities decreased by 97.9%, from $81.5 million for the year ended December 31, 2008 to $1.7 million for the comparable period in 2009. The variance was due to the decrease in the rates of return on the marketable securities as well as a lower marketable security invested balance for 2009 compared to the year ended December 31, 2008.

The Account incurred overall Account level expenses of $95.5 million for the year ended December 31, 2009, which represents a 37.6% decrease from $153.0 million for the same period in 2008. The decreases in investment advisory and administrative and distribution charges are due to two factors. First, during the first quarter of 2008, increased costs were allocated to the Account associated with new technology investments in 2008 that have been reduced significantly during the year ended December 31, 2009. Finally, the general decline in the costs allocated to manage and distribute the Account is consistent with the reduction in the average net assets of the Account. In the future, investment advisory charges were not expected to decline at the same rate as net assets as certain portions of these costs are not directly associated to the net asset value of the Account. Mortality and expense risk charges and liquidity guarantee expenses declined during the year ended December 31, 2009 primarily due to lower net assets as compared to the same period in 2008. The decline of the liquidity guarantee expenses resulting from the decline in net assets was partially offset by the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points which was effective as of May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $3.6 billion for the year ended December 31, 2009, a $1.1 billion increase when compared to a net realized and unrealized loss of $2.5 billion for the year ended December 31, 2008. The increase in net realized and unrealized losses on investments and mortgage loans payable was primarily driven by net realized and unrealized losses on the Account’s wholly-owned real estate property investments of $2.5 billion for the year ended December 31, 2009 compared to a loss of $1.9 billion during the same period in 2008. The Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $909.3 million and $120.9 million, respectively, for a net total of over $1.0 billion for the year ended December 31, 2009. When compared to the year ended December 31, 2008, joint ventures and limited partnerships posted a net realized and unrealized loss of $652.4 million and $50.4 million, respectively, for a net total of $702.8 million.

The net realized and unrealized losses on wholly-owned real estate property investments and those held in joint ventures and limited partnerships were due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy, a decline in value of the underlying property investments within the joint ventures and limited partnership funds and continued shortage of liquidity in the commercial real estate markets during the year ended December 31, 2009. Real estate market values have declined throughout 2009 primarily due to increasing actual and projected vacancy rates resulting in longer tenant replacement timeframes, lower market rents, and higher capitalization rates.

Mortgage loans payable experienced a net realized and unrealized loss of approximately $55.1 million during the year ended December 31, 2009 compared to a net realized and unrealized gain of $109.8 million in the same period in 2008. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $55.1 million realized and unrealized loss, foreign exchange fluctuations (due to a weakening U.S. dollar during the year ended 2009) accounted for approximately $23.8 million of the total year-to-date loss. The remaining $30.9 million loss related to mortgage payable values is reflected in the fluctuations in the U.S. treasury rates and higher loan to value ratios on the Account’s underlying properties (as a result of the significant declines in property values) and a $0.4 million realized loss due to the debt that was assumed in connection with the sale of a property investment.

During the year ended December 31, 2009, the Account also sold one retail property investment, one industrial property investment, five office property investments and eight partial apartment property investments for net proceeds of approximately $394.8 million and realized a loss of $281.8 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Performance

The Account’s total return was -14.2% for the year ended December 31, 2008. This was a significant decline compared to the positive return of 13.8% for the year ended December 31, 2007. The Account’s performance during the year ended December 31, 2008 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, as well as lower income from marketable securities.

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

The Account’s total net assets decreased from $17.7 billion at December 31, 2007 to $11.5 billion at December 31, 2008. The primary drivers of this 34.8% decrease were the net participant transfers out of the Account ($4.6 billion) and depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments ($2.5 billion annualized depreciation on investments and mortgage loans payable).

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The Account had net realized and unrealized losses on investments and mortgage loans payable of $2.5 billion for the year ended December 31, 2008, a 274.7% decrease compared to a net realized and unrealized gain of $1.4 billion for the year ended December 31, 2007. The overall variance was driven by two factors. First, the decrease in net realized and unrealized gains and losses on investments and mortgage loans payable was primarily driven by a net realized and unrealized loss on the Account’s wholly-owned real estate property investments of $1.9 billion for the year ended December 31, 2008 compared to a gain of $1.0 billion during the same period in 2007. Second, the Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $702.8 million for the year ended December 31, 2008 as compared to a substantial net realized and unrealized gain of $462.1 million for the year ended December 31, 2007. The variance in the net realized and unrealized gains and losses on wholly-owned real estate property investments and those held in joint ventures was due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy and continued shortage of liquidity in the commercial real estate markets during 2008. Approximately $1.9 billion or 76% of the 2008 net realized and unrealized loss on investments and mortgage loans payable occurred in the fourth quarter of 2008. This significant increase in the net realized and unrealized loss, in comparison to the 2007 net realized and unrealized gain, was the direct result of increases in rates which are used in appraisal valuations (discount rates, overall and implied capitalization rates and terminal rates) which are key components of the determination of the investments fair value. In general, weighted average appraisal rates increased between 65 and 89 basis points in 2008 when compared to 2007. This increase in weighted average appraisal rates was one of the key drivers causing the increase of net realized and unrealized loss in 2008. Additional factors causing the increase in the net realized and unrealized net loss in 2008 include decrease in rental growth estimates, decrease in rental rates, tenant bankruptcies and decreases in occupancy. During 2008, the Account’s property fundamentals such as occupancy and overall property net operating income remained stable when compared to 2007.

The Account also posted a net realized and unrealized gain on its marketable securities of $4.8 million for the year ended December 31, 2008, as compared to a net realized and unrealized loss of $101.5 million in the same period of 2007. The net gains on the Account’s marketable securities for the year ended December 31, 2008 were primarily due to the reversal of the unrealized loss as a result of the sale of the Account’s investments in publicly-traded marketable real estate equity securities (REIT stocks) in June 2008. The sale of these securities was executed over several days for total proceeds of $477.4 million, and the Account realized a loss of $11.2 million. The disposition of these REIT stocks was a decision by the Account’s management to reduce risk within its marketable securities investment portfolio. As circumstances warrant and in continued furtherance of its investment objective and strategy, the Account may invest in REIT stocks in the future. The losses in the Account’s marketable securities during the year ended December 31, 2007 were primarily due to unrealized losses due to the Account’s investments in REIT stocks. The U.S. REIT market struggled through a volatile 2007 and ended the year down by more than 17%.

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

Liquidity and Capital Resources

As of December 31, 2009 and 2008, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $696.1 million and $533.8 million, respectively (approximately 7.2% and 4.0% of the Account’s total investments at such dates, respectively). When compared to December 31, 2008, the Account’s liquid assets have increased by approximately $162.3 million, primarily as a result of proceeds from selective asset sales, many of which occurred in the fourth quarter of 2009.

During the year ended December 31, 2009, the Account received $703.5 million in premiums, had an outflow of $1.9 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds (excluding the aggregate $1.1 billion of purchases of Liquidity Units by TIAA), and $365.3 million of annuity and other periodic payments, withdrawals, and death benefits. During the year ended December 31, 2008, the Account received $1.0 billion in premiums, had an outflow of $4.6 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds (excluding the aggregate $155.6 million of purchases of Liquidity Units by TIAA), and $707.9 million of annuity and other periodic payments, withdrawals, and death benefits.

During the three months ended December 31, 2009, the Account received $168.7 million in premiums and had an outflow of $181.0 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds. In comparison, the Account received $215.2 million in premiums and had an outflow of $2.1 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds during the three months ended December 31, 2008.

Primarily as a result of significant net participant transfers out of the Account, on December 24, 2008, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $155.6 million of Liquidity Units issued by the Account. Subsequent to December 24, 2008 and through June 1, 2009, the TIAA general account purchased an additional $1.059 billion in the aggregate of Liquidity Units in a number of separate transactions. During the period June 2, 2009 through March 18, 2010, the TIAA general account did not purchase any additional Liquidity Units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. While net redemption activity has significantly slowed since the first quarter of 2009, management cannot predict the extent to which future TIAA Liquidity Unit purchases, if any, will be required under this liquidity guarantee, nor can management predict when such Liquidity Units will be redeemed by the Account in part, or in full. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

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

As of the date of this annual report, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2009, TIAA owned approximately 12.0% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

Management continues to believe that the net negative outflow experienced during 2008 and most of 2009 may be a reflection of participant concerns with the downturn in the U.S. and global economy, the turmoil in the capital and credit markets, and their current and potential future net effect on commercial real estate in particular. While net outflow activity has decreased significantly over the past six months, management cannot predict whether the net outflows will continue at an increasingly higher rate, or at all in the future. If net outflows were to continue at the same or at a higher rate, it could have a negative impact on the Account’s operations and returns. Additionally, continued net outflow activity could require TIAA to purchase additional Liquidity Units, perhaps to a significant degree.

While the independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, it is expected that, unless the trigger point has been reached, redemptions would only occur: (i) once the Account has experienced net participant inflows for an extended period of time and (ii) if the Account is otherwise projected to maintain a level of liquid assets, taking into account any pending cash needs (including for debt service and outstanding principal balances at maturity), at or close to its long-term investment goal (currently at least 15% of the Account’s assets). The independent fiduciary may, however, authorize or direct the redemption of TIAA’s liquidity units (or a portion thereof) at any time and TIAA will request the approval of the independent fiduciary before liquidity units are redeemed. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise.

The Account’s net investment income continues to be an additional source of liquidity for the Account even though it has decreased from $545.8 million for the year ended December 31, 2008 to $500.5 million for the year ended December 31, 2009.

While the Account’s liquid investments have dropped below 15% of its total investments during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. In the near term, the Account’s cash and marketable securities will likely comprise less than 10% of the Account’s investments, but management intends to increase the Account’s holdings in cash and short-term marketable securities to the extent practicable, consistent with its investment strategy and objective. As of December 31, 2009, cash and short-term marketable securities comprised approximately 7.2% of the Account’s investments.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers). The Account has approximately $704.3 million in principal amount of debt obligations due during 2010 related to wholly-owned real estate investments and the Account’s share of debt associated with its investments in joint ventures.

Management believes that the Account, and the joint venture entities in which the Account invests, will have the ability to address these obligations in a number of ways, including among others, refinancing or extending such debt or repaying the principal due at maturity.

Leverage

The Account may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.

The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, which were modified as to borrowing in mid-2009, the Account’s loan to value ratio (as defined below) is to be maintained at or below 30%. However, until December 31, 2011, the Account is authorized to incur and/or maintain indebtedness on its properties in an aggregate principal amount not to exceed the aggregate principal amount of debt outstanding as of the date of adoption of such guidelines (approximately $4.0 billion). Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	extending the maturity date of outstanding debt.

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2009 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

In addition, by December 31, 2011, management intends to reduce the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to 30% or less and thereafter intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto).

As of December 31, 2009, the Account’s loan to value ratio was approximately 33.1%.

Recent Transactions

The following describes property transactions by the Account in the fourth quarter of 2009. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

New Jersey CalEast Industrial Portfolio

On October 1, 2009, the Account sold an industrial investment portfolio in Monroe and Brunswick, New Jersey for a sales price of approximately $25.5 million and realized a loss of approximately $17.1 million. The Account purchased the property investment on December 22, 2003. The original investment in this portfolio was $39.9 million and costs to date were $42.6 million.

San Melia Apartments (Phoenix Apartment Portfolio)

On October 30, 2009, the Account completed a partial sale of the Phoenix apartment investment portfolio in Chandler, Arizona for a sales price of approximately $47.8 million and realized a loss of approximately $35.8 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $82.5 million and costs to date were $83.7 million.

San Brisas (Phoenix Apartment Portfolio)

On November 5, 2009, the Account completed a partial sale of the Phoenix apartment investment portfolio in Phoenix, Arizona for a sales price of approximately $19.0 million and realized a loss of approximately $11.4 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $29.9 million and costs to date were $30.4 million.

Paragon (Kierland Apartment Portfolio)

On November 5, 2009, the Account completed a partial sale of the Kierland apartment investment portfolio in Phoenix, Arizona for a sales price of approximately $34.2 million and realized a loss of approximately $30.2 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $63.9 million and costs to date were $64.4 million.

4200 West Cypress

On November 16, 2009, the Account sold an office property investment in Tampa, Florida for a sales price of approximately $22.3 million and realized a loss of approximately $13.3 million. The Account purchased the property investment on December 29, 2003. The original investment in this property was $32.9 million and costs to date were $35.6 million.

El Mundo (Houston Apartment Portfolio)

On November 24, 2009, the Account completed a partial sale of the Houston apartment investment portfolio in Houston, Texas for a sales price of approximately $11.2 million and realized a loss of approximately $8.1 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $18.1 million and costs to date were $19.4 million.

Plaza Del Oro Townhomes (Houston Apartment Portfolio)

On November 24, 2009, the Account completed a partial sale of an apartment investment portfolio in Houston, Texas for a sales price of approximately $8.0 million and realized a loss of approximately $5.1 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $12.6 million and costs to date were $13.1 million.

San Marin Garden Homes (Houston Apartment Portfolio)

On November 24, 2009, the Account completed a partial sale of an apartment investment portfolio in Houston, Texas for a sales price of approximately $21.3 million and realized a loss of approximately $12.2 million. The Account purchased the property investment on June 23, 2006. The original investment in this apartment property was $32.0 million and costs to date were $33.4 million.

Park Place on Turtle Creek

On December 16, 2009, the Account sold an office property investment in Dallas, Texas for a sales price of approximately $23.7 million and realized a loss of approximately $23.0 million. The Account purchased the property investment on June 29, 2006. The original investment in this office property was $44.4 million and costs to date were $46.7 million.

Preston Sherry Plaza

On December 16, 2009, the Account sold an office property investment in Dallas, Texas for a sales price of approximately $31.5 million and realized a loss of approximately $15.8 million. The Account purchased the property investment and assumed its debt of $23.5 million on June 1, 2007. The original investment in this office property was $21.6 million and costs to date (net of debt) were $23.8 million. The debt was assumed by the purchaser of this property at the time of sale.

Capitol Place

On December 17, 2009, the Account sold an office property investment in Sacramento, California for a sales price of approximately $40.0 million and realized a loss of approximately $3.9 million. The Account purchased the property investment on August 28, 2003. The original investment in this office property was $38.8 million and costs to date were $43.9 million.

980 9th Street & 1010 8th Street

On December 18, 2009, the Account sold an office property investment in Sacramento, California for a sales price of approximately $97.0 million and realized a loss of approximately $76.5 million. The Account purchased the property investment on July 18, 2005. The original investment in this office property was $159.5 million and costs to date were $173.5 million.

Financings

None.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2009 (amounts in thousands):

	Amounts Due During Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$330,842	$13,067	$221,840	$552,853	$225,273	$563,215	$1,907,090
Interest Payments(1)	98,694	91,863	91,423	78,312	40,338	52,718	453,348

Total Mortgage Loans Payable	429,536	104,930	313,263	631,165	265,611	615,933	2,360,438
Joint Venture Funding Commitments	1,313	—	—	—	—	—	1,313
Other Commitments(2)	44,317	—	—	—	—	—	44,317
Tenant improvements(3)	44,869						44,869

Total Contractual Obligations	$520,035	$104,930	$313,263	$631,165	$265,611	$615,933	$2,450,937

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2009.

(2)	This includes the Account’s commitment to purchase interests in four limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements committed to by the Account in tenant leases that have not been incurred as of the year ended December 31, 2009.

Note that the Contractual Obligations table above does not include payments on debt held in Investments in Joint Ventures which are the obligation of the individual joint venture entities. See Note 7 to the Account’s Financial Statements—Investments in Joint Ventures and Limited Partnerships.

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

This guidance also permits entities to elect to measure financial instruments and certain financial assets and liabilities at fair value and expanded the use of fair value measurements when warranted. The Account reports all investments and mortgage loans payable at fair value.

Valuation Hierarchy

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, mortgage loans receivable and mortgage loans payable.

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

Valuation of Real Estate Properties

Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ significantly from those estimates.

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

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

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

Valuation of Real Estate Limited Partnerships

Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which is based on the most recent net asset value of the partnership as reported by the sponsor. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

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

Valuation of Mortgage Loan Receivable

Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable

Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

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

The Account has limited ownership interests in various private real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated based upon the net asset value of the limited partnership and recorded when the financial statements of the limited partnerships are received by the Account; however as circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

In February 2009, the Emerging Issues Task Force (“EITF”) added an issue to its agenda related to the application of the Guide, which will be discussed at a future meeting. The FASB staff created a working group to assist the EITF in addressing this issue. Management of the Account will continue to monitor FASB and EITF developments and will evaluate the financial reporting implications to the Account, as necessary.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends guidance related to the identification of a variable interest entity, variable interests, the primary beneficiary, and expands required note disclosures to provide greater transparency to the users of financial statements. In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amended Codification with the guidance contained in SFAS No. 167. In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds”, which defers the applicability of ASU No. 2009-17 in certain instances. These standards are effective on January 1, 2010 and management of the Account has concluded that the adoption of these standards will not result in a significant impact to the Account’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that inputs to the valuation should not be adjusted when estimating the fair value of a liability in which contractual terms restrict transferability. This ASU became effective on October 1, 2009 and the adoption did not have a significant impact to the Account’s financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU permits, as a practical expedient, an investor the ability to estimate the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. The investee must satisfy specific requirements before the investor is permitted to utilize this practical expedient as a method of valuation. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. The adoption of this ASU did not have a significant impact to the Account’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to the transfer in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity is effective January 1, 2011 and all other new or amended disclosure requirements are effective January 1, 2010 for the Account. These changes will not impact the Account’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends Topic 855, “Subsequent Events” by not requiring a reporting entity that files financial statements with the Securities and Exchange Commission (“SEC filers”), or a conduit bond obligor to disclose the date through which subsequent events are evaluated. This ASU is effective for SEC filers upon issuance of the final ASU. The Account has adopted this revision as of December 31, 2009 and accordingly will not disclose the date through which subsequent events were evaluated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2009, represented 92.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

Given the significant concentration (92.3% as of December 31, 2009) of the Account’s total investments in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held its target of between 75% and 85% of its investments in real estate and real estate related assets. The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.

As of December 31, 2009, 7.7% of the Account’s total investments were comprised of marketable securities and an adjustable rate mortgage loan receivable. Marketable securities include high-quality short-term debt instruments (i.e., commercial paper and government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account’s marketable securities other than its mortgage loan receivable are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.50%) are discussed in Note 8 to the Account’s financial statements contained herein.

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

In addition to these risks, real estate equity securities (such as REIT stocks) and mortgage-backed securities would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1.A. “Risk Factors” in this Form 10-K.

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

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying financial statements for the years ended December 31, 2009, 2008 and 2007. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s financial statements.

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

March 18, 2010	/s/ Roger W. Ferguson, Jr.
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

Rosalie J. Wolf, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Donald K. Peterson, Audit Committee Member
David L. Shedlarz, Audit Committee Member

March 18, 2010

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	December 31, 2009	December 31, 2008
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,408,978 and $10,031,744)	$7,437,344	$10,305,040
Real estate joint ventures and limited partnerships (cost: $2,437,795 and $2,329,850)	1,514,876	2,463,196
Marketable securities (cost: $671,235 and $511,703)	671,267	511,711
Mortgage loan receivable (cost: $75,000 and $75,000)	71,273	71,767

Total investments (cost: $12,593,008 and $12,948,297)	9,694,760	13,351,714

Cash and cash equivalents	24,859	22,127
Due from investment advisor	4,290	—
Other	188,794	203,113

TOTAL ASSETS	9,912,703	13,576,954

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,907,090 and $1,910,121)	1,858,110	1,830,040
Payable for securities transactions	49	108
Due to investment advisor	—	9,892
Accrued real estate property level expenses	151,808	203,874
Security deposits held	22,822	24,116

TOTAL LIABILITIES	2,032,789	2,068,030

NET ASSETS
Accumulation Fund	7,636,115	11,106,246
Annuity Fund	243,799	402,678

TOTAL NET ASSETS	$7,879,914	$11,508,924

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 9 and 10	39,473	41,542

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$193.45	$267.35

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
INVESTMENT INCOME
Real estate income, net:
Rental income	$948,315	$979,295	$987,434

Real estate property level expenses and taxes:
Operating expenses	238,705	257,351	247,473
Real estate taxes	128,734	132,979	126,926
Interest expense	101,219	88,531	83,623

Total real estate property level expenses and taxes	468,658	478,861	458,022

Real estate income, net	479,657	500,434	529,412
Income from real estate joint ventures and limited partnerships	114,578	116,889	93,724
Interest	1,733	76,444	129,474
Dividends	—	5,079	12,440

TOTAL INVESTMENT INCOME	595,968	698,846	765,050

Expenses—Note 2:
Investment advisory charges	42,521	47,622	49,239
Administrative and distribution charges	35,805	77,577	63,593
Mortality and expense risk charges	4,736	8,116	8,052
Liquidity guarantee charges	12,411	19,725	19,410

TOTAL EXPENSES	95,473	153,040	140,294

INVESTMENT INCOME, NET	500,495	545,806	624,756

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(281,798)	(18,097)	127,835
Real estate joint ventures and limited partnerships	—	(17)	70,765
Marketable securities	1	(11,041)	47,180
Mortgage loans payable	(371)	—	—

Total realized (loss) gain on investments:	(282,168)	(29,155)	245,780

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(2,244,931)	(1,905,930)	898,173
Real estate joint ventures and limited partnerships	(1,030,179)	(702,797)	391,333
Marketable securities	22	15,820	(148,659)
Mortgage loans receivable	(494)	(753)	(2,141)
Mortgage loans payable	(54,755)	109,791	53,949

Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(3,330,337)	(2,483,869)	1,192,655

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(3,612,505)	(2,513,024)	1,438,435

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,112,010)	$(1,967,218)	$2,063,191

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
FROM OPERATIONS
Investment income, net	$500,495	$545,806	$624,756
Net realized (loss) gain on investments	(282,168)	(29,155)	245,780
Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(3,330,337)	(2,483,869)	1,192,655

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(3,112,010)	(1,967,218)	2,063,191

FROM PARTICIPANT TRANSACTIONS
Premiums	703,493	1,008,233	1,186,870
Purchase of Liquidity Units by TIAA	1,058,700	155,600	—
Net transfers (to) from TIAA	(546,270)	(1,912,937)	153,137
Net transfers (to) from CREF Accounts	(1,207,394)	(2,519,837)	832,782
Net transfers (to) from TIAA-CREF Funds	(160,181)	(207,547)	(51,612)
Annuity and other periodic payments	(43,805)	(99,518)	(95,776)
Withdrawals and death benefits	(321,543)	(608,389)	(560,748)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(517,000)	(4,184,395)	1,464,653

NET (DECREASE) INCREASE IN NET ASSETS	(3,629,010)	(6,151,613)	3,527,844
NET ASSETS
Beginning of period	11,508,924	17,660,537	14,132,693

End of period	$7,879,914	$11,508,924	$17,660,537

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,112,010)	$(1,967,218)	$2,063,191
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of real estate properties	—	(164,104)	(639,704)
Amortization of discount on debt	—	—	531
Capital improvements on real estate properties	(141,493)	(131,926)	(136,861)
Proceeds from sale of real estate properties	408,794	93,113	568,120
Purchases of long term investments	(81,308)	(61,041)	(1,136,799)
Proceeds from sale of long term investments	—	480,952	468,512
Net purchases in other investments	(160,084)	2,864,516	(1,236,572)
Decrease in payable for securities transactions	(59)	(758)	(353)
Change in due (from)/due to investment advisor	(14,182)	21,088	(2,734)
Decrease (increase) in other assets	14,319	(1,290)	36,052
(Decrease) increase in accrued real estate property level expenses	(1,900)	6,801	(11,871)
(Decrease) increase in security deposits held	(1,294)	(516)	5,389
Net realized loss (gain) on investments and mortgage loans payable	282,168	29,155	(245,780)
Net unrealized loss (gain) on investments and mortgage loans payable	3,330,337	2,483,869	(1,192,655)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	523,288	3,652,641	(1,461,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	—	548,567	—
Principal payments of mortgage loans payable	(3,556)	(830)	(560)
Premiums	703,493	1,008,233	1,186,870
Purchase of Liquidity Units by TIAA	1,058,700	155,600	—
Net transfers (to) from TIAA	(546,270)	(1,912,937)	153,137
Net transfers to CREF Accounts	(1,207,394)	(2,519,837)	832,782
Net transfers to TIAA-CREF Funds	(160,181)	(207,547)	(51,612)
Annuity and other periodic payments	(43,805)	(99,518)	(95,776)
Withdrawals and death benefits	(321,543)	(608,389)	(560,748)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(520,556)	(3,636,658)	1,464,093

NET INCREASE IN CASH	2,732	15,983	2,559
CASH
Beginning of period	22,127	6,144	3,585

End of period	$24,859	$22,127	$6,144

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$102,572	$88,723	$83,063

Debt assumed in acquisition of properties	$—	$—	$8,922

Debt transferred in sale of property	$(23,500)	$—	$—

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

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America which may require the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

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

This guidance also permits entities to elect to measure financial instruments and certain financial assets and liabilities at fair value and expand the use of fair value measurements when warranted. The Account reports all investments and mortgage loans payable at fair value.

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, mortgage loans receivable and mortgage loans payable.

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value involves judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the market value presented. Actual results could differ significantly from those estimates.

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

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

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

Valuation of Real Estate Limited Partnerships: Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which is based on the most recent net asset value of the partnership, as reported by the sponsor. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. These investments are generally classified within level 3 of the valuation hierarchy.

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

Valuation of Mortgage Loan Receivable: Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loan receivable is classified within level 3 of the valuation hierarchy.

Valuation of Mortgage Loans Payable: Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable is based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. The Account’s mortgage loans payable are generally classified within level 3 of the valuation hierarchy. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

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

The Account has limited ownership interests in various private real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated based upon the net asset value of the limited partnership and recorded when the financial statements of the limited partnerships are received by the Account; however as circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

The Account’s net assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash, cash equivalents, and investments in short-term and other debt instruments;

•	the value of the Account’s other securities and other non real estate assets;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of December 31, 2009.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in Note 9—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of December 31, 2009, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. Since December 2008 and through December 31, 2009, TIAA has paid an aggregate of $1.2 billion to purchase these Liquidity Units in multiple transactions (approximately $1.1 billion since the beginning of 2009).

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2009, TIAA owned approximately 12.0% of the outstanding accumulation units of the Account.

Subsequent to December 31, 2009, pursuant to this liquidity guarantee obligation, TIAA has not made any additional purchases of Liquidity Units.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide services to the Account on an at cost basis. See Note 9—Condensed Financial Information for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	23.5%	17.3%	12.3%	1.2%	2.7%	57.0%
Apartment	2.4%	5.5%	5.3%	0.0%	0.0%	13.2%
Industrial	1.4%	6.4%	4.2%	1.4%	0.0%	13.4%
Retail	3.4%	0.9%	8.7%	0.4%	2.3%	15.7%
Storage Facilities	0.2%	0.2%	0.2%	0.1%	0.0%	0.7%

Total	30.9%	30.3%	30.7%	3.1%	5.0%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, whereas fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2058. Aggregate minimum annual rentals for the properties owned, excluding short-term residential and storage facility leases, are as follows (in thousands):

Years Ending December 31,
2010	$883,503
2011	769,113
2012	664,623
2013	547,659
2014	446,682
Thereafter	1,312,602

Total	$4,624,182

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts.

Note 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Real estate properties	$—	$—	$7,437,344	$7,437,344
Real estate joint ventures and limited partnerships	—	—	1,514,876	1,514,876
Marketable securities	—	671,267	—	671,267
Mortgage loan receivable	—	—	71,273	71,273

Total Investments at December 31, 2009	$—	$671,267	$9,023,493	$9,694,760

Mortgage loans payable	$—	$—	$(1,858,110)	$(1,858,110)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008
Real estate properties	$—	$—	$10,305,040	$10,305,040
Real estate joint ventures and limited partnerships	—	—	2,463,196	2,463,196
Marketable securities	—	511,711	—	511,711
Mortgage loan receivable	—	—	71,767	71,767

Total Investments at December 31, 2008	$—	$511,711	$12,840,003	$13,351,714

Mortgage loans payable	$—	$—	$(1,830,040)	$(1,830,040)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during years ended December 31, 2009 and December 31, 2008 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,463,196	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(2,526,729)	(1,030,179)	(494)	(3,557,402)	(55,126)
Purchases, issuances, and settlements(1)	(340,967)	81,859	—	(259,108)	27,056

Ending balance December 31, 2009	$7,437,344	$1,514,876	$71,273	$9,023,493	$(1,858,110)

For the year ended December 31, 2008:
Beginning balance January 1, 2008	$11,983,715	$3,158,870	$72,520	$15,215,105	$(1,392,093)
Total realized and unrealized gains (losses) included in changes in net assets	(1,924,026)	(702,814)	(753)	(2,627,593)	109,791
Purchases, issuances, and settlements(1)	245,351	7,140	—	252,491	(547,738)

Ending balance December 31, 2008	$10,305,040	$2,463,196	$71,767	$12,840,003	$(1,830,040)

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

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures and Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2009	$(2,520,545)	$(1,030,179)	$(494)	$(3,551,218)	$(54,881)

For the year ended December 31, 2008	$(1,921,932)	$(702,797)	$(753)	$(2,625,482)	$109,791

Note 7—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At December 31, 2009, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at December 31, 2009 and December 31, 2008 was $1.3 billion and $2.2 billion, respectively. The Account’s most significant joint venture investment is the DDR TC LLC joint venture, which is the third largest investment in the Account as of December 31, 2009.

The Account’s share of the mortgage loans payable within the joint venture investments at fair value was approximately $1.8 and $1.9 billion at December 31, 2009 and December 31, 2008, respectively. The

Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was approximately $2.0 billion at December 31, 2009 and December 31, 2008.

A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	December 31, 2009	December 31, 2008
Assets
Real estate properties, at fair value	$4,618,202	$5,947,028
Other assets	89,569	95,411

Total assets	$4,707,771	$6,042,439

Liabilities and Equity
Mortgage loans payable, at fair value	$2,526,666	$2,571,843
Other liabilities	52,639	58,378

Total liabilities	2,579,305	2,630,221
Equity	2,128,466	3,412,218

Total liabilities and equity	$4,707,771	$6,042,439

	Years Ended December 31,
	2009	2008	2007
Operating Revenues and Expenses
Revenues	$519,239	$562,031	$534,469
Expenses	317,428	333,700	315,077

Excess of revenues over expenses	$201,811	$228,331	$219,392

Principal payment schedule on mortgage loans payable at joint ventures as of December 31, 2009 is as follows (in thousands):

Amount
2010	$540,054
2011	119,905
2012	721,565
2013	90,578
2014	2,280
Thereafter	1,225,217

Total maturities	$2,699,599

In February 2010, a loan in the principal amount of $21.5 million with respect to one of the Account’s joint venture properties that was scheduled to mature in 2010 was paid off by the joint venture with proceeds from a line of credit. Also, in February 2010, the maturity date of a loan in the principal amount of $168.3 million with respect to one of the Account’s joint venture properties was extended from 2010 to 2011.

In March 2010, the DDR TC joint venture sold 16 properties for $424.3 million and $386.4 million of debt was assumed by the purchaser, resulting in a net purchase price of $37.9 million. The sale resulted in a realized loss of $179.7 million (resulting in a $152.7 million realized loss to the Account).

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

The Account invests in limited partnerships that own real estate properties and other real estate related assets and receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At December 31, 2009, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. The Account’s ownership interest in limited partnerships was $200.3 million and $286.5 million at December 31, 2009 and December 31, 2008, respectively.

Note 8—Mortgage Loans Payable

At December 31, 2009, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(5)	Principal Amounts as of December 31, 2009	Maturity
701 Brickell(1)	2.23% paid monthly(6)	$126,000	October 1, 2010
Four Oaks Place(2)	2.23% paid monthly(6)	200,000	October 1, 2010
Ontario Industrial Portfolio(3)	7.42% paid monthly	8,469	May 1, 2011
1 & 7 Westferry Circus(4)	5.40% paid quarterly	216,754	November 15, 2012
Reserve at Sugarloaf(3)	5.49% paid monthly	25,145	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(3)	5.55% paid monthly	8,579	September 1, 2013
Wilshire Rodeo Plaza	5.28% paid monthly	112,700	April 11, 2014
1401 H Street	5.97% paid monthly	115,000	December 7, 2014
The Colorado(3)	5.65% paid monthly	86,719	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(3)	5.95% paid monthly	41,515	December 1, 2015
Regents Court(3)	5.76% paid monthly	35,468	December 1, 2015
The Caruth(3)	5.71% paid monthly	41,490	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,907,090
Fair Value Adjustment(7)		(48,980)

Total mortgage loans payable		$1,858,110

(1)

The Account entered into a debt agreement that included an interest rate cap with its lender to reduce its exposure to the variability of changes in interest rates until maturity of the underlying debt. The interest rate on the entire $126 million mortgage is capped at 6.50%.

(2)

The Account entered into a debt agreement that included an interest rate cap with its lender to reduce its exposure to the variability of changes in interest rates until maturity of the underlying debt. The interest rate on the entire $200 million mortgage is capped at 6.50%.

(3)	The mortgage is adjusted monthly for principal payments.

(4)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2009. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $16 million.

(5)	Interest rates are fixed, unless stated otherwise.

(6)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

(7)

The fair value adjustment appraises the difference (positive or negative) between the principal amount of outstanding debt and the fair value of outstanding debt. See Note 1 of these financial statements.

Principal payment schedule on mortgage loans payable as of December 31, 2009 is due as follows (in thousands):

Amount
2010	$330,842
2011	13,067
2012	221,840
2013	552,853
2014	225,273
Thereafter	563,215

Total maturities	$1,907,090

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Per Accumulation Unit data:
Rental income	$22.649	$18.794	$17.975	$16.717	$15.604
Real estate property level expenses and taxes	11.193	9.190	8.338	7.807	7.026

Real estate income, net	11.456	9.604	9.637	8.910	8.578
Other income	2.778	3.808	4.289	3.931	3.602

Total income	14.234	13.412	13.926	12.841	12.180
Expense charges(1)	2.280	2.937	2.554	1.671	1.415

Investment income, net	11.954	10.475	11.372	11.170	10.765
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(85.848)	(54.541)	26.389	22.530	18.744

Net (decrease) increase in Accumulation Unit Value	(73.894)	(44.066)	37.761	33.700	29.509
Accumulation Unit Value:
Beginning of period	267.348	311.414	273.653	239.953	210.444

End of period	193.454	267.348	311.414	273.653	239.953

Total return	(27.64)%	(14.15)%	13.80%	14.04%	14.02%
Ratios to Average net Assets:
Expenses(1)	1.01%	0.95%	0.87%	0.67%	0.63%
Investment income, net	5.29%	3.38%	3.88%	4.49%	4.82%
Portfolio turnover rate:
Real estate properties	0.75%	0.64%	5.59%	3.62%	6.72%
Marketable securities	—	25.67%	13.03%	51.05%	77.63%
Accumulation Units outstanding at end of period (in thousands):	39,473	41,542	55,106	50,146	42,623
Net assets end of period (in thousands)	$7,879,914	$11,508,924	$17,660,537	$14,132,693	$10,548,711

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average net Assets reflect Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expense were included, the expense charge per Accumulation Unit for the twelve months ended December 31, 2009 would be $13.473 ($12.127, $10.892, $9.478, and $8.441, for the years ended December 31, 2008, 2007, 2006 and 2005, respectively), and the Ratio of Expenses to Average Net Assets for the twelve months ended December 31, 2009 would be 5.960% (3.91%, 3.71%, 3.81% and 3.78% for the years ended December 31, 2008, 2007, 2006, and 2005, respectively).

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For The Years Ended,
	2009	2008	2007
Outstanding:
Beginning of period	41,542	55,106	50,146
Credited for premiums	3,141	3,271	3,795
Credited for Purchase of units by TIAA (see Note 3)	4,139	577	—
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(9,349)	(17,412)	1,165

End of period	39,473	41,542	55,106

Note 11—Commitments and Subsequent Events

As of December 31, 2009, the Account had outstanding commitments to purchase interests in four limited partnerships. As of December 31, 2009, approximately $44.3 million remains to be funded under these commitments, which could be called in full or in part by the limited partnership at any time.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. Other than the sale of 16 properties within the DDR TC joint venture that are discussed in Note 7, no other properties were sold subsequent to December 31, 2009.

Pursuant to the liquidity guarantee obligation, TIAA has made no additional purchases of Liquidity Units subsequent to December 31, 2009. See Note 3—Related Party Transactions for further discussion of these transactions.

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

In February 2009, the Emerging Issues Task Force (“EITF”) added an issue to its agenda related to the application of the Guide, which will be discussed at a future meeting. The FASB staff created a working group to assist the EITF in addressing this issue. Management of the Account will continue to monitor FASB and EITF developments and will evaluate the financial reporting implications to the Account, as necessary.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends guidance related to the identification of a variable interest entity, variable interests, the primary beneficiary, and expands required note disclosures to provide greater transparency to the users of financial statements. In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amended Codification with the guidance contained in SFAS No. 167. In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds”, which defers the applicability of ASU No. 2009-17 in certain instances. These standards are effective on January 1, 2010 and management of the Account has concluded that the adoption of these standards will not result in a significant impact to the Account’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that inputs to the valuation should not be adjusted when estimating the fair value of a liability in which contractual terms restrict transferability. This ASU became effective on October 1, 2009 and the adoption did not have a significant impact to the Account’s financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU permits, as a practical expedient, an investor the ability to estimate the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. The investee must satisfy specific requirements before the investor is permitted to utilize this practical expedient as a method of valuation. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. The adoption of this ASU did not have a significant impact to the Account’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to the transfer in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity is effective January 1, 2011 and all other new or amended disclosure requirements are effective January 1, 2010 for the Account. These changes will not impact the Account’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends Topic 855, “Subsequent Events” by not requiring a reporting entity that files financial statements with the Securities and Exchange Commission (“SEC filers”), or a conduit bond obligor to disclose the date through which subsequent events are evaluated. This ASU is effective for SEC filers upon issuance of the final ASU. The Account has adopted this revision as of December 31, 2009 and accordingly will not disclosure the date through which subsequent events were evaluated.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—76.71% and 77.18%

Location/Description	Type	Fair Value
		2009		2008
Alabama:
Inverness Center	Office	$90,315		$102,891
Arizona:
Camelback Center	Office	37,774		58,000
Kierland Apartment Portfolio	Apartments	78,060		146,830
Phoenix Apartment Portfolio	Apartments	21,767		129,244
California:
3 Hutton Centre Drive	Office	28,752		45,710
50 Fremont Street	Office	284,283	(1)	386,600	(1)
88 Kearny Street	Office	61,600		99,815
275 Battery Street	Office	164,390		220,025
980 9th Street and 1010 8th Street	Office	—		151,600
Rancho Cucamonga Industrial Portfolio	Industrial	57,327		102,300
Capitol Place	Office	—		50,000
Centerside I	Office	27,012		46,400
Centre Pointe and Valley View	Industrial	18,929		29,000
Great West Industrial Portfolio	Industrial	65,000		93,600
Larkspur Courts	Apartments	50,111		71,500
Northern CA RA Industrial Portfolio	Industrial	42,437		63,456
Ontario Industrial Portfolio	Industrial	167,998	(1)	278,000	(1)
Pacific Plaza	Office	60,075	(1)	104,970	(1)
Regents Court	Apartments	50,505	(1)	59,000	(1)
Southern CA RA Industrial Portfolio	Industrial	75,817		107,218
The Legacy at Westwood	Apartments	77,836	(1)	89,224	(1)
Wellpoint	Office	37,400		46,000
Westcreek	Apartments	23,061		31,500
West Lake North Business Park	Office	32,407		54,425
Westwood Marketplace	Retail	77,077		95,100
Wilshire Rodeo Plaza	Office	151,209	(1)	213,783	(1)
Colorado:
Palomino Park	Apartments	143,907		173,000
The Lodge at Willow Creek	Apartments	31,624		40,000
The Market at Southpark	Retail	—		29,000
Connecticut:
Ten & Twenty Westport Road	Office	126,860		174,400
Florida:
701 Brickell Avenue	Office	198,630	(1)	255,000
4200 West Cypress Street	Office	—		41,568
North 40 Office Complex	Office	33,969		64,398
Plantation Grove	Retail	9,600		11,950
Pointe on Tampa Bay	Office	35,060		49,700
Publix at Weston Commons	Retail	38,100	(1)	50,987	(1)
Quiet Waters at Coquina Lakes	Apartments	19,918		21,810
Seneca Industrial Park	Industrial	62,341		101,296

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2009		2008
Florida: (continued)
South Florida Apartment Portfolio	Apartments	$48,366		$62,155
Suncrest Village Shopping Center	Retail	12,329		15,800
The Fairways of Carolina	Apartments	18,628		20,942
Urban Centre	Office	80,282		113,274
France:
Printemps de L’Homme	Retail	200,995		247,621
Georgia:
Atlanta Industrial Portfolio	Industrial	39,519		54,001
Glenridge Walk	Apartments	30,326		37,575
Reserve at Sugarloaf	Apartments	37,710	(1)	44,900	(1)
Shawnee Ridge Industrial Portfolio	Industrial	52,219		69,000
Windsor at Lenox Park	Apartments	48,223		57,550
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	48,304		63,932
Chicago Industrial Portfolio	Industrial	60,908		78,022
Oak Brook Regency Towers	Office	64,265		75,937
Parkview Plaza	Office	44,360		65,846
Maryland:
Broadlands Business Park	Industrial	23,600		27,520
GE Appliance East Coast Distribution Facility	Industrial	28,900		40,500
Massachusetts:
99 High Street	Office	253,557	(1)	320,107	(1)
Needham Corporate Center	Office	16,196		32,494
Northeast RA Industrial Portfolio	Industrial	24,845		30,794
The Newbry	Office	230,375		315,600
Minnesota:
Champlin Marketplace	Retail	13,801		17,101
Nevada:
UPS Distribution Facility	Industrial	7,600		12,100
New Jersey:
Konica Photo Imaging Headquarters	Industrial	15,100		18,300
Marketfair	Retail	65,594		90,759
Morris Corporate Center III	Office	66,478		94,955
NJ Caleast Industrial Portfolio	Industrial	—		49,000
Plainsboro Plaza	Retail	26,962		33,500
South River Road Industrial	Industrial	28,656		43,872
New York:
780 Third Avenue	Office	240,077		341,000
The Colorado	Apartments	110,144	(1)	153,006	(1)
Pennsylvania:
Lincoln Woods	Apartments	28,728		32,025

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2009		2008
Tennessee:
Airways Distribution Center	Industrial	$12,600		$17,400
Summit Distribution Center	Industrial	12,300		22,700
Texas:
Dallas Industrial Portfolio	Industrial	125,275		141,328
Four Oaks Plac	Office	409,027	(1)	438,000	(1)
Houston Apartment Portfolio	Apartments	179,717		267,468
Lincoln Centre	Office	202,029	(1)	269,000	(1)
Park Place on Turtle Creek	Office	—		40,094
Pinnacle Industrial Portfolio	Industrial	34,148		38,733
Preston Sherry Plaza	Office	—		38,400	(1)
South Frisco Village	Retail	26,900	(1)	36,300	(1)
The Caruth	Apartments	49,641	(1)	61,349	(1)
The Maroneal	Apartments	32,179		38,456
United Kingdom:
1 & 7 Westferry Circus	Office	239,036	(1)	232,802	(1)
Virginia:
8270 Greensboro Drive	Office	34,200		57,000
Ashford Meadows Apartments	Apartments	71,105		79,319
One Virginia Square	Office	40,503		51,797
The Ellipse at Ballston	Office	65,505		84,018
Washington:
Creeksides at Centerpoint	Office	18,724		27,200
Fourth and Madison	Office	295,000	(1)	407,500	(1)
Millennium Corporate Park	Office	116,548		162,193
Northwest RA Industrial Portfolio	Industrial	17,800		24,100
Rainier Corporate Park	Industrial	65,277		81,035
Regal Logistics Campus	Industrial	47,955		67,000
Washington DC:
1001 Pennsylvania Avenue	Office	480,622	(1)	550,757	(1)
1401 H Street, NW	Office	143,555	(1)	194,600	(1)
1900 K Street, NW	Office	204,000		245,000
Mazza Gallerie	Retail	65,500		83,003

TOTAL REAL ESTATE PROPERTIES
(Cost $9,408,978 and $10,031,744)		7,437,344		10,305,040

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.63% and 18.45%

REAL ESTATE JOINT VENTURES—13.56% and 16.30%

Location/Description	Fair Value
	2009		2008
California:
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	$133,227	(2)	$239,748	(2)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	66,435		105,074
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	252,432	(2)	281,941	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	162,204		196,202
West Dade Associates
Miami International Mall (50% Account Interest)	76,856	(2)	105,312	(2)
Georgia:
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	30,952		78,209
Massachusetts:
MA-One Boston Place REIT
One Boston Place (50.25% Account Interest)	129,922		212,083
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	37,262	(2)	73,969	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	26,275		36,048
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	312,182	(2,3)	712,773	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	46,269	(2,3)	67,621	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	40,587	(2,3)	67,731	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,142,016 and $2,068,714)	1,314,603		2,176,711

LIMITED PARTNERSHIPS - 2.07% and 2.15%
Cobalt Industrial REIT (10.998% Account Interest)	20,341		31,784
Colony Realty Partners LP (5.27% Account Interest)	12,123		29,000
Heitman Value Partners Fund (8.43% Account Interest)	13,736		16,334
Lion Gables Apartment Fund (18.46% Account Interest)	142,999		186,471
MONY/Transwestern Mezz RP II (16.67% Account Interest)	9,267		17,710
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	1,807		5,186

TOTAL LIMITED PARTNERSHIPS
(Cost $295,779 and $261,136)	200,273		286,485

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,437,795 and $2,329,850)	1,514,876		2,463,196

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

MARKETABLE SECURITIES—6.93% and 3.83%
COMMERCIAL PAPER—0.00% and 1.84%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2009	2008				2009	2008
$—	$40,000	Bank of Nova Scotia	0.193%	1/2/09	$—	$39,999
—	50,000	Abbey National North America LLC	0.071%	1/5/09	—	49,998
—	50,000	Rabobank USA Financial Corp	0.122%	1/5/09	—	49,999
—	50,000	HSBC Finance Corporation	0.304%	1/7/09	—	49,997
—	25,000	Societe Generale North America, Inc.	0.243%	1/13/09	—	24,997
—	22,400	Toyota Motor Credit Corp.	0.406%	1/23/09	—	22,395
—	8,200	Toyota Motor Credit Corp.	0.659%	2/4/09	—	8,196

TOTAL COMMERCIAL PAPER
(Cost $0 and $245,585)					—	245,581

GOVERNMENT AGENCY NOTES—4.80% and 1.99%
—	25,000	Fannie Mae Discount Notes	0.030%	1/6/09	—	25,000
—	14,200	Fannie Mae Discount Notes	0.081%	1/30/09	—	14,200
—	33,400	Fannie Mae Discount Notes	0.152%	2/3/09	—	33,400
4,700	—	Fannie Mae Discount Notes	0.041%	1/13/10	4,700	—
25,000	—	Fannie Mae Discount Notes	0.091%	1/19/10	25,000	—
49,300	—	Fannie Mae Discount Notes	0.020%	1/27/10	49,299	—
25,000	—	Fannie Mae Discount Notes	0.051%	2/4/10	24,999	—
20,000	—	Fannie Mae Discount Notes	0.091%	2/8/10	19,999	—
18,873	—	Fannie Mae Discount Notes	0.071%	2/16/10	18,872	—
10,000	—	Fannie Mae Discount Notes	0.101%	3/1/10	9,999	—
17,470	—	Fannie Mae Discount Notes	0.167%	5/5/10	17,463	—
—	18,100	Federal Home Loan Bank Discount Notes	0.071%	1/5/09	—	18,100
—	50,000	Federal Home Loan Bank Discount Notes	0.041%	1/12/09	—	50,000
—	11,330	Federal Home Loan Bank Discount Notes	0.051%	1/21/09	—	11,330
—	100,000	Federal Home Loan Bank Discount Notes	0.081%	1/22/09	—	100,000
10,990	—	Federal Home Loan Bank Discount Notes	0.001%	1/4/10	10,990	—
4,419	—	Federal Home Loan Bank Discount Notes	0.041%	1/13/10	4,419	—
44,000	—	Federal Home Loan Bank Discount Notes	0.081%	1/15/10	44,000	—
25,300	—	Federal Home Loan Bank Discount Notes	0.071%	1/22/10	25,300	—
41,200	—	Federal Home Loan Bank Discount Notes	0.051%	2/24/10	41,200	—
15,770	—	Federal Home Loan Bank Discount Notes	0.081%	3/5/10	15,770	—
—	14,100	Freddie Mac Discount Notes	0.203%	1/5/09	—	14,100
10,000	—	Freddie Mac Discount Notes	0.091%	1/20/10	10,000	—
50,541	—	Freddie Mac Discount Notes	0.041-0.076%	1/25/10	50,540	—
11,800	—	Freddie Mac Discount Notes	0.051%	2/2/10	11,800	—
47,000	—	Freddie Mac Discount Notes	0.030%	2/16/10	46,998	—
19,010	—	Freddie Mac Discount Notes	0.132%	2/26/10	19,009	—
5,736	—	Freddie Mac Discount Notes	0.081%	3/1/10	5,736	—
9,000	—	Freddie Mac Discount Notes	0.071%	3/8/10	8,999	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $465,072 and $266,118)					465,092	266,130

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
December 31, 2009 and December 31, 2008
(Dollar values shown in thousands)

UNITED STATES TREASURY BILLS—2.13% and 0.00%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2009	2008				2009	2008
$24,515	$—	United States Treasury Bills	0.066-0.152%	2/25/10	$24,514	$—
47,200	—	United States Treasury Bills	0.137-0.162%	4/22/10	47,189	—
52,530	—	United States Treasury Bills	0.122-0.147%	5/13/10	52,506	—
62,015	—	United States Treasury Bills	0.127-0.147%	5/20/10	61,981	—
20,000	—	United States Treasury Bills	0.137%	5/27/10	19,985	—

TOTAL UNITED STATES TREASURY BILLS
(Cost $206,163 and $0)					206,175	—

TOTAL MARKETABLE SECURITIES
(Cost $671,235 and $511,703)					671,267	511,711

MORTGAGE LOAN RECEIVABLE—0.73% and 0.54%
		Borrower	Current Rate(5)

75,000	75,000	Klingle Corporation	1.040%	7/10/11	71,273	71,767

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $75,000 and $75,000)					71,273	71,767

TOTAL INVESTMENTS
(Cost $12,593,008 and $12,948,297)					$9,694,760	$13,351,714

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represents the interest rate on this investment at December 31, 2009. At December 31, 2008, the interest rate on this investment was 2.57%.

See notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statement of investments, and the related statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2009 and 2008, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 18, 2010

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2009. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Account’s internal control over financial reporting is effective.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2010, their dates of birth, and their principal occupations during the last five years, are as follows:

Trustees

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company through 2005. Director, Chrysler Group, LLC and Washington University in St. Louis.

Jeffrey R. Brown, 2/16/68
William G. Karnes Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign. Research Associate of the National Bureau of Economic Research (NBER) and Associate Director of the NBER Retirement Research Center. Former member of the Social Security Advisory Board from 2006 to 2008, and Director of the Countryside School.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director, of the Hodson Trust, Time Warner, Inc. and Omnicom Group.

Lisa W. Hess, 8/8/55
Former Chief Investment Officer of Loews Corporation. Founding partner of Zesiger Capital Group. Trustee of the WT Grant Foundation, the Chapin School, and the Pomfret School.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics, Harvard Medical School. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Board Member, Rock and Roll Hall of Fame.

Lawrence H. Linden, 2/19/47
Retired Managing Director and former General Partner at Goldman Sachs, retiring in 2008. After joining Goldman Sachs in 1992, served at various times the Head of Technology, Head of Operations, and Co-Chairman of the Global Control and Compliance Committee. Founding Trustee of the Linden Trust for Conservation, Chairman of the Board of Trustees of Resources for the Future, Co-Chairman of the Board of Directors of the World Wildlife Fund and co-founder of, and senior advisor to, the Redstone Strategy Group.

Maureen O’Hara, 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University, where she has taught since 1979. Former chair of the board of Investment Technology Group, Inc. since 2007, and member of the board since 2003. Director of New Star Financial, Inc. and Chair of the FINRA Economic Advisory Board.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000-01 Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies from 1996 to 2000. Chairman, Board of Trustees, Worcester Polytechnic Institute and overseer of the Tuck School of Business Administration at Dartmouth College. Director, Sanford C. Bernstein Fund Inc. Knewco, Inc. and Emerj Inc.

Sidney A. Ribeau, 12/3/47
President, Howard University since 2008. Formerly, President, Bowling Green State University, 1995-2008. Director, The Andersons, Inc., Convergys and Worthington Industries.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 2000. Trustee, Newark Public Radio Inc., Youth

Rights Media, Inc. Yale Southern Observatory, Inc., Fourth Century and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Retired Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer of Pfizer from 1995 to 2005. Director, Pitney Bowes Inc., and the Hershey Corporation. Director, Multiple Sclerosis Society of New York City Chapter.

David F. Swensen, 1/26/54
Chief Investment Officer, Yale University since 1985, and adjunct professor of investment strategy at Yale School of Management and lecturer in Yale’s Department of Economics. Member. Brookings Institution and President Obama’s Economic Recovery Advisory Board. Trustee of Yale New Haven Hospital and Director of the Courtauld Institute, Hopkins School and the Carnegie Institution.

Marta Tienda, 8/10/50
Maurice P. During ‘22 Professor of Demographic Studies and Professor of Sociology in Public Affairs, Princeton University, since 1997. Director, Office of Population Research, Princeton University, 1998-2002. Director, Corporation of Brown University, Sloan Foundation, and Jacobs Foundation.

Rosalie J. Wolf, 5/8/41
Managing Partner, Botanica Capital Partners LLC. Formerly, Senior Advisor and Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC from 2001 to 2003; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust, Director and former Chairman of The Sanford C. Bernstein Fund, Inc. Member of the Brock Capital Group, LLC.

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and Member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the Board of Trustees of the Institute for Advance Study, a member of the Council on Foreign Relations, a member of the Group of Thirty and a member of President Obama’s Economic Recovery Advisory Board.

Other TIAA Executive Officers

Georganne C. Proctor, 10/25/56
Executive Vice President and Chief Financial Officer, TIAA and CREF since 2006. Chief Integration Officer, TIAA and CREF since January 2010. Executive Vice President of Finance for Golden West Financial Corporation, the holding company of World Savings Bank, from 2003 through 2005. From 1994 through 2002, served as Senior Vice President, Chief Financial Officer and a member of the board of directors of Bechtel Group, Inc. Director of Redwood Trust, Inc. and Kaiser Aluminum Corporation.

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

Jorge Gutierrez, 11/26/61
Treasurer, TIAA, since September 2008. Assistant Treasurer, TIAA from 2004 to 2008.

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2009, the Account expensed $12.4 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2009 and through the date of this annual report, the TIAA general account has purchased liquidity units in an aggregate amount equal to $1.1 billion in a number of separate transactions. These liquidity units are valued in the same manner as are accumulation units held by the Account’s participants. For more information with respect to the significant features of this liquidity guarantee, including the oversight of the independent fiduciary, please see “Liquidity Guarantee” in Item 1 of this annual report.

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

For the year ended December 31, 2009, the Account expensed $42.5 million for investment advisory services and $4.7 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $35.8 million for administrative and distribution services provided by TIAA and Services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the Registrant’s annual financial statements for the years ended December 31, 2009 and 2008 and review of financial statements included in the registrant’s quarterly reports were $862,650 and $849,024, respectively.

Audit-Related Fees. PwC audit-related fees for the year ended December 31, 2009 were $72,543. There were no audit-related fees for the year ended December 31,2008.

Tax Fees. PwC had no tax fees for the years ended December 31, 2009 and 2008.

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

(3)	(A)	Charter of TIAA.(8)
	(B)	Restated Bylaws of TIAA (as amended).(9)
(4)	(A)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 18 day of March, 2010.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
March 18, 2010	By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and Chief Executive
Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer (Principal Executive Officer) and Trustee	3/18/10
/S/ GEORGANNE C. PROCTOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/18/10
/S/ RONALD L. THOMPSON	Chairman of the Board of Trustees	3/18/10
/S/ JEFFREY R. BROWN	Trustee	3/18/10
/S/ ROBERT C. CLARK	Trustee	3/18/10
/S/ LISA W. HESS	Trustee	3/18/10
/S/ EDWARD M. HUNDERT, M.D.	Trustee	3/18/10
/S/ LAWRENCE H. LINDEN	Trustee	3/18/10
/S/ MAUREEN O’HARA	Trustee	3/18/10
/S/ DONALD K. PETERSON	Trustee	3/18/10
/S/ SIDNEY A. RIBEAU	Trustee	3/18/10
/S/ DOROTHY K. ROBINSON	Trustee	3/18/10
/S/ DAVID L. SHEDLARZ	Trustee	3/18/10
/S/ DAVID F. SWENSEN	Trustee	3/18/10
/S/ MARTA TIENDA	Trustee	3/18/10
/S/ ROSALIE J. WOLF	Trustee	3/18/10

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.