Form 10-Q
period 2010-03-31
TIAA REAL ESTATE ACCOUNT
filed 2010-05-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-165286

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2010

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,441,661 and $9,408,978)	$7,280,352	$7,437,344
Real estate joint ventures and limited partnerships (cost: $2,262,520 and $2,437,795)	1,453,522	1,514,876
Marketable securities (cost: $830,185 and $671,235)	830,196	671,267
Mortgage loan receivable (cost: $75,000 and $75,000)	71,459	71,273

Total investments (cost: $12,609,366 and $12,593,008)	9,635,529	9,694,760

Cash and cash equivalents	2,151	24,859
Due from investment advisor	8,987	4,290
Other	173,855	188,794

TOTAL ASSETS	9,820,522	9,912,703

LIABILITIES
Mortgage loans payable—Note 7 (principal outstanding: $1,892,515 and $1,907,090)	1,882,479	1,858,110
Payable for securities transactions	—	49
Accrued real estate property level expenses	160,112	151,808
Security deposits held	22,980	22,822

TOTAL LIABILITIES	2,065,571	2,032,789

NET ASSETS
Accumulation Fund	7,522,890	7,636,115
Annuity Fund	232,061	243,799

TOTAL NET ASSETS	$7,754,951	$7,879,914

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 8 and 9	39,657	39,473

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 8	$189.70	$193.45

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
INVESTMENT INCOME
Real estate income, net:
Rental income	$212,645	$241,790

Real estate property level expenses and taxes:
Operating expenses	59,311	66,096
Real estate taxes	29,742	35,177
Interest expense	24,620	25,044

Total real estate property level expenses and taxes	113,673	126,317

Real estate income, net	98,972	115,473
Income from real estate joint ventures and limited partnerships	18,982	29,807
Interest	407	512

TOTAL INVESTMENT INCOME	118,361	145,792

Expenses—Note 2:
Investment advisory charges	10,886	9,868
Administrative and distribution charges	7,102	12,362
Mortality and expense risk charges	954	1,374
Liquidity guarantee charges	2,862	2,748

TOTAL EXPENSES	21,804	26,352

INVESTMENT INCOME, NET	96,557	119,440

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(1,238)	(16,878)
Real estate joint ventures and limited partnerships	(153,233)	—

Net realized loss on investments:	(154,471)	(16,878)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(189,439)	(892,748)
Real estate joint ventures and limited partnerships	120,474	(233,466)
Marketable securities	(20)	28
Mortgage loans receivable	186	(2,061)
Mortgage loans payable	(25,795)	70,688

Net change in unrealized depreciation on investments and mortgage loans payable	(94,594)	(1,057,559)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(249,065)	(1,074,437)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(152,508)	$(954,997)

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
FROM OPERATIONS
Investment income, net	96,557	119,440
Net realized loss on investments	(154,471)	(16,878)
Net change in unrealized depreciation on investments and mortgage loans payable	(94,594)	(1,057,559)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(152,508)	(954,997)

FROM PARTICIPANT TRANSACTIONS
Premiums	161,074	189,638
Purchase of Liquidity Units by TIAA	—	787,000
Net transfers to TIAA	(17,840)	(350,450)
Net transfers to CREF Accounts	(25,056)	(580,354)
Net transfers to TIAA-CREF Funds	(15,776)	(53,143)
Annuity and other periodic payments	(10,232)	(14,884)
Withdrawals and death benefits	(64,625)	(104,480)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	27,545	(126,673)

NET DECREASE IN NET ASSETS	(124,963)	(1,081,670)
NET ASSETS
Beginning of period	7,879,914	11,508,924

End of period	$7,754,951	$10,427,254

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(152,508)	$(954,997)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Capital improvements on real estate properties	(23,613)	(43,553)
Proceeds from sale of real estate properties	—	28,889
Purchases of long term investments	(2,060)	(158)
Proceeds from sale of long term investments	24,491	—
(Increase) decrease in other investments	(152,785)	36,491
Decrease in payable for securities transactions	(49)	(108)
Change in due from investment advisor	(4,697)	(15,277)
Decrease (increase) in other assets	13,936	(11,798)
(Decrease) increase in accrued real estate property level expenses	(765)	14,075
Increase (decrease) in security deposits held	158	(149)
Net realized loss on investments	154,471	16,878
Net change in unrealized depreciation on investments and mortgage loans payable	94,594	1,057,559

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(48,827)	127,852

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(1,426)	(864)
Premiums	161,074	189,638
Purchase of Liquidity Units by TIAA	—	787,000
Net transfers to TIAA	(17,840)	(350,450)
Net transfers to CREF Accounts	(25,056)	(580,354)
Net transfers to TIAA-CREF Funds	(15,776)	(53,143)
Annuity and other periodic payments	(10,232)	(14,884)
Withdrawals and death benefits	(64,625)	(104,480)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,119	(127,537)

NET (DECREASE) INCREASE IN CASH	(22,708)	315
CASH
Beginning of period	24,859	22,127

End of period	$2,151	$22,442

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$24,859	$25,890

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

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated for financial statement purposes. The Account also invests in mortgage loans receivable collateralized by commercial real estate properties. The Account also invests in publicly-traded securities and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America which may require the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the fair value presented. Actual results could differ significantly from those estimates.

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

An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

The Account has limited ownership interests in various private real estate funds (limited partnerships and one limited liability corporation) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as either income or return of capital, as determined by the management of the limited partnerships. Unrealized gains and losses are calculated based upon the net asset value of the limited partnership and recorded when the financial statements of the limited partnerships are received by the Account; however, as circumstances warrant, prior to the receipt of financial statements of the limited partnership, the Account will estimate the value of its interests in good faith and will from time to time seek input from the issuer or the sponsor of the investment vehicle. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments since the end of the prior valuation day (including short-term marketable securities); and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by the Account’s liabilities, including the daily investment management fee, administration and distribution fees and certain other expenses attributable to operating the Account.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of March 31, 2010.

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

The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) computing the Account’s daily unit value, (ii) maintaining accounting records and performing accounting services, (iii) receiving and allocating premiums, (iv) calculating and making annuity payments, (v) processing withdrawal requests, (vi) providing regulatory compliance and reporting services, (vii) maintaining the Account’s records of contract ownership and (viii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of March 31, 2010, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. Since December 2008 and through March 31, 2010, TIAA has paid an aggregate of $1.2 billion to purchase these Liquidity Units in multiple transactions.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2010, TIAA owned approximately 11.9% of the outstanding accumulation units of the Account.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide services to the Account on an at cost basis. See Note 8—Condensed Financial Information for details of the expense charge and expense ratio.

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2% of the Rental Income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.4%	17.3%	11.9%	1.2%	2.8%	57.6%
Apartment	2.5%	5.5%	5.3%	0.0%	0.0%	13.3%
Industrial	1.4%	6.6%	4.1%	1.4%	0.0%	13.5%
Retail	3.2%	0.9%	8.4%	0.5%	2.1%	15.1%
Storage Facilities	0.2%	0.1%	0.1%	0.1%	0.0%	0.5%

Total	31.7%	30.4%	29.8%	3.2%	4.9%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.

Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2010
Real estate properties	$—	$—	$7,280,352	$7,280,352
Real Estate joint ventures	—	—	1,248,562	1,248,562
Limited partnerships	—	—	204,960	204,960
Marketable securities:
Government Agency Notes	—	490,099	—	490,099
United States Treasury Bills	—	340,097	—	340,097
Mortgage loan receivable	—	—	71,459	71,459

Total Investments at March 31, 2010	$—	$830,196	$8,805,333	$9,635,529

Mortgage loans payable	$—	$—	$(1,882,479)	$(1,882,479)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Real estate properties	$—	$—	$7,437,344	$7,437,344
Real Estate joint ventures	—	—	1,314,603	1,314,603
Limited partnerships	—	—	200,273	200,273
Marketable securities:
Government Agency Notes	—	465,092	—	465,092
United States Treasury Bills	—	206,175	—	206,175
Mortgage loan receivable	—	—	71,273	71,273

Total Investments at December 31, 2009	$—	$671,267	$9,023,493	$9,694,760

Mortgage loans payable	$—	$—	$(1,858,110)	$(1,858,110)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and March 31, 2009 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2010:
Beginning balance January 1, 2010	$7,437,344	$1,314,603	$200,273	$71,273	$9,023,493	$(1,858,110)
Total realized and unrealized gains (losses) included in changes in net assets	(190,677)	(35,778)	3,019	186	(223,250)	(25,795)
Purchases, sales, issuances,and settlements(1)	33,685	(30,263)	1,668	—	5,090	1,426

Ending balance March 31, 2010	$7,280,352	$1,248,562	$204,960	$71,459	$8,805,333	$(1,882,479)

For the three months ended March 31, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,176,711	$286,485	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(909,626)	(174,185)	(59,281)	(2,062)	(1,145,154)	70,688
Purchases, sales, issuances,and settlements(1)	(29,604)	(8,049)	—	—	(37,653)	864

Ending balance March 31, 2009	$9,365,810	$1,994,477	$227,204	$69,705	$11,657,196	$(1,758,488)

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

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2010	$(189,439)	$(30,518)	$3,019	$186	$(216,752)	$(25,795)

For the three months ended March 31, 2009	$(909,375)	$(174,185)	$(59,281)	$(2,062)	$(1,144,903)	$70,688

Note 6—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At March 31, 2010, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at March 31, 2010 and December 31, 2009 was $1.2 billion and $1.3 billion, respectively. The Account’s most significant joint venture investment is the DDR TC LLC joint venture, which is the fifth largest investment in the Account as of March 31, 2010.

The Account’s share of the mortgage loans payable within the joint venture investments at fair value was approximately $1.5 and $1.8 billion at March 31, 2010 and December 31, 2009, respectively. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was approximately $1.7 and $2.0 billion at March 31, 2010 and December 31, 2009.

On February 26, 2010, the maturity date of a loan in the outstanding principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s joint venture with DDR was extended from 2010 to 2011. The maximum amount that may be drawn under this loan is $215 million.

A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	March 31, 2010	March 31, 2009	December 31, 2009
	(Unaudited)	(Unaudited)
Assets
Real estate properties, at fair value	$4,177,429	$5,492,750	$4,618,202
Other assets	92,115	85,283	89,569

Total assets	$4,269,544	$5,578,033	$4,707,771

Liabilities and Equity
Mortgage loans payable, at fair value	$2,167,374	$2,406,493	$2,526,666
Other liabilities	52,556	58,168	52,639

Total liabilities	2,219,930	2,464,661	2,579,305
Equity	2,049,614	3,113,372	2,128,466

Total liabilities and equity	$4,269,544	$5,578,033	$4,707,771

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Year Ended December 31, 2009
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$122,356	$132,902	$519,239
Expenses	76,870	82,307	317,428

Excess of revenues over expenses	$45,486	$50,595	$201,811

Subsequent to March 31, 2010, one of the properties within the DDR TC LLC joint venture (the “Venture”) defaulted on an interest payment in respect of a $7.35 million mortgage secured by such property. On April 30, 2010, the loan matured and the Venture did not make the required pay off on such date. Currently the managing member of the Venture is in negotiations with the lender regarding such defaults. These defaults on this non-recourse loan did not impact any of the other properties within the Venture, the Venture itself, or the Account.

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

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2010, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.27% to 18.46%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $205.0 million and $200.3 million at March 31, 2010 and December 31, 2009, respectively.

Note 7—Mortgage Loans Payable

At March 31, 2010, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(5)	Principal Amounts as of March 31, 2010	Maturity
		(Unaudited)
701 Brickell(1)(8)	2.24% paid monthly(6)	$126,000	October 1, 2010
Four Oaks Place(2)(8)	2.24% paid monthly(6)	200,000	October 1, 2010
Ontario Industrial Portfolio(3)	7.42% paid monthly	8,405	May 1, 2011
1 & 7 Westferry Circus(4)(8)	5.40% paid quarterly	203,606	November 15, 2012
Reserve at Sugarloaf(3)(8)	5.49% paid monthly	25,041	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(3)(8)	5.55% paid monthly	8,535	September 1, 2013
Wilshire Rodeo Plaza(8)	5.28% paid monthly	112,700	April 11, 2014
1401 H Street(3)(8)	5.97% paid monthly	114,653	December 7, 2014
The Colorado(3)(8)	5.65% paid monthly	86,246	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(3)(8)	5.95% paid monthly	41,380	December 1, 2015
Regents Court(3)(8)	5.76% paid monthly	35,349	December 1, 2015
The Caruth(3)(8)	5.71% paid monthly	41,349	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons(8)	5.08% paid monthly	35,000	January 1, 2036
Total Principal Outstanding		1,892,515
Fair Value Adjustment(7)		(10,036)
Total mortgage loans payable		$1,882,479

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

(4)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of March 31, 2010. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $29 million.

(5)	Interest rates are fixed, unless stated otherwise.

(6)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

(7)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 of these financial statements.

(8)

These properties are each owned by separate wholly owned subsidiaries of TIAA for the benefit of the Account. The assets and credit of each of these borrowing entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

Note 8—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Three Months Ended March 31, 2010

		Years Ended December 31,
		2009	2008	2007	2006
	(Unaudited)
Per Accumulation Unit data:
Rental income	$5.233	$22.649	$18.794	$17.975	$16.717
Real estate property level expenses and taxes	2.798	11.193	9.190	8.338	7.807

Real estate income, net	2.435	11.456	9.604	9.637	8.910
Other income	0.477	2.778	3.808	4.289	3.931

Total income	2.912	14.234	13.412	13.926	12.841
Expense charges(1)	0.537	2.280	2.937	2.554	1.671

Investment income, net	2.375	11.954	10.475	11.372	11.170
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(6.131)	(85.848)	(54.541)	26.389	22.530

Net (decrease) increase in Accumulation Unit Value	(3.756)	(73.894)	(44.066)	37.761	33.700
Accumulation Unit Value:
Beginning of period	193.454	267.348	311.414	273.653	239.953

End of period	$189.698	$193.454	$267.348	$311.414	$273.653

Total return	(1.94)%	(27.64)%	(14.15)%	13.80%	14.04%
Ratios to Average net Assets:
Expenses(1)	0.28%	1.01%	0.95%	0.87%	0.67%
Investment income, net	1.25%	5.29%	3.38%	3.88%	4.49%
Portfolio turnover rate:
Real estate properties	0.02%	0.75%	0.64%	5.59%	3.62%
Marketable securities	—	—	25.67%	13.03%	51.05%
Accumulation Units outstanding at end of period (in thousands)	39,657	39,473	41,542	55,106	50,146
Net assets end of period (in thousands)	$7,754,951	$7,879,914	$11,508,924	$17,660,537	$14,132,693

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to Average net Assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2010 would be $3.335 ($13.473, $12.127, $10.892, and $9.478, for the years ended December 31, 2009, 2008, 2007 and 2006, respectively), and the Ratio of Expenses to Average Net Assets for the three months ended March 31, 2010 would be 1.75% (5.96%, 3.91%, 3.71%, and 3.81% for the years ended December 31, 2009, 2008, 2007, and 2006, respectively).

Note 9—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
	(Unaudited)
Outstanding:
Beginning of period	39,473	41,542
Credited for premiums	847	3,141
Credited for Purchase of units by TIAA (see Note 3)	—	4,139
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	(663)	(9,349)

End of period	39,657	39,473

Note 10—Commitments and Subsequent Events

As of March 31, 2010, the Account had outstanding commitments to purchase interests in four of its limited partnership with approximately $40.5 million remaining to be funded under these commitments, which could be called in full or in part by the limited partnership at any time.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Other than the defaults on the debt within the DDR TC LLC joint venture as discussed in Note 6, there are no material subsequent events.

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties and subsequent to March 31, 2010, no properties were purchased or sold.

Note 11—New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends guidance related to the identification of a variable interest entity, variable interests, the primary beneficiary, and expands required note disclosures to provide greater transparency to the users of financial statements. In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the Codification with the guidance contained in SFAS No. 167. In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” which defers the applicability of ASU No. 2009-17 in certain instances. These standards were effective on January 1, 2010 and did not result in a significant impact to the Account’s financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to transfers in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity is effective January 1, 2011. All other new or amended disclosure requirements were effective January 1, 2010 for the Account and are reflected in the notes to the financial statements. These changes did not impact the Account’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends Topic 855, “Subsequent Events” by not requiring a reporting entity that files financial statements with the Securities and Exchange Commission (“SEC filers”), or a conduit bond obligor to disclose the date through which subsequent events are evaluated. This ASU is effective for SEC filers upon issuance of the final ASU. The Account has adopted this revision as of December 31, 2009.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—75.55% and 76.71%

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Alabama:
Inverness Center	Office	$90,244		$90,315
Arizona:
Camelback Center	Office	30,974		37,774
Kierland Apartment Portfolio	Apartments	76,471		78,060
Phoenix Apartment Portfolio	Apartments	21,157		21,767
California:
3 Hutton Centre Drive	Office	26,307		28,752
50 Fremont Street	Office	287,518	(1)	284,283	(1)
88 Kearny Street	Office	57,027		61,600
275 Battery Street	Office	155,057		164,390
Rancho Cucamonga Industrial Portfolio	Industrial	69,100		57,327
Centerside I	Office	27,102		27,012
Centre Pointe and Valley View	Industrial	20,000		18,929
Great West Industrial Portfolio	Industrial	64,900		65,000
Larkspur Courts	Apartments	48,062		50,111
Northern CA RA Industrial Portfolio	Industrial	39,595		42,437
Ontario Industrial Portfolio	Industrial	169,000	(1)	167,998	(1)
Pacific Plaza	Office	56,543	(1)	60,075	(1)
Regents Court	Apartments	52,007	(1)	50,505	(1)
Southern CA RA Industrial Portfolio	Industrial	70,536		75,817
The Legacy at Westwood	Apartments	74,577	(1)	77,836	(1)
Wellpoint	Office	37,400		37,400
Westcreek	Apartments	21,728		23,061
West Lake North Business Park	Office	33,002		32,407
Westwood Marketplace	Retail	77,000		77,077
Wilshire Rodeo Plaza	Office	142,550	(1)	151,209	(1)
Colorado:
Palomino Park	Apartments	142,710		143,907
The Lodge at Willow Creek	Apartments	33,708		31,624
Connecticut:
Ten & Twenty Westport Road	Office	122,400		126,860
Florida:
701 Brickell Avenue	Office	188,981	(1)	198,630	(1)
North 40 Office Complex	Office	35,187		33,969
Plantation Grove	Retail	9,270		9,600
Pointe on Tampa Bay	Office	31,197		35,060
Publix at Weston Commons	Retail	38,109	(1)	38,100	(1)
Quiet Waters at Coquina Lakes	Apartments	19,321		19,918
Seneca Industrial Park	Industrial	55,254		62,341
South Florida Apartment Portfolio	Apartments	48,300		48,366
Suncrest Village Shopping Center	Retail	12,300		12,329
The Fairways of Carolina	Apartments	18,414		18,628
Urban Centre	Office	79,045		80,282

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
France:
Printemps de L’Homme	Retail	$182,134		$200,995
Georgia:
Atlanta Industrial Portfolio	Industrial	38,320		39,519
Glenridge Walk	Apartments	30,814		30,326
Reserve at Sugarloaf	Apartments	38,002	(1)	37,710	(1)
Shawnee Ridge Industrial Portfolio	Industrial	51,500		52,219
Windsor at Lenox Park	Apartments	46,220		48,223
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	48,200		48,304
Chicago Industrial Portfolio	Industrial	57,459		60,908
Oak Brook Regency Towers	Office	60,013		64,265
Parkview Plaza	Office	42,719		44,360
Maryland:
Broadlands Business Park	Industrial	23,700		23,600
GE Appliance East Coast Distribution Facility	Industrial	28,100		28,900
Massachusetts:
99 High Street	Office	250,388	(1)	253,557	(1)
Needham Corporate Center	Office	16,300		16,196
Northeast RA Industrial Portfolio	Industrial	24,100		24,845
The Newbry	Office	223,628		230,375
Minnesota:
Champlin Marketplace	Retail	13,500		13,801
Nevada:
Fernley Distribution Facility	Industrial	7,600		7,600
New Jersey:
Konica Photo Imaging Headquarters	Industrial	14,300		15,100
Marketfair	Retail	64,180		65,594
Morris Corporate Center III	Office	67,046		66,478
Plainsboro Plaza	Retail	26,777		26,962
South River Road Industrial	Industrial	29,000		28,656
New York:
780 Third Avenue	Office	246,233		240,077
The Colorado	Apartments	103,983	(1)	110,144	(1)
Pennsylvania:
Lincoln Woods	Apartments	26,846		28,728
Tennessee:
Airways Distribution Center	Industrial	12,800		12,600
Summit Distribution Center	Industrial	11,800		12,300
Texas:
Dallas Industrial Portfolio	Industrial	122,864		125,275
Four Oaks Place	Office	365,423	(1)	409,027	(1)

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Texas: (continued)
Houston Apartment Portfolio	Apartments	$168,762		$179,717
Lincoln Centre	Office	195,988	(1)	202,029	(1)
Pinnacle Industrial Portfolio	Industrial	32,512		34,148
South Frisco Village	Retail	27,115	(1)	26,900	(1)
The Caruth	Apartments	49,538	(1)	49,641	(1)
The Maroneal	Apartments	32,637		32,179
United Kingdom:
1 & 7 Westferry Circus	Office	238,443	(1)	239,036	(1)
Virginia:
8270 Greensboro Drive	Office	33,900		34,200
Ashford Meadows Apartments	Apartments	79,313		71,105
One Virginia Square	Office	43,808		40,503
The Ellipse at Ballston	Office	66,320		65,505
Washington:
Creeksides at Centerpoint	Office	16,564		18,724
Fourth and Madison	Office	285,000	(1)	295,000	(1)
Millennium Corporate Park	Office	115,972		116,548
Northwest RA Industrial Portfolio	Industrial	15,800		17,800
Rainier Corporate Park	Industrial	59,092		65,277
Regal Logistics Campus	Industrial	46,300		47,955
Washington DC:
1001 Pennsylvania Avenue	Office	502,223	(1)	480,622	(1)
1401 H Street, NW	Office	147,079	(1)	143,555	(1)
1900 K Street, NW	Office	207,040		204,000
Mazza Gallerie	Retail	60,944		65,500

TOTAL REAL ESTATE PROPERTIES
(Cost $9,441,661 and $9,408,978)		$7,280,352		$7,437,344

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.09% and 15.63%
REAL ESTATE JOINT VENTURES—12.96% and 13.56%

Location/Description	Fair Value
	2010		2009
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$140,487	(2)	$133,227	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	62,926		66,435
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	251,148	(2)	252,432	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	148,425		162,204
West Dade Associates
Miami International Mall (50% Account Interest)	76,081	(2)	76,856	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	31,171		30,952
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	131,217		129,922
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	32,263	(2)	37,262	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	26,046		26,275
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	268,371	(2,3)	312,182	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	42,629	(2,3)	46,269	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	37,798	(2,3)	40,587	(2,3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $1,965,074 and $2,142,016)	1,248,562		1,314,603

LIMITED PARTNERSHIPS—2.13% and 2.07%
Cobalt Industrial REIT (10.998% Account Interest)	18,463		20,341
Colony Realty Partners LP (5.27% Account Interest)	13,300		12,123
Heitman Value Partners Fund (8.43% Account Interest)	14,959		13,736
Lion Gables Apartment Fund (18.46% Account Interest)	148,501		142,999
MONY/Transwestern Mezz RP II (16.67% Account Interest)	8,139		9,267
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	1,598		1,807

TOTAL LIMITED PARTNERSHIPS
(Cost $297,446 and $295,779)	204,960		200,273

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,262,520 and $2,437,795)	1,453,522		1,514,876

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

MARKETABLE SECURITIES—8.62% and 6.93%
GOVERNMENT AGENCY NOTES—5.09% and 4.80%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$4,700	Fannie Mae Discount Notes	0.041%	1/13/10	$—	$4,700
—	25,000	Fannie Mae Discount Notes	0.091%	1/19/10	—	25,000
—	49,300	Fannie Mae Discount Notes	0.020%	1/27/10	—	49,299
—	25,000	Fannie Mae Discount Notes	0.051%	2/4/10	—	24,999
—	20,000	Fannie Mae Discount Notes	0.091%	2/8/10	—	19,999
—	18,873	Fannie Mae Discount Notes	0.071%	2/16/10	—	18,872
—	10,000	Fannie Mae Discount Notes	0.101%	3/1/10	—	9,999
31,800	—	Fannie Mae Discount Notes	0.091%	4/21/10	31,799	—
17,470	17,470	Fannie Mae Discount Notes	0.167%	5/5/10	17,469	17,463
21,200	—	Fannie Mae Discount Notes	0.152%	5/26/10	21,197	—
12,900	—	Fannie Mae Discount Notes	0.188%	6/14/10	12,897	—
22,333	—	Fannie Mae Discount Notes	0.173%	7/14/10	22,322	—
30,530	—	Fannie Mae Discount Notes	0.208%	8/11/10	30,506	—
—	10,990	Federal Home Loan Bank Discount Notes	0.001%	1/4/10	—	10,990
—	4,419	Federal Home Loan Bank Discount Notes	0.041%	1/13/10	—	4,419
—	44,000	Federal Home Loan Bank Discount Notes	0.081%	1/15/10	—	44,000
—	25,300	Federal Home Loan Bank Discount Notes	0.071%	1/22/10	—	25,300
—	41,200	Federal Home Loan Bank Discount Notes	0.051%	2/24/10	—	41,200
—	15,770	Federal Home Loan Bank Discount Notes	0.081%	3/5/10	—	15,770
16,900	—	Federal Home Loan Bank Discount Notes	0.122%	4/7/10	16,900	—
15,400	—	Federal Home Loan Bank Discount Notes	0.122%	4/8/10	15,400	—
34,510	—	Federal Home Loan Bank Discount Notes	0.122%	4/14/10	34,509	—
18,520	—	Federal Home Loan Bank Discount Notes	0.132%	4/16/10	18,520	—
56,590	—	Federal Home Loan Bank Discount Notes	0.101%-0.132%	4/23/10	56,588	—
50,000	—	Federal Home Loan Bank Discount Notes	0.142%	4/30/10	49,998	—
28,300	—	Federal Home Loan Bank Discount Notes	0.152%	5/19/10	28,297	—
18,600	—	Federal Home Loan Bank Discount Notes	0.152%	5/21/10	18,598	—
—	10,000	Freddie Mac Discount Notes	0.091%	1/20/10	—	10,000
—	50,541	Freddie Mac Discount Notes	0.041%-0.076%	1/25/10	—	50,540
—	11,800	Freddie Mac Discount Notes	0.051%	2/2/10	—	11,800
—	47,000	Freddie Mac Discount Notes	0.030%	2/16/10	—	46,998
—	19,010	Freddie Mac Discount Notes	0.132%	2/26/10	—	19,009
—	5,736	Freddie Mac Discount Notes	0.081%	3/1/10	—	5,736
—	9,000	Freddie Mac Discount Notes	0.071%	3/8/10	—	8,999
37,000	—	Freddie Mac Discount Notes	0.091%-0.122%	4/19/10	36,999	—
21,500	—	Freddie Mac Discount Notes	0.106%	4/26/10	21,499	—
21,640	—	Freddie Mac Discount Notes	0.132%	5/5/10	21,638	—
25,000	—	Freddie Mac Discount Notes	0.147%	5/24/10	24,997	—
9,968	—	Freddie Mac Discount Notes	0.152%	6/1/10	9,966	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $490,077 and $465,072)					$490,099	$465,092

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
March 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

UNITED STATES TREASURY BILLS—3.53% and 2.13%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$24,515	United States Treasury Bills	0.066%-0.152%	2/25/10	$—	$24,514
47,200	47,200	United States Treasury Bills	0.137%-0.162%	4/22/10	47,196	47,189
25,000	—	United States Treasury Bills	0.127%	4/29/10	24,997	—
52,530	52,530	United States Treasury Bills	0.122%-0.147%	5/13/10	52,521	52,506
62,015	62,015	United States Treasury Bills	0.127%-0.147%	5/20/10	62,003	61,981
20,000	20,000	United States Treasury Bills	0.137%	5/27/10	19,996	19,985
12,300	—	United States Treasury Bills	0.164%	7/29/10	12,294	—
17,600	—	United States Treasury Bills	0.173%-0.193%	8/12/10	17,588	—
21,545	—	United States Treasury Bills	0.184%	8/19/10	21,529	—
82,040	—	United States Treasury Bills	0.167%-0.188%	8/26/10	81,973	—
TOTAL UNITED STATES TREASURY BILLS (Cost $340,108 and $206,163)					340,097	206,175
TOTAL MARKETABLE SECURITIES (Cost $830,185 and $671,235)					830,196	671,267
MORTGAGE LOAN RECEIVABLE—0.74% and 0.73%

		Borrower	Current Rate(5)	Maturity Date

75,000	75,000	Klingle Corporation	1.030%	7/10/11	71,459	71,273
TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000 and $75,000)					71,459	71,273
TOTAL INVESTMENTS (Cost $12,609,366 and $12,593,008)					$9,635,529	$9,694,760

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represents the interest rate on this investment at March 31, 2010. At December 31, 2009, the interest rate on this investment was 1.04%.

See notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Account operates, general economic conditions and the strength of the capital and credit markets, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•

Acquiring and Owning Real Estate: The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism and acts of violence);

•

Selling Real Estate: The risk that the sales price of a property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the lack of availability of financing (for potential purchasers of the Account’s properties), disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;

•

Valuation: The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects, the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

•

Borrowing: Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk associated with high loan to value ratios on the Account’s properties (including the fact that the Account may have limited, or no net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•

Participant Transactions: Investment risk associated with participant transactions, including the fact that significant net participant transfers out of the Account may impair its ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account or that significant net participant transfers into the Account may take time to invest in attractive investment opportunities;

•

Joint Venture Investments: The risks associated with joint venture partnerships, including the risk that a co-venturer may have interests or goals inconsistent with that of the Account, that a co-venturer may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

•	Regulatory Matters: Uncertainties associated with environmental and other regulatory matters;

•

Foreign Investments: The risks associated with purchasing, owning and disposing foreign investments (primarily real estate properties), including political risk and the risk associated with currency fluctuations;

•

Conflicts of Interests: Conflicts of interest associated with TIAA serving as investment manager of the Account and provider of the liquidity guarantee at the same time as TIAA and its affiliates are serving as an investment manager to other real estate accounts or funds, including conflicts associated with satisfying its fiduciary duties to all such accounts and funds associated with purchasing, selling and leasing of properties;

•

Required Property Sales: The risk that, if TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee, the independent fiduciary could require the sales of properties to reduce TIAA’s ownership interest, which sales could occur at times and at prices that depress the sale proceeds to the Account;

•

Liquid Assets and Securities: Risks associated with investments in liquid assets or investment securities (which could include, from time to time, corporate bonds, REIT securities and CMBS), including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk; and

•	Other factors, including the risk factors discussed in “Item 1A. Risk Factors” in the Form 10-K.

More detailed discussions of certain of those risk factors are also contained in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

ABOUT THE TIAA REAL ESTATE ACCOUNT

The TIAA Real Estate Account was established in February 1995 as a separate account of TIAA and interests in the Account were first offered to eligible participants on October 2, 1995. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

Investment Objective and Strategy

The Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account will also invest in publicly traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties or cover other expense needs.

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail, and multi-family residential properties. The Account can also invest in real estate or real estate-related investments through joint ventures, real estate partnerships or common or preferred stock or other equity securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate), including real estate investment trusts (“REITs”). To a limited extent, the Account can also invest in conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments. Under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its invested assets in commercial mortgage loans (of all types), and up to 10% of its invested assets in CMBS. The Account from time to time will also make foreign real estate investments, which, together with foreign real estate related and foreign liquid investments, are expected to comprise no more than 25% of the Account’s total assets.

Non Real Estate-Related Investments. The Account will invest the remaining portion of its assets (intended to be between 15% and 25% of its net assets) in liquid investments; namely, securities issued by U.S. government agencies or U.S. government sponsored entities, corporate debt securities, money market instruments and, at times, stock of companies that do not primarily own or manage real estate. There will be periods of time (including since late 2008) during which the Account’s liquid investments will comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows. Alternatively, in some circumstances, the portion of the Account’s net assets invested in liquid investments may exceed 25%. This could happen, for example, if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, and/or the Account anticipates more near-term cash needs.

FIRST QUARTER 2010 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The TIAA Real Estate Account (the “Account”) invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in either single-family residential real estate or residential mortgage-backed securities.

The U.S. economy continued to improve during the first quarter of 2010. While the National Bureau of Economic Research (“NBER”) has not yet announced that the recession has ended, most economists believe that the recession ended during the second half of 2009. Once it has officially ended, the so-called “Great Recession” will have been the longest and deepest economic downturn since the Great Depression. As evidence of the recovery, the advanced estimate for Gross Domestic Product (“GDP”) in the first quarter of 2010 was an increase of 3.2%, which marked the third consecutive quarter of GDP growth. GDP growth was well below the 5.6% gain recorded during the fourth quarter of 2009, but the rate of growth in the fourth quarter was not sustainable, and was attributable in large part to the effects of the fiscal stimulus. More modest GDP growth is expected in the coming quarters as the effects of fiscal stimulus wane. In addition to GDP growth, there are indications that the labor market has started to recover. While the recovery of the job market currently lags that of overall economic activity, modest job growth has been recorded in recent months. With broad economic indicators continuing to show improvement, it appears that monetary and fiscal policy enacted during the depths of the recession helped lead the economy out of recession and provided a solid foundation for consumers and businesses to build upon in 2010-2011.

During the first quarter of 2010, the Federal Reserve began to unwind some of the policy measures enacted during the recession. For example, the Federal Reserve Bank ended its purchases of Fannie-Mae and Freddie-Mac debt and securities, which had provided support to the housing market. While mortgage interest rates have been drifting upwards, rates remain attractive and near historic lows. The Federal Reserve also ended nearly all of the special liquidity programs that were enacted to stimulate credit flows during the credit crunch, as it now believes that financial market conditions have become supportive of economic growth. Even with these positive developments, the economy remains fragile and the recovery has been anemic. To keep the recovery on track, members of the Federal Open Market Committee (“FOMC”) reaffirmed their commitment at the March 16, 2010 meeting to keep “exceptionally low levels of the federal funds rate for an extended period.” In addition to low interest rates, fiscal stimulus remains an option if the recovery stalls. As of April 2010, $219 billion of the $787 billion economic stimulus package had been disbursed and another $160 billion committed for funding which leaves $408 billion of available funds.

With improvements in the economy and capital markets conditions, equity markets across the globe have rebounded strongly. The Dow Jones Industrial Average (“DJI”) approached 11,000 during the first quarter of 2010 and broke through that mark in early April. The DJI was last at this level in September 2008. During the first quarter of 2010, the DJI gained 4.1% and the broader S&P 500 added 4.9%. The DJI and S&P 500 are now 66% and 72%, respectively, above their recessionary lows. The improvement in economic conditions has pushed the 10-year Treasury yields up close to 4.00% as investors began to anticipate that the Federal Reserve would start to raise interest rates as well as to seek out higher returns. After being dormant for virtually all of 2009, CMBS issuance began to pick up during the fourth quarter of 2009, and gained further ground during the first quarter of 2010. Most of this issuance occurred without the support of the Federal Reserve’s Term Asset-Backed Securities Loan Facility program, which is indicative of increased investor interest in real estate and securitized investments. By comparison, credit availability for consumers and businesses remained tight as banks are focused on restoring their balance sheets and profits.

Despite the improvement in key economic indicators, downside risks remain. In particular, housing market conditions were still weak for most of the quarter, notwithstanding the availability of the tax credits for first-time home buyers and historically low mortgage interest rates. Whether the recent stabilization of home prices and some improvement in monthly home sales are a temporary benefit from the tax credit program, or the start of a lasting recovery, it is not yet evident. Similarly, both job growth and consumer spending have shown signs of reviving, but they remain weak relative to historic norms. Finally, the Federal Reserve has proven remarkably adept during the crisis, but there is little room to maneuver if the economy were to experience a “double-dip.” Fortunately, inflation risks appear minimal, providing some leeway for the Federal Reserve to keep interest rates low until the recovery is firmly entrenched.

Key economic indicators are summarized in the table below. Of note are the recent improvements in the job market as the nation recorded its first quarter of job growth since the fourth quarter of 2007. During the first quarter of 2010, jobs were added in two of the three months of the quarter, including an estimated 162,000 jobs during March. March job gains were also widespread, with payrolls in industries such as retail, construction and manufacturing expanding. Government payrolls grew as well, as the Census Bureau hired temporary workers in preparation for the 2010 Census. In addition, payrolls of temporary help firms grew for the sixth consecutive month, which is a notable trend since businesses often hire temporary employees prior to hiring them on a full-time basis. Economic output, as measured by GDP, expanded by 3.2% in the first quarter of 2010. While well short of 5.6% gain in the fourth quarter of 2009, growth of 3.2% was nonetheless encouraging as it was driven not just by the slowdown in inventory reduction, but also by growth in consumer spending.

Economic Indicators*

	2009	2009Q1	2009Q2	2009Q3	2009Q4	2010Q1	Forecasted		2008
							2010	2011
Economy(1)
GDP	-2.4%	-6.4%	-0.7%	2.2%	5.6%	3.2%	3.0%	4.0%	0.4%
Employment Growth (Thousands)	-4,740	-2,258	-1,430	-783	-269	162	1,176	3,000	-3,623
Interest Rates(2)
10 Year Treasury	3.26%	2.74%	3.31%	3.52%	3.46%	3.72%	4.00%	4.60%	3.66%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Economy.com.

*	Data subject to revision

(1)	GDP growth rates are annual rates; employment numbers are quarterly changes.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other economic indicators, such as those summarized in the table below, point to the downside risks that remain. For example, while the unemployment rate has stabilized, it continues to be at a historically high level. High unemployment, in turn, weighs on consumer confidence, which is at historically low levels. Still, it appeared that consumers have started spending again, though recent sales gains were in part due to comparisons with very weak sales recorded in early 2009. For most retailers, sales have a long way to go before they approach the levels seen before the start of the recession. After receiving a temporary boost from the tax credits available to first-time home buyers, both existing and new home sales dropped through most of the first quarter of 2010. Poor weather was partly responsible for the decline in construction, and while sales activity increased sharply in March, as prospective buyers rush to take advantage of available tax credits which will expire this spring. Many economists question whether the momentum will continue after expiration of the tax credit program on April 30, 2010.

Broad Economic Indicators*

Index 1985=100	Full Year		January 2010	February 2010	March 2010
	2008	2009
Consumer Confidence	58.0	45.2	56.5	46.4	52.5
% Change(1)
Inflation (Consumer Price Index)	3.8%	-0.4%	0.2%	0.0%	0.1%
Retail Sales (excl. auto, parts & gas)	1.6%	-1.9%	0.6%	1.1%	0.7%
Existing Home Sales	-13.1%	4.9%	-7.2%	-0.8%	6.8%
New Home Sales	-37.5%	-22.9%	-4.2%	-4.1%	26.9%
Single-family Housing Starts	-40.5%	-28.4%	5.4%	5.7%	-0.9%
Unemployment Rate	5.8%	9.3%	9.7%	9.7%	9.7%

*	Data subject to revision

(1)	Monthly figures represent change from the preceding month.

Annual inflation is calculated as the year over year percent change in the unadjusted annual average. Unemployment rates are the annual average.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics

The Federal Reserve Bank’s April 2010 Beige Book, which reported on regional economic conditions in the twelve Federal Reserve Districts (“Districts”) through April 5, 2010 generally characterized economic activity as having improved somewhat. Manufacturing activity, as measured by orders, shipments or production, increased in nearly every District. While labor market conditions were still characterized as weak, there was hiring in some Districts, particularly for temporary workers. Hiring among financial firms in New York had not yet improved, however. Because the labor market remained weak, there was no upward pressure on wages in any Districts. Retail prices remained stable too, even though retail sales were generally noted to have strengthened. Lending activity in the Districts was mixed. Overall loan volume generally decreased, and banks continued to tighten lending standards for commercial mortgages. Similarly, businesses in some Districts noted continued difficulty in securing credit.

Housing activity was noted to have improved modestly across most Districts, although from very low levels. However, some concern was expressed that the improvement was temporary and may fade following the expiration of the tax credit program. By comparison, there was virtually no improvement in commercial real estate activity in most Districts. Downward pressure on rents resulting from lease concessions being offered by landlords was noted in several Districts, while contacts in other Districts noted that leasing activity generally stemmed from renewals, rather than demand for new space. Construction activity likewise remained weak.

Economists’ views about the prospects for 2010 and 2011 were largely unchanged during the first quarter of 2010. Although the impacts from fiscal policy will likely wane over the balance of 2010 and into 2011, most economists believe that the foundation for a sustainable recovery has been established. The consensus forecast of economists surveyed as part of the April 2010 Blue Chip Economic Indicators publication call for GDP growth of 3.1% over the course of 2010. As consumer and business balance sheets strengthen during the year, spending and hiring are expected to start growing again and thereby establish the conditions for additional gains in 2011. Staff and members of the Federal Reserve’s Open Market Committee (“FOMC”) have similar expectations. Following their mid-March meeting, FOMC staff members “.  .  .  continued to anticipate a moderate pace of economic recovery over the next two years.  .  .” While the FOMC cautioned that the housing market presents a downside risk to growth, businesses and consumers appear to be making strides towards a more normalized level of economic activity.

Real Estate Market Conditions and Outlook

(Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended March 31, 2010 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy data based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

Preliminary data from Real Capital Analytics (“RCA”), a frequently cited source of commercial real estate transactions data, indicate that $14.1 billion traded hands during the first quarter of 2010, 45% above the first quarter of 2009, which marked the low point in commercial real estate transaction activity. While first quarter 2010 sales were somewhat below the $18.7 billion from fourth quarter of 2009, fourth quarter volumes were inflated by a surge of end-of-year sales which is a common pattern. According to RCA, activity in the first quarter of 2010 was largely driven by sales of core assets. Still, the number of distressed properties continued to increase, particularly in the office and industrial sectors. The increase in distressed properties is a function of rising vacancy rates and declining rents which have negatively impacted property cash flows. Following three consecutive months of increases, the Moody’s/REAL Commercial Property Price Index (“CPPI”) declined 2.6% in February 2010 (the most recent data available). Commercial property prices are 25.8% below those in February of 2009 and 41.6% below peak 2007 pricing. Property prices in the nation’s top metro areas had initially held up better than the national average, but they are now lagging national trends in the apartment and industrial sectors.

	National	Top 10 MSAs*
	4Q08-4Q09	4Q08-4Q09
All Property Types
Apartments	-20.4%	-24.4%
Industrial	-23.2%	-27.3%
Office	-19.8%	-14.6%
Retail	-19.0%	-18.4%

*	Based on the total value of property sold in Metropolitan Statistical Area (“MSA”)

Source: Moody’s/REAL CPPI, Real Capital Analytics

First quarter 2010 data from the National Council of Real Estate Investment Fiduciaries (“NCREIF”) provide additional evidence in support of the recent price increases that had been shown by the CPPI. The NCREIF Property Index (“NPI”) showed the first positive quarter total return (0.76%) since the second quarter of 2008. The appreciation, or property value, component was still negative for the quarter, but only marginally at -0.90%. This was offset by a 1.66% income return.

Commercial real estate market conditions, which typically lag trends in the overall economy, have not yet benefited from the recent improvement in economic conditions. For example, vacancy rates continue to rise, though at a much more moderate pace compared to recent quarters. Nonetheless, downward pressure on rents will remain as long as the amount of vacant space continues to increase. Despite indications that property prices are nearing bottom, sales activity remains depressed and must increase substantially before property prices stabilize. Three consecutive quarters of GDP growth is another potential catalyst for property prices as investors factor an imminent recovery into their underwriting. At a fundamental level, the tentative gains in the labor market bode well for future space demand by the nation’s businesses, though the leasing cycle tends to lag hiring. Data for five key markets in which the Account had exposure as of March 31, 2010 are provided below. The top five markets (by fair value) represent 41% of the Account’s total real estate portfolio and occupancies of the properties owned by the Account in each market remained near or above 90% leased overall.

Metropolitan Area	Percent Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	95.6%	9	13.7%	12.1%
Boston-Quincy MA	91.2%	5	7.6%	6.7%
Los Angeles-Long Beach-Glendale CA	89.6%	8	7.0%	6.2%
Houston-Bay Town-Sugar Land TX	94.8%	3	6.7%	5.9%
San Francisco-San Mateo-Redwood City CA	94.7%	4	6.4%	5.7%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

Demand for office space is highly dependent upon job creation in the financial and professional and business services sectors. During the first quarter of 2010, weakness in the financial services sector was still evident. A total of 58,000 jobs were lost in the first quarter of 2010 as compared to 26,000 jobs lost in the fourth quarter of 2009. Over the course of the recession, more than 600,000 financial services jobs disappeared nationwide. By comparison, the professional and business services sector added 74,000 jobs during the first quarter of 2010, as compared to a gain of 139,000 jobs in the fourth quarter of 2009. Increases in temporary employment have been driving the expansion of the professional and business services sector, which is often a leading indicator of permanent hiring. Even with the growth in the professional and businesses services sector, national office market conditions deteriorated further in the first quarter of 2010. According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national vacancy rate rose to 16.6% in the first quarter of 2010 from 16.3% in the fourth quarter of 2009. Vacancies rose in most markets tracked by CBRE-EA. One notable exception was Washington D.C., which is the Account’s top office market. In Washington, D.C., vacancy rates were down slightly, which was “probably” due to continued federal government spending and hiring. Elsewhere, vacancy rates increased in metro areas which are particularly dependent on the financial services sector such as Boston and San Francisco. In Seattle and Houston, construction was the primary culprit. Reflective of overall market conditions, the Account’s office vacancy rate similarly increased to an average of 11.3% in the first quarter of 2010, up from 10.5% in the fourth quarter of 2009. However, the vacancy rate of the Account’s properties in its top markets declined and are below their respective market averages. The table below compares the average vacancy rate of the Account’s office properties to their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*
Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q4	2010Q1	2009Q4	2010Q1
Office	National			10.5%	11.3%	16.3%	16.6%
1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,026.4	10.7%	6.9%	5.4%	14.1%	13.9%
2	Boston-Quincy MA	$621.5	6.5%	9.6%	9.2%	13.1%	13.3%
3	San Francisco-San Mateo- Redwood City CA	$499.6	5.2%	6.3%	5.6%	14.4%	14.7%
4	Seattle-Bellevue-Everett WA	$417.5	4.3%	9.7%	8.8%	16.7%	17.2%
5	Houston-Bay Town- Sugar Land TX	$365.4	3.7%	6.0%	5.4%	15.8%	16.3%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Industrial

Industrial market conditions are driven to a large degree by macroeconomic factors such as GDP growth, industrial production, international trade and employment growth in industries such as transportation and warehousing and wholesale trade. Relevant indicators are largely positive as GDP has grown for three consecutive quarters and industrial production continues to expand. Even with the improvement in macroeconomic conditions, industrial availability rates have yet to benefit and are still increasing, albeit only marginally in recent quarters. According to CBRE-EA, the industrial availability rate averaged 14.0% in the first quarter of 2010 as compared to 13.9% in the fourth quarter of 2009. By comparison, the Account’s overall vacancy rate declined to 13.0% in the first quarter of 2010 from 13.6% in the fourth quarter of 2009. It should be noted that industrial tenants frequently lease large amounts of space and often entire buildings. As a result, the vacancy rate of the Account’s industrial properties and those in its major markets can change significantly from quarter to quarter depending upon the departure or addition of a large tenant. However, rents paid by industrial tenants tend to be much lower than those of other property types such that fluctuations in the occupancy rate of the Account’s industrial portfolio has less of an impact on the Account’s total revenues. As reported by CBRE-EA, availability rates were either stable or declined in three of the

Account’s top markets. Availability rates increased in Atlanta and Dallas, but the Account’s properties in those markets remained well-leased. In the Riverside-San Bernardino-Ontario CA metropolitan area, which is the Account’s top market, the vacancy rate of the Account’s properties dropped sharply in the first quarter of 2010 due to the leasing of a large vacant space. Conversely, the average vacancy rate for the Account’s properties in the Los Angeles metropolitan area increased, though only modestly. The table below compares availability rates in the Account’s top industrial markets to their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Availability*
Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q4	2010Q1	2009Q4	2010Q1
Industrial	National			13.6%	13.0%	13.9%	14.0%
1	Riverside-San Bernardino-Ontario CA	$303.0	3.1%	21.1%	16.2%	15.8%	15.9%
2	Dallas-Plano-Irving TX	$155.4	1.6%	6.4%	4.8%	16.1%	16.6%
3	Chicago-Naperville-Joliet IL	$105.7	1.1%	0.9%	2.6%	15.0%	14.8%
4	Los Angeles-Long Beach- Glendale CA	$90.5	0.9%	11.5%	12.0%	8.2%	8.1%
5	Atlanta-Sandy Springs- Marietta GA	$89.8	0.9%	3.0%	2.8%	17.7%	18.0%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Apartment market conditions improved during the first quarter of 2010. According to CBRE-EA, the national vacancy rate fell to 6.6% during the first quarter of 2010 as compared to 7.3% during the first quarter of 2009. (A year-over-year comparison better accounts for the seasonal leasing patterns inherent in the apartment market.) Persistently high unemployment may make further declines in the vacancy rate more difficult in the future, but for now, rent discounts helped spur demand in a number of markets. The Account’s apartment properties reflected national trends as the vacancy rate declined to an average of 3.8% in the first quarter of 2010 from 4.5% in the fourth quarter of 2009. Per CBRE-EA, vacancy rates declined in Atlanta and Phoenix, two of the Account’s top markets that have experienced persistently high vacancy rates. Vacancy rates for the Account in New York remained below the national average. The Account’s properties in its top markets all experienced vacancy declines in the first quarter of 2010. In fact, the Account’s single apartment property in New York is now fully leased. The table below compares the average vacancy rate of the Account’s apartment properties to their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*
Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2009Q4	2010Q1	2009Q4	2010Q1
Apartment	National			4.5%	3.8%	7.4%	6.6%
1	Houston-Bay Town- Sugar Land TX	$201.4	2.1%	7.4%	5.0%	10.3%	10.3%
2	Denver-Aurora CO	$176.4	1.8%	3.8%	3.1%	7.2%	5.5%
3	Atlanta-Sandy Springs- Marietta GA	$115.0	1.2%	2.8%	2.3%	10.8%	10.4%
4	New York-Wayne- White Plains NY-NJ	$104.0	1.1%	1.2%	0.0%	6.4%	6.3%
5	Phoenix-Mesa-Scottsdale AZ	$97.6	1.0%	4.8%	4.1%	11.6%	9.7%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Retail

The retail sector also received encouraging news during the first quarter of 2010 in the form of increasing retail sales nationwide. Though comparisons should be considered in the context of an exceptionally weak 2009, preliminary data released by the U.S. Department of Commerce indicate that sales increased in nearly all merchandise categories in the first quarter of 2010. Among retailers, sales gains reported by luxury retailers, department stores, and discounters provided evidence that the rebound was broad-based. Nonetheless, CBRE-EA reported that retail vacancy rates increased to an average of 12.8% in the first quarter of 2010 as compared to 12.6% during the fourth quarter of 2009. The vacancy of the Account’s retail properties increased as well, to an average of 15.5% in the first quarter of 2010 versus 14.7% in the fourth quarter of 2009. Since the recession began, the retail sector has suffered from, among other things, the closure of a number of large-format “big box” retailers such as Linens ‘N Things and Circuit City, who declared bankruptcy and subsequently ceased operations. The closures have not only left dark stores in shopping centers around the country, but also reduced the number of potential replacement tenants. The Account’s retail portfolio has been affected by these closures, and backfilling the empty space has proven challenging. The vacancy rate of the Account’s retail portfolio averaged 15.5% in the first quarter of 2010 as compared with 14.7% in the fourth quarter of 2009. The increase in the Account’s vacancy rate was reflective of continued weakness in the retail sector and more moderate consumer spending as struggling retailers will often keep stores open through the important holiday season and then close stores in the first quarter of the year. However, recent increases in consumer spending bode well for the retail sector in the coming quarters. However, prospects for the retail market appear more favorable as consumers begin to feel more confident about their jobs and the future.

2010 Outlook

Conditions in the U.S. commercial real estate market continue to lag broader economic trends. However, once the economic expansion gains momentum, businesses is anticipated to start to hire once again and begin planning for future growth. While a recovery in market conditions is likely to be gradual, it should not be hindered by an overhang of new buildings. As shown in the table below, the amount of construction in 2010 is projected to be minimal compared with other post-boom years. The retail market, in particular, is not expected to see much construction in 2010, which should help shopping center owners backfill vacant space.

Historic and Projected Construction*

	Annual Average		2010 Forecasted
	1991-1993 Cycle	2002-2004 Cycle
Office	30	49	22
Industrial	90	137	37
Apartment	N/A	198	59
Retail	30	21	3

*	in millions of square feet except apartments, which are in thousands of units.

(1)	Source: CBRE-EA

Throughout the economic downturn, management has focused on maintaining the portfolio’s income returns through proactive asset management activities including an aggressive leasing program and rigorous expense management. As a result of these efforts, the Account’s commercial properties were 86.7% leased as of the first quarter of 2010, and the Account’s property portfolio has produced a stable income return throughout the recession. As shown in the table below, the income return was 1.92% in the first quarter of 2010, compared to the 1.99% in the fourth quarter of 2009. Throughout the downturn, income returns have helped to partially offset declines in the Account’s capital return.

Another key objective continuing into 2010 is to rebalance the portfolio’s property type concentrations and reallocate its exposure towards selected major markets. In addition to six property sales and six partial sales in the fourth quarter of 2009, in the first quarter of 2010, 16 retail properties were sold in various locations by the Account’s joint venture with DDR. The primary driver of the Account’s sales program is to better align its geographic and sector allocations to achieve optimal performance. These sales also generated cash proceeds which management believes will serve to enhance liquidity and which can be available to meet participant redemption requests, repay debt and/or make new acquisitions of properties. Management believes that there could be opportunities to acquire high quality properties at significant discounts in 2010 and 2011 as properties encumbered by maturing debts and deteriorating values are now over-levered and their owners and/or lenders are forced to sell their equity positions.

Management also continues to address maturing debt obligations which come due throughout 2010. Management intends to selectively pursue new financings and refinancings of existing debt obligations in circumstances where such new loans are projected to be accretive to the Account’s returns, in accordance with the Account’s current investment guidelines. See the subsection entitled “—Liquidity and Capital Resources.” In some circumstances, the Account may own some underperforming properties that are subject to debt, where insufficient cash flow from the property may cause such a property to be in noncompliance with certain covenants imposed by the terms of such debt, and/or where cash flow may be inadequate to make required payment on such debt or to repay principal when due (each of which could result in a default on the loan). In such a case, management will evaluate the options available to the Account, consistent with the Account’s long-term investment strategy. As of March 31, 2010, the Account’s liquidity as indicated by total cash, cash equivalents and marketable securities has increased to 10.73% of net assets as compared with 8.83% of net assets as of December 31, 2009.

Throughout 2010, management intends to continue to realign the Account’s geographic and property sector mix to better position the Account in target markets which are projected to outperform when the commercial real estate market recovers. In addition to a focus on target markets, Management will maintain its “core” investment strategy that emphasizes institutional quality properties, and particularly stabilized assets with strong historical occupancy and favorable lease expiration schedules.

Investments as of March 31, 2010

As of March 31, 2010, the Account had total net assets of $7.8 billion, a 1.6% decrease from December 31, 2009, and a 25.6% decrease from March 31, 2009. The decrease in the Account’s net assets as of March 31, 2010 as compared to December 31, 2009 was primarily caused by the depreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, while net investment income and net participant flows into the Account offset the overall decrease.

As of March 31, 2010, the Account owned a total of 101 real estate property investments (89 of which were wholly owned, 12 of which were held in joint ventures). The real estate portfolio included 40 office property investments (five of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 apartment complexes, 15 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 101 real estate property investments, 27 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly owned real estate portfolio as of March 31, 2010 was $1.9 billion. The Account’s share of joint venture debt ($1.5 billion) is netted against the underlying properties when determining the joint venture values presented on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of March 31, 2010 was $3.4 billion, representing a loan to value ratio of 31.2%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.89% of total real estate investments and 5.21% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, or to reallocate the Account’s exposure to or away from certain property types in certain geographic locations. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2010.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.4%	17.3%	11.9%	1.2%	2.8%	57.6%
Apartment	2.5%	5.5%	5.3%	0.0%	0.0%	13.3%
Industrial	1.4%	6.6%	4.1%	1.4%	0.0%	13.5%
Retail	3.2%	0.9%	8.4%	0.5%	2.1%	15.1%
Storage Facilities	0.2%	0.1%	0.1%	0.1%	0.0%	0.5%

Total	31.7%	30.4%	29.8%	3.2%	4.9%	100.0%

(1)	Fair values for wholly-owned properties are reflected gross of any debt, while fair values for joint venture investments are reflected net of any debt.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	502.2	(c)	5.89	5.21
Four Oaks Place	Houston	TX	Office	365.4	(d)	4.28	3.79
50 Fremont	San Francisco	CA	Office	287.5	(e)	3.37	2.98
Fourth and Madison	Seattle	WA	Office	285.0	(f)	3.34	2.96
DDR Joint Venture	Various	USA	Retail	267.5	(g)	3.14	2.78
The Florida Mall	Orlando	FL	Retail	251.1	(h)	2.94	2.61
99 High Street	Boston	MA	Office	250.4	(i)	2.94	2.60
780 Third Avenue	New York City	NY	Office	246.2		2.89	2.56
Westferry Circus	London	UK	Office	238.4	(j)	2.80	2.47
The Newbry	Boston	MA	Office	223.6		2.62	2.32

(a)

Value as reported in the March, 31, 2010 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $287.8M.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $165.4M.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $152.7M.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $140.8M.

(g)

This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (DDR), and consists of 49 retail properties located in 13 states and is presented net of debt of $1.0 billion.

(h)	This property investment is a 50%/50% joint venture with Simon Property Group, L.P., and is presented net of debt of $121.0 million.

(i)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $60.8M.

(j)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $40.9M.

As of March 31, 2010, the Account also held investments in a mortgage loan receivable representing 0.74% of total investments, real estate limited partnerships representing 2.13% of total investments, U.S. Treasury Bills representing 3.53% of total investments, and government agency notes representing 5.09% of total investments.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Performance

The Account’s total return was -1.94% for the three months ended March 31, 2010 as compared to -8.36% for the three months ended March 31, 2009. The Account’s performance in the first quarter of 2010 reflects a continued decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, lower income from marketable securities, and unrealized losses from the mortgage loans payable.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended March 31, 2010 were -22.58%, -12.65%, -2.35%, and 2.65% respectively. As of March 31, 2010, the Account’s annualized total return since inception was 4.43%.

The Account’s total net assets decreased from $10.4 billion at March 31, 2009 to $ 7.8 billion at March 31, 2010. The primary driver of this 25.6% decrease was depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments (approximately 86% of the decrease), while net participant withdrawals and transfers out of the Account (net of $271.7 million of Liquidity Units purchased by TIAA subsequent to March 31, 2009) accounted for approximately 14% of the decrease.

Net Investment Income

The table below shows the results of operations for the three months ended March 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended March 31,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$212,645	$241,790	$(29,145)	-12.1%

Real estate property level expenses and taxes:
Operating expenses	59,311	66,096	(6,785)	-10.3%
Real estate taxes	29,742	35,177	(5,435)	-15.5%
Interest expense	24,620	25,044	(424)	-1.7%

Total real estate property level expenses and taxes	113,673	126,317	(12,644)	-10.0%

Real estate income, net	98,972	115,473	(16,501)	-14.3%
Income from real estate joint ventures and limited partnerships	18,982	29,807	(10,825)	-36.3%
Interest	407	512	(105)	-20.5%

TOTAL INVESTMENT INCOME	118,361	145,792	(27,431)	-18.8%

Expenses
Investment advisory charges	10,886	9,868	1,018	10.3%
Administrative and distribution charges	7,102	12,362	(5,260)	-42.5%
Mortality and expense risk charges	954	1,374	(420)	-30.6%
Liquidity guarantee charges	2,862	2,748	114	4.1%

TOTAL EXPENSES	21,804	26,352	(4,548)	-17.3%

INVESTMENT INCOME, NET	$96,557	$119,440	$(22,883)	-19.2%

The decrease in real estate rental income for the quarter ended March 31, 2010 as compared to the same period in 2009 is primarily a result of the seven full and six partial wholly owned property investment sales that occurred after the March 2009 reporting period. These disposed properties accounted for approximately $16.0 million of the $29.0 million total change. The remaining $13.0 million is attributed to increased vacancies at certain properties, increased rent concessions, lower rents on new leases, and lower common area charges resulting from the properties maintaining lower property operating expenses.

Operating expenses declined in the first quarter of 2010 as a result of fewer property investments under management. Property investments that were sold accounted for approximately $3.3 million, or 49%, of the total decline in operating expenses. Approximately $3.5 million of the remaining decrease in operating expense was the result of lower insurance and general building and maintenance expenses.

Real estate taxes are lower as a result of fewer property investments under management. Property investments that were sold accounted for approximately $1.7 million, or 31%, of the decrease in real estate taxes. Approximately $2.8 million of the decline was due to a favorable appeal at one property ($1.1 million) and a lower assessed value at another ($1.7 million of the decline).

The $10.8 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to an increase in vacancies across the joint venture portfolios. This resulted in less income to the Account as compared to the period ended March 31, 2009.

The Account incurred a 17.3% or $4.5 million decrease in overall Account level expenses for the period ended March 31, 2010 as compared to the period ended March 31, 2009. The decrease in overall expenses is principally due to lower average net assets as compared to the same period in the prior year. Administrative and distribution charges (which closely follow average net assets) were approximately $5.3 million lower than the quarter ended March 31, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and loss on investments and mortgage loans payable for the three months ended March 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended March 31,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(1,238)	$(16,878)	$15,640	-92.7%
Real estate joint ventures and limited partnerships	(153,233)	—	(153,233)	100.0%

Total realized loss on investments	(154,471)	(16,878)	(137,593)	89.1%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(189,439)	(892,748)	703,309	-78.8%
Real estate joint ventures and limited partnerships	120,474	(233,466)	353,940	-151.6%
Marketable securities	(20)	28	(48)	-171.4%
Mortgage loans receivable	186	(2,061)	2,247	-109.0%
Mortgage loans payable	(25,795)	70,688	(96,483)	-136.5%

Net change in unrealized depreciation on investments and mortgage loans payable	(94,594)	(1,057,559)	962,965	-91.1%

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$(249,065)	$(1,074,437)	$825,372	-76.8%

During the quarter ended March 31, 2010, the Account experienced a net realized and unrealized loss on investments and mortgage loans payable of $249.1 million compared to a net realized and unrealized loss of $1.1 billion for the period ended March 31, 2009. The overall decrease in net loss was driven by a reduction in the rate of decline in the values of the wholly owned real estate properties and investments in real estate joint ventures.

The net realized and unrealized losses on the Account’s wholly owned real estate property investments and those held in joint ventures experienced a moderation in the rate of valuation decline with some properties within the portfolio experiencing valuation increases. The valuation increases were generally due to property specific reasons such as new leases, improved local market rents, and decreases in projected taxes and other property operating expenses. Furthermore, a number of the Account’s wholly owned real estate properties experienced no change or increased in fair value during the first quarter of 2010, compared to only two wholly owned real estate properties experiencing increases during the first quarter of 2009.

The net realized and unrealized losses on wholly owned investments declined significantly in the three months ended March 31, 2010 compared to the period ended March 31, 2009. Of the $190.7 million of net change in realized and unrealized loss during the three months ended March 31, 2010, the majority was related to valuation losses ($152.0 million) and losses related to foreign currency translation ($37.5 million).

Real estate joint ventures and limited partnerships experienced a net realized and unrealized loss of approximately $32.8 million for the three months ended March 31, 2010. As a result of the sale of 16 property investments from within the DDR TC LLC joint venture, approximately $148.0 million of cumulative unrealized loss was reclassified from unrealized loss to realized loss. In total, net realized and unrealized loss on investments in joint ventures and limited partnerships was significantly lower than the $233.5 million loss experienced during the quarter ended March 31, 2009. Furthermore, three joint venture and three limited partnership investments experienced increases in fair value during the first quarter of 2010.

Mortgage loans payable experienced an unrealized loss of approximately $25.8 million during the first quarter of 2010 compared to an unrealized gain of approximately $70.7 million in the same period of 2009. The unrealized loss experienced during the first quarter of 2010 consists of upward debt valuation adjustments (presented as losses to the Account) of approximately $38.9 million offset by approximately $13.1 million of valuation gains as a result of foreign currency translation (due to the strengthening U.S.

dollar). The valuation adjustments were a result of changes in property values for properties encumbered by debt across the portfolio and their affects on loan to value ratios, which directly impacts property debt valuation.

Liquidity and Capital Resources

As of March 31, 2010 and 2009, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $0.8 billion and $0.5 billion, respectively (approximately 8.6% and 4.2% of the Account’s total investments at such dates, respectively). When compared to March 31, 2009, the Account’s liquid assets have increased by approximately $0.3 billion as a result of moderated net participant activity from the Account, income generated from its real estate investments, and proceeds from selective asset sales, many of which occurred in the fourth quarter of 2009. When compared to December 31, 2009, the Account’s liquid assets have increased by approximately $0.1 billion as the result of net participant inflows into the Account and income generated from its real estate investments.

During the three months ended March 31, 2010, the Account received $161.1 million in premiums and had an outflow of $58.7 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while during the three months ended March 31, 2009, the Account received $189.6 million in premiums and had an outflow of $983.9 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds (excluding the $787.0 million of purchases of Liquidity Units by TIAA). By comparison, during the three months ended December 31, 2009, the Account received $168.7 million in premiums and had an outflow of $181.0 million in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds.

Primarily as a result of significant net participant transfers out of the Account, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account has purchased approximately $1.2 billion of Liquidity Units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through May 13, 2010, the TIAA general account did not purchase any additional Liquidity Units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. While net redemption activity has significantly slowed since the first quarter of 2009, management cannot predict the extent to which future TIAA Liquidity Unit purchases, if any, will be required under this liquidity guarantee, nor can management predict when such Liquidity Units will be redeemed by the Account in part, or in full. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee. While the Account experienced net participant inflows during the first quarter of 2010, management cannot predict whether the net inflows will continue. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns. Additionally, continued net outflow activity could require TIAA to purchase additional Liquidity Units, perhaps to a significant degree.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2010, TIAA owned approximately 11.9% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

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

The Account’s net investment income continues to be an additional source of liquidity for the Account even though it has decreased from $145.8 million for the three months ended March 31, 2009 to $118.4 million for the three months ended March 31, 2010.

While the Account’s liquid investments have dropped below 15% of its total investments during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its net assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. In the near term, the Account’s cash and marketable securities will likely comprise less than 15% of the Account’s net assets, but management intends to increase the Account’s holdings in cash and short-term marketable securities to the extent practicable, consistent with its investment strategy and objective. As of March 31, 2010, cash and short-term marketable securities comprised approximately 10.8% of the Account’s net assets.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers). As of December 31, 2009, the Account had approximately $704.3 million in principal amount of debt obligations due during 2010 related to wholly owned real estate investments and the Account’s share of debt associated with its investments in joint ventures. On February 26, 2010, the maturity date of a loan in the outstanding principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s joint venture with DDR was extended from 2010 to 2011. The maximum amount that may be drawn under this loan is $213 million.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2010 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

In addition, by December 31, 2011, management intends to reduce the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to 30% or less and thereafter intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2010, the Account’s loan to value ratio was approximately 31.2%.

Recent Transactions

The following describes property transactions by the Account in the first quarter of 2010. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

DDR Joint Venture Portfolio—Various

On March 4, 2010, 16 retail properties were sold in various locations by the Account’s joint venture with Developers Diversified Realty Corporation (“DDR”). The Account holds an 85% interest in this joint venture. The Account’s portion of the net sales price was approximately $32.3 million (after taking into account the assumption by the purchaser of the Account’s portion of debt on the properties equal to $328.4 million) and the Account realized a loss of approximately $152.7 million, the majority of which had been previously recognized as an unrealized loss. The Account purchased these properties on February 27, 2007. The Account’s portion of the original investment in these properties was $505.5 million and costs to date were $512.3 million (both excluding the effect of any debt) according to the records of the Account.

Financings

On February 26, 2010, the maturity date of a loan in the principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s joint venture with DDR was extended from 2010 to 2011.

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

Valuation of Real Estate Properties

Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a fair and accurate estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the fair value presented. Actual results could differ significantly from those estimates.

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

An independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments since the end of the prior valuation day (including short-term marketable securities); and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by the Account’s liabilities, including the daily investment management fee, administration and distribution fees and certain other expenses attributable to operating the Account.

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

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends guidance related to the identification of a variable interest entity, variable interests, the primary beneficiary, and expands required note disclosures to provide greater transparency to the users of financial statements. In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the Codification with the guidance contained in SFAS No. 167. In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” which defers the applicability of ASU No. 2009-17 in certain instances. These standards were effective on January 1, 2010 and did not result in a significant impact to the Account’s financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to transfers in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity is effective January 1, 2011. All other new or amended disclosure requirements were effective January 1, 2010 for the Account and are reflected in the notes to the financial statements. These changes did not impact the Account’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends Topic 855, “Subsequent Events” by not requiring a reporting entity that files financial statements with the Securities and Exchange Commission (“SEC filers”), or a conduit bond obligor to disclose the date through which subsequent events are evaluated. This ASU is effective for SEC filers upon issuance of the final ASU. The Account has adopted this revision as of December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2010, represented 90.6% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

Given the significant concentration (90.6% as of March 31, 2010) of the Account’s total investments being held in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held its target of between 75% and 85% of its net assets in real estate and real estate related assets. The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.

As of March 31, 2010, 9.4% of the Account’s total investments were comprised of marketable securities and an adjustable rate mortgage loan receivable. As of March 31, 2010, marketable securities include high-quality short-term debt instruments (i.e., government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account’s marketable securities other than its mortgage loan receivable are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.50%) are discussed in Note 7 to the Account’s financial statements contained herein.

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

In addition, to the extent the Account were to hold mortgage-backed securities (including CMBS, these securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The fair value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2010. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Form 10-K and can also be found on the following two web sites, http://www.tiaa-cref.org/ prospectuses/index.html and http://www.tiaa-cref.org/about/governance/corporate/
topics/annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of May, 2010.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 13, 2010	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

May 13, 2010	By:	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer

EXHIBIT 31

CERTIFICATIONS

I, Roger W. Ferguson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of the TIAA Real Estate Account;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 13, 2010	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer Teachers Insurance and Annuity Association of America

I, Georganne C. Proctor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the TIAA Real Estate Account;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 13, 2010	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America

EXHIBIT 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Teachers Insurance and Annuity Association of America, do hereby certify, to such officer’s knowledge, that:

The quarterly report on Form 10-Q of the TIAA Real Estate Account (the “Account”) for the quarter ended March 31, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Account.

May 13, 2010	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer, Teachers Insurance and Annuity Association of America

May 13, 2010	/s/ Georganne C. Proctor
Georganne C. Proctor Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America

A signed original of this written statement required by Section 906 has been provided to the TIAA Real Estate Account and will be retained by the Account and furnished to the Securities and Exchange Commission or its staff upon request.