Form 10-Q
period 2010-06-30
TIAA REAL ESTATE ACCOUNT
filed 2010-08-12
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2010

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,465,913 and $9,408,978)	$7,517,316	$7,437,344
Real estate joint ventures and limited partnerships (cost: $2,354,905 and $2,437,795)	1,574,898	1,514,876
Marketable securities (cost: $1,262,301 and $671,235)	1,262,398	671,267
Mortgage loan receivable (cost: $75,000 and $75,000)	72,712	71,273

Total investments (cost: $13,158,119 and $12,593,008)	10,427,324	9,694,760

Cash and cash equivalents	9,114	24,859
Due from investment advisor	18,561	4,290
Other	154,367	188,794

TOTAL ASSETS	10,609,366	9,912,703

LIABILITIES
Mortgage loans payable—Note 7 (principal outstanding: $1,888,745 and $1,907,090)	1,890,016	1,858,110
Payable for securities transactions	5	49
Accrued real estate property level expenses	134,714	151,808
Security deposits held	23,261	22,822

TOTAL LIABILITIES	2,047,996	2,032,789

NET ASSETS
Accumulation Fund	8,324,270	7,636,115
Annuity Fund	237,100	243,799

TOTAL NET ASSETS	$8,561,370	$7,879,914

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 8 and 9	42,017	39,473

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 8	$198.12	$193.45

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
INVESTMENT INCOME
Real estate income, net:
Rental income	$216,725	$238,699	$429,370	$480,489

Real estate property level expenses and taxes:
Operating expenses	47,755	55,283	107,066	121,379
Real estate taxes	30,026	32,776	59,768	67,953
Interest expense	24,781	26,624	49,401	51,668

Total real estate property level expenses and taxes	102,562	114,683	216,235	241,000

Real estate income, net	114,163	124,016	213,135	239,489
Income from real estate joint ventures and limited partnerships	22,507	30,438	41,489	60,245
Interest	630	483	1,037	995

TOTAL INVESTMENT INCOME	137,300	154,937	255,661	300,729

Expenses—Note 2:
Investment advisory charges	12,045	11,153	22,931	21,021
Administrative and distribution charges	5,329	8,851	12,431	21,213
Mortality and expense risk charges	996	1,232	1,950	2,606
Liquidity guarantee charges	2,990	3,272	5,852	6,020

TOTAL EXPENSES	21,360	24,508	43,164	50,860

INVESTMENT INCOME, NET	115,940	130,429	212,497	249,869

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	(8)	(1,238)	(16,886)
Real estate joint ventures and limited partnerships	(19)	—	(153,252)	—
Marketable securities	—	1	—	1

Net realized loss on investments	(19)	(7)	(154,490)	(16,885)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	212,713	(609,089)	23,274	(1,501,837)
Real estate joint ventures and limited partnerships	35,455	(469,617)	155,929	(703,083)
Marketable securities	85	(10)	65	18
Mortgage loans receivable	1,253	(1,426)	1,439	(3,488)
Mortgage loans payable	(8,517)	(86,010)	(34,312)	(15,322)

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	240,989	(1,166,152)	146,395	(2,223,712)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	240,970	(1,166,159)	(8,095)	(2,240,597)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$356,910	$(1,035,730)	$204,402	$(1,990,728)

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSET
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
FROM OPERATIONS
Investment income, net	$115,940	$130,429	$212,497	$249,869
Net realized loss on investments	(19)	(7)	(154,490)	(16,885)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	240,989	(1,166,152)	146,395	(2,223,712)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	356,910	(1,035,730)	204,402	(1,990,728)

FROM PARTICIPANT TRANSACTIONS
Premiums	165,965	180,227	327,039	369,865
Purchase of Liquidity Units by TIAA	—	271,700	—	1,058,700
Net transfers from (to) TIAA	91,641	(102,740)	73,801	(453,190)
Net transfers from (to) CREF Accounts	244,333	(305,272)	219,277	(885,626)
Net transfers from (to) TIAA-CREF Funds	22,178	(43,236)	6,402	(96,379)
Annuity and other periodic payments	(8,864)	(10,429)	(19,097)	(25,313)
Withdrawals and death benefits	(65,744)	(79,325)	(130,368)	(183,804)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	449,509	(89,075)	477,054	(215,747)

NET INCREASE (DECREASE) IN NET ASSETS	806,419	(1,124,805)	681,456	(2,206,475)
NET ASSETS
Beginning of period	7,754,951	10,427,254	7,879,914	11,508,924

End of period	$8,561,370	$9,302,449	$8,561,370	$9,302,449

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$204,402	$(1,990,728)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Capital improvements on real estate properties	(49,245)	(69,547)
Proceeds from sale of real estate properties	—	28,880
Purchases of long term investments	(88,626)	(12,012)
Proceeds from sale of long term investments	24,492	—
(Increase) decrease in other investments	(584,277)	31,032
Decrease in payable for securities transactions	(44)	(85)
Change in due from investment advisor	(14,271)	(11,608)
Decrease in other assets	33,424	18,855
Decrease in accrued real estate property level expenses	(24,782)	(22,517)
Increase in security deposits held	439	678
Net realized loss on investments	154,490	16,885
Net change in unrealized (appreciation) depreciation on investments and mortgage loans payable	(146,395)	2,223,712

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(490,393)	213,545

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(2,406)	(1,655)
Premiums	327,039	369,865
Purchase of Liquidity Units by TIAA	—	1,058,700
Net transfers from (to) TIAA	73,801	(453,190)
Net transfers from (to) CREF Accounts	219,277	(885,626)
Net transfers from (to) TIAA-CREF Funds	6,402	(96,379)
Annuity and other periodic payments	(19,097)	(25,313)
Withdrawals and death benefits	(130,368)	(183,804)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	474,648	(217,402)

NET DECREASE IN CASH	(15,745)	(3,857)
CASH
Beginning of period	24,859	22,127

End of period	$9,114	$18,270

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$49,553	$51,161

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

Valuation of Real Estate Properties: Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Subsequently, each property is appraised each quarter by an independent external appraiser. In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments, and thus, adjustments to the valuations of its holdings (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day or month in each period.

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when bids are obtained for properties held for sale by the Account or when a contract for the sale of a property is executed. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

An independent fiduciary, Real Estate Research Corporation has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices (“USPAP”), the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see—“Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Accumulation and Annuity Funds: The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is equal to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of June 30, 2010.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in Note 8–Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of June 30, 2010, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. Since December 2008 and through June 30, 2010, TIAA has paid an aggregate of $1.2 billion to purchase these Liquidity Units in multiple transactions.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of June 30, 2010, TIAA owned approximately 11.2% of the outstanding accumulation units of the Account.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.8%	17.0%	11.5%	1.2%	2.8%	57.3%
Apartment	2.6%	5.8%	5.4%	0.0%	0.0%	13.8%
Industrial	1.3%	6.6%	4.1%	1.2%	0.0%	13.2%
Retail	3.3%	0.9%	8.7%	0.4%	1.8%	15.1%
Storage Facilities	0.2%	0.2%	0.1%	0.1%	0.0%	0.6%

Total	32.2%	30.5%	29.8%	2.9%	4.6%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

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

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2010
Real estate properties	$—	$—	$7,517,316	$7,517,316
Real estate joint ventures	—	—	1,347,670	1,347,670
Limited partnerships	—	—	227,228	227,228
Marketable securities:
Government Agency Notes	—	724,302	—	724,302
United States Treasury Bills	—	538,096	—	538,096
Mortgage loan receivable	—	—	72,712	72,712

Total Investments at June 30, 2010	$—	$1,262,398	$9,164,926	$10,427,324

Mortgage loans payable	$—	$—	$(1,890,016)	$(1,890,016)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Real estate properties	$—	$—	$7,437,344	$7,437,344
Real estate joint ventures	—	—	1,314,603	1,314,603
Limited partnerships	—	—	200,273	200,273
Marketable securities:
Government Agency Notes	—	465,092	—	465,092
United States Treasury Bills	—	206,175	—	206,175
Mortgage loan receivable	—	—	71,273	71,273

Total Investments at December 31, 2009	$—	$671,267	$9,023,493	$9,694,760

Mortgage loans payable	$—	$—	$(1,858,110)	$(1,858,110)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010 and June 30, 2009 (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2010:
Beginning balance April 1, 2010	$7,280,352	$1,248,562	$204,960	$71,459	$8,805,333	$(1,882,479)
Total realized and unrealized gains (losses) included in changes in net assets	212,713	19,962	15,474	1,253	249,402	(8,517)
Purchases, sales, issuances, and settlements(1)	24,251	79,146	6,794	—	110,191	980

Ending balance June 30, 2010	$7,517,316	$1,347,670	$227,228	$72,712	$9,164,926	$(1,890,016)

For the six months ended June 30, 2010:
Beginning balance January 1, 2010	$7,437,344	$1,314,603	$200,273	$71,273	$9,023,493	$(1,858,110)
Total realized and unrealized gains (losses) included in changes in net assets	22,036	(15,816)	18,493	1,439	26,152	(34,312)
Purchases, sales, issuances, and settlements(1)	57,936	48,883	8,462	—	115,281	2,406

Ending balance June 30, 2010	$7,517,316	$1,347,670	$227,228	$72,712	$9,164,926	$(1,890,016)

For the three months ended June 30, 2009:
Beginning balance April 1, 2009	$9,365,810	$1,994,477	$227,204	$69,705	$11,657,196	$(1,758,488)
Total realized and unrealized gains (losses) included in changes in net assets	(609,097)	(436,705)	(32,912)	(1,426)	(1,080,140)	(86,010)
Purchases, sales, issuances, and settlements(1)	22,640	(70)	10,735	—	33,305	791

Ending balance June 30, 2009	$8,779,353	$1,557,702	$205,027	$68,279	$10,610,361	$(1,843,707)

For the six months ended June 30, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,176,711	$286,485	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(1,518,723)	(610,890)	(92,193)	(3,488)	(2,225,294)	(15,322)
Purchases, sales, issuances, and settlements(1)	(6,964)	(8,119)	10,735	—	(4,348)	1,655

Ending balance June 30, 2009	$8,779,353	$1,557,702	$205,027	$68,279	$10,610,361	$(1,843,707)

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

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2010	$212,713	$19,981	$15,474	$1,253	$249,421	$(8,517)

For the six months ended June 30, 2010	$23,274	$(10,537)	$18,493	$1,439	$32,669	$(34,312)

For the three months ended June 30, 2009	$(609,089)	$(436,705)	$(32,912)	$(1,426)	$(1,080,132)	$(86,010)

For the six months ended June 30, 2009	$(1,518,464)	$(610,890)	$(92,193)	$(3,488)	$(2,225,035)	$(15,322)

Note 6—Investments in Joint Ventures and Limited Partnerships

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned. At June 30, 2010, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures and limited partnerships are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at June 30, 2010 and December 31, 2009 was $1.4 billion and $1.3 billion, respectively. The Account’s most significant joint venture investment is the DDR TC LLC joint venture (the “DDR joint venture”), which is the third largest investment in the Account as of June 30, 2010.

The Account’s share of the mortgage loans payable within the joint venture investments at fair value was approximately $1.5 billion and $1.8 billion at June 30, 2010 and December 31, 2009, respectively. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was approximately $1.6 billion and $2.0 billion at June 30, 2010 and December 31, 2009, respectively.

On February 26, 2010, the maturity date of a loan in the outstanding principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s joint venture with DDR was extended from 2010 to 2011. The maximum amount that may be drawn under this loan is $213.0 million. During the second quarter of 2010, the Account contributed a total of approximately $79.0 million to the DDR joint venture to fund the Account’s share of debt that came due and was paid off during the second quarter.

A condensed summary of the financial position and results of operations of the joint ventures is shown below (in thousands).

	June 30, 2010	June 30, 2009	December 31, 2009
	(Unaudited)	(Unaudited)
Assets
Real estate properties, at fair value	$4,273,431	$5,041,195	$4,618,202
Other assets	130,115	94,336	89,569

Total assets	$4,403,546	$5,135,531	$4,707,771

Liabilities and Equity
Mortgage loans payable, at fair value	$2,101,490	$2,565,310	$2,526,666
Other liabilities	52,596	63,061	52,639

Total liabilities	2,154,086	2,628,371	2,579,305
Equity	2,249,460	2,507,160	2,128,466

Total liabilities and equity	$4,403,546	$5,135,531	$4,707,771

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Year Ended December 31, 2009
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$236,680	$265,050	$519,239
Expenses	147,169	158,650	317,428

Excess of revenues over expenses	$89,511	$106,400	$201,811

On April 30, 2010 one of the properties within the DDR joint venture defaulted on an interest payment in respect of a $7.4 million mortgage secured by such property. On April 30, 2010, the loan matured in accordance with its terms and the venture did not make the required pay off on such date. Currently, the managing member of the venture is in negotiations with the lender regarding such defaults. These defaults on this non-recourse loan did not impact any of the other properties within the venture, the venture itself, or the Account.

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

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2010, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $227.2 million and $200.3 million at June 30, 2010 and December 31, 2009, respectively.

Note 7—Mortgage Loans Payable

At June 30, 2010, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(5)	Principal Amounts as of June 30, 2010	Maturity
		(Unaudited)
701 Brickell(1)(8)	2.25% paid monthly(6)	$126,000	October 1, 2010
Four Oaks Place(2)(8)	2.25% paid monthly(6)	200,000	October 1, 2010
Ontario Industrial Portfolio(3)	7.42% paid monthly	8,344	May 1, 2011
1 & 7 Westferry Circus(4)(8)	5.40% paid quarterly	200,815	November 15, 2012
Reserve at Sugarloaf(3)(8)	5.49% paid monthly	24,942	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(3)(8)	5.55% paid monthly	8,491	September 1, 2013
Wilshire Rodeo Plaza(8)	5.28% paid monthly	112,700	April 11, 2014
1401 H Street(3)(8)	5.97% paid monthly	114,339	December 7, 2014
The Colorado(3)(8)	5.65% paid monthly	86,145	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(3)(8)	5.95% paid monthly	41,258	December 1, 2015
Regents Court(3)(8)	5.76% paid monthly	35,240	December 1, 2015
The Caruth(3)(8)	5.71% paid monthly	41,220	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
Publix at Weston Commons(8)	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,888,745
Fair Value Adjustment(7)		1,271

Total mortgage loans payable		$1,890,016

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

(4)

The mortgage is denominated in British pounds and the principal payment has been converted to U.S. dollars using the exchange rate as of June 30, 2010. The quarterly payments are interest only, with a balloon payment at maturity. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) is an unrealized gain of $32 million.

(5)	Interest rates are fixed, unless stated otherwise.

(6)	The interest rate for these mortgages is a variable rate at the one month London Interbank Offered Rate (“LIBOR”) plus 200 basis points and is reset monthly.

(7)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 of these financials statements.

(8)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowing entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

Note 8—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2010	Years Ended December 31,
		2009	2008	2007
	(Unaudited)
Per Accumulation Unit data:
Rental income	$10.376	$22.649	$18.794	$17.975
Real estate property level expenses and taxes	5.225	11.193	9.190	8.338

Real estate income, net	5.151	11.456	9.604	9.637
Other income	1.028	2.778	3.808	4.289

Total income	6.179	14.234	13.412	13.926
Expense charges(1)	1.043	2.280	2.937	2.554

Investment income, net	5.136	11.954	10.475	11.372
Net realized and unrealized gain (loss) on investments and mortgage loans payable	(0.473)	(85.848)	(54.541)	26.389

Net (decrease) increase in Accumulation Unit Value	4.663	(73.894)	(44.066)	37.761
Accumulation Unit Value:
Beginning of period	193.454	267.348	311.414	273.653

End of period	$198.117	$193.454	$267.348	$311.414

Total return(2)	2.41%	-27.64%	-14.15%	13.80%
Ratios to average net assets(2)
Expenses(1)	0.55%	1.01%	0.95%	0.87%
Investment income, net	2.70%	5.29%	3.38%	3.88%
Portfolio turnover rate(2)
Real estate investments(3)	0.26%	0.75%	0.64%	5.59%
Marketable securities(4)	—	0.00%	25.67%	13.03%
Accumulation Units outstanding at end of period (in thousands)	42,017	39,473	41,542	55,106
Net assets end of period (in thousands)	$8,561,370	$7,879,914	$11,508,924	$17,660,537

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in net real estate income. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2010 would be $6.268 ($13.473, $12.127, $10.892, and $9.478, for the years ended December 31, 2009, 2008, 2007 and 2006, respectively), and the Ratio of Expenses to average net assets for the six months ended June 30, 2010 would be 3.296% (5.96%, 3.91%, 3.71%, and 3.81% for the years ended December 31, 2009, 2008, 2007, and 2006, respectively).

(2)	Amounts for the six month period ended June 30, 2010 are not annualized.

(3)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period. Amounts for the six months ended June 30, 2010 are not annualized.

(4)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchase or sales of securities, excluding securities having maturity dates at acquisition of one year, or less, by the average value of the portfolio securities held during the period. Amounts for the six months ended June 30, 2010 are not annualized.

Note 9—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
	(Unaudited)
Outstanding:
Beginning of period	39,473	41,542
Credited for premiums	1,713	3,141
Credited for Purchase of units by TIAA (see Note 3)	—	4,139
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	831	(9,349)

End of period	42,017	39,473

Note 10—Commitments and Subsequent Events

As of June 30, 2010, the Account had outstanding commitments to purchase interests in three of its limited partnership investments with approximately $33.7 million remaining to be funded under these commitments, which could be called in full or in part by the limited partnership at any time.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

On July 2 and July 9, 2010, the Account obtained approximately $273.3 million in financing through ten separate interest-only debt transactions. These obligations mature in five to ten years and have fixed interest rates ranging from 4.47% to 5.34%.

During the normal course of business, the Account enters into discussions and agreements to purchase or sell real estate properties. On July 9, 2010, the Account sold its 50% interest in a joint venture property located in Tyson Corner, VA for a sale price of $28.5 million and realized a cumulative loss of approximately $3.5 million.

On July 28, 2010, pursuant to the terms and conditions of the mortgage, the borrower notified the Account of its intent to repay, in full, the mortgage loan receivable in the amount of approximately $75 million on or about August 30, 2010.

On August 10, 2010, a joint venture located in Orlando, FL, in which the Account maintains a 50% ownership interest, obtained approximately $375.0 million in financing through two loans of approximately $187.5 million each. A portion of the proceeds were used to pay off an existing debt obligation within the joint venture of approximately $240.6 million and had a fixed interest rate of 7.55%. These new obligations mature in 10 years and have fixed interest rates of 5.25%.

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

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—72.09% and 76.71%

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Alabama:
Inverness Center	Office	$90,106		$90,315
Arizona:
Camelback Center	Office	33,062		37,774
Kierland Apartment Portfolio	Apartments	87,429		78,060
Phoenix Apartment Portfolio	Apartments	23,100		21,767
California:
3 Hutton Centre Drive	Office	28,750		28,752
50 Fremont Street	Office	289,111	(1)	284,283	(1)
88 Kearny Street	Office	59,004		61,600
275 Battery Street	Office	160,968		164,390
Rancho Cucamonga Industrial Portfolio	Industrial	72,134		57,327
Centerside I	Office	29,009		27,012
Centre Pointe and Valley View	Industrial	18,867		18,929
Great West Industrial Portfolio	Industrial	66,100		65,000
Larkspur Courts	Apartments	57,148		50,111
Northern CA RA Industrial Portfolio	Industrial	38,843		42,437
Ontario Industrial Portfolio	Industrial	188,362	(1)	167,998	(1)
Pacific Plaza	Office	55,155	(1)	60,075	(1)
Regents Court	Apartments	58,006	(1)	50,505	(1)
Southern CA RA Industrial Portfolio	Industrial	70,990		75,817
The Legacy at Westwood	Apartments	80,644	(1)	77,836	(1)
Wellpoint	Office	37,700		37,400
Westcreek	Apartments	23,811		23,061
West Lake North Business Park	Office	32,651		32,407
Westwood Marketplace	Retail	77,031		77,077
Wilshire Rodeo Plaza	Office	146,113	(1)	151,209	(1)
Colorado:
Palomino Park	Apartments	148,868		143,907
The Lodge at Willow Creek	Apartments	35,026		31,624
Connecticut:
Ten & Twenty Westport Road	Office	112,425		126,860
Florida:
701 Brickell Avenue	Office	188,863	(1)	198,630	(1)
North 40 Office Complex	Office	37,310		33,969
Plantation Grove	Retail	9,600		9,600
Pointe on Tampa Bay	Office	30,821		35,060
Publix at Weston Commons	Retail	38,106	(1)	38,100	(1)
Quiet Waters at Coquina Lakes	Apartments	20,718		19,918
Seneca Industrial Park	Industrial	59,448		62,341
South Florida Apartment Portfolio	Apartments	52,018		48,366
Suncrest Village Shopping Center	Retail	12,300		12,329

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Florida: (continued)
The Fairways of Carolina	Apartments	$19,709		$18,628
Urban Centre	Office	78,327		80,282
France:
Printemps de L’Homme	Retail	164,503		200,995
Georgia:
Atlanta Industrial Portfolio	Industrial	38,351		39,519
Glenridge Walk	Apartments	31,066		30,326
Reserve at Sugarloaf	Apartments	40,000	(1)	37,710	(1)
Shawnee Ridge Industrial Portfolio	Industrial	51,504		52,219
Windsor at Lenox Park	Apartments	46,713		48,223
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	47,600		48,304
Chicago Industrial Portfolio	Industrial	56,412		60,908
Oak Brook Regency Towers	Office	60,299		64,265
Parkview Plaza	Office	42,300		44,360
Maryland:
Broadlands Business Park	Industrial	23,800		23,600
GE Appliance East Coast Distribution Facility	Industrial	28,300		28,900
Massachusetts:
99 High Street	Office	238,551	(1)	253,557	(1)
Needham Corporate Center	Office	14,819		16,196
Northeast RA Industrial Portfolio	Industrial	21,596		24,845
The Newbry	Office	214,483		230,375
Minnesota:
Champlin Marketplace	Retail	12,750		13,801
Nevada:
Fernley Distribution Facility	Industrial	7,600		7,600
New Jersey:
Konica Photo Imaging Headquarters	Industrial	14,300		15,100
Marketfair	Retail	62,850		65,594
Morris Corporate Center III	Office	64,840		66,478
Plainsboro Plaza	Retail	27,090		26,962
South River Road Industrial	Industrial	30,000		28,656
New York:
780 Third Avenue	Office	270,282		240,077
The Colorado	Apartments	119,606	(1)	110,144	(1)
Pennsylvania:
Lincoln Woods	Apartments	26,412		28,728
Tennessee:
Airways Distribution Center	Industrial	12,451		12,600
Summit Distribution Center	Industrial	15,110		12,300

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Texas:
Dallas Industrial Portfolio	Industrial	$123,907		$125,275
Four Oaks Place	Office	364,525	(1)	409,027	(1)
Houston Apartment Portfolio	Apartments	183,008		179,717
Lincoln Centre	Office	196,309	(1)	202,029	(1)
Pinnacle Industrial Portfolio	Industrial	32,200		34,148
South Frisco Village	Retail	26,900	(1)	26,900	(1)
The Caruth	Apartments	50,643	(1)	49,641	(1)
The Maroneal	Apartments	33,634		32,179
United Kingdom:
1 & 7 Westferry Circus	Office	244,910	(1)	239,036	(1)
Virginia:
8270 Greensboro Drive	Office	30,565		34,200
Ashford Meadows Apartments	Apartments	80,055		71,105
One Virginia Square	Office	46,608		40,503
The Ellipse at Ballston	Office	71,974		65,505
Washington:
Creeksides at Centerpoint	Office	16,565		18,724
Fourth and Madison	Office	299,002	(1)	295,000	(1)
Millennium Corporate Park	Office	118,520		116,548
Northwest RA Industrial Portfolio	Industrial	14,400		17,800
Rainier Corporate Park	Industrial	58,026		65,277
Regal Logistics Campus	Industrial	46,400		47,955
Washington DC:
1001 Pennsylvania Avenue	Office	579,900	(1)	480,622	(1)
1401 H Street, NW	Office	143,039	(1)	143,555	(1)
1900 K Street, NW	Office	240,005		204,000
Mazza Gallerie	Retail	65,000		65,500

TOTAL REAL ESTATE PROPERTIES
(Cost $9,465,913 and $9,408,978)		$7,517,316		$7,437,344

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.10% and 15.63%
REAL ESTATE JOINT VENTURES—12.92% and 13.56%

Location/Description	Fair Value
	2010		2009
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$144,236	(2)	$133,227	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	61,789		66,435
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	272,183	(2)	252,432	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	147,158		162,204
West Dade Associates
Miami International Mall (50% Account Interest)	80,627	(2)	76,856	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	34,108		30,952
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	142,114		129,922
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	42,649	(2)	37,262	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	28,238		26,275
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	306,331	(2,3)	312,182	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	50,009	(2,3)	46,269	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	38,228	(2,3)	40,587	(2,3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,050,665 and $2,142,016 )	1,347,670		1,314,603

LIMITED PARTNERSHIPS—2.18% and 2.07%
Cobalt Industrial REIT (10.998% Account Interest)	20,848		20,341
Colony Realty Partners LP (5.27% Account Interest)	14,500		12,123
Heitman Value Partners Fund (8.43% Account Interest)	14,656		13,736
Lion Gables Apartment Fund (18.46% Account Interest)	159,065		142,999
MONY/Transwestern Mezz RP II (16.67% Account Interest)	9,531		9,267
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	8,628		1,807

TOTAL LIMITED PARTNERSHIPS
(Cost $304,240 and $295,779)	227,228		200,273

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,354,905 and $2,437,795)	1,574,898		1,514,876

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

MARKETABLE SECURITIES—12.11% and 6.93%
GOVERNMENT AGENCY NOTES—6.95% and 4.80%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$4,700	Fannie Mae Discount Notes	0.041%	1/13/10	$—	$4,700
—	25,000	Fannie Mae Discount Notes	0.091%	1/19/10	—	25,000
—	49,300	Fannie Mae Discount Notes	0.020%	1/27/10	—	49,299
—	25,000	Fannie Mae Discount Notes	0.051%	2/4/10	—	24,999
—	20,000	Fannie Mae Discount Notes	0.091%	2/8/10	—	19,999
—	18,873	Fannie Mae Discount Notes	0.071%	2/16/10	—	18,872
—	10,000	Fannie Mae Discount Notes	0.101%	3/1/10	—	9,999
—	17,470	Fannie Mae Discount Notes	0.167%	5/5/10	—	17,463
32,925	—	Fannie Mae Discount Notes	0.183%	7/7/10	32,925	—
22,333	—	Fannie Mae Discount Notes	0.172%	7/14/10	22,333	—
30,530	—	Fannie Mae Discount Notes	0.208%	8/11/10	30,528	—
26,600	—	Fannie Mae Discount Notes	0.208%	8/30/10	26,597	—
13,993	—	Fannie Mae Discount Notes	0.223%	9/20/10	13,990	—
25,815	—	Fannie Mae Discount Notes	0.162%	9/29/10	25,809	—
33,430	—	Fannie Mae Discount Notes	0.249%	11/8/10	33,406	—
20,520	—	Fannie Mae Discount Notes	0.218%	11/24/10	20,503	—
—	10,990	Federal Home Loan Bank Discount Notes	0.001%	1/4/10	—	10,990
—	4,419	Federal Home Loan Bank Discount Notes	0.041%	1/13/10	—	4,419
—	44,000	Federal Home Loan Bank Discount Notes	0.081%	1/15/10	—	44,000
—	25,300	Federal Home Loan Bank Discount Notes	0.071%	1/22/10	—	25,300
—	41,200	Federal Home Loan Bank Discount Notes	0.051%	2/24/10	—	41,200
—	15,770	Federal Home Loan Bank Discount Notes	0.081%	3/5/10	—	15,770
34,500	—	Federal Home Loan Bank Discount Notes	0.071%	7/14/10	34,500	—
30,000	—	Federal Home Loan Bank Discount Notes	0.193%	7/21/10	29,999	—
11,200	—	Federal Home Loan Bank Discount Notes	0.188%	7/23/10	11,200	—
25,000	—	Federal Home Loan Bank Discount Notes	0.183%	7/26/10	24,999	—
22,700	—	Federal Home Loan Bank Discount Notes	0.188%	7/28/10	22,699	—
20,000	—	Federal Home Loan Bank Discount Notes	0.193%	7/30/10	20,000	—
25,000	—	Federal Home Loan Bank Discount Notes	0.198%	8/4/10	24,999	—
4,100	—	Federal Home Loan Bank Discount Notes	0.172%	8/11/10	4,100	—
14,900	—	Federal Home Loan Bank Discount Notes	0.132%	8/25/10	14,899	—
29,900	—	Federal Home Loan Bank Discount Notes	0.167%	9/8/10	29,894	—
30,000	—	Federal Home Loan Bank Discount Notes	0.157%	9/10/10	29,994	—
15,000	—	Federal Home Loan Bank Discount Notes	0.157%	9/15/10	14,997	—
10,400	—	Federal Home Loan Bank Discount Notes	0.162%	9/17/10	10,398	—
—	10,000	Freddie Mac Discount Notes	0.091%	1/20/10	—	10,000
—	50,541	Freddie Mac Discount Notes	0.041%-0.076%	1/25/10	—	50,540
—	11,800	Freddie Mac Discount Notes	0.051%	2/2/10	—	11,800
—	47,000	Freddie Mac Discount Notes	0.030%	2/16/10	—	46,998
—	19,010	Freddie Mac Discount Notes	0.132%	2/26/10	—	19,009
—	5,736	Freddie Mac Discount Notes	0.081%	3/1/10	—	5,736
—	9,000	Freddie Mac Discount Notes	0.071%	3/8/10	—	8,999
40,000	—	Freddie Mac Discount Notes	0.183%	7/12/10	40,000	—
18,000	—	Freddie Mac Discount Notes	0.188%	7/19/10	18,000	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$13,410	$—	Freddie Mac Discount Notes	0.193%	8/2/10	$13,409	$—
25,000	—	Freddie Mac Discount Notes	0.198%	8/3/10	24,999	—
12,300	—	Freddie Mac Discount Notes	0.193%	8/13/10	12,299	—
15,520	—	Freddie Mac Discount Notes	0.203%	8/16/10	15,519	—
15,900	—	Freddie Mac Discount Notes	0.183%	8/23/10	15,899	—
18,000	—	Freddie Mac Discount Notes	0.162%	9/7/10	17,997	—
12,500	—	Freddie Mac Discount Notes	0.157%	9/20/10	12,497	—
43,235	—	Freddie Mac Discount Notes	0.213%-0.223%	9/27/10	43,224	—
31,700	—	Freddie Mac Discount Notes	0.193%	9/28/10	31,690	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $724,208 and $465,072)					$724,302	$465,092

UNITED STATES TREASURY BILLS—5.16% and 2.13%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$24,515	United States Treasury Bills	0.066%-0.152%	2/25/10	$—	$24,514
—	47,200	United States Treasury Bills	0.137%-0.162%	4/22/10	—	47,189
—	52,530	United States Treasury Bills	0.122%-0.147%	5/13/10	—	52,506
—	62,015	United States Treasury Bills	0.127%-0.147%	5/20/10	—	61,981
—	20,000	United States Treasury Bills	0.137%	5/27/10	—	19,985
30,000	—	United States Treasury Bills	0.153%	7/1/10	30,000	—
26,000	—	United States Treasury Bills	0.148%	7/8/10	26,000	—
26,610	—	United States Treasury Bills	0.153%	7/15/10	26,609	—
26,300	—	United States Treasury Bills	0.158%-0.164%	7/29/10	26,297	—
30,000	—	United States Treasury Bills	0.164%	8/5/10	29,995	—
32,600	—	United States Treasury Bills	0.152%-0.193%	8/12/10	32,594	—
46,545	—	United States Treasury Bills	0.112%-0.184%	8/19/10	46,535	—
82,040	—	United States Treasury Bills	0.167%-0.188%	8/26/10	82,018	—
34,500	—	United States Treasury Bills	0.162%-0.175%	9/2/10	34,491	—
37,325	—	United States Treasury Bills	0.152%-0.163%	9/16/10	37,313	—
50,000	—	United States Treasury Bills	0.128%	9/23/10	49,981	—
25,000	—	United States Treasury Bills	0.147%	9/30/10	24,989	—
28,325	—	United States Treasury Bills	0.227%	10/14/10	28,312	—
30,000	—	United States Treasury Bills	0.228%	10/21/10	29,985	—
33,000	—	United States Treasury Bills	0.147%	11/12/10	32,977	—

TOTAL UNITED STATES TREASURY BILLS (Cost $538,093 and $206,163)					538,096	206,175

TOTAL MARKETABLE SECURITIES (Cost $1,262,301 and $671,235)					1,262,398	671,267

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
June 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

MORTGAGE LOAN RECEIVABLE—0.70% and 0.73%

Principal		Borrower	Current Rate(5)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$75,000	$75,000	Klingle Corporation	1.097%	7/10/11	$72,712	$71,273

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $75,000 and $75,000)					72,712	71,273

TOTAL INVESTMENTS (Cost $13,158,119 and $12,593,008)					$10,427,324	$9,694,760

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represents the interest rate on this investment at June 30, 2010. As of December 31, 2009, the interest rate on this investment was 1.04%.

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

•

Valuation: The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects, the fact that the Account’s appraisals are generally obtained on a quarterly basis and the fact that there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

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

Non Real Estate-Related Investments. The Account will invest the remaining portion of its assets (intended to be between 15% and 25% of its net assets) in liquid investments; namely, securities issued by U.S. government agencies or U.S. government sponsored entities, corporate debt securities, money market instruments and, at times, stock of companies that do not primarily own or manage real estate. There will be periods of time (including in late 2008 and throughout 2009) during which the Account’s liquid investments will comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows. Alternatively, in some circumstances, the portion of the Account’s net assets invested in liquid investments may exceed 25%. This could happen, for example, if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, and/or the Account anticipates more near-term cash needs.

SECOND QUARTER 2010 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The TIAA Real Estate Account (the “Account”) invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in either single-family residential real estate or residential mortgage-backed securities.

The economic recovery continued at a moderate pace in the second quarter of 2010. While available data suggest that the rate of growth has slowed in recent months, most economists believe that the recovery remains largely on track. Advance estimates from the Bureau of Economic Analysis indicated that U.S. GDP grew at a 2.4% annual rate in the second quarter of 2010, which marked the fourth consecutive quarter of GDP growth. However, growth slowed in the second quarter as compared with GDP growth of 3.7% in the first quarter of 2010. The deceleration of growth was largely due to a surge in imports which are a subtraction from the GDP calculation. The 29% increase in imports was partly offset by increases in residential and non-residential fixed investment and increases in local, state and federal government spending. Other bright spots included ongoing corporate spending on equipment and software and healthy growth in exports. Data on consumer expenditures indicated that consumers have become more cautious as spending increased 1.6% in the second quarter of 2010 as compared with 1.9% in the first quarter of 2010. Despite four consecutive quarters of GDP growth, employment growth has been modest and sporadic aside from a temporary boost related to hiring for the 2010 Census. Private payrolls have expanded each month so far in 2010, but not with consistent month-to-month gains that would suggest that labor market conditions are strengthening.

Prospects for the global recovery also weakened during the quarter as a result of Europe’s sovereign debt crisis. The crisis, which was triggered by the potential default of Greece, spread to other European countries and soon undermined the value of the euro. Despite a $1.0 trillion rescue fund assembled by the European Union and International Monetary Fund to purchase sovereign debt and bolster the value of the euro, concerns about the European economy grew, and in particular that the slowdown in Europe could hamper the global and national recovery. In response, equity markets took a step back. The Dow Jones Industrial Average fell below the psychologically important 10,000 mark several times during the quarter, and ended the quarter down 10%. Similarly, the S&P 500 lost 12% during the quarter. Heightened global uncertainty and instability in the financial markets triggered a flight to safety which pushed 10-year Treasury yield down to 3.2%, its lowest rate in more than a year; yields dipped even further to below 3.0% during July. Mortgage rates followed suit, settling in below 5.0% during the month of June. At the same time, the dollar strengthened against other key currencies.

The weakness of the recovery is expected to keep interest rates low for the foreseeable future. At its June 22-23, 2010 meeting, The Federal Reserve’s Federal Open Market Committee (“FOMC”) stated its commitment to maintain an accommodative monetary policy as members believed “…that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.”

While members felt that “the economic outlook had softened somewhat,” the committee generally agreed that the current expansion was strong enough to support continued growth, albeit at a more moderate pace than originally estimated. Committee members indicated a willingness to consider additional policy stimulus should the economy falter significantly but changes to the economic outlook were considered modest enough to forgo additional policy response for the present time.

Overall, some economists became more concerned that risks to the recovery tilted towards the downside during latter part of the second quarter. For example, the prospects for weaker growth in Europe and a stronger dollar could have a dampening impact on U.S. export activity, while volatility in the equity markets and the uncertain economic environment could prompt U.S. consumers and businesses to reign in spending. The housing sector continues to hamper the recovery as values are stagnant at best and sales have slowed following the expiration of government incentive programs. Housing construction has dwindled to historic lows as a glut of new and existing homes sit awaiting buyers; non-residential construction has also fallen sharply due to high vacancy rates and depressed rents. In addition, growing State and local government budget deficits are necessitating cuts in employment, spending and services which may depress economic activity at local levels.

Recent trends in key economic indicators are summarized in the table below. The 621,000 jobs added during the second quarter of 2010 was an impressive gain over the 261,000 in the first quarter, although hiring for the 2010 Census accounted for a large portion of the gains. Indeed, over 200,000 of these temporary government workers came off the payrolls in June, and more will follow in the coming months. By comparison, private sector employment has grown modestly, and has increased for six consecutive months. Temporary employment, a primary indicator of future job growth, has expanded for nine consecutive months. Professional and business services, a significant driver of office market fundamentals, have begun to grow modestly as well. Even with the recent growth, the labor market has significant ground to make up as more than eight million jobs were lost during the “Great Recession.” Economists at Economy.com, a widely-cited source of economic forecasts, expect employment will have grown by roughly 125,000 jobs per month in 2010. Not only is this a very modest pace, but it is well short of labor force growth of 150,000 per month. Until job growth measurably improves compared to its current pace for an extended period, the unemployment rate is likely to remain elevated through the end of 2010 and into 2011.

Economic Indicators*

	2009	2009Q3	2009Q4	2010Q1	2010Q2	Forecast
						2010	2011
Economy(1)
Gross Domestic Product (GDP)	-2.6%	1.6%	5.0%	3.7%	2.4%	3.1%	3.1%
Employment Growth (Thousands)	-4,740	-783	-269	261	621	1,500	3,000
Interest Rates(2)
10 Year Treasury	3.26%	3.52%	3.46%	3.72%	3.49%	3.50%	4.00%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Economy.com.

*	Data subject to revision

(1)	GDP growth rates are annual rates; employment numbers are monthly changes, except forecasts, which are annual totals.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic health, such as those summarized in the table below, highlight the weaknesses that remain in the U.S. economy. Consumer confidence, after increasing slightly in April and May, dipped in June and remains entrenched at historically low levels. Similarly, the housing market has yet to show any consistent signs of improvement. Following the expiration of a tax credit program for first-time buyers, sales of new and existing homes have slumped. Existing home sales declined 5% in June, falling to a 3-month low. New home sales fell 37% in May and even following a gain in June, were at the second lowest level on record. In response, housing starts fell to an 8-month low as builders are unwilling to compete with a glut of new and existing homes being offered for sale. While the unemployment rate decreased slightly during the second quarter, the drop was primarily due to temporary hiring for the 2010 Census and discouraged jobseekers leaving the labor force.

Broad Economic Indicators*

Index 1985=100	Full Year		April 2010	May 2010	June 2010
	2008	2009
Consumer Confidence	58.0	45.2	57.7	62.7	52.9
% Change(1)
Inflation (Consumer Price Index)	3.8%	-0.4%	-0.1%	-0.2%	-0.1%
Retail Sales (excl. auto, parts & gas)	1.2%	-1.9%	0.3%	-1.0%	0.1%
Existing Home Sales	-13.1%	4.9%	8.0%	-2.2%	-5.1%
New Home Sales	-37.5%	-22.7%	9.9%	-36.7%	23.6%
Single-family Housing Starts	-40.5%	-28.4%	5.2%	-18.8%	-0.7%
Unemployment Rate	5.8%	9.3%	9.9%	9.7%	9.5%

*	Data subject to revision

(1)	Monthly figures represent change from the preceding month.

Annual inflation is calculated as the year over year percent change in the unadjusted annual average. Unemployment rates are the annual avg.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics, National Association of Realtors

Reports from the twelve Federal Reserve Districts (“Districts”) contained in the July 2010 Beige Book indicated that economic conditions generally improved or held steady across the country since the June report. However, those Districts reporting growth noted that it was either very modest or had slowed recently. Retail sales generally increased modestly, with many Districts citing stronger spending on necessities relative to big-ticket items. Expectations for retail sales growth in the second half were mixed: continued modest improvement was expected in many Districts, while others were less optimistic. Labor market conditions appeared to be slowly improving across many Districts, although businesses reportedly continued to rely primarily on temporary hires rather than permanent employees. Manufacturing activity expanded in most Districts, although several noted that the pace had slowed or stagnated. Given the available workforce and idle production capacity, inflationary pressures remained subdued.

Housing market activity was characterized as sluggish following the expiration of the home buyer tax credit program in April. Home sales were generally expected to weaken further and construction has slowed significantly. Commercial real estate markets were uniformly characterized as weak with vacancy rates ranging from stagnant to up slightly which continued to push rents down. The overall outlook for commercial real estate was poor; with expectations of continued decline or modest growth at best.

During the latter part of the second quarter and early part of the third quarter, data for several key economic indicators weakened, which suggested a slowdown in the pace of the recovery and prompted some economists to downgrade their forecasts of economic growth for the remainder of 2010 and the first half of 2011. While the consensus of economists surveyed as part of the July 10th Blue Chip Economic Indicators publication is for GDP to grow 3.1% in both 2010 and 2011, the number of the economists that lowered their forecasts of GDP growth exceeded the number that raised their forecasts by a wide margin. Despite their concern, few thought that a “double-dip” recession was likely absent any unforeseen major shock to the economy or financial markets. Nonetheless, weaker growth is expected in the second half of the year, with third and fourth quarter GDP projections of 2.7% and 2.8%, respectively. Similarly, a summary of economic projections prepared for the June 22-23 FOMC meeting showed that FOMC members had modestly lowered expectations for GDP growth in 2010 but to a still healthy 3.0%-3.5%. While committee members felt that the economy and labor market were both improving, members believed that weak consumer confidence, real estate market imbalances, high unemployment and continued tight credit conditions would collectively dampen the pace of recovery for some time. Committee members expect GDP growth in 2011 to be on the order of 3.5%-4.0% as a result of stronger consumer and business spending, improved credit availability, and a more established recovery. Near-term inflation expectations were considered subdued, while unemployment was expected to remain above 9% through the end of 2010.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended June 30, 2010 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data.

Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

During the second quarter of 2010, commercial property sales totaled $18.8 billion, a gain of 32.0% compared to first quarter 2010 and 77% from depressed second quarter 2009 sales activity. As transaction activity begins to improve, there are varying perspectives on current price levels. According to the Moody’s/REAL Commercial Property Price Index (“Moody’s CPPI”), prices rose 3.6% in May, which was the second consecutive monthly increase. However, the table below shows that May 2010 prices on average were still 6% below those in May 2009, which is reflective of the fact that values continued to decline through the end of 2009, and remain well below prices at the peak of the market. Other commercial price indices, however, indicate larger price gains. For example, Green Street Advisors’ Commercial Property Price Index (“GSA CPPI”) increased 1% in June, the twelfth consecutive monthly increase, and the index is now 20% above its lows of May 2009. The difference between Moody’s and Green Street Advisors indices is primarily due to methodology as Green Street Advisors incorporates changes in REIT values and information from industry contacts as well as transactional activity in its calculations. To a large degree, Green Street Advisors estimates appear to be a more precise assessment of market activity, at least with respect to top properties, which have attracted considerable interest and numerous aggressive bids. Moreover, the increased level of sales activity, greater interest in commercial real estate from institutions, foreign buyers and funds, and improved credit market conditions have collectively contributed to the apparent increase in prices from their lows. According to Green Street Advisors, three factors are responsible for the rebound in prices: (1) a quicker than expected rebound in fundamentals for some property sectors, (2) low return hurdles across all capital markets, and (3) less instances of distressed sellers. Improvements in property sector fundamentals include retail sales growth and improved apartment demand, whereas investors are searching for higher yielding investments given the recent declines in Treasury and bond yields. Lastly, the lack of distressed sales of high quality property has forced investors to widen their investment parameters. Further clarity on the commercial property price trends will be evident as sales activity is expected to increase further over the remainder of 2010.

	Sales Price Change
	National		Top 10 MSAs*
	May 2009-May 2010	1Q09-1Q10	1Q09-1Q10
All Property Types	-6.3%
Apartments		-17.5%	-18.8%
Industrial		-22.2%	-23.5%
Office		-4.6%	-15.0%
Retail		-11.4%	-23.3%

*	Based on the total value of property sold by Metropolitan Statistical Area (“MSA”)

Source: Moody’s/REAL CPPI

Commercial real estate is historically a lagging industry in economic cycles, and accordingly, real estate returns have shown only modest improvement even while economic and capital markets conditions have strengthened. National Council of Real Estate Investment Fiduciaries (“NCREIF”) Property Index (“NPI”) returns for the second quarter of 2010 were 3.3%, consisting of a 1.6% capital return and a 1.7% income return. This marked the second consecutive positive return for the NPI, which had previously been negative since the third quarter of 2008.

Commercial real estate fundamentals are still weak, though there has been some modest improvement in demand. Vacancy rates are starting to stabilize, yet remain at or above historic averages for all property types. As such, tenants have a variety of space options and consequently many tenants have significant negotiating power with landlords. As a result, rents remain under downward pressure and generous concessions are frequently required to secure tenants. Property values for high quality properties in top markets have stabilized and some have increased. While transaction volume is still modest, prospective buyers are out in force for institutional quality properties that come to market whereas there is much lesser interest in lower quality properties in secondary and tertiary markets. The level of distress is rising, but there has thus far been only minimal market impact. Overall, though the improvement is gradual, the commercial property market appears to have bottomed.

Data for the Account’s top five markets in terms of market value as of June 30, 2010 are provided below. These markets represent 41.5% of the Account’s total real estate portfolio and occupancies of the properties owned in each of the top markets, except Boston, remained above 90% leased overall.

Metropolitan Area	Percent Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	95.3%	9	14.5%	12.3%
Boston-Quincy MA	85.0%	5	7.1%	6.1%
Los Angeles-Long Beach-Glendale CA	91.0%	8	6.9%	5.8%
Houston-Bay Town-Sugar Land TX	95.6%	3	6.6%	5.6%
San Francisco-San Mateo-Redwood City CA	92.5%	4	6.4%	5.4%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate averaged 16.7% in the second quarter of 2010, up slightly from 16.6% in first quarter of 2010. By comparison, the vacancy rate for the Account’s office portfolio was 11.9% as of the second quarter of 2010, as compared with 11.3% in first quarter of 2010. As shown in the table below, vacancy rates of the Account’s properties in most of its top markets either increased modestly or were stable during the quarter. The increase in Boston was due to the loss of a large tenant, which pushed the Account’s market vacancy rate up to 14.4% as of the second quarter of 2010. A portion of that space has subsequently been re-leased. Similarly, the lease expiration of a large tenant combined with the departure of a few small tenants in one building caused the vacancy rate across the Account’s San Francisco properties to rise to 8.3%; however, over 70% of the larger tenant’s space has been re-leased. The Account’s office results are largely consistent with conditions at the national level. Demand for office space is driven primarily by job growth in the financial and professional and business services sectors. Despite marked improvement in the balance sheets of most major banks, employment in the finance industry declined by 25,000 jobs in the second quarter of 2010, in addition to a loss of 48,000 during the first quarter of 2010. Professional and business services employment grew by 141,000 jobs in the second quarter of 2010 as compared to growth of 80,000 jobs in the first quarter of 2010. However, much of that growth was attributable to hiring of temporary workers, which often does not require companies to lease additional space. Office market conditions are likely to remain lackluster until job growth in the financial and professional and business services sectors recovers.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q1	2010Q2	2010Q1	2010Q2

Office	National			11.3%	11.9%	16.6%	16.7%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,140.3	10.9%	5.4%	6.0%	14.0%	13.5%
2	Boston-Quincy MA	$610.0	5.9%	9.2%	14.4%	13.3%	13.1%
3	San Francisco-San Mateo- Redwood City CA	$509.1	4.9%	5.6%	8.3%	14.7%	14.7%
4	Seattle-Bellevue-Everett WA	$434.1	4.2%	8.8%	9.3%	17.5%	17.4%
5	Houston-Bay Town-Sugar Land TX	$364.5	3.5%	5.4%	5.4%	16.3%	16.5%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Industrial

Conditions in the industrial market are influenced to a large degree by GDP growth, industrial production and international trade flows. While macroeconomic indicators such as GDP growth and survey readings from the Institute for Supply Management show improvement, industrial market conditions remain weak. According to CBRE-EA, the national industrial availability rate averaged 14.1% during the second quarter of 2010, as compared to 14.0% during the first quarter of 2010. By comparison, the vacancy rate for the Account’s industrial property portfolio averaged 7.2% in the second quarter of 2010 as compared with 13.0% in the first quarter of 2010. The decline in the vacancy rate was largely attributable to leasing of large blocks of available space in the Account’s Riverside CA properties, which are now fully leased despite an oversupply of space in that market. As shown in the table below, the vacancy rate of the Account’s properties in Dallas, Chicago and Atlanta were all well below their respective market averages. The Account’s properties in Los Angeles continued to lag the market but saw vacancies decline during the second quarter of 2010.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q1	2010Q2	2010Q1	2010Q2

Industrial	National			13.0%	7.2%	14.0%	14.1%

1	Riverside-San Bernardino-Ontario CA	$326.6	3.1%	16.2%	0.0%	15.9%	15.7%
2	Dallas-Plano-Irving TX	$156.1	1.5%	4.8%	4.5%	16.6%	16.1%
3	Chicago-Naperville-Joliet IL	$104.0	1.0%	2.6%	2.3%	14.8%	15.2%
4	Los Angeles-Long Beach-Glendale CA	$89.9	0.9%	12.0%	11.3%	8.1%	8.0%
5	Atlanta-Sandy Springs-Marietta GA	$89.9	0.9%	2.8%	1.8%	18.0%	18.3%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Preliminary data from CBRE-EA indicate that apartment market fundamentals continued to improve upon first quarter 2010 gains. The U.S. apartment vacancy rate averaged 6.0% as of the second quarter of 2010 versus 7.4% in the second quarter of 2009. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) Improvements in the labor market, along with a decline in the supply of both traditional rental units and “shadow” rental units (condominiums and single-family homes being offered for rent) were cited as contributing factors. Additionally, the rise in foreclosures has resulted in new demand for rental units in some markets. Consistent with national trends, the Account’s multi-family vacancy rate declined to an average of 2.6% in the second quarter of 2010 versus 3.8% in the first quarter of 2010. As shown in the table below, the average vacancy rates for the Account’s properties in its top apartment markets were all well below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q1	2010Q2	2010Q1	2010Q2

Apartment	National			3.8%	2.6%	6.8%	6.0%

1	Houston-Bay Town-Sugar Land TX	$216.6	2.1%	5.0%	2.7%	10.3%	9.8%
2	Denver-Aurora CO	$183.9	1.8%	3.1%	2.6%	5.5%	5.5%
3	New York-Wayne-White Plains NY-NJ	$119.6	1.2%	0.0%	0.0%	6.2%	6.1%
4	Atlanta-Sandy Springs-Marietta GA	$117.8	1.1%	2.3%	1.9%	10.4%	9.2%
5	Phoenix-Mesa-Scottsdale AZ	$110.5	1.1%	4.1%	4.3%	9.7%	10.0%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Retail

Macro-economic indicators for the retail sector first turned positive in the fall of 2009, but have weakened in recent months. For example, retail sales excluding motor vehicles and gas have grown steadily on a year-over-year basis through the first half of 2010, though comparisons are favorable largely because 2009 sales were extremely weak. Similarly, “same store sales growth,” a key industry metric, turned positive for leading retailers after significant declines throughout much of the past three years. However, sales have slowed in recent months as the tentative recovery of the labor market, equity market volatility, and stagnant housing values have all contributed to a pullback in consumer spending. Consumers typically lead the economy out of recession but most economists expect consumer spending to increase at a moderate pace over the near term given consumers’ uncertainty about jobs, home prices and the recovery. According to CBRE-EA, availability rates in community and neighborhood shopping centers averaged 13.2% in the second quarter of 2010 versus 13.1% in the first quarter of 2010. Vacancies have been difficult to fill as retailers have closed underperforming stores and reduced the number of new store openings until retail sales growth firms. Reflective of the challenging economic and leasing environment, the vacancy rate for the Account’s retail portfolio remained elevated, but declined to an average of 15.0% during the second quarter of 2010 from 15.5% in the first quarter of 2010.

Outlook

During the first half of 2010, U.S. commercial real estate market conditions generally improved but continued to lag broader economic trends. Recent indications that the pace of the economic recovery has slowed has raised the possibility of further weakness in real estate market fundamentals. Presently, however, it still appears that market conditions have stabilized and are likely to improve at a modest pace over the remainder of 2010. While most economists do not expect job growth to accelerate significantly until 2011, modest employment growth coupled with minimal construction would be a favorable backdrop for U.S. real estate markets over the near term. Further, CBRE-EA expects construction of all property types to fall to historic lows over the next two to three years. Minimal supply coupled with growing employment has historically helped property market conditions recover relatively quickly.

Management has navigated through the recent downturn by focusing on maintaining the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the second quarter of 2010, the Account’s commercial property portfolio was 89.3% leased and the Account’s second quarter quarterly income return was 2.14%. Notably, significant positive contributions came from the office and apartment sectors. The Account’s quarterly return was also bolstered by a 3.26% capital return, which was the first positive capital return since the fourth quarter of 2007. As shown in the graph below, returns for the second quarter of 2010 were the strongest quarterly return since the second quarter of 2006.

Management continues to work towards the realignment of the Account’s geographic and property sector allocations to achieve desired concentrations in target major markets and a portfolio comprised of an optimal mix of property types. This realignment strategy is geared to position the Account’s portfolio to benefit from an expected recovery in the commercial real estate market. In addition, the Account has implemented a financing strategy designed to reduce the overall level of debt, extend the debt maturity schedule, and lower the overall interest rate. Recent inflows to the Account, which have enhanced liquidity, may be used to further reduce the overall level of debt, acquire new properties, purchase real-estate related investments such as REIT securities, and/or redeem General Account liquidity units. To the extent that available cash is used to acquire property, prospective acquisitions will be evaluated in the context of overall fund objectives, including target market concentrations, property sector allocations, and a “core” investment strategy with an emphasis on institutional quality properties, particularly those that have a strong occupancy history and favorable tenant rollover schedules.

Investments as of June 30, 2010

As of June 30, 2010, the Account had total net assets of $8.6 billion, an 8.6% increase from December 31, 2009, and an 8.0% decrease from June 30, 2009. The increase in the Account’s net assets as of June 30, 2010 as compared to December 31, 2009 was primarily caused by the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, as well as the increase in participant transfers in and decrease in transfers out of the Account for this period.

As of June 30, 2010, the Account owned a total of 101 real estate property investments (89 of which were wholly owned, 12 of which were held in joint ventures). The real estate portfolio included 40 office property investments (five of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 apartment complexes, 15 retail property investments (including five held in joint ventures and one located in Paris, France), and a 75% joint venture interest in a portfolio of storage facilities. Of the 101 real estate property investments, 27 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly owned real estate portfolio as of June 30, 2010 was $1.9 billion. The Account’s share of joint venture debt ($1.5 billion) is netted against the underlying properties when determining the joint venture values presented on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of June 30, 2010 was $3.4 billion, representing a loan to value ratio of 28.8%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 6.5% of total real estate investments and 5.6% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, or to reallocate the Account’s exposure to or away from certain property types in certain geographic locations. The Account intends to reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2010.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.8%	17.0%	11.5%	1.2%	2.8%	57.3%
Apartment	2.6%	5.8%	5.4%	0.0%	0.0%	13.8%
Industrial	1.3%	6.6%	4.1%	1.2%	0.0%	13.2%
Retail	3.3%	0.9%	8.7%	0.4%	1.8%	15.1%
Storage Facilities	0.2%	0.2%	0.1%	0.1%	0.0%	0.6%

Total	32.2%	30.5%	29.8%	2.9%	4.6%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio(b)	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	579.9	(c)	6.54	5.56
Four Oaks Place	Houston	TX	Office	364.5	(d)	4.11	3.50
DDR Joint Venture	Various	USA	Retail	306.3	(e)	3.46	2.94
Fourth and Madison	Seattle	WA	Office	299.0	(f)	3.37	2.87
50 Fremont	San Francisco	CA	Office	289.1	(g)	3.26	2.77
The Florida Mall	Orlando	FL	Retail	272.2	(h)	3.07	2.61
780 Third Avenue	New York City	NY	Office	270.3		3.05	2.59
Westferry Circus	London	UK	Office	244.9	(i)	2.76	2.35
1900 K Street	Washington	DC	Office	240.0		2.71	2.30
99 High Street	Boston	MA	Office	238.6	(j)	2.69	2.29

(a)

Value as reported in the June, 30, 2010 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s net equity and ownership interest.

(b)	Total Real Estate Portfolio excludes the mortgage loan receivable.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $362.5M.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $164.5M.

(e)

This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 49 retail properties located in 13 states and is presented net of debt of $967.6 million.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $153.6M.

(g)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $153.3M.

(h)	This property investment is a 50%/50% joint venture with Simon Property Group, L.P., and is presented net of debt of $120.5 million.

(i)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $44.8M.

(j)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $52.2M.

As of June 30, 2010, the Account also held investments in a mortgage loan receivable representing 0.7% of total investments, real estate limited partnerships representing 2.2% of total investments, U.S. Treasury Bills representing 5.2% of total investments, and government agency notes representing 7.0% of total investments.

Results of Operations

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

Performance

The Account’s total return was 2.4% for the six months ended June 30, 2010 as compared to -17.5% for the six months ended June 30, 2009. The Account’s performance in the second quarter of 2010 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, higher income from marketable securities, and an increase in unrealized gains on investments, while slightly offset by decrease in mortgage loans payable.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended June 30, 2010 were -10.2%, -12.3%, -2.3%, and 2.8%, respectively. As of June 30, 2010, the Account’s annualized total return since inception was 4.7%.

The Account’s total net assets decreased from $9.3 billion at June 30, 2009 to $8.6 billion at June 30, 2010. The primary driver of this 8.0% decrease was depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments. Net participant activity out of the Account during 2009 and through the first quarter of 2010 also contributed to this decrease; however, net participant activity into the Account during the second quarter of 2010 has helped to moderate the decline.

Net Investment Income

The table below shows the results of operations for the six months ended June 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$429,370	$480,489	$(51,119)	-10.64%

Real estate property level expenses and taxes:
Operating expenses	107,066	121,379	(14,313)	-11.79%
Real estate taxes	59,768	67,953	(8,185)	-12.05%
Interest expense	49,401	51,668	(2,267)	-4.39%

Total real estate property level expenses and taxes	216,235	241,000	(24,765)	-10.28%

Real estate income, net	213,135	239,489	(26,354)	-11.00%
Income from real estate joint ventures and limited partnerships	41,489	60,245	(18,756)	-31.13%
Interest	1,037	995	42	4.22%

TOTAL INVESTMENT INCOME	255,661	300,729	(45,068)	-14.99%

Expenses—Note 2:
Investment advisory charges	22,931	21,021	1,910	9.09%
Administrative and distribution charges	12,431	21,213	(8,782)	-41.40%
Mortality and expense risk charges	1,950	2,606	(656)	-25.17%
Liquidity guarantee charges	5,852	6,020	(168)	-2.79%

TOTAL EXPENSES	43,164	50,860	(7,696)	-15.13%

INVESTMENT INCOME, NET	$212,497	$249,869	$(37,372)	-14.96%

The $51.1 million decrease in real estate rental income for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily a result of the seven full and six partial wholly owned property investment sales that occurred in the second half of 2009. These disposed properties accounted for approximately $31.6 million, or 61.8%, of the $51.1 million total change. The remaining $19.5 million is attributed to increased vacancies at certain properties, reduced rental rates, and rent concessions for renewed leases, as well as lower common area charges resulting from the properties maintaining lower property operating expenses.

Operating expenses declined approximately 11.8% for the six months ended June 30, 2010 as a result of fewer property investments under management. Property investments that were sold accounted for approximately $7.6 million, or 53.1%, of the total decline in operating expenses. Approximately $3.5 million of the remaining decrease in operating expense was the result of lower insurance and general building and maintenance expenses.

Real estate taxes experienced a 12.1% decrease for the period ended June 30, 2010 as compared to the same period in the prior year. This is a result of fewer property investments under management and lower tax assessments across the existing properties held by the Account.

The $18.8 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to a decrease in revenues as a result of an increase in vacancies as well as rent concessions across the joint venture portfolios held by the Account. Furthermore, the decrease in income from joint ventures and limited partnerships can be attributed to the sale of 16 properties from within the DDR joint venture in early 2010. This resulted in less income to the Account as compared to the same period ended June 30, 2009.

The Account experienced a 15.1%, or $7.7 million, decrease in overall Account level expenses for the period ended June 30, 2010 as compared to the period ended June 30, 2009. The decrease in overall expenses is principally due to lower average net assets as compared to the same period in the prior year. Administrative and distribution charges, which closely follow average net assets, accounted for a significant portion of the decrease with approximately $8.8 million, or 41.4%, lower than the period ended June 30, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and loss on investments and mortgage loans payable for the six months ended June 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized loss on investments:
Real estate properties	$(1,238)	$(16,886)	$15,648	-92.67%
Real estate joint ventures and limited partnerships	(153,252)	—	(153,252)	—
Marketable securities	—	1	(1)	-100.00%

Total realized loss on investments	(154,490)	(16,885)	(137,605)	814.95%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	23,274	(1,501,837)	1,525,111	-101.55%
Real estate joint ventures and limited partnerships	155,929	(703,083)	859,012	-122.18%
Marketable securities	65	18	47	261.11%
Mortgage loans receivable	1,439	(3,488)	4,927	-141.26%
Mortgage loans payable	(34,312)	(15,322)	(18,990)	123.94%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	146,395	(2,223,712)	2,370,107	-106.58%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	(8,095)	(2,240,597)	2,232,502	-99.64%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$204,402	$(1,990,728)	$2,195,130	-110.27%

During the six months ended June 30, 2010, the Account experienced a net realized and unrealized loss on investments and mortgage loans payable of $8.1 million compared to a net realized and unrealized loss of $2.2 billion for the period ended June 30, 2009. The overall change in net loss was driven by an increase in the values of the wholly owned real estate properties and investments in real estate joint ventures compared to declining values in the same period in 2009.

The net realized and unrealized losses on the Account’s wholly owned real estate property investments and those held in joint ventures experienced a moderation in the rate of valuation decline with some properties within the portfolio experiencing valuation increases. The valuation increases were generally due to decreases in overall market capitalization rates as well as property specific reasons such as new leases, improved local market rents, and decreases in projected taxes and other property operating expenses. The Account’s unrealized losses in the first quarter of 2010 were almost entirely reversed during the second quarter of 2010. Almost half of the Account’s unrealized gains during the second quarter of 2010 were experienced at two office property investments within the Washington D.C. market. Furthermore, almost half of the Account’s wholly owned real estate properties experienced no change or increased in fair value during the first half of 2010, compared to only one wholly owned real estate property experiencing an increase during the first half of 2009.

The net realized and unrealized losses on wholly owned investments declined significantly in the six months ended June 30, 2010 compared to the period ended June 30, 2009. Of the $22.0 million of net change in realized and unrealized gains during the six months ended June 30, 2010, the majority was related to valuation gains ($85.6 million) partially offset by losses related to foreign currency translation ($62.4 million). The foreign currency losses are primarily a result of the strengthening U.S. dollar.

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of approximately $2.7 million for the six months ended June 30, 2010. As a result of the sale of 16 property investments from within the DDR TC LLC joint venture, approximately $148.0 million of cumulative unrealized loss was reclassified from unrealized loss to realized loss. In total, the Account experienced a net realized and unrealized gain on investments in joint ventures and limited partnerships as compared to the $703.1 million loss experienced during the six months ended June 30, 2009. Furthermore, eight joint venture and five limited partnership investments experienced increases in fair value during the first half of 2010.

Mortgage loans payable experienced an unrealized loss of approximately $34.3 million during the first half of 2010 compared to an unrealized loss of approximately $15.3 million in the same period of 2009. The unrealized loss experienced during the first half of 2010 consists of upward debt valuation adjustments (presented as losses to the Account) of approximately $50.3 million offset by approximately $16.0 million of valuation gains as a result of foreign currency translation (due to the strengthening U.S. dollar). The valuation adjustments were a result of changes in property values for properties encumbered by debt across the portfolio and their affects on loan to value ratios, which directly impacts property debt valuation.

Three months ended June 30, 2010 compared to Three months ended June 30, 2009

The Account’s total return was 4.4% for the three months ended June 30, 2010 as compared to -10.0% for the three months ended June 30, 2009. The Account’s performance in the second quarter of 2010 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, higher net real estate income, and unrealized gains on investments, while slightly offset by unrealized losses related to mortgage loans payable.

The table below shows the results of operations for the three months ended June 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$216,725	$238,699	$(21,974)	-9.21%

Real estate property level expenses and taxes:
Operating expenses	47,755	55,283	(7,528)	-13.62%
Real estate taxes	30,026	32,776	(2,750)	-8.39%
Interest expense	24,781	26,624	(1,843)	-6.92%

Total real estate property level expenses and taxes	102,562	114,683	(12,121)	-10.57%

Real estate income, net	114,163	124,016	(9,853)	-7.94%
Income from real estate joint ventures and limited partnerships	22,507	30,438	(7,931)	-26.06%
Interest	630	483	147	30.52%

TOTAL INVESTMENT INCOME	137,300	154,937	(17,637)	-11.38%

Expenses—Note 2:
Investment advisory charges	12,045	11,153	892	7.99%
Administrative and distribution charges	5,329	8,851	(3,522)	-39.79%
Mortality and expense risk charges	996	1,232	(236)	-19.17%
Liquidity guarantee charges	2,990	3,272	(282)	-8.61%

TOTAL EXPENSES	21,360	24,508	(3,148)	-12.84%

INVESTMENT INCOME, NET	$115,940	$130,429	$(14,489)	-11.11%

The $22.0 million, or 9.2%, decrease in real estate rental income for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily a result of the seven full and six partial wholly owned property investment sales that occurred in the second half of 2009. The disposed properties accounted for approximately $15.6 million, or 70.9%, of the $22.0 million total change. The remaining $6.4 million is attributed to increased vacancies at certain properties, reduced rental rates and concessions for renewed leases, and lower common area charges resulting from the properties maintaining lower property operating expenses.

Operating expenses declined for the three months ended June 30, 2010 as a result of fewer property investments under management. Property investments that were sold accounted for approximately $4.2 million, or 56.2% of the total decline in operating expenses. The remaining $3.3 million of the decrease in operating expense was primarily attributed to decreases in security and bad debt expenses when compared to the same period in 2009.

Real estate taxes experienced a slight decrease for the period ended June 30, 2010 as compared to the same period in the prior year. This is a result of fewer property investments under management, accounting for approximately $2.2 million of the $2.8 million decrease, as well as lower tax assessments at certain properties.

The $7.9 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to a decrease in revenues as a result of an increase in vacancies as well as rent concessions across the joint venture portfolios held by the Account. Furthermore, the decrease in income from joint ventures and limited partnerships can be attributed to the sale of 16 properties from the DDR joint venture in early 2010. This resulted in less income to the Account as compared to the same period ended June 30, 2009.

The Account incurred a 12.8% or $3.1 million decrease in overall Account level expenses for the three month period ended June 30, 2010 as compared to the period ended June 30, 2009. The decrease in overall expenses is principally due to lower average net assets as compared to the same period in the prior year. Administrative and distribution charges, which closely follow average net assets, accounted for a significant portion of the decrease with approximately $3.5 million or 39.8% lower than the quarter ended June 30, 2009.

The table below shows the net realized and unrealized gains and loss on investments and mortgage loans payable for the three months ended June 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized loss on investments:
Real estate properties	$—	$(8)	$8	-100.00%
Real estate joint ventures and limited partnerships	(19)	—	(19)	—
Marketable securities	—	1	(1)	-100.00%

Total realized loss on investments	(19)	(7)	(12)	171.43%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	212,713	(609,089)	821,802	-134.92%
Real estate joint ventures and limited partnerships	35,455	(469,617)	505,072	-107.55%
Marketable securities	85	(10)	95	-950.00%
Mortgage loans receivable	1,253	(1,426)	2,679	-187.86%
Mortgage loans payable	(8,517)	(86,010)	77,493	-90.10%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	240,989	(1,166,152)	1,407,141	-120.67%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	240,970	(1,166,159)	1,407,129	-120.66%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$356,910	$(1,035,730)	$1,392,640	-134.46%

During the quarter ended June 30, 2010, the Account experienced a net realized and unrealized gain on investments and mortgage loans payable of $241.0 million compared to a net realized and unrealized loss of $1.2 billion for the quarter ended June 30, 2009. The overall change was driven by an increase in the values of the wholly owned real estate properties and investments in real estate joint ventures in the first half of 2010 compared to declining values in the same period in 2009.

The Account’s wholly owned real estate property investments and those held in joint ventures experienced a net realized and unrealized gains during the quarter ended June 30, 2010 as several properties within the portfolio experienced valuation increases. The valuation increases were generally due to property specific reasons such as new leases, improved local market rents, and decreases in projected taxes and other property operating expenses. Almost half of the Account’s unrealized gains during the second quarter of 2010 were experienced at two office property investments within the Washington D.C. market. Approximately 66.3% of the Account’s wholly owned real estate properties experienced no change or increased in fair value during the second quarter of 2010, compared to only 8.3% of wholly owned real estate properties experiencing increases during the second quarter of 2009.

The net unrealized gains on wholly owned investments improved significantly in the three months ended June 30, 2010 compared to the same period ended June 30, 2009. Of the $212.7 million of unrealized gain during the three months ended June 30, 2010, the majority was related to valuation gains ($237.6 million) offset by losses related to foreign currency translation ($24.9 million) as a result of the strengthening U.S. dollar.

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of approximately $35.5 million for the three months ended June 30, 2010. In total, net realized and unrealized gains on investments in joint ventures and limited partnerships was significantly improved compared to the $469.6 million loss experienced during the quarter ended June 30, 2009. Ten joint venture and five limited partnership investments experienced increases in fair value during the second quarter of 2010.

Mortgage loans payable experienced an unrealized loss of approximately $8.5 million during the second quarter of 2010 compared to an unrealized loss of approximately $86.0 million in the same period of 2009. The unrealized loss experienced during the second quarter of 2010 consists of upward debt valuation adjustments (presented as losses to the Account) of approximately $11.3 million offset by approximately $2.8 million of valuation gains as a result of foreign currency translation (due to the strengthening U.S. dollar). The slight valuation adjustments were a result of changes in property values for properties encumbered by debt across the portfolio and their affects on loan to value ratios, which directly impacts property debt valuation

Liquidity and Capital Resources

As of June 30, 2010 and 2009, the Account’s liquid assets (i.e., cash, marketable securities, and receivables for short-term securities sold) had a value of $1.3 billion and $0.5 billion, respectively (approximately 12.2% and 4.6% of the Account’s total investments at such dates, respectively). When compared to June 30, 2009 and December 31, 2009, the Account’s liquid assets have increased by approximately $0.8 billion and $0.6 billion, respectively. These increases are primarily the result of increased net participant activity into the Account and are also the result of income generated from its real estate investments, and income earned from joint venture investments.

During the six months ended June 30, 2010, the Account received $327.0 million in premiums and had an inflow of $299.5 million in net participant transfers from TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while during the six months ended June 30, 2009, the Account received $369.9 million in premiums and had an outflow of $1.4 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF funds (excluding the $1.1 billion of purchases of Liquidity Units by TIAA).

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of Liquidity Units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through August 12, 2010, the TIAA general account did not purchase any additional Liquidity Units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

Net redemption activity has significantly slowed since the first quarter of 2009 and has turned to inflows in 2010. As a result, while management cannot predict whether any future TIAA Liquidity Unit purchases will be required under this liquidity guarantee it is unlikely that additional purchases will be required in the near term. While the Account experienced net participant inflows during the second quarter of 2010, management cannot predict whether the net inflows will continue. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns. Additionally, net outflow activity could require TIAA to purchase additional Liquidity Units, perhaps to a significant degree.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of June 30, 2010, TIAA owned approximately 11.2% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

Management expects, unless the trigger point has been reached, redemptions of Liquidity Units would only occur: (i) once the Account has experienced net participant inflows for an extended period of time and (ii) if the Account is otherwise projected to maintain a level of liquid assets, taking into account any pending and near term cash needs (including for capital expenditures, property cash needs, debt service, and outstanding principal balances at maturity), at or close to its long-term investment goal (currently at least 15% of the Account’s net assets). The independent fiduciary oversees the guarantee features, will approve all redemption of liquidity units, and may authorize or direct the redemption of TIAA’s liquidity units (or a portion thereof) at any time. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise.

The Account’s net investment income continues to be an additional source of liquidity for the Account even though it has decreased from $249.9 million for the six months ended June 30, 2009 to $212.5 million for the six months ended June 30, 2010.

While the Account’s liquid investments dropped below 15% of its total investments during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its net assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. In the near term, the Account’s cash and marketable securities could comprise less than 15% of the Account’s net assets, but management intends to increase and maintain the Account’s holdings in cash and short-term marketable securities to the extent practicable, consistent with its investment strategy and objective. As of June 30, 2010, cash and short-term marketable securities comprised approximately 14.9% of the Account’s net assets and as of July 31, 2010, cash and short-term marketable securities comprised approximately 20.5% of the Account’s net assets.

The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers). As of December 31, 2009, the Account had approximately $704.3 million in principal amount of debt obligations due during 2010 related to wholly owned real estate investments and the Account’s share of debt associated with its investments in joint ventures. On February 26, 2010, the maturity date of a loan in the outstanding principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s joint venture with DDR was extended from 2010 to 2011. The maximum amount that may be drawn under this loan is $213.0 million. The principal amount of debt obligations coming due in the last half of 2010 was $448.6 million.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2010 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

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

As of June 30, 2010, the Account’s loan to value ratio was approximately 28.8%. As discussed in Note 10—Commitments and Subsequent Events, the Account and a joint venture in which the Account maintains an interest obtained additional financing subsequent to June 30, 2010. Taking into account these subsequent events, the Account’s loan to value ratio increased to approximately 30.1%.

Recent Transactions

The following describes property transactions by the Account in the second quarter of 2010. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

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

Valuation of Real Estate Properties

Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. The Account’s real estate properties are generally classified within Level 3 of the valuation hierarchy. Fair value for real estate properties is defined as the most probable price for which a property will sell in a competitive market under all conditions requisite to a fair sale. Determination of fair value involves judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2.% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see—“Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Accumulation and Annuity Funds

The Accumulation Fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The Annuity Fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is equal to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume these mortality and expense risks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2010, represented 87.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

Given the significant concentration (87.2% as of June 30, 2010) of the Account’s total investments being held in real estate and real estate related assets, the Account’s net asset value will experience a more pronounced impact from valuation adjustments to its real properties than it would during periods in which the Account held its target of between 75% and 85% of its net assets in real estate and real estate related assets. The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.

As of June 30, 2010, 12.8% of the Account’s total investments were comprised of marketable securities and an adjustable rate mortgage loan receivable. As of June 30, 2010, marketable securities include high-quality short-term debt instruments (i.e., government agency notes). The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements. The Account’s marketable securities other than its mortgage loan receivable are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity other than the interest rate cap agreements contained in two mortgage loans payable the Account entered into during the third quarter of 2008. These interest rate cap agreements (which cap the interest rate on each mortgage loan payable at 6.5%) are discussed in Note 7 to the Account’s financial statements contained herein.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2010. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 12th day of August, 2010.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 12, 2010	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

August 12, 2010	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer