Form 10-Q
period 2010-09-30
TIAA REAL ESTATE ACCOUNT
filed 2010-11-12
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
September 30, 2010

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,514,048 and $9,408,978)	$7,815,184	$7,437,344
Real estate joint ventures and limited partnerships (cost: $2,268,169 and $2,437,795)	1,543,593	1,514,876
Marketable securities:
Real estate related (cost: $276,943 and $—)	274,715	—
Other (cost: $1,773,884 and $671,235)	1,773,946	671,267
Mortgage loan receivable (cost: $— and $75,000)	—	71,273

Total investments (cost: $13,833,044 and $12,593,008)	11,407,438	9,694,760

Cash and cash equivalents	9,438	24,859
Due from investment advisor	12,489	4,290
Other	184,835	188,794

TOTAL ASSETS	11,614,200	9,912,703

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,845,515 and $1,907,090)	1,843,899	1,858,110
Payable for securities transactions	12	49
Accrued real estate property level expenses	172,836	151,808
Security deposits held	24,355	22,822

TOTAL LIABILITIES	2,041,102	2,032,789

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	9,323,260	7,636,115
Annuity Fund	249,838	243,799

TOTAL NET ASSETS	$9,573,098	$7,879,914

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 9 and 10	44,957	39,473

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$207.384	$193.454

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
INVESTMENT INCOME
Real estate income, net:
Rental income	$222,655	$239,152	$652,025	$719,641

Real estate property level expenses and taxes:
Operating expenses	56,344	59,138	163,410	180,516
Real estate taxes	28,425	30,975	88,193	98,929
Interest expense	30,429	25,159	79,830	76,827

Total real estate property level expenses and taxes	115,198	115,272	331,433	356,272

Real estate income, net	107,457	123,880	320,592	363,369
Income from real estate joint ventures and limited partnerships	28,076	35,163	69,565	95,407
Interest	1,047	406	2,084	1,402
Dividends	1,096	—	1,096	—

TOTAL INVESTMENT INCOME	137,676	159,449	393,337	460,178

Expenses—Note 2:
Investment advisory charges	13,610	11,304	36,541	32,325
Administrative and distribution charges	6,855	8,161	19,286	29,373
Mortality and expense risk charges	1,143	1,112	3,093	3,717
Liquidity guarantee charges	3,429	3,336	9,281	9,356

TOTAL EXPENSES	25,037	23,913	68,201	74,771

INVESTMENT INCOME, NET	112,639	135,536	325,136	385,407

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	85	(12,741)	(1,153)	(29,628)
Real estate joint ventures and limited partnerships	(3,492)	—	(156,744)	—
Marketable securities	2	—	2	1

Net realized (loss) on investments	(3,405)	(12,741)	(157,895)	(29,627)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	249,733	(647,226)	273,007	(2,149,064)
Real estate joint ventures and limited partnerships	62,229	(169,738)	218,158	(872,821)
Marketable securities	(2,264)	4	(2,199)	23
Mortgage loans receivable	2,288	686	3,727	(2,802)
Mortgage loans payable	(7,809)	(7,436)	(42,121)	(22,758)

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	304,177	(823,710)	450,572	(3,047,422)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	300,772	(836,451)	292,677	(3,077,049)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$413,411	$(700,915)	$617,813	$(2,691,642)

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
FROM OPERATIONS
Investment income, net	$112,639	$135,536	$325,136	$385,407
Net realized loss on investments	(3,405)	(12,741)	(157,895)	(29,627)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	304,177	(823,710)	450,572	(3,047,422)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	413,411	(700,915)	617,813	(2,691,642)

FROM PARTICIPANT TRANSACTIONS
Premiums	173,895	164,894	500,934	534,759
Purchase of Liquidity Units by TIAA	—	—	—	1,058,700
Net transfers from (to) TIAA	131,805	(56,629)	205,606	(509,819)
Net transfers from (to) CREF Accounts	342,414	(204,060)	561,691	(1,089,686)
Net transfers from (to) TIAA-CREF Funds	33,171	(36,938)	39,573	(133,317)
Annuity and other periodic payments	(9,646)	(8,911)	(28,743)	(34,224)
Withdrawals and death benefits	(73,322)	(72,247)	(203,690)	(256,052)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	598,317	(213,891)	1,075,371	(429,639)

NET INCREASE (DECREASE) IN NET ASSETS	1,011,728	(914,806)	1,693,184	(3,121,281)
NET ASSETS
Beginning of period	8,561,370	9,302,449	7,879,914	11,508,924

End of period	$9,573,098	$8,387,643	$9,573,098	$8,387,643

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$617,813	$(2,691,642)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss on investments	157,895	29,627
Net change in unrealized (appreciation) depreciation on investments and mortgage loans payable	(450,572)	3,047,422
Capital improvements on real estate properties	(88,947)	(104,164)
Proceeds from sale of real estate properties	—	50,883
Proceeds from mortgage loan receivable	75,000	—
Proceeds from sale of joint ventures and limited partnerships	52,782	—
Purchases of long term investments	(369,385)	(38,454)
(Increase) decrease in other investments	(1,030,289)	123,288
Decrease in payable for securities transactions	(37)	(107)
Change in due from investment advisor	(8,199)	(15,152)
Decrease in other assets	3,039	13,152
Increase in accrued real estate property level expenses	4,907	12,855
Increase (decrease) in security deposits held	1,533	(37)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,034,460)	427,671

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	273,255	—
Principal payments of mortgage loans payable	(329,587)	(2,458)
Premiums	500,934	534,759
Purchase of Liquidity Units by TIAA	—	1,058,700
Net transfers from (to) TIAA	205,606	(509,819)
Net transfers from (to) CREF Accounts	561,691	(1,089,686)
Net transfers from (to) TIAA-CREF Funds	39,573	(133,317)
Annuity and other periodic payments	(28,743)	(34,224)
Withdrawals and death benefits	(203,690)	(256,052)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,019,039	(432,097)

NET DECREASE IN CASH	(15,421)	(4,426)
CASH
Beginning of period	24,859	22,127

End of period	$9,438	$17,701

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$79,677	$76,772

See notes to the financial statements

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

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these financial statements. The Account also has invested in mortgage loans receivable collateralized by commercial real estate properties. Additionally, the Account invests in real estate-related and other publicly-traded securities and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Determination of Investments at Fair Value: The Account reports all investments and investment related mortgage loans payable at fair value. The Financial Accounting Standards Board (“FASB”) has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The following is a description of the valuation methodologies used to determine the fair value of the Account’s investments and investment related mortgage payables.

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

An independent fiduciary, Real Estate Research Corporation has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see “Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Valuation of Mortgage Loans Receivable: Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty.

Valuation of Mortgage Loans Payable: Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.

Accounting for Investments: The investments held by the Account are accounted as follows:

Real Estate Properties: Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.

Real Estate Joint Ventures: The Account has ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions (other than liquidating distributions) from the Joint Ventures are treated as income. Income from the Joint Ventures is recorded based on the Account’s proportional interest in the income when distributed by the Joint Ventures. Income earned (or loss recognized) by the Joint Venture but not yet distributed to the Account is recorded by the Account as unrealized gains and losses.

Limited Partnerships: The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions (other than liquidating distributions) from the investments are treated as income. Unrealized gains and losses are calculated based upon the net asset value of the Limited Partnership and recorded when the financial statements of the Limited Partnerships are received by the Account; however, as circumstances warrant, prior to the receipt of financial statements of a Limited Partnership, the Account will estimate the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities: Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses: Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted.

Realized gains and losses are recorded at the time an investment is sold or a distribution is received. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Liquidating distributions received from Limited Partnerships and Joint Ventures are recognized as realized gains at the time of receipt.

Net Assets: The Account’s net assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash and cash equivalents and investments in marketable securities;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;

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

and then reducing the sum by the Account’s liabilities, including the daily investment management fee, administration and distribution fees, mortality and expense fee, and liquidity guarantee fee, and certain other expenses attributable to operating the Account.

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

Cash and Cash Equivalents: The Account maintains cash balances in bank deposit accounts which, at times, exceed federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of September 30, 2010.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in net realized and unrealized gains and losses on real estate properties and mortgage loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Due to/from Investment Advisor: Due to/from investment advisor represents amounts that were paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels are not adjusted as a result of the Account’s mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of September 30, 2010, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. Since December 2008 and through September 30, 2010, TIAA paid an aggregate of $1.2 billion to purchase these Liquidity Units in multiple transactions. TIAA has purchased no liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of September 30, 2010, TIAA owned approximately 10.5% of the outstanding accumulation units of the Account.

As discussed in Note 2—Management Agreements and Arrangements, T IAA and Services provide services to the Account on an at cost basis. See Note 9—Condensed Financial Information for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.2%	17.3%	11.4%	1.2%	2.9%	57.0%
Apartment	2.6%	6.1%	5.4%	—%	—%	14.1%
Industrial	1.4%	6.6%	3.9%	1.3%	—%	13.2%
Retail	3.3%	1.0%	8.3%	0.3%	2.1%	15.0%
Storage	0.2%	0.2%	0.2%	0.1%	—%	0.7%

Total	31.7%	31.2%	29.2%	2.9%	5.0%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

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

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation Hierarchy: The Account’s fair value measurements are grouped categorically into three levels, as defined by the FASB. The levels are defined as follows:

Level 1—Valuations using unadjusted quoted prices for assets traded in active markets, such as stocks listed on the New York Stock Exchange. Active markets are defined as having the following characteristics for the measured asset or liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information regarding the issuer is publicly available. Level 1 assets held by the Account are generally marketable equity securities.

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

Examples of securities which may be held by the Account and included in Level 2 include certificates of deposit, commercial paper, government agency notes, variable notes, United States treasury bills and debt securities.

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, and mortgage loans receivable and payable.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement.

The Account’s determination of fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, counterparty’s creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable inputs that are applied consistently over time.

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1—Organization and Significant Accounting Policies in more detail, the Account generally obtains independent external appraisals on a quarterly basis; there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010
Real estate properties	$—	$—	$7,815,184	$7,815,184
Real estate joint ventures	—	—	1,305,557	1,305,557
Limited partnerships	—	—	238,036	238,036
Marketable securities:
Real estate related	274,715	—	—	274,715
Government agency notes	—	1,457,742		1,457,742
United States treasury bills	—	316,204	—	316,204

Total Investments at September 30, 2010	$274,715	$1,773,946	$9,358,777	$11,407,438

Mortgage loans payable	$—	$—	$(1,843,899)	$(1,843,899)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Real estate properties	$—	$—	$7,437,344	$7,437,344
Real estate joint ventures	—	—	1,314,603	1,314,603
Limited partnerships	—	—	200,273	200,273
Marketable securities:
Government agency notes	—	465,092	—	465,092
United States treasury bills	—	206,175	—	206,175
Mortgage loan receivable	—	—	71,273	71,273

Total Investments at December 31, 2009	$—	$671,267	$9,023,493	$9,694,760

Mortgage loans payable	$—	$—	$(1,858,110)	$(1,858,110)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2010:
Beginning balance July 1, 2010	$7,517,316	$1,347,670	$227,228	$72,712	$9,164,926	$(1,890,016)
Total realized and unrealized gains (losses) included in changes in net assets	249,818	47,929	10,808	2,288	310,843	(7,809)
Purchases, sales, issuances, and settlements, net(1)	48,050	(90,042)	—	(75,000)	(116,992)	53,926

Ending balance September 30, 2010	$7,815,184	$1,305,557	$238,036	—	$9,358,777	$(1,843,899)

For the nine months ended September 30, 2010:
Beginning balance January 1, 2010	$7,437,344	$1,314,603	$200,273	$71,273	$9,023,493	$(1,858,110)
Total realized and unrealized gains (losses) included in changes in net assets	271,854	32,113	29,301	3,727	336,995	(42,121)
Purchases, sales, issuances, and settlements, net(1)	105,986	(41,159)	8,462	(75,000)	(1,711)	56,332

Ending balance September 30, 2010	7,815,184	1,305,557	238,036	—	9,358,777	(1,843,899)

For the three months ended September 30, 2009:
Beginning balance July 1, 2009	$8,779,353	$1,557,700	$205,029	$68,279	$10,610,361	$(1,843,707)
Total realized and unrealized gains (losses) included in changes in net assets	(659,967)	(158,752)	(10,986)	686	(829,019)	(7,436)
Purchases, sales, issuances, and settlements, net(1)	8,741	8,858	22,151	—	39,750	803

Ending balance September 30, 2009	$8,128,127	$1,407,806	$216,194	$68,965	$9,821,092	$(1,850,340)

For the nine months ended September 30, 2009:
Beginning balance January 1, 2009	$10,305,040	$2,176,711	$286,485	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized losses included in changes in net assets	(2,178,692)	(769,643)	(103,178)	(2,802)	(3,054,315)	(22,758)
Purchases, sales, issuances, and settlements, net(1)	1,779	738	32,887	—	35,404	2,458

Ending balance September 30, 2009	8,128,127	1,407,806	216,194	68,965	9,821,092	(1,850,340)

(1)

This line includes the net of contributions, distributions, and accrued operating income for real estate joint ventures and limited partnerships, principal payments received on mortgage loan receivable and principal payments made on mortgage loans payable.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2010	$249,733	$47,919	$10,808	$—	$308,460	$(7,809)

For the nine months ended September 30, 2010	$273,007	$37,381	$29,301	$—	$339,689	$(42,121)

For the three months ended September 30, 2009	$(659,689)	$(158,752)	$(10,986)	$686	$(828,741)	$(7,436)

For the nine months ended September 30, 2009	$(2,178,153)	$(769,643)	$(103,178)	$(2,802)	$(3,053,776)	$(22,758)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned by the joint ventures. At September 30, 2010, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at September 30, 2010 and December 31, 2009 was $1.3 billion. The Account’s most significant joint venture investment is the DDR TC LLC joint venture (the “DDR Joint Venture”), which is the fifth largest investment in the Account as of September 30, 2010. On July 9, 2010, the Account sold its entire interest in Tyson Executive Plaza II located in McLean, Virginia for a sales price of approximately $28.5 million resulting in a realized loss of $3.5 million.

The Account’s share of the mortgage loans payable within the joint venture investments at fair value was approximately $1.6 billion and $1.8 billion at September 30, 2010 and December 31, 2009, respectively. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was approximately $1.6 billion and $2.0 billion at September 30, 2010 and December 31, 2009, respectively.

On February 26, 2010, the maturity date of a loan in the outstanding principal amount of $168.3 million (with the Account’s share totaling $143.1 million) with respect to certain of the properties held in the Account’s investment within the DDR Joint Venture was extended from February 2010 to February 2011. The maximum amount that may be drawn under this loan is $213.0 million. During the second quarter of 2010, the Account contributed a total of approximately $79.0 million to certain properties within the DDR Joint Venture to fund the Account’s share of debt associated with properties within the DDR Joint Venture that came due and was paid off during that quarter.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in thousands):

	September 30, 2010	September 30, 2009	December 31, 2009
	(Unaudited)	(Unaudited)
Assets
Real estate properties, at fair value	$4,321,035	$4,838,397	$4,618,202
Other assets	145,583	93,054	89,569

Total assets	4,466,618	4,931,451	4,707,771

Liabilities and Equity
Mortgage loans payable, at fair value	$2,235,357	$2,579,618	$2,526,666
Other liabilities	103,033	69,247	52,639

Total liabilities	2,338,390	2,648,865	2,579,305
Net Assets	2,128,228	2,282,586	2,128,466

Total liabilities and equity	$4,466,618	$4,931,451	$4,707,771

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Year Ended December 31, 2009
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$350,360	$401,874	$519,239
Expenses	219,011	241,602	317,428

Excess of revenues over expenses	$131,349	$160,272	$201,811

On April 30, 2010 one of the properties held within the DDR Joint Venture defaulted on its interest payment on the $7.4 million mortgage secured by such property. On April 30, 2010, the loan matured in accordance with its terms and the venture did not make the required pay off on such date. Currently, the managing member of the venture is in negotiations with the lender regarding such defaults. These defaults on this non-recourse loan did not impact any of the other properties within the venture, the venture itself, or the Account.

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At September 30, 2010, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $238.0 million and $200.3 million at September 30, 2010 and December 31, 2009, respectively.

Note 8—Mortgage Loans Payable

At September 30, 2010, the Account had outstanding mortgage loans payable secured by the following properties (in thousands, unaudited):

Property Description	Interest Rate and Payment Frequency(3)	Principal Amounts as of September 30, 2010	Maturity
		(Unaudited)
Ontario Industrial Portfolio(1)	7.42% paid monthly	8,282	May 1, 2011
1 & 7 Westferry Circus(2)(5)	5.40% paid quarterly	211,511	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24,842	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8,446	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112,700	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	114,013	December 7, 2014
1050 Lenox Park Apartments(5)(9)	4.43% paid monthly	24,000	August 1, 2015
San Montego Apartments(5)(6)(9)	4.47% paid monthly	21,780	August 1, 2015
Montecito Apartments(5)(6)(9)	4.47% paid monthly	20,250	August 1, 2015
Phoenician Apartments(5)(6)(9)	4.47% paid monthly	21,280	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	85,865	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	41,133	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	35,129	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	41,088	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
The Legend at Kierland(5)(7)(9)	4.97% paid monthly	21,825	August 1,2017
The Tradition at Kierland(5)(7)(9)	4.97% paid monthly	25,800	August 1,2017
Red Canyon at Palomino Park(5)(8)(9)	5.34% paid monthly	27,120	August 1, 2020
Green River at Palomino Park(5)(8)(9)	5.34% paid monthly	33,220	August 1, 2020
Blue Ridge at Palomino Park(5)(8)(9)	5.34% paid monthly	33,380	August 1, 2020
Ashford Meadows(5)(6)(9)	5.17% paid monthly	44,600	August 1, 2020
Publix at Weston Commons(5)	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,845,515
Fair Value Adjustment(4)		(1,616)

Total mortgage loans payable		1,843,899

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal had been converted to U.S. dollars using the exchange rate as of September 30, 2010. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $21 million.

(3)	Interest rates are fixed, unless stated otherwise.

(4)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 to these financial statements.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowing entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

(9)	During the quarter ended September 30, 2010 the account entered into several new loans in the aggregate amount of $273.3 million.

During the quarter ended September 30, 2010 the Account repaid a total of $326.0 million of its mortgage loans payable associated with its wholly owned real estate investments at 701 Brickell and Four Oaks Place.

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Nine Months Ended September 30, 2010	Years Ended December 31,
		2009	2008	2007
	(Unaudited)
Per Accumulation Unit data:
Rental income	$15.243	$22.649	$18.794	$17.975
Real estate property level expenses and taxes	7.748	11.193	9.190	8.338

Real estate income, net	7.495	11.456	9.604	9.637
Other income	1.700	2.778	3.808	4.289

Total income	9.195	14.234	13.412	13.926
Expense charges(1)	1.594	2.280	2.937	2.554

Investment income, net	7.601	11.954	10.475	11.372
Net realized and unrealized gain (loss) oninvestments and mortgage loans payable	6.329	(85.848)	(54.541)	26.389

Net increase (decrease) in Accumulation Unit Value	13.930	(73.894)	(44.066)	37.761
Accumulation Unit Value:
Beginning of period	193.454	267.348	311.414	273.653

End of period	$207.384	$193.454	$267.348	$311.414

Total return(2)	7.20%	-27.64%	-14.15%	13.80%
Ratios to average net assets(2)
Expenses(1)	0.82%	1.01%	0.95%	0.87%
Investment income, net	3.93%	5.29%	3.38%	3.88%
Portfolio turnover rate(2)
Real estate investments(3)	0.57%	0.75%	0.64%	5.59%
Marketable securities(4)	—	—	25.67%	13.03%
Accumulation Units outstanding at end of period (in thousands):	44,957	39,473	41,542	55,106
Net assets end of period (in thousands)	$9,573,098	$7,879,914	$11,508,924	$17,660,537

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2010 would be $9.342 ($13.473, $12.127, and $10.892 for the years ended December 31, 2009, 2008 and 2007, respectively), and the Ratio of Expenses to average net assets for the nine months ended September 30, 2010 would be 4.83% (5.96%, 3.91%, and 3.71% for the years ended December 31, 2009, 2008, and 2007, respectively).

(2)	Amounts for the nine month period ended September 30, 2010 are not annualized.

(3)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period. Amounts for the nine months ended September 30, 2010 are not annualized.

(4)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period. Amounts for the nine months ended September 30, 2010 are not annualized.

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For the Nine Months Ended September 30, 2010	For The Year Ended, December 31, 2009
	(Unaudited)
Outstanding:
Beginning of period	39,473	41,542
Credited for premiums	2,570	3,141
Credited for Purchase of units by TIAA (see Note 3)	—	4,139
Net units credited (cancelled) for transfers, net disbursements and amounts applied to the Annuity Fund	2,914	(9,349)

End of period	44,957	39,473

Note 11—Commitments, Contingencies, and Subsequent Events

Commitments—As of September 30, 2010, the Account had outstanding commitments to purchase additional interests in three of its limited partnership investments. As of September 30, 2010, the Account’s remaining commitments totaled $33.7 million, which can be called in full or in part by each limited partnership at any time.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Subsequent Events—Subsequent to September 30, 2010, the Account purchased an additional $201.7 million of real estate-related marketable securities.

Note 12—New Accounting Pronouncements

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

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—68.51% and 76.71%

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Alabama:
Inverness Center	Office	$92,674		$90,315
Arizona:
Camelback Center	Office	33,085		37,774
Kierland Apartment Portfolio	Apartments	91,848	(1)	78,060
Phoenix Apartment Portfolio	Apartments	23,194		21,767
California:
3 Hutton Centre Drive	Office	28,900		28,752
50 Fremont Street	Office	308,504	(1)	284,283	(1)
88 Kearny Street	Office	60,149		61,600
275 Battery Street	Office	171,801		164,390
Rancho Cucamonga Industrial Portfolio	Industrial	76,125		57,327
Centerside I	Office	34,530		27,012
Centre Pointe and Valley View	Industrial	17,705		18,929
Great West Industrial Portfolio	Industrial	66,800		65,000
Larkspur Courts	Apartments	65,222		50,111
Northern CA RA Industrial Portfolio	Industrial	38,779		42,437
Ontario Industrial Portfolio	Industrial	204,486	(1)	167,998	(1)
Pacific Plaza	Office	53,495	(1)	60,075	(1)
Regents Court	Apartments	62,505	(1)	50,505	(1)
Southern CA RA Industrial Portfolio	Industrial	70,792		75,817
The Legacy at Westwood	Apartments	86,460	(1)	77,836	(1)
Wellpoint	Office	41,000		37,400
Westcreek	Apartments	27,609		23,061
West Lake North Business Park	Office	40,529		32,407
Westwood Marketplace	Retail	89,001		77,077
Wilshire Rodeo Plaza	Office	152,807	(1)	151,209	(1)
Colorado:
Palomino Park	Apartments	163,041	(1)	143,907
The Lodge at Willow Creek	Apartments	38,023		31,624
Connecticut:
Ten & Twenty Westport Road	Office	107,060		126,860
Florida:
701 Brickell Avenue	Office	192,890		198,630	(1)
North 40 Office Complex	Office	36,164		33,969
Plantation Grove	Retail	9,200		9,600
Pointe on Tampa Bay	Office	36,539		35,060
Publix at Weston Commons	Retail	42,509	(1)	38,100	(1)
Quiet Waters at Coquina Lakes	Apartments	21,421		19,918
Seneca Industrial Park	Industrial	59,979		62,341
South Florida Apartment Portfolio	Apartments	54,272		48,366
Suncrest Village Shopping Center	Retail	12,300		12,329

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Florida: (continued)
The Fairways of Carolina	Apartments	$20,224		$18,628
Urban Centre	Office	81,045		80,282
France:
Printemps de L’Homme	Retail	189,391		200,995
Georgia:
Atlanta Industrial Portfolio	Industrial	38,202		39,519
Glenridge Walk	Apartments	33,436		30,326
Reserve at Sugarloaf	Apartments	43,007	(1)	37,710	(1)
Shawnee Ridge Industrial Portfolio	Industrial	49,901		52,219
Windsor at Lenox Park	Apartments	50,533	(1)	48,223
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	49,803		48,304
Chicago Industrial Portfolio	Industrial	57,776		60,908
Oak Brook Regency Towers	Office	69,466		64,265
Parkview Plaza	Office	42,860		44,360
Maryland:
Broadlands Business Park	Industrial	24,300		23,600
GE Appliance East Coast Distribution Facility	Industrial	29,300		28,900
Massachusetts:
99 High Street	Office	241,932	(1)	253,557	(1)
Needham Corporate Center	Office	14,576		16,196
Northeast RA Industrial Portfolio	Industrial	21,300		24,845
The Newbry	Office	216,934		230,375
Minnesota:
Champlin Marketplace	Retail	12,750		13,801
Nevada:
Fernley Distribution Facility	Industrial	7,100		7,600
New Jersey:
Konica Photo Imaging Headquarters	Industrial	14,400		15,100
Marketfair	Retail	64,089		65,594
Morris Corporate Center III	Office	63,917		66,478
Plainsboro Plaza	Retail	27,460		26,962
South River Road Industrial	Industrial	35,320		28,656
New York:
780 Third Avenue	Office	272,414		240,077
The Colorado	Apartments	113,943	(1)	110,144	(1)
Pennsylvania:
Lincoln Woods	Apartments	26,921		28,728
Tennessee:
Airways Distribution Center	Industrial	12,450		12,600
Summit Distribution Center	Industrial	15,633		12,300

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
		(Unaudited)
Texas:
Dallas Industrial Portfolio	Industrial	$123,277		$125,275
Four Oaks Place	Office	366,381		409,027	(1)
Houston Apartment Portfolio	Apartments	183,902	(1)	179,717
Lincoln Centre	Office	194,196	(1)	202,029	(1)
Pinnacle Industrial Portfolio	Industrial	32,500		34,148
South Frisco Village	Retail	28,674	(1)	26,900	(1)
The Caruth	Apartments	53,175	(1)	49,641	(1)
The Maroneal	Apartments	35,566		32,179
United Kingdom:
1 & 7 Westferry Circus	Office	262,511	(1)	239,036	(1)
Virginia:
8270 Greensboro Drive	Office	28,100		34,200
Ashford Meadows Apartments	Apartments	93,775	(1)	71,105
One Virginia Square	Office	51,300		40,503
The Ellipse at Ballston	Office	74,409		65,505
Washington:
Creeksides at Centerpoint	Office	16,381		18,724
Fourth and Madison	Office	307,000	(1)	295,000	(1)
Millennium Corporate Park	Office	120,000		116,548
Northwest RA Industrial Portfolio	Industrial	14,803		17,800
Rainier Corporate Park	Industrial	59,044		65,277
Regal Logistics Campus	Industrial	46,395		47,955
Washington DC:
1001 Pennsylvania Avenue	Office	587,653	(1)	480,622	(1)
1401 H Street, NW	Office	169,672	(1)	143,555	(1)
1900 K Street, NW	Office	240,075		204,000
Mazza Gallerie	Retail	74,614		65,500

TOTAL REAL ESTATE PROPERTIES
(Cost $9,514,048 and $9,408,978)		7,815,184		7,437,344

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—13.53% and 15.63%
REAL ESTATE JOINT VENTURES—11.44% and 13.56%

Location/Description	Fair Value
	2010		2009
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$150,202	(2)	$133,227	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	63,521		66,435
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	231,804	(2)	252,432	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	152,674		162,204
West Dade Associates
Miami International Mall (50% Account Interest)	90,236	(2)	76,856	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	39,165		30,952
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	140,702		129,922
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	43,090	(2)	37,262	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	—		26,275
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	306,553	(2,3)	312,182	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	50,560	(2,3)	46,269	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	37,050	(2,3)	40,587	(2,3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $1,963,929 and $2,142,016 )	1,305,557		1,314,603

LIMITED PARTNERSHIPS—2.09% and 2.07%
Cobalt Industrial REIT (10.998% Account Interest)	22,044		20,341
Colony Realty Partners LP (5.27% Account Interest)	16,400		12,123
Heitman Value Partners Fund (8.43% Account Interest)	16,103		13,736
Lion Gables Apartment Fund (18.46% Account Interest)	163,429		142,999
MONY/Transwestern Mezz RP II (16.67% Account Interest)	11,375		9,267
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	8,685		1,807

TOTAL LIMITED PARTNERSHIPS
(Cost $304,240 and $295,779)	238,036		200,273

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,268,169 and $2,437,795 )	1,543,593		1,514,876

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

MARKETABLE SECURITIES—17.96% and 6.93%
REAL ESTATE RELATED EQUITY SECURITIES—2.41% and—  %

Shares		Issuer	Fair Value
2010	2009		2010	2009
			(Unaudited)
27,966	—	Acadia Realty Trust	$531	$—
7,326	—	Agree Realty Corporation	185	—
950	—	Alexander’s, Inc.	300	—
33,414	—	Alexandria Real Estate Equities, Inc.	2,339	—
112,776	—	AMB Property Corporation	2,985	—
44,162	—	American Campus Communities, Inc.	1,344	—
78,333	—	Apartment Investment and Management Company	1,675	—
36,180	—	Ashford Hospitality Trust, Inc.	327	—
17,754	—	Associated Estates Realty Corporation	248	—
55,237	—	Avalonbay Communities, Inc.	5,741	—
75,813	—	BioMed Realty Trust, Inc.	1,359	—
93,180	—	Boston Properties, Inc.	7,745	—
88,611	—	Brandywine Realty Trust	1,085	—
41,964	—	BRE Properties, Inc.	1,742	—
44,069	—	Camden Property Trust	2,114	—
37,048	—	CapLease, Inc.	207	—
92,275	—	CBL & Associates Properties, Inc.	1,205	—
43,540	—	Cedar Shopping Centers, Inc.	265	—
5,636	—	Chatham Lodging Trust	105	—
2,800	—	Chesapeake Lodging Trust	46	—
36,143	—	Cogdell Spencer Inc.	228	—
47,430	—	Colonial Properties Trust	768	—
39,928	—	Corporate Office Properties Trust	1,490	—
70,861	—	Cousins Properties Incorporated	506	—
145,950	—	DCT Industrial Trust Inc.	699	—
166,909	—	Developers Diversified Realty Corporation	1,873	—
102,306	—	DiamondRock Hospitality Company	971	—
56,884	—	Digital Realty Trust, Inc.	3,510	—
61,216	—	Douglas Emmett, Inc.	1,072	—
167,846	—	Duke Realty Corporation	1,945	—
39,026	—	DuPont Fabros Technology, Inc.	982	—
18,533	—	EastGroup Properties, Inc.	693	—
40,599	—	Education Realty Trust, Inc.	290	—
32,002	—	Entertainment Properties Trust	1,382	—
20,715	—	Equity Lifestyle Properties, Inc.	1,129	—
32,256	—	Equity One, Inc.	544	—
189,588	—	Equity Residential	9,019	—
20,009	—	Essex Property Trust, Inc.	2,190	—
12,220	—	Excel Trust, Inc.	138	—
59,179	—	Extra Space Storage Inc.	949	—
41,124	—	Federal Realty Investment Trust	3,358	—
65,809	—	FelCor Lodging Trust Incorporated	303	—
44,963	—	First Industrial Realty Trust, Inc.	228	—
26,042	—	First Potomac Realty Trust	391	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2010	2009		2010	2009
			(Unaudited)
50,899	—	Franklin Street Properties Corp.	$632	$—
15,496	—	Getty Realty Corp.	416	—
2,200	—	Gladstone Commercial Corporation	38	—
56,752	—	Glimcher Realty Trust	349	—
20,829	—	Government Properties Income Trust	556	—
196,806	—	HCP, Inc.	7,081	—
81,776	—	Health Care REIT, Inc.	3,871	—
42,670	—	Healthcare Realty Trust Incorporated	998	—
90,327	—	Hersha Hospitality Trust	468	—
47,106	—	Highwoods Properties, Inc.	1,530	—
24,445	—	Home Properties, Inc.	1,293	—
83,221	—	Hospitality Properties Trust	1,858	—
436,817	—	Host Hotels & Resorts, Inc.	6,325	—
44,080	—	HRPT Properties Trust	1,128	—
47,060	—	Inland Real Estate Corporation	391	—
37,526	—	Investors Real Estate Trust	314	—
1,500,000	—	iShares Dow Jones US Real Estate Index Fund	79,318	—
34,395	—	Kilroy Realty Corporation	1,140	—
268,554	—	Kimco Realty Corporation	4,230	—
23,063	—	Kite Realty Group Trust	102	—
46,189	—	LaSalle Hotel Properties	1,080	—
75,367	—	Lexington Realty Trust	540	—
68,111	—	Liberty Property Trust	2,173	—
15,584	—	LTC Properties, Inc.	398	—
48,087	—	Mack-Cali Realty Corporation	1,573	—
76,615	—	Medical Properties Trust, Inc.	777	—
20,430	—	Mid-America Apartment Communities, Inc.	1,191	—
3,951	—	Mission West Properties, Inc.	27	—
12,083	—	Monmouth Real Estate Investment Corporation	94	—
19,075	—	National Health Investors, Inc.	840	—
56,547	—	National Retail Properties, Inc.	1,420	—
80,437	—	Nationwide Health Properties, Inc.	3,110	—
62,688	—	Omega Healthcare Investors, Inc.	1,407	—
8,894	—	One Liberty Properties, Inc.	142	—
11,862	—	Parkway Properties, Inc.	176	—
37,022	—	Pennsylvania Real Estate Investment Trust	439	—
47,752	—	Piedmont Office Realty Trust, Inc.	903	—
109,826	—	Plum Creek Timber Company, Inc.	3,877	—
32,106	—	Post Properties, Inc.	896	—
27,261	—	Potlatch Corporation	927	—
315,508	—	ProLogis	3,717	—
12,614	—	PS Business Parks, Inc.	714	—
85,851	—	Public Storage, Inc.	8,331	—
27,234	—	Ramco-Gershenson Properties Trust	292	—
53,732	—	Rayonier Inc.	2,693	—
70,566	—	Realty Income Corporation	2,379	—
53,992	—	Regency Centers Corporation	2,131	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2010	2009		2010	2009
			(Unaudited)
4,236	—	Saul Centers, Inc.	$178	$—
85,656	—	Senior Housing Properties Trust	2,013	—
194,820	—	Simon Property Group, Inc.	18,068	—
51,830	—	SL Green Realty Corp.	3,282	—
18,965	—	Sovran Self Storage, Inc.	719	—
99,403	—	Strategic Hotels & Resorts, Inc.	421	—
11,136	—	Sun Communities, Inc.	342	—
62,927	—	Sunstone Hotel Investors, L.L.C.	571	—
27,009	—	Tanger Factory Outlet Centers, Inc.	1,273	—
27,678	—	Taubman Centers, Inc.	1,235	—
4,682	—	Terreno Realty Corporation	85	—
85,681	—	The Macerich Company	3,680	—
107,848	—	UDR, Inc.	2,278	—
6,105	—	Universal Health Realty Income Trust	210	—
13,406	—	Urstadt Biddle Properties Inc.	242	—
64,629	—	U-Store-It Trust	540	—
105,174	—	Ventas, Inc.	5,424	—
122,317	—	Vornado Realty Trust	10,462	—
41,408	—	Washington Real Estate Investment Trust	1,314	—
81,088	—	Weingarten Realty Investors	1,769	—
9,526	—	Winthrop Realty Trust	118	—

TOTAL REAL ESTATE RELATED EQUITY SECURITIES (Cost $276,943 and $—)			274,715	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

OTHER MARKETABLE SECURITIES—15.55% and 6.93%
GOVERNMENT AGENCY NOTES—12.78% and 4.80%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$4,700	Fannie Mae Discount Notes	0.041%	1/13/10	$—	$4,700
—	25,000	Fannie Mae Discount Notes	0.091%	1/19/10	—	25,000
—	49,300	Fannie Mae Discount Notes	0.020%	1/27/10	—	49,299
—	25,000	Fannie Mae Discount Notes	0.051%	2/4/10	—	24,999
—	20,000	Fannie Mae Discount Notes	0.091%	2/8/10	—	19,999
—	18,873	Fannie Mae Discount Notes	0.071%	2/16/10	—	18,872
—	10,000	Fannie Mae Discount Notes	0.101%	3/1/10	—	9,999
—	17,470	Fannie Mae Discount Notes	0.167%	5/5/10	—	17,463
25,000	—	Fannie Mae Discount Notes	0.183%	10/1/10	25,000	—
8,392	—	Fannie Mae Discount Notes	0.193%	10/5/10	8,392	—
8,225	—	Fannie Mae Discount Notes	0.203%	10/6/10	8,225	—
50,000	—	Fannie Mae Discount Notes	0.198%	10/12/10	49,998	—
10,300	—	Fannie Mae Discount Notes	0.203%	10/13/10	10,300	—
34,520	—	Fannie Mae Discount Notes	0.203%	10/18/10	34,518	—
30,325	—	Fannie Mae Discount Notes	0.193%	10/20/10	30,323	—
30,185	—	Fannie Mae Discount Notes	0.178%-0.198%	10/25/10	30,183	—
50,000	—	Fannie Mae Discount Notes	0.172%	10/27/10	49,996	—
30,000	—	Fannie Mae Discount Notes	0.203%	11/1/10	29,997	—
14,050	—	Fannie Mae Discount Notes	0.203%	11/2/10	14,048	—
33,430	—	Fannie Mae Discount Notes	0.249%	11/8/10	33,426	—
39,090	—	Fannie Mae Discount Notes	0.172%-0.178%	11/10/10	39,085	—
43,790	—	Fannie Mae Discount Notes	0.172%	11/22/10	43,782	—
20,520	—	Fannie Mae Discount Notes	0.218%	11/24/10	20,516	—
20,031	—	Fannie Mae Discount Notes	0.183%	12/15/10	20,025	—
9,530	—	Fannie Mae Discount Notes	0.188%	12/17/10	9,527	—
—	10,990	Federal Home Loan Bank Discount Notes	0.001%	1/4/10	—	10,990
—	4,419	Federal Home Loan Bank Discount Notes	0.041%	1/13/10	—	4,419
—	44,000	Federal Home Loan Bank Discount Notes	0.081%	1/15/10	—	44,000
—	25,300	Federal Home Loan Bank Discount Notes	0.071%	1/22/10	—	25,300
—	41,200	Federal Home Loan Bank Discount Notes	0.051%	2/24/10	—	41,200
—	15,770	Federal Home Loan Bank Discount Notes	0.081%	3/5/10	—	15,770
10,000	—	Federal Home Loan Bank Discount Notes	0.010%	10/1/10	10,000	—
31,490	—	Federal Home Loan Bank Discount Notes	0.198%	10/8/10	31,489	—
50,500	—	Federal Home Loan Bank Discount Notes	0.162%-0.193%	10/15/10	50,498	—
139,977	—	Federal Home Loan Bank Discount Notes	0.041%-0.183%	10/20/10	139,970	—

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$27,400	$—	Federal Home Loan Bank Discount Notes	0.162%	10/22/10	$27,398	$—
45,800	—	Federal Home Loan Bank Discount Notes	0.178%	10/29/10	45,796	—
28,000	—	Federal Home Loan Bank Discount Notes	0.172%	11/3/10	27,997	—
25,000	—	Federal Home Loan Bank Discount Notes	0.178%	11/5/10	24,997	—
8,990	—	Federal Home Loan Bank Discount Notes	0.183%	11/17/10	8,989	—
25,000	—	Federal Home Loan Bank Discount Notes	0.172%	11/19/10	24,996	—
28,000	—	Federal Home Loan Bank Discount Notes	0.122%	11/30/10	27,994	—
20,000	—	Federal Home Loan Bank Discount Notes	0.183%	12/1/10	19,995	—
20,000	—	Federal Home Loan Bank Discount Notes	0.271%	5/6/11	19,996	—
100,000	—	Federal Home Loan Bank Discount Notes	0.269%	8/12/11	99,986	—
—	10,000	Freddie Mac Discount Notes	0.091%	1/20/10	—	10,000
—	50,541	Freddie Mac Discount Notes	0.041%-0.076%	1/25/10	—	50,540
—	11,800	Freddie Mac Discount Notes	0.051%	2/2/10	—	11,800
—	47,000	Freddie Mac Discount Notes	0.030%	2/16/10	—	46,998
—	19,010	Freddie Mac Discount Notes	0.132%	2/26/10	—	19,009
—	5,736	Freddie Mac Discount Notes	0.081%	3/1/10	—	5,736
—	9,000	Freddie Mac Discount Notes	0.071%	3/8/10	—	8,999
33,710	—	Freddie Mac Discount Notes	0.183%-0.203%	10/4/10	33,710	—
12,000	—	Freddie Mac Discount Notes	0.203%	10/13/10	12,000	—
7,800	—	Freddie Mac Discount Notes	0.203%	10/19/10	7,800	—
14,620	—	Freddie Mac Discount Notes	0.167%	10/26/10	14,619	—
21,510	—	Freddie Mac Discount Notes	0.203%	10/27/10	21,508	—
11,188	—	Freddie Mac Discount Notes	0.198%	10/28/10	11,187	—
100,000	—	Freddie Mac Discount Notes	0.112%	11/8/10	99,987	—
35,610	—	Freddie Mac Discount Notes	0.172%	11/15/10	35,605	—
10,655	—	Freddie Mac Discount Notes	0.203%	11/16/10	10,653	—
11,500	—	Freddie Mac Discount Notes	0.218%	11/17/10	11,498	—
49,570	—	Freddie Mac Discount Notes	0.178%	11/23/10	49,561	—
33,000	—	Freddie Mac Discount Notes	0.183%	11/29/10	32,993	—
25,175	—	Freddie Mac Discount Notes	0.183%	12/2/10	25,169	—
25,000	—	Freddie Mac Discount Notes	0.183%	12/6/10	24,994	—
28,510	—	Freddie Mac Discount Notes	0.188%	12/14/10	28,502	—
20,520	—	Freddie Mac Discount Notes	0.193%	12/20/10	20,514	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,457,697 and $465,072 )					1,457,742	465,092

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENT OF INVESTMENTS
September 30, 2010 and December 31, 2009
(Dollar values shown in thousands)

UNITED STATES TREASURY BILLS—2.77% and 2.13%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$24,515	United States Treasury Bills	0.066%-0.152%	2/25/10	$—	$24,514
—	47,200	United States Treasury Bills	0.137%-0.162%	4/22/10	—	47,189
—	52,530	United States Treasury Bills	0.122%-0.147%	5/13/10	—	52,506
—	62,015	United States Treasury Bills	0.127%-0.147%	5/20/10	—	61,981
—	20,000	United States Treasury Bills	0.137%	5/27/10	—	19,985
29,600	—	United States Treasury Bills	0.167%	10/7/10	29,599	—
28,325	—	United States Treasury Bills	0.227%	10/14/10	28,324	—
30,100	—	United States Treasury Bills	0.142%-0.228%	10/21/10	30,098	—
50,000	—	United States Treasury Bills	0.147%-0.153%	11/12/10	49,995	—
50,000	—	United States Treasury Bills	0.163%-0.168%	11/18/10	49,992	—
25,000	—	United States Treasury Bills	0.153%	11/26/10	24,994	—
25,000	—	United States Treasury Bills	0.160%	12/2/10	24,994	—
25,000	—	United States Treasury Bills	0.180%	12/9/10	24,994	—
5,800	—	United States Treasury Bills	0.169%	12/30/10	5,798	—
25,800	—	United States Treasury Bills	0.227%	3/31/11	25,885	—
21,450	—	United States Treasury Bills	0.231%	4/30/11	21,531	—

TOTAL UNITED STATES TREASURY BILLS (Cost $316,187 and $206,163)					316,204	206,175

TOTAL OTHER MARKETABLE SECURITIES (Cost $1,773,884 and $671,235)					1,773,946	671,267

TOTAL MARKETABLE SECURITIES (Cost $2,050,827 and $671,235 )					2,048,661	671,267

MORTGAGE LOAN RECEIVABLE —% and 0.73%

Principal		Borrower	Current Rate(5)	Maturity Date	Fair Value
2010	2009				2010	2009
					(Unaudited)
$—	$75,000	Klingle Corporation	—	—	$—	$71,273

TOTAL MORTGAGE LOAN RECEIVABLE (Cost $ - and $75,000 )					—	71,273

TOTAL INVESTMENTS (Cost $13,833,044 and $12,593,008)					$11,407,438	$9,694,760

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	Current rate represented the interest rate as of the current report date. At December 31, 2009, the interest rate on this investment was 1.04%.

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

•

Foreign Investments: The risks associated with purchasing, owning and disposing of foreign investments (primarily real estate properties), including political risk and the risk associated with currency fluctuations;

•

Conflicts of Interest: Conflicts of interest associated with TIAA serving as investment manager of the Account and provider of the liquidity guarantee at the same time as TIAA and its affiliates are serving as an investment manager to other real estate accounts or funds, including conflicts associated with satisfying its fiduciary duties to all such accounts and funds associated with purchasing, selling and leasing of properties;

•

Required Property Sales: The risk that, if TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee, the independent fiduciary could require the sales of properties to reduce TIAA’s ownership interest, which sales could occur at times and at prices that depress the sale proceeds to the Account;

•

Liquid Assets and Securities: Risks associated with investments in liquid assets or investment securities (which could include, from time to time, corporate bonds, REIT securities and Commercial Mortgage Backed Securities), including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk; and

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

Non Real Estate-Related Investments. The Account will invest the remaining portion of its assets (intended to be between 15% and 25% of its net assets) in non real estate-related liquid investments; namely, securities issued by U.S. government agencies or U.S. government sponsored entities, corporate debt securities, money market instruments and, at times, stock of companies that do not primarily own or manage real estate. There will be periods of time (including in late 2008 and throughout 2009) during which the Account’s liquid investments will comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows. Alternatively, in some circumstances, the portion of the Account’s net assets invested in liquid investments may exceed 25%. This could happen, for example, if the Account receives a large inflow of money in a short period of time, there is a lack of attractive real estate investments available on the market, and/or the Account anticipates more near-term cash needs.

THIRD QUARTER 2010 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in either single-family residential real estate or residential mortgage-backed securities.

Economic and Capital Markets Overview and Outlook

After three consecutive quarters of economic growth that began in the third quarter of 2009, the economic recovery began to slow down in the second quarter of 2010. The slowdown was due largely to cautious hiring by U.S. businesses and constrained spending by U.S. households. Currently available data suggest that the rate of growth has remained modest in recent months, and the Federal Reserve has begun to consider new measures to stimulate the economy. Fears of a “double dip” recession have diminished but nonetheless remain: the outlook for the remainder of 2010 and the first half of 2011 is for ongoing weak growth. The Bureau of Economic Analysis’ advance estimate of GDP growth for the third quarter of 2010 was 2.0%, which was slightly stronger than the tepid 1.7% gain in the second quarter of 2010. By comparison, GDP grew 3.7% in the first quarter of 2010. The improvement of GDP growth in the third quarter of 2010 as compared to the second quarter of 2010 was largely due to increases in consumer spending and businesses’ replenishment of inventories as a result of stronger sales earlier in the year. However, the pickup in consumer spending and inventory replenishment was modest. Businesses’ hesitancy to hire and add to inventories is likely to carryover into the fourth quarter as key economic indicators suggest that the recovery remains on shaky ground. Many measures of economic activity remain well below the levels attained at the height of the economic expansion. Even though the recession officially ended more than a year ago, hiring remains lackluster as only 0.6 million of the 8.3 million jobs lost since the recession began have been regained.

Prospects for the global recovery also weakened during the third quarter due in part to a recurrence of Europe’s sovereign debt crisis. The crisis, which was triggered by the potential default of Greece in early 2010, had seemingly receded after a $1 trillion rescue fund was used by the European Union and International Monetary Fund to purchase sovereign debt and bolster the value of the euro. However, the crisis flared up again when investors became concerned about Ireland’s sovereign debt after estimates of the cost to bailout several nationalized Irish banks were raised significantly. Investors were also concerned that austerity measures proposed by European governments to reduce government spending in order to meet debt limitations imposed by the European Union would further depress economic growth in Europe. The value of the euro, which declined 15% earlier in 2010, has appreciated since hitting a low late in the second quarter of 2010. The recent stabilization of the euro has allayed fears that a weak euro would exacerbate the slowdown; however, economic conditions remain weak throughout Europe and will hamper the global recovery.

Despite the uncertain economic environment, the Dow Jones Industrial Average added 10% in the third quarter of 2010, ending the quarter above the psychologically important 10,000 mark, and then breaching 11,000 early in the fourth quarter. Similarly, the S&P 500 added 11% during the quarter and ended the quarter above 1,100. Investors responded positively to strong earnings reports from U.S. companies, and particularly those with sizeable international operations. Nonetheless, investors were hedging their bets as Treasuries and gold attracted considerable interest. Heightened economic uncertainty and investors’ expectations of further Federal Reserve purchases of Treasuries pushed down the yield on the 10-year Treasury Note to 2.50%, the lowest rate since late 2008 and early 2009. At the same time, gold prices soared due to surging demand from the developing world, its perception as a safe haven in times of economic uncertainty, and speculation. The dollar weakened against the euro and most other major currencies, giving up gains from the first half of the year. However, the dollar remained largely unchanged versus China’s yuan (or “renminbi”) because China, which manages its currency to a nearly fixed exchange rate, has kept the yuan undervalued to stimulate exports and slow imports. This has led to tensions with the U.S. over the large trade deficit, and urging by U.S. government officials for China to revalue its currency. In October 2010, China’s Central Bank raised interest rates by 25 basis points which caused a brief sell off in global stock markets as investors worried that a slowdown in China’s economy would slow the global recovery.

The weakness of the U.S. economic recovery is expected to keep interest rates low for the foreseeable future. In the minutes from its September 21, 2010 meeting, The Federal Reserve’s Federal Open Market Committee (“FOMC”) noted that recent data indicate that “…the pace of recovery in output and employment has slowed in recent months. Household spending is increasing gradually, but remains constrained...Business spending on equipment and software is rising, though less rapidly than earlier in the year...Employers remain reluctant to add to payrolls. Housing starts are at a depressed level. Bank lending has continued to contract...” Consequently, the FOMC reiterated its commitment to maintain an accommodative monetary policy as members believed that “economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.”

More recently, the Federal Reserve announced plans to restart its purchases of long-term Treasuries in order to keep yields low, with such “quantitative easing” designed to stimulate business and consumer spending. While some economists have voiced concerns that the availability of so-called “cheap money” raises the possibility of new speculative bubbles, most believe the Fed has few alternatives to stimulate the economy, and that the considerable slack in the economy allows the Fed to take such actions without triggering a run-up in inflation. Others argue against further quantitative easing, warning that deflation is the true risk and cite Japan’s “lost decade” as a possible outcome. As Federal Reserve Chairman Ben Bernanke noted in his October 15, 2010 speech to the “Revisiting Monetary Policy in a Low-Inflation Environment Conference,” the Fed remains committed to achieving its twin mandates of (a) fostering maximum employment and (b) price stability, and that inflation rate that best promotes maximum employment is not necessarily zero. With core inflation running at a 1% rate thus far in 2010 as compared to the Fed’s target rate of 2%, the FOMC hopes that signaling its intention to push inflation higher will encourage businesses and consumers to spend in the near term. While noting the risks associated with quantitative easing and other nonconventional policies, Chairman Bernanke stated that “the FOMC will take account of the potential costs and risks of nonconventional policies” when considering such options.

The recovery continues to be hampered by the aftermath of the housing boom. The housing market currently features stagnant home values and lackluster sales activity despite very attractive mortgage interest rates. Foreclosure rates are still high, and sales of foreclosed homes have accounted for half of all existing home sales in recent months. The number of existing homes available for sale represents a 10.7 month supply which is almost double that of a healthy market. A number of major financial institutions froze foreclosure activity due to documentation problems associated with the foreclosure process. Subsequently, several such institutions have announced that they would resume foreclosures. However, uncertainty remains and law suits and court challenges could reinstate the ban or further slow the market’s recovery. The banking industry has increased its lending of late, albeit modestly, but credit availability remains tight for small businesses and consumers. Consumers are also spending very cautiously due to concerns about their jobs, the value of their homes, and the volatility of the stock market, and in order to reduce outstanding debt. Though corporate profits are surging and businesses are spending on computers and capital equipment, they are not yet hiring in significant numbers and continue to hold large amounts of cash on their balance sheets. In addition, growing State and local government budget deficits are necessitating cuts in employment, spending, and services which may depress economic activity at the local level. In the aggregate, risks to the recovery remain weighted to the downside, with the likelihood of a prolonged and sporadic recovery appearing the likely outcome.

Recent trends in key economic indicators are summarized in the table below. The loss of 218,000 jobs during the third quarter of 2010 versus a gain of 570,000 in the second quarter of 2010 was due in large part to layoffs of temporary workers hired for the 2010 Census. Hiring for the 2010 Census accounted for the lion’s share of the job gains in the second quarter. By comparison, private sector employment (not shown below) has grown modestly, with gains of 274,000 in the third quarter of 2010 as compared 353,000 in the second quarter. Private sector job growth through the first three quarters of 2010 has averaged just 95,000 per month, which is far short of the job growth that is necessary to recoup the eight million jobs lost since the start of the recession as well as the job growth necessary to provide employment to the 150,000 persons that enter the labor force each month. That is not expected to change soon as the consensus estimate of economists surveyed as part of the September 2010 Blue Chip Survey is that private sector employment will grow by roughly 100,000 jobs per month over the remainder of 2010 and by 155,000 per month in 2011. Until job growth picks up appreciably from its current pace, the unemployment rate is likely to remain elevated through the end of 2010 and well into 2011.

Economic Indicators*

	2009	2009Q4	2010Q1	2010Q2	2010Q3	Forecast
						2010	2011
Economy(1)
Gross Domestic Product (GDP)	-2.6%	5.0%	3.7%	1.7%	2.0%	2.7%	2.5%
Employment Growth (Thousands)	-4,740	-269	261	570	-218	1,032	2,052
Interest Rates(2)
10 Year Treasury	3.26%	3.46%	3.72%	3.49%	2.79%	3.20%	3.20%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Economy.com.

*	Historical data subject to revision

(1)	GDP growth rates are annual rates; employment numbers are monthly changes, except forecasts, which are annual totals.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, such as those summarized in the table below, highlight the weaknesses that remain in the U.S. economy. Consumer confidence, after inching up in August, dipped in September and remains entrenched at a historically low level. Similarly, the housing market remains depressed, as sales of new and existing homes dropped sharply after the expiration of government incentive programs that stimulated the market earlier in the year. More recently, existing home sales increased 10% in September following a 7.3% increase in August. However, median prices fell 2.4% in September with distressed sales accounting for 35% of all sales. Sales of existing single-family homes are currently running at a four million annual pace which is almost 20% below the same time last year and almost 40% below the sales pace at the market peak. Similarly, new home sales remain close to the slowest pace on record, and housing starts have fallen to historic lows as builders are unwilling to compete with a glut of new and existing homes being offered for sale. The unemployment rate is currently 9.6% and has remained at or above 9.5% since mid-2009.

Broad Economic Indicators*

Index 1985=100	Full Year		July 2010	Aug 2010	Sept 2010
	2008	2009
Consumer Confidence (1985 = 100)	58.0	45.2	51.0	53.2	48.5
% Change from prior month or year
Inflation (Consumer Price Index)	3.8%	-0.4%	0.3%	0.3%	0.1%
Retail Sales (excl. auto, parts & gas)	1.2%	-2.0%	0.1%	0.9%	0.4%
Existing Home Sales	-13.1%	4.9%	-27.0%	7.3%	10.0%
New Home Sales	-37.5%	-22.7%	-8.1%	1.1%	6.6%
Single-family Housing Starts	-40.5%	-28.4%	-5.1%	1.4%	4.4%
Annual or Monthly Average
Unemployment Rate	5.8%	9.3%	9.5%	9.6%	9.6%

*	Data subject to revision

Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics, National Association of Realtors

Reports from the twelve Federal Reserve Districts (“Districts”) contained in the October 2010 Beige Book indicated that economic growth continued across the country since its September report but at a modest pace. Consumer spending increased, but consumers remained cautious with spending largely limited to necessities and non-discretionary items. Growth in the manufacturing sector continued with increases in production and new orders. Activity at professional and business services firms remained stable or was up slightly. Commercial real estate market conditions remained weak, with rents remaining under downward pressure for most types of property. The only exception was the apartment sector where stronger leasing activity resulted in fewer concessions, especially in New York City. Residential real estate markets were uniformly weak with home sales sluggish or declining, and inventories of available homes remaining elevated or rising in most Districts. Similarly, lending activity was stable but at low levels in most Districts, with businesses continuing to postpone capital spending plans because of economic and public policy uncertainties. Consumer lending also remained sluggish. With respect to inflation, price increases have been limited to selected food commodities and industrial materials whereas prices of final goods and services have remained stable. Wage pressures were virtually non-existent as there was an ample supply of qualified workers for open positions. However, hiring remained limited, with firms reluctant to add to permanent payrolls. In short, regional reports provided anecdotal confirmation of the weaker macroeconomic data released during the quarter.

The weakening of key economic indicators in the third quarter prompted many economists to downgrade their forecasts of economic growth for the remainder of 2010 and the first half of 2011. The consensus of economists surveyed as part of the September 10th Blue Chip Economic Indicators publication is for GDP to grow at roughly a 3% pace in 2011, and economic activity expected to remain weak during the last quarter of 2010 and the first half of 2011. The consensus forecast is for GDP to grow at an annual rate of 2.3% in the fourth quarter of 2010 and 2.5% in the first quarter of 2011. Similarly, in the economic forecast prepared for the September FOMC meeting, FOMC staff lowered projections of economic activity over the second half of 2010 and slightly reduced its forecast of growth in 2011. While FOMC staff still expects a moderate strengthening of the economic expansion in 2011 and further gains in 2012, a downward revision of its forecast was necessary given that recently released economic data was weaker than expected.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended September 30, 2010 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial property sales continued to show strong gains as compared to depressed 2009 sales activity. According to Real Capital Analytics, sales of office, industrial, retail, and apartment property totaled almost $30 billion in the third quarter of 2010, which was 35% above that in the second quarter of 2010 and double that of the third quarter of 2009. The office and apartment sectors were most active in recent months, and sales across all property types were concentrated in a handful of major markets such as Washington DC, New York, Boston, Chicago, San Francisco and Los Angeles. Sales activity in secondary and tertiary markets was far weaker. Commercial property prices have increased too. However, the Moody’s/REAL Commercial Property Price Index (“Moody’s CPPI”) declined 3.3% in August, which was the third consecutive monthly decline. According to Moody’s, prices remain well below those at the peak of the market, and still below those of a year ago, with August 2010 prices on average still 7.6% below those in August 2009. Another commercial price index shows sizeable price increases from the market’s low point. Green Street Advisors’ Commercial Property Price Index (“GSA CPPI”) increased 3% in September, the fifteenth consecutive monthly increase, and is now 30% above its lows of May 2009. The difference in Moody’s and Green Street’s indices is primarily due to methodology. Moody’s index is a “same property” sales index which uses sales activity and econometric models to estimate “same property” values. Moody’s results also include sales of distressed properties which appear to be largely responsible for the index’s recent monthly declines. By comparison, Green Street uses recent sales activity, changes in REIT company and property values, and anecdotal information from industry contacts to estimate overall commercial real estate values. To a large degree, Green Street’s estimates appear to be a more accurate assessment of market activity as listings of top properties have attracted considerable interest and numerous aggressive bids. Moreover, the increased level of sales activity, the greater interest in commercial real estate from institutions, foreign buyers and funds, and improved credit market conditions collectively suggest that prices have potentially increased measurably from their lows. According to Green Street, three factors are responsible for the rebound in prices: (1) plunging return hurdles across most asset classes; (2) a lack of distressed sellers; and (3) a quicker than expected rebound in fundamentals, albeit still weak, in some major property sectors.

Commercial real estate is generally a lagging industry, and accordingly, real estate returns have shown only modest improvement compared to those of other asset classes. National Council of Real Estate Investment Fiduciaries (“NCREIF”) NCREIF Property Index (“NPI”) returns for the third quarter of 2010 were 3.86%, which was the third consecutive quarter of positive returns for the NPI. Returns were positive for all property types, with each sector experiencing property value appreciation and relatively attractive income returns.

Commercial real estate fundamentals remain weak, but there has been modest improvement in market conditions. Vacancy rates remain elevated, but have largely stabilized and, in a number of markets, have inched down. While leasing activity has picked up, rents remain under downward pressure and generous concessions are frequently required to secure tenants. Tenants have a variety of space options and significant negotiating power with landlords, but many tenants have been spurred into action as they expect that opportunities to lock-in space at favorable rates are likely to diminish in the near future. Property prices have largely stabilized, and have increased for high quality properties in top markets. While transaction volume is still relatively modest, it has picked up dramatically as prospective buyers are out in force for institutional quality property has come to market: there is lesser interest in lower quality properties in secondary and tertiary markets. The level of distressed sales activity is rising, with Moody’s estimating that distressed sales have accounted for roughly 25% of sales in 2010, and often at significant discounts. However, the impact of distressed property sales on the market has thus far been far less severe than initially anticipated.

Selected Occupancy Data

Data for the Account’s top five markets in terms of market value as of September 30, 2010 are provided below. These markets represent 42% of the Account’s total real estate portfolio and occupancies of the properties owned in all of the top markets except Boston remained at or above 90% overall. The average occupancy for the Account’s Boston properties (86.3%) is reflective of a lease expiration and move-out of a large tenant in the second quarter of 2010; one quarter of that space has been re-leased and discussions with potential tenants for portions of the remaining space are underway.

The high overall occupancy of the Account’s properties in its major markets and the portfolio as a whole is partly attributable to the quality of the Account’s properties, as top properties on average currently have higher occupancies than that of the overall market. Management believes the Account’s mix of core properties, which are predominantly in the top 50 United States markets, is largely responsible for higher than average occupancy levels.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	96.2%	8	14.5%	11.6%
Los Angeles-Long Beach-Glendale CA	90.7%	8	7.1%	5.7%
Boston-Quincy MA	86.3%	5	7.0%	5.6%
San Francisco-San Mateo-Redwood City CA	93.2%	4	6.6%	5.3%
Houston-Bay Town-Sugar Land TX	95.4%	3	6.4%	5.1%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate averaged 16.6% in the third quarter of 2010 as compared to 16.7% in second quarter of 2010. By comparison, the vacancy rate for the Account’s office portfolio was 11.0% as of the third quarter of 2010, as compared to 11.9% in second quarter of 2010. As shown in the table below, the average vacancy rates of the Account’s properties in all of its top markets declined during the third quarter. Further, the average vacancy rate of the Account’s properties in all of its major markets was below the comparative market vacancy. In Washington DC, for example, the Account’s weighted average vacancy was 4.9% compared to 13.1% for the overall market. The Account’s results are largely consistent with conditions at the national level where top quality buildings are largely outperforming the overall market. Gains in the portfolio came despite lackluster employment growth. Demand for office space is driven largely by growth in office jobs in the financial sector, where employment declined by 14,000 in the third quarter of 2010, and professional and business services sectors, where employment grew by a modest 37,000 during the third quarter. Office market conditions are likely to remain lackluster until job growth in the financial and professional and business services sectors picks up significantly; however, office properties in the Account’s top markets appear well positioned to benefit from further improvement in market conditions.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q2	2010Q3	2010Q2	2010Q3

Office	National			11.9%	11.0%	16.7%	16.6%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,151.2	10.1%	6.0%	4.9%	13.5%	13.1%
2	Boston-Quincy MA	$614.1	5.4%	14.4%	12.8%	13.1%	13.2%
3	San Francisco-San Mateo-Redwood City CA	$540.5	4.7%	8.3%	7.8%	14.7%	14.1%
4	Seattle-Bellevue-Everett WA	$443.4	3.9%	9.3%	9.1%	17.4%	16.8%
5	Los Angeles-Long Beach-Glendale CA	$384.5	3.4%	16.3%	15.8%	16.7%	17.2%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space. Historical data subject to revision.

Industrial

Conditions in the industrial market are influenced to a large degree by GDP growth, industrial production, and international trade flows. With macroeconomic indicators such as GDP growth and survey readings from the Institute for Supply Management showing weakness after improving earlier in the year, industrial market conditions also remained weak. According to CBRE-EA, the national industrial availability rate was 14.0% during the third quarter of 2010 as compared to 14.1% during the second quarter of 2010. By comparison, the vacancy rate for the Account’s industrial property portfolio averaged 8.5% in the third quarter of 2010 as compared to 7.2% in the second quarter of 2010. As shown in the table below, the average vacancy of the Account’s properties in three of its five top markets did increase during the third quarter of 2010, but the average vacancy rate of the Account’s properties in all but one of its major markets was once again well below the comparative market vacancy. The Account’s Riverside, California properties, for example, are fully leased as compared with a 15.4% metropolitan area vacancy. The only exception was Los Angeles where the average vacancy of the Account’s properties was 13.6% in the third quarter of 2010 as compared to an 8.1% market vacancy with the above-average vacancy rate due to recent lease expirations and defaults of several smaller tenants.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q2	2010Q3	2010Q2	2010Q3

Industrial	National			7.2%	8.5%	14.1%	14.0%

1	Riverside-San Bernardino-Ontario CA	$347.4	3.0%	0.0%	0.0%	15.7%	15.4%
2	Dallas-Plano-Irving TX	$155.8	1.4%	4.5%	6.3%	16.1%	15.9%
3	Chicago-Naperville-Joliet IL	$107.6	0.9%	2.3%	2.3%	15.3%	15.1%
4	Los Angeles-Long Beach-Glendale CA	$88.5	0.8%	11.3%	13.6%	8.0%	8.1%
5	Atlanta-Sandy Springs-Marietta GA	$88.1	0.8%	1.8%	5.0%	18.3%	18.8%

*

Source: CBRE-EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space. Historical data subject to revision.

Multi-Family

Preliminary data from CBRE-EA indicate that apartment market conditions strengthened significantly. The U.S. apartment vacancy rate averaged 5.7% as of the third quarter of 2010 compared to 7.3% in the third quarter of 2009. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) The improvement in market conditions was due to a decline in home-ownership rates resulting from the housing crisis and an increase in household formations as a result of modest job growth. The vacancy rate of the Account’s multi-family portfolio averaged 2.7% in the third quarter of 2010 compared to 2.6% in the second quarter of 2010. As shown in the table below, the average vacancy rates for the Account’s properties in its top apartment markets were all well below their comparative market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q2	2010Q3	2010Q2	2010Q3

Apartment	National			2.6%	2.7%	6.3%	5.7%

1	Houston-Bay Town-Sugar Land TX	$219.5	1.9%	2.7%	3.3%	9.8%	9.7%
2	Denver-Aurora CO	$201.1	1.8%	2.6%	2.5%	5.5%	4.8%
3	Atlanta-Sandy Springs-Marietta GA	$127.0	1.1%	1.9%	1.9%	9.2%	9.3%
4	Phoenix-Mesa-Scottsdale AZ	$115.0	1.0%	4.3%	3.4%	10.0%	9.6%
5	New York-Wayne-White Plains NY-NJ	$113.9	1.0%	0.0%	0.0%	5.9%	6.0%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space. Historical data subject to revision.

Retail

Macro-economic indicators for the retail sector first turned positive in Fall 2009 and have strengthened gradually since. Despite cautious spending by U.S. households, retail sales excluding motor vehicles and gas have grown steadily on a year-over-year basis through the nine months of 2010. While comparisons are favorable largely because 2009 sales were extremely weak, available data for the third quarter of 2010 indicate that retail sales excluding motor vehicles and gas have grown at a 4-5% rate. Similarly, “same store sales growth,” a key industry metric, is now largely positive for leading retailers after significant declines throughout much of the past three years. Same store sales have continued to increase in 2010, but with the strongest results for discounters. Despite recent increases, the outlook for consumer spending remains uncertain as ongoing weakness in the job market, modest income growth, stagnant housing values, and tight credit are likely to constrain spending in the quarters ahead. Availability rates in community and neighborhood shopping centers were unchanged averaging 13.2% in both the third quarter of 2010 and the second quarter of 2010. This is the first quarter that the availability rate has not increased since 2007. Though vacancies persist because of the weak macroeconomic environment, the stabilization in availability rates and the continued growth in retail sales bode well for retail market prospects. Reflective of both the modest improvement in the retail market and the challenging economic and leasing environment that remains, the vacancy rate for the Account’s retail portfolio declined to 14.7% during the third quarter of 2010 from 15.0% in the second quarter of 2010.

Outlook

Recent weakness in U.S. macroeconomic conditions has had a mixed impact on commercial real estate market conditions. Vacancy rates for all property types declined slightly in the third quarter of 2010 even though economic growth was lackluster. Similarly, property values and returns both strengthened over the quarter, and the attractive relative returns of commercial real estate compared with other asset types, coupled with the return of institutional investors, pension funds, and foreign investors to the market we believe bode well for values and returns generally in the near term. Still, the tenuous nature of the recovery and the likelihood of very modest employment growth in the coming quarters suggest that real estate market fundamentals will remain soft and improve at a very gradual pace. While a slow growth environment has historically provided a favorable backdrop for commercial real estate, especially if combined with minimal construction, the lackluster recovery poses risk to commercial real estate given the linkages between job growth, space demand, and rent growth.

Management’s strategies for navigating through the recent downturn included a focus on maintaining the Account’s income returns through aggressive property management and leasing in combination with expense management. Results for the third quarter of 2010 demonstrate the improvements resulting from execution of the strategy as the Account’s commercial property portfolio was 89.1% leased, which helped produce an income return of 2.01%. This income return, coupled with a 4.32% capital return, made the return for the third quarter of 2010 the strongest quarterly property return in the Account’s history. (See graph below.)

During the downturn, management also sought to realign geographic and property sector allocations so that the Account’s holdings are concentrated in target major markets with a balance of property types. The sales of $385 million of property investments in 2010, of which $28.5 million closed in the third quarter of 2010, have contributed to this objective of rebalancing of the Account’s property type and market concentrations to be consistent with management’s investment strategy and objectives. In addition, management reduced the Account’s overall level of debt, extended its aggregate debt maturity schedule, and significantly lowered its overall interest rate. Activities taken during the third quarter of 2010 consistent with this strategy, and coupled with significant participant inflows to the Account, have significantly bolstered the Account’s available cash.

Consistent with the Account’s overall investment strategy of having between 75% and 85% of net assets invested directly in real estate or real estate-related securities such as REITs, a portion of the Account’s available cash has recently been invested in equity REITs. REIT investments account for approximately 2.9% of total net assets as of the end of third quarter of 2010, and additional REIT investments have been made early in the fourth quarter of 2010. Since its inception, the Account has invested in equity REITs from time to time to provide exposure to the commercial real estate sector while generating a solid dividend return. Management also believes that REITs, because of their relative liquidity, are appropriate investments for portions of the Account’s available cash.

As the Account’s liquidity has improved, management intends to consider new acquisitions of real properties. Management believes that, notwithstanding the fact that commercial real estate prices have increased from their lows in the latter half of 2009, properties can still be acquired at relatively attractive prices and initial cash-on-cash returns. Acquisitions will, as always, be evaluated in the context of overall fund objectives, including target market concentrations, property sector allocations, and a “core” investment strategy with an emphasis on institutional quality properties, particularly those that have a strong occupancy history and favorable tenant rollover schedules. Consideration may also be given to using the Account’s available cash to redeem some or all of the Liquidity Units held by the TIAA General Account. Any decision to redeem any portion of TIAA’s Liquidity Units will be subject to the approval of the Account’s independent fiduciary. Management believes that the Account’s current liquidity provides flexibility to consider new acquisitions, purchases of real-estate related securities such as REITs, redemption of Liquidity Units, management of debt, capital expenditures and such other uses which, in the aggregate, should position the Account to benefit from an expected recovery in the commercial real estate market.

Investments as of September 30, 2010

As of September 30, 2010, the Account had total net assets of $9.6 billion, a 21.5% increase from December 31, 2009, and a 14.1% increase from September 30, 2009. The increase of the Account’s net assets as of September 30, 2010 as compared to December 31, 2009 was primarily caused by the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, as well as an increase in participant transfers into the Account for this period.

As of September 30, 2010, the Account owned a total of 100 real estate property investments (89 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 39 office property investments (five of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 apartment complexes, 15 retail property investments (including five held in joint ventures and one located in Paris, France), and one 75% owned joint venture interest in a portfolio of storage facilities. Of the 100 real estate property investments, 29 are subject to debt (including seven joint venture property investments).

Total debt on the Account’s wholly owned real estate portfolio as of September 30, 2010 was $1.8 billion. The Account’s share of joint venture debt ($1.6 billion) is netted against the underlying properties when determining the joint venture values presented on the Statement of Investments. When the joint venture debt is also considered, total debt on the Account’s portfolio as of September 30, 2010 was $3.4 billion, representing a loan to value ratio of 26.6%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 6.4% of total real estate investments and 5.2% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, and/or (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, or to reallocate the Account’s exposure to or away from certain property types in certain geographic locations. The Account intends to reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2010.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.2%	17.3%	11.4%	1.2%	2.9%	57.0%
Apartment	2.6%	6.1%	5.4%	—%	—%	14.1%
Industrial	1.4%	6.6%	3.9%	1.3%	—%	13.2%
Retail	3.3%	1.0%	8.3%	0.3%	2.1%	15.0%
Storage	0.2%	0.2%	0.2%	0.1%	—%	0.7%

Total	31.7%	31.2%	29.2%	2.9%	5.0%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	587.7	(b)	6.44	5.15
Four Oaks Place	Houston	TX	Office	366.4		4.02	3.21
50 Fremont	San Francisco	CA	Office	308.5	(c)	3.38	2.70
Fourth and Madison	Seattle	WA	Office	307.0	(d)	3.37	2.69
DDR Joint Venture	Various	USA	Retail	306.6	(e)	3.36	2.69
780 Third Avenue	New York City	NY	Office	272.4		2.99	2.39
Westferry Circus	London	UK	Office	262.5	(f)	2.88	2.30
99 High Street	Boston	MA	Office	241.9	(g)	2.65	2.12
1900 K Street	Washington	DC	Office	240.1		2.63	2.10
The Florida Mall	Orlando	FL	Retail	231.8	(h)	2.54	2.03

(a)

Value as reported in the September 30, 2010 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest which is net of any debt.

(b)	This property investment is presented gross of debt with fair value of $218.9 million.

(c)	This property investment is presented gross of debt with fair value of $136.5 million.

(d)	This property investment is presented gross of debt with fair value of $146.4 million.

(e)

This property is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 49 retail properties located in 13 states and is presented net of debt with fair value of $973.3 million.

(f)	This property investment is presented gross of debt with fair value of $214.3 million.

(g)	This property investment is presented gross of debt with fair value of $183.8 million.

(h)	This property investment is a 50%/50% joint venture with Simon Property Group, L.P., and is presented net of debt with fair value of $180.1 million.

As of September 30, 2010, the Account also held investments in real estate limited partnerships representing 2.1% of total investments, real estate-related equity securities representing 2.4% of total investments, U.S. treasury bills representing 2.8% of total investments, and government agency notes representing 12.8% of total investments.

Results of Operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Performance

The Account’s total return was 7.2% for the nine months ended September 30, 2010 as compared to -23.8% for the nine months ended September 30, 2009. The Account’s performance during 2010 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, income from property investments and marketable securities, and an increase in unrealized gains on investments.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended September 30, 2010 were 1.8%, -12.1%, -2.2%, and 3.0%, respectively. As of September 30, 2010, the Account’s annualized total return since inception was 4.9%.

The Account’s total net assets increased from $8.4 billion at September 30, 2009 to $9.6 billion at September 30, 2010. The primary driver of this 14.1% increase was net participant transactions into the Account.

Net Investment Income

The table below shows the results of operations for the nine months ended September 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$652,025	$719,641	$(67,616)	-9.4%

Real estate property level expenses and taxes:
Operating expenses	163,410	180,516	(17,106)	-9.5%
Real estate taxes	88,193	98,929	(10,736)	-10.9%
Interest expense	79,830	76,827	3,003	3.9%

Total real estate property level expenses and taxes	331,433	356,272	(24,839)	-7.0%

Real estate income, net	320,592	363,369	(42,777)	-11.8%
Income from real estate joint ventures and limited partnerships	69,565	95,407	(25,842)	-27.1%
Interest	2,084	1,402	682	48.6%
Dividends	1,096	—	1,096	—

TOTAL INVESTMENT INCOME	393,337	460,178	(66,841)	-14.5%

Expenses:
Investment advisory charges	36,541	32,325	4,216	13.0%
Administrative and distribution charges	19,286	29,373	(10,087)	-34.3%
Mortality and expense risk charges	3,093	3,717	(624)	-16.8%
Liquidity guarantee charges	9,281	9,356	(75)	-0.8%

TOTAL EXPENSES	68,201	74,771	(6,570)	-8.8%

INVESTMENT INCOME, NET	$325,136	$385,407	$(60,271)	-15.6%

The $67.6 million decrease in real estate rental income for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily a result of the seven full and six partial wholly owned property investment sales that occurred in the second half of 2009. These disposed properties accounted for approximately $45.9 million, or 67.9%, of the $67.6 million total change. Of the remaining $21.7 million decrease, termination fee income offset the decline by approximately $6.4 million, but the total decrease was attributed to increased vacancies at certain properties, reduced rental rates, and rent concessions for renewed leases, as well as lower common area charges resulting from the properties maintaining lower property operating expenses.

Operating expenses declined approximately 9.5% for the nine months ended September 30, 2010 as a result of fewer property investments under management. Property investments that were sold accounted for approximately $11.6 million, or 67.8%, of the total decline in operating expenses. Approximately $5.5 million of the remaining decrease in operating expense was the result of lower insurance and general building and maintenance expenses.

Real estate taxes experienced a 10.9% decrease for the nine month period ended September 30, 2010 as compared to the same period in the prior year. This was a result of fewer property investments under management and lower tax assessments across the existing properties held by the Account.

Interest expense increased approximately $3.0 million, or 3.9% for the nine months ended September 30, 2010. The increase was primarily related to the 10 new debt obligations that were added in July 2010, which accounted for approximately $5.4 million of additional expense for the three months ended September 30, 2010. This was partially offset by one property sale in the second half of 2009 that had a mortgage and favorable foreign currency changes on the foreign mortgage.

The $25.8 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to a decrease in revenues as a result of an increase in vacancies as well as rent concessions across the joint venture portfolios held by the Account. Furthermore, the decrease in income from joint ventures and limited partnerships can be attributed to the sale of 16 properties from within the DDR joint venture in early 2010. This resulted in less income to the Account as compared to the comparable period of September 30, 2009.

The Account experienced an 8.8%, or $6.6 million, decrease in overall Account level expenses for the nine month period ended September 30, 2010 as compared to the comparable period of September 30, 2009. The decrease in overall expenses was primarily due to lower average net assets as compared to the same period in the prior year. Administrative and distribution charges accounted for a significant portion of the decrease with approximately $10.1 million lower than the comparable period of September 30, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(1,153)	$(29,628)	$28,475	96.1%
Real estate joint ventures and limited partnerships	(156,744)	—	(156,744)	—
Marketable securities	2	1	1	100.0%

Total realized loss on investments:	(157,895)	(29,627)	(128,268)	n/m

Net change in unrealized appreciation (depreciation) on:
Real estate properties	273,007	(2,149,064)	2,422,071	112.7%
Real estate joint ventures and limited partnerships	218,158	(872,821)	1,090,979	125.0%
Marketable securities	(2,199)	23	(2,222)	n/m
Mortgage loans receivable	3,727	(2,802)	6,529	233.0%
Mortgage loans payable	(42,121)	(22,758)	(19,363)	-85.1%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	450,572	(3,047,422)	3,497,994	114.8%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	292,677	(3,077,049)	3,369,726	109.5%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$617,813	$(2,691,642)	$3,309,455	123.0%

n/m	– Not meaningful

During the nine months ended September 30, 2010, the Account experienced a net realized and unrealized gain on investments and mortgage loans payable of $292.7 million compared to a net realized and unrealized loss of $3,077.0 million for the period ended September 30, 2009. The overall net gain was driven by an increase in the values of wholly owned real estate properties and investments in real estate joint ventures, compared to declining values in the comparable period of 2009.

The Account’s valuation increases in 2010 were generally due to decreases in overall market capitalization rates as well as property specific drivers such as new leases, improved local market rents, decrease in real estate taxes, and improved occupancy levels at certain properties. Approximately 75% of the Account’s wholly owned real estate properties and investments in joint ventures experienced an increase in fair value during the nine months ended September 30, 2010, as compared to the comparable period of 2009.

The net realized and unrealized gains on wholly owned investments increased significantly during the nine months ended September 30, 2010 compared to the same period of 2009. Of the $271.9 million of net realized and unrealized gains during the nine months ended September 30, 2010, the majority was related to valuation gains of $290.6 million offset by losses related to foreign currency translation of $18.7 million as a result of the strengthening U.S. dollar.

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of approximately $61.4 million for the nine months ended September 30, 2010. The unrealized net gain is attributed to $218.2 million in unrealized gain as a result of increased property values offset by $156.7 million realized loss from the sales of 16 property investments from the Account’s DDR TC LLC joint venture and the Tyson’s Executive Plaza II joint venture.

During the nine months ended September 30, 2010, the Account’s marketable securities position was $2.0 billion which was comprised of $274.7 million of real estate-related marketable securities and $1.8 billion of other securities such as U. S. Treasuries and Government Agency notes. The net realized and unrealized loss of $2.2 million experienced by the Account on marketable securities was due to a small decline in the value of real estate-related equity securities.

For the period ended September 30, 2010, the Account had a net unrealized gain on the mortgage loan receivable of $3.7 million compared to $2.8 million loss for the comparable period in 2009, as the mortgage loan receivable was paid in full during September 2010.

During the nine months ended September 30, 2010, mortgage loans payable experienced an unrealized loss of approximately $42.1 million compared to an unrealized loss of approximately $22.8 million for the comparable period of 2009. The $42.1 million unrealized loss experienced during 2010 primarily consists of $47.3 million in valuation adjustments (presented as losses to the Account) due to continued declines in treasury rates coupled with decreasing loan to value ratios, offset by approximately $5.2 million of valuation gains as a result of foreign currency translation. For the $22.8 million loss during the comparable period of 2009, $21.7 million related to foreign currency fluctuations, due to the strengthening of the U.S. dollar throughout the current year.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Performance

The Account’s total return was 4.7% for the three months ended September 30, 2010 as compared to -7.64% for the three months ended September 30, 2009. The Account’s performance in the third quarter of 2010 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures, income from property investments and marketable securities, and unrealized gains on investments, while slightly offset by unrealized losses related to mortgage loans payable and marketable securities.

Net Investment Income

The table below shows the results of operations for the three months ended September 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$222,655	$239,152	$(16,497)	-6.9%

Real estate property level expenses and taxes:
Operating expenses	56,344	59,138	(2,794)	-4.7%
Real estate taxes	28,425	30,975	(2,550)	-8.2%
Interest expense	30,429	25,159	5,270	-21.0%

Total real estate property level expenses and taxes	115,198	115,272	(74)	-0.1%

Real estate income, net	107,457	123,880	(16,423)	-13.3%
Income from real estate joint ventures and limited partnerships	28,076	35,163	(7,087)	-20.2%
Interest	1,047	406	641	157.9%
Dividends	1,096	—	1,096	0.0%

TOTAL INVESTMENT INCOME	137,676	159,449	(21,773)	-13.7%

Expenses:
Investment advisory charges	13,610	11,304	2,306	20.4%
Administrative and distribution charges	6,855	8,161	(1,305)	-16.0%
Mortality and expense risk charges	1,143	1,112	31	2.8%
Liquidity guarantee charges	3,429	3,336	93	2.8%

TOTAL EXPENSES	25,037	23,913	1,124	4.7%

INVESTMENT INCOME, NET	$112,639	$135,536	$(22,897)	-16.9%

The $16.5 million or 6.9% decrease in real estate rental income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily a result of the seven full and six partial sales of wholly owned property investments that occurred in the second half of 2009. The disposed properties accounted for approximately $14.3 million, or 86.7% of the $16.5 million total change. Of the remaining $2.2 million, termination fee income offset the decline by approximately $5.5 million, but the total decrease was attributed to increased vacancies at certain properties, reduced rental rates and concessions for renewed leases, and lower common area charges resulting from the properties maintaining lower property operating expenses.

Operating expenses declined for the three months ended September 30, 2010 by $2.8 million, or 4.7% as a result of fewer property investments under management. Property investments that were sold accounted for approximately $4.1 million less in operating expenses. When comparing existing properties for the three months ended September 30, 2010 to the three months ending September 30, 2009 operating expenses increased approximately $1.3 million, primarily attributed to increases in utilities and bad debt expenses when compared to the same period in 2009.

Real estate taxes decreased for the three month period ended September 30, 2010 as compared to the same period in the prior year. This was a result of fewer property investments under management, accounting for approximately $1.9 million of the $2.5 million decrease, and lower tax assessments at certain properties accounting for the remainder of the difference.

Interest expense increased $5.3 million, or 21.0% in the three month period ended September 30, 2010 as compared to the same period ending September 30, 2009. The increase was primarily related to the 10 new debt obligations that were added in July 2010, which accounted for approximately $5.4 million of additional expense for the three months ended September 30, 2010.

The $7.1 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to a decrease in revenues as a result of an increase in vacancies as well as rent concessions across the joint venture investments held by the Account. Furthermore, the decrease in income from joint ventures and limited partnerships can be attributed to the sale of 16 properties from the DDR Joint Venture in early 2010. This resulted in less income to the Account as compared to the period ended September 30, 2009.

The Account incurred a 4.7% or $1.1 million increase in overall Account level expenses for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009. The increase in overall expenses is principally due to higher average net assets as compared to the same period in the prior year. Investment advisory and administrative and distribution charges were approximately $1.0 million higher than the quarter ended September 30, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and loss on investments and mortgage loans payable for the three months ended September 30, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$85	$(12,741)	$12,826	100.7%
Real estate joint ventures and limited partnerships	(3,492)	—	(3,492)	—
Marketable securities	2	—	2	—

Total realized loss on investments:	(3,405)	(12,741)	9,336	100.7%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	249,733	(647,226)	896,959	138.6%
Real estate joint ventures and limited partnerships	62,229	(169,738)	231,967	136.7%
Marketable securities	(2,264)	4	(2,268)	n/m
Mortgage loans receivable	2,288	686	1,602	233.5%
Mortgage loans payable	(7,809)	(7,436)	(373)	-5.0%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	304,177	(823,710)	1,127,887	136.9%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	300,772	(836,451)	1,137,223	136.0%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$413,411	$(700,915)	$1,114,326	159.0%

n/m	– Not meaningful

During the quarter ended September 30, 2010, the Account experienced a net realized and unrealized gain on investments and mortgage loans payable of $300.8 million compared to a net realized and unrealized loss of $836.5 million for the quarter ended September 30, 2009. The overall change was driven by an increase in the values of the wholly owned real estate properties and investments in real estate joint ventures in 2010 compared to declining values in the comparable period of 2009. Approximately 75.3% of the Account’s wholly owned real estate properties experienced an increase in fair value during the third quarter of 2010, compared to only 6.3% of wholly owned real estate properties experiencing increases during the third quarter of 2009. The net realized and unrealized gain for the three months ended September 30, 2010 was $249.7 million compared to a $660.0 million loss for September 30, 2009. The $249.7 million of unrealized gain during the three months ended September 30, 2010 is comprised of $206.0 million due to valuation gains and $43.7 million gains related to foreign currency translation.

The Account’s valuation increases experienced during the third quarter of 2010 were generally due to decreases in overall market capitalization rates as well as property specific drivers such as new leases, improved local market rents, decrease in real estate taxes, and improved occupancy levels at certain properties. Approximately $193.4 million or 64.3% of the Account’s net realized and unrealized gains on investments during the third quarter of 2010 were experienced in two primary U.S. markets as well as the Account’s two foreign properties. Specifically, the California market accounted for approximately $106.8 million of the unrealized gain for the quarter ended September 30, 2010 with both the San Francisco and Los Angeles areas accounting for approximately $73.7 million. Furthermore, the Washington D.C. market experienced significant gains accounting of approximately $44.1 million of unrealized gains during the three months ended September 30, 2010. The Account’s two foreign properties located in France and Great Britain had fairly large increases in value during the third quarter of 2010 with $42.5 million in unrealized gains, primarily as a result of foreign exchange gains as the U.S. dollar weakened during the quarter.

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of approximately $58.7 million for the three months ended September 30, 2010. This is comprised of $62.2 million in unrealized gain offset by $3.5 million loss in realized loss on a property where the Account exercised a buy-sell provision and sold its entire interest in the Tyson’s Executive Plaza II joint venture. In total, net realized and unrealized gains on investments in joint ventures and limited partnerships was significantly improved compared to the $169.7 million loss experienced during the quarter ended September 30, 2009.

The Account’s marketable securities position increased by approximately $786.3 million during the three months ended September 30, 2010, while its marketable securities position decreased during the comparable period of 2009. The net realized and unrealized loss of $2.3 million experienced by the Account on marketable securities was due to overall market declines in Real Estate Equity securities.

For the period ended September 30, 2010, the Account had a net unrealized gain on the mortgage loan receivable of $2.3 million compared to $0.7 million gain for the comparable period of 2009. The mortgage loan receivable was paid in full on September 14, 2010.

Mortgage loans payable experienced an unrealized loss of approximately $7.8 million during the third quarter of 2010 compared to an unrealized loss of approximately $7.4 million in the comparable period of 2009. The unrealized loss experienced during the third quarter of 2010 consists of $2.9 million in reductions to mortgage loans payable due to valuation adjustments (presented as a gain to the Account) offset by approximately $10.7 million of valuation losses as a result of foreign currency translation, due to the weakening of the dollar during the quarter.

Liquidity and Capital Resources

As of September 30, 2010 and 2009, the Account’s liquid assets (i.e., cash and marketable securities) had a value of $2.1 billion and $411.0 million, respectively (approximately 21.5% and 4.9% of the Account’s Net Assets at such dates, respectively). When compared to September 30, 2009, December 31, 2009, and June 30, 2010, the Account’s liquid assets have increased by approximately $1.7 billion, $1.4 billion, and $786.6 million, respectively. These increases are primarily the result of increased net participant activity into the Account, income generated from its real estate investments, income earned from joint venture investments, and proceeds from selective sales of real properties.

During the nine months ended September 30, 2010, the Account received $500.9 million in premiums and had inflows of $806.9 million in net participant transfers from TIAA, the CREF accounts, and TIAA-CREF affiliated mutual funds, while during the nine months ended September 30, 2009, the Account received $534.8 million in premiums and had an outflow of $1.7 billion in net participant transfers to TIAA, the CREF accounts, and TIAA-CREF funds (excluding the $1.1 billion of purchases of Liquidity Units by TIAA in the nine months ended September 30, 2009).

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of Accumulation Units (“Liquidity Units”) issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through November 11, 2010, the TIAA general account did not purchase any additional Liquidity Units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

Net participant transfers out of the Account significantly slowed following the first quarter of 2009, and net participant transfer activity turned to inflows in early 2010, which has continued through the date of this report. As a result, while management cannot predict whether any future TIAA Liquidity Unit purchases will be required under this liquidity guarantee, it is unlikely that additional purchases will be required in the near term. However, management cannot predict for how long net inflows will continue to occur. In addition, effective March 31, 2011, individual participants will be limited from making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions and will be in effect in the jurisdictions that have approved the limitation. Management expects that participant inflow activity will be tempered, perhaps to a significant degree, following the effective date of this limitation. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional Liquidity Units, perhaps to a significant degree, as was the case in late 2008 and early 2009.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of September 30, 2010, TIAA owned approximately 10.5% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

Management expects, unless the trigger point has been reached, redemptions of any liquidity units would not occur until: (i) the Account has experienced net participant inflows for an extended period of time, (ii) there is no significant deterioration in participant inflows projected in the near term and (iii) the Account is otherwise projected to maintain a level of liquid assets, taking into account any pending and near term cash needs (including for capital expenditures, property cash needs, debt service, and outstanding principal balances at maturity), above its minimum long-term investment goal (which currently is to hold at least 15% of the Account’s net assets in liquid assets), as well as opportunities to invest in real estate related assets, consistent with the Account’s investment strategy. The independent fiduciary, which oversees the guarantee features, will approve all redemption of liquidity units, and may authorize or direct the redemption of TIAA’s liquidity units (or a portion thereof) at any time. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income decreased from $385.4 million for the nine months ended September 30, 2009 to $325.1 million for the nine months ended September 30, 2010. The total decline was a result of wholly owned property investment sales that occurred in the second half of 2009, joint venture sales and joint venture property sales that occurred during 2010, as well as increased vacancies at certain properties, reduced rental rates, rent concessions for renewed leases, as well as lower common area charges resulting from the properties maintaining lower property operating expenses.

While the Account’s liquid investments dropped below 15% of its total investments during this recent period of significant net participant outflows, the Account’s investment strategy remains to invest between 75% and 85% of its net assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. As of September 30, 2010, cash and marketable securities comprised approximately 21.5% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of September 30, 2010, the Account had approximately $2.7 million in principal amount of debt obligations due in the fourth quarter of 2010 related to wholly owned real estate investments and the Account’s share of debt associated with its investments in joint ventures. In addition, the Account has approximately $260.7 million in principal amount of debt obligations due in the first nine months of 2011 related to wholly owned real estate investments and the Account’s share of debt associated with its investments in joint ventures. Management believes that the Account, and the joint venture entities in which the Account invests, will have the ability to address these obligations in a number of ways, including among others, refinancing or extending such debt or repaying the principal due at maturity.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2010 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

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

As of September 30, 2010, the Account’s loan to value ratio was approximately 26.6%.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2010. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

Tyson Executive Plaza II

On July 9, 2010, the Account sold its entire interest (representing a 50% interest) in an office building in McLean, Virginia for a sales price of approximately $28.5 million and realized a loss of approximately $3.5 million. The Account purchased its joint venture interest in this property investment on July 11, 2000. The original investment in this portfolio was $24.7 million and costs to date were $32.0 million.

Financings

On September 30, 2010 the Account repaid a total of $326.0 million of its mortgage loans payable associated with its wholly owned real estate investments at 701 Brickell and Four Oaks Place.

Florida Mall—Orlando, FL

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

1050 Lenox Park Apartment—Atlanta, GA

On July 2, 2010, the Account entered into a mortgage agreement in the principal amount of $24.0 million with a fixed interest rate of 4.43% for a period of 5 years.

San Montego Apartments—Houston, TX

On July 2, 2010, the Account entered into a mortgage agreement in the principal amount of $21.8 million with a fixed interest rate of 4.47% for a period of 5 years.

Montecito Apartments—Houston, TX

On July 2, 2010, the Account entered into a mortgage agreement in the principal amount of $20.3 million with a fixed interest rate of 4.47% for a period of 5 years.

Phoenician Apartments—Houston, TX

On July 2, 2010, the Account entered into a mortgage agreement in the principal amount of $21.3 million with a fixed interest rate of 4.47% for a period of 5 years.

Ashford Meadows—Herndon, VA

On July 2, 2010, the Account entered into a mortgage agreement in the principal amount of $44.6 million with a fixed interest rate of 5.17% for a period of 10 years.

The Legend at Kierland—Phoenix, AZ

On July 9, 2010, the Account entered into a mortgage agreement in the principal amount of $21.8 million with a fixed interest rate of 4.97% for a period of 7 years.

The Tradition at Kierland—Phoenix, AZ

On July 9, 2010, the Account entered into a mortgage agreement in the principal amount of $25.8 million with a fixed interest rate of 4.97% for a period of 7 years.

Red Canyon at Palomino Park—Denver, CO

On July 9, 2010, the Account entered into a mortgage agreement in the principal amount of $27.1 million with a fixed interest rate of 5.34% for a period of 10 years.

Green River at Palomino Park—Denver, CO

On July 9, 2010, the Account entered into a mortgage agreement in the principal amount of $33.2 million with a fixed interest rate of 5.34% for a period of 10 years.

Blue Ridge at Palomino Park—Denver, CO

On July 9, 2010, the Account entered into a mortgage agreement in the principal amount of $33.4 million with a fixed interest rate of 5.34% for a period of 10 years.

For additional details concerning these and other of the Account’s mortgage loans payable, see Note 8—Mortgage Loans Payable.

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

Determination of Investments at Fair Value: The Account reports all investments and investment related mortgage loans payable at fair value. The Financial Accounting Standards Board (“FASB”) has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The following is a description of the valuation methodologies used to determine the fair value of the Accounts investments and investment related mortgage payables.

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

An independent fiduciary, Real Estate Research Corporation has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, RICS) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see “Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Valuation of Mortgage Loans Receivable:

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

Valuation of Mortgage Loans Payable:

Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the Account’s investments fair values.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in net realized and unrealized gains and losses on real estate properties and mortgage loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, monthly payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

Accounting for Investments: The investments held by the Account are accounted as follows:

Real Estate Properties:

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

Limited Partnerships:

The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income. Unrealized gains and losses are calculated based upon the net asset value of the Limited Partnership and recorded when the financial statements of the Limited Partnerships are received by the Account; however, as circumstances warrant, prior to the receipt of financial statements of a Limited

Partnership, the Account will estimate the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Real Estate Joint Ventures:

The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income. Income from the Joint Ventures are recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned by the Joint Venture, but not yet distributed to the Account by the Joint Ventures are recorded as unrealized gains and losses.

Marketable Securities:

Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date or as soon as the Account is informed of the dividend. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses:

Unrealized gains and losses are recorded as the fair values of Accounts investments are adjusted.

Realized gains and losses are recorded at the time an investment is sold or a distribution is received. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Distributions received from Limited Partnerships and Joint Ventures are recognized as realized gains at the time of receipt.

Net Assets:

The Account’s net assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash and cash equivalents and investments in marketable securities;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;

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

Cash and Cash Equivalents: The Account maintains cash balances in bank deposit accounts which, at times, exceed federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of September 30, 2010.

Due from Investment Advisor: Due to/from investment advisor represents amounts that were paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2010, represented 82.0% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2010, 18.0% of the Account’s total investments were comprised of marketable securities. As of September 30, 2010, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1 to the Account’s financial statements herein. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

The Account’s investments in cash equivalents and marketable securities (whether debt or equity) are subject to the following general risks:

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

In addition, to the extent the Account were to hold mortgage-backed securities (including CMBS), these securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The fair value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2010. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2010.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2009 and can also be found on the following two web sites, http://www.tiaa-cref.org/public/prospectuses/index.html and http://www.tiaa-cref.org/about/governance/corporate/topics/annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

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

	(B)	Forms of Income-Paying Contracts(2)
*	(C)	Form of Contract Endorsement for Internal Transfer Limitation
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(4)

	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation(6)
	(C)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.(7)
*(31)		Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications

*	Filed herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 12th day of November, 2010.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 12, 2010	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

November 12, 2010	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer