Form 10-K
period 2010-12-31
TIAA REAL ESTATE ACCOUNT
filed 2011-03-17
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

PART I

ITEM 1. BUSINESS.

General. The TIAA Real Estate Account (the “Real Estate Account”, the “Account” or the “Registrant”) was established on February 22, 1995, as an insurance company separate account of Teachers Insurance and Annuity Association of America (“TIAA”), a New York insurance company, by resolution of TIAA’s Board of Trustees (the “Board”). The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees in the academic, medical, cultural and research fields. The Account commenced operations on July 3, 1995, and interests in the Account were first offered to eligible participants on October 2, 1995.

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

The Real Estate Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA currently offers the Real Estate Account under the following annuity contracts:

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

The Account is regulated by the New York State Insurance Department (“NYID”) and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

Investment Objective. The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate and real estate-related investments owned by the Account. The Account will also invest in publicly-traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover expense needs.

Investment Strategy

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	real estate limited partnerships,

•	real estate investment trusts (REITs), which investments may consist of common or preferred stock interests,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including commercial mortgage-backed securities (CMBS) and other similar investments.

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family residential properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests at any time. Historically, over 70% of the Account’s net assets have been comprised of such direct ownership interests in real estate.

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2010, REIT securities comprised approximately 4.6% of the Account’s net assets, and the Account held no CMBS as of such date.

Non Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly-traded, liquid investments; namely:

•	U.S. Treasury securities,

•	securities issued by U.S. government agencies or U.S. government sponsored entities,

•	corporate debt securities,

•	money market instruments, and

•	stock of companies that do not primarily own or manage real estate.

However, from time to time (and most recently between late 2008 and mid 2010), the Account’s non real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate related liquid investments, particularly during times of significant inflows into the Account and/or there is a lack of attractive real estate related investments available in the market.

Liquid Securities. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly-traded non real estate-related liquid investments and liquid real estate-related securities, such as REITs and CMBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).

The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant participant transfer activity into the Account, (ii) the Account receives significant proceeds from sales of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to apply to acquire direct real estate investments, pay expenses or repay indebtedness.

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments, may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2010, our foreign assets represented approximately 2.5% of the Account’s net assets (after netting out the fair value of debt on our foreign properties).

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Net Assets and Portfolio Investments: At December 31, 2010, the Account’s net assets totaled approximately $10.8 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 77.6% of the Account’s net assets.

At December 31, 2010, the Account held a total of 99 real estate property investments (including its interests in 11 real estate-related joint ventures), representing 75.0% of the Account’s total investments (measured on a gross asset value basis (“Total Investments”)). As of that date, the Account also held investments in REIT equity securities (representing 3.9% of Total Investments), real estate limited partnerships (representing 2.1% of Total Investments), government agency notes (representing 11.8% of Total Investments) and U.S. Treasury securities (representing 7.2% of Total Investments). See the Account’s audited financial statements for more information as to the Account’s investments as of December 31, 2010.

Borrowing: The Account may borrow money and assume or obtain a mortgage on a property—i.e., make leveraged real estate investments. Under the Account’s current investment guidelines, management intends to maintain the Account’s loan to value ratio (as defined below) at or below 30%. However, through December 31, 2011:

•

the Account will maintain outstanding debt in an aggregate principal amount not to exceed the aggregate principal amount of debt outstanding as of the date of adoption of such guidelines in July 2009 (approximately $4.0 billion); and

•

subject to this $4.0 billion limitation, the Account may incur and/or maintain debt on its properties (including (i) refinancing outstanding debt, (ii) assuming debt on the Account’s properties, (iii) extending the maturity date of outstanding debt and/or (iv) incurring new debt on its properties).

The Account’s loan to value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. By December 31, 2011, management intends the Account’s loan to value ratio to be 30% or less and thereafter intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). In calculating outstanding indebtedness, we will include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2010, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $3.5 billion and the Account’s loan to value ratio was approximately 24.3%.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio. Such prepayments may require the Account to pay fees or ‘yield maintenance’ amounts to lenders.

In addition, while it has not done so as of the date of this report, the Account may obtain a line of credit to meet short-term cash needs, which line of credit may be unsecured and/or contain terms that may require the Account to secure a loan with one or more of its properties. Management expects the proceeds from any such short-term borrowing would be used to meet the cash flow needs of the Account’s properties and real estate-related investments, but depending on the circumstances, proceeds could be used for Account-level funding needs (including the need to honor unexpected participant withdrawal activity).

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

Personnel and Management. The Account does not directly employ any persons nor does the Account have its own management or board of directors. Rather, TIAA employees, under the direction and control of TIAA’s Board of Trustees and Investment Committee, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, on an “at-cost” basis.

Contracts. TIAA offers the Account as a variable option for the annuity contracts listed earlier in this Item 1, although some employer plans may not offer the Account as an option for certain contracts. Each payment to the Account buys a number of accumulation units. Similarly, any transfer or withdrawal from the Account results in the redemption of a number of accumulation units. The price paid for an accumulation unit, and the price received for an accumulation unit when redeemed, is the accumulation unit value (which we sometimes call the “AUV”) calculated for the business day on which we receive a participant’s purchase, redemption or transfer request in good order (unless a participant asks for a later date for a redemption or transfer).

Subject to the terms of the contracts and a participant’s employer’s plan, a participant can move money to and from the Account in the following ways:

•

from the Account to a CREF investment account, a TIAA Access variable account (if available), TIAA’s traditional annuity or a fund (including TIAA-CREF affiliated funds) or other option available under the plan;

•

to the Account from a CREF investment account, a TIAA Access variable account (if available), TIAA’s traditional annuity (transfers from TIAA’s traditional annuity under RA, GRA or Retirement Choice contracts are subject to restrictions), a TIAA-CREF affiliated fund or from other companies/plans;

•	by withdrawing cash; and/or

•	by setting up a program of automatic withdrawals or transfers.

Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement), individual participants with contracts issued in certain jurisdictions will be limited from making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. See the Account’s prospectus for more information.

Appraisals and Valuations. With respect to the Account’s real property investments, following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties are appraised each quarter by an independent external state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

In general, the Account records appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments and thus adjustments to the valuations of its holdings (to the extent adjustments are made) happen regularly throughout each quarter and not on one specific day in each period. In addition, an estimated daily equivalent of net operating income is taken into consideration and is adjusted for actual transactional activity. The remaining assets in the Account are primarily marketable securities that are priced on a daily basis. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies” in this Form 10-K for more information on how each class of the Account’s investments are valued.

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

Importantly, however, this liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. The Account pays TIAA for the liquidity guarantee through a daily deduction from the Account’s net assets. Primarily as a result of significant net participant transfers in the second half of 2008 and the first half of 2009, pursuant to this liquidity guarantee obligation, the TIAA general account purchased an aggregate of $1.2 billion of liquidity units issued by the Account between December 2008 and June 2009. Since July 1, 2009 and through the date of filing this Form 10-K, no further liquidity units have been purchased. As of the date of filing this Form 10-K, no accumulation units have been redeemed by TIAA.

Management cannot predict when future accumulation unit purchases may be required under this liquidity guarantee, nor can management predict when such liquidity units will be redeemed in part, or in full. Please refer to the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations” for more information concerning the Liquidity Guarantee.

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE 96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. Real Estate Research Corporation, a real estate consulting firm whose principal offices are located in Chicago, Illinois, was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary. Its term expires in February 2012. The independent fiduciary’s responsibilities include:

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

In addition, the independent fiduciary has certain responsibilities with respect to the Account that it had historically undertaken or is currently undertaking with respect to TIAA’s purchase and ownership of liquidity units, including among other things, reviewing the purchases and redemption of liquidity units by TIAA to ensure the Account uses the correct unit values. In connection therewith, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2010, TIAA owned 9.8% of the outstanding accumulation units of the Account. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

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

•	a weak market for real estate generally and/or in specific locations where the Account may own property;

•	the availability of financing (both for the Account and potential purchasers of the Account’s properties);

•	an oversupply of, or a reduced demand for, certain types of real estate properties;

•	business closings, industry or sector slowdowns, employment losses and related factors;

•	natural disasters, flooding and other significant and severe weather-related events, including those caused by global climate change;

•	terrorist attacks and/or other man-made events; and

•	decline in population or shifting demographics.

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

Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. In particular, the Account owns and operates a number of industrial properties, which typically feature larger tenant concentration. The insolvency and/or closing of a single tenant in one of our industrial properties may significantly impair the income generated by an industrial property, and may also depress the value of such property.

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

•

Leasing Risk. A number of factors could cause the Account’s rental income, a key source of the Account’s revenue and investment return, to decline, which would adversely impact the Account’s results and investment returns. These factors include the following:

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

•

In some instances, our properties may be specifically suited to and/or outfitted for the particular needs of a certain tenant based on the type of business the tenant operates. For example, many companies desire space with an open floor plan. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the floor plan limits the types of businesses that can use the space without major renovation, which may require us to incur substantial expense in re-planning the space. Also, upon expiration of a lease, the space preferences of our major tenants may no longer align with the space they previously rented, which could cause those tenants to not renew their lease, or may require us to expend significant sums to reconfigure the space to their needs.

•

The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including variations in rental revenues due to customary “percentage rent” clauses which may be in place for retail tenants and the insolvency and/or closing of an anchor tenant. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors.

•

Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases, reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.

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

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, litigation expenses associated with a property, maintenance and insurance costs that are not reimbursed by tenants increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations. In addition, the Account’s expenses of owning and operating a property are not necessarily reduced when our income from a property is reduced.

•

Condemnation. A governmental agency may condemn and convert for a public use (i.e., through eminent domain) all or a portion of a property owned by the Account. While the Account would receive compensation in connection with any such condemnation, such compensation may not be in an amount the Account believes represents equivalent value for the condemned property. Further, a partial condemnation could impair the ability of the Account to maximize the value of the property during its operation, including making it more difficult to find new tenants or retain existing tenants. Finally, a property which has been subject to a partial condemnation may be more difficult to sell at a price the Account believes is appropriate.

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

•

The Account may need to provide financing to a purchaser if no cash buyers are available, or if buyers are unable to receive financing on terms enabling them to consummate the purchase. Such seller financing introduces a risk that the counterparty may not perform its obligations to repay the amounts borrowed from the Account to complete the purchase.

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

Valuation and Appraisal Risks: Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Recent disruptions in the macroeconomy, real estate markets and the credit markets have led to a significant decline in transaction activity in most markets and sectors and the lack of observable transaction data may have made it more difficult for an appraisal to determine the fair value of the Account’s real estate. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value.

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

Finally, the Account recognizes items of income (such as net operating income from real estate investments, distributions from real estate limited partnerships or joint ventures, or dividends from REIT stocks) and expense in many cases on an intermittent basis, where the Account cannot predict with certainty the magnitude or the timing of such item. As such, even as the Account estimates items of net operating income on a daily basis, the AUV for the Account may fluctuate, perhaps significantly, from day to day, as a result of adjusting these estimates for the actual recognized item of income or expense.

Investment Risk Associated with Participant Transactions: The amount we have available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in investments other than real estate and real estate-related investments, comprised of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate-related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt).

In the second half of 2008 and in 2009, the Account experienced significant net participant transfers out of the Account. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. The Account experienced net participant outflows in each quarter of 2009, causing the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis) throughout all of 2009 and into early 2010. Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If the amount of net participant transfers out of the Account were to recur, particularly in the high volumes similar to that experienced in late 2008 and 2009, we may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in early 2010, there is no guarantee that redemption activity will not increase again, perhaps in a significant and rapid manner.

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in cash and cash equivalents than the Account’s managers would elect to hold under the Account’s long-term investment strategy. In the final three quarters of 2010, unlike the first quarter of 2010, the Account experienced net participant transfer activity into the Account in the amount of $1.4 billion. As of December 31, 2010, the Account’s non real estate-related liquid assets comprised 22.3% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. In an appreciating real estate market generally, this large percentage of assets held in liquid investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury securities and related highly liquid securities, such as has existed since 2009. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2010, the Account’s loan to value ratio was approximately 24.3%. However, through December 31, 2011, the Account is permitted to maintain indebtedness, in the aggregate, either directly or through its joint venture investments, in an amount up to approximately $4.0 billion, which, as of December 31, 2010, would represent a loan to value ratio of approximately 27.7%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

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

•

Default Risk. The property may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property). In any of these circumstances, we may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan. Finally, any such default could increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties.

•

Balloon Maturities. If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property, and the Account could lose the value of its investment in that property.

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

A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, may aggravate some or all of these risks.

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

•

a co-venturer may desire a higher current income return on a particular investment than does the Account (which may be motivated by a longer-term investment horizon or exit strategy), or vice versa, which could cause difficulty in managing a particular asset;

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

•

The Account may have limited rights with respect to the underlying property pursuant to the terms of the joint venture, including the right to operate, manage or dispose of a property, and a co-venturer could have approval rights over the marketing or the ultimate sale of the underlying property.

•

The terms of the Account’s ventures often provide for complicated agreements which can impede our ability to direct the sale of the property owned by the venture at times the Account views most favorable. One such agreement is a ‘buy-sell’ right, which may force us to make a decision (either to buy our co-venturer’s interest or sell our interest to our co-venturer) at inopportune times.

•	A co-venturer can make it harder for the Account to transfer its equity interest in the venture to a third party, which could adversely impact the valuation of the Account’s interest in the venture.

Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multifamily residential properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.

Environmental Risks: The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and wasn’t responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required cleanup relating to a single real estate investment (including remediation of contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.

Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, and any such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, we are reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, we may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s returns.

Risks of Developing or Redeveloping Real Estate or Buying Recently Constructed Properties: If the Account chooses to develop or redevelop a property or buys a recently constructed property, it may face the following risks:

•

There may be delays or unexpected increases in the cost of property development, redevelopment and construction due to strikes, bad weather, material shortages, increases in material and labor costs or other events.

•

If the Account were viewed as developing or redeveloping underperforming properties, suffering losses on our investments, or defaulting on any loans on our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, venture partners and tenants.

•

Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, higher interest rates, overbuilding in the area, or the regulatory and permitting environment), the property may not attract tenants on the schedule we originally planned and/ or may not operate at the income and expense levels first projected.

Risks with Purchase-Leaseback Transactions: To the extent the Account invested in a purchase-leaseback transaction, the major risk is that the third party lessee will be unable to make required payments to the Account. If the leaseback interest is subordinate to other interests in the real property, such as a first mortgage or other lien, the risk to the Account increases because the lessee may have to pay the senior lienholder to prevent foreclosure before it pays the Account. If the lessee defaults or the leaseback is terminated prematurely, the Account might not recover its investment unless the property is sold or leased on favorable terms.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account from time to time invests in REIT securities. The Account’s investments in REITs may increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2010, REIT securities comprised approximately 4.6% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.

REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if we invest in a REIT security that later fails to qualify as a REIT, this may adversely affect the performance of our investment.

RISKS OF MORTGAGE-BACKED SECURITIES

The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors.

Importantly, the market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally (such as was recently the case, particularly in 2008 and 2009) may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

The Account invests in securities issued by U.S. government agencies and U.S. government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account invests in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets, such as has recently been the case. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity generally may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Further, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities.

RISKS OF LIQUID INVESTMENTS

The Account’s investments in liquid investments (whether real estate-related, such as REITs, CMBS or some mortgage loans receivable, or non real estate-related, such as cash equivalents and government securities, and whether debt or equity), are subject to the following general risks:

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

Further, to the extent that a significant portion of the Account’s net assets at any particular time are comprised of cash, cash equivalents and non real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments.

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

•	The Account may, but is not required to, hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful.

•	Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.

•

The regulatory environment in non-U.S. jurisdictions may disfavor owners and operators of real estate investment properties, resulting in less predictable and/or economically harmful outcomes if the Account were to face a significant dispute with a tenant or with a regulator itself.

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

RISKS OF INVESTING IN MORTGAGE LOANS

The Account’s investment strategy includes, to a limited extent, investments in mortgage loans (i.e., the Account serving as lender).

•	General Risks of Mortgage Loans. The Account will be subject to the risks inherent in making mortgage loans, including:

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

•

Prepayment Risks. The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, we may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate.

•

Interest Limitations. The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, we could incur penalties or may be unable to enforce payment of the loan.

•	Risks of Participations. To the extent the Account invested in a participating mortgage, the following additional risks would apply:

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

CONFLICTS OF INTEREST WITHIN TIAA

General. TIAA and its affiliates (including Teachers Advisors, Inc., its wholly owned subsidiary and a registered investment adviser) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

Liquidity Guarantee: In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. As of the date of this report, TIAA owns liquidity units purchased pursuant to this guarantee. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary will oversee any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy. For a discussion of the relevant allocation policies and procedures TIAA has established as well as a summary of other conflicts of interest which may arise as a result of TIAA’s management of the Account, see “Establishing and Managing the Account—the Role of TIAA—Conflicts of Interest.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2010. The Account’s property investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties. Fair value amounts are in thousands.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)
1001 Pennsylvania Ave	Washington, DC	1987	2004	756,499	97%	$34.40	$589,839	(4)
Four Oaks Place	Houston, TX	1983	2004	1,758,378	93%	17.14	383,676
Fourth & Madison	Seattle, WA	2002	2004	845,533	99%	27.74	330,007	(4)
50 Fremont Street	San Francisco, CA	1983	2004	810,089	98%	27.98	315,072	(4)
780 Third Avenue	New York, NY	1984	1999	487,501	91%	48.29	300,616
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	396,140	98%	48.63	260,045	(4)(5)
99 High Street	Boston, MA	1971	2005	731,204	84%	34.64	255,014	(4)
The Newbry	Boston, MA	1940- 1961(6)	2006	607,422	90%	39.80	252,017
1900 K Street	Washington, DC	1996	2004	339,060	99%	28.95	246,054
701 Brickell	Miami, FL	1986(8)	2002	676,149	92%	31.87	201,170
Lincoln Centre	Dallas, TX	1984	2005	1,638,132	82%	16.32	195,416	(4)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)
275 Battery	San Francisco, CA	1988	2005	475,138	87%	$30.98	$180,364
1401 H Street NW	Washington, D.C.	1992	2006	340,656	92%	34.65	179,294	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	261,932	97%	49.68	165,513	(4)
Yahoo! Center(7)	Santa Monica, CA	1984	2004	1,185,119	90%	32.44	157,452
Mellon Financial Center at One Boston Place(10)	Boston, MA	1970(8)	2002	804,444	89%	42.45	150,276
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	95%	15.35	125,228
Ten & Twenty Westport Road	Wilton, CT	1974(8), 2001	2001	526,617	94%	21.39	100,663
Urban Centre	Tampa, FL	1984, 1987	2005	548,056	83%	19.21	89,727
The Ellipse at Ballston	Arlington, VA	1989	2006	194,972	91%	26.29	76,716
Morris Corporate Center III	Parsippany, NJ	1990	2000	525,533	85%	14.87	71,896
Oak Brook Regency Towers	Oakbrook, IL	1977(8)	2002	402,318	96%	14.68	70,574
Treat Towers(11)	Walnut Creek, CA	1999	2003	372,255	83%	17.11	67,108
88 Kearny Street	San Francisco, CA	1986	1999	227,160	84%	37.54	65,407
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,680	70%	18.52	56,201	(4)
One Virginia Square	Arlington, VA	1999	2004	116,077	100%	37.68	51,700
Parkview Plaza	Oakbrook, IL	1990	1997	265,175	91%	15.84	43,112
Wellpoint	Westlake Village, CA	1986 1998	2006	216,571	100%	16.75	41,000
West Lake North Business Park	Westlake Village, CA	2000	2004	197,288	78%	19.97	40,765
Prominence in Buckhead(11)	Atlanta, GA	1999	2003	441,795	69%	9.29	39,799
The North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	350,000	97%	9.71	36,353
The Pointe on Tampa Bay	Tampa, FL	1982(8)	2002	253,296	78%	10.17	35,188
Centerside I	San Diego, CA	1982	2004	202,913	68%	19.30	34,000
Camelback Center	Phoenix, AZ	2001	2007	231,345	82%	19.97	33,213
3 Hutton Centre	Santa Ana, CA	1985(8)	2003	198,217	81%	19.21	32,195
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	87%	20.94	27,895
Needham Corporate Center	Needham, MA	1987	2001	138,259	90%	15.60	18,566
Creeksides at Centerpoint	Kent, WA	1985	2006	218,166	53%	5.28	16,611

Subtotal—Office Properties					87%		$5,335,742

Percent leased weighted by property fair value—Office(9)					92%

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100%	3.08	223,700	(4)
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	97%	2.51	140,638
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000; 2001; 2002; 2004	1,490,235	100%	2.92	83,400
Southern California RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	92%	5.22	75,512
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,369,645	100%	4.60	73,500

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,646	94%	$4.15	$66,800
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	90%	3.75	63,267
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998; 2000	1,427,699	97%	3.15	58,865
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	3.84	52,500
Chicago CALEast Industrial Portfolio(13)	Chicago, IL	1974-2005	2003	1,145,152	98%	3.81	50,801
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	90%	2.75	49,001
Northern California RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	84%	3.91	39,730
IDI National Portfolio(12)	Various, U.S.	1999-2004	2004	3,655,671	93%	2.49	39,255
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	100%	2.71	38,800
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100%	3.85	38,465
Pinnacle Industrial/DFW Trade Center	Grapevine. TX	2003, 2004, 2006	2006	899,200	100%	3.65	38,400
GE Appliance East Coast Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	2.82	29,100
Broadlands Business Park	Elkton, MD	2006	2006	756,600	100%	3.15	24,200
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,000	70%	3.13	22,077
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	81%	4.78	19,946
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	4.36	17,000
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	2.04	15,800
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	100%	6.27	14,505
Airways Distribution Center	Memphis, TN	2005	2006	556,600	—%	0.00	12,113
UPS Distribution Facility	Fernley, NV	1998	1998	256,000	80%	2.55	7,100

Subtotal—Industrial Properties					93%		$1,294,475

Percent leased weighted by property fair value—Industrial(9)					95%

RETAIL PROPERTIES
DDR Joint Venture(14)	Various	Various	2007	12,205,571	83%	10.40	303,866
The Florida Mall(15)	Orlando, FL	1986(8)	2002	986,972	99%	40.06	238,966
Printemps de l’Homme	Paris, FR	1930	2007	142,363	100%	77.27	223,743	(5)
Florida Retail Portfolio(16)	Various, FL	1974-2005	2006	1,259,829	84%	12.66	165,458
Miami International Mall(15)	Miami, FL	1982(8)	2002	291,500	96%	38.36	93,221
Westwood Marketplace	Los Angeles, CA	1950(8)	2002	202,201	100%	30.49	89,001
Mazza Gallerie	Washington, DC	1975	2004	293,935	93%	15.76	76,000
Marketfair	West Windsor, NJ	1987	2006	240,297	94%	23.56	66,245
West Town Mall(15)	Knoxville, TN	1972(8)	2002	772,648	98%	22.58	50,613
Publix at Weston Commons	Weston, FL	2005	2006	126,922	99%	24.09	45,200	(4)
South Frisco Village	Frisco, TX	2002	2006	227,175	90%	11.40	29,000	(4)
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,653	78%	9.52	27,504
Champlin Marketplace	Champlin, MN	1998-1999, 2005	2007	103,577	97%	10.76	12,712
Suncrest Village	Orlando, FL	1987	2005	93,358	84%	10.62	12,600

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3)
Plantation Grove	Ocoee, FL	1995	1995	73,655	91%	$9.46	$9,400

Subtotal—Retail Properties					85%		$1,443,529

Percent leased weighted by property fair value—Retail(9)					93%

RESIDENTIAL PROPERTIES
Houston Apartment Portfolio(17)	Houston, TX	1984-2004	2006	N/A	98%	N/A	186,924	(4)
Palomino Park Apartments	Denver, CO	1996-2001	2005	N/A	95%	N/A	168,708	(4)
The Colorado	New York, NY	1987	1999	N/A	100%	N/A	123,039	(4)
Kierland Apartment Portfolio(17)	Scottsdale, AZ	1996-2000	2006	N/A	97%	N/A	96,002	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	97%	N/A	95,436	(4)
The Legacy at Westwood Apartments	Los Angeles, CA	2001	2002	N/A	95%	N/A	93,242	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	96%	N/A	70,098
Regents Court Apartments	San Diego, CA	2001	2002	N/A	100%	N/A	65,005	(4)
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	96%	N/A	60,029
The Caruth	Dallas, TX	1999	2005	N/A	99%	N/A	56,083	(4)
1050 Lenox Park	Atlanta, GA	2001	2005	N/A	97%	N/A	50,805	(4)
The Reserve at Sugarloaf	Duluth, GA	2000	2005	N/A	97%	N/A	43,720	(4)
The Lodge at Willow Creek	Denver, CO	1997	1997	N/A	96%	N/A	39,709
The Maroneal	Houston, TX	1998	2005	N/A	94%	N/A	37,614
Glenridge Walk	Atlanta, GA	1996, 2001	2005	N/A	98%	N/A	33,605
Westcreek Apartments	Westlake Village, CA	1988	1997	N/A	96%	N/A	29,616
Lincoln Woods Apartments	Lafayette Hill, PA	1991	1997	N/A	93%	N/A	29,124
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	N/A	94%	N/A	23,730
Phoenix Apartment Portfolio(17)	Greater Phoenix Area, AZ	1995-1998	2006	N/A	96%	N/A	22,978
The Fairways of Carolina	Margate, FL	1993	2001	N/A	98%	N/A	22,317

Subtotal—Residential Properties					97%		$1,347,784

Percent leased weighted by property fair value—Residential(9)					97%

OTHER COMMERCIAL PROPERTIES
Storage Portfolio I(18)	Various, U.S.	1972-1990	2003	2,295,410	84%	$10.12	$52,812

Subtotal—Commercial Properties							$8,126,558

Total—All Properties—Percent Leased weighted by property fair value					93%		$9,474,342

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2010. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)

1 & 7 Westferry Circus is located in the United Kingdom. Printemps de l’Homme is located in France. The fair value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2010.

(6)	This property was renovated in 2004 and 2006.

(7)	This property is held in 50%/50% joint venture with Equity Office Properties Trust. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(8)	Undergone extensive renovations since original construction.

(9)	Values shown are based on the property fair value weighted as a percent of the total fair value and based upon the percent leased for each property.

(10)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(11)	This investment property is held in a 75%/25% joint venture with Equity Office Properties Trust. Fair value shown reflects the value of the Account’s interest in the joint venture.

(12)	This investment property held in 60%/40% joint venture with Industrial Development International. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(13)	A portion of this portfolio was sold in 2008.

(14)

This investment property consists of 43 properties located in 13 states and is held in a 85%/15% joint venture with Developers Diversified Realty Corporation (“DDR”). Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(15)	This investment property is held in a 50%/50% joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(16)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Fair value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains seven neighborhood and/or community shopping centers located in Ft. Lauderdale, Miami, Orlando, and Tampa, Florida areas.

(17)	A portion of this portfolio was sold in 2009.

(18)	This investment property is held in a 75%/25% joint venture with Storage USA. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

At December 31, 2010, the Account held 79 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Eleven of these property investments were held through joint ventures, and 29 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•

Office. 38 property investments containing approximately 18.6 million square feet located in 12 states, the District of Columbia and the United Kingdom. As of December 31, 2010, the Account’s office properties had an aggregate market value of approximately $5.3 billion.

•

Industrial. 25 property investments containing approximately 30.2 million square feet located in 11 states, including a 60% interest in a portfolio of industrial properties located throughout the United States. As of December 31, 2010, the Account’s industrial properties had an aggregate market value of approximately $1.3 billion.

•

Retail. 15 property investments containing approximately 17.3 million square feet located in six states, the District of Columbia and Paris, France. As of December 31, 2010, the Account’s retail properties had an aggregate market value of approximately $1.4 billion. One of the retail property investments is an 85% interest in a portfolio containing 43 individual retail shopping centers located throughout the Eastern and Southeastern states.

In addition, the Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 2.3 million square feet. As of December 31, 2010, the Account’s interest in this portfolio had a market value of approximately $52.8 million.

As of December 31, 2010, the market value weighted average occupancy rate of the Account’s entire commercial real estate portfolio was 92.5%. On a weighted basis, the overall occupancy rate of the Account’s commercial real estate portfolio was 89.0%. The Account’s:

•	office property investments were 91.8% leased on a market value weighted basis and 86.7% leased on a weighted basis;

•	industrial property investments were 95.3% leased on a market value weighted basis and 92.8% leased on a weighted basis;

•	retail property investments were 92.7% leased on a market value weighted basis and 84.7% leased on a weighted basis; and

•	the storage portfolio was 84.0% leased.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2010 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(1)	510,659	2.7%	0.8%
Deloitte and Touche USA LLP(1)	487,193	2.6%	0.7%
Crowell & Moring LLP(1)	377,911	2.0%	0.6%
The Bank of New York Mellon Corporation(2)	372,909	2.0%	0.6%
Microsoft Corporation(1)	361,528	1.9%	0.5%
Atmos Energy Corporation(1)	319,035	1.7%	0.5%
GE Healthcare(1)	309,278	1.7%	0.5%
Yahoo! Inc.(2)	302,324	1.6%	0.5%
Metropolitan Life Insurance Co.(3)	243,349	1.3%	0.4%
Pearson Education, Inc.(1)	225,299	1.2%	0.3%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(1)	1,099,112	3.6%	1.7%
General Electric Company(1)	1,004,000	3.3%	1.5%
Regal West Corporation(1)	968,535	3.2%	1.5%
Restoration Hardware Inc.(1)	886,052	2.9%	1.3%
Kuehne & Nagel(1)	840,902	2.8%	1.3%
Kumho Tire U.S.A. Inc.(1)	830,485	2.7%	1.3%
Tyco Healthcare Retail Group, Inc.(1)	800,000	2.6%	1.2%
Michelin North America, Inc(1)	756,690	2.5%	1.1%
Technicolor Videocassette of Michigan, Inc.(1)	708,532	2.3%	1.1%
Del Monte Fresh Produce, N.A., Inc.(1)	689,660	2.3%	1.0%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Non-Residential Properties

Publix Super Markets, Inc.(3)	490,634	2.8%	0.7%
Dick’s Sporting Goods, Inc.(2)	477,486	2.8%	0.7%
Wal-Mart Stores, Inc.(2)	415,056	2.4%	0.6%
Ross Stores, Inc.(2)	414,732	2.4%	0.6%
Belk, Inc.(2)	371,706	2.2%	0.6%
PetSmart, Inc.(2)	370,037	2.1%	0.6%
Michael’s Stores, Inc.(3)	359,047	2.1%	0.5%
Bed Bath & Beyond Inc.(3)	350,418	2.0%	0.5%
Kohl’s Corporation(2)	348,057	2.0%	0.5%
Best Buy Co., Inc.(3)	277,720	1.6%	0.4%

(1)	Tenant occupied space within wholly owned property investments.

(2)	Tenant occupied space within joint venture investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2016 and thereafter, in the Account’s commercial (non-residential) properties. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2010 or are month to month leases.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2011	1,904,179	10.2%
2012	1,259,844	6.8%
2013	1,521,804	8.2%
2014	2,222,745	11.9%
2015	1,895,299	10.2%
2016 and thereafter	7,135,067	38.3%

Total	15,938,938	85.6%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2011	3,895,917	12.9%
2012	3,128,561	10.4%
2013	5,241,902	17.3%
2014	2,039,814	6.8%
2015	6,676,316	22.1%
2016 and thereafter	6,898,302	22.8%

Total	27,880,812	92.3%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2011	1,694,912	9.8%
2012	1,882,945	10.9%
2013	1,769,038	10.2%
2014	1,307,870	7.6%
2015	1,466,010	8.5%
2016 and thereafter	6,321,120	36.6%

Total	14,441,895	83.6%

Residential properties

The Account’s residential property portfolio currently consists of 20 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 8,600 units located in nine states and had a 97% occupancy rate as of December 31, 2010. Ten of the residential properties in the portfolio are subject to mortgages. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2010, the Account’s residential properties had an aggregate market value of approximately $1.3 billion.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2010.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Porfolio(1)	Houston, TX	1,777	1,013	$1,448
Palomino Park(1)	Highlands Ranch, CO	1,184	1,096	1,078
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	979
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	906	1,055
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,569
Windsor at Lenox Park	Atlanta, GA	407	1,024	1,389
The Caruth	Dallas, TX	338	1,168	1,541
Reserve at Sugarloaf	Duluth, GA	333	1,220	1,031
The Lodge at Willow Creek	Lone Tree, CO	316	995	1,005
The Maroneal	Houston, TX	309	928	1,431
Glenridge Walk	Sandy Springs, GA	296	1,146	1,349
The Colorado	New York, NY	256	622	2,930
Regents Court	San Diego, CA	251	886	1,664
Larkspur Courts	Larkspur, CA	248	1,001	2,016
Phoenix Apartment Portfolio	Chandler, AZ	240	976	817
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	1,250
The Fairways of Carolina	Margate, FL	208	1,026	1,189
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	200	1,048	1,275
Legacy at Westwood	Los Angeles, CA	187	1,181	4,773
Westcreek	Westlake Village, CA	126	951	1,620

(1)	Represents a portfolio containing multiple properties.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2010 to December 31, 2010, the high and low accumulation unit values for the Account were $219.173 and $188.943, respectively. For the period January 1, 2009 to December 31, 2009, the high and low accumulation unit values for the Account were $267.644 and $193.376, respectively.

Holders. The approximate number of Account contract owners at December 31, 2010 was 1,025,000.

Dividends. Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

(b) Use of Proceeds: Not applicable.

(c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data should be considered in conjunction with the Account’s financial statements and notes provided in this Form 10-K (amounts in thousands except for per accumulation unit amounts).

	Years Ended December 31,
	2010	2009	2008	2007	2006
Investment income:
Real estate income, net	$421,162	$479,657	$500,434	$529,412	$444,783
Income from real estate joint ventures and limited partnerships	89,268	114,578	116,889	93,724	60,789
Dividends and interest	8,581	1,733	81,523	141,914	135,407

Total investment income	519,011	595,968	698,846	765,050	640,979
Expenses	95,779	95,473	153,040	140,294	83,449

Investment income, net	423,232	500,495	545,806	624,756	557,530
Net realized and unrealized gains (losses) on investments and mortgage loans payable	756,968	(3,612,505)	(2,513,024)	1,438,435	1,056,671

Net increase (decrease) in net assets resulting from operations	1,180,200	(3,112,010)	(1,967,218)	2,063,191	1,614,201
Participant transactions	1,743,026	(1,575,700)	(4,339,995)	1,464,653	1,969,781
TIAA Purchase of Liquidity Units	—	1,058,700	155,600	—	—

Net increase (decrease) in net assets	$2,923,226	$(3,629,010)	$(6,151,613)	$3,527,844	$3,583,982

	Years Ended December 31,
	2010	2009	2008	2007	2006

Total assets	$12,839,962	$9,912,703	$13,576,954	$19,232,767	$15,759,961
Total liabilities	2,036,822	2,032,789	2,068,030	1,572,230	1,627,268

Total net assets	$10,803,140	$7,879,914	$11,508,924	$17,660,537	$14,132,693

Number of accumulation units outstanding	48,070	39,473	41,542	55,106	50,146

Net asset value, per accumulation unit	$219.173	$193.454	$267.348	$311.410	$273.650

Mortgage loans payable	$1,860,157	$1,858,110	$1,830,040	$1,392,093	$1,437,149

Quarterly Selected Financial Information Data

The following quarterly selected unaudited financial data for each full quarter of 2010 and 2009 are derived from the financial statements of the Account for the years ended December 31, 2010 and 2009 (amounts in thousands).

	2010				Year Ended December 31, 2010
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$96,557	$115,940	$112,639	$98,096	$423,232
Net realized and unrealized (loss) gain on investments and mortgage loans payable	(249,065)	240,970	300,772	464,291	756,968

Net (decrease) increase in net assets resulting from operations	$(152,508)	$356,910	$413,411	$562,387	$1,180,200

Total return	-1.94%	4.44%	4.68%	5.68%	13.29%

	2009				Year Ended December 31, 2009
	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$119,440	$130,429	$135,536	$115,090	$500,495
Net realized and unrealized loss on investments and mortgage loans payable	(1,074,437)	(1,166,159)	(836,451)	(535,458)	(3,612,505)

Net decrease in net assets resulting from operations	$(954,997)	$(1,035,730)	$(700,915)	$(420,368)	$(3,112,010)

Total return	-8.36%	-9.96%	-7.64%	-5.05%	-27.64%

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

Forward-Looking Statements

Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/or may result in sales of real estate-related assets to generate liquidity and (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels;

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

•

Required Property Sales: The risk that, if TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee (as determined by the independent fiduciary), the independent fiduciary could require the sales of properties to reduce TIAA’s ownership interest, which sales could occur at times and at prices that depress the sale proceeds to the Account; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS), and non-real estate-related liquid assets, including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk.

More detailed discussions of certain of these risk factors are contained in the section of this Form 10-K entitled “Item 1A. Risk Factors” and in this section below and also in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2010 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2010 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

Economic and Capital Markets Overview and Outlook

While the U.S. economic recovery slowed during the second half of the year, there were indications that it was back on track as 2010 came to a close. Federal Reserve Chairman Ben Bernanke noted in a January 7, 2011, testimony before the U.S. Senate Committee on the Federal Budget that there was “…increased evidence that a self-sustaining recovery in consumer and business spending may be taking hold.” The housing market remains weak and the unemployment rate elevated, but the increase in consumer and business spending in the fourth quarter of 2010 suggested “…the pace of economic recovery seems likely to be moderately stronger in 2011 than it was in 2010.” For 2010 as a whole, gross domestic product (“GDP”) grew 2.9%, including 2.6% growth in the third quarter and a preliminary estimate of 3.2% GDP growth in the fourth quarter. The increase in growth during the fourth quarter provided solid evidence that the recovery is on a self-sustaining pace, but the U.S. economy has so far been unable to produce the job growth needed to absorb the large numbers of unemployed. In 2010, 1.1 million net new jobs were generated, leaving considerable ground to make up after the 8.5 million jobs that were lost during the recession. Despite the official end to the recession in June 2009, the unemployment rate stood at an elevated 9.4% as 2010 drew to a close.

While macroeconomic conditions in the U.S. slightly strengthened in the fourth quarter, growth in Europe weakened, and prospects for the European economy in 2011 grew more tenuous as a result of the ongoing sovereign debt crisis. After the bailouts of Greece and Ireland were completed, focus was directed to Portugal, Spain, and Italy, which also have sizeable deficits. Recently successful bond sales have temporarily assuaged fears of a further spread in the crisis, but investors remain skeptical that economic growth will be strong enough to achieve mandated deficit reductions, particularly given the planned cutbacks in government spending. The European Central Bank has pledged to make use of all of the tools at its disposal, but the uncertainty associated with these countries poses significant risk for global capital markets. While growth in emerging markets has been robust, concerns about a real estate bubble in China along with rising inflation in China, India and other developing nations has some potential to slow the global economy.

Despite the uncertain macroeconomic environment, the Dow Jones Industrial Average added 7% in the fourth quarter of 2010 and gained 11% for 2010 as a whole. Similarly, the S&P 500 added 10% during the fourth quarter and 11% for the year. Investors responded positively to strong earnings reports from U.S. companies, and particularly those with sizeable international operations. At the same time, gold prices soared due to surging demand from the developing world, the perception of gold as a safe haven in times of economic uncertainty and speculation. Following reports that the economic recovery had stalled, yields on the 10-year Treasury hit a 2010 low of 2.38% early in the fourth quarter of 2010, but subsequently rose to close to 3.50% following the Federal Reserve’s announcement of additional Treasury purchases and the expectation that extension of the Bush-era tax cuts and other stimulus programs would produce stronger economic growth in 2011. The dollar weakened against the euro and most other major currencies, giving up the gains from the first half of the year. Still, U.S. exports remained relatively strong during the second half of 2010 which benefited the manufacturing sector.

Notwithstanding the various potential downside risks, most economists expect the U.S. economy to grow at a modest pace in 2011, and for economic activity to strengthen over the course of the year. Prospects for 2011 are encouraging due in part to the recent pickup in consumer spending which is expected to continue in 2011. Consumer spending is expected to grow 2.6% in 2011 vs. 1.7% in 2010. The real driving force behind growth, however, is expected to remain with the business sector where investment spending will continue to thrive. Corporate profits soared in 2010 leaving businesses flush with cash and the appetite for investment in equipment and software to improve operational efficiency. Economists expect capital spending to taper off over the course of 2011, but with businesses increasing hiring in order to meet growing demand for their products.

The December 2010 consensus of economists surveyed by the Blue Chip Economic Indicators publication is for GDP to grow 2.6% in 2011, with GDP growing at a modest 2.5-2.7% rate in the first half of the year and at a slightly stronger 3.0-3.2% rate in the second half of the year. Again, growth of this magnitude would not be strong enough to significantly reduce the unemployment rate. The mediocre growth expectations for 2011 reflect the ongoing drag from the depressed housing market, weak consumer confidence, tight credit for consumers and small businesses and the waning effects of 2009’s fiscal stimulus. At the same time, the recently passed extension of Bush-era tax cuts and the fiscal stimulus accompanying it will add positively to growth as will the ongoing accommodative stance of monetary policy. The Fed’s second round of quantitative easing is underway, targeting $600 billion in purchases of longer-term Treasuries. More importantly, this easing is intended to signal the Fed’s commitment to raising inflation closer to its target. Higher inflation expectations should stimulate spending or at least counteract any drag on growth from deflation fears.

Recent trends in key economic indicators are summarized in the table below. The fourth quarter of 2010 saw a net gain of 384,000 jobs in the United States as compared to a loss of 91,000 during the third quarter of 2010. Growth in private sector employment (not shown below) has been relatively strong, growing by 372,000 and 385,000 in the third and fourth quarters of 2010, respectively. In 2010 as a whole, the private sector generated 1.35 million jobs as compared with a loss of 222,000 government sector jobs (of which a large number were temporary 2010 Census workers). Still, private sector employment grew by 112,000 per month in 2010 which is short of the job growth that is necessary to absorb the 150,000 persons that entered the labor force each month. However, stronger employment growth is expected in 2011, with job gains expected to total 2.2 million in 2011, or over 180,000 per month, as shown in the table below.

Economic Indicators*

	2010	2010Q1	2010Q2	2010Q3	2010Q4	Forecast
						2011	2012
Economy(1)
Gross Domestic Product (GDP)	2.9%	3.7%	1.7%	2.6%	3.2%	3.1%	3.2%
Employment Growth (Thousands)	1,124	261	570	-91	384	2,200	3,200
Interest Rates(2)
10 Year Treasury	3.22%	3.72%	3.49%	2.79%	2.86%	3.50%	4.20%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Economy.com.

*	Data subject to revision.

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, such as those summarized in the table below, highlight the weaknesses that remain in the U.S. economy. Consumer confidence in 2010 inched up from its 2009 lows, but remained at a historically low level and was indicative of consumers’ cautious approach given the state of the U.S. economy and job market. Consumer confidence has also been affected by the lackluster recovery of the housing market. While existing home sales rose 12.3% in December 2010, sales ran at a seasonally adjusted annual rate of 5.28 million homes, still 3% below the December 2009 level. Prices of existing homes were stagnant in 2010 and the National Association of Realtors expects only minimal growth in home values in 2011. Similarly, new home sales in December 2010 were 8% below December 2009’s seasonally adjusted annual rate, and housing construction remains at historic lows as builders wait for the overhang of vacant and foreclosed homes to be absorbed. The unemployment rate remained elevated at 9.4% as of December 2010.

Broad Economic Indicators*

	Full Year		October 2010	November 2010	December 2010
	2009	2010
Consumer Confidence (1985=100)	45.2	53.3	49.9	54.3	53.3
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	0.2%	0.1%	0.5%
Retail Sales (excl. auto, parts & gas)	-2.0%	4.5%	0.8%	0.6%	0.4%
Existing Home Sales	4.9%	-4.8%	-2.2%	6.1%	12.3%
New Home Sales	-22.7%	-14.4%	-11.7%	0.0%	17.5%
Single-family Housing Starts	-28.4%	5.8%	-3.1%	5.8%	-9.0%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.7%	9.8%	9.4%

*	Data subject to revision

Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Conference Board, Census Bureau, Bureau of Labor Statistics, National Association of Realtors

Reports from the twelve Federal Reserve Districts (“Districts”) contained in the January 2011 Beige Book indicated that economic growth continued to expand moderately in all Districts during the November to December 2010 period. Improvements were noted in the manufacturing, retail, and non-financial services sectors in each of the twelve Districts. Manufacturing activity was characterized by a strong flow of new orders, with capacity utilization rates trending higher and approaching normal rates in a number of Districts. Consumer spending picked up, with retailers in most Districts reporting that 2010 holiday sales were above those in 2009. Non-financial services’ activity increased steadily, with increased demand for information technology, advertising and consulting, and legal services. However, residential real estate markets remained weak in all Districts, and commercial real estate markets were mixed, with increased leasing activity in several Districts, but “slow” and “subdued” construction in all Districts. Similarly, banking and financial services activity was mixed with loan demand either “stable”, “slightly softer”, or “slowly improving” despite improved credit quality. Labor markets firmed across the country, with no upward pressure on wages. All Districts reported employment levels that were rising modestly in at least some sectors. Similarly, in eight of the twelve Districts, business contacts reportedly planned to continue or increase the pace of hiring in 2011. In short, reports from the 12 Districts provided anecdotal confirmation of a modest improvement in economic activity during the fourth quarter of 2010.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the quarter ended December 31, 2010 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors (“CBRE-EA”) calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Capital flows to commercial real estate picked up significantly over the course of 2010, culminating in property sales of $52 billion in the fourth quarter of 2010. According to Real Capital Analytics, commercial real estate sales totaled $132 billion in 2010 as a whole, which was double the volume in 2009. Still, 2010 sales remained some 75% below sales activity at the 2007 market peak. The increase in activity in 2010 was evidenced by an increase in the number of larger deals, an increase in the number of properties sold, and an increase in average deal size. Activity in New York, Washington, DC and San Francisco was particularly strong and relatively stronger in other top markets. Office property sales saw a sizeable increase with a total $40 billion of property sold in the year, which represented an increase of 130% compared with 2009. Similarly, apartment property sales volume doubled while gains for retail and industrial property were more modest. Aggregate sales volume increased in part because of distressed property sales which totaled some $24 billion. Still, Real Capital Analytics noted that the amount of distressed property declined modestly in the fourth quarter of 2010, which potentially signals a turning point in the market.

In addition to stronger sales activity, commercial property prices increased in 2010. As shown below, Moody’s REAL Commercial Property Price Index (“Moody’s CPPI”) increased 2.8% in November 2010 (the most recent available data) compared with November 2009, with apartment properties and office properties in top metropolitan areas recording the biggest increases. However, Moody’s CPPI is still down over 40% compared with the October 2007 peak.

	Sales Price Change
	National		Top 10 MSAs*
	Nov 2009- Nov 2010	3Q09- 3Q10	3Q09- 3Q10
All Property Types	2.8%
Apartments		15.5%	3.5%
Industrial		-1.2%	-9.6%
Office		4.4%	21.9%
Retail		-11.6%	-6.7%

*	Based on the total value of property sold by Metropolitan Statistical Area (“MSA”)

Source: Moody’s/REAL CPPI

By comparison, Green Street Advisors’ Commercial Property Price Index (“GSA CPPI”) indicated sizeable price increases in 2010 and from the market’s trough. The GSA CPPI increased 1% in December 2010, and was up 22% compared with December 2009; however, it is still 18% below the August 2007 cyclical peak. The difference between Moody’s and Green Street’s indices is primarily due to methodology as Moody’s index uses property sales in combination with econometric models to estimate “same property” values. Moody’s results also include distressed property sales which have contributed to the index’s modest recovery. By comparison, Green Street uses recent sales activity, changes in REIT company and property values, and anecdotal information from industry contacts to estimate overall commercial real estate values. Moreover, recent acquisitions by REITs, the greater interest in commercial real estate from institutional buyers, foreign buyers and funds along with improved credit market conditions collectively suggest that prices have probably increased measurably from their lows. According to Green Street, three factors are responsible for the rebound in prices: (1) plunging return hurdles across most asset classes; (2) a dearth of distressed sellers; and (3) a quicker than expected rebound in fundamentals in some major property sectors.

Commercial real estate investment returns improved steadily over the course of 2010 even though economic growth was lackluster. For the four quarter period ending December 2010, NCREIF Property Index returns were 4.6%, consisting of a 1.6% income return and a 3.0% capital return. Returns were positive for every quarter of 2010 and across all property types.

The rapid recovery of property values in the face of modest improvement in macroeconomic conditions and real estate market fundamentals has caused some analysts to voice concern. However, buyers are acting on the belief that economic conditions will continue to strengthen in 2011 and that real estate market fundamentals will benefit from stronger economic growth. Indeed, real estate market conditions have already started to improve, albeit very slowly. Vacancy rates remain elevated, but they have largely stabilized and have inched down in a number of markets. Similarly, rents remain under downward pressure, but leasing activity has picked up. Capitalization rates are still slightly higher than they were at the market peak such that cash-on-cash income returns for new acquisitions remain relatively attractive. In addition, pricing still appears attractive compared to replacement costs for most property types. Further, with rents at a trough, prospects for rent growth over the longer term are promising given a pickup in employment growth, the dearth of construction, and expectations that construction will remain modest over the next several years.

Data for the Account’s top five markets in terms of market value as of December 31, 2010 are provided below. These markets represent 42% of the Account’s total real estate portfolio and occupancies of the properties owned in all of these markets except Boston—Quincy, MA remained above 90% overall. However, Account vacancies in the Boston office market are in-line with market vacancies as shown below.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Area as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	96.2%	8	14.2%	10.6%
Boston-Quincy MA	87.2%	5	7.4%	5.5%
Los Angeles-Long Beach-Glendale CA	93.4%	8	7.2%	5.4%
San Francisco-San Mateo-Redwood City CA	92.8%	4	6.7%	5.0%
Houston-Bay Town-Sugar Land TX	94.6%	3	6.4%	4.8%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CBRE-EA, the national office vacancy rate averaged 16.4% in the fourth quarter of 2010 as compared to 16.6% in the third quarter of 2010. By comparison, the vacancy rate for the Account’s office portfolio was 13.3% as of the fourth quarter of 2010, as compared with 14.2% in the third quarter of 2010. As shown in the table below, the average vacancy rates of the Account’s properties in its top markets generally declined or remained stable in the fourth quarter, with the exception of Washington, DC which increased slightly but still compared favorably to the 12.9% vacancy rate for the overall metro area. The vacancy rate for the Account’s properties in Seattle, which declined sharply in the fourth quarter to 8.1%, is similarly well below the 16.8% for the overall metro area. Demand for office space is driven largely by job growth in the financial sector, where employment grew by a mere 3,000 jobs in the fourth quarter of 2010, and professional and business services sectors, where employment grew by 96,000 jobs during the fourth quarter. The modest growth in office-using employment is a positive sign for U.S. office markets which were battered by sizeable job losses in the financial and professional and business services sectors in 2008 and 2009. With stronger employment growth expected in 2011, office properties in the Account’s top markets appear well positioned to benefit.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q3	2010Q4	2010Q3	2010Q4

Office	National			14.2%	13.3%	16.6%	16.4%

1	Washington-Arlington- Alexandria DC-VA-MD- WV	$1,171.5	9.3%	5.8%	6.1%	13.1%	12.9%
2	Boston-Quincy MA	$675.9	5.4%	13.9%	13.8%	13.2%	13.0%
3	San Francisco-San Mateo-Redwood City CA	$560.8	4.4%	9.0%	8.4%	14.1%	13.7%
4	Seattle-Bellevue-Everett WA	$471.8	3.7%	9.3%	8.1%	16.8%	16.8%
5	Los Angeles-Long Beach-Glendale CA	$404.7	3.2%	20.5%	20.3%	17.2%	17.3%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Industrial

Conditions in the industrial market are influenced to a large degree by GDP growth, industrial production and international trade flows. Despite five consecutive quarters of GDP growth, growth in industrial production, and a pick up in trade, U.S. industrial market conditions remained weak. However, industrial availabilities have declined for two consecutive quarters, which suggests that a recovery is slowly underway. According to CBRE-EA, the national industrial availability rate was 14.3% during the fourth quarter of 2010 as compared to 14.6% during the third quarter of 2010. By comparison, the vacancy rate for the Account’s industrial property portfolio declined more sharply and averaged 7.2% in the fourth quarter of 2010 as compared with 9.2% in the third quarter of 2010. As shown in the table below, the average vacancy rate of the Account’s properties in all but one of its major markets was well below the comparative market vacancy rate. The only exception was Los Angeles, where the average vacancy of the Account’s properties declined in the fourth quarter of 2010, but at 11.7% was still above the metro area average of 7.5%, as the re-leasing of space due to the expiration and default of several small tenants continues.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q3	2010Q4	2010Q3	2010Q4

Industrial	National			9.2%	7.2%	14.6%	14.3%

1	Riverside-San Bernardino-Ontario CA	$380.6	3.0%	0.0%	0.2%	15.5%	14.8%
2	Dallas-Plano-Irving TX	$179.0	1.4%	8.9%	7.2%	16.5%	15.9%
3	Chicago-Naperville-Joliet IL	$109.7	0.9%	1.9%	2.2%	15.8%	15.8%
4	Los Angeles-Long Beach-Glendale CA	$95.5	0.8%	15.8%	11.7%	7.8%	7.5%
5	Atlanta-Sandy Springs- Marietta GA	$87.8	0.7%	5.0%	5.0%	19.6%	19.0%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Preliminary data from CBRE-EA indicate that the recovery in the apartment market strengthened during the second half of 2010. Apartment vacancies averaged 6.0% as of fourth quarter 2010 as compared to 7.4% at year-end 2009. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) The improvement in market conditions has been due to a decline in home-ownership rates resulting from the housing crisis and an increase in household formations as a result of modest job growth. Markets have also benefited from modest apartment construction. The vacancy rate of the Account’s multi- family portfolio averaged 3.3% in the fourth quarter of 2010 versus 2.7% in the third quarter of 2010. As shown in the table below, the average vacancy rates for the Account’s properties in its top apartment markets were all well below their comparative market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q3	2010Q4	2010Q3	2010Q4

Apartment	National			2.7%	3.3%	5.8%	6.0%

1	Houston-Bay Town-Sugar Land TX	$224.5	1.8%	3.3%	3.0%	9.7%	9.9%
2	Denver-Aurora CO	$208.4	1.7%	2.5%	4.7%	4.8%	4.7%
3	Atlanta-Sandy Springs-Marietta GA	$128.1	1.0%	1.9%	2.7%	9.3%	9.5%
5	New York-Wayne-White Plains NY-NJ	$123.0	1.0%	0.0%	0.0%	5.8%	5.5%
4	Phoenix-Mesa-Scottsdale AZ	$119.0	0.9%	3.4%	3.2%	9.6%	9.1%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Retail

Macroeconomic support for the retail sector strengthened over the course of 2010. While U.S. households remained cautious, they started spending again to refresh wardrobes and home décor. Advanced estimates from the U.S. Census Bureau indicated that retail sales excluding motor vehicles increased 2.6% during the fourth quarter 2010 as compared to the third quarter. While 2010 comparisons are favorable partly because 2009 sales were extremely weak, many retailers have reported both healthy profits and sales growth. Most importantly, virtually all types of retailers, from discounters to department stores to luxury retailers, have reported growth in “same store sales”, a key industry metric. Growth in consumer spending is expected to continue in 2011 as economic conditions improve. Availability rates in community and neighborhood shopping centers were unchanged in the fourth quarter of 2010 averaging 13.0% as compared to 13.0% in the third quarter of 2010. The stabilization in availability rates coupled with growth in retail sales bodes well for retail market prospects. Reflective of both the modest improvement in the retail market and the challenging economic and leasing environment that remains, the vacancy rate for the Account’s retail portfolio declined to 15.3% during the fourth quarter of 2010 from 16.3% in the third quarter of 2010.

2010 Summary and 2011 Outlook

Typically lagging overall economic trends, commercial real estate market conditions responded to the economic recovery during the second half of 2010. Fundamentals do remain challenging, however, with minimal employment growth in particular keeping vacancy rates elevated. Rents in most markets and for most property types have stabilized, but demand remains weak and tenants typically have multiple space options. However, with demand growing slowly and likely to continue to increase as the economy strengthens, Management believes there should be opportunities for the Account to achieve growth in property rental income and portfolio net operating income as vacant space is leased and rent growth resumes. Further, there is very minimal new construction underway which, by limiting new supply, should allow vacancy rates to respond to improving demand. The turnaround in property values began in mid-2010 following the expectation early in the year that the economic recovery was strengthening. Property values on average have recouped a modest amount of the 30-40% decline from the 2007 peak, which could provide the potential for further capital appreciation in 2011 and beyond.

During 2010, Management continued efforts to realign geographic and property sector concentrations to target major markets and a balanced mix of property types. In support of this strategy, 24 individual properties were sold in 2010; one wholly owned property and 23 properties from within the Account’s joint venture investments. The gross sales prices totaled $508.6 million ($92.5 million and $416.1 million related to a wholly owned property and properties within the Account’s investments in joint ventures, respectively). Of these sales, $119.4 million was sold in the fourth quarter, $92.5 million and $26.9 million related to a wholly owned property and properties within the Account’s investments in joint ventures, respectively. Additionally,

Management was successful in reducing the Account’s level of debt and significantly lowered the overall interest rate. As of December 31, 2010, the Account’s loan to value ratio was 24.3%. The Account’s commercial property portfolio was 92.5% leased at December 31, 2010. Account returns in the fourth quarter of 2010 were bolstered by a 5.50% capital return and 1.79% income return. As shown in the graph below, returns for the fourth quarter of 2010 topped third quarter returns and were the highest quarterly returns in the Account’s history.

Cash management will be the Account’s primary focus for 2011 in response to the significant inflows during 2010 which continued into the early part of 2011. Management intends to manage the inflow of funds to maximize the performance of the Account in accordance with its investment objectives and strategy. This cash management will include the active pursuit of new acquisitions—primarily direct, privately owned real estate but such activity may also include liquid real estate-related securities, as it did in the second half of 2010. As the industry moves further into the recovery phase, the Account’s “core” investment strategy will continue to focus on institutional quality properties and markets. Potential acquisitions will be evaluated in the context of overall Account objectives, with an emphasis on industrial, retail, and multi-family properties in order to reduce the Account’s exposure to the office sector and at the same time diversifying the Account’s retail holdings. Management believes that the ongoing rebalancing of the portfolio has positioned the Account to build on the returns achieved in 2010.

Investments as of December 31, 2010

As of December 31, 2010, the Account had total net assets of $10.8 billion, a 12.9% increase from the end of the third quarter of 2010 and a 37.1% increase from December 31, 2009. The increase in the Account’s net assets from December 31, 2009 to December 31, 2010 was primarily caused by an increase in participant transactions into the account in addition to the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments.

As of December 31, 2010, the Account owned a total of 99 real estate property investments (88 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 38 office property investments (four of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 apartment property investments, 15 retail property investments (including five held in joint ventures and one located in Paris, France), and one 75% owned joint venture interest in a portfolio of storage facilities.

Of the 99 real estate property investments, 29 are subject to debt (including seven joint venture property investments). Total principal outstanding on the Account’s wholly owned real estate portfolio as of December 31, 2010 was $1.9 billion. The Account’s joint venture values shown in the Statement of Investments are presented net of debt; however, when the debt of the Account’s joint ventures are also considered, total principal outstanding on the Account’s portfolio as of December 31, 2010 was $3.5 billion. As of December 31, 2010, the loan to value ratio of the Account is 24.3%. As of December 31, 2010, the Account has no outstanding debt on which the Account itself is an obligor.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 6.2% of total real estate investments and 4.7% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location, (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

During 2010 there were no property investment acquisitions.

During 2010, the Account sold one wholly owned property investment for a net sales price of $91.9 million, its 50% interest in one joint venture for a net sales price of $28.5 million, and 22 retail properties in various locations by the Account’s DDR TC LLC joint venture (the “DDR Joint Venture”). The Account holds an 85% interest in this joint venture. The Account’s portion of the net sales price was $47.2 million (after taking into account the pay down of $6.1 million and the assumption by the purchaser of the Account’s portion of debt on the properties equal to $329.5 million) and the Account realized a loss of $181.7 million, the majority of which had been previously recognized as an unrealized loss.

Property Investments Sold in 2010

(In thousands)
Property Name	Property Type	City	State	Net Sales Price in thousands (less selling expense)
Wholly Owned
Inverness Center	Office	Birmingham	AL	$91,882
Joint Ventures
Tyson’s Executive Plaza II(1)	Office	McLean	VA	28,500
DDR TC LLC (2)(3)	Retail	Various	Various	47,217

Total				$167,599

(1)	The Account sold its entire 50% interest in this joint venture.

(2)	Represents the cumulative sale of 22 properties from within the Account’s investment from in the joint venture.

(3)	Net of $335.6 million of debt paid in conjunction with the sales.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments by gross market value. All information is based on the fair values of the investments at December 31, 2010.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.5%	17.5%	10.4%	1.2%	2.7%	56.3%
Apartment	2.6%	6.2%	5.4%	0.0%	0.0%	14.2%
Industrial	1.3%	7.0%	4.1%	1.3%	0.0%	13.7%
Retail	3.2%	0.9%	8.5%	0.3%	2.4%	15.3%
Storage	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	31.8%	31.8%	28.5%	2.8%	5.1%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	589.8	(b)	6.23	4.67
Four Oaks Place	Houston	TX	Office	383.7		4.05	3.04
Fourth and Madison	Seattle	WA	Office	330.0	(c)	3.48	2.61
50 Fremont	San Francisco	CA	Office	315.1	(d)	3.33	2.49
DDR Joint Venture	Various	USA	Retail	303.9	(e)	3.21	2.40
780 Third Avenue	New York City	NY	Office	300.6		3.17	2.38
Westferry Circus	London	UK	Office	260.0	(f)	2.74	2.06
99 High Street	Boston	MA	Office	255.0	(g)	2.69	2.02
The Newbry	Boston	MA	Office	252.0		2.66	1.99
1900 K Street	Washington	DC	Office	246.1		2.60	1.95

(a)

Value as reported in the December 31, 2010 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest which is net of any debt.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $221.8 million.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $150.7 million.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $139.3 million.

(e)	This property is held in a 85%/15% joint venture with DDR, and consists of 43 retail properties located in 13 states and is presented net of debt with fair value of $987.1 million.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $210.2 million.

(g)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $183.8 million.

As of December 31, 2010, the Account’s net assets totaled $10.8 billion. At December 31, 2010, the Account held 75.0% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 11.8% of total investments, U.S. Treasury securities representing 7.2% of total investments, real estate-related equity securities representing 3.9% of total investments, and real estate limited partnerships, representing 2.1% of total investments.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Performance

The Account’s total return was 13.3% for the year ended December 31, 2010 as compared to -27.6% for the year ended 2009. The Account’s performance during the year ended December 31, 2010 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships resulting from the strengthened economy, financial and credit markets.

The Account’s annualized total returns over the one, three, five, and ten year periods ended December 31, 2010 were 13.3%, -11.1%, -1.8%, and 3.3%, respectively. As of December 31, 2010, the Account’s annualized total return since inception was 5.2%.

The Account’s total net assets increased from $7.9 billion at December 31, 2009 to $10.8 billion at December 31, 2010. The primary driver of this 37.1% increase was net participant inflows into the Account in addition to appreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments.

Income and Expenses

The table below shows the net investment income for the years ended December 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	Years Ended December 31,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$862,529	$948,315	$(85,786)	-9.0%

Real estate property level expenses and taxes:
Operating expenses	219,976	238,705	(18,729)	-7.8%
Real estate taxes	114,653	128,734	(14,081)	-10.9%
Interest expense	106,738	101,219	5,519	5.5%

Total real estate property level expenses and taxes	441,367	468,658	(27,291)	-5.8%

Real estate income, net	421,162	479,657	(58,495)	-12.2%
Income from real estate joint ventures and limited partnerships	89,268	114,578	(25,310)	-22.1%
Interest	2,963	1,733	1,230	71.0%
Dividends	5,618	—	5,618	N/M

TOTAL INVESTMENT INCOME	519,011	595,968	(76,957)	-12.9%

Expenses:
Investment advisory charges	50,225	42,521	7,704	18.1%
Administrative charges	22,081	28,026	(5,945)	-21.2%
Distribution charges	5,980	7,779	(1,799)	-23.1%
Mortality and expense risk charges	4,373	4,736	(363)	-7.7%
Liquidity guarantee charges	13,120	12,411	709	5.7%

TOTAL EXPENSES	95,779	95,473	306	0.3%

INVESTMENT INCOME, NET	$423,232	$500,495	$(77,263)	-15.4%

N/M—Not meaningful

The $85.8 million decrease in real estate rental income for the year ended December 31, 2010 as compared to the same period in 2009 is primarily a result of the seven full and six partial wholly owned property investment sales that occurred in the second half of 2009. These disposed properties accounted for $54.0 million, or 62.9%, of the $85.8 million total change. The remaining $31.8 million is attributed to increased vacancies at certain properties, reduced rental rates, and rent concessions for renewed leases, as well as unfavorable common area adjustments resulting from the properties maintaining lower property operating expenses.

Operating expenses declined 7.8% for the 12 months ended December 31, 2010 as compared to the same period in 2009 as a result of fewer property investments under management. Property investments that were sold accounted for $15.3 million, or 81.8%, of the total decline in operating expenses. The remaining decreases in expenses were primarily related to decreases in security expenses, insurance, and professional fees. The expense declines were partially offset by increases in utilities, general building expenses, and bad debt expense.

Real estate taxes decreased 10.9% for the year ended December 31, 2010 as compared to the prior year. This was a result of fewer property investments under management and lower tax assessments across the existing properties held by the Account.

Interest expense increased $5.5 million, or 5.5%, for the year ended December 31, 2010 as compared to the same period in 2009. This increase is a result of higher interest rates on new loan agreements entered into by the Account during the year ended December 31, 2010 as compared to the loan agreements that matured during 2010. See Note 9—Mortgage Loans Payable to the financial statements included herein.

The $25.3 million decline in income from real estate joint ventures and limited partnerships for the year ended December 31, 2010 as compared to the same period in 2009 was primarily due to a decrease in revenues as a result of an increase in vacancies as well as rent concessions across the joint venture portfolios held by the Account and the sale of 22 properties from within the DDR Joint Venture and the Account’s interest in Tyson’s Executive Plaza II during 2010.

The Account incurred overall Account level expenses of $95.8 million for the year ended December 31, 2010, which represents a 0.3% increase from $95.5 million for 2009. Administrative and distribution charges declined as a result of the general decline in costs allocated to manage and distribute the Account and the reduction in the average net assets of the Account. Unlike administrative and distribution charges, investment advisory charges do not decline at the same rate as average net assets as certain portions of investment advisory charges are fixed and not directly associated to the average net asset value of the Account. Investment advisory charges increased primarily due to costs associated with new investments in technology. Mortality and expense risk charges declined during the year ended December 31, 2010 primarily due to lower average net assets as compared to the same period in 2009. Liquidity guarantee expenses increased as a result of the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points, which was effective as of May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gain (loss) on investment and mortgage loans payable for the years ended December 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in thousands).

	Years Ended December 31,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(12,508)	$(281,798)	$269,290	-95.6%
Real estate joint ventures and limited partnerships	(185,753)	—	(185,753)	N/M
Marketable securities	429	1	428	N/M
Mortgage loans payable	—	(371)	371	N/M

Net realized (loss) on investments	(197,832)	(282,168)	84,336	-29.9%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	638,183	(2,244,931)	2,883,114	-128.4%
Real estate joint ventures and limited partnerships	357,477	(1,030,179)	1,387,656	-134.7%
Marketable securities	15,032	22	15,010	N/M
Mortgage loans receivable	3,727	(494)	4,221	N/M
Mortgage loans payable	(59,619)	(54,755)	(4,864)	8.9%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	954,800	(3,330,337)	4,285,137	-128.7%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$756,968	$(3,612,505)	$4,369,473	-121.0%

N/M—Not meaningful

During the year ended December 31, 2010, the Account experienced a net realized and unrealized gain on investments and mortgage loans payable of $757.0 million, compared to a net realized and unrealized loss of $3.6 billion for the year ended December 31, 2009. The net realized and unrealized gains on investments and mortgage loans payable was primarily driven by net realized and unrealized gains on the Account’s wholly owned real estate property investments of $625.7 million for the year ended December 31, 2010 compared to a loss of $2.5 billion during the same period in 2009. The net realized and unrealized gains in the Account continue to be due to improved market conditions and real estate values that occurred throughout the year 2010. For the two International properties held by the Account, the foreign exchange fluctuations (losses) for the year ended December 31, 2010 partially offset the total net realized and unrealized gain by $20.3 million. The Account experienced losses from the foreign exchange fluctuation in the first two quarters of 2010, a reverse effect in the third quarter 2010 and stable rates during the fourth quarter of 2010.

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of $171.7 million for the year ended December 31, 2010, compared to a $1.0 billion loss for the year ended December 31, 2009. The net realized and unrealized gains on joint ventures and limited partnerships were due to increases in value of the Account’s existing real estate assets, which reflected the net effects of an improving overall economy, and an increase in value of the underlying property investments within the joint ventures and limited partnership funds.

During the year ended December 31, 2010, the Account’s marketable securities position was $2.9 billion, which was comprised of $495.3 million of real estate-related marketable securities and $2.4 billion of other securities such as U.S. Treasury securities and government agency notes. The net realized and unrealized gain of $15.5 million experienced by the Account on marketable securities was primarily due to increases in the value of real estate-related equity securities.

For the year ended December 31, 2010, the Account had a net unrealized gain on the mortgage loan receivable of $3.7 million compared to $0.5 million loss for the comparable period in 2009 as a result of the mortgage loan receivable being settled in full at its face value during September 2010.

Mortgage loans payable experienced a net realized and unrealized loss of $59.6 million during the year ended December 31, 2010 compared to net realized and unrealized loss of $55.1 million in the comparable period in 2009. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $59.6 million realized and unrealized loss associated with mortgage loans payable, $66.2 million was related to valuation increases in mortgage loans payable offset in part by foreign exchange fluctuations of $6.6 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Performance

The Account’s total return was -27.6% for the year ended December 31, 2009 as compared to -14.2% for the year ended December 31, 2008. The Account’s performance during the year ended December 31, 2009 reflects a decline in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, lower income from marketable securities and unrealized losses from the mortgage loans payable. The twelve months of 2009 saw continued valuation declines resulting from the weakened economy and tightened financial and credit markets. Transaction activity continued to remain at historically low levels and capital depreciation occurred in most markets.

The Account’s annualized total returns (after expenses) over the one, three, five, and ten year periods ended December 31, 2009 were -27.6%, -10.9%, -1.7% and 3.1% respectively. As of December 31, 2009, the Account’s annualized total return since inception was 4.7%.

The Account’s total net assets decreased from $11.5 billion at December 31, 2008 to $7.9 billion at December 31, 2009. The primary driver of this 31.5% decrease was depreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments (86.0% of the decrease), while net participant withdrawals and transfers out of the Account (net of the $1.1 billion of liquidity units purchased by TIAA) accounted for 14.0% of the decrease.

Income and Expenses

The table below shows the net investment income for the years ended December 31, 2009 and 2008 and the dollar and percentage changes for those periods (dollars in thousands).

	Years Ended December 31,		Change
	2009	2008	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$948,315	$979,295	$(30,980)	-3.2%

Real estate property level expenses and taxes:
Operating expenses	238,705	257,351	(18,646)	-7.2%
Real estate taxes	128,734	132,979	(4,245)	-3.2%
Interest expense	101,219	88,531	12,688	14.3%

Total real estate property level expenses and taxes	468,658	478,861	(10,203)	-2.1%

Real estate income, net	479,657	500,434	(20,777)	-4.2%
Income from real estate joint ventures and limited partnerships	114,578	116,889	(2,311)	-2.0%
Interest	1,733	76,444	(74,711)	-97.7%
Dividends	—	5,079	(5,079)	N/M

TOTAL INVESTMENT INCOME	595,968	698,846	(102,878)	-14.7%

Expenses:
Investment advisory charges	42,521	47,622	(5,101)	-10.7%
Administrative charges	28,026	58,080	(30,054)	-51.7%
Distribution charges	7,779	19,497	(11,718)	-60.1%
Mortality and expense risk charges	4,736	8,116	(3,380)	-41.6%
Liquidity guarantee charges	12,411	19,725	(7,314)	-37.1%

TOTAL EXPENSES	95,473	153,040	(57,567)	-37.6%

INVESTMENT INCOME, NET	$500,495	$545,806	$(45,311)	-8.3%

N/M—Not meaningful

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, generated 99.7% and 88.3% of the Account’s total investment income (before deducting Account level expenses) during the years ended December 31, 2009 and 2008, respectively. The 14.7% decrease in the Account’s total investment income was primarily due to a 97.9% decrease in the Account’s dividend income and interest income and a 4.2% decrease in net real estate income.

Gross real estate rental income decreased by $31.0 million or 3.2% for the year ended December 31, 2009, as compared to the same period in 2008. Approximately $19.2 million of the decrease is primarily due to the property investment sales that occurred during 2008 and 2009. In addition to the reduction in rental income due to property investment sales, the Account also experienced a decrease in revenue due to various property specific items such as rent concessions, lower rents, increased vacancies at certain properties and reductions in common charges for many properties as a result of lower overall property operating expenses.

Total real estate property level expenses and taxes for wholly owned property investments for the year ended December 31, 2009 decreased to $468.7 million as compared to $478.9 million of the year ended December 31, 2008. The overall decline in expenses is primarily due to a 7.2% decrease in operating expenses, a 3.2% decrease in real estate taxes offset by a 14.3% increase in interest expense. Operating expenses decreased during 2009 primarily due to an overall reduction in repairs and maintenance, utility expense, insurance expense, bad debt expense, and various other miscellaneous operating expenses. In addition to the reduction of general expenses, the property investment sales during 2008 and 2009 eliminated some operating expenses. Real estate taxes decreased due to lower tax assessments and reduced number of properties under management. The increase in interest expense is due to $557 million of new debt financing that was obtained during the third and fourth quarters of 2008.

Income from real estate joint ventures and limited partnerships was $114.6 million for the year ended December 31, 2009 compared to $116.9 million for the year ended December 31, 2008. This 2.0% decrease was due to a decrease in gross rental income from joint venture properties as a result of increased vacancies and select rent reductions. More specifically, the DDR Joint Venture experienced an increase in vacancies in late 2008 which resulted in lower income in 2009.

Investment income on the Account’s investments in marketable securities decreased 97.9%, from $81.5 million for the year ended December 31, 2008 to $1.7 million for the comparable period in 2009. The variance was due to the decrease in the rates of return on the marketable securities as well as a lower marketable security invested balance for 2009 compared to the year ended December 31, 2008.

The Account incurred overall Account level expenses of $95.5 million for the year ended December 31, 2009, which represents a 37.6% decrease from $153.0 million for the same period in 2008. The decreases in investment advisory and administrative and distribution charges are due to two factors. First, during the first quarter of 2008, increased costs were allocated to the Account associated with new technology investments in 2008 that were reduced significantly during the year ended December 31, 2009. Finally, the general decline in the costs allocated to manage and distribute the Account is consistent with the reduction in the average net assets of the Account. In the future, investment advisory charges are not expected to decline at the same rate as net assets as certain portions of these costs are not directly associated to the net asset value of the Account. Mortality and expense risk charges and liquidity guarantee expenses declined during the year ended December 31, 2009 primarily due to lower net assets as compared to the same period in 2008. The decline of the liquidity guarantee expenses resulting from the decline in net assets was partially offset by the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points which was effective as of May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gain (loss) on investments and mortgage loans payable for the years ended December 31, 2009 and 2008 and the dollar and percentage changes for those periods (dollars in thousands).

	Years Ending December 31,		Change
	2009	2008	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(281,798)	$(18,097)	$(263,701)	N/M
Real estate joint ventures and limited partnerships	—	(17)	17	N/M
Marketable securities	1	(11,041)	11,042	N/M
Mortgage loans payable	(371)	—	(371)	N/M

Net realized (loss) on investments	(282,168)	(29,155)	(253,013)	867.8%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(2,244,931)	(1,905,930)	(339,001)	17.8%
Real estate joint ventures and limited partnerships	(1,030,179)	(702,797)	(327,382)	46.6%
Marketable securities	22	15,820	(15,798)	-99.9%
Mortgage loans receivable	(494)	(753)	259	-34.4%
Mortgage loans payable	(54,755)	109,791	(164,546)	-149.9%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	(3,330,337)	(2,483,869)	(846,468)	34.1%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$(3,612,505)	$(2,513,024)	$(1,099,481)	43.8%

N/M—Not meaningful

The Account had net realized and unrealized losses on investments and mortgage loans payable of $3.6 billion for the year ended December 31, 2009, a $1.1 billion increase when compared to a net realized and unrealized loss of $2.5 billion for the year ended December 31, 2008. The increase in net realized and unrealized losses on investments and mortgage loans payable was primarily driven by net realized and unrealized losses on the Account’s wholly owned real estate property investments of $2.5 billion for the year ended December 31, 2009 compared to a loss of $1.9 billion during the same period in 2008. The Account’s interests in joint ventures and limited partnerships posted a net realized and unrealized loss of $909.3 million and $120.9 million, respectively, for a net total of over $1.0 billion for the year ended December 31, 2009. When compared to the year ended December 31, 2008, joint ventures and limited partnerships posted a net realized and unrealized loss of $652.4 million and $50.4 million, respectively, for a net total of $702.8 million.

The net realized and unrealized losses on wholly owned real estate property investments and those held in joint ventures and limited partnerships were due to the decline in value of the Account’s existing real estate assets, which reflected the net effects of a weaker overall economy, a decline in value of the underlying property investments within the joint ventures and limited partnership funds and continued shortage of liquidity in the commercial real estate markets during the year ended December 31, 2009. Real estate market values have declined throughout 2009 primarily due to increasing actual and projected vacancy rates resulting in longer tenant replacement timeframes, lower market rents, and higher capitalization rates.

Mortgage loans payable experienced a net realized and unrealized loss of $55.1 million during the year ended December 31, 2009 compared to net realized and unrealized gain of $109.8 million in the same period in 2008. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $55.1 million realized and unrealized loss, foreign exchange fluctuations (due to a weakening U.S. dollar during the year ended 2009) accounted for $23.8 million of the total year-to-date loss. The remaining $30.9 million loss related to mortgage payable values is reflected in the fluctuations in the U.S. Treasury rates and higher loan to value ratios on the Account’s underlying properties

(as a result of the significant declines in property values) and a $0.4 million realized loss due to the debt that was assumed in connection with the sale of a property investment.

During the year ended December 31, 2009, the Account also sold one retail property investment, one industrial property investment, five office property investments and eight partial apartment property investments for net proceeds of $394.8 million and realized a loss of $281.8 million.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, the Account’s liquid assets (i.e., cash and non-real estate-related marketable securities) had a value of $2.4 billion and $696.1 million, respectively (22.3% and 8.8% of the Account’s net assets at such dates, respectively). When compared to December 31, 2009, the Account’s non- real estate-related liquid assets have increased by $1.7 billion. This increase is primarily the result of increased net participant activity into the Account (in particular, transfers into the Account), income generated from its real estate investments, income earned from joint venture investments, and proceeds from selective sales of real estate properties.

During the twelve months ended December 31, 2010, the Account received $2.6 billion in premiums, which included $1.9 billion of participant transfers into the Account. The Account had outflows of $851.5 million in annuity payments, withdrawals and death benefits, which included $520.9 million of participant transfers out of the Account. During the twelve months ended December 31, 2009, the Account received $1.1 billion in premiums, which included $362.3 million of participant transfers into the Account and excludes the $1.1 billion purchase of liquidity units by TIAA. The Account had outflows of $2.6 billion in annuity, withdrawals and death benefits, which included $2.3 billion of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $1.2 billion of accumulation units (“liquidity units”) issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. Subsequent to June 1, 2009 and through the date of this report, the TIAA general account has not purchased any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

Net participant transfers out of the Account significantly slowed following the first quarter of 2009, and net participant transfer activity turned to inflows in early 2010, which has continued through the date of this report. As a result, while management cannot predict whether any future TIAA liquidity unit purchases will be required under the liquidity guarantee, it is unlikely that additional purchases will be required in the near term. However, management cannot predict for how long net inflows will continue to occur. In addition, effective March 31, 2011, individual participants will be limited from making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions and will be in effect in the jurisdictions that have approved the limitation. Management expects that participant inflow activity will be tempered, perhaps to a significant degree, following the effective date of this limitation. If net outflows were again to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.

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

As of the date of this Form 10-K, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units, and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2010, TIAA owned 9.8% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. Management expects, unless the trigger point has been reached, redemptions of any liquidity units would only occur: (i) once the Account has experienced net participant inflows for an extended period of time and (ii) if the Account is otherwise projected to maintain a level of non real estate-related liquid assets, taking into account reasonably foreseeable uses of cash (including for acquisition of real estate and real estate-related investments and paying debt service and outstanding principal balances at maturity), above 25% of the Account’s net assets. While the Account held 22.3% of its net assets in non real estate-related liquid assets at December 31, 2010, as of the date of this report, management cannot predict when the independent fiduciary will approve or require a redemption in part or in full of the liquidity units held by TIAA. The independent fiduciary, which oversees the guarantee features, will approve all redemptions of liquidity units, and may authorize or direct the redemption of TIAA’s liquidity units (or a portion thereof) at any time. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income decreased from $500.5 million for the twelve months ended December 31, 2009 to $423.2 million for the twelve months ended December 31, 2010. The total decline was a result of wholly owned property investment sales that occurred in the second half of 2009, joint venture sale and joint venture property sales that occurred during 2010, as well as increased vacancies at certain properties, reduced rental rates, rent concessions for renewed leases, and lower common area charges resulting from the properties maintaining lower property operating expenses in 2010.

The Account’s investment strategy remains to invest between 75% and 85% of its net assets directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. As of December 31, 2010, cash and real estate-related and non real estate-related marketable securities comprised 26.9% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties and to meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of December 31, 2010, the Account had $263.0 million in principal amount of debt obligations due during 2011 of which $13.1 million was related to wholly owned real estate investments and $249.9 million was related to the Account’s share of debt associated with its investments in joint ventures. Management believes that the Account, and the joint venture entities in which the Account invests, will have the ability to address these obligations in a number of ways, including among others, refinancing or extending such debt or repaying the principal due at maturity.

Leverage

The Account may borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.

The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as described below) is to be maintained at or below 30%. However, until December 31, 2011, the Account is authorized to incur and/or maintain indebtedness on its properties in an aggregate principal amount not to exceed the aggregate principal amount of debt outstanding as of the date of adoption of such guidelines in July 2009 ($4.0 billion). Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	extending the maturity date of outstanding debt.

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2010 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2010, management reduced the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to less than 30% and intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

As of December 31, 2010, the Account’s loan to value ratio was 24.3%.

Recent Transactions

The following describes property transactions by the Account in the fourth quarter of 2010. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

DDR TC LLC

On November 2, 2010, a retail property located in Southern Pines, North Carolina was sold by the Account’s DDR Joint Venture. The Account holds an 85.0% interest in the DDR Joint Venture. The Account’s portion of the net sales price was $1.3 million (net of the Account’s portion of debt on the property equal to $2.5 million). The Account realized a loss from the sale of $1.4 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $5.2 million (excluding debt) according to the records of the Account.

On November 9, 2010, a retail property located in Columbia, South Carolina was sold by the Account’s DDR Joint Venture. The Account’s portion of the sales price was $1.6 million. After consideration of the Account’s portion of debt on the property equal to $1.8 million, the Account contributed an additional $0.3 million to the DDR Joint Venture as part of the closing of the sale. The Account realized a loss from the sale of $6.6 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $8.2 million (excluding debt) according to the records of the Account.

On December 23, 2010, four retail properties were sold in various locations by the Account’s DDR TC LLC joint venture with DDR. The Account’s portion of the net sales price was $18.8 million (net of the Account’s portion of debt on one of these properties equal to $1.8 million). The Account realized a loss from the sale of $21.0 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s portion of its cost basis (excluding selling costs) in the properties at the date of the sale was $41.6 million (excluding debt) according to the records of the Account.

Inverness Center

On December 9, 2010, the Account sold an office property investment located in Birmingham, Alabama for a net sale price of $91.9 million and the Account realized a loss of $11.1 million from the sale, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s cost basis (excluding selling costs) in the property at the date of the sale was $103.0 million.

Financings

None.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2010 (amounts in thousands):

	Amounts Due During Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$13,082	$215,236	$552,853	$225,273	$462,525	$373,945	$1,842,914
Interest Payments(1)	105,265	104,863	93,349	63,860	35,766	59,589	462,692

Total Mortgage Loans Payable	118,347	320,099	646,202	289,133	498,291	433,534	2,305,606
Joint Venture Funding Commitments	263	—	—	—	—	—	263
Other Commitments(2)	33,689	—	—	—	—	—	33,689
Tenant improvements(3)	101,234	—	—	—	—	—	101,234

Total Contractual Obligations	$253,533	$320,099	$646,202	$289,133	$498,291	$433,534	$2,440,792

(1)

These amounts represent interest payments due on mortgage loans payable of wholly owned real estate properties based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2010.

(2)	This includes the Account’s commitment to purchase interest in four limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed to by the Account in tenant leases that have not been incurred as of the year ended December 31, 2010.

Note that the Contractual Obligations table above does not include payments on debt held in Investments in Joint Ventures which are the obligation of the individual joint venture entities. See Note 7—Investments in Joint Ventures to the Account’s financial statements.

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

Valuation of Real Estate Properties—Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. Determination of fair value involves judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Real estate properties owned by the Account are initially valued based on an independent third party appraisal, as reviewed by TIAA’s internal appraisal staff and as applicable the Account’s independent fiduciary at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, each property is appraised each quarter by an independent third party appraiser, reviewed by TIAA’s internal appraisal staff and as applicable the Account’s independent fiduciary. In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments, and thus, adjustments to the valuations of its holdings (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day or month in each period.

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when the account receives a bona fide bid for the sale of a property held within the Account or one of the Account’s joint ventures. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

The independent fiduciary, Real Estate Research Corporation, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see “Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures—Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity.

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which is based on the most recent net asset value of the partnership, as reported by the sponsor. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.

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

Valuation of Mortgage Loans Receivable—Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty.

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the Account’s investments fair values.

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

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s adverse mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

Accounting for Investments: The investments held by the Account are accounted as follows:

Real Estate Properties—Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned by the Joint Venture, but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Unrealized gains and losses are recorded based upon the changes in the net asset values of the Limited Partnerships as determined from the financial statements of the Limited Partnerships when received by the Account. Prior to the receipt of the financial statements from the Limited Partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains or losses, respectively. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses—Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnership sections above. Realized gains and losses are recorded at the time an investment is sold or a distribution is received from the Joint Ventures or Limited Partnerships. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

Net Assets—The Account’s net assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash; cash equivalents, and short-term and other debt instruments;

•	the value of the Account’s other securities and other non-real estate assets;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees and certain other expenses attributable to operating the Account.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has concluded that the Account does not have any uncertain tax positions as of December 31, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2010, represented 77.1% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of December 31, 2010, 22.9% of the Account’s total investments were comprised of marketable securities. As of December 31, 2010, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s financial statements included herewith. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

Risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS), and non-real estate-related liquid assets, including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk.

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

In addition, to the extent the Account were to hold mortgage-backed securities (including commercial mortgage-backed securities) these securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The market value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

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

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s financial statements.

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

March 17, 2011	/s/ Roger W. Ferguson, Jr.
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
Jeffrey R. Brown, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Donald K. Peterson, Audit Committee Member
David L. Shedlarz, Audit Committee Member

March 17, 2011

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per accumulation unit amounts)

	December 31, 2010	December 31, 2009
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,449,056 and $9,408,978)	$8,115,516	$7,437,344
Real estate joint ventures and limited partnerships (cost: $2,223,304 and $2,437,795)	1,629,110	1,514,876
Marketable securities:
Real estate related (cost: $480,363 and $–)	495,294	—
Other (cost: $2,396,615 and $671,235)	2,396,746	671,267
Mortgage loan receivable (cost: $– and $75,000)	—	71,273

Total investments (cost: $14,549,338 and $12,593,008)	12,636,666	9,694,760

Cash and cash equivalents	12,932	24,859
Due from investment advisor	11,054	4,290
Other	179,310	188,794

TOTAL ASSETS	12,839,962	9,912,703

LIABILITIES
Mortgage loans payable, at fair value—Note 9 (principal outstanding: $1,842,914 and $1,907,090)	1,860,157	1,858,110
Payable for securities transactions	—	49
Accrued real estate property level expenses	153,742	151,808
Security deposits held	22,923	22,822

TOTAL LIABILITIES	2,036,822	2,032,789

COMMITMENTS AND CONTINGENCIES—Note 12
NET ASSETS
Accumulation Fund	10,535,737	7,636,115
Annuity Fund	267,403	243,799

TOTAL NET ASSETS	$10,803,140	$7,879,914

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Notes 10 and 11	48,070	39,473

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 10	$219.173	$193.454

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
INVESTMENT INCOME
Real estate income, net:
Rental income	$862,529	$948,315	$979,295

Real estate property level expenses and taxes:
Operating expenses	219,976	238,705	257,351
Real estate taxes	114,653	128,734	132,979
Interest expense	106,738	101,219	88,531

Total real estate property level expenses and taxes	441,367	468,658	478,861

Real estate income, net	421,162	479,657	500,434
Income from real estate joint ventures and limited partnerships	89,268	114,578	116,889
Interest	2,963	1,733	76,444
Dividends	5,618	—	5,079

TOTAL INVESTMENT INCOME	519,011	595,968	698,846

Expenses—Note 2:
Investment advisory charges	50,225	42,521	47,622
Administrative charges	22,081	28,026	58,080
Distribution charges	5,980	7,779	19,497
Mortality and expense risk charges	4,373	4,736	8,116
Liquidity guarantee charges	13,120	12,411	19,725

TOTAL EXPENSES	95,779	95,473	153,040

INVESTMENT INCOME, NET	423,232	500,495	545,806

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(12,508)	(281,798)	(18,097)
Real estate joint ventures and limited partnerships	(185,753)	—	(17)
Marketable securities	429	1	(11,041)
Mortgage loans payable	—	(371)	—

Net realized (loss) on investments	(197,832)	(282,168)	(29,155)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	638,183	(2,244,931)	(1,905,930)
Real estate joint ventures and limited partnerships	357,477	(1,030,179)	(702,797)
Marketable securities	15,032	22	15,820
Mortgage loans receivable	3,727	(494)	(753)
Mortgage loans payable	(59,619)	(54,755)	109,791

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	954,800	(3,330,337)	(2,483,869)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	756,968	(3,612,505)	(2,513,024)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,180,200	$(3,112,010)	$(1,967,218)

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
FROM OPERATIONS
Investment income, net	$423,232	$500,495	$545,806
Net realized loss on investments	(197,832)	(282,168)	(29,155)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	954,800	(3,330,337)	(2,483,869)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,180,200	(3,112,010)	(1,967,218)

FROM PARTICIPANT TRANSACTIONS
Premiums	2,594,502	1,065,801	1,985,661
Purchase of Liquidity Units by TIAA	—	1,058,700	155,600
Annuity payments	(19,121)	(26,872)	(35,834)
Withdrawals and death benefits	(832,355)	(2,614,629)	(6,289,822)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	1,743,026	(517,000)	(4,184,395)

NET INCREASE (DECREASE) IN NET ASSETS	2,923,226	(3,629,010)	(6,151,613)
NET ASSETS
Beginning of period	7,879,914	11,508,924	17,660,537

End of period	$10,803,140	$7,879,914	$11,508,924

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,180,200	$(3,112,010)	$(1,967,218)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss on investments	197,832	282,168	29,155
Net change in unrealized (appreciation) depreciation on investments and mortgage loans payable	(954,800)	3,330,337	2,483,869
Purchase of real estate properties	—	—	(164,104)
Capital improvements on real estate properties	(130,367)	(141,493)	(131,926)
Proceeds from sale of real estate properties	91,882	408,794	93,113
Proceeds from mortgage loan receivable	75,000	—	—
Proceeds from long term investments	97,239	—	480,952
Purchases of long term investments	(598,299)	(81,308)	(61,041)
(Increase) decrease in other investments	(1,646,761)	(160,084)	2,864,516
Decrease in payable for securities transactions	(49)	(59)	(758)
Change in due (from) to investment advisor	(6,764)	(14,182)	21,088
Decrease (increase) in other assets	8,744	14,319	(1,290)
(Decrease) increase in accrued real estate property level expenses	(11,340)	(1,900)	6,801
Increase (decrease) in security deposits held	101	(1,294)	(516)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,697,382)	523,288	3,652,641

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	273,255	—	548,567
Principal payments of mortgage loans payable	(330,826)	(3,556)	(830)
Premiums	2,594,502	1,065,801	1,985,661
Purchase of Liquidity Units by TIAA	—	1,058,700	155,600
Annuity payments	(19,121)	(26,872)	(35,834)
Withdrawals and death benefits	(832,355)	(2,614,629)	(6,289,822)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,685,455	(520,556)	(3,636,658)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,927)	2,732	15,983
CASH AND CASH EQUIVALENTS
Beginning of period	24,859	22,127	6,144

End of period	$12,932	$24,859	$22,127

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$106,075	$102,572	$88,723

Debt transferred in sale of property	$—	$(23,500)	$—

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

The investment objective of the Account is a favorable long-term rate of return primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these financial statements. The Account also has invested in mortgage loans receivable collateralized by commercial real estate properties. Additionally, the Account invests in real estate-related and non real estate-related publicly-traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Valuation of Real Estate Properties—Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. Determination of fair value involves significant levels of judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Real estate properties owned by the Account are initially valued based on an independent third party appraisal, as reviewed by TIAA’s internal appraisal staff and as applicable the Account’s independent fiduciary at the time of the closing of the purchase, which may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

Subsequently, each property is appraised each quarter by an independent third party appraiser, reviewed by TIAA’s internal appraisal staff and as applicable the Account’s independent fiduciary. In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments, and thus, adjustments to the valuations of its holdings (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day or month in each period.

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when the account receives a bona fide bid for the sale of a property held within the Account or one of the Account’s joint ventures. In addition, adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the paragraph below). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

The independent fiduciary, Real Estate Research Corporation has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see “Valuation of Mortgage Loans Payable” below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

Valuation of Real Estate Joint Ventures—Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity.

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which is based on the most recent net asset value of the partnership, as reported by the sponsor. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.

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

Valuation of Mortgage Loans Receivable—Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty.

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.

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

Accounting for Investments: The investments held by the Account are accounted as follows:

Real Estate Properties—Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned by the Joint Venture, but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Unrealized gains and losses are recorded based upon the changes in the net asset values of the Limited Partnerships as determined from the financial statements of the Limited Partnerships when received by the Account. Prior to the receipt of the financial statements from the Limited Partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses—Unrealized gains and losses are recorded as the fair values of the Accounts investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnership sections above.

Realized gains and losses are recorded at the time an investment is sold or a distribution is received from the Joint Ventures or Limited Partnerships. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

Net Assets—The Account’s net assets as of the close of each valuation day are valued by taking the sum of:

•	the value of the Account’s cash; cash equivalents, and short-term and other debt instruments;

•	the value of the Account’s other securities and other non-real estate assets;

•	the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fee, and liquidity guarantee fee, and certain other expenses attributable to operating the Account.

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

Cash and Cash Equivalents: Cash and cash equivalents are balances held by the Account in bank deposit accounts which, at times, exceed federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2005-2009) and has concluded no provisions for federal income tax is required as of December 31, 2010.

Restricted Cash: The Account held $18.9 million and $12.9 million as of December 31, 2010 and 2009, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the Statements of Assets and Liabilities. See Note 9—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payables.

Changes in Net Assets: Premiums include premiums paid by existing accumulation unit holders in the Account and transfers into the Account. Withdrawals and death benefits include withdrawals out of the Account which include transfers out of the Account and required minimum distributions.

Due from Investment Advisor: Due to/from investment advisor represents amounts that were paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

Reclassifications: The Account has reclassified the presentation in the statements of changes in net assets with regard to transfers to and from TIAA, CREF Accounts, and TIAA-CREF Funds. Transfers into the Account have been reclassified to Premiums, and transfers out of the Account have been reclassified amongst annuity and other periodic payments and withdrawals and death benefits as appropriate.

Certain other prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not affect the Account’s total net assets, results of operations or net changes in net assets previously reported.

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

TIAA and Services provide their services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year and adjusted periodically with the objective of keeping the payments as close as possible to the expenses actually incurred. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Statements of Operations and are reflected in Note 10—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of December 31, 2010, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through December 31, 2010, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has purchased no liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2010, TIAA owned 9.8% of the outstanding accumulation units of the Account.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide services to the Account on an at cost basis. See Note 10—Condensed Financial Information for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.5%	17.5%	10.4%	1.2%	2.7%	56.3%
Apartment	2.6%	6.2%	5.4%	0.0%	0.0%	14.2%
Industrial	1.3%	7.0%	4.1%	1.3%	0.0%	13.7%
Retail	3.2%	0.9%	8.5%	0.3%	2.4%	15.3%
Storage	0.2%	0.2%	0.1%	0.0%	0.0%	0.5%

Total	31.8%	31.8%	28.5%	2.8%	5.1%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2038. Aggregate minimum annual rentals for the wholly owned properties owned, excluding short-term residential leases, are as follows (in thousands):

Years Ending December 31,
2011	$518,286
2012	472,741
2013	419,681
2014	356,530
2015	273,085
Thereafter	1,009,995

Total	$3,050,318

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

Examples of securities which may be held by the Account and included in Level 2 include certificates of deposit, commercial paper, government agency notes, variable notes, United States Treasury securities, and debt securities.

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

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1—Organization and Significant Accounting Policies in more detail, the Account generally obtains independent third party appraisals on a quarterly basis; there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Real estate properties	$—	$—	$8,115,516	$8,115,516
Real estate joint ventures	—	—	1,358,826	1,358,826
Limited partnerships	—	—	270,284	270,284
Marketable securities:
Real estate related	495,294	—	—	495,294
Government agency notes	—	1,484,774	—	1,484,774
United States Treasury securities	—	911,972	—	911,972

Total Investments at December 31, 2010	$495,294	$2,396,746	$9,744,626	$12,636,666

Mortgage loans payable	$—	$—	$(1,860,157)	$(1,860,157)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Real estate properties	$—	$—	$7,437,344	$7,437,344
Real estate joint ventures	—	—	1,314,603	1,314,603
Limited partnerships	—	—	200,273	200,273
Marketable securities:
Government agency notes	—	465,092	—	465,092
United States Treasury securities	—	206,175	—	206,175
Mortgage loan receivable	—	—	71,273	71,273

Total Investments at December 31, 2009	$—	$671,267	$9,023,493	$9,694,760

Mortgage loans payable	$—	$—	$(1,858,110)	$(1,858,110)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and December 31, 2009 (in thousands):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2010
Beginning balance January 1, 2010	$7,437,344	$1,314,603	$200,273	$71,273	$9,023,493	$(1,858,110)
Total realized and unrealized gains (losses) included in changes in net assets	625,675	106,841	64,883	3,727	801,126	(59,619)
Purchases, sales, issuances, and settlements(1)	52,497	(62,618)	5,128	(75,000)	(79,993)	57,572

Ending balance December 31, 2010	$8,115,516	$1,358,826	$270,284	—	$9,744,626	$(1,860,157)

For the year ended December 31, 2009
Beginning balance January 1, 2009	$10,305,040	$2,176,711	$286,485	$71,767	$12,840,003	$(1,830,040)
Total realized and unrealized gains (losses) included in changes in net assets	(2,526,729)	(909,324)	(120,855)	(494)	(3,557,402)	(55,126)
Purchases, sales, issuances, and settlements(1)	(340,967)	47,216	34,643	—	(259,108)	27,056

Ending balance December 31, 2009	$7,437,344	$1,314,603	$200,273	$71,273	$9,023,493	$(1,858,110)

(1)

This line includes the net of contributions, distributions, and accrued operating income for real estate joint ventures and limited partnerships, principal payments received on mortgage loan receivable and principal payments made on mortgage loans payable.

During the years ended December 31, 2010 and 2009 there were no transfers in or out of Levels 1, 2 or 3.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in thousands):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2010	$628,044	$113,326	$64,883	$—	$806,253	$(59,619)

For the year ended December 31, 2009	$(2,520,545)	$(909,324)	$(120,855)	$(494)	$(3,551,218)	$(54,881)

Note 7—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned by the joint ventures. At December 31, 2010, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures at December 31, 2010 and December 31, 2009 was $1.4 billion and $1.3 billion, respectively. The Account’s most significant joint venture investment is with the DDR TC LLC joint venture

(the “DDR Joint Venture”), which is the fifth largest investment in the Account as of December 31, 2010. On July 9, 2010, The Account sold its entire interest in the Teachers REA IV, LLC (Tyson’s Executive Plaza II) joint venture for a sales price of $28.5 million resulting in a realized loss of $3.5 million.

The Account’s share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion and $1.8 billion at December 31, 2010 and December 31, 2009, respectively. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was $1.6 billion and $2.0 billion at December 31, 2010 and December 31, 2009, respectively.

During 2010, the Account contributed a total of $79.0 million to certain properties within the DDR Joint Venture to fund the Account’s share of debt associated with properties within the DDR Joint Venture that came due and was paid off during 2010.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in thousands):

	December 31, 2010	December 31, 2009
Assets
Real estate properties, at fair value	$4,454,893	$4,618,202
Other assets	141,813	89,569

Total assets	$4,596,706	$4,707,771

Liabilities and Equity
Mortgage loans payable, at fair value	$2,276,928	$2,526,666
Other liabilities	97,525	52,639

Total liabilities	2,374,453	2,579,305
Equity	2,222,253	2,128,466

Total liabilities and equity	$4,596,706	$4,707,771

	Years Ended December 31,
	2010	2009	2008
Operating Revenues and Expenses
Revenues	$466,479	$519,239	$562,031
Expenses	287,627	317,428	333,700

Excess of revenues over expenses	$178,852	$201,811	$228,331

Principal payment schedule on mortgage loans payable within the joint ventures as of December 31, 2010 is as follows (in thousands):

Amount
2011*	$310,369
2012	727,109
2013	96,148
2014	8,168
2015	258,660
Thereafter	931,521

Total maturities	$2,331,975

*	Includes DDR Joint Venture revolving line of credit.

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

Note 8—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At December 31, 2010, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $270.3 million and $200.3 million at December 31, 2010 and December 31, 2009, respectively.

Note 9—Mortgage Loans Payable

At December 31, 2010, the Account had outstanding mortgage loans payable secured by the following properties (in thousands):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of December 31, 2010	Maturity
Ontario Industrial Portfolio(1)	7.42% paid monthly	$8,216	May 1, 2011
1 & 7 Westferry Circus(2)(5)	5.40% paid quarterly	210,150	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24,738	June 1, 2013
South Frisco Village	5.85% paid monthly	26,251	June 1, 2013
Fourth & Madison	6.40% paid monthly	145,000	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210,000	August 21, 2013
50 Fremont	6.40% paid monthly	135,000	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8,400	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112,700	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	113,677	December 7, 2014
1050 Lenox Park Apartments(5)(9)	4.43% paid monthly	24,000	August 1, 2015
San Montego Apartments(5)(6)(9)	4.47% paid monthly	21,780	August 1, 2015
Montecito Apartments(5)(6)(9)	4.47% paid monthly	20,250	August 1, 2015
Phoenician Apartments(5)(6)(9)	4.47% paid monthly	21,280	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	85,568	November 1, 2015
99 High Street	5.52% paid monthly	185,000	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40,999	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	35,011	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40,949	December 1, 2015
Lincoln Centre	5.51% paid monthly	153,000	February 1, 2016
The Legend at Kierland(5)(7)(9)	4.97% paid monthly	21,825	August 1, 2017
The Tradition at Kierland(5)(7)(9)	4.97% paid monthly	25,800	August 1, 2017
Red Canyon at Palomino Park(5)(8)(9)	5.34% paid monthly	27,120	August 1, 2020
Green River at Palomino Park(5)(8)(9)	5.34% paid monthly	33,220	August 1, 2020
Blue Ridge at Palomino Park(5)(8)(9)	5.34% paid monthly	33,380	August 1, 2020
Ashford Meadows(5)(6)(9)	5.17% paid monthly	44,600	August 1, 2020
Publix at Weston Commons(5)	5.08% paid monthly	35,000	January 1, 2036

Total Principal Outstanding		1,842,914
Fair Value Adjustment(4)		17,243

Total mortgage loans payable, at fair value		$1,860,157

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2010. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $22 million.

(3)	Interest rates are fixed, unless stated otherwise.

(4)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowing entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within the Palomino Park Portfolio.

Principal payment schedule on mortgage loans payable as of December 31, 2010 is due as follows (in thousands):

Amount
2011	$13,082
2012	215,236
2013	552,853
2014	225,273
2015	462,525
Thereafter	373,945

Total maturities	$1,842,914

Note 10—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Per Accumulation Unit data:
Rental income	$19.516	$22.649	$18.794	$17.975	$16.717
Real estate property level expenses and taxes	9.987	11.193	9.190	8.338	7.807

Real estate income, net	9.529	11.456	9.604	9.637	8.910
Other income	2.214	2.778	3.808	4.289	3.931

Total income	11.743	14.234	13.412	13.926	12.841
Expense charges(1)	2.167	2.280	2.937	2.554	1.671

Investment income, net	9.576	11.954	10.475	11.372	11.170
Net realized and unrealized gain (loss) on investments and mortgage loans payable	16.143	(85.848)	(54.541)	26.389	22.530

Net (decrease) increase in Accumulation Unit Value	25.719	(73.894)	(44.066)	37.761	33.700
Accumulation Unit Value:
Beginning of period	193.454	267.348	311.414	273.653	239.953

End of period	219.173	193.454	267.348	311.414	273.653

Total return	13.29%	(27.64)%	(14.15)%	13.80%	14.04%
Ratios to Average net Assets:
Expenses(1)	1.09%	1.01%	0.95%	0.87%	0.67%
Investment income, net	4.84%	5.29%	3.38%	3.88%	4.49%
Portfolio turnover rate:
Real estate properties(2)	1.01%	0.75%	0.64%	5.59%	3.62%
Marketable securities(3)	19.18%	0.00%	25.67%	13.03%	51.05%
Accumulation Units outstanding at end of period (in thousands):	48,070	39,473	41,542	55,106	50,146
Net assets end of period (in thousands)	$10,803,140	$7,879,914	$11,508,924	$17,660,537	$14,132,693

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the twelve months ended December 31, 2010 would be $12.154 ($13.473, $12.127, $10.892, and $9.478 for the years ended December 31, 2009, 2008, 2007 and 2006, respectively), and the Ratio of Expenses to average net assets for the twelve months ended December 31, 2010 would be 6.14% (5.96%, 3.91%, 3.71%, and 3.81% for the years ended December 31, 2009, 2008, 2007 and 2006, respectively).

(2)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period.

(3)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 11—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in thousands):

	For The Years Ended
	2010	2009	2008
Outstanding:
Beginning of period	39,473	41,542	55,106
Credited for premiums	12,853	4,807	6,417
Credited for purchase of units by TIAA (see Note 3)	—	4,139	577
Annuity, other periodic payments, withdrawals and death benefits	(4,256)	(11,015)	(20,558)

End of period	48,070	39,473	41,542

Note 12—Commitments, Contingencies, and Subsequent Events

Commitments—As of December 31, 2010, the Account had outstanding commitments to purchase additional interests in three of its limited partnership investments. As of December 31, 2010, the Account’s remaining commitments totaled $33.7 million, which can be called in full or in part by each limited partnership at any time.

As of December 31, 2010, the Account has committed to fund $0.3 million to one of its joint venture investments for an expansion project for that venture.

As of December 31, 2010 the Account has committed a total of $101.2 million to various tenants for tenant improvements and leasing inducements which as of December 31, 2010 have not been incurred.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Subsequent Events—During February 2011, the revolving line of credit agreement held in the Account’s investment within the DDR Joint Venture was amended to extend the maturity date from February 2011 to February 2012. The maximum amount that may be drawn under this revolving line of credit agreement is $213.0 million, reduced by any outstanding letters of credit.

During February 2011, the Account purchased an additional $101.1 million of real estate-related marketable securities.

Note 13—New Accounting Pronouncements

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

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

REAL ESTATE PROPERTIES—64.22% and 76.71%

Location/Description	Type	Fair Value
		2010		2009
Alabama:
Inverness Center	Office	$—		$90,315
Arizona:
Camelback Center	Office	33,213		37,774
Kierland Apartment Portfolio	Apartments	96,002	(1)	78,060
Phoenix Apartment Portfolio	Apartments	22,978		21,767
California:
3 Hutton Centre Drive	Office	32,195		28,752
50 Fremont Street	Office	315,072	(1)	284,283	(1)
88 Kearny Street	Office	65,407		61,600
275 Battery Street	Office	180,364		164,390
Rancho Cucamonga Industrial Portfolio	Industrial	83,400		57,327
Centerside I	Office	34,000		27,012
Centre Pointe and Valley View	Industrial	19,946		18,929
Great West Industrial Portfolio	Industrial	73,500		65,000
Larkspur Courts	Apartments	70,098		50,111
Northern CA RA Industrial Portfolio	Industrial	39,730		42,437
Ontario Industrial Portfolio	Industrial	223,700	(1)	167,998	(1)
Pacific Plaza	Office	56,201	(1)	60,075	(1)
Regents Court	Apartments	65,005	(1)	50,505	(1)
Southern CA RA Industrial Portfolio	Industrial	75,512		75,817
The Legacy at Westwood	Apartments	93,242	(1)	77,836	(1)
Wellpoint	Office	41,000		37,400
Westcreek	Apartments	29,616		23,061
West Lake North Business Park	Office	40,765		32,407
Westwood Marketplace	Retail	89,001		77,077
Wilshire Rodeo Plaza	Office	165,513	(1)	151,209	(1)
Colorado:
Palomino Park	Apartments	168,708	(1)	143,907
The Lodge at Willow Creek	Apartments	39,709		31,624
Connecticut:
Ten & Twenty Westport Road	Office	100,663		126,860
Florida:
701 Brickell Avenue	Office	201,170		198,630	(1)
North 40 Office Complex	Office	36,353		33,969
Plantation Grove	Retail	9,400		9,600
Pointe on Tampa Bay	Office	35,188		35,060
Publix at Weston Commons	Retail	45,200	(1)	38,100	(1)
Quiet Waters at Coquina Lakes	Apartments	23,730		19,918
Seneca Industrial Park	Industrial	63,267		62,341
South Florida Apartment Portfolio	Apartments	60,029		48,366
Suncrest Village Shopping Center	Retail	12,600		12,329
The Fairways of Carolina	Apartments	22,317		18,628
Urban Centre	Office	89,727		80,282

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
France:
Printemps de L’Homme	Retail	$223,743		$200,995
Georgia:
Atlanta Industrial Portfolio	Industrial	38,800		39,519
Glenridge Walk	Apartments	33,605		30,326
Reserve at Sugarloaf	Apartments	43,720	(1)	37,710	(1)
Shawnee Ridge Industrial Portfolio	Industrial	49,001		52,219
Windsor at Lenox Park	Apartments	50,805	(1)	48,223
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	50,801		48,304
Chicago Industrial Portfolio	Industrial	58,865		60,908
Oak Brook Regency Towers	Office	70,574		64,265
Parkview Plaza	Office	43,112		44,360
Maryland:
Broadlands Business Park	Industrial	24,200		23,600
GE Appliance East Coast Distribution Facility	Industrial	29,100		28,900
Massachusetts:
99 High Street	Office	255,014	(1)	253,557	(1)
Needham Corporate Center	Office	18,566		16,196
Northeast RA Industrial Portfolio	Industrial	22,077		24,845
The Newbry	Office	252,017		230,375
Minnesota:
Champlin Marketplace	Retail	12,712		13,801
Nevada:
Fernley Distribution Facility	Industrial	7,100		7,600
New Jersey:
Konica Photo Imaging Headquarters	Industrial	14,505		15,100
Marketfair	Retail	66,245		65,594
Morris Corporate Center III	Office	71,896		66,478
Plainsboro Plaza	Retail	27,504		26,962
South River Road Industrial	Industrial	38,465		28,656
New York:
780 Third Avenue	Office	300,616		240,077
The Colorado	Apartments	123,039	(1)	110,144	(1)
Pennsylvania:
Lincoln Woods	Apartments	29,124		28,728
Tennessee:
Airways Distribution Center	Industrial	12,113		12,600
Summit Distribution Center	Industrial	15,800		12,300
Texas:
Dallas Industrial Portfolio	Industrial	140,638		125,275
Four Oaks Place	Office	383,676		409,027	(1)
Houston Apartment Portfolio	Apartments	186,924	(1)	179,717

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Location/Description	Type	Fair Value
		2010		2009
Texas: (continued)
Lincoln Centre	Office	$195,416	(1)	$202,029	(1)
Pinnacle Industrial Portfolio	Industrial	38,400		34,148
South Frisco Village	Retail	29,000	(1)	26,900	(1)
The Caruth	Apartments	56,083	(1)	49,641	(1)
The Maroneal	Apartments	37,614		32,179
United Kingdom:
1 & 7 Westferry Circus	Office	260,045	(1)	239,036	(1)
Virginia:
8270 Greensboro Drive	Office	27,895		34,200
Ashford Meadows Apartments	Apartments	95,436	(1)	71,105
One Virginia Square	Office	51,700		40,503
The Ellipse at Ballston	Office	76,716		65,505
Washington:
Creeksides at Centerpoint	Office	16,611		18,724
Fourth and Madison	Office	330,007	(1)	295,000	(1)
Millennium Corporate Park	Office	125,228		116,548
Northwest RA Industrial Portfolio	Industrial	17,000		17,800
Rainier Corporate Park	Industrial	66,800		65,277
Regal Logistics Campus	Industrial	52,500		47,955
Washington DC:
1001 Pennsylvania Avenue	Office	589,839	(1)	480,622	(1)
1401 H Street, NW	Office	179,294	(1)	143,555	(1)
1900 K Street, NW	Office	246,054		204,000
Mazza Gallerie	Retail	76,000		65,500

TOTAL REAL ESTATE PROPERTIES
(Cost $9,449,056 and $9,408,978)		8,115,516		7,437,344

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.89% and 15.63%

REAL ESTATE JOINT VENTURES—10.75% and 13.56%

Location/Description	Fair Value
	2010		2009
California:
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	$157,452	(2)	$133,227	(2)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	67,108		66,435
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	238,966	(2)	252,432	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	165,458		162,204
West Dade Associates
Miami International Mall (50% Account Interest)	93,221	(2)	76,856	(2)
Georgia:
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	39,799		30,952
Massachusetts:
MA-One Boston Place REIT
One Boston Place (50.25% Account Interest)	150,276		129,922
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	50,613	(2)	37,262	(2)
Virginia:
Teachers REA IV, LLC
Tyson’s Executive Plaza II (50% Account Interest)	—		26,275
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	303,866	(2,3)	312,182	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	52,812	(2,3)	46,269	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	39,255	(2,3)	40,587	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,922,397 and $2,142,016)	1,358,826		1,314,603

LIMITED PARTNERSHIPS—2.14% and 2.07%
Cobalt Industrial REIT (10.998% Account Interest)	26,317		20,341
Colony Realty Partners LP (5.27% Account Interest)	18,100		12,123
Heitman Value Partners Fund (8.43% Account Interest)	17,300		13,736
Lion Gables Apartment Fund (18.46% Account Interest)	190,024		142,999
MONY/Transwestern Mezz RP II (16.67% Account Interest)	9,694		9,267
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	8,849		1,807

TOTAL LIMITED PARTNERSHIPS
(Cost $300,907 and $295,779)	270,284		200,273

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,223,304 and $2,437,795)	1,629,110		1,514,876

See notes to the financial statements.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

MARKETABLE SECURITIES—22.89% and 6.93%
REAL ESTATE-RELATED MARKETABLE SECURITIES—3.92% and 0.00%

Shares		Issuer	Fair Value
2010	2009		2010	2009
50,398	—	Acadia Realty Trust	$919	$—
11,416	—	Agree Realty Corporation	299	—
2,574	—	Alexander’s, Inc.	1,061	—
66,883	—	Alexandria Real Estate Equities, Inc.	4,900	—
200,791	—	AMB Property Corporation	6,367	—
81,463	—	American Campus Communities, Inc.	2,587	—
142,051	—	Apartment Investment and Management Company	3,671	—
65,637	—	Ashford Hospitality Trust, Inc.	633	—
52,433	—	Associated Estates Realty Corporation	802	—
102,725	—	Avalonbay Communities, Inc.	11,562	—
155,007	—	BioMed Realty Trust, Inc.	2,891	—
168,877	—	Boston Properties, Inc.	14,540	—
157,851	—	Brandywine Realty Trust	1,839	—
77,519	—	BRE Properties, Inc.	3,372	—
83,321	—	Camden Property Trust	4,498	—
37,593	—	Campus Crest Communities, Inc.	527	—
75,517	—	CapLease, Inc.	440	—
167,965	—	CBL & Associates Properties, Inc.	2,939	—
70,256	—	Cedar Shopping Centers, Inc.	442	—
8,763	—	Chatham Lodging Trust	151	—
20,047	—	Chesapeake Lodging Trust	377	—
54,270	—	Cogdell Spencer Inc.	315	—
95,610	—	Colonial Properties Trust	1,726	—
20,917	—	CoreSite Realty Corporation	285	—
80,891	—	Corporate Office Properties Trust	2,827	—
123,682	—	Cousins Properties Incorporated	1,032	—
253,113	—	DCT Industrial Trust Inc.	1,344	—
309,541	—	Developers Diversified Realty Corporation	4,361	—
188,954	—	DiamondRock Hospitality Company	2,267	—
107,907	—	Digital Realty Trust, Inc.	5,562	—
113,097	—	Douglas Emmett, Inc.	1,877	—
298,785	—	Duke Realty Corporation	3,723	—
72,632	—	DuPont Fabros Technology, Inc.	1,545	—
33,167	—	EastGroup Properties, Inc.	1,404	—
65,151	—	Education Realty Trust, Inc.	506	—
56,762	—	Entertainment Properties Trust	2,625	—
37,659	—	Equity Lifestyle Properties, Inc.	2,106	—
58,543	—	Equity One, Inc.	1,064	—
339,604	—	Equity Residential	17,642	—
38,018	—	Essex Property Trust, Inc.	4,342	—
21,898	—	Excel Trust, Inc.	265	—
107,440	—	Extra Space Storage Inc.	1,869	—
73,740	—	Federal Realty Investment Trust	5,747	—
122,336	—	FelCor Lodging Trust Incorporated	861	—
71,146	—	First Industrial Realty Trust, Inc.	623	—
57,529	—	First Potomac Realty Trust	968	—
98,729	—	Franklin Street Properties Corp.	1,407	—
560,577	—	General Growth Properties, Inc.	8,678	—
28,271	—	Getty Realty Corp.	884	—
10,676	—	Gladstone Commercial Corporation	201	—
107,080	—	Glimcher Realty Trust	899	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2010	2009		2010	2009
38,023	—	Government Properties Income Trust	$1,019	$—
387,498	—	HCP, Inc.	14,256	—
175,223	—	Health Care REIT, Inc.	8,348	—
79,299	—	Healthcare Realty Trust Incorporated	1,679	—
209,343	—	Hersha Hospitality Trust	1,382	—
84,755	—	Highwoods Properties, Inc.	2,699	—
45,795	—	Home Properties, Inc.	2,541	—
150,100	—	Hospitality Properties Trust	3,458	—
798,787	—	Host Hotels & Resorts, Inc.	14,274	—
88,294	—	HRPT Properties Trust	2,252	—
20,487	—	Hudson Pacific Properties, Inc.	308	—
109,424	—	Inland Real Estate Corporation	963	—
98,903	—	Investors Real Estate Trust	887	—
1,500,000	—	iShares Dow Jones US Real Estate Index Fund	83,943	—
61,706	—	Kilroy Realty Corporation	2,250	—
485,461	—	Kimco Realty Corporation	8,758	—
83,099	—	Kite Realty Group Trust	450	—
86,269	—	LaSalle Hotel Properties	2,278	—
165,849	—	Lexington Realty Trust	1,318	—
138,566	—	Liberty Property Trust	4,423	—
30,038	—	LTC Properties, Inc.	843	—
93,900	—	Mack-Cali Realty Corporation	3,104	—
53,134	—	Maguire Properties, Inc.	146	—
136,282	—	Medical Properties Trust, Inc.	1,476	—
41,729	—	Mid-America Apartment Communities, Inc.	2,649	—
20,269	—	Mission West Properties, Inc.	136	—
44,989	—	Monmouth Real Estate Investment Corporation	382	—
34,293	—	National Health Investors, Inc.	1,544	—
101,670	—	National Retail Properties, Inc.	2,694	—
152,266	—	Nationwide Health Properties, Inc.	5,539	—
120,251	—	Omega Healthcare Investors, Inc.	2,698	—
16,016	—	One Liberty Properties, Inc.	267	—
27,787	—	Parkway Properties, Inc.	487	—
63,708	—	Pennsylvania Real Estate Investment Trust	926	—
77,918	—	Piedmont Office Realty Trust, Inc.	1,569	—
196,790	—	Plum Creek Timber Company, Inc.	7,370	—
59,612	—	Post Properties, Inc.	2,164	—
49,003	—	Potlatch Corporation	1,595	—
681,117	—	ProLogis	9,835	—
22,706	—	PS Business Parks, Inc.	1,265	—
153,807	—	Public Storage, Inc.	15,599	—
42,225	—	Ramco-Gershenson Properties Trust	526	—
97,616	—	Rayonier Inc.	5,127	—
141,919	—	Realty Income Corporation	4,854	—
97,060	—	Regency Centers Corporation	4,100	—
17,498	—	Saul Centers, Inc.	829	—
150,706	—	Senior Housing Properties Trust	3,306	—
352,460	—	Simon Property Group, Inc.	35,066	—
93,168	—	SL Green Realty Corp.	6,290	—
34,147	—	Sovran Self Storage, Inc.	1,257	—
186,401	—	Strategic Hotels & Resorts, Inc.	986	—
24,737	—	Sun Communities, Inc.	824	—
29,324	—	Sun Healthcare Group, Inc.	540	—
137,832	—	Sunstone Hotel Investors, L.L.C.	1,424	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2010	2009		2010	2009
49,191	—	Tanger Factory Outlet Centers, Inc.	$2,518	$—
50,042	—	Taubman Centers, Inc.	2,526	—
11,532	—	Terreno Realty Corporation	207	—
155,462	—	The Macerich Company	7,364	—
220,400	—	UDR, Inc.	5,184	—
5,400	—	UMH Properties, Inc.	55	—
16,113	—	Universal Health Realty Income Trust	589	—
27,120	—	Urstadt Biddle Properties Inc.	527	—
119,610	—	U-Store-It Trust	1,140	—
188,915	—	Ventas, Inc.	9,914	—
219,149	—	Vornado Realty Trust	18,262	—
78,376	—	Washington Real Estate Investment Trust	2,429	—
142,411	—	Weingarten Realty Investors	3,384	—
646,348	—	Weyerhaeuser Company	12,235	—
22,256	—	Winthrop Realty Trust	285	—

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $480,363 and $—)			495,294	—

OTHER MARKETABLE SECURITIES—18.97% and 6.93%

GOVERNMENT AGENCY NOTES—11.75% and 4.80%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
$—	$4,700	Fannie Mae Discount Notes	0.041%	1/13/10	$—	$4,700
—	25,000	Fannie Mae Discount Notes	0.091%	1/19/10	—	25,000
—	49,300	Fannie Mae Discount Notes	0.020%	1/27/10	—	49,299
—	25,000	Fannie Mae Discount Notes	0.051%	2/4/10	—	24,999
—	20,000	Fannie Mae Discount Notes	0.091%	2/8/10	—	19,999
—	18,873	Fannie Mae Discount Notes	0.071%	2/16/10	—	18,872
—	10,000	Fannie Mae Discount Notes	0.101%	3/1/10	—	9,999
—	17,470	Fannie Mae Discount Notes	0.167%	5/5/10	—	17,463
15,070	—	Fannie Mae Discount Notes	0.172%	1/18/11	15,070	—
21,225	—	Fannie Mae Discount Notes	0.172%	2/1/11	21,224	—
43,640	—	Fannie Mae Discount Notes	0.183%	2/3/11	43,637	—
13,515	—	Fannie Mae Discount Notes	0.183%	2/14/11	13,514	—
50,000	—	Fannie Mae Discount Notes	0.137%	2/15/11	49,995	—
32,479	—	Fannie Mae Discount Notes	0.162-0.178%	3/1/11	32,474	—
32,445	—	Fannie Mae Discount Notes	0.172%	3/2/11	32,440	—
14,000	—	Fannie Mae Discount Notes	0.162%	3/8/11	13,998	—
19,600	—	Fannie Mae Discount Notes	0.178%	3/21/11	19,596	—
31,935	—	Fannie Mae Discount Notes	0.162%	3/23/11	31,928	—
20,210	—	Fannie Mae Discount Notes	0.178%	4/13/11	20,204	—
31,800	—	Federal Farm Credit Bank Discount Notes	0.172%	5/9/11	31,786	—
—	10,990	Federal Home Loan Bank Discount Notes	0.001%	1/4/10	—	10,990
—	4,419	Federal Home Loan Bank Discount Notes	0.041%	1/13/10	—	4,419
—	44,000	Federal Home Loan Bank Discount Notes	0.081%	1/15/10	—	44,000
—	25,300	Federal Home Loan Bank Discount Notes	0.071%	1/22/10	—	25,300
—	41,200	Federal Home Loan Bank Discount Notes	0.051%	2/24/10	—	41,200

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
$—	$15,770	Federal Home Loan Bank Discount Notes	0.081%	3/5/10	$—	$15,770
29,975	—	Federal Home Loan Bank Discount Notes	0.162%	1/5/11	29,975	—
25,000	—	Federal Home Loan Bank Discount Notes	0.162%	1/7/11	25,000	—
30,000	—	Federal Home Loan Bank Discount Notes	0.172%	1/12/11	30,000	—
50,000	—	Federal Home Loan Bank Discount Notes	0.183%	1/14/11	49,999	—
30,000	—	Federal Home Loan Bank Discount Notes	0.177%	1/19/11	29,999	—
15,800	—	Federal Home Loan Bank Discount Notes	0.157%	1/20/11	15,800	—
30,000	—	Federal Home Loan Bank Discount Notes	0.177%	1/21/11	29,999	—
36,400	—	Federal Home Loan Bank Discount Notes	0.122%	1/26/11	36,399	—
49,977	—	Federal Home Loan Bank Discount Notes	0.157-0.172%	1/28/11	49,975	—
39,060	—	Federal Home Loan Bank Discount Notes	0.167-0.178%	2/2/11	39,057	—
30,000	—	Federal Home Loan Bank Discount Notes	0.167%	2/4/11	29,998	—
20,115	—	Federal Home Loan Bank Discount Notes	0.157%	2/9/11	20,113	—
47,000	—	Federal Home Loan Bank Discount Notes	0.147%	2/16/11	46,995	—
41,381	—	Federal Home Loan Bank Discount Notes	0.157-0.183%	2/18/11	41,377	—
35,415	—	Federal Home Loan Bank Discount Notes	0.183%	2/23/11	35,411	—
25,000	—	Federal Home Loan Bank Discount Notes	0.188%	2/25/11	24,997	—
32,810	—	Federal Home Loan Bank Discount Notes	0.162%	3/9/11	32,804	—
27,700	—	Federal Home Loan Bank Discount Notes	0.162%	3/11/11	27,695	—
25,000	—	Federal Home Loan Bank Discount Notes	0.162%	3/16/11	24,995	—
23,810	—	Federal Home Loan Bank Discount Notes	0.178%	4/15/11	23,803	—
16,115	—	Federal Home Loan Bank Discount Notes	0.178%	4/29/11	16,109	—
20,000	—	Federal Home Loan Bank Discount Notes	0.271%	5/6/11	19,996	—
100,000	—	Federal Home Loan Bank Discount Notes	0.269%	8/12/11	99,978	—
—	10,000	Freddie Mac Discount Notes	0.091%	1/20/10	—	10,000
—	50,541	Freddie Mac Discount Notes	0.041-0.076%	1/25/10	—	50,540
—	11,800	Freddie Mac Discount Notes	0.051%	2/2/10	—	11,800
—	47,000	Freddie Mac Discount Notes	0.030%	2/16/10	—	46,998
—	19,010	Freddie Mac Discount Notes	0.132%	2/26/10	—	19,009
—	5,736	Freddie Mac Discount Notes	0.081%	3/1/10	—	5,736
—	9,000	Freddie Mac Discount Notes	0.071%	3/8/10	—	8,999
45,880	—	Freddie Mac Discount Notes	0.157-0.162%	1/3/11	45,880	—
82,710	—	Freddie Mac Discount Notes	0.183%	1/10/11	82,709	—
27,960	—	Freddie Mac Discount Notes	0.152%	1/25/11	27,959	—
28,150	—	Freddie Mac Discount Notes	0.172%	1/31/11	28,149	—
18,100	—	Freddie Mac Discount Notes	0.142%	2/22/11	18,098	—
49,430	—	Freddie Mac Discount Notes	0.162-0.178%	3/7/11	49,421	—
26,710	—	Freddie Mac Discount Notes	0.162%	3/14/11	26,705	—
14,900	—	Freddie Mac Discount Notes	0.172%	3/21/11	14,897	—
24,600	—	Freddie Mac Discount Notes	0.183%	4/18/11	24,592	—
10,085	—	Freddie Mac Discount Notes	0.193%	4/19/11	10,082	—
50,000	—	Freddie Mac Discount Notes	0.252-0.257%	11/9/11	49,942	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $1,484,694 and $465,072)					1,484,774	465,092

UNITED STATES TREASURY SECURITIES—7.22% and 2.13%
—	24,515	United States Treasury Bills	0.066-0.152%	2/25/10	—	24,514
—	47,200	United States Treasury Bills	0.137-0.162%	4/22/10	—	47,189
—	52,530	United States Treasury Bills	0.122-0.147%	5/13/10	—	52,506

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
December 31, 2010 and December 31, 2009
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2010	2009				2010	2009
$—	$62,015	United States Treasury Bills	0.127-0.147%	5/20/10	$—	$61,981
—	20,000	United States Treasury Bills	0.137%	5/27/10	—	19,985
32,300	—	United States Treasury Bills	0.130%	1/13/11	32,300	—
31,600	—	United States Treasury Bills	0.152%	1/27/11	31,599	—
32,430	—	United States Treasury Bills	0.129%	2/10/11	32,427	—
30,000	—	United States Treasury Bills	0.133%	2/17/11	29,996	—
30,000	—	United States Treasury Bills	0.140%	2/24/11	29,995	—
90,990	—	United States Treasury Bills	0.106-0.137%	3/3/11	90,972	—
41,400	—	United States Treasury Bills	0.132-0.178%	3/10/11	41,391	—
46,320	—	United States Treasury Bills	0.142-0.163%	3/17/11	46,310	—
34,000	—	United States Treasury Bills	0.141%	3/24/11	33,991	—
30,000	—	United States Treasury Bills	0.147%	3/31/11	29,991	—
50,000	—	United States Treasury Bills	0.137%	4/7/11	49,982	—
38,150	—	United States Treasury Bills	0.173%	4/14/11	38,135	—
30,000	—	United States Treasury Bills	0.173%	4/21/11	29,988	—
25,000	—	United States Treasury Bills	0.173%	4/28/11	24,989	—
28,630	—	United States Treasury Bills	0.153%	5/5/11	28,616	—
55,000	—	United States Treasury Bills	0.162-0.184%	5/12/11	54,971	—
49,225	—	United States Treasury Bills	0.190-0.210%	5/19/11	49,197	—
47,130	—	United States Treasury Bills	0.170-0.200%	5/26/11	47,102	—
205	—	United States Treasury Bills	0.167%	6/9/11	205	—
19,325	—	United States Treasury Bills	0.178%	6/16/11	19,310	—
4,300	—	United States Treasury Bills	0.181%	6/23/11	4,296	—
29,480	—	United States Treasury Notes	0.148%	2/28/11	29,511	—
50,800	—	United States Treasury Notes	0.174-0.227%	3/31/11	50,883	—
21,450	—	United States Treasury Notes	0.245%	4/30/11	21,499	—
33,650	—	United States Treasury Notes	0.237%	6/30/11	33,805	—
30,350	—	United States Treasury Notes	0.273%	9/30/11	30,511	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $911,921 and $206,163)					911,972	206,175

TOTAL OTHER MARKETABLE SECURITIES
(Cost $2,396,615 and $671,235)					2,396,746	671,267

TOTAL MARKETABLE SECURITIES
(Cost $2,876,978 and $671,235)					2,892,040	671,267

MORTGAGE LOAN RECEIVABLE—0.00% and 0.73%
Borrower			Current Rate(5)

—	75,000	Klingle Corporation	—	—	—	71,273

TOTAL MORTGAGE LOAN RECEIVABLE
(Cost $— and $75,000)					—	71,273

TOTAL INVESTMENTS
(Cost $14,549,338 and $12,593,008)					$12,636,666	$9,694,760

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	At December 31, 2009, the interest rate on this investment was 1.04%, the loan was paid in full as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying statements of assets and liabilities, including the statements of investments and the related statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account (the “Account”) at December 31, 2010 and 2009, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 17, 2011

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2010. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2010, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to the rules of the U.S. Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2011, their dates of birth, and their principal occupations during the last five years, are as follows:

Trustees

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company through 2005. Director, Chrysler Group, LLC and Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

Jeffrey R. Brown, 2/16/68
William G. Karnes Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign. Research Associate of the National Bureau of Economic Research (NBER) and Associate Director of the NBER Retirement Research Center. Former member of the Social Security Advisory Board from 2006 to 2008, and Director of the American Risk and Insurance Association and the Countryside School.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director, of the Hodson Trust, Time Warner, Inc. and Omnicom Group.

Lisa W. Hess, 8/8/55
President and Managing Partner, Sky Top Capital. Former Chief Investment Officer of Loews Corporation from 2002 to 2008. Founding partner of Zesiger Capital Group. Trustee of the WT Grant Foundation, the Chapin School, and the Pomfret School.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics, Harvard Medical School. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000-2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997-2002. Board Member, Rock and Roll Hall of Fame.

Lawrence H. Linden, 2/19/47
Retired Managing Director and former General Partner at Goldman Sachs, retiring in 2008. After joining Goldman Sachs in 1992, served at various times the Head of Technology, Head of Operations, and Co-Chairman of the Global Control and Compliance Committee. Founding Trustee of the Linden Trust for Conservation, Trustee of Resources for the Future, Co-Chairman of the Board of Directors of the World Wildlife Fund and co-founder of, and senior advisor to, the Redstone Strategy Group. Member, Energy Initiative Advisory Board, Massachusetts Institute of Technology.

Maureen O’Hara, 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University, where she has taught since 1979. Chair of the board of Investment Technology Group, Inc. since 2007, and member of the board since 2003. Director of New Star Financial, Inc. and Chair of the FINRA Economic Advisory Board.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000-01 Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies from 1996 to 2000. Member and Former Chairman of the Board of Worcester Polytechnic Institute, overseer of the Tuck School of Business Administration at Dartmouth College, and trustee of the Committee for Economic Development. Director of Sanford C. Bernstein Fund Inc.

Sidney A. Ribeau, 12/3/47
President, Howard University since 2008. Formerly, President, Bowling Green State University, 1995-2008. Director, Worthington Industries.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 1995; Formerly General Counsel, Yale University, 1986-1995. Trustee, Newark Public Radio, Inc. Director, Yale Southern Observatory, Inc., Youth Rights Media, Inc., and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Retired Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer of Pfizer from 1995 to 2005. Director, Pitney Bowes Inc., and the Hershey Corporation. Director, Multiple Sclerosis Society of New York City Chapter.

David F. Swensen, 1/26/54
Chief Investment Officer, Yale University since 1985, and adjunct professor of investment strategy at Yale School of Management and lecturer in Yale’s Department of Economics. Member, Brookings Institution and President Obama’s Economic Recovery Advisory Board. Senior Trustee of the Carnegie Institution for Science and Hamden Hall Country Day School. Fellow of the American Academy of Arts and Sciences.

Marta Tienda, 8/10/50
Maurice P. During ‘22 Professor of Demographic Studies and Professor of Sociology in Public Affairs, Princeton University, since 1997. Visiting Research Scholar at the New York University Center for Advanced Research in Social Sciences, 2010 to 2011. Director, Office of Population Research, Princeton University, 1998-2002. Commissioner, National Key Indicators Commission. Trustee, Sloan Foundation, and Jacobs Foundation. Member of Visiting Committee, Harvard University School of Government. Member, Adrenalina Research Advisory Board.

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

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the advisory board of Brevan Howard Asset Management LLP, a director of International Flavors and Fragrances, Inc., and a member of the President’s Council on Jobs and Competitiveness. Fellow of the American Academy of Arts & Sciences and member of its Commission on the Humanities and Social Sciences. Board member at the Institute for Advanced Study, Memorial Sloan-Kettering Cancer Center, and the Committee for Economic Development. Member of the Harvard University Visiting Committee for the Memorial Church, the Economic Club of New York, the Council on Foreign Relations and the Group of Thirty.

Other TIAA Executive Officers

Virginia M. Wilson, 7/22/54
Executive Vice President and Chief Financial Officer, TIAA and CREF since 2010. Served from 2006 to 2009 as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, one of the world’s largest hospitality firms, following its 2006 spin-off from Cendant Corporation, a multinational holding company with operations in the real estate, travel, car rental, hospitality, mortgage banking and other service sectors. Served from 2003 to 2006 as Cendant’s Executive Vice President and Chief Accounting Officer. Corporate controller of MetLife, Inc. from 1999 to 2003 and was senior vice president and controller of Transamerica Corporation (which was acquired by AEGON NV in 1999) from 1995 to 1999. Prior to 1995, was an audit partner at Deloitte & Touche LLP. Currently a director of the Los Angeles Child Guidance Clinic and a trustee and vice chair for Catholic Charities in New York.

Scott C. Evans, 5/11/59
Executive Vice President of TIAA since 1999 and Head of Asset Management since 2006 of TIAA and CREF, the TIAA-CREF Funds, the TIAA-CREF Life Funds and TIAA Separate Account VA-1 (collectively, the “TIAA-CREF Funds”). Also served as Chief Investment Officer of TIAA between 2004 and 2006 and the TIAA-CREF Funds between 2003 and 2006. Trustee, IFRS Foundation; member of the ABP Investment Committee of Stichting Pensioenfond BP/Algemene; and member of the Tufts University Investment Committee.

Edward D. Van Dolsen, 4/21/58
Executive Vice President and Chief Operating Officer of TIAA and CREF since 2010. Formerly Executive Vice President, Product Development and Management of TIAA from 2009 to 2010, Executive Vice President, Institutional Client Services from 2006 to 2009, and Executive Vice President, Product Management of TIAA from 2005 to 2006, and Executive Vice President of the TIAA-CREF Funds since 2008. Also served as Senior Vice President, Pension Products from 2003 to 2006.

Jorge Gutierrez, 11/26/61
Vice President and Treasurer, TIAA, since September 2008. Assistant Treasurer, TIAA from 2004 to 2008.

William J. Mostyn III, 1/18/48
Senior Vice President and Corporate Secretary of TIAA and the TIAA-CREF Funds since April 2008; Deputy General Counsel and Corporate Secretary of Bank of America Corporation from 2005 to 2007; Deputy General Counsel, Secretary and Corporate Governance Officer of The Gillette Company from 1974 to 2005.

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004. From 2001 to 2004, Head of Commercial Mortgages—West Coast for TIAA.

Thomas C. Garbutt, 10/12/58
Managing Director and Head of Global Real Estate, TIAA.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The TIAA general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment advisory, administrative, and other services. In addition, Services, a wholly owned subsidiary of TIAA, provides distribution services for the Account.

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2010, the Account expensed $13.1 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2010 and through the date of this annual report, the TIAA general account has not purchased any additional liquidity units.

Investment Advisory and Administration Services/Mortality and Expense Risks Borne by TIAA. Deductions are made each valuation day from the net assets of the Account for various services required to manage investments, administer the Account and distribute the contracts. These services are performed at cost by TIAA and Services. Deductions are also made each valuation day to cover mortality and expense risks borne by TIAA.

For the year ended December 31, 2010, the Account expensed $50.2 million for investment advisory services and $4.4 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $28.1 million for administrative and distribution services provided by TIAA and Services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual financial statements for the years ended December 31, 2010 and 2009 and review of financial statements included in the registrant’s quarterly reports were $879,000 and $862,650, respectively.

Audit-Related Fees. PwC audit-related fees services rendered to the registrant for the years ended December 31, 2010 and 2009 were $192,402 and $72,543, respectively.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2010 and 2009.

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

	(B)	Forms of Income-Paying Contracts(2)
	(C)	Form of Contract Endorsement for Internal Transfer Limitation(10)
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(4)
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation(6)
	(C)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.(7)
*(14)		Code of Ethics of TIAA
*(31)		Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications

*	Filed herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

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

(10)

Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 17 day of March, 2011.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
March 17, 2011	By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and Chief Executive
Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer (Principal Executive Officer) and Trustee	3/17/11
/s/ VIRGINIA M. WILSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/17/11
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	3/17/11
/s/ JEFFREY R. BROWN	Trustee	3/17/11
/s/ ROBERT C. CLARK	Trustee	3/17/11
/s/ LISA W. HESS	Trustee	3/17/11
/s/ EDWARD M. HUNDERT, M.D.	Trustee	3/17/11
/s/ LAWRENCE H. LINDEN	Trustee	3/17/11
/s/ MAUREEN O’HARA	Trustee	3/17/11
/s/ DONALD K. PETERSON	Trustee	3/17/11
/s/ SIDNEY A. RIBEAU	Trustee	3/17/11
/s/ DOROTHY K. ROBINSON	Trustee	3/17/11
/s/ DAVID L. SHEDLARZ	Trustee	3/17/11
/s/ DAVID F. SWENSEN	Trustee	3/17/11
/s/ MARTA TIENDA	Trustee	3/17/11
/s/ ROSALIE J. WOLF	Trustee	3/17/11

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.