Form 10-Q
period 2011-03-31
TIAA REAL ESTATE ACCOUNT
filed 2011-05-12
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-172900

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2011

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $9,482.7 and $9,449.1)	$8,345.8	$8,115.5
Real estate joint ventures and limited partnerships (cost: $2,239.6 and $2,223.3)	1,702.1	1,629.1
Marketable securities:
Real estate-related (cost: $587.2 and $480.4)	635.2	495.3
Other (cost: $2,913.8 and $2,396.6)	2,914.0	2,396.7

Total investments (cost: $15,223.3 and $14,549.4)	13,597.1	12,636.6

Cash and cash equivalents	13.0	12.9
Due from investment advisor	19.2	11.1
Other	180.6	179.3

TOTAL ASSETS	13,809.9	12,839.9

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,845.6 and $1,842.9)	1,856.2	1,860.2
Accrued real estate property level expenses	148.6	153.7
Security deposits held	24.1	22.9

TOTAL LIABILITIES	2,028.9	2,036.8

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	11,503.8	10,535.7
Annuity Fund	277.2	267.4

TOTAL NET ASSETS	11,781.0	10,803.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 9 and 10	50.8	48.1

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$226.672	$219.173

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
INVESTMENT INCOME
Real estate income, net:
Rental income	$210.1	$212.6

Real estate property level expenses and taxes:
Operating expenses	57.8	59.3
Real estate taxes	27.2	29.7
Interest expense	26.4	24.6

Total real estate property level expenses and taxes	111.4	113.6

Real estate income, net	98.7	99.0
Income from real estate joint ventures and limited partnerships	21.1	19.0
Interest	1.1	0.4
Dividends	2.4	—

TOTAL INVESTMENT INCOME	123.3	118.4

Expenses—Note 2:
Investment advisory charges	14.2	10.9
Administrative charges	6.9	5.4
Distribution charges	1.9	1.7
Mortality and expense risk charges	1.4	1.0
Liquidity guarantee charges	4.2	2.8

TOTAL EXPENSES	28.6	21.8

INVESTMENT INCOME, NET	94.7	96.6

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(9.3)	(1.2)
Real estate joint ventures and limited partnerships	(1.5)	(153.3)
Marketable securities	1.9	—

Net realized (loss) on investments	(8.9)	(154.5)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	195.5	(189.5)
Real estate joint ventures and limited partnerships	64.0	120.5
Marketable securities	34.5	—
Mortgage loans receivable	—	0.2
Mortgage loans payable	1.4	(25.8)

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	295.4	(94.6)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	286.5	(249.1)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$381.2	$(152.5)

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
FROM OPERATIONS
Investment income, net	$94.7	$96.6
Net realized loss on investments	(8.9)	(154.5)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	295.4	(94.6)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	381.2	(152.5)

FROM PARTICIPANT TRANSACTIONS
Premiums	819.6	301.2
Annuity payments	(4.8)	(5.6)
Withdrawals and death benefits	(218.1)	(268.1)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	596.7	27.5

NET INCREASE (DECREASE) IN NET ASSETS	977.9	(125.0)
NET ASSETS
Beginning of period	10,803.1	7,879.9

End of period	$11,781.0	$7,754.9

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$381.2	$(152.5)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	8.9	154.5
Net change in unrealized (appreciation) depreciation on investments and mortgage loans payable	(295.4)	94.6
Purchase of real estate properties	(40.6)	—
Capital improvements on real estate properties	(41.6)	(23.6)
Proceeds from sale of real estate properties	39.0	—
Purchases of long term investments	(124.1)	(2.1)
Proceeds from sale of long term investments	7.7	24.5
Increase in other investments	(514.9)	(152.8)
Change in due from investment advisor	(8.2)	(4.7)
(Increase) decrease in other assets	(2.1)	13.9
Decrease in accrued real estate property level expenses	(5.0)	(0.8)
Increase in security deposits held	1.1	0.2

NET CASH USED IN OPERATING ACTIVITIES	(594.0)	(48.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of mortgage loans payable	(2.6)	(1.4)
Premiums	819.6	301.2
Annuity payments	(4.8)	(5.6)
Withdrawals and death benefits	(218.1)	(268.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	594.1	26.1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	(22.7)
CASH AND CASH EQUIVALENTS
Beginning of period	12.9	24.9

End of period	13.0	2.2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	26.5	24.9

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

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which may require the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. These unaudited interim financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. The following is a summary of the significant accounting policies of the Account.

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

The following is a description of the valuation methodologies used to determine the fair value of the Account’s investments and investment related mortgage loans payable.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in net realized and unrealized gains and losses on real estate properties and mortgage loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between th0e trade and settlement dates of portfolio investment transactions.

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

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

Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a Joint Venture or Limited Partnership. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

Unrealized gains and losses are recorded as the fair values of the Accounts investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnership sections above.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments).

and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fee, and liquidity guarantee fee, and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2005-2009) and has concluded no provisions for federal income tax is required as of March 31, 2011.

Restricted Cash: The Account held $26.7 million and $18.9 million as of March 31, 2011 and December 31, 2010, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the Statements of Assets and Liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payables.

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

Reclassifications: The Account has reclassified the presentation in the statements of changes in net assets with regard to transfers to and from TIAA, CREF Accounts, and TIAA-CREF Funds. Transfers into the Account have been reclassified to Premiums, and transfers out of the Account have been reclassified amongst annuity and withdrawals and death benefits as appropriate.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of March 31, 2011, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “Liquidity Units”) issued by the Account. Since December 2008 and through March 31, 2011, TIAA paid an aggregate of $1.2 billion to purchase these Liquidity Units in multiple transactions. TIAA has purchased no liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2011, TIAA owned approximately 9.3% of the outstanding accumulation units of the Account.

The independent fiduciary has indicated to management it intends to initiate systematic redemptions of the liquidity units held by the TIAA General Account as early as June 2011. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash and cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. In administering redemptions, the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Account participants. Pursuant to PTE 96-76, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.7%	17.1%	10.1%	1.2%	2.6%	55.7%
Apartment	2.6%	6.1%	5.4%	0.0%	0.0%	14.1%
Industrial	1.4%	6.9%	4.1%	1.2%	0.0%	13.6%
Retail	3.2%	1.4%	8.5%	0.3%	2.5%	15.9%
Storage	0.2%	0.2%	0.2%	0.1%	0.0%	0.7%

Total	32.1%	31.7%	28.3%	2.8%	5.1%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (unaudited) and December 31, 2010, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2011
Real estate properties	$—	$—	$8,345.8	$8,345.8
Real estate joint ventures	—	—	1,422.5	1,422.5
Limited partnerships	—	—	279.6	279.6
Marketable securities:
Real estate-related	635.2	—	—	635.2
Government agency notes	—	1,841.4	—	1,841.4
United States Treasury securities	—	1,072.6	—	1,072.6

Total Investments at March 31, 2011	$635.2	$2,914.0	$10,047.9	$13,597.1

Mortgage loans payable	$—	$—	$(1,856.2)	$(1,856.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Real estate properties	$—	$—	$8,115.5	$8,115.5
Real estate joint ventures	—	—	1,358.8	1,358.8
Limited partnerships	—	—	270.3	270.3
Marketable securities:
Real estate-related	495.3	—	—	495.3
Government agency notes	—	1,484.8	—	1,484.8
United States Treasury securities	—	911.9	—	911.9

Total Investments at December 31, 2010	$495.3	$2,396.7	$9,744.6	$12,636.6

Mortgage loans payable	$—	$—	$(1,860.2)	$(1,860.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and March 31, 2010 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$—	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	186.2	54.4	8.1	—	248.7	1.4
Purchases(1)	82.2	8.7	1.2	—	92.1	—
Sales	(39.0)	—	—	—	(39.0)	—
Settlements(2)	0.9	0.6	—	—	1.5	2.6

Ending balance March 31, 2011	$8,345.8	$1,422.5	$279.6	$—	$10,047.9	$(1,856.2)

For the three months ended March 31, 2010:
Beginning balance January 1, 2010	$7,437.3	$1,314.6	$200.3	$71.3	$9,023.5	$(1,858.1)
Total realized and unrealized gains (losses) included in changes in net assets	(190.7)	(35.8)	3.0	0.2	(223.3)	(25.8)
Purchases(1)	32.7	0.5	1.7	—	34.9	—
Sales	—	(28.8)	—	—	(28.8)	—
Settlements(2)	1.0	(2.0)	—	—	(1.0)	1.4

Ending balance March 31, 2010	$7,280.3	$1,248.5	$205.0	$71.5	$8,805.3	$(1,882.5)

(1)	Includes purchases and capital improvements for wholly owned investments and contributions for joint ventures and limited partnerships.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

During the three months ended March 31, 2011 and 2010 there were no transfers in or out of Levels 1, 2 or 3.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2011	$184.1	$54.4	$8.1	$—	$246.6	$1.4

For the three months ended March 31, 2010	$(189.4)	$(30.5)	$3.0	$0.2	$(216.7)	$(25.8)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned by the joint ventures. At March 31, 2011, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was approximately $1.4 billion at March 31, 2011 and December 31, 2010. The Account’s most significant joint venture investment is the DDR TC LLC joint venture (“DDR Joint Venture”).

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion at March 31, 2011 and December 31, 2010. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was $1.6 billion at March 31, 2011 and December 31, 2010.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions, unaudited):

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate properties, at fair value	$4,541.3	$4,454.9
Other assets	148.3	141.8

Total assets	4,689.6	4,596.7

Liabilities and Equity
Mortgage loans payable, at fair value	$2,268.6	$2,276.9
Other liabilities	97.4	97.5

Total liabilities	2,366.0	2,374.4
Equity	2,323.6	2,222.3

Total liabilities and equity	$4,689.6	$4,596.7

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Operating Revenues and Expenses
Revenues	$111.9	$122.4
Expenses	68.4	76.9

Excess of revenues over expenses	$43.5	$45.5

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2011, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $279.6 million and $270.3 million at March 31, 2011 and December 31, 2010, respectively.

Note 8—Mortgage Loans Payable

At March 31, 2011, the Account had outstanding mortgage loans payable secured by the following properties (in millions, unaudited):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of March 31, 2011	Maturity
Ontario Industrial Portfolio(1)(9)	7.42% paid monthly	$8.1	May 1, 2011
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	214.0	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.6	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.4	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	113.3	December 7, 2014
1050 Lenox Park Apartments(5)	4.43% paid monthly	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	August 1, 2015
Montecito Apartments(5) (6)	4.47% paid monthly	20.3	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	85.3	November 1, 2015
99 High Street	5.52% paid monthly	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.9	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.9	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.8	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	August 1, 2020
Publix at Weston Commons(5)	5.08% paid monthly	35.0	January 1, 2036

Total Principal Outstanding		1,845.6
Fair Value Adjustment(4)		10.6

Total mortgage loans payable		$1,856.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment has been converted to U.S. dollars using the exchange rate as of March 31, 2011. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $17.4 million.

(3)	Interest rates are fixed, unless stated otherwise.

(4)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowings entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.
(9)	This mortgage loan was paid in full during April 2011.

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Three Months Ended March 31, 2011	Years Ended December 31,
		2010	2009	2008
	(Unaudited)
Per Accumulation Unit data:
Rental income	$4.253	$19.516	$22.649	$18.794
Real estate property level expenses and taxes	2.256	9.987	11.193	9.190

Real estate income, net	1.997	9.529	11.456	9.604
Other income	0.499	2.214	2.778	3.808

Total income	2.496	11.743	14.234	13.412
Expense charges(1)	0.580	2.167	2.280	2.937

Investment income, net	1.916	9.576	11.954	10.475
Net realized and unrealized gain (loss) on investments and mortgage loans payable	5.583	16.143	(85.848)	(54.541)

Net increase (decrease) in Accumulation Unit Value	7.499	25.719	(73.894)	(44.066)
Accumulation Unit Value:
Beginning of period	219.173	193.454	267.348	311.414

End of period	226.672	219.173	193.454	267.348

Total return	3.42%	13.29%	-27.64%	-14.15%
Ratios to Average net Assets(2):
Expenses(1)	0.26%	1.09%	1.01%	0.95%
Investment income, net	0.84%	4.84%	5.29%	3.38%
Portfolio turnover rate(2):
Real estate properties(3)	0.39%	1.01%	0.75%	0.64%
Marketable securities(4)	1.37%	19.18%	0.00%	25.67%
Accumulation Units outstanding at end of period (in millions):	50.8	48.1	39.5	41.5
Net assets end of period (in millions)	$11,781.0	$10,803.1	$7,879.9	$11,508.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2011 would be $2.836 ($12.154, $13.473, $12.127, and $10.892 for the years ended December 31, 2010, 2009, 2008, and 2007, respectively), and the Ratio of Expenses to average net assets for the three months ended March 31, 2011 would be 1.248% (6.14%, 5.96%, 3.91%, and 3.71%, for the years ended December 31, 2010, 2009, 2008, and 2007, respectively).

(2)	Amounts for the three month period ended March 31, 2011 are not annualized.

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

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
	(Unaudited)
Outstanding:
Beginning of period	48.1	39.5
Credited for premiums	3.7	12.9
Annuity, other periodic payments, withdrawals and death benefits	(1.0)	(4.3)

End of period	50.8	48.1

Note 11—Commitments, Contingencies, and Subsequent Events

Commitments—As of March 31, 2011, the Account had outstanding commitments to purchase additional interests in three of its limited partnership investments. As of March 31, 2011, the Account’s remaining commitments totaled $32.5 million, which can be called in full or in part by each limited partnership at any time.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Subsequent Events—See Note 3—Related Party Transactions and Note 8—Mortgage Loans Payable.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to transfers in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity was effective January 1, 2011. All other new or amended disclosure requirements were effective January 1, 2010 for the Account and are reflected in the notes to the financial statements. These changes did not impact the Account’s financial position or results of operations.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—61.38% and 64.22%

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Arizona:
Camelback Center	Office	$34.0		$33.2
Kierland Apartment Portfolio	Apartments	91.4	(1)	96.0	(1)
Phoenix Apartment Portfolio	Apartments	23.1		23.0
California:
3 Hutton Centre Drive	Office	33.3		32.2
50 Fremont Street	Office	335.0	(1)	315.1	(1)
88 Kearny Street	Office	71.7		65.4
275 Battery Street	Office	184.3		180.4
Rancho Cucamonga Industrial Portfolio	Industrial	90.9		83.4
Centerside I	Office	33.5		34.0
Centre Pointe and Valley View	Industrial	19.7		19.9
Great West Industrial Portfolio	Industrial	78.8		73.5
Larkspur Courts	Apartments	72.4		70.1
Northpark Village Square	Retail	40.0		—
Northern CA RA Industrial Portfolio	Industrial	43.0		39.7
Ontario Industrial Portfolio	Industrial	228.1	(1)	223.7	(1)
Pacific Plaza	Office	55.1	(1)	56.2	(1)
Regents Court	Apartments	65.5	(1)	65.0	(1)
Southern CA RA Industrial Portfolio	Industrial	75.3		75.5
The Legacy at Westwood	Apartments	95.7	(1)	93.2
Wellpoint	Office	—		41.0
Westcreek	Apartments	29.8		29.6
West Lake North Business Park	Office	42.2		40.8
Westwood Marketplace	Retail	93.0		89.0
Wilshire Rodeo Plaza	Office	169.0	(1)	165.5	(1)
Colorado:
Palomino Park	Apartments	177.6	(1)	168.7	(1)
The Lodge at Willow Creek	Apartments	41.6		39.7
Connecticut:
Ten & Twenty Westport Road	Office	120.6		100.7
Florida:
701 Brickell Avenue	Office	198.9		201.2
North 40 Office Complex	Office	35.3		36.4
Plantation Grove	Retail	9.4		9.4
Pointe on Tampa Bay	Office	36.3		35.2
Publix at Weston Commons	Retail	45.4	(1)	45.2	(1)
Quiet Waters at Coquina Lakes	Apartments	24.0		23.7
Seneca Industrial Park	Industrial	66.6		63.3
South Florida Apartment Portfolio	Apartments	61.2		60.0
Suncrest Village Shopping Center	Retail	12.7		12.6
The Fairways of Carolina	Apartments	22.3		22.3
Urban Centre	Office	89.8		89.7

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
France:
Printemps de L’Homme	Retail	$241.3		$223.7
Georgia:
Atlanta Industrial Portfolio	Industrial	39.9		38.8
Glenridge Walk	Apartments	33.3		33.6
Reserve at Sugarloaf	Apartments	43.7	(1)	43.7	(1)
Shawnee Ridge Industrial Portfolio	Industrial	53.3		49.0
Windsor at Lenox Park	Apartments	51.2	(1)	50.8	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	52.1		50.8
Chicago Industrial Portfolio	Industrial	59.4		58.9
Oak Brook Regency Towers	Office	71.9		70.6
Parkview Plaza	Office	43.6		43.1
Maryland:
Broadlands Business Park	Industrial	25.5		24.2
GE Appliance East Coast Distribution Facility	Industrial	30.0		29.1
Massachusetts:
99 High Street	Office	254.6	(1)	255.0	(1)
Needham Corporate Center	Office	18.7		18.6
Northeast RA Industrial Portfolio	Industrial	22.7		22.1
The Newbry	Office	254.0		252.0
Minnesota:
Champlin Marketplace	Retail	12.7		12.7
Nevada:
Fernley Distribution Facility	Industrial	6.5		7.1
New Jersey:
Konica Photo Imaging Headquarters	Industrial	16.7		14.5
Marketfair	Retail	67.1		66.2
Morris Corporate Center III	Office	79.2		71.9
Plainsboro Plaza	Retail	26.6		27.5
South River Road Industrial	Industrial	39.2		38.5
New York:
780 Third Avenue	Office	310.4		300.6
The Colorado	Apartments	123.9	(1)	123.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	29.3		29.1
Tennessee:
Airways Distribution Center	Industrial	12.2		12.1
Summit Distribution Center	Industrial	15.0		15.8
Texas:
Dallas Industrial Portfolio	Industrial	144.1		140.6
Four Oaks Place	Office	386.4		383.7
Houston Apartment Portfolio	Apartments	191.2	(1)	186.9	(1)

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Texas: (continued)
Lincoln Centre	Office	$200.1	(1)	$195.4	(1)
Pinnacle Industrial Portfolio	Industrial	38.0		38.4
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	60.0	(1)	56.1	(1)
The Maroneal	Apartments	40.1		37.6
United Kingdom:
1 & 7 Westferry Circus	Office	264.7	(1)	260.0	(1)
Virginia:
8270 Greensboro Drive	Office	27.8		27.9
Ashford Meadows Apartments	Apartments	96.1	(1)	95.4	(1)
One Virginia Square	Office	53.9		51.7
The Ellipse at Ballston	Office	79.7		76.7
Washington:
Creeksides at Centerpoint	Office	16.2		16.6
Fourth and Madison	Office	348.0	(1)	330.0	(1)
Millennium Corporate Park	Office	116.1		125.2
Northwest RA Industrial Portfolio	Industrial	17.1		17.0
Rainier Corporate Park	Industrial	67.1		66.8
Regal Logistics Campus	Industrial	52.5		52.5
Washington DC:
1001 Pennsylvania Avenue	Office	642.3	(1)	589.8	(1)
1401 H Street, NW	Office	187.3	(1)	179.3	(1)
1900 K Street, NW	Office	230.6		246.4
Mazza Gallerie	Retail	77.0		76.0

TOTAL REAL ESTATE PROPERTIES
(Cost $9,482.7 and $9,449.1)		$8,345.8		$8,115.5

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.52% and 12.89%
REAL ESTATE JOINT VENTURES—10.46% and 10.75%

Location/Description	Fair Value
	2011		2010
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$157.9	(2)	$157.5	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	72.4		67.1
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	253.8	(2)	239.0	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	166.1		165.5
West Dade Associates
Miami International Mall (50% Account Interest)	101.7	(2)	93.2	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	41.3		39.8
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	152.1		150.3
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	53.4	(2)	50.6	(2)
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	319.4	(2,3)	303.7	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	64.8	(2,3)	52.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	39.6	(2,3)	39.3	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,937.5 and $1,922.4)	$1,422.5		$1,358.8

LIMITED PARTNERSHIPS—2.06% and 2.14%
Cobalt Industrial REIT (10.998% Account Interest)	$25.7		$26.3
Colony Realty Partners LP (5.27% Account Interest)	18.2		18.1
Heitman Value Partners Fund (8.43% Account Interest)	17.6		17.3
Lion Gables Apartment Fund (18.46% Account Interest)	197.6		190.0
MONY/Transwestern Mezz RP II (16.67% Account Interest)	11.1		9.7
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	9.4		8.9

TOTAL LIMITED PARTNERSHIPS
(Cost $302.1 and $300.9)	$279.6		$270.3

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,239.6 and $2,223.3)	$1,702.1		$1,629.1

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

MARKETABLE SECURITIES—26.10% and 22.89%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.67% and 3.92%

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
58,992	50,398	Acadia Realty Trust	$1.1	$0.9
16,697	11,416	Agree Realty Corporation	0.4	0.3
2,946	2,574	Alexander’s, Inc.	1.2	1.1
80,372	66,883	Alexandria Real Estate Equities, Inc.	6.3	4.9
245,093	200,791	AMB Property Corporation	8.8	6.4
56,683	—	American Assets Trust Inc	1.2	—
97,243	81,463	American Campus Communities, Inc.	3.2	2.6
173,417	142,051	Apartment Investment and Management Company	4.4	3.7
85,565	65,637	Ashford Hospitality Trust, Inc.	0.9	0.6
60,505	52,433	Associated Estates Realty Corporation	1.0	0.8
125,688	102,725	Avalonbay Communities, Inc.	15.1	11.6
191,029	155,007	BioMed Realty Trust, Inc.	3.6	2.9
206,975	168,877	Boston Properties, Inc.	19.6	14.5
199,772	157,851	Brandywine Realty Trust	2.4	1.8
94,467	77,519	BRE Properties, Inc.	4.5	3.4
101,862	83,321	Camden Property Trust	5.8	4.5
45,308	37,593	Campus Crest Communities, Inc.	0.5	0.5
87,135	75,517	CapLease, Inc.	0.5	0.4
200,200	167,965	CBL & Associates Properties, Inc.	3.5	2.9
89,545	70,256	Cedar Shopping Centers, Inc.	0.5	0.4
17,260	8,763	Chatham Lodging Trust	0.3	0.2
34,167	20,047	Chesapeake Lodging Trust	0.6	0.4
74,052	54,270	Cogdell Spencer Inc.	0.4	0.3
113,402	95,610	Colonial Properties Trust	2.2	1.7
28,667	20,917	CoreSite Realty Corporation	0.5	0.3
98,661	80,891	Corporate Office Properties Trust	3.6	2.8
155,231	123,682	Cousins Properties Incorporated	1.3	1.0
361,073	253,113	DCT Industrial Trust Inc.	2.0	1.3
373,388	309,541	Developers Diversified Realty Corporation	5.2	4.4
243,241	188,954	DiamondRock Hospitality Company	2.7	2.3
133,188	107,907	Digital Realty Trust, Inc.	7.7	5.6
135,957	113,097	Douglas Emmett, Inc.	2.5	1.9
366,585	298,785	Duke Realty Corporation	5.1	3.7
89,024	72,632	DuPont Fabros Technology, Inc.	2.2	1.5
39,381	33,167	EastGroup Properties, Inc.	1.7	1.4
106,387	65,151	Education Realty Trust, Inc.	0.9	0.5
67,705	56,762	Entertainment Properties Trust	3.2	2.6
45,556	37,659	Equity Lifestyle Properties, Inc.	2.6	2.1
76,836	58,543	Equity One, Inc.	1.4	1.1
428,990	339,604	Equity Residential	24.2	17.6
45,816	38,018	Essex Property Trust, Inc.	5.7	4.3
24,804	21,898	Excel Trust, Inc.	0.3	0.3
127,232	107,440	Extra Space Storage Inc.	2.6	1.9
89,739	73,740	Federal Realty Investment Trust	7.3	5.7
144,249	122,336	FelCor Lodging Trust Incorporated	0.9	0.9
113,476	71,146	First Industrial Realty Trust, Inc.	1.3	0.6

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
73,558	57,529	First Potomac Realty Trust	$1.2	$1.0
118,910	98,729	Franklin Street Properties Corp.	1.7	1.4
697,557	560,577	General Growth Properties, Inc.	10.8	8.7
36,236	28,271	Getty Realty Corp.	0.8	0.9
14,201	10,676	Gladstone Commercial Corporation	0.3	0.2
147,312	107,080	Glimcher Realty Trust	1.4	0.9
45,343	38,023	Government Properties Income Trust	1.2	1.0
541,169	387,498	HCP, Inc.	20.5	14.3
251,356	175,223	Health Care REIT, Inc.	13.2	8.3
97,102	79,299	Healthcare Realty Trust Incorporated	2.2	1.7
244,888	209,343	Hersha Hospitality Trust	1.5	1.4
104,583	84,755	Highwoods Properties, Inc.	3.7	2.7
55,923	45,795	Home Properties, Inc.	3.3	2.5
181,251	150,100	Hospitality Properties Trust	4.2	3.5
990,486	798,787	Host Hotels & Resorts, Inc.	17.4	14.3
106,900	88,294	HRPT Properties Trust	2.8	2.3
28,329	20,487	Hudson Pacific Properties, Inc.	0.4	0.3
127,365	109,424	Inland Real Estate Corporation	1.2	1.0
116,633	98,903	Investors Real Estate Trust	1.1	0.9
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	89.1	83.9
76,507	61,706	Kilroy Realty Corporation	3.0	2.3
591,291	485,461	Kimco Realty Corporation	10.8	8.8
98,312	83,099	Kite Realty Group Trust	0.5	0.5
110,540	86,269	LaSalle Hotel Properties	3.0	2.3
213,914	165,849	Lexington Realty Trust	2.0	1.3
166,732	138,566	Liberty Property Trust	5.5	4.4
39,151	30,038	LTC Properties, Inc.	1.1	0.8
127,016	93,900	Mack-Cali Realty Corporation	4.3	3.1
68,649	53,134	Maguire Properties, Inc.	0.3	0.1
161,715	136,282	Medical Properties Trust, Inc.	1.9	1.5
52,103	41,729	Mid-America Apartment Communities, Inc.	3.3	2.6
23,494	20,269	Mission West Properties, Inc.	0.2	0.1
50,461	44,989	Monmouth Real Estate Investment Corporation	0.4	0.4
40,982	34,293	National Health Investors, Inc.	2.0	1.5
122,184	101,670	National Retail Properties, Inc.	3.2	2.7
183,869	152,266	Nationwide Health Properties, Inc.	7.8	5.5
143,230	120,251	Omega Healthcare Investors, Inc.	3.2	2.7
22,401	16,016	One Liberty Properties, Inc.	0.3	0.3
35,300	27,787	Parkway Properties, Inc.	0.6	0.5
82,225	63,708	Pennsylvania Real Estate Investment Trust	1.2	0.9
237,045	77,918	Piedmont Office Realty Trust, Inc.	4.6	1.6
237,327	196,790	Plum Creek Timber Company, Inc.	10.4	7.4
71,350	59,612	Post Properties, Inc.	2.8	2.2
57,994	49,003	Potlatch Corporation	2.3	1.6
829,351	681,117	ProLogis	13.3	9.8
27,371	22,706	PS Business Parks, Inc.	1.6	1.3
186,315	153,807	Public Storage, Inc.	20.7	15.6
58,678	42,225	Ramco-Gershenson Properties Trust	0.7	0.5

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
117,437	97,616	Rayonier Inc.	$7.3	$5.1
170,783	141,919	Realty Income Corporation	6.0	4.9
118,772	97,060	Regency Centers Corporation	5.2	4.1
20,346	17,498	Saul Centers, Inc.	0.9	0.8
206,705	150,706	Senior Housing Properties Trust	4.8	3.3
427,090	352,460	Simon Property Group, Inc.	45.8	35.1
113,407	93,168	SL Green Realty Corp.	8.5	6.3
40,477	34,147	Sovran Self Storage, Inc.	1.6	1.3
223,842	186,401	Strategic Hotels & Resorts, Inc.	1.4	1.0
29,728	24,737	Sun Communities, Inc.	1.1	0.8
36,193	29,324	Sun Healthcare Group, Inc.	0.6	0.5
175,378	137,832	Sunstone Hotel Investors, L.L.C.	1.8	1.4
117,595	49,191	Tanger Factory Outlet Centers, Inc.	3.1	2.5
60,482	50,042	Taubman Centers, Inc.	3.2	2.5
12,372	11,532	Terreno Realty Corporation	0.2	0.2
189,369	155,462	The Macerich Company	9.4	7.4
265,245	220,400	UDR, Inc.	6.5	5.2
11,629	5,400	UMH Properties, Inc.	0.1	0.1
18,779	16,113	Universal Health Realty Income Trust	0.8	0.6
31,393	27,120	Urstadt Biddle Properties Inc.	0.6	0.5
140,719	119,610	U-Store-It Trust	1.5	1.1
237,507	188,915	Ventas, Inc.	12.9	9.9
265,255	219,149	Vornado Realty Trust	23.2	18.3
95,680	78,376	Washington Real Estate Investment Trust	3.0	2.4
174,224	142,411	Weingarten Realty Investors	4.4	3.4
781,721	646,348	Weyerhaeuser Company	19.0	12.2
34,618	22,256	Winthrop Realty Trust	0.4	0.3

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $587.2 and $480.4)			$635.2	$495.3

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—21.43% and 18.97%
GOVERNMENT AGENCY NOTES—13.54% and 11.75%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$15.1	Fannie Mae Discount Notes	0.172%	1/18/11	$—	$15.1
—	21.2	Fannie Mae Discount Notes	0.172%	2/1/11	—	21.2
—	43.6	Fannie Mae Discount Notes	0.183%	2/3/11	—	43.6
—	13.5	Fannie Mae Discount Notes	0.183%	2/14/11	—	13.5
—	50.0	Fannie Mae Discount Notes	0.137%	2/15/11	—	50.0
—	32.5	Fannie Mae Discount Notes	0.162%-0.178%	3/1/11	—	32.5
—	32.4	Fannie Mae Discount Notes	0.172%	3/2/11	—	32.4
—	14.0	Fannie Mae Discount Notes	0.162%	3/8/11	—	14.0
—	19.6	Fannie Mae Discount Notes	0.178%	3/21/11	—	19.6
—	31.9	Fannie Mae Discount Notes	0.162%	3/23/11	—	31.9
39.0	—	Fannie Mae Discount Notes	0.172%	4/6/11	39.0	—
20.2	20.2	Fannie Mae Discount Notes	0.178%	4/13/11	20.2	20.2
44.6	—	Fannie Mae Discount Notes	0.178%	4/20/11	44.6	—
46.4	—	Fannie Mae Discount Notes	0.172%-0.178%	4/25/11	46.4	—
9.6	—	Fannie Mae Discount Notes	0.172%	4/27/11	9.6	—
24.8	—	Fannie Mae Discount Notes	0.178%	5/16/11	24.8	—
50.0	—	Fannie Mae Discount Notes	0.142%	5/25/11	50.0	—
18.2	—	Fannie Mae Discount Notes	0.137%	6/1/11	18.2	—
31.4	—	Fannie Mae Discount Notes	0.127%	6/8/11	31.4	—
40.5	—	Fannie Mae Discount Notes	0.122%	6/15/11	40.5	—
42.5	—	Fannie Mae Discount Notes	0.147%	6/20/11	42.5	—
23.1	—	Fannie Mae Discount Notes	0.122%	6/22/11	23.1	—
20.0	—	Fannie Mae Discount Notes	0.122%	6/29/11	20.0	—
2.0	—	Fannie Mae Discount Notes	0.117%	7/6/11	2.0	—
17.6	—	Fannie Mae Discount Notes	0.203%	7/13/11	17.6	—
50.0	—	Fannie Mae Discount Notes	0.167%	7/20/11	50.0	—
25.0	—	Fannie Mae Discount Notes	0.162%	8/3/11	25.0	—
25.0	—	Fannie Mae Discount Notes	0.157%	8/8/11	25.0	—
44.0	—	Fannie Mae Discount Notes	0.173%	8/24/11	44.0	—
—	30.0	Federal Home Loan Bank Discount Notes	0.162%	1/5/11	—	30.0
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	1/7/11	—	25.0
—	30.0	Federal Home Loan Bank Discount Notes	0.172%	1/12/11	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.183%	1/14/11	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/19/11	—	30.0
—	15.8	Federal Home Loan Bank Discount Notes	0.157%	1/20/11	—	15.8
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/21/11	—	30.0
—	36.4	Federal Home Loan Bank Discount Notes	0.122%	1/26/11	—	36.4
—	50.0	Federal Home Loan Bank Discount Notes	0.157%-0.172%	1/28/11	—	50.0

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$39.1	Federal Home Loan Bank Discount Notes	0.167%-0.178%	2/2/11	$—	$39.1
—	30.0	Federal Home Loan Bank Discount Notes	0.167%	2/4/11	—	30.0
—	20.1	Federal Home Loan Bank Discount Notes	0.157%	2/9/11	—	20.1
—	47.0	Federal Home Loan Bank Discount Notes	0.147%	2/16/11	—	47.0
—	41.4	Federal Home Loan Bank Discount Notes	0.157%-0.183%	2/18/11	—	41.4
—	35.4	Federal Home Loan Bank Discount Notes	0.183%	2/23/11	—	35.4
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	2/25/11	—	25.0
—	32.8	Federal Home Loan Bank Discount Notes	0.162%	3/9/11	—	32.8
—	27.7	Federal Home Loan Bank Discount Notes	0.162%	3/11/11	—	27.7
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	3/16/11	—	25.0
14.2	—	Federal Home Loan Bank Discount Notes	0.112%	4/1/11	14.2	—
50.0	—	Federal Home Loan Bank Discount Notes	0.172%	4/8/11	50.0	—
25.4	—	Federal Home Loan Bank Discount Notes	0.162%	4/12/11	25.4	—
23.8	23.8	Federal Home Loan Bank Discount Notes	0.178%	4/15/11	23.8	23.8
17.1	—	Federal Home Loan Bank Discount Notes	0.172%	4/27/11	17.1	—
16.1	16.1	Federal Home Loan Bank Discount Notes	0.178%	4/29/11	16.1	16.1
25.1	—	Federal Home Loan Bank Discount Notes	0.172%	5/4/11	25.1	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.211%	5/6/11	20.0	20.0
31.8	31.8	Federal Farm Credit Bank Discount Notes	0.172%	5/9/11	31.8	31.8
48.7	—	Federal Home Loan Bank Discount Notes	0.101%-0.142%	5/11/11	48.7	—
8.1	—	Federal Home Loan Bank Discount Notes	0.132%	5/17/11	8.0	—
9.0	—	Federal Home Loan Bank Discount Notes	0.137%	5/18/11	9.0	—
38.1	—	Federal Home Loan Bank Discount Notes	0.132%	5/20/11	38.1	—
11.0	—	Federal Home Loan Bank Discount Notes	0.112%	6/1/11	10.9	—
25.0	—	Federal Home Loan Bank Discount Notes	0.142%	6/3/11	25.0	—
41.2	—	Federal Home Loan Bank Discount Notes	0.112%-0.122%	6/8/11	41.2	—

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$22.2	$—	Federal Home Loan Bank Discount Notes	0.122%	6/10/11	$22.2	$—
30.2	—	Federal Home Loan Bank Discount Notes	0.122%	6/17/11	30.2	—
25.4	—	Federal Home Loan Bank Discount Notes	0.127%	6/24/11	25.4	—
15.9	—	Federal Home Loan Bank Discount Notes	0.132%	6/29/11	15.9	—
100.0	100.0	Federal Home Loan Bank Discount Notes	0.217%	8/12/11	100.0	100.0
20.0	—	Federal Home Loan Bank Discount Notes	0.215%	1/13/12	20.0	—
—	45.9	Freddie Mac Discount Notes	0.157%-0.162%	1/3/11	—	45.9
—	82.7	Freddie Mac Discount Notes	0.183%	1/10/11	—	82.7
—	28.0	Freddie Mac Discount Notes	0.152%	1/25/11	—	28.0
—	28.2	Freddie Mac Discount Notes	0.172%	1/31/11	—	28.1
—	18.1	Freddie Mac Discount Notes	0.142%	2/22/11	—	18.1
—	49.4	Freddie Mac Discount Notes	0.162%-0.178%	3/7/11	—	49.4
—	26.7	Freddie Mac Discount Notes	0.162%	3/14/11	—	26.7
—	14.9	Freddie Mac Discount Notes	0.172%	3/21/11	—	14.9
50.0	—	Freddie Mac Discount Notes	0.172%	4/4/11	50.0	—
51.6	—	Freddie Mac Discount Notes	0.167%	4/11/11	51.6	—
24.6	24.6	Freddie Mac Discount Notes	0.183%	4/18/11	24.6	24.6
10.1	10.1	Freddie Mac Discount Notes	0.193%	4/19/11	10.1	10.1
21.2	—	Freddie Mac Discount Notes	0.172%	5/2/11	21.2	—
36.1	—	Freddie Mac Discount Notes	0.172%	5/3/11	36.1	—
46.0	—	Freddie Mac Discount Notes	0.132%	5/10/11	46.0	—
22.2	—	Freddie Mac Discount Notes	0.183%	5/24/11	22.2	—
19.1	—	Freddie Mac Discount Notes	0.112%	5/31/11	19.1	—
23.6	—	Freddie Mac Discount Notes	0.117%-0.137%	6/6/11	23.6	—
44.0	—	Freddie Mac Discount Notes	0.152%	6/9/11	44.0	—
35.2	—	Freddie Mac Discount Notes	0.147%-0.193%	6/13/11	35.2	—
30.0	—	Freddie Mac Discount Notes	0.127%	6/27/11	30.0	—
8.4	—	Freddie Mac Discount Notes	0.203%	7/15/11	8.4	—
50.0	—	Freddie Mac Discount Notes	0.180%	7/18/11	50.0	—
21.6	—	Freddie Mac Discount Notes	0.132%-0.157%	7/25/11	21.6	—
21.0	—	Freddie Mac Discount Notes	0.132%	7/26/11	21.0	—
34.7	—	Freddie Mac Discount Notes	0.147%	8/9/11	34.7	—
50.0	—	Freddie Mac Discount Notes	0.157%	8/22/11	50.0	—
50.0	50.0	Freddie Mac Discount Notes	0.192%-0.197%	11/9/11	50.0	49.9

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,841.2 and $1,484.7)					$1,841.4	$1,484.8

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—7.89% and 7.22%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$32.3	United States Treasury Bills	0.130%	1/13/11	$—	$32.3
—	31.6	United States Treasury Bills	0.152%	1/27/11	—	31.6
—	32.4	United States Treasury Bills	0.129%	2/10/11	—	32.4
—	30.0	United States Treasury Bills	0.133%	2/17/11	—	30.0
—	30.0	United States Treasury Bills	0.140%	2/24/11	—	30.0
—	91.0	United States Treasury Bills	0.106%-0.137%	3/3/11	—	91.0
—	41.4	United States Treasury Bills	0.132%-0.178%	3/10/11	—	41.4
—	46.3	United States Treasury Bills	0.142%-0.163%	3/17/11	—	46.3
—	34.0	United States Treasury Bills	0.141%	3/24/11	—	34.0
—	30.0	United States Treasury Bills	0.147%	3/31/11	—	30.0
50.0	50.0	United States Treasury Bills	0.137%	4/7/11	50.0	50.0
37.8	38.2	United States Treasury Bills	0.148%-0.173%	4/14/11	37.8	38.1
48.5	30.0	United States Treasury Bills	0.133%-0.173%	4/21/11	48.5	30.0
25.0	25.0	United States Treasury Bills	0.173%	4/28/11	25.0	25.0
28.6	28.6	United States Treasury Bills	0.153%	5/5/11	28.6	28.6
55.0	55.0	United States Treasury Bills	0.162%-0.184%	5/12/11	55.0	55.0
49.2	49.2	United States Treasury Bills	0.190%-0.210%	5/19/11	49.2	49.2
47.1	47.1	United States Treasury Bills	0.170%-0.200%	5/26/11	47.1	47.1
11.8	0.2	United States Treasury Bills	0.061%-0.167%	6/9/11	11.8	0.2
67.4	19.3	United States Treasury Bills	0.137%-0.178%	6/16/11	67.4	19.3
50.1	4.3	United States Treasury Bills	0.168%-0.181%	6/23/11	50.1	4.3
53.0	—	United States Treasury Bills	0.159%	7/7/11	53.0	—
50.0	—	United States Treasury Bills	0.134%	7/14/11	50.0	—
26.5	—	United States Treasury Bills	0.142%-0.187%	7/21/11	26.5	—
25.0	—	United States Treasury Bills	0.113%	7/28/11	25.0	—
34.9	—	United States Treasury Bills	0.145%-0.148%	8/4/11	34.9	—
2.0	—	United States Treasury Bills	0.132%	8/18/11	2.0	—
50.0	—	United States Treasury Bills	0.157%	9/1/11	50.0	—
44.1	—	United States Treasury Bills	0.157%	9/15/11	44.1	—
23.0	—	United States Treasury Bills	0.158%	10/20/11	23.0	—
30.0	—	United States Treasury Bills	0.188%	11/17/11	30.0	—
—	29.5	United States Treasury Notes	0.148%	2/28/11	—	29.5
—	50.8	United States Treasury Notes	0.174%-0.227%	3/31/11	—	50.9
21.5	21.5	United States Treasury Notes	0.245%	4/30/11	21.5	21.5
33.7	33.7	United States Treasury Notes	0.237%	6/30/11	33.7	33.8
30.4	30.4	United States Treasury Notes	0.267%	9/30/11	30.4	30.4
32.1	—	United States Treasury Notes	0.185%	10/31/11	32.2	—
50.0	—	United States Treasury Notes	0.204%	11/30/11	50.2	—
25.0	—	United States Treasury Notes	0.282%	12/15/11	25.2	—
50.0	—	United States Treasury Notes	0.252%	1/15/12	50.2	—
20.0	—	United States Treasury Notes	0.356%	2/15/12	20.2	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,072.6 and $911.9)					$1,072.6	$911.9

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
March 31, 2011 and December 31, 2010
(Dollar values shown in millions)

	Fair Value
	2011	2010
	(Unaudited)
TOTAL OTHER MARKETABLE SECURITIES (Cost $2,913.8 and $2,396.6)	$2,914.0	$2,396.7

TOTAL MARKETABLE SECURITIES (Cost $3,501.0 and $2,877.0)	$3,549.2	$2,892.0

TOTAL INVESTMENTS (Cost $15,223.3 and $14,549.4)	$13,597.1	$12,636.6

(1)	The investment has a mortgage loans payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors and markets in which the Account invests and operates, and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

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

•	Regulatory Matters: Uncertainties associated with environmental liability and regulations and other governmental regulatory matters such as zoning laws, rent control laws, and property taxes;

•

Foreign Investments: The risks associated with purchasing, owning and disposing of foreign investments (primarily real estate properties), including political risk, the risk associated with currency fluctuations, regulatory and taxation risks and risks of enforcing judgments;

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time;

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS), and non-real estate-related liquid assets, including:

•	Financial/credit risk—Risks that the issuer will not be able to pay principal and interest when due or that the issuer’s earnings will fall;

•	Market volatility risk—Risk that the changing conditions in financial markets may cause the Account’s investments to experience price volatility;

•	Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment; and

•	Deposit/money market risk—Risk that the Account could experience losses if banks fail; and
•	Other factors, including the risk factors discussed in “Item 1A. Risk Factors” in the Form 10-K.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended March 31, 2011 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Investment Objective and Strategy

The Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account will also invest in non-real estate-related publicly traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties or cover other expense needs.

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

Direct ownership interests in real estate,

Direct ownership of real estate through interests in joint ventures,

Indirect interests in real estate through real estate-related securities, such as:

real estate limited partnerships,

real estate investment trusts (“REITs”), which investments may consist of common or preferred stock interests,

investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments.

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

Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly-traded, liquid investments; namely:

  U.S. treasury securities,

  securities issued by U.S. government agencies or U.S. government sponsored entities,

  corporate debt securities,

  money market instruments, and

  stock of companies that do not primarily own or manage real estate.

However, from time to time (and most recently between late 2008 and mid 2010), the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate-related liquid investments, particularly during times of significant inflows into the Account and/or there is a lack of attractive real estate-related investments available in the market.

Liquid Securities. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly-traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs and CMBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets.

FIRST QUARTER 2011 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in either single-family residential real estate, nor does it currently invest in residential mortgage-backed securities, although it may invest in such securities in the future.

Economic and Capital Markets Overview and Outlook

The U.S. economy continued to expand, albeit at a slower rate during the first quarter of 2011. The Bureau of Economic Analysis’s initial estimate of Gross Domestic Product (“GDP”) growth in the first quarter of 2011 was a modest gain of 1.8%, as compared to a gain of 3.1% gain in the fourth quarter of 2010. While the recovery has been tentative at times, GDP has now grown for seven consecutive quarters. Similarly, businesses remain cautious about hiring, but private sector payrolls have grown for 13 consecutive months. Other signs of strength include solid growth in consumer and business spending and exports. Despite these positive developments, the economic recovery continues to face headwinds from domestic and global forces. Domestic forces include persistently high unemployment, a still fragile housing market and a sharp run-up in oil prices, while global forces include unrest in the Middle East and Africa, on-going sovereign debt issues in Europe, and a disruption in supplies of electronic goods, auto parts, and other goods from Japan following the devastating earthquake and tsunami. In its March 15, 2011 statement, The Federal Open Market Committee (“FOMC”) noted that recent economic data indicated that recovery was on “firmer footing”, but that the still tentative nature of the recovery was “likely to warrant exceptionally low levels for the federal funds rate for an extended period.” Similarly, the FOMC planned to buy $600 billion of long term U.S. securities in the second quarter of 2011 in order to “.  .  .  promote a stronger pace of economic expansion.”

While the U.S. economy is expanding at a steady rate, headwinds from the domestic and global forces cited above have led many economists to lower their forecasts of growth, albeit only modestly, for the first half of 2011. The run-up in oil prices has been a primary concern, as gasoline prices have topped $4.00 a gallon in parts of the country. Though “core” inflation (excluding the volatile energy and food sectors) remains low, and the FOMC believes that these price increases and their inflationary effects will be temporary, many economists are concerned that higher gas prices will curtail consumer spending. Higher oil costs will also have an effect on the corporate sector as businesses will either need to absorb these higher costs, which could reduce capital spending and hiring, or try to pass on some or all of those increases to customers which could stoke inflation.

Economists also expect anticipated cuts in the federal budget to slow U.S. economic growth. For example, Mark Zandi, chief economist of Moody’s Analytics, believes that the more drastic cuts being proposed would reduce anticipated 2011 GDP growth by as much as 50 basis points. While there is an acknowledged need to address the deficit, the timing of the proposed cuts, coming when the economy is still recovering and global forces are affecting growth prospects, is perceived by some economists as short-sighted.

In addition, state and local governments face sizeable budget deficits which have necessitated cuts in employment, spending and services and which depressed economic activity at the local level. With federal, state, and local government likely to be a drag on growth in the coming quarters, the private sector will likely be the only source of growth in the coming quarters.

Economists are also concerned that a slowdown in the global economy could hamper U.S. growth. Prospects for the global economy weakened during the first quarter due to a confluence of unprecedented events. In Europe, the sovereign debt crisis claimed another victim with the bailout of Portugal. While the bailout was expected, it intensifies pressure on the European Union. Additional contributions to the European Stabilization Fund, which provides the necessary funds for such bailouts, are likely to be needed from France and Germany. Their contributions, however, are likely to come only on the condition that more stringent austerity measures on government spending are imposed which would exacerbate already weakened economic conditions in affected countries. Tensions in the Middle East and Africa, including the uprising in Libya, have also added to concerns, and are partially responsible for the increase in oil prices. Finally, Japan’s economy is likely to be hobbled for an extended period as it rebuilds and focuses on bringing its nuclear power crisis under control.

While economists have recently lowered their forecasts of GDP growth in the first half of 2011, they remain optimistic about prospects for the U.S. economy in 2011-2012. The consensus of economists surveyed as part of the April 1, 2011 Blue Chip Financial Forecasts publication is for GDP to grow at approximately a 3.0% pace throughout 2011 and through the first half of 2012. Inflation is expected to be higher too, but only slightly so, at just above a 2.0% rate. The run-up in oil prices is not expected to threaten the expansion unless prices hit $150 a barrel. While most analysts expect prices to stabilize at around $90 a barrel, such a scenario is plausible if unrest worsens in the Middle East.

Unrest in the Middle East also impacted equity markets, causing stocks to waver during the later part of the quarter; however, key indices ultimately ended higher. The Dow Jones Industrial Average added 11% in the first quarter of 2011, and the S&P 500 added 5%, though both experienced a 5-6% correction for a brief period in March. Investors responded positively to strong earnings reports from U.S. companies, and markets also benefited from an increase in merger and acquisitions activity as well as a flurry of new IPOs. Nonetheless, investors were hedging their bets as Treasuries and gold attracted considerable interest. While the yield on the 10-year Treasury hit a high of 3.75% during the quarter, it ended the quarter at 3.45% and traded mostly in the 3.35-3.50% range during the quarter. Gold prices continued their upward trend, driven by surging demand from the developing world, its perception as a safe haven in times of economic uncertainty, and speculation. Commodity prices also surged despite concerns of a possible bubble. The dollar appreciated against the euro and continues to benefit from investor concerns about European prospects. GDP in China grew 9.7% in the first quarter of 2011, but the combination of robust growth and accelerating inflation have raised the probability of rates hikes from China’s Central Bank in order to slow growth and inflation; however, such moves could ultimately slow growth across the globe.

Recent trends in key economic indicators are summarized in the table below. Employment grew by 478,000 jobs during the first quarter of 2011 versus a gain of 416,000 in the fourth quarter of 2010. Growth in private sector employment (not shown below) was even stronger, with a gain of 564,000 in the first quarter of 2011 as compared to 438,000 in the fourth quarter of 2010. Forecasts for 2011 and 2012 indicate that employment is expected to grow by 2.9 and 3.4 million, respectively, or by an average of 715,000-840,000 per quarter. While the unemployment rate remains elevated, it has begun to decline and stands at 8.8% as of March 2011 as compared to 9.4% as of year-end 2010. However, stronger job growth is needed to both reduce the numbers of unemployed and absorb new entrants into workforce. As Federal Reserve Chairman Ben Bernanke noted in his March 1, 2011 Semiannual Monetary Policy Report to Congress, “.  .  .  it could be several years before the unemployment rate has returned to a more normal level.”

Economic Indicators*

	2010	2010Q1	2010Q2	2010Q3	2010Q4	2011Q1	Forecast
							2011	2012
Economy(1)
Gross Domestic Product (GDP)	2.9%	3.7%	1.7%	2.6%	3.1%	1.8%	2.9%	3.2%
Employment Growth (Thousands)	940	118	543	-137	416	478	2,860	3,370
Interest Rates(2)
10 Year Treasury	3.21%	3.72%	3.49%	2.79%	2.86%	3.46%	3.70%	4.30%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Economy.com.

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, such as those summarized in the table below, highlight the mixed outlook for the U.S. economy. Retail sales continue to be a bright spot with solid gains despite the housing market softness and recent sharp run up in oil prices. Similarly, the unemployment rate has fallen to 8.8% as of March 2011 as compared to 10.2% in March 2010. However, the housing market continues to be a drag on the economy. Not only do market indicators continue to be negative, but a double dip in prices may be underway as the S&P/Case Shiller Home Price Indices declined 2-3% in both January and February of 2011 after several months of modest increases. Sales activity among existing homes fluctuated, but ended the quarter by increasing 3.7% in March while median prices fell 5.9% compared to March 2010. New home sales also remain at record lows, and the median price of a new home fell 5% in March 2011 as compared to March 2010. Not surprisingly, housing starts have fallen to historic lows as builders are unwilling to compete with a glut of new and existing homes being offered for sale.

Broad Economic Indicators*

	Full Year		January 2011	February 2011	March 2011
	2009	2010
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	0.4%	0.5%	0.5%
Retail Sales (excl. auto, parts & gas)	-2.0%	4.4%	0.8%	0.9%	0.6%
Existing Home Sales	4.9%	-4.8%	3.4%	-8.9%	3.7%
New Home Sales	-22.9%	-13.9%	-6.6%	-13.5%	11.1%
Single-family Housing Starts	-28.5%	5.9%	2.6%	-8.8%	7.7%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.0%	8.9%	8.8%

*	Data subject to revision

Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Economy.com

The April 13, 2011 Beige Book reported that economic activity improved in all twelve Federal Reserve Districts (“Districts”) since the March 2011 report. While many Districts reported that the improvements were only moderate, most reported that the gains were widespread across industry sectors ranging from manufacturing to retailing to business services. In particular, virtually every District reported that the manufacturing sector experienced steady improvement, and was often accompanied by increased hiring. Seven of the twelve Districts reported commercial real estate as slightly improved, while the five other Districts described conditions as flat. Residential markets were little changed, but six Districts reported pockets of weakening. Despite the overall improvement in economic activity, several Districts noted that uncertainties remained high, with six Districts reporting actual or anticipated disruptions to sales and production as a result of the tragedy in Japan. Wage pressures were described as weak; however, higher commodity prices were putting increasing pressures on the prices of finished goods. In short, regional reports provided anecdotal confirmation of the healthy growth in economic activity during the quarter as well as the continuing difficulties faced by the U.S. economy.

The most recent forecast prepared by Federal Reserve Board members and Reserve Bank presidents for the April 25-27 2011 Federal Open Market Committee meeting was for GDP to grow 3.1-3.3% in 2011. By comparison, the consensus of private sector economists surveyed for the April 10, 2011 Blue Chip Economic Indicators publication was for GDP to grow 2.9% in 2011. These forecasts reflect factors that continue to hamper growth including the run-up in oil prices and languishing housing market along with the impact from escalating unrest in the Middle East and the devastating earthquake and tsunami in Japan. While GDP growth of around 3% is not overly strong for a post-recession period, it is expected to generate healthy employment growth and should provide a solid backdrop for an improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the quarter ended March 31, 2011 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Investment activity remained robust during the first quarter of 2011 despite only modest improvement in underlying commercial real estate fundamentals. Conditions are strongest for the apartment market and weaker for office, industrial and retail markets. Apartment markets have seen vacancy rates decline and rents increase. For other property types, vacancy rates remain elevated but have begun to inch down. Similarly, office, industrial and retail rents have stabilized but remain under pressure as tenants have negotiating leverage. Leasing activity has picked up but generous concessions are still needed in many markets to secure tenants. However, the improvement in economic activity and the stabilization in market conditions have spurred many tenants into action as space options and opportunities to lock-in space at favorable rates are expected to diminish in the coming quarters.

Despite the modest improvement in market conditions, commercial property sales continued to show strong gains during the first quarter of 2011, reflective of the renewed interest in commercial real estate by institutional investors such as pension funds and foreign investors and the strong acquisition activity of REITs. According to Real Capital Analytics, sales of office, industrial retail and apartment property totaled $28 billion in the first quarter of 2011, as compared to $16 billion in the first quarter of 2010. The office and apartment sectors were most active, and investor interest remained concentrated on major markets such as Washington DC, New York, Boston, Chicago, San Francisco and Los Angeles. Sales activity in secondary and tertiary markets has increased up somewhat as well but continues to trail major markets by a wide margin.

The increase in sales activity has pushed prices up, as reflected by the Green Street Advisors’ Commercial Property Price Index (“GSA CPPI”) which increased 22% over the past 12 months, including a 5% increase in the first quarter of 2011. Similarly, Green Street estimates that prices have increased 39% since their May 2009 trough. According to Green Street, three factors are responsible for the rebound in prices: (1) plunging return hurdles across most asset classes; (2) a dearth of distressed sellers; and (3) a quicker than expected rebound in fundamentals in some major property sectors.

Asset values continued to rise in the first quarter of 2011, contributing to robust total returns for the commercial property sector. For the four quarter period ending March 31, 2011, NCREIF Property Index (“NPI”) returns were 16.0%, consisting of a 6.6% income return and a 9.0% capital return. By comparison, returns for the four quarter period ending December 31, 2010 were 13.1%. Returns have now been positive across the four major property types for five consecutive quarters.

Data for the Account’s top five markets in terms of market value as of March 31, 2011 are provided below. These markets represent almost 42% of the Account’s total real estate portfolio. As shown below, the average percent leased of properties in all of the Account’s top markets exceed 90%.

Metropolitan Area	Account % Leased Fair Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	95.6%	8	14.3%	10.3%
Boston-Quincy MA	91.7%	5	7.2%	5.2%
Los Angeles-Long Beach-Glendale CA	92.8%	8	7.1%	5.1%
San Francisco-San Mateo-Redwood City CA	94.4%	4	6.8%	4.9%
Houston-Bay Town-Sugar Land TX	94.4%	3	6.3%	4.5%

*	Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate has declined slightly for the third consecutive quarter to 16.4% in the first quarter of 2011 as compared to 16.5% in the fourth quarter of 2010. By comparison, the vacancy rate for the Account’s office portfolio was 13.8% as of the first quarter of 2011, as compared to 13.3% in fourth quarter of 2010. As shown in the table below, the vacancy rate of properties owned by the Account inched up in several of its primary markets; however, the vacancy rates in each remained well below their respective market averages, with Boston being the only exception. The vacancy rate of the Account’s properties in Boston is above the market average due to the lease expiration of a large tenant; one quarter of this space has been re-leased and discussions with potential tenants for portions of the remaining space are underway.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q4	2011Q1	2010Q4	2011Q1

Office	National			13.3%	13.8%	16.5%	16.4%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,221.7	9.0%	6.1%	7.2%	12.9%	13.2%
2	Boston-Quincy MA	$679.3	5.0%	13.8%	13.4%	13.0%	13.1%
3	San Francisco-San Mateo-Redwood City CA	$591.0	4.4%	8.4%	8.2%	13.7%	12.8%
4	Seattle-Bellevue-Everett WA	$480.2	3.5%	8.1%	9.0%	16.8%	16.4%
5	Houston-Bay Town-Sugar Land TX	$386.4	2.8%	7.1%	8.2%	15.3%	15.4%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

The Account’s results for the first quarter of 2011 are largely consistent with the modest improvement in economic conditions at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the first quarter of 2011, the financial sector continued to struggle, shedding 7,000 jobs which reversed a modest 1,000 job gain in the fourth quarter of 2010. However, the professional and business services sector continued to expand, adding 173,000 jobs in the quarter, building on the 183,000 gain in the fourth quarter of 2010. Further improvement in office market conditions can be expected if employment growth improves over the course of 2011 as is expected.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. Seven consecutive quarters of GDP growth, a 6% increase in industrial production during the first quarter of 2011, and a rebound of global trade flows have each contributed to the modest improvement in the U.S. industrial market conditions. During the first quarter of 2011, the national industrial availability rate declined to 14.1% as compared to 14.3% in the fourth quarter of 2010. By comparison, the vacancy rate for the Account’s industrial property portfolio increased to average

9.5% in the first quarter of 2011 as compared to 7.2% in the fourth quarter of 2010. Several of the Account’s top industrial markets experienced a rise in vacancy. For example, the increase in vacancy in the Account’s Riverside properties was related to one large lease expiration and the decision by another tenant to downsize; in Atlanta, a 200,000 square foot tenant vacated one of the Account’s properties. Despite the increases, the average vacancy rate of the Account’s properties in all but one of its major markets remained well below the comparative market vacancy, as shown in the table below. The only exception was Los Angeles where the average vacancy of the Account’s properties was 16.7% in the first quarter of 2011 as compared to a 7.3% market vacancy due to recent lease expirations and defaults of several smaller tenants.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q4	2011Q1	2010Q4	2011Q1

Industrial	National			7.2%	9.5%	14.3%	14.1%

1	Riverside-San Bernardino-Ontario CA	$397.8	2.9%	0.2%	7.7%	14.7%	13.3%
2	Dallas-Plano-Irving TX	$182.1	1.3%	7.2%	7.2%	15.9%	15.3%
3	Chicago-Naperville-Joliet IL	$111.5	0.8%	2.2%	2.2%	15.7%	15.7%
4	Los Angeles-Long Beach-Glendale CA	$95.0	0.7%	11.7%	16.7%	7.5%	7.3%
5	Atlanta-Sandy Springs- Marietta GA	$93.2	0.7%	5.0%	12.4%	18.9%	18.5%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. The Account’s vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Preliminary data from CBRE-EA indicate that apartment markets continued to tighten. The national vacancy rate averaged 6.0% in the first quarter of 2011 as compared to 6.5% in the first quarter of 2010. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) Vacancy rates declined in 44 of the 60 markets tracked by CBRE-EA, with effective rents rising in virtually all markets. The improvement in market conditions has been due to a combination of declining home-ownership rates as a result of the housing crisis and an increase in household formations as a result of modest job growth. The vacancy rate of the Account’s multi-family portfolio averaged 3.6% in the first quarter of 2011 versus 3.8% in the first quarter of 2010. As shown in the table below, the average vacancy rate for the Account’s properties in all of its top apartment markets was well below their respective market averages, despite a slight increase in New York and Houston.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2010Q4	2011Q1	2010Q4	2011Q1

Apartment	National			3.3%	3.6%	6.0%	6.0%

1	Houston-Bay Town- Sugar Land TX	$231.3	1.7%	3.0%	5.2%	9.9%	9.8%
2	Denver-Aurora CO	$219.3	1.6%	4.7%	2.6%	4.7%	5.4%
3	Atlanta-Sandy Springs- Marietta GA	$128.2	0.9%	2.7%	2.7%	9.5%	10.2%
5	New York-Wayne- White Plains NY-NJ	$123.9	0.9%	0.0%	2.0%	5.6%	5.5%
4	Phoenix-Mesa-Scottsdale AZ	$114.5	0.8%	3.2%	2.0%	9.1%	9.5%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Retail

The retail sector continued to benefit from improving macro-economic conditions. While U.S. households remain cautious, preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 2.4% in the first quarter of 2011 as compared to the fourth quarter of 2010. Availability rates in neighborhood and community centers inched up to 13.1% in the first quarter as compared to 13.0% in the fourth quarter of 2010. The modest increase in the availability rate in the quarter is not overly concerning as retailers often close underperforming stores after the holiday season. Nonetheless, retailers remain reluctant to expand even though retail sales have improved measurably in recent quarters. Reflective of the still challenging economic and leasing environment, the vacancy rate for the Account’s retail portfolio remained elevated but declined to 14.6% during the first quarter of 2011 as compared to 15.3% in the fourth quarter of 2010. Though availabilities remain at above-average levels, the stabilization in availability rates and the continued growth in retail sales bode well for retail market prospects.

Outlook

The steady improvement in U.S. macroeconomic conditions has started to favorably impact vacancy rates, rents, and leasing activity. Commercial property values and returns have improved even more rapidly over the past six months. Despite the still tenuous nature of the economic recovery, the expected improvement in employment growth over the coming quarters suggests that commercial real estate fundamentals will continue to strengthen. Moderate economic growth has historically provided a favorable backdrop for the commercial real estate sector, especially when combined with minimal construction which is expected for all property types over the next several quarters.

Management’s strategies for navigating through the recent downturn included a realignment of the property portfolio’s geographic and property sector concentrations to target major markets and achieve a more balanced mix of property types. In addition to the sale of certain non-target market properties in 2010 and a reduction in the Account’s level of debt and overall interest rate on such debt, Management has focused on maintaining the Account’s income returns through aggressive property management and leasing in combination with expense management. We believe that results for the first quarter of 2011 demonstrate the incremental improvements resulting from execution of the strategy. On a weighted basis, the overall occupancy rate of the Account’s commercial real estate portfolio was 87.8%. The underlying real estate assets experienced a 1.7% income return and a 3.1% capital return. As shown in the graph below the first quarter of 2011 was the fourth consecutive quarter of positive income and capital returns.

Realignment of the Account continued in the first quarter of 2011 with the sale of two smaller assets (one wholly owned and one from within the Account’s joint venture investments) and the purchase of one grocery-anchored neighborhood center, which was the first property purchased by the Account in three years. Management is currently engaged in active negotiations for several multi-family properties located in target markets, which are expected to close in the second quarter and further contribute to the rebalancing of the Account’s property type mix and allocation to target markets.

The Account’s cash position has increased significantly due to sizeable inflows, primarily through net participant transfer activity, during 2010 that have continued through the first quarter of 2011. Management intends to manage the inflow of funds to maximize the performance of the Account in accordance with its investment objectives and strategy. Cash management activities will include the active pursuit of new acquisitions with a focus on direct, privately owned real estate, along with liquid real estate-related securities. Potential acquisitions will be evaluated in the context of overall Account objectives, with an emphasis on industrial, retail, and multi-family properties in order to further reduce the Account’s exposure to the office sector. Management believes that the combination of repositioning activities undertaken in 2010 and the first quarter of 2011 coupled with a disciplined and strategic acquisitions program in the coming quarters of 2011 should position the Account to benefit from the ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. While commercial property prices have increased measurably from their lows in the latter half of 2009, Management believes that properties can still be acquired at relatively attractive prices and initial cash-on-cash returns. Emphasis will be given to institutional quality properties that have a strong occupancy history and favorable tenant rollover schedules.

Investments as of March 31, 2011

As of March 31, 2011, the Account had total net assets of $11.8 billion, a 9.1% increase from December 31, 2010, and a 51.9% increase from March 31, 2010. The increase of the Account’s net assets as of March 31, 2011 as compared to December 31, 2010 was primarily caused by the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, as well as an increase in participant activity into the Account for this period.

As of March 31, 2011, the Account owned a total of 99 real estate property investments (88 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 37 office property investments (four of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 20 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), and one 75% owned joint venture interest in a portfolio of storage facilities. Of the 99 real estate property investments, 29 are subject to debt (including seven joint venture property investments).

The outstanding principal for mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2011 was $1.9 billion. The Account’s proportionate share of outstanding principal for mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Statements of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2011 was $3.5 billion, which represented a loan to value ratio of 22.8%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 6.6% of total real estate investments and 4.7% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, and/or (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, or to reallocate the Account’s exposure to or away from certain property types in certain geographic locations. The Account intends to reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2011.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	24.7%	17.1%	10.1%	1.2%	2.6%	55.7%
Apartment	2.6%	6.1%	5.4%	0.0%	0.0%	14.1%
Industrial	1.4%	6.9%	4.1%	1.2%	0.0%	13.6%
Retail	3.2%	1.4%	8.5%	0.3%	2.5%	15.9%
Storage	0.2%	0.2%	0.2%	0.1%	0.0%	0.7%

Total	32.1%	31.7%	28.3%	2.8%	5.1%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	642.3	(b)	6.58	4.72
Four Oaks Place	Houston	TX	Office	386.4		3.96	2.84
Fourth and Madison	Seattle	WA	Office	348.0	(c)	3.56	2.56
50 Fremont	San Francisco	CA	Office	335.0	(d)	3.43	2.46
DDR Joint Venture	Various	USA	Retail	319.4	(e)	3.27	2.35
780 Third Avenue	New York City	NY	Office	310.4		3.18	2.28
Westferry Circus	London	UK	Office	264.7	(f)	2.71	1.95
99 High Street	Boston	MA	Office	254.6	(g)	2.61	1.87
The Newbry	Boston	MA	Office	254.0		2.60	1.87
The Florida Mall	Orlando	FL	Retail	253.8	(h)	2.60	1.87

(a)

Value as reported in the March, 31, 2011 Statements of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt with fair value of $220.7M.

(c)	This property investment is presented gross of debt with fair value of $150.1M.

(d)	This property investment is presented gross of debt with fair value of $139.0M.

(e)	This property investment is an 85%/15% joint venture and consists of 42 retail properties located in 13 states and is presented net of debt with fair value of $990.6 million.

(f)	This property investment is presented gross of debt with fair value of $214.0M.

(g)	This property investment is presented gross of debt with fair value of $184.3M.

(h)	This property investment is a 50%/50% joint venture with Simon Property Group, L.P., and is presented net of debt with a fair value of $179.9 million.

As of March 31, 2011, the Account also held investments in real estate limited partnerships representing 2.1% of total investments, real estate-related marketable securities representing 4.7% of total investments, U.S. Treasury securities representing 7.9% of total investments, and government agency notes representing 13.5% of total investments.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Performance

The Account’s total return was 3.4% for the three months ended March 31, 2011 as compared to -1.9% for the three months ended March 31, 2010. The Account’s performance during 2011 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, income from property investments and marketable securities, and an increase in unrealized gains on investments.

The Account’s annualized total returns (after expenses) over the past one, three, five, and ten year periods ended March 31, 2011 were 19.5%, -10.3%, -1.8%, and 3.5%, respectively. As of March 31, 2011, the Account’s annualized total return since inception was 5.3%.

The Account’s total net assets increased to $11.8 billion at March 31, 2011 from $7.8 billion at March 31, 2010. The primary driver of this 51.3% increase was net participant activity into the Account.

Net Investment Income

The table below shows the results of operations for the three months ended March 31, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$210.1	$212.6	$(2.5)	-1.2%

Real estate property level expenses and taxes:
Operating expenses	57.8	59.3	(1.5)	-2.5%
Real estate taxes	27.2	29.7	(2.5)	-8.4%
Interest expense	26.4	24.6	1.8	7.3%

Total real estate property level expenses and taxes	111.4	113.6	(2.2)	-1.9%

Real estate income, net	98.7	99.0	(0.3)	-0.3%
Income from real estate joint ventures and limited partnerships	21.1	19.0	2.1	11.1%
Interest	1.1	0.4	0.7	175.0%
Dividends	2.4	—	2.4	N/M

TOTAL INVESTMENT INCOME	123.3	118.4	4.9	4.1%

Expenses:
Investment advisory charges	14.2	10.9	3.3	30.3%
Administrative charges	6.9	5.4	1.5	27.8%
Distribution charges	1.9	1.7	0.2	11.8%
Mortality and expense risk charges	1.4	1.0	0.4	40.0%
Liquidity guarantee charges	4.2	2.8	1.4	50.0%

TOTAL EXPENSES	28.6	21.8	6.8	31.2%

INVESTMENT INCOME, NET	$94.7	$96.6	$(1.9)	-2.0%

N/M	– Not meaningful

Real estate rental income decreased $2.5 million or 1.2% during the first quarter of 2011 as compared to the comparable period of 2010. The decline was primarily due to a decrease in income of $3.1 million as a result of the sales of wholly owned property investments that occurred during the fourth quarter of 2010 and first quarter of 2011 offset by $0.5 million of additional income from the acquisition of a wholly owned property investment during the first quarter. Rental income for the remaining properties increased overall by $0.1 million.

Operating expenses declined during the first quarter of 2011 as compared to the comparable period of 2010 by $1.5 million, or 2.5% as a result of fewer property investments under management. Property investments that were sold accounted for $0.7 million of the reduction in operating expenses offset by a $0.1 million increase from a property acquisition. Existing properties operating expenses decreased $0.9 million during the first quarter of 2011 when compared to the same period in 2010, primarily attributed to decreases in utilities and bad debt expenses.

Real estate taxes decreased $2.5 million or 8.4% during the first quarter of 2011 as compared to the comparable period of 2010. The decrease was a result of lower tax assessments at certain properties which accounted for $2.3 million of the decline, while fewer property investments under management accounted for the remainder of the decline.

Interest expense increased $1.8 million, or 7.3% during the first quarter of 2011 as compared to the comparable period of 2010. The increase was attributable to mortgage loans payable having higher interest rates during the first quarter of 2011 as compared to the comparable period of 2010, as a result of debt obligations added during the third quarter of 2010 having higher interest rates than the debt obligations repaid during the same quarter.

Income from real estate joint ventures and limited partnerships increased $2.1 million or 11.1% during the first quarter of 2011 as compared to the comparable period of 2010. The increase was attributable to increased distributions from the joint ventures and limited partnerships as a result of increased revenues from lower vacancy rates as well as reductions in bad debt expenses.

The Account incurred $6.8 million or a 31.2% increase in overall Account level expenses during the first quarter of 2011 as compared to the comparable period of 2010. The increase in Account level expenses was due to the increase in net assets during the first quarter of 2011 as compared to the comparable period of 2010. Net assets have increased $4.0 billion or 51.3% to $11.8 billion for the first quarter of 2011 as compared to $7.8 billion for the first quarter of 2010. Account level expenses charged to the Account, as discussed in Note 2—Management Agreements and Arrangements to the financial statements included herein, are driven by the costs associated with managing the Account which generally correspond to the level of assets under management.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(9.3)	$(1.2)	$(8.1)	N/M
Real estate joint ventures and limited partnerships	(1.5)	(153.3)	151.8	-99.0%
Marketable securities	1.9	—	1.9	N/M

Total realized loss on investments:	(8.9)	(154.5)	145.6	-94.2%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	195.5	(189.5)	385.0	N/M
Real estate joint ventures and limited partnerships	64.0	120.5	(56.5)	-46.9%
Marketable securities	34.5	—	34.5	N/M
Mortgage loans receivable	—	0.2	(0.2)	N/M
Mortgage loans payable	1.4	(25.8)	27.2	-105.4%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	295.4	(94.6)	390.0	-412.3%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$286.5	$(249.1)	$535.6	-215.0%

N/M	– Not meaningful

Real estate properties:

During the first quarter of 2011, the Account experienced net realized and unrealized gains on investments and mortgage loans payable of $286.5 million compared to net realized and unrealized losses of $249.1 million for the comparable period of 2010. The net realized and unrealized gains on investments and mortgage loans payable were primarily a result of net realized and unrealized gains on the Account’s wholly owned real estate property investments of $186.2 million for the first quarter of 2011 as compared to a loss of $190.7 million during the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property underlying the Account’s investments in joint ventures.

Net unrealized gains in the Account are attributed to improved market conditions resulting in capitalization rate declines, higher market rents, and better occupancy levels. Also, the Account experienced foreign exchange gains of $24.1 million from its two international properties during the first quarter of 2011 as compared to losses of $37.5 million for the comparable period of 2010.

Real estate joint ventures and limited partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $62.5 million for the first quarter of 2011 compared to net realized and unrealized losses of $32.8 million for the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional disclosure regarding the sale of real estate property.

Net unrealized gains on joint ventures and limited partnerships were due to increases in value of the existing real estate assets underlying the investments due to improved market conditions resulting in capitalization rate declines, higher market rents, and better occupancy levels.

Marketable securities:

The Account’s marketable securities position was $3.6 billion, which was comprised of $635.2 million of real estate related marketable securities and $2.9 billion of other short term marketable securities, comprised of U. S. Treasury securities and government agency notes. The Account experienced net realized and unrealized gains of $36.4 million from marketable securities as a result of increases in the value of its real estate related marketable securities.

Mortgage loans receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage loans payable:

Mortgage loans payable experienced unrealized gains of $1.4 million during the first quarter of 2011 compared to unrealized losses of $25.8 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $1.4 million unrealized gain, $6.4 million was related to valuation decreases offset by losses of $5.0 million from foreign exchange adjustments as a result of a weakening U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.9 billion and $2.4 billion, respectively (24.9% and 22.3% of the Account’s net assets at such dates, respectively). When compared to December 31, 2010, the Account’s non-real estate-related liquid assets have increased $517.4 million. These increases are primarily the result of increased net participant activity into the Account (in particular, transfers into the Account), income generated from its real estate investments and limited partnerships, and proceeds from sales of real estate properties.

During the first quarter of 2011, the Account received $819.6 million in premiums, which included $620.9 million of participant transfers into the Account. The Account had outflows of $222.9 million in annuity payments, withdrawals and death benefits, which included $122.1 million of participant transfers out of the Account. During the first quarter of 2010, the Account received $301.2 million in premiums, which included $140.2 million of participant transfers into the Account. The Account had outflows of $273.7 million in annuity, withdrawals and death benefits, which included $199.0 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of Liquidity Units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through March 31,2011, the TIAA general account did not purchase any additional Liquidity Units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

Effective March 31, 2011, (or such later date as indicated in the contract or contract endorsement) individual participants are limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions and will be in effect in the jurisdictions that have approved the limitation. Management expects that participant inflow activity will be tempered, perhaps to a significant degree, following the effective date of this limitation. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional Liquidity Units, perhaps to a significant degree, as was the case in late 2008 and early 2009.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2011, TIAA owned approximately 9.3% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. The independent fiduciary has indicated to management that, as of the date of this Form 10-Q, it intends to initiate systematic redemptions of the liquidity units held by the TIAA General Account at such times as it deems appropriate but no earlier than June 2011. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash, cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. As of March 31, 2011, the Account held 24.9% of its net assets in such liquid non-real estate-related investments (along with its cash and cash equivalents).

In administering redemptions, the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Real Estate Account participants.

The independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. There is no guarantee that the independent fiduciary will cause redemptions starting in June 2011 and even if redemptions do commence, management cannot predict the time period over which such redemptions would continue. Further, neither management nor the independent fiduciary can predict when TIAA’s liquidity units may be redeemed in full.

Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income decreased to $94.7 million for the first quarter of 2011 from $96.6 million for the comparable period of 2010. While total investment income increased as a result of increased income from joint ventures and limited partnerships, interest income, and dividend income, higher Account expenses as a result of higher average net assets over the period more than offset the increase in total investment income to ultimately reduce net investment income.

As of March 31, 2011, cash and cash equivalents, along with real estate-related and non real estate-related marketable securities comprised 30.2% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of March 31, 2011, the Account had $94.5 million in principal amount of debt obligations due during the remainder of 2011 of which $8.2 million was related to wholly owned real estate investments and $86.3 million was related to the Account’s share of debt associated with its investments in joint ventures. Management believes that the Account, and the joint venture entities in which the Account invests, will have the ability to address these obligations in a number of ways, including among others, refinancing or extending such debt or repaying the principal due at maturity.

Leverage

The Account may borrow money and assume or obtain a mortgage on a property (i.e., to make leveraged real estate investments). Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.

The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as defined below) is to be maintained at or below 30%. However, until December 31, 2011, the Account is authorized to incur and/or maintain indebtedness on its properties in an aggregate principal amount not to exceed the aggregate principal amount of debt outstanding as of the date of adoption of such guidelines in July 2009 (approximately $4.0 billion). Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	extending the maturity date of outstanding debt.

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2011 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2011, management reduced the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to less than 30% and intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

As of March 31, 2011, the Account’s loan to value ratio was approximately 22.8%.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2011. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Northpark Village Square

On January 28, 2011, the Account purchased a retail property located in Valencia, California, for $40.6 million. The property contains approximately 87,000 square feet and was 97.9% occupied at the time of purchase. The property was built in 1996 and expanded in 1999. The three largest tenants are Ralphs (46,657 square feet), Rite Aid Pharmacy (16,708 square feet) and Wells Fargo (6,260 square feet). This property is located in the Santa Clarita Valley retail submarket, which had a retail inventory of 4.7 million square feet and a vacancy rate of 12% at the time of purchase.

Sales

Wellpoint Office Campus

On March 10, 2011, the Account sold an office campus located in Westlake Village, CA for a net sale price of $36.4 million and realized a loss from the sale of $11.8 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $48.2 million according to the records of the Account.

DDR TC LLC

On January 31, 2011, a retail property located in Augusta, Georgia was sold by the Account’s DDR Joint Venture. The Account holds an 85.0% interest in the DDR Joint Venture. The Account’s portion of the net sale price was $0.5 million. The Account realized a loss from the sale of $1.5 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statements of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $2.0 million (excluding debt) according to the records of the Account.

Concurrent with the DDR Joint Venture’s sale of the property located in Augusta, Georgia, the DDR Joint Venture settled debt associated with the property with proceeds from the sale. The Account’s proportionate share of the debt was $0.7 million.

Financings

During February 2011, the revolving line of credit agreement held in the Account’s investment within the DDR Joint Venture was amended to extend the maturity date from February 2011 to February 2012. The maximum amount that may be drawn under this revolving line of credit agreement is $213.0 million, reduced by any outstanding letters of credit.

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

The following is a description of the valuation methodologies used to determine the fair value of the Account’s investments and investment related mortgage loans payable.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal and contractual interest rates.

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the financial statements included herein, for further discussion and disclosure regarding the determination of the Account’s investments fair values.

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

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

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

Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a Joint Venture or Limited Partnership. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

Unrealized gains and losses are recorded as the fair values of the Accounts investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnership sections above.

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

and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2011, represented 73.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2011, 26.1% of the Account’s total investments were comprised of marketable securities. As of March 31, 2011, marketable securities include high-quality publicly traded debt instruments (i.e., government agency notes) and equity securities, primarily REIT securities. The Statements of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1—Organization and Significant Accounting Policies to the Account’s financial statements herein. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2011. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2011.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2010 and can also be found on the following two web sites, http://www.tiaa-cref.org/public/prospectuses/index.html and http://www.tiaa-cref.org/about/governance/corporate/topics/annual_reports.html. Information included in such websites is expressly not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

(1)	(A)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.(5)

(3)	(A)	Charter of TIAA.(8)
	(B)	Restated Bylaws of TIAA (as amended).(9)
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements2, Keogh Contract,3 Retirement Select and Retirement Select Plus Contracts and Endorsements1 and Retirement Choice and Retirement Choice Plus Contracts.(3)

	(B)	Forms of Income-Paying Contracts(2)
	(C)	Form of Contract Endorsement for Internal Transfer Limitation(10)
	(D)	Form of Accumulation Contract(11)
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(4)
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation(6)

	(C)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A. (7)
*(31)		Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications

*	Filed herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

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

(11)	Previously filed and incorporated by reference to Exhibit 4(D) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 27, 2011 (File No. 333-172900).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 12th day of May, 2011.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 12, 2011	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

May 12, 2011	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer