Form 10-Q
period 2011-06-30
TIAA REAL ESTATE ACCOUNT
filed 2011-08-11
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2011

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,318.7 and $9,449.1)	$9,452.6	$8,115.5
Real estate joint ventures and limited partnerships (cost: $2,227.3 and $2,223.3)	1,782.2	1,629.1
Marketable securities:
Real estate-related (cost: $690.0 and $480.4)	753.3	495.3
Other (cost: $2,536.9 and $2,396.6)	2,537.3	2,396.7

Total investments (cost: $15,772.9 and $14,549.4)	14,525.4	12,636.6

Cash and cash equivalents	15.5	12.9
Due from investment advisor	11.3	11.1
Other	209.6	179.3

TOTAL ASSETS	14,761.8	12,839.9

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,940.2 and $1,842.9)	1,952.6	1,860.2
Accrued real estate property level expenses	159.1	153.7
Security deposits held	26.8	22.9

TOTAL LIABILITIES	2,138.5	2,036.8

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	12,333.6	10,535.7
Annuity Fund	289.7	267.4

TOTAL NET ASSETS	12,623.3	10,803.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 9 and 10	52.3	48.1

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$236.011	$219.173

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.9	$216.7	$434.0	$429.4

Real estate property level expenses and taxes:
Operating expenses	54.0	47.8	111.8	107.1
Real estate taxes	27.3	30.0	54.5	59.8
Interest expense	27.4	24.8	53.8	49.4

Total real estate property level expenses and taxes	108.7	102.6	220.1	216.3

Real estate income, net	115.2	114.1	213.9	213.1
Income from real estate joint ventures and limited partnerships	32.0	22.5	53.1	41.5
Interest	1.0	0.6	2.1	1.0
Dividends	4.4	—	6.8	—

TOTAL INVESTMENT INCOME	152.6	137.2	275.9	255.6

Expenses—Note 2:
Investment advisory charges	12.0	12.0	26.2	22.9
Administrative charges	7.4	4.2	14.3	9.7
Distribution charges	2.1	1.1	4.0	2.7
Mortality and expense risk charges	1.5	1.0	2.9	2.0
Liquidity guarantee charges	5.8	3.0	10.0	5.8

TOTAL EXPENSES	28.8	21.3	57.4	43.1

INVESTMENT INCOME, NET	123.8	115.9	218.5	212.5

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	—	(9.3)	(1.2)
Real estate joint ventures and limited partnerships	(7.0)	—	(8.5)	(153.3)
Marketable securities	1.8	—	3.7	—

Net realized loss on investments	(5.2)	—	(14.1)	(154.5)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	270.9	212.7	466.4	23.3
Real estate joint ventures and limited partnerships	88.9	35.5	152.9	155.9
Marketable securities	15.9	0.1	50.4	0.1
Mortgage loans receivable	—	1.2	—	1.4
Mortgage loans payable	(1.9)	(8.5)	(0.5)	(34.3)

Net change in unrealized appreciation on investments and mortgage loans payable	373.8	241.0	669.2	146.4

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	368.6	241.0	655.1	(8.1)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$492.4	$356.9	$873.6	$204.4

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
FROM OPERATIONS
Investment income, net	$123.8	$115.9	$218.5	$212.5
Net realized loss on investments	(5.2)	—	(14.1)	(154.5)
Net change in unrealized appreciation on investments and mortgage loans payable	373.8	241.0	669.2	146.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	492.4	356.9	873.6	204.4

FROM PARTICIPANT TRANSACTIONS
Premiums	559.8	646.6	1,379.4	947.9
Annuity payments	(7.0)	(4.7)	(11.8)	(10.3)
Withdrawals and death benefits	(202.9)	(192.4)	(421.0)	(460.5)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	349.9	449.5	946.6	477.1

NET INCREASE IN NET ASSETS	842.3	806.4	1,820.2	681.5
NET ASSETS
Beginning of period	11,781.0	7,755.0	10,803.1	7,879.9

End of period	$12,623.3	$8,561.4	$12,623.3	$8,561.4

See notes to the financial statements

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$873.6	$204.4
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	14.1	154.5
Net change in unrealized appreciation on investments and mortgage loans payable	(669.2)	(146.4)
Purchases of real estate properties	(840.6)	—
Capital improvements on real estate properties	(74.4)	(49.2)
Proceeds from sale of real estate properties	39.0	—
Purchases of long term investments	(239.4)	(88.6)
Proceeds from sale of long term investments	17.1	24.5
Increase in other investments	(130.7)	(584.3)
Change in due from investment advisor	(0.2)	(14.3)
(Increase) decrease in other assets	(31.2)	33.4
Increase (decrease) in accrued real estate property level expenses	2.2	(24.8)
Increase in security deposits held	3.8	0.4

NET CASH USED IN OPERATING ACTIVITIES	(1,035.9)	(490.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgage loans payable	105.0	—
Principal payments of mortgage loans payable	(13.1)	(2.4)
Premiums	1,379.4	947.9
Annuity payments	(11.8)	(10.3)
Withdrawals and death benefits	(421.0)	(460.5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,038.5	474.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.6	(15.7)
CASH AND CASH EQUIVALENTS
Beginning of period	12.9	24.8

End of period	$15.5	$9.1

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$53.9	$49.6

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these financial statements. The Account also has invested in mortgage loans receivable collateralized by commercial real estate properties. Additionally, the Account invests in real estate-related and non real estate-related publicly-traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Basis of Presentation: The accompanying financial statements include the Account and those subsidiaries wholly owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated. The Accumulation Unit Value (“AUV”) for financial reporting purposes may differ from the AUV for processing transactions. The AUV for financial reporting purposes includes security and participant transactions through the date of the report. Total return is computed based on the AUV used for processing transactions.

Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2005-2010) and has concluded no provisions for federal income tax are required as of June 30, 2011.

Restricted Cash: The Account held $40.1 million and $18.9 million as of June 30, 2011 and December 31, 2010, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the Statements of Assets and Liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

Note 2—Management Agreements and Arrangements

Investment advisory services for the Account are provided by TIAA employees, under the direction of the Board and its Investment Committee, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides various portfolio accounting and related services for the Account.

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

TIAA and Services provide investment management, administrative and distribution services at cost. TIAA and Services receive payments from the Account on a daily basis according to formulas established each year and adjusted periodically with the objective of keeping the payments as close as possible to the Account’s expenses actually incurred. Any differences between actual expenses and the amounts paid by the Account are adjusted quarterly.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of June 30, 2011, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through June 30, 2011, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has purchased no liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of June 30, 2011, TIAA owned approximately 9.0% of the outstanding accumulation units of the Account.

The independent fiduciary has indicated to management its intention to initiate systematic redemptions of the liquidity units held by the TIAA General Account from time to time. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive, i.e. net participant in-flows and (ii) if the Account is projected to hold at least 22% of its net assets in cash and cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. In administering redemptions, the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Account participants. Pursuant to PTE 96-76, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. As of June 30, 2011 the Account was not required to repurchase any liquidity units.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 9—Condensed Financial Information for details of the expense charge and expense ratio.

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2.1% of the rental income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	23.2%	15.5%	9.4%	1.1%	2.5%	51.7%
Apartment	6.8%	5.7%	4.9%	0.0%	0.0%	17.4%
Industrial	1.4%	6.8%	3.7%	1.2%	0.0%	13.1%
Retail	3.1%	1.2%	7.5%	0.3%	2.2%	14.3%
Other(3)	3.1%	0.2%	0.1%	0.1%	0.0%	3.5%

Total	37.6%	29.4%	25.6%	2.7%	4.7%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage portfolio investment and fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (unaudited) and December 31, 2010, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2011
Real estate properties	$—	$—	$9,452.6	$9,452.6
Real Estate joint ventures	—	—	1,495.2	1,495.2
Limited partnerships	—	—	287.0	287.0
Marketable securities:
Real Estate Related	753.3	—	—	753.3
Government Agency Notes	—	1,465.1	—	1,465.1
United States Treasury securities	—	1,072.2	—	1,072.2

Total Investments at June 30, 2011	$753.3	$2,537.3	$11,234.8	$14,525.4

Mortgage loans payable	$—	$—	$(1,952.6)	$(1,952.6)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Real estate properties	$—	$—	$8,115.5	$8,115.5
Real Estate joint ventures	—	—	1,358.8	1,358.8
Limited partnerships	—	—	270.3	270.3
Marketable securities:
Real Estate Related	495.3	—	—	495.3
Government Agency Notes	—	1,484.8	—	1,484.8
United States Treasury securities	—	911.9	—	911.9

Total Investments at December 31, 2010	$495.3	$2,396.7	$9,744.6	$12,636.6

Mortgage loans payable	$—	$—	$(1,860.2)	$(1,860.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011 and June 30, 2010 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2011:
Beginning balance April 1, 2011	$8,345.8	$1,422.5	$279.6	$10,047.9	$(1,856.2)
Total realized and unrealized gains (losses) included in changes in net assets	270.9	68.3	13.6	352.8	(1.9)
Purchases(1)	836.0	5.0	—	841.0	(105.0)
Settlements(2)	(0.1)	(0.6)	(6.2)	(6.9)	10.5

Ending balance June 30, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2011:
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	457.1	122.7	21.7	601.5	(0.5)
Purchases(1)	918.2	13.7	1.2	933.1	(105.0)
Sales	(39.0)	—	—	(39.0)	—
Settlements(2)	0.8	—	(6.2)	(5.4)	13.1

Ending balance June 30, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2010:
Beginning balance April 1, 2010	$7,280.3	$1,248.5	$205.0	$71.5	$8,805.3	$(1,882.5)
Total realized and unrealized gains (losses) included in changes in net assets	212.7	20.0	15.5	1.2	249.4	(8.5)
Purchases(1)	24.3	79.8	6.8	—	110.9	—
Settlements(2)	—	(0.6)	—	—	(0.6)	1.0

Ending balance June 30, 2010	$7,517.3	$1,347.7	$227.3	$72.7	$9,165.0	$(1,890.0)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2010:
Beginning balance January 1, 2010	$7,437.3	$1,314.6	$200.3	$71.3	$9,023.5	$(1,858.1)
Total realized and unrealized gains (losses) included in changes in net assets	22.1	(15.8)	18.5	1.4	26.2	(34.3)
Purchases(1)	56.9	80.3	8.5	—	145.7	—
Sales	—	(28.8)	—	—	(28.8)	—
Settlements(2)	1.0	(2.6)	—	—	(1.6)	2.4

Ending balance June 30, 2010	$7,517.3	$1,347.7	$227.3	$72.7	$9,165.0	$(1,890.0)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

During the six months ended June 30, 2011 and 2010 there were no transfers in or out of Levels 1, 2 or 3.

The amount of total gains (losses) included in changes in net assets attributable to the change in unrealized gains (losses) relating to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2011	$270.9	$81.4	$13.6	$—	$365.9	$(1.9)

For the six months ended June 30, 2011	$455.0	$135.8	$21.7	$—	$612.5	$(0.5)

For the three months ended June 30, 2010	$212.7	$20.0	$15.5	$1.3	$249.4	$(8.5)

For the six months ended June 30, 2010	$23.3	$(10.5)	$18.5	$1.4	$32.7	$(34.3)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned by the joint ventures. At June 30, 2011, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was approximately $1.5 billion and $1.4 billion at June 30, 2011 and December 31, 2010, respectively. The Account’s most significant joint venture investment is the DDR TC LLC joint venture (“DDR Joint Venture”).

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion at June 30, 2011 and December 31, 2010. The Account’s share in the outstanding principal of the mortgage loans payable on joint ventures was $1.6 billion at June 30, 2011 and December 31, 2010.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions, unaudited):

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate properties, at fair value	$4,676.6	$4,454.9
Other assets	131.9	141.8

Total assets	$4,808.5	$4,596.7

Liabilities and Equity
Mortgage loans payable, at fair value	$2,265.6	$2,276.9
Other liabilities	88.0	97.5

Total liabilities	2,353.6	2,374.4
Equity	2,454.9	2,222.3

Total liabilities and equity	$4,808.5	$4,596.7

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$230.1	$236.7
Expenses	144.4	147.2

Excess of revenues over expenses	$85.7	$89.5

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2011, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $287.0 million and $270.3 million at June 30, 2011 and December 31, 2010, respectively.

Note 8—Mortgage Loans Payable

At June 30, 2011, the Account had outstanding mortgage loans payable secured by the following properties (in millions, unaudited):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of June 30, 2011	Maturity
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$213.1	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.5	June 1, 2013
South Frisco Village	5.85% paid monthly	26.2	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	135.0	August 21, 2013
50 Fremont	6.40% paid monthly	210.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	113.0	December 7, 2014
1050 Lenox Park Apartments(5)	4.43% paid monthly	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.3	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	85.0	November 1, 2015
99 High Street	5.52% paid monthly	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.7	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.8	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.7	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	August 1, 2020
The Corners(5)	4.66% paid monthly	105.0	June 1, 2021
Publix at Weston Commons(5)	5.08% paid monthly	35.0	January 1, 2036

Total Principal Outstanding		1,940.2
Fair Value Adjustment(4)		12.4

Total mortgage loans payable		$1,952.6

(1)	The mortgage is adjusted monthly for principal payments.

(2)	The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of June 30, 2011. The interest rate is fixed.

(3)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
	(Unaudited)
Per Accumulation Unit data:
Rental income	$8.647	$19.516	$22.649	$18.794
Real estate property level expenses and taxes	4.384	9.987	11.193	9.190

Real estate income, net	4.263	9.529	11.456	9.604
Other income	1.235	2.214	2.778	3.808

Total income	5.498	11.743	14.234	13.412
Expense charges(1)	1.143	2.167	2.280	2.937

Investment income, net	4.355	9.576	11.954	10.475
Net realized and unrealized gain (loss) on investments and mortgage loans payable	12.483	16.143	(85.848)	(54.541)

Net (decrease) increase in Accumulation Unit Value	16.838	25.719	(73.894)	(44.066)
Accumulation Unit Value:
Beginning of period	219.173	193.454	267.348	311.414

End of period	236.011	219.173	193.454	267.348

Total return	7.68%	13.29%	-27.64%	-14.15%
Ratios to Average net Assets(2):
Expenses(1)	0.49%	1.09%	1.01%	0.95%
Investment income, net	1.86%	4.84%	5.29%	3.38%
Portfolio turnover rate(2):
Real estate properties(3)	0.42%	1.01%	0.75%	0.64%
Marketable securities(4)	1.18%	19.18%	0.00%	25.67%
Accumulation Units outstanding at end of period (in millions)	52.3	48.1	39.5	41.5
Net assets end of period (in millions)	$12,623.3	$10,803.1	$7,879.9	$11,508.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2011 would be $5.527 ($12.154, $13.473, and $12.127 for the years ended December 31, 2010, 2009, and 2008, respectively), and the Ratio of Expenses to average net assets for the six months ended June 30, 2011 would be 2.37% (6.14%, 5.96%, and 3.91% for the years ended December 31, 2010, 2009, and 2008, respectively).

(2)	Amounts for the six month period ended June 30, 2011 are not annualized.

(3)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments, net of mortgage loans payable (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period.

(4)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
	(Unaudited)
Beginning of period	48.1	39.5
Credited for premiums	6.1	12.9
Annuity, other periodic payments, withdrawals and death benefits	(1.9)	(4.3)

End of period	52.3	48.1

Note 11—Commitments, Contingencies and Subsequent Events

Commitments—As of June 30, 2011, the Account had outstanding commitments to purchase additional interests in three of its limited partnership investments. As of June 30, 2011, the Account’s remaining commitments totaled $32.5 million, which can be called in full or in part by each limited partnership at any time. During July and August, 2011, the Account funded an additional $2.9 million during each respective month of its $32.5 million outstanding commitment.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Subsequent Events—During July 2011, the Account sold a real estate multi-family and office investment property each located in Oak Brook, IL and Parsippany, NJ, respectively, for a net sales price of $69.4 million and $107.3 million, respectively, and two investment properties located in Kansas City, KS and Raytown, MS from within one of its joint venture investments. The Account’s interest in the net sales price was $2.9 million.

During the month of July 2011 and August 5, 2011, the Account purchased 3.1 million and 3.5 million shares, respectively, of real estate-related securities for a total cost of $100.2 million and $98.0 million, respectively.

See Commitments section above for additional subsequent events disclosure.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”, with the intention to converge fair value standards between U.S. GAAP and International Financial and Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. Changes in applying fair value standards and additional disclosure requirements are effective on January 1, 2012. The Account is currently assessing the impact of applying the revised standards but does not anticipate a material impact to the Account’s financial position or results of operations.

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—65.08% and 64.22%

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Arizona:
Camelback Center	Office	$33.6		$33.2
Kierland Apartment Portfolio	Apartments	98.4	(1)	96.0	(1)
Phoenix Apartment Portfolio	Apartments	25.0		23.0
California:
3 Hutton Centre Drive	Office	35.8		32.2
50 Fremont Street	Office	325.2	(1)	315.1	(1)
88 Kearny Street	Office	73.2		65.4
275 Battery Street	Office	196.2		180.4
Rancho Cucamonga Industrial Portfolio	Industrial	93.1		83.4
Centerside I	Office	34.5		34.0
Centre Pointe and Valley View	Industrial	20.4		19.9
Great West Industrial Portfolio	Industrial	90.1		73.5
Larkspur Courts	Apartments	78.1		70.1
Northpark Village Square	Retail	40.4		—
Northern CA RA Industrial Portfolio	Industrial	42.2		39.7
Ontario Industrial Portfolio	Industrial	259.5	(1)	223.7	(1)
Pacific Plaza	Office	57.1	(1)	56.2	(1)
Regents Court	Apartments	65.5	(1)	65.0	(1)
Southern CA RA Industrial Portfolio	Industrial	77.4		75.5
The Legacy at Westwood	Apartments	96.0	(1)	93.2	(1)
Wellpoint	Office	—		41.0
Westcreek	Apartments	30.7		29.6
West Lake North Business Park	Office	43.6		40.8
Westwood Marketplace	Retail	93.0		89.0
Wilshire Rodeo Plaza	Office	168.0	(1)	165.5	(1)
Colorado:
Palomino Park	Apartments	183.4	(1)	168.7	(1)
The Lodge at Willow Creek	Apartments	43.8		39.7
Connecticut:
Ten & Twenty Westport Road	Office	134.0		100.7
Florida:
701 Brickell Avenue	Office	217.5		201.2
North 40 Office Complex	Office	35.1		36.4
Plantation Grove	Retail	9.2		9.4
Pointe on Tampa Bay	Office	35.4		35.2
Publix at Weston Commons	Retail	45.4	(1)	45.2	(1)
Quiet Waters at Coquina Lakes	Apartments	25.2		23.7
Seneca Industrial Park	Industrial	68.1		63.3
South Florida Apartment Portfolio	Apartments	64.5		60.0
Suncrest Village Shopping Center	Retail	11.6		12.6
The Fairways of Carolina	Apartments	23.7		22.3
Urban Centre	Office	88.6		89.7

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
France:
Printemps de L’Homme	Retail	$236.0		$223.7
Georgia:
Atlanta Industrial Portfolio	Industrial	41.2		38.8
Glenridge Walk	Apartments	34.5		33.6
Reserve at Sugarloaf	Apartments	45.0	(1)	43.7	(1)
Shawnee Ridge Industrial Portfolio	Industrial	52.0		49.0
Windsor at Lenox Park	Apartments	52.1	(1)	50.8	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	53.4		50.8
Chicago Industrial Portfolio	Industrial	60.7		58.9
Oak Brook Regency Towers	Office	70.0		70.6
Parkview Plaza	Office	45.4		43.1
Maryland:
Broadlands Business Park	Industrial	28.2		24.2
GE Appliance East Coast Distribution Facility	Industrial	34.0		29.1
Massachusetts:
99 High Street	Office	273.1	(1)	255.0	(1)
Needham Corporate Center	Office	18.8		18.6
Northeast RA Industrial Portfolio	Industrial	25.9		22.1
Residence at Rivers Edge	Apartments	80.0		—
The Newbry	Office	266.7		252.0
Minnesota:
Champlin Marketplace	Retail	13.0		12.7
Nevada:
Fernley Distribution Facility	Industrial	6.4		7.1
New Jersey:
Konica Photo Imaging Headquarters	Industrial	17.7		14.5
Marketfair	Retail	67.2		66.2
Morris Corporate Center III	Office	109.2		71.9
Plainsboro Plaza	Retail	26.5		27.5
South River Road Industrial	Industrial	45.8		38.5
New York:
425 Park Avenue	Other	320.0		—
780 Third Avenue	Office	325.2		300.6
The Colorado	Apartments	135.1	(1)	123.0	(1)
The Corner	Apartments	215.0	(1)	—
Pennsylvania:
Lincoln Woods	Apartments	29.2		29.1
The Pepper Building	Apartments	51.7		—
Tennessee:
Airways Distribution Center	Industrial	12.2		12.1
Summit Distribution Center	Industrial	15.5		15.8

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Texas:
Dallas Industrial Portfolio	Industrial	$144.2		$140.6
Four Oaks Place	Office	403.0		383.7
Houston Apartment Portfolio	Apartments	192.7	(1)	186.9	(1)
Lincoln Centre	Office	203.0	(1)	195.4	(1)
Pinnacle Industrial Portfolio	Industrial	38.2		38.4
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	61.3	(1)	56.1	(1)
The Maroneal	Apartments	41.1		37.6
United Kingdom:
1 & 7 Westferry Circus	Office	268.6	(1)	260.0	(1)
Virginia:
8270 Greensboro Drive	Office	29.0		27.9
The Palantine	Apartments	142.0		—
Ashford Meadows Apartments	Apartments	94.1	(1)	95.4	(1)
One Virginia Square	Office	56.0		51.7
The Ellipse at Ballston	Office	81.4		76.7
Washington:
Creeksides at Centerpoint	Office	16.2		16.6
Fourth and Madison	Office	350.3	(1)	330.0	(1)
Millennium Corporate Park	Office	116.4		125.2
Northwest RA Industrial Portfolio	Industrial	19.3		17.0
Rainier Corporate Park	Industrial	72.4		66.8
Regal Logistics Campus	Industrial	59.9		52.5
Washington DC:
1001 Pennsylvania Avenue	Office	647.1	(1)	589.8	(1)
1401 H Street, NW	Office	193.9	(1)	179.3	(1)
1900 K Street, NW	Office	246.3		246.4
Mazza Gallerie	Retail	78.0		76.0

TOTAL REAL ESTATE PROPERTIES
(Cost $10,318.7 and $9,449.1)		$9,452.6		$8,115.5

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.27% and 12.89%
REAL ESTATE JOINT VENTURES—10.29% and 10.75%

Location/Description	Fair Value
	2011		2010
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$190.7	(2)	$157.5	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	73.9		67.1
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	258.2	(2)	239.0	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	164.4		165.5
West Dade Associates
Miami International Mall (50% Account Interest)	102.6	(2)	93.2	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	46.2		39.8
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	167.2		150.3
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	53.9	(2)	50.6	(2)
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	333.5	(2,3)	303.7	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	62.6	(2,3)	52.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	42.0	(2,3)	39.3	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,931.4 and $1,922.4 )	$1,495.2		$1,358.8

LIMITED PARTNERSHIPS—1.98% and 2.14%
Cobalt Industrial REIT (10.998% Account Interest)	$25.3		$26.3
Colony Realty Partners LP (5.27% Account Interest)	19.4		18.1
Heitman Value Partners Fund (8.43% Account Interest)	18.2		17.3
Lion Gables Apartment Fund (18.46% Account Interest)	208.8		190.0
MONY/Transwestern Mezz RP II (16.67% Account Interest)	5.8		9.7
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	9.5		8.9

TOTAL LIMITED PARTNERSHIPS
(Cost $295.9 and $300.9)	$287.0		$270.3

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,227.3 and $2,223.3)	$1,782.2		$1,629.1

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

MARKETABLE SECURITIES—22.65% and 22.89%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.18% and 3.92%

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
71,602	50,398	Acadia Realty Trust	$1.5	$0.9
18,523	11,416	Agree Realty Corporation	0.4	0.3
3,160	2,574	Alexander’s, Inc.	1.3	1.1
104,188	66,883	Alexandria Real Estate Equities, Inc.	8.1	4.9
—	200,791	AMB Property Corporation	—	6.4
68,936	—	American Assets Trust Inc	1.5	—
114,065	81,463	American Campus Communities, Inc.	4.1	2.6
204,535	142,051	Apartment Investment and Management Company	5.2	3.7
101,562	65,637	Ashford Hospitality Trust, Inc.	1.3	0.6
73,953	52,433	Associated Estates Realty Corporation	1.2	0.8
147,463	102,725	Avalonbay Communities, Inc.	18.9	11.6
225,459	155,007	BioMed Realty Trust, Inc.	4.3	2.9
246,012	168,877	Boston Properties, Inc.	26.1	14.5
231,771	157,851	Brandywine Realty Trust	2.7	1.8
125,751	77,519	BRE Properties, Inc.	6.3	3.4
117,909	83,321	Camden Property Trust	7.5	4.5
53,097	37,593	Campus Crest Communities, Inc.	0.7	0.5
102,627	75,517	CapLease, Inc.	0.5	0.4
250,103	167,965	CBL & Associates Properties, Inc.	4.5	2.9
114,558	70,256	Cedar Shopping Centers, Inc.	0.6	0.4
21,247	8,763	Chatham Lodging Trust	0.3	0.2
54,500	20,047	Chesapeake Lodging Trust	0.9	0.4
90,420	54,270	Cogdell Spencer Inc.	0.5	0.3
133,724	95,610	Colonial Properties Trust	2.7	1.7
34,042	20,917	CoreSite Realty Corporation	0.6	0.3
120,019	80,891	Corporate Office Properties Trust	3.7	2.8
178,253	123,682	Cousins Properties Incorporated	1.5	1.0
421,992	253,113	DCT Industrial Trust Inc.	2.2	1.3
467,748	309,541	Developers Diversified Realty Corporation	6.6	4.4
286,515	188,954	DiamondRock Hospitality Company	3.1	2.3
160,356	107,907	Digital Realty Trust, Inc.	9.9	5.6
158,998	113,097	Douglas Emmett, Inc.	3.2	1.9
432,979	298,785	Duke Realty Corporation	6.1	3.7
104,743	72,632	DuPont Fabros Technology, Inc.	2.6	1.5
47,307	33,167	EastGroup Properties, Inc.	2.0	1.4
127,462	65,151	Education Realty Trust, Inc.	1.1	0.5
80,307	56,762	Entertainment Properties Trust	33.8	2.6
65,963	37,659	Equity Lifestyle Properties, Inc.	4.1	2.1
93,187	58,543	Equity One, Inc.	1.7	1.1
497,216	339,604	Equity Residential	29.8	17.6
55,080	38,018	Essex Property Trust, Inc.	7.5	4.3
28,458	21,898	Excel Trust, Inc.	0.3	0.3
159,229	107,440	Extra Space Storage Inc.	3.4	1.9
104,648	73,740	Federal Realty Investment Trust	8.9	5.7
206,983	122,336	FelCor Lodging Trust Incorporated	1.1	0.9

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
134,125	71,146	First Industrial Realty Trust, Inc.	$1.5	$0.6
88,142	57,529	First Potomac Realty Trust	1.3	1.0
140,648	98,729	Franklin Street Properties Corp.	1.8	1.4
806,816	560,577	General Growth Properties, Inc.	13.5	8.7
41,996	28,271	Getty Realty Corp.	1.1	0.9
14,201	10,676	Gladstone Commercial Corporation	0.2	0.2
171,029	107,080	Glimcher Realty Trust	1.6	0.9
53,560	38,023	Government Properties Income Trust	1.4	1.0
685,356	387,498	HCP, Inc.	25.1	14.3
298,586	175,223	Health Care REIT, Inc.	15.7	8.3
123,053	79,299	Healthcare Realty Trust Incorporated	2.5	1.7
289,929	209,343	Hersha Hospitality Trust	1.6	1.4
123,669	84,755	Highwoods Properties, Inc.	4.1	2.7
66,397	45,795	Home Properties, Inc.	4.0	2.5
208,113	150,100	Hospitality Properties Trust	5.0	3.5
1,147,646	798,787	Host Hotels & Resorts, Inc.	19.5	14.3
122,558	88,294	HRPT Properties Trust	3.2	2.3
42,367	20,487	Hudson Pacific Properties, Inc.	0.7	0.3
153,340	109,424	Inland Real Estate Corporation	1.4	1.0
127,952	98,903	Investors Real Estate Trust	1.1	0.9
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	90.9	83.9
100,540	61,706	Kilroy Realty Corporation	4.0	2.3
684,125	485,461	Kimco Realty Corporation	12.8	8.8
113,205	83,099	Kite Realty Group Trust	0.6	0.5
146,110	86,269	LaSalle Hotel Properties	3.8	2.3
265,146	165,849	Lexington Realty Trust	2.4	1.3
191,794	138,566	Liberty Property Trust	6.2	4.4
48,728	30,038	LTC Properties, Inc.	1.4	0.8
145,792	93,900	Mack-Cali Realty Corporation	4.8	3.1
84,916	53,134	Maguire Properties, Inc.	0.2	0.1
192,469	136,282	Medical Properties Trust, Inc.	2.2	1.5
62,095	41,729	Mid-America Apartment Communities, Inc.	4.2	2.6
23,494	20,269	Mission West Properties, Inc.	0.2	0.1
56,046	44,989	Monmouth Real Estate Investment Corporation	0.5	0.4
48,835	34,293	National Health Investors, Inc.	2.2	1.5
143,590	101,670	National Retail Properties, Inc.	3.5	2.7
212,855	152,266	Nationwide Health Properties, Inc.	8.8	5.5
170,281	120,251	Omega Healthcare Investors, Inc.	3.6	2.7
27,821	16,016	One Liberty Properties, Inc.	0.4	0.3
40,708	27,787	Parkway Properties, Inc.	0.7	0.5
76,012	—	Pebblebrook Hotel Trust	1.5	—
94,722	63,708	Pennsylvania Real Estate Investment Trust	1.5	0.9
291,306	77,918	Piedmont Office Realty Trust, Inc.	5.9	1.6
273,489	196,790	Plum Creek Timber Company, Inc.	11.1	7.4
83,830	59,612	Post Properties, Inc.	3.4	2.2
68,983	49,003	Potlatch Corporation	2.4	1.6
712,520	681,117	ProLogis	25.5	9.8
32,455	22,706	PS Business Parks, Inc.	1.8	1.3

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
215,410	153,807	Public Storage, Inc.	$24.6	$15.6
66,902	42,225	Ramco-Gershenson Properties Trust	0.8	0.5
136,034	97,616	Rayonier Inc.	8.9	5.1
212,937	141,919	Realty Income Corporation	7.1	4.9
47,000	—	Retail Opportunity Investment	0.5	—
150,707	97,060	Regency Centers Corporation	6.6	4.1
23,173	17,498	Saul Centers, Inc.	0.9	0.8
239,023	150,706	Senior Housing Properties Trust	5.6	3.3
494,653	352,460	Simon Property Group, Inc.	57.5	35.1
140,282	93,168	SL Green Realty Corp.	11.6	6.3
48,453	34,147	Sovran Self Storage, Inc.	2.0	1.3
7,719	—	Stag Industrial Inc	0.1	—
296,499	186,401	Strategic Hotels & Resorts, Inc.	2.1	1.0
32,225	—	Summit Hotel Properties Inc	0.4	—
35,440	24,737	Sun Communities, Inc.	1.3	0.8
41,938	29,324	Sun Healthcare Group, Inc.	0.7	0.5
203,274	137,832	Sunstone Hotel Investors, L.L.C.	1.9	1.4
139,492	49,191	Tanger Factory Outlet Centers, Inc.	3.7	2.5
72,462	50,042	Taubman Centers, Inc.	4.3	2.5
12,372	11,532	Terreno Realty Corporation	0.2	0.2
219,117	155,462	The Macerich Company	11.7	7.4
319,726	220,400	UDR, Inc.	7.8	5.2
11,629	5,400	UMH Properties, Inc.	0.1	0.1
22,913	16,113	Universal Health Realty Income Trust	0.9	0.6
39,035	27,120	Urstadt Biddle Properties Inc.	0.7	0.5
166,119	119,610	U-Store-It Trust	1.7	1.1
274,489	188,915	Ventas, Inc.	14.5	9.9
310,995	219,149	Vornado Realty Trust	29.0	18.3
110,817	78,376	Washington Real Estate Investment Trust	3.6	2.4
201,359	142,411	Weingarten Realty Investors	5.1	3.4
905,716	646,348	Weyerhaeuser Company	19.8	12.2
40,311	22,256	Winthrop Realty Trust	0.5	0.3

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $690.0 and $480.4)			$753.3	$495.3

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

OTHER MARKETABLE SECURITIES—17.47% and 18.97%
GOVERNMENT AGENCY NOTES—10.09% and 11.75%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$15.1	Fannie Mae Discount Notes	0.172%	1/18/11	$—	$15.1
—	21.2	Fannie Mae Discount Notes	0.172%	2/1/11	—	21.2
—	43.6	Fannie Mae Discount Notes	0.183%	2/3/11	—	43.6
—	13.5	Fannie Mae Discount Notes	0.183%	2/14/11	—	13.5
—	50.0	Fannie Mae Discount Notes	0.137%	2/15/11	—	50.0
—	32.5	Fannie Mae Discount Notes	0.162%-0.178%	3/1/11	—	32.5
—	32.4	Fannie Mae Discount Notes	0.172%	3/2/11	—	32.4
—	14.0	Fannie Mae Discount Notes	0.162%	3/8/11	—	14.0
—	19.6	Fannie Mae Discount Notes	0.178%	3/21/11	—	19.6
—	31.9	Fannie Mae Discount Notes	0.162%	3/23/11	—	31.9
—	20.2	Fannie Mae Discount Notes	0.178%	4/13/11	—	20.2
2.0	—	Fannie Mae Discount Notes	0.117%	7/6/11	2.0	—
26.8	—	Fannie Mae Discount Notes	0.066%-0.203%	7/13/11	26.8	—
50.0	—	Fannie Mae Discount Notes	0.167%	7/20/11	50.0	—
14.2	—	Fannie Mae Discount Notes	0.035%	7/22/11	14.2	—
25.0	—	Fannie Mae Discount Notes	0.162%	8/3/11	25.0	—
25.0	—	Fannie Mae Discount Notes	0.157%	8/8/11	25.0	—
44.0	—	Fannie Mae Discount Notes	0.173%	8/24/11	44.0	—
26.2	—	Fannie Mae Discount Notes	0.081%	8/31/11	26.2	—
50.0	—	Fannie Mae Discount Notes	0.081%	9/7/11	50.0	—
38.3	—	Fannie Mae Discount Notes	0.086%	9/13/11	38.3	—
35.9	—	Fannie Mae Discount Notes	0.066%	9/14/11	35.9	—
7.3	—	Fannie Mae Discount Notes	0.041%	9/16/11	7.3	—
40.9	—	Fannie Mae Discount Notes	0.071%-0.152%	9/21/11	40.9	—
93.3	—	Fannie Mae Discount Notes	0.051%-0.142%	10/12/11	93.3	—
43.5	—	Fannie Mae Discount Notes	0.061%	10/26/11	43.5	—
38.8	—	Fannie Mae Discount Notes	0.081%	11/2/11	38.8	—
11.0	—	Fannie Mae Discount Notes	0.101%	11/23/11	11.0	—
—	30.0	Federal Home Loan Bank Discount Notes	0.162%	1/5/11	—	30.0
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	1/7/11	—	25.0
—	30.0	Federal Home Loan Bank Discount Notes	0.172%	1/12/11	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.183%	1/14/11	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/19/11	—	30.0
—	15.8	Federal Home Loan Bank Discount Notes	0.157%	1/20/11	—	15.8
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/21/11	—	30.0
—	36.4	Federal Home Loan Bank Discount Notes	0.122%	1/26/11	—	36.4
—	50.0	Federal Home Loan Bank Discount Notes	0.157%-0.172%	1/28/11	—	50.0
—	39.1	Federal Home Loan Bank Discount Notes	0.167%-0.178%	2/2/11	—	39.1
—	30.0	Federal Home Loan Bank Discount Notes	0.167%	2/4/11	—	30.0
—	20.1	Federal Home Loan Bank Discount Notes	0.157%	2/9/11	—	20.1
—	47.0	Federal Home Loan Bank Discount Notes	0.147%	2/16/11	—	47.0
—	41.4	Federal Home Loan Bank Discount Notes	0.157%-0.183%	2/18/11	—	41.4
—	35.4	Federal Home Loan Bank Discount Notes	0.183%	2/23/11	—	35.4
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	2/25/11	—	25.0
—	32.8	Federal Home Loan Bank Discount Notes	0.162%	3/9/11	—	32.8
—	27.7	Federal Home Loan Bank Discount Notes	0.162%	3/11/11	—	27.7

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$25.0	Federal Home Loan Bank Discount Notes	0.162%	3/16/11	$—	$25.0
—	23.8	Federal Home Loan Bank Discount Notes	0.178%	4/15/11	—	23.8
—	16.1	Federal Home Loan Bank Discount Notes	0.178%	4/29/11	—	16.1
—	20.0	Federal Home Loan Bank Discount Notes	0.211%	5/6/11	—	20.0
—	31.8	Federal Farm Credit Bank Discount Notes	0.172%	5/9/11	—	31.8
22.4	—	Federal Home Loan Bank Discount Notes	0.051%	7/6/11	22.4	—
23.6	—	Federal Home Loan Bank Discount Notes	0.076%	7/8/11	23.6	—
35.6	—	Federal Home Loan Bank Discount Notes	0.035%	7/15/11	35.6	—
100.0	100.0	Federal Home Loan Bank Discount Notes	0.217%	8/12/11	100.0	100.0
5.0	—	Federal Home Loan Bank Discount Notes	0.071%	8/17/11	5.0	—
6.7	—	Federal Home Loan Bank Discount Notes	0.081%	8/26/11	6.7	—
10.0	—	Federal Home Loan Bank Discount Notes	0.086%	9/6/11	10.0	—
39.2	—	Federal Home Loan Bank Discount Notes	0.046%-0.086%	9/9/11	39.2	—
54.3	—	Federal Home Loan Bank Discount Notes	0.086%	9/14/11	54.3	—
20.0	—	Federal Home Loan Bank Discount Notes	0.155%	1/13/12	20.0	—
—	45.9	Freddie Mac Discount Notes	0.157%-0.162%	1/3/11	—	45.9
—	82.7	Freddie Mac Discount Notes	0.183%	1/10/11	—	82.7
—	28.0	Freddie Mac Discount Notes	0.152%	1/25/11	—	28.0
—	28.2	Freddie Mac Discount Notes	0.172%	1/31/11	—	28.1
—	18.1	Freddie Mac Discount Notes	0.142%	2/22/11	—	18.1
—	49.4	Freddie Mac Discount Notes	0.162%-0.178%	3/7/11	—	49.4
—	26.7	Freddie Mac Discount Notes	0.162%	3/14/11	—	26.7
—	14.9	Freddie Mac Discount Notes	0.172%	3/21/11	—	14.9
—	24.6	Freddie Mac Discount Notes	0.183%	4/18/11	—	24.6
—	10.1	Freddie Mac Discount Notes	0.193%	4/19/11	—	10.1
40.0	—	Freddie Mac Discount Notes	0.081%	11/7/11	40.0	—
50.0	50.0	Freddie Mac Discount Notes	0.133%-0.137%	11/9/11	50.0	49.9
15.7	—	Freddie Mac Discount Notes	0.071%	7/5/11	15.7	—
8.4	—	Freddie Mac Discount Notes	0.203%	7/15/11	8.4	—
50.0	—	Freddie Mac Discount Notes	0.180%	7/18/11	50.0	—
21.6	—	Freddie Mac Discount Notes	0.132%-0.157%	7/25/11	21.6	—
21.0	—	Freddie Mac Discount Notes	0.132%	7/26/11	21.0	—
54.1	—	Freddie Mac Discount Notes	0.061%	8/8/11	54.1	—
34.7	—	Freddie Mac Discount Notes	0.147%	8/9/11	34.6	—
20.0	—	Freddie Mac Discount Notes	0.117%	8/17/11	20.0	—
50.0	—	Freddie Mac Discount Notes	0.157%	8/22/11	50.0	—
32.1	—	Freddie Mac Discount Notes	0.076%	8/29/11	32.1	—
18.8	—	Freddie Mac Discount Notes	0.076%	9/6/11	18.8	—
40.3	—	Freddie Mac Discount Notes	0.081%	9/12/11	40.3	—
20.8	—	Freddie Mac Discount Notes	0.066%	9/19/11	20.8	—
5.4	—	Freddie Mac Discount Notes	0.112%	9/20/11	5.4	—
23.5	—	Freddie Mac Discount Notes	0.112%-0.152%	9/26/11	23.5	—
19.8	—	Freddie Mac Discount Notes	0.117%	10/17/11	19.8	—
50.0	—	Freddie Mac Discount Notes	0.107%	11/28/11	50.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,465.0 and $1,484.7)					$1,465.1	$1,484.8

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

UNITED STATES TREASURY SECURITIES—7.38% and 7.22%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$32.3	United States Treasury Bills	0.130%	1/13/11	$—	$32.3
—	31.6	United States Treasury Bills	0.152%	1/27/11	—	31.6
—	32.4	United States Treasury Bills	0.129%	2/10/11	—	32.4
—	30.0	United States Treasury Bills	0.133%	2/17/11	—	30.0
—	30.0	United States Treasury Bills	0.140%	2/24/11	—	30.0
—	91.0	United States Treasury Bills	0.106%-0.137%	3/3/11	—	91.0
—	41.4	United States Treasury Bills	0.132%-0.178%	3/10/11	—	41.4
—	46.3	United States Treasury Bills	0.142%-0.163%	3/17/11	—	46.3
—	34.0	United States Treasury Bills	0.141%	3/24/11	—	34.0
—	30.0	United States Treasury Bills	0.147%	3/31/11	—	30.0
—	50.0	United States Treasury Bills	0.137%	4/7/11	—	50.0
—	38.2	United States Treasury Bills	0.148%-0.173%	4/14/11	—	38.1
—	30.0	United States Treasury Bills	0.133%-0.173%	4/21/11	—	30.0
—	25.0	United States Treasury Bills	0.173%	4/28/11	—	25.0
—	28.6	United States Treasury Bills	0.153%	5/5/11	—	28.6
—	55.0	United States Treasury Bills	0.162%-0.184%	5/12/11	—	55.0
—	49.2	United States Treasury Bills	0.190%-0.210%	5/19/11	—	49.2
—	47.1	United States Treasury Bills	0.170%-0.200%	5/26/11	—	47.1
—	0.2	United States Treasury Bills	0.061%-0.167%	6/9/11	—	0.2
—	19.3	United States Treasury Bills	0.137%-0.178%	6/16/11	—	19.3
—	4.3	United States Treasury Bills	0.168%-0.181%	6/23/11	—	4.3
55.7	—	United States Treasury Bills	0.081%	8/25/11	55.7	—
56.5	—	United States Treasury Bills	0.127%-0.130%	9/22/11	56.5	—
67.6	—	United States Treasury Bills	0.067%-0.158%	10/20/11	67.6	—
92.2	—	United States Treasury Bills	0.071%-0.188%	11/17/11	92.2	—
43.8	—	United States Treasury Bills	0.159%	7/7/11	43.8	—
50.0	—	United States Treasury Bills	0.134%	7/14/11	50.0	—
26.5	—	United States Treasury Bills	0.145%-0.148%	7/21/11	26.5	—
34.9	—	United States Treasury Bills	0.145%-0.148%	8/4/11	34.9	—
50.0	—	United States Treasury Bills	0.157%	9/1/11	50.0	—
44.0	—	United States Treasury Bills	0.115%	9/8/11	44.0	—
44.1	—	United States Treasury Bills	0.157%	9/15/11	44.1	—
10.0	—	United States Treasury Bills	0.130%	9/29/11	10.0	—
66.9	—	United States Treasury Bills	0.053%-0.059%	10/6/11	66.9	—
47.4	—	United States Treasury Bills	0.052%-0.109%	10/13/11	47.4	—
50.7	—	United States Treasury Bills	0.076%-0.089%	11/10/11	50.6	—
13.0	—	United States Treasury Bills	0.099%-0.107%	11/25/11	13.0	—
18.7	—	United States Treasury Bills	0.086%-0.101%	12/1/11	18.7	—
25.0	—	United States Treasury Bills	0.071%	12/22/11	25.0	—
27.7	—	United States Treasury Bills	0.037%-0.113%	7/28/11	27.7	—
—	29.5	United States Treasury Notes	0.148%	2/28/11	—	29.5
—	50.8	United States Treasury Notes	0.174%-0.227%	3/31/11	—	50.9
—	21.5	United States Treasury Notes	0.245%	4/30/11	—	21.5

TIAA REAL ESTATE ACCOUNT
STATEMENTS OF INVESTMENTS
June 30, 2011 and December 31, 2010
(Dollar values shown in thousands)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$33.7	United States Treasury Notes	0.237%	6/30/11	$—	$33.8
—	30.4	United States Treasury Notes	0.267%	9/30/11	—	30.4
25.0	—	United States Treasury Notes	0.276%	12/15/11	25.1	—
50.0	—	United States Treasury Notes	0.277%	1/15/12	50.3	—
20.0	—	United States Treasury Notes	0.356%	2/15/12	20.2	—
32.1	—	United States Treasury Notes	0.169%	10/31/11	32.2	—
30.4	—	United States Treasury Notes	0.267%	9/30/11	30.4	—
50.0	—	United States Treasury Notes	0.200%	11/30/11	50.2	—
6.3	—	United States Treasury Notes	0.264%	3/31/12	6.3	—
32.9	—	United States Treasury Notes	0.039%-0.132%	8/18/11	32.9	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,071.9 and $911.9)					$1,072.2	$911.9

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,536.9 and $2,396.6)	$2,537.3	$2,396.7

TOTAL MARKETABLE SECURITIES (Cost $3,226.9 and $2,877.0)	$3,290.6	$2,892.0

TOTAL INVESTMENTS (Cost $15,772.9 and $14,549.4)	$14,525.4	$12,636.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/or may result in sales of real estate-related assets to generate liquidity and (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid real estate- related investments exceeding the Account’s long-term targeted holding levels;

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2011 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	real estate limited partnerships,

•	real estate investment trusts (“REITs”), which investments may consist of common or preferred stock interests,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments.

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

SECOND QUARTER 2011 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

The U.S. economy continued to expand at a modest pace during the second quarter of 2011. The Bureau of Economic Analysis’s initial estimate of Gross Domestic Product (“GDP”) growth in the second quarter of 2011 was a gain of 1.3%, as compared with growth of 0.4% in the first quarter of 2011 and 2.3% in the fourth quarter of 2010. The anemic growth in GDP during the first half of 2011was due to a combination of global and domestic factors, including $100 per barrel oil, supply chain disruptions due to the earthquake and tsunami in Japan, a possible double dip in the U.S. housing market, and weakness in the U.S. labor market. As Federal Reserve Chairman Ben Bernanke noted in his June 7, 2011 speech at the International Monetary Conference: “Overall, the economic recovery is continuing at a moderate pace, albeit at a rate that is both uneven across sectors and frustratingly slow from the perspective of millions of unemployed and underemployed workers.” The recovery remains tentative even though business profits have remained strong and capital spending on equipment and software continues to expand. The nation’s largest businesses have access to capital at historically low rates and balance sheets are flush; however, small businesses continue to face difficulties accessing credit. Both large and small businesses remain cautious about hiring given the uncertainty about the economy and productivity gains resulting from recent capital investment. While GDP has grown for eight consecutive quarters, the recovery has been weak by historical standards.

In the same June 7, 2011 speech, Ben Bernanke observed that “.  .  .  the ability and willingness of households to spend will be an important determinant of the pace at which the economy expands in coming quarters.” Positive factors include labor market gains during the first quarter of 2011 and reductions in payroll taxes that took effect in December 2010, with many expecting the cuts to be extended into 2012. Still, considerable headwinds remain, including increases in food and energy prices, declining home values, continued tightness in credit markets, and still-high unemployment, all of which have taken a toll on consumer confidence. With prospects for consumer spending largely dependent upon improvements in labor market conditions, June’s employment report was not encouraging. Employment grew by a meager 18,000 jobs in June and the unemployment rate inched up to 9.2%. In addition, job growth in May was revised downward from 54,000 to 25,000. The slowdown in hiring in May and June was in sharp contrast to the February through April 2011 period when employment grew by an average of 215,000. Recent employment reports are emblematic of the dilemma faced by U.S. businesses which are reporting healthy profits and are eager to grow but nonetheless remain cautious about taking on new employees given the lack of clear momentum in the U.S. economy.

Aside from recent jobs reports, other economic reports and data are suggestive of underlying strength in the economy. These include solid chain store sales, healthy growth in exports, falling household debt burdens, and improving credit quality. Yet these positive indicators have not been sufficient to overcome larger global and domestic forces. Europe remains mired in a debt crisis, with lingering problems in Greece raising expectations of a default and increasing concerns about other indebted European countries. Further, many fear that fiscal austerity measures imposed in Greece and elsewhere in Europe will exacerbate current weaknesses. Reports that major European banks are curtailing credit availability and cross border lending are also troubling as such actions would also dampen economic growth. Under the most drastic scenarios, some envision the possibility that one or more countries could leave the European Union and abandon the euro. Elsewhere, tensions persist in the Middle East and Africa which feed investor uncertainty and have the potential to produce oil price shocks. There is skittishness even where local economies are thriving as in the case of China where investors are alternatively concerned about a real estate bubble, inflation, and an overheating economy.

The U.S. budget impasse also had a dampening effect on economic activity and investor sentiment; particularly as the August 2nd deadline approached. Ultimately, however, Congress approved a plan that not only raised the debt ceiling, but would also reduce more than $2 trillion in government spending over the next ten years. The deal, which was signed by President Obama only hours before the Treasury Department had signaled that the US would be unable to meet all of its financial obligations, ultimately failed to calm the financial markets as major indices tumbled after the deal was announced. The final bill was viewed by some as a compromise that put off many of the difficult decisions associated with the growing US deficit, but nonetheless provided an immediate $400 billion increase to the $14.3 trillion borrowing cap and provided for an additional $500 billion of borrowing capacity. The $900 billion increase would be matched by federal agency budget cuts over the next ten years. Further, a special bipartisan committee was established to propose an additional $1.5 trillion in deficit cuts later in the year. Furthermore, on August 5, 2011, Standard and Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Because such credit ratings action with respect to U.S. government obligations is unprecedented, the ultimate impact on global credit and financial markets (including the commercial real estate market) is uncertain. Such actions could result in increased volatility in the equity and bond markets as well as have longer term impacts on the general economy. Similarly, some economists are concerned that the upcoming budget cuts will occur while the economic recovery is especially fragile, and any positive effects of recent fiscal stimulus are diminishing.

Prior to the U.S. downgrade and stock market sell off, many economists were expecting growth and hiring to increase in the second half of 2011 as the forces which slowed the economy in the first half of the year were expected to dissipate. However, on August 9, 2011, the Federal Reserve released a statement in which it acknowledged that “…economic growth so far this year has been considerably slower than the Committee had expected.” Due to a softening job market, slightly higher unemployment and a slowdown in consumer spending, “…the Committee now expects a somewhat slower pace of recovery over the coming quarters.” As a result, the Federal Reserve indicated that it would hold short-term interest rates near zero through at least the middle of 2013. Furthermore, the Federal Reserve would also consider additional measures to stimulate the economy. Similarly, many private sector economists have trimmed growth forecasts and the consensus view of economists surveyed for the August 10, 2011 Blue Chip Economic Forecast now expect GDP growth in 2011 to average 1.8% as compared with 2.5% forecasted in July. Further downward revisions are likely given the negative impact on consumer spending given the decline in stock portfolios.

Nonetheless, economists expect GDP growth to remain positive, albeit weaker, over the balance of 2011, with further modest improvement during 2012.

The choppy global economy also affected equity markets during the second quarter. The Dow Jones Industrial Average was virtually unchanged (+0.3%) in the second quarter of 2011, while the S&P 500 fell 0.9%. Yet the market was very active, with the tech sector attracting considerable interest as a result of the Initial Public Offerings (“IPO”) of companies like LinkedIn, Pandora, and HomeAway and the expected IPOs of Facebook, Groupon, Zillow and Zynga. Investors were also sensitive to increased levels of economic risk as Treasuries and gold attracted considerable interest. At the start of the second quarter, the yield on the 10-year Treasury was roughly 3.50%; however, yields subsequently dipped to under 3.00% for the balance of the second quarter as evidence of the slowdown in the U.S. economy accumulated. Commodity prices fell after peaking early in the second quarter but had recovered much of their declines by early in the third quarter of 2011. After stock markets plunged in the third quarter of 2011, yields on the 10-year Treasury fell below 2.50% and gold prices surged to $1,700 per ounce as investors increasingly sought out safe-havens given continued economic uncertainty.

Recent trends in key economic indicators are summarized in the table below. Evidence of the moderation in economic activity was provided by second quarter’s sluggish GDP and employment growth. Overall, employment grew by 260,000 during the second quarter of 2011 versus a gain of 497,000 in the first quarter of 2011; however, private sector gains (not shown below) were stronger, with a gain of 371,000 in the second quarter of 2011 and 574,000 in the first quarter of 2011. Forecasts for 2012 indicate that employment is expected to grow by 2.4 to 2.6 million, or 600,000 to 650,000 per quarter. The unemployment rate remains elevated after inching up in May and June, but economists expect it to decline gradually over the remainder of 2011 and over the course of 2012. The consensus of economists surveyed for the July 7, 2011 Blue Chip Economic Indicators publication is for the unemployment rate to average 8.3% in 2012 as compared with 8.9% in 2011.

Economic Indicators*

	2010	2010Q1	2010Q2	2010Q3	2010Q4	2011Q1	2011Q2	Forecast
								2011	2012
Economy(1)
Gross Domestic Product (GDP)	3.0%	3.9%	3.8%	2.5%	2.3%	0.4%	1.3%	2.5%	3.0%
Employment Growth (Thousands)	940	118	543	-137	416	497	260	1,600-2,200	2,400-2,600
Interest Rates(2)
10 Year Treasury	3.21%	3.72%	3.49%	2.79%	2.86%	3.46%	3.21%	3.40%	4.00%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, including those summarized in the table below, highlight the recent sluggishness in the U.S. economy. Retail sales inched up during the second quarter of 2011 despite the moribund housing market, persistently high unemployment and the run up in oil prices. The housing market remains depressed with existing home sales dropping during the quarter, and sales falling 8.8% compared to June, 2010. While mortgage interest rates are very attractive, realtors believe that tight underwriting standards have curtailed sales. The housing sector, and particularly new construction, has historically been a primary driver of economic activity in post-recession recoveries, but housing starts have fallen to historic lows due to a glut of new and existing homes being offered for sale, and housing construction has not provided its traditional post-recession boost.

Broad Economic Indicators*

	Full Year		April 2011	May 2011	June 2011
	2009	2010
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	0.4%	0.2%	-0.2%
Retail Sales (excl. auto, parts & gas)	-2.9%	4.2%	0.2%	0.2%	0.2%
Existing Home Sales	4.9%	-4.8%	-1.8%	-3.8%	-0.8%
New Home Sales	-22.9%	-13.9%	3.9%	-0.6%	-1.0%
Single-family Housing Starts	-28.5%	5.9%	-1.7%	0.7%	9.4%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.0%	9.1%	9.2%

*	Data subject to revision

Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The July 27, 2011 Beige Book reported that economic activity continued to expand in all twelve Federal Reserve Districts (“Districts”) since the June 2011 report. However, eight Districts reported that economic activity had decelerated somewhat while four others reported a continuation of modest growth. Manufacturing activity generally continued to expand, though some slowing in the pace of growth was reported. Consumer spending improved, possibly due to lower gasoline prices since the previous report. Residential real estate showed continued weakness across most Districts, except in the rental segment where market conditions strengthened and construction picked up in some Districts. Commercial real estate conditions were generally characterized as weak since the last report though there have been scattered signs of a pickup. Labor market conditions remained soft across most Districts, and wage pressures generally remained moderate across Districts and occupations. In short, regional reports provided anecdotal confirmation of the moderation in economic activity that occurred during the second quarter of 2011.

Federal Reserve Board members and private sector economists had both expected economic activity to increase in the second half of 2011 as the impact of higher food and energy prices dissipated. Recent developments are yet another unexpected turn for the U.S. economy in the second half of the year, but growth and hiring are both expected to continue in the coming quarters, albeit at a lackluster pace. Nonetheless, the slowdown in the U.S. economy during the second quarter and the sluggishness evident thus far in the third quarter suggest that the economic recovery will again be prolonged. While the near-term economic outlook is unsettled, commercial real estate is a lagging sector which could tolerate short-term market volatility without measurable damage to property fundamentals. Real estate fundamentals are likely to experience a lull in the near term as decisions about leasing and hiring are temporarily delayed but are expected to improve in the future as economic conditions strengthen.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the quarter ended June 30, 2011 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate investment activity remained robust during the second quarter of 2011 despite sluggish economic activity and minimal improvement in underlying commercial real estate fundamentals. Conditions are strongest for the apartment market and weaker for office, industrial and retail markets. Apartment markets across the country have seen vacancy rates decline and rents increase. For other property types, vacancy rates remain elevated but continued to decline slightly during the second quarter of 2011. Similarly, office, industrial and retail rents have stabilized in most markets, while rents in a handful of major markets have started to increase, albeit modestly. Leasing activity continues to improve but generous concessions are still needed in most markets to secure tenants. For the most part, tenants remain cautious and continue to look for ways to cut costs, but some see opportunities to lock in space at favorable rates given the modest improvement in economic activity and the stabilization in market conditions.

Commercial property sales continued to show strong gains during the second quarter of 2011, reflective of the renewed interest in commercial real estate by pension funds and foreign investors and strong acquisition activity of REITs. Preliminary estimates from Real Capital Analytics indicate that sales of office, industrial, retail and apartment property totaled $45 billion in the second quarter of 2011, up 60% from the first quarter of 2011 and up 150% compared with the second quarter of 2010. Transaction volume in the second quarter was boosted by the $9 billion sale of a portfolio of retail properties, but sales gains were nonetheless sizeable even if this large sale was excluded from the quarter’s totals. The office and apartment sectors were most active, and investor interest remained concentrated on major markets such as Washington DC, New York, Boston, Chicago, San Francisco and Los Angeles. Sales activity in secondary and tertiary markets has picked up as well but continues to trail major markets by a wide margin.

The increase in sales activity has pushed prices up, as reflected by the Green Street Advisors’ Commercial Property Price Index (“CPPI”). The CPPI is based largely on real-time transactions—which have been occurring primarily in major markets—and is weighted by property value such that the larger properties have a proportionally larger impact on the index. As such, the CPPI has increased 20% over the past 12 months, including a 5% increase in the second quarter of 2011. Commercial property prices as measured by the index have recovered the majority of the declines experienced during the 2007-2009 downturn, with Green Street estimating that prices are now roughly 10% below their all-time August 2007 highs. According to Green Street, three factors are responsible for the rebound in prices: (1) plunging return hurdles across most asset classes; (2) a dearth of distressed sellers; and (3) a quicker than expected rebound in fundamentals in some major property sectors.

Asset values continued to rise in the second quarter of 2011, contributing to robust total returns for the commercial property sector. For the four quarter period ending June 30, 2011, NCREIF Property Index (NPI) returns were 16.7%, consisting of a 6.4% income return and a 9.8% capital return. By comparison, returns for the four quarter period ending March 31, 2011 were 16.0%. Returns have now been positive across the four major property types for six consecutive quarters.

Data for the Account’s top five markets in terms of market value as of June 30, 2011 are provided below. These markets represent 44% of the Account’s total real estate portfolio. During the second quarter of 2011, the New York-Wayne-White Plains metropolitan area became the Account’s second largest market as a result of the acquisition of one multi-family building and the fee interest encumbered by a ground lease located in New York City. Boston, Los Angeles and San Francisco subsequently moved down one position and Houston became the Account’s sixth largest market (not shown). As shown below, the average percent leased of properties in all of the Account’s top five markets exceed 90%.

Metropolitan Area	Account % Leased Fair Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	95.6%	9	14.3%	10.8%
New York-Wayne-White Plains NY-NJ	98.4%	5	9.3%	7.0%
Boston-Quincy MA	90.2%	6	7.6%	5.7%
Los Angeles-Long Beach-Glendale CA	94.9%	8	6.7%	5.0%
San Francisco-San Mateo-Redwood City CA	94.2%	4	6.1%	4.6%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate inched down for the fourth consecutive quarter to 16.2% in the second quarter of 2011 as compared to 16.4% in the first quarter of 2011. By comparison, the vacancy rate for the Account’s office portfolio decreased to 10.3% as of the second quarter of 2011 as compared with 13.8% in the first quarter of 2011. As shown in the table below, the vacancy rate of properties owned by the Account in the top five office markets remained well below their respective market averages. The vacancy rate of the Account’s properties in Seattle is below the market average but increased slightly to 10.2% in the second quarter due to the lease expiration of a medium-sized tenant.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q1	2011Q2	2011Q1	2011Q2

Office	National			13.8%	10.3%	16.4%	16.2%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,253.7	8.6%	7.2%	6.4%	13.2%	13.3%
2	Boston-Quincy MA	$725.8	5.0%	13.4%	12.1%	13.1%	13.1%
3	San Francisco-San Mateo-Redwood City CA	$594.7	4.1%	8.2%	6.2%	12.8%	12.0%
4	Seattle-Bellevue-Everett WA	$482.9	3.3%	9.0%	10.2%	16.4%	15.8%
5	Houston-Bay Town- Sugar Land TX	$403.0	2.8%	8.2%	6.2%	15.4%	15.3%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

The Account’s results for the second quarter of 2011 are largely consistent with the continued, if modest, improvement in economic conditions at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the second quarter of 2011, the financial sector continued to struggle, adding no new jobs after a loss of 6,000 in the first quarter of 2011. Banks and financial firms have been paring payrolls largely because of pending regulatory changes that will be instituted as a result of the financial. However, the professional and business services sector continued to expand in the second quarter, albeit at a more modest pace, adding 102,000 jobs in the quarter, following a gain of 164,000 in the first quarter of 2011. Further improvement in office market conditions can be expected if employment growth picks up steam over the second half of 2011 as is expected.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. Eight consecutive quarters of GDP growth, a 0.8% increase in industrial production during the second quarter of 2011, and a rebound of global trade flows have all contributed to the modest improvement in the U.S. industrial market conditions. During the second quarter of 2011, the national industrial availability rate declined to 13.9% as compared to 14.1% in the first quarter of 2011. By comparison, the vacancy rate for the Account’s industrial property portfolio decreased to an average of 6.8% in the second quarter of 2011 as compared with 9.5% in the first quarter of 2011. The vacancy rate of the Account’s properties in three of its top five industrial markets declined sharply during the second quarter, and the average vacancy rate of properties in a fourth top market remained below the market average but inched up during the quarter. The vacancy rate of the Account’s properties in Atlanta increased due to the lease expiration of a large tenant at the end of the quarter.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q1	2011Q2	2011Q1	2011Q2

Industrial	National			9.5%	6.8%	14.1%	13.9%

1	Riverside-San Bernardino-Ontario CA	$442.7	3.0%	7.7%	3.5%	13.3%	12.5%
2	Dallas-Plano-Irving TX	$182.4	1.3%	7.2%	1.3%	15.3%	15.3%
3	Chicago-Naperville-Joliet IL	$114.0	0.8%	2.2%	3.7%	15.7%	15.8%
4	Los Angeles-Long Beach-Glendale CA	$97.7	0.7%	16.7%	8.8%	7.2%	7.3%
5	Atlanta-Sandy Springs- Marietta GA	$93.2	0.6%	12.4%	14.7%	18.6%	18.2%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. Account vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Preliminary data from CBRE-EA indicate that apartment markets tightened further in the second quarter of 2011. The national vacancy rate averaged 5.4% in the second quarter as compared to 6.0% in the second quarter of 2010. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) Vacancy rates declined in 43 of the 60 markets tracked by CBRE-EA, with effective rents, which include concessions like free rent, rising in all markets except Las Vegas. The improvement in market conditions has been due to a combination of a decline in home-ownership rates as a result of the housing crisis and an increase in household formations as a result of modest job growth. Consistent with conditions at the national level, the vacancy rate of the Account’s multi-family portfolio declined to an average of 2.3% in the second quarter of 2011 versus 3.6% in the first quarter of 2011. As shown in the table below, the average vacancy rate for the Account’s properties in all of its top apartment markets was well below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q1	2011Q2	2011Q1	2011Q2

Apartment	National			3.6%	2.3%	6.3%	5.4%

1	New York-Wayne-White Plains NY-NJ	$350.1	2.4%	2.0%	0.9%	5.5%	5.4%
2	Washington-Arlington- Alexandria DC-VA-MD-WV	$236.1	1.6%	5.0%	3.2%	4.3%	3.8%
3	Houston-Bay Town- Sugar Land TX	$233.8	1.6%	5.2%	2.3%	9.8%	8.8%
4	Denver-Aurora CO	$227.1	1.6%	2.6%	0.6%	5.4%	4.6%
5	Atlanta-Sandy Springs- Marietta GA	$131.6	0.9%	2.7%	2.8%	10.2%	9.0%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased units.

Retail

Retail market conditions continued to reflect weakness in consumer spending due to job worries, persistently high unemployment and the recent run-up in food and energy prices. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.7% in the second quarter of 2011 as compared with an increase of 2.4% in the first quarter of 2011. Availability rates in neighborhood and community centers inched up for the second consecutive quarter to 13.3% in the second quarter as compared to 13.2% in the first quarter of 2011. As with consumers, retailers remain cautious about taking new space given the modest growth in consumer spending and the lackluster economic recovery. Contrary to trends at the national level, the vacancy rate for the Account’s retail portfolio declined to 10.8% during the second quarter of 2011 as compared with 14.6% in the first quarter of 2011. The vacancy rate of the Account’s retail portfolio is now well below-average, and the portfolio vacancy rate has declined two consecutive quarters. Prospects for the retail portfolio appear promising provided the modest growth in consumer spending continues over the near term.

Outlook

Despite softness in the U.S. and global economy, commercial real estate market conditions continued to improve in the second quarter of 2011. Commercial property values and returns also improved further. Nonetheless, recent softness in the economy coupled with U.S. and European debt concerns provide an uncertain backdrop for commercial real estate as business leaders require a clearer picture of their business prospects when making long-term space decisions. Space decisions are especially difficult now given the reluctance to hire new employees. Nonetheless, economists expect economic conditions to strengthen in the coming quarters. Similar forecasts have been made in prior quarters but have failed to materialize due to the lingering effects of the financial crisis on the U.S. and global economy. However, if economic conditions do strengthen in the second half of 2011 and into 2012 as is being projected, commercial real estate fundamentals are likely to improve further as well. Moderate economic growth in combination with minimal construction has historically provided a favorable backdrop for the commercial real estate sector.

Management’s strategies for navigating through the recent downturn included a realignment of the property portfolio’s geographic and property sector concentrations to target major markets and achieve a more balanced mix of property types. In addition to the sale of non-target market properties in 2010 and a reduction in the Account’s level of debt and its overall interest rate, Management has focused on maintaining the Account’s income returns through aggressive property management and leasing in combination with expense management. Management believes that results for the second quarter of 2011 demonstrate the incremental improvements resulting from execution of the strategy as the Account’s property portfolio was 91.6% leased. By comparison, the Account’s property portfolio was 87.8% leased as of the first quarter of 2011. During the second quarter of 2011, the Account’s real estate assets experienced a 1.71% income return and a 4.14% capital return. As shown in the graph below, returns for the second quarter of 2011 were the fifth consecutive quarter of positive income and capital returns.

Realignment of the Account continued in the second quarter of 2011 with the sale of joint venture interests in four storage facilities and the purchase of four multi-family properties, one industrial property, and the fee interest encumbered by a ground lease on an office building on Park Avenue in New York City. Realignment of the portfolio continued early in the third quarter of 2011 with the sale of two suburban office buildings in non-target markets. These investment activities have further contributed to the rebalancing of the Account’s property type mix and allocation to target markets.

The Account continued to maintain a sizeable cash position as of the end of the second quarter of 2011. The Account’s cash position increased by roughly $900 million during the second quarter despite new investments totaling roughly $821 million during the quarter. Participant inflows during the first half of 2011 have been sizeable, and while inflows moderated somewhat during the second quarter of 2011, they have continued during the early part of the third quarter of 2011. Management intends to manage the inflow of funds, to the extent it continues at or near its recent pace, such that it maximizes the performance of the Account in accordance with its investment objective and strategy. Investment activities will include the active pursuit of new investment acquisitions with a focus on direct, privately owned real estate, along with liquid real estate-related securities. Potential acquisitions are evaluated in the context of overall Account objectives, with an emphasis on industrial, retail, and multi-family properties in order to reduce the Account’s exposure to the office sector. Management believes that the combination of repositioning activities undertaken in 2010 and the first half of 2011, coupled with a disciplined and strategic acquisitions program in the remaining quarters of 2011, should position the Account to benefit from the ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. While commercial property prices have increased measurably from their lows in the latter half of 2009, Management believes that properties can still be acquired at prices that represent reasonable value particularly in comparison to replacement cost. Emphasis will continue to be given to institutional quality properties that have a strong occupancy history and favorable tenant rollover schedules.

Investments as of June 30, 2011

As of June 30, 2011, the Account had total net assets of $12.6 billion, a 16.8% increase from December 31, 2010. The increase of the Account’s net assets as of June 30, 2011 as compared to December 31, 2010 was primarily caused by the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, as well as an increase in participant activity into the Account during the period.

As of June 30, 2011, the Account owned a total of 104 real estate property investments (93 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 37 office property investments (four of which were held in joint ventures and one located in London, England), 25 industrial property investments (including one held in a joint venture), 24 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 104 real estate property investments, 30 are subject to debt (including seven joint venture property investments).

The outstanding principal for mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2011 was $1.9 billion. The Account’s proportionate share of outstanding principal for mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Statements of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2011 was $3.5 billion, which represented a loan to value ratio of 21.9%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.9% of total real estate investments and 4.5% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits, although proceeds from sales of real estate investments do play a role in the Account’s cash management generally. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, including to reallocate the Account’s exposure to or away from certain property types in certain geographic locations; and/or (v) otherwise do not satisfy the investment objectives or strategy of the Account. The Account will reinvest any sale proceeds that management doesn’t believe it will need to pay operating expenses, fund other obligations (such as debt obligations and funding commitments under limited partnership agreements) or to meet redemption requests (e.g., cash withdrawals or transfers).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2011.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	23.2%	15.5%	9.4%	1.1%	2.5%	51.7%
Apartment	6.8%	5.7%	4.9%	0.0%	0.0%	17.4%
Industrial	1.4%	6.8%	3.7%	1.2%	0.0%	13.1%
Retail	3.1%	1.2%	7.5%	0.3%	2.2%	14.3%
Other(3)	3.1%	0.2%	0.1%	0.1%	0.0%	3.5%

Total	37.6%	29.4%	25.6%	2.7%	4.7%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	647.1	(b)	5.91	4.45
Four Oaks Place	Houston	TX	Office	403.0		3.68	2.77
Fourth and Madison	Seattle	WA	Office	350.3	(c)	3.20	2.41
DDR Joint Venture	Various	USA	Retail	333.5	(d)	3.05	2.30
50 Fremont	San Francisco	CA	Office	325.2	(e)	2.97	2.24
780 Third Avenue	New York City	NY	Office	325.2		2.97	2.24
425 Park Avenue	New York	NY	Other(f)	320.0		2.92	2.20
99 High Street	Boston	MA	Office	273.1	(g)	2.49	1.88
Westferry Circus	London	UK	Office	268.6	(h)	2.45	1.85
The Newbry	Boston	MA	Office	266.7		2.44	1.84

(a)

Value as reported in the June 30, 2011 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt with fair value of $220.3M.

(c)	This property investment is presented gross of debt with fair value of $149.9M.

(d)	This property is held in a 85%/15% joint venture and consists of 42 retail properties located in 13 states and is presented net of debt with a fair value of $999.4 million.

(e)	This property investment is presented gross of debt with fair value of $138.2M.

(f)	This property investment is fee interest encumbered by a ground lease real estate investment.

(g)	This property investment is presented gross of debt with fair value of $185.4M.

(h)	This property investment is presented gross of debt with fair value of $213.0M.

As of June 30, 2011, the Account also held investments in real estate limited partnerships representing 2.0% of total investments, real estate-related marketable securities representing 5.2% of total investments, and U.S. Treasury securities and government agency notes representing 17.5% of total investments.

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Performance

The Account’s total return was 7.7% for the six months ended June 30, 2011 as compared to 2.4% for the six months ended June 30, 2010. The Account’s performance during 2011 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, income from property investments and marketable securities, and an increase in unrealized gains on investments.

The Account’s annualized total returns (after expenses) over the one, three, five, and ten year periods ended June 30, 2011 were 19.1%, -9.1%, -1.9%, and 3.7%, respectively. As of June 30, 2011, the Account’s annualized total return since inception was 5.5%.

The Account’s total net assets increased to $12.6 billion at June 30, 2011 from $8.6 billion at June 30, 2010. The primary driver of this 47.4% increase was net participant activity into the Account and the appreciation of the Account’s invested assets.

Net Investment Income

The table below shows the results of operations for the six months ended June 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$434.0	$429.4	$4.6	1.1%

Real estate property level expenses and taxes:
Operating expenses	111.8	107.1	4.7	4.4%
Real estate taxes	54.5	59.8	(5.3)	-8.9%
Interest expense	53.8	49.4	4.4	8.9%

Total real estate property level expenses and taxes	220.1	216.3	3.8	1.8%

Real estate income, net	213.9	213.1	0.8	0.4%
Income from real estate joint ventures and limited partnerships	53.1	41.5	11.6	28.0%
Interest	2.1	1.0	1.1	110.0%
Dividends	6.8	—	6.8	100.0%

TOTAL INVESTMENT INCOME	275.9	255.6	20.3	7.9%

Expenses:
Investment advisory charges	26.2	22.9	3.3	14.4%
Administrative charges	14.3	9.7	4.6	47.4%
Distribution charges	4.0	2.7	1.3	48.1%
Mortality and expense risk charges	2.9	2.0	0.9	45.0%
Liquidity guarantee charges	10.0	5.8	4.2	72.4%

TOTAL EXPENSES	57.4	43.1	14.3	33.2%

INVESTMENT INCOME, NET	$218.5	$212.5	$6.0	2.8%

Real estate rental income increased $4.6 million or 1.1% during the first six months of 2011 as compared to the comparable period of 2010. Rental income increased $6.5 million as a result of property acquisitions during the first six months of 2011, offset by a net $1.9 million reduction in income from the remaining properties.

Operating expenses increased during the first six months of 2011 as compared to the comparable period of 2010 by $4.7 million, or 4.4%. The increase was driven by a $2.1 million increase from newly acquired properties during the first six months of 2011 and an increase of $2.6 million in general property operating expenses.

Real estate taxes decreased $5.3 million or 8.9% during the first six months of 2011 as compared to the comparable period of 2010. The decrease in real estate taxes is a result of lower tax assessments at various properties and property dispositions offset by current property acquisitions.

Interest expense increased $4.4 million, or 8.9% during the first six months of 2011 as compared to the comparable period of 2010. The increase was attributable to mortgage loans payable having higher interest rates during the first six months of 2011 as compared to the comparable period of 2010, as a result of debt obligations added during the third quarter of 2010 having higher interest rates than the debt obligations repaid during the same quarter.

Income from real estate joint ventures and limited partnerships increased $11.6 million or 28.0% during the first six months of 2011 as compared to the comparable period of 2010. The increase was attributable to increased distributions from the joint ventures and limited partnerships as a result of increased revenues.

The Account’s expenses increased $14.3 million or 33.2% during the first six months of 2011 as compared to the comparable period of 2010. The increase in Account level expenses was primarily due to the increase in the Account’s net assets as of June 30, 2011 as compared to June 30, 2010. The Account’s net assets were $12.6 billion at June 30, 2011 as compared to $8.6 billion as of June 30, 2010, a 47.4% increase in net assets. Account level expenses charged to the Account, as discussed in Note 2—Management Agreements and Arrangements to the financial statements included herein, are driven by the costs associated with managing the Account which generally correspond to the level of assets under management. Additionally, the increase in the liquidity guarantee charge was associated with the six basis point increase effective May 1, 2011.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(9.3)	$(1.2)	$(8.1)	675.0%
Real estate joint ventures and limited partnerships	(8.5)	(153.3)	144.8	-94.5%
Marketable securities	3.7	—	3.7	100.0%

Total net realized loss on investments:	(14.1)	(154.5)	140.4	-90.9%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	466.4	23.3	443.1	N/M
Real estate joint ventures and limited partnerships	152.9	155.9	(3.0)	-1.9%
Marketable securities	50.4	0.1	50.3	N/M
Mortgage loans receivable	—	1.4	(1.4)	-100.0%
Mortgage loans payable	(0.5)	(34.3)	33.8	N/M

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	669.2	146.4	522.8	357.1%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$655.1	$(8.1)	$663.2	N/M

N/M	– Not meaningful

Real estate properties:

During the first six months of 2011, the Account experienced net realized and unrealized gains on investments and mortgage loans payable of $655.1 million compared to net realized and unrealized losses of $8.1 million for the comparable period of 2010. The increase in net realized and unrealized gains on investments and mortgage loans payable for the first six months of 2011 as compared to the comparable period of 2010 was primarily a result of net unrealized gains on the Account’s real estate property, joint venture and limited partnership investments.

Net realized losses in the Account are due to the sale of real estate property and joint venture investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property underlying the Account’s investments in joint ventures.

Net unrealized gains in the Account are attributed to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels. Additionally, the Account experienced foreign exchange gains of $30.2 million from its two international properties during the first six months of 2011 as compared to losses of $62.4 million for the comparable period of 2010.

Real estate joint ventures and limited partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $144.4 million for the first six months of 2011 compared to net realized and unrealized gains of $2.6 million for the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional disclosure regarding the sale of real estate property.

Net unrealized gains on joint ventures and limited partnerships were due to increases in value of the existing real estate assets underlying the investments due to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels.

Marketable securities:

The Account’s marketable securities position was $3.3 billion, which was comprised of $753.3 million of real estate related marketable securities and $2.5 billion of other short term marketable securities, comprised of U.S. Treasury securities and government agency notes. The Account experienced net realized and unrealized gains of $54.1 million from marketable securities as a result of increases in the value of its real estate related marketable securities.

Mortgage loans receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage loans payable:

Mortgage loans payable experienced unrealized losses of $0.5 million during the first six months of 2011 compared to unrealized losses of $34.3 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Of the $0.5 million unrealized loss $4.9 million was related to valuation decreases offset by $5.4 million from foreign exchange adjustments as a result of a weakening U.S. dollar.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Performance

The Account’s total return was 4.1% for the second quarter of June 30, 2011 as compared to 4.4% for the comparable period of 2010. The Account’s performance during 2011 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, income from property investments and marketable securities, and an increase in unrealized gains on investments.

Net Investment Income

The table below shows the results of operations for the second quarter ended June 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.9	$216.7	$7.2	3.3%

Real estate property level expenses and taxes:
Operating expenses	54.0	47.8	6.2	13.0%
Real estate taxes	27.3	30.0	(2.7)	-9.0%
Interest expense	27.4	24.8	2.6	10.5%

Total real estate property level expenses and taxes	108.7	102.6	6.1	5.9%

Real estate income, net	115.2	114.1	1.1	1.0%
Income from real estate joint ventures and limited partnerships	32.0	22.5	9.5	42.2%
Interest	1.0	0.6	0.4	66.7%
Dividends	4.4	—	4.4	100.0%

TOTAL INVESTMENT INCOME	152.6	137.2	15.4	11.2%

Expenses:
Investment advisory charges	12.0	12.0	0.0	0.0%
Administrative charges	7.4	4.2	3.2	27.8%
Distribution charges	2.1	1.1	1.0	90.9%
Mortality and expense risk charges	1.5	1.0	0.5	50.0%
Liquidity guarantee charges	5.8	3.0	2.8	93.3%

TOTAL EXPENSES	28.8	21.3	7.5	35.2%

INVESTMENT INCOME, NET	$123.8	$115.9	$7.9	6.8%

Real estate rental income increased $7.2 million or 3.3% during the second quarter of 2011 as compared to the comparable period of 2010. The increase was primarily due to an increase of $6.0 million in rental income as a result of properties acquired during the later part of the first quarter and during second quarter of 2011.

Operating expenses increased during the second quarter of 2011 as compared to the comparable period of 2010 by $6.2 million, or 13.0%. The increase in operating expense was related to a $2.1 million increase as a result of property acquisitions during the quarter with the remaining $4.1 million resulting from increases in general expenses of $3.1 million and bad debt expense of $1.0 million.

Real estate taxes decreased $2.7 million or 9.0% during the second quarter of 2011 as compared to the comparable period of 2010. The decrease in real estate taxes is a result of lower tax assessments at various properties and property dispositions offset by current property acquisitions.

Interest expense increased $2.6 million, or 10.5% during the second quarter of 2011 as compared to the comparable period of 2010. The increase was attributable to mortgage loans payable having higher interest rates during the first quarter of 2011 as compared to the comparable period of 2010, as a result of debt obligations added during the third quarter of 2010 having higher interest rates than the debt obligations repaid during the same quarter.

Income from real estate joint ventures and limited partnerships increased $9.5 million or 42.2% during the second quarter of 2011 as compared to the comparable period of 2010. The increase was attributable to increased distributions from the joint ventures and limited partnerships as a result of increased revenues from lower vacancy rates.

The Account’s expenses increased $7.5 million or 35.2% during the second quarter of 2011 as compared to the comparable period of 2010. The increase in Account level expenses was due to the increase in the Account’s net assets as of June 30, 2011 as compared to June 30, 2010. The Account’s net assets were $12.6 billion at June 30, 2011 as compared to $8.6 billion at June 30, 2010, a 47.4% increase in net assets. Account level expenses charged to the Account, as discussed in Note 2—Management Agreements and Arrangements to the financial statements included herein, are driven by the costs associated with managing the Account which generally correspond to the level of assets under management. Additionally, the increase in the liquidity guarantee charge was associated with the six basis point increase effective May 1, 2011.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the second quarter of June 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate joint ventures and limited partnerships	$(7.0)	$—	$(7.0)	100.0%
Marketable securities	1.8	—	1.8	100.0%

Total net realized loss on investments:	(5.2)	—	(5.2)	100.0%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	270.9	212.7	58.2	27.4%
Real estate joint ventures and limited partnerships	88.9	35.5	53.4	150.4%
Marketable securities	15.9	0.1	15.8	N/M
Mortgage loans receivable	—	1.2	(1.2)	-100.0%
Mortgage loans payable	(1.9)	(8.5)	6.6	-77.6%

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	373.8	241.0	132.8	55.1%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$368.6	$241.0	$127.6	52.9%

N/M	– Not Meaningful

Real estate properties:

During the second quarter of 2011, the Account experienced net realized and unrealized gains on investments and mortgage loans payable of $368.6 million compared to unrealized gains of $241.0 million for the comparable period of 2010. The increase in net realized and unrealized gains on investments and mortgage loans payable for the second quarter of 2011 as compared comparable period of 2010 were primarily a result of net unrealized gains on the Account’s real estate property, joint venture and limited partnership investments.

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property underlying the Account’s investments in joint ventures.

Net unrealized gains in the Account are attributed to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels. Also, the Account experienced foreign exchange gains of $6.1 million from its two international properties during the second quarter of 2011 as compared to losses of $24.9 million for the comparable period of 2010.

Real estate joint ventures and limited partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $81.9 million for the second quarter of 2011 compared to unrealized gains of $35.5 million for the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional disclosure regarding the sale of real estate property.

Net unrealized gains on joint ventures and limited partnerships were due to increases in value of the existing real estate assets underlying the investments due to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels.

Marketable securities:

The Account’s marketable securities position was $3.3 billion, which was comprised of $753.3 million of real estate related marketable securities and $2.5 billion of other short term marketable securities, comprised of U.S. Treasury securities and government agency notes. The Account experienced net realized and unrealized gains of $17.7 million from marketable securities as a result of increases in the value of its real estate related marketable securities.

Mortgage loans receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage loans payable:

Mortgage loans payable experienced unrealized losses of $1.9 million during the second quarter of 2011 compared to unrealized losses of $8.5 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Of the $1.9 million unrealized loss, $1.5 million was related to valuation increases and $0.4 million from foreign exchange adjustments as a result of a weakening U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.6 billion and $2.4 billion, respectively (20.2% and 22.3% of the Account’s net assets at such dates, respectively). When compared to December 31, 2010, the Account’s non-real estate-related liquid assets have increased $143.2 million. This increase is primarily the result of increased net participant activity into the Account (in particular, transfers into the Account), income generated from its real estate investments and limited partnerships, and proceeds from sales of real estate properties.

During the second quarter of 2011, the Account received $559.8 million in premiums as compared to $819.6 million received during the first quarter of 2011. Premiums received included $369.4 million of participant transfers as compared to $620.9 million during the first quarter of 2011. The Account had participant outflows of $209.9 million in annuity payments during the second quarter of 2011 as compared to $222.9 million during the first quarter of 2011, the vast majority of which was comprised of withdrawals and death benefits.. Withdrawals and death benefits during the second quarter of 2011 included 102.9 million of participant transfers out of the Account as compared to $122.1 million during the first quarter of 2011. Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective March 31, 2011, as discussed in more detail in the Liquidity Guarantee section below.

During the first six months of 2011, the Account received $1.4 billion in premiums, which included $990.3 million of participant transfers into the Account. The Account had outflows of $432.8 million in annuity payments, withdrawals and death benefits, which included $225.0 million of participant transfers out of the Account. During the second quarter of 2010, the Account received $947.9 million in premiums, which included $620.8 million of participant transfers into the Account. The Account had outflows of $470.8 million in annuity payments, withdrawals and death benefits, which included $321.3 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through June 30, 2011, the TIAA general account did not purchase or redeem any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

Effective March 31, 2011, (or such later date as indicated in the contract or contract endorsement) individual participants will be limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions and currently impacts those participants with contracts issued in a jurisdiction that has approved the limitation. Management believes that, compared to periods prior to the transfer limitation being in effect, participant transfer inflow activity will continue to be tempered following the effective date of this limitation as jurisdictions approve such limitation. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of June 30, 2011, TIAA owned approximately 9.0% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. The independent fiduciary has indicated to management its intention to initiate systematic redemptions of the liquidity units held by the TIAA General Account at such times as it deems appropriate. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash, cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. As of June 30, 2011 no liquidity units were required to be repurchased by the Account, which held 20.2% of its net assets in such liquid non-real estate-related investments (along with its cash and cash equivalents).

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

The independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. There is no guarantee that the independent fiduciary will cause redemptions in the near term and even if redemptions do commence, management cannot predict the time period over which such redemptions would continue. Further, neither management nor the independent fiduciary can predict when TIAA’s liquidity units may be redeemed in full.

Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income increased to $218.5 million for the six months ended June 30, 2011 from $212.5 million for the comparable period of 2010. Total investment income increased as a result of increased income from joint ventures and limited partnerships, interest income, and dividend income, offset by higher Account expenses as a result of higher average net assets over the period.

As of June 30, 2011, cash and cash equivalents, along with real estate-related and non real estate-related marketable securities comprised 26.2% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of June 30, 2011, $731.0 million in principal amount of debt obligations will mature through June 30, 2012, all of which are related to the Account’s share of debt associated with its investments in joint ventures. Management believes that the Account, and the joint venture entities in which the Account invests, will have the ability to address these obligations in a number of ways, including among others, refinancing or extending such debt or repaying the principal due at maturity.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2011 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of June 30, 2011, management has reduced the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to less than 30% and intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

As of June 30, 2011, the Account’s loan to value ratio was 21.9%.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2011. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Residence at Rivers Edge—Medford, MA

On April 11, 2011, the Account purchased a multi-family property located in Medford, Massachusetts, for $80.1 million. The property is comprised of 222 units and was 94.1% occupied at the time of purchase. The property was built in 2009.

The Palatine—Arlington, VA

On May 16, 2011, the Account purchased a multi-family property located in Arlington, Virginia, for $142.4 million. The property is comprised of 262 units and was 94.6% occupied at the time of purchase. The property was built in 2008.

The Pepper Building—Philadelphia, PA

On May 20, 2011, the Account purchased a multi-family property located in Philadelphia, Pennsylvania for $51.3 million. The property is comprised of 185 units and was 96.2% occupied at the time of purchase. The property was built in 1927 and redeveloped for residential use in 2010.

425 Park Avenue—New York, NY

On May 26, 2011, the Account purchased a 100% fee interest in land and improvements, as encumbered by a ground lease and master lease on such interest, at 425 Park Avenue in New York, NY (the “Fee Interest”) for $315.9 million. Currently constructed on the land is a 559,763 square foot, 100% leased office building (the “Improvements”). The Fee Interest position will remain senior to any encumbrance placed on the Improvements or the master lessee’s interest therein. The Fee Interest is encumbered by a ground lease which expires April 2015 and a master lease which expires July 2090. The master lease is a lease between the Account and 425 Park Avenue Ground Lease, L.P., an affiliate of L&L Holdings, a New York City investment firm, (“L&L”). The master lease grants L&L the right to receive the ground rents payable under the ground lease through its expiration in April 2015. Upon expiration of the ground lease, the master lease generally allows L&L the rights to directly re-lease the Improvements as the leases then in place expire, and control the Improvements until the expiration of the master lease in 2090.

The rental income stream from the master lease is based on an initial fixed lease schedule of $19.86 per square foot annually with set increases beginning in August 2015 and incrementally increasing every five years thereafter. Thereafter on August 2045, the master lease payments to the Account will reset every five years, either at the greater of market value or based on fixed step-ups.

The Corner—New York, NY

On May 31, 2011, the Account purchased a multi-family property located in New York, New York for $210.3 million. Concurrent with the acquisition, financing in the amount of $105.0 million was placed on the asset. The property is comprised of 196 units and was 100% leased at the time of purchase. The property was built in 2010.

Sales

Storage Portfolio I, LLC—Various

On April 1, 2011, self storage warehouses located in Euless, Texas and Orem, Utah were sold by the Account’s Storage Portfolio I, LLC Joint Venture (the “Storage Portfolio”). The Account holds a 75.0% interest in the Storage Portfolio. The Account’s portion of the net sales price was $5.4 million. The Account realized a gain from the sale of $1.3 million, the majority of which had been previously recognized as an unrealized gain in the Account’s Statement of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $4.1 million according to the records of the Account.

On May 19, 2011, two self storage facilities located in Fort Worth, Texas were sold by the Account’s Storage Portfolio. The Account’s portion of the net sales price was $2.8 million. The Account realized a loss from the sale of $0.5 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statement of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $3.3 million according to the records of the Account.

On May 25, 2011, a self storage warehouse located in Port Richie, Florida was sold by the Account’s Storage Portfolio. The Account’s portion of the net sales price was $2.3 million. The Account realized a gain from the sale of $0.01 million, the majority of which had been previously recognized as an unrealized gain in the Account’s Statement of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $2.3 million according to the records of the Account.

On June 2, 2011, a self storage warehouse located in Pennsauken, New Jersey was partially sold by the Account’s Storage Portfolio. The Account holds a 75.0% interest in the Storage Portfolio. The Account’s portion of the net sales price was $3.5 million. The Account realized a loss from the sale of $0.7 million, the majority of which had been previously recognized as an unrealized loss in the Account’s Statement of Operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $4.2 million according to the records of the Account.

Financings

Storage Portfolio I, LLC

On April 1, 2011, the Storage Portfolio refinanced its debt obligation of $115.0 million (the Account’s 75% proportionate share of this debt pay-off was $86.3 million) by concurrently entering into a new loan agreement in the amount of $100.0 million (the Account’s 75% proportionate share is $75.0 million).

Concurrent with the sales of the self storage warehouses located in Euless, Texas and Orem, Utah the Storage Portfolio paid in full the outstanding debt associated with the facilities from the proceeds of the sale. The Account’s portion of the debt associated with the facility was $3.7 million.

DDR Joint Venture

On May 19, 2011, a retail property within the Accounts DDR Joint Venture investment located in Aiken, South Carolina was foreclosed. The Account’s 85% portion of its cost basis in the property at the date of foreclosure was $13.4 million and the debt associated with the property was $6.2 million. The Account realized a loss at the time of foreclosure of $7.2 million, all of which had been previously recognized as an unrealized loss in the in the Account’s Statement of Operations.

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

Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with FASB ASC 946, Financial Services—Investment Companies. With the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the financial statements included herein, for further discussion and disclosure regarding the determination of the fair values of the Account’s investments.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”, with the intention to converge fair value standards between U.S. GAAP and International Financial and Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. Changes in applying fair value standards and additional disclosure requirements are effective on January 1, 2012. The Account is currently assessing the impact of applying the revised standards but does not anticipate a material impact to the Account’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2011, represented 77.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2011, 22.7% of the Account’s total investments were comprised of marketable securities which included high-quality publicly traded debt instruments (i.e., government agency notes) and equity securities, primarily REIT securities. The Statements of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1—Organization and Significant Accounting Policies to the Account’s financial statements herein. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

•

Market Volatility Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility over the past few years. Also, to the extent the Account holds debt securities; changes in overall interest rates can cause price fluctuations.

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

In addition to these risks, real estate-related equity and debt equity securities (such as REIT stocks and mortgage-backed securities) are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2011. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2011.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the periods ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 11th day of August, 2011.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 11, 2011	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

August 11, 2011	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer