Form 10-Q
period 2011-09-30
TIAA REAL ESTATE ACCOUNT
filed 2011-11-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2011

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,386.0 and $9,449.1)	$9,827.9	$8,115.5
Real estate joint ventures and limited partnerships (cost: $2,238.4 and $2,223.3)	1,866.6	1,629.1
Marketable securities:
Real estate-related (cost: $893.4 and $480.4)	813.0	495.3
Other (cost: $2,385.6 and $2,396.6)	2,385.8	2,396.7

Total investments (cost: $15,903.4 and $14,549.4)	14,893.3	12,636.6

Cash and cash equivalents	1.9	12.9
Due from investment advisor	9.6	11.1
Other	224.2	179.3

TOTAL ASSETS	15,129.0	12,839.9

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $1,931.5 and $1,842.9)	1,956.7	1,860.2
Accrued real estate property level expenses	169.6	153.7
Other	29.2	22.9

TOTAL LIABILITIES	2,155.5	2,036.8

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	12,677.2	10,535.7
Annuity Fund	296.3	267.4

TOTAL NET ASSETS	12,973.5	10,803.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 9 and 10	52.5	48.1

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$241.482	$219.173

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.9	$222.6	$657.9	$652.0

Real estate property level expenses and taxes:
Operating expenses	53.0	56.4	164.8	163.4
Real estate taxes	27.9	28.4	82.4	88.2
Interest expense	27.4	30.4	81.2	79.8

Total real estate property level expenses and taxes	108.3	115.2	328.4	331.4

Real estate income, net	115.6	107.4	329.5	320.6
Income from real estate joint ventures and limited partnerships	19.8	28.1	72.9	69.5
Interest	0.7	1.0	2.8	2.1
Dividends	5.8	1.1	12.6	1.1

TOTAL INVESTMENT INCOME	141.9	137.6	417.8	393.3

Expenses—Note 2:
Investment advisory charges	13.2	13.6	39.4	36.5
Administrative charges	7.5	5.4	21.8	15.1
Distribution charges	2.3	1.5	6.3	4.2
Mortality and expense risk charges	1.6	1.1	4.5	3.1
Liquidity guarantee charges	6.8	3.4	16.8	9.3

TOTAL EXPENSES	31.4	25.0	88.8	68.2

INVESTMENT INCOME, NET	110.5	112.6	329.0	325.1

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(62.1)	0.1	(71.4)	(1.2)
Real estate joint ventures and limited partnerships	(2.1)	(3.5)	(10.6)	(156.7)
Marketable securities	1.3	—	5.0	—

Net realized loss on investments	(62.9)	(3.4)	(77.0)	(157.9)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	309.0	249.8	775.4	273.0
Real estate joint ventures and limited partnerships	83.6	62.2	236.5	218.2
Marketable securities	(142.4)	(2.3)	(92.0)	(2.2)
Mortgage loans receivable	—	2.3	—	3.7
Mortgage loans payable	(6.4)	(7.8)	(6.9)	(42.1)

Net change in unrealized appreciation on investments and mortgage loans payable	243.8	304.2	913.0	450.6

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	180.9	300.8	836.0	292.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$291.4	$413.4	$1,165.0	$617.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
FROM OPERATIONS
Investment income, net	$110.5	$112.6	$329.0	$325.1
Net realized loss on investments	(62.9)	(3.4)	(77.0)	(157.9)
Net change in unrealized appreciation on investments and mortgage loans payable	243.8	304.2	913.0	450.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	291.4	413.4	1,165.0	617.8

FROM PARTICIPANT TRANSACTIONS
Premiums	497.3	773.1	1,876.7	1,720.9
Annuity payments	(5.5)	(4.4)	(17.3)	(14.7)
Withdrawals and death benefits	(433.0)	(170.4)	(854.0)	(630.8)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	58.8	598.3	1,005.4	1,075.4

NET INCREASE IN NET ASSETS	350.2	1,011.7	2,170.4	1,693.2
NET ASSETS
Beginning of period	12,623.3	8,561.4	10,803.1	7,879.9

End of period	$12,973.5	$9,573.1	$12,973.5	$9,573.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,165.0	$617.8
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	77.0	157.9
Net change in unrealized appreciation on investments and mortgage loans payable	(913.0)	(450.6)
Purchases of real estate properties	(1,108.9)	—
Capital improvements on real estate properties	(120.9)	(88.9)
Proceeds from sale of real estate properties	228.3	—
Proceeds from mortgage loan receivable	—	75.0
Purchases of long term investments	(458.1)	(369.4)
Proceeds from sale of long term investments	34.4	52.8
Decrease (increase) in other investments	18.4	(1,030.3)
Change in due to/(from) investment advisor	1.5	(8.2)
(Increase) decrease in other assets	(44.6)	3.0
Increase in accrued real estate property level expenses	8.5	4.9
Increase in other liabilities	6.3	1.5

NET CASH USED IN OPERATING ACTIVITIES	(1,106.1)	(1,034.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	105.0	273.2
Principal payments on mortgage loans payable	(15.3)	(329.6)
Premiums	1,876.7	1,720.9
Annuity payments	(17.3)	(14.7)
Withdrawals and death benefits	(854.0)	(630.8)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,095.1	1,019.0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11.0)	(15.5)
CASH AND CASH EQUIVALENTS
Beginning of period	12.9	24.9

End of period	$1.9	$9.4

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$81.3	$79.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these consolidated financial statements. The Account also has invested in mortgage loans receivable collateralized by commercial real estate properties. Additionally, the Account invests in real estate-related and non real estate-related publicly-traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which may require the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying consolidated financial statements include the Account and those subsidiaries wholly owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated. The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant transactions effective through the date of the report.

Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Valuation of Mortgage Loans Receivable—Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loans receivable were repaid in full during the year ended December 31, 2010.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Unrealized gains and losses are recorded based upon the changes in the net asset values of the Limited Partnerships as determined from the financial statements of the Limited Partnerships when received by the Account. Prior to the receipt of the financial statements from the Limited Partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2010) and has concluded no provisions for federal income tax are required as of September 30, 2011.

Restricted Cash: The Account held $37.3 million and $18.9 million as of September 30, 2011 and December 31, 2010, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the Consolidated Statements of Assets and Liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

Reclassifications: The Account has reclassified the presentation in the consolidated statements of changes in net assets with regard to transfers to and from TIAA, CREF Accounts, and TIAA-CREF Funds. Transfers into the Account have been reclassified to Premiums, and transfers out of the Account have been reclassified amongst annuity and withdrawals and death benefits as appropriate.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying Consolidated Statements of Operations and are reflected in Note 9—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of September 30, 2011, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through September 30, 2011, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has purchased no liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of September 30, 2011, TIAA owned approximately 9.0% of the outstanding accumulation units of the Account.

The independent fiduciary has indicated to management its intention to initiate systematic redemptions of the liquidity units held by the TIAA General Account from time to time. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive, i.e. net participant in-flows and (ii) if the Account is projected to hold at least 22% of its net assets in cash and cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. In administering redemptions, the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Account participants. Pursuant to PTE 96-76, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. As of September 30, 2011 the Account was not required to redeem any liquidity units.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.7%	15.8%	9.3%	0.4%	2.3%	50.5%
Apartment	6.8%	5.6%	4.9%	0.0%	0.0%	17.3%
Industrial	1.3%	6.7%	4.4%	1.2%	0.0%	13.6%
Retail	2.9%	2.8%	7.6%	0.1%	1.9%	15.3%
Other(3)	3.0%	0.2%	0.1%	0.0%	0.0%	3.3%

Total	36.7%	31.1%	26.3%	1.7%	4.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (unaudited) and December 31, 2010, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions, unaudited):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2011
Real estate properties	$—	$—	$9,827.9	$9,827.9
Real estate joint ventures	—	—	1,564.3	1,564.3
Limited partnerships	—	—	302.3	302.3
Marketable securities:
Real Estate Related	813.0	—	—	813.0
Government Agency Notes	—	1,631.7		1,631.7
United States Treasury securities	—	754.1		754.1

Total Investments at September 30, 2011	$813.0	$2,385.8	$11,694.5	$14,893.3

Mortgage loans payable	$—	$—	$(1,956.7)	$(1,956.7)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Real estate properties	$—	$—	$8,115.5	$8,115.5
Real estate joint ventures	—	—	1,358.8	1,358.8
Limited partnerships	—	—	270.3	270.3
Marketable securities:
Real Estate Related	495.3	—	—	495.3
Government Agency Notes	—	1,484.8	—	1,484.8
United States Treasury securities	—	911.9	—	911.9

Total Investments at December 31, 2010	$495.3	$2,396.7	$9,744.6	$12,636.6

Mortgage loans payable	$—	$—	$(1,860.2)	$(1,860.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 and September 30, 2010 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2011
Beginning balance July 1, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)
Total realized and unrealized gains (losses) included in changes in net assets	246.9	71.2	10.3	328.4	(6.4)
Purchases(1)	318.8	0.2	8.8	327.8	—
Sales	(189.4)	—	—	(189.4)	—
Settlements(2)	(1.0)	(2.3)	(3.8)	(7.1)	2.3

Ending balance September 30, 2011	$9,827.9	$1,564.3	$302.3	$11,694.5	$(1,956.7)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2011:
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	704.0	193.9	32.0	929.9	(6.9)
Purchases(1)	1,237.0	13.9	10.0	1,260.9	(105.0)
Sales	(228.3)	—	—	(228.3)	—
Settlements(2)	(0.3)	(2.3)	(10.0)	(12.6)	15.4

Ending balance September 30, 2011	$9,827.9	$1,564.3	$302.3	$11,694.5	$(1,956.7)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2010:
Beginning balance July 1, 2010	$7,517.3	$1,347.7	$227.2	$72.7	$9,164.9	$(1,890.0)
Total realized and unrealized gains (losses) included in changes in net assets	249.8	47.9	10.8	2.3	310.8	(7.8)
Purchases(1)	48.1	3.8	—	—	51.9	—
Sales	—	(28.3)	—	—	(28.3)	—
Settlements(2)	—	(65.6)	—	(75.0)	(140.6)	53.9

Ending balance September 30, 2010	$7,815.2	$1,305.5	$238.0	$—	$9,358.7	$(1,843.9)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2010:
Beginning balance January 1, 2010	$7,437.3	$1,314.6	$200.3	$71.3	$9,023.5	$(1,858.1)
Total realized and unrealized gains (losses) included in changes in net assets	271.9	32.1	29.3	3.7	337.0	(42.1)
Purchases(1)	106.0	84.1	8.4	—	198.5	—
Sales	—	(57.1)	—	—	(57.1)	—
Settlements(2)	—	(68.2)	—	(75.0)	(143.2)	56.3

Ending balance September 30, 2010	$7,815.2	$1,305.5	$238.0	$—	$9,358.7	$(1,843.9)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

During the nine months ended September 30, 2011 and 2010 there were no transfers in or out of Levels 1, 2 or 3. The amount of net unrealized gains included in changes in net assets attributable to investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2011	$362.5	$75.1	$10.3	$447.9	$(6.4)

For the nine months ended September 30, 2011	$840.4	$213.8	$32.1	$1,086.3	$(6.9)

For the three months ended September 30, 2010	$249.7	$47.9	$10.8	$308.4	$(7.8)

For the nine months ended September 30, 2010	$273.0	$37.4	$29.3	$339.7	$(42.1)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest percentages. Several of these joint ventures have mortgage loans payable on the properties owned by the joint ventures. At September 30, 2011, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $1.6 billion and $1.4 billion at September 30, 2011 and December 31, 2010, respectively. The Account’s most significant joint venture investment is the DDR TC LLC joint venture (“DDR Joint Venture”), which represented 2.6% of the Account’s net assets.

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion at September 30, 2011 and December 31, 2010. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.6 billion at September 30, 2011 and December 31, 2010.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions, unaudited):

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate properties, at fair value	$4,812.8	$4,454.9
Other assets	134.8	141.8

Total assets	$4,947.6	$4,596.7

Liabilities and Equity
Mortgage loans payable, at fair value	$2,269.6	$2,276.9
Other liabilities	91.4	97.5

Total liabilities	2,361.0	2,374.4
Equity	2,586.6	2,222.3

Total liabilities and equity	$4,947.6	$4,596.7

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$338.7	$350.4
Expenses	208.0	219.0

Excess of revenues over expenses	$130.7	$131.4

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At September 30, 2011, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. The Account’s ownership interest in limited partnerships was $302.3 million and $270.3 million at September 30, 2011 and December 31, 2010, respectively.

Note 8—Mortgage Loans Payable

At September 30, 2011, the Account had outstanding mortgage loans payable secured by the following properties (in millions, unaudited):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of September 30, 2011	Maturity
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$205.6	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.4	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	112.6	December 7, 2014
1050 Lenox Park Apartments(5)	4.43% paid monthly	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.3	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	84.7	November 1, 2015
99 High Street	5.52% paid monthly	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.6	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.6	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.5	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	June 1, 2021
Publix at Weston Commons(5)	5.08% paid monthly	35.0	January 1, 2036

Total Principal Outstanding		$1,931.5
Fair Value Adjustment(4)		25.2

Total mortgage loans payable		$1,956.7

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of September 30, 2011. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $23.5 million. Foreign currency translation adjustments recorded during the nine months ended September 30, 2011 was an unrealized gain of $1.0 million.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

Note 9—Condensed Financial Information

Selected condensed financial information for an Accumulation Unit of the Account is presented below.

	For the Nine Months Ended September 30, 2011	Years Ended December 31,
		2010	2009	2008
	(Unaudited)
Per Accumulation Unit data:
Rental income	$13.080	$19.516	$22.649	$18.794
Real estate property level expenses and taxes	6.529	9.987	11.193	9.190

Real estate income, net	6.551	9.529	11.456	9.604
Other income	1.755	2.214	2.778	3.808

Total income	8.306	11.743	14.234	13.412
Expense charges(1)	1.765	2.167	2.280	2.937

Investment income, net	6.541	9.576	11.954	10.475
Net realized and unrealized gain (loss) on investments and mortgage loans payable	15.768	16.143	(85.848)	(54.541)

Net (decrease) increase in Accumulation Unit Value	22.309	25.719	(73.894)	(44.066)
Accumulation Unit Value:
Beginning of period	219.173	193.454	267.348	311.414

End of period	$241.482	$219.173	$193.454	$267.348

Total return	10.18%	13.29%	-27.64%	-14.15%
Ratios to Average net Assets(2):
Expenses(1)	0.73%	1.09%	1.01%	0.95%
Investment income, net	2.72%	4.84%	5.29%	3.38%
Portfolio turnover rate(2):
Real estate properties(3)	2.16%	1.01%	0.75%	0.64%
Marketable securities(4)	0.93%	19.18%	0.00%	25.67%
Accumulation Units outstanding at end of period (in millions)	52.5	48.1	39.5	41.5
Net assets end of period (in millions)	$12,973.5	$10,803.1	$7,879.9	$11,508.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2011 would be $8.294 ($12.154, $13.473, and $12.127, for the years ended December 31, 2010, 2009, and 2008, respectively), and the Ratio of Expenses to average net assets for the nine months ended September 30, 2011 would be 3.45% (6.14%, 5.96%, and 3.91%, for the years ended December 31, 2010, 2009, and 2008, respectively).

(2)	Amounts for the nine month period ended September 30, 2011 are not annualized.

(3)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period. Amounts for the twelve months ended December 31, 2010 are not annualized.

(4)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
	(Unaudited)
Outstanding:
Beginning of period	48.1	39.5
Credited for premiums	8.1	12.9
Annuity, other periodic payments, withdrawals and death benefits	(3.7)	(4.3)

End of period	52.5	48.1

Note 11—Commitments, Contingencies and Subsequent Events

Commitments—As of September 30, 2011, the Account had outstanding commitments to purchase additional interests in three of its limited partnership investments. During the three month period ended September 30, 2011, the Account funded an additional $8.8 million towards its outstanding commitments. As of September 30, 2011, the Account’s remaining commitments totaled $25.5 million, which can be called in full or in part by each limited partnership at any time.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to transfers in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity was effective January 1, 2011. All other new or amended disclosure requirements were effective January 1, 2010 for the Account and are reflected in the notes to the consolidated financial statements. These changes did not impact the Account’s financial position or results of operations.

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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—65.99% and 64.22%

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Arizona:
Camelback Center	Office	$33.9		$33.2
Kierland Apartment Portfolio	Apartments	100.3	(1)	96.0	(1)
Phoenix Apartment Portfolio	Apartments	25.4		23.0
California:
3 Hutton Centre Drive	Office	37.9		32.2
50 Fremont Street	Office	327.6	(1)	315.1	(1)
88 Kearny Street	Office	80.1		65.4
275 Battery Street	Office	206.0		180.4
Rancho Cucamonga Industrial Portfolio	Industrial	94.9		83.4
Centerside I	Office	40.1		34.0
Centre Pointe and Valley View	Industrial	21.2		19.9
Great West Industrial Portfolio	Industrial	95.7		73.5
Larkspur Courts	Apartments	84.2		70.1
Northpark Village Square	Retail	40.5		—
Northern CA RA Industrial Portfolio	Industrial	42.1		39.7
Ontario Industrial Portfolio	Industrial	268.7	(1)	223.7	(1)
Pacific Plaza	Office	60.1	(1)	56.2	(1)
Regents Court	Apartments	68.0	(1)	65.0	(1)
Southern CA RA Industrial Portfolio	Industrial	77.9		75.5
The Forum at Carlsbad	Office	178.0	(1)	—	(1)
The Legacy at Westwood	Apartments	96.5	(1)	93.2	(1)
Wellpoint	Office	—		41.0
Westcreek	Apartments	30.8		29.6
West Lake North Business Park	Office	43.9		40.8
Westwood Marketplace	Retail	97.0		89.0
Wilshire Rodeo Plaza	Office	171.5	(1)	165.5	(1)
Colorado:
Palomino Park	Apartments	192.8	(1)	168.7	(1)
The Lodge at Willow Creek	Apartments	46.6		39.7
Connecticut:
Ten & Twenty Westport Road	Office	134.8		100.7
Florida:
701 Brickell Avenue	Office	218.5		201.2
North 40 Office Complex	Office	35.1		36.4
Plantation Grove	Retail	10.2		9.4
Pointe on Tampa Bay	Office	37.3		35.2
Publix at Weston Commons	Retail	45.7	(1)	45.2	(1)
Quiet Waters at Coquina Lakes	Apartments	25.5		23.7
Seneca Industrial Park	Industrial	68.3		63.3
South Florida Apartment Portfolio	Apartments	69.7		60.0
Suncrest Village Shopping Center	Retail	12.2		12.6
The Fairways of Carolina	Apartments	23.7		22.3
Urban Centre	Office	91.5		89.7
Weston Business Center	Industrial	84.1		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
France:
Printemps de L’Homme	Retail	$216.8		$223.7
Georgia:
Atlanta Industrial Portfolio	Industrial	42.4		38.8
Glenridge Walk	Apartments	35.5		33.6
Reserve at Sugarloaf	Apartments	45.0	(1)	43.7	(1)
Shawnee Ridge Industrial Portfolio	Industrial	51.8		49.0
Windsor at Lenox Park	Apartments	53.1	(1)	50.8	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	54.7		50.8
Chicago Industrial Portfolio	Industrial	64.7		58.9
Oak Brook Regency Towers	Office	—		70.6
Parkview Plaza	Office	42.8		43.1
Maryland:
Broadlands Business Park	Industrial	27.6		24.2
GE Appliance East Coast Distribution Facility	Industrial	34.2		29.1
Massachusetts:
99 High Street	Office	329.5	(1)	255.0	(1)
Needham Corporate Center	Office	18.1		18.6
Northeast RA Industrial Portfolio	Industrial	26.7		22.1
Residence at Rivers Edge	Apartments	80.0		—
The Newbry	Office	291.8		252.0
Minnesota:
Champlin Marketplace	Retail	—		12.7
Nevada:
Fernley Distribution Facility	Industrial	6.3		7.1
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18.7		14.5
Marketfair	Retail	67.2		66.2
Morris Corporate Center III	Office	—		71.9
Plainsboro Plaza	Retail	26.5		27.5
South River Road Industrial	Industrial	45.7		38.5
New York:
425 Park Avenue	Ground Lease	320.0		—
780 Third Avenue	Office	336.1		300.6
The Colorado	Apartments	152.0	(1)	123.0	(1)
The Corner	Apartments	215.0	(1)	—
Pennsylvania:
Lincoln Woods	Apartments	30.4		29.1
The Pepper Building	Apartments	52.9		—
Tennessee:
Airways Distribution Center	Industrial	12.2		12.1
Summit Distribution Center	Industrial	15.5		15.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2011		2010
		(Unaudited)
Texas:
Dallas Industrial Portfolio	Industrial	$151.5		$140.6
Four Oaks Place	Office	416.4		383.7
Houston Apartment Portfolio	Apartments	198.9	(1)	186.9	(1)
Lincoln Centre	Office	209.6	(1)	195.4	(1)
Pinnacle Industrial Portfolio	Industrial	40.1		38.4
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	61.8	(1)	56.1	(1)
The Maroneal	Apartments	42.2		37.6
United Kingdom:
1 & 7 Westferry Circus	Office	263.6	(1)	260.0	(1)
Virginia:
8270 Greensboro Drive	Office	29.8		27.9
The Palantine	Apartments	141.5		—
Ashford Meadows Apartments	Apartments	101.2	(1)	95.4	(1)
One Virginia Square	Office	61.3		51.7
The Ellipse at Ballston	Office	82.2		76.7
Washington:
Creeksides at Centerpoint	Office	17.5		16.6
Fourth and Madison	Office	379.1	(1)	330.0	(1)
Millennium Corporate Park	Office	127.7		125.2
Northwest RA Industrial Portfolio	Industrial	22.1		17.0
Rainier Corporate Park	Industrial	74.5		66.8
Regal Logistics Campus	Industrial	62.2		52.5
Washington DC:
1001 Pennsylvania Avenue	Office	655.2	(1)	589.8	(1)
1401 H Street, NW	Office	206.7	(1)	179.3	(1)
1900 K Street, NW	Office	241.6		246.4
Mazza Gallerie	Retail	80.7		76.0

TOTAL REAL ESTATE PROPERTIES
(Cost $10,386.0 and $9,449.1)		$9,827.9		$8,115.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.53% and 12.89%
REAL ESTATE JOINT VENTURES—10.50% and 10.75%

Location/Description	Fair Value
	2011		2010
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$193.1	(2)	$157.5	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	77.2		67.1
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	283.6	(2)	239.0	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	166.1		165.5
West Dade Associates
Miami International Mall (50% Account Interest)	109.4	(2)	93.2	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	49.9		39.8
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	193.3		150.3
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	51.8	(2)	50.6	(2)
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	331.7	(2,3)	303.7	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	64.6	(2,3)	52.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	43.6	(2,3)	39.3	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,937.6 and $1,922.4)	$1,564.3		$1,358.8

LIMITED PARTNERSHIPS—2.03% and 2.14%
Cobalt Industrial REIT (10.998% Account Interest)	$24.9		$26.3
Colony Realty Partners LP (5.27% Account Interest)	21.3		18.1
Heitman Value Partners Fund (8.43% Account Interest)	18.3		17.3
Lion Gables Apartment Fund (18.46% Account Interest)	217.6		190.0
MONY/Transwestern Mezz RP II (16.67% Account Interest)	3.5		9.7
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	16.7		8.9

TOTAL LIMITED PARTNERSHIPS
(Cost $300.8 and $300.9)	$302.3		$270.3

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,238.4 and $2,223.3)	$1,866.6		$1,629.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

MARKETABLE SECURITIES—21.48% and 22.89%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.46% and 3.92%

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
92,462	50,398	Acadia Realty Trust	$1.7	$0.9
25,960	11,416	Agree Realty Corporation	0.6	0.3
3,783	2,574	Alexander’s, Inc.	1.4	1.1
136,507	66,883	Alexandria Real Estate Equities, Inc.	8.4	4.9
—	200,791	AMB Property Corporation	—	6.4
88,603	—	American Assets Trust Inc	1.6	—
153,339	81,463	American Campus Communities, Inc.	5.7	2.6
264,043	142,051	Apartment Investment and Management Company	5.8	3.7
149,993	65,637	Ashford Hospitality Trust, Inc.	1.1	0.6
92,295	52,433	Associated Estates Realty Corporation	1.4	0.8
204,720	102,725	Avalonbay Communities, Inc.	23.3	11.6
287,597	155,007	BioMed Realty Trust, Inc.	4.8	2.9
315,964	168,877	Boston Properties, Inc.	28.2	14.5
294,369	157,851	Brandywine Realty Trust	2.4	1.8
164,258	77,519	BRE Properties, Inc.	7.0	3.4
154,216	83,321	Camden Property Trust	8.5	4.5
82,558	37,593	Campus Crest Communities, Inc.	0.9	0.5
150,899	75,517	CapLease, Inc.	0.5	0.4
327,317	167,965	CBL & Associates Properties, Inc.	3.7	2.9
152,815	70,256	Cedar Shopping Centers, Inc.	0.5	0.4
39,517	8,763	Chatham Lodging Trust	0.4	0.2
74,212	20,047	Chesapeake Lodging Trust	0.9	0.4
116,477	54,270	Cogdell Spencer Inc.	0.4	0.3
188,864	95,610	Colonial Properties Trust	3.4	1.7
48,303	20,917	CoreSite Realty Corporation	0.7	0.3
157,193	80,891	Corporate Office Properties Trust	3.4	2.8
239,606	123,682	Cousins Properties Incorporated	1.4	1.0
220,040	—	Cubesmart	1.9	—
533,880	253,113	DCT Industrial Trust Inc.	2.3	1.3
614,068	309,541	Developers Diversified Realty Corporation	6.7	4.4
367,697	188,954	DiamondRock Hospitality Company	2.6	2.3
216,122	107,907	Digital Realty Trust, Inc.	11.9	5.6
205,213	113,097	Douglas Emmett, Inc.	3.5	1.9
560,086	298,785	Duke Realty Corporation	5.9	3.7
134,746	72,632	DuPont Fabros Technology, Inc.	2.7	1.5
59,989	33,167	EastGroup Properties, Inc.	2.3	1.4
158,681	65,151	Education Realty Trust, Inc.	1.4	0.5
103,012	56,762	Entertainment Properties Trust	4.0	2.6
87,088	37,659	Equity Lifestyle Properties, Inc.	5.5	2.1
127,616	58,543	Equity One, Inc.	2.0	1.1
638,750	339,604	Equity Residential	33.1	17.6
72,289	38,018	Essex Property Trust, Inc.	8.7	4.3
65,065	21,898	Excel Trust, Inc.	0.6	0.3
207,842	107,440	Extra Space Storage Inc.	3.9	1.9
137,296	73,740	Federal Realty Investment Trust	11.3	5.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
271,895	122,336	FelCor Lodging Trust Incorporated	$0.6	$0.9
191,213	71,146	First Industrial Realty Trust, Inc.	1.5	0.6
110,661	57,529	First Potomac Realty Trust	1.4	1.0
181,429	98,729	Franklin Street Properties Corp.	2.1	1.4
1,017,890	560,577	General Growth Properties, Inc.	12.3	8.7
56,458	28,271	Getty Realty Corp.	0.8	0.9
20,610	10,676	Gladstone Commercial Corporation	0.3	0.2
220,762	107,080	Glimcher Realty Trust	1.6	0.9
78,067	38,023	Government Properties Income Trust	1.7	1.0
881,276	387,498	HCP, Inc.	30.9	14.3
382,735	175,223	Health Care REIT, Inc.	17.9	8.3
160,772	79,299	Healthcare Realty Trust Incorporated	2.7	1.7
372,823	209,343	Hersha Hospitality Trust	1.3	1.4
155,319	84,755	Highwoods Properties, Inc.	4.4	2.7
103,500	45,795	Home Properties, Inc.	5.9	2.5
273,810	150,100	Hospitality Properties Trust	5.8	3.5
1,533,536	798,787	Host Hotels & Resorts, Inc.	16.8	14.3
180,198	88,294	HRPT Properties Trust	3.4	2.3
59,902	20,487	Hudson Pacific Properties, Inc.	0.7	0.3
198,739	109,424	Inland Real Estate Corporation	1.4	1.0
176,691	98,903	Investors Real Estate Trust	1.3	0.9
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	75.8	83.9
129,963	61,706	Kilroy Realty Corporation	4.1	2.3
879,374	485,461	Kimco Realty Corporation	13.2	8.8
146,123	83,099	Kite Realty Group Trust	0.5	0.5
187,282	86,269	LaSalle Hotel Properties	3.6	2.3
345,585	165,849	Lexington Realty Trust	2.3	1.3
251,650	138,566	Liberty Property Trust	7.3	4.4
68,836	30,038	LTC Properties, Inc.	1.7	0.8
189,553	93,900	Mack-Cali Realty Corporation	5.1	3.1
114,299	53,134	Maguire Properties, Inc.	0.2	0.1
247,227	136,282	Medical Properties Trust, Inc.	2.2	1.5
81,264	41,729	Mid-America Apartment Communities, Inc.	4.9	2.6
36,864	20,269	Mission West Properties, Inc.	0.3	0.1
81,077	44,989	Monmouth Real Estate Investment Corporation	0.6	0.4
63,644	34,293	National Health Investors, Inc.	2.7	1.5
207,000	101,670	National Retail Properties, Inc.	5.6	2.7
—	152,266	Nationwide Health Properties, Inc.	—	5.5
226,273	120,251	Omega Healthcare Investors, Inc.	3.6	2.7
38,237	16,016	One Liberty Properties, Inc.	0.6	0.3
52,329	27,787	Parkway Properties, Inc.	0.6	0.5
113,497	—	Pebblebrook Hotel Trust	1.8	—
122,245	63,708	Pennsylvania Real Estate Investment Trust	0.9	0.9
379,392	77,918	Piedmont Office Realty Trust, Inc.	6.1	1.6
359,167	196,790	Plum Creek Timber Company, Inc.	12.5	7.4
106,883	59,612	Post Properties, Inc.	3.7	2.2
88,608	49,003	Potlatch Corporation	2.8	1.6
997,591	681,117	ProLogis	24.2	9.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
			(Unaudited)
41,980	22,706	PS Business Parks, Inc.	$2.1	$1.3
277,416	153,807	Public Storage, Inc.	30.9	15.6
87,600	42,225	Ramco-Gershenson Properties Trust	0.7	0.5
261,199	97,616	Rayonier Inc.	9.6	5.1
279,343	141,919	Realty Income Corporation	9.0	4.9
68,656	—	Retail Opportunity Investment	0.8	—
197,908	97,060	Regency Centers Corporation	7.0	4.1
69,694	—	RLJ Lodging Trust	0.9	—
33,036	17,498	Saul Centers, Inc.	1.1	0.8
330,697	150,706	Senior Housing Properties Trust	7.1	3.3
636,140	352,460	Simon Property Group, Inc.	70.0	35.1
183,739	93,168	SL Green Realty Corp.	10.7	6.3
61,829	34,147	Sovran Self Storage, Inc.	2.3	1.3
20,050	—	Stag Industrial Inc	0.2	—
385,489	186,401	Strategic Hotels & Resorts, Inc.	1.7	1.0
59,168	—	Summit Hotel Properties Inc	0.4	—
46,326	24,737	Sun Communities, Inc.	1.6	0.8
60,363	29,324	Sun Healthcare Group, Inc.	0.6	0.5
262,606	137,832	Sunstone Hotel Investors, L.L.C.	1.5	1.4
178,864	49,191	Tanger Factory Outlet Centers, Inc.	4.6	2.5
126,129	50,042	Taubman Centers, Inc.	6.3	2.5
16,174	11,532	Terreno Realty Corporation	0.2	0.2
286,812	155,462	The Macerich Company	12.2	7.4
472,751	220,400	UDR, Inc.	10.5	5.2
21,414	5,400	UMH Properties, Inc.	0.2	0.1
30,218	16,113	Universal Health Realty Income Trust	1.0	0.6
50,503	27,120	Urstadt Biddle Properties Inc.	0.8	0.5
—	119,610	U-Store-It Trust	—	1.1
623,780	188,915	Ventas, Inc.	30.8	9.9
399,663	219,149	Vornado Realty Trust	29.8	18.3
145,677	78,376	Washington Real Estate Investment Trust	4.1	2.4
262,970	142,411	Weingarten Realty Investors	5.6	3.4
1,164,958	646,348	Weyerhaeuser Company	18.1	12.2
61,407	22,256	Winthrop Realty Trust	0.5	0.3

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $893.4 and $480.4)			$813.0	$495.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.02% and 18.97%
GOVERNMENT AGENCY NOTES—10.96% and 11.75%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$15.1	Fannie Mae Discount Notes	0.172%	1/18/11	$—	$15.1
—	21.2	Fannie Mae Discount Notes	0.172%	2/1/11	—	21.2
—	43.6	Fannie Mae Discount Notes	0.183%	2/3/11	—	43.6
—	13.5	Fannie Mae Discount Notes	0.183%	2/14/11	—	13.5
—	50.0	Fannie Mae Discount Notes	0.137%	2/15/11	—	50.0
—	32.5	Fannie Mae Discount Notes	0.162%-0.178%	3/1/11	—	32.5
—	32.4	Fannie Mae Discount Notes	0.172%	3/2/11	—	32.4
—	14.0	Fannie Mae Discount Notes	0.162%	3/8/11	—	14.0
—	19.6	Fannie Mae Discount Notes	0.178%	3/21/11	—	19.6
—	31.9	Fannie Mae Discount Notes	0.162%	3/23/11	—	31.9
—	20.2	Fannie Mae Discount Notes	0.178%	4/13/11	—	20.2
16.9	—	Fannie Mae Discount Notes	0.030%	10/3/11	16.9	—
34.3	—	Fannie Mae Discount Notes	0.041%	10/19/11	34.3	—
25.0	—	Fannie Mae Discount Notes	0.025%	10/24/11	25.0	—
43.5	—	Fannie Mae Discount Notes	0.061%	10/26/11	43.5	—
46.3	—	Fannie Mae Discount Notes	0.061%-0.081%	11/2/11	46.3	—
11.0	—	Fannie Mae Discount Notes	0.101%	11/23/11	11.0	—
40.0	—	Fannie Mae Discount Notes	0.152%	12/1/11	40.0	—
100.0	—	Fannie Mae Discount Notes	0.041%	12/2/11	100.0	—
50.0	—	Fannie Mae Discount Notes	0.081%	12/7/11	50.0	—
50.0	—	Fannie Mae Discount Notes	0.071%	12/9/11	50.0	—
27.5	—	Fannie Mae Discount Notes	0.081%	12/12/11	27.5	—
7.9	—	Fannie Mae Discount Notes	0.041%	12/29/11	7.9	—
36.9	—	Fannie Mae Discount Notes	0.051%	1/3/12	36.9	—
50.0	—	Fannie Mae Discount Notes	0.152%	5/3/12	50.0	—
52.5	—	Fannie Mae Discount Notes	0.051%-0.142%	11/2/11	52.5	—
—	30.0	Federal Home Loan Bank Discount Notes	0.162%	1/5/11	—	30.0
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	1/7/11	—	25.0
—	30.0	Federal Home Loan Bank Discount Notes	0.172%	1/12/11	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.183%	1/14/11	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/19/11	—	30.0
—	15.8	Federal Home Loan Bank Discount Notes	0.157%	1/20/11	—	15.8
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/21/11	—	30.0
—	36.4	Federal Home Loan Bank Discount Notes	0.122%	1/26/11	—	36.4
—	50.0	Federal Home Loan Bank Discount Notes	0.157%-0.172%	1/28/11	—	50.0
—	39.1	Federal Home Loan Bank Discount Notes	0.167%-0.178%	2/2/11	—	39.1
—	30.0	Federal Home Loan Bank Discount Notes	0.167%	2/4/11	—	30.0
—	20.1	Federal Home Loan Bank Discount Notes	0.157%	2/9/11	—	20.1
—	47.0	Federal Home Loan Bank Discount Notes	0.147%	2/16/11	—	47.0
—	41.4	Federal Home Loan Bank Discount Notes	0.157%-0.183%	2/18/11	—	41.4
—	35.4	Federal Home Loan Bank Discount Notes	0.183%	2/23/11	—	35.4
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	2/25/11	—	25.0
—	32.8	Federal Home Loan Bank Discount Notes	0.162%	3/9/11	—	32.8
—	27.7	Federal Home Loan Bank Discount Notes	0.162%	3/11/11	—	27.7
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	3/16/11	—	25.0
—	23.8	Federal Home Loan Bank Discount Notes	0.178%	4/15/11	—	23.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$16.1	Federal Home Loan Bank Discount Notes	0.178%	4/29/11	$—	$16.1
—	20.0	Federal Home Loan Bank Discount Notes	0.211%	5/6/11	—	20.0
—	31.8	Federal Farm Credit Bank Discount Notes	0.172%	5/9/11	—	31.8
—	100.0	Federal Home Loan Bank Discount Notes	0.217%	8/12/11	—	100.0
36.7	—	Federal Home Loan Bank Discount Notes	0.041%	10/5/11	36.7	—
38.4	—	Federal Home Loan Bank Discount Notes	0.051%	10/7/11	38.4	—
43.0	—	Federal Home Loan Bank Discount Notes	0.041%	10/21/11	43.0	—
15.7	—	Federal Home Loan Bank Discount Notes	0.020%	11/2/11	15.7	—
10.0	—	Federal Home Loan Bank Discount Notes	0.051%	11/4/11	10.0	—
36.1	—	Federal Home Loan Bank Discount Notes	0.030%-0.051%	11/14/11	36.1	—
22.5	—	Federal Home Loan Bank Discount Notes	0.030%	11/16/11	22.5	—
62.5	—	Federal Home Loan Bank Discount Notes	0.020%-0.046%	11/18/11	62.4	—
6.7	—	Federal Home Loan Bank Discount Notes	0.020%	11/23/11	6.7	—
20.5	—	Federal Home Loan Bank Discount Notes	0.015%	12/7/11	20.5	—
46.4	—	Federal Home Loan Bank Discount Notes	0.046%-0.152%	12/14/11	46.4	—
50.0	—	Federal Home Loan Bank Discount Notes	0.025%-0.030%	12/16/11	50.0	—
5.8	—	Federal Home Loan Bank Discount Notes	0.030%	12/23/11	5.8	—
11.5	—	Federal Home Loan Bank Discount Notes	0.071%	2/17/12	11.5	—
7.2	—	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	7.2	—
16.1	—	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	16.1	—
20.0	—	Federal Home Loan Bank Discount Notes	0.164%	1/13/12	20.0	—
—	45.9	Freddie Mac Discount Notes	0.157%-0.162%	1/3/11	—	45.9
—	82.7	Freddie Mac Discount Notes	0.183%	1/10/11	—	82.7
—	28.0	Freddie Mac Discount Notes	0.152%	1/25/11	—	28.0
—	28.2	Freddie Mac Discount Notes	0.172%	1/31/11	—	28.1
—	18.1	Freddie Mac Discount Notes	0.142%	2/22/11	—	18.1
—	49.4	Freddie Mac Discount Notes	0.162%-0.178%	3/7/11	—	49.4
—	26.7	Freddie Mac Discount Notes	0.162%	3/14/11	—	26.7
—	14.9	Freddie Mac Discount Notes	0.172%	3/21/11	—	14.9
—	24.6	Freddie Mac Discount Notes	0.183%	4/18/11	—	24.6
—	10.1	Freddie Mac Discount Notes	0.193%	4/19/11	—	10.1
—	50.0	Freddie Mac Discount Notes	0.133%-0.137%	11/9/11	—	49.9
15.0	—	Freddie Mac Discount Notes	0.051%	11/14/11	15.0	—
52.6	—	Freddie Mac Discount Notes	0.020%-0.081%	11/7/11	52.6	—
50.0	—	Freddie Mac Discount Notes	0.143%-0.147%	11/9/11	50.0	—
19.8	—	Freddie Mac Discount Notes	0.117%	10/17/11	19.8	—
9.9	—	Freddie Mac Discount Notes	0.071%	10/19/11	9.9	—
13.4	—	Freddie Mac Discount Notes	0.041%	11/3/11	13.4	—
50.0	—	Freddie Mac Discount Notes	0.051%	11/10/11	50.0	—
45.2	—	Freddie Mac Discount Notes	0.020%-0.061%	11/21/11	45.2	—
25.0	—	Freddie Mac Discount Notes	0.020%	11/22/11	25.0	—
50.0	—	Freddie Mac Discount Notes	0.107%	11/28/11	50.0	—
51.6	—	Freddie Mac Discount Notes	0.046%-0.061%	12/5/11	51.6	—
25.0	—	Freddie Mac Discount Notes	0.081%	12/12/11	25.0	—
9.6	—	Freddie Mac Discount Notes	0.035%	12/19/11	9.6	—
26.9	—	Freddie Mac Discount Notes	0.091%	12/20/11	26.9	—
31.3	—	Freddie Mac Discount Notes	0.152%	12/21/11	31.3	—
40.0	—	Freddie Mac Discount Notes	0.041%	12/27/11	40.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$22.1	$—	Freddie Mac Discount Notes	0.056%-0.076%	12/28/11	$22.1	$—
20.0	—	Freddie Mac Discount Notes	0.051%	2/14/12	20.0	—
28.0	—	Freddie Mac Discount Notes	0.101%	2/21/12	28.0	—
5.5	—	Freddie Mac Discount Notes	0.091%	3/19/12	5.5	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,631.6 and $1,484.7)					$1,631.7	$1,484.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.06% and 7.22%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$—	$32.3	United States Treasury Bills	0.130%	1/13/11	$—	$32.3
—	31.6	United States Treasury Bills	0.152%	1/27/11	—	31.6
—	32.4	United States Treasury Bills	0.129%	2/10/11	—	32.4
—	30.0	United States Treasury Bills	0.133%	2/17/11	—	30.0
—	30.0	United States Treasury Bills	0.140%	2/24/11	—	30.0
—	91.0	United States Treasury Bills	0.106%-0.137%	3/3/11	—	91.0
—-	41.4	United States Treasury Bills	0.132%-0.178%	3/10/11	—	41.4
—	46.3	United States Treasury Bills	0.142%-0.163%	3/17/11	—	46.3
—	34.0	United States Treasury Bills	0.141%	3/24/11	—	34.0
—	30.0	United States Treasury Bills	0.147%	3/31/11	—	30.0
—	50.0	United States Treasury Bills	0.137%	4/7/11	—	50.0
—	38.2	United States Treasury Bills	0.148%-0.173%	4/14/11	—	38.1
—	30.0	United States Treasury Bills	0.133%-0.173%	4/21/11	—	30.0
—	25.0	United States Treasury Bills	0.173%	4/28/11	—	25.0
—	28.6	United States Treasury Bills	0.153%	5/5/11	—	28.6
—	55.0	United States Treasury Bills	0.162%-0.184%	5/12/11	—	55.0
—	49.2	United States Treasury Bills	0.190%-0.210%	5/19/11	—	49.2
—	47.1	United States Treasury Bills	0.170%-0.200%	5/26/11	—	47.1
—	0.2	United States Treasury Bills	0.061%-0.167%	6/9/11	—	0.2
—	19.3	United States Treasury Bills	0.137%-0.178%	6/16/11	—	19.3
—	4.3	United States Treasury Bills	0.168%-0.181%	6/23/11	—	4.3
68.4	—	United States Treasury Bills	0.020%-0.158%	10/20/11	68.4	—
66.9	—	United States Treasury Bills	0.053%-0.059%	10/6/11	66.9	—
47.4	—	United States Treasury Bills	0.052%-0.109%	10/13/11	47.4	—
50.0	—	United States Treasury Bills	0.041%	10/27/11	50.0	—
50.7	—	United States Treasury Bills	0.076%-0.089%	11/10/11	50.7	—
13.0	—	United States Treasury Bills	0.099%-0.107%	11/25/11	13.0	—
18.7	—	United States Treasury Bills	0.086%-0.101%	12/1/11	18.7	—
25.0	—	United States Treasury Bills	0.071%	12/22/11	25.0	—
9.6	—	United States Treasury Bills	0.015%	12/29/11	9.6	—
—	29.5	United States Treasury Notes	0.148%	2/28/11	—	29.5
—	50.8	United States Treasury Notes	0.174%-0.227%	3/31/11	—	50.9
—	21.5	United States Treasury Notes	0.245%	4/30/11	—	21.5
—	33.7	United States Treasury Notes	0.237%	6/30/11	—	33.8
—	30.4	United States Treasury Notes	0.267%	9/30/11	—	30.4
25.0	—	United States Treasury Notes	0.276%	12/15/11	25.1	—
50.0	—	United States Treasury Notes	0.259%	1/15/12	50.2	—
20.0	—	United States Treasury Notes	0.345%	2/15/12	20.1	—
15.0	—	United States Treasury Notes	0.078%	3/15/12	15.1	—
50.0	—	United States Treasury Notes	0.106%	6/15/12	50.5	—
47.3	—	United States Treasury Notes	0.156%	8/15/12	48.0	—
32.1	—	United States Treasury Notes	0.169%	10/31/11	32.1	—
11.5	—	United States Treasury Notes	0.024%	1/31/12	11.5	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
					(Unaudited)
$50.0	$—	United States Treasury Notes	0.200%	11/30/11	$50.1	$—
30.6	—	United States Treasury Notes	0.138%	2/29/12	30.6	—
6.3	—	United States Treasury Notes	0.264%	3/31/12	6.3	—
53.4	—	United States Treasury Notes	0.101%-0.115%	5/31/12	53.6	—
11.1	—	United States Treasury Notes	0.119%	7/31/12	11.2	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $754.0 and $911.9)					$754.1	$911.9

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,385.6 and $2,396.6)	$2,385.8	$2,396.7

TOTAL MARKETABLE SECURITIES (Cost $3,279.0 and $2,877.0)	$3,198.8	$2,892.0

TOTAL INVESTMENTS (Cost $15,903.4 and $14,549.4)	$14,893.3	$12,636.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

•

Borrowing: Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties or properties held in a joint venture in which the Account has an interest (which could lead to foreclosure), the risk associated with high loan to value ratios on the Account’s properties (including the fact that the Account may have limited, or no net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

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

More detailed discussions of certain risk factors are also contained in this Form 10-Q including in the section entitled “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

•

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

THIRD QUARTER 2011 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2011 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Economic and Capital Markets Overview and Outlook

The U.S. economy generally remained sluggish during the third quarter of 2011, but the pace of economic growth increased modestly. The Bureau of Economic Analysis’s advance estimate of Gross Domestic Product (“GDP”) in the third quarter of 2011 improved to 2.5%, as compared to 1.3% in the second quarter of 2011 and 0.4% in the first quarter of 2011. Economic activity in the third quarter was hampered by domestic factors, including the negative impacts of the downgrade of U.S. government debt following the impasse over debt ceiling negotiations, and global factors, particularly the ongoing sovereign debt crisis in Europe. As Federal Reserve Chairman Ben Bernanke noted in his October 4, 2011 speech before the Joint Economic Committee, U.S. Congress, the recovery since the financial crisis has been extremely weak, with economic output still below the aggregate level generated before the crisis. Chairman Bernanke observed that more sluggish growth in the first half of the year was attributable in large part to temporary factors that were expected to fade; however, “...incoming data suggest that other, more persistent factors also continue to restrain the pace of recovery.” These factors include cautious household spending, an extremely weak job market, a depressed housing market, lingering stress from the global financial crisis, and the drag from layoffs and spending cuts by the government sector. The Federal Open Market Committee (“FOMC”) now expects a slower pace of economic growth over coming quarters than it previously did at the time of its June 2011 meeting, when its last economic forecasts were provided.

In the same October 4, 2011 speech, Chairman Bernanke observed that there have been many positive developments since the financial crisis started some three years ago. These include the improved functioning of the U.S. financial and banking system, a 15% rise in manufacturing production since its recessionary trough, a decline in the trade deficit, continued business investment in equipment and software, and sizeable productivity gains in a number of industries. Still, the recovery since the crisis has been far less robust than was expected. Employment growth, in particular, has been anemic. U.S. employment grew by 287,000 during the third quarter of 2011, which was virtually identical to the 290,000 increase in the second quarter, but well short of the 497,000 gain in the first quarter of 2011. The unemployment rate remains stuck at 9.1% as the pace of job growth is not sufficient to absorb both new entrants into the labor force and the currently unemployed. Tepid job growth, in turn, has resulted in lackluster consumer spending which accounts for approximately 70% of economic activity.

The housing market continues to be another drag on the economy. While home prices appear to be stabilizing and the inventory of available homes is being worked down slowly, the downturn in home prices has eliminated trillions of dollars in household wealth and undermined consumer confidence. Academic studies estimate that consumer spending in 2010 was approximately $240 billion lower than it would have been as a result of the decline in home values over the 2005-2009 period. Residential construction, which has historically provided a boost to the economy following a recession, is currently at a historic low, given current market conditions.

Prospects for an increase in consumer spending have also been dampened by recent stock market volatility resulting from the escalation of Europe’s sovereign debt crisis. Investors have become skittish that a potential default by Greece could trigger defaults by Ireland and Portugal and even Italy or Spain. Sovereign defaults, in turn, would likely result in sizeable losses at many European banks which hold significant amounts of European government debt. The tepid response of the European Central Bank also fanned investor fears as did the wavering support of the German and French governments plans to provide the necessary capital for a bailout fund. In late October, a new rescue plan was announced in which banks and insurers agreed to take a 50% loss on Greek bond holdings, the European Financial Stability Facility was leveraged to increase its bailout capacity to 1 trillion euros, and measures were implemented to recapitalize European banks. However, full details still need to be worked out, and the ongoing support of Germany, France, and other Eurozone members will be required. While Europe’s troubles thus far have had only an indirect negative effect on the U.S. economy through weakened household and business confidence, 72% of economists surveyed as part of the October 1 Blue Chip Financial Forecast publication believe that spillover effects from the European crisis pose the biggest threat to continued growth in the U.S. economy in the coming year.

Uncertainties about the global economy and particularly the European sovereign debt crisis resulted in sizeable declines in global equity markets during the third quarter. The Dow Jones Industrial Average lost 13% in the third quarter of 2011, while the S&P 500 dropped 15%. The bond market was the primary beneficiary of investor skittishness and a new round of bond buying by the Federal Reserve, with the yield on the 10-year Treasury falling from 3.20% at the start of the quarter to under 2.00% at the end of the quarter. Gold and commodity prices, which had surged through the first half of the year, tumbled as evidence accumulated that the global economy was slowing.

In its September 21, 2011 statement, the FOMC observed that “there are significant downside risks to the economic outlook, including strains in global financial markets.” Consequently, the FOMC reiterated its plans to keep the target range for the federal funds rate at 0 to ¼ percent and expects that economic conditions will warrant keeping the target rate at this level until mid-2013. The FOMC will also take steps to provide additional stimulus to the economy by purchasing $400 billion of Treasuries with longer term maturities and selling an equal amount of securities with shorter maturities. “Operation Twist”, which would be accomplished over an 18 month period, is expected to put downward pressure on long-term interest rates and thereby make broad financial conditions more supportive of economic growth. Shortly after the announcement, yields on 10-year Treasuries fell below 2% but have since ticked up to around 2.25% which is still very low by historic standards. Many private sector economists are skeptical that Operation Twist will provide a substantial economic boost given the already low interest rate environment.

Economists have also begun cutting their forecasts for the U.S. economy. A primary concern is that the extremely fragile nature of the recovery makes the economy particularly vulnerable to exogenous shocks and/or policy mistakes that could trigger a recession. The consensus of economists surveyed as part of the October 1 Blue Chip Financial Forecast publication puts the odds of recession by the end of 2011 at 35%. However, most of these same economists continue to believe that the U.S. economy will not fall into recession but will continue on its slow growth path into 2012. While sub-par growth is expected, improvement in the U.S. economy is expected over the course of 2012.

Election year politics could impact upcoming negotiations on the $1.5 trillion in additional budget cuts that were mandated by the debt ceiling compromise along with job bill proposals, proposals to extend unemployment benefits and other long-standing issues like Social Security. As Chairman Bernanke observed in his October 4, 2011 testimony, there is a need to put in place a credible plan for reducing future federal budget deficits over the longer term that does not impede the economic recovery in the short term: “In sum, the nation faces difficult and fundamental fiscal choices, which cannot be safely or responsibly postponed.” However, an election year is an especially challenging time to fully address issues of this magnitude.

Recent trends in key economic indicators are summarized in the table below. Evidence of the slowdown in economic activity is apparent in the sluggish GDP and employment growth over the course of 2011. The meager gains in employment, particularly compared with the fourth quarter of 2010 and the first quarter of 2011 are especially noteworthy. Note, however, that growth of private sector payrolls (not shown below) was stronger, with a gain of 352,000 in the third quarter of 2011, 415,000 in the second quarter and 574,000 in the first quarter of 2011. Employment cuts by state and local governments, and more recently, the federal government, have measurably reduced overall employment growth. The unemployment rate remained at 9.1% in September, but economists expect it to decline gradually over the course of 2012. Forecasts for 2012 indicate that U.S. employment is expected to grow by 1.0 to 1.6 million, or around 335,000 to 525,000 per quarter. This relatively wide range of 2012 forecast employment growth is indicative of the uncertain economic outlook, with forecast outcomes predicated on key assumptions on interest rates, government policy initiatives, and the like.

Economic Indicators*

	2010	2010Q4	2011Q1	2011Q2	2011Q3	Forecast
						2011	2012
Economy(1)
Gross Domestic Product (GDP)	3.0%	2.3%	0.4%	1.3%	2.5%	1.7%	2.0%
Employment Growth (Thousands)	940	416	497	290	287	1,200-1,400	1,000-1,600
Interest Rates(2)
10 Year Treasury	3.21%	2.86%	3.46%	3.21%	2.43%	2.80%	2.60%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, including those summarized in the table below, highlight the modest growth of the U.S. economy. Retail sales increased during the third quarter of 2011; however, consumers are becoming more cautious according to anecdotal reports from major retailers. The housing market continues to limp along with existing home sales declining 3.0% in September and median home prices (not shown) down 3.5% compared with September 2010. While mortgage interest rates are very attractive, realtors believe that tight underwriting standards and lagging appraisal values have curtailed sales.

Broad Economic Indicators*

	Full Year		July 2011	Aug. 2011	Sep. 2011
	2009	2010
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	0.5%	0.4%	0.3%
Retail Sales (excl. auto, parts & gas)	-2.9%	4.2%	0.3%	0.5%	0.5%
Existing Home Sales	4.9%	-4.8%	-3.5%	8.4%	-3.0%
New Home Sales	-22.9%	-13.9%	-2.0%	-0.3%	5.7%
Single-family Housing Starts	-28.5%	5.9%	-4.2%	-2.8%	1.7%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.1%	9.1%	9.1%

*	Data subject to revision

Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The October 19, 2011 Beige Book reported that economic activity continued to expand in all twelve Federal Reserve Districts (“Districts”) since the September 7, 2011 report. However, many Districts reported the pace of growth as “modest” or “slight”, with weaker or less certain outlooks for business conditions being noted. Consistent with recently released economic data, consumer spending was up slightly in most Districts. Similarly, business spending increased at a modest rate, but many Districts noted restraint in hiring and capital spending. Manufacturing activity generally continued to expand, and particularly in Districts involved in the production of autos and other transportation-related equipment. A few Districts reported slight improvement in construction and real estate activity. Residential real estate conditions remained exceptionally weak though rental demand continued to rise in a number of Districts. Commercial real estate construction also remained weak, but increased leasing activity and an increase in demand for distribution facilities was noted in several Districts. In short, regional reports provided confirmation of the moderation in economic activity that continued during the third quarter of 2011.

The general consensus of both public and private economists is that economic activity will gain strength over the course of 2012. There is a wide range of views as to how strong economic activity will be in 2012, but a pickup in growth is expected as forces which slowed economic activity in the first half of 2011 dissipate. Monetary policy initiatives should provide additional support by improving credit availability and boosting consumer and business confidence. Considerable downside risk remains from a variety of factors including the desire of businesses and households to reduce overall debt levels rather than increase spending, the negative effects of greater than expected fiscal tightening by the federal government, and detrimental spillover effects from a worsening of the European debt crisis. Nonetheless, most economists expect the economy to continue on its slow growth path during 2012. The consensus of economists surveyed as part of the October 1 Blue Chip Financial Forecast publication is for U.S. GDP to grow at a 2.0% rate during the fourth quarter of 2011 and to be followed by growth of 2.0%, 2.3%, 2.6% and 2.8% in the subsequent quarters of 2012. Similarly, the consensus of Blue Chip economists is for employment growth to average a meager 80,000 over each of the last four months of 2011 but to grow to grow by an average of 130,000 per month in all of 2012. While GDP and employment growth of this magnitude would be historically weak compared with other post-recession periods, it would provide support for further improvement in commercial real estate market conditions over the course of 2012.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the quarter ended September 30, 2011 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate investment activity remained healthy during the third quarter of 2011; however, there were anecdotal reports that leasing activity moderated in the latter part of the quarter as concerns about the global economy and sovereign debt crisis increased. Nonetheless, commercial real estate fundamentals remained largely steady, except in the apartment market where increased demand and solid rent growth were reported in markets across the country. Improvements in office, industrial and retail market conditions were more modest, but still noteworthy given the lackluster economy. Given the modest economic growth, commercial real estate fundamentals could soften in the coming quarters since the commercial real estate industry tends to lag broader economic trends.

Commercial property sales activity remained healthy in the third quarter but it also tapered off in the latter part of the quarter as concerns grew about the cooling of the global economy. According to Real Capital Analytics (“RCA”), sales of office, industrial, retail and apartment properties totaled $50 billion in the third quarter of 2011, up 38% from the third quarter of 2010 but down 14% compared to the second quarter of 2011. The sales growth rate moderated in each month during the quarter as investor concerns grew, but cap rates and prices held firm according to RCA, and particularly for high quality properties. Sales volume through the first three quarters of 2011 totaled $140 million, which already exceeds the full year total for 2010. The office and apartment sectors continued to be the most active, with investor interest concentrated on major markets such as Washington DC, New York, Boston, San Francisco and Los Angeles. RCA notes that sales activity in some secondary markets also picked up as investors broadened their geographical targets.

The moderation in economic and sales activity was reflected in Green Street Advisors’ Commercial Property Price Index (“CPPI”). The CPPI, which is based on sales transactions and weighted by property value such that the larger properties have a proportionally larger impact on the index, increased 1% in the third quarter of 2011 as compared with a 5% increase in the second quarter of 2011. The slowdown in momentum was evident in August and September when the CPPI registered no increase. Commercial property prices as measured by the index have recovered much of the decline experienced during the 2007- 2009 downturn; however, prices are still some 10% below their August 2007 highs. According to Green Street, three factors are responsible for the rebound in prices: (1) plunging return hurdles across most asset classes; (2) a dearth of distressed sellers; and (3) a quicker than expected rebound in fundamentals in some major property sectors.

Asset values continued to rise in the third quarter of 2011, contributing to healthy total returns for the commercial property sector. For the four quarter period ending September 30, 2011, NCREIF Property Index (“NPI”) returns were 16.1%, consisting of a 6.3% income return and a 9.4% capital return. By comparison, returns for the four quarter period ending June 30, 2011 were 16.7%. Returns have now been positive across the four major property types for seven consecutive quarters.

Data for the Account’s top five markets in terms of market value as of September 30, 2011 are provided below. These markets represent 43.4% of the Account’s total real estate portfolio. The Account’s top five markets were unchanged compared with the second quarter. Occupancies fell below 90% in both Washington, DC and San Francisco due to the relocation of two large tenants from the Account’s office buildings in those markets.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	84.8%	9	14.1%	10.7%
New York-Wayne-White Plains NY-NJ	97.9%	5	9.1%	7.0%
Boston-Quincy MA	90.3%	5	7.5%	5.8%
Los Angeles-Long Beach-Glendale CA	91.1%	8	6.5%	5.0%
San Francisco-San Mateo-Redwood City CA	80.9%	4	6.1%	4.7%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate was 16.2% in the third quarter of 2011, which was unchanged from the second quarter of 2011. The vacancy rate had declined in the prior four consecutive quarters as a result of the improving national economy but held steady during the third quarter as a result of the moderation in economic activity. By comparison, the vacancy rate for the Account’s office portfolio remained well below the national average but increased to 12.8% as of the third quarter of 2011 as compared with 10.3% in the second quarter of 2011. As shown in the table below, the vacancy rate of properties owned by the Account in three of its top five office markets—Boston, Seattle and Houston—declined and remained well below their respective market averages. The vacancy rate of the Account’s properties in its top market, Washington DC, increased to 18.3% as the result of a relocation by a large tenant in one of the Account’s properties. The recently vacated space is currently being marketed to new tenants with proposals out for approximately one-third of the space. Similarly, the vacancy rate of the Account’s properties in San Francisco jumped to 21.5% in the third quarter from 6.2% in the second quarter due to the loss of a large tenant. The recently vacated space is being marketed with negotiations underway to re-lease a large portion of the space to a new tenant.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q3	2011Q2	2011Q3	2011Q2

Office	Account/Nation			12.8%	10.3%	16.2%	16.2%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,276.8	8.6%	18.3%	6.4%	13.2%	13.3%
2	Boston-Quincy MA	$832.6	5.6%	10.5%	12.1%	13.0%	13.1%
3	San Francisco-San Mateo-Redwood City CA	$613.7	4.1%	21.5%	6.2%	11.7%	12.0%
4	Seattle-Bellevue-Everett WA	$524.1	3.5%	8.7%	10.2%	15.9%	15.8%
5	Houston-Sugar Land-Baytown TX	$416.4	2.8%	4.7%	6.2%	15.1%	15.3%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

The Account’s results for the third quarter of 2011 are largely consistent with the moderation in office market conditions at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the third quarter of 2011, the financial sector shed 6,000 jobs after a loss of 2,000 jobs in the second quarter of 2011. Banks and financial firms have been paring payrolls largely because of pending regulatory changes that will be instituted as a result of the financial crisis, and several major banks have announced layoffs after third quarter earnings fell far short of Wall Street’s estimates. The professional and business services sector continued to expand in the third quarter, albeit at a still modest pace, adding 125,000 jobs in the quarter, following a gain of 102,000 in the second quarter of 2011. Further improvement in office market conditions depends upon an increase in office employment.

While office employment growth is the primary driver of aggregate demand for space, the leasing activity that occurs each quarter is to a large extent a function of the expiration of leases signed in prior years, which in turn constitute a second source of demand for vacant space. In the current economic and market environment, many companies are looking for opportunities to upgrade their space and plan for the long term as leases expire, but they are often leasing less space in order to reduce overhead costs. Similarly, many companies are moving from older, less efficient buildings to newer, technologically functional buildings where they are able to reduce their space requirements by reducing the average square feet per employee and eliminating or reducing the amount of meeting rooms and common space. This reevaluation of space needs has presented tenants with options: relocate to space in other buildings but incur the time and physical expense of moving or renew leases at existing buildings, thereby, saving moving costs and upheaval, but enduring the period of construction required to upgrade space. Class A buildings have been the primary beneficiaries of a “flight to quality”. The Account’s investments in a number of major markets are well positioned to benefit from this trend; however, two of the Account’s buildings in Washington, DC and San Francisco have lost large tenants which moved to new buildings in order to avoid the disruption from retrofitting existing space.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. After nine consecutive quarters of GDP growth, a 5.1% increase in industrial production during the third quarter of 2011, and a rebound of global trade flows, U.S. industrial market conditions continued to improve, particularly in coastal markets where global trade activity is centered. During the third quarter of 2011, the national industrial availability rate declined for the fourth consecutive quarter to 13.7% as compared to 13.9% in the second quarter of 2011. By comparison, the vacancy rate for the Account’s industrial property portfolio declined to an average of 4.9% in the third quarter of 2011 as compared with 6.8% in the second quarter of 2011. The vacancy rate of the Account’s properties in four of its top five industrial markets remained well below their respective market averages. The vacancy rate of the Account’s properties in Los Angeles increased to 12.1% from 8.8% in the second quarter due to the relocation of a medium sized tenant.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q3	2011Q2	2011Q3	2011Q2

Industrial	Account/Nation			4.9%	6.8%	13.7%	13.9%

1	Riverside-San Bernardino-Ontario CA	$459.3	3.1%	5.0%	3.5%	12.1%	12.5%
2	Dallas-Plano-Irving TX	$191.6	1.3%	1.3%	1.3%	15.3%	15.3%
3	Fort Lauderdale-Pompano Beach-Deerfield Beach FL	$152.4	1.0%	3.9%	6.9%	13.9%	13.9%
4	Chicago-Naperville-Joliet IL	$119.4	0.8%	3.7%	3.7%	15.4%	15.8%
5	Los Angeles-Long Beach-Glendale CA	$99.1	0.7%	12.1%	8.8%	6.8%	7.3%

*	Source: CBRE-EA. Availability is defined as the percentage of space available for rent. Account vacancy is defined as the weighted percentage of unleased space.

Multi-Family

Apartment markets tightened further during the third quarter of 2011. The national vacancy rate declined to an average of 5.1% in the third quarter of 2011 as compared to 5.8% in the third quarter of 2010. Year-over-year comparisons are necessary to account for seasonal leasing patterns. Effective rents, which include concessions such as free rent, increased in virtually all markets tracked by CBRE-EA. The improvement in market conditions has been due to a combination of a decline in home-ownership rates as a result of the housing crisis and an increase in household formations as a result of modest job growth. Consistent with conditions at the national level, the vacancy rate of the Account’s multi-family portfolio remained low at an average of 2.7% in the third quarter of 2011 versus 2.3% in the second quarter of 2011. As shown in the table below, the average vacancy rate for the Account’s properties in most of the top apartment markets increased slightly in the third quarter, but all remained low compared to their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q3	2011Q2	2011Q3	2011Q2

Apartment	Account/Nation			2.7%	2.3%	5.1%	5.8%

1	New York-Wayne-White Plains NY-NJ	$367.0	2.5%	2.0%	0.9%	4.0%	5.4%
2	Washington-Arlington-Alexandria DC-VA-MD-WV	$242.7	1.6%	5.3%	3.2%	3.9%	3.8%
3	Houston-Bay Town-Sugar Land TX	$241.1	1.6%	2.8%	2.3%	8.5%	8.8%
4	Denver-Aurora CO	$239.2	1.6%	2.1%	0.6%	4.7%	4.6%
5	Atlanta-Sandy Springs-Marietta GA	$133.7	0.9%	2.0%	2.8%	9.0%	9.0%

*	Source: CBRE-EA. Vacancy is defined as the percentage of units vacant. The Account’s vacancy is defined as the weighted percentage of unleased units.

Retail

Retail market conditions continued to reflect softness in consumer spending due to job worries, persistently high unemployment and stagnant home prices. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.1% in the third quarter of 2011 over the second quarter of 2011, and 8.1% over the third quarter of 2010. Availability rates in neighborhood and community centers averaged 13.2% in the third quarter of 2011, unchanged from the second quarter of 2011, as retailers remained cautious about opening new stores given the modest growth in retail sales. Additionally, Gap announced plans to close 20% of its Gap stores, and it is possible that other retail chains will close underperforming stores if retail sales remain soft, which could cause retail availability rates to rise. Contrary to trends at the national level, the vacancy rate for the Account’s retail portfolio declined to 8.9% during the third quarter of 2011 as compared with 10.8% in the second quarter of 2011. The vacancy rate of the Account’s retail portfolio is well below-average, and the portfolio vacancy rate has now declined for three consecutive quarters.

Outlook

Despite continued moderation in the U.S. and global economic activity, commercial real estate market conditions improved modestly in the third quarter of 2011. Similarly, commercial property values and returns remained healthy but did not increase compared to the second quarter. Recent softness in the economy coupled with European debt concerns provide a somewhat uncertain backdrop for commercial real estate as business leaders require a clearer picture of their business prospects when making long-term space decisions. Indeed, anecdotal reports from local market contacts indicate that corporate leasing decisions now typically involve both extended negotiations and an extended timeframe for completion. Small business owners are acting with greater speed but are still highly rate sensitive. While activity slowed in the third quarter of 2011, aggregate leasing velocity has increased in most markets over the first three quarters of 2011 as compared with the first three quarters of 2010. We believe leasing is likely to remain modest during the last quarter of 2011 given the uncertain economic outlook, but if economic conditions do strengthen over the course of 2012 as economists expect, commercial real estate fundamentals could see further improvement. If economic growth does not strengthen, commercial real estate fundamentals could weaken as businesses postpone leasing and expansion decisions. Nonetheless, moderate economic growth in combination with minimal construction has historically provided a favorable backdrop for the commercial real estate sector.

Management continued to implement its strategy to rebalance the property portfolio’s geographic and property sector concentrations. During the third quarter of 2011, the Account acquired a lifestyle shopping center in a major California market and an industrial property in the South Florida market. The Account also disposed of two office buildings and a retail center in non-target markets and a self storage facility, which was part of a larger storage portfolio joint venture investment held by the Account. Management has also focused on maintaining the Account’s income returns through aggressive property management and leasing in combination with expense management. Management believes that these activities in combination with the repositioning strategy implemented in 2010 and 2011 are consistent with the Account’s objectives and positively benefited the Account’s performance. As of the third quarter of 2011, the Account’s commercial property holdings were 91.9% leased as compared with 91.6% as of the second quarter of 2011. During the third quarter of 2011, the Account’s real estate assets experienced a 1.67% income return and a 3.49% capital return. As shown in the graph below, returns for the third quarter of 2011 were the sixth consecutive quarter of positive income and capital returns.

Participant inflows were positive over entire third quarter of 2011, but significant outflows occurred in early August which were correlated with the uncertain economic climate and stock market volatility during the month. Given recent market volatility and the uncertain macroeconomic environment, Management has heightened its focus on maintaining the Account’s cash position at a level that is sufficient to fully support TIAA’s liquidity guarantee. Investment activities will include the active pursuit of new investment acquisitions with a focus on direct, privately owned real estate, along with liquid real estate- related securities. Potential acquisitions will continue to be evaluated in the context of overall Account objectives, with an emphasis on industrial, retail, and multi-family properties in order to rebalance the Account’s exposure to the office sector, which has declined through 2011 as a result of Management’s strategic efforts. Ninety percent of all office assets are now located in target markets. Management believes that the combination of repositioning objectives, which started in 2010 and continued through the first three quarters of 2011, coupled with a disciplined and strategic acquisitions program in the final quarter of 2011, should position the Account to benefit from the ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. While commercial property prices have increased measurably from their lows in the latter half of 2009, Management believes that properties can still be acquired at prices that represent reasonable value particularly in comparison to replacement cost. Emphasis will continue to be given to institutional quality properties that have a strong occupancy history and favorable tenant rollover schedules.

Investments as of September 30, 2011

As of September 30, 2011, the Account had total net assets of $13.0 billion, a 20.1% increase from December 31, 2010. The increase of the Account’s net assets as of September 30, 2011 as compared to December 31, 2010 was primarily caused by the appreciation in value of the Account’s wholly owned real estate properties and those owned in joint venture investments, purchase of eight real estate investments, as well as net participant activity into the Account during the period.

As of September 30, 2011, the Account owned a total of 103 real estate property investments (92 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 36 office property investments (four of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 23 apartment complexes, 16 retail property investments (including five held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 103 real estate property investments, 30 are subject to debt (including seven joint venture property investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2011 was $1.9 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Statements of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2011 was $3.5 billion, which represented a loan to value ratio of 21.3%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.8% of total real estate investments and 4.4% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits, although proceeds from sales of real estate investments do play a role in the Account’s cash management generally. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes: (i) have either maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with its intent to diversify the Account by property type and geographic location, including to reallocate the Account’s exposure to or away from certain property types in certain geographic locations; and/or (v) otherwise do not satisfy the investment objectives or strategy of the Account. The Account will reinvest any sale proceeds that management doesn’t believe it will need to pay operating expenses, fund other obligations (such as debt obligations and funding commitments under limited partnership agreements) or to meet redemption requests (e.g., cash withdrawals or transfers).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2011.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.7%	15.8%	9.3%	0.4%	2.3%	50.5%
Apartment	6.8%	5.6%	4.9%	0.0%	0.0%	17.3%
Industrial	1.3%	6.7%	4.4%	1.2%	0.0%	13.6%
Retail	2.9%	2.8%	7.6%	0.1%	1.9%	15.3%
Other(3)	3.0%	0.2%	0.1%	0.0%	0.0%	3.3%

Total	36.7%	31.1%	26.3%	1.7%	4.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	655.2	(b)	5.75	4.40
Four Oaks Place	Houston	TX	Office	416.4		3.66	2.80
Fourth and Madison	Seattle	WA	Office	379.1	(c)	3.33	2.55
780 Third Avenue	New York City	NY	Office	336.1		2.95	2.26
DDR Joint Venture	Various	USA	Retail	331.7	(d)	2.91	2.23
99 High Street	Boston	MA	Office	329.5	(e)	2.89	2.21
50 Fremont	San Francisco	CA	Office	327.6	(f)	2.88	2.20
425 Park Avenue	New York	NY	Land	320.0		2.81	2.15
The Newbry	Boston	MA	Office	291.8		2.56	1.96
The Florida Mall	Orlando	FL	Retail	283.6	(g)	2.49	1.90

(a)

Value as reported in the September, 30, 2011 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $218.4M.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $149.3M.

(d)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 41 retail properties located in 13 states and is presented net of debt with a fair value of $999.5 million.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $190.2M.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $136.5M.

(g)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P., and is presented net of debt with a fair value of $186.0 million.

As of September 30, 2011, the Account also held investments in real estate limited partnerships representing 2.0% of total investments, real estate-related marketable securities representing 5.5% of total investments, and U.S. Treasury securities and government agency notes representing 16.0% of total investments.

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Performance

The Account’s total return was 10.2% for the nine months ended September 30, 2011 as compared to 7.2% for the nine months ended September 30, 2010. The Account’s performance during 2011 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, income from property investments and marketable securities, and an increase in unrealized gains on investments.

The Account’s annualized total returns (after expenses) over the one, three, five, and ten year periods ended September 30, 2011 were 16.4%, -7.8%, -2.1%, and 3.8%, respectively. As of September 30, 2011, the Account’s annualized total return since inception was 5.6%.

The Account’s total net assets increased to $13.0 billion at September 30, 2011 from $9.6 billion at September 30, 2010. The primary driver of this 35.5% increase was net participant activity into the Account and the appreciation of the Account’s invested assets.

Net Investment Income

The table below shows the results of operations for the nine months ended September 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$657.9	$652.0	$5.9	0.9%

Real estate property level expenses and taxes:
Operating expenses	164.8	163.4	1.4	0.9%
Real estate taxes	82.4	88.2	(5.8)	-6.6%
Interest expense	81.2	79.8	1.4	1.8%

Total real estate property level expenses and taxes	328.4	331.4	(3.0)	-0.9%

Real estate income, net	329.5	320.6	8.9	2.8%
Income from real estate joint ventures and limited partnerships	72.9	69.5	3.4	4.9%
Interest	2.8	2.1	0.7	33.3%
Dividends	12.6	1.1	11.5	N/M

TOTAL INVESTMENT INCOME	417.8	393.3	24.5	6.2%

Expenses—Note 2:
Investment advisory charges	39.4	36.5	2.9	7.9%
Administrative charges	21.8	15.1	6.7	44.4%
Distribution charges	6.3	4.2	2.1	50.0%
Mortality and expense risk charges	4.5	3.1	1.4	45.2%
Liquidity guarantee charges	16.8	9.3	7.5	80.6%

TOTAL EXPENSES	88.8	68.2	20.6	30.2%

INVESTMENT INCOME, NET	$329.0	$325.1	$3.9	1.2%

N/M	– Not Meaningful

Real estate rental income increased $5.9 million or 0.9% during the first nine months of 2011 as compared to the comparable period of 2010. The increase was directly related to the acquisitions discussed above offset by property dispositions during the first and third quarters.

Operating expenses increased during the first nine months of 2011 as compared to the comparable period of 2010 by $1.4 million, or 0.9%. The increase was driven by property acquisitions during the year offset by property dispositions.

Real estate taxes decreased $5.8 million or 6.6% during the first nine months of 2011 as compared to the comparable period of 2010. The decrease in real estate taxes is a result of lower tax assessments at various properties and property dispositions offset by current property acquisitions.

Interest expense increased $1.4 million, or 1.8% during the first nine months of 2011 as compared to the comparable period of 2010. The increase was attributable to mortgage loans payable having higher interest rates during the first nine months of 2011 as compared to the comparable period of 2010, as a result of debt obligations added during the third quarter of 2010 having higher interest rates than the debt obligations repaid during the same quarter.

Income from real estate joint ventures and limited partnerships increased $3.4 million or 4.9% during the first nine months of 2011 as compared to the comparable period of 2010. The increase was attributable to increased distributions from the joint ventures and limited partnerships as a result of increased revenues.

Dividend income was $12.6 million for the first nine months of 2011, an increase of $11.5 million from the comparable period of 2010. The increase in dividend income solely relates to the Account’s increased investment in real estate related securities held throughout the year, $813.0 million as of September 30, 2011 as compared to $274.7 million as of September 30, 2010.

The Account’s expenses increased $20.6 million or 30.2% during the first nine months of 2011 as compared to the comparable period of 2010. The increase in Account level expenses was primarily due to the increase in the Account’s net assets as of September 30, 2011 as compared to September 30, 2010. The Account’s net assets were $13.0 billion at September 30, 2011 as compared to $9.6 billion as of September 30, 2010, a 35.5% increase in net assets. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs are primarily fixed, but generally correspond to the level of assets under management. During the current year these fixed costs have risen at a slower pace than the Account’s net assets. Mortality and expense risk charges increased as a result of higher net assets; however, the overall basis point charge to the Account has remained at five basis points of net assets. The increase in the liquidity guarantee charge was associated with the six basis point increase effective May 1, 2011. See Note 2—Management Agreements and Arrangements to the financial statements included herein for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(71.4)	$(1.2)	$(70.2)	N/M
Real estate joint ventures and limited partnerships	(10.6)	(156.7)	146.1	-93.2%
Marketable securities	5.0	—	5.0	N/M

Net realized loss on investments	(77.0)	(157.9)	80.9	-51.2%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	775.4	273.0	502.4	184.0%
Real estate joint ventures and limited partnerships	236.5	218.2	18.3	8.4%
Marketable securities	(92.0)	(2.2)	(89.8)	N/M
Mortgage loans receivable	—	3.7	(3.7)	-100.0%
Mortgage loans payable	(6.9)	(42.1)	35.2	-83.6%

Net change in unrealized appreciation on investments and mortgage loans payable	913.0	450.6	462.4	102.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$836.0	$292.7	$543.3	185.6%

N/M	– Not Meaningful

Real estate properties:

During the first nine months of 2011, the Account experienced net realized and unrealized gains on investments and mortgage loans payable of $836.0 million compared to net realized and unrealized gain of $292.7 million for the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property and joint venture investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property underlying the Account’s investments in joint ventures.

Net unrealized gains in the Account are attributed to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels. Additionally, the Account experienced foreign exchange gains of $4.8 million from its two international properties during the first nine months of 2011 as compared to losses of $18.7 million for the comparable period of 2010.

Real estate joint ventures and limited partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $225.9 million for the first nine months of 2011 compared to net realized and unrealized gains of $61.5 million for the comparable period of 2010.

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

Marketable securities:

The Account’s marketable securities position was $3.2 billion, which was comprised of $813.0 million of real estate related marketable securities and $2.4 billion of other short term marketable securities, comprised of U. S. Treasury securities and government agency notes. The Account experienced net realized and unrealized losses of $87.0 million from marketable securities as a result of decreases in the value of its real estate related marketable securities as a result of overall equity market volatility experienced during the nine month period ended September 30, 2011.

Mortgage loans receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage loans payable:

Mortgage loans payable experienced unrealized losses of $6.9 million during the first nine months of 2011 compared to unrealized losses of $42.1 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Of the $6.9 million unrealized loss $7.9 million was related to valuation decreases offset by $1.0 million from foreign exchange adjustments as a result of a weakening U.S. dollar.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Performance

The Account’s total return was 2.3% for the third quarter of September 30, 2011 as compared to 4.7% for the comparable period of 2010. The Account’s performance during 2011 reflects an increase in the aggregate net asset value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships, income from property investments and marketable securities, and an increase in unrealized gains on investments.

Net Investment Income

The table below shows the results of operations for the third quarter ended September 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.9	$222.6	$1.3	0.6%

Real estate property level expenses and taxes:
Operating expenses	53.0	56.4	(3.4)	-6.0%
Real estate taxes	27.9	28.4	(0.5)	-1.8%
Interest expense	27.4	30.4	(3.0)	-9.9%

Total real estate property level expenses and taxes	108.3	115.2	(6.9)	-6.0%

Real estate income, net	115.6	107.4	8.2	7.6%
Income from real estate joint ventures and limited partnerships	19.8	28.1	(8.3)	-29.5%
Interest	0.7	1.0	(0.3)	-30.0%
Dividends	5.8	1.1	4.7	N/M

TOTAL INVESTMENT INCOME	141.9	137.6	4.3	3.1%

Expenses—Note 2:
Investment advisory charges	13.2	13.6	(0.4)	-2.9%
Administrative charges	7.5	5.4	2.1	38.9%
Distribution charges	2.3	1.5	0.8	53.3%
Mortality and expense risk charges	1.6	1.1	0.5	45.5%
Liquidity guarantee charges	6.8	3.4	3.4	100.0%

TOTAL EXPENSES	31.4	25.0	6.4	25.6%

INVESTMENT INCOME, NET	$110.5	$112.6	$(2.1)	-1.9%

N/M	– Not Meaningful

Real estate rental income increased $1.3 million or 0.6% during the third quarter of 2011 as compared to the comparable period of 2010. The increase was primarily a result of the property acquisitions during the second quarter of 2011, offset by property dispositions.

Operating expenses decreased during the third quarter of 2011 as compared to the comparable period of 2010 by $3.4 million or 6.0%. The decrease in operating expenses is directly related to property dispositions during the quarter and during 2010, offset by increases in operating expenses related to property acquisitions during the quarter.

Real estate taxes decreased $0.5 million or 1.8% during the third quarter of 2011 as compared to the comparable period of 2010. The decrease in real estate taxes is a result of lower tax assessments at various properties and property dispositions offset by current property acquisitions.

Interest expense decreased $3.0 million or 9.9% during the third quarter of 2011 as compared to the comparable period of 2010. The decrease from the comparable quarter of 2010 was related to the write off of deferred financing costs associated with the extinguishment of debt during the third quarter of 2010.

Income from real estate joint ventures and limited partnerships decreased $8.3 million or 29.5% during the third quarter of 2011 as compared to the comparable period of 2010. The decrease was attributable to decreased distributions from the joint ventures during the quarter as compared to the third of 2010.

Dividend income was $5.8 million for the third quarter of 2011, an increase of $4.7 million from the comparable period of 2010. The increase in dividend income solely relates to the Account’s increased investment in real estate related securities held throughout the quarter, $813.0 million as of September 30, 2011 as compared to $274.7 million as of September 30, 2010.

The Account’s expenses increased $6.4 million or 25.6% during the third quarter of 2011 as compared to the comparable period of 2010. The increase in Account level expenses was due to the increase in the Account’s net assets as of September 30, 2011 as compared to September 30, 2010. The Account’s net assets were $13.0 billion at September 30, 2011 as compared to $9.6 billion at September 30, 2010, a 35.5% increase in net assets. Investment advisory, administrative and distribution charges are costs charged to the Account, associated with managing the Account. These costs are primarily fixed, but generally correspond to the level of assets under management. During the current year these fixed costs have risen at a slower pace than the Account’s net assets. Mortality and expense risk charges increases as a result of higher net assets, however the overall basis point charge to the Account has remained at five basis points of net assets. The increase in the liquidity guarantee charge was associated with the six basis point increase effective May 1, 2011. See Note 2—Management Agreements and Arrangements to the financial statements included herein for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the third quarter of September 30, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(62.1)	$0.1	$(62.2)	N/M
Real estate joint ventures and limited partnerships	(2.1)	(3.5)	1.4	-40.0%
Marketable securities	1.3	—	1.3	N/M

Net realized loss on investments	(62.9)	(3.4)	(59.5)	1750.0%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	309.0	249.8	59.2	23.7%
Real estate joint ventures and limited partnerships	83.6	62.2	21.4	34.4%
Marketable securities	(142.4)	(2.3)	(140.1)	N/M
Mortgage loans receivable	—	2.3	(2.3)	-100.0%
Mortgage loans payable	(6.4)	(7.8)	1.4	-17.9%

Net change in unrealized appreciation on investments and mortgage loans payable	243.8	304.2	(60.4)	-19.9%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$180.9	$300.8	$(119.9)	-39.9%

N/M	– Not Meaningful

Real estate properties:

During the third quarter of 2011, the Account experienced net realized and unrealized gains on investments and mortgage loans payable of $180.9 million compared to net realized and unrealized gains of $300.8 million for the comparable period of 2010.

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property underlying the Account’s investments in joint ventures.

Net unrealized gains in the Account are attributed to improved market conditions resulting in capitalization rate declines, higher market rents, and generally better occupancy levels. Also, the Account experienced foreign exchange losses of $25.4 million from its two international properties during the third quarter of 2011 as compared to losses of $24.9 million for the comparable period of 2010.

Real estate joint ventures and limited partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $81.5 million for the third quarter of 2011 compared to net realized and unrealized gains of $58.7 million for the comparable period of 2010.

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

Marketable securities:

The Account’s marketable securities position was $3.2 billion, which was comprised of $813.0 million of real estate related marketable securities and $2.4 billion of other short term marketable securities, comprised of U. S. Treasury securities and government agency notes. The Account experienced net realized and unrealized losses of $141.1 million from marketable securities as a result of decreases in the value of its real estate related marketable securities as a result of overall equity market volatility experienced during the current quarter.

Mortgage loans receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage loans payable:

Mortgage loans payable experienced unrealized losses of $6.4 million during the third quarter of 2011 compared to unrealized losses of $7.8 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Of the $6.4 million unrealized loss, $12.8 million was related to valuation increases and $6.4 million from foreign exchange adjustments as a result of a strengthening U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.4 billion (18.4% and 22.3% of the Account’s net assets at such dates, respectively). When compared to December 31, 2010, the Account’s non-real estate- related liquid assets have decreased $21.9 million. This decrease is primarily the result of decreased net participant activity into the Account (in particular, net participant transfers into the Account) in the third quarter of 2011.

Participant Activity

Third Quarter 2011 Compared to Second Quarter 2011

During the third quarter of 2011, the Account received $497.3 million in premiums as compared to $559.8 million received during the second quarter of 2011. Premiums received included $314.8 million of participant transfers as compared to $369.4 million during the second quarter of 2011. The Account had participant outflows of $438.4 million during the third quarter of 2011 as compared to $209.9 million during the second quarter of 2011, the vast majority of which was comprised of withdrawals and death benefits, which included $317.9 million of participant transfers out of the Account.

First Nine Months of 2011 Compared to First Nine Months of 2010

During the first nine months of 2011, the Account received $1.9 billion in premiums, which included $1.3 billion of participant transfers into the Account. The Account had outflows of $871.3 million in annuity payments, withdrawals and death benefits, which included $542.9 million of participant transfers out of the Account. During the first nine months of 2010, the Account received $1.7 billion in premiums, which included $1.2 billion of participant transfers into the Account. The Account had outflows of $645.6 million in annuity payments, withdrawals and death benefits, which included $413.2 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective March 31, 2011, as discussed in more detail in the paragraph below.

Effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement) individual participants will be limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions and currently impacts those participants with contracts issued in a jurisdiction that has approved the limitation. Management believes that, compared to periods prior to the transfer limitation being in effect, participant transfer inflow activity will continue to be tempered following the effective date of this limitation as jurisdictions approve such limitation.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through September 30, 2011, the TIAA general account did not purchase or redeem any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of September 30, 2011, TIAA owned approximately 9.0% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. The independent fiduciary has indicated to management its intention to initiate systematic redemptions of the liquidity units held by the TIAA General Account at such times as it deems appropriate. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash, cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. As of September 30, 2011 no liquidity units were required to be redeemed by the Account, which as of September 30, 2011 held 18.4% of its net assets in liquid non-real estate-related investments (along with its cash and cash equivalents).

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

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income increased to $329.0 million for the nine months ended September 30, 2011 from $325.1 million for the comparable period of 2010. Total investment income increased as a result of increased income from joint ventures and limited partnerships, interest income, and dividend income, offset by higher Account expenses as a result of higher average net assets over the period.

As of September 30, 2011, cash and cash equivalents, along with real estate-related and non real estate-related marketable securities comprised 24.7% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of September 30, 2011, $765.3 million in principal amount of debt obligations will mature through September 30, 2012, all of which is related to the Account’s share of debt associated with its investments in joint ventures. An aggregate of $634.6 million in principal amount of debt obligations (which represents the Account’s share) secured by a total of 30 properties in the Account’s DDR Joint Venture investment matures in February 2012 and March 2012. In particular, 17 properties and a $15.0 million letter of credit within the DDR Joint Venture investment secure $471.8 million in principal amount of debt obligations (which represents the Account’s share) maturing in March 2012 and effectively, as of September 30, 2011, the Account’s net investment value in these properties was zero.

Management is evaluating the full range of options available to the Account in its capacity as an investor in these joint ventures. Management believes that the Account and the joint venture entities in which the Account invests will have the ability to address these non-recourse obligations in a number of ways, including among others, repaying the principal due at maturity, refinancing such debt, restructuring such debt, and/or electing to default on the loans secured by such properties if the joint ventures were unable to reach a satisfactory resolution with respect to such obligations.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2011 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of September 30, 2011, management has reduced the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) to less than 30% and intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

As of September 30, 2011, the Account’s loan to value ratio was 21.3%.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2011. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Weston Business Center—Weston, FL

On August 26, 2011, the Account purchased an industrial property located in Weston, Florida, for $84.8 million. The Weston Business Center (the “Property”) is a 679,918 square foot (“SF”) industrial park built in 1998 and 1999 comprised of four Class A warehouse distribution buildings on 10.4 acres in Weston, Florida. The four buildings represent 63% of the entire park, which consists of six buildings and 1,076,000 square feet. The buildings are 100% leased to six tenants. The three largest tenants are Anda, Inc. (152,176 SF), American Express (224,650 SF) and Office Depot (230,670 SF). Rental rates average $7.21 per SF.

The Forum at Carlsbad—Carlsbad, CA

On September 9, 2011, the Account purchased a retail property located in Carlsbad, Florida, for $183.3 million. The property is a premier grocery anchored lifestyle center in San Diego’s northwest county. Constructed in 2003 and located along El Camino Real in Carlsbad, CA, the property consists of 264,619 square feet of institutional quality retail space, divided among eight separate buildings, that were 99.1% leased at time of purchase to a variety of local and national retailers including: H&M (19,479 SF), Urban Outfitters (12,659 SF), Jimbo’s (18,000 SF), and Bed, Bath & Beyond (28,000 SF).

Sales

Oak Brook Regency Towers—Oak Brook, IL

On July 6, 2011, the Account sold an apartment building located in Oak Brook, Illinois for a net sale price of $69.4 million and realized a loss from sale of $20.3 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $89.7 million according to the records of the Account.

Morris Corporate Center III—Parsippany, NJ

On July 7, 2011, the Account sold an office building located in Parsippany, New Jersey for a net sale price of $107.3 million and realized a loss from sale of $36.0 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $143.3 million according to the records of the Account.

Storage Portfolio I, LLC—Various

On July 14, 2011, self storage warehouses located in Kansas City, KS, and Raytown, MS were sold by the Account’s Storage Portfolio I, LLC Joint Venture (the “Storage Portfolio”). The Account holds a 75.0% interest in the Storage Portfolio. The Account’s portion of the net sales price was $2.2 million. The Account realized a loss from the sale of $1.9 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $4.1 million according to the records of the Account.

Champlin Marketplace—Champlin, MN

On September 21, 2011, the Account sold a retail building located in Champlin, Minnesota for a net sale price of $12.7 million and realized a loss from sale of $5.8 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $18.5 million according to the records of the Account.

Financings

NA

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

Valuation of Mortgage Loans Receivable—Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loans receivable were repaid in full during the year ended December 31, 2010.

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

See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the consolidated financial statements included herein, for further discussion and disclosure regarding the determination of the Account’s investments fair values.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “Joint Ventures”). The Account records its contributions as increases to its investments in the Joint Ventures, and distributions from the Joint Ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Income from the Joint Ventures is recorded based on the Account’s proportional interest of the income distributed by the Joint Ventures. Income earned but not yet distributed to the Account by the Joint Ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “Limited Partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital or capital gains or losses are recorded as unrealized gains and realized gains and losses, respectively. Unrealized gains and losses are recorded based upon the changes in the net asset values of the Limited Partnerships as determined from the financial statements of the Limited Partnerships when received by the Account. Prior to the receipt of the financial statements from the Limited Partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2011, represented 78.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2011, 21.5% of the Account’s total investments were comprised of marketable securities which included high-quality publicly traded debt instruments (i.e., government agency notes) and equity securities, primarily REIT securities. The Consolidated Statements of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements herein. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

In addition to these risks, real estate-related equity and debt securities (such as REIT stocks and mortgage-backed securities) are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the Account’s most recent prospectus.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2011. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2011.

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

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,(2) Keogh Contract,(3) Retirement Select and Retirement Select Plus Contracts and Endorsements(1) and Retirement Choice and Retirement Choice Plus Contracts.(3)

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the periods ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of November, 2011.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 14, 2011	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

November 14, 2011	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer