Form 10-K
period 2011-12-31
TIAA REAL ESTATE ACCOUNT
filed 2012-03-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

The Account is regulated by the New York Department of Financial Services (“NYDFS”) and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

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

Investment Strategy

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets (as presented on the consolidated statements of assets and liabilities) invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2011, REIT securities comprised approximately 6.9% of the Account’s net assets, and the Account held no CMBS as of such date.

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

However, from time to time (and most recently between late 2008 and mid 2010), the Account’s non real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate related liquid investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate related investments available in the market.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2011, the Account’s foreign assets represented approximately 2.0% of the Account’s net assets (after netting out the fair value of debt on our foreign properties).

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Net Assets and Portfolio Investments: At December 31, 2011, the Account’s net assets totaled $13.5 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 78.8% of the Account’s net assets.

At December 31, 2011, the Account held a total of 101 real estate property investments (including its interests in 11 real estate-related joint ventures), representing 73.9% of the Account’s total investments (measured on a gross asset value basis (“Total Investments”)). As of that date, the Account also held investments in REIT equity securities (representing 6.0% of Total Investments), real estate limited partnerships (representing 2.0% of Total Investments), government agency notes (representing 10.0% of Total Investments) and U.S. Treasury securities (representing 8.1% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2011.

Borrowing: The Account may borrow money and assume or obtain a mortgage on a property—i.e., make leveraged real estate investments. Under the Account’s current investment guidelines, management intends to maintain the Account’s loan to value ratio (as defined below) at or below 30% (measured at the time of incurrence and after giving effect thereto). Forms of borrowing may include:

•	incurring new debt on the Account’s properties,

•	refinancing outstanding debt,

•	assuming debt on the Account’s properties, or

•	long term extensions of the maturity date of outstanding debt

The Account’s loan to value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. Management intends to maintain the Account’s loan to value ratio at or below 30%. In calculating outstanding indebtedness, we will include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2011, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $3.6 billion and the Account’s loan to value ratio was approximately 20.8%.

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

Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement), individual participants with contracts issued in certain jurisdictions are limited from making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. As of the date of this Annual Report on Form 10-K, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her contract or endorsement form. See the Account’s prospectus for more information.

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

In general, the Account records appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments and thus adjustments to the valuations of its holdings (to the extent adjustments are made) happen regularly throughout each quarter and not on one specific day in each period. In addition, an estimated daily equivalent of net operating income is taken into consideration and is adjusted for actual transactional activity. The remaining assets in the Account are primarily marketable securities that are priced on a daily basis. See “Management’s Discussion and Analysis of the Account’s Results of Operations and Financial Condition—Critical Accounting Policies” in this Form 10-K for more information on how each class of the Account’s investments are valued.

Liquidity Guarantee. The TIAA general account provides the Account with a liquidity guarantee enabling the Account to have funds available to meet participant redemption, transfer or cash withdrawal requests. If the Account cannot fund participant requests from the Account’s own cash flow and liquid investments, the TIAA General Account will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). This liquidity guarantee is required by the NYDFS. TIAA guarantees that participants can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants.

Importantly, however, this liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. The Account pays TIAA for the liquidity guarantee through a daily deduction from the Account’s net assets. Primarily as a result of significant net participant transfers in the second half of 2008 and the first half of 2009, pursuant to this liquidity guarantee obligation, the TIAA general account purchased an aggregate of $1.2 billion of liquidity units issued by the Account between December 2008 and June 2009. Since July 1, 2009 and through the date of filing this Form 10-K, no further liquidity units have been purchased. The independent fiduciary has indicated to management that, as of the date of this Annual Report on Form 10-K, it intends to initiate systematic redemptions of the liquidity units held by the TIAA General Account at such times as it deems appropriate. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate-related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity.

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

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE 96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. Real Estate Research Corporation, a real estate consulting firm whose principal offices are located in Chicago, Illinois, was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary whose term expires in February 2015. The independent fiduciary’s responsibilities include:

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2011, TIAA owned 8.8% of the outstanding accumulation units of the Account. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

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

The incidence of some or all of these factors could reduce occupancy, rental rates and the fair value of the Account’s real properties or interests in investment vehicles (such as limited partnerships) which directly hold real properties.

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

Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. For example the Account owns and operates a number of industrial properties, which, typically feature larger tenant concentration. The insolvency and/or closing of a single tenant in one of our industrial properties may significantly impair the income generated by an industrial property, and may also depress the value of such property.

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

•

The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases, reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.

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

In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located, more suitable for tenants than our properties or have owners who may compete more aggressively for tenants, resulting in a competitive advantage for these other properties. We may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, and limit our ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.

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

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interests in real estate limited partnerships tend to be in particular illiquid, and the Account may be unable to dispose of such investments at opportune times.

Valuation and Appraisal Risks: Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Recent disruptions in the macroeconomy, real estate markets and the credit markets have led to a significant decline in transaction activity in most markets and sectors and the lack of observable transaction data may have made it more difficult for an appraisal to determine the fair value of the Account’s real estate. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.

Further, as the Account generally obtains appraisals on a quarterly basis, there may be circumstances in the period between appraisals or interim valuation adjustments in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic consolidated financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

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

Investment Risk Associated with Participant Transactions: The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in investments other than real estate and real estate-related investments, comprised of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate-related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic or geopolitical conditions, the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally.

In the second half of 2008 and in 2009, the Account experienced significant net participant transfers out of the Account. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. The Account experienced net participant outflows in 2009, causing the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis) throughout all of 2009 and into early 2010. Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If the amount of net participant transfers out of the Account were to recur, particularly in the high volumes similar to those experienced in late 2008 and 2009, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in 2010 and as of the date of this report, the Account experienced total net inflows since this time, there is no guarantee that redemption activity will not increase again, perhaps in a significant and rapid manner.

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in cash and cash equivalents than the Account’s managers would target to hold under the Account’s long-term strategy. Starting with the second quarter of 2010 and through December 31, 2011 the Account experienced net participant transfer activity into the Account in the amount of $2.9 billion. As of December 31, 2011, the Account’s non real estate-related liquid assets comprised 20.8% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.

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

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2011, the Account’s loan to value ratio was approximately 20.8%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

Among the risks of borrowing money or otherwise investing in a property subject to a mortgage are:

•	General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. The negative effects presently remaining in the marketplace from the worldwide economic slowdown, banking crisis of 2008 and the ongoing sovereign debt and banking difficulties presently being experienced in the Eurozone could affect the Account’s ability to secure financing. These difficulties include tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.

•

Default Risk. The property may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In any of these circumstances, we may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties.

•

Balloon Maturities. If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account may not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions, restructure the loan on terms not advantageous to the Account, or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property, and the Account could lose the value of its investment in that property.

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

•

There are risks associated with potential underperformance or nonperformance by, and/or solvency of, a contractor we select or other third party vendors involved in developing or redeveloping the property.

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

•

Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, higher interest rates, overbuilding in the area, or the regulatory and permitting environment), the property may not attract tenants on the schedule we originally planned and/or may not operate at the income and expense levels first projected.

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

Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, which such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, we are reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, we may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s returns.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account invests in REIT securities for diversification, liquidity management and other purposes. The Account’s investments in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2011, REIT securities comprised approximately 6.9% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are tied to equity markets which have experienced significant day to day fluctuations over the past few years.

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

RISKS OF MORTGAGE-BACKED SECURITIES

The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that the U.S. Government may change its support of, and policies regarding, Fannie Mae and Freddie Mac and, thus, the Account may be unable to acquire agency mortgage-backed securities in the future and even if the Account so acquired them, such changes may result in a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased of risk of loss.

Importantly, the fair value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally (such as was recently the case, particularly in 2008 and 2009) may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

The Account invests in securities issued by U.S. government agencies and U.S. government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account may invest in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets, such as has recently been the case. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity generally may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, continued downgrades or threatened downgrades of the credit rating for U.S. government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units.

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

•

The Account may, but is not required to, hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful. In addition, a lender to a foreign property owned by the Account could require the Account to compensate its loss associated with such lender’s hedging activities.

•

Non-U.S. jurisdictions may impose taxes on the Account as a result of its investment activity in that jurisdiction. TIAA may be eligible for a foreign tax credit in respect of such tax paid by the Account and such credit (if available to TIAA) would be reimbursed to the Account. However, there may be circumstances where TIAA is unable to receive some or all of the benefit of a foreign tax credit and the Account would thus not receive reimbursement, which could harm the value of the Account’s units.

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

CONFLICTS OF INTEREST WITHIN TIAA

General. TIAA and its affiliates (including without limitation Teachers Advisors, Inc., its wholly owned subsidiary and a registered investment adviser) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

Liquidity Guarantee: In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. As of the date of this report, TIAA owns liquidity units purchased pursuant to this guarantee. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary will oversee any redemption of TIAA liquidity units and, as of the date of this report, has indicated its intent to consider systematic redemptions. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy. For a discussion of the relevant allocation policies and procedures TIAA has established as well as a summary of other conflicts of interest which may arise as a result of TIAA’s management of the Account, see “Establishing and Managing the Account—the Role of TIAA—Conflicts of Interest.”

NO OPPORTUNITY FOR PRIOR REVIEW OF TRANSACTIONS

Investors do not have the opportunity to evaluate the economic or financial merit of the purchase, sale or financing of a property or other investment before the Account completes the transaction, so investors will need to rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objective and pursue specific investments in accordance with any such amended investment objective without the consent of the Account’s investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2011. The Account’s property investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties. Fair value amounts are in millions.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
1001 Pennsylvania Ave	Washington, DC	1987	2004	772,842	90%	$33.94	$656.1	(4)
Four Oaks Place	Houston, TX	1983	2004	1,722,694	97%	17.18	447.5
Fourth & Madison	Seattle, WA	2002	2004	845,533	100%	29.03	385.4	(4)
780 Third Avenue	New York, NY	1984	1999	487,501	92%	51.29	340.2
50 Fremont Street	San Francisco, CA	1983	2004	817,412	97%	20.91	332.3	(4)
99 High Street	Boston, MA	1971	2005	731,204	86%	34.61	326.3	(4)
The Newbry	Boston, MA	1940- 1961(6)	2006	607,424	96%	40.77	293.8
1 & 7 Westferry Circus(5)	London, UK	1992, 1993	2005	396,140	98%	50.07	261.6	(4)
1900 K Street	Washington, DC	1996	2004	341,914	52%	23.40	244.4
701 Brickell	Miami, FL	1986(8)	2002	677,667	86%	29.73	219.5
Lincoln Centre	Dallas, TX	1984	2005	1,638,132	80%	15.61	213.3	(4)
275 Battery Street	San Francisco, CA	1988	2005	475,138	89%	37.82	210.5
1401 H Street NW	Washington, D.C.	1992	2006	350,635	92%	43.83	205.9	(4)
Yahoo! Center(7)	Santa Monica, CA	1984	2004	1,185,119	88%	7.60	199.8
One Boston Place(10)	Boston, MA	1970(8)	2002	804,444	90%	43.62	195.9

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	246,165	83%	$49.51	$166.1	(4)
Ten & Twenty Westport Road	Wilton, CT	1974(8); 2001	2001	538,719	94%	17.24	130.7
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	95%	16.55	127.9
Urban Centre	Tampa, FL	1984, 1987	2005	547,925	80%	18.40	97.9
The Ellipse at Ballston	Arlington, VA	1989	2006	196,063	80%	28.02	82.9
88 Kearny Street	San Francisco, CA	1986	1999	228,359	94%	30.28	81.9
Treat Towers(11)	Walnut Creek, CA	1999	2003	373,636	83%	24.00	77.8
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	94%	21.77	61.7	(4)
Prominence in Buckhead(11)	Atlanta, GA	1999	2003	424,309	95%	21.28	50.9
Pointe on Tampa Bay	Tampa, FL	1982(8)	2002	252,519	90%	16.98	47.3
West Lake North Business Park	Westlake Village, CA	2000	2004	197,288	84%	22.25	43.6
Centerside I	San Diego, CA	1982	2004	202,913	90%	19.76	40.7
Parkview Plaza	Oakbrook, IL	1990	1997	264,162	88%	16.24	39.4
3 Hutton Centre Drive	Santa Ana, CA	1985(8)	2003	198,217	76%	17.34	37.7
Camelback Center	Phoenix, AZ	2001	2007	231,345	89%	18.03	34.4
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	67%	19.50	34.2
North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	350,000	66%	5.57	29.7
Needham Corporate Center	Needham, MA	1987	2001	138,690	78%	15.50	20.4
Creeksides at Centerpoint	Kent, WA	1985	2006	218,213	48%	5.74	17.5

Subtotal—Office Properties					88%		$5,755.2

Percent leased weighted by property fair value—Office(9)					89%

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100%	$3.89	$273.5
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	98%	2.69	159.9
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000; 2001; 2002; 2004	1,490,235	87%	2.55	99.5
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100%	3.36	99.0
Weston Business Center	Weston, FL	1998-1999	2011	679,918	100%	7.44	85.3
Southern California RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	83%	4.56	78.1
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	86%	3.39	75.4
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	93%	4.01	71.3
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997- 2000	1998; 2000	1,427,699	93%	3.59	66.5
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	3.83	61.4
Chicago CALEast Industrial Portfolio (13)	Chicago, IL	1974-2005	2003	1,145,152	100%	4.02	56.7
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	86%	2.89	51.8
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100%	4.23	45.9

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
IDI Nationwide Industrial Portfolio (12)	Various, U.S.	1999-2004	2004	3,656,157	89%	$2.90	$45.5
Northern California RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	93%	4.31	44.2
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	95%	2.66	43.7
Pinnacle Industrial	Grapevine. TX	2003, 2004, 2006	2006	899,200	100%	3.22	41.2
GE Appliance East Coast Distribution Facility	Perryville, MD	2003	2005	1,004,000	100%	2.82	34.3
Broadlands Business Park	Elkton, MD	2006	2006	756,690	100%	3.15	27.9
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100%	4.57	27.0
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	93%	5.39	22.6
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	4.68	22.4
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	100%	8.36	18.7
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	1.81	15.4
Airways Distribution Center	Memphis, TN	2005	2006	556,600	—%	—	12.2
Fernley Distribution Facility	Fernley, NV	1998	1998	256,000	80%	2.17	7.0

Subtotal—Industrial Properties					93%		$1,586.4

Percent leased weighted by property fair value—Industrial(9)					95%

RETAIL PROPERTIES
DDR Joint Venture(14)	Various	Various	2007	11,894,581	90%	$10.31	$338.4
The Florida Mall(15)	Orlando, FL	1986(8)	2002	988,154	99%	41.01	284.3
Printemps de l’Homme(5)	Paris, FR	1930	2007	142,363	100%	74.77	209.9	(5)
The Forum at Carlsbad	Carlsbad, CA	2003	2011	264,619	100%	32.72	180.5
Florida Retail Portfolio (16)	Various, FL	1974-2005	2006	1,258,690	85%	12.83	173.7
Miami International Mall (15)	Miami, FL	1982(8)	2002	288,670	97%	42.26	109.8
Westwood Marketplace	Los Angeles, CA	1950(8)	2002	202,179	100%	27.82	97.0
Mazza Gallerie	Washington, DC	1975	2004	293,935	93%	16.18	69.1
Marketfair	West Windsor, NJ	1987	2006	241,148	100%	17.76	68.1
West Town Mall (15)	Knoxville, TN	1972(8)	2002	771,189	98%	22.31	54.7
Publix at Weston Commons	Weston, FL	2005	2006	126,922	99%	25.38	46.6	(4)
Northpark Village Square	Valencia, CA	1996	2011	87,094	98%	24.50	40.6
South Frisco Village Shopping Center	Frisco, TX	2002	2006	227,175	93%	10.93	29.0	(4)
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,653	90%	11.83	25.5
Suncrest Village	Orlando, FL	1987	2005	93,358	84%	8.95	12.2
Plantation Grove	Ocoee, FL	1995	1995	73,655	93%	10.10	9.9

Subtotal—Retail Properties					92%		$1,749.3

Percent leased weighted by property fair value—Retail(9)					95%

RESIDENTIAL PROPERTIES
The Corner	New York, NY	2010	2011	N/A	97%	N/A	$215.0	(4)
Palomino Park Apartments	Denver, CO	1996-2001	2005	N/A	97%	N/A	214.7	(4)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Houston Apartment Portfolio(17)	Houston, TX	1984-2004	2006	N/A	95%	N/A	$206.7	(4)
The Colorado	New York, NY	1987	1999	N/A	99%	N/A	150.6	(4)
The Palatine	Arlington, VA	2008	2011	N/A	91%	N/A	135.0	(4)
Kierland Apartment Portfolio(17)	Scottsdale, AZ	1996-2000	2006	N/A	98%	N/A	104.2	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	98%	N/A	101.3	(4)
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	97%	N/A	96.8	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	97%	N/A	90.2
Residence at Rivers Edge	Medford, MA	2009	2011	N/A	96%	N/A	80.9
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	98%	N/A	71.6	(4)
The Caruth	Dallas, TX	1999	2005	N/A	96%	N/A	70.6	(4)
Regents Court Apartments	San Diego, CA	2001	2002	N/A	94%	N/A	68.0	(4)
The Pepper Building	Philadelphia, PA	1927/2010	2011	N/A	98%	N/A	53.6
Windsor at Lenox Park	Atlanta, GA	2001	2005	N/A	97%	N/A	53.2	(4)
Reserve at Sugarloaf	Duluth, GA	2000	2005	N/A	97%	N/A	45.9	(4)
The Maroneal	Houston, TX	1998	2005	N/A	94%	N/A	43.1
Glenridge Walk	Atlanta, GA	1996, 2001	2005	N/A	98%	N/A	35.2
Westcreek	Westlake Village, CA	1988	1997	N/A	97%	N/A	31.6
Lincoln Woods	Lafayette Hill, PA	1991	1997	N/A	88%	N/A	30.9
Phoenix Apartment Portfolio(17)	Greater Phoenix Area, AZ	1995-1998	2006	N/A	96%	N/A	27.4
Quiet Water at Coquina Lakes	Deerfield Beach, FL	1995	2001	N/A	97%	N/A	26.5
The Fairways of Carolina	Margate, FL	1993	2001	N/A	97%	N/A	24.5

Subtotal—Residential Properties					96%		$1,977.5

Percent leased weighted by property fair value—Residential(9)					96%

OTHER COMMERCIAL PROPERTIES
425 Park Avenue(19)	New York, NY	N/A	2011	N/A	100%	N/A	$320.0
Storage Portfolio I(18)	Various, U.S.	1972-1990	2003	1,682,748	87%	$13.20	60.6

Subtotal—Commercial Properties							$9,471.5

Total—All Properties—Percent Leased weighted by property fair value					93%		$11,449.0

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2011. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Statement of Investments.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)

1 & 7 Westferry Circus is located in the United Kingdom. Printemps de l’Homme is located in France. The fair value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2011.

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

(14)

This investment property consists of 41 properties located in 13 states and is held in a 85%/15% joint venture with Developers Diversified Realty Corporation. Fair Value shown reflects the value of the Account’s interest in the joint venture, net of debt.

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

(17)	A portion of these investment portfolios were sold in 2009.

(18)	This investment property is held in a 75% / 25% joint venture with Storage USA. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(19)	Represents a fee interest encumbered by a ground lease real estate investment.

Commercial (Non-Residential) Properties

At December 31, 2011, the Account held 78 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Eleven of these property investments were held through joint ventures, and 19 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•

Office. 34 property investments containing approximately 17.0 million square feet located in 12 states, the District of Columbia and the United Kingdom. As of December 31, 2011, the Account’s office properties had an aggregate fair value of approximately $5.8 billion.

•

Industrial. 26 property investments containing approximately 30.9 million square feet located in 11 states, including a 60% interest in a portfolio of industrial properties located throughout the United States. As of December 31, 2011, the Account’s industrial properties had an aggregate fair value of approximately $1.6 billion.

•

Retail. 16 property investments containing approximately 19.2 million square feet located in six states, the District of Columbia and Paris, France. As of December 31, 2011, the Account’s retail properties had an aggregate fair value of approximately $1.7 billion. One of the retail property investments is an 85% interest in a portfolio containing 40 individual retail shopping centers located throughout the Eastern and Southeastern states.

•

Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet. As of December 31, 2011, the Account’s interest in this portfolio had a fair value of approximately $60.6 million.

•

Other-Land. During 2011, the Account invested in a fee interest real estate investment encumbered by a ground lease. As of December 31, 2011, this real estate investment had a fair value of $320.0 million.

As of December 31, 2011, the fair value weighted average lease rate of the Account’s entire commercial real estate portfolio was 91.7%. The overall lease rate of the Account’s commercial real estate portfolio was 91.6%. The Account’s:

•	office property investments were 89.3% leased on a fair value weighted basis and 88.0% leased on a weighted average square foot basis;

•	industrial property investments were 94.9% leased on a fair value weighted basis and 93.4% leased on a weighted average square foot basis;

•	retail property investments were 95.4% leased on a fair value weighted basis and 91.9% leased on a weighted average square foot basis; and

•	the storage portfolio was 87.0% leased.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2011 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(1)	568,915	4.0%	1.0%
Crowell & Moring LLP(1)	447,822	3.1%	0.8%
The Bank of New York Mellon Corporation(2)	372,909	2.6%	0.6%
Microsoft Corporation(1)	361,528	2.5%	0.6%
Atmos Energy Corporation(1)	312,238	2.2%	0.5%
GE Healthcare(1)	309,278	2.2%	0.5%
Yahoo! Inc.(2)	302,324	2.1%	0.5%
Metropolitan Life Insurance Co.(3)	242,057	1.7%	0.4%
Pearson Education, Inc.(1)	234,745	1.6%	0.4%
Pillsbury Winthrop(1)	225,233	1.6%	0.4%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(1)	1,099,112	3.8%	1.9%
General Electric Company(1)	1,004,000	3.5%	1.7%
Regal West Corporation(1)	968,535	3.4%	1.6%
Restoration Hardware, Inc.(1)	886,052	3.1%	1.5%
Kumho Tire U.S.A. Inc.(1)	830,485	2.9%	1.4%
Tyco Healthcare Retail Group, Inc.(1)	800,000	2.8%	1.4%
Michelin North America, Inc.(1)	756,690	2.6%	1.3%
Technicolor Videocassette of Michigan, Inc.(1)	708,532	2.5%	1.2%
Del Monte Fresh Product, N.A., Inc.(1)	689,660	2.4%	1.2%
R.R. Donnelley & Sons Company(1)	659,157	2.3%	1.1%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(1)	767,056	4.9%	1.3%
Publix Super Markets, Inc.(3)	445,889	2.8%	0.8%
Dick’s Sporting Goods, Inc.(2)	445,486	2.8%	0.8%
Kohl’s Corporation(2)	436,361	2.8%	0.7%
Ross Stores, Inc.(2)	414,913	2.6%	0.7%
Bed Bath & Beyond, Inc.(3)	378,418	2.4%	0.6%
Belk, Inc.(2)	371,706	2.4%	0.6%
Best Buy Co., Inc.(3)	342,552	2.2%	0.6%
Michael’s Stores, Inc.(3)	338,731	2.2%	0.6%
PetSmart, Inc.(2)	328,766	2.1%	0.6%

(1)	Tenant occupied space within wholly owned property investments.

(2)	Tenant occupied space within joint venture investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2017 and thereafter, in the Account’s commercial (non-residential) properties. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2011 or are month to month leases.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2012	1,078,159	6.3%
2013	1,258,121	7.3%
2014	2,050,338	12.0%
2015	1,362,590	8.0%
2016	1,310,376	7.7%
2017 and thereafter	7,032,090	41.1%

Total	14,091,674	82.3%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2012	2,933,947	9.5%
2013	5,809,418	18.8%
2014	2,524,109	8.2%
2015	6,997,966	22.7%
2016	3,354,683	10.9%
2017 and thereafter	5,983,108	19.4%

Total	27,603,231	89.4%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2012	1,231,537	6.4%
2013	1,659,266	8.6%
2014	1,523,798	7.9%
2015	1,548,562	8.0%
2016	2,129,575	11.0%
2017 and thereafter	10,506,737	54.4%

Total	18,599,475	96.3%

Residential properties

The Account’s residential property portfolio currently consists of 23 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 9,155 units located in ten states and had a 94.0% occupancy rate as of December 31, 2011. Twelve of the residential properties in the portfolio are subject to mortgages. The complexes generally contain studios and one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2011, the Account’s residential properties had an aggregate fair value of approximately $2.0 billion.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2011.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Porfolio(1)	Houston, TX	1,777	993	$1,189
Palomino Park	Highlands Ranch, CO	1,184	1,100	1,206
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	957
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	888	1,068
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,434
Windsor at Lenox Park	Atlanta, GA	407	1,024	1,140
The Caruth	Dallas, TX	338	1,167	1,607
Reserve at Sugarloaf	Duluth, GA	333	1,220	1,042
The Maroneal	Houston, TX	309	928	1,252
Glenridge Walk	Sandy Springs, GA	296	1,146	993
The Palatine	Arlington, VA	262	1,055	2,728
The Colorado	New York, NY	256	623	2,878
Regents Court	San Diego, CA	251	886	1,621
Larkspur Courts	Larkspur, CA	248	1,001	2,068
Phoenix Apartment Portfolio	Chandler, AZ	240	975	858
Residences at Rivers Edge	Medford, MA	222	955	2,330
Lincoln Woods Apartments	Lafayette Hill, PA	216	774	1,208
The Fairways of Carolina	Margate, FL	208	1,026	1,124
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	200	1,048	1,143
The Corner	New York, NY	196	857	5,682
The Legacy at Westwood	Los Angeles, CA	187	1,181	3,161
The Pepper Building	Philadelphia, PA	185	820	1,600
Westcreek	Westlake Village, CA	126	951	1,651

(1)	Represents a portfolio containing multiple properties.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2011 to December 31, 2011, the high and low accumulation unit values for the Account were $247.654 and $219.255, respectively. For the period January 1, 2010 to December 31, 2010, the high and low accumulation unit values for the Account were $219.173 and $188.943, respectively.

Holders. The approximate number of Account contract owners at December 31, 2011 was 1,025,000.

Dividends. Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

(b) Use of Proceeds: Not applicable.

(c) Purchases of Equity Securities by Issuer: Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be considered in conjunction with the Account’s consolidated financial statements and notes provided in this Form 10-K (amounts in millions except for per accumulation unit amounts).

	Years Ended December 31,
	2011	2010	2009	2008	2007
Investment income:
Real estate income, net	$435.6	$421.1	$479.7	$500.4	$529.5
Income from real estate joint ventures and limited partnerships	86.4	89.3	114.6	116.9	93.7
Dividends and interest	22.4	8.6	1.7	81.5	141.9

Total investment income	544.4	519.0	596.0	698.8	765.1
Expenses	121.3	95.8	95.5	153.0	140.3

Investment income, net	423.1	423.2	500.5	545.8	624.8
Net realized and unrealized gain (losses) on investments and mortgage loans payable	1,076.0	757.0	(3,612.5)	(2,513.0)	1,438.4

Net increase (decrease) in net assets resulting from operations	1,499.1	1,180.2	(3,112.0)	(1,967.2)	2,063.2
Participant transactions	1,225.0	1,743.0	(1,575.7)	(4,340.0)	1,464.6
TIAA Purchase of Liquidity Units	—	—	1,058.7	155.6	—

Net increase (decrease) in net assets	$2,724.1	$2,923.2	$(3,629.0)	$(6,151.6)	$3,527.8

	Years Ended December 31,
	2011	2010	2009	2008	2007

Total assets	$15,749.9	$12,839.9	$9,912.7	$13,576.9	$19,232.7
Total liabilities	2,222.7	2,036.8	2,032.8	2,068.0	1,572.2

Total net assets	$13,527.2	$10,803.1	$7,879.9	$11,508.9	$17,660.5

Number of per accumulation unit amounts	53.4	48.1	39.5	41.5	55.1

Net asset value, per accumulation unit	$247.654	$219.173	$193.454	$267.348	$311.410

Mortgage loans payable	$2,028.2	$1,860.2	$1,858.1	$1,830.0	$1,392.1

Quarterly Selected Financial Data

The following quarterly selected unaudited financial data for each full quarter of 2011 and 2010 are derived from the consolidated financial statements of the Account for the years ended December 31, 2011 and 2010 (amounts in millions).

	2011				Year Ended December 31, 2011
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$94.7	$123.8	$110.5	$94.1	$423.1
Net realized and unrealized (loss) gain on investments and mortgage loans payable	286.5	368.6	180.9	240.0	1,076.0

Net (decrease) increase in net assets resulting from operations	$381.2	$492.4	$291.4	$334.1	$1,499.1

Total return	3.42%	4.12%	2.32%	2.56%	12.99%

	2010				Year Ended December 31, 2010
	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$96.6	$115.9	$112.6	$98.1	$423.2
Net realized and unrealized (loss) gain on investments and mortgage loans payable	(249.1)	241.0	300.8	464.3	757.0

Net (decrease) increase in net assets resulting from operations	$(152.5)	$356.9	$413.4	$562.4	$1,180.2

Total return	-1.94%	4.44%	4.68%	5.68%	13.29%

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

•

Selling Real Estate: The risk that the sales price of a property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the risk of a lack of availability of financing (for potential purchasers of the Account’s properties), risks associated with disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash in the Account during times of appreciating real estate values can impair the Account’s overall return;

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

•

Foreign Investments: The risks associated with purchasing, owning and disposing foreign investments (primarily real estate properties), including political risk, the risk associated with currency fluctuations, regulatory and taxation risks and risks of enforcing judgments;

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

•	Financial/credit risk—Risks that the issuer will not be able to pay principal and interest when due or that the issuer’s earnings will fall;

•	Market volatility risk—Risk that the changing conditions in financial markets may cause the Account’s investments to experience price volatility;

•	Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment; and

•	Deposit/money market risk—Risk that the Account could experience losses if banks fail.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2011 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2011 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

Economic and Capital Markets Overview and Outlook

The U.S. economy finished 2011 on a healthy note. The Bureau of Economic Analysis’s initial estimate of Gross Domestic Product (“GDP”) growth in the fourth quarter of 2011 was a gain of 2.8%, as compared to a 1.8% increase in the third quarter of 2011 and a 1.3% increase in the second quarter of 2011. The stronger growth in GDP during the fourth quarter was due to healthy consumer spending, continued growth in exports, inventory rebuilding, and ongoing business spending on capital equipment and software. Despite prolonged weakness in the single family housing market, residential investment also contributed to GDP growth for the third consecutive quarter. While the contribution from residential investment has been very modest, it is suggestive of future improvement in this important sector of the economy. The healthy growth of fourth quarter GDP came despite indications of a possible recession in Europe as well as significant strain in global capital markets due to escalation of the European sovereign debt crisis. For 2011 as a whole, U.S. GDP grew by a 1.7% rate. While much stronger growth was anticipated at the start of the year, the resilience of the U.S. economy in the face of significant headwinds is noteworthy and bodes well for 2012.

A variety of economic indicators suggest that the U.S. expansion is strengthening and broadening. Unemployment claims have fallen in recent months, industrial production increased in November and December, consumer confidence is back to a level last seen in spring 2011, and existing home sales have risen for three consecutive months. The employment report for January 2012 suggested growing momentum in the labor market as 243,000 new jobs were created, and the unemployment rate decreased to 8.3%. While overall gains by the U.S. economy during 2011 were modest for a post-recession recovery, they nonetheless suggest that the U.S. economy is healing and is less vulnerable to damage from the abundant risks that remain. These risks include the ongoing Euro-zone debt crisis, the potential for U.S. fiscal and/or monetary policy mistakes, and the potential for periods of high volatility in global financial markets.

Underlying strength in the U.S. economy during 2011 was shown by the creation of 1.6 million jobs as compared with 940,000 in 2010, 4% growth in industrial production, export growth of 7%, and retail sales growth of close to 8%. Despite these positive developments, growth continues to be constrained. Constraining factors include a weak housing market, overleveraged households, lack of credit for small businesses and consumers, and persistently high unemployment. Politics have further complicated the situation as contentious negotiations over the U.S. debt ceiling resulted in a downgrade of U.S. government debt and slowed growth in the second half of 2011. Similarly, the 2012 presidential elections are likely to limit focus and resolve on critical domestic issues and federal government budget cuts that are required as part of the debt ceiling agreement which could hamper growth. Global factors, and particularly the European sovereign debt crisis, caused turmoil in the capital markets and slowed growth in the global economy during 2011, and have the potential to cause upheaval in both the capital markets and global economy in 2012. In a January 2012 survey of top economists for the Blue Chip Financial Forecasts publication, contagion effects from the European sovereign debt crisis were seen as the biggest risk to U.S. economic growth in 2012.

The Eurozone financial crisis escalated in the second half of 2011. After Greece, Ireland and Portugal were forced to seek bailouts, global equity markets tumbled and volatility increased dramatically. Sizeable losses to investors’ stock portfolios resulted in a massive flight to safety. Concerns grew following unsuccessful attempts by Germany, France and the European Central Bank (“ECB”) to commit to a credible plan of action. The spotlight subsequently shifted to Italy and France and heightened fears that the future of the euro could be in doubt. With evidence accumulating that a credit crunch was developing, the ECB and The Federal Reserve teamed up to provide liquidity and low cost funds to the stressed European banking system. The ECB also instituted measures to boost the liquidity of European banks that must meet new capital requirements. After a period of calm during the final weeks of 2011, Standard & Poor’s (“S&P”) downgraded France and eight other European nations in early 2012. A few days after France lost its AAA rating, S&P downgraded the European Financial Stability Fund (“EFSF”) which provides a financial backstop to overleveraged Euro-zone countries. Financial markets nonetheless remained stable, largely in anticipation of further fiscal support from Germany, France and the ECB.

As of late January 2012, the situation remained unsettled and efforts to resolve the crisis are ongoing. Prospects for a favorable outcome are buoyed by what appears to be a growing realization that preserving the union benefits all of its members. Prospects are also bolstered by member nations’ plans to increase their financial commitment to the ECB and International Monetary Fund so that adequate funds are available to assist troubled countries and to continue to buy bonds on the open market. European policymakers are trying to balance the need for fiscal discipline and austerity measures with the need to stimulate sufficient economic growth to reduce the overall level of debt. However, solutions will require very difficult policy adjustments that are unlikely to occur quickly. As the crisis drags on, the risk of a shock lingers. The Greek Parliament recently approved the strict financial reforms required to obtain a second bailout from the European Union and International Monetary Fund, but some analysts believe that Greece’s debt load could ultimately prove too large, leading to an eventual departure from the eurozone. Many economists put the probability of a breakup of the eurozone at only 20-25%, but shocks could still emanate from Europe without a breakup. While Europe’s troubles cast a cloud of uncertainty over global growth prospects, the growing durability of the U.S. economic growth suggests that it can maintain its moderate growth trajectory in the event of spillover from Europe.

Some economists have pointed out that recent economic reports show signs of growing strength and suggest that the U.S. economy could perform better than expected in 2012. Upside possibilities are suggested by modest growth in residential investment over the past three quarters. One reason for the slower U.S. economic recovery has been the lack of the typical post-recession stimulus from the housing sector. The housing sector remains weak, but the combination of an increase in residential housing investment in the last three quarters, indications that home prices are starting to stabilize, and increases in existing home sales during recent months suggests that the housing market may be turning. Moreover, the negative contribution to GDP growth from the residential sector over the last two and half years is finally starting to reverse. Similarly, layoffs and spending cuts from state and local governments are starting to slow, and tax revenues for the first three quarters of 2011 surpassed their prior peak for the same period in 2008, which together suggest that the negative impacts on GDP growth from state and local government spending could soon reverse as well. Neither the single-family housing market nor state and local governments are on firm ground, but modest improvement in these two sectors coupled with continuing gains in other sectors could push GDP growth closer to 2.5% in 2012. Achieving this level of growth will depend upon the severity of a potential recession in Europe, a key U.S. export and trading market, as well as balanced spending and policy decisions in Washington DC.

Top economists surveyed for the January 2012 Blue Chip Financial Forecasts publication believe fiscal drag from federal, state and local governments is the biggest domestic risk to U.S. economic growth in 2012. At the national level, Congressional stalemate over raising the debt ceiling and S&P’s downgrade of the U.S. slowed growth in the second half of 2011. Additional issues may arise as Congress grapples with the mandatory cuts associated with the failed super-committee and another round of debt ceiling negotiations. Defense spending cuts of $260 billion over the next five years are also being discussed which could have a detrimental effect on overall economic activity as well as significant effects at the local level depending upon the mix of personnel and service cuts. On a positive note, the emergency extension of unemployment benefits and payroll tax rate reductions into the first quarter of 2012 were critical to maintain fourth quarter’s momentum, but both measures will have to be extended through all of 2012 for maximum benefit. With 2012 GDP growth likely to be moderate, fiscal policy needs to protect spending from all federal government sources to the greatest extent possible. That may be challenging to achieve with a Presidential election approaching in November 2012 and intense anti-spending opposition.

Monetary policy risks are also substantial. The Federal funds rate remains at 0 to 1/4 percent and the Fed has pledged to keep rates low into 2014. Low rates have enabled some households to refinance their home mortgages at historically low rates, but many are ineligible because of the drop in home values and credit scores that do not meet today’s strict underwriting standards. Low rates are also helping states and localities to refinance their debt and lower their interest payments. Abundant liquidity has produced only minimal growth in bank lending, however. The Federal Reserve’s “quantitative easing” programs have been completed but have also had mixed results. Due to a combination of quantitative easing, slower global growth, and investor skittishness, 10 year Treasury rates fell below 2.0% in the fourth quarter of 2011 and remain at that level in early 2012. Another round of asset purchases by the Federal Reserve is possible, but probably only if economic conditions weaken. The challenge for the Federal Reserve is largely related to managing financial markets’ confidence in its ability to maintain the current easy money policy for the appropriate amount of time, long enough to provide adequate support to the economy but not too long to fan inflation or create a bubble. This could prove challenging when economic growth begins to accelerate.

Despite recent signs of improvement, the housing market could continue to slow U.S. economic growth in 2012. As President Obama noted in his February 4, 2012 weekly address, “The housing crisis has been the single biggest drag on our recovery from the recession.” With over 10 million homeowners owing more on their mortgages than their homes are worth, home prices need to start recovering for there to be a sustainable rebound in consumer confidence and household spending. The recent $26 billion federal-state settlement with top U.S. banks over mortgage abuses will likely provide some relief to the market in the form of principal write-downs and other aid to homeowners at risk of default. However, there is reportedly a large backlog of homes in the initial stages of foreclosure that were put on hold while settlement negotiations were underway. With a settlement now reached, foreclosure proceedings will likely resume and a flood of new inventory is expected to hit the market which could cause housing prices to decline further. The Obama Administration’s proposal to provide mortgage refinancing assistance to responsible homeowners would reduce monthly mortgage payments for some homeowners, but it alone may not be sufficient to bring the housing market out of the doldrums.

During the fourth quarter of 2011, equity markets made up the losses that occurred during the third quarter as a result of growing concerns about the global economy and European sovereign debt crisis. The Dow Jones Industrial Average gained almost 15% in the fourth quarter after a loss of 13% in the third quarter. Similarly, the S&P 500 added 14% after a third quarter decline of 15%. For 2011 as a whole, the Dow Jones Industrial Average gained 5.5% while the S&P 500 was flat. Investors’ hypersensitivity to risk caused government bond yields in safe havens like the U.S. and Germany to fall below 2.0%. Yields on 10- year Treasuries, which tumbled during the third quarter of 2011, remained at or just below 2.0% for much of the fourth quarter and remain there as of early January 2012. Reflective of the overall nervousness of the markets, both Germany and the Netherlands sold bonds with negative yields in early 2012. Gold and commodity prices, which had surged to record levels during the first half of 2011, tumbled in the third quarter as evidence accumulated that the global economy was slowing. Gold prices fell further in the fourth quarter, settling at some 15% below their 2011 peak.

Recent trends in key economic indicators are summarized in the table below. Evidence of the strengthening in economic activity is shown by the steady improvement in GDP growth over the course of 2011. Similarly, employment growth picked up in the second half of the year following a weak second quarter. Growth of private sector payrolls (not shown below) was even stronger, with a gain of 1.9 million in 2011. Employment cuts by state and local governments, which reduced overall employment growth in 2011, slowed in the latter half of the year. As a result of steady employment growth, the unemployment rate fell to 8.5% in December, the lowest rate in over two and a half years. Consensus Blue Chip forecasts indicate that U.S. employment is expected to grow by 1.7 million, or 435,000 per quarter, in 2012.

Economic Indicators*

	2010Q4	2011Q1	2011Q2	2011Q3	2011Q4	Actual		Forecast
						2010	2011	2012
Economy(1)
Gross Domestic Product (GDP)	2.3%	0.4%	1.3%	1.8%	2.8%	3.0%	1.7%	2.2%
Employment Growth (Thousands)	416	497	290	441	412	940	1,640	2,100
Interest Rates(2)
10 Year Treasury	2.86%	3.46%	3.21%	2.43%	2.86%	3.21%	2.79%	2.60%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision.

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

Other indicators of U.S. economic activity, including those summarized in the table below, highlight the lingering sluggishness in key sectors of the U.S. economy. Retail sales grew at a healthy rate during the fourth quarter of 2011; however, consumers held out for bargains, and retailers were forced to slash prices in order to maintain sales during the full holiday season. Similarly, the housing market remains weak, but has showed tentative signs of improvement in recent months. Existing home sales increased 1.7% for all of 2011, but with stronger gains in November and December. The National Association of Realtors’ Pending Home Sales Index, which is a forward-looking index based on signed sales contracts, reached its highest level in nineteen months in November. Modest job growth coupled with attractive prices and record low mortgage interest rates has provided a boost to the market in recent months. However, the underlying strength of the housing market will be clearer during the spring 2012 selling season.

Broad Economic Indicators*

	Full Year			October 2011	November 2011	December 2011
	2009	2010	2011
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	3.2%	-0.1%	0.0%	0.0%
Retail Sales (excl. auto, parts & gas)	-2.9%	4.2%	5.8%	0.7%	0.2%	0.0%
Existing Home Sales	4.9%	-4.8%	1.7%	1.4%	3.3%	5.0%
New Home Sales	-22.9%	-13.9%	-6.5%	1.7%	2.3%	-2.2%
Single-Family Housing Starts	-28.5%	5.9%	-9.0%	3.6%	3.0%	4.4%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.0%	8.9%	8.7%	8.5%

*	Data subject to revision. 2011 data are estimates based on currently available data.

(1)	Inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The January 11, 2012 Beige Book reported that economic activity continued to expand at a moderate to modest pace in most Federal Reserve Districts (“Districts”) since the October 2011 report. Two Districts reported an increase in the pace of growth, two reported growth as “moderate”, and another seven reported growth as “modest”. Only one District reported that activity had flattened out. Consumer spending picked up in most Districts, with significant gains in holiday spending being reported compared with last year. Similarly, travel and tourism activity was up significantly versus last year. Manufacturing activity expanded in most Districts; however, there was some moderation in the technology sector. Demand for non-financial services including professional and business services grew strongly. The pace of single-family home sales remained sluggish, but demand for rental units increased in a number of Districts. Similarly, construction of single-family homes remained at depressed levels while construction of multi-family residences saw further increases. Commercial real estate demand remained somewhat soft overall, but improved in a number of Districts including New York and San Francisco. Little or no growth was reported in lending activity. On the whole, modest full-time hiring and numerous job seekers kept a lid on wage growth. In short, regional reports provided confirmation of the strengthening in economic activity during the fourth quarter of 2011.

The general consensus of both public and private economists is that economic activity will pick up gradually over the course of 2012. In the economic forecast prepared for the December 13, 2011 FOMC meeting, the staff of the FOMC “...continued to project that the pace of economic activity would pick up gradually in 2012 and 2013, supported by accommodative monetary policy, further increases in credit availability, and improvements in consumer and business sentiment.” However, growth in GDP was expected “...to be sufficient to reduce the slack in product and labor markets only slowly, and the unemployment rate was expected to remain elevated at the end of 2013.” Considerable downside risk remains but the resilience of the economy in 2011 and solid growth in the fourth quarter of 2011 lend credence to the belief that economic conditions will strengthen further in 2012. While a breakout year is not expected, growth in 2012 is expected to be stronger than that in 2011. The consensus of economists surveyed as part of the January 1, 2012 Blue Chip Financial Forecast publication is for GDP to grow by 2.2% in 2012. While growth of this magnitude would be an improvement over 2011, it is still well short of the U.S. economy’s inherent growth potential of 3.0%, and it still relatively modest considering that it will soon be three years from the official end of the Great Recession. Growth of this magnitude would nonetheless provide adequate support for continued improvement in commercial real estate market conditions over the course of 2012.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the quarter ended December 31, 2011 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by property value. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate investment activity slowed during the fourth quarter of 2011, but remained healthy in 2011 as a whole. Concerns about the global economy, the Euro-zone debt crisis, and U.S. budget negotiations contributed to the fourth quarter decline. Nonetheless, commercial real estate fundamentals generally improved in the fourth quarter of 2011 and throughout 2011, and particularly for the apartment market where increased demand and solid rent growth were reported in markets across the country. Improvements in office, industrial and retail market conditions were more modest, but still noteworthy given the moderate level of economic growth.

According to Real Capital Analytics (“RCA”), sales of office, industrial, retail and apartment property totaled over $60 billion in the fourth quarter of 2011, unchanged from the fourth quarter of 2010. According to RCA, “...investment started to lose momentum at mid-year.” Still, commercial property sales totaled $220 million in 2011 as a whole and increased 57% compared with 2010. While sales growth moderated, RCA reported that cap rates held steady for industrial and suburban office properties and declined for apartment and retail properties during the fourth quarter. Central Business District (CBD) office capitalization rates rose, but largely for statistical reasons specifically, a lack of major market transactions and an increase in sales in secondary markets. However, capatilization rates for pending deals in several major markets were in the low 5.0% rate, which is consistent with anecdotal reports of tighter cap rates for top tier, major market properties. In terms of investment volume, the office and apartment sectors continued to be the most active, but sales of industrial and retail property also picked up. Investor interest remains concentrated on major markets such as Washington DC, New York, Boston, San Francisco and Los Angeles. Sales activity in secondary and tertiary markets has increased as investors search for higher initial returns.

The moderation in economic and sales activity was reflected in Green Street Advisors’ Commercial Property Price Index (“CPPI”). The CPPI increased just 0.8% during the fourth quarter of 2011 and 1% in the third quarter. (The CPPI is a transactions-based index which is weighted by property value such that the larger properties have a proportionally larger impact on the index.) Commercial property prices as measured by the CPPI have recovered the majority of the declines experienced during the 2007-2009 downturn; however, prices are still 10% below their August 2007 highs. In its December 2011 report, Green Street noted “Low return hurdles continue to provide pricing support, particularly for top-quality properties, but this has recently been offset by the uncertainty surrounding the economic outlook.”

Commercial real estate had a strong year despite economic and capital markets fluctuations. For the four quarter period ending December 31, 2011, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) returns were 16.0%, consisting of a 5.5% income return and a 10.1% capital return. By comparison, returns for the four quarter period ending September 30, 2011 were 18.3%. The moderation in fourth quarter 2011 returns was consistent with economic and capital markets developments during the quarter and is also reflective of the significant increases in property values during the first half of 2011.

Data for the Account’s top five markets in terms of fair value as of December 31, 2011 are provided below. These markets represent 42.7% of the Account’s total real estate portfolio. The Account’s top five markets were unchanged compared with the third quarter of 2011.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Area as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington-Alexandria DC-VA-MD-WV	84.4%	8	13.4%	9.9%
New York-Wayne-White Plains NY-NJ	96.7%	5	9.1%	6.7%
Boston-Quincy MA	90.6%	5	7.5%	5.6%
Los Angeles-Long Beach-Glendale CA	89.8%	8	6.5%	4.8%
San Francisco-San Mateo-Redwood City CA	94.1%	4	6.2%	4.6%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate declined to 16.0% in the fourth quarter of 2011, down from 16.2% in the third quarter. The vacancy rate declined gradually over the course of 2011 as U.S. economic conditions improved. By comparison, the vacancy rate for the Account’s office portfolio declined to 12.0% as of the fourth quarter of 2011 as compared with 12.8% in the third quarter of 2011. As shown in the table below, the vacancy rate of properties owned by the Account in four of its top five office markets—Boston, San Francisco, Seattle and Houston—were well below their respective market averages. The vacancy rate of the Account’s properties in its top market, Washington DC, increased to 19.6% due in part to the recent move out by a large tenant in one of the Account’s properties. The space is currently being marketed to new tenants with active lease negotiations underway for approximately one-third of the space. The vacancy rate of the Account’s properties in San Francisco declined to 6.2% in the fourth quarter from 21.5% in the third quarter as a result of a new lease signed for the majority of the available space in one of the Account’s properties.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q4	2011Q3	2011Q4	2011Q3

Office	Account/Nation			12.0%	12.8%	16.0%	16.2%

1	Washington-Arlington- Alexandria DC-VA-MD- WV	$1,223.6	7.9%	19.6%	18.3%	13.4%	13.2%
2	Boston-Quincy MA	$836.3	5.4%	10.2%	10.5%	12.9%	13.0%
3	San Francisco-San Mateo-Redwood City CA	$624.7	4.0%	6.2%	21.5%	10.8%	11.7%
4	Seattle-Bellevue-Everett WA	$530.8	3.4%	8.7%	8.7%	15.1%	16.1%
5	Houston-Bay Town-Sugar Land TX	$447.5	2.9%	3.3%	4.7%	15.1%	15.1%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results are consistent with the improvement in office market conditions at the national level in the fourth quarter of 2011. Demand for office space is driven largely by job growth in the financial services and professional and business services sectors. During the fourth quarter of 2011, the financial services sector added 14,000 jobs as compared with an increase of 1,000 jobs in the third quarter of 2011. The professional and business services sector added 61,000 jobs in the fourth quarter of 2011, following a gain of 138,000 in the third quarter of 2011. Over the course of 2011, professional and business services added 452,000 jobs.

While office employment growth is a driver of aggregate demand for space, the leasing activity that occurs each quarter is a function of the expiration of leases signed in prior years, which in turn constitute a second source of demand for vacant space. In the current economic and market environment, companies are looking for opportunities to upgrade their space and plan for the long term as leases expire, but they are often leasing less space in order to reduce overhead costs. Similarly, many companies are moving from older, less efficient buildings to newer, technologically functional buildings where they are able to reduce their space requirements by reducing the average square feet per employee and eliminating or reducing the amount of meeting rooms and common space. Class A buildings have been the primary beneficiaries of this “flight to quality” with accompanying growth in rental rates as the amount of available Class A space shrinks. The Account’s investments in a number of major markets are well positioned to benefit from this trend. In addition, 90% of the Account’s office investments are located in target markets which are generally experiencing stronger office employment growth as well as continued high levels of investor interest.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. Momentum in the industrial market has been building following ten consecutive quarters of GDP growth, a 3% increase in industrial production during the fourth quarter of 2011, and a rebound of global trade flows. During the fourth quarter of 2011, the national industrial availability rate declined for the fifth consecutive quarter to 13.5% as compared to 13.7% in the third quarter of 2011. By comparison, the vacancy rate for the Account’s industrial property portfolio averaged 6.6% in the fourth quarter of 2011. The vacancy rate of the Account’s properties in each of its top five industrial markets remained well below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q4	2011Q3	2011Q4	2011Q3

Industrial	Account/Nation			6.6%	6.6%	13.5%	13.7%

1	Riverside-San Bernardino-Ontario CA	$472.0	3.0%	2.9%	5.0%	12.1%	12.1%
2	Dallas-Plano-Irving TX	$201.1	1.3%	1.3%	1.3%	14.7%	15.3%
3	Seattle-Bellevue-Everett WA	$159.2	1.0%	6.5%	6.7%	12.0%	12.0%
4	Fort Lauderdale-Pompano Beach-Deerfield Beach FL	$156.6	1.0%	3.9%	3.9%	14.0%	13.9%
5	Chicago-Naperville-Joliet IL	$123.2	0.8%	3.7%	3.7%	18.1%	18.1%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment markets tightened further during the fourth quarter of 2011. The national vacancy rate declined to an average of 5.3% in the fourth quarter of 2011 as compared to 6.0% in the fourth quarter of 2010. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) Effective rents (which include concessions like free rent) increased in virtually all markets tracked by CBRE-EA. The improvement in market conditions has been due to a combination of a decline in home-ownership rates as a result of the housing crisis and an increase in household formations as a result of modest job growth. Consistent with conditions at the national level, the vacancy rate of the Account’s multi-family portfolio remained low at an average of 3.5% in the fourth quarter of 2011 versus 2.7% in the third quarter of 2011. As shown in the table below, the average vacancy rate for the Account’s properties in all of its top apartment markets remained roughly at or below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2011Q4	2011Q3	2011Q4	2011Q3

Apartment	Account/Nation			3.5%	2.7%	5.3%	5.8%

1	New York-Wayne-White Plains NY-NJ	$365.6	2.4%	1.8%	2.0%	5.3%	4.0%
2	Houston-Bay Town-Sugar Land TX	$249.8	1.6%	4.1%	2.8%	8.2%	8.5%
3	Washington-Arlington-Alexandria DC-VA-MD-WV	$236.4	1.5%	5.0%	5.3%	4.1%	3.9%
4	Denver-Aurora CO	$214.7	1.4%	3.2%	2.1%	4.5%	4.7%
5	Atlanta-Sandy Springs-Marietta GA	$134.3	0.9%	2.7%	2.0%	8.5%	9.0%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions remain soft due to cautious consumer spending due to job worries, persistently high unemployment and a stagnant housing market. Preliminary estimates from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.2% in the fourth quarter of 2011 as compared with the third quarter of 2011, and 6.7% compared with the fourth quarter of 2010. While holiday spending in 2011 was stronger than in 2010, retailers remain cautious about opening new stores given the uncertain economic outlook. Availability rates in neighborhood and community centers averaged 13.2% in the fourth quarter of 2011, unchanged from both the third and second quarters of 2011. Contrary to trends at the national level, the vacancy rate for the Account’s retail portfolio declined to 8.1% during the fourth quarter of 2011 as compared with 8.9% in the third quarter of 2011. The vacancy rate of the Account’s retail portfolio is well below-average, and the portfolio vacancy rate has now declined for four consecutive quarters.

Outlook

The weakening of the global economy and escalation of Eurozone issues in the second half of 2011 gave investors and companies solid reasons to exercise caution. Investors showed restraint in new acquisitions, targeted high-quality buildings in top tier metropolitan markets in order to minimize risk. Companies showed restraint in their leasing decisions by negotiating in a very deliberate and cost-efficient fashion, focusing on reducing occupancy costs through tighter space planning. With the uncertainty of 2011 carrying over in 2012, a similarly cautious approach is expected through the first half of 2012. Uncertainty about the outcome and implications of the Presidential election could extend the sense of unease into the latter part of 2012. Until evidence of progress is seen in U.S. budget negotiations and in tackling the Euro-zone crisis, investors and tenants are likely to remain cautious, and commercial real estate fundamentals are likely to improve only slowly.

Even with an uncertain backdrop, tenants will need to make space decisions as leases expire. A case in point is the strong leasing activity reported in most major office markets during the fourth quarter of 2011. Data from CBRE-EA show that absorption, which is the net change in occupied space and a fundamental indicator of demand, totaled 9.1 million square feet nationally in the fourth quarter of 2011 as compared with 3.1 million square feet in the third quarter of 2011. For 2011 as a whole, office space absorption nationally totaled 26 million square feet versus 21 million square feet in 2010; industrial space absorption totaled 117 million square feet in 2011 versus only 18 million square feet in 2010. Commercial real estate markets will likely remain active in 2012 even in the event of slower economic growth, though completion of leasing transactions will likely require more time and negotiation. At the start of 2012, real estate market conditions are generally favorable, construction is modest, and prospects for commercial real estate are promising if the U.S. economy performs as expected.

Management continued to implement its strategy to reposition the Account’s property portfolio’s geographic and property sector concentrations during 2011. Three properties were sold during the fourth quarter of 2011, consisting of one apartment complex, one office building and one community center, which further contributed to the Account’s repositioning objectives. Rebalancing activities in prior quarters of 2011 included the acquisition of prime shopping centers, apartment buildings and industrial property in target markets and the disposition of office buildings in non-target markets and joint-venture interests in self storage facilities. As a result of these activities, the Account’s investment in office properties declined to 50.4% of total real estate holdings as of the fourth quarter of 2011 versus 56.3% as of the fourth quarter of 2010. Adjusted for joint venture ownership interests, the Account’s investment in office properties represented 45.7% of total real estate holdings as of the fourth quarter of 2011. Throughout 2011, Management has focused on income growth through aggressive property management and leasing in combination with expense management. Management believes that results for the fourth quarter of 2011 as a whole demonstrate the significant improvements that have occurred as a result of the execution of its strategy. As of the fourth quarter of 2011, the Account’s holdings were 91.6% leased as compared with 91.2% as of the third quarter of 2011. During the fourth quarter of 2011, the Account’s real estate assets generated a 1.39% income return and a 1.20% capital return. As shown in the graph below, returns for the fourth quarter of 2011 were the seventh consecutive quarter of positive income and capital returns.

Participant inflows continued at a relatively steady pace during the fourth quarter of 2011, with the Account holding a sizeable cash position as of the end of the year. Management intends to manage the Account’s cash position in a manner that maximizes the performance of the Account in accordance with its investment objective and strategy while maintaining adequate liquidity reserves. Investment activities will include the active pursuit of new investment acquisitions with a focus on direct, privately owned real estate, along with liquid real estate-related securities. Potential acquisitions will be evaluated in the context of overall Account objectives, with an emphasis on industrial, retail, and multi-family properties in order to further reduce the Account’s exposure to the office sector. Management believes repositioning activities, which started in 2010 and continued through 2011, have placed the Account in a position to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Investment activities in 2012 will seek to further refine the Account’s geographic and property type mix in accordance with the Account’s overall objectives. While commercial property prices have increased measurably from their lows in the latter half of 2009, Management believes properties can still be acquired at prices that generate attractive initial cash-on-cash returns and which represent reasonable value in comparison to replacement costs. Emphasis will continue to be given to institutional quality properties that have a strong occupancy history and favorable tenant rollover schedules.

Investments as of December 31, 2011

As of December 31, 2011, the Account had total net assets of $13.5 billion, a 4.3% increase from the end of the third quarter of 2011 and a 25.2% increase from December 31, 2010. The increase in the Account’s net assets from December 31, 2010 to December 31, 2011 was primarily caused by an increase in participant inflows into the Account in addition to the appreciation in value of the Account’s investments.

As of December 31, 2011, the Account owned a total of 101 real estate property investments (90 of which were wholly owned, 11 of which were held in joint ventures). The real estate portfolio included 34 office property investments (four of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 23 apartment property investments, 16 retail property investments (including five held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 101 real estate property investments, 31 are subject to debt (including seven joint venture property investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of December 31, 2011 was $2.0 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2011 was $3.6 billion, which represented a loan to value ratio of 20.8%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.7% of total real estate investments and 4.2% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management from time to time will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

During 2011, the Account purchased eight wholly owned real estate investments for $1.1 billion as displayed in the chart below (amounts in millions).

Property Investments Acquired in 2011

(In millions)
Property Name	Property Type	City	State	Net Acquisition Cost	Joint Venture/% Interest	Mortgage Loans Payable		Net Investment
425 Park Avenue	Ground Lease	New York	NY	$315.9	NA	$—		$315.9
The Corner (200 W. 72nd St.)	Apartment	New York	NY	210.3	NA	(105.0)		105.3
The Forum at Carlsbad	Retail	Carlsbad	CA	183.3	NA	—		183.3
The Palatine	Apartment	Arlington	VA	142.4	NA	(80.0	)(1)	62.4
Weston Business Center	Industrial	Weston	FL	84.8	NA	—		84.8
Residences at Rivers Edge	Apartment	Medford	MA	80.1	NA	—		80.1
The Pepper Building	Apartment	Philadelphia	PA	51.3	NA	—		51.3
Northpark Village Square	Retail	Valencia	CA	40.6	NA	—		40.6

Total				$1,108.7		$(185.0)		$923.7

NA—Not applicable

(1)	Mortgage loans payable incurred subsequent to acquisition.

During 2011, the Account sold six wholly owned real estate investments for a net sales price of $333.4 million and one partial sale for a net sales price of $2.6 million. The Account’s joint venture investments sold 6 real estate investments and completed one partial sale for a net sales price of $32.2 million and $3.5 million, respectively, while concurrently settling $30.1 million of debt associated with certain of those assets, all representing the Account’s proportionate share. A property held within the Account’s DDR TC LLC joint venture (“DDR Joint Venture”) investment located in Aiken, South Carolina was foreclosed. The Account realized a loss of $41.7 million and $71.4 million from its wholly owned real estate investment sales and from its proportionate share of real estate investment sales from within its joint venture investments, respectively.

Property Investments Sold in 2011

(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)	Payoff of Mortgage Loans
Wholly Owned
Wellpoint Office Campus	Office	Westlake Village	CA	$36.4	$—
Oak Brook Regency Towers	Apartment	Oak Brook	IL	69.4	—
Morris Property	Office	Parsippany	NJ	107.3	—
Champlin Marketplace	Retail	Champlin	MN	12.7	—
The Lodge at Willow Creek	Apartment	Lone Tree	CO	46.2	—
One Virginia Square	Office	Arlington	VA	61.4	—
Wholly Owned—Partial Property Sale
Lincoln Centre (3.48% Sold)	Office	Dallas	TX	2.6	—
Joint Ventures
Goody’s Shopping Center(1)	Retail	Augusta	GA	0.5	(0.7)
Euless and Orem—Storage Facility(2)	Other	Euless and Orem	TX and UT	5.4	(3.7)
Aiken Exchange(1)(3)	Retail	Aiken	SC	—	—
North Freeway and South Freeway—Storage Portfolio(2)	Other	Forth Worth	TX	2.8	—
Port Richey—Storage Portfolio(2)	Other	Port Richey	FL	2.2	—
Kansas City & Raytown—Storage portfolio(2)	Other	Kansas City & Raytown	KS & MS	2.2	—
Southlake Pavilion(1)	Retail	Morrow	GA	19.1	(25.7)
Joint Ventures—Partial Property Sales
Pennsauken—Storage Portfolio(2)	Other	Pennsauken	NJ	3.5	—

Total				$371.7	$(30.1)

(1)	Joint Venture Investment Property sales (85% interest).

(2)	Joint Venture Investment Property sales (75% interest).

(3)	Foreclosed property.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments by gross fair value. All information is based on the fair values of the investments at December 31, 2011.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.1%	15.9%	9.7%	0.4%	2.3%	50.4%
Apartment	6.7%	5.5%	5.0%	0.0%	0.0%	17.2%
Industrial	1.3%	6.8%	4.5%	1.2%	0.0%	13.8%
Retail	2.9%	2.8%	7.6%	0.2%	1.8%	15.3%
Other(3)	3.0%	0.2%	0.1%	0.0%	0.0%	3.3%

Total	36.0%	31.2%	26.9%	1.8%	4.1%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	656.1	(b)	5.7	4.2
Four Oaks Place	Houston	TX	Office	447.5		3.9	2.9
Fourth and Madison	Seattle	WA	Office	385.4	(c)	3.4	2.5
780 Third Avenue	New York City	NY	Office	340.2		3.0	2.2
DDR Joint Venture	Various	USA	Retail	338.4	(d)	3.0	2.2
50 Fremont	San Francisco	CA	Office	332.3	(e)	2.9	2.1
99 High Street	Boston	MA	Office	326.3	(f)	2.8	2.1
425 Park Avenue	New York	NY	Land	320.0		2.8	2.1
The Newbry	Boston	MA	Office	293.8		2.6	1.9
The Florida Mall	Orlando	FL	Retail	284.3	(g)	2.5	1.8

(a)

Value as reported in the December, 31, 2011 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $446.1M.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $240.4M.

(d)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 41 retail properties located in 13 states and is presented net of debt with a fair value of $975.2 million.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $197.3M.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $136.9M.

(g)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P., and is presented net of debt with a fair value of $189.4 million.

As of December 31, 2011, the Account’s net assets totaled $13.5 billion. At December 31, 2011, the Account held 73.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.0% of total investments, U.S. Treasury securities representing 8.1% of total investments, real estate-related equity securities representing 6.0% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Performance

The Account’s total return was 13.0% for the year ended December 31, 2011 as compared to 13.3% for the year ended 2010. The Account’s performance during the year ended December 31, 2011 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of the volatile market conditions experienced throughout the year and the $150,000 per participant transfer limitation which was effective in most jurisdictions on March 31, 2011.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2011 were 13.0%, -2.5%, -2.0%, and 4.0%, respectively. As of December 31, 2011, the Account’s annualized total return since inception was 5.7%.

The Account’s total net assets increased from $10.8 billion at December 31, 2010 to $13.5 billion at December 31, 2011. The primary drivers of this 25.2% increase were net participant inflows into the Account and appreciation in value of the Account’s investments.

Investment Income, Net

The table below shows the net investment income for the years ended December 31, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$874.1	$862.5	$11.6	1.3%

Real estate property level expenses and taxes:
Operating expenses	217.8	220.0	(2.2)	-1.0%
Real estate taxes	111.5	114.7	(3.2)	-2.8%
Interest expense	109.2	106.7	2.5	2.3%

Total real estate property level expenses and taxes	438.5	441.4	(2.9)	-0.7%

Real estate income, net	435.6	421.1	14.5	3.4%
Income from real estate joint ventures and limited partnerships	86.4	89.3	(2.9)	-3.2%
Interest	3.3	3.0	0.3	10.0%
Dividends	19.1	5.6	13.5	241.1%

TOTAL INVESTMENT INCOME	544.4	519.0	25.4	4.9%

Expenses—Note 2:
Investment advisory charges	53.9	50.2	3.7	7.4%
Administrative charges	28.7	22.1	6.6	29.9%
Distribution charges	8.8	6.0	2.8	46.7%
Mortality and expense risk charges	6.2	4.4	1.8	40.9%
Liquidity guarantee charges	23.7	13.1	10.6	80.9%

TOTAL EXPENSES	$121.3	$95.8	$25.5	26.6%

INVESTMENT INCOME, NET	$423.1	$423.2	$(0.1)	0.0%

Rental Income:

The $11.6 million or 1.3% increase in real estate rental income for the year ended December 31, 2011 as compared to the same period in 2010 was related to the acquisition of eight wholly owned real estate investments offset by six wholly owned real estate investment dispositions during 2011.

Operating Expenses:

Operating expenses decreased by $2.2 million or 1.0% for the year ended December 31, 2011 as compared to the comparable period of 2010. The decrease was driven by wholly owned real estate investment dispositions during the year offset by wholly owned real estate investment acquisitions.

Real Estate Taxes:

Real estate taxes decreased $3.2 million or 2.8% for the year ended 2011 as compared to the comparable period of 2010. The decrease in real estate taxes is a result of lower tax assessments at various wholly owned real estate investments and dispositions offset by current property acquisitions, as previously discussed above.

Interest Expense:

Interest expense increased $2.5 million, or 2.3% for the year ended 2011 as compared to the comparable period of 2010. The increase was primarily attributed to two new mortgage loans entered into during the year ended 2011.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $2.9 million or 3.2% during the year ended 2011 compared to the comparable period of 2010. The decrease was attributable to decreased distributions from the joint ventures and limited partnerships as a result of various joint venture investments retaining cash for purposes of capital expenditures for tenant improvements.

Dividend and Interest Income:

Dividend and interest income increased $13.8 million from the comparable period of 2010. The increase in dividend income can be directly attributed to the Account’s increased investment in real estate related securities held of $927.9 million as compared to $495.3 million for the periods ended December 31, 2011 and 2010, respectively.

Expenses:

The Account’s expenses increased $25.5 million or 26.6% for the year ended 2011 as compared to the comparable period of 2010. The increase in Account level expenses was primarily due to the increase in the Account’s net assets throughout the year ended December 31, 2011. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs are primarily fixed, but generally correspond to the level of assets under management. During the current year these fixed costs have risen at a slower pace than the Account’s net assets. Mortality and expense risk charges increased as a result of higher net assets; however, the overall basis point charge to the Account has remained at five basis points of net assets. The increase in the liquidity guarantee charge was associated with the six basis point increase effective May 1, 2011. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herein for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gain (loss) on investments and mortgage loans payable for the years ended December 31, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(41.7)	$(12.5)	$(29.2)	233.6%
Real estate joint ventures and limited partnerships	(70.5)	(185.7)	115.2	-62.0%
Marketable securities	6.5	0.4	6.1	N/M

Total net realized loss on investments:	(105.7)	(197.8)	92.1	-46.6%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	829.9	638.2	191.7	30.0%
Real estate joint ventures and limited partnerships	331.0	357.5	(26.5)	-7.4%
Marketable securities	21.5	15.0	6.5	43.3%
Mortgage loans receivable	—	3.7	(3.7)	N/M
Mortgage loans payable	(0.7)	(59.6)	58.9	-98.8%

Net change in unrealized appreciation on investments and mortgage loans payable	1,181.7	954.8	226.9	23.8%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,076.0	$757.0	$319.0	42.1%

N/M—Not meaningful

Real Estate Properties:

During the year ended December 31, 2011, the Account experienced net realized and unrealized gains on real estate properties of $788.2 million compared to net realized and unrealized gain of $625.7 million for the comparable period of 2010. The net realized and unrealized gain on real estate properties was primarily driven by net unrealized gains on the Accounts wholly owned real estate property investments of $829.9 million compared to 638.2 million for the comparable period of 2010, an increase of $191.7 million or 30.0%. The net unrealized gains in the Account continue to be driven by improved but stabilizing market conditions in 2011. Included within the net unrealized gains discussed above, were foreign exchange losses of $3.3 million for the year ended December 31, 2011 as compared to a loss of $18.4 million for the comparable period of 2010, and related to the Account’s foreign investments properties.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $260.5 million for the year ended December 31, 2011 compared to net realized and unrealized gains of $171.8 million for the comparable period of 2010. The increase compared to the comparable period of 2010 is primarily due to a decrease in realized losses from the sale of real estate property investments from within the Account’s joint venture investments.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $28.0 million as compared to $15.4 million for the comparable period of 2010. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At December 31, 2011 the Account’s real estate related marketable securities were $927.9 million as compared to $495.3 million as of December 31, 2010, an increase of $432.6 million or 46.6%.

Additionally, the Account held $2.8 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loan Receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $0.7 million for the year ended December 31, 2011 compared to net unrealized losses of $59.6 million for the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The decrease in net unrealized losses during the year ended December 31, 2011 was due to stabilizing markets during 2011. Of the $0.7 million net unrealized loss, $2.2 million was related to valuation increases in mortgage loans payable offset in part by foreign exchange fluctuations of $1.5 million.

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

The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2010 were 13.3%, -11.1%, -1.8%, and 3.3%, respectively. As of December 31, 2010, the Account’s annualized total return since inception was 5.2%.

The Account’s total net assets increased from $7.9 billion at December 31, 2009 to $10.8 billion at December 31, 2010. The primary driver of this 37.1% increase was net participant inflows into the Account in addition to appreciation in value of the Account’s wholly owned, joint venture, and limited partnership real estate investments.

Investment Income, Net

The table below shows the net investment income for the years ended December 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2010	2009	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$862.5	$948.3	$(85.8)	-9.0%

Real estate property level expenses and taxes:
Operating expenses	220.0	238.7	(18.7)	-7.8%
Real estate taxes	114.7	128.7	(14.0)	-10.9%
Interest expense	106.7	101.2	5.5	5.4%

Total real estate property level expenses and taxes	441.4	468.6	(27.2)	-5.8%

Real estate income, net	421.1	479.7	(58.6)	-12.2%
Income from real estate joint ventures and limited partnerships	89.3	114.6	(25.3)	-22.1%
Interest	3.0	1.7	1.3	76.5%
Dividends	5.6	—	5.6	N/M

TOTAL INVESTMENT INCOME	519.0	596.0	(77.0)	-12.9%

Expenses:
Investment advisory charges	50.2	42.5	7.7	18.1%
Administrative charges	22.1	28.0	(5.9)	-21.1%
Distribution charges	6.0	7.8	(1.8)	-23.1%
Mortality and expense risk charges	4.4	4.7	(0.3)	-6.4%
Liquidity guarantee charges	13.1	12.5	0.6	4.8%

TOTAL EXPENSES	95.8	95.5	0.3	0.3%

INVESTMENT INCOME, NET	$423.2	$500.5	$(77.3)	-15.4%

N/M—Not meaningful

Rental Income:

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

Operating Expenses:

Operating expenses declined 7.8% for the 12 months ended December 31, 2010 as a result of fewer property investments under management. Property investments that were sold accounted for $15.3 million, or 81.8%, of the total decline in operating expenses. The remaining decreases in expenses were primarily related to decreases in security expenses, insurance, and professional fees. The expense declines were partially offset by increases in utilities, general building expenses, and bad debt expense.

Real Estate Taxes:

Real estate taxes experienced a 10.9% decrease for the year ended December 31, 2010 as compared to the prior year. This was a result of fewer property investments under management and lower tax assessments across the existing properties held by the Account.

Interest Expense:

Interest expense increased $5.5 million, or 5.4%, for the year ended December 31, 2010. This increase is a result of higher interest rates on new loan agreements entered into by the Account during the year ended December 31, 2010 as compared to the loan agreements that matured during 2010. See Note 9—Mortgage Loans Payable to the consolidated financial statements included herein.

Income from Real Estate Joint Ventures and Limited Partnerships:

The $25.3 million decline in income from real estate joint ventures and limited partnerships was primarily attributed to a decrease in revenues as a result of an increase in vacancies as well rent concessions across the joint venture portfolios held by the Account and the sale of 22 properties from within the DDR Joint Venture and the Account’s interest in Tyson’s Executive Plaza II during 2010.

Expenses:

The Account incurred overall Account level expenses of $95.8 million for the year ended December 31, 2010, which represents a 0.3% increase from $95.5 million for the same period in 2009. Administrative and distribution charges declined as a result of the general decline in costs allocated to manage and distribute the Account and the reduction in the average net assets of the Account. Unlike administrative and distribution charges, investment advisory charges do not decline at the same rate as average net assets as certain portions of investment advisory charges are fixed and not directly associated to the average net asset value of the Account. Investment advisory charges increased primarily due to costs associated with new investments in technology. Mortality and expense risk charges declined during the year ended December 31, 2010 primarily due to lower average net assets as compared to the same period in 2009. Liquidity guarantee expenses increased as a result of the increase in the fees that TIAA charges to provide the liquidity guarantee from 10 basis points to 15 basis points, which was effective as of May 1, 2009.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gain (loss) on investment and mortgage loans payable for the years ended December 31, 2010 and 2009 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2010	2009	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(12.5)	$(281.8)	$269.3	-95.6%
Real estate joint ventures and limited partnerships	(185.7)	—	(185.7)	N/M
Marketable securities	0.4	—	0.4	N/M
Mortgage loans payable	—	(0.4)	0.4	N/M

Net realized (loss) on investments	(197.8)	(282.2)	84.4	-29.9%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	638.2	(2,244.9)	2,883.1	-128.4%
Real estate joint ventures and limited partnerships	357.5	(1,030.2)	1,387.7	-134.7%
Marketable securities	15.0	—	15.0	N/M
Mortgage loans receivable	3.7	(0.5)	4.2	N/M
Mortgage loans payable	(59.6)	(54.7)	(4.9)	9.0%

Net change in unrealized appreciation(depreciation) on investments and mortgage loans payable	954.8	(3,330.3)	4,285.1	-128.7%

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$757.0	$(3,612.5)	$4,369.5	-121.0%

N/M—Not meaningful

Real Estate Properties:

During the year ended December 31, 2010, the Account experienced a net realized and unrealized gain on investments and mortgage loans payable of $757.0 million compared to a net realized and unrealized loss of $3.6 billion for the year ended December 31, 2009. The net realized and unrealized gains on investments and mortgage loans payable was primarily driven by net realized and unrealized gains on the Account’s wholly owned real estate property investments of $625.7 million for the year ended December 31, 2010 compared to a loss of $2.5 billion during the same period in 2009. The net realized and unrealized gains in the Account continue to be attributed to improved market conditions and real estate values that occurred throughout the year 2010. For the two International properties held by the Account, the foreign exchange fluctuations (losses) for the year ended December 31, 2010 offset the total net realized and unrealized gain by $20.3 million. The Account experienced losses from the foreign exchange fluctuation in the first two quarters of 2010, a reverse effect seen in the third quarter 2010, and stable rates during the fourth quarter of 2010.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced a net realized and unrealized gain of $171.8 million for the year ended December 31, 2010 compared to a $1.0 billion loss for the year ended December 31, 2009. The net realized and unrealized gains on joint ventures and limited partnerships were due to increases in value of the Account’s existing real estate assets, which reflected the net effects of an improving overall economy, and an increase in value of the underlying property investments within the joint ventures and limited partnership funds.

Marketable Securities:

During the year ended December 31, 2010, the Account’s marketable securities position was $2.9 billion, which was comprised of $495.3 million of real estate-related marketable securities and $2.4 billion of other securities such as U. S. Treasury securities and government agency notes. The net realized and unrealized gain of $15.4 million experienced by the Account on marketable securities was primarily due to increases in the value of real estate-related equity securities.

Mortgage Loan Receivable:

For the year ended December 31, 2010, the Account had a net unrealized gain on the mortgage loan receivable of $3.7 million compared to $0.5 million loss for the comparable period in 2009, as a result of the mortgage loan receivable being settled in full at its face value during September 2010.

Mortgage Loans Payable:

Mortgage loans payable experienced a net realized and unrealized loss of $59.6 million during the year ended December 31, 2010 compared to net realized and unrealized loss of $55.1 million in the comparable period in 2009. Valuation adjustments associated with mortgage loans payable are highly dependent upon interest rates, spreads, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange. Of the $59.6 million realized and unrealized loss associated with mortgage loans payable, $66.2 million was related to valuation increases in mortgage payable offset by foreign exchange fluctuations of $6.6 million.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.8 and $2.4 billion, respectively (20.8% and 22.3% of the Account’s net assets at such dates, respectively). When compared to December 31, 2010, the Account’s non-real estate-related liquid assets have increased by $0.4 billion. This increase is primarily the result of net participant inflows into the Account offset by real estate related investment acquisitions.

Fourth Quarter 2011 Compared to Third Quarter 2011

During the fourth quarter of 2011, the Account received $444.3 million in premiums as compared to $497.3 million received during the third quarter of 2011, which included $256.4 million of participant transfers into the Account as compared to $314.8 million during the third quarter of 2011. The Account had participant outflows of $224.5 million in annuity payments, withdrawals and death benefits during the fourth quarter of 2011 as compared to $438.4 million during the third quarter of 2011, which included $116.0 million and $317.9 million of participant transfers out of the Account for the fourth and third quarters of 2011, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

During the year ended December 31, 2011, the Account received $2.3 billion in premiums, which included $1.6 billion of participant transfers into the Account. The Account had outflows of $1.1 billion in annuity payments, withdrawals and death benefits, which included $658.9 million of participant transfers out of the Account. During the twelve months ended December 31, 2010, the Account received $2.6 billion in premiums, which included $1.9 billion of participant transfers into the Account. The Account had outflows of $851.5 million in annuity payments, withdrawals and death benefits, which included $520.9 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective in the substantial majority of jurisdictions on March 31, 2011, as discussed in more detail in the paragraph below.

Effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement) individual participants are limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions. Management believes that, compared to periods prior to the transfer limitation being in effect, participant transfer inflow activity will continue to be tempered following the effective date of this limitation in additional jurisdictions.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and early 2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased approximately $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 24, 2008 and June 1, 2009. During the period June 2, 2009 through December 31, 2011, the TIAA general account did not purchase or redeem any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

As of the date of this Form 10-K, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2011, TIAA owned approximately 8.8% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. As of the date of this Annual Report on Form 10-K, the independent fiduciary currently intends to cause such systematic redemptions of liquidity units only (i) if recent historical net participant activity has been positive and (ii) if the Account is projected to hold at least 22% of its net assets in cash, cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is redemptions over any given period would not exceed recent historical net participant activity.

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

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $423.1 million for the year ended December 31, 2011 as compared to $423.2 million for the comparable period of 2010. Total net investment income decreased slightly primarily as a result of increased income from the Account’s wholly owned real estate investments, interest income, and dividend income, offset by higher Account expenses as a result of higher average net assets over the period.

As of December 31, 2011, cash and cash equivalents, along with real estate-related and non real estate-related marketable securities comprised 27.7% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of December 31, 2011, $1.1 billion in principal amount of debt obligations will mature through December 31, 2012, $209.0 million related to debt obligations secured by its wholly owned real estate investments and $877.1 million related to debt obligations secured by the Account’s joint venture investments. An aggregate of $597.4 million in principal amount of debt obligations (which represents the Account’s share) secured by a total of 29 properties in the Account’s DDR Joint Venture investment matures in February 2012 and March 2012.

As of December 31, 2011, 17 properties and a $12.8 million letter of credit within the DDR Joint Venture investment secure $471.8 million in principal amount of debt obligations (which represents the Account’s share) maturing March 1, 2012. In February 2012, the maturity date of this debt obligation was extended to June 1, 2012, and at the time of extension, the Account’s portion of the debt obligation was $459.0 million.

As of December 31, 2011, 12 properties within the DDR Joint Venture investment secure $125.6 million in principal amount of debt obligations (which represents the Account’s share) maturing February 27, 2012. In February 2012, the maturity date of this debt obligation was extended to May 29, 2012, and at the time of extension, the Account’s portion of the debt obligation was $138.4 million. Additionally, as part of this extension, the DDR Joint Venture agreed it would not convey or encumber one specific property from within the DDR Joint Venture during the 90 day extension period, and delivered a deed of trust in escrow that would be recorded against the property in the event of a default.

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

The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as described below) is to be maintained at or below 30%. Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	long term extensions of the maturity date of outstanding debt.

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2011 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2011, the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) was 20.8%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account in the fourth quarter of 2011. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

The Lodge at Willow Creek—Lone Tree, CO

On October 21, 2011, the Account sold an apartment building located in Lone Tree, Colorado for a net sale price of $46.2 million and realized a gain from sale of $15.9 million, the majority of which had been previously recognized as an unrealized gain in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $30.3 million according to the records of the Account.

One Virginia Square—Arlington, VA

On November 3, 2011, the Account sold an office building located in Arlington, Virginia for a net sale price of $61.4 million and realized a gain of $13.9 million from the sale, the majority of which had been previously recognized as an unrealized gain in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of the sale was $47.5 million according to the records of the Account.

DDR Joint Venture—Morrow, GA

On December 15, 2011, a retail property located in Morrow, Georgia was sold by the Account’s DDR joint venture investment. The Account holds an 85.0% interest in the DDR Joint Venture. The Account’s portion of the net sale price was $19.1 million. The Account realized a loss from the sale of $60.4 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $79.5 million according to the records of the Account. Concurrent with the sale of the aforementioned retail property, the DDR Joint Venture paid off debt associated with the property, the Account’s portion of this debt was $25.7 million.

Financings

The Palatine—Arlington, VA

On December 16, 2011, the Account entered into a mortgage agreement on this multifamily property investment in the principal amount of $80.0 million with a fixed interest rate of 4.25% for a period of 10 years.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2011 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$209.0	$552.9	$225.3	$462.5	$153.0	$405.9	$2,008.6
Interest Payments(1)	112.9	90.4	62.5	51.2	19.8	86.9	423.7

Total Mortgage Loans Payable	$321.9	$643.3	$287.8	$513.7	$172.8	$492.8	$2,432.3
Other Commitments(2)	26.1	—	—	—	—	—	26.1
Tenant improvements(3)	103.5	—	—	—	—	—	103.5

Total Contractual Obligations	$451.5	$643.3	$287.8	$513.7	$172.8	$492.8	$2,561.9

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2011.

(2)	This includes the Account’s commitment to purchase interest in four limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvments and leasing inducements committed by the Account in tenant leases that have not been incurred as of the year ended December 31, 2011.

Note that the Contractual Obligations table above does not include payments on debt held in Investments in Joint Ventures which are the obligation of the individual joint venture entities. See Note 7—Investments in Joint Ventures to the Account’s consolidated financial statements.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal contractual interest rates and financing costs at the time mortgage payables are entered into by the Account.

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

Accounting for Investments: The investments held by the Account are accounted for as follows:

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2011) and has concluded no provisions for federal income tax are required as of December 31, 2011.

New Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”, with the intention to converge fair value standards between U.S. GAAP and International Financial Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. Changes in applying fair value standards and additional disclosure requirements are effective on January 1, 2012. The Account is currently assessing the impact of applying the revised standards but does not anticipate a material impact to the Account’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2011, represented 75.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of December 31, 2011, 24.1% of the Account’s total investments were comprised of marketable securities. As of December 31, 2011, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT RESPONSIBILITY

To the Participants of the
TIAA Real Estate Account:

The accompanying consolidated financial statements of the TIAA Real Estate Account (“Account”) of Teachers Insurance and Annuity Association of America (“TIAA”) are the responsibility of TIAA’s management. They have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented fairly and objectively in accordance with such principles.

TIAA has established and maintains an effective system of internal controls over financial reporting designed to provide reasonable assurance that assets are properly safeguarded, that transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable consolidated financial statements. In addition, TIAA’s internal audit personnel provide regular reviews and assessments of the internal controls and operations of the Account, and the Senior Vice President of Internal Audit regularly reports to the Audit Committee of the TIAA Board of Trustees.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.

The Audit Committee of the TIAA Board of Trustees, comprised entirely of independent, non-management trustees, meets regularly with management, representatives of the independent registered public accounting firm and internal audit group personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual independent audit of the Account’s consolidated financial statements, the New York State Insurance Department and other state insurance departments regularly examine the operations and consolidated financial statements of the Account as part of their periodic corporate examinations.

March 15, 2012	/s/ Roger W. Ferguson, Jr.
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

Management has the primary responsibility for the Account’s consolidated financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal audit group and the independent registered public accounting firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal audit group and the independent registered public accounting firm, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will evaluate rotation of the independent registered public accounting firm whenever circumstances warrant, but in no event will the evaluation be later than between their fifth and tenth years of service.

The Committee reviewed and discussed the accompanying audited consolidated financial statements with management, including a discussion of the quality and appropriateness of the accounting principles and financial reporting practices followed, the reasonableness of significant judgments, and the clarity and completeness of disclosures in the consolidated financial statements. The Committee has also discussed the audited consolidated financial statements with PricewaterhouseCoopers LLP, the independent registered public accounting firm responsible for expressing an opinion on the conformity of these audited consolidated financial statements with accounting principles generally accepted in the United States of America.

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

Rosalie J. Wolf, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Donald K. Peterson, Audit Committee Member

March 15, 2012

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,358.3 and $9,449.1)	$9,857.6	$8,115.5
Real estate joint ventures and limited partnerships (cost: $2,193.3 and $2,223.3)	1,898.9	1,629.1
Marketable securities:
Real estate related (cost: $895.3 and $480.4)	927.9	495.3
Other (cost: $2,802.6 and $2,396.6)	2,802.8	2,396.7

Total investments (cost: $16,249.5 and $14,549.4)	15,487.2	12,636.6

Cash and cash equivalents	17.5	12.9
Due from investment advisor	6.8	11.1
Other	238.4	179.3

TOTAL ASSETS	15,749.9	12,839.9

LIABILITIES
Mortgage loans payable, at fair value—Note 9 (principal outstanding: $2,008.6 and $1,842.9)	2,028.2	1,860.2
Accrued real estate property level expenses	166.9	153.7
Other	27.6	22.9

TOTAL LIABILITIES	2,222.7	2,036.8

COMMITMENTS AND CONTINGENCIES—Note 12
NET ASSETS
Accumulation Fund	13,227.2	10,535.7
Annuity Fund	300.0	267.4

TOTAL NET ASSETS	$13,527.2	$10,803.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING— Note 11	53.4	48.1

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 10	$247.654	$219.173

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2011	2010	2009
INVESTMENT INCOME
Real estate income, net:
Rental income	$874.1	$862.5	$948.3

Real estate property level expenses and taxes:
Operating expenses	217.8	220.0	238.7
Real estate taxes	111.5	114.7	128.7
Interest expense	109.2	106.7	101.2

Total real estate property level expenses and taxes	438.5	441.4	468.6

Real estate income, net	435.6	421.1	479.7
Income from real estate joint ventures and limited partnerships	86.4	89.3	114.6
Interest	3.3	3.0	1.7
Dividends	19.1	5.6	—

TOTAL INVESTMENT INCOME	544.4	519.0	596.0

Expenses—Note 2:
Investment advisory charges	53.9	50.2	42.5
Administrative charges	28.7	22.1	28.0
Distribution charges	8.8	6.0	7.8
Mortality and expense risk charges	6.2	4.4	4.7
Liquidity guarantee charges	23.7	13.1	12.5

TOTAL EXPENSES	121.3	95.8	95.5

INVESTMENT INCOME, NET	423.1	423.2	500.5

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(41.7)	(12.5)	(281.8)
Real estate joint ventures and limited partnerships	(70.5)	(185.7)	—
Marketable securities	6.5	0.4	—
Mortgage loans payable	—	—	(0.4)

Net realized loss on investments	(105.7)	(197.8)	(282.2)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	829.9	638.2	(2,244.9)
Real estate joint ventures and limited partnerships	331.0	357.5	(1,030.2)
Marketable securities	21.5	15.0	—
Mortgage loans receivable	—	3.7	(0.5)
Mortgage loans payable	(0.7)	(59.6)	(54.7)

Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	1,181.7	954.8	(3,330.3)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,076.0	757.0	(3,612.5)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,499.1	$1,180.2	$(3,112.0)

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2011	2010	2009
FROM OPERATIONS
Investment income, net	$423.1	$423.2	$500.5
Net realized loss on investments	(105.7)	(197.8)	(282.2)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	1,181.7	954.8	(3,330.3)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,499.1	1,180.2	(3,112.0)

FROM PARTICIPANT TRANSACTIONS
Premiums	2,321.0	2,594.5	1,065.8
Purchase of Liquidity Units by TIAA	—	—	1,058.7
Annuity payments	(24.3)	(19.1)	(26.9)
Withdrawals and death benefits	(1,071.7)	(832.4)	(2,614.6)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	1,225.0	1,743.0	(517.0)

NET INCREASE (DECREASE) IN NET ASSETS	2,724.1	2,923.2	(3,629.0)
NET ASSETS
Beginning of year	10,803.1	7,879.9	11,508.9

End of year	$13,527.2	$10,803.1	$7,879.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,499.1	$1,180.2	$(3,112.0)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss on investments	105.7	197.8	282.2
Net change in unrealized (appreciation) depreciation on investments and mortgage loans payable	(1,181.7)	(954.8)	3,330.3
Purchase of real estate properties	(1,108.9)	—	—
Capital improvements on real estate properties	(162.7)	(130.4)	(141.5)
Proceeds from sale of real estate properties	335.9	91.9	408.8
Proceeds from mortgage loan receivable	—	75.0	—
Proceeds from long term investments	38.3	97.2	—
Purchases of long term investments	(465.7)	(598.3)	(81.3)
Increase in other investments	(392.3)	(1,646.8)	(160.1)
Change in due to (from) investment advisor	4.2	(6.7)	(14.2)
(Increase) decrease in other assets	(61.3)	8.7	14.3
Decrease in accrued real estate property level expenses	(2.9)	(11.3)	(1.9)
Increase (decrease) in other liabilities	4.7	0.1	(1.3)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,387.6)	(1,697.4)	523.3

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	185.0	273.3	—
Principal payments of mortgage loans payable	(17.8)	(330.8)	(3.6)
Premiums	2,321.0	2,594.5	1,065.8
Purchase of Liquidity Units by TIAA	—	—	1,058.7
Annuity payments	(24.3)	(19.1)	(26.9)
Withdrawals and death benefits	(1,071.7)	(832.4)	(2,614.6)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,392.2	1,685.5	(520.6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.6	(11.9)	2.7
CASH AND CASH EQUIVALENTS
Beginning of year	12.9	24.8	22.1

End of year	$17.5	$12.9	$24.8

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$109.2	$106.1	$102.6

Debt transferred in sale of property	$—	$—	$(23.5)

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

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

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

Valuation of Mortgage Loans Receivable—Mortgage loans receivable are stated at fair value and are initially valued at the face amount of the mortgage loan funding. Subsequently, mortgage loans receivable are valued at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral and the credit quality of the counterparty. The Account’s mortgage loans receivable were paid in full during the year ended December 31, 2010.

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal contractual interest rates and financing costs at the time mortgage payables are entered into by the Account.

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

Accounting for Investments: The investments held by the Account are accounted for as follows:

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2011) and has concluded no provisions for federal income tax are required as of December 31, 2011.

Restricted Cash: The Account held $44.0 million and $18.9 million as of December 31, 2011 and December 31, 2010, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See

Note 9—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

Changes in Net Assets: Premiums include premiums paid by existing accumulation unit holders in the Account and transfers into the Account. Withdrawals and death benefits include withdrawals out of the Account which include transfers out of the Account and required minimum distributions.

Due to/from Investment Advisor: Due to/from investment advisor represents amounts that are to be paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

Reclassifications: The Account has reclassified the presentation in the consolidated statements of changes in net assets with regard to transfers to and from TIAA, CREF Accounts, and TIAA-CREF Funds. Transfers into the Account have been reclassified to Premiums, and transfers out of the Account have been reclassified amongst annuity payments and withdrawals and death benefits as appropriate.

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

The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 10—Condensed Financial Information.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of December 31, 2011, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through December 31, 2011, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has not purchased additional liquidity units since June 1, 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2011, TIAA owned approximately 8.8% of the outstanding accumulation units of the Account.

The independent fiduciary has indicated to management its intention to initiate systematic redemptions of the liquidity units held by the TIAA General Account from time to time. The independent fiduciary currently intends to cause such redemptions only (i) if recent historical net participant activity has been positive, i.e. net participant in-flows and (ii) if the Account is projected to hold at least 22% of its net assets in cash and cash equivalents and publicly traded liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account. In addition, the independent fiduciary’s intention is that redemptions over any given period would not exceed recent historical net participant activity. In administering redemptions, the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Account participants. Pursuant to PTE 96-76, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. As of December 31, 2011 the Account was not required to redeem any liquidity units.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	22.1%	15.9%	9.7%	0.4%	2.3%	50.4%
Apartment	6.7%	5.5%	5.0%	0.0%	0.0%	17.2%
Industrial	1.3%	6.8%	4.5%	1.2%	0.0%	13.8%
Retail	2.9%	2.8%	7.6%	0.2%	1.8%	15.3%
Other(3)	3.0%	0.2%	0.1%	0.0%	0.0%	3.3%

Total	36.0%	31.2%	26.9%	1.8%	4.1%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for the wholly owned properties, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2012	$520.3
2013	481.0
2014	420.8
2015	348.0
2016	297.5
Thereafter	3,139.3

Total	$5,206.9

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement.

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

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1—Organization and Significant Accounting Policies in more detail, the Account generally obtains independent third party appraisals on a quarterly basis; there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic consolidated financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011
Real estate properties	$—	$—	$9,857.6	$9,857.6
Real estate joint ventures	—	—	1,591.4	1,591.4
Limited partnerships	—	—	307.5	307.5
Marketable securities:
Real Estate Related	927.9	—	—	927.9
Government Agency Notes	—	1,551.6	—	1,551.6
United States Treasury securities	—	1,251.2	—	1,251.2

Total Investments at December 31, 2011	$927.9	$2,802.8	$11,756.5	$15,487.2

Mortgage loans payable	$—	$—	$(2,028.2)	$(2,028.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Real estate properties	$—	$—	$8,115.5	$8,115.5
Real estate joint ventures	—	—	1,358.8	1,358.8
Limited partnerships	—	—	270.3	270.3
Marketable securities:
Real Estate Related	495.3	—	—	495.3
Government Agency Notes	—	1,484.8	—	1,484.8
United States Treasury securities	—	911.9	—	911.9

Total Investments at December 31, 2010	$495.3	$2,396.7	$9,744.6	$12,636.6

Mortgage loans payable	$—	$—	$(1,860.2)	$(1,860.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and December 31, 2010 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	788.2	219.0	41.5	1,048.7	(0.8)
Purchases(1)	1,287.6	15.8	10.0	1,313.4	(185.0)
Sales	(335.9)	—	—	(335.9)	—
Settlements(2)	2.2	(2.2)	(14.3)	(14.3)	17.8

Ending balance December 31, 2011	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2010
Beginning balance January 1, 2010	$7,437.3	$1,314.6	$200.3	$71.3	$9,023.5	$(1,858.1)
Total realized and unrealized gains (losses) included in changes in net assets	625.7	106.8	64.9	3.7	801.1	(59.6)
Purchases(1)	143.6	84.2	8.4	—	236.2	(273.3)
Sales	(92.5)	(76.0)	—	—	(168.5)	—
Settlements(2)	1.4	(70.8)	(3.3)	(75.0)	(147.7)	330.8

Ending balance December 31, 2010	$8,115.5	$1,358.8	$270.3	$—	$9,744.6	$(1,860.2)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

During the years ended December 31, 2011 and 2010 there were no transfers in or out of Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2011	$864.2	$360.5	$41.5	$1,266.2	$(0.8)

For the year ended December 31, 2010	$628.0	$113.3	$64.9	$806.2	$(59.6)

Note 7—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2011, the Account held 11 investments in joint ventures with non-controlling ownership interest percentages that ranged from 50% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $1.6 billion and $1.4 billion at December 31, 2011 and December 31, 2010, respectively. The Account’s most significant joint venture investment is the DDR Joint Venture which represented 2.5% of the Account’s net assets and 2.2% of the Account’s invested assets.

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion at December 31, 2011 and December 31, 2010. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.6 billion at December 31, 2011 and December 31, 2010.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31, 2011	December 31, 2010
Assets
Real estate properties, at fair value	$4,844.3	$4,454.9
Other assets	128.9	141.8

Total assets	$4,973.2	$4,596.7

Liabilities and Equity
Mortgage loans payable, at fair value	$2,259.1	$2,276.9
Other liabilities	83.6	97.5

Total liabilities	2,342.7	2,374.4
Equity	2,630.5	2,222.3

Total liabilities and equity	$4,973.2	$4,596.7

	Years Ended December 31,
	2011	2010	2009
Operating Revenues and Expenses
Revenues	$457.7	$466.5	$519.2
Expenses	279.4	287.6	317.4

Excess of revenues over expenses	$178.3	$178.9	$201.8

Principal payment schedule on mortgage loans payable within the joint ventures as of December 31, 2011 is as follows (in millions):

Amount
2012*	$877.1
2013	98.5
2014	10.6
2015	261.2
2016	11.9
Thereafter	1,008.7

Total maturities	$2,268.0

*	Includes DDR Joint Venture revolving line of credit.

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

Note 8—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At December 31, 2011, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. During 2012, the Account’s investment in MONY/Transwestern Mezz RP II, LLC is anticipated to liquidate. The Account’s ownership interest in limited partnerships was $307.5 million and $270.3 million at December 31, 2011 and December 31, 2010, respectively.

Note 9—Mortgage Loans Payable

At December 31, 2011, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		December 31, 2011	December 31, 2010
Ontario Industrial Portfolio(1)	7.42% paid monthly	$—	$8.2	May 1, 2011
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	203.9	210.2	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.3	24.7	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.2	8.4	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	112.3	113.7	December 7, 2014
1050 Lenox Park Apartments(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	84.3	85.6	November 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.5	41.0	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.5	35.0	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.4	40.9	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	—	June 1, 2021
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036
The Palatine(5)	4.25% paid monthly	80.0	—	December 1, 2021

Total Principal Outstanding		$2,008.6	$1,842.9
Fair Value Adjustment(4)		19.6	17.3

Total mortgage loans payable		$2,028.2	$1,860.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2011. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $24.0 million.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

Principal payment schedule on mortgage loans payable as of December 31, 2011 is due as follows (in millions):

Amount
2012	$209.0
2013	552.9
2014	225.3
2015	462.5
2016	153.0
Thereafter	405.9

Total maturities	$2,008.6

On February 29, 2012 the Account entered into a $90.0 million mortgage loan payable by and between T-C Forum at Carlsbad LLC and Massachusetts Life Insurance Company. The debt matures March 1, 2022 and is interest only through March 1, 2017 at which time both principal and interest payments are due through maturity. The interest rate is fixed at 4.25% over the life of the loan.

Note 10—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Per Accumulation Unit data:
Rental income	$17.224	$19.516	$22.649	$18.794	$17.975
Real estate property level expenses and taxes	8.640	9.987	11.193	9.190	8.338

Real estate income, net	8.584	9.529	11.456	9.604	9.637
Other income	2.143	2.214	2.778	3.808	4.289

Total income	10.727	11.743	14.234	13.412	13.926
Expense charges(1)	2.390	2.167	2.280	2.937	2.554

Investment income, net	8.337	9.576	11.954	10.475	11.372
Net realized and unrealized gain (loss) on investments and mortgage loans payable	20.144	16.143	(85.848)	(54.541)	26.389

Net increase (decrease) in Accumulation Unit Value	28.481	25.719	(73.894)	(44.066)	37.761
Accumulation Unit Value:
Beginning of period	219.173	193.454	267.348	311.414	273.653

End of period	$247.654	$219.173	$193.454	$267.348	$311.414

Total return	12.99%	13.29%	–27.64%	–14.15%	13.80%
Ratios to Average net Assets:
Expenses(1)	0.98%	1.09%	1.01%	0.95%	0.87%
Investment income, net	3.42%	4.84%	5.29%	3.38%	3.88%
Portfolio turnover rate:
Real estate properties(2)	3.01%	1.01%	0.75%	0.64%	5.59%
Marketable securities(3)	3.43%	19.18%	0.00%	25.67%	13.03%
Accumulation Units outstanding at end of period (in millions):	53.4	48.1	39.5	41.5	55.1
Net assets end of period (in millions)	$13,527.2	$10,803.1	$7,879.9	$11,508.9	$17,660.5

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the twelve months ended December 31, 2011 would be $11.026 ($12.154, $13.473, $12.127, and $10.892 for the years ended December 31, 2010, 2009, 2008, and 2007, respectively), and the Ratio of Expenses to average net assets for the twelve months ended December 31, 2011 would be 4.52% (6.14%, 5.96%, 3.91%, and 3.71%, for the years ended December 31, 2010, 2009, 2008, and 2007, respectively).

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

Note 11—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For The Years Ended December 31,
	2011	2010	2009
Outstanding:
Beginning of period	48.1	39.5	41.5
Credited for premiums	10.0	12.9	4.8
Annuity, payments, withdrawals and death benefits	(4.7)	(4.3)	(6.8)

End of period	53.4	48.1	39.5

Note 12—Commitments and Contingencies

Commitments—The Account had $26.1 million and $33.7 million of outstanding immediately callable commitments to purchase additional interests in four of its limited partnership investments as of December 31, 2011 and 2010, respectively.

The Account has committed a total of $103.5 million and $101.2 million as of December 31, 2011 and 2010, respectively, to various tenants for tenant improvements and leasing inducements.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 13—New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” which requires new disclosures related to transfers in and out of levels 1 and 2, and the separate disclosure of purchases, sales, issuances and settlements when reconciling activity in level 3. This ASU also amends prior disclosure requirements to call for the disaggregation of assets and liabilities into appropriate subsets, and the disclosure of valuation techniques and inputs for recurring and nonrecurring fair value measurements in levels 2 and 3. The new disclosure requirement for reconciling level 3 activity was effective January 1, 2011. All other new or amended disclosure requirements are reflected in the notes to the consolidated financial statements. These changes did not impact the Account’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”, with the intention to converge fair value standards between U.S. GAAP and International Financial Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. Changes in applying fair value standards and additional disclosure requirements are effective on January 1, 2012. The Account is currently assessing the impact of applying the revised standards but does not anticipate a material impact to the Account’s financial position or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—63.65% and 64.22%

Location / Description	Type	Fair Value
		2011		2010
Arizona:
Camelback Center	Office	$34.4		$33.2
Kierland Apartment Portfolio	Apartments	104.2	(1)	96.0	(1)
Phoenix Apartment Portfolio	Apartments	27.4		23.0
California:
3 Hutton Centre Drive	Office	37.7		32.2
50 Fremont Street	Office	332.3	(1)	315.1	(1)
88 Kearny Street	Office	81.9		65.4
275 Battery Street	Office	210.5		180.4
Centerside I	Office	40.7		34.0
Centre Pointe and Valley View	Industrial	22.6		19.9
Great West Industrial Portfolio	Industrial	99.0		73.5
Larkspur Courts	Apartments	90.2		70.1
Northpark Village Square	Retail	40.6		—
Northern CA RA Industrial Portfolio	Industrial	44.2		39.7
Ontario Industrial Portfolio	Industrial	273.5	(1)	223.7	(1)
Pacific Plaza	Office	61.7	(1)	56.2	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	99.5		83.4
Regents Court	Apartments	68.0	(1)	65.0
Southern CA RA Industrial Portfolio	Industrial	78.1		75.5
The Forum at Carlsbad	Retail	180.5	(1)	—	(1)
The Legacy at Westwood	Apartments	96.8	(1)	93.2	(1)
Wellpoint	Office	—		41.0
Westcreek	Apartments	31.6		29.6
West Lake North Business Park	Office	43.6		40.8
Westwood Marketplace	Retail	97.0		89.0
Wilshire Rodeo Plaza	Office	166.1	(1)	165.5	(1)
Colorado:
Palomino Park	Apartments	214.7	(1)	168.7	(1)
The Lodge at Willow Creek	Apartments	—		39.7
Connecticut:
Ten & Twenty Westport Road	Office	130.7		100.7
Florida:
701 Brickell Avenue	Office	219.5		201.2
North 40 Office Complex	Office	29.7		36.4
Plantation Grove	Retail	9.9		9.4
Pointe on Tampa Bay	Office	47.3		35.2
Publix at Weston Commons	Retail	46.6	(1)	45.2	(1)
Quiet Waters at Coquina Lakes	Apartments	26.5		23.7
Seneca Industrial Park	Industrial	71.3		63.3
South Florida Apartment Portfolio	Apartments	71.6		60.0
Suncrest Village Shopping Center	Retail	12.2		12.6
The Fairways of Carolina	Apartments	24.5		22.3
Urban Centre	Office	97.9		89.7
Weston Business Center	Industrial	85.3		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2011		2010
France:
Printemps de L’Homme	Retail	$209.9		$223.7
Georgia:
Atlanta Industrial Portfolio	Industrial	43.7		38.8
Glenridge Walk	Apartments	35.2		33.6
Reserve at Sugarloaf	Apartments	45.9	(1)	43.7	(1)
Shawnee Ridge Industrial Portfolio	Industrial	51.8		49.0
Windsor at Lenox Park	Apartments	53.2	(1)	50.8	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	56.7		50.8
Chicago Industrial Portfolio	Industrial	66.5		58.9
Oak Brook Regency Towers	Office	—		70.6
Parkview Plaza	Office	39.4		43.1
Maryland:
Broadlands Business Park	Industrial	27.9		24.2
GE Appliance East Coast Distribution Facility	Industrial	34.3		29.1
Massachusetts:
99 High Street	Office	326.3	(1)	255.0	(1)
Needham Corporate Center	Office	20.4		18.6
Northeast RA Industrial Portfolio	Industrial	27.0		22.1
Residence at Rivers Edge	Apartments	80.9		—
The Newbry	Office	293.8		252.0
Minnesota:
Champlin Marketplace	Retail	—		12.7
Nevada:
Fernley Distribution Facility	Industrial	7.0		7.1
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18.7		14.5
Marketfair	Retail	68.1		66.2
Morris Corporate Center III	Office	—		71.9
Plainsboro Plaza	Retail	25.5		27.5
South River Road Industrial	Industrial	45.9		38.5
New York:
425 Park Avenue	Ground Lease	320.0		—
780 Third Avenue	Office	340.2		300.6
The Colorado	Apartments	150.6	(1)	123.0	(1)
The Corner	Apartments	215.0	(1)	—
Pennsylvania:
Lincoln Woods	Apartments	30.9		29.1
The Pepper Building	Apartments	53.6		—
Tennessee:
Airways Distribution Center	Industrial	12.2		12.1
Summit Distribution Center	Industrial	15.4		15.8
Texas:
Dallas Industrial Portfolio	Industrial	159.9		140.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2011		2010
Texas: (continued)
Four Oaks Place	Office	$447.5		$383.7
Houston Apartment Portfolio	Apartments	206.7	(1)	186.9	(1)
Lincoln Centre	Office	213.3	(1)	195.4	(1)
Pinnacle Industrial Portfolio	Industrial	41.2		38.4
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	70.6	(1)	56.1	(1)
The Maroneal	Apartments	43.1		37.6
United Kingdom:
1 & 7 Westferry Circus	Office	261.6	(1)	260.0	(1)
Virginia:
8270 Greensboro Drive	Office	34.2		27.9
Ashford Meadows Apartments	Apartments	101.3	(1)	95.4	(1)
One Virginia Square	Office	—		51.7
The Ellipse at Ballston	Office	82.9		76.7
The Palatine	Apartments	135.0	(1)	—
Washington:
Creeksides at Centerpoint	Office	17.5		16.6
Fourth and Madison	Office	385.4	(1)	330.0	(1)
Millennium Corporate Park	Office	127.9		125.2
Northwest RA Industrial Portfolio	Industrial	22.4		17.0
Rainier Corporate Park	Industrial	75.4		66.8
Regal Logistics Campus	Industrial	61.4		52.5
Washington DC:
1001 Pennsylvania Avenue	Office	656.1	(1)	589.8	(1)
1401 H Street, NW	Office	205.9	(1)	179.3	(1)
1900 K Street, NW	Office	244.4		246.4
Mazza Gallerie	Retail	69.1		76.0

TOTAL REAL ESTATE PROPERTIES
(Cost $10,358.3 and $9,449.1)		$9,857.6		$8,115.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.26% and 12.89%

REAL ESTATE JOINT VENTURES—10.27% and 10.75%

Location / Description	Fair Value
	2011		2010
California:
CA-Colorado Center LP
Yahoo Center (50% Account Interest)	$199.8	(2)	$157.5	(2)
CA-Treat Towers LP
Treat Towers (75% Account Interest)	77.8		67.1
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	284.3	(2)	239.0	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	173.7		165.5
West Dade Associates
Miami International Mall (50% Account Interest)	109.8	(2)	93.2	(2)
Georgia:
GA-Buckhead LLC
Prominence in Buckhead (75% Account Interest)	50.9		39.8
Massachusetts:
MA-One Boston Place REIT
One Boston Place (50.25% Account Interest)	195.9		150.3
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	54.7	(2)	50.6	(2)
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	338.4	(2,3)	303.7	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	60.6	(2,3)	52.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	45.5	(2,3)	39.3	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,895.8 and $1,922.4)	$1,591.4		$1,358.8

LIMITED PARTNERSHIPS—1.99% and 2.14%
Cobalt Industrial REIT (10.998% Account Interest)	$25.7		$26.3
Colony Realty Partners LP (5.27% Account Interest)	20.9		18.1
Heitman Value Partners Fund (8.43% Account Interest)	16.7		17.3
Lion Gables Apartment Fund (18.46% Account Interest)	225.4		190.0
MONY/Transwestern Mezz RP II (16.67% Account Interest)	2.8		9.7
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	16.0		8.9

TOTAL LIMITED PARTNERSHIPS
(Cost $297.5 and $300.9)	$307.5		$270.3

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,193.3 and $2,223.3)	$1,898.9		$1,629.1

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

MARKETABLE SECURITIES—24.09% and 22.89%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.99% and 3.92%

Shares		Issuer	Fair Value
2011	2010		2011	2010
92,462	50,398	Acadia Realty Trust	$1.9	$0.9
25,960	11,416	Agree Realty Corporation	0.6	0.3
3,783	2,574	Alexander’s, Inc.	1.4	1.1
133,337	66,883	Alexandria Real Estate Equities, Inc.	9.2	4.9
—	200,791	AMB Property Corporation	—	6.4
88,603	—	American Assets Trust Inc	1.8	—
155,209	81,463	American Campus Communities, Inc.	6.5	2.6
264,043	142,051	Apartment Investment and Management Company	6.0	3.7
149,993	65,637	Ashford Hospitality Trust, Inc.	1.2	0.6
92,295	52,433	Associated Estates Realty Corporation	1.5	0.8
204,720	102,725	Avalonbay Communities, Inc.	26.7	11.6
307,597	155,007	BioMed Realty Trust, Inc.	5.6	2.9
315,964	168,877	Boston Properties, Inc.	31.5	14.5
294,369	157,851	Brandywine Realty Trust	2.8	1.8
164,258	77,519	BRE Properties, Inc.	8.3	3.4
154,216	83,321	Camden Property Trust	9.6	4.5
66,398	37,593	Campus Crest Communities, Inc.	0.7	0.5
150,899	75,517	CapLease, Inc.	0.6	0.4
320,397	167,965	CBL & Associates Properties, Inc.	5.0	2.9
152,815	70,256	Cedar Shopping Centers, Inc.	0.7	0.4
39,517	8,763	Chatham Lodging Trust	0.4	0.2
74,212	20,047	Chesapeake Lodging Trust	1.1	0.4
116,477	54,270	Cogdell Spencer Inc.	0.5	0.3
188,864	95,610	Colonial Properties Trust	3.9	1.7
48,303	20,917	CoreSite Realty Corporation	0.9	0.3
157,193	80,891	Corporate Office Properties Trust	3.3	2.8
239,606	123,682	Cousins Properties Incorporated	1.5	1.0
256,060	—	Cubesmart	2.7	—
533,880	253,113	DCT Industrial Trust Inc.	2.7	1.3
597,828	309,541	Developers Diversified Realty Corporation	7.3	4.4
367,697	188,954	DiamondRock Hospitality Company	3.5	2.3
228,152	107,907	Digital Realty Trust, Inc.	15.2	5.6
205,213	113,097	Douglas Emmett, Inc.	3.7	1.9
542,036	298,785	Duke Realty Corporation	6.5	3.7
134,746	72,632	DuPont Fabros Technology, Inc.	3.3	1.5
59,989	33,167	EastGroup Properties, Inc.	2.6	1.4
158,681	65,151	Education Realty Trust, Inc.	1.6	0.5
103,012	56,762	Entertainment Properties Trust	4.5	2.6
87,088	37,659	Equity Lifestyle Properties, Inc.	5.8	2.1
127,616	58,543	Equity One, Inc.	2.2	1.1
633,670	339,604	Equity Residential	36.1	17.6
72,619	38,018	Essex Property Trust, Inc.	10.2	4.3
65,065	21,898	Excel Trust, Inc.	0.8	0.3
207,842	107,440	Extra Space Storage Inc.	5.0	1.9
137,296	73,740	Federal Realty Investment Trust	12.5	5.7
271,895	122,336	FelCor Lodging Trust Incorporated	0.8	0.9
191,213	71,146	First Industrial Realty Trust, Inc.	2.0	0.6
110,661	57,529	First Potomac Realty Trust	1.4	1.0
181,429	98,729	Franklin Street Properties Corp.	1.8	1.4
1,012,300	560,577	General Growth Properties, Inc.	15.2	8.7
56,458	28,271	Getty Realty Corp.	0.8	0.9
20,610	10,676	Gladstone Commercial Corporation	0.4	0.2
220,762	107,080	Glimcher Realty Trust	2.0	0.9
78,067	38,023	Government Properties Income Trust	1.8	1.0

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
874,526	387,498	HCP, Inc.	$36.2	$14.3
415,456	175,223	Health Care REIT, Inc.	22.7	8.3
160,772	79,299	Healthcare Realty Trust Incorporated	3.0	1.7
372,823	209,343	Hersha Hospitality Trust	1.8	1.4
155,319	84,755	Highwoods Properties, Inc.	4.6	2.7
103,500	45,795	Home Properties, Inc.	6.0	2.5
265,630	150,100	Hospitality Properties Trust	6.1	3.5
1,524,796	798,787	Host Hotels & Resorts, Inc.	22.5	14.3
180,198	88,294	HRPT Properties Trust	3.0	2.3
59,902	20,487	Hudson Pacific Properties, Inc.	0.8	0.3
198,739	109,424	Inland Real Estate Corporation	1.5	1.0
176,691	98,903	Investors Real Estate Trust	1.3	0.9
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	85.2	83.9
129,963	61,706	Kilroy Realty Corporation	4.9	2.3
879,374	485,461	Kimco Realty Corporation	14.3	8.8
146,123	83,099	Kite Realty Group Trust	0.7	0.5
181,102	86,269	LaSalle Hotel Properties	4.4	2.3
345,585	165,849	Lexington Realty Trust	2.6	1.3
251,650	138,566	Liberty Property Trust	7.8	4.4
68,836	30,038	LTC Properties, Inc.	2.1	0.8
189,553	93,900	Mack-Cali Realty Corporation	5.1	3.1
114,299	53,134	Maguire Properties, Inc.	0.2	0.1
247,227	136,282	Medical Properties Trust, Inc.	2.4	1.5
81,264	41,729	Mid-America Apartment Communities, Inc.	5.1	2.6
36,864	20,269	Mission West Properties, Inc.	0.3	0.1
81,077	44,989	Monmouth Real Estate Investment Corporation	0.7	0.4
63,644	34,293	National Health Investors, Inc.	2.8	1.5
216,060	101,670	National Retail Properties, Inc.	5.7	2.7
—	152,266	Nationwide Health Properties, Inc.	—	5.5
226,273	120,251	Omega Healthcare Investors, Inc.	4.4	2.7
38,237	16,016	One Liberty Properties, Inc.	0.6	0.3
52,329	27,787	Parkway Properties, Inc.	0.5	0.5
113,497	—	Pebblebrook Hotel Trust	2.2	—
122,245	63,708	Pennsylvania Real Estate Investment Trust	1.3	0.9
379,392	77,918	Piedmont Office Realty Trust, Inc.	6.5	1.6
351,127	196,790	Plum Creek Timber Company, Inc.	12.8	7.4
106,883	59,612	Post Properties, Inc.	4.7	2.2
88,608	49,003	Potlatch Corporation	2.8	1.6
990,211	681,117	ProLogis	28.3	9.8
41,980	22,706	PS Business Parks, Inc.	2.3	1.3
275,476	153,807	Public Storage, Inc.	37.0	15.6
87,600	42,225	Ramco-Gershenson Properties Trust	0.9	0.5
261,199	97,616	Rayonier Inc.	11.7	5.1
279,343	141,919	Realty Income Corporation	9.8	4.9
93,946	—	Retail Opportunity Investment	1.1	—
197,908	97,060	Regency Centers Corporation	7.4	4.1
177,170	—	RLJ Lodging Trust	3.0	—
33,036	17,498	Saul Centers, Inc.	1.2	0.8
330,697	150,706	Senior Housing Properties Trust	7.4	3.3
632,140	352,460	Simon Property Group, Inc.	81.6	35.1
183,739	93,168	SL Green Realty Corp.	12.3	6.3
61,829	34,147	Sovran Self Storage, Inc.	2.6	1.3
20,050	—	Stag Industrial Inc	0.2	—
385,489	186,401	Strategic Hotels & Resorts, Inc.	2.1	1.0
59,168	—	Summit Hotel Properties Inc	0.6	—
46,326	24,737	Sun Communities, Inc.	1.7	0.8
60,363	29,324	Sun Healthcare Group, Inc.	0.7	0.5

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2011	2010		2011	2010
262,606	137,832	Sunstone Hotel Investors, L.L.C.	$2.1	$1.4
178,864	49,191	Tanger Factory Outlet Centers, Inc.	5.2	2.5
126,129	50,042	Taubman Centers, Inc.	7.8	2.5
16,174	11,532	Terreno Realty Corporation	0.2	0.2
286,812	155,462	The Macerich Company	14.5	7.4
472,751	220,400	UDR, Inc.	11.9	5.2
21,414	5,400	UMH Properties, Inc.	0.2	0.1
27,258	16,113	Universal Health Realty Income Trust	1.1	0.6
50,503	27,120	Urstadt Biddle Properties Inc.	0.9	0.5
—	119,610	U-Store-It Trust	—	1.1
619,340	188,915	Ventas, Inc.	34.1	9.9
396,923	219,149	Vornado Realty Trust	30.5	18.3
145,677	78,376	Washington Real Estate Investment Trust	4.0	2.4
262,970	142,411	Weingarten Realty Investors	5.8	3.4
1,164,958	646,348	Weyerhaeuser Company	21.8	12.2
53,117	22,256	Winthrop Realty Trust	0.7	0.3

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $895.3 and $480.4)			$927.9	$495.3

OTHER MARKETABLE SECURITIES—18.10% and 18.97%

GOVERNMENT AGENCY NOTES—10.02% and 11.75%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
$—	$15.1	Fannie Mae Discount Notes	0.172%	1/18/11	$—	$15.1
—	21.2	Fannie Mae Discount Notes	0.172%	2/1/11	—	21.2
—	43.6	Fannie Mae Discount Notes	0.183%	2/3/11	—	43.6
—	13.5	Fannie Mae Discount Notes	0.183%	2/14/11	—	13.5
—	50.0	Fannie Mae Discount Notes	0.137%	2/15/11	—	50.0
—	32.5	Fannie Mae Discount Notes	0.162-0.178%	3/1/11	—	32.5
—	32.4	Fannie Mae Discount Notes	0.172%	3/2/11	—	32.4
—	14.0	Fannie Mae Discount Notes	0.162%	3/8/11	—	14.0
—	19.6	Fannie Mae Discount Notes	0.178%	3/21/11	—	19.6
—	31.9	Fannie Mae Discount Notes	0.162%	3/23/11	—	31.9
—	20.2	Fannie Mae Discount Notes	0.178%	4/13/11	—	20.2
36.9	—	Fannie Mae Discount Notes	0.051%	1/3/12	36.9	—
4.5	—	Fannie Mae Discount Notes	0.030%	1/4/12	4.5	—
40.0	—	Fannie Mae Discount Notes	0.035%	1/25/12	40.0	—
41.3	—	Fannie Mae Discount Notes	0.025-0.051%	2/8/12	41.3	—
18.1	—	Fannie Mae Discount Notes	0.030%	2/13/12	18.1	—
25.3	—	Fannie Mae Discount Notes	0.015%	3/8/12	25.3	—
12.0	—	Fannie Mae Discount Notes	0.061%	5/2/12	12.0	—
50.0	—	Fannie Mae Discount Notes	0.152%	5/3/12	50.0	—
56.2	—	Fannie Mae Discount Notes	0.061-0.066%	5/21/12	56.2	—
48.6	—	Fannie Mae Discount Notes	0.071%	5/30/12	48.6	—
24.2	—	Fannie Mae Discount Notes	0.066%	6/6/12	24.2	—
30.2	—	Fannie Mae Discount Notes	0.137-0.142%	7/16/12	30.2	—
—	30.0	Federal Home Loan Bank Discount Notes	0.162%	1/5/11	—	30.0
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	1/7/11	—	25.0
—	30.0	Federal Home Loan Bank Discount Notes	0.172%	1/12/11	—	30.0

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
$—	$50.0	Federal Home Loan Bank Discount Notes	0.183%	1/14/11	$—	$50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/19/11	—	30.0
—	15.8	Federal Home Loan Bank Discount Notes	0.157%	1/20/11	—	15.8
—	30.0	Federal Home Loan Bank Discount Notes	0.177%	1/21/11	—	30.0
—	36.4	Federal Home Loan Bank Discount Notes	0.122%	1/26/11	—	36.4
—	50.0	Federal Home Loan Bank Discount Notes	0.157-0.172%	1/28/11	—	50.0
—	39.1	Federal Home Loan Bank Discount Notes	0.167-0.178%	2/2/11	—	39.1
—	30.0	Federal Home Loan Bank Discount Notes	0.167%	2/4/11	—	30.0
—	20.1	Federal Home Loan Bank Discount Notes	0.157%	2/9/11	—	20.1
—	47.0	Federal Home Loan Bank Discount Notes	0.147%	2/16/11	—	47.0
—	41.4	Federal Home Loan Bank Discount Notes	0.157-0.183%	2/18/11	—	41.4
—	35.4	Federal Home Loan Bank Discount Notes	0.183%	2/23/11	—	35.4
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	2/25/11	—	25.0
—	32.8	Federal Home Loan Bank Discount Notes	0.162%	3/9/11	—	32.8
—	27.7	Federal Home Loan Bank Discount Notes	0.162%	3/11/11	—	27.7
—	25.0	Federal Home Loan Bank Discount Notes	0.162%	3/16/11	—	25.0
—	23.8	Federal Home Loan Bank Discount Notes	0.178%	4/15/11	—	23.8
—	16.1	Federal Home Loan Bank Discount Notes	0.178%	4/29/11	—	16.1
—	20.0	Federal Home Loan Bank Discount Notes	0.211%	5/6/11	—	20.0
—	31.8	Federal Farm Credit Bank Discount Notes	0.172%	5/9/11	—	31.8
—	100.0	Federal Home Loan Bank Discount Notes	0.217%	8/12/11	—	100.0
17.0	—	Federal Farm Credit Bank Discount Notes	0.010%	1/3/12	17.0	—
38.0	—	Federal Home Loan Bank Discount Notes	0.020%	1/6/12	38.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.046%	1/13/12	50.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.010-0.154%	1/13/12	20.0	—
48.0	—	Federal Home Loan Bank Discount Notes	0.051%	1/18/12	48.0	—
25.2	—	Federal Home Loan Bank Discount Notes	0.015-0.030%	1/20/12	25.2	—
13.3	—	Federal Home Loan Bank Discount Notes	0.011%	1/27/12	13.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.035%	2/1/12	50.0	—
42.2	—	Federal Home Loan Bank Discount Notes	0.035%	2/3/12	42.2	—
70.1	—	Federal Home Loan Bank Discount Notes	0.025-0.030%	2/10/12	70.1	—
19.4	—	Federal Home Loan Bank Discount Notes	0.025%	2/13/12	19.4	—
60.0	—	Federal Home Loan Bank Discount Notes	0.030-0.071%	2/17/12	60.0	—
7.2	—	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	7.2	—
16.1	—	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	16.1	—
34.4	—	Federal Home Loan Bank Discount Notes	0.025%	3/21/12	34.4	—
19.2	—	Federal Home Loan Bank Discount Notes	0.071%	3/28/12	19.2	—
45.7	—	Federal Home Loan Bank Discount Notes	0.091%	4/4/12	45.7	—
21.0	—	Federal Home Loan Bank Discount Notes	0.076%	5/9/12	21.0	—
47.6	—	Federal Home Loan Bank Discount Notes	0.056-0.081%	5/18/12	47.6	—
50.0	—	Federal Home Loan Bank Discount Notes	0.081%	5/23/12	50.0	—
9.0	—	Federal Home Loan Bank Discount Notes	0.101%	7/11/12	9.0	—
—	45.9	Freddie Mac Discount Notes	0.157-0.162%	1/3/11	—	45.9
—	82.7	Freddie Mac Discount Notes	0.183%	1/10/11	—	82.7
—	28.0	Freddie Mac Discount Notes	0.152%	1/25/11	—	28.0
—	28.2	Freddie Mac Discount Notes	0.172%	1/31/11	—	28.1
—	18.1	Freddie Mac Discount Notes	0.142%	2/22/11	—	18.1
—	49.4	Freddie Mac Discount Notes	0.162-0.178%	3/7/11	—	49.4

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
$—	$26.7	Freddie Mac Discount Notes	0.162%	3/14/11	$—	$26.7
—	14.9	Freddie Mac Discount Notes	0.172%	3/21/11	—	14.9
—	24.6	Freddie Mac Discount Notes	0.183%	4/18/11	—	24.6
—	10.1	Freddie Mac Discount Notes	0.193%	4/19/11	—	10.1
—	50.0	Freddie Mac Discount Notes	0.133-0.137%	11/9/11	—	49.9
50.0	—	Freddie Mac Discount Notes	0.041%	1/9/12	50.0	—
37.0	—	Freddie Mac Discount Notes	0.046%	1/17/12	37.0	—
29.5	—	Freddie Mac Discount Notes	0.035%	1/30/12	29.5	—
20.0	—	Freddie Mac Discount Notes	0.051%	2/14/12	20.0	—
42.9	—	Freddie Mac Discount Notes	0.061-0.101%	2/21/12	42.9	—
27.3	—	Freddie Mac Discount Notes	0.020%	3/5/12	27.3	—
9.5	—	Freddie Mac Discount Notes	0.035%	3/9/12	9.5	—
17.5	—	Freddie Mac Discount Notes	0.035%	3/13/12	17.5	—
25.5	—	Freddie Mac Discount Notes	0.081-0.091%	3/19/12	25.5	—
21.2	—	Freddie Mac Discount Notes	0.086%	4/3/12	21.2	—
35.2	—	Freddie Mac Discount Notes	0.096%	4/9/12	35.2	—
21.3	—	Freddie Mac Discount Notes	0.094%	4/10/12	21.3	—
20.2	—	Freddie Mac Discount Notes	0.066%	4/16/12	20.2	—
23.2	—	Freddie Mac Discount Notes	0.076%	5/7/12	23.2	—
5.7	—	Freddie Mac Discount Notes	0.081%	5/14/12	5.7	—
13.5	—	Freddie Mac Discount Notes	0.081%	5/29/12	13.5	—
29.6	—	Freddie Mac Discount Notes	0.071%	6/4/12	29.6	—
11.0	—	Freddie Mac Discount Notes	0.076%	6/11/12	11.0	—
20.9	—	Freddie Mac Discount Notes	0.071%	6/18/12	20.8	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $1,551.5 and $1,484.7)					$1,551.6	$1,484.8

UNITED STATES TREASURY SECURITIES—8.08% and 7.22%
$—	$32.3	United States Treasury Bills	0.130%	1/13/11	$—	$32.3
—	31.6	United States Treasury Bills	0.152%	1/27/11	—	31.6
—	32.4	United States Treasury Bills	0.129%	2/10/11	—	32.4
—	30.0	United States Treasury Bills	0.133%	2/17/11	—	30.0
—	30.0	United States Treasury Bills	0.140%	2/24/11	—	30.0
—	91.0	United States Treasury Bills	0.106-0.137%	3/3/11	—	91.0
—	41.4	United States Treasury Bills	0.132-0.178%	3/10/11	—	41.4
—	46.3	United States Treasury Bills	0.142-0.163%	3/17/11	—	46.3
—	34.0	United States Treasury Bills	0.141%	3/24/11	—	34.0
—	30.0	United States Treasury Bills	0.147%	3/31/11	—	30.0
—	50.0	United States Treasury Bills	0.137%	4/7/11	—	50.0
—	38.2	United States Treasury Bills	0.148-0.173%	4/14/11	—	38.1
—	30.0	United States Treasury Bills	0.133-0.173%	4/21/11	—	30.0
—	25.0	United States Treasury Bills	0.173%	4/28/11	—	25.0
—	28.6	United States Treasury Bills	0.153%	5/5/11	—	28.6
—	55.0	United States Treasury Bills	0.162-0.184%	5/12/11	—	55.0
—	49.2	United States Treasury Bills	0.190-0.210%	5/19/11	—	49.2
—	47.1	United States Treasury Bills	0.170-0.200%	5/26/11	—	47.1
—	0.2	United States Treasury Bills	0.061-0.167%	6/9/11	—	0.2
—	19.3	United States Treasury Bills	0.137-0.178%	6/16/11	—	19.3

CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2011 and December 31, 2010
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2011	2010				2011	2010
$—	$4.3	United States Treasury Bills	0.168-0.181%	6/23/11	$—	$4.3
19.9	—	United States Treasury Bills	0.020%	3/1/12	19.9	—
3.1	—	United States Treasury Bills	0.030%	3/8/12	3.1	—
50.0	—	United States Treasury Bills	0.037%	3/22/12	50.0	—
40.3	—	United States Treasury Bills	0.020-0.032%	3/29/12	40.3	—
60.8	—	United States Treasury Bills	0.020-0.031%	4/19/12	60.8	—
20.0	—	United States Treasury Bills	0.042%	5/3/12	20.0	—
50.0	—	United States Treasury Bills	0.020%	5/10/12	50.0	—
82.0	—	United States Treasury Bills	0.020-0.035%	5/17/12	82.0	—
23.4	—	United States Treasury Bills	0.025%	5/24/12	23.4	—
40.0	—	United States Treasury Bills	0.020%	5/31/12	40.0	—
40.0	—	United States Treasury Bills	0.056%	8/23/12	40.0	—
80.0	—	United States Treasury Bills	0.087%	11/15/12	79.9	—
—	29.5	United States Treasury Notes	0.148%	2/28/11	—	29.5
—	50.8	United States Treasury Notes	0.174-0.227%	3/31/11	—	50.9
—	21.5	United States Treasury Notes	0.245%	4/30/11	—	21.5
—	33.7	United States Treasury Notes	0.237%	6/30/11	—	33.8
—	30.4	United States Treasury Notes	0.267%	9/30/11	—	30.4
50.0	—	United States Treasury Notes	0.259%	1/15/12	50.0	—
20.0	—	United States Treasury Notes	0.345%	2/15/12	20.0	—
15.0	—	United States Treasury Notes	0.078%	3/15/12	15.0	—
47.5	—	United States Treasury Notes	0.108%	5/15/12	47.6	—
68.0	—	United States Treasury Notes	0.102-0.106%	6/15/12	68.5	—
47.7	—	United States Treasury Notes	0.111-0.156%	8/15/12	48.2	—
50.0	—	United States Treasury Notes	0.085%	10/15/12	50.5	—
11.5	—	United States Treasury Notes	0.024%	1/31/12	11.5	—
30.6	—	United States Treasury Notes	0.138%	2/29/12	30.6	—
9.9	—	United States Treasury Notes	0.040-0.264%	3/31/12	10.0	—
50.0	—	United States Treasury Notes	0.094%	4/30/12	50.2	—
100.0	—	United States Treasury Notes	0.030-0.119%	5/31/12	100.3	—
80.7	—	United States Treasury Notes	0.107-0.133%	7/31/12	81.0	—
61.5	—	United States Treasury Notes	0.131-0.144%	10/31/12	61.6	—
46.6	—	United States Treasury Notes	0.105-0.149%	8/31/12	46.6	—
50.0	—	United States Treasury Notes	0.152%	11/30/12	50.2	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $1,251.1 and $911.9)					$1,251.2	$911.9

TOTAL OTHER MARKETABLE SECURITIES
(Cost $2,802.6 and $2,396.6)					$2,802.8	$2,396.7

TOTAL MARKETABLE SECURITIES
(Cost $3,697.9 and $2,877.0)					$3,730.7	$2,892.0

TOTAL INVESTMENTS
(Cost $16,249.5 and $14,549.4)					$15,487.2	$12,636.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated statements of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account and its subsidiaries (the “Account”) at December 31, 2011 and 2010, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 15, 2012

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2011. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2011.

(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Account. The Account’s internal control over financial reporting is a process designed under the supervision of the Account’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Account’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2011, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Trustees

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company from 1993 through 2005. Lead Director, Chrysler Group, LLC and Director, Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

Jeffrey R. Brown, 2/16/68
William G. Karnes Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign. Research Associate of the National Bureau of Economic Research (NBER) and Associate Director of the NBER Retirement Research Center. Former member of the Social Security Advisory Board from 2006 to 2008, and Director of the American Risk and Insurance Association.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University; Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director of the Hodson Trust, Time Warner, Inc. and Omnicom Group.

Lisa W. Hess, 8/8/55
President and Managing Partner, Sky Top Capital. Former Chief Investment Officer of Loews Corporation from 2002 to 2008. Founding partner of Zesiger Capital Group. Director of Radian Group, Inc. Trustee of the WT Grant Foundation, the Chapin School, and the Pomfret School.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics and Director of the Center for Teaching and Learning, Harvard Medical School. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000 to 2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997 to 2002. Scientific Advisory Board Member, Massachusetts General Hospital Center for Law, Brain and Behavior.

Lawrence H. Linden, 2/19/47
Retired Managing Director and former General Partner at Goldman Sachs, retiring in 2008. After joining Goldman Sachs in 1992, served at various times the Head of Technology, Head of Operations, and Co-Chairman of the Global Control and Compliance Committee. Founding Trustee of the Linden Trust for Conservation, Trustee of Resources for the Future, Chairman of the Board of Directors of the World Wildlife Fund and co-founder of, and senior advisor to, the Redstone Strategy Group. Strategic Advisory Board Member, New World Capital Group.

Maureen O’Hara, 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University, where she has taught since 1979. Chair of the board of Investment Technology Group, Inc. since 2007, and member of the board since 2003. Director of New Star Financial, Inc.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000 to 2001. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies from 1996 to 2000. Member and Former Chairman of the Board of Worcester Polytechnic Institute, and trustee of the Committee for Economic Development. Director of Sanford C. Bernstein Fund Inc.

Sidney A. Ribeau, 12/3/47
President, Howard University since 2008. Formerly, President, Bowling Green State University, 1995 to 2008. Director, Worthington Industries.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 1995; Formerly General Counsel, Yale University, 1986 to 1995. Trustee, Newark Public Radio, Inc. Director, Yale Southern Observatory, Inc., Youth Rights Media, Inc., and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Retired Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer of Pfizer from 1995 to 2005. Director, Pitney Bowes Inc., and the Hershey Corporation.

Marta Tienda, 8/10/50
Maurice P. During ‘22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University, since 1997. Visiting Research Scholar at the New York University Center for Advanced Research in Social Sciences, 2010 to 2011. Director, Office of Population Research, Princeton University, 1998 to 2002. Commissioner, National Key Indicators Commission and President’s Advisory Commission on Educational Excellence for Hispanics. Trustee, Sloan Foundation and Jacobs Foundation. Member of Visiting Committee, Harvard University Kennedy School of Government. Member, Adrenalina Research Advisory Board.

Rosalie J. Wolf, 5/8/41
Managing Partner, Botanica Capital Partners LLC. Formerly, Senior Advisor and Managing Director, Offit Hall Capital Management LLC and its predecessor company, Laurel Management Company LLC from 2001 to 2003; formerly, Treasurer and Chief Investment Officer, The Rockefeller Foundation. Director, North European Oil Royalty Trust, Director and former Chairman of The Sanford C. Bernstein Fund, Inc. Member of the Brock Capital Group, LLC. Advisory Council Member, Center on Entrepreneurship, Tuck School at Dartmouth College.

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the advisory board of Brevan Howard Asset Management LLP, a director of Audax Health and International Flavors and Fragrances, Inc., and a member of the President’s Council on Jobs and Competitiveness. Fellow of the American Academy of Arts & Sciences and member of its Commission on the Humanities and Social Sciences, and member of the National Academy of Sciences Commission on the Humanities. Board member at the Institute for Advanced Study, Memorial Sloan-Kettering Cancer Center, and the Committee for Economic Development. Member of the Harvard University Visiting Committee for the Memorial Church, the Economic Club of New York, the Council on Foreign Relations and the Group of Thirty.

Other TIAA Executive Officers

Virginia M. Wilson, 7/22/54
Executive Vice President and Chief Financial Officer, TIAA and CREF since 2010. Served from 2006 to 2009 as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, one of the world’s largest hospitality firms, following its 2006 spin-off from Cendant Corporation, a multinational holding company with operations in the real estate, travel, car rental, hospitality, mortgage banking and other service sectors. Served from 2003 to 2006 as Cendant’s Executive Vice President and Chief Accounting Officer. Corporate controller of MetLife, Inc. from 1999 to 2003 and was senior vice president and controller for the life insurance operations of Transamerica Corporation (which was acquired by AEGON NV in 1999) from 1995 to 1999. Prior to 1995, was an audit partner at Deloitte & Touche LLP. Currently a director of the Los Angeles Child Guidance Clinic and a trustee and vice chair for Catholic Charities in New York.

Ronald Pressman, 4/11/58
Executive Vice President and Chief Operating Officer of TIAA since 2012 and Executive Vice President of the TIAA-CREF Funds Complex since 2012. From 2007 to 2011, served as President and Chief Executive Officer of General Electric Capital Real Estate. Prior to 2007, served as president and CEO of General Electric Asset Management and Chairman, President and Chief Executive Officer of General Electric Employers Reinsurance Group. Currently a charter trustee of Hamilton College. Also serves as the Chairman of the National Board of A Better Chance and a director of Pathways to College. Currently serves as a director of Aspen Insurance Holdings Limited.

Scott C. Evans, 5/11/59
Executive Vice President, President of Asset Management since 2011 of TIAA and Executive Vice President of CREF since 1997. Principal Executive Officer and President of the TIAA-CREF Funds and the TIAA-CREF Life Funds since 2007. Executive Vice President of TIAA since 1999 and formerly Head of Asset Management from 2006 to 2009 of TIAA and CREF, the TIAA-CREF Funds, the TIAA-CREF Life Funds and TIAA Separate Account VA-1 (collectively, the “TIAA-CREF Funds”). Also served as Chief Investment Officer of TIAA between 2004 and 2006 and the TIAA-CREF Funds between 2003 and 2006. Trustee, IFRS Foundation; member of the ABP Investment Committee of Stichting Pensioenfond BP/Algemene; and member of the Tufts University Investment Committee.

Edward D. Van Dolsen, 4/21/58
Executive Vice President, President of Retirement and Individual Services since 2011 of TIAA and Executive Vice President of CREF since 2008. Formerly, Executive Vice President and Chief Operating Officer of TIAA and CREF from 2010 to 2011. Executive Vice President, Product Development and Management of TIAA from 2009 to 2010, Executive Vice President, Institutional Client Services from 2006 to 2009, and Executive Vice President, Product Management of TIAA from 2005 to 2006, and Executive Vice President of the TIAA-CREF Funds since 2008. Also served as Senior Vice President, Pension Products from 2003 to 2006.

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004.

Thomas C. Garbutt, 10/12/58
Senior Managing Director and Head of Global Real Estate, TIAA.

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2011, the Account expensed $23.7 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2011 and through the date of this annual report, the TIAA general account has not purchased or redeemed any liquidity units.

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

For the year ended December 31, 2011, the Account expensed $53.9 million for investment advisory services and $6.2 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $37.5 million for administrative and distribution services provided by TIAA and Services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2011 and 2010 and review of consolidated financial statements included in the registrant’s quarterly reports were $971,000 and $879,000, respectively.

Audit-Related Fees. PwC audit-related fees services rendered to the registrant for the years ended December 31, 2011 and 2010 were $22,004 and $21,402, respectively.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2011 and 2010.

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

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.[5]

(3)	(A)	Charter of TIAA.[8]
	(B)	Restated Bylaws of TIAA (as amended).[9]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements(2), Keogh Contract,(3) Retirement Select and Retirement Select Plus Contracts and Endorsements(1) and Retirement Choice and Retirement Choice Plus Contracts.(3)

	(B)	Forms of Income-Paying Contracts(2)
	(C)	Form of Contract Endorsement for Internal Transfer Limitation(10)
	(D)	Form of Accumulation Contract(11)
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation(4)
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation(6)
	(C)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.(12)
	(D)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.(7)
*(14)		Code of Ethics of TIAA
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the Annual Report on Form 10-K for the periods ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

(11)	Previously filed and incorporated by reference to Exhibit 4(D) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 27, 2011 (File No. 333-172900).

(12)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on November 29, 2011 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of March, 2012.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
March 15, 2012	By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and Chief Executive
Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer (Principal Executive Officer) and Trustee	March 15, 2012
/s/ VIRGINIA M. WILSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 15, 2012
/s/ JEFFREY R. BROWN	Trustee	March 15, 2012
/s/ ROBERT C. CLARK	Trustee	March 15, 2012
/s/ LISA W. HESS	Trustee	March 15, 2012
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 15, 2012
/s/ LAWRENCE H. LINDEN	Trustee	March 15, 2012
/s/ MAUREEN O’HARA	Trustee	March 15, 2012
/s/ DONALD K. PETERSON	Trustee	March 15, 2012
/s/ SIDNEY A. RIBEAU	Trustee	March 15, 2012
/s/ DOROTHY K. ROBINSON	Trustee	March 15, 2012
/s/ DAVID L. SHEDLARZ	Trustee	March 15, 2012
/s/ MARTA TIENDA	Trustee	March 15, 2012
/s/ ROSALIE J. WOLF	Trustee	March 15, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.