Form 10-Q
period 2012-03-31
TIAA REAL ESTATE ACCOUNT
filed 2012-05-10
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q: Not Applicable

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2012

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,421.2 and $10,358.3)	$10,140.8	$9,857.6
Real estate joint ventures and limited partnerships (cost: $2,236.4 and $2,193.3)	2,023.7	1,898.9
Marketable securities:
Real estate related (cost: $1,013.4 and $895.3)	1,138.7	927.9
Other (cost: $2,976.5 and $2,802.6)	2,976.5	2,802.8

Total investments (cost: $16,647.5 and $16,249.5)	16,279.7	15,487.2

Cash and cash equivalents	12.2	17.5
Due from investment advisor	12.1	6.8
Other	223.6	238.4

TOTAL ASSETS	16,527.6	15,749.9

LIABILITIES
Mortgage loans payable, at fair value—Note 8 (principal outstanding: $2,101.9 and $2,008.6)	2,137.3	2,028.2
Accrued real estate property level expenses	143.5	166.9
Other	27.6	27.6

TOTAL LIABILITIES	2,308.4	2,222.7

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	13,908.3	13,227.2
Annuity Fund	310.9	300.0

TOTAL NET ASSETS	14,219.2	13,527.2

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 10	54.4	53.4

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$255.728	$247.654

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
INVESTMENT INCOME
Real estate income, net:
Rental income	$214.8	$210.1

Real estate property level expenses and taxes:
Operating expenses	56.0	57.8
Real estate taxes	29.1	27.2
Interest expense	28.9	26.4

Total real estate property level expenses and taxes	114.0	111.4

Real estate income, net	100.8	98.7
Income from real estate joint ventures and limited partnerships	17.0	21.1
Interest	0.5	1.1
Dividends	7.4	2.4

TOTAL INVESTMENT INCOME	125.7	123.3

Expenses—Note 2:
Investment advisory charges	15.1	14.2
Administrative charges	7.5	6.9
Distribution charges	3.3	1.9
Mortality and expense risk charges	1.7	1.4
Liquidity guarantee charges	7.2	4.2

TOTAL EXPENSES	34.8	28.6

INVESTMENT INCOME, NET	90.9	94.7

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(5.2)	(9.3)
Real estate joint ventures and limited partnerships	(3.2)	(1.5)
Marketable securities	8.0	1.9

Net realized loss on investments	(0.4)	(8.9)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	192.4	195.5
Real estate joint ventures and limited partnerships	95.0	64.0
Marketable securities	93.8	34.5
Mortgage loans payable	(26.8)	1.4

Net change in unrealized appreciation on investments and mortgage loans payable	354.4	295.4

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	354.0	286.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$444.9	$381.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
FROM OPERATIONS
Investment income, net	$90.9	$94.7
Net realized loss on investments	(0.4)	(8.9)
Net change in unrealized appreciation on investments and mortgage loans payable	354.4	295.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	444.9	381.2

FROM PARTICIPANT TRANSACTIONS
Premiums	499.6	819.6
Annuity payments	(7.9)	(4.8)
Withdrawals and death benefits	(244.6)	(218.1)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	247.1	596.7

NET INCREASE IN NET ASSETS	692.0	977.9
NET ASSETS
Beginning of period	13,527.2	10,803.1

End of period	$14,219.2	$11,781.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$444.9	$381.2
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	0.4	8.9
Net change in unrealized appreciation on investments and mortgage loans payable	(354.4)	(295.4)
Purchase of real estate properties	(96.1)	(40.6)
Capital improvements on real estate properties	(54.3)	(41.6)
Proceeds from sale of real estate properties	46.2	39.0
Purchases of long term investments	(199.5)	(124.1)
Proceeds from sale of long term investments	57.6	7.7
Increase in other investments	(173.7)	(514.9)
Change in due from investment advisor	(5.2)	(8.2)
Decrease (increase) in other assets	14.6	(2.1)
Decrease in other liabilities	(20.3)	(3.9)

NET CASH USED IN OPERATING ACTIVITIES	(339.8)	(594.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	90.0	—
Principal payments of mortgage loans payable	(2.6)	(2.6)
Premiums	499.6	819.6
Annuity payments	(7.9)	(4.8)
Withdrawals and death benefits	(244.6)	(218.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	334.5	594.1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5.3)	0.1
CASH AND CASH EQUIVALENTS
Beginning of period	17.5	12.9

End of period	$12.2	$13.0

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$28.9	$26.5

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

Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Further, in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, and the return demands of the market. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal contractual interest rates and financing costs at the time mortgages payable are entered into by the Account.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2011) and has concluded no provisions for federal income tax are required as of March 31, 2012.

Restricted Cash: The Account held $43.7 million and $44.0 million as of March 31, 2012 and December 31, 2011, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 9—Financial Highlights.

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, as of March 31, 2012, the TIAA General Account owned 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through June 2009, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has not purchased additional liquidity units since June 2009.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2012, TIAA owned approximately 8.7% of the outstanding accumulation units of the Account.

The independent fiduciary currently intends to cause systematic redemptions of the liquidity units as follows. The independent fiduciary intends to cause a redemption of approximately one-quarter of the liquidity units held by TIAA on a daily basis throughout the third month of each fiscal quarter, beginning June 1, 2012, so long as (i) the Account holds and is projected to hold at least 17% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account and (ii) recent historical net participant flows have been positive over the 20 business days prior to such redemption. In addition, at any time the Account holds cash, cash equivalents and publicly traded, liquid non real estate related securities in excess of 25% of its net assets, the independent fiduciary will cause redemption of liquidity units in an amount sufficient to reduce such level to 25% of net assets. As of March 31, 2012 the Account was not required to redeem any liquidity units.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 9—Financial Highlights for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.8%	15.8%	9.5%	0.3%	2.2%	49.6%
Apartment	6.6%	5.4%	4.9%	—	—	16.9%
Industrial	1.3%	6.8%	4.5%	1.2%	—	13.8%
Retail	3.9%	2.8%	7.8%	0.2%	1.8%	16.5%
Other(3)	2.9%	0.2%	0.1%	—	—	3.2%

Total	36.5%	31.0%	26.8%	1.7%	4.0%	100.0%

(1)	Wholly-owned properties are represented at their fair value, gross of any debt, while joint venture investments are represented at their net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the "East" region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the "West" region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the "South" region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the "Midwest" region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (unaudited) and December 31, 2011, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2012
Real estate properties	$—	$—	$10,140.8	$10,140.8
Real Estate joint ventures	—	—	1,705.4	1,705.4
Limited partnerships	—	—	318.3	318.3
Marketable securities:
Real Estate Related	1,138.7	—	—	1,138.7
Government Agency Notes	—	1,131.0	—	1,131.0
United States Treasury securities	—	1,845.5	—	1,845.5

Total Investments at March 31, 2012	$1,138.7	$2,976.5	$12,164.5	$16,279.7

Mortgage loans payable	$—	$—	$(2,137.3)	$(2,137.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011
Real estate properties	$—	$—	$9,857.6	$9,857.6
Real Estate joint ventures	—	—	1,591.4	1,591.4
Limited partnerships	—	—	307.5	307.5
Marketable securities:
Real Estate Related	927.9	—	—	927.9
Government Agency Notes	—	1,551.6	—	1,551.6
United States Treasury securities	—	1,251.2	—	1,251.2

Total Investments at December 31, 2011	$927.9	$2,802.8	$11,756.5	$15,487.2

Mortgage loans payable	$—	$—	$(2,028.2)	$(2,028.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and March 31, 2011 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	187.2	84.6	7.2	279.0	(21.7)
Purchases(1)	142.2	29.6	4.7	176.5	(90.0)
Sales	(46.2)	—	—	(46.2)	—
Settlements(2)	—	(0.2)	(1.1)	(1.3)	2.6

Ending balance March 31, 2012	$10,140.8	$1,705.4	$318.3	$12,164.5	$(2,137.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	186.2	54.4	8.1	248.7	1.4
Purchases(1)	82.2	8.7	1.2	92.1	—
Sales	(39.0)	—	—	(39.0)	—
Settlements(2)	0.9	0.6	—	1.5	2.6

Ending balance March 31, 2011	$8,345.8	$1,422.5	$279.6	$10,047.9	$(1,856.2)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements used during the three months ended March 31, 2012 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range
Real Estate Properties and Real Estate Joint Ventures
	Office	Income Approach— Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.5% 5.5% - 8.8% 4.5% - 9.5%

	Industrial	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.5% 6.0% - 9.5% 5.0% - 9.0%

	Residential	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.0% - 8.0% 4.5% - 6.5% 4.0% - 5.8%

	Retail	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	4.8% - 10.8% 4.8% - 10.5% 4.5% - 10.3%

Mortgage Loans Payable
	Office and Industrial	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	38.0% - 69.0% 2.1% - 3.0% 38.0% - 69.0% 1.0% - 3.2%

	Residential	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	41.0% - 58.0% 1.8% - 2.3% 41.0% - 58.0% 1.0% - 2.2%

	Retail	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	36.0% - 153.0% 2.2% - 7.0% 36.0% - 153.0% 1.0% - 13.9%

Limited Partnerships		Relative Value	Estimated Net Asset Value (NAV)*	0% - 1.5%

*	See Determination of Investments at Fair Value, Valuation of Real Estate Limited Partnerships within Note 1—Organization of Significant Accounting Policies.

Real Estate Properties and Joint Ventures: The significant unobservable inputs used in the fair value measurement of the Account’s real estate properties and joint ventures are the selection of certain investment rates (Discount Rate, Terminal Capitalization Rate, and Overall Capitalization Rate). Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.

Mortgage Loans Payable: The significant unobservable inputs used in the fair value measurement of the Account’s mortgage loans payable are the loan to value ratios and the selection of certain credit spreads and weighted average cost of capital risk premiums. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.

Limited Partnerships: The significant unobservable inputs used in the fair value measurement of the Account’s limited partnerships is the financial information received by the Account from the limited partnership investments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value, respectively.

During the three months ended March 31, 2012 and 2011 there were no transfers between Levels 1, 2, or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2012	$188.8	$84.7	$7.1	$280.6	$(21.7)

For the three months ended March 31, 2011	$184.1	$54.4	$8.1	$246.6	$1.4

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2012, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $1.7 billion at March 31, 2012 and $1.6 billion at December 31, 2011. The Account’s most significant joint venture investment was the DDR joint venture which represented 2.5% of the Account’s net assets and 2.2% of the Account’s invested assets at March 31, 2012.

The Account’s proportionate share of the fair value of the mortgage loans payable within the joint venture investments was $1.6 billion at March 31, 2012 and December 31, 2011. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.6 billion at March 31, 2012 and December 31, 2011.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate properties, at fair value	$5,060.9	$4,844.3
Other assets	147.0	128.9

Total assets	5,207.9	4,973.2

Liabilities & Equity
Mortgage loans payable, at fair value	$2,258.1	$2,259.1
Other liabilities	99.0	83.6

Total liabilities	2,357.1	2,342.7
Equity	2,850.8	2,630.5

Total liabilities and equity	$5,207.9	$4,973.2

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Revenues and Expenses
Revenues	$114.0	$111.9
Expenses	68.4	68.4

Excess of revenues over expenses	$45.6	$43.5

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At March 31, 2012, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. During 2012, the Account’s investment in MONY/Transwestern Mezz RP II, LLC is anticipated to liquidate. The Account’s ownership interest in limited partnerships was $318.3 million and $307.5 million at March 31, 2012 and December 31, 2011, respectively.

Note 8—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions, unaudited):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		March 31, 2012	December 31, 2011
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$208.5	$203.9	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.2	24.3	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.2	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	111.9	112.3	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	84.0	84.3	November 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.3	40.5	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.4	34.5	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.2	40.4	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	December 1, 2021
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	—	March 1, 2022
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,101.9	$2,008.6
Fair Value Adjustment(4)		35.4	19.6

Total mortgage loans payable		$2,137.3	$2,028.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of March 31, 2012. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $18.1 million.

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

Note 9—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2012	Years Ended December 31,
		2011	2010	2009
	(Unaudited)
Per Accumulation Unit data:
Rental income	$3.985	$17.224	$19.516	$22.649
Real estate property level expenses and taxes	2.115	8.640	9.987	11.193

Real estate income, net	1.870	8.584	9.529	11.456
Other income	0.462	2.143	2.214	2.778

Total income	2.332	10.727	11.743	14.234
Expense charges(1)	0.646	2.390	2.167	2.280

Investment income, net	1.686	8.337	9.576	11.954
Net realized and unrealized gain (loss) on investments and mortgage loans payable	6.388	20.144	16.143	(85.848)

Net (decrease) increase in Accumulation Unit Value	8.074	28.481	25.719	(73.894)
Accumulation Unit Value:
Beginning of period	247.654	219.173	193.454	267.348

End of period	$255.728	$247.654	$219.173	$193.454

Total return	3.26%	12.99%	13.29%	-27.64%
Ratios to Average net Assets(2):
Expenses(1)	0.25%	0.98%	1.09%	1.01%
Investment income, net	0.66%	3.42%	4.84%	5.29%
Portfolio turnover rate(2):
Real estate properties(2,3)	0.38%	3.01%	1.01%	0.75%
Marketable securities(2,4)	5.10%	3.43%	19.18%	0.00%
Accumulation Units outstanding at end of period (in millions):	54.4	53.4	48.1	39.5
Net assets end of period (in millions)	$14,219.2	$13,527.2	$10,803.1	$7,879.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the three months ended March 31, 2012 would be $2.761 ($11.026, $12.154 and $13.473 for the years ended December 31, 2011, 2010 and 2009, respectively), and the Ratio of Expenses to average net assets for the three months ended March 31, 2012 would be 1.07% (4.52%, 6.14% and 5.96%, for the years ended December 31, 2011, 2010 and 2009, respectively).

(2)	Amounts for the three month period ended March 31, 2012 are not annualized.

(3)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period. Amounts for the three months ended March 31, 2012 are not annualized.

(4)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Outstanding:
Beginning of period	53.4	48.1
Credited for premiums	2.0	10.0
Annuity, other periodic payments, withdrawals and death benefits	(1.0)	(4.7)

End of period	54.4	53.4

Note 11—Commitments, Contingencies and Subsequent Events

Commitments—The Account had $22.1 million and $26.1 million of outstanding immediately callable commitments to purchase additional interests in four of its limited partnership investments as of March 31, 2012 and December 31, 2011, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 12—New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), with the intention to converge fair value standards between U.S. GAAP and International Financial Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The Account adopted ASU 2011-04 January 1, 2012. The adoption did not have an impact on the Account’s consolidated statements of assets and liabilities or consolidated statements of operations. See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for additional disclosures as a result of the adoption of ASU 2011-04.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—62.29% and 63.65%

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Arizona:
Camelback Center	Office	$33.0		$34.4
Kierland Apartment Portfolio	Apartments	103.4	(1)	104.2	(1)
Phoenix Apartment Portfolio	Apartments	27.1		27.4
California:
3 Hutton Centre Drive	Office	38.0		37.7
50 Fremont Street	Office	365.2	(1)	332.3	(1)
88 Kearny Street	Office	80.5		81.9
275 Battery Street	Office	210.8		210.5
Centerside I	Office	46.0		40.7
Centre Pointe and Valley View	Industrial	26.6		22.6
Great West Industrial Portfolio	Industrial	104.9		99.0
Larkspur Courts	Apartments	91.4		90.2
Northpark Village Square	Retail	41.1		40.6
Northern CA RA Industrial Portfolio	Industrial	44.6		44.2
Ontario Industrial Portfolio	Industrial	279.0	(1)	273.5	(1)
Pacific Plaza	Office	64.6	(1)	61.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	101.9		99.5
Regents Court	Apartments	67.8	(1)	68.0	(1)
Southern CA RA Industrial Portfolio	Industrial	81.3		78.1
The Forum at Carlsbad	Retail	182.3	(1)	180.5
The Legacy at Westwood	Apartments	94.9	(1)	96.8	(1)
Westcreek	Apartments	32.0		31.6
West Lake North Business Park	Office	44.9		43.6
Westwood Marketplace	Retail	105.0		97.0
Wilshire Rodeo Plaza	Office	164.7	(1)	166.1	(1)
Colorado:
Palomino Park	Apartments	224.5	(1)	214.7	(1)
Connecticut:
Ten & Twenty Westport Road	Office	136.2		130.7
Florida:
701 Brickell Avenue	Office	224.8		219.5
North 40 Office Complex	Office	29.7		29.7
Plantation Grove	Retail	10.0		9.9
Pointe on Tampa Bay	Office	—		47.3
Publix at Weston Commons	Retail	46.9	(1)	46.6	(1)
Quiet Waters at Coquina Lakes	Apartments	26.0		26.5
Seneca Industrial Park	Industrial	71.8		71.3
South Florida Apartment Portfolio	Apartments	74.4		71.6
Suncrest Village Shopping Center	Retail	12.2		12.2
The Fairways of Carolina	Apartments	23.9		24.5
Urban Centre	Office	97.0		97.9
Weston Business Center	Industrial	85.6		85.3
France:
Printemps de L’Homme	Retail	215.7		209.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Georgia:
Atlanta Industrial Portfolio	Industrial	$43.9		$43.7
Glenridge Walk	Apartments	34.7		35.2
Reserve at Sugarloaf	Apartments	45.9	(1)	45.9	(1)
Shawnee Ridge Industrial Portfolio	Industrial	57.5		51.8
Windsor at Lenox Park	Apartments	52.5	(1)	53.2	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	56.7		56.7
Chicago Industrial Portfolio	Industrial	66.5		66.5
Parkview Plaza	Office	39.7		39.4
Maryland:
Broadlands Business Park	Industrial	28.3		27.9
GE Appliance East Coast Distribution Facility	Industrial	36.9		34.3
The Shops at Wisconsin Place	Retail	96.8		—
Massachusetts:
99 High Street	Office	366.6	(1)	326.3	(1)
Needham Corporate Center	Office	21.4		20.4
Northeast RA Industrial Portfolio	Industrial	27.0		27.0
Residence at Rivers Edge	Apartments	83.8		80.9
The Newbry	Office	283.1		293.8
Nevada:
Fernley Distribution Facility	Industrial	7.3		7.0
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18.8		18.7
Marketfair	Retail	69.7		68.1
Plainsboro Plaza	Retail	25.3		25.5
South River Road Industrial	Industrial	46.5		45.9
New York:
425 Park Avenue	Ground Lease	320.0		320.0
780 Third Avenue	Office	341.0		340.2
The Colorado	Apartments	151.0	(1)	150.6	(1)
The Corner	Apartments	217.0	(1)	215.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	32.0		30.9
The Pepper Building	Apartments	53.1		53.6
Tennessee:
Airways Distribution Center	Industrial	18.4		12.2
Summit Distribution Center	Industrial	15.7		15.4
Texas:
Dallas Industrial Portfolio	Industrial	161.2		159.9
Four Oaks Place	Office	486.4		447.5
Houston Apartment Portfolio	Apartments	212.7	(1)	206.7	(1)
Lincoln Centre	Office	226.1	(1)	213.3	(1)
Pinnacle Industrial Portfolio	Industrial	40.9		41.2
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	72.7	(1)	70.6	(1)
The Maroneal	Apartments	43.2		43.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
United Kingdom:
1 & 7 Westferry Circus	Office	$263.2	(1)	$261.6	(1)
Virginia:
8270 Greensboro Drive	Office	33.8		34.2
Ashford Meadows Apartments	Apartments	102.0	(1)	101.3	(1)
The Ellipse at Ballston	Office	80.8		82.9
The Palatine	Apartments	138.0	(1)	135.0	(1)
Washington:
Creeksides at Centerpoint	Office	17.5		17.5
Fourth and Madison	Office	388.4	(1)	385.4	(1)
Millennium Corporate Park	Office	131.4		127.9
Northwest RA Industrial Portfolio	Industrial	23.5		22.4
Rainier Corporate Park	Industrial	78.5		75.4
Regal Logistics Campus	Industrial	62.5		61.4
Washington DC:
1001 Pennsylvania Avenue	Office	657.3	(1)	656.1	(1)
1401 H Street, NW	Office	206.7	(1)	205.9	(1)
1900 K Street, NW	Office	249.0		244.4
Mazza Gallerie	Retail	69.2		69.1

TOTAL REAL ESTATE PROPERTIES (Cost $10,421.2 and $10,358.3)		$10,140.8		$9,857.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.44% and 12.26%
REAL ESTATE JOINT VENTURES—10.48% and 10.27%

Location/Description	Fair Value
	2012		2011
	(Unaudited)
California:
CA—Colorado Center LP
Yahoo Center (50% Account Interest)	$204.3	(2)	$199.8	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	83.5		77.8
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	318.1	(2)	284.3	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	172.3		173.7
West Dade Associates
Miami International Mall (50% Account Interest)	122.1	(2)	109.8	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	56.1		50.9
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account interest)	18.5		—
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	203.6		195.9
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	56.6	(2)	54.7	(2)
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	359.4	(2,3)	338.4	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	63.8	(2,3)	60.6	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	47.1	(2,3)	45.5	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $1,935.2 and $1,895.8)	$1,705.4		$1,591.4

LIMITED PARTNERSHIPS—1.96% and 1.99%
Cobalt Industrial REIT (11.00% Account Interest)	$25.6		$25.7
Colony Realty Partners LP (5.27% Account Interest)	21.1		20.9
Heitman Value Partners Fund (8.43% Account Interest)	17.1		16.7
Lion Gables Apartment Fund (18.46% Account Interest)	231.5		225.4
MONY/Transwestern Mezz RP II (16.67% Account Interest)	2.7		2.8
Transwestern Mezz Realty Partners III, LLC (11.71% Account Interest)	20.3		16.0

TOTAL LIMITED PARTNERSHIPS
(Cost $301.2 and $297.5)	$318.3		$307.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED
PARTNERSHIPS (Cost $2,236.4 and $2,193.3)	$2,023.7		$1,898.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

MARKETABLE SECURITIES—25.27% and 24.09%
REAL ESTATE-RELATED MARKETABLE SECURITIES—6.99% and 5.99%

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
97,662	92,462	Acadia Realty Trust	$2.2	$1.9
27,600	25,960	Agree Realty Corporation	0.6	0.6
4,233	3,783	Alexander’s, Inc.	1.7	1.4
141,747	133,337	Alexandria Real Estate Equities, Inc.	10.4	9.2
90,023	88,603	American Assets Trust Inc	2.1	1.8
168,519	155,209	American Campus Communities, Inc.	7.5	6.5
898,646	—	American Tower Corp	56.6	—
277,943	264,043	Apartment Investment and Management Company	7.3	6.0
154,943	149,993	Ashford Hospitality Trust, Inc.	1.4	1.2
97,065	92,295	Associated Estates Realty Corporation	1.6	1.5
217,120	204,720	Avalonbay Communities, Inc.	30.7	26.7
350,447	307,597	BioMed Realty Trust, Inc.	6.7	5.6
337,084	315,964	Boston Properties, Inc.	35.4	31.5
306,209	294,369	Brandywine Realty Trust	3.5	2.8
171,248	164,258	BRE Properties, Inc.	8.7	8.3
178,302	154,216	Camden Property Trust	11.7	9.6
70,338	66,398	Campus Crest Communities, Inc.	0.8	0.7
168,759	150,899	CapLease, Inc.	0.7	0.6
337,647	320,397	CBL & Associates Properties, Inc.	6.4	5.0
169,065	152,815	Cedar Shopping Centers, Inc.	0.9	0.7
39,517	39,517	Chatham Lodging Trust	0.5	0.4
78,912	74,212	Chesapeake Lodging Trust	1.4	1.1
128,127	116,477	Cogdell Spencer Inc.	0.5	0.5
198,824	188,864	Colonial Properties Trust	4.3	3.9
51,883	48,303	CoreSite Realty Corporation	1.2	0.9
164,743	157,193	Corporate Office Properties Trust	3.8	3.3
237,666	239,606	Cousins Properties Incorporated	1.8	1.5
279,600	256,060	Cubesmart	3.3	2.7
558,910	533,880	DCT Industrial Trust Inc.	3.3	2.7
629,768	597,828	Developers Diversified Realty Corporation	9.2	7.3
380,907	367,697	DiamondRock Hospitality Company	3.9	3.5
239,172	228,152	Digital Realty Trust, Inc.	17.7	15.2
238,244	205,213	Douglas Emmett, Inc.	5.4	3.7
572,816	542,036	Duke Realty Corporation	8.2	6.5
142,216	134,746	DuPont Fabros Technology, Inc.	3.5	3.3
61,539	59,989	EastGroup Properties, Inc.	3.1	2.6
209,731	158,681	Education Realty Trust, Inc.	2.3	1.6
106,652	103,012	Entertainment Properties Trust	4.9	4.5
93,568	87,088	Equity Lifestyle Properties, Inc.	6.5	5.8
131,686	127,616	Equity One, Inc.	2.7	2.2
665,560	633,670	Equity Residential	41.7	36.1
77,609	72,619	Essex Property Trust, Inc.	11.8	10.2
69,405	65,065	Excel Trust, Inc.	0.8	0.8
213,722	207,842	Extra Space Storage Inc.	6.2	5.0
145,696	137,296	Federal Realty Investment Trust	14.1	12.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
300,635	271,895	FelCor Lodging Trust Incorporated	1.1	0.8
197,563	191,213	First Industrial Realty Trust, Inc.	2.4	2.0
121,111	110,661	First Potomac Realty Trust	1.5	1.4
190,039	181,429	Franklin Street Properties Corp.	2.0	1.8
1,069,540	1,012,300	General Growth Properties, Inc.	18.2	15.2
62,058	56,458	Getty Realty Corp.	1.0	0.8
22,340	20,610	Gladstone Commercial Corporation	0.4	0.4
245,132	220,762	Glimcher Realty Trust	2.5	2.0
80,937	78,067	Government Properties Income Trust	2.0	1.8
926,466	874,526	HCP, Inc.	36.6	36.2
482,474	415,456	Health Care REIT, Inc.	26.5	22.7
178,672	160,772	Healthcare Realty Trust Incorporated	3.9	3.0
386,183	372,823	Hersha Hospitality Trust	2.1	1.8
166,259	155,319	Highwoods Properties, Inc.	5.5	4.6
110,940	103,500	Home Properties, Inc.	6.8	6.0
283,000	265,630	Hospitality Properties Trust	7.5	6.1
1,609,336	1,524,796	Host Hotels & Resorts, Inc.	26.4	22.5
192,028	180,198	HRPT Properties Trust	3.6	3.0
57,702	59,902	Hudson Pacific Properties, Inc.	0.9	0.8
213,739	198,739	Inland Real Estate Corporation	1.9	1.5
191,391	176,691	Investors Real Estate Trust	1.5	1.3
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	93.4	85.2
153,243	129,963	Kilroy Realty Corporation	7.1	4.9
924,994	879,374	Kimco Realty Corporation	17.8	14.3
163,943	146,123	Kite Realty Group Trust	0.9	0.7
191,112	181,102	LaSalle Hotel Properties	5.4	4.4
352,045	345,585	Lexington Realty Trust	3.2	2.6
265,410	251,650	Liberty Property Trust	9.5	7.8
69,566	68,836	LTC Properties, Inc.	2.2	2.1
199,553	189,553	Mack-Cali Realty Corporation	5.8	5.1
136,649	114,299	Maguire Properties, Inc.	0.3	0.2
307,677	247,227	Medical Properties Trust, Inc.	2.9	2.4
86,884	81,264	Mid-America Apartment Communities, Inc.	5.8	5.1
40,374	36,864	Mission West Properties, Inc.	0.4	0.3
92,427	81,077	Monmouth Real Estate Investment Corporation	0.9	0.7
63,614	63,644	National Health Investors, Inc.	3.1	2.8
239,920	216,060	National Retail Properties, Inc.	6.5	5.7
236,603	226,273	Omega Healthcare Investors, Inc.	5.0	4.4
40,857	38,237	One Liberty Properties, Inc.	0.7	0.6
58,019	52,329	Parkway Properties, Inc.	0.6	0.5
116,687	113,497	Pebblebrook Hotel Trust	2.6	2.2
133,015	122,245	Pennsylvania Real Estate Investment Trust	2.0	1.3
395,852	379,392	Piedmont Office Realty Trust, Inc.	7.0	6.5
370,797	351,127	Plum Creek Timber Company, Inc.	15.4	12.8
119,283	106,883	Post Properties, Inc.	5.6	4.7
91,958	88,608	Potlatch Corporation	2.9	2.8
1,047,121	990,211	ProLogis	37.7	28.3
41,470	41,980	PS Business Parks, Inc.	2.7	2.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
289,014	275,476	Public Storage, Inc.	39.9	37.0
94,870	87,600	Ramco-Gershenson Properties Trust	1.2	0.9
275,689	261,199	Rayonier Inc.	12.2	11.7
305,453	279,343	Realty Income Corporation	11.8	9.8
105,616	93,946	Retail Opportunity Investment	1.3	1.1
206,458	197,908	Regency Centers Corporation	9.2	7.4
236,090	177,170	RLJ Lodging Trust	4.4	3.0
42,493	—	Rouse Properties Inc	0.6	—
33,066	33,036	Saul Centers, Inc.	1.3	1.2
373,417	330,697	Senior Housing Properties Trust	8.2	7.4
674,986	632,140	Simon Property Group, Inc.	98.3	81.6
194,749	183,739	SL Green Realty Corp.	15.1	12.3
63,879	61,829	Sovran Self Storage, Inc.	3.2	2.6
26,290	20,050	Stag Industrial Inc	0.4	0.2
423,259	385,489	Strategic Hotels & Resorts, Inc.	2.8	2.1
67,588	59,168	Summit Hotel Properties Inc	0.5	0.6
60,576	46,326	Sun Communities, Inc.	2.6	1.7
76,623	60,363	Sun Healthcare Group, Inc.	1.3	0.7
268,726	262,606	Sunstone Hotel Investors, L.L.C.	2.6	2.1
197,304	178,864	Tanger Factory Outlet Centers, Inc.	5.9	5.2
133,019	126,129	Taubman Centers, Inc.	9.7	7.8
18,214	16,174	Terreno Realty Corporation	0.3	0.2
301,022	286,812	The Macerich Company	17.4	14.5
503,011	472,751	UDR, Inc.	13.4	11.9
24,104	21,414	UMH Properties, Inc.	0.3	0.2
30,888	27,258	Universal Health Realty Income Trust	1.2	1.1
54,363	50,503	Urstadt Biddle Properties Inc.	1.1	0.9
651,224	619,340	Ventas, Inc.	37.2	34.1
420,993	396,923	Vornado Realty Trust	35.4	30.5
151,257	145,677	Washington Real Estate Investment Trust	4.5	4.0
277,400	262,970	Weingarten Realty Investors	7.3	5.8
1,221,148	1,164,958	Weyerhaeuser Company	26.8	21.8
2,910	—	Whitestone REIT B	0.0	—
56,457	53,117	Winthrop Realty Trust	0.6	0.7

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $1,013.4 and $895.3)			$1,138.7	$927.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—18.28% and 18.10%
GOVERNMENT AGENCY NOTES—6.95% and 10.02%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	36.9	Fannie Mae Discount Notes	0.051%	1/3/12	$—	$36.9
—	4.5	Fannie Mae Discount Notes	0.030%	1/4/12	—	4.5
—	40.0	Fannie Mae Discount Notes	0.035%	1/25/12	—	40.0
—	41.3	Fannie Mae Discount Notes	0.025%-0.051%	2/8/12	—	41.3
—	18.1	Fannie Mae Discount Notes	0.030%	2/13/12	—	18.1
—	25.3	Fannie Mae Discount Notes	0.015%	3/8/12	—	25.3
12.0	12.0	Fannie Mae Discount Notes	0.061%	5/2/12	12.0	12.0
50.0	50.0	Fannie Mae Discount Notes	0.152%	5/3/12	50.0	50.0
56.2	56.2	Fannie Mae Discount Notes	0.061%-0.066%	5/21/12	56.2	56.2
48.6	48.6	Fannie Mae Discount Notes	0.071%	5/30/12	48.6	48.6
24.2	24.2	Fannie Mae Discount Notes	0.066%	6/6/12	24.2	24.2
30.2	30.2	Fannie Mae Discount Notes	0.137%-0.142%	7/16/12	30.2	30.2
16.3	—	Fannie Mae Discount Notes	0.147%	8/8/12	16.3	—
25.0	—	Fannie Mae Discount Notes	0.107%	10/1/12	25.0	—
—	17.0	Federal Farm Credit Bank Discount Notes	0.010%	1/3/12	—	17.0
—	38.0	Federal Home Loan Bank Discount Notes	0.020%	1/6/12	—	38.0
—	20.0	Federal Home Loan Bank Discount Notes	0.010%-0.154%	1/13/12	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.046%	1/13/12	—	50.0
—	48.0	Federal Home Loan Bank Discount Notes	0.051%	1/18/12	—	48.0
—	25.2	Federal Home Loan Bank Discount Notes	0.015%-0.030%	1/20/12	—	25.2
—	13.3	Federal Home Loan Bank Discount Notes	0.011%	1/27/12	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.035%	2/1/12	—	50.0
—	42.2	Federal Home Loan Bank Discount Notes	0.035%	2/3/12	—	42.2
—	70.1	Federal Home Loan Bank Discount Notes	0.025%-0.030%	2/10/12	—	70.1
—	19.4	Federal Home Loan Bank Discount Notes	0.025%	2/13/12	—	19.4
—	60.0	Federal Home Loan Bank Discount Notes	0.030%-0.071%	2/17/12	—	60.0
—	7.2	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	—	7.2
—	16.1	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	—	16.1
—	34.4	Federal Home Loan Bank Discount Notes	0.025%	3/21/12	—	34.4
—	19.2	Federal Home Loan Bank Discount Notes	0.071%	3/28/12	—	19.2
45.7	45.7	Federal Home Loan Bank Discount Notes	0.091%	4/4/12	45.7	45.7
12.9	—	Federal Home Loan Bank Discount Notes	0.066%	4/18/12	12.9	—
61.5	—	Federal Home Loan Bank Discount Notes	0.086%-0.132%	5/4/12	61.5	—
38.5	21.0	Federal Home Loan Bank Discount Notes	0.076%-0.081%	5/9/12	38.5	21.0
42.3	—	Federal Home Loan Bank Discount Notes	0.101%-0.112%	5/11/12	42.3	—
47.6	47.6	Federal Home Loan Bank Discount Notes	0.056%-0.081%	5/18/12	47.6	47.6
50.0	50.0	Federal Home Loan Bank Discount Notes	0.081%	5/23/12	50.0	50.0
10.0	—	Federal Home Loan Bank Discount Notes	0.091%	5/25/12	10.0	—
34.1	—	Federal Home Loan Bank Discount Notes	0.066%-0.101%	6/6/12	34.1	—
30.0	—	Federal Home Loan Bank Discount Notes	0.081%	6/22/12	30.0	—
9.0	9.0	Federal Home Loan Bank Discount Notes	0.101%	7/11/12	9.0	9.0
—	50.0	Freddie Mac Discount Notes	0.041%	1/9/12	—	50.0
—	37.0	Freddie Mac Discount Notes	0.046%	1/17/12	—	37.0
—	29.5	Freddie Mac Discount Notes	0.035%	1/30/12	—	29.5
—	20.0	Freddie Mac Discount Notes	0.051%	2/14/12	—	20.0
—	42.9	Freddie Mac Discount Notes	0.061%-0.101%	2/21/12	—	42.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	27.3	Freddie Mac Discount Notes	0.020%	3/5/12	—	27.3
—	9.5	Freddie Mac Discount Notes	0.035%	3/9/12	—	9.5
—	17.5	Freddie Mac Discount Notes	0.035%	3/13/12	—	17.5
—	25.5	Freddie Mac Discount Notes	0.081%-0.091%	3/19/12	—	25.5
21.2	21.2	Freddie Mac Discount Notes	0.086%	4/3/12	21.2	21.2
35.2	35.2	Freddie Mac Discount Notes	0.096%	4/9/12	35.2	35.2
21.3	21.3	Freddie Mac Discount Notes	0.094%	4/10/12	21.3	21.3
20.2	20.2	Freddie Mac Discount Notes	0.066%	4/16/12	20.2	20.2
33.0	23.2	Freddie Mac Discount Notes	0.076%-0.091%	5/7/12	33.0	23.2
5.7	5.7	Freddie Mac Discount Notes	0.081%	5/14/12	5.7	5.7
22.8	13.5	Freddie Mac Discount Notes	0.081%	5/29/12	22.8	13.5
39.9	29.6	Freddie Mac Discount Notes	0.071%-0.101%	6/4/12	39.9	29.6
21.5	—	Freddie Mac Discount Notes	0.091%	6/5/12	21.4	—
48.0	11.0	Freddie Mac Discount Notes	0.076%-0.112%	6/11/12	48.0	11.0
20.9	20.9	Freddie Mac Discount Notes	0.071%	6/18/12	20.9	20.8
32.4	—	Freddie Mac Discount Notes	0.071%	6/25/12	32.4	—
10.0	—	Freddie Mac Discount Notes	0.112%	7/10/12	10.0	—
17.0	—	Freddie Mac Discount Notes	0.112%	7/16/12	17.0	—
25.0	—	Freddie Mac Discount Notes	0.122%	8/1/12	25.0	—
26.4	—	Freddie Mac Discount Notes	0.132%	8/6/12	26.3	—
5.9	—	Freddie Mac Discount Notes	0.147%	8/7/12	5.9	—
15.9	—	Freddie Mac Discount Notes	0.142%	8/22/12	15.9	—
34.8	—	Freddie Mac Discount Notes	0.157%	8/27/12	34.8	—
30.0	—	Freddie Mac Discount Notes	0.162%	9/10/12	30.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,130.9 and $1,551.5)					$1,131.0	$1,551.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—11.33% and 8.08%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	19.9	United States Treasury Bills	0.020%	3/1/12	$—	$19.9
—	3.1	United States Treasury Bills	0.030%	3/8/12	—	3.1
—	50.0	United States Treasury Bills	0.037%	3/22/12	—	50.0
—	40.3	United States Treasury Bills	0.020%-0.032%	3/29/12	—	40.3
26.5	—	United States Treasury Bills	0.072%	4/12/12	26.5	—
79.4	60.8	United States Treasury Bills	0.020%-0.100%	4/19/12	79.4	60.8
14.0	—	United States Treasury Bills	0.076%	4/26/12	14.0	—
34.0	20.0	United States Treasury Bills	0.041%-0.042%	5/3/12	34.0	20.0
58.0	50.0	United States Treasury Bills	0.02%-0.053%	5/10/12	58.0	50.0
82.0	82.0	United States Treasury Bills	0.020%-0.035%	5/17/12	82.0	82.0
89.2	23.4	United States Treasury Bills	0.025%-0.084%	5/24/12	89.2	23.4
40.0	40.0	United States Treasury Bills	0.020%	5/31/12	40.0	40.0
45.7	—	United States Treasury Bills	0.030%-0.089%	6/7/12	45.6	—
100.0	—	United States Treasury Bills	0.047%-0.054%	6/14/12	100.0	—
64.3	—	United States Treasury Bills	0.043%-0.097%	6/21/12	64.3	—
81.6	—	United States Treasury Bills	0.0482%-0.104%	6/28/12	81.6	—
45.7	—	United States Treasury Bills	0.072%-0.100%	7/5/12	45.6	—
28.6	—	United States Treasury Bills	0.076%-0.101%	7/12/12	28.6	—
61.0	—	United States Treasury Bills	0.061%-0.101%	7/19/12	61.0	—
50.0	—	United States Treasury Bills	0.069%	7/26/12	50.0	—
49.5	—	United States Treasury Bills	0.112%	8/2/12	49.5	—
50.0	—	United States Treasury Bills	0.122%	8/9/12	50.0	—
74.0	40.0	United States Treasury Bills	0.056%-0.114%	8/23/12	74.0	40.0
5.1	—	United States Treasury Bills	0.133%	9/6/12	5.1	—
80.0	80.0	United States Treasury Bills	0.087%	11/15/12	79.9	79.9
—	50.0	United States Treasury Notes	0.259%	1/15/12	—	50.0
—	11.5	United States Treasury Notes	0.024%	1/31/12	—	11.5
—	20.0	United States Treasury Notes	0.345%	2/15/12	—	20.0
—	30.6	United States Treasury Notes	0.138%	2/29/12	—	30.6
—	15.0	United States Treasury Notes	0.078%	3/15/12	—	15.0
9.9	9.9	United States Treasury Notes	0.020%-0.264%	3/31/12	9.9	10.0
50.0	50.0	United States Treasury Notes	0.095%	4/30/12	50.0	50.2
47.5	47.5	United States Treasury Notes	0.108%	5/15/12	47.6	47.6
19.7	100.0	United States Treasury Notes	0.030%-0.119%	5/31/12	19.6	100.3
68.0	68.0	United States Treasury Notes	0.103%-0.107%	6/15/12	68.2	68.5
80.7	80.7	United States Treasury Notes	0.114%-0.127%	7/31/12	80.9	81.0
47.7	47.7	United States Treasury Notes	0.131%-0.176%	8/15/12	48.0	48.2
46.6	46.6	United States Treasury Notes	0.095%-0.145%	8/31/12	46.6	46.6
50.0	50.0	United States Treasury Notes	0.086%	10/15/12	50.3	50.5
111.5	61.5	United States Treasury Notes	0.132%-0.165%	10/31/12	111.6	61.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
64.3	50.0	United States Treasury Notes	0.149%-0.152%	11/30/12	64.5	50.2
69.5	—	United States Treasury Notes	0.181%-0.188%	12/15/12	69.9	—
20.0	—	United States Treasury Notes	0.209%	12/31/12	20.1	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,845.6 and $1,251.1)	$1,845.5	$1,251.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,976.5 and $2,802.6)	$2,976.5	$2,802.8

TOTAL MARKETABLE SECURITIES (Cost $3,989.9 and $3,697.9)	$4,115.2	$3,730.7

TOTAL INVESTMENTS (Cost $16,647.5 and $16,249.5)	$16,279.7	$15,487.2

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

More detailed discussions of certain of these risk factors are contained in the section of the Form 10-Q entitled “Item 1A. Risk Factors” in the section below and also in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” below that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2012 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

However, from time to time (and most recently between late 2008 and mid 2010), the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate-related liquid investments, particularly during times of significant inflows into the Account and/or when there is a lack of attractive real estate-related investments available in the market.

Liquid Securities. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 15% of the Account’s net assets) in liquid securities of all types, including both publicly-traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs and CMBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).

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

FIRST QUARTER 2012 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings. The Account does not directly invest in single-family residential real estate, nor does it currently invest in residential mortgage-backed securities, although it may invest in such securities in the future.

Economic and Capital Markets Overview and Outlook

The recovery of the U.S. economy continued at a moderate pace during the first quarter of 2012. The Bureau of Economic Analysis’s initial estimate of Gross Domestic Product (“GDP”) in the first quarter of 2012 was a gain of 2.2%, as compared with an increase of 3.0% in the fourth quarter of 2011. The more moderate growth during the first quarter of 2012 came despite an unusually warm and dry winter which economists believe boosted consumer spending. Consumer spending grew at a 2.9% rate, the fastest pace since the fourth quarter of 2010, due in large part to increased spending on automobiles. While some of the growth in consumer spending was probably “borrowed” from the second quarter, the report indicated that the U.S. economy was continuing to expand at a steady pace

Economists remain optimistic about prospects for the U.S. economy in 2012, with many expecting growth to strengthen in the second half of the year. Forecasters are encouraged by factors such as strengthening consumer spending, stronger employment growth, and modest improvement in residential construction and home sales. Yet many express concern that rising gas prices, potential recessions in Eurozone economies, and U.S. budget cuts could individually or collectively weaken growth in the future. In an April 11, 2012 speech at the Money Marketeers of New York University, Federal Reserve Vice Chair Janet Yellen noted the recent encouraging signs of improvement in the labor market but observed “substantial headwinds continue to restrain the recovery.” These include the weak housing market, U.S. fiscal policy, and the sluggish pace of economic growth abroad, which led her to believe “the U.S. economy will continue to recover only gradually and that labor market slack will remain substantial for a number of years to come.” Similarly, the minutes from the March 13, 2012 Federal Open Market Committee (“FOMC”) meeting reported that the FOMC staff revised upward its near-term forecast for GDP growth due to better than expected improvement in labor market conditions, but the staff continued to forecast “GDP growth would pick up only gradually in 2012 and 2013, supported by accommodative monetary policy, easing credit conditions, and improvements in consumer and business sentiment.”

Nonetheless, there is clear evidence the U.S. economy is now in a stronger position than it was one year ago. Most notable is the improvement in labor market conditions. Employment grew by 635,000 in the first quarter of 2012 as compared with 492,000 in the fourth quarter of 2011. While job gains in March 2012 were below expectations, private sector payrolls grew by almost 210,000 per month in the first quarter of 2012 as compared with around 150,000 per month during most of 2011. The unemployment rate remained at around 9% for much of 2011 but began to decline in the Fall of 2011 and has dropped to 8.2% as of March 2012. Similarly, first time claims for unemployment benefits have remained below the recessionary indicator of 400,000 through April. While there is still considerable slack in the labor market, job growth has risen to a level that is sufficient to absorb new entrants to the labor force and begin reducing the numbers of unemployed.

As the U.S. economy transitions from recovery to economic expansion, a host of domestic and global factors have hampered progress. One such domestic factor has been the housing market, which remains troubled; however, its drag on economic activity is weakening. Home sales registered modest gains during the first quarter of 2012 compared with the first quarter of 2011 aided by favorable mortgage interest rates, modest employment growth, and the unusually warm winter. While foreclosures and short sales still account for just over one-third of all sales, non-distress sales have picked up, and prices in parts of the country appear to be stabilizing. Residential construction, which has historically provided a boost to the economy following a recession, has picked up too, though driven in large part by a surge in apartment construction. Residential fixed investment, which has added modestly to GDP growth for four consecutive quarters, is expected to contribute modestly to economic activity in the coming quarters as well.

Corporate America has been slow to increase payrolls but is positioned to ramp up hiring in the future. Corporate profits increased 7.9% in 2011 following a 32% increase in 2010. Net cash flow, a measure of the available cash for investment and hiring, totaled $1.8 trillion in 2011, up 7% from 2010. Economists expect corporations to eventually utilize available cash to grow their businesses through increased hiring and investing in new plants and equipment as confidence about the economic outlook improves.

Available credit, the lack of which was once felt to be hampering the recovery, is also flowing again, albeit mainly to the most credit worthy companies. The nation’s banks have weathered the crisis and are now well capitalized, profitable, and starting to lend in larger quantities. The Federal Reserve’s January 2012 Senior Loan Officer Opinion Survey on Bank Lending Practices reported bank lending standards had changed little in recent months but stronger demand for loans from firms of all sizes and continued easing on pricing terms for loans. Survey respondents also expected improvement in credit quality over the course of 2012.

Political forces, namely partisan negotiations over the federal debt ceiling, helped create market uncertainty which contributed to slower growth during the second half of 2011 and these influences have the potential to cause a similar result in 2012. The upcoming presidential election could dampen business spending, hiring, and investment activity in the second half of the year and into 2013.

Monetary policy has been accommodative and is likely to remain so. In the statement released subsequent to its March 13, 2012 meeting, the FOMC observed the economy had been expanding moderately since January 2012 with a decline in the unemployment rate, and increases in household and business spending. Nonetheless, in order to support a stronger economic recovery, the FOMC announced its intention to maintain a highly accommodative monetary policy by keeping the target range for the federal funds rate at 0 to percent. Economic conditions are expected to warrant keeping the target rate at this level until late-2014. The FOMC will also continue “Operation Twist”, a program of buying mortgage-backed securities in order to put downward pressure on long-term interest rates and thereby make broad financial conditions more supportive of economic growth. When Operation Twist is scheduled to end in June 2012, expectations are further quantitative easing will not be necessary given stronger payroll employment growth, tame inflation, and a rising stock market. Of the economists surveyed as part of the April 1, 2012 Blue Chip Financial Forecasts publication, only 34% expected the Federal Reserve to extend “Operation Twist” beyond June

2012, and only 24% expected the Federal Reserve to announce a new round of mortgage-backed securities purchases prior to year-end 2012.

While domestic factors have to a large degree become of less concern, global forces have moved to the forefront. Geopolitical tensions with Iran have helped push oil prices up to $100 per barrel during the first quarter of 2012 which in turn has pushed gasoline prices close to $4.00 per gallon in most of the country. Prices are expected to rise further in the spring and summer, which are peak driving times, and times when refiners can charge more for required special additives. Economists at Moody’s Analytics estimate each one cent increase in gas prices results in a $75 billion increase in household expenditures on gasoline. This total is equivalent to half a percentage point of GDP. Households may offset a portion of these increased costs by dipping into savings, but increased spending on gasoline will cut into spending on household and other items.

The Eurozone sovereign debt crisis has begun to affect the financial markets once again. The recent intervention and financial support provided by the European Central Bank brought several months of stability to the market but did not fundamentally solve Europe’s problems. As concerns grew in the latter part of the first quarter, interest rates for Spanish and Italian government bonds began to rise as investors fled to safe havens. Early in the second quarter of 2012, Spanish government bond yields briefly rose above the critical 6% mark but subsequently dipped lower. As a new round of negotiations between EU members begins, the willingness of Germany and France to provide additional financial support to the EU will be tested. To date, Germany has demanded further austerity measures be enacted in exchange for its financial support, but economists are concerned that austerity measures prevent troubled countries from generating the growth needed to restore their economies. Europe’s troubles pose potential risks to the global economy as well as the U.S. economy by virtue of the significant financial and trade linkages.

Equity markets moved higher during the first quarter of 2012 as investors were encouraged by evidence of growing strength in the U.S. economy. The Dow Jones Industrial Average added 8% in the first quarter of 2012, while the S&P 500 added 12%, but both shed over 1% early in the second quarter of 2012 as a result of growing Eurozone concerns. The bond market also was affected by Eurozone developments, with the yield on the 10-year Treasury starting the first quarter at 1.90% but rising as high as 2.40% before finishing at 2.00% at the end of the first quarter of 2012. Reflective of investor skittishness, gold prices rose to over $1,750 per ounce before settling at $1,650 per ounce at quarter’s end.

Recent trends in key economic indicators are summarized in the table below. Evidence of the increase in economic activity is demonstrated by the trends in employment growth and GDP growth. Note that growth of private sector payrolls (not shown below) was virtually identical to total employment growth which indicates that job cuts by state and local governments have waned. Federal government employment continued to decline, albeit at a modest pace, as the result of U.S. government debt reduction efforts. Forecasts for 2012 indicate U.S. employment is expected to grow by 2.5 million, or around 850,000 per quarter, which would represent further improvement over 2010 and 2011 totals.

Economic Indicators*

	2011Q1	2011Q2	2011Q3	2011Q4	2012Q1	Actual		Forecast 2012
						2010	2011
Economy(1)
Gross Domestic Product (GDP)	0.4%	1.3%	1.8%	3.0%	2.2%	3.0%	1.7%	2.3%
Employment Growth (Thousands)	576	389	383	492	635	1,027	1,840	2,500
Interest Rates(2)
10 Year Treasury	3.46%	3.21%	2.43%	2.05%	2.04%	3.21%	2.79%	2.30%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, including those summarized in the table below, highlight the improving trends in the U.S. economy. Retail sales grew steadily during the first quarter of 2012, with sales in the first quarter of 2012 up 6.3% compared with the first quarter of 2011. The housing market showed tentative signs of improvement during the first quarter of 2012. Though sales of existing single family homes declined 2.5% in March 2012 compared with February 2012, sales were up 5.9% on a year-over year basis (March 2012 vs. March 2011). Moreover, year-over-year sales have increased for nine consecutive months. Similarly, sales of new single family homes declined 7.1% in March 2012 compared with February, but were up 7.5% compared to March 2011.

Broad Economic Indicators*

	Full Year			January 2012	February 2012	March 2012
	2009	2010	2011
% Change from prior month or year
Inflation (Consumer Price Index)	-0.4%	1.6%	3.2%	0.2%	0.4%	0.3%
Retail Sales (excl. auto, parts & gas)	-2.9%	4.2%	5.8%	1.1%	0.5%	0.7%
Total Existing Home Sales	5.6%	-3.5%	1.7%	5.7%	-0.6%	-2.6%
New Home Sales	-22.9%	-13.9%	-5.3%	-3.5%	7.3%	-7.1%
Single-Family Housing Starts	-28.5%	5.9%	-8.6%	0.8%	-9.0%	-0.2%
Annual or Monthly Average
Unemployment Rate	9.3%	9.6%	9.0%	8.3%	8.3%	8.2%

*	Data subject to revision.

Full Year inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The April 11, 2012 Beige Book, which details economic activity across the Federal Reserve Districts (“Districts”), characterized the pace of growth as having continued at a “modest” or “moderate” rate across most Districts through late March 2012. Reports on consumer spending were positive in almost all Districts, with many citing the unseasonably warm weather as a contributing factor. Manufacturing continued to expand and the near-term outlook was generally positive, although there was some concern over rising oil prices. Multi-family housing construction increased in many Districts, but home prices continued to decline in several. Commercial real estate activity in Districts such as New York and San Francisco was characterized as steady or unchanged since the last report. Some increase in the demand for loans was found across most Districts, with several noting an increase in commercial real estate lending. Labor market activity held steady or modestly increased, and there were reports of some difficulties in filling high-skilled positions. Inflation was noted to be modest, with the exception of rising fuel prices which negatively impacted transportation costs in some Districts. Overall, regional reports confirmed ongoing economic growth.

The general consensus of both public and private economists is economic activity will strengthen steadily over the course of 2012. Stronger growth is expected due to increased consumer and business spending, wider availability of credit, accommodative monetary policy, and a slow recovery of the housing market. Downside risks remain from a variety of domestic and global factors, but barring any exogenous shocks, the economy is expected to maintain its momentum. The consensus of economists surveyed as part of the April 1 Blue Chip Financial Forecast publication was for U.S. GDP to grow at a 2.3% rate during the second quarter of 2012, 2.5% in the third quarter, and 2.7% in the fourth quarter. Similarly, the Blue Chip consensus is for employment to grow by 209,000 per month during 2012. While GDP and employment growth of this magnitude would be moderate compared with other post-recession periods, it would provide support for continued improvement in commercial real estate market conditions during 2012.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the period ended March 31, 2012 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate investment activity was modest but healthy during the first quarter of 2012, as tenants moved cautiously in the new year due to lingering concerns about the global economy and sovereign debt crisis. Similarly, commercial real estate fundamentals improved modestly, though mainly in the apartment market where healthy demand and rent growth occurred in markets across the country. Improvements in office, industrial and retail market conditions were more modest.

Commercial property sales activity started slowly in the first quarter of 2012 but gained momentum as the quarter progressed. According to Real Capital Analytics, sales totaled $50 billion in the first quarter of 2012, up 40% compared with the first quarter of 2011. The office sector was the most active, followed closely by retail and apartment. Investor interest remained concentrated on major markets such as Washington DC, New York, Boston, San Francisco and Los Angeles.

The moderation in economic and sales activity was reflected in Green Street Advisors’ Commercial Property Price Index (“CPPI”). The CPPI, which reflects sales transactions and is weighted by property value, such that the larger properties have a proportionally larger impact on the index, increased 1.0% in the first quarter of 2012 as compared with a 0.8% increase in the fourth quarter of 2011. According to Green Street Advisors, “After a robust two-year rally, property values have since taken a breather and have been drifting upwards at an uneventful inflationary-type pace for the better part of a year. Historically low return hurdles continue to support valuations, but prices have been held in check for now.”

Commercial property returns moderated but remained healthy during the first quarter of 2012. For the four quarter period ending March 31, 2012, NCREIF Property Index (NPI) returns were 13.4%, consisting of a 6.0% income return and a 7.1% capital return. By comparison, returns for the year ended December 31, 2011 were 14.3%. Returns have now been positive across the four major property types for nine consecutive quarters.

Data for the Account’s top five markets in terms of market value as of March 31, 2012 are provided below. These markets represent 42.1% of the Account’s total real estate portfolio. The Account’s top five markets were unchanged compared with the fourth quarter of 2011.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	84.3%	8	13.0%	9.4%
New York-Wayne-White Plains NY-NJ	96.7%	5	8.8%	6.4%
Boston-Quincy MA	87.2%	5	7.6%	5.5%
Los Angeles-Long Beach-Glendale CA	89.5%	8	6.4%	4.7%
San Francisco-San Mateo-Redwood City CA	96.6%	4	6.3%	4.6%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate was 16.0% in the first quarter of 2012, which was unchanged from the fourth quarter of 2011. Despite the increase in employment growth, the improvement in office market conditions stalled as tenants exercised caution given the still uncertain outlook. By comparison, the vacancy rate for the Account’s office portfolio averaged 12.6% as of the first quarter of 2012, the same as in the fourth quarter of 2011. As shown in the table below, the vacancy rate of properties owned by the Account in three of its top five office markets (Boston, Seattle and Houston) remained at or below their respective market averages. The vacancy rate of the Account’s properties in its top market, Washington DC, averaged 19.2% as the result of losing a large tenant. While the Washington DC market remains competitive as a result of concerns regarding the impact of federal government budget cuts, a new lease has been signed for approximately one-third of the space and discussions are underway with a second tenant for another third of the space. The vacancy rate of the Account’s properties is San Francisco is similarly above average, but is set to improve upon the arrival of a large tenant that will be taking occupancy later this year.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q1	2011Q4	2012Q1	2011Q4

Office	National			12.6%	12.6%	16.0%	16.0%

1	Washington-Arlington- Alexandria DC-VA-MD-WV	$1,227.5	7.5%	19.2%	19.6%	14.5%	13.4%
2	Boston-Quincy MA	$874.7	5.4%	13.0%	10.2%	13.0%	12.9%
3	San Francisco-San Mateo-Redwood City CA	$656.5	4.0%	12.3%	12.8%	10.4%	10.7%
4	Seattle-Bellevue-Everett WA	$537.3	3.3%	9.9%	8.7%	14.6%	15.2%
5	Houston-Bay Town-Sugar Land TX	$486.4	3.0%	1.7%	3.3%	14.5%	15.1%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results for the first quarter of 2012 are largely consistent with conditions at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the first quarter of 2012, the financial sector added 25,000 jobs after a gain of 21,000 jobs in the fourth quarter of 2011. While the gains are modest, the financial sector is growing again after shedding 650,000 jobs over the 2007-2010 periods; however, banks and financial firms are still looking to lower occupancy costs through more efficient space usage. The professional and business services sector continued to expand in the first quarter of 2012, adding 196,000 jobs in the quarter, following a gain of 152,000 in the fourth quarter of 2011. Prospects for further improvement in office market conditions bode well given recent office employment growth.

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

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. After eleven consecutive quarters of GDP growth, a 5.4% increase in industrial production during the first quarter of 2012, and a rebound of global trade flows, U.S. industrial market conditions continued to improve and particularly in coastal markets where global trade activity is centered. During the first quarter of 2012, the national industrial availability rate declined for the seventh consecutive quarter to 13.4% as compared to 13.6% in the fourth quarter of 2011. By comparison, the vacancy rate for the Account’s industrial property portfolio was well below the national average at 5.9%, down from 6.6% as of the fourth quarter of 2011. The vacancy rate of the Account’s properties in each of its top five industrial markets remained well below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q1	2011Q4	2012Q1	2011Q4

Industrial	National			5.9%	6.6%	13.4%	13.6%

1	Riverside-San Bernardino-Ontario CA	$485.8	3.0%	4.3%	2.9%	12.3%	12.1%
2	Dallas-Plano-Irving TX	$202.2	1.2%	2.8%	1.3%	14.0%	14.7%
3	Seattle-Bellevue-Everett WA	$164.6	1.0%	8.5%	6.5%	10.9%	12.0%
4	Fort Lauderdale-Pompano Beach-Deerfield Beach FL	$157.4	1.0%	3.9%	3.9%	14.3%	14.1%
5	Chicago-Naperville-Joliet IL	$123.2	0.8%	3.7%	3.7%	15.1%	14.9%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment market conditions tightened further during the first quarter of 2012. The national vacancy rate declined to an average of 5.1% in the first quarter of 2012 as compared to 6.0% in the first quarter of 2011. (Year-over-year comparisons are necessary to account for seasonal leasing patterns.) The improvement was broad-based, as vacancy rates declined in 58 of the 63 markets tracked by CBRE-EA. Effective rents, which include concessions like free rent, increased in virtually all markets. Consistent with conditions at the national level, the vacancy rate of the Account’s multi-family portfolio remained low at an average of 3.5% in the first quarter of 2012. As shown in the table below, the average vacancy rate for the Account’s properties in four of its top five apartment markets remained below their respective market averages. The vacancy rate of the Account’s property in Denver was slightly above the market average due to a seasonal uptick in vacancy at the property.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q1	2011Q4	2012Q1	2011Q4

Apartment	National			3.5%	3.5%	5.1%	5.6%

1	New York-Wayne-White Plains NY-NJ	$368.0	2.3%	2.2%	1.8%	5.1%	5.2%
2	Houston-Bay Town-Sugar Land TX	$255.9	1.6%	3.9%	4.1%	7.7%	8.2%
3	Washington-Arlington-Alexandria DC-VA-MD-WV	$240.1	1.5%	1.7%	5.0%	4.1%	4.1%
4	Denver-Aurora CO	$224.5	1.4%	6.4%	3.2%	4.8%	4.5%
5	Atlanta-Sandy Springs-Marietta GA	$133.1	0.8%	3.0%	2.7%	9.1%	8.5%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions remained soft despite recent increases in consumer spending. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 2.0% in the first quarter of 2012 as compared with the fourth quarter of 2011, and 6.3% compared with the first quarter of 2011. Nonetheless, availability rates in neighborhood and community centers averaged 13.1% in the first quarter of 2012, unchanged from the fourth quarter of 2011, as retailers remained cautious about opening new stores. The vacancy rate for the Account’s retail portfolio increased to 9.1% during the first quarter of 2012 as compared with 8.1% in the fourth quarter of 2011. The vacancy rate of the Account’s retail portfolio is well below-average, and the portfolio vacancy rate has remained low for four consecutive quarters. While retail market conditions remain weak, there are signs of improvement given recent employment growth and the growth in consumer spending. For example, top tier malls and lifestyle centers are reporting solid sales growth as more affluent consumers are spending again. Fundamentals for community and neighborhood centers are weaker but improving as net absorption, a fundamental indicator of space demand, has increased nationally in each of the last three quarters. Similarly, strip center REITs have reported stronger leasing and higher occupancies in recent quarters.

Outlook

Continued growth in the U.S. economy provided a solid backdrop for commercial real estate markets in the first quarter of 2012. However, gains in employment did not translate into comparable improvement in market conditions because of the typical lag between when new employees are hired and additional space is leased. Gains in occupancy have also been tempered by companies’ desire to keep their occupancy costs low. Similarly, investors remained active but were highly selective, with aggressive pricing for top tier properties and lesser interest in secondary markets, properties and locations. Reflective of this more cautious approach by tenants and investors, commercial property returns moderated during the first quarter of 2012 but remained healthy. The tentative approach of tenants and investors is likely to persist into 2012 given macroeconomic conditions and the healthy increase in property values over the past two years. Concerns about the impact of federal budget cuts and potential repercussions from the European debt crisis will also give pause as companies wait for a clearer picture of their business prospects before making long-term space decisions. Leasing and investment activity may also slow leading up to and for a time after the Presidential election. Nonetheless, there will be activity in the market due to leases expirations and companies’ desire to upgrade their facilities. If economic conditions are generally in-line with economists’ expectations, real estate market conditions are likely to remain favorable. Historically, moderate employment growth coupled with minimal construction has provided a supportive backdrop for the commercial real estate sector.

Management continued to implement its strategy to rebalance the property portfolio’s geographic and property sector concentrations. During the first quarter of 2012, the Account acquired a premier lifestyle shopping center in a major East Coast market, while one of its joint venture investments sold a large community shopping center in the Southeast. Management also continued its efforts to maintain the Account’s income returns through aggressive property management and leasing in combination with expense management. Management believes that results for the first quarter of 2012 further demonstrate the significant improvements that have occurred as a result of the execution of its strategy. As of the first quarter of 2012, the Account’s holdings were 91.6% leased as compared with 91.2% as of the fourth quarter of 2011. During the first quarter of 2012, the Account’s real estate assets generated a 1.37% income return and a 2.44% capital return. As shown in the graph below, returns for the first quarter of 2012 represent the eighth consecutive quarter of positive income and capital returns.

Participant inflows continued at a relatively steady pace during the first quarter of 2012, with the Account holding a sizeable cash position as of the end of the quarter. Management intends to manage the Account’s cash position in a manner that maximizes the performance of the Account in accordance with its investment objective and strategy while maintaining adequate liquidity reserves. Potential acquisitions will be evaluated in the context of overall Account objectives, with an emphasis on retail, multi-family, and industrial properties in order to further reduce the Account’s exposure to the office sector. Management believes repositioning activities, which started in 2010 and continued through the first quarter of 2012, have placed the Account in a position to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Investment activities throughout 2012 will seek to further refine the Account’s geographic and property type mix in accordance with the Account’s overall objectives. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-case returns. Emphasis will continue to be given to institutional quality properties that have strong occupancy history and favorable tenant rollover schedules.

Investments as of March 31, 2012

As of March 31, 2012, the Account had total net assets of $14.2 billion, a 5.1% increase from December 31, 2011, and a 20.7% increase from March 31, 2011. The increase in the Account’s net assets from December 31, 2011 to March 31, 2012 was primarily driven by net participant inflows into the Account coupled with the appreciation in value of the Account’s investments.

As of March 31, 2012, the Account owned a total of 102 real estate property investments (90 of which were wholly owned, 12 of which were held in joint ventures). The real estate portfolio included 32 office property investments (four of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 23 apartment property investments, 19 retail property investments (including five held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 102 real estate property investments, 36 are subject to debt (including seven joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2012 was $2.1 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2012 was $3.7 billion, which represented a loan to value ratio of 20.2%. The Account currently has no Account-level debt.

Management believes the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.5% of total real estate investments and 4.0% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management from time to time will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2012.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.8%	15.8%	9.5%	0.3%	2.2%	49.6%
Apartment	6.6%	5.4%	4.9%	—	—	16.9%
Industrial	1.3%	6.8%	4.5%	1.2%	—	13.8%
Retail	3.9%	2.8%	7.8%	0.2%	1.8%	16.5%
Other(3)	2.9%	0.2%	0.1%	—	—	3.2%

Total	36.5%	31.0%	26.8%	1.7%	4.0%	100.0%

(1)	Wholly-owned properties are represented at their fair value, gross of any debt, while joint venture investments are represented at their net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	657.3	(b)	5.55	4.04
Four Oaks Place	Houston	TX	Office	486.4		4.11	2.99
Fourth and Madison	Seattle	WA	Office	388.4	(c)	3.28	2.39
99 High Street	Boston	MA	Office	366.6	(d)	3.09	2.25
50 Fremont	San Francisco	CA	Office	365.2	(e)	3.08	2.24
DDR Joint Venture	Various	USA	Retail	359.4	(f)	3.03	2.21
780 Third Avenue	New York City	NY	Office	341.0		2.88	2.09
425 Park Avenue	New York	NY	Land	320.0		2.70	1.97
The Florida Mall	Orlando	FL	Retail	318.1	(g)	2.69	1.95
The Newbry	Boston	MA	Office	283.1		2.39	1.74

(a)

Value as reported in the March, 31, 2012 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $447.3M.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $243.4M.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $181.6M.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $230.2M.

(f)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation ("DDR"), and consists of 40 retail properties located in 13 states and is presented net of debt with a fair value of $965.6 million.

(g)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P., and is presented net of debt with a fair value of $192.3 million.

At March 31, 2012, the Account held 72.8% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 7.0% of total investments, U.S. Treasury securities representing 11.3% of total investments, real estate-related equity securities representing 6.9% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Performance

The Account’s total return was 3.3% for the quarter ended March 31, 2012 as compared to 3.4% for the quarter ended March 31, 2011. The Account’s performance thus far during 2012 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of a continuation of the improving market conditions experienced throughout 2011.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended March 31, 2012 were 12.8%, 1.4%, -2.1%, and 4.2%, respectively. As of March 31, 2012, the Account’s annualized total return since inception was 5.8%.

Net Investment Income

The table below shows the results of operations for the quarters ended March 31, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$214.8	$210.1	$4.7	2.2%

Real estate property level expenses and taxes:
Operating expenses	56.0	57.8	(1.8)	-3.1%
Real estate taxes	29.1	27.2	1.9	7.0%
Interest expense	28.9	26.4	2.5	9.5%

Total real estate property level expenses and taxes	114.0	111.4	2.6	2.3%

Real estate income, net	100.8	98.7	2.1	2.1%
Income from real estate joint ventures and limited partnerships	17.0	21.1	(4.1)	-19.4%
Interest	0.5	1.1	(0.6)	-54.5%
Dividends	7.4	2.4	5.0	NM

TOTAL INVESTMENT INCOME	125.7	123.3	2.4	1.9%

Expenses:
Investment advisory charges	15.1	14.2	0.9	6.3%
Administrative charges	7.5	6.9	0.6	8.7%
Distribution charges	3.3	1.9	1.4	73.7%
Mortality and expense risk charges	1.7	1.4	0.3	21.4%
Liquidity guarantee charges	7.2	4.2	3.0	71.4%

TOTAL EXPENSES	34.8	28.6	6.2	21.7%

INVESTMENT INCOME, NET	$90.9	$94.7	$(3.8)	-4.0%

N/M	– Not meaningful

Rental Income:

The $4.7 million or 2.2% increase in real estate rental income for the quarter as compared to the comparable period of 2011 was a direct result of real estate investment acquisitions subsequent to the first quarter of 2011 and during the first quarter of 2012.

Operating Expenses:

Operating expenses decreased by $1.8 million or 3.1% for the quarter as compared to the comparable period of 2011. The decrease was primarily related to decreased general operating and maintenance expenses for the real estate investments. Decreases from real estate investment dispositions were offset by increases from real estate investment acquisitions.

Real Estate Taxes:

Real estate taxes increased $1.9 million or 7.0% for the quarter as compared to the comparable period of 2011. The increase relates to favorable real estate tax experience during the first quarter of 2011 as a result of lower tax assessments experienced during 2010.

Interest Expense:

Interest expense increased $2.5 million, or 9.5% for the quarter as compared to the comparable period of 2011. The increase was a direct result of new financings throughout 2011 subsequent to the first quarter of 2011, specifically the financings of the Corner and the Palatine during 2011, and the financing of The Forum at Carlsbad during the first quarter of 2012.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $4.1 million or 19.4% during the quarter as compared to the comparable period of 2011. The decrease was attributable to decreased distributions from the joint ventures and limited partnerships as a result of various joint venture and limited partnership investments retaining cash for purposes of capital and operating expenditures.

Interest and Dividend Income:

Interest and dividend income increased $4.4 million during the quarter as compared to the comparable period of 2011. The increase in dividend income was directly attributed to the Account’s increased investment in real estate related securities held of $1.1 billion as compared to $635.2 million for the comparable quarter of 2011.

Expenses:

The Account’s expenses increased $6.2 million or 21.7% for the quarter as compared to the comparable period of 2011. The increase in the Account’s expenses was primarily due to the $2.4 billion or 20.7% increase in the Account’s net assets from March 31, 2011. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. A portion of these costs are fixed, but generally correspond to the level of assets under management. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for each respective period, investment advisory expenses decreased 8 basis points during the quarter when compared to the comparable period of 2011. Administrative expenses decreased 3 basis points but was directly offset by a 3 basis point increase in distribution expenses. The overall decrease of 8 basis points in expenses during the quarter as compared to the comparable period of 2011 was primarily due to fixed costs having risen at a slower pace than the Account’s net assets. Mortality and expense risk charges increased as a result of higher net assets; however, the overall basis point charge to the Account has remained at 5 basis points of net assets. The increase in the liquidity guarantee charge was associated with the 6 basis point increase effective May 1, 2011. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended March 31, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(5.2)	$(9.3)	$4.1	-44.1%
Real estate joint ventures and limited partnerships	(3.2)	(1.5)	(1.7)	113.3%
Marketable securities	8.0	1.9	6.1	NM

Total realized loss on investments:	(0.4)	(8.9)	8.5	-95.5%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	192.4	195.5	(3.1)	-1.6%
Real estate joint ventures and limited partnerships	95.0	64.0	31.0	48.4%
Marketable securities	93.8	34.5	59.3	171.9%
Mortgage loans payable	(26.8)	1.4	(28.2)	NM

Net change in unrealized appreciation on investments and mortgage loans payable	354.4	295.4	59.0	20.0%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$354.0	$286.5	$67.5	23.6%

N/M	– Not meaningful

Real Estate Properties:

During the quarter the Account experienced net realized and unrealized gains on real estate properties of $187.2 million compared to $186.2 million for the comparable period of 2011.

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Net unrealized gains in the Account continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates experienced through 2011 which continued into the first quarter of 2012. Included within net unrealized gains of the Account, are foreign exchange gains of $13.6 million and $24.1 million for each respective quarter related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $91.8 million for the quarter compared to $62.5 million for the comparable period of 2011.

Net realized losses in the Account are primarily due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments underlying the Account’s investments in joint ventures.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates experienced through 2011 and continued into the first quarter of 2012.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $101.8 million during the quarter as compared to $36.4 million for the comparable period of 2011. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At March 31, 2012 the Account’s real estate related marketable securities were $1.1 billion as compared to $635.2 million as of March 31, 2011, an increase of $503.5 million or 79.3%.

Additionally, the Account held $3.0 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $26.8 million for the quarter compared to net unrealized gains of $1.4 million for the comparable period of 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The net unrealized losses during the quarter as compared to the net unrealized gains for the comparable period of 2011 was due to decreased credit spreads as a result of decreased loan to value ratios on the Account’s real estate property investments coupled with decreased Treasury rates. Included in the net unrealized losses and gains of the Account’s mortgage loans payable was $5.9 million and $5.0 million of unrealized losses in each respective quarter related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $3.0 billion and $2.8 billion, respectively (21.0 % and 20.8% of the Account’s net assets at such dates, respectively). When compared to December 31, 2011, the Account’s non-real estate-related liquid assets have increased by $0.2 million. This increase is primarily the result of net participant inflows into the Account offset by real estate related investment acquisitions.

Participant Flows: First Quarter 2012 Compared to First Quarter 2011

During the first quarter of 2012, the Account received $499.6 million in premiums, which included $301.4 million of participant transfers into the Account. The Account had outflows of $252.5 million in annuity payments, withdrawals and death benefits, which included $129.7 million of participant transfers out of the Account. During the first quarter of 2011, the Account received $819.6 million in premiums, which included $620.9 million of participant transfers into the Account. Additionally, the Account had outflows of $222.9 million from annuity payments, withdrawals and death benefits, which included $122.1 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective in the substantial majority of jurisdictions on March 31, 2011, as discussed in more detail in the paragraph below.

Effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement) individual participants are limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions. Management believes that, compared to periods prior to the transfer limitation being in effect, participant transfer inflow activity will continue to be tempered. As of the date of this Form 10-Q, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her contract or endorsement form.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and mid-2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA general account purchased $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 2008 and June 2009. Subsequent to June 2009, the TIAA general account did not purchase any additional liquidity units. As disclosed under “Establishing and Managing the Account–the Role of TIAA–Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of March 31, 2012, TIAA owned approximately 8.7% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants. The independent fiduciary has indicated to management that, as of the date of this prospectus, it intends to initiate systematic redemptions of the liquidity units held by the TIAA General Account at such times as it deems appropriate. The independent fiduciary currently intends to cause a redemption of approximately one-quarter of the liquidity units held by TIAA on a daily basis throughout the third month of each calendar quarter, beginning June 1, 2012, so long as (i) the Account holds and is projected to hold at least 17% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account, and (ii) recent historical net participant flows have been positive over the 20 business days prior to such redemption. If these conditions (along with other conditions and factors which the independent fiduciary may apply) are met consistently following June 1, 2012, TIAA would be fully redeemed by the end of March 2013. In addition, at any time the Account holds cash, cash equivalents and publicly traded, liquid non-real estate related securities in excess of 25% of its net assets, the independent fiduciary intends to cause redemption of liquidity units in an amount sufficient to reduce such level to 25% of net assets. As of March 31, 2012, the Account held 21.0% of its net assets in such liquid non-real estate related investments (along with its cash and cash equivalents).

In administering any redemptions (including those intended as described above), the independent fiduciary has indicated to management that it intends to evaluate, among other things (i) projected acquisitions and dispositions of real estate and real estate-related investments, (ii) participant inflow and outflow trends, (iii) the Account’s net income and (iv) obligations to make debt service payments and pay principal balances of mortgages on Account properties. The independent fiduciary is vested with oversight and approval over any redemption of liquidity units owned by TIAA, acting in the best interests of Real Estate Account participants.

As a general matter, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. There is no guarantee that the independent fiduciary will cause redemptions and even if redemptions do commence, management cannot predict the time period over which such redemptions would continue. Further, neither management nor the independent fiduciary can predict when TIAA’s liquidity units may be redeemed in full.

Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $90.9 million for the quarter as compared to $94.7 million for the comparable period of 2011. Total net investment income decreased primarily as a result of a slight increase in income from the Account’s wholly owned real estate investments, interest income, and dividend income, offset by higher Account expenses as a result of higher average net assets over the period.

As of March 31, 2012, cash and cash equivalents, along with real estate-related and non real estate-related marketable securities comprised 29.0% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of March 31, 2012, $911.7 million in principal amount of debt obligations will mature through March 31, 2013, $208.5 million related to debt obligations secured by its wholly owned real estate investments and $703.2 million related to debt obligations secured by the Account’s joint venture investments. An aggregate of $593.9 million in principal amount of debt obligations (which represents the Account’s share) secured by a total of 29 properties in the Account’s DDR joint venture investment matures in June 2012.

As of March 31, 2012, 17 properties within the DDR Joint Venture investment secure $459.0 million in principal amount of debt obligations (which represents the Account’s share) matures June 1, 2012.

As of March 31, 2012, 12 properties within the DDR joint venture investment secure $134.9 million in principal amount of debt obligations (which represents the Account’s share) maturing May 29, 2012. During May 2012, this debt obligation was refinanced with a syndicate of lenders, maturing May 2015.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2012 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2012, the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) was 20.2%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2012. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

The Shops at Wisconsin Place—Chevy Chase, MD

On February 3, 2012, the Account purchased a retail property and a 33.3% interest in a joint venture located in Chevy Chase, Maryland for $114.3 million. The Property is an 118,000 square foot retail center. It is currently 98% leased and is anchored by Whole Foods (owned) and Bloomingdale’s (un-owned). The remaining tenancy is a diversified mix of retailers and restaurants (i.e. Anthropologie, Capital Grille, PF Changs, Eileen Fisher, White House Black Market). The Shops at Wisconsin Place is the retail component of a mixed-use project which includes a 299,200 square foot office building owned by Boston Properties and a 432 unit multifamily high-rise owned by Archstone Smith. The entire project resides on a ground lease. The ground lease and associated fee is held within a joint venture, owned equally (33.3%) by the Account, Archstone Smith and Boston Properties.

Sales

Pointe on Tampa Bay—Tampa, FL

On January 11, 2012, the Account sold an office building located in Tampa, Florida for a net sale price of $46.2 million and realized a loss from sale of $5.1 million, the majority of which had been previously recognized as an unrealized los in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $51.3 million according to the records of the Account.

DDR Joint Venture

On February 23, 2012, a retail property located in Tampa, Florida was sold by the Account’s DDR Joint Venture investment. The Account holds an 85.0% interest in the DDR Joint Venture investment. The Account’s portion of the net sale price was $3.3 million. The Account realized a loss from the sale of $3.3 million, the majority of which had been previously recognized as an unrealized los in the Account’s consolidated statements of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $6.6 million (excluding debt) according to the records of the Account. Concurrent with the sale, the DDR Joint Venture repaid a mortgage loan associated with the sold retail asset. Of the mortgage loan repaid, $3.5 million related to the Account’s interest.

Financings

The Forum at Carlsbad—Carlsbad, CA

On February 29, 2012, the Account entered into a $90.0 million mortgage loan payable on this retail property. The debt matures March 1, 2022 and is interest only through March 1, 2017 at which time both principal and interest payments are due through maturity. The interest rate is fixed at 4.25% over the life of the loan.

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

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership which are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, and the return demands of the market. Interest expense for mortgage loans payable is recorded on the accrual basis taking into account the outstanding principal contractual interest rates and financing costs at the time mortgage payables are entered into by the Account.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), with the intention to converge fair value standards between U.S. GAAP and International Financial Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The Account adopted ASU 2011-04 January 1, 2012. The adoption did not have an impact on the Account’s consolidated financial position or results of operations. See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the consolidated financial statements included herewith for additional disclosures as a result of the adoption of ASU 2011-04.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2012, represented 74.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2012, 25.3% of the Account’s total investments was comprised of marketable securities. As of March 31, 2012, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

Risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS), and non-real estate-related liquid assets, include financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2012. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2011 and can also be found on the following two web sites, http://www.tiaa-cref.org/ public/prospectuses/index.html and http://www.tiaa-cref.org/public/about/governance/corporate/annual-reports/ index.html.

ITEM 6. EXHIBITS

(1)	(A)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.[5]

(3)	(A)	Charter of TIAA.[8]
	(B)	Restated Bylaws of TIAA (as amended).[9]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements1 and Retirement Choice and Retirement Choice Plus Contracts.[3]

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[10]
	(D)	Form of Accumulation Contract[11]
(10)	(A)	Independent Fiduciary Agreement, dated February 22, 2006, by and among TIAA, the Registrant, and Real Estate Research Corporation[4]
	(B)	Amendment to Independent Fiduciary Agreement, dated December 17, 2008, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation[6]
	(C)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.[12]
	(D)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[7]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of May, 2012.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 10, 2012	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

May 10, 2012	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer