Form 10-Q
period 2012-06-30
TIAA REAL ESTATE ACCOUNT
filed 2012-08-09
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-180173

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2012

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,483.0 and $10,358.3)	10,306.2	9,857.6
Real estate joint ventures and limited partnerships (cost: $2,307.0 and $2,193.3)	2,168.0	1,898.9
Marketable securities:
Real estate related (cost: $1,217.3 and $895.3)	1,387.9	927.9
Other (cost: $2,666.7 and $2,802.6)	2,666.7	2,802.8

Total investments (cost: $16,674.0 and $16,249.5)	16,528.8	15,487.2

Cash and cash equivalents	35.5	17.5
Due from investment advisor	—	6.8
Other	250.7	238.4

TOTAL ASSETS	16,815.0	15,749.9

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $2,095.7 and $2,008.6)	2,133.4	2,028.2
Due to investment advisor	5.1	—
Accrued real estate property level expenses	155.8	166.9
Other	27.5	27.6

TOTAL LIABILITIES	2,321.8	2,222.7

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	14,172.4	13,227.2
Annuity Fund	320.8	300.0

TOTAL NET ASSETS	14,493.2	13,527.2

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Notes 10	54.1	53.4

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	262.176	247.654

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INVESTMENT INCOME
Real estate income, net:
Rental income	$216.1	$223.9	$430.9	$434.0

Real estate property level expenses and taxes:
Operating expenses	53.0	54.0	109.0	111.8
Real estate taxes	29.9	27.3	59.0	54.5
Interest expense	29.3	27.4	58.2	53.8

Total real estate property level expenses and taxes	112.2	108.7	226.2	220.1

Real estate income, net	103.9	115.2	204.7	213.9
Income from real estate joint ventures and limited partnerships	16.0	32.0	33.0	53.1
Interest	0.8	1.0	1.3	2.1
Dividends	7.3	4.4	14.7	6.8

TOTAL INVESTMENT INCOME	128.0	152.6	253.7	275.9

Expenses—Note 2:
Investment advisory charges	13.1	12.0	28.2	26.2
Administrative charges	7.2	7.4	14.7	14.3
Distribution charges	3.6	2.1	6.9	4.0
Mortality and expense risk charges	0.7	1.5	2.4	2.9
Liquidity guarantee charges	7.8	5.8	15.0	10.0

TOTAL EXPENSES	32.4	28.8	67.2	57.4

INVESTMENT INCOME, NET	95.6	123.8	186.5	218.5

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	—	(5.2)	(9.3)
Real estate joint ventures and limited partnerships	0.8	(7.0)	(2.4)	(8.5)
Marketable securities	3.4	1.8	11.4	3.7

Net realized gain (loss) on investments	4.2	(5.2)	3.8	(14.1)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	131.5	270.9	323.9	466.4
Real estate joint ventures and limited partnerships	87.5	88.9	182.5	152.9
Marketable securities	42.4	15.9	136.2	50.4
Mortgage loans payable	(1.9)	(1.9)	(28.7)	(0.5)

Net change in unrealized appreciation on investments and mortgage loans payable	259.5	373.8	613.9	669.2

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	263.7	368.6	617.7	655.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$359.3	$492.4	$804.2	$873.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
FROM OPERATIONS
Investment income, net	$95.6	$123.8	$186.5	$218.5
Net realized gain (loss) on investments	4.2	(5.2)	3.8	(14.1)
Net change in unrealized appreciation on investments and mortgage loans payable	259.5	373.8	613.9	669.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	359.3	492.4	804.2	873.6

FROM PARTICIPANT TRANSACTIONS
Premiums	461.7	559.8	961.3	1,379.4
Liquidity units redeemed	(306.1)	—	(306.1)	—
Annuity payments	(4.0)	(7.0)	(11.9)	(11.8)
Withdrawals and death benefits	(236.9)	(202.9)	(481.5)	(421.0)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(85.3)	349.9	161.8	946.6

NET INCREASE IN NET ASSETS	274.0	842.3	966.0	1,820.2
NET ASSETS
Beginning of period	14,219.2	11,781.0	13,527.2	10,803.1

End of period	$14,493.2	$12,623.3	$14,493.2	$12,623.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$804.2	$873.6
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(3.8)	14.1
Net change in unrealized appreciation on investments and mortgage loans payable	(613.9)	(669.2)
Purchase of real estate properties	(96.1)	(840.6)
Capital improvements on real estate properties	(94.9)	(74.4)
Proceeds from sale of real estate properties	46.2	39.0
Purchases of long term investments	(472.4)	(239.4)
Proceeds from sale of long term investments	71.1	17.1
Increase (decrease) in other investments	136.0	(130.7)
Change in due to (from) investment advisor	11.9	(0.2)
Increase in other assets	(12.4)	(31.2)
(Decrease) increase in other liabilities	(4.6)	6.0

NET CASH USED IN OPERATING ACTIVITIES	(228.7)	(1,035.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loans proceeds received	90.0	105.0
Principal payments of mortgage loans payable	(5.1)	(13.1)
Premiums	961.3	1,379.4
Liquidity units redeemed	(306.1)	—
Annuity payments	(11.9)	(11.8)
Withdrawals and death benefits	(481.5)	(421.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	246.7	1,038.5

NET INCREASE IN CASH AND CASH EQUIVALENTS	18.0	2.6
CASH AND CASH EQUIVALENTS
Beginning of period	17.5	12.9

End of period	$35.5	$15.5

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$58.3	$53.9

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these consolidated financial statements. Additionally, the Account invests in real estate-related and non-real estate-related publicly-traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

Basis of Presentation: The accompanying consolidated financial statements include the Account and those subsidiaries wholly owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated. These consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the interim periods presented.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as unrealized gains, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as unrealized gains, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as unrealized gains, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Restricted Cash: The Account held $49.6 million and $44.0 million as of June 30, 2012 and December 31, 2011, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

Due to/from Investment Advisor: Due to/from investment advisor represents amounts that are to be paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

Other Assets and Other Liabilities: Other assets and other liabilities are comprised of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, tenant receivables and prepaid expenses; whereas other liabilities consist of security deposits.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2011) and has concluded no provisions for federal income tax are required as of June 30, 2012.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation the TIAA General Account purchased an aggregate 4.7 million accumulation units (which are generally referred to as “liquidity units”) issued by the Account. Since December 2008 and through June 2009, TIAA paid an aggregate of $1.2 billion to purchase these liquidity units in multiple transactions. TIAA has not purchased additional liquidity units since June 2009.

In accordance with this liquidity guarantee obligations, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants. Management believes that TIAA has the ability to meet its obligations under the liquidity guarantee.

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

In accordance with this intent, the independent fiduciary caused redemption of approximately one-quarter of the liquidity units held by TIAA over the 21 business days in June 2012. An aggregate of $306.1 million in value of liquidity units held by TIAA were redeemed during the month and as of June 29, 2012, TIAA’s remaining liquidity units had a value of approximately $927.3 million. As of June 30, 2012 (after giving effect to such redemptions) TIAA held 3.5 million liquidity units in the Account; which represented 6.5% of the outstanding accumulation units of the Account.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.4%	16.5%	9.3%	0.3%	1.9%	49.4%
Apartment	6.6%	5.4%	5.0%	—	—	17.0%
Industrial	1.4%	6.8%	4.4%	1.2%	—	13.8%
Retail	3.8%	2.7%	8.2%	0.2%	1.6%	16.5%
Other(3)	3.0%	0.2%	0.1%	—	—	3.3%

Total	36.2%	31.6%	27.0%	1.7%	3.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (unaudited) and December 31, 2011, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2012
Real estate properties	$—	$—	$10,306.2	$10,306.2
Real Estate joint ventures	—	—	1,834.1	1,834.1
Limited partnerships	—	—	333.9	333.9
Marketable securities:
Real Estate Related	1,387.9	—	—	1,387.9
Government Agency Notes	—	1,176.0	—	1,176.0
United States Treasury securities	—	1,490.7	—	1,490.7

Total Investments at June 30, 2012	$1,387.9	$2,666.7	$12,474.2	$16,528.8

Mortgage loans payable	$—	$—	$(2,133.4)	$(2,133.4)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011
Real estate properties	$—	$—	$9,857.6	$9,857.6
Real Estate joint ventures	—	—	1,591.4	1,591.4
Limited partnerships	—	—	307.5	307.5
Marketable securities:
Real Estate Related	927.9	—	—	927.9
Government Agency Notes	—	1,551.6	—	1,551.6
United States Treasury securities	—	1,251.2	—	1,251.2

Total Investments at December 31, 2011	$927.9	$2,802.8	$11,756.5	$15,487.2

Mortgage loans payable	$—	$—	$(2,028.2)	$(2,028.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months and six months ended June 30, 2012 and June 30, 2011 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2012
Beginning balance April 1, 2012	$10,140.8	$1,705.4	$318.3	$12,164.5	$(2,137.3)
Total realized and unrealized gains (losses) included in changes in net assets	131.5	77.3	11.0	219.8	1.4
Purchases(1)	33.9	51.4	7.0	92.3	—
Settlements(2)	—	—	(2.4)	(2.4)	2.5

Ending balance June 30, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	318.7	161.9	18.2	498.8	(20.3)
Purchases(1)	176.1	81.0	11.7	268.8	(90.0)
Sales	(46.2)	—	—	(46.2)	—
Settlements(2)	—	(0.2)	(3.5)	(3.7)	5.1

Ending balance June 30, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2011
Beginning balance April 1, 2011	$8,345.8	$1,422.5	$279.6	$10,047.9	$(1,856.2)
Total realized and unrealized gains (losses) included in changes in net assets	270.9	68.3	13.6	352.8	(1.9)
Purchases(1)	836.0	5.0	—	841.0	(105.0)
Settlements(2)	(0.1)	(0.6)	(6.2)	(6.9)	10.5

Ending balance June 30, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	457.1	122.7	21.7	601.5	(0.5)
Purchases(1)	918.2	13.7	1.2	933.1	(105.0)
Sales	(39.0)	—	—	(39.0)	—
Settlements(2)	0.8	—	(6.2)	(5.4)	13.1

Ending balance June 30, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2012 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range
Residential Properties and Joint Ventures
	Office	Income Approach— Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.5% 5.5% - 8.8% 4.5% - 9.5%

	Industrial	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.0% 6.0% - 9.3% 5.0% - 8.8%

	Residential	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.0% - 8.0% 4.5% - 6.5% 3.8% - 5.8%

	Retail	Income Approach—Discounted cash flow Income Approach—Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 11.3% 5.8% - 11.0% 4.5% - 10.8%

Mortgage Loans Payable
	Office and Industrial	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	36.0% - 68.0% 2.2% - 3.0% 36.0% - 68.0% 0.9% - 3.0%

	Residential	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	41.0% - 58.0% 1.6% - 2.1% 41.0% - 58.0% 1.0% - 2.2%

	Retail	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	35.0% - 153.0% 2.0% - 6.7% 35.0% - 153.0% 0.9% - 14.0%

Limited Partnerships		Relative Value	Estimated Net Asset Value (NAV)*	0% - 2.2%

*	See Determination of Investments at Fair Value, Valuation of Real Estate Limited Partnerships within Note 1—Organization of Significant Accounting Policies.

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

Limited Partnerships: The significant unobservable input used in the fair value measurement of the Account’s limited partnerships is the financial information received by the Account from the limited partnership investments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value, respectively.

During the six months ended June 30, 2012 and 2011 there were no transfers between Levels 1, 2, or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2012	$131.5	$77.2	$10.4	$219.1	$1.4

For the six months ended June 30, 2012	$320.3	$161.9	$17.5	$499.7	$(20.3)

For the three months ended June 30, 2011	$270.9	$81.4	$13.6	$365.9	$(1.9)

For the six months ended June 30, 2011	$455.0	$135.8	$21.7	$612.5	$(0.5)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2012, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $1.8 billion at June 30, 2012 and $1.6 billion at December 31, 2011. The Account’s most significant joint venture investment was the DDR TC LLC joint venture (“DDR joint venture”) which represented 2.9% of the Account’s net assets and 2.5% of the Account’s invested assets at June 30, 2012.

The Account’s proportionate share of the fair value of the mortgage loans payable within the joint venture investments was $1.5 billion at June 30, 2012 and $1.6 billion at December 31, 2011. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.5 billion at June 30, 2012 and $1.6 billion at December 31, 2011.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate properties, at fair value	$5,176.3	$4,844.3
Other assets	161.7	128.9

Total assets	$5,338.0	$4,973.2

Liabilities & Equity
Mortgage Notes Payable, at fair value	$2,201.8	$2,259.1
Other liabilities	110.5	83.6

Total liabilities	2,312.3	2,342.7
Equity	3,025.7	2,630.5

Total liabilities and equity	$5,338.0	$4,973.2

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Revenue and Expenses
Revenues	$235.2	$230.1
Expenses	141.5	144.4

Excess of revenues over expenses	$93.7	$85.7

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships that own real estate properties and real estate-related securities and the Account receives distributions from the limited partnerships based on the Account’s ownership interest percentages. At June 30, 2012, the Account held five limited partnership investments and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. During 2012, the Account’s investment in MONY/Transwestern Mezz RP II, LLC is anticipated to liquidate. The Account’s ownership interest in limited partnerships was $333.9 million and $307.5 million at June 30, 2012 and December 31, 2011, respectively.

Note 8—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions, unaudited):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		June 30, 2012	December 31, 2011
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$203.5	$203.9	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.1	24.3	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.1	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	111.5	112.3	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	83.7	84.3	November 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.2	40.5	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.3	34.5	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	40.1	40.4	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	—	March 1, 2022
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,095.7	$2,008.6
Fair Value Adjustment(4)		37.7	19.6

Total mortgage loans payable		$2,133.4	$2,028.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of June 30, 2012. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $21.8 million.

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

	For the Six Months Ended June 30, 2012	Years Ended December 31,
		2011	2010	2009
	(Unaudited)
Per Accumulation Unit data:
Rental income	$8.016	$17.224	$19.516	$22.649
Real estate property level expenses and taxes	4.208	8.640	9.987	11.193

Real estate income, net	3.808	8.584	9.529	11.456
Other income	0.912	2.143	2.214	2.778

Total income	4.720	10.727	11.743	14.234
Expense charges(1)	1.250	2.390	2.167	2.280

Investment income, net	3.470	8.337	9.576	11.954
Net realized and unrealized gain (loss) on investments and mortgage loans payable	11.052	20.144	16.143	(85.848)

Net (decrease) increase in Accumulation Unit Value	14.522	28.481	25.719	(73.894)
Accumulation Unit Value:
Beginning of period	247.654	219.173	193.454	267.348

End of period	$262.176	$247.654	$219.173	$193.454

Total return	5.86%	12.99%	13.29%	-27.64%
Ratios to Average net Assets(2):
Expenses(1)	0.48%	0.98%	1.09%	1.01%
Investment income, net	1.32%	3.42%	4.84%	5.29%
Portfolio turnover rate(2):
Real estate properties(3)	0.36%	3.01%	1.01%	0.75%
Marketable securities(4)	5.21%	3.43%	19.18%	0.00%
Accumulation Units outstanding at end of period (in millions):	54.1	53.4	48.1	39.5
Net assets end of period (in millions)	$14,493.2	$13,527.2	$10,803.1	$7,879.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the six months ended June 30, 2012 would be $5.459 ($11.026, $12.154, and $13.473 for the years ended December 31, 2011, 2010, and 2009, respectively), and the Ratio of Expenses to average net assets for the six months ended June 30, 2012 would be 2.08% (4.52%, 6.14%, and 5.96% for the years ended December 31, 2011, 2010, and 2009, respectively).

(2)	Amounts for the six month period ended June 30, 2012 are not annualized.

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

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Outstanding:
Beginning of period	53.4	48.1
Credited for premiums	3.8	10.0
Liquidity units redeemed (see Note 3)	(1.2)	—
Annuity, other periodic payments, withdrawals and death benefits	(1.9)	(4.7)

End of period	54.1	53.4

Note 11—Commitments and Contingencies

Commitments—The Account had $16.7 million and $26.1 million of outstanding immediately callable commitments to purchase additional interests in four of its limited partnership investments as of June 30, 2012 and December 31, 2011, respectively.

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

Note 13—Subsequent Events

Centerside I—San Diego, CA
On July 3, 2012 the Account sold a thirteen story office property located in San Diego, California for a net sales price of $51.6 million.

Prominence in Buckhead—Atlanta, GA
On August 2, 2012, an office property located in Atlanta, Georgia was sold by the Account’s GA Buckhead LLC joint venture investment, in which the Account holds a 75% ownership interest. The Account’s portion of the net sales price was $74.4 million.

Treat Towers—Walnut Creek, CA
On August 6, 2012, two office properties located in Walnut Creek, California were sold by the Account’s CA Treat Towers LP joint venture investment, in which the Account holds a 75% ownership interest. The Account’s portion of the net sales price was $88.3 million.

Cerritos Industrial Portfolio—Cerritos, CA
On July 17, 2012, the Account purchased a twenty seven building industrial property complex located in Cerritos, California for $83.8 million.

Residence at the Village of Merrick Park—Coral Gables, FL
On August 1, 2012 the Account purchased a 120-unit mid-rise apartment complex (residential component) attached to 39,600 square feet of ground floor retail space and a four level parking deck located in Coral Gables, Florida for $52.4 million. The ground floor retail space and a portion of the parking deck are leased under an eighty eight year master lease agreement.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—62.4% and 63.6%

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Arizona:
Camelback Center	Office	$32.9		$34.4
Kierland Apartment Portfolio	Apartments	107.6	(1)	104.2	(1)
Phoenix Apartment Portfolio	Apartments	28.5		27.4
California:
3 Hutton Centre Drive	Office	37.8		37.7
50 Fremont Street	Office	402.2	(1)	332.3	(1)
88 Kearny Street	Office	96.5		81.9
275 Battery Street	Office	237.5		210.5
Centerside I	Office	51.1		40.7
Centre Pointe and Valley View	Industrial	26.8		22.6
Great West Industrial Portfolio	Industrial	102.7		99.0
Larkspur Courts	Apartments	90.4		90.2
Northpark Village Square	Retail	41.1		40.6
Northern CA RA Industrial Portfolio	Industrial	44.9		44.2
Ontario Industrial Portfolio	Industrial	290.2	(1)	273.5	(1)
Pacific Plaza	Office	67.5	(1)	61.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	103.3		99.5
Regents Court	Apartments	72.2	(1)	68.0	(1)
Southern CA RA Industrial Portfolio	Industrial	80.5		78.1
The Forum at Carlsbad	Retail	184.0	(1)	180.5
The Legacy at Westwood	Apartments	95.8	(1)	96.8	(1)
Westcreek	Apartments	32.0		31.6
West Lake North Business Park	Office	44.2		43.6
Westwood Marketplace	Retail	107.1		97.0
Wilshire Rodeo Plaza	Office	169.0	(1)	166.1	(1)
Colorado:
Palomino Park	Apartments	226.6	(1)	214.7	(1)
Connecticut:
Ten & Twenty Westport Road	Office	136.9		130.7
Florida:
701 Brickell Avenue	Office	225.7		219.5
North 40 Office Complex	Office	27.1		29.7
Plantation Grove	Retail	10.6		9.9
Pointe on Tampa Bay	Office	—		47.3
Publix at Weston Commons	Retail	51.1	(1)	46.6	(1)
Quiet Waters at Coquina Lakes	Apartments	26.0		26.5
Seneca Industrial Park	Industrial	74.3		71.3
South Florida Apartment Portfolio	Apartments	74.9		71.6
Suncrest Village Shopping Center	Retail	11.4		12.2
The Fairways of Carolina	Apartments	24.0		24.5
Urban Centre	Office	98.6		97.9
Weston Business Center	Industrial	85.7		85.3
France:
Printemps de L’Homme	Retail	201.0		209.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Georgia:
Atlanta Industrial Portfolio	Industrial	$43.6		$43.7
Glenridge Walk	Apartments	36.2		35.2
Reserve at Sugarloaf	Apartments	46.1	(1)	45.9	(1)
Shawnee Ridge Industrial Portfolio	Industrial	58.1		51.8
Windsor at Lenox Park	Apartments	55.9	(1)	53.2	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	57.2		56.7
Chicago Industrial Portfolio	Industrial	67.9		66.5
Parkview Plaza	Office	40.3		39.4
Maryland:
Broadlands Business Park	Industrial	33.2		27.9
GE Appliance East Coast Distribution Facility	Industrial	44.9		34.3
The Shops at Wisconsin Place	Retail	97.6		—
Massachusetts:
99 High Street	Office	374.1	(1)	326.3	(1)
Needham Corporate Center	Office	22.2		20.4
Northeast RA Industrial Portfolio	Industrial	27.1		27.0
Residence at Rivers Edge	Apartments	84.3		80.9
The Newbry	Office	286.4		293.8
Nevada:
Fernley Distribution Facility	Industrial	7.2		7.0
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18.5		18.7
Marketfair	Retail	70.0		68.1
Plainsboro Plaza	Retail	25.3		25.5
South River Road Industrial	Industrial	46.8		45.9
New York:
425 Park Avenue	Ground Lease	330.0		320.0
780 Third Avenue	Office	340.2		340.2
The Colorado	Apartments	162.0	(1)	150.6	(1)
The Corner	Apartments	232.0	(1)	215.0
Pennsylvania:
Lincoln Woods	Apartments	30.9		30.9
The Pepper Building	Apartments	52.1		53.6
Tennessee:
Airways Distribution Center	Industrial	20.0		12.2
Summit Distribution Center	Industrial	15.6		15.4
Texas:
Dallas Industrial Portfolio	Industrial	162.5		159.9
Four Oaks Place	Office	479.1		447.5
Houston Apartment Portfolio	Apartments	218.3	(1)	206.7	(1)
Lincoln Centre	Office	226.6	(1)	213.3	(1)
Pinnacle Industrial Portfolio	Industrial	40.5		41.2
South Frisco Village	Retail	29.0	(1)	29.0	(1)
The Caruth	Apartments	75.0	(1)	70.6	(1)
The Maroneal	Apartments	43.8		43.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
United Kingdom:
1 & 7 Westferry Circus	Office	$224.4	(1)	$261.6	(1)
Virginia:
8270 Greensboro Drive	Office	34.1		34.2
Ashford Meadows Apartments	Apartments	100.0	(1)	101.3	(1)
The Ellipse at Ballston	Office	81.2		82.9
The Palatine	Apartments	137.0	(1)	135.0
Washington:
Creeksides at Centerpoint	Office	17.4		17.5
Fourth and Madison	Office	397.2	(1)	385.4	(1)
Millennium Corporate Park	Office	134.4		127.9
Northwest RA Industrial Portfolio	Industrial	24.5		22.4
Rainier Corporate Park	Industrial	80.0		75.4
Regal Logistics Campus	Industrial	64.0		61.4
Washington DC:
1001 Pennsylvania Avenue	Office	663.8	(1)	656.1	(1)
1401 H Street, NW	Office	207.0	(1)	205.9	(1)
1900 K Street, NW	Office	252.0		244.4
Mazza Gallerie	Retail	69.0		69.1

TOTAL REAL ESTATE PROPERTIES (Cost $10,483.0 and $10,358.3)		$10,306.2		$9,857.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—13.1% and 12.3%
REAL ESTATE JOINT VENTURES—11.1% and 10.3%

Location/Description	Fair Value
	2012		2011
	(Unaudited)
California:
CA—Colorado Center LP Yahoo Center (50% Account Interest)	$223.1	(2)	$199.8	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	91.1		77.8
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	326.1	(2)	284.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	177.6		173.7
West Dade Associates Miami International Mall (50% Account Interest)	123.4	(2)	109.8	(2)
Georgia:
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	74.3		50.9
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	14.5		—
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	203.4		195.9
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	58.5	(2)	54.7	(2)
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	420.8	(2,3)	338.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	73.0	(2,3)	60.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	48.3	(2,3)	45.5	(2,3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,000.6 and $1,895.8 )	$1,834.1		$1,591.4

LIMITED PARTNERSHIPS—2.0% and 2.0%
Cobalt Industrial REIT (10.998% Account Interest)	$26.2		$25.7
Colony Realty Partners LP (5.27% Account Interest)	21.1		20.9
Heitman Value Partners Fund (8.43% Account Interest)	17.2		16.7
Lion Gables Apartment Fund (18.46% Account Interest)	240.7		225.4
MONY/Transwestern Mezz RP II (16.67% Account Interest)	2.8		2.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	25.9		16.0

TOTAL LIMITED PARTNERSHIPS (Cost $306.4 and $297.5 )	$333.9		$307.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,307.0 and $2,193.3 )	$2,168.0		$1,898.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

MARKETABLE SECURITIES—24.5% and 24.1%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.4% and 6.0%

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
115,392	92,462	Acadia Realty Trust	$2.7	$1.9
30,210	25,960	Agree Realty Corporation	0.7	0.6
5,503	3,783	Alexander’s, Inc.	2.4	1.4
165,237	133,337	Alexandria Real Estate Equities, Inc.	12.0	9.2
106,343	88,603	American Assets Trust, Inc.	2.6	1.8
199,609	155,209	American Campus Communities, Inc.	9.0	6.5
390,590	—	American Realty Capital Trust	4.3	—
1,059,266	—	American Tower Corp	74.1	—
356,853	264,043	Apartment Investment and Management Company	9.6	6.0
184,243	149,993	Ashford Hospitality Trust, Inc.	1.6	1.2
114,755	92,295	Associated Estates Realty Corporation	1.7	1.5
253,750	204,720	Avalonbay Communities, Inc.	35.9	26.7
417,127	307,597	BioMed Realty Trust, Inc.	7.8	5.6
398,984	315,964	Boston Properties, Inc.	43.2	31.5
387,229	294,369	Brandywine Realty Trust	4.8	2.8
205,328	164,258	BRE Properties, Inc.	10.3	8.3
213,292	154,216	Camden Property Trust	14.4	9.6
83,088	66,398	Campus Crest Communities, Inc.	0.9	0.7
179,289	150,899	CapLease, Inc.	0.7	0.6
398,927	320,397	CBL & Associates Properties, Inc.	7.8	5.0
183,285	152,815	Cedar Shopping Centers, Inc.	0.9	0.7
39,517	39,517	Chatham Lodging Trust	0.6	0.4
87,052	74,212	Chesapeake Lodging Trust	1.5	1.1
—	116,477	Cogdell Spencer, Inc.	—	0.5
236,454	188,864	Colonial Properties Trust	5.2	3.9
56,213	48,303	CoreSite Realty Corporation	1.5	0.9
194,533	157,193	Corporate Office Properties Trust	4.6	3.3
280,656	239,606	Cousins Properties Incorporated	2.2	1.5
332,410	256,060	Cubesmart	3.9	2.7
666,110	533,880	DCT Industrial Trust, Inc.	4.2	2.7
756,248	597,828	Developers Diversified Realty Corporation	11.1	7.3
452,887	367,697	DiamondRock Hospitality Company	4.6	3.5
294,972	228,152	Digital Realty Trust, Inc.	22.1	15.2
283,684	205,213	Douglas Emmett, Inc.	6.6	3.7
711,296	542,036	Duke Realty Corporation	10.4	6.5
169,646	134,746	DuPont Fabros Technology, Inc.	4.8	3.3
75,519	59,989	EastGroup Properties, Inc.	4.0	2.6
249,291	158,681	Education Realty Trust, Inc.	2.8	1.6
125,982	103,012	Entertainment Properties Trust	5.2	4.5
110,578	87,088	Equity Lifestyle Properties, Inc.	7.6	5.8
155,496	127,616	Equity One, Inc.	3.3	2.2
804,170	633,670	Equity Residential	50.1	36.1
94,069	72,619	Essex Property Trust, Inc.	14.5	10.2
90,725	65,065	Excel Trust, Inc.	1.1	0.8
276,192	207,842	Extra Space Storage, Inc.	8.5	5.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
169,146	137,296	Federal Realty Investment Trust	$17.6	$12.5
337,265	271,895	FelCor Lodging Trust Incorporated	1.6	0.8
234,683	191,213	First Industrial Realty Trust, Inc.	3.0	2.0
135,361	110,661	First Potomac Realty Trust	1.6	1.4
224,479	181,429	Franklin Street Properties Corp.	2.4	1.8
1,250,320	1,012,300	General Growth Properties, Inc.	22.6	15.2
67,898	56,458	Getty Realty Corp.	1.3	0.8
27,330	20,610	Gladstone Commercial Corporation	0.5	0.4
377,932	220,762	Glimcher Realty Trust	3.9	2.0
95,607	78,067	Government Properties Income Trust	2.2	1.8
1,122,096	874,526	HCP, Inc.	49.5	36.2
569,959	415,456	Health Care REIT, Inc.	33.2	22.7
211,002	160,772	Healthcare Realty Trust Incorporated	5.0	3.0
530,463	372,823	Hersha Hospitality Trust	2.8	1.8
196,499	155,319	Highwoods Properties, Inc.	6.6	4.6
130,900	103,500	Home Properties, Inc.	7.9	6.0
334,210	265,630	Hospitality Properties Trust	8.3	6.1
1,909,486	1,524,796	Host Hotels & Resorts, Inc.	30.2	22.5
226,788	180,198	HRPT Properties Trust	4.3	3.0
77,772	59,902	Hudson Pacific Properties, Inc.	1.4	0.8
240,209	198,739	Inland Real Estate Corporation	1.9	1.5
227,441	176,691	Investors Real Estate Trust	1.8	1.3
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	96.0	85.2
184,693	129,963	Kilroy Realty Corporation	8.9	4.9
1,086,244	879,374	Kimco Realty Corporation	20.7	14.3
172,013	146,123	Kite Realty Group Trust	0.9	0.7
232,282	181,102	LaSalle Hotel Properties	6.8	4.4
418,325	345,585	Lexington Realty Trust	3.5	2.6
313,610	251,650	Liberty Property Trust	11.6	7.8
82,166	68,836	LTC Properties, Inc.	3.0	2.1
238,103	189,553	Mack-Cali Realty Corporation	6.9	5.1
141,919	114,299	Maguire Properties, Inc.	0.3	0.2
364,437	247,227	Medical Properties Trust, Inc.	3.5	2.4
110,244	81,264	Mid-America Apartment Communities, Inc.	7.5	5.1
50,144	36,864	Mission West Properties, Inc.	0.4	0.3
108,037	81,077	Monmouth Real Estate Investment Corporation	1.3	0.7
75,154	63,644	National Health Investors, Inc.	3.8	2.8
286,800	216,060	National Retail Properties, Inc.	8.1	5.7
279,483	226,273	Omega Healthcare Investors, Inc.	6.3	4.4
40,857	38,237	One Liberty Properties, Inc.	0.8	0.6
59,279	52,329	Parkway Properties, Inc.	0.7	0.5
137,957	113,497	Pebblebrook Hotel Trust	3.2	2.2
149,965	122,245	Pennsylvania Real Estate Investment Trust	2.1	1.3
467,642	379,392	Piedmont Office Realty Trust, Inc.	8.0	6.5
435,447	351,127	Plum Creek Timber Company, Inc.	17.3	12.8
144,503	106,883	Post Properties, Inc.	7.1	4.7
108,638	88,608	Potlatch Corporation	3.5	2.8
1,227,511	990,211	ProLogis	40.8	28.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
49,020	41,980	PS Business Parks, Inc.	$3.3	$2.3
340,034	275,476	Public Storage, Inc.	49.1	37.0
125,060	87,600	Ramco-Gershenson Properties Trust	1.6	0.9
326,739	261,199	Rayonier, Inc.	14.7	11.7
356,223	279,343	Realty Income Corporation	14.9	9.8
134,476	93,946	Retail Opportunity Investment	1.6	1.1
91,220	—	Retail Properties of America	0.9	—
240,558	197,908	Regency Centers Corporation	11.4	7.4
287,690	177,170	RLJ Lodging Trust	5.2	3.0
66,283	—	Rouse Properties, Inc	0.9	—
39,146	33,036	Saul Centers, Inc.	1.7	1.2
19,630	—	Select Income Real Estate Investment Trust	0.5	—
435,367	330,697	Senior Housing Properties Trust	9.7	7.4
808,606	632,140	Simon Property Group, Inc.	125.9	81.6
239,289	183,739	SL Green Realty Corp.	19.2	12.3
78,449	61,829	Sovran Self Storage, Inc.	3.9	2.6
53,380	20,050	Stag Industrial, Inc	0.8	0.2
546,649	385,489	Strategic Hotels & Resorts, Inc.	3.5	2.1
73,888	59,168	Summit Hotel Properties, Inc	0.6	0.6
71,706	46,326	Sun Communities, Inc.	3.2	1.7
99,793	60,363	Sun Healthcare Group, Inc.	1.7	0.7
320,166	262,606	Sunstone Hotel Investors, L.L.C.	3.5	2.1
246,294	178,864	Tanger Factory Outlet Centers, Inc.	7.9	5.2
156,469	126,129	Taubman Centers, Inc.	12.1	7.8
31,764	16,174	Terreno Realty Corporation	0.5	0.2
351,242	286,812	The Macerich Company	20.7	14.5
707,571	472,751	UDR, Inc.	18.3	11.9
31,724	21,414	UMH Properties, Inc.	0.3	0.2
34,258	27,258	Universal Health Realty Income Trust	1.4	1.1
56,293	50,503	Urstadt Biddle Properties, Inc.	1.1	0.9
786,954	619,340	Ventas, Inc.	49.7	34.1
490,803	396,923	Vornado Realty Trust	41.2	30.5
178,527	145,677	Washington Real Estate Investment Trust	5.1	4.0
323,430	262,970	Weingarten Realty Investors	8.5	5.8
1,426,798	1,164,958	Weyerhaeuser Company	31.9	21.8
17,320	—	Whitestone Real Estate Investment Trust B	0.2	—
66,697	53,117	Winthrop Realty Trust	0.8	0.7

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $1,217.3 and $895.3 )			$1,387.9	$927.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.1% and 18.1%
GOVERNMENT AGENCY NOTES—7.1% and 10.0%

Principal		Issuer	Yield (4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	36.9	Fannie Mae Discount Notes	0.051%	1/3/12	$—	$36.9
—	4.5	Fannie Mae Discount Notes	0.030%	1/4/12	—	4.5
—	40.0	Fannie Mae Discount Notes	0.035%	1/25/12	—	40.0
—	41.3	Fannie Mae Discount Notes	0.025%-0.051%	2/8/12	—	41.3
—	18.1	Fannie Mae Discount Notes	0.030%	2/13/12	—	18.1
—	25.3	Fannie Mae Discount Notes	0.015%	3/8/12	—	25.3
—	12.0	Fannie Mae Discount Notes	0.061%	5/2/12	—	12.0
—	50.0	Fannie Mae Discount Notes	0.152%	5/3/12	—	50.0
—	56.2	Fannie Mae Discount Notes	0.061%-0.066%	5/21/12	—	56.2
—	48.6	Fannie Mae Discount Notes	0.071%	5/30/12	—	48.6
—	24.2	Fannie Mae Discount Notes	0.066%	6/6/12	—	24.2
30.2	30.2	Fannie Mae Discount Notes	0.137%-0.142%	7/16/12	30.2	30.2
16.3	—	Fannie Mae Discount Notes	0.147%	8/8/12	16.3	—
31.1	—	Fannie Mae Discount Notes	0.091%	8/13/12	31.1	—
50.0	—	Fannie Mae Discount Notes	0.106%	8/22/12	50.0	—
25.0	—	Fannie Mae Discount Notes	0.107%	10/1/12	25.0	—
12.3	—	Fannie Mae Discount Notes	0.152%	11/21/12	12.3	—
25.0	—	Fannie Mae Discount Notes	0.162%	12/19/12	25.0	—
—	17.0	Federal Farm Credit Bank Discount Notes	0.010%	1/3/12	—	17.0
—	38.0	Federal Home Loan Bank Discount Notes	0.020%	1/6/12	—	38.0
—	20.0	Federal Home Loan Bank Discount Notes	0.010%-0.154%	1/13/12	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.046%	1/13/12	—	50.0
—	48.0	Federal Home Loan Bank Discount Notes	0.051%	1/18/12	—	48.0
—	25.2	Federal Home Loan Bank Discount Notes	0.015%-0.030%	1/20/12	—	25.2
—	13.3	Federal Home Loan Bank Discount Notes	0.011%	1/27/12	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.035%	2/1/12	—	50.0
—	42.2	Federal Home Loan Bank Discount Notes	0.035%	2/3/12	—	42.2
—	70.1	Federal Home Loan Bank Discount Notes	0.025%-0.030%	2/10/12	—	70.1
—	19.4	Federal Home Loan Bank Discount Notes	0.025%	2/13/12	—	19.4
—	60.0	Federal Home Loan Bank Discount Notes	0.030%-0.071%	2/17/12	—	60.0
—	7.2	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	—	7.2
—	16.1	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	—	16.1
—	34.4	Federal Home Loan Bank Discount Notes	0.025%	3/21/12	—	34.4
—	19.2	Federal Home Loan Bank Discount Notes	0.071%	3/28/12	—	19.2
—	45.7	Federal Home Loan Bank Discount Notes	0.091%	4/4/12	—	45.7
—	21.0	Federal Home Loan Bank Discount Notes	0.076%-0.081%	5/9/12	—	21.0
—	47.6	Federal Home Loan Bank Discount Notes	0.056%-0.081%	5/18/12	—	47.6
—	50.0	Federal Home Loan Bank Discount Notes	0.081%	5/23/12	—	50.0
26.2	—	Federal Home Loan Bank Discount Notes	0.106%	7/6/12	26.2	—
9.0	9.0	Federal Home Loan Bank Discount Notes	0.101%	7/11/12	9.0	9.0
30.4	—	Federal Home Loan Bank Discount Notes	0.114%	7/13/12	30.4	—
23.2	—	Federal Home Loan Bank Discount Notes	0.106%-0.112%	7/18/12	23.2	—
39.7	—	Federal Home Loan Bank Discount Notes	0.112%	7/20/12	39.7	—
27.0	—	Federal Home Loan Bank Discount Notes	0.071%	7/25/12	27.0	—
5.6	—	Federal Home Loan Bank Discount Notes	0.112%	7/27/12	5.6	—
100.0	—	Federal Home Loan Bank Discount Notes	0.051%	7/31/12	100.0	—
26.9	—	Federal Home Loan Bank Discount Notes	0.101%-0.122%	8/10/12	26.9	—
45.0	—	Federal Home Loan Bank Discount Notes	0.101%-0.112%	8/17/12	45.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.101%	8/24/12	30.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield (4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
39.1	—	Federal Home Loan Bank Discount Notes	0.101%-0.112%	8/29/12	$39.0	$—
40.0	—	Federal Home Loan Bank Discount Notes	0.104%	9/5/12	40.0	—
8.0	—	Federal Home Loan Bank Discount Notes	0.137%	9/7/12	8.0	—
44.8	—	Federal Home Loan Bank Discount Notes	0.122%	9/14/12	44.8	—
55.3	—	Federal Home Loan Bank Discount Notes	0.127%	9/19/12	55.3	—
15.0	—	Federal Home Loan Bank Discount Notes	0.147%	12/17/12	15.0	—
—	50.0	Freddie Mac Discount Notes	0.041%	1/9/12	—	50.0
—	37.0	Freddie Mac Discount Notes	0.046%	1/17/12	—	37.0
—	29.5	Freddie Mac Discount Notes	0.035%	1/30/12	—	29.5
—	20.0	Freddie Mac Discount Notes	0.051%	2/14/12	—	20.0
—	42.9	Freddie Mac Discount Notes	0.061%-0.101%	2/21/12	—	42.9
—	27.3	Freddie Mac Discount Notes	0.020%	3/5/12	—	27.3
—	9.5	Freddie Mac Discount Notes	0.035%	3/9/12	—	9.5
—	17.5	Freddie Mac Discount Notes	0.035%	3/13/12	—	17.5
—	25.5	Freddie Mac Discount Notes	0.081%-0.091%	3/19/12	—	25.5
—	21.2	Freddie Mac Discount Notes	0.086%	4/3/12	—	21.2
—	35.2	Freddie Mac Discount Notes	0.096%	4/9/12	—	35.2
—	21.3	Freddie Mac Discount Notes	0.094%	4/10/12	—	21.3
—	20.2	Freddie Mac Discount Notes	0.066%	4/16/12	—	20.2
—	23.2	Freddie Mac Discount Notes	0.076%-0.091%	5/7/12	—	23.2
—	5.7	Freddie Mac Discount Notes	0.081%	5/14/12	—	5.7
—	13.5	Freddie Mac Discount Notes	0.081%	5/29/12	—	13.5
—	29.6	Freddie Mac Discount Notes	0.071%-0.101%	6/4/12	—	29.6
—	11.0	Freddie Mac Discount Notes	0.076%-0.112%	6/11/12	—	11.0
—	20.9	Freddie Mac Discount Notes	0.071%	6/18/12	—	20.8
26.0	—	Freddie Mac Discount Notes	0.091%	7/2/12	26.0	—
9.2	—	Freddie Mac Discount Notes	0.117%	7/9/12	9.2	—
30.8	—	Freddie Mac Discount Notes	0.091%-0.112%	7/10/12	30.8	—
17.0	—	Freddie Mac Discount Notes	0.112%	7/16/12	17.0	—
25.0	—	Freddie Mac Discount Notes	0.122%	8/1/12	25.0	—
26.4	—	Freddie Mac Discount Notes	0.132%	8/6/12	26.3	—
5.9	—	Freddie Mac Discount Notes	0.147%	8/7/12	5.9	—
15.9	—	Freddie Mac Discount Notes	0.142%	8/22/12	15.9	—
34.8	—	Freddie Mac Discount Notes	0.157%	8/27/12	34.8	—
36.1	—	Freddie Mac Discount Notes	0.117%	9/4/12	36.1	—
30.0	—	Freddie Mac Discount Notes	0.162%	9/10/12	30.0	—
17.8	—	Freddie Mac Discount Notes	0.142%	9/17/12	17.8	—
22.4	—	Freddie Mac Discount Notes	0.122%	10/2/12	22.4	—
41.7	—	Freddie Mac Discount Notes	0.129%	10/22/12	41.7	—
14.4	—	Freddie Mac Discount Notes	0.152%	11/5/12	14.4	—
25.0	—	Freddie Mac Discount Notes	0.142%	11/6/12	25.0	—
12.7	—	Freddie Mac Discount Notes	0.152%	11/13/12	12.7	—
12.9	—	Freddie Mac Discount Notes	0.152%	11/26/12	12.9	—
17.1	—	Freddie Mac Discount Notes	0.173%	1/7/13	17.1	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,176.0 and $1,551.5 )					$1,176.0	$1,551.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—9.0% and 8.1%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	19.9	United States Treasury Bills	0.020%	3/1/12	—	$19.9
—	3.1	United States Treasury Bills	0.030%	3/8/12	—	3.1
—	50.0	United States Treasury Bills	0.037%	3/22/12	—	50.0
—	40.3	United States Treasury Bills	0.020%-0.032%	3/29/12	—	40.3
—	60.8	United States Treasury Bills	0.020%-0.100%	4/19/12	—	60.8
—	20.0	United States Treasury Bills	0.041%-0.042%	5/3/12	—	20.0
—	50.0	United States Treasury Bills	0.02%-0.053%	5/10/12	—	50.0
—	82.0	United States Treasury Bills	0.020%-0.035%	5/17/12	—	82.0
—	23.4	United States Treasury Bills	0.025%-0.084%	5/24/12	—	23.4
—	40.0	United States Treasury Bills	0.020%	5/31/12	—	40.0
45.7	—	United States Treasury Bills	0.072%-0.100%	7/5/12	45.6	—
65.5	—	United States Treasury Bills	0.071%-0.101%	7/12/12	65.5	—
71.0	—	United States Treasury Bills	0.041%-0.101%	7/19/12	70.9	—
50.0	—	United States Treasury Bills	0.069%	7/26/12	50.0	—
49.5	—	United States Treasury Bills	0.112%	8/2/12	49.5	—
49.3	—	United States Treasury Bills	0.081%-0.099%	8/9/12	49.3	—
47.6	—	United States Treasury Bills	0.063%-0.102%	8/16/12	47.6	—
74.0	40.0	United States Treasury Bills	0.056%-0.114%	8/23/12	74.0	40.0
12.2	—	United States Treasury Bills	0.068%-0.077%	8/30/12	12.2	—
64.0	—	United States Treasury Bills	0.133%	9/6/12	64.0	—
26.4	—	United States Treasury Bills	0.112%-0.114%	9/13/12	26.4	—
14.0	—	United States Treasury Bills	0.110%-0.114%	9/20/12	14.0	—
61.7	—	United States Treasury Bills	0.079%-0.105%	9/27/12	61.6	—
7.5	—	United States Treasury Bills	0.112%	10/4/12	7.5	—
48.3	—	United States Treasury Bills	0.106%	10/11/12	48.3	—
80.0	80.0	United States Treasury Bills	0.087%	11/15/12	80.0	79.9
50.0	—	United States Treasury Bills	0.153%	2/7/13	50.0	—
—	50.0	United States Treasury Notes	0.259%	1/15/12	—	50.0
—	11.5	United States Treasury Notes	0.024%	1/31/12	—	11.5
—	20.0	United States Treasury Notes	0.345%	2/15/12	—	20.0
—	30.6	United States Treasury Notes	0.138%	2/29/12	—	30.6
—	15.0	United States Treasury Notes	0.078%	3/15/12	—	15.0
—	9.9	United States Treasury Notes	0.020%-0.264%	3/31/12	—	10.0
—	50.0	United States Treasury Notes	0.095%	4/30/12	—	50.2
—	47.5	United States Treasury Notes	0.108%	5/15/12	—	47.6
—	100.0	United States Treasury Notes	0.030%-0.119%	5/31/12	—	100.3
—	68.0	United States Treasury Notes	0.103%-0.107%	6/15/12	—	68.5
80.7	80.7	United States Treasury Notes	0.114%-0.139%	7/31/12	80.8	81.0
47.7	47.7	United States Treasury Notes	0.131%-0.175%	8/15/12	47.8	48.2
46.6	46.6	United States Treasury Notes	0.097%-0.145%	8/31/12	46.6	46.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
50.0	50.0	United States Treasury Notes	0.125%	10/15/12	$50.2	$50.5
111.5	61.5	United States Treasury Notes	0.127%-0.161%	10/31/12	111.6	61.6
14.2	—	United States Treasury Notes	0.125%	11/29/12	14.1	—
64.3	50.0	United States Treasury Notes	0.149%-0.152%	11/30/12	64.4	50.2
69.5	—	United States Treasury Notes	0.180%-0.181%	12/15/12	69.8	—
20.0	—	United States Treasury Notes	0.203%	12/31/12	20.0	—
50.0	—	United States Treasury Notes	0.177%	1/15/13	50.3	—
58.4	—	United States Treasury Notes	0.179%-0.181%	1/31/13	58.5	—
20.6	—	United States Treasury Notes	0.187%	2/28/13	20.7	—
39.4	—	United States Treasury Notes	0.197%	3/31/13	39.5	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,490.7 and $1,251.1 )	$1,490.7	$1,251.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,666.7 and $2,802.6 )	$2,666.7	$2,802.8

TOTAL MARKETABLE SECURITIES (Cost $3,884.0 and $3,697.9 )	$4,054.6	$3,730.7

TOTAL INVESTMENTS (Cost $16,674.0 and $16,249.5 )	$16,528.8	$15,487.2

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, real estate investment trusts (“REITs”) securities and commercial mortgage-backed securities (“CMBS”), and non-real estate-related liquid assets, including:

•	Financial/credit risk—Risks that the issuer will not be able to pay principal and interest when due or that the issuer’s earnings will fall;

•	Market volatility risk—Risk that the changing conditions in financial markets may cause the Account’s investments to experience price volatility;

•	Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment; and

•	Deposit/money market risk—Risks that the Account could experience losses if banks fail.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2012 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	real estate limited partnerships,

•	REITs, which investments may consist of common or preferred stock interests,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including CMBS and other similar investments.

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

However, from time to time (and most recently between late 2008 and mid 2010), the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate- related liquid investments, particularly during times of significant inflows into the Account and/or when there is a lack of attractive real estate-related investments available in the market.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets.

SECOND QUARTER 2012 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

U.S. economic growth remained moderate in the second quarter of 2012. The Bureau of Economic Analysis’s initial estimate of growth of Gross Domestic Product (“GDP”) in the second quarter of 2012 was a gain of 1.5%, as compared with an increase of 2.0% in the first quarter of 2012. The slower growth in the second quarter was due largely to weaker consumer spending, and particularly on big ticket items like automobiles, a rise in imports, and weaker residential and non-residential fixed investment. Tepid growth in the second quarter was generally anticipated as businesses have delayed hiring and spending decisions due to uncertainty about the ultimate resolution and impact of U.S. government spending cuts and the European debt crisis.

Going into the second quarter, economists had become more optimistic about prospects for the U.S. economy in 2012, with many upping their forecasts of short and long-term growth, albeit only modestly. However, forecasts of short-term growth have since been lowered on indications of slower growth both domestically and abroad. Minutes from the June 19-20 meeting of the Federal Open Market Committee (“FOMC”), for example, voiced concerns about weaker employment growth, a static unemployment rate, and softness in consumer spending. Still, in a June 7, 2012 speech before the Joint Economic Committee, of the U.S. Congress, Federal Reserve Chairman Ben Bernanke observed that, despite indications of weakness, “Economic growth appears poised to continue at a moderate pace over coming quarters.” However, some of the factors that have restrained the recovery persist, including household and business concerns about economy, the depressed housing market, and state and local government spending cuts.

Contributing to the softness in the U.S. economy during the second quarter were the slowdown in employment growth and weakness in consumer spending. Employment grew by only 225,000 in the second quarter of 2012 as compared with 677,000 in the first quarter of 2012. With employment growth of only 75,000 per month during the second quarter, hiring was half the amount needed to absorb new entrants into the labor force. Similarly, consumer spending softened with retail sales declining in each month of the quarter, which was the first time since the fall of 2008 that sales have declined for three consecutive months. With consumer spending accounting for upwards of 70% of economic activity, weaker growth could persist in the second half of 2012 unless consumer spending increases.

In addition to the persistent drag from the housing market, the euro crisis, and government spending cuts, the so-called fiscal cliff has had a tangible effect on hiring and overall economic activity. The fiscal cliff refers to a series of tax increases and spending reductions that will automatically occur at the end of 2012 in the absence of Congressional action. Most notable are the expiration of the income and payroll tax cuts as well as cuts in federal government spending that were mandated as part of 2011’s debt ceiling deal. In total, the potential impact is some $450 billion. Not only have these potential policy changes and spending cuts discouraged businesses from hiring new employees in 2012 but they have the potential to significantly affect U.S. economic growth in 2013 and beyond. The Congressional Budget Office (“CBO”) projects that GDP growth would turn negative in 2013, and thereby put the economy back into recession, if the full range of tax increases and spending cuts were allowed to take effect. Moreover, the CBO estimates that GDP growth in 2012 will be reduced by 0.5% in anticipation of these changes as businesses delay hiring and spending decisions. In the interim, various Congressional working groups are seeking a solution that balances the need for near-term economic growth with long-term reduction of the federal budget deficit, but the ultimate outcome is still to be determined.

The European debt crisis has had a similar dampening effect on U.S. and global economic activity. During the second quarter, Greece agreed to an austerity plan designed to reduce the country’s budget deficit; however, a worsening political and economic climate have already raised questions as to whether the bailout will ultimately be successful. Similarly, conditions in Spain deteriorated further in the second quarter with a widening budget deficit and rising unemployment. Problems with Spain’s banks also escalated, culminating in a $125 billion loan from the European Financial Stabilization Fund to bolster the banking sector; however, concerns have already been raised that the banks will ultimately need additional funds given escalating real estate losses. In the interim, Spain’s government bond yields topped the critical 7% mark early in the third quarter. Economists are concerned that Spain’s level of debt and interest rate on its debt are not sustainable given the country’s precarious finances and fragile economy.

In addition to fostering uncertainty, Europe’s fiscal crisis has slowed the global economy by reducing demand for goods and services as evidenced by declining U.S. exports to key European markets. Similarly, economic growth in China has slowed, putting an additional damper on the global economy. While GDP growth in China is still expected to approach 8%, the IMF has warned that a “hard landing” is still possible given the overcapacity in a number of sectors. Brazil and India, two other developing countries that are critical to global growth prospects, have also experienced slower growth. In its July 2012 forecast, the IMF expects the world economy to grow 3.5% in 2012; however, the forecast of global growth is the lowest since 2009, and lower growth is expected in almost every major country. Moreover, the IMF believes that a sharper downturn is possible if policymakers in Europe and the U.S. fail to aggressively address debt and budgetary issues.

Given the downside risks both domestically and abroad and the subdued inflation outlook, U.S. monetary policy remains highly accommodative, with the target rate for the fed funds rate remaining at 0% to 0.25%. Moreover, the FOMC has stated that economic conditions are expected to warrant keeping the fed funds rate at this level until late 2014. Following its June 19-20 meeting, the FOMC announced that it will continue “Operation Twist” through the end of 2012. Operation Twist is a program of selling short-term Treasury securities and purchasing an equivalent amount of longer-term Treasury securities in order to put downward pressure on long-term interest rates and thereby make broad financial conditions more supportive of economic growth. The FOMC also stated that it was prepared to take further action in the future if deemed necessary to support and promote the recovery. Of the economists surveyed as part of the July 1, 2012 Blue Chip Financial Forecasts publication, 67% expected the Federal Reserve to announce a new asset purchase program (i.e., “QE3”) by the end of September 2012.

Central banks across the globe have also adopted more accommodative monetary policies in an effort to support economic growth. For example, China cut interest rates twice during the second quarter after a series of weaker economic reports. Similarly, Brazil cut its benchmark interest rate to a record low 8% in the quarter, its eighth cut in interest rates over the past year. The European Central Bank also reduced interest rates by 0.25% and indicated it would take additional steps to support the European economy if necessary. Finally, the Bank of England also unveiled its own quantitative easing program and kept its benchmark interest rate at 0.5%. The coordinated actions of central banks are indicative of a global resolve to use all available tools to foster global growth but are also indicative of the significant downside risks that remain.

The uncertain outlook for the global economy fostered a flight to safety during the second quarter as investors moved money to so-called safe havens such as the U.S., Germany, Japan, Switzerland and even Denmark. In fact, the U.S., Germany, and Switzerland all sold short-term bonds with negative real yields, i.e., with coupons lower than the expected rate of inflation, as investors effectively paid countries to safeguard their capital. The yield on the 10 Year Treasury started the quarter at 2.12% but fell to an historic low of 1.49% in June and has remained in the 1.50-1.60% range into the third quarter. Equity markets were also affected by fears of a global economic slowdown. The Dow Jones Industrial Average fell 9% before ending the quarter down 3%; the S&P 500 lost 8% before ending the quarter down 2.5%. Gold and commodity prices also slumped on fears that slower growth would result in weaker demand.

Recent trends in key U.S. economic indicators are summarized in the table below. Evidence of the moderation in economic activity is evident by subpar GDP growth and the drop in employment growth during the second quarter of 2012.

Economic Indicators*

	2011Q1	2011Q2	2011Q3	2011Q4	2012Q1	2012Q2	Actual		Forecast 2012
							2010	2011
Economy(1)
Gross Domestic Product (GDP)	0.1%	2.5%	1.3%	4.1%	2.0%	1.5%	2.4%	1.8%	2.1%
Employment Growth (Thousands)	576	389	383	492	677	225	1,027	1,840	1,700
Interest Rates(2)
10 Year Treasury	3.46%	3.21%	2.43%	2.05%	2.04%	1.82%	3.21%	2.79%	1.90%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, including those summarized in the table below, highlight the recent softness in the U.S. economy. Retail sales declined in each month of the second quarter, and existing home sales remain weak. The housing market has shown tentative signs of improvement with modest gains in sales and prices at times throughout the year. Single-family housing starts have increased in recent months but levels remain well below those achieved during the peak years. New home sales fell in June, but increased on an annualized basis during the second quarter, which marked the third consecutive quarterly gain.

Broad Economic Indicators*

	Full Year		April 2012	May 2012	June 2012
	2010	2011
% Change from prior month or year
Inflation (Consumer Price Index)	1.6%	3.2%	0.0%	-0.3%	0.0%
Retail Sales (excl. auto, parts & gas)	3.2%	5.9%	-0.4%	-0.1%	-0.2%
Total Existing Home Sales	-3.5%	1.7%	3.4%	0.0%	-5.4%
New Home Sales	-13.9%	-5.3%	1.7%	6.7%	-8.4%
Single-Family Housing Starts	5.9%	-8.6%	4.8%	2.2%	4.7%
Annual or Monthly Average
Unemployment Rate	9.6%	9.0%	8.1%	8.2%	8.2%

*	Data subject to revision.

Full Year inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The July 18, 2012 Beige Book, which detailed economic activity across the Federal Reserve Districts (“Districts”), provided anecdotal reports that economic activity moderated during the second quarter. Reports from most of the twelve Districts indicated that economic activity continued at a modest pace in June and early July, though several Districts reported a slowdown in the rate of growth. Retail sales increased slightly but with particular strength in auto sales. Manufacturing continued to expand slowly in most Districts, but several Districts reported declines in shipments and orders. All Districts reported stronger residential market conditions, with sales and construction levels increasing and home inventories declining. Residential rental markets continued to strengthen with rising rents reported in a number of Districts. Commercial real estate activity was mixed. Loan demand grew modestly and particularly for real estate related loans. Hiring occurred at a tepid pace in most Districts, and wage pressures were minimal except for highly skilled workers in information technology, health care and manufacturing. Inflation pressures were modest, with cost pressures easing as a result of declining energy prices. Overall, regional reports confirmed reports of moderate economic growth in the second quarter.

The general consensus of both public and private sector economists is that economic activity will remain moderate over the balance of 2012 but strengthen gradually in 2013. Slower growth is expected to continue in the second half of 2012 due to the looming fiscal cliff, ongoing problems in Europe, and weaker growth in China, Brazil and India. The consensus of economists surveyed as part of the July 1, 2012 Blue Chip Financial Forecast publication was for U.S. GDP to grow at a 2.2% rate during the third quarter of 2012 and a 2.4% rate in the fourth quarter of 2012. Similarly, the Blue Chip consensus for employment growth in the second half of 2012 is 140,000 jobs per month, which is still just below the level needed to absorb new entrants to the workforce. However, the consensus estimate for 2013 is for employment growth of 170,000 jobs per month. While GDP and employment growth of this magnitude would still be moderate, it would nonetheless provide support for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the period ended June 30, 2012 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Economic Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate activity continued at a healthy pace during the second quarter of 2012, although companies exhibited caution given the uncertain outlook for the U.S. economy. Similarly, commercial real estate fundamentals continued to improve, with the strongest gains in the apartment market and more modest improvements in office, industrial and retail markets. Real Capital Analytics reported that commercial property sales volume totaled $57 billion in the second quarter of 2012, a 12% increase over first quarter 2012, and up 6% compared to second quarter 2011 after excluding several large merger and acquisitions related sales in 2011. The apartment and retail sectors continued to experience cap rate compression, and sales prices generally remained stable. Nonetheless, the pace of sales has slowed along with the macro economy and diminishing business confidence.

Reflective of the moderation in economy and investment market, the Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 1.7% in the second quarter of 2012 as compared with a 1.0% increase in the first quarter of 2012. However, commercial property values as estimated by the CPPI have increased 5% over the past year and are now 6% below their 2007 high. According to Green Street Advisors, “Historically low return hurdles continue to support valuations, but, so far, prices have been held in check.”

Commercial property returns remained healthy, ticking up during the second quarter of 2012 to 2.68%, compared to 2.59% in the first quarter. For the four quarter period ending June 30, 2012, the NCREIF Property Index or NPI total return was 12.0%, consisting of a 5.9% income return and a 5.9% capital return. By comparison, returns for the four quarter period ending March 31, 2012 were 13.4%.

Data for the Account’s top five markets in terms of market value as of June 30, 2012 are provided below. These markets represent 42.5% of the Account’s total real estate portfolio. The Account’s top five markets were unchanged compared with the first quarter.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Areas as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria DC-VA-MD-WV	86.8%	8	12.7%	9.3%
New York-Wayne-White Plains NY-NJ	96.9%	5	8.9%	6.6%
Boston-Quincy MA	88.0%	5	7.5%	5.5%
San Francisco-San Mateo-Redwood City CA	86.5%	4	6.8%	5.0%
Los Angeles-Long Beach-Glendale CA	89.9%	8	6.5%	4.8%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate was 15.7% in the second quarter of 2012 as compared to 16.0% in the first quarter of 2012. Nationally, the office vacancy rate has declined from a peak of 16.9% since the second quarter of 2010. Given the moderate employment growth, office market conditions improved gradually during the second quarter of 2012 as tenants delayed making major space decisions given the still uncertain economic outlook.

The vacancy rate for the Account’s office portfolio averaged 12.1% as of the second quarter of 2012 as compared to 12.6% the first quarter of 2012. As shown in the table below, the vacancy rate of properties owned by the Account in three of its top five office markets—Boston, Seattle and Houston—remained at or below their respective market averages. The vacancy rate of the Account’s properties in its top market, Washington, DC, is above the market average due to a move out of a large tenant from one of the Account’s properties. However, a portion of the space has been released to a new tenant who is scheduled to take occupancy, contributing to the decline in vacancy from the first quarter, and the balance is being marketed to prospective tenants. Nonetheless, the Washington DC market remains competitive with leasing slowing down as a result of expected federal government budget and spending cuts and companies seeking to reduce space requirements through more efficient space usage. The vacancy rate in the Account’s properties in San Francisco increased to 15.0% in the second quarter due to the move out of a large tenant from one of the Account’s properties; however, a portion of the space has already been re-leased. Moreover, a recent large lease signed with a major corporate tenant at one of the Account’s properties includes future expansion options which represent 80% of the available space in the building.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q2	2012Q1	2012Q2	2012Q1

Office	National			12.1%	12.6%	15.7%	16.0%

1	Washington-Arlington-Alexandria DC-VA-MD-WV	$1,238.2	7.5%	16.2%	19.2%	14.7%	14.5%
2	Boston-Quincy MA	$886.0	5.4%	11.3%	13.0%	11.6%	13.1%
3	San Francisco-San Mateo-Redwood City CA	$736.3	4.5%	15.0%	12.3%	9.9%	10.4%
4	Seattle-Bellevue-Everett WA	$549.0	3.3%	9.7%	9.9%	13.9%	14.8%
5	Houston-Bay Town-Sugar Land TX	$479.1	2.9%	1.4%	1.7%	14.0%	14.5%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results for the second quarter of 2012 are largely consistent with the conditions at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the second quarter of 2012, the financial sector added 20,000 jobs after a gain of 21,000 jobs in the first quarter of 2012. Despite these gains, banks and financial firms are still looking to reduce space usage and occupancy costs in order to improve profitability. The professional and business services sector added 116,000 jobs in the quarter, following a gain of 186,000 in the first quarter of 2012. However, growth in the technology sector has offset weak demand from financial services and professional and business services in a number of markets, and particularly in San Francisco, Seattle, Boston and New York. Prospects for further improvement in office market conditions bode well given recent office employment growth but progress is likely to remain slow given the uncertain economic environment.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. After twelve consecutive quarters of GDP growth, a 1.4% increase in industrial production during the second quarter of 2012, and a rebound of global trade flows, U.S. industrial market conditions continued to improve. Improvements were most noticeable in coastal port markets where global trade activity is centered. During the second quarter of 2012, the national industrial availability rate declined for the eighth consecutive quarter to 13.2% as compared to 13.4% in the first quarter of 2012. By comparison, the vacancy rate for the Account’s industrial property portfolio was well below the national average at 5.6%, vs. 5.9% as of the first quarter of 2012. The vacancy rate of the Account’s properties in each of its top five industrial markets remained well below their respective market averages.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q2	2012Q1	2012Q2	2012Q1

Industrial	National			5.6%	5.9%	13.2%	13.4%

1	Riverside-San Bernardino-Ontario CA	$496.2	3.0%	4.3%	4.3%	11.8%	12.3%
2	Dallas-Plano-Irving TX	$203.0	1.2%	2.8%	2.8%	14.2%	14.2%
3	Seattle-Bellevue-Everett WA	$168.5	1.0%	8.4%	8.5%	10.4%	10.9%
4	Fort Lauderdale-Pompano Beach-Deerfield Beach FL	$160.1	1.0%	1.0%	3.9%	14.6%	14.3%
5	Chicago-Naperville-Joliet IL	$125.1	0.8%	3.7%	3.7%	14.6%	15.1%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment market conditions tightened further during the second quarter of 2012. The national vacancy rate declined to an average of 4.8% in the second quarter of 2012 as compared to 5.4% in the first quarter of 2012. With the national vacancy rate approaching the pre-recession low, improvements have been broad-based, with vacancies declining in 52 of the 63 markets tracked by CBRE-EA. Effective rents, which include concessions like free rent, are growing at a 4% rate nationally, but with stronger gains in San Francisco, San Jose, New York City and Austin. Consistent with conditions at the national level, the vacancy rate of the Account’s multi-family portfolio declined to an average of 2.0% in the second quarter of 2012 versus 3.5% in the first quarter of 2012. As shown in the table below, the average vacancy rate in the Account’s top five markets for its apartment properties remained below their respective market averages. The average vacancy rate of the Account’s properties in Denver dropped significantly due in part to strong seasonal leasing.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

	Metropolitan Statistical Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q2	2012Q1	2012Q2	2012Q1

Apartment	Account/Nation			2.0%	3.5%	4.8%	5.5%

1	New York-Wayne-White Plains NY-NJ	$394.0	2.4%	0.3%	2.2%	5.0%	5.0%
2	Houston-Bay Town-Sugar Land TX	$262.1	1.6%	1.7%	3.9%	7.0%	7.7%
3	Washington-Arlington-Alexandria DC-VA-MD-WV	$237.0	1.4%	1.9%	1.7%	3.8%	4.1%
4	Denver-Aurora CO	$226.6	1.4%	1.4%	6.4%	4.4%	4.8%
5	Atlanta-Sandy Springs-Marietta GA	$138.3	0.8%	1.4%	3.0%	7.8%	9.1%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions remained soft as consumer spending slowed and retailers adjusted to the new economic environment. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts declined 0.2% in the second quarter of 2012 as compared with the first quarter of 2012. Similarly, many national retailers reported weaker sales during the second quarter. Consequently, availability rates in neighborhood and community centers decreased minimally, falling to an average of 13.0% in the second quarter of 2012 as compared with 13.1% in the first quarter of 2012. National retailers have become very selective about opening new stores, with a focus on top metropolitan markets and the best centers, whereas demand from local retailers has remained lackluster since the end of the recession. The vacancy rate for the Account’s retail portfolio declined to 8.3% during the second quarter of 2012 as compared with 9.1% in the first quarter of 2012. The vacancy rate of the Account’s retail portfolio remains below-average, in part because the Account’s portfolio includes a number of high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

Despite weaker economic growth during the second quarter of 2012, overall commercial real estate fundamentals continued their gradual improvement. While employment growth was lackluster, it is expected to pick up modestly in the second half of 2012 and into 2013. Support for the sector has also been provided by an active investment market and the availability of attractively priced mortgage debt. While institutional investors remain cautious and highly selective, commercial real estate is viewed as offering attractive returns over the short- and long-term in comparison to other asset classes. Nonetheless, the tentative approach of tenants and investors is likely to persist through the remainder of 2012 given macroeconomic conditions and the healthy increase in property values over the past two years. Concerns about the impact of federal budget cuts and potential repercussions from the European debt crisis will also give pause as companies wait for a clearer picture of their business prospects before making long-term space decisions. Further, leasing and investment activity may be slow leading up to the Presidential election. Nonetheless, if economic conditions fall generally in line with economists’ expectations of continued modest growth in the second half of 2012, real estate market conditions are likely to remain favorable. Historically, moderate employment growth coupled with minimal construction has provided a supportive backdrop for the commercial real estate sector.

Management continues to follow its strategy of focusing on increasing its geographic allocations to a diversified group of target markets and realigning its property sector allocations through a reduction of office property and an increase in apartment, retail and industrial properties. Acquisitions and sales activity have been tailored to accomplish these goals over the past two years and will continue in future quarters. Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. Management believes that results for the second quarter of 2012 further validate the significant improvements in portfolio quality and Account returns that have occurred as a result of its investment strategy. As of the second quarter of 2012, the Account’s holdings were 92.7% leased as compared with 91.6% as of the first quarter of 2012. During the second quarter of 2012, the Account’s real estate assets generated a 1.4% income return and a 2.0% capital return. As shown in the graph below, returns for the second quarter of 2012 were the ninth consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace during the second quarter of 2012, with the Account holding a cash position (cash, cash equivalents and non-real estate related marketable securities) of 18.6% of net assets as of the end of the quarter. Management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new acquisitions, the potential redemption of liquidity units from TIAA and the Account’s other obligations, including participant transactions. Management believes that the Account’s repositioning activities, which started in 2010 and have continued into 2012, have placed the Account in a position to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Investment activities in the remainder of 2012 will seek to further refine the Account’s geographic and property type mix in accordance with the Account’s overall objectives. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management intends to therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-case returns. Emphasis will continue to be given to institutional quality properties that have strong occupancy history and favorable tenant rollover schedules.

Investments as of June 30, 2012

As of June 30, 2012, the Account had total net assets of $14.5 billion, a 7.1% increase from December 31, 2011, and a 14.8% increase from June 30, 2011. The increase in the Account’s net assets from December

31, 2011 to June 30, 2012 was primarily driven by net participant inflows into the Account coupled with the appreciation in value of the Account’s investments.

As of June 30, 2012, the Account owned a total of 102 real estate property investments (90 of which were wholly owned, 12 of which were held in joint ventures). The real estate portfolio included 34 office property investments (four of which were held in joint ventures and one located in London, England), 26 industrial property investments (including one held in a joint venture), 22 apartment property investments, 18 retail property investments (five of which were held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 102 real estate property investments, 36 are subject to debt (including seven joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2012 was $2.1 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.5 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2012 was $3.6 billion, which represented a loan to value ratio of 19.7%. The Account currently has no Account-level debt.

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

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2012.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.4%	16.5%	9.3%	0.3%	1.9%	49.4%
Apartment	6.6%	5.4%	5.0%	—	—	17.0%
Industrial	1.4%	6.8%	4.4%	1.2%	—	13.8%
Retail	3.8%	2.7%	8.2%	0.2%	1.6%	16.5%
Other(3)	3.0%	0.2%	0.1%	—	—	3.3%

Total	36.2%	31.6%	27.0%	1.7%	3.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	663.8	(b)	5.5	4.0
Four Oaks Place	Houston	TX	Office	479.1		4.0	2.9
DDR Joint Venture	Various	USA	Retail	420.8	(c)	3.5	2.6
50 Fremont	San Francisco	CA	Office	402.2	(d)	3.3	2.4
Fourth and Madison	Seattle	WA	Office	397.2	(e)	3.3	2.4
99 High Street	Boston	MA	Office	374.1	(f)	3.1	2.3
780 Third Avenue	New York	NY	Office	340.2		2.8	2.1
425 Park Avenue	New York	NY	Land	330.0		2.7	2.0
The Florida Mall	Orlando	FL	Retail	326.1	(g)	2.7	2.0
Ontario Industrial Portfolio	Ontario	CA	Industrial	290.2		2.4	1.8

(a)

Value as reported in the June, 30, 2012 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $453.8M.

(c)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 40 retail properties located in 13 states and is presented net of debt with a fair value of $917.4 million.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $267.2M.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $252.2M.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $181.8M.

At June 30, 2012, the Account held 73.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 7.1% of total investments, U.S. Treasury securities representing 9.0% of total investments, real estate-related equity securities representing 8.4% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Performance

The Account’s total return was 5.9% for the six months ended June 30, 2012 as compared to 7.7% for the six months ended June 30, 2011. The Account’s performance thus far during 2012 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of a continuation of the improving market conditions experienced throughout 2012.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended June 30, 2012 were 11.1%, 5.9%, -2.3%, and 4.3%, respectively. As of June 30, 2012, the Account’s annualized total return since inception was 5.9%.

Net Investment Income

The table below shows the results of operations for the quarters ended June 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$430.9	$434.0	$(3.1)	-0.7%

Real estate property level expenses and taxes:
Operating expenses	109.0	111.8	(2.8)	-2.5%
Real estate taxes	59.0	54.5	4.5	8.3%
Interest expense	58.2	53.8	4.4	8.2%

Total real estate property level expenses and taxes	226.2	220.1	6.1	2.8%

Real estate income, net	204.7	213.9	(9.2)	-4.3%
Income from real estate joint ventures and limited partnerships	33.0	53.1	(20.1)	-37.9%
Interest	1.3	2.1	(0.8)	-38.1%
Dividends	14.7	6.8	7.9	116.2%

TOTAL INVESTMENT INCOME	253.7	275.9	(22.2)	-8.0%

Expenses—Note 2:
Investment advisory charges	28.2	26.2	2.0	7.6%
Administrative charges	14.7	14.3	0.4	2.8%
Distribution charges	6.9	4.0	2.9	72.5%
Mortality and expense risk charges	2.4	2.9	(0.5)	-17.2%
Liquidity guarantee charges	15.0	10.0	5.0	50.0%

TOTAL EXPENSES	67.2	57.4	9.8	17.1%

INVESTMENT INCOME, NET	$186.5	$218.5	$(32.0)	-14.6%

Rental Income:

Rental income decreased $3.1 million or 0.7% for the first six months of 2012 as compared to the comparable period of 2011. The decrease was primarily due to real estate investment dispositions during 2011 offset by acquisitions during the first six months of 2012.

Operating Expenses:

Operating expenses decreased by $2.8 million or 2.5% for the first six months of 2012 as compared to the comparable period of 2011. The decrease was primarily related to decreases in general operating and maintenance expenses for the Account real estate investments. Decreases from real estate investment dispositions were offset by increases from real estate investment acquisitions.

Real Estate Taxes:

Real estate taxes increased $4.5 million or 8.3% for the first six months of 2012 as compared to the comparable period of 2011. The increase in real estate taxes for the first six months of 2012 when compared to the comparable period of 2011 related to increased tax assessments during 2012 as a result of increasing values offset by successful real estate tax assessment appeals by the Account which reduced real estate tax expenses during 2011.

Interest Expense:

Interest expense increased $4.4 million, or 8.2% for the first six months of 2012 as compared to the comparable period of 2011. The increase was a result of new financings during 2011, specifically the financings of the Corner and the Palatine during 2011, and the financing of The Forum at Carlsbad during 2012.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $20.1 million or 37.9% during the first six months of 2012 as compared to the comparable period of 2011. The decrease was attributable to decreased distributions from the Account’s joint ventures investments primarily due to one of the Account’s joint venture investments retaining operating cash flows to support new financings during 2012.

Interest and Dividend Income:

Interest and dividend income increased $7.1 million during the first six months of 2012 as compared to the comparable period of 2011. The increase in dividend income was directly attributed to the Account’s increased investment in real estate related securities. The Account held of $1.4 billion as of June 30, 2012 as compared to $753.3 million for the comparable period of 2011.

Expenses:

The Account’s expenses increased $9.8 million or 17.1% for the first six months of 2012 as compared to the comparable period of 2011. The increase in the Account’s expenses was primarily due to the $1.9 billion or 14.8% increase in the Account’s net assets from June 30, 2011. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for each respective six month period, annualized expenses decreased 3 basis points. This decrease is driven by the Account’s expense deduction rate for the period May 2012 through April 2013 (the “Prospectus Period”) which decreased 9 basis points from its previous prospectus period, May 2011 through April 2012. The decrease is a result of anticipated reductions in the overall costs to the Account, primarily related to anticipated reductions in investment advisory and mortality and expense risk charges. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. A portion of these costs are fixed, but generally correspond to the level of assets under management. Mortality and expense risks are charges to the Account from TIAA for TIAA’s assumption of these risks. The decrease in the mortality and expense risk charges is primarily driven by decreasing participant annuitization into the Account as well as changes in participant mortality assumptions. The decreases as a result of the change in expense deduction rate associated with the current Prospectus Period was offset by the increase in the Account’s net assets of 14.8% from June 30, 2011, as described above. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(5.2)	$(9.3)	$4.1	-44.1%
Real estate joint ventures and limited partnerships	(2.4)	(8.5)	6.1	-71.8%
Marketable securities	11.4	3.7	7.7	208.1%

Net realized gain (loss) on investments	3.8	(14.1)	17.9	-127.0%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	323.9	466.4	(142.5)	-30.6%
Real estate joint ventures and limited partnerships	182.5	152.9	29.6	19.4%
Marketable securities	136.2	50.4	85.8	170.2%
Mortgage loans payable	(28.7)	(0.5)	(28.2)	NM

Net change in unrealized appreciation on investments and mortgage loans payable	613.9	669.2	(55.3)	-8.3%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$617.7	$655.1	$(37.4)	-5.7%

NM	– Not meaningful

Real Estate Properties:

During the first six months of 2012 the Account experienced net realized and unrealized gains on real estate properties of $318.7 million compared to $457.1 million for the comparable period of 2011.

Net realized losses in the Account are due to the sale of real estate property investments during the first six months of 2012.

Net unrealized gains in the Account continued to increase during the first six months of the year, which continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates. While the Account’s real estate property investments increased during the first six months of the year, the velocity of appreciation has slowed from the unrealized returns experienced during the first six months of 2011. The unrealized returns experienced thus far through 2012 are reflective of market stabilization as compared to the market recovery environment of 2011. Included within net unrealized gains of the Account, are unrealized foreign exchange losses of $1.9 million and unrealized foreign exchange gains of $30.2 million for each respective six month period related to the Account’s two foreign real estate property investments.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $180.1 million for the first six months of 2012 as compared to $144.4 million for the comparable period of 2011.

Net realized losses in the Account are primarily due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments underlying the Account’s investments in joint ventures.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates experienced through 2011 and continued into the first six months of 2012.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $147.6 million during the first six months of 2012 as compared to $54.1 million for the comparable period of 2011. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At June 30, 2012 the Account’s real estate related marketable securities were $1.4 billion as compared to $753.3 million as of June 30, 2011, an increase of $634.6 million or 84.2%.

Additionally, as of June 30, 2012 the Account held $2.7 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $28.7 million for the first six month of 2012 compared to net unrealized loss of $0.5 million for the comparable period of 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The net unrealized losses during the quarter as compared to the net unrealized gains for the comparable period of 2011 was due to decreased credit spreads as a result of decreased loan to value ratios on the Account’s real estate property investments coupled with decreased Treasury rates. Included in the net unrealized losses and gains of the Account’s mortgage loans payable was $2.1 million and $5.4 million of unrealized foreign exchange losses in each respective six month period related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Performance

The Account’s total return was 2.5% for the quarter ended June 30, 2012 as compared to 4.1% for the quarter ended June 30, 2011. The Account’s performance thus far during 2012 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of a continuation of the improving market conditions experienced during the second quarter of 2012.

Net Investment Income

The table below shows the results of operations for the second quarter ended June 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$216.1	$223.9	$(7.8)	-3.5%

Real estate property level expenses and taxes:
Operating expenses	53.0	54.0	(1.0)	-1.9%
Real estate taxes	29.9	27.3	2.6	9.5%
Interest expense	29.3	27.4	1.9	6.9%

Total real estate property level expenses and taxes	112.2	108.7	3.5	3.2%

Real estate income, net	103.9	115.2	(11.3)	-9.8%
Income from real estate joint ventures and limited partnerships	16.0	32.0	(16.0)	-50.0%
Interest	0.8	1.0	(0.2)	-20.0%
Dividends	7.3	4.4	2.9	65.9%

TOTAL INVESTMENT INCOME	128.0	152.6	(24.6)	-16.1%

Expenses—Note 2:
Investment advisory charges	13.1	12.0	1.1	9.2%
Administrative charges	7.2	7.4	(0.2)	-2.7%
Distribution charges	3.6	2.1	1.5	71.4%
Mortality and expense risk charges	0.7	1.5	(0.8)	-53.3%
Liquidity guarantee charges	7.8	5.8	2.0	34.5%

TOTAL EXPENSES	32.4	28.8	3.6	12.5%

INVESTMENT INCOME, NET	$95.6	$123.8	$(28.2)	-22.8%

Rental Income:

The $7.8 million or 3.5% decrease in real estate rental income for the quarter as compared to the quarter ended June 30, 2011 was due to tenant vacancies in the Account’s wholly owned real estate investment office asset class, offset by stronger rental revenues in the Account’s wholly owned real estate investment Apartment asset class as a result of increased occupancy during the second quarter of 2012.

Operating Expenses:

Operating expenses decreased by $1.0 million or 1.9% for the quarter as compared to the comparable period of 2011 primarily due to real estate investment dispositions during the second quarter of 2011.

Real Estate Taxes:

Real estate taxes increased $2.6 million or 9.5% for the quarter as compared to the comparable period of 2011. The increase in real estate taxes for the quarter when compared to the comparable period of 2011 related to increased tax assessments during 2012 as a result of increasing values offset by successful real estate tax assessment appeals by the Account which reduced real estate tax expenses during 2011.

Interest Expense:

Interest expense increased $1.9 million, or 6.9% for the quarter as compared to the comparable period of 2011. The increase was a result of new financings, specifically the financings of the Palatine during 2011, and the financing of The Forum at Carlsbad during 2012.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $16.0 million or 50.0% during the quarter as compared to the comparable period of 2011. The decrease was attributable to decreased distributions from the Account’s joint venture investments primarily due to one of the Account’s joint venture investments retaining operating cash flows to support new financings during 2012.

Interest and Dividend Income:

Interest and dividend income increased $2.9 million during the quarter as compared to the comparable period of 2011. The increase in dividend income was directly attributed to the Account’s increased investment in real estate related securities. The Account held $1.4 billion as of June 30, 2012 as compared to $753.3 million for the comparable period of 2011.

Expenses:

The Account’s expenses increased $3.6 million or 12.5% for the quarter as compared to the comparable period of 2011. The increase in the Account’s expenses was primarily due to the $1.9 billion or 14.8% increase in the Account’s net assets from June 30, 2011. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for each respective period, annualized expenses decreased 4 basis points. This decrease is driven by the Account’s expense ratio related to its new prospectus period May 2012 through April 2013 (the “Prospectus Period”) which decreased 9 basis points from its previous prospectus period, May 2011 through April 2012. The decrease is a result of anticipated reductions in the overall costs to the Account, primarily related to anticipated reductions in investment advisory and mortality and expense risk charges. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. A portion of these costs are fixed, but generally correspond to the level of assets under management. Mortality and expense risks are charges to the Account from TIAA for TIAA’s assumption of these risks. The decrease in the mortality and expense risk charges is primarily driven by decreasing participant annuitization into the Account as well as changes in participant mortality assumptions. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended June 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate joint ventures and limited partnerships	0.8	(7.0)	7.8	-111.4%
Marketable securities	3.4	1.8	1.6	88.9%

Net realized gain (loss) on investments	4.2	(5.2)	9.4	-180.8%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	131.5	270.9	(139.4)	-51.5%
Real estate joint ventures and limited partnerships	87.5	88.9	(1.4)	-1.6%
Marketable securities	42.4	15.9	26.5	166.7%
Mortgage loans payable	(1.9)	(1.9)	—	—

Net change in unrealized appreciation on investments and mortgage loans payable	259.5	373.8	(114.3)	-30.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$263.7	$368.6	$(104.9)	-28.5%

Real Estate Properties:

During the quarter the Account experienced net realized and unrealized gains on real estate properties of $131.5 million compared to a gain of $270.9 million for the comparable period of 2011.

Net unrealized gains in the Account continued to increase during the quarter, which continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates. While the Account’s real estate property investments increased during the quarter, the velocity of appreciation has slowed from the unrealized returns experienced during the second quarter of 2011. The unrealized returns experienced thus far during the second quarter of 2012 are reflective of market stabilization as compared to the market recovery environment of 2011. Included within net unrealized gains of the Account, are unrealized foreign exchange losses of $15.5 million and unrealized foreign exchange gains of $6.1 million for each respective quarter related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $88.3 million for the quarter compared to $81.9 million for the comparable period of 2011.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $45.8 million during the quarter as compared to $17.7 million for the comparable period of 2011. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At June 30, 2012 the Account’s real estate related marketable securities were $1.4 billion as compared to $753.3 million as of June 30, 2011, an increase of $634.6 million or 84.2%.

Additionally, as of June 30, 2012 the Account held $2.7 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $1.9 million for the second quarters of 2012 and 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Included in the net unrealized losses for the Account’s mortgage loans payable was $3.7 million in unrealized foreign exchange gains and $1.5 million of unrealized foreign exchange losses in each respective period related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.7 billion and $2.8 billion, respectively (18.6% and 20.8% of the Account’s net assets at such dates, respectively).

Participant Flows: First Six Months of 2012 Compared to First Six Months of 2011

During the six months ended June 30, 2012, the Account received $961.3 million in premiums, which included $570.8 million of participant transfers into the Account. The Account had outflows of $493.4 million in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $244.4 million of participant transfers out of the Account. During the six months ended June 30, 2011, the Account received $1.4 billion in premiums, which included $990.3 million of participant transfers into the Account. Additionally, the Account had outflows of $432.8 million from annuity payments, withdrawals and death benefits, which included $225.0 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective in the substantial majority of jurisdictions on March 31, 2011, as discussed in more detail in the paragraph below.

Effective March 31, 2011 (or such later date as indicated in the contract or contract endorsement) individual participants are limited from making “internal funding vehicle transfers” into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions. Management believes that, compared to periods prior to the transfer limitation being in effect, participant transfer inflow activity will continue to be tempered. The majority of jurisdictions in which the Account is offered had approved the limitation effective March 31, 2011. As of the date of this Form 10-Q, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her contract or endorsement form.

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

As of the date of this Form 10-Q, the independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of June 30, 2012, TIAA owned approximately 6.5% of the outstanding accumulation units of the Account. In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with the Prohibited Transaction Exemption (PTE 96-76) issued by the U.S. Department of Labor in 1996 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.

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

In accordance with this intent, the independent fiduciary caused a redemption of approximately one-quarter of the liquidity units held by TIAA over the 21 business days in June 2012. An aggregate of $306.1 million in value of liquidity units held by TIAA were redeemed during the month and as of June 29, 2012, TIAA’s remaining liquidity units had a value of approximately $927.3 million. As of June 30, 2012 (after giving effect to such redemptions) TIAA held 3.5 million liquidity units in the Account, which represented 6.5% of the outstanding accumulation units of the Account.

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

As a general matter, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. There is no guarantee that the independent fiduciary will cause redemptions and even if redemptions do commence, management cannot predict the time period over which such redemptions would continue. Further, neither management nor the independent fiduciary can predict when TIAA’s liquidity units may be redeemed in full. Any further redemptions will have the effect of reducing the Account’s liquidity.

Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $186.5 million for the first six months of 2012 as compared to $218.5 million for the comparable period of 2011. Total net investment income decreased as described more fully in the Results of Operations section above.

As of June 30, 2012, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 28.2% of the Account’s net assets. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

As of June 30, 2012, the Account’s foreign property investment, 1 & 7 Westferry Circus, secured $203.5 million in principal for a debt obligation maturing November 15, 2012. Management believes the Account will have the ability to address this non-recourse obligation in a number of ways, including among others, repaying the principal due at maturity, refinancing such debt, restructuring such debt, extending the maturity of such debt and/or electing to default on the loan secured by such property if the Account was unable to reach a satisfactory resolution with respect to such obligation.

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2012 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of June 30, 2012, the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) was 19.7%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2012. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

None.

Sales

None.

Financings

DDR Joint Venture

On May 8, 2012, the Account’s DDR joint venture investment refinanced its outstanding $135.0 million line of credit (the Account’s share) with a $161.5 million term loan (the Account’s share) collateralized by eleven properties, maturing May 8, 2015. The term loan is interest only through maturity, with variable interest based on LIBOR plus 2.75%.

On May 24, 2012, the Account’s DDR joint venture investment restructured its $459.0 million loan (the Account’s share) collateralized by seventeen properties by paying $64.6 million of principal (the Account’s share) to reduce the loan. The principal payment was made by the DDR joint venture utilizing cash held within the joint venture, subsequent to the Account contributing an additional $37.4 million in cash to the DDR joint venture. As part of this restructuring, the debt’s maturity date was extended from June 1, 2012 to June 1, 2015, and the debt’s interest rate was reduced from 5.48% to 4.63%, which remained interest only through maturity. The Account’s share of the principal balance outstanding of the loan as of June 30, 2012 was $394.4 million.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as unrealized gains, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned by the joint ventures, but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as unrealized gains, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as unrealized gains, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses—Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnerships sections above. Realized gains and losses are recorded at the time an investment is sold or a distribution is received from the joint ventures or limited partnerships. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2012, represented 75.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2012, 24.5% of the Account’s total investments were comprised of marketable securities. As of June 30, 2012, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

•

Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to significant concentration of deposit risk. In addition, there is some risk that investments held in money market funds can suffer losses.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2012. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2012.

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

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts.[3]

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 9th day of August, 2012.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 9, 2012	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

August 9, 2012	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer