Form 10-Q
period 2012-09-30
TIAA REAL ESTATE ACCOUNT
filed 2012-11-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2012

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,875.3 and $10,358.3)	$10,839.8	$9,857.6
Real estate joint ventures and limited partnerships (cost: $2,187.3 and $2,193.3)	2,135.8	1,898.9
Marketable securities:
Real estate related (cost: $1,326.9 and $895.3)	1,496.5	927.9
Other (cost: $2,428.0 and $2,802.6)	2,428.3	2,802.8

Total investments (cost: $16,817.5 and $16,249.5)	16,900.4	15,487.2

Cash and cash equivalents	15.0	17.5
Due from investment advisor	—	6.8
Other	255.6	238.4

TOTAL ASSETS	17,171.0	15,749.9

LIABILITIES
Mortgage loans payable—Note 8 (principal outstanding: $2,191.8 and $2,008.6)	2,215.3	2,028.2
Due to investment advisor	9.9	—
Accrued real estate property level expenses	221.8	166.9
Other	28.1	27.6

TOTAL LIABILITIES	2,475.1	2,222.7

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	14,365.5	13,227.2
Annuity Fund	330.4	300.0

TOTAL NET ASSETS	$14,695.9	$13,527.2

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 10	53.8	53.4

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$267.140	$247.654

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
INVESTMENT INCOME
Real estate income, net:
Rental income	$217.5	$223.9	$648.4	$657.9

Real estate property level expenses and taxes:
Operating expenses	53.7	53.0	162.7	164.8
Real estate taxes	31.0	27.9	90.0	82.4
Interest expense	29.2	27.4	87.4	81.2

Total real estate property level expenses and taxes	113.9	108.3	340.1	328.4

Real estate income, net	103.6	115.6	308.3	329.5
Income from real estate joint ventures and limited partnerships	23.1	19.8	56.1	72.9
Interest	0.8	0.7	2.1	2.8
Dividends	8.7	5.8	23.4	12.6

TOTAL INVESTMENT INCOME	136.2	141.9	389.9	417.8

Expenses—Note 2:
Investment advisory charges	14.2	13.2	42.4	39.4
Administrative charges	8.2	7.5	22.9	21.8
Distribution charges	3.7	2.3	10.6	6.3
Mortality and expense risk charges	0.2	1.6	2.6	4.5
Liquidity guarantee charges	8.1	6.8	23.1	16.8

TOTAL EXPENSES	34.4	31.4	101.6	88.8

INVESTMENT INCOME, NET	101.8	110.5	288.3	329.0

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(26.8)	(62.1)	(32.0)	(71.4)
Real estate joint ventures and limited partnerships	(49.5)	(2.1)	(51.9)	(10.6)
Marketable securities	2.7	1.3	14.1	5.0

Net realized loss on investments	(73.6)	(62.9)	(69.8)	(77.0)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	141.6	309.0	465.5	775.4
Real estate joint ventures and limited partnerships	130.5	83.6	313.0	236.5
Marketable securities	1.3	(142.4)	137.5	(92.0)
Mortgage loans payable	(25.8)	(6.4)	(54.5)	(6.9)

Net change in unrealized appreciation on investments and mortgage loans payable	247.6	243.8	861.5	913.0

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	174.0	180.9	791.7	836.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$275.8	$291.4	$1,080.0	$1,165.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
FROM OPERATIONS
Investment income, net	$101.8	$110.5	$288.3	$329.0
Net realized loss on investments	(73.6)	(62.9)	(69.8)	(77.0)
Net change in unrealized appreciation on investments and mortgage loans payable	247.6	243.8	861.5	913.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	275.8	291.4	1,080.0	1,165.0

FROM PARTICIPANT TRANSACTIONS
Premiums	489.4	497.3	1,450.7	1,876.7
Liquidity units redeemed—Note 3	(314.2)	—	(620.3)	—
Annuity payments	(6.7)	(5.5)	(18.6)	(17.3)
Withdrawals and death benefits	(241.6)	(433.0)	(723.1)	(854.0)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(73.1)	58.8	88.7	1,005.4

NET INCREASE IN NET ASSETS	202.7	350.2	1,168.7	2,170.4
NET ASSETS
Beginning of period	14,493.2	12,623.3	13,527.2	10,803.1

End of period	$14,695.9	$12,973.5	$14,695.9	$12,973.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,080.0	$1,165.0
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	69.8	77.0
Net change in unrealized appreciation on investments and mortgage loans payable	(861.5)	(913.0)
Purchase of real estate properties	(521.5)	(1,108.9)
Capital improvements on real estate properties	(129.9)	(120.9)
Proceeds from sale of real estate properties	97.8	228.3
Purchases of long term investments	(644.2)	(458.1)
Proceeds from sale of long term investments	251.3	34.4
Decrease in other investments	374.6	18.4
Change in due to (from) investment advisor	16.7	1.5
Increase in other assets	(17.3)	(44.6)
Increase in other liabilities	17.9	14.8

NET CASH USED IN OPERATING ACTIVITIES	(266.3)	(1,106.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	182.6	105.0
Principal payments of mortgage loans payable	(7.5)	(15.3)
Premiums	1,450.7	1,876.7
Liquidity units redeemed	(620.3)	—
Annuity payments	(18.6)	(17.3)
Withdrawals and death benefits	(723.1)	(854.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	263.8	1,095.1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2.5)	(11.0)
CASH AND CASH EQUIVALENTS
Beginning of period	17.5	12.9

End of period	$15.0	$1.9

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$88.1	$81.3

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Restricted Cash: The Account held $58.6 million and $44.0 million as of September 30, 2012 and December 31, 2011, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2011) and has concluded no provisions for federal income tax are required as of September 30, 2012.

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

The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on a cost basis.

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

Note 3—Related Party Transactions

Pursuant to its existing liquidity guarantee obligation, the TIAA General Account purchased in multiple transactions an aggregate of 4.7 million accumulation units (which are generally referred to as “liquidity units”) in the Account between December 2008 and June 2009 for an aggregate amount of $1.2 billion. TIAA has not purchased additional liquidity units since June 2009.

In accordance with the liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants. Management believes that TIAA has the ability to meet its obligation under the liquidity guarantee.

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

In accordance with this intent, the independent fiduciary caused redemption of approximately half of the liquidity units held by TIAA during the nine months ended September 30, 2012. These redemptions were executed evenly over the 21 and 19 business days in June and September 2012, respectively. Aggregate amounts of $306.1 million and $314.2 million in value of liquidity units were redeemed during the months of June and September, respectively. As of September 30, 2012, TIAA held 2.4 million liquidity units which had a value of $629.9 million. These units represented 4.4% of the outstanding accumulation units of the Account.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 9—Financial Highlights for details of the expense charge and expense ratio.

Note 4–Credit Risk Concentrations

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	20.8%	15.1%	8.5%	0.3%	1.8%	46.5%
Apartment	7.6%	6.0%	5.3%	—	—	18.9%
Industrial	1.4%	7.7%	4.2%	1.1%	—	14.4%
Retail	4.2%	2.7%	8.3%	0.2%	1.6%	17.0%
Other(3)	2.9%	0.2%	0.1%	—	—	3.2%

Total	36.9%	31.7%	26.4%	1.6%	3.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

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

The methods described above are considered to produce fair values that represent a good faith estimate of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1–Organization and Significant Accounting Policies in more detail, the Account generally obtains independent third party appraisals on a quarterly basis; there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic consolidated financial statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (unaudited) and December 31, 2011, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2012
Real estate properties	$—	$—	$10,839.8	$10,839.8
Real Estate joint ventures	—	—	1,794.3	1,794.3
Limited partnerships	—	—	341.5	341.5
Marketable securities:
Real Estate Related	1,496.5	—	—	1,496.5
Government Agency Notes	—	925.4	—	925.4
United States Treasury securities	—	1,502.9	—	1,502.9

Total Investments at September 30, 2012	$1,496.5	$2,428.3	$12,975.6	$16,900.4

Mortgage loans payable	$—	$—	$(2,215.3)	$(2,215.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011
Real estate properties	$—	$—	$9,857.6	$9,857.6
Real Estate joint ventures	—	—	1,591.4	1,591.4
Limited partnerships	—	—	307.5	307.5
Marketable securities:
Real Estate Related	927.9	—	—	927.9
Government Agency Notes	—	1,551.6	—	1,551.6
United States Treasury securities	—	1,251.2	—	1,251.2

Total Investments at December 31, 2011	$927.9	$2,802.8	$11,756.5	$15,487.2

Mortgage loans payable	$—	$—	$(2,028.2)	$(2,028.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months and nine months ended September 30, 2012 and September 30, 2011 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2012
Beginning balance July 1, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)
Total realized and unrealized gains included in changes in net assets	114.8	68.0	13.0	195.8	8.2
Purchases(1)	470.4	50.1	7.1	527.6	(92.6)
Sales	(51.6)	—	—	(51.6)	—
Settlements(2)	—	(157.9)	(12.5)	(170.4)	2.5

Ending balance September 30, 2012	$10,839.8	$1,794.3	$341.5	$12,975.6	$(2,215.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	433.5	229.9	31.2	694.6	(12.1)
Purchases(1)	646.5	131.1	18.8	796.4	(182.6)
Sales	(97.8)	—	—	(97.8)	—
Settlements(2)	—	(158.1)	(16.0)	(174.1)	7.6

Ending balance September 30, 2012	$10,839.8	$1,794.3	$341.5	$12,975.6	$(2,215.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2011
Beginning balance July 1, 2011	$9,452.6	$1,495.2	$287.0	$11,234.8	$(1,952.6)
Total realized and unrealized gains (losses) included in changes in net assets	246.9	71.2	10.3	328.4	(6.4)
Purchases(1)	318.8	0.2	8.8	327.8	—
Sales	(189.4)	—	—	(189.4)	—
Settlements(2)	(1.0)	(2.3)	(3.8)	(7.1)	2.3

Ending balance September 30, 2011	$9,827.9	$1,564.3	$302.3	$11,694.5	$(1,956.7)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	704.0	193.9	32.0	929.9	(6.9)
Purchases(1)	1,237.0	13.9	10.0	1,260.9	(105.0)
Sales	(228.3)	—	—	(228.3)	—
Settlements(2)	(0.3)	(2.3)	(10.0)	(12.6)	15.4

Ending balance September 30, 2011	$9,827.9	$1,564.3	$302.3	$11,694.5	$(1,956.7)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2012 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range
Real Estate Properties and Real Estate Joint Ventures	Office	Income Approach— Discounted cash flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.5% 5.5% - 8.8% 4.5% - 9.5%

	Industrial	Income Approach— Discounted cash flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 9.8% 5.5% - 8.5% 5.0% - 9.0%

	Residential	Income Approach— Discounted cash flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.0% - 8.0% 4.5% - 6.3% 3.8% - 5.8%

	Retail	Income Approach— Discounted cash flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 11.3% 5.8% - 11.0% 4.5% - 10.8%

Mortgage Loans Payable	Office and Industrial	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	36.0% - 67.0% 2.3% - 3.0% 36.0% - 67.0% 0.8% - 2.7%

	Residential	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	38.0% - 59.0% 1.8% - 2.6% 38.0% - 59.0% 0.8% - 2.1%

	Retail	Discounted cash flow Net Present Value	Loan to Value Ratio Credit Spreads Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	33.0% - 153.0% 2.4% - 6.7% 33.0% - 153.0% 0.7% - 13.8%

Limited Partnerships		Relative Value	Estimated Net Asset Value (NAV)*	0% - 11.0%

*	See Determination of Investments at Fair Value, Valuation of Real Estate Limited Partnerships within Note 1—Organization of Significant Accounting Policies.

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

During the nine months ended September 30, 2012 and 2011 there were no transfers between Levels 1, 2, or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2012	$116.0	$70.0	$42.8	$228.8	$8.2

For the nine months ended September 30, 2012	$436.3	$231.9	$60.3	$728.5	$(12.1)

For the three months ended September 30, 2011	$362.5	$75.1	$10.3	$447.9	$(6.4)

For the nine months ended September 30, 2011	$840.4	$213.8	$32.1	$1,086.3	$(6.9)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by such joint ventures. At September 30, 2012, the Account held 12 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre- determined threshold. The Account’s equity in the joint ventures was $1.8 billion at September 30, 2012 and $1.6 billion at December 31, 2011. The Account’s most significant joint venture investment was the DDR TC LLC joint venture (“DDR joint venture”) which represented 3.2% of the Account’s net assets and 2.8% of the Account’s invested assets at September 30, 2012.

The Account’s proportionate share of the fair value of the mortgage loans payable within the joint venture investments was $1.5 billion at September 30, 2012 and $1.6 billion at December 31, 2011. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.5 billion at September 30, 2012 and $1.6 billion at December 31, 2011.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate properties, at fair value	$5,077.7	$4,844.3
Other assets	167.4	128.9

Total assets	$5,245.1	$4,973.2

Liabilities & Equity
Mortgage Notes Payable, at fair value	$2,130.5	$2,259.1
Other liabilities	112.8	83.6

Total liabilities	2,243.3	2,342.7
Equity	3,001.8	2,630.5

Total liabilities and equity	$5,245.1	$4,973.2

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Revenue and Expenses
Revenues	$351.7	$338.7
Expenses	206.1	208.0

Excess of revenues over expenses	$145.6	$130.7

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies, and private real estate equity investment trusts that own real estate properties and real estate-related securities. The Account receives distributions from these investments based on the Account’s ownership interest percentages. At September 30, 2012, the Account held interests in three limited partnerships, two limited liability companies and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2012 through 2015. During 2012, the Account’s investment in MONY/Transwestern Mezz RP II, LLC; is anticipated to liquidate. The Account’s ownership interest in these six investments was $341.5 million and $307.5 million at September 30, 2012 and December 31, 2011, respectively.

Note 8—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		September 30, 2012	December 31, 2011
		(Unaudited)
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$208.3	$203.9	November 15, 2012
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	24.0	24.3	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.1	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street(1)(5)	5.97% paid monthly	111.2	112.3	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
The Colorado(1)(5)	5.65% paid monthly	83.4	84.3	November 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
The Legacy at Westwood(1)(5)	5.95% paid monthly	40.0	40.5	December 1, 2015
Regents Court(1)(5)	5.76% paid monthly	34.1	34.5	December 1, 2015
The Caruth(1)(5)	5.71% paid monthly	39.9	40.4	December 1, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	—	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	—	March 1, 2022
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,191.8	$2,008.6
Fair Value Adjustment(4)		23.5	19.6

Total mortgage loans payable		$2,215.3	$2,028.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of September 30, 2012. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $15.9 million.

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

	For the Nine Months Ended September 30, 2012	Years Ended December 31,
		2011	2010	2009
	(Unaudited)
Per Accumulation Unit data:
Rental income	$12.097	$17.224	$19.516	$22.649
Real estate property level expenses and taxes	6.345	8.640	9.987	11.193

Real estate income, net	5.752	8.584	9.529	11.456
Other income	1.522	2.143	2.214	2.778

Total income	7.274	10.727	11.743	14.234
Expense charges(1)	1.893	2.390	2.167	2.280

Investment income, net	5.381	8.337	9.576	11.954
Net realized and unrealized gain (loss) on investments and mortgage loans payable	14.105	20.144	16.143	(85.848)

Net (decrease) increase in Accumulation Unit Value	19.486	28.481	25.719	(73.894)
Accumulation Unit Value:
Beginning of period	247.654	219.173	193.454	267.348

End of period	$267.140	$247.654	$219.173	$193.454

Total return	7.87%	12.99%	13.29%	-27.64%
Ratios to Average net Assets(2):
Expenses(1)	0.71%	0.98%	1.09%	1.01%
Investment income, net	2.01%	3.42%	4.84%	5.29%
Portfolio turnover rate(2):
Real estate properties(3)	1.98%	3.01%	1.01%	0.75%
Marketable securities(4)	5.27%	3.43%	19.18%	0.00%
Accumulation Units outstanding at end of period (in millions):	53.8	53.4	48.1	39.5
Net assets end of period (in millions)	$14,695.9	$13,527.2	$10,803.1	$7,879.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the nine months ended September 30, 2012 would be $8.239 ($11.026, $12.154, and $13.473 for the years ended December 31, 2011, 2010, and 2009, respectively), and the Ratio of Expenses to average net assets for the nine months ended September 30, 2012 would be 3.08% (4.52%, 6.14%, and 5.96% for the years ended December 31, 2011, 2010, and 2009, respectively).

(2)	Amounts for the nine month period ended September 30, 2012 are not annualized.

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

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Outstanding:
Beginning of period	53.4	48.1
Credited for premiums	5.7	10.0
Liquidity units redeemed (see Note 3)	(2.4)	—
Annuity, other periodic payments, withdrawals and death benefits	(2.9)	(4.7)

End of period	53.8	53.4

Note 11—Commitments and Contingencies

Commitments—The Account had $11.5 million and $26.1 million of outstanding immediately callable commitments to purchase additional interests in four of its limited partnership investments as of September 30, 2012 and December 31, 2011, respectively. During the three and nine months ended September 30, 2012 the Account funded $7.0 million and $18.8 million in commitments, respectively.

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

Note 13—Subsequent Events

Waterfront at Marketplace—Pittsburgh, PA

On October 1, 2012, a retail property located in Pittsburgh, Pennsylvania was sold by the Account’s DDR joint venture investment, in which the Account holds an 85% ownership interest. The Accounts portion of the net sales price was $93.8 million.

Broadlands Business Park—Elkton, MA

On October 16, 2012, the Account sold an industrial property located in Elkton, Maryland for a net sales price of $31.0 million.

GE Appliance East Coast Distribution Center—Perryville, MA

On October 16, 2012, the Account sold an industrial property located in Perryville, Maryland for a net sales price of $46.5 million.

Prescott Apartments—Seattle, WA

On October 26, 2012, the Account purchased a four story, 154-unit apartment complex located in Seattle, Washington for $54.3 million.

MiMA—New York, NY

On November 13, 2012 the Account purchased a 70% interest in a joint venture, RGM 42, LLC, the primary asset of which is a high-rise residential apartment tower located in New York, New York for $282.6 million, net of debt financing.

Financings

On October 9, 2012 the Account extinguished $197.5 million of mortgage loans associated with four real estate property investments. Concurrent with this extinguishment the Account entered into four new mortgage loans, having total principal of $223.1 million, with a fixed interest rate of 3.69%, maturing November 1, 2022 collateralized by the previously mentioned four real estate property investments.

Marketable Securities

During the month of November 2012, the Account sold $199.6 million of real estate-related securities.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—64.1% and 63.6%

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Arizona:
Camelback Center	Office	$32.4		$34.4
Kierland Apartment Portfolio	Apartments	105.4	(1)	104.2	(1)
Phoenix Apartment Portfolio	Apartments	29.3		27.4
California:
3 Hutton Centre Drive	Office	38.0		37.7
50 Fremont Street	Office	421.9	(1)	332.3	(1)
88 Kearny Street	Office	96.6		81.9
275 Battery Street	Office	237.5		210.5
Centerside I	Office	—		40.7
Centre Pointe and Valley View	Industrial	29.3		22.6
Cerritos Industrial Park	Industrial	83.9		—
Great West Industrial Portfolio	Industrial	103.0		99.0
Larkspur Courts	Apartments	92.6		90.2
Northpark Village Square	Retail	41.4		40.6
Northern CA RA Industrial Portfolio	Industrial	45.0		44.2
Ontario Industrial Portfolio	Industrial	293.7		273.5	(1)
Pacific Plaza	Office	67.1	(1)	61.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	104.6		99.5
Regents Court	Apartments	75.3	(1)	68.0	(1)
Southern CA RA Industrial Portfolio	Industrial	87.1		78.1
The Forum at Carlsbad	Retail	185.2	(1)	180.5
The Legacy at Westwood	Apartments	99.5	(1)	96.8	(1)
Westcreek	Apartments	34.6		31.6
West Lake North Business Park	Office	45.4		43.6
Westwood Marketplace	Retail	108.0		97.0
Wilshire Rodeo Plaza	Office	170.5	(1)	166.1	(1)
Colorado:
Palomino Park	Apartments	241.6	(1)	214.7	(1)
Connecticut:
Ten & Twenty Westport Road	Office	138.9		130.7
Florida:
701 Brickell Avenue	Office	227.8		219.5
North 40 Office Complex	Office	27.1		29.7
Plantation Grove	Retail	10.6		9.9
Pointe on Tampa Bay	Office	—		47.3
Publix at Weston Commons	Retail	51.3	(1)	46.6	(1)
Quiet Waters at Coquina Lakes	Apartments	26.1		26.5
Seneca Industrial Park	Industrial	74.3		71.3
South Florida Apartment Portfolio	Apartments	75.1		71.6
Suncrest Village Shopping Center	Retail	11.4		12.2
The Fairways of Carolina	Apartments	24.1		24.5
The Residences at the Village of Merrick Park	Apartments	52.4		—
Urban Centre	Office	100.5		97.9
Weston Business Center	Industrial	87.3		85.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
France:
Printemps de L’Homme	Retail	$204.0		$209.9
Georgia:
Atlanta Industrial Portfolio	Industrial	43.7		43.7
Glenridge Walk	Apartments	37.7		35.2
Reserve at Sugarloaf	Apartments	42.2	(1)	45.9	(1)
Shawnee Ridge Industrial Portfolio	Industrial	57.6		51.8
Windsor at Lenox Park	Apartments	54.6	(1)	53.2	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	57.5		56.7
Chicago Industrial Portfolio	Industrial	67.4		66.5
Parkview Plaza	Office	39.3		39.4
Maryland:
Broadlands Business Park	Industrial	31.4		27.9
GE Appliance East Coast Distribution Facility	Industrial	47.1		34.3
The Shops at Wisconsin Place	Retail	96.3		—
Massachusetts:
99 High Street	Office	386.6	(1)	326.3	(1)
Needham Corporate Center	Office	21.8		20.4
Northeast RA Industrial Portfolio	Industrial	28.0		27.0
Residence at Rivers Edge	Apartments	89.0		80.9
The Newbry	Office	289.1		293.8
Nevada:
Fernley Distribution Facility	Industrial	6.8		7.0
New Jersey:
Konica Photo Imaging Headquarters	Industrial	18.9		18.7
Marketfair	Retail	71.1		68.1
Plainsboro Plaza	Retail	30.2		25.5
South River Road Industrial	Industrial	47.2		45.9
New York:
425 Park Avenue	Ground Lease	330.0		320.0
780 Third Avenue	Office	340.0		340.2
The Colorado	Apartments	162.0	(1)	150.6	(1)
The Corner	Apartments	228.0	(1)	215.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	31.7		30.9
The Pepper Building	Apartments	52.1		53.6
Tennessee:
Airways Distribution Center	Industrial	19.9		12.2
Summit Distribution Center	Industrial	19.8		15.4
Texas:
Dallas Industrial Portfolio	Industrial	159.8		159.9
Four Oaks Place	Office	483.8		447.5
Houston Apartment Portfolio	Apartments	228.5	(1)	206.7	(1)
Lincoln Centre	Office	228.7	(1)	213.3	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2012		2011
		(Unaudited)
Pinnacle Industrial Portfolio	Industrial	$40.3		$41.2
South Frisco Village	Retail	31.0	(1)	29.0	(1)
The Caruth	Apartments	76.6	(1)	70.6	(1)
The Maroneal	Apartments	45.9		43.1
United Kingdom:
1 & 7 Westferry Circus	Office	222.0	(1)	261.6	(1)
Virginia:
8270 Greensboro Drive	Office	34.8		34.2
Ashford Meadows Apartments	Apartments	100.1	(1)	101.3	(1)
The Ellipse at Ballston	Office	77.2		82.9
The Palatine	Apartments	136.0	(1)	135.0	(1)
Washington:
Circa Green Lake	Apartments	84.0		—
Creeksides at Centerpoint	Office	20.0		17.5
Fourth and Madison	Office	409.2	(1)	385.4	(1)
Millennium Corporate Park	Office	138.9		127.9
Northwest RA Industrial Portfolio	Industrial	25.5		22.4
Pacific Corporate Park	Industrial	35.2		—
Rainier Corporate Park	Industrial	85.6		75.4
Regal Logistics Campus	Industrial	66.9		61.4
Washington DC:
1001 Pennsylvania Avenue	Office	676.4	(1)	656.1	(1)
1401 H Street, NW	Office	215.8	(1)	205.9	(1)
1900 K Street, NW	Office	252.0		244.4
Mass Court	Apartments	169.0	(1)	—
Mazza Gallerie	Retail	69.8		69.1

TOTAL REAL ESTATE PROPERTIES (Cost $10,875.3 and $10,358.3)		$10,839.8		$9,857.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—12.6% and 12.3%
REAL ESTATE JOINT VENTURES—10.6% and 10.3%

Location/Description	Fair Value
	2012		2011
	(Unaudited)
California:
CA—Colorado Center LP Yahoo Center (50% Account Interest)	$226.8	(2)	$199.8	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	1.9	(5)	77.8
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	360.1	(2)	284.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	179.3		173.7
West Dade Associates Miami International Mall (50% Account Interest)	133.5	(2)	109.8	(2)
Georgia:
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	2.5	(5)	50.9
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	14.4		—
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	199.7		195.9
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	63.7	(2)	54.7	(2)
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	472.1	(2,3)	338.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	78.6	(2,3)	60.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	61.7	(2,3)	45.5	(2,3)

TOTAL REAL ESTATE JOINT VENTURES (Cost $1,884.3 and $1,895.8)	$1,794.3		$1,591.4

LIMITED PARTNERSHIPS—2.0% and 2.0%
Cobalt Industrial REIT (10.998% Account Interest)	$25.4		$25.7
Colony Realty Partners LP (5.27% Account Interest)	20.9		20.9
Heitman Value Partners Fund (8.43% Account Interest)	10.3		16.7
Lion Gables Apartment Fund (18.46% Account Interest)	252.2		225.4
MONY/Transwestern Mezz RP II (16.67% Account Interest)	1.2		2.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	31.5		16.0

TOTAL LIMITED PARTNERSHIPS (Cost $303.0 and $297.5)	$341.5		$307.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,187.3 and $2,193.3)	$2,135.8		$1,898.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

MARKETABLE SECURITIES—23.3% and 24.1%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.9% and 6.0%

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
126,382	92,462	Acadia Realty Trust	$3.1	$1.9
30,210	25,960	Agree Realty Corporation	0.8	0.6
5,843	3,783	Alexander’s, Inc.	2.5	1.4
177,507	133,337	Alexandria Real Estate Equities, Inc.	13.1	9.2
113,043	88,603	American Assets Trust, Inc.	3.0	1.8
252,609	155,209	American Campus Communities, Inc.	11.1	6.5
456,030	—	American Realty Capital Trust	5.4	—
1,126,926	—	American Tower Corp.	80.5	—
413,463	264,043	Apartment Investment and Management Company	10.7	6.0
184,243	149,993	Ashford Hospitality Trust, Inc.	1.5	1.2
142,565	92,295	Associated Estates Realty Corporation	2.2	1.5
273,190	204,720	Avalonbay Communities, Inc.	37.2	26.7
442,067	307,597	BioMed Realty Trust, Inc.	8.3	5.6
425,614	315,964	Boston Properties, Inc.	47.1	31.5
411,069	294,369	Brandywine Realty Trust	5.0	2.8
220,388	164,258	BRE Properties, Inc.	10.3	8.3
230,622	154,216	Camden Property Trust	14.9	9.6
110,978	66,398	Campus Crest Communities, Inc.	1.2	0.7
179,289	150,899	CapLease, Inc.	0.9	0.6
450,047	320,397	CBL & Associates Properties, Inc.	9.6	5.0
183,285	152,815	Cedar Shopping Centers, Inc.	1.0	0.7
39,517	39,517	Chatham Lodging Trust	0.5	0.4
87,052	74,212	Chesapeake Lodging Trust	1.7	1.1
—	116,477	Cogdell Spencer, Inc.	—	0.5
251,344	188,864	Colonial Properties Trust	5.3	3.9
60,473	48,303	CoreSite Realty Corporation	1.6	0.9
206,593	157,193	Corporate Office Properties Trust	5.0	3.3
298,296	239,606	Cousins Properties Incorporated	2.4	1.5
353,150	256,060	Cubesmart	4.5	2.7
715,540	533,880	DCT Industrial Trust, Inc.	4.6	2.7
863,368	597,828	Developers Diversified Realty Corporation	13.3	7.3
553,977	367,697	DiamondRock Hospitality Company	5.3	3.5
349,602	228,152	Digital Realty Trust, Inc.	24.4	15.2
300,784	205,213	Douglas Emmett, Inc.	6.9	3.7
764,496	542,036	Duke Realty Corporation	11.2	6.5
182,416	134,746	DuPont Fabros Technology, Inc.	4.6	3.3
81,439	59,989	EastGroup Properties, Inc.	4.3	2.6
321,721	158,681	Education Realty Trust, Inc.	3.5	1.6
133,892	103,012	Entertainment Properties Trust	5.9	4.5
119,038	87,088	Equity Lifestyle Properties, Inc.	8.1	5.8
165,246	127,616	Equity One, Inc.	3.5	2.2
854,180	633,670	Equity Residential	49.1	36.1
101,109	72,619	Essex Property Trust, Inc.	15.0	10.2
90,725	65,065	Excel Trust, Inc.	1.0	0.8
296,132	207,842	Extra Space Storage, Inc.	9.8	5.0
182,236	137,296	Federal Realty Investment Trust	19.2	12.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
358,465	271,895	FelCor Lodging Trust Incorporated	$1.7	$0.8
255,253	191,213	First Industrial Realty Trust, Inc.	3.4	2.0
146,851	110,661	First Potomac Realty Trust	1.9	1.4
238,609	181,429	Franklin Street Properties Corp.	2.6	1.8
1,347,760	1,012,300	General Growth Properties, Inc.	26.3	15.2
67,898	56,458	Getty Realty Corp.	1.2	0.8
27,330	20,610	Gladstone Commercial Corporation	0.5	0.4
401,792	220,762	Glimcher Realty Trust	4.3	2.0
101,587	78,067	Government Properties Income Trust	2.4	1.8
1,225,426	874,526	HCP, Inc.	54.5	36.2
650,991	415,456	Health Care REIT, Inc.	37.6	22.7
111,500	—	Healthcare Trust of America	1.1	—
224,282	160,772	Healthcare Realty Trust Incorporated	5.2	3.0
571,153	372,823	Hersha Hospitality Trust	2.8	1.8
213,089	155,319	Highwoods Properties, Inc.	7.0	4.6
138,930	103,500	Home Properties, Inc.	8.5	6.0
355,200	265,630	Hospitality Properties Trust	8.4	6.1
2,065,146	1,524,796	Host Hotels & Resorts, Inc.	33.1	22.5
240,918	180,198	HRPT Properties Trust	3.5	3.0
98,242	59,902	Hudson Pacific Properties, Inc.	1.8	0.8
255,309	198,739	Inland Real Estate Corporation	2.1	1.5
247,851	176,691	Investors Real Estate Trust	2.1	1.3
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	96.6	85.2
209,853	129,963	Kilroy Realty Corporation	9.4	4.9
1,165,034	879,374	Kimco Realty Corporation	23.6	14.3
172,013	146,123	Kite Realty Group Trust	0.9	0.7
245,992	181,102	LaSalle Hotel Properties	6.6	4.4
444,615	345,585	Lexington Realty Trust	4.3	2.6
336,930	251,650	Liberty Property Trust	12.2	7.8
87,336	68,836	LTC Properties, Inc.	2.8	2.1
253,013	189,553	Mack-Cali Realty Corporation	6.7	5.1
141,919	114,299	Maguire Properties, Inc.	0.5	0.2
387,167	247,227	Medical Properties Trust, Inc.	4.0	2.4
117,154	81,264	Mid-America Apartment Communities, Inc.	7.7	5.1
50,144	36,864	Mission West Properties, Inc.	0.4	0.3
108,037	81,077	Monmouth Real Estate Investment Corporation	1.2	0.7
79,884	63,644	National Health Investors, Inc.	4.1	2.8
308,040	216,060	National Retail Properties, Inc.	9.4	5.7
304,983	226,273	Omega Healthcare Investors, Inc.	6.9	4.4
40,857	38,237	One Liberty Properties, Inc.	0.8	0.6
59,279	52,329	Parkway Properties, Inc.	0.8	0.5
151,167	113,497	Pebblebrook Hotel Trust	3.5	2.2
161,205	122,245	Pennsylvania Real Estate Investment Trust	2.6	1.3
497,082	379,392	Piedmont Office Realty Trust, Inc.	8.6	6.5
467,697	351,127	Plum Creek Timber Company, Inc.	20.5	12.8
153,383	106,883	Post Properties, Inc.	7.4	4.7
115,468	88,608	Potlatch Corporation	4.3	2.8
1,303,521	990,211	ProLogis	45.7	28.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2012	2011		2012	2011
			(Unaudited)
52,110	41,980	PS Business Parks, Inc.	$3.5	$2.3
362,584	275,476	Public Storage, Inc.	50.5	37.0
134,670	87,600	Ramco-Gershenson Properties Trust	1.7	0.9
351,889	261,199	Rayonier, Inc.	17.2	11.7
382,253	279,343	Realty Income Corporation	15.6	9.8
142,776	93,946	Retail Opportunity Investment	1.8	1.1
91,220	—	Retail Properties of America	1.0	—
257,998	197,908	Regency Centers Corporation	12.6	7.4
305,630	177,170	RLJ Lodging Trust	5.8	3.0
66,283	—	Rouse Properties, Inc.	1.0	—
42,076	33,036	Saul Centers, Inc.	1.9	1.2
25,230	—	Select Income Real Estate Investment Trust	0.6	—
501,417	330,697	Senior Housing Properties Trust	10.9	7.4
872,486	632,140	Simon Property Group, Inc.	132.5	81.6
257,439	183,739	SL Green Realty Corp.	20.6	12.3
83,409	61,829	Sovran Self Storage, Inc.	4.8	2.6
98,940	20,050	Stag Industrial, Inc.	1.6	0.2
588,309	385,489	Strategic Hotels & Resorts, Inc.	3.5	2.1
79,688	59,168	Summit Hotel Properties, Inc.	0.7	0.6
76,176	46,326	Sun Communities, Inc.	3.4	1.7
106,113	60,363	Sun Healthcare Group, Inc.	2.1	0.7
390,446	262,606	Sunstone Hotel Investors, L.L.C.	4.3	2.1
266,464	178,864	Tanger Factory Outlet Centers, Inc.	8.6	5.2
168,909	126,129	Taubman Centers, Inc.	13.0	7.8
36,064	16,174	Terreno Realty Corporation	0.6	0.2
378,792	286,812	The Macerich Company	21.7	14.5
714,461	472,751	UDR, Inc.	17.7	11.9
31,724	21,414	UMH Properties, Inc.	0.4	0.2
34,258	27,258	Universal Health Realty Income Trust	1.6	1.1
56,293	50,503	Urstadt Biddle Properties, Inc.	1.1	0.9
835,764	619,340	Ventas, Inc.	52.0	34.1
523,383	396,923	Vornado Realty Trust	42.4	30.5
189,817	145,677	Washington Real Estate Investment Trust	5.1	4.0
347,240	262,970	Weingarten Realty Investors	9.8	5.8
1,539,828	1,164,958	Weyerhaeuser Company	40.3	21.8
26,270	—	Whitestone Real Estate Investment Trust B	0.3	—
66,697	53,117	Winthrop Realty Trust	0.7	0.7

TOTAL REAL ESTATE EQUITY SECURITIES (Cost $1,326.9 and $895.3)			$1,496.5	$927.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.4% and 18.1%
GOVERNMENT AGENCY NOTES—5.5% and 10.0%

Principal		Issuer	Yield (4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	36.9	Fannie Mae Discount Notes	0.051%	1/3/12	$—	$36.9
—	4.5	Fannie Mae Discount Notes	0.030%	1/4/12	—	4.5
—	40.0	Fannie Mae Discount Notes	0.035%	1/25/12	—	40.0
—	41.3	Fannie Mae Discount Notes	0.025%-0.051%	2/8/12	—	41.3
—	18.1	Fannie Mae Discount Notes	0.030%	2/13/12	—	18.1
—	25.3	Fannie Mae Discount Notes	0.015%	3/8/12	—	25.3
—	12.0	Fannie Mae Discount Notes	0.061%	5/2/12	—	12.0
—	50.0	Fannie Mae Discount Notes	0.152%	5/3/12	—	50.0
—	56.2	Fannie Mae Discount Notes	0.061%-0.066%	5/21/12	—	56.2
—	48.6	Fannie Mae Discount Notes	0.071%	5/30/12	—	48.6
—	24.2	Fannie Mae Discount Notes	0.066%	6/6/12	—	24.2
—	30.2	Fannie Mae Discount Notes	0.137%-0.142%	7/16/12	—	30.2
25.0	—	Fannie Mae Discount Notes	0.107%	10/1/12	25.0	—
50.0	—	Fannie Mae Discount Notes	0.136%	11/14/12	50.0	—
23.8	—	Fannie Mae Discount Notes	0.127%-0.152%	11/21/12	23.8	—
23.8	—	Fannie Mae Discount Notes	0.167%	12/12/12	23.8	—
25.0	—	Fannie Mae Discount Notes	0.162%	12/19/12	25.0	—
22.8	—	Fannie Mae Discount Notes	0.152%	12/26/12	22.8	—
—	17.0	Federal Farm Credit Bank Discount Notes	0.010%	1/3/12	—	17.0
19.4	—	Federal Home Loan Bank Construction Discount Notes	0.137%	2/20/13	19.4	—
—	38.0	Federal Home Loan Bank Discount Notes	0.020%	1/6/12	—	38.0
—	20.0	Federal Home Loan Bank Discount Notes	0.010%-0.154%	1/13/12	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.046%	1/13/12	—	50.0
—	48.0	Federal Home Loan Bank Discount Notes	0.051%	1/18/12	—	48.0
—	25.2	Federal Home Loan Bank Discount Notes	0.015%-0.030%	1/20/12	—	25.2
—	13.3	Federal Home Loan Bank Discount Notes	0.011%	1/27/12	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.035%	2/1/12	—	50.0
—	42.2	Federal Home Loan Bank Discount Notes	0.035%	2/3/12	—	42.2
—	70.1	Federal Home Loan Bank Discount Notes	0.025%-0.030%	2/10/12	—	70.1
—	19.4	Federal Home Loan Bank Discount Notes	0.025%	2/13/12	—	19.4
—	60.0	Federal Home Loan Bank Discount Notes	0.030%-0.071%	2/17/12	—	60.0
—	7.2	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	—	7.2
—	16.1	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	—	16.1
—	34.4	Federal Home Loan Bank Discount Notes	0.025%	3/21/12	—	34.4
—	19.2	Federal Home Loan Bank Discount Notes	0.071%	3/28/12	—	19.2
—	45.7	Federal Home Loan Bank Discount Notes	0.091%	4/4/12	—	45.7
—	21.0	Federal Home Loan Bank Discount Notes	0.076%-0.081%	5/9/12	—	21.0
—	47.6	Federal Home Loan Bank Discount Notes	0.056%-0.081%	5/18/12	—	47.6
—	50.0	Federal Home Loan Bank Discount Notes	0.081%	5/23/12	—	50.0
—	9.0	Federal Home Loan Bank Discount Notes	0.101%	7/11/12	—	9.0
23.0	—	Federal Home Loan Bank Discount Notes	0.101%	10/9/12	23.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.117%	10/17/12	50.0	—
38.0	—	Federal Home Loan Bank Discount Notes	0.122%	10/24/12	38.0	—
44.6	—	Federal Home Loan Bank Discount Notes	0.124%-0.132%	10/26/12	44.6	—
50.0	—	Federal Home Loan Bank Discount Notes	0.122%	11/2/12	50.0	—
17.5	—	Federal Home Loan Bank Discount Notes	0.117%	11/9/12	17.5	—
37.0	—	Federal Home Loan Bank Discount Notes	0.127%	11/28/12	37.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield (4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
31.0	—	Federal Home Loan Bank Discount Notes	0.132%	12/5/12	$31.0	$—
15.0	—	Federal Home Loan Bank Discount Notes	0.147%	12/17/12	15.0	—
41.9	—	Federal Home Loan Bank Discount Notes	0.157%	1/23/13	41.9	—
—	50.0	Freddie Mac Discount Notes	0.041%	1/9/12	—	50.0
—	37.0	Freddie Mac Discount Notes	0.046%	1/17/12	—	37.0
—	29.5	Freddie Mac Discount Notes	0.035%	1/30/12	—	29.5
—	20.0	Freddie Mac Discount Notes	0.051%	2/14/12	—	20.0
—	42.9	Freddie Mac Discount Notes	0.061%-0.101%	2/21/12	—	42.9
—	27.3	Freddie Mac Discount Notes	0.020%	3/5/12	—	27.3
—	9.5	Freddie Mac Discount Notes	0.035%	3/9/12	—	9.5
—	17.5	Freddie Mac Discount Notes	0.035%	3/13/12	—	17.5
—	25.5	Freddie Mac Discount Notes	0.081%-0.091%	3/19/12	—	25.5
—	21.2	Freddie Mac Discount Notes	0.086%	4/3/12	—	21.2
—	35.2	Freddie Mac Discount Notes	0.096%	4/9/12	—	35.2
—	21.3	Freddie Mac Discount Notes	0.094%	4/10/12	—	21.3
—	20.2	Freddie Mac Discount Notes	0.066%	4/16/12	—	20.2
—	23.2	Freddie Mac Discount Notes	0.076%-0.091%	5/7/12	—	23.2
—	5.7	Freddie Mac Discount Notes	0.081%	5/14/12	—	5.7
—	13.5	Freddie Mac Discount Notes	0.081%	5/29/12	—	13.5
—	29.6	Freddie Mac Discount Notes	0.071%-0.101%	6/4/12	—	29.6
—	11.0	Freddie Mac Discount Notes	0.076%-0.112%	6/11/12	—	11.0
—	20.9	Freddie Mac Discount Notes	0.071%	6/18/12	—	20.8
22.4	—	Freddie Mac Discount Notes	0.122%	10/2/12	22.4	—
41.7	—	Freddie Mac Discount Notes	0.129%	10/22/12	41.7	—
47.5	—	Freddie Mac Discount Notes	0.127%	10/29/12	47.5	—
39.4	—	Freddie Mac Discount Notes	0.122%-0.152%	11/5/12	39.4	—
25.0	—	Freddie Mac Discount Notes	0.142%	11/6/12	25.0	—
12.7	—	Freddie Mac Discount Notes	0.152%	11/13/12	12.7	—
42.9	—	Freddie Mac Discount Notes	0.127%-0.152%	11/26/12	42.9	—
5.0	—	Freddie Mac Discount Notes	0.152%	12/31/12	5.0	—
22.3	—	Freddie Mac Discount Notes	0.178%	1/3/13	22.3	—
17.1	—	Freddie Mac Discount Notes	0.173%	1/7/13	17.1	—
37.6	—	Freddie Mac Discount Notes	0.152%	1/14/13	37.6	—
74.0	—	Freddie Mac Discount Notes	0.142%	1/22/13	74.0

TOTAL GOVERNMENT AGENCY NOTES (Cost $925.2 and $1,551.5)					$925.4	$1,551.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—8.9% and 8.1%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
—	19.9	United States Treasury Bills	0.020%	3/1/12	$—	$19.9
—	3.1	United States Treasury Bills	0.030%	3/8/12	—	3.1
—	50.0	United States Treasury Bills	0.037%	3/22/12	—	50.0
—	40.3	United States Treasury Bills	0.020%-0.032%	3/29/12	—	40.3
—	60.8	United States Treasury Bills	0.020%-0.100%	4/19/12	—	60.8
—	20.0	United States Treasury Bills	0.041%-0.042%	5/3/12	—	20.0
—	50.0	United States Treasury Bills	0.020%-0.053%	5/10/12	—	50.0
—	82.0	United States Treasury Bills	0.020%-0.035%	5/17/12	—	82.0
—	23.4	United States Treasury Bills	0.025%-0.084%	5/24/12	—	23.4
—	40.0	United States Treasury Bills	0.020%	5/31/12	—	40.0
—	40.0	United States Treasury Bills	0.056%-0.114%	8/23/12	—	40.0
43.4	—	United States Treasury Bills	0.075%-0.112%	10/4/12	43.4	—
84.6	—	United States Treasury Bills	0.066%-0.106%	10/11/12	84.6	—
84.5	—	United States Treasury Bills	0.071%-0.076%	10/18/12	84.5	—
43.7	—	United States Treasury Bills	0.102%	10/25/12	43.7	—
42.5	—	United States Treasury Bills	0.083%	11/1/12	42.5	—
30.5	—	United States Treasury Bills	0.108%	11/8/12	30.5	—
80.0	80.0	United States Treasury Bills	0.087%	11/15/12	80.0	79.9
13.4	—	United States Treasury Bills	0.113%	11/23/12	13.4	—
24.2	—	United States Treasury Bills	0.081%-0.125%	11/29/12	24.1	—
50.0	—	United States Treasury Bills	0.099%	12/13/12	50.0	—
30.0	—	United States Treasury Bills	0.106%	12/20/12	30.0	—
20.0	—	United States Treasury Bills	0.109%	12/27/12	20.0	—
47.0	—	United States Treasury Bills	0.132%	1/17/13	47.0	—
1.5	—	United States Treasury Bills	0.135%	1/31/13	1.5	—
200.0	—	United States Treasury Bills	0.122%-0.153%	2/7/13	199.9	—
50.0	—	United States Treasury Bills	0.104%	2/21/13	50.0	—
—	50.0	United States Treasury Notes	0.259%	1/15/12	—	50.0
—	11.5	United States Treasury Notes	0.024%	1/31/12	—	11.5
—	20.0	United States Treasury Notes	0.345%	2/15/12	—	20.0
—	30.6	United States Treasury Notes	0.138%	2/29/12	—	30.6
—	15.0	United States Treasury Notes	0.078%	3/15/12	—	15.0
—	9.9	United States Treasury Notes	0.020%-0.264%	3/31/12	—	10.0
—	50.0	United States Treasury Notes	0.095%	4/30/12	—	50.2
—	47.5	United States Treasury Notes	0.108%	5/15/12	—	47.6
—	100.0	United States Treasury Notes	0.030%-0.119%	5/31/12	—	100.3
—	68.0	United States Treasury Notes	0.103%-0.107%	6/15/12	—	68.5
—	80.7	United States Treasury Notes	0.114%-0.139%	7/31/12	—	81.0
—	47.7	United States Treasury Notes	0.131%-0.175%	8/15/12	—	48.2
—	46.6	United States Treasury Notes	0.097%-0.145%	8/31/12	—	46.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
					(Unaudited)
50.0	50.0	United States Treasury Notes	0.125%	10/15/12	$50.0	$50.5
97.2	61.5	United States Treasury Notes	0.127%-0.161%	10/31/12	97.2	61.6
64.3	50.0	United States Treasury Notes	0.149%-0.152%	11/30/12	64.4	50.2
69.5	—	United States Treasury Notes	0.180%-0.181%	12/15/12	69.6	—
20.0	—	United States Treasury Notes	0.203%	12/31/12	20.0	—
50.0	—	United States Treasury Notes	0.162%	1/15/13	50.2	—
58.4	—	United States Treasury Notes	0.172%-0.174%	1/31/13	58.5	—
44.7	—	United States Treasury Notes	0.163%	2/15/13	44.9	—
20.6	—	United States Treasury Notes	0.198%	2/28/13	20.6	—
39.4	—	United States Treasury Notes	0.201%	3/31/13	39.5	—
28.4	—	United States Treasury Notes	0.164%	4/30/13	28.4	—
34.0	—	United States Treasury Notes	0.147%	5/15/13	34.3	—
30.0	—	United States Treasury Notes	0.198%	5/31/13	30.1	—
50.0	—	United States Treasury Notes	0.181%	7/31/13	50.1	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,502.8 and $1,251.1)	$1,502.9	$1,251.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,428.0 and $2,802.6)	$2,428.3	$2,802.8

TOTAL MARKETABLE SECURITIES (Cost $3,754.9 and $3,697.9)	$3,924.8	$3,730.7

TOTAL INVESTMENTS (Cost $16,817.5 and $16,249.5)	$16,900.4	$15,487.2

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash in the Account during times of appreciating real estate values can impair the Account’s overall return;

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

•

Conflict of Interests: Conflict of interest associated with TIAA serving as investment manager of the Account and provider of the liquidity guarantee at the same time as TIAA and its affiliates are serving as an investment manager to other real estate accounts or funds, including conflicts associated with satisfying its fiduciary duties to all such accounts and funds associated with purchasing, selling and leasing of properties;

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have its securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, real estate investment trust (“REIT”) securities and commercial mortgage-backed securities (“CMBS”), and non-real estate-related liquid assets, including:

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

More detailed discussions of certain of these risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and also in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2012 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

THIRD QUARTER 2012 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

U.S. economic growth continued at a moderate pace in the third quarter of 2012. The Bureau of Economic Analysis’s initial estimate of growth of Gross Domestic Product (“GDP”) in the third quarter of 2012 was an increase of 2.0%, as compared with an increase of 1.3% in the second quarter of 2012. GDP growth grew at a stronger rate in the third quarter due to increases in consumer spending, federal government spending, and residential fixed investment. Offsetting these increases were declines in exports, non-residential fixed investment and business inventories. Of particular note in the third quarter report was the increase in consumer spending to 2.0% from 1.5% in the prior quarter and the 9.6% increase in federal government spending, which was the first such increase since 2010. The stronger than expected growth in the third quarter came despite reports that businesses were delaying hiring and spending decisions due to uncertainty about the impact of potential U.S. government spending cuts and the limited progress in resolving the European debt crisis.

Along with better than expected growth in GDP, payroll employment grew at a stronger rate in the third quarter, with a gain of 437,000 jobs as compared with only 200,000 in the second quarter. With job growth averaging 145,000 during both the third quarter and the first nine months of 2012, hiring was at a level that was sufficient to absorb new entrants into the labor force. Because of the uptick in employment growth, the unemployment rate fell to 7.8%, which is the first time the unemployment rate has been below 8.0% since

January 2009. Similarly, retail sales grew at a healthy rate in the third quarter, with retail sales excluding the more volatile motor vehicles and parts sector growing 3.9% compared with the third quarter of 2011. Moreover, retail sales during the first nine months of 2012 increased 5.0% compared with the first nine months of 2011. The healthy growth in retail sales during the first nine months of the year bodes well for the upcoming holiday season as well as GDP growth in the coming quarters as consumer spending accounts for upwards of 70% of GDP.

While economic data for the third quarter was stronger than for the second, businesses and consumers remained cautious given the so-called “fiscal cliff” and the uncertainty associated with the upcoming Presidential election. The fiscal cliff refers to a series of federal government tax increases and spending reductions that will automatically occur at the end of 2012 as mandated by the Budget Control Act of 2011. Presently, various Congressional working groups are seeking a solution that balances the need for near-term economic growth with long-term reduction for the federal budget deficit and a solution may ultimately be reached. However, U. S. consumers and businesses are likely to remain cautious in the interim. According to estimates from the Congressional Budget Office (“CBO”), GDP growth in 2012 will be reduced by upwards of 0.5% as businesses delay hiring and spending decisions until decisions about the federal government budget and budget deficit are made. Economic growth in 2013 is also at risk as the CBO projects that GDP growth would turn negative in 2013, and thereby put the economy back into recession, if the full range of tax increases and spending cuts were allowed to take effect. Most notable are the expiration of the previous administration’s income and payroll tax cuts as well as cuts in federal government spending that were mandated as part of 2011’s debt ceiling deal.

The European sovereign debt crisis continued to have a similar dampening effect on U.S. and global economic activity. During the third quarter of 2012, Greece announced further austerity measures to reduce budget deficits in order to receive bailout funds. Conditions in Spain deteriorated further with the recession deepening, the budget deficit widening, and unemployment rate rising to 25%. Standard & Poor’s recent downgrade of Spain’s sovereign debt rating to one step above junk bond status is indicative of the precarious position of the country’s financial condition. The difficulties of Greece, Spain, Portugal and Italy are also affecting growth in stalwarts like Germany and France where GDP grew 0.3% and 0.0%, respectively, in the second quarter. However, the recent announcement by Mario Draghi, the President of the European Central Bank (“ECB”), that the ECB will buy the sovereign bonds of Spain and Italy in unlimited quantities has been heralded by some as the likely turning point in the sovereign debt crisis. While there are conditions to the pledge—countries must commit to additional actions to meet budget deficit targets—such power will allow the ECB to act as a “lender of last resort” much like the U.S. Federal Reserve. Still, it addresses only a small part of the Euro-zone problem. In a September 2012 report, the Organization for Economic and Co-operative Development Chief Economist noted that “Resolving the euro area’s banking, fiscal and competitiveness problems is still the key to recovery.” Because these underlying structural problems will require significant time to be resolved, economic weakness in Europe is likely to be protracted.

In addition to fostering uncertainty, Europe’s fiscal crisis has slowed the global economy by, for example, reducing U.S. exports to Europe. Similarly, economic growth in China, Brazil, and India has also slowed. Prevailing downside risks to the global economy led the International Monetary Fund (“IMF”) to lower its forecast of global growth for the second time this year, noting that “The recovery has suffered new setbacks, and uncertainty weighs heavily on the outlook.” While the IMF expects the global economy to grow 3.6% on average in 2013, growth forecasts were lowered for virtually every country and region. Moreover, the IMF notes that its forecast is predicated on the assumption that U.S. and European policymakers deal proactively with existing economic challenges. Otherwise, global growth will once again fall short of projections.

Given the downside risks both domestically and abroad and the subdued inflation outlook, U.S. monetary policy remains highly accommodative, with the target rate for the fed funds rate remaining at zero to a quarter percent. Moreover, in a statement following its September 2012 meeting, the Federal Open Markets Committee (“FOMC”) stated that economic conditions were now expected to warrant keeping the fed funds rate at this level “at least through mid-2015.” Previously, the FOMC expected to keep the fed funds rate at zero to a quarter percent through mid-2014. The FOMC also announced that it had increased its purchases of longer-term securities to $40 billion per month in order to put downward pressure on long-term interest rates. Moreover, it was poised to purchase additional securities and employ other policy tools to further bolster economic conditions if labor market conditions did not improve materially. Though U.S.

macroeconomic conditions appear to be improving, the FOMC’s actions and statements are indicative of the considerable downside risks to U.S. economic growth that remain both from domestic and global forces.

Central banks across the globe have also adopted more accommodative monetary policies in order to support economic growth. Most recently, the Australian Central Bank reduced its benchmark rate by a quarter percent. Other central banks have already reduced interest rates several times to combat slowing economic growth, with many having little room for further cuts. Additional stimulus in many countries is expected to come in the form of nonconventional easing. Whether unconventional measures will be sufficient to satisfy financial markets or spur economic activity remains to be seen. Still, the coordinated actions of central banks are indicative of a resolve to use all available tools to foster global growth.

The uncertain outlook for the global economy fostered a defensive and cautious approach by investors who continued to put money in safe havens such as the U.S., Germany, and Japan as well as countries like Switzerland, Denmark and Finland. However, there are indications that safe haven bond yields cannot go much lower given that yields in a number of safe havens are negative in real terms, i.e., after accounting for inflation. This concern weighed on Treasuries, with the yield on the 10 Year Treasury both starting and ending the quarter at 1.65% but in the interim falling to an historic low of 1.40% in August and then rising to 1.88% in mid-September. By comparison, equity markets recorded solid gains in the quarter with the Dow Jones Industrial Average up 5% and the S&P 500 up 8.5%. Despite concerns about slowing global growth, gold prices hit a peak of $1,800 per ounce in early October; commodity prices showed similar resilience despite evidence of weaker demand.

Recent trends in key U.S. economic indicators are summarized in the table below. Evidence of the headwinds faced by the U.S. economy is shown by the subpar GDP growth thus far in 2012; however, the uptick in employment growth during the third quarter is noteworthy.

Economic Indicators*

	2011Q4	2012Q1	2012Q2	2012Q3	Forecast
					2012	2013
Economy(1)
Gross Domestic Product (GDP)	4.1%	2.0%	1.3%	2.0%	2.1%	2.0%
Employment Growth (Thousands)	492	677	200	437	1,400	1,500
Interest Rates(2)
10 Year Treasury	2.05%	2.04%	1.82%	1.64%	1.80%	2.10%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

Other indicators of U.S. economic activity, including those summarized in the table below, show the uneven growth in various sectors of the economy. For example, retail sales showed weak growth on a month-to-month basis, but comparatively stronger trends compared with 2011. By comparison, evidence is accumulating that the housing market is recovering. Existing home sales increased the first two months of the quarter. Although sales slowed in September compared to August, the pace was 11% above the previous year. In addition, the national median home price increased for the seventh consecutive month in September. New home sales increased 5.7% in September and several of the nation’s largest home builders reported solid sales and order backlogs in the quarter. Housing starts jumped 11% in September, 2012 and are now running at the fastest annual rate in more than four years. Continued improvement in the housing market would likely provide a significant boost to economic activity in 2013.

Broad Economic Indicators*

	Full Year		July 2012	August 2012	September 2012
	2010	2011
% Change from prior month or year
Inflation (Consumer Price Index)	1.6%	3.2%	0.0%	0.6%	0.6%
Retail Sales (excl. auto, parts & gas)	3.2%	5.2%	0.9%	0.3%	0.9%
Total Existing Home Sales	-3.5%	1.7%	2.3%	8.1%	-1.7%
New Home Sales	-13.9%	-5.3%	3.6%	-1.3%	5.7%
Single-Family Housing Starts	5.9%	-8.6%	-4.7%	7.3%	11.0%
Annual or Monthly Average
Unemployment Rate	9.6%	9.0%	8.3%	8.1%	7.8%

*	Data subject to revision.

Full Year inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The October 10, 2012 Beige Book, which detailed economic activity across the twelve Federal Reserve Districts (“Districts”), provided anecdotal reports of continued moderate growth in economic activity during the third quarter. Reports from ten of the twelve Districts indicated that economic activity continued at a modest pace since July, with only the New York and Kansas City districts reported some leveling off or slowing in the pace of growth, respectively. Similarly, retail sales increased modestly in most Districts, with New York, Chicago and Kansas City being the only exceptions. Activity in the manufacturing sector was mixed, though somewhat improved on balance since July’s report. All Districts reported stronger residential markets, with sales increasing in all Districts, and substantially in some, and prices generally either steady or rising. Residential rental markets continued to be characterized as strong, though rent increases dissipated in the New York and Atlanta Districts. Commercial real estate activity continued to be characterized as mixed with weakness in office market conditions and expected increases in supply anticipated in early 2013. Hiring occurred at a tepid pace in most Districts, with the upcoming presidential election, U.S. fiscal policy, and European debt issues cited by some as restraining hiring. Wage pressures remained modest except for highly skilled workers in information technology, health care, professional services and some skilled trades. Inflation pressures also remained modest, despite scattered reports of higher crop prices starting to be evident in consumer food prices. Overall, regional reports provided confirmation of continued moderate economic growth in the third quarter.

The general consensus of public and private sector economists is that economic activity will remain moderate in the fourth quarter of 2012 and into the early part of 2013 but be measurably stronger in the second half of 2013. Moderate growth is expected to continue into 2013 due to the looming fiscal cliff, the upcoming Presidential election, ongoing problems in Europe, and weaker growth in China, Brazil and India. However, growth is expected to accelerate after this uncertainty dissipates. The consensus of economists surveyed as part of the October 1, 2012 Blue Chip Financial Forecast publication was for U.S. GDP to grow at a 1.9% rate during the fourth quarter of 2012, at just under a 2.0% rate in the first half of 2013, and at a 2.5+% rate in the second half of 2013. While GDP growth of this magnitude would still be moderate, it would nonetheless provide support for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the period ended September 30, 2012 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Econometric Advisors (“CBRE-EA”) calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate activity continued at a modest but still healthy pace during the third quarter of 2012, as companies exhibited caution given the uncertain outlook for the U.S. economy. Similarly, commercial real estate fundamentals improved modestly, with the strongest gains in the apartment market and continued slow improvement in office, industrial and retail markets. Commercial property sales volumes totaled $67 billion in the third quarter of 2012, an increase of 19% compared to third quarter of 2011. Only multi- family saw a significant increase in sales; office, industrial and retail property sales were all either flat or up modestly compared to the same period of 2011. Apartment sales during the third quarter were boosted by a large portfolio purchase as Lehman purchased the outstanding portion of Archstone. Excluding this transaction, apartment sales experienced a modest increase. Institutional investors continued to be highly focused on top properties in major markets such as Washington DC, New York, Boston, San Francisco and Los Angeles. Nonetheless, there were indications of growing interest in secondary and tertiary markets as evidenced by recent large office sales in markets such as Charlotte, Denver, Philadelphia, Nashville, and Salt Lake City.

Reflective in part of real estate’s attractive return prospects relative to other asset classes, the Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 2.5% in the third quarter of 2012 as compared with a 1.7% increase in the second quarter of 2012. Commercial property values as estimated by the CPPI have increased 6% over the past year, and according to Green Street Advisors “.  .  . are now, on average, within a few percentage points of their 2007 highs. Property values continue to benefit from today’s low-return environment, and additional upside may exist.”

Preliminary NCREIF Open End Diversified Core Equity (“ODCE”) returns for the third quarter of 2012 were 2.8%, consisting of a 1.3% income return and 1.5% capital return. For the twelve month period ended September 30, 2012, ODCE returns were 11.6%, consisting of a 5.4% income return and a 5.9% capital return. By comparison, returns for the twelve month period ended June 30, 2012 were 12.4%.

Data for the Account’s top five markets in terms of market value as of September 30, 2012 are provided below. These markets represent 44.4% of the Account’s total real estate portfolio.

Metropolitan Area	Account % Leased Market Value Weighted*	# of Property Investments	Metro Area as a % of Total Real Estate Portfolio	Metro Area as a % of Total Investments

Washington-Arlington- Alexandria, DC-VA-MD-WV	90.4%	10	14.6%	10.9%
New York-White Plains-Wayne, NY-NJ	97.5%	5	8.5%	6.4%
Los Angeles-Long Beach-Glendale, CA	91.9%	10	7.3%	5.5%
Boston-Quincy, MA	87.9%	5	7.3%	5.5%
San Francisco-San Mateo-Redwood City, CA	91.6%	5	6.7%	5.0%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CBRE-EA, the national office vacancy rate was 15.5% in the third quarter of 2012 as compared to 15.7% in the second quarter of 2012. Nationally, the office vacancy rate has declined from its most recent peak of 16.9% experienced during the second quarter of 2010. Office market conditions continued to improve despite only moderate office employment growth along with tenant delays in making space decisions given the still uncertain economic outlook.

The vacancy rate for the Account’s office portfolio averaged 10.4% as of the end of the third quarter of 2012 as compared to 12.0% for the second quarter of 2012. As shown in the table below, the vacancy rate of properties owned by the Account in four of its top five office markets—Washington DC, San Francisco, Seattle and Houston—remained at or below their respective market averages, while the vacancy rate of the Account’s properties in Boston was only slightly above the market average. The vacancy rate of the Account’s properties in its top market, Washington, DC, was the highest of its top markets due to a large block of space that was vacated by a single large tenant in the third quarter of 2012. A portion of this space has been leased to a new tenant and the balance is being marketed. Nonetheless, the Washington DC market remains competitive with leasing slowing down as a result of expected federal government budget and spending cuts and companies seeking to reduce space requirements through more efficient space usage.

				Account Weighted Average Vacancy		Metropolitan Area Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q3	2012Q2	2012Q3	2012Q2

Office	National			10.4%	12.0%	15.5%	15.7%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,256.2	7.4%	13.1%	14.5%	14.8%	14.7%
2	Boston-Quincy, MA	$897.2	5.3%	11.4%	12.2%	11.1%	11.7%
3	San Francisco-San Mateo-Redwood City, CA	$757.9	4.5%	8.4%	9.1%	10.2%	9.9%
4	Seattle-Bellevue-Everett, WA	$568.1	3.4%	9.9%	9.8%	14.2%	13.9%
5	Houston-Sugar Land-Baytown, TX	$483.8	2.9%	2.1%	5.1%	13.8%	14.0%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results for the third quarter of 2012 were consistent with office market trends at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the third quarter of 2012, the financial sector added 21,000 jobs after a gain of 20,000 jobs in the second quarter of 2012. While September 2012 marked the sector’s twelfth consecutive month of growth, banks and financial firms are still looking to reduce space usage and occupancy costs in order to improve profitability. The professional and business services sector added 73,000 jobs in the quarter, following a gain of 104,000 jobs in the second quarter of 2012. Growth in the technology sector has offset weak demand from financial services and professional and business services in a number of markets, and particularly in San Francisco, Seattle, Boston and New York. While prospects for continued gradual improvement in office market conditions are promising given ongoing office employment growth and minimal construction, progress is likely to remain sporadic until the Presidential election is completed and fiscal cliff issues are resolved.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. As a result of thirteen consecutive quarters of U.S. GDP growth, 2.8% growth in industrial production during the first nine months of 2012, and a rebound in global trade flows, U.S. industrial market conditions continued their gradual improvement. Gains were most evident in coastal port markets where global trade activity is centered. During the third quarter of 2012, the national industrial availability rate declined for the ninth consecutive quarter to 13.1% as compared to 13.2% in the second quarter of 2012. By comparison, the vacancy rate for the Account’s industrial property portfolio was well below the national average at 6.4%. As shown below, the vacancy rate of the Account’s properties in four of its top five industrial markets remained well below their respective market averages. The only exception was Los Angeles where the vacancy rate of the Account’s properties has remained elevated due to continued weakness in small tenant demand; however, negotiations are underway with several prospective tenants for some of the vacant space. The vacancy rate of the Account’s properties in the Riverside-San Bernardino metropolitan area remained below the market average but increased as a result of a large tenant vacating one of the properties; however, the space has already been shown to several prospective tenants.

				Account Weighted Average Vacancy		Metropolitan Area Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q3	2012Q2	2012Q3	2012Q2

Industrial	National			6.4%	5.9%	13.1%	13.2%

1	Riverside-San Bernardino-Ontario, CA	$501.3	3.0%	8.4%	4.3%	11.3%	11.9%
2	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$223.3	1.3%	7.4%	8.2%	14.8%	14.6%
3	Tacoma, WA	$213.1	1.3%	5.8%	8.4%	10.5%	10.4%
4	Los Angeles-Long Beach-Glendale, CA	$200.3	1.2%	12.0%	13.8%	6.4%	6.5%
5	Dallas-Plano-Irving, TX	$200.1	1.2%	5.9%	2.8%	14.2%	14.2%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment market conditions tightened further during the third quarter of 2012. The national vacancy rate declined to an average of 4.6% in the third quarter of 2012 as compared to 5.2% in the second quarter of 2012. Not only is the national vacancy rate approaching its pre-recession lows, but effective rents, which include concessions like free rent, have surpassed their previous cyclical peaks in virtually all markets. However, rent growth during the third quarter was more moderate than in prior quarters, and construction has ramped up, with new supply starting to be delivered in selected markets beginning in the fourth quarter of 2012. The vacancy rate of the Account’s multi-family portfolio remained below the national average at 4.4% in the third quarter of 2012. As shown in the table below, the average vacancy rate for the Account’s properties in three of its top five its top apartment markets remained either below or in-line with their respective market averages. The only exceptions were Washington DC and Denver where seasonal leasing upticks contributed to an increase in vacancy compared to the second quarter.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q3	2012Q2	2012Q3	2012Q2

Apartment	National			4.4%	2.5%	4.6%	5.2%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$405.1	2.4%	5.6%	2.6%	4.0%	3.8%
2	New York-White Plains-Wayne, NY-NJ	$390.0	2.3%	1.7%	0.8%	4.8%	4.9%
3	Houston-Sugar Land-Baytown, TX	$274.4	1.6%	5.0%	1.8%	6.7%	7.0%
4	Denver-Aurora, CO	$241.6	1.4%	4.6%	4.1%	3.6%	4.4%
5	Phoenix-Mesa-Scottsdale, AZ	$134.6	0.8%	4.4%	3.8%	6.7%	7.4%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions remained soft as retailers limited new store openings. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.3% in the third quarter of 2012 as compared with the second quarter of 2012. Availability rates in neighborhood and community centers decreased slightly to an average of 12.9% in the third quarter of 2012 as compared with 13.0% in the second quarter of 2012. National retailers remain highly selective about opening new stores, with a focus on top metropolitan markets and the best centers, whereas demand from local retailers has remained lackluster since the end of the recession. The vacancy rate for the Account’s retail portfolio declined to 6.4% during the third quarter of 2012 as compared with 6.6% in the second quarter of 2012. The vacancy rate of the Account’s retail portfolio remains below average, largely because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

During the third quarter of 2012, commercial real estate fundamentals continued their gradual improvement in tandem with the moderate improvement in U.S. macro-economic conditions. Most noteworthy was the increase in employment growth following the anemic growth of the second quarter. Support for the commercial real estate sector has also been provided by an active investment market and the availability of attractively priced mortgage debt. While institutional investors remain cautious and highly selective, commercial real estate is viewed as offering attractive returns over the short and long term as compared to other asset classes. Still, the tentative approach of many tenants and investors alike is likely to persist through the remainder of 2012 due to the upcoming Presidential election and concerns around the fiscal cliff. Investors are also cautious in light of the healthy increase in property values over the past two years. Global concerns, notably potential repercussions from the European debt crisis and slowing growth in China, will also give pause as companies wait for a clearer picture of their business prospects before making long-term space decisions. Nonetheless, if economic conditions fall generally in line with economists’ expectations of continued modest growth through the first half of 2013, real estate market conditions are likely to remain favorable. Historically, moderate employment growth coupled with minimal construction has provided a supportive backdrop for the commercial real estate sector.

Management continues to follow an investment strategy of increasing its allocation to prime apartment, retail and industrial properties in target markets. During the third quarter of 2012, the Account acquired a premier apartment complex in a top West Coast market and a high quality industrial property in a top West Coast port market. The Account also sold an industrial property in a non-prime location in a target market and one of its joint venture interests sold a large community center in a non-target Midwest market. Management also continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. Management believes that results for the third quarter of 2012 demonstrate the significant improvements in portfolio quality that have occurred as a result of its investment and leasing strategy. As of the third quarter of 2012, the Account’s holdings were 93.0% leased as compared with 92.9% as of the second quarter of 2012. During the third quarter of 2012, the Account’s real estate assets generated a 1.37% leveraged income return and a 1.44% leveraged capital return. Income returns were stable compared to the second quarter, but the rate of capital appreciation moderated. As shown in the graph below, returns for the third quarter of 2012 represented the tenth consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace during the third quarter of 2012, with the Account holding a sizeable liquidity position (cash, cash equivalents and other marketable securities) equal to 16.6% of net assets as of the end of the quarter. Potential acquisitions will be evaluated in the context of overall Account objectives and projected availability of attractive opportunities and the Account’s liquidity position with an emphasis on industrial, retail, and multi-family properties in order to expand and diversify Account holdings in these sectors and to further reduce the Account’s exposure to the office sector. In addition to repositioning activities, management has also taken advantage of historically low interest rates to place commercial mortgage debt on recent acquisitions and refinance existing debt at lower interest rates in order to lower the Account’s overall weighted cost of capital. As a result, management believes that the Account is solidly positioned to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Investment activities in the final quarter of 2012 will seek to further refine the Account’s geographic and property type mix in accordance with the Account’s overall objectives. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-case returns. Emphasis will continue to be given to institutional quality properties that have strong occupancy history and favorable tenant rollover schedules.

Investments as of September 30, 2012

As of September 30, 2012, the Account had total net assets of $14.7 billion, an 8.6% increase from December 31, 2011, and a 13.3% increase from September 30, 2011. The increase in the Account’s net assets from December 31, 2011 to September 30, 2012 was primarily driven by appreciation in value of the Account’s investments.

As of September 30, 2012, the Account owned a total of 106 real estate property investments (94 of which were wholly owned, 12 of which were held in joint ventures). The real estate portfolio included 32 office property investments (one located in London, England), 28 industrial property investments (including one held in a joint venture), 26 apartment property investments, 18 retail property investments (five of which were held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the 106 real estate property investments, 37 are subject to debt (including seven joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2012 was $2.2 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.5 billion, which is netted against the underlying properties when determining the joint venture investments fair value. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2012 was $3.6 billion, which represented a loan to value ratio of 19.6%. The Account currently has no Account-level debt.

Management believes the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.4% of total real estate investments and 4.0% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management from time to time will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2012.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	20.8%	15.1%	8.5%	0.3%	1.8%	46.5%
Apartment	7.6%	6.0%	5.3%	—	—	18.9%
Industrial	1.4%	7.7%	4.2%	1.1%	—	14.4%
Retail	4.2%	2.7%	8.3%	0.2%	1.6%	17.0%
Other(3)	2.9%	0.2%	0.1%	—	—	3.2%

Total	36.9%	31.7%	26.4%	1.6%	3.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment and fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	676.4	(b)	5.4%	4.0%
Four Oaks Place	Houston	TX	Office	483.8		3.8%	2.9%
DDR Joint Venture	Various	USA	Retail	472.1	(c)	3.7%	2.8%
50 Fremont Street	San Francisco	CA	Office	421.9	(d)	3.3%	2.5%
Fourth and Madison	Seattle	WA	Office	409.2	(e)	3.2%	2.4%
99 High Street	Boston	MA	Office	386.6	(f)	3.1%	2.3%
The Florida Mall	Orlando	FL	Retail	360.1	(g)	2.9%	2.1%
780 Third Avenue	New York	NY	Office	340.0		2.7%	2.0%
425 Park Avenue	New York	NY	Land	330.0		2.6%	2.0%
Ontario Industrial Portfolio	Ontario	CA	Industrial	293.7		2.3%	1.7%

(a)

Value as reported in the September 30, 2012 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $466.4M.

(c)

This property is held in a 85% / 15% joint venture with DDR joint venture, and consists of 40 retail properties located in 13 states and is presented net of debt. As of September 30, 2012 this debt had a fair value of $862.4 million.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $286.9M.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $264.2M.

(f)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $196.4M.

(g)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of September 30, 2012 this debt had a fair value of $191.1 million.

At September 30, 2012, the Account held 74.7% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 5.5% of total investments, U.S. Treasury securities representing 8.9% of total investments, real estate-related equity securities representing 8.9% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Performance

The Account’s total return was 7.9% for the nine months ended September 30, 2012 as compared to 10.2% for the nine months ended September 30, 2011. The Account’s performance thus far during 2012 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of a continuation of the improving market conditions experienced throughout 2012.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended September 30, 2012 were 10.6%, 9.5%, -2.6%, and 4.5%, respectively. As of September 30, 2012, the Account’s annualized total return since inception was 5.9%.

Net Investment Income

The table below shows the results of operations for the quarters ended September 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$648.4	$657.9	$(9.5)	-1.4%

Real estate property level expenses and taxes:
Operating expenses	162.7	164.8	(2.1)	-1.3%
Real estate taxes	90.0	82.4	7.6	9.2%
Interest expense	87.4	81.2	6.2	7.6%

Total real estate property level expenses and taxes	340.1	328.4	11.7	3.6%

Real estate income, net	308.3	329.5	(21.2)	-6.4%
Income from real estate joint ventures and limited partnerships	56.1	72.9	(16.8)	-23.0%
Interest	2.1	2.8	(0.7)	-25.0%
Dividends	23.4	12.6	10.8	85.7%

TOTAL INVESTMENT INCOME	389.9	417.8	(27.9)	-6.7%

Expenses:
Investment advisory charges	42.4	39.4	3.0	7.6%
Administrative charges	22.9	21.8	1.1	5.0%
Distribution charges	10.6	6.3	4.3	68.3%
Mortality and expense risk charges	2.6	4.5	(1.9)	-42.2%
Liquidity guarantee charges	23.1	16.8	6.3	37.5%

TOTAL EXPENSES	101.6	88.8	12.8	14.4%

INVESTMENT INCOME, NET	$288.3	$329.0	$(40.7)	-12.4%

Rental income decreased $9.5 million or 1.4% for the first nine months of 2012 as compared to the comparable period of 2011. The decrease is primarily attributed to an increase in revenues during the third quarter of 2011 which related to early termination fees recorded due to a large tenant vacancy during the third quarter of 2011. This decrease was offset by increased revenues from new acquisitions, offset by decreases in revenue from dispositions during 2012.

Operating Expenses:

Operating expenses decreased by $2.1 million or 1.3% for the first nine months of 2012 as compared to the comparable period of 2011. The decrease in operating expense during the year as compared to the comparable period of 2011 relates to decreases in bad debt expense and lower operating costs due to a lower occupancy rate at one of the Account’s larger office assets.

Real Estate Taxes:

Real estate taxes increased $7.6 million or 9.2% for the first nine months of 2012 as compared to the comparable period of 2011. The increase during the year to date when compared to the comparable period of 2011 related to acquisitions during 2012 and increased tax values primarily for the Account’s apartment and office asset classes.

Interest Expense:

Interest expense increased $6.2 million, or 7.6% for the first nine months of 2012 as compared to the comparable period of 2011. The increase was a result of new financings during 2011, specifically the financings of The Corner and The Palatine during 2011, and the financing of The Forum at Carlsbad and Mass Court during 2012.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $16.8 million or 23.0% during the first nine months of 2012 as compared to the comparable period of 2011. The decrease was attributable to decreased distributions from the Account’s joint venture investments primarily due to one of the Account’s joint venture investments retaining operating cash flows to support new financings during 2012.

Interest and Dividend Income:

Interest and dividend income increased $10.1 million during the first nine months of 2012 as compared to the comparable period of 2011. The increase in dividend income was directly attributed to the Account’s increased investment in real estate related securities. The Account held $1.5 billion as of September 30, 2012 as compared to $813.0 million for the comparable period of 2011.

Expenses:

The Account’s expenses increased $12.8 million or 14.4% for the first nine months of 2012 as compared to the comparable period of 2011. The increase in the Account’s total expenses was primarily due to the $1.7 billion or 13.3% increase in the Account’s net assets from September 30, 2011. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for each respective nine month period, annualized expenses decreased 3 basis points. The decrease is a result of anticipated reductions in the overall costs to the Account, primarily related to anticipated reductions in investment advisory and mortality and expense risk charges. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. A portion of these costs are fixed, but generally correspond to the level of assets under management. Mortality and expense risks are charges to the Account from TIAA for TIAA’s assumption of these risks. The mortality and expense risk charges decreased during the nine month period primarily driven by decreasing participant annuitization into the Account as well as changes in participant mortality assumptions. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(32.0)	$(71.4)	$39.4	-55.2%
Real estate joint ventures and limited partnerships	(51.9)	(10.6)	(41.3)	389.6%
Marketable securities	14.1	5.0	9.1	182.0%

Total realized loss on investments	(69.8)	(77.0)	7.2	-9.4%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	465.5	775.4	(309.9)	-40.0%
Real estate joint ventures and limited partnerships	313.0	236.5	76.5	32.3%
Marketable securities	137.5	(92.0)	229.5	-249.5%
Mortgage loans payable	(54.5)	(6.9)	(47.6)	689.9%

Net change in unrealized appreciation on investments and mortgage loans payable	861.5	913.0	(51.5)	-5.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$791.7	$836.0	$(44.3)	-5.3%

Real Estate Properties:

During the first nine months of 2012, the Account experienced net realized and unrealized gains on real estate properties of $433.5 million compared to $704.0 million for the comparable period of 2011.

Net realized losses in the Account are due to the sale of real estate property investments during the first nine months of 2012. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments.

The value of the Account’s real estate property investments continued to increase during the quarter which continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates. While the Account’s real estate property investments increased during the first nine months of the year, the velocity of appreciation has slowed from the unrealized returns experienced during the first nine months of 2011. The unrealized returns experienced thus far through 2012 are reflective of market stabilization as compared to the market recovery environment of 2011. Included within net unrealized gains of the Account, are unrealized foreign exchange losses of $7.4 million and unrealized foreign exchange gains of $4.8 million for each respective nine month period related to the Account’s two foreign real estate property investments.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $261.1 million for the first nine months of 2012 as compared to $225.9 million for the comparable period of 2011.

Net realized losses in the Account are primarily due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments underlying the Account’s investments in joint ventures.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates experienced through 2011 and continued into the first nine months of 2012.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $151.6 million during the first nine months of 2012 as compared to net realized and unrealized losses of $87.0 million for the comparable period of 2011. The Account’s portfolio of marketable securities was comprised of real estate related equity securities (primarily REIT securities) and other marketable securities (comprised of United State Treasury Securities and government agency notes).

During the nine months ended September 30, 2012 the markets for REITs in the United States increased approximately 13.2% as measured by the FTSE NAREIT All Equity REITs Index versus a decrease of approximately 8.5% for the comparable period of 2011. The Account’s real estate related equity securities appreciation and depreciation have performed in line with these market movements.

Additionally, as of September 30, 2012 the Account held $2.4 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $54.5 million for the first nine months of 2012 compared to net unrealized loss of $6.9 million for the comparable period of 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The increase in unrealized losses during the year was primarily due to accrued loan costs associated with anticipated loan extinguishments and refinancings as well as decreased credit spreads as a result of decreased loan to value ratios on the Account’s real estate property investments. Included in the net unrealized losses and gains of the Account’s mortgage loans payable was $8.0 million and $1.0 million of unrealized foreign exchange losses in each respective nine month period related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Performance

The Account’s total return was 1.9% for the quarter ended September 30, 2012 as compared to 2.3% for the quarter ended September 30, 2011. The Account’s performance thus far during 2012 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of continued improving market.

Net Investment Income

The table below shows the results of operations for the third quarter ended September 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$217.5	$223.9	$(6.4)	-2.9%

Real estate property level expenses and taxes:
Operating expenses	53.7	53.0	0.7	1.3%
Real estate taxes	31.0	27.9	3.1	11.1%
Interest expense	29.2	27.4	1.8	6.6%

Total real estate property level expenses and taxes	113.9	108.3	5.6	5.2%

Real estate income, net	103.6	115.6	(12.0)	-10.4%
Income from real estate joint ventures and limited partnerships	23.1	19.8	3.3	16.7%
Interest	0.8	0.7	0.1	14.3%
Dividends	8.7	5.8	2.9	50.0%

TOTAL INVESTMENT INCOME	136.2	141.9	(5.7)	-4.0%

Expenses:
Investment advisory charges	14.2	13.2	1.0	7.6%
Administrative charges	8.2	7.5	0.7	9.3%
Distribution charges	3.7	2.3	1.4	60.9%
Mortality and expense risk charges	0.2	1.6	(1.4)	-87.5%
Liquidity guarantee charges	8.1	6.8	1.3	19.1%

TOTAL EXPENSES	34.4	31.4	3.0	9.6%

INVESTMENT INCOME, NET	$101.8	$110.5	$(8.7)	-7.9%

Rental Income:

Rental income decreased $6.4 million or 2.9% during the quarter when compared to the comparable quarter of 2011. The decrease is attributable to an increase in revenues during the third quarter of 2011 related to an early termination fee related to a large tenant vacancy. This decrease was offset by increased revenues from new acquisitions, offset by decreases in revenues from dispositions during the quarter.

Operating Expenses:

Operating expenses increased by $0.7 million or 1.3% for the quarter as compared to the comparable period of 2011 primarily due to real estate investment acquisitions and increased occupancy during the quarter.

Real Estate Taxes:

Real estate taxes increased $3.1 million or 11.1% for the quarter as compared to the comparable period of 2011. The increase in real estate taxes for the quarter related to acquisitions during the quarter and increased tax values primarily for the Account’s apartment and office asset classes.

Interest Expense:

Interest expense increased $1.8 million, or 6.6% for the quarter as compared to the comparable period of 2011. The increase was a result of new financings, specifically the financings of The Palatine during 2011, and the financing of The Forum at Carlsbad and Mass Court during 2012.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $3.3 million or 16.7% during the quarter as compared to the comparable period of 2011. The increase was attributable to increased distributions from the Account’s joint venture investments primarily due to one of the Account’s joint venture investments relinquishing excess operating cash flows held during 2012.

Interest and Dividend Income:

Interest and dividend income increased $3.0 million during the quarter as compared to the comparable period of 2011. The increase in dividend income was directly attributed to the Account’s increased investment in real estate related securities. The Account held $1.5 billion as of September 30, 2012 as compared to $813.0 million for the comparable period of 2011.

Expenses:

The Account’s expenses increased $3.0 million or 9.6% for the quarter as compared to the comparable period of 2011. The increase in the Account’s total expenses was primarily due to the $1.7 billion or 13.3% increase in the Account’s net assets from September 30, 2011. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for each respective period, annualized expenses decreased 4 basis points. The decrease is a result of anticipated reductions in the overall costs to the Account, primarily related to anticipated reductions in investment advisory and mortality and expense risk charges. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. A portion of these costs are fixed, but generally correspond to the level of assets under management. Mortality and expense risks are charges to the Account from TIAA for TIAA’s assumption of these risks. The decrease in the mortality and expense risk charges during the quarter was primarily driven by decreasing participant annuitization into the Account as well as changes in participant mortality assumptions. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended September 30, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,			Change
	2012	2011		$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(26.8)	(62.1	) $	$35.3	-56.8%
Real estate joint ventures and limited partnerships	(49.5)	(2.1)		(47.4)	2257.1%
Marketable securities	2.7	1.3		1.4	107.7%

Total realized loss on investments	(73.6)	(62.9)		(10.7)	17.0%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	141.6	309.0		(167.4)	-54.2%
Real estate joint ventures and limited partnerships	130.5	83.6		46.9	56.1%
Marketable securities	1.3	(142.4)		143.7	-100.9%
Mortgage loans payable	(25.8)	(6.4)		(19.4)	303.1%

Net change in unrealized appreciation on investments and mortgage loans payable	247.6	243.8		3.8	1.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$174.0	$180.9		$(6.9)	-3.8%

Real Estate Properties:

During the quarter the Account experienced net realized and unrealized gains on real estate properties of $114.8 million compared to a gain of $246.9 million for the comparable period of 2011.

The value of the Account’s real estate property investments continued to increase during the quarter, which continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates. While the Account’s real estate property investments increased during the quarter, the velocity of appreciation has slowed from the unrealized returns experienced during the third quarter of 2011.

The unrealized returns experienced thus far during the third quarter of 2012 are reflective of market stabilization as compared to the market recovery environment of 2011. Included within net unrealized gains of the Account, are unrealized foreign exchange losses of $9.4 million and unrealized foreign exchange gains of $25.4 million for each respective quarter related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $81.0 million for the quarter compared to $81.5 million for the comparable period of 2011.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by declining capitalization rates, improved market rents and stabilizing occupancy rates.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $4.0 million during the quarter as compared to net realized and unrealized losses of $141.1 million for the comparable period of 2011. The Account’s portfolio of marketable securities was comprised of real estate related equity securities (primarily REIT securities) and other marketable securities (comprised of United State Treasury Securities and government agency notes).

During the quarter ended September 30, 2012 the markets for REITs in the United States increased approximately 0.2% as measured by the FTSE NAREIT All Equity REITs Index versus a decrease of approximately 15.9% for the comparable period of 2011. The Account’s real estate related equity securities appreciation and depreciation have performed in line with these market movements.

Additionally, as of September 30, 2012 the Account held $2.4 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $25.8 million for the third quarter of 2012 compared to unrealized losses of $6.4 million during the comparable period of 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The increase in unrealized losses during the quarter was primarily due to accrued loan costs associated with anticipated loan extinguishments and refinancings as well as decreased credit spreads as a result of decreased loan to value ratios on the Account’s real estate property investments. Included in the net unrealized gains for the Account’s mortgage loans payable was $6.0 million in unrealized foreign exchange gains and $6.4 million of unrealized foreign exchange losses in each respective period related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.4 billion and $2.8 billion, respectively (16.6% and 20.8% of the Account’s net assets at such dates, respectively).

Participant Flows: First Nine Months of 2012 Compared to First Nine Months of 2011

During the nine months ended September 30, 2012, the Account received $1.5 billion in premiums, which included $859.9 million of participant transfers into the Account. The Account had outflows of $741.7 million in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $345.0 million of participant transfers out of the Account. During the nine months ended September 30, 2011, the Account received $1.9 billion in premiums, which included $1.3 billion of participant transfers into the Account. Additionally, the Account had outflows of $871.3 million from annuity payments, withdrawals and death benefits, which included $542.9 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

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

Net participant transfers out of the Account significantly slowed following the first quarter of 2009, and net participant transfer activity turned to net inflows in early 2010, which has continued through the date of this report. As a result, while management cannot predict whether any future TIAA liquidity unit purchases will be required under this liquidity guarantee, it is unlikely that additional purchases will be required in the near term. However, management cannot predict for how long net inflows will continue to occur. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.

TIAA’s obligation to provide Account participants liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the paragraph below, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires, TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Insurance Department, will continue. Management also believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

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

In accordance with this intent, the independent fiduciary caused the redemption of approximately half of the liquidity units held by TIAA during the nine months ended September 30, 2012. These redemptions were executed evenly over the 21 and 19 business days in June and September 2012, respectively. Aggregate amounts of $306.1 million and $314.2 million in value of liquidity units were redeemed during the months of June and September, respectively. As of September 30, 2012, TIAA held 2.4 million liquidity units which had a value of $629.9 million. These units represented 4.4% of the outstanding accumulation units of the Account.

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

As a general matter, the independent fiduciary may authorize or direct the redemption of all or a portion of liquidity units at any time and TIAA will request the approval of the independent fiduciary before any liquidity units are redeemed. There is no guarantee that the independent fiduciary will cause redemptions and even if redemptions do commence, management cannot predict the time period over which such redemptions would continue. Further, neither management nor the independent fiduciary can predict when TIAA’s liquidity units may be redeemed in full. Any further redemption will have the effect of reducing the Account’s liquidity.

Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $288.3 million for the first nine months of 2012 as compared to $329.0 million for the comparable period of 2011. Total net investment income decreased as described more fully in the Results of Operations section above.

As of September 30, 2012, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 26.7% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITS and real estate index funds. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2012 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of September 30, 2012, the Account’s ratio of outstanding principal amount of debt to total gross asset value (i.e., a “loan to value ratio”) was 19.6%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

As of September 30, 2012, the Account’s foreign property investment, 1 & 7 Westferry Circus, secured $208.3 million in principal for a debt obligation maturing November 15, 2012. As of the date of this Form 10-Q, the lender has agreed to extend the maturity date of this non-recourse loan to December 31, 2012, during which time the Account will continue to market the property for sale and use the proceeds to repay the lender and satisfy its obligations thereto. However, there is no guarantee that an acceptable sale will occur before such time, in which case, the Account could default under the loan thus allowing the lender to exercise its remedies under the loan.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2012. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Cerritos Industrial Park—Cerritos, CA

On July 17, 2012 the Account purchased a 27 building industrial property complex located in Cerritos, California for $83.8 million. Cerritos Industrial Park is a 934,213 square foot (“SF”) industrial park building, built in 1970-1977 which is comprised of 164,850 SF of office space of which 6,017 SF is finished mezzanine office space. The property complex was 90.0% leased at the time of purchase. The three largest tenants are Oleo Kiosks (45,768 SF), Cytek manufacturing (44,400 SF), and Vigor Sports (40,830 SF).

Residences at the Village of Merrick Park—Coral Gables, FL

On August 1, 2012 the Account purchased a 120-unit mid-rise multi-family apartment complex known as The Residences at the Village of Merrick Park located in Coral Gables, Florida for $52.4 million, along with a subleasehold interest in the underlying land. The Residences at the Village of Merrick Park is a seven story, 187,410 SF apartment complex built in 2003 which is comprised of 120 units in two separate buildings, 39,400 SF of ground floor retail space and a four level parking deck. The property was 97.0% leased at the time of purchase.

Mass Court—Washington, DC

On August 30, 2012 the Account purchased a 14 story multi-family high-rise apartment building with an attached parking garage, located in the Mount Vernon district in Washington, DC for $171.2 million. Mass Court is a 310,087 square foot apartment building, built in 2004 which is comprised of 371 individual apartment units, 4,350 square feet of retail space and 309 unit parking garage. The property was 94.5% leased at the time of purchase.

Pacific Coast Corporate Park—Fife, WA

On September 10, 2012 the Account purchased an industrial property located in Fife, Washington for $34.3 million. The property consists of two, institutional quality, class-A, industrial warehouse distribution buildings for a total of 386,336 square feet. The property was 100% leased at the time of purchase.

Circa at Green Lake—Seattle, WA

On September 14, 2012 the Account purchased a four story multi-family residential property prominently located on Green Lake in Seattle, Washington for $83.5 million. The property consists of two four story class-A apartment buildings with a total of 199 units and 19,745 square feet of ground floor retail space. The buildings were 97.0% and 65.0% leased, respectively, at the time of purchase.

Sales

Centerside I—San Diego, CA

On July 3, 2012 the Account sold a 13 story office building located in San Diego, California for a net sales price of $51.6 million and realized a loss from the sale of $26.8 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statement of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $78.4 million according to the records of the Account.

Prominence at Buckhead—Atlanta, GA

On August 2, 2012 an office property located in Atlanta, Georgia was sold by the Account’s GA Buckhead LLC joint venture investment, in which the Account holds a 75% ownership interest. The Account’s portion of the net sales price was $74.4 million in which the Account experienced a realized loss from sale of $11.9 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statement of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $86.3 million according to the records of the Account.

Treat Towers—Walnut Creek, CA

On August 6, 2012 an office property located in Walnut Creek, California was sold by the Account’s CA Treat Towers LP joint venture investment, in which the Account holds a 75% ownership interest. The Account’s portion of the net sales price was $88.3 million in which the Account experienced a realized loss from sale of $8.1 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statement of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of the sale was $96.4 million according to the records of the Account.

Financings

Mass Court—Washington, DC

On August 30, 2012, the Account entered into a $92.6 million mortgage loan payable on a multi-family apartment building located in Washington, DC. The debt matures September 1, 2019 and is interest only through September 1, 2017 at which time both principal and interest payments are due through maturity. The interest rate is fixed at 2.88% over the life of the loan.

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable below). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s adverse m ortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed to 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned by the joint ventures, but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as reductions to the cost basis of the investment, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

Realized and Unrealized Gains and Losses–Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures and Limited Partnerships sections above. Realized gains and losses are recorded at the time an investment is sold or a distribution is received from the joint ventures or limited partnerships. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2012, represented 76.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2012, 23.3% of the Account’s total investments were comprised of marketable securities. As of September 30, 2012, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. The Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2012. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2011 and can also be found on the following two web sites, http://www.tiaa-cref.org/ public/prospectuses/index.html and http://www.tiaa-cref.org/public/about/governance/corporate/annual-reports/index.html.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of November, 2012.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 13, 2012	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

November 13, 2012	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer