Form 10-K
period 2012-12-31
TIAA REAL ESTATE ACCOUNT
filed 2013-03-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The Account is regulated by the New York Department of Financial Services (“NYDFS” formerly, the New York State Insurance Department) and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

The Real Estate Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA currently offers the Real Estate Account under the following annuity contracts:

•	RAs and GRAs (Retirement Annuities and Group Retirement Annuities)

•	SRAs (Supplemental Retirement Annuities)

•	GSRAs (Group Supplemental Retirement Annuities)

•	Retirement Choice and Retirement Choice Plus Annuity

•	GAs (Group Annuities) and Institutionally-Owned GSRAs

•	Classic and Roth IRAs (Individual Retirement Annuities) including SEP IRAs (Simplified Employee Pension Plans)

•	Keoghs

•	ATRAs (After-Tax Retirement Annuities)

•	Real Estate Account Accumulation Contract

Note that state regulatory approval may be pending for certain of these contracts and they may not currently be available in every state. TIAA may also offer the Real Estate Account as an investment option under additional contracts, both at the individual and plan sponsor level, in the future.

Investment Objective. The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate and real estate-related investments owned by the Account. The Account will also invest in non-real estate-related publicly-traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover expense needs.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2012, REIT securities comprised approximately 9.0% of the Account’s net assets, and the Account held no CMBS as of such date.

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

However, from time to time (most recently between late 2008 and mid 2010), the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate-related liquid investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate-related investments available in the market.

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

The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant participant transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to apply to acquire direct real estate investments, pay expenses or repay indebtedness.

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2012, the Account’s foreign assets represented approximately 1.5% of the Account’s net assets (after netting out the fair value of debt on our foreign properties).

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Investment Summary: At December 31, 2012, the Account’s net assets totaled $14.9 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 82.3% of the Account’s net assets.

At December 31, 2012, the Account held a total of 107 real estate property investments (including its interests in 15 real estate-related joint ventures), representing 75.2% of the Account’s total investments measured on a gross asset value basis (“Total Investments”). As of that date, the Account also held investments in REIT equity securities (representing 7.8% of Total Investments), real estate limited partnerships (representing 2.0% of Total Investments), government agency notes (representing 8.0% of Total Investments) and U.S. Treasury securities (representing 7.0% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2012.

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

As of December 31, 2012, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $4.0 billion and the Account’s loan to value ratio was approximately 21.0%.

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

In addition, the Account may obtain a line of credit to meet short-term cash needs, if needed. Management expects the proceeds from any such short-term borrowing would be used to meet the cash flow needs of the Account’s properties and real estate-related investments.

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

Personnel and Management. The Account has officers, directors or employees. TIAA employees, under the direction and control of TIAA’s Board of Trustees (“The Board”) and its Investment Committee, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, on an “at-cost” basis.

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

Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, individual participants are limited from making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s Prospectus. As of the date of this Annual Report on Form 10-K, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her applicable contract or endorsement form. See the Account’s prospectus for more information.

Appraisals and Valuations. With respect to the Account’s real property investments, following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties are appraised each quarter by an independent external state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

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

Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

As of December 31, 2012, TIAA owns 1.2 million liquidity units, representing approximately 2.2% of the Account’s outstanding accumulation units as of such date. The independent fiduciary is currently in the process of conducting a systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of June, September and December 2012, representing a total of $940.3 million redeemed during 2012. The independent fiduciary’s redemption of the remaining liquidity units held by TIAA is conditioned on (i) the

Account holding and being projected to hold at least 17% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account, and (ii) there having been positive recent historical net participant flows over the 20 business days prior to such redemption. As of the date of this filing, the independent fiduciary intends to cause the redemption of the remaining liquidity units held by TIAA throughout the remaining days in March 2013, such that all such liquidity units would be redeemed by the end of the month. There is no guarantee that such redemptions will occur, as the timing of redemptions is in the discretion of the independent fiduciary.

In addition, at any time the Account holds cash, cash equivalents and publicly traded, liquid non-real estate related securities in excess of 25% of its net assets, the independent fiduciary intends to cause a redemption of liquidity units in an amount equal to the Account’s average net participant flows during the preceding month. As of December 31, 2012, the Account held 17.4% of its net assets in such liquid non-real estate-related investments (along with its cash and cash equivalents). The independent fiduciary reserves the right to authorize or direct the redemption of all or a portion of liquidity units at any time.

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

The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary. As of December 31, 2012, TIAA owned 2.2% of the outstanding accumulation units of the Account. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

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

Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. For example, the Account owns and operates a number of industrial properties, which, typically feature larger tenant concentration. The insolvency and/or closing of a single tenant in one of our industrial properties may significantly impair the income generated by an industrial property, and may also depress the value of such property.

In addition, the Account owns and operates a number of properties in the Washington, DC metropolitan area and a prolonged period of significantly diminished federal expenditures could have an adverse impact on demand for office space by the U.S. government and the sectors and industries dependent upon the U.S. government in such region or other regions where the government or such related businesses are large lessees.

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

•

The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.

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

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, litigation expenses associated with a property, maintenance and insurance costs that are not reimbursed by tenants increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations. In addition, the Account’s expenses of owning and operating a property are not necessarily reduced when income from a property is reduced.

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

•

Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account cannot assure you that there will not be further terrorist attacks against the United States, U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore the investment return.

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

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interest in real estate limited partnerships tend to be, in particular, illiquid, and the Account may be unable to dispose of such investments at opportune times.

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

In the second half of 2008 and in 2009, the Account experienced significant net participant transfers out of the Account, eventually causing the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis) throughout all of 2009 and into early 2010. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. See “Establishing and Managing the Account—The Role of TIAA—Liquidity Guarantee.” Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If a significant amount of net participant transfers out of the Account were to recur, particularly in high volumes similar to those experienced in late 2008 and 2009, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in early 2010 and, as of the date of this report, the Account has been in a net inflow position since such time, there is no guarantee that redemption activity will not increase again, perhaps in a significant and rapid manner.

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2012, the Account’s non-real estate-related liquid assets comprised 17.4% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing which can render it challenging to execute on some transactions at ideal prices.

In an appreciating real estate market generally, this large percentage of assets held in liquid investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury securities and related highly liquid securities, such as has existed since 2009 and which may persist in the future. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2012, the Account’s loan to value ratio was approximately 21.0%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

Among the risks of borrowing money or otherwise investing in a property subject to a mortgage are:

•

General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. The negative effects presently remaining in the marketplace from the worldwide economic slowdown following the banking crisis of 2008 and the ongoing sovereign debt and banking difficulties recently experienced in parts of the Eurozone could affect the Account’s ability to secure financing. These difficulties include tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.

•

Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In any of these circumstances, we may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties.

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

•

Variable Rate Demand Obligation (“VRDO”) Risk. To the extent the Account obtains financing pursuant to a variable rate demand obligation subject to periodic remarketing or similar mechanisms, the Account or the joint ventures in which it invests could face higher borrowing costs if the remarketing results in a higher prevailing interest rate. In addition, the terms of such variable rate obligations may allow the remarketing agent to cause the Account or venture to repay the loan on demand in the event insufficient market demand for such loans is present. In particular, RGM 42, LLC, a joint venture in which the Account holds a 70% interest, is the borrower under a VRDO loan program, as described in more detail in “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”

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

•

The terms of the Account’s ventures often provide for complicated agreements which can impede our ability to direct the sale of the property owned by the venture at times the Account views most favorable. One such agreement is a buy-sell right, which may force us to make a decision (either to buy our co- venturer’s interest or sell our interest to our co-venturer) at inopportune times.

•	A co-venturer can make it harder for the Account to transfer its equity interest in the venture to a third party, which could adversely impact the valuation of the Account’s interest in the venture.

•

To the extent the Account serves as the general partner or managing member in a venture, it may owe certain contractual or other duties to the co-venturer, including fiduciary duties, which may present perceived or actual conflicts of interest in the management of the underlying assets. Such an arrangement could also subject the Account to liability to third parties in the performance of its duties as a general partner or managing member.

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

•

There are risks associated with potential underperformance or nonperformance by, and/or solvency of a contractor we select or other third party vendors involved in developing or redeveloping the property.

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

•

Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, higher interest rates, overbuilding in the area, or changes in the regulatory and permitting environment), the property may not attract tenants on the schedule we originally planned and/or may not operate at the income and expense levels first projected.

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

Uninsurable Losses: Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, and any such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, we are reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, we may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s returns.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account invests in REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2012, REIT securities comprised approximately 9.0% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.

REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in a REIT security that later fails to qualify as a REIT, this may adversely affect the performance of our investment.

RISKS OF MORTGAGE-BACKED SECURITIES

The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that the U.S. Government may change its support of, and policies regarding, Fannie Mae and Freddie Mac and, thus, the Account may be unable to acquire agency mortgage-backed securities in the future and even if the Account so acquired them, such changes may result in a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased risk of loss.

Importantly, the fair market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally (such as was the case in 2008 and 2009) may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

The Account invests in securities issued by U.S. government agencies and U.S. government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account may invest in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity generally may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, continued downgrades or threatened downgrades of the credit rating for U.S. government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units.

RISKS OF LIQUID INVESTMENTS

The Account’s investments in liquid investments (whether real estate-related, such as REITs, CMBS or some mortgage loans receivable, or non-real estate-related, such as cash equivalents and government securities, and whether debt or equity), are subject to the following general risks:

•

Financial / Credit Risk—The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Volatility Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets even regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.

•

Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment. As interest rates rise, the value of certain debt securities (such as those bearing lower fixed rates) held by the Account is likely to decrease.

•

Deposit / Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses.

Further, to the extent that a significant portion of the Account’s net assets at any particular time are comprised of cash, cash equivalents and non-real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments. Such a potential negative impact on returns may be exacerbated in times of low prevailing interest rates payable on many classes of liquid securities, such as is the case as of the date hereof and which may persist in the future.

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

•

The Account may, but is not required to, hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful. In addition, a lender to a foreign property owned by the Account could require the Account to compensate it for its loss associated with such lender’s hedging activities.

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

•

The Account may be subject to increased risk of regulatory scrutiny pursuant to U.S. federal statutes, such as the Foreign Corrupt Practices Act, which, among other things, requires robust compliance and oversight programs to help prevent violations. The costs associated with maintaining such programs, in addition to costs associated with a potential regulatory inquiry, could impair the Account’s returns and divert management’s attention from other Account activities.

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

•

Prepayment Risks. The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, the Account may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate.

•

Interest Limitations. The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, the Account could incur penalties or may be unable to enforce payment of the loan.

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

CONFLICTS OF INTEREST WITHIN TIAA

General. TIAA and its affiliates (including TIAA-CREF Alternative Advisors, LLC and Teachers Advisors, Inc., its wholly owned subsidiaries and registered investment advisers) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

Liquidity Guarantee: In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units and has initiated systematic redemptions of liquidity units owned by the TIAA General Account which were purchased during the period of significant net participant transfers out of the Account in late 2008 and early 2009. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy. For a discussion of the relevant allocation policies and procedures TIAA has established as well as a summary of other conflicts of interest which may arise as a result of TIAA’s management of the Account, see “Establishing and Managing the Account—the Role of TIAA—Conflicts of Interest.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2012. The Account’s property investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties. Fair value amounts are in millions.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	772,842	99%	$38.20	$679.4	(4)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	95%	14.01	433.9	(4)
Fourth & Madison	Seattle, WA	2002	2004	845,533	96%	24.15	429.3	(4)
99 High Street	Boston, MA	1971	2005	731,406	83%	37.14	386.2	(4)
780 Third Avenue	New York, NY	1984	1999	487,598	92%	53.11	335.4
The Newbry	Boston, MA	1940-1961	2006	607,438	93%	38.48	289.9
Four Oaks Place LP(19)	Houston, TX	1983	2012	1,725,885	98%	19.23	261.2
1900 K Street NW	Washington, D.C.	1996	2004	344,022	69%	23.84	257.7
275 Battery Street	San Francisco, CA	1988	2005	475,138	87%	37.22	241.0
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	86%	17.35	230.9	(4)
701 Brickell Avenue	Miami, FL	1986	2002	677,419	89%	32.65	230.9
Colorado Center(6)(16)	Santa Monica, CA	1984	2004	1,108,929	97%	6.18	228.4
1 & 7 Westferry Circus	London, UK	1992, 1993	2005	395,327	98%	52.55	223.5	(4)(5)
1401 H Street NW	Washington, D.C.	1992	2006	347,040	93%	44.98	211.3	(4)
One Boston Place(8)	Boston, MA	1970	2002	802,494	91%	46.32	195.5
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	245,869	83%	49.82	171.0	(4)
Ten & Twenty Westport Road	Wilton, CT	1974, 2001	2001	531,606	98%	24.93	145.1
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	95%	15.92	139.4
Urban Centre	Tampa, FL	1984, 1987	2005	547,914	81%	18.45	105.5
88 Kearny Street	San Francisco, CA	1986	1999	228,359	91%	31.21	101.7
The Ellipse at Ballston	Arlington, VA	1989	2006	195,311	88%	31.23	78.3
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	100%	26.43	75.7	(4)
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	82%	21.27	46.3
Parkview Plaza	Oakbrook, IL	1990	1997	264,162	91%	17.07	39.3
3 Hutton Centre Drive	Santa Ana, CA	1985	2003	198,217	78%	16.10	38.6
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	70%	22.58	34.0
Camelback Center	Phoenix, AZ	2001	2007	232,615	74%	19.25	32.6
North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	349,999	62%	6.53	28.6
Creeksides at Centerpoint	Kent, WA	1985	2006	218,213	50%	8.49	20.2
Prominence in Buckhead	Atlanta, GA	1999	2003	N/A	N/A	N/A	2.4	(17)
Treat Towers	Walnut Creek, CA	1999	2003	N/A	N/A	N/A	2.1	(17)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Subtotal—Office Properties					90%		$5,695.3

Percent leased weighted by property fair value—Office(7)					91%

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100%	$3.95	$304.1
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	97%	2.75	164.6
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	1,490,235	62%	2.27	107.0
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100%	4.37	106.2
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	83%	3.64	88.5
Weston Business Center	Weston, FL	1998-1999	2011	679,918	100%	7.55	87.5
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	79%	3.53	86.9
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	92%	4.13	83.3
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	96%	3.91	74.6
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	3.83	69.5
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,687	91%	2.97	66.2
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	92%	2.78	58.3
Chicago Caleast Industrial Portfolio(9)	Chicago, IL	1974-2005	2003	1,145,152	100%	3.37	58.3
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100%	3.84	47.4
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	83%	4.08	45.3
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	88%	1.89	42.5
Pinnacle Industrial Portoflio	Grapevine, TX	2003, 2004, 2006	2006	899,200	84%	3.05	42.0
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100%	4.73	35.0
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	95%	4.89	30.5
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100%	5.22	28.1
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100%	3.81	26.0
Summit Distribution Center	Memphis, TN	2002	2003	708,532	100%	0.56	19.6
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	100%	8.36	19.1
Fernley Distribution Facility	Fernley, NV	1998	1998	256,000	80%	2.30	7.3
IDI Nationwide Industrial Portfolio	Various, U.S.	1999-2004	2004	N/A	N/A	N/A	1.3	(18)

Subtotal—Industrial Properties					93%		$1,699.1

Percent leased weighted by property fair value—Industrial(7)					93%

RETAIL PROPERTIES
DDR Joint Venture(10)	Various, U.S.	Various	2007	11,884,253	92%	$9.88	$386.3
The Florida Mall(11)	Orlando, FL	1986	2002	1,145,785	99%	38.24	386.2

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Printemps de L’Homme	Paris, FR	1930	2007	130,372	100%	$85.00	$209.2	(5)
The Forum at Carlsbad	Carlsbad, CA	2003	2011	264,235	99%	33.24	186.0	(4)
Florida Retail Portfolio(12)	Various, FL	1974-2005	2006	1,036,400	88%	13.44	149.6
Miami International Mall(11)	Miami, FL	1982	2002	301,923	98%	42.20	137.0
The Shops at Wisconsin Place	Chevy Chase, MD	2007-2010	2012	117,842	99%	51.17	110.9	(20)
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	100%	27.92	108.1
Valencia Town Center	Valencia, CA	1991	2012	1,095,412	99%	16.10	99.1
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100%	34.37	80.0	(4)
Marketfair	West Windsor, NJ	1987	2006	246,061	88%	19.14	72.2
Mazza Gallerie	Washington, D.C.	1975	2004	294,877	78%	12.64	70.0
West Town Mall(11)	Knoxville, TN	1972	2002	956,036	97%	18.94	67.2
Publix at Weston Commons	Weston, FL	2005	2006	126,922	100%	26.12	52.0	(4)
Northpark Village Square	Valencia, CA	1996	2011	87,094	94%	25.42	41.4
South Frisco Village	Frisco, TX	2002	2006	227,175	87%	10.52	34.0	(4)
Plainsboro Plaza	Plainsboro, NJ	1987	2005	218,718	77%	10.08	23.5
Suncrest Village Shopping Center	Orlando, FL	1987	2005	93,358	81%	9.02	11.4
Plantation Grove	Ocoee, FL	1995	1995	73,655	95%	10.75	10.3

Subtotal—Retail Properties					93%		$2,234.4

Percent leased weighted by property fair value—Retail(7)					96%

OTHER COMMERCIAL PROPERTIES
425 Park Avenue(14)	New York, NY	N/A	2011	N/A	100%	N/A	$330.0
Storage Portfolio(15)	Various, U.S.	1972-1990	2003	1,683,182	89%	13.75	78.6
Four Oaks Place—Land	Houston, TX	1983	2004	N/A	100%	N/A	16.2

Subtotal—Other Commercial Properties							$424.8

Subtotal—Commercial Properties							$10,053.6

RESIDENTIAL PROPERTIES
MiMA	New York, NY	2010	2012	N/A	83%	N/A	$282.0
Palomino Park	Denver, CO	1996-2001	2005	N/A	94%	N/A	247.4	(4)
Houston Apartment Portfolio(13)	Houston, TX	1984-2004	2006	N/A	93%	N/A	244.4	(4)
The Corner	New York, NY	2010	2011	N/A	97%	N/A	228.0	(4)
Mass Court	Washington, D.C.	2004	2012	N/A	91%	N/A	169.0	(4)
The Colorado	New York, NY	1987	1999	N/A	98%	N/A	161.0	(4)
The Palatine	Arlington, VA	2008	2011	N/A	92%	N/A	134.2	(4)
Kierland Apartment Portfolio (13)	Scottsdale, AZ	1996-2000	2006	N/A	95%	N/A	114.1	(4)
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	95%	N/A	111.5	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	97%	N/A	100.3	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	92%	N/A	93.4
Residence at Rivers Edge	Medford, MA	2009	2011	N/A	95%	N/A	88.8
Circa Green Lake	Seattle, WA	2009	2012	N/A	94%	N/A	84.0
Regents Court	San Diego, CA	2001	2002	N/A	94%	N/A	81.6	(4)

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	97%	N/A	$79.7
The Caruth	Dallas, TX	1999	2005	N/A	97%	N/A	78.1	(4)
Windsor at Lenox Park	Atlanta, GA	2001	2005	N/A	97%	N/A	55.0	(4)
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	98%	N/A	53.8
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	71%	N/A	53.6
The Pepper Building	Philadelphia, PA	1927, 2010	2011	N/A	95%	N/A	52.5
The Maroneal	Houston, TX	1998	2005	N/A	97%	N/A	48.5
Reserve at Sugarloaf	Duluth, GA	2000	2005	N/A	93%	N/A	43.0	(4)
Glenridge Walk	Sandy Springs, GA	1996, 2001	2005	N/A	96%	N/A	37.6
Westcreek	Westlake Village, CA	1988	1997	N/A	98%	N/A	34.7
Phoenix Apartment Portfolio	Chandler, AZ	1995-1998	2006	N/A	96%	N/A	33.6
Lincoln Woods	Lafayette Hill, PA	1991	1997	N/A	98%	N/A	31.0
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	1995	2001	N/A	96%	N/A	26.6
The Fairways of Carolina	Margate, FL	1993	2001	N/A	95%	N/A	25.1

Subtotal—Residential Properties					94%		$2,792.5

Percent leased weighted by property fair value—Residential(7)					93%

Total—All Properties—Percent Leased weighted by property fair value(7)					93%		$12,846.1

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2012. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Notes to Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)

1 & 7 Westferry Circus is located in the United Kingdom. Printemps de l’Homme is located in France. The fair value of each property is converted from local currency to U.S. Dollars at the exchange rate as of December 31, 2012.

(6)	This property is held in 50%/50% joint venture with Equity Office Properties Trust. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(7)	Values shown are based on the property fair value weighted as a percent of the total fair value and based upon the percent leased for each property.

(8)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and .05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(9)	A portion of this portfolio was sold in 2008.

(10)

This investment property consists of 39 properties located in 13 states and is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation. Fair Value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(11)	This investment property is held in a 50%/50% joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(12)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Fair value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains six neighborhood and/or community shopping centers located in Ft. Lauderdale, Miami, Orlando, and Tampa, Florida areas.

(13)	A portion of these investment portfolios were sold in 2009.

(14)	Represents a fee interest encumbered by a ground lease real estate investment.

(15)	This investment property is held in a 75% / 25% joint venture with Storage USA. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(16)	Investment was formerly named Yahoo Center.

(17)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(18)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(19)	This property is held in 51%/49% joint venture with Allianz. Fair value shown reflects the Account’s interest in the joint venture.

(20)	Fair value shown reflects both the retail property and the Account’s 33.3% interest in a joint venture investment.

Commercial (Non-Residential) Properties

At December 31, 2012, the Account held 79 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Fourteen of these property investments were held through joint ventures, and 20 were subject to mortgages (including seven joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. At December 31, 2012 the portfolio consisted of:

•

Office. 31 property investments containing approximately 15.9 million square feet located in 11 states, the District of Columbia and the United Kingdom. As of December 31, 2012, the Account’s office properties had an aggregate fair value of approximately $5.7 billion.

•

Industrial. 25 property investments containing approximately 26.2 million square feet located in 10 states. As of December 31, 2012, the Account’s industrial properties had an aggregate fair value of approximately $1.7 billion.

•

Retail. 20 property investments containing approximately 20.4 million square feet located in six states, the District of Columbia and Paris, France. As of December 31, 2012, the Account’s retail properties had an aggregate fair value of approximately $2.2 billion. One of the retail property investments is an 85% interest in a portfolio containing 39 individual retail shopping centers located throughout the Eastern and Southeastern states.

•

Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet. As of December 31, 2012, the Account’s interest in this portfolio had a fair value of approximately $78.6 million.

•

Other-Land. In May of 2011, the Account invested in a fee interest real estate investment encumbered by a ground lease. As of December 31, 2012, this real estate investment had a fair value of $330.0 million. During November 2012, the Account contributed assets from the Four Oaks Place investment into a joint venture property investment, Four Oaks Place LP. The remaining undeveloped land had a fair value of $16.2 million as of December 31, 2012.

As of December 31, 2012, the fair value weighted average lease rate of the Account’s entire commercial real estate portfolio was 92.5%. The overall lease rate of the Account’s commercial real estate portfolio was 92.1%. The Account’s:

•	office property investments were 90.9% leased on a fair value weighted basis and 89.9% leased on a weighted average square foot basis;

•	industrial property investments were 92.7% leased on a fair value weighted basis and 92.7% leased on a weighted average square foot basis;

•	retail property investments were 95.5% leased on a fair value weighted basis and 93.2% leased on a weighted average square foot basis; and

•	the storage portfolio was 89.2% leased.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2012 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(2)	699,326	5.1%	1.3%
Crowell & Moring LLP(1)	447,822	3.2%	0.8%
The Bank of New York Mellon Corporation(2)	372,909	2.7%	0.7%
Microsoft Corporation(1)	361,528	2.6%	0.7%
Atmos Energy Corporation(1)	312,238	2.3%	0.6%
GE Healthcare(1)	294,306	2.1%	0.6%
Yahoo! Inc.(2)	283,765	2.1%	0.5%
Pearson Education, Inc.(1)	234,745	1.7%	0.4%
Bridgewater Associates LP(1)	227,883	1.7%	0.4%
Pillsbury Madison & Sutro LLP(1)	225,233	1.6%	0.4%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(1)	1,099,112	4.5%	2.1%
Regal West Corporation(1)	968,535	4.0%	1.8%
Restoration Hardware, Inc.(1)	886,052	3.6%	1.7%
Kumho Tire U.S.A. Inc.(1)	830,485	3.4%	1.6%
Tyco Healthcare Retail Group, Inc.(1)	800,000	3.3%	1.5%
Technicolor Videocassette of Michigan, Inc.(1)	708,532	2.9%	1.3%
Del Monte Fresh Product, N.A., Inc.(1)	689,660	2.8%	1.3%
R.R Donnelley & Sons Company(1)	659,157	2.7%	1.2%
Rheem Sales Company, Inc.(1)	656,600	2.7%	1.2%
Global Equipment Company, Inc.(1)	647,228	2.7%	1.2%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(2)	767,056	5.1%	1.4%
Ross Stores, Inc.(2)	440,466	2.9%	0.8%
Dick’s Sporting Goods, Inc.(2)	432,486	2.9%	0.8%
Publix Super Markets, Inc.(3)	405,946	2.7%	0.8%
Belk, Inc.(2)	371,706	2.5%	0.7%
PetSmart, Inc.(3)	356,266	2.4%	0.7%
Kohl’s Corporation(2)	348,057	2.3%	0.7%
Best Buy Co., Inc.(3)	343,397	2.3%	0.6%
Michael’s Stores, Inc.(3)	314,846	2.1%	0.6%
Bed Bath & Beyond, Inc.(3)	314,347	2.1%	0.6%

(1)	Tenant occupied space within wholly owned property investments.

(2)	Tenant occupied space within joint venture investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2018 and thereafter, in the Account’s commercial (non-residential) properties. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2012 or are month to month leases.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2013	1,348,629	8.5%
2014	1,956,016	12.3%
2015	1,690,588	10.6%
2016	1,176,331	7.4%
2017	1,099,997	6.9%
2018 and thereafter	6,553,333	41.3%

Total	13,824,894	87.0%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2013	5,272,325	20.1%
2014	2,675,192	10.2%
2015	5,940,530	22.6%
2016	3,321,374	12.7%
2017	1,760,311	6.7%
2018 and thereafter	4,909,542	18.7%

Total	23,879,274	91.0%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2013	1,965,890	9.6%
2014	1,585,528	7.8%
2015	1,739,637	8.5%
2016	2,336,925	11.4%
2017	2,009,833	9.8%
2018 and thereafter	4,877,306	23.9%

Total	14,515,119	71.0%

Residential properties

The Account’s residential property portfolio currently consists of 28 property investments comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 10,650 units located in 11 states, with one located in the District of Columbia. The portfolio had a 94.0% lease rate as of December 31, 2012. Fourteen of the residential properties in the portfolio are subject to mortgages. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2012, the Account’s residential properties had an aggregate fair value of approximately $2.8 billion.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2012.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Porfolio(1)	Houston, TX	1,777	1,013	1,280
Palomino Park	Highlands Ranch, CO	1,184	1,096	1,286
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	1,024
MiMA	New York, NY	651	792	5,327
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	889	1,116
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,514
Windsor at Lenox Park	Atlanta, GA	407	1,024	1,167
Mass Court	Washington, DC	371	835	2,461
The Caruth	Dallas, TX	338	1,167	1,696
Reserve at Sugarloaf	Duluth, GA	333	1,220	1,083
The Maroneal	Houston, TX	309	928	1,376
Glenridge Walk	Sandy Springs, GA	296	1,146	1,046
The Palatine	Arlington, VA	262	1,055	2,742
The Colorado	New York, NY	256	623	2,994
Regents Court	San Diego, CA	251	886	1,662
Larkspur Courts	Larkspur, CA	248	1,001	2,252
Phoenix Apartment Portfolio	Chandler, AZ	240	975	899
Residences at Rivers Edge	Medford, MA	222	955	2,369
Lincoln Woods	Lafayette Hill, PA	216	774	1,264
The Fairways of Carolina	Margate, FL	208	1,026	1,137
Quiet Waters at Coquina Lakes	Deerfield Beach, FL	200	1,048	1,146
Circa Green Lake	Seattle, WA	199	765	1,865
The Corner	New York, NY	196	790	5,872
The Legacy at Westwood	Los Angeles, CA	187	1,181	3,386
The Pepper Building	Philadelphia, PA	185	820	1,727
Prescott Wallingford Apartments	Seattle, WA	154	665	1,573
Westcreek	Westlake Village, CA	126	951	1,722
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	2,707

(1)	Represents a portfolio containing multiple properties.

ITEM 3. LEGAL PROCEEDINGS.

The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2012 to December 31, 2012, the high and low accumulation unit values for the Account were $272.569 and $247.578, respectively. For the period January 1, 2011 to December 31, 2011, the high and low accumulation unit values for the Account were $247.654 and $219.255, respectively.

Holders. The approximate number of Account contract owners at December 31, 2012 was 1,026,256.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Investment income:
Real estate income, net	$388.7	$435.6	$421.1	$479.7	$500.4
Income from real estate joint ventures and limited partnerships	80.9	86.4	89.3	114.6	116.9
Dividends and interest	35.3	22.4	8.6	1.7	81.5

Total investment income	504.9	544.4	519.0	596.0	698.8
Expenses	136.7	121.3	95.8	95.5	153.0

Investment income, net	368.2	423.1	423.2	500.5	545.8
Net realized and unrealized gain (losses) on investments and mortgage loans payable	1,011.2	1,076.0	757.0	(3,612.5)	(2,513.0)

Net increase (decrease) in net assets resulting from operations	1,379.4	1,499.1	1,180.2	(3,112.0)	(1,967.2)
Participant transactions	894.8	1,225.0	1,743.0	(1,575.7)	(4,340.0)
TIAA (redemption) purchase of Liquidity Units	(940.3)	—	—	1,058.7	155.6

Net increase (decrease) in net assets	$1,333.9	$2,724.1	$2,923.2	$(3,629.0)	$(6,151.6)

	Years Ended December 31,
	2012	2011	2010	2009	2008

Total assets	$17,378.6	$15,749.9	$12,839.9	$9,912.7	$13,576.9
Total liabilities	2,517.5	2,222.7	2,036.8	2,032.8	2,068.0

Total net assets	$14,861.1	$13,527.2	$10,803.1	$7,879.9	$11,508.9

Number of per accumulation unit amounts	53.3	53.4	48.1	39.5	41.5

Net asset value, per accumulation unit	$272.569	$247.654	$219.173	$193.454	$267.348

Mortgage loans payable	$2,282.6	$2,028.2	$1,860.2	$1,858.1	$1,830.0

Quarterly Selected Financial Data

The following quarterly selected unaudited financial data for each full quarter of 2012 and 2011 are derived from the consolidated financial statements of the Account for the years ended December 31, 2012 and 2011 (amounts in millions).

	2012				Year Ended December 31, 2012
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$90.9	$95.6	$101.8	$79.9	$368.2
Net realized and unrealized gain on investments and mortgage loans payable	354.0	263.7	174.0	219.5	1,011.2

Net increase in net assets resulting from operations	$444.9	$359.3	$275.8	$299.4	$1,379.4

Total return	3.26%	2.52%	1.89%	2.03%	10.06%

	2011				Year Ended December 31, 2011
	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$94.7	$123.8	$110.5	$94.1	$423.1
Net realized and unrealized gain on investments and mortgage loans payable	286.5	368.6	180.9	240.0	1,076.0

Net increase in net assets resulting from operations	$381.2	$492.4	$291.4	$334.1	$1,499.1

Total return	3.42%	4.12%	2.32%	2.56%	12.99%

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

Forward-Looking Statements

Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•

Acquiring and Owning Real Estate: The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism, natural disasters, and acts of violence);

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2012 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2012 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

Economic and Capital Markets Overview and Outlook

The Bureau of Economic Analysis’s initial estimate of U.S. Gross Domestic Product (“GDP”) growth in the fourth quarter of 2012 was a decline of 0.1%, as compared with a 3.1% increase in the third quarter of 2012. The decline in GDP was due in large part to the largest decline in defense spending in over 40 years, weaker exports, and weaker buildup of business inventories. Government spending cuts and slower growth in inventories together reduced GDP growth by 2.6 percentage points. Offsetting these factors was an increase in consumer and business spending and increases in residential and non-residential fixed investment. The increase in consumer spending is believed to bode well for future growth since it has historically accounted for upwards of 70% of GDP. Fourth quarter growth was also affected by the uncertainty surrounding Congressional action on the “fiscal cliff”. The fiscal cliff refers to a series of federal government tax increases and spending reductions that would have automatically occurred at the end of 2012 as mandated by the Budget Control Act of 2011. While a last minute agreement was ultimately reached, businesses reportedly delayed hiring and spending decisions throughout the quarter as the deadline approached.

Despite the modest dip in GDP, payroll employment grew at a healthy rate in the fourth quarter, with a gain of 453,000 jobs as compared with 505,000 in the third quarter. Job growth averaged 153,000 per month during 2012, the same as in 2011, and was sufficient to lower the unemployment rate to 7.8% as of December 2012 from 8.5% as of the start of 2012. Similarly, retail sales grew at a healthy rate in the fourth quarter despite the decline in GDP. Preliminary estimates from the U.S. Bureau of the Census indicated that retail sales excluding the more volatile auto and auto parts sector increased 3.7% compared with the fourth quarter of 2011. For 2012 as a whole, retail sales increased 4.6% compared to 2011. Despite the growth in sales during the fourth quarter, results for major U.S. retailers were mixed, with discounters and high-end retailers reporting the strongest sales. Superstorm Sandy, warmer than usual winter weather and fiscal cliff concerns were cited by some companies as reasons for the lower than expected results.

Economic data for the fourth quarter reflected business and consumer caution given the uncertainty associated with the Presidential election and the fiscal cliff deadline. The passage of the American Taxpayer Relief Act (“ATRA”) of 2012 averted the mandated steep tax increases and deep spending cuts which would likely have pushed the U.S. economy into recession. Though Bush era tax cuts were extended for the middle class, ATRA raised tax rates for the most affluent Americans and began a phase-out of itemized tax deductions for more affluent households. In addition, the two percentage point reduction in payroll taxes that was in effect in 2011 and 2012 was not extended. As a result of higher tax rates and higher payroll tax deductions, 2013 paychecks for most households will shrink. The Tax Policy Center estimated that three of four Americans will pay higher taxes in 2013 because of various provisions of the bill, with the most affluent households seeing the largest increases. Consequently, economists expect that consumer spending will be weaker in the first half of the year as households make necessary adjustments to their budgets.

Soon after the fiscal cliff deal was completed, attention was focused on the upcoming debt ceiling deadline. With roughly a $100 billion per month cash flow shortfall, the U.S. government has resorted to “extraordinary measures” to generate sufficient cash to cover its short-term needs thus far in 2013. In early January, Congress passed legislation which extended the debt ceiling deadline until mid-May. Sufficient funds were authorized for the U.S. government to meet its obligations while a detailed budget plan is negotiated. While Standard & Poor’s was the only agency to downgrade U.S. government debt during the 2011 debt ceiling crisis, Fitch has warned that the failure to raise the government’s statutory borrowing limit would “very likely” result in a downgrading of the U.S. government’s AAA rating. Other agencies could follow suit if a credible long-term deficit reduction plan is not reached. In addition to potential damage to the U.S. government’s credit rating, failure to resolve the debt ceiling would likely reduce U.S. GDP growth during the first half of 2013.

The European sovereign debt crisis received less attention in the U.S. during the fourth quarter, but it continued to have a dampening effect on the European and global economies. Slowing growth during the fourth quarter caused Eurozone unemployment to hit a record high of 11.8% in November 2012, albeit with much disparity ranging from a low of 4.5% in Austria to a high of 27.0% in both Spain and Greece. Even stalwarts such as Germany have felt the effects of the crisis as German GDP declined 0.5% in the fourth quarter of 2012, which was the worst performance since 2008. In addition, the German Economic Ministry now expects GDP to grow only 0.4% during 2013 as compared with a previous forecast of 1.0%. Despite the weak economic activity, European Central Bank President Mario Draghi stated in a recent speech that the Eurozone has “turned a corner” and that a gradual recovery in the Eurozone economy would begin in 2013.

While cautioning that the Eurozone economy was not yet out of danger, Draghi noted that there were signs of stabilization including rising stock markets and significantly lower sovereign borrowing costs. Reflective of the belief that the economy would soon begin growing again, the ECB left interest rates unchanged at its first meeting in 2013, believing that interest rates were already low enough to spur growth.

Prospects for the global economy are bolstered by healthy growth in developing countries. In particular, concerns about slowing growth in China have diminished. The World Bank now expects the Chinese economy to grow in excess of 8% in 2013. The Brazilian economy is also expected to rebound with The World Bank forecasting GDP growth of 3.5% following an anemic 0.9% gain in 2012. According to a January 15, 2013 report by The World Bank, “developing countries are still the main driver of global growth”, and while the global economy continues to struggle, the worst appeared to be over, and “prospects are for a moderate acceleration of growth between 2013 and 2015.” Considerable downside risk remains, but “the balance of risks is now skewed less to the downside then it has been in recent years.”

Downside risks in the United States appear more muted as well. Nonetheless, The Federal Reserve continues to bolster U.S. economic activity through accommodative monetary policy. In its December 2012 statement, the Federal Open Market Committee (“FOMC”) stated that it intends to keep the target rate for the fed funds rate at zero to 0.25% as long as the unemployment rate remains above 6.5% and the near term inflation rate is anticipated to be no more than half a percentage point above the FOMC’s 2.0% long range goal. Similarly, the FOMC continues to purchase $40 billion of longer-term securities per month in order to keep downward pressure on long-term interest rates and to make broader financial markets conditions more accommodative. Though U.S. macroeconomic and financial markets conditions continue to improve, the FOMC believes that economic conditions are likely to warrant “exceptionally low levels for the federal funds rate at least through late 2014.” A low interest rate environment should bolster U.S. economic growth in 2013 by supporting the burgeoning housing market recovery and encouraging hiring and capital spending by U.S. businesses.

The uncertainty created by the approaching fiscal cliff produced financial market volatility during the fourth quarter of 2012. By mid-November, the Dow and S&P 500 had both lost over 7% but recouped most or all of those losses by mid-December. That trend reversed itself during final weeks of the year as fiscal cliff concerns rose, with the Dow shedding over 400 points and the S&P 500 falling 3.3%. While both indices were down slightly for the quarter overall, the Dow and S&P 500 rallied following the fiscal cliff deal with the Dow up 6% and the S&P 500 up 5% as of the end of January 2013. However, traders are bracing for a new round of volatility as the debt ceiling deadline approaches. The ten-year Treasury mirrored the equity markets with yields starting the quarter at 1.63%, slipping to 1.57% in mid-November as investors moved out of stocks, and then rising to 1.75% at year-end when investors returned to the equity markets. Since the beginning of the year, yields have moved higher to 2.0% as of the end of January. Gold prices rose for the twelfth straight year, but were volatile in the fourth quarter despite gold’s status as a “safe haven” investment. Prices peaked at $1,800 per ounce in early October but ended the quarter at $1,650 per ounce.

Recent trends in key U.S. economic indicators are summarized in the table below. As shown, employment growth was solid in the second half of 2012 despite fiscal cliff concerns.

Economic Indicators*

	2012Q1	2012Q2	2012Q3	2012Q4	Actual	Forecast
					2012	2013	2014
Economy(1)
Gross Domestic Product (GDP)	2.0%	1.3%	3.1%	-0.1%	2.2%	2.0%	2.6%
Employment Growth (Thousands)	677	200	505	453	1,835	1,900	2,800
Interest Rates(2)
10 Year Treasury	2.04%	1.82%	1.64%	1.71%	1.80%	2.00%	2.40%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision.

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other economic indicators, including those summarized in the table below, suggest underlying strength in the U.S. economy. In the housing market, for example, existing home sales increased in two of the three months in the fourth quarter and by 9.2% for 2012 as a whole. Similarly, new home sales increased 20.7% compared with 2011. Housing starts overall were up 28.0%, with single-family starts increasing 24.0% and apartment construction up 40.0%. Record high housing affordability and homebuilder confidence coupled with attractive mortgage interest rates suggest that the recovery of the housing market is likely to continue well into 2013. By comparison, retail sales growth was less vibrant but solid nonetheless, with sales excluding autos and auto parts increasing slightly during the fourth quarter and gaining a healthy 4.6% for the year overall. Positive trends in the housing market and retail sales bode well for the U.S. economy in 2013.

Broad Economic Indicators*

	Full Year		October	November	December
	2011	2012	2012	2012	2012
% Change from prior month or year
Inflation (Consumer Price Index)	3.2%	2.1%	0.1%	-0.3%	0.0%
Retail Sales (excl. motor vehicle & parts)	7.3%	4.6%	0.2%	-0.1%	0.3%
Total Existing Home Sales	1.7%	9.2%	1.5%	4.8%	-1.0%
New Home Sales	-5.3%	20.7%	-4.0%	9.3%	-7.3%
Single-Family Housing Starts	-8.6%	24.4%	-0.2%	-3.2%	8.1%
Annual or Monthly Average
Unemployment Rate	9.0%	8.1%	7.9%	7.8%	7.8%

*	Data subject to revision.

(1)	Full Year inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The January 16, 2013 Beige Book, which detailed economic activity across the twelve Federal Reserve Districts (“Districts”), provided anecdotal support of continued moderate growth in economic activity during the fourth quarter. All twelve Federal Reserve Districts reported either modest or moderate growth between mid-November and the end of December. Similarly, all twelve Districts reported growth in consumer spending. While holiday sales were moderately higher than in 2011, they were below expectations for many retailers. Reports on the manufacturing sector were mixed, albeit with the majority of Districts reporting higher levels of activity. All Districts reported stronger residential real estate markets, with home sales increasing in eleven Districts and residential construction increasing in eight. Commercial real estate activity was also stronger though concerns about the fiscal cliff were cited in some Districts as contributing to a slowdown in leasing. Labor market conditions were mostly unchanged, with delays in hiring reported in six Districts due to fiscal cliff concerns; two other Districts reported delays in hiring due to changes in health care legislation and another due to uncertainties in the Eurozone. Wage pressures remained largely stable aside from highly skilled workers in the information technology, health care, and energy fields. Inflation pressures remained modest. Overall, regional reports provided confirmation of continued moderate economic growth in the fourth quarter.

The general consensus of public and private sector economists is that economic activity will remain moderate in the first half of 2013 but turn measurably stronger in the second half of the year. Sluggish growth in the first half of the year is expected due in large part to the expiration of the payroll tax cut and the imposition of higher income tax rates on the most affluent households, which in combination will have a dampening effect on consumer spending. Prospects for the second half of the year are stronger in large part because of a diminishing fiscal drag from an assumed resolution of the debt ceiling. Assuming that a deal on the debt ceiling is reached by May, its ultimate effect on the U.S. economy is likely to be limited initially and then occur gradually over the longer term. Failure to reach a deal would have a detrimental effect on the U.S. economy, particularly if the U.S. were downgraded. The U.S. economy should also benefit from solid growth in China and other developing countries; the start of an economic recovery in Europe would be similarly beneficial, but is far from certain. The consensus of economists surveyed as part of the January 10, 2013 Blue Chip Financial Forecast publication was for U.S. GDP to grow at a 2.0% rate in 2013 and at a 2.6% rate in 2014. Employment growth is projected average roughly 160,000 jobs per month in 2013, or 1.9 million, which is slightly higher than in 2012. While GDP growth of 2.0% and employment growth of 1.9 million would still be moderate considering that the Great Recession officially ended in June 2009, it would nonetheless provide sufficient support for further improvement in commercial real estate market conditions particularly given the modest construction in most property sectors.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the period ended December 31, 2012 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Econometric Advisors (“CBRE-EA”) calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate sales activity accelerated during the fourth quarter of 2012 as investors sought to close deals in advance of 2013 tax rate changes. Commercial real estate fundamentals showed continued modest improvement including declining vacancies and modest rent growth despite anecdotal reports of delays in leasing as businesses waited to ascertain the impact of provisions of the fiscal cliff deal. Investor interest in commercial real estate remained strong with commercial property sales volumes totaling $98 billion in the fourth quarter, up 47% compared to fourth quarter of 2011. For 2012 as a whole, sales totaled $283 billion which was 24% above 2011’s total of $230 billion. Sales of all property types were up compared with 2011, with the biggest gains registered by apartment properties. Institutional investors continued to be highly focused on top properties in major markets such as Washington DC, New York, Boston, San Francisco and Los Angeles. Investors with greater risk tolerance looked for opportunities in secondary and tertiary markets such as Charlotte, Denver, Philadelphia, Nashville, and Salt Lake City where prices are generally lower.

Reflective in part of real estate’s attractive return profile and prospects compared to other asset classes, the Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 1.4% in the fourth quarter of 2012 as compared with a 2.5% increase in the third quarter of 2012. Green Street Advisors estimates that for 2012 as a whole, commercial property values increased 7.0% and are now roughly 2.0% below their August 2007 peak on average. However, there is considerable disparity between sectors with apartment values 10.0% higher than their 2007 peak and office values 15.0% below their 2007 peak. Nonetheless, Green Street Advisors remains optimistic about near term prospects for commercial property values: “Values continue to benefit from today’s low-return environment, and it’s likely the upward momentum will be sustained.”

Preliminary NCREIF Open End Diversified Core Equity (ODCE) commercial property returns for the fourth quarter of 2012 were 2.3%, consisting of a 1.3% income return and a 1.0% capital return. For the four quarter period ending December 31, 2012, returns were 10.9%, consisting of a 5.4% income return and a 5.3% capital return. By comparison, returns for the four quarter period ending September 30, 2012 were 11.6%.

Data for the Account’s top five markets in terms of fair market value as of December 31, 2012 are provided below. These markets represent 46.9% of the Account’s total real estate portfolio.

Metropolitan Area	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	91.0%	10	14.4%	10.8%
New York-White Plains-Wayne, NY-NJ	93.7%	6	10.6%	7.9%
Los Angeles-Long Beach-Glendale, CA	92.2%	11	8.1%	6.1%
Boston-Quincy, MA	88.5%	4	7.0%	5.3%
San Francisco-San Mateo-Redwood City, CA	91.8%	4	6.8%	5.1%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate inched down to 15.4% in the fourth quarter of 2012 as compared to 15.6% in the third quarter of 2012. Nationally, the office vacancy rate has declined from a peak of 16.9% since the second quarter of 2010. The modest improvement in office market conditions during the fourth quarter was reflective of moderate employment growth and tenant delays in making leasing decisions given the uncertainty associated with the approaching fiscal cliff.

The vacancy rate for the Account’s office portfolio averaged 10.1% as of the fourth quarter of 2012 as compared to 10.4% the third quarter of 2012. As shown in the table below, the vacancy rate of properties owned by the Account in four of its top five office markets—Washington DC, San Francisco, Seattle and Houston—remained at or below their respective market averages while the vacancy rate of the Account’s properties in Boston was slightly above the market average. The vacancy rate of the Account’s properties in Washington, DC, its top market, has declined steadily in recent quarters as space that was vacated by the move-out of a large tenant has been re-leased. Nonetheless, rents in the Washington DC market have been affected by a slowdown in leasing by the federal government and companies seeking to reduce space requirements through more efficient space usage.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q4	2012Q3	2012Q4	2012Q3

Office	Account/Nation			10.1%	10.4%	15.4%	15.6%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,260.8	7.4%	11.6%	13.1%	15.3%	14.8%
2	Boston-Quincy, MA	$871.5	5.1%	11.1%	11.4%	10.9%	11.3%
3	San Francisco-San Mateo-Redwood City, CA	$778.6	4.6%	8.0%	8.4%	9.9%	10.2%
4	Seattle-Bellevue-Everett, WA	$588.9	3.4%	10.5%	9.9%	13.7%	14.2%
5	Los Angeles-Long Beach-Glendale, CA	$445.7	2.6%	7.2%	6.8%	16.7%	16.6%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results for the fourth quarter of 2012 were consistent with office market trends at the national level. Demand for office space is driven largely by job growth in the financial and professional and business services sectors. During the fourth quarter of 2012, the financial sector added 17,000 jobs after a gain of 22,000 jobs in the third quarter of 2012. While December 2012 marked the sector’s fifteenth consecutive month without a net loss, employment growth has been modest as banks and financial firms continue to reduce space usage and occupancy costs in order to improve profitability. The professional and business services sector added 109,000 jobs in the quarter, following a gain of 73,000 jobs in the third quarter of 2012. Growth in the technology sector, some of which is part of the professional and business services sector, has offset weak demand from financial services in a number of markets, and particularly in San Francisco, Seattle, Boston and New York. Tech sector demand remains healthy as evidenced by employment growth of 80,000 jobs in the computer systems design industry in 2012. By comparison, employment in the entire financial services sector as a whole also grew by 80,000 in 2012. Prospects for continued gradual improvement in office market conditions are promising given ongoing office employment growth and minimal construction; however, progress is likely to remain sporadic during the first half of 2013 until a debt ceiling deal is reached.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. As a result of fourteen consecutive quarters of U.S. GDP growth, 2.2% growth in industrial production during 2012, and a rebound in global trade flows, U.S. industrial market conditions continued their gradual improvement. Gains were most evident in coastal port markets where global trade activity is centered. During the fourth quarter of 2012, the national industrial availability rate declined for the tenth consecutive quarter to 12.8% as compared to 13.1% in the third quarter of 2012. By comparison, the vacancy rate for the Account’s industrial property portfolio was well below the national average at 7.3%. As shown below, the vacancy rate of the Account’s properties in four of its top five industrial markets remained well below their respective market averages. The only exception was Los Angeles where the vacancy rate of the Account’s properties has remained elevated due to continued weakness in small tenant demand.

				Account Weighted Average Vacancy		Market Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q4	2012Q3	2012Q4	2012Q3

Industrial	Account/Nation			7.3%	6.4%	12.8%	13.1%

1	Riverside-San Bernardino-Ontario, CA	$517.3	3.0%	8.4%	8.4%	11.2%	11.3%
2	Tacoma, WA	$219.0	1.3%	6.6%	5.8%	10.1%	10.3%
3	Dallas-Plano-Irving, TX	$206.6	1.2%	5.9%	5.9%	13.5%	14.0%
4	Los Angeles-Long Beach-Glendale, CA	$200.6	1.2%	13.2%	12.0%	6.4%	6.4%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$163.4	1.0%	2.2%	7.4%	14.7%	14.8%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment market conditions tightened further during the fourth quarter of 2012. The national vacancy rate declined to an average of 5.0% in the fourth quarter of 2012 as compared to 5.2% in the fourth quarter of 2011. With the national vacancy rate approaching pre-recession lows, effective rents continued to grow, albeit at a more moderate rate compared with earlier in the year. Rent growth is expected to moderate in a number of markets in 2013 as the result of new supply. While construction has ramped up in many markets, apartment markets are expected to benefit from demand generated by Generation Y. This large population cohort, which was born in the mid-1980’s and later, is just entering the workforce and is largely comprised of renters. The vacancy rate of the Account’s multi-family portfolio was modestly higher than the national average at 6.0% in the fourth quarter of 2012. As shown in the table below, the average vacancy rates for the Account’s properties in two of its top five top apartment markets were below their respective market averages. In Washington DC and Denver, seasonal leasing upticks contributed to an increase in the average vacancy rate of the Account’s properties compared to the third quarter. In New York, which became the Account’s top apartment market in the fourth quarter with the acquisition of a 70% interest in MiMA, a newly constructed 651 unit apartment building in Midtown Manhattan, the vacancy rate was higher in the fourth quarter because MiMA was in its initial lease up period when the interest was acquired. The vacancy rate of the Account’s New York properties excluding MiMA was 2.8% in the fourth quarter.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2012Q4	2012Q3	2012Q4	2012Q3

Apartment	Account/Nation			6.0%	4.4%	5.0%	5.2%

1	New York-White Plains-Wayne, NY-NJ	$671.0	3.9%	11.3%	1.7%	4.8%	4.8%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$403.5	2.4%	6.3%	5.6%	4.2%	4.0%
3	Houston-Sugar Land-Baytown, TX	$292.9	1.7%	5.0%	5.0%	7.1%	6.7%
4	Denver-Aurora, CO	$247.4	1.4%	5.7%	4.6%	4.2%	3.6%
5	Phoenix-Mesa-Scottsdale, AZ	$147.7	0.9%	5.1%	4.4%	7.5%	6.7%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions remained weak despite still healthy consumer spending. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.1% in the fourth quarter of 2012 as compared with the third quarter of 2012, but 3.7% compared with the fourth quarter of 2011. Nonetheless, national retailers remained highly selective about opening new stores, with a focus on top metropolitan markets and the best centers, whereas demand from small, local retailers has remained lackluster since the end of the recession. Availability rates in neighborhood and community centers inched down to an average of 12.8% in the fourth quarter of 2012 as compared with 12.9% in the third quarter of 2012. The vacancy rate for the Account’s retail portfolio averaged 6.8% during the fourth quarter of 2012 as compared with 6.4% in the third quarter of 2012. The vacancy rate of the Account’s retail portfolio remains below the national average largely because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

Throughout 2012 and even during a period of weak economic activity during the fourth quarter, commercial real estate fundamentals improved in tandem with the strengthening of U.S. macro-economic conditions. Most noteworthy was the increase in employment growth during the second half of the year following an anemic second quarter. Support for the commercial real estate sector was provided by an active investment market and the availability of attractively priced mortgage debt. Throughout the year, institutional investors remained cautious and risk averse with a focus on top tier properties in top markets. With the U.S. economy showing signs of strength and prices for top tier properties escalating, investors with greater risk tolerance looked for opportunities in secondary and tertiary markets where initial cash-on-cash returns are higher. The continued interest in commercial real estate as well as growing interest in secondary and tertiary markets is evidence of investors’ belief that commercial real estate continues to offer attractive returns over the short- and long-term vis-à-vis other asset classes. For tenants, a tentative approach to leasing and expansion is likely to persist through the first quarter of 2013, and possibly longer due to uncertainty over the upcoming debt ceiling negotiation. Global concerns, notably potential repercussions from the European debt crisis, will also give pause as companies wait for a clearer picture of their business prospects before making long-term space decisions. Nonetheless, if economic conditions fall generally in-line with economists’ expectations of continued modest growth during the first half of 2013 and stronger growth during the second half of the year, real estate market conditions are likely to remain favorable. Historically, moderate employment growth coupled with minimal construction has provided a supportive backdrop for the commercial real estate sector.

Management continued to follow its recent investment strategy of focusing exclusively on apartment, retail and industrial properties in target markets, as well as strategically disposing of interests in select office properties. During the fourth quarter of 2012, the Account acquired a newly constructed apartment complex in a top West Coast market, a 70% interest in a premier apartment tower in a top East Coast market, a 50% interest in a top West Coast regional mall, and a high quality community shopping center in a top West Coast technology market. In early 2013, the Account executed a lease with the American subsidiary of a major global energy company for a new build-to-suit office building in Houston that is expected to be completed in 2015. While the Account has successfully completed redevelopments of properties in its portfolio, this will be the Account’s first ground-up development. The building will be built on land already owned by the Account that is adjacent to an existing office complex that was acquired by the Account in 2004. In order to mitigate risk associated with ground-up development, the Account sold a 49% interest in the existing investment to Allianz, a major European investor; Allianz will also have a one-time option for a specified time period to purchase a 49% interest in the new building. The Account’s decision to undertake its first development activity was driven in part by the synergistic aspects of the transaction: specifically, accommodating the expansion plans of an existing high quality tenant and utilizing land already owned by the Account. In addition, Management believes that selling an interest in the existing property and granting an option to purchase an interest in the new building has reduced exposure to the potential volatility associated with the Houston market and the energy sector, which provides the Account the ability to undertake the new development. In other fourth quarter 2012 disposition activity, the Account sold its joint venture interest in a portfolio of industrial properties in non-target markets.

Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the fourth quarter of 2012, the Account’s holdings were 92.4% leased as compared with 93.0% as of the third quarter of 2012. During the fourth quarter of 2012, the Account’s real estate assets generated a 1.13% income return and a 1.67% capital return. As shown in the graph below, returns for the fourth quarter of 2012 were the eleventh consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace during the fourth quarter of 2012, with the Account maintaining what management believes to be an appropriate cash position as of the end of the quarter. As had occurred in the second and third quarters of 2012, a portion of the Account’s cash holdings were used in the fourth quarter to redeem approximately one-quarter of the aggregate liquidity units held by TIAA. Management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new acquisitions, the potential redemption of units by participants, and the Account’s targeted long-term level of cash and cash equivalent holdings. Potential acquisitions will be evaluated in the context of overall Account objectives and projected cash availability. Investment activities in 2013 will seek to further refine the Account’s geographic and property type mix in accordance with the Account’s overall objectives. The anticipated acquisitions program in 2013 will focus primarily on industrial, retail, and multi-family properties, and secondly, highly selective office properties, with the intention of maintaining the Account’s diversification across property sector at or close to its current sector weightings. Consistent with its permitted investment activities, the Account may consider new development and redevelopment opportunities in a limited and highly selective fashion in 2013, and undertake such investments with the intention of minimizing to the greatest degree possible the potential risks associated with such activities including build-to-suit development, significant pre-leasing, and fixed price construction contracts. In addition to ongoing investment activities, Management will also carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt at lower interest rates in order to lower the Account’s overall weighted cost of capital provided financing proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns. Heading into 2013, Management believes the Account is solidly positioned to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-cash returns. Emphasis will continue to be given to institutional quality properties that have strong occupancy history and favorable tenant rollover schedules. The Account believes that a disciplined investment strategy coupled with a focus on the highest quality properties position the Account for favorable long-term performance.

Investments as of December 31, 2012

As of December 31, 2012, the Account had total net assets of $14.9 billion, a 1.1% increase from the end of the third quarter of 2012 and a 9.9% increase from December 31, 2011. The increase in the Account’s net assets from December 31, 2011 to December 31, 2012 was primarily caused by net participant inflows into the account exclusive of the liquidity unit redemptions, see “Liquidity and Capital Resources” below, and net appreciation in value of the Account’s investments.

As of December 31, 2012, the Account owned a total of 107 real estate property investments (92 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 31 office property investments (five of which were held in joint ventures and one located in London, England), 25 industrial property investments, 28 apartment property investments, 20 retail property investments (including seven held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land investment and one fee interest encumbered by a ground lease. Of the 107 real estate property investments, 39 are subject to debt (including eight joint venture property investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of December 31, 2012 was $2.2 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.8 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2012 was $4.0 billion, which represented a loan to value ratio of 21.0%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.3% of total real estate investments and 4.0% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management from time to time will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

During 2012, the Account purchased eight wholly owned real estate investments for $526.5 million, net of $129.5 million in mortgage loans payable, and four joint venture investments for $634.6 million, net of $366.1 million in mortgage loans payable, as displayed in the chart below (amounts in millions).

Property Investment Acquired in 2012

Property Name	Property Type	City	State	Net Acquisition Cost	Joint Venture/% Interest	Mortgage Loans Payable	Net Investment
Wholly Owned
The Shops at Wisconsin Place	Retail	Chevy Chase	MD	$96.1	N/A	$—	$96.1
Cerritos Industrial Park	Industrial	Cerritos	CA	83.8	N/A	—	83.8
The Residences at the Village of Merrick Park	Apartments	Coral Gables	FL	52.4	N/A	—	52.4
Mass Court	Apartments	Washington	D.C.	171.2	N/A	92.6	78.6
Pacific Corporate Park	Industrial	Fife	WA	34.3	N/A	—	34.3
Circa Green Lake	Apartments	Seattle	WA	83.5	N/A	—	83.5
Prescott Wallingford Apartments	Apartments	Seattle	WA	54.3	N/A	—	54.3
Charleston Plaza	Retail	Mountain View	CA	80.4	N/A	36.9	43.5
Joint Ventures
The Shops at Wisconsin Place	Retail	Chevy Chase	MD	18.2	33%	—	18.2
MiMA	Apartments	New York	NY	551.4	70%	268.6	282.8
Valencia Town Center	Retail	Valencia	CA	195.2	50%	97.5	97.7
Four Oaks Place, LP(1)	Office	Houston	TX	235.9	51%	—	235.9

Total				$1,656.7		$495.6	$1,161.1

N/A - Not applicable

(1)	During November 2012, the Account contributed assets from the Four Oaks Place investment into a joint venture property investment.

During 2012, the Account sold six wholly owned real estate investments and one wholly owned partial real estate investment for a net sales price of $679.5 million. The Account’s joint venture investments sold six real estate investments for a net sales price of $398.6 million, while concurrently settling $3.5 million of debt associated with certain of those assets, all representing the Account’s proportionate share. The Account realized a loss of $11.3 million and $79.0 million from its wholly owned real estate investment sales and from its proportionate share of real estate investment sales from within its joint venture investments, respectively.

Property Investments Sold in 2012

(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)	Third Party Debt Payoff
Wholly Owned
Pointe on Tampa Bay	Office	Tampa	FL	$46.2	$—
Centerside I	Office	San Diego	CA	51.6	—
Broadlands Business Park	Industrial	Elkton	MD	31.0	—
GE Appliance East Coast Distribution Facility	Industrial	Perryville	MD	46.5	—
Needham Corporate Center	Office	Needham	MA	25.8	—
Airways Distribution Center	Industrial	Southaven	MS	22.0	—
Wholly Owned—Partial Property Sale
Four Oaks Place(5)	Office	Houston	TX	456.4	—
Joint Ventures
Prominence at Buckhead(1)	Office	Atlanta	GA	74.4	—
Treat Towers(1)	Office	Walnut Creek	CA	88.3	—
Waterfront at the Marketplace(2)	Retail	Homestead	PA	93.8	—
IDI Nationwide Industrial Portfolio(3)	Industrial	Various	Various	107.0	—
Joint Ventures—Partial Property Sale
Walks at Highwood Preserve II(2)	Retail	Tampa	FL	3.3	(3.5)
South Dade Shopping Center(4)	Retail	Miami	FL	31.8	—

Total				$1,078.1	$(3.5)

(1)	Joint Venture Investment (75% Account interest).

(2)	Property held within the DDR Joint Venture investment (85% Account interest).

(3)	Joint Venture Investment (60% Account interest).

(4)	Property held within the Florida Retail Portfolio investment (80% Account interest).

(5)	51% of the asset was contributed into a Joint Venture investment and the remaining 49% was sold.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at December 31, 2012.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	20.4%	15.3%	6.7%	0.3%	1.6%	44.3%
Apartment	9.7%	6.6%	5.4%	—	—	21.7%
Industrial	0.7%	7.7%	3.8%	1.0%	—	13.2%
Retail	3.4%	4.0%	8.3%	0.2%	1.6%	17.5%
Other(3)	2.8%	0.2%	0.3%	—	—	3.3%

Total	37.0%	33.8%	24.5%	1.5%	3.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value ($M)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	679.4	(b)	5.3%	4.0%
50 Fremont Street	San Francisco	CA	Office	433.9	(c)	3.4%	2.5%
Fourth and Madison	Seattle	WA	Office	429.3	(d)	3.3%	2.5%
DDR Joint Venture	Various	USA	Retail	386.3	(e)	3.0%	2.3%
The Florida Mall	Orlando	FL	Retail	386.2	(f)	3.0%	2.3%
99 High Street	Boston	MA	Office	386.2	(g)	3.0%	2.3%
780 Third Avenue	New York	NY	Office	335.4		2.6%	2.0%
425 Park Avenue	New York	NY	Land	330.0		2.6%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	304.1		2.4%	1.8%
The Newbry	Boston	MA	Office	289.9		2.3%	1.7%

(a)

Value as reported in the December 31, 2012 Consolidated Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $469.4M.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $298.8M.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $284.3M.

(e)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 39 retail properties located in 13 states and is presented net of debt. As of December 31, 2012 this debt had a fair value of $864.0 million.

(f)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of December 31, 2012 this debt had a fair value of $195.8 million.

(g)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $196.3M.

As of December 31, 2012, the Account’s net assets totaled $14.9 billion. At December 31, 2012, the Account held 75.2% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 8.0% of total investments, real estate-related equity securities representing 7.8% of total investments, U.S. Treasury securities representing 7.0% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Performance

The Account’s total return was 10.1% for the year ended December 31, 2012 as compared to 13.0% for the year ended 2011. The Account’s performance during the year ended December 31, 2012 decreased as the velocity of the overall economic and real estate market recoveries slowed and reduced net participant inflows as a result of the $150,000 participant account restriction effective March 31, 2011, being in place throughout 2012, and the $940.3 million redemption of the TIAA Liquidity Units.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2012 were 10.1%, 12.1%, -2.6%, and 4.6%, respectively. As of December 31, 2012, the Account’s annualized total return since inception was 5.9%.

Net Investment Income

The table below shows the results of operations for the years ended December 31, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2012	2011	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$872.0	$874.1	$(2.1)	-0.2%

Real estate property level expenses and taxes:
Operating expenses	218.2	217.8	0.4	0.2%
Real estate taxes	119.1	111.5	7.6	6.8%
Interest expense	146.0	109.2	36.8	33.7%

Total real estate property level expenses and taxes	483.3	438.5	44.8	10.2%

Real estate income, net	388.7	435.6	(46.9)	-10.8%
Income from real estate joint ventures and limited partnerships	80.9	86.4	(5.5)	-6.4%
Interest	3.0	3.3	(0.3)	-9.1%
Dividends	32.3	19.1	13.2	69.1%

TOTAL INVESTMENT INCOME	504.9	544.4	(39.5)	-7.3%

Expenses:
Investment advisory charges	56.3	53.9	2.4	4.5%
Administrative charges	32.4	28.7	3.7	12.9%
Distribution charges	13.9	8.8	5.1	58.0%
Mortality and expense risk charges	2.8	6.2	(3.4)	-54.8%
Liquidity guarantee charges	31.3	23.7	7.6	32.1%

TOTAL EXPENSES	136.7	121.3	15.4	12.7%

INVESTMENT INCOME, NET	$368.2	$423.1	$(54.9)	-13.0%

Rental Income:

Rental Income decreased by $2.1 million or 0.2% for the year ended December 31, 2012 as compared to the comparable period in 2011. Rental income increased in the Account’s residential, retail and industrial sectors and land by $23.6 million, $12.0 million, $1.5 million and $4.5 million, respectively, specifically due to acquisitions. These increases were offset by a decrease in the Account’s office sector of $43.7 million during the year, $14.4 million of this decrease related to dispositions. The remaining $29.3 million of the decrease was due to tenant vacancies in the California and Connecticut regions. Furthermore, the Account recognized approximately $20.2 million in early termination fee income in 2011 which did not occur in 2012.

Operating Expenses:

Operating expenses increased slightly by $0.4 million or 0.2% for the year ended December 31, 2012 as compared to the comparable period of 2011. The increase is primarily due to acquisitions in the residential and retail sectors offset by dispositions in the office sector.

Real Estate Taxes:

The $7.6 million or 6.8% increase in real estate taxes for the year ended December 31, 2012 as compared to the comparable period of 2011 was attributed to property acquisitions during 2012 coupled with increased tax values primarily in the apartment and office sectors.

Interest Expense:

The $36.8 million or 33.7% increase in interest expense for the year ended December 31, 2012 as compared to the comparable period of 2011 was primarily due to the refinancing of debt on four real estate investments and the affiliated prepayment expenses.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $5.5 million or 6.4% during the year ended 2012 compared to the comparable period of 2011. The decrease was attributed to decreased distributions from the joint ventures and limited partnerships, primarily the DDR joint venture, as a result of debt restructuring activity as well as the disposition of several joint venture assets during 2012.

Dividend and Interest Income:

Dividend and interest income increased $12.9 million from the comparable period of 2011. The increase in dividend income can be directly attributed to the Account’s increased investment in real estate related securities held of $1.3 billion as compared to $927.9 million for the periods ended December 31, 2012 and 2011, respectively.

Expenses:

The Account’s expenses increased $15.4 million or 12.7% for the year ended 2012 as compared to the comparable period of 2011. The increase in Account level expenses was due to the increase in the Account’s average net assets throughout the year ended December 31, 2012. The Account’s average net assets for 2012 increased 16.8% when compared to the Account’s average net assets for 2011. However, as a basis point (“bp”) charge to the Account, expenses have decreased from 98 bp during 2011 to 95 bp during 2012, a reduction of 3 bps. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory costs are primarily fixed. Administrative and distribution charges generally correspond to the level of assets under management. Mortality and expense risk charges decreased 3 bps during 2012. The decrease in mortality and expense risk charges during the year was primarily driven by a decrease of participants annuitizing into the Account as well as changes in participant mortality assumptions. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herein for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(11.3)	$(41.7)	$30.4	-72.9%
Real estate joint ventures and limited partnerships	(104.5)	(70.5)	(34.0)	48.2%
Marketable securities	53.7	6.5	47.2	N/M

Total realized loss on investments:	(62.1)	(105.7)	43.6	-41.2%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	555.8	829.9	(274.1)	-33.0%
Real estate joint ventures and limited partnerships	424.1	331.0	93.1	28.1%
Marketable securities	126.8	21.5	105.3	N/M
Mortgage loans payable	(33.4)	(0.7)	(32.7)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,073.3	1,181.7	(108.4)	-9.2%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,011.2	$1,076.0	$(64.8)	-6.0%

N/M—Not meaningful

Real Estate Properties:

During the year ended December 31, 2012, the Account experienced net realized and unrealized gains on real estate properties of $544.5 million compared to net realized and unrealized gain of $788.2 million for the comparable period of 2011.

Net realized losses in the Account are due to the sale of real estate property investments during 2012.

Net unrealized gains in the Account continue to be driven by improved but stabilizing market conditions in 2012 but at a decreased rate than that experienced during the comparable period of 2011. Included within the net unrealized gains discussed above, were foreign exchange gains of $14.6 million for the year ended December 31, 2012 as compared to losses of $3.3 million for the comparable period of 2011 related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $319.6 million for the year ended December 31, 2012 compared to net realized and unrealized gains of $260.5 million for the comparable period of 2011.

Net realized losses related to the Account’s investments in joint ventures and limited partnerships are primarily due to the sale of real estate property investments underlying the Account’s joint venture investments during 2012. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments.

Net unrealized appreciation increased $93.1 million or 28.1% compared to the comparable period of 2011 is due to the Account’s increased investments in joint ventures during 2012.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $180.5 million as compared to $28.0 million for the comparable period of 2011. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At December 31, 2012 the Account’s real estate related marketable securities were $1.3 billion as compared to $927.9 million as of December 31, 2011, an increase of $404.4 million or 43.6%. During 2012 the markets for REITs in the United States increased approximately 15.6% as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $2.6 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $33.4 million for the year ended December 31, 2012 compared to unrealized losses of $0.7 million for the comparable period of 2011. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The increase in unrealized losses during the year ended December 31, 2012 was primarily due to unfavorable foreign exchange rates resulting in exchanges losses of $9.4 million, $18.5 million accrued for anticipated mortgage loan extinguishments associated with the Account’s property investment located in London, England, and $5.4 million related to valuation changes in mortgage loans.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Performance

The Account’s total return was 13.0% for the year ended December 31, 2011 as compared to 13.3% for the year ended 2010. The Account’s performance during the year ended December 31, 2011 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of the volatile market conditions experienced throughout the year and the $150,000 participant account restriction which was effective March 31, 2011.

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

Net Investment Income

The table below shows the net investment income for the years ended December 31, 2011 and 2010 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2011	2010	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$874.1	$862.5	$11.6	1.3%

Real estate property level expenses and taxes:
Operating expenses	217.8	220.0	(2.2)	-1.0%
Real estate taxes	111.5	114.7	(3.2)	-2.8%
Interest expense	109.2	106.7	2.5	2.3%

Total real estate property level expenses and taxes	438.5	441.4	(2.9)	-0.7%

Real estate income, net	435.6	421.1	14.5	3.4%
Income from real estate joint ventures and limited partnerships	86.4	89.3	(2.9)	-3.2%
Interest	3.3	3.0	0.3	10.0%
Dividends	19.1	5.6	13.5	241.1%

TOTAL INVESTMENT INCOME	544.4	519.0	25.4	4.9%

Expenses:
Investment advisory charges	53.9	50.2	3.7	7.4%
Administrative charges	28.7	22.1	6.6	29.9%
Distribution charges	8.8	6.0	2.8	46.7%
Mortality and expense risk charges	6.2	4.4	1.8	40.9%
Liquidity guarantee charges	23.7	13.1	10.6	80.9%

TOTAL EXPENSES	121.3	95.8	25.5	26.6%

INVESTMENT INCOME, NET	$423.1	$423.2	$(0.1)	0.0%

N/M—Not meaningful

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

	Years Ended December 30,		Change
	2011	2010	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(41.7)	$(12.5)	$(29.2)	233.6%
Real estate joint ventures and limited partnerships	(70.5)	(185.7)	115.2	-62.0%
Marketable securities	6.5	0.4	6.1	N/M

Total realized loss on investments:	(105.7)	(197.8)	92.1	-46.6%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	829.9	638.2	191.7	30.0%
Real estate joint ventures and limited partnerships	331.0	357.5	(26.5)	-7.4%
Marketable securities	21.5	15.0	6.5	43.3%
Mortgage loans payable	(0.7)	(55.9)	55.2	-98.8%

Net change in unrealized appreciation on investments and mortgage loans payable	1,181.7	954.8	226.9	23.8%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,076.0	$757.0	$319.0	42.1%

Real Estate Properties:

During the year ended December 31, 2011, the Account experienced net realized and unrealized gains on real estate properties of $788.2 million compared to net realized and unrealized gain of $625.7 million for the comparable period of 2010. The net realized and unrealized gain on real estate properties was primarily driven by net unrealized gains on the Account’s wholly owned real estate property investments of $829.9 million compared to $638.2 million for the comparable period of 2010, an increase of $191.7 million or 30.0%. The net unrealized gains in the Account continue to be driven by improved but stabilizing market conditions in 2011. Included within the net unrealized gains discussed above, were foreign exchange losses of $3.3 million for the year ended December 31, 2011 as compared to a loss of $18.4 million for the comparable period of 2010 related to the Account’s foreign investment properties.

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

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $28.0 million as compared to $15.4 million for the comparable period of 2010. The increase is directly attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At December 31, 2011 the Account’s real estate related marketable securities were $927.9 million as compared to $495.3 million as of December 31, 2010, an increase of $432.6 million or 87.3%.

Additionally, the Account held $2.8 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loan Receivable:

During the year ended December 31, 2010 the Account settled in full its mortgage loan receivable investment at its face value.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized losses of $0.7 million for the year ended December 31, 2011 compared to unrealized losses of $59.6 million during the comparable period of 2010. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The decrease in net unrealized losses during the year ended December 31, 2011 was primarily due to stabilizing markets during 2011. Of the $0.7 million net unrealized loss, $2.2 million was related to valuation increases in mortgage loans payable offset in part by foreign exchange fluctuations of $1.5 million.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $2.6 billion and $2.8 billion, respectively (17.4% and 20.8% of the Account’s net assets at such dates, respectively). When compared to December 31, 2011, the Account’s non- real estate-related liquid assets have decreased by $228.9 million. This decrease is the result of the Account’s $940.3 million redemption of liquidity units held by TIAA, offset by net participant inflows into the Account.

Fourth Quarter 2012 Compared to Third Quarter 2012

During the fourth quarter of 2012, the Account received $472.8 million in premiums as compared to $489.4 million received during the third quarter of 2012, which included $271.6 million of participant transfers into the Account as compared to $289.0 million during the third quarter of 2012. The Account had participant outflows of $287.5 million in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits during the fourth quarter of 2012 as compared to $248.4 million during the third quarter of 2012, which included $121.9 million and $100.6 million of participant transfers out of the Account for the fourth and third quarters of 2012, respectively. During the fourth quarter of 2012, the Account redeemed $320.0 million of liquidity units compared to $314.2 million in the third quarter of 2012.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

During the year ended December 31, 2012, the Account received $1.9 billion in premiums, which included $1.1 billion of participant transfers into the Account. The Account had outflows of $1.0 billion in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $466.9 million of participant transfers out of the Account. The Account had outflows of $940.3 million related to redemptions of liquidity units during the year. During the year ended December 31, 2011, the Account received $2.3 billion in premiums, which included $1.6 billion of participant transfers into the Account. The Account had outflows of $1.1 billion in annuity payments, withdrawals and death benefits, which included $658.9 million of participant transfers out of the Account. The Account did not have any redemptions of liquidity units during the year ended December 31, 2011. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Management believes that the reduction in transfers into the Account is primarily related to the transfer limitation on the Account which was effective in the substantial majority of jurisdictions on March 31, 2011. Under this limitation, individual participants are limited from making internal funding vehicle transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. This limitation is subject to certain exceptions, which are identified in the relevant contract or endorsement form. As of the date of this Form 10-K, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her contract or endorsement form. By limiting these transfers to the Account, as anticipated, the amount of funds going into and out of the Account has become more predictable, which management believes will continue to enhance our ability to invest and manage the Account’s portfolio with a long-term perspective.

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

TIAA’s obligation to provide Account participants liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the paragraph below, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Department of Financial Services, will continue. Management also believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

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

Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

As of December 31, 2012, TIAA owns 1.2 million liquidity units, representing approximately 2.2% of the Account’s outstanding accumulation units as of such date. The independent fiduciary is currently in the process of conducting a systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of June, September and December 2012, representing a total of $940.3 million redeemed during 2012. The independent fiduciary’s redemption of the remaining liquidity units held by TIAA is conditioned on (i) the Account holding and being projected to hold at least 17% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account, and (ii) there having been positive recent historical net participant flows over the 20 business days prior to such redemption. As of the date of this filing, the independent fiduciary intends to cause the redemption of the remaining liquidity units held by TIAA throughout the remaining days in March 2013, such that all such liquidity units would be redeemed by the end of the month. There is no guarantee that such redemptions will occur, as the timing of redemptions is in the discretion of the independent fiduciary.

In addition, at any time the Account holds cash, cash equivalents and publicly traded, liquid non-real estate related securities in excess of 25% of its net assets, the independent fiduciary intends to cause a redemption of liquidity units in an amount equal to the Account’s average net participant flows during the preceding month. As of December 31, 2012, the Account held 17.4% of its net assets in such liquid non-real estate-related investments (along with its cash and cash equivalents). The independent fiduciary reserves the right to authorize or direct the redemption of all or a portion of liquidity units at any time.

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

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $368.2 million for the year ended December 31, 2012 as compared to $423.1 million for the comparable period of 2011. Total net investment income decreased as described more fully in the Results of Operations section above.

As of December 31, 2012, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 26.4% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITS and real estate index funds. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2012 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2012, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 21.0%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of December 31, 2012, $758.8 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature throughout 2013. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the fourth quarter of 2012. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Prescott Wallingford Apartments—Seattle, WA

On October 26, 2012, the Account purchased a recently constructed four story apartment complex located in Seattle, Washington for $54.3 million. Prescott Wallingford Apartments is a 119,792 square foot (“SF”) residential and retail apartment complex, constructed in 2012. The apartment complex is comprised of 102,387 SF apartment space containing 154 apartment units and 17,405 SF of retail space. The apartment complex was 0% leased at the time of purchase due to the recent completion of construction.

MiMA—New York, NY

On November 13, 2012, the Account purchased a 70% interest in a joint venture, RGM 42, LLC, which holds a 59 story 532,592 SF luxury high-rise containing 651 residential units located in New York, New York for $282.8 million, which was net of $268.6 million of debt financing, which represented the Accounts share of the overall financing, discussed in more detail in the Financing section below. At the time of purchase, the high-rise was 90% leased.

Charleston Plaza—Mountain View, CA

On December 18, 2012, the Account purchased a retail center located in Mountain View, California for $43.5 million, net of a $36.9 million assumed mortgage loan payable, discussed in more detail in the Financings section below. The Asset consists of 132,590 SF of retail space including four national retail anchor tenants, Bed Bath & Beyond, PetSmart, REI, and Best Buy, which represents 93.0% of the leasable area and 88.0% of the rental income. None of the anchor tenant leases expire before 2016. The retail center was 100% leased at the time of purchase.

Valencia Town Center—Valencia, CA

On December 20, 2012, the Account purchased a 50% interest in a joint venture, Valencia Town Center Associates, L.P. which holds a regional mall located in Valencia, California. The Account purchased its interest for $97.7 million, net of a $97.5 million mortgage loan payable, as discussed in the Financings section below. The mall includes a 723,000 SF two story main mall, built in 1991, an adjoining 176,000 SF outdoor retail patio mall, completed in 2009, a separate 12-screen, 69,000 SF theatre, added in 2002, and an additional 127,000 SF of exterior shops and street-level retail. The main mall anchors are Macy’s, Sears, and JC Penney. None of the anchor tenant leases expire before 2016. The mall was 96.1% leased at the time of purchase.

Sales

Broadlands Business Park—Elkton, MD

On October 16, 2012, the Account sold an industrial property located in Elkton, Maryland for a net sale price of $31.0 million, realizing a loss from the sale of $4.2 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property as of the date of sale was $35.2 million.

GE Appliance East Coast Distribution Center—Perryville, MD

On October 16, 2012, the Account sold an industrial property located in Perryville, Maryland for a net sale price of $46.5 million, realizing a loss from the sale of $1.4 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of the sale was $48.0 million according to the records of the Account.

Four Oaks—Houston, TX

On November 30, 2012, the Account contributed an office complex located in Houston, TX into a newly created venture, Four Oaks Place, L.P. Concurrent with the account’s contribution, a foreign investor purchased a 49% interest in the Four Oaks Place, L.P. venture for $226.6 million. The Account realized a gain of $60.0 million from the sale of its interest. The Account’s cost basis (excluding selling costs) at the date of the sale was $166.6 million

Airway Distribution Center—Southhaven, MS

On December 19, 2012, the Account sold an industrial property located in Southaven, Mississippi for a net sale price of $22.0 million, realizing a loss from the sale of $7.0 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of the sale was $29.0 million.

Needham Corporate Center—Needham, MA

On December 21, 2012, the Account sold an office property located in Needham, Massachusetts for a net sale price of $25.8 million, realizing a loss from the sale of $15.7 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of the sale was $41.5 million.

DDR Joint Venture—Homestead, PA

On October 1, 2012, a retail property located in Homestead, Pennsylvania was sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sale price was $93.8 million. The Account realized a loss from the sale of $59.6 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sale was $153.5 million.

IDI Nationwide Industrial Portfolio—Various, USA

On December 5, 2012, an industrial portfolio with locations throughout the United States was sold by the Account’s Strategic Ind. Portfolio I, LLC joint venture investment in which the Account holds a 60.0% interest. The Account’s portion of the net sales price was $107.0 million. The Account realized a loss from the sale of $6.6 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statement of operations. The Account’s portion of its cost basis (excluding selling costs) in the investment at the date of the sale was $113.5 million.

South Dade Shopping Center—Miami, FL

On December 21, 2012, a retail property located in Miami, FL was sold by the Account’s TREA Florida Retail, LLC joint venture investment in which the Account holds an 80.0% interest. The Account’s portion of the net sales price was $31.8 million. The Account realized a gain from the sale of $10.1 million, the majority of which had been previously recognized as an unrealized gain in the Account’s consolidated statement of operations. The Account’s portion of its cost basis (excluding selling costs) in the investment at the date of the sale was $21.7 million.

Financings

The Colorado—New York, NY

On October 9, 2012, the Account extinguished a $83.3 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $91.7 million and a fixed interest rate of 3.69%. The debt matures on November 1, 2022.

The Legacy at Westwood—Los Angeles, CA

On October 9, 2012, the Account extinguished a $40.0 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $46.7 million and a fixed interest rate of 3.69%. The debt matures on November 1, 2022.

Regents Court—San Diego, CA

On October 9, 2012, the Account extinguished a $34.1 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $39.6 million and a fixed interest rate of 3.69%. The debt matures on November 1, 2022.

The Caruth—Dallas, TX

On October 9, 2012, the Account extinguished a $39.9 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $45.1 million and a fixed interest rate of 3.69%. The debt matures on November 1, 2022.

MiMA—New York, NY

As noted above, on November 13, 2012, the Account purchased a 70% interest in the RGM 42, LLC joint venture. This joint venture holds $224.0 million of debt financing (such amount representing the Account’s share) comprised of three separate tax exempt bond issuances by the New York State Housing and Finance Agency (the “Bonds”). The $224.0 million of outstanding Bonds are interest only variable demand obligations maturing in 2041. The Bonds bear interest at a variable rate calculated weekly based upon an independent remarketing agent’s determination of the minimum rate required to resell the Bonds to be sold up to a maximum interest rate of 12% per annum, which may be increased up to 15% under certain circumstances. During any point when interest rates on the Bonds are determined, the Bonds are redeemable at the option of a bondholder. The remarketing agent remarkets any Bonds redeemed by a bondholder. In the event any of the redeemed Bonds cannot be resold by the remarketing agent, those Bonds become due and payable by the RGM 42, LLC joint venture.

In addition, concurrent with the Account’s purchase of its interest in the RGM 42 LLC joint venture, the joint venture entered into a $44.6 million (such amount representing the Account’s share) mortgage loan maturing November 2017. The loan has a variable interest rate equal to 3.06% above the London Interbank Offered Rate (LIBOR) and is interest only for the first 12 months with principal and interest payments for the remaining four years to maturity.

Charleston Plaza—Mountain View, CA

On December 18, 2012 the Account assumed a $36.9 million mortgage loan payable as a result of its purchase of a community retail center property investment located in Mountain View, CA, as discussed in the Purchases section above. The debt has a fixed interest rate of 5.60% maturing September 2016.

Valencia Town Center—Valencia, CA

On December 20, 2012, the Account’s Valencia Town Center Associates, L.P. joint venture investment, in which the Account holds a 50% interest, entered into a $97.5 million mortgage loan payable concurrent with its purchase of a regional mall property located in Valencia, CA, as discussed in the Purchases section above. The debt has a fixed interest rate of 3.63% maturing January 2023.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2012 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$758.8	$222.7	$273.1	$188.6	$51.8	$758.8	$2,253.8
Interest Payments(1)	107.2	68.2	57.4	37.7	33.8	127.1	431.4

Total Mortgage Loans Payable	$866.0	$290.9	$330.5	$226.3	$85.6	$885.9	$2,685.2
Other Commitments(2)	6.8	—	—	—	—	—	6.8
Tenant improvements(3)	90.2	—	—	—	—	—	90.2

Total Contractual Obligations	$963.0	$290.9	$330.5	$226.3	$85.6	$885.9	$2,782.2

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates and, where applicable, the foreign currency exchange rates at December 31, 2012.

(2)	This includes the Account’s commitment to purchase interest in three limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed by the Account in tenant leases that have not been incurred as of the year ended December 31, 2012.

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned by the joint ventures, but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2012) and has concluded no provisions for federal income tax are required as of December 31, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2012, represented 77.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of December 31, 2012, 22.8% of the Account’s total investments were comprised of marketable securities. As of December 31, 2012, marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Statement of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. The

Account’s marketable securities are considered held for trading purposes. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2012, 2011 and 2010. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.

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

March 14, 2013	/s/ Roger W. Ferguson, Jr.
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

Rosalie J. Wolf, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Donald K. Peterson, Audit Committee Member

March 14, 2013

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,543.6 and $10,314.3)	$10,554.6	$9,857.6
Real estate joint ventures and limited partnerships (cost: $2,553.8 and $2,193.3)	2,631.3	1,898.9
Marketable securities:
Real estate related (cost: $1,175.7 and $895.3)	1,332.3	927.9
Other (cost: $2,569.3 and $2,802.6)	2,569.7	2,802.8

Total investments (cost: $16,842.4 and $16,205.5)	17,087.9	15,487.2

Cash and cash equivalents	21.7	17.5
Due from investment advisor	—	6.8
Other	269.0	238.4

TOTAL ASSETS	17,378.6	15,749.9

LIABILITIES
Mortgage loans payable, at fair value—Note 9 (principal outstanding: $2,253.8 and $2,008.6)	2,282.6	2,028.2
Due to investment advisor	10.6	—
Accrued real estate property level expenses	185.8	166.9
Other	38.5	27.6

TOTAL LIABILITIES	2,517.5	2,222.7

COMMITMENTS AND CONTINGENCIES—Note 12
NET ASSETS
Accumulation Fund	14,523.0	13,227.2
Annuity Fund	338.1	300.0

TOTAL NET ASSETS	$14,861.1	$13,527.2

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 11	53.3	53.4

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 10	$272.569	$247.654

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2012	2011	2010
INVESTMENT INCOME
Real estate income, net:
Rental income	$872.0	$874.1	$862.5

Real estate property level expenses and taxes:
Operating expenses	218.2	217.8	220.0
Real estate taxes	119.1	111.5	114.7
Interest expense	146.0	109.2	106.7

Total real estate property level expenses and taxes	483.3	438.5	441.4

Real estate income, net	388.7	435.6	421.1
Income from real estate joint ventures and limited partnerships	80.9	86.4	89.3
Interest	3.0	3.3	3.0
Dividends	32.3	19.1	5.6

TOTAL INVESTMENT INCOME	504.9	544.4	519.0

Expenses—Note 2:
Investment advisory charges	56.3	53.9	50.2
Administrative charges	32.4	28.7	22.1
Distribution charges	13.9	8.8	6.0
Mortality and expense risk charges	2.8	6.2	4.4
Liquidity guarantee charges	31.3	23.7	13.1

TOTAL EXPENSES	136.7	121.3	95.8

INVESTMENT INCOME, NET	368.2	423.1	423.2

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(11.3)	(41.7)	(12.5)
Real estate joint ventures and limited partnerships	(104.5)	(70.5)	(185.7)
Marketable securities	53.7	6.5	0.4

Net realized loss on investments	(62.1)	(105.7)	(197.8)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	555.8	829.9	638.2
Real estate joint ventures and limited partnerships	424.1	331.0	357.5
Marketable securities	126.8	21.5	15.0
Mortgage loans receivable	—	—	3.7
Mortgage loans payable	(33.4)	(0.7)	(59.6)

Net change in unrealized appreciation on investments and mortgage loans payable	1,073.3	1,181.7	954.8

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,011.2	1,076.0	757.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,379.4	$1,499.1	$1,180.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2012	2011	2010
FROM OPERATIONS
Investment income, net	$368.2	$423.1	$423.2
Net realized loss on investments	(62.1)	(105.7)	(197.8)
Net change in unrealized appreciation on investments and mortgage loans payable	1,073.3	1,181.7	954.8

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,379.4	1,499.1	1,180.2

FROM PARTICIPANT TRANSACTIONS
Premiums	1,923.5	2,321.0	2,594.5
Liquidity units redeemed—Note 3	(940.3)	—	—
Annuity payments	(25.1)	(24.3)	(19.1)
Withdrawals and death benefits	(1,003.6)	(1,071.7)	(832.4)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(45.5)	1,225.0	1,743.0

NET INCREASE IN NET ASSETS	1,333.9	2,724.1	2,923.2
NET ASSETS
Beginning of year	13,527.2	10,803.1	7,879.9

End of year	$14,861.1	$13,527.2	$10,803.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,379.4	$1,499.1	$1,180.2
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Deferred financing costs	3.8	—	—
Net realized loss on investments	62.1	105.7	197.8
Net change in unrealized appreciation on investments and mortgage loans payable	(1,073.3)	(1,181.7)	(954.8)
Purchase of real estate properties	(619.3)	(1,108.9)	—
Capital improvements on real estate properties	(186.3)	(162.7)	(130.4)
Proceeds from sale of real estate properties	449.8	335.9	91.9
Proceeds from mortgage loans receivable	—	—	75.0
Purchases of long term investments	(1,076.6)	38.3	97.2
Proceeds from sale of long term investments	675.5	(465.7)	(598.3)
Decrease (increase) in other investments	233.3	(392.3)	(1,646.8)
Change in due to (from) investment advisor	17.4	4.2	(6.7)
(Increase) decrease in other assets	(30.6)	(61.3)	8.7
Increase (decrease) in other liabilities	15.6	1.8	(11.2)

NET CASH USED IN OPERATING ACTIVITIES	(149.2)	(1,387.6)	(1,697.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	208.1	185.0	273.3
Principal payments of mortgage loans payable	(9.2)	(17.8)	(330.8)
Premiums	1,923.5	2,321.0	2,594.5
Liquidity units redeemed	(940.3)	—	—
Annuity payments	(25.1)	(24.3)	(19.1)
Withdrawals and death benefits	(1,003.6)	(1,071.7)	(832.4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	153.4	1,392.2	1,685.5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.2	4.6	(11.9)
CASH AND CASH EQUIVALENTS
Beginning of year	17.5	12.9	24.8

End of year	$21.7	$17.5	$12.9

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$117.0	$109.2	$106.1

Debt assumed in acquisition of property	$36.9	$—	$—

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

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market.

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

Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income from the joint ventures is recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are accounted for on the specific identification method.

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

Other Assets and Other Liabilities: Other assets and other liabilities are comprised of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, tenant receivables and prepaid expenses; whereas other liabilities primarily consist of security deposits.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2012) and has concluded no provisions for federal income tax are required as of December 31, 2012.

Restricted Cash: The Account held $61.4 million and $44.0 million as of December 31, 2012 and December 31, 2011, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to the Account’s outstanding mortgage loans payable. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 9—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

Changes in Net Assets: Premiums include premiums paid by existing accumulation unit holders in the Account and transfers into the Account. Withdrawals and death benefits include withdrawals out of the Account which include transfers out of the Account and required minimum distributions.

Due to/from Investment Manager: Due to/from investment manager represents amounts that are to be paid or received by TIAA on behalf of the Account. Amounts generally are paid or received by the Account within one or two business days and no interest is contractually charged on these amounts.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 10—Financial Highlights.

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

As of December 31, 2012, TIAA owns 1.2 million liquidity units, representing approximately 2.2% of the Account’s outstanding accumulation units as of such date. The independent fiduciary is currently in the process of conducting a systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of June, September and December 2012, representing a total of $940.3 million redeemed during 2012. The independent fiduciary’s redemption of the remaining liquidity units held by TIAA is conditioned on (i) the Account holding and being projected to hold at least 17% of its net assets in cash, cash equivalents and publicly traded, liquid non-real estate related securities, after taking into account certain projected sources and uses of cash flow into the Account, and (ii) there having been positive recent historical net participant flows over the 20 business days prior to such redemption. As of the date of this filing, the independent fiduciary intends to cause the redemption of the remaining liquidity units held by TIAA throughout the remaining days in March 2013, such that all such liquidity units would be redeemed by the end of the month. There is no guarantee that such redemptions will occur, as the timing of redemptions is in the discretion of the independent fiduciary.

In addition, at any time the Account holds cash, cash equivalents and publicly traded, liquid non-real estate related securities in excess of 25% of its net assets, the independent fiduciary intends to cause a redemption of liquidity units in an amount equal to the Account’s average net participant flows during the preceding month. As of December 31, 2012, the Account held 17.4% of its net assets in such liquid non-real estate-

related investments (along with its cash and cash equivalents). The independent fiduciary reserves the right to authorize or direct the redemption of all or a portion of liquidity units at any time.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 10—Financial Highlights for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	20.4%	15.3%	6.7%	0.3%	1.6%	44.3%
Apartment	9.7%	6.6%	5.4%	—	—	21.7%
Industrial	0.7%	7.7%	3.8%	1.0%	—	13.2%
Retail	3.4%	4.0%	8.3%	0.2%	1.6%	17.5%
Other(3)	2.8%	0.2%	0.3%	—	—	3.3%

Total	37.0%	33.8%	24.5%	1.5%	3.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investments in the United Kingdom and France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly owned real estate investments owned by the Account, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2013	$499.3
2014	468.7
2015	402.8
2016	357.4
2017	314.1
Thereafter	3,146.9

Total	$5,189.2

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2012
Real Estate properties	$—	$—	$10,554.6	$10,554.6
Real Estate joint ventures	—	—	2,291.5	2,291.5
Limited partnerships	—	—	339.8	339.8
Marketable securities:
Real Estate Related	1,332.3	—	—	1,332.3
Government Agency Notes	—	1,379.6	—	1,379.6
United States Treasury securities	—	1,190.1	—	1,190.1

Total Investments at December 31, 2012	$1,332.3	$2,569.7	$13,185.9	$17,087.9

Mortgage loans payable	$—	$—	$(2,282.6)	$(2,282.6)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2011
Real Estate properties	$—	$—	$9,857.6	$9,857.6
Real Estate joint ventures	—	—	1,591.4	1,591.4
Limited partnerships	—	—	307.5	307.5
Marketable securities:
Real Estate Related	927.9	—	—	927.9
Government Agency Notes	—	1,551.6	—	1,551.6
United States Treasury securities	—	1,251.2	—	1,251.2

Total Investments at December 31, 2011	$927.9	$2,802.8	$11,756.5	$15,487.2

Mortgage loans payable	$—	$—	$(2,028.2)	$(2,028.2)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and December 31, 2011 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	544.5	281.5	38.1	864.1	(14.8)
Purchases(1)	838.3	765.2	23.4	1,626.9	(248.8)
Sales	(685.8)	—	—	(685.8)	—
Settlements(2)	—	(346.6)	(29.2)	(375.8)	9.2

Ending balance December 31, 2012	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2011
Beginning balance January 1, 2011	$8,115.5	$1,358.8	$270.3	$9,744.6	$(1,860.2)
Total realized and unrealized gains (losses) included in changes in net assets	788.2	219.0	41.5	1,048.7	(0.8)
Purchases(1)	1,287.6	15.8	10.0	1,313.4	(185.0)
Sales	(335.9)	—	—	(335.9)	—
Settlements(2)	2.2	(2.2)	(14.3)	(14.3)	17.8

Ending balance December 31, 2011	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2012.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–9.8% (7.4%)
and Real Estate Joint			Terminal Capitalization Rate	5.5%–8.5% (6.3%)
Ventures		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5%–8.5% (5.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–9.8% (7.7%)
			Terminal Capitalization Rate	5.5%–8.3% (6.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0%–8.0% (5.9%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.8%–8.0% (6.7%)
			Terminal Capitalization Rate	4.3%–6.3% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–5.6% (4.4%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–11.3% (7.8%)
			Terminal Capitalization Rate	5.8%–11.0% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5%–10.8% (6.0%)

Mortgage Loans	Office and	Discounted Cash Flow	Loan to Value Ratio	36.0%–67.0% (51.2%)
Payable	Industrial		Equivalency Rate	2.5%–3.0% (2.7%)
		Net Present Value	Loan to Value Ratio	36.0%–67.0% (51.2%)
			Weighted Average Cost of Capital Risk Premiums	1.0%–3.2% (1.7%)

	Residential	Discounted Cash Flow	Loan to Value Ratio	37.0% - 60.0% (49.2%)
			Equivalency Rate	2.3%–3.9% (3.0%)
		Net Present Value	Loan to Value Ratio	37.0%–60.0% (49.2%)
			Weighted Average Cost of Capital Risk Premiums	1.0%–2.3% (1.5%)

	Retail	Discounted Cash Flow	Loan to Value Ratio	31.0%–153.0% (62.6%)
			Equivalency Rate	2.6%–7.1% (4.1%)
		Net Present Value	Loan to Value Ratio	31.0%–153.0% (62.6%)
			Weighted Average Cost of Capital Risk Premiums	0.7%–14.2% (4.1%)

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

During the years ended December 31, 2012 and 2011 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2012	$474.6	$444.1	$63.5	$982.2	$(14.8)

For the year ended December 31, 2011	$864.2	$360.5	$41.5	$1,266.2	$(0.8)

Note 7—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2012, the Account held 15 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $2.3 billion at December 31, 2012 and $1.6 billion at December 31, 2011, respectively. The Account’s most significant joint venture investment is the DDR joint venture which represented 2.6% of the Account’s net assets and 2.3% of the Account’s invested assets.

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.8 billion at December 31, 2012 and $1.6 billion at December 31, 2011. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.8 billion at December 31, 2012 and $1.6 billion at December 31, 2011, respectively.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31, 2012	December 31, 2011
Assets
Real Estate properties, at fair value	$6,495.4	$4,844.3
Other assets	181.5	128.9

Total assets	$6,676.9	$4,973.2

Liabilities & Equity
Mortgage Notes Payable, at fair value	$2,656.0	$2,259.1
Other liabilities	82.8	83.6

Total liabilities	2,738.8	2,342.7
Equity	3,938.1	2,630.5

Total liabilities and equity	$6,676.9	$4,973.2

	Years Ended December 31,
	2012	2011	2010
Operating Revenue and Expenses
Revenues	$478.9	$457.7	$466.5
Expenses	273.5	279.4	287.6

Excess of revenues over expenses	$205.4	$178.3	$178.9

Principal payment schedule on mortgage loans payable within the joint ventures as of December 31, 2012 is as follows (in millions):

Amount
2013	$481.9
2014	10.2
2015	939.3
2016	11.4
2017	572.2
Thereafter	609.2

Total maturities	$2,624.2

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

Note 8—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies, and private real estate equity investment trusts that own real estate properties and real estate-related securities. The Account receives distributions from these investments based on the Account’s ownership interest percentages. At December 31, 2012, the Account held interests in three limited partnerships, one limited liability company and one private real estate equity investment trust (all of which featured non-controlling ownership interests) with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2013 through 2017. During 2012 the Account’s investment in MONY/Transwestern Mezz RP II, LLC matured, as the remaining investment assets were paid back to the Account. The Account’s ownership interest in the remaining five investments was $339.8 million at December 31, 2012 and $307.5 million at December 31, 2011, which included the Account’s $2.8 million interest in MONY/Transwestern Mezz RP II, LLC.

Note 9—Mortgage Loans Payable

At December 31, 2012, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of December 31,		Maturity
		2012	2011
1 & 7 Westferry Circus(1)(2)(5)(10)	5.40% paid quarterly	$208.4	$203.9	February 28, 2013
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	23.9	24.3	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.0	8.2	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	110.8	112.3	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza	5.60% paid monthly	36.9	-	September 11, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	-	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	-	March 1, 2022
The Colorado(5)(9)	3.69% paid monthly	91.7	84.3	November 1, 2022
The Legacy at Westwood (5)(9)	3.69% paid monthly	46.7	40.5	November 1, 2022
Regents Court(5)(9)	3.69% paid monthly	39.6	34.5	November 1, 2022
The Caruth (5)(9)	3.69% paid monthly	45.0	40.4	November 1, 2022
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,253.8	$2,008.6
Fair Value Adjustment(4)		28.8	19.6

Total mortgage loans payable		$2,282.6	$2,028.2

(1)	The mortgage is adjusted monthly for principal payments.

(2)

The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2012. The interest rate is fixed. The cumulative foreign currency translation adjustment (since inception) was an unrealized gain of $14.5 million.

(3)	Interest rates are fixed, unless stated otherwise.

(4)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1- Organization and Significant Accounting Policies.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowings entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

(9)	These mortgage loans were refinanced during the quarter ended December 31, 2012 into a 10-year loan with interest only due for the first 5 years and principal payments due thereafter.

(10)	Maturity date was extended to February 28, 2013 from the original maturity date of November 15, 2012.

Principal payment schedule on mortgage loans payable as of December 31, 2012 is due as follows (in millions):

Amount
2013	$758.8
2014	222.7
2015	273.1
2016	188.6
2017	51.8

Thereafter	758.8

Total maturities	$2,253.8

Note 10—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Per Accumulation Unit data:
Rental income	$16.345	$17.224	$19.516	$22.649	$18.794
Real estate property level expenses and taxes	9.059	8.640	9.987	11.193	9.190

Real estate income, net	7.286	8.584	9.529	11.456	9.604
Other income	2.178	2.143	2.214	2.778	3.808

Total income	9.464	10.727	11.743	14.234	13.412
Expense charges(1)	2.562	2.390	2.167	2.280	2.937

Investment income, net	6.902	8.337	9.576	11.954	10.475
Net realized and unrealized gain (loss) on investments and mortgage loans payable	18.013	20.144	16.143	(85.848)	(54.541)

Net increase (decrease) in Accumulation Unit Value	24.915	28.481	25.719	(73.894)	(44.066)
Accumulation Unit Value:
Beginning of period	247.654	219.173	193.454	267.348	311.414

End of period	$272.569	$247.654	$219.173	$193.454	$267.348

Total return	10.06%	12.99%	13.29%	-27.64%	-14.15%
Ratios to Average net Assets:
Expenses(1)	0.95%	0.98%	1.09%	1.01%	0.95%
Investment income, net	2.55%	3.42%	4.84%	5.29%	3.38%
Portfolio turnover rate:
Real estate properties(2)	10.22%	3.01%	1.01%	0.75%	0.64%
Marketable securities(3)	21.92%	3.43%	19.18%	0.00%	25.67%
Accumulation Units outstanding at end of period (in millions)	53.3	53.4	48.1	39.5	41.5
Net assets end of period (in millions)	$14,861.1	$13,527.2	$10,803.1	$7,879.9	$11,508.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net. If the real estate property level expenses were included, the expense charge per Accumulation Unit for the year ended December 31, 2012 would be $11.621 ($11.026, $12.154, $13.473 and $12.127 for the years ended December 31, 2011, 2010, 2009 and 2008, respectively), and the Ratio of Expenses to average net assets for the year ended December 31, 2012 would be 4.29% (4.52%, 6.14%, 5.96% and 3.91% for the years ended December 31, 2011, 2010, 2009 and 2008, respectively).

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

Note 11—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For The Years Ended
	2012	2011	2010
Outstanding:
Beginning of period	53.4	48.1	39.5
Credited for premiums	7.4	10.0	12.9
Liquidity units redeemed (See Note 3)	(3.6)	-	-
Annuity, other periodic payments, withdrawals and death benefits	(3.9)	(4.7)	(4.3)

End of period	53.3	53.4	48.1

Note 12—Commitments and Contingencies

Commitments—The Account had $6.8 million and $26.1 million of outstanding immediately callable commitments to purchase additional interests in three of its limited partnership investments as of December 31, 2012 and 2011, respectively.

The Account has committed a total of $90.2 million and $103.5 million as of December 31, 2012 and 2011, respectively, to various tenants for tenant improvements and leasing inducements.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 13—New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”, with the intention to converge fair value standards between U.S. GAAP and International Financial Reporting Standards. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The Account adopted ASU 2011-04 January 1, 2012. The adoption of this standard did not have an impact on the Account’s consolidated financial statements. See Note 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis for additional disclosures as a result of the adoption of this standard.

Note 14—Subsequent Events

Palm Lakes Plaza—Margate, FL

On January 30, 2013, a retail property located in Margate, Florida was sold by the Account’s Florida Retail Portfolio joint venture investment, in which the Account holds an 80% ownership interest. The Account’s portion of the net sales price was $11.8 million.

1 & 7 Westferry Circus—London, England

On February 28, 2013 the Account sold an office property located in London, England for a net sales price of $193.1 million at which time the Account settled its outstanding obligations for the investment in the amount of $193.1 million.

Phoenix Apartment Portfolio—Chandler, AZ

On February 28, 2013 the Account sold a multi-family property investment located in Chandler, Arizona for a net sales price of $33.3 million.

Marketable Securities

During March 2013, the Account purchased $150.5 million of real estate-related securities.

Development

In January 2013, the Account executed a lease with the American subsidiary of a major global energy company for a new build-to-suit office building in Houston that is expected to be completed in 2015. The Account is currently estimating the approximate cost to develop the new office building to be $196.4 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—61.8% and 63.6%

Location / Description	Type	Fair Value
		2012		2011
Arizona:
Camelback Center	Office	$32.6		$34.4
Kierland Apartment Portfolio	Apartments	114.1	(1)	104.2	(1)
Phoenix Apartment Portfolio	Apartments	33.6		27.4
California:
3 Hutton Centre Drive	Office	38.6		37.7
50 Fremont Street	Office	433.9	(1)	332.3	(1)
88 Kearny Street	Office	101.7		81.9
275 Battery Street	Office	241.0		210.5
Centerside I	Office	—		40.7
Centre Pointe and Valley View	Industrial	30.5		22.6
Cerritos Industrial Park	Industrial	83.3		—
Charleston Plaza	Retail	80.0	(1)	—
Great West Industrial Portfolio	Industrial	106.2		99.0
Larkspur Courts	Apartments	93.4		90.2
Northpark Village Square	Retail	41.4		40.6
Northern CA RA Industrial Portfolio	Industrial	45.3		44.2
Ontario Industrial Portfolio	Industrial	304.1		273.5	(1)
Pacific Plaza	Office	75.7	(1)	61.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	107.0		99.5
Regents Court	Apartments	81.6	(1)	68.0	(1)
Southern CA RA Industrial Portfolio	Industrial	86.9		78.1
The Forum at Carlsbad	Retail	186.0	(1)	180.5
The Legacy at Westwood	Apartments	111.5	(1)	96.8	(1)
Westcreek	Apartments	34.7		31.6
West Lake North Business Park	Office	46.3		43.6
Westwood Marketplace	Retail	108.1		97.0
Wilshire Rodeo Plaza	Office	171.0	(1)	166.1	(1)
Colorado:
Palomino Park	Apartments	247.4	(1)	214.7	(1)
Connecticut:
Ten & Twenty Westport Road	Office	145.1		130.7
Florida:
701 Brickell Avenue	Office	230.9		219.5
North 40 Office Complex	Office	28.6		29.7
Plantation Grove	Retail	10.3		9.9
Pointe on Tampa Bay	Office	—		47.3
Publix at Weston Commons	Retail	52.0	(1)	46.6	(1)
Quiet Waters at Coquina Lakes	Apartments	26.6		26.5
Seneca Industrial Park	Industrial	74.6		71.3
South Florida Apartment Portfolio	Apartments	79.7		71.6
Suncrest Village Shopping Center	Retail	11.4		12.2
The Fairways of Carolina	Apartments	25.1		24.5
The Residences at the Village of Merrick Park	Apartments	53.8		—
Urban Centre	Office	105.5		97.9
Weston Business Center	Industrial	87.5		85.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2012		2011
France:		$
Printemps de L’Homme	Retail	$209.2		$	$209.9
Georgia:
Atlanta Industrial Portfolio	Industrial	42.5			43.7
Glenridge Walk	Apartments	37.6			35.2
Reserve at Sugarloaf	Apartments	43.0	(1)		45.9	(1)
Shawnee Ridge Industrial Portfolio	Industrial	58.3			51.8
Windsor at Lenox Park	Apartments	55.0	(1)		53.2	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	58.3			56.7
Chicago Industrial Portfolio	Industrial	66.2			66.5
Parkview Plaza	Office	39.3			39.4
Maryland:
Broadlands Business Park	Industrial	—			27.9
GE Appliance East Coast Distribution Facility	Industrial	—			34.3
The Shops at Wisconsin Place	Retail	96.3			—
Massachusetts:
99 High Street	Office	386.2	(1)		326.3	(1)
Needham Corporate Center	Office	—			20.4
Northeast RA Industrial Portfolio	Industrial	28.1			27.0
Residence at Rivers Edge	Apartments	88.8			80.9
The Newbry	Office	289.9			293.8
Nevada:
Fernley Distribution Facility	Industrial	7.3			7.0
New Jersey:
Konica Photo Imaging Headquarters	Industrial	19.1			18.7
Marketfair	Retail	72.2			68.1
Plainsboro Plaza	Retail	23.5			25.5
South River Road Industrial	Industrial	47.4			45.9
New York:
425 Park Avenue	Ground Lease	330.0			320.0
780 Third Avenue	Office	335.4			340.2
The Colorado	Apartments	161.0	(1)		150.6	(1)
The Corner	Apartments	228.0	(1)		215.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	31.0			30.9
The Pepper Building	Apartments	52.5			53.6
Tennessee:
Airways Distribution Center	Industrial	—			12.2
Summit Distribution Center	Industrial	19.6			15.4
Texas:
Dallas Industrial Portfolio	Industrial	164.6			159.9
Four Oaks Place	Land	16.2			14.3	(8)
Four Oaks Place	Building	—			433.2	(8)
Houston Apartment Portfolio	Apartments	244.4	(1)		206.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2012		2011
Texas: (continued)
Lincoln Centre	Office	$230.9	(1)	$213.3	(1)
Pinnacle Industrial Portfolio	Industrial	42.0		41.2
South Frisco Village	Retail	34.0	(1)	29.0	(1)
The Caruth	Apartments	78.1	(1)	70.6	(1)
The Maroneal	Apartments	48.5		43.1
United Kingdom:
1 & 7 Westferry Circus	Office	223.5	(1)	261.6	(1)
Virginia:
8270 Greensboro Drive	Office	34.0		34.2
Ashford Meadows Apartments	Apartments	100.3	(1)	101.3	(1)
The Ellipse at Ballston	Office	78.3		82.9
The Palatine	Apartments	134.2	(1)	135.0	(1)
Washington:
Circa Green Lake	Apartments	84.0		—
Creeksides at Centerpoint	Office	20.2		17.5
Fourth and Madison	Office	429.3	(1)	385.4	(1)
Millennium Corporate Park	Office	139.4		127.9
Northwest RA Industrial Portfolio	Industrial	26.0		22.4
Pacific Corporate Park	Industrial	35.0		—
Prescott Wallingford Apartments	Apartments	53.6		—
Rainier Corporate Park	Industrial	88.5		75.4
Regal Logistics Campus	Industrial	69.5		61.4
Washington DC:
1001 Pennsylvania Avenue	Office	679.4	(1)	656.1	(1)
1401 H Street, NW	Office	211.3	(1)	205.9	(1)
1900 K Street, NW	Office	257.7		244.4
Mass Court	Apartments	169.0	(1)	—
Mazza Gallerie	Retail	70.0		69.1

TOTAL REAL ESTATE PROPERTIES
(Cost $10,543.6 and $10,314.3)		$10,554.6		$9,857.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.4% and 12.3%

REAL ESTATE JOINT VENTURES—13.4% and 10.3% (Note 7)

Location / Description	Fair Value
	2012		2011
California:
CA-Colorado Center LP
Colorado Center (50% Account Interest)(6)	$228.4	(2)	$199.8	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	2.1	(5)	77.8
Valencia Town Center Associates LP
Valencia Town Center (49.9% Account Interest)	99.1		—
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50.0% Account Interest)	386.2	(2)	284.3	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	149.6		173.7
West Dade Associates
Miami International Mall (50% Account Interest)	137.0	(2)	109.8	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	2.4	(5)	50.9
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	14.6		—
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	195.5		195.9
New York:
RGM 42, LLC
MiMA (70% Account Interest)	282.0	(2)	—
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	67.2	(2)	54.7	(2)
Texas:
Four Oaks Venture LP(8)
Four Oaks Place LP (51% Account Interest)	261.2		—
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	386.3	(2,3)	338.4	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	78.6	(2,3)	60.6	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	1.3	(2,3,7)	45.5	(2,3)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,287.6 and $1,895.8 )	$2,291.5		$1,591.4

LIMITED PARTNERSHIPS—2.0% and 2.0% (Note 8)
Cobalt Industrial REIT (10.998% Account Interest)	$26.1		$25.7
Colony Realty Partners LP (5.27% Account Interest)	20.5		20.9
Heitman Value Partners Fund (8.43% Account Interest)	3.9		16.7
Lion Gables Apartment Fund (18.46% Account Interest)	258.0		225.4
MONY/Transwestern Mezz RP II (16.67% Account Interest)	—		2.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	31.3		16.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Location / Description	Fair Value
	2012	2011
TOTAL LIMITED PARTNERSHIPS
(Cost $266.2 and $297.5 )	$339.8	$307.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,553.8 and $2,193.3 )	$2,631.3	$1,898.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

MARKETABLE SECURITIES—22.8% and 24.1%

Shares		Issue	Fair Value
2012	2011		2012	2011
111,782	92,462	Acadia Realty Trust	$2.8	$1.9
30,210	25,960	Agree Realty Corporation	0.8	0.6
4,959	3,783	Alexander’s, Inc.	1.6	1.4
151,807	133,337	Alexandria Real Estate Equities, Inc.	10.5	9.2
94,923	88,603	American Assets Trust, Inc.	2.7	1.8
250,699	155,209	American Campus Communities, Inc.	11.6	6.5
376,970	—	American Realty Capital Trust	4.4	—
944,789	—	American Tower Corp.	73.0	—
346,913	264,043	Apartment Investment and Management Company	9.4	6.0
164,643	149,993	Ashford Hospitality Trust, Inc.	1.7	1.2
122,355	92,295	Associated Estates Realty Corporation	2.0	1.5
270,130	204,720	Avalonbay Communities, Inc.	36.6	26.7
366,497	307,597	BioMed Realty Trust, Inc.	7.1	5.6
356,885	315,964	Boston Properties, Inc.	37.8	31.5
346,409	294,369	Brandywine Realty Trust	4.2	2.8
182,748	164,258	BRE Properties, Inc.	9.3	8.3
200,136	154,216	Camden Property Trust	13.7	9.6
95,388	66,398	Campus Crest Communities, Inc.	1.2	0.7
160,579	150,899	CapLease, Inc.	0.9	0.6
383,657	320,397	CBL & Associates Properties, Inc.	8.1	5.0
183,285	152,815	Cedar Shopping Centers, Inc.	1.0	0.7
39,517	39,517	Chatham Lodging Trust	0.6	0.4
96,842	74,212	Chesapeake Lodging Trust	2.0	1.1
—	116,477	Cogdell Spencer, Inc.	—	0.5
209,214	188,864	Colonial Properties Trust	4.5	3.9
54,983	48,303	CoreSite Realty Corporation	1.5	0.9
192,453	157,193	Corporate Office Properties Trust	4.8	3.3
253,566	239,606	Cousins Properties Incorporated	2.1	1.5
297,270	256,060	Cubesmart	4.3	2.7
631,210	533,880	DCT Industrial Trust, Inc.	4.1	2.7
737,598	597,828	Developers Diversified Realty Corporation	11.6	7.3
476,317	367,697	DiamondRock Hospitality Company	4.3	3.5
293,762	228,152	Digital Realty Trust, Inc.	19.9	15.2
249,384	205,213	Douglas Emmett, Inc.	5.8	3.7
655,776	542,036	Duke Realty Corporation	9.1	6.5
154,886	134,746	DuPont Fabros Technology, Inc.	3.7	3.3
69,659	59,989	EastGroup Properties, Inc.	3.7	2.6
277,561	158,681	Education Realty Trust, Inc.	3.0	1.6
99,898	87,088	Equity Lifestyle Properties, Inc.	6.7	5.8
139,076	127,616	Equity One, Inc.	2.9	2.2
773,034	633,670	Equity Residential	43.8	36.1
112,092	103,012	EPR Properties	5.2	4.5
86,689	72,619	Essex Property Trust, Inc.	12.7	10.2
90,725	65,065	Excel Trust, Inc.	1.1	0.8
260,722	207,842	Extra Space Storage, Inc.	9.5	5.0
153,346	137,296	Federal Realty Investment Trust	16.0	12.5
300,415	271,895	FelCor Lodging Trust Incorporated	1.4	0.8
237,873	191,213	First Industrial Realty Trust, Inc.	3.3	2.0
124,191	110,661	First Potomac Realty Trust	1.5	1.4
200,089	181,429	Franklin Street Properties Corp.	2.5	1.8
1,118,209	1,012,300	General Growth Properties, Inc.	22.2	15.2
61,368	56,458	Getty Realty Corp.	1.1	0.8
27,330	20,610	Gladstone Commercial Corporation	0.5	0.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issue	Fair Value
2012	2011		2012	2011
337,882	220,762	Glimcher Realty Trust	$3.7	$2.0
96,757	78,067	Government Properties Income Trust	2.3	1.8
1,078,709	874,526	HCP, Inc.	48.7	36.2
616,402	415,456	Health Care REIT, Inc.	37.8	22.7
111,500	—	Healthcare Trust of America	1.1	—
209,252	160,772	Healthcare Realty Trust Incorporated	5.0	3.0
478,813	372,823	Hersha Hospitality Trust	2.4	1.8
184,529	155,319	Highwoods Properties, Inc.	6.2	4.6
121,160	103,500	Home Properties, Inc.	7.4	6.0
297,940	265,630	Hospitality Properties Trust	7.0	6.1
1,712,374	1,524,796	Host Hotels & Resorts, Inc.	26.8	22.5
198,258	180,198	HRPT Properties Trust	3.1	3.0
86,872	59,902	Hudson Pacific Properties, Inc.	1.8	0.8
220,139	198,739	Inland Real Estate Corporation	1.8	1.5
223,541	176,691	Investors Real Estate Trust	2.0	1.3
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	97.1	85.2
177,253	129,963	Kilroy Realty Corporation	8.4	4.9
966,453	879,374	Kimco Realty Corporation	18.7	14.3
172,013	146,123	Kite Realty Group Trust	1.0	0.7
204,562	181,102	LaSalle Hotel Properties	5.2	4.4
423,245	345,585	Lexington Realty Trust	4.4	2.6
280,060	251,650	Liberty Property Trust	10.0	7.8
73,286	68,836	LTC Properties, Inc.	2.6	2.1
208,783	189,553	Mack-Cali Realty Corporation	5.5	5.1
141,919	114,299	Maguire Properties, Inc.	0.4	0.2
327,007	247,227	Medical Properties Trust, Inc.	3.9	2.4
99,184	81,264	Mid-America Apartment Communities, Inc.	6.4	5.1
—	36,864	Mission West Properties, Inc.	—	0.3
108,037	81,077	Monmouth Real Estate Investment Corporation	1.1	0.7
66,724	63,644	National Health Investors, Inc.	3.8	2.8
262,980	216,060	National Retail Properties, Inc.	8.2	5.7
263,613	226,273	Omega Healthcare Investors, Inc.	6.3	4.4
40,857	38,237	One Liberty Properties, Inc.	0.8	0.6
83,079	52,329	Parkway Properties, Inc.	1.2	0.5
144,447	113,497	Pebblebrook Hotel Trust	3.3	2.2
136,245	122,245	Pennsylvania Real Estate Investment Trust	2.4	1.3
400,132	379,392	Piedmont Office Realty Trust, Inc.	7.2	6.5
387,897	351,127	Plum Creek Timber Company, Inc.	17.2	12.8
129,083	106,883	Post Properties, Inc.	6.5	4.7
98,748	88,608	Potlatch Corporation	3.9	2.8
1,092,281	990,211	ProLogis	39.9	28.3
42,980	41,980	PS Business Parks, Inc.	2.8	2.3
303,799	275,476	Public Storage, Inc.	44.0	37.0
115,370	87,600	Ramco-Gershenson Properties Trust	1.5	0.9
291,439	261,199	Rayonier, Inc.	15.1	11.7
316,623	279,343	Realty Income Corporation	12.7	9.8
126,316	93,946	Retail Opportunity Investment	1.6	1.1
315,375	—	Retail Properties of America	3.8	—
213,778	197,908	Regency Centers Corporation	10.1	7.4
251,880	177,170	RLJ Lodging Trust	4.9	3.0
60,523	—	Rouse Properties, Inc.	1.0	—
38,426	33,036	Saul Centers, Inc.	1.7	1.2
46,820	—	Select Income Real Estate Investment Trust	1.2	—
420,127	330,697	Senior Housing Properties Trust	9.9	7.4
731,366	632,140	Simon Property Group, Inc.	115.6	81.6
214,765	183,739	SL Green Realty Corp.	16.5	12.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Shares		Issue	Fair Value
2012	2011		2012	2011
70,949	61,829	Sovran Self Storage, Inc.	$4.4	$2.6
79,685	—	Spirit Realty Capital Inc.	1.4	—
86,560	20,050	Stag Industrial, Inc.	1.6	0.2
495,039	385,489	Strategic Hotels & Resorts, Inc.	3.2	2.1
114,628	59,168	Summit Hotel Properties, Inc.	1.1	0.6
71,926	46,326	Sun Communities, Inc.	2.9	1.7
89,143	60,363	Sun Healthcare Group, Inc.	1.9	0.7
328,016	262,606	Sunstone Hotel Investors, L.L.C.	3.5	2.1
223,024	178,864	Tanger Factory Outlet Centers, Inc.	7.6	5.2
147,289	126,129	Taubman Centers, Inc.	11.6	7.8
36,064	16,174	Terreno Realty Corporation	0.6	0.2
325,632	286,812	The Macerich Company	19.0	14.5
596,001	472,751	UDR, Inc.	14.2	11.9
31,724	21,414	UMH Properties, Inc.	0.3	0.2
31,418	27,258	Universal Health Realty Income Trust	1.6	1.1
56,293	50,503	Urstadt Biddle Properties, Inc.	1.1	0.9
700,308	619,340	Ventas, Inc.	45.3	34.1
443,493	396,923	Vornado Realty Trust	35.5	30.5
160,177	145,677	Washington Real Estate Investment Trust	4.2	4.0
288,060	262,970	Weingarten Realty Investors	7.7	5.8
1,289,368	1,164,958	Weyerhaeuser Company	35.9	21.8
26,270	—	Whitestone Real Estate Investment Trust B	0.4	—
66,697	53,117	Winthrop Realty Trust	0.7	0.7
114,000	—	WP Carey Inc.	5.9	—

TOTAL REAL ESTATE EQUITY SECURITIES
(Cost $1,175.7 and $895.3)			$1,332.3	$927.9

OTHER MARKETABLE SECURITIES—15.0% and 18.1%

GOVERNMENT AGENCY NOTES—8.0% and 10.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
$—	$36.9	Fannie Mae Discount Notes	0.051%	1/3/12	$—	$36.9
—	4.5	Fannie Mae Discount Notes	0.030%	1/4/12	—	4.5
—	40.0	Fannie Mae Discount Notes	0.035%	1/25/12	—	40.0
—	41.3	Fannie Mae Discount Notes	0.025%-0.051%	2/8/12	—	41.3
—	18.1	Fannie Mae Discount Notes	0.030%	2/13/12	—	18.1
—	25.3	Fannie Mae Discount Notes	0.015%	3/8/12	—	25.3
—	12.0	Fannie Mae Discount Notes	0.061%	5/2/12	—	12.0
—	50.0	Fannie Mae Discount Notes	0.152%	5/3/12	—	50.0
—	56.2	Fannie Mae Discount Notes	0.061%-0.066%	5/21/12	—	56.2
—	48.6	Fannie Mae Discount Notes	0.071%	5/30/12	—	48.6
—	24.2	Fannie Mae Discount Notes	0.066%	6/6/12	—	24.2
—	30.2	Fannie Mae Discount Notes	0.137%-0.142%	7/16/12	—	30.2
12.0	—	Fannie Mae Discount Notes	0.122%	1/2/13	12.0	—
44.0	—	Fannie Mae Discount Notes	0.086%	1/16/13	44.0	—
20.5	—	Fannie Mae Discount Notes	0.122%	1/30/13	20.5	—
45.2	—	Fannie Mae Discount Notes	0.137%	2/6/13	45.1	—
26.8	—	Fannie Mae Discount Notes	0.127%	2/27/13	26.8	—
25.0	—	Fannie Mae Discount Notes	0.130%	3/13/13	25.0	—
10.0	—	Fannie Mae Discount Notes	0.142%	3/20/13	10.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
$100.0	$—	Fannie Mae Discount Notes	0.149%	6/12/13	$100.0	$—
—	17.0	Federal Farm Credit Bank Discount Notes	0.010%	1/3/12	—	17.0
13.0	—	Federal Farm Credit Bank Discount Notes	0.091%	5/6/13	13.0	—
—	38.0	Federal Home Loan Bank Discount Notes	0.020%	1/6/12	—	38.0
—	20.0	Federal Home Loan Bank Discount Notes	0.010%-0.154%	1/13/12	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.046%	1/13/12	—	50.0
—	48.0	Federal Home Loan Bank Discount Notes	0.051%	1/18/12	—	48.0
—	25.2	Federal Home Loan Bank Discount Notes	0.015%-0.030%	1/20/12	—	25.2
—	13.3	Federal Home Loan Bank Discount Notes	0.011%	1/27/12	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.035%	2/1/12	—	50.0
—	42.2	Federal Home Loan Bank Discount Notes	0.035%	2/3/12	—	42.2
—	70.1	Federal Home Loan Bank Discount Notes	0.025%-0.030%	2/10/12	—	70.1
—	19.4	Federal Home Loan Bank Discount Notes	0.025%	2/13/12	—	19.4
—	60.0	Federal Home Loan Bank Discount Notes	0.030%-0.071%	2/17/12	—	60.0
—	7.2	Federal Home Loan Bank Discount Notes	0.071%	2/24/12	—	7.2
—	16.1	Federal Home Loan Bank Discount Notes	0.112%	3/7/12	—	16.1
—	34.4	Federal Home Loan Bank Discount Notes	0.025%	3/21/12	—	34.4
—	19.2	Federal Home Loan Bank Discount Notes	0.071%	3/28/12	—	19.2
—	45.7	Federal Home Loan Bank Discount Notes	0.091%	4/4/12	—	45.7
—	21.0	Federal Home Loan Bank Discount Notes	0.076%	5/9/12	—	21.0
—	47.6	Federal Home Loan Bank Discount Notes	0.056%-0.081%	5/18/12	—	47.6
—	50.0	Federal Home Loan Bank Discount Notes	0.081%	5/23/12	—	50.0
—	9.0	Federal Home Loan Bank Discount Notes	0.101%	7/11/12	—	9.0
29.3	—	Federal Home Loan Bank Discount Notes	0.117%	1/4/13	29.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.106%	1/9/13	50.0	—
16.5	—	Federal Home Loan Bank Discount Notes	0.137%	1/11/13	16.5	—
8.0	—	Federal Home Loan Bank Discount Notes	0.132%	1/16/13	8.0	—
41.9	—	Federal Home Loan Bank Discount Notes	0.157%	1/23/13	41.9	—
29.0	—	Federal Home Loan Bank Discount Notes	0.142%	1/23/13	29.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.142%	2/13/13	50.0	—
19.4	—	Federal Home Loan Bank Discount Notes	0.137%	2/20/13	19.4	—
56.0	—	Federal Home Loan Bank Discount Notes	0.127%	2/22/13	56.0	—
80.0	—	Federal Home Loan Bank Discount Notes	0.127%	3/1/13	80.0	—
57.0	—	Federal Home Loan Bank Discount Notes	0.112%	3/6/13	57.0	—
17.1	—	Federal Home Loan Bank Discount Notes	0.117%	3/13/13	17.1	—
41.6	—	Federal Home Loan Bank Discount Notes	0.147%	5/3/13	41.5	—
11.5	—	Federal Home Loan Bank Discount Notes	0.157%	5/10/13	11.5	—
52.7	—	Federal Home Loan Bank Discount Notes	0.157%-0.162%	5/29/13	52.7	—
50.0	—	Federal Home Loan Bank Discount Notes	0.127%	6/19/13	50.0	—
—	50.0	Freddie Mac Discount Notes	0.041%	1/9/12	—	50.0
—	37.0	Freddie Mac Discount Notes	0.046%	1/17/12	—	37.0
—	29.5	Freddie Mac Discount Notes	0.035%	1/30/12	—	29.5
—	20.0	Freddie Mac Discount Notes	0.051%	2/14/12	—	20.0
—	42.9	Freddie Mac Discount Notes	0.061%-0.101%	2/21/12	—	42.9
—	27.3	Freddie Mac Discount Notes	0.020%	3/5/12	—	27.3
—	9.5	Freddie Mac Discount Notes	0.035%	3/9/12	—	9.5
—	17.5	Freddie Mac Discount Notes	0.035%	3/13/12	—	17.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
$—	$25.5	Freddie Mac Discount Notes	0.081%-0.091%	3/19/12	$—	$25.5
—	21.2	Freddie Mac Discount Notes	0.086%	4/3/12	—	21.2
—	35.2	Freddie Mac Discount Notes	0.096%	4/9/12	—	35.2
—	21.3	Freddie Mac Discount Notes	0.094%	4/10/12	—	21.3
—	20.2	Freddie Mac Discount Notes	0.066%	4/16/12	—	20.2
—	23.2	Freddie Mac Discount Notes	0.076%	5/7/12	—	23.2
—	5.7	Freddie Mac Discount Notes	0.081%	5/14/12	—	5.7
—	13.5	Freddie Mac Discount Notes	0.081%	5/29/12	—	13.5
—	29.6	Freddie Mac Discount Notes	0.071%	6/4/12	—	29.6
—	11.0	Freddie Mac Discount Notes	0.076%	6/11/12	—	11.0
—	20.9	Freddie Mac Discount Notes	0.071%	6/18/12	—	20.8
22.3	—	Freddie Mac Discount Notes	0.178%	1/3/13	22.3	—
17.1	—	Freddie Mac Discount Notes	0.173%	1/7/13	17.1	—
37.6	—	Freddie Mac Discount Notes	0.152%	1/14/13	37.6	—
74.0	—	Freddie Mac Discount Notes	0.142%	1/22/13	74.0	—
50.0	—	Freddie Mac Discount Notes	0.132%	2/11/13	50.0	—
44.4	—	Freddie Mac Discount Notes	0.117%-0.122%	2/19/13	44.4	—
44.0	—	Freddie Mac Discount Notes	0.127%	2/25/13	44.0	—
14.0	—	Freddie Mac Discount Notes	0.127%	2/27/13	14.0	—
50.0	—	Freddie Mac Discount Notes	0.152%	3/12/13	50.0	—
19.9	—	Freddie Mac Discount Notes	0.132%	3/18/13	19.9	—
25.0	—	Freddie Mac Discount Notes	0.137%	4/1/13	25.0	—
25.1	—	Freddie Mac Discount Notes	0.132%	4/3/13	25.0	—
50.0	—	Freddie Mac Discount Notes	0.152%	4/17/13	50.0	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $1,379.4 and $1,551.5)					$1,379.6	$1,551.6

UNITED STATES TREASURY SECURITIES—7.0% and 8.1%
$—	$19.9	United States Treasury Bills	0.020%	3/1/12	$—	$19.9
—	3.1	United States Treasury Bills	0.030%	3/8/12	—	3.1
—	50.0	United States Treasury Bills	0.037%	3/22/12	—	50.0
—	40.3	United States Treasury Bills	0.020%-0.032%	3/29/12	—	40.3
—	60.8	United States Treasury Bills	0.020%-0.031%	4/19/12	—	60.8
—	20.0	United States Treasury Bills	0.042%	5/3/12	—	20.0
—	50.0	United States Treasury Bills	0.020%	5/10/12	—	50.0
—	82.0	United States Treasury Bills	0.020%-0.035%	5/17/12	—	82.0
—	23.4	United States Treasury Bills	0.025%	5/24/12	—	23.4
—	40.0	United States Treasury Bills	0.020%	5/31/12	—	40.0
—	40.0	United States Treasury Bills	0.056%	8/23/12	—	40.0
—	80.0	United States Treasury Bills	0.087%	11/15/12	—	79.9
50.0	—	United States Treasury Bills	0.074%-0.103%	1/10/13	50.0	—
48.0	—	United States Treasury Bills	0.084%-0.132%	1/17/13	48.0	—
1.5	—	United States Treasury Bills	0.135%	1/31/13	1.5	—
97.5	—	United States Treasury Bills	0.122%-0.153%	2/7/13	97.5	—
50.0	—	United States Treasury Bills	0.104%	2/21/13	50.0	—
30.7	—	United States Treasury Bills	0.128%	3/7/13	30.7	—
39.1	—	United States Treasury Bills	0.086%-0.135%	3/14/13	39.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
$51.0	$—	United States Treasury Bills	0.050%-0.143%	3/21/13	$51.0	$—
50.0	—	United States Treasury Bills	0.144%	3/28/13	50.0	—
2.0	—	United States Treasury Bills	0.106%	4/4/13	2.0	—
50.0	—	United States Treasury Bills	0.122%	4/11/13	50.0	—
30.0	—	United States Treasury Bills	0.112%	4/18/13	30.0	—
50.0	—	United States Treasury Bills	0.116%	4/25/13	50.0	—
16.5	—	United States Treasury Bills	0.080%	5/2/13	16.5	—
22.0	—	United States Treasury Bills	0.091%	5/16/13	22.0	—
13.0	—	United States Treasury Bills	0.107%-0.135%	6/6/13	13.0	—
20.5	—	United States Treasury Bills	0.115%	6/20/13	20.5	—
—	50.0	United States Treasury Notes	0.259%	1/15/12	—	50.0
—	11.5	United States Treasury Notes	0.024%	1/31/12	—	11.5
—	20.0	United States Treasury Notes	0.345%	2/15/12	—	20.0
—	30.6	United States Treasury Notes	0.138%	2/29/12	—	30.6
—	15.0	United States Treasury Notes	0.078%	3/15/12	—	15.0
—	9.9	United States Treasury Notes	0.040%-0.264%	3/31/12	—	10.0
—	50.0	United States Treasury Notes	0.094%	4/30/12	—	50.2
—	47.5	United States Treasury Notes	0.111%-0.156%	5/15/12	—	47.6
—	100.0	United States Treasury Notes	0.030%-0.119%	5/31/12	—	100.3
—	68.0	United States Treasury Notes	0.102%-0.106%	6/15/12	—	68.5
—	80.7	United States Treasury Notes	0.107%-0.133%	7/31/12	—	81.0
—	47.7	United States Treasury Notes	0.111%-0.156%	8/15/12	—	48.2
—	46.6	United States Treasury Notes	0.105%-0.149%	8/31/12	—	46.6
—	50.0	United States Treasury Notes	0.085%	10/15/12	—	50.5
—	61.5	United States Treasury Notes	0.181%-0.144%	10/31/12	—	61.6
—	50.0	United States Treasury Notes	0.152%	11/30/12	—	50.2
50.0	—	United States Treasury Notes	0.162%	1/15/13	50.0	—
58.4	—	United States Treasury Notes	0.172%-0.174%	1/31/13	58.4	—
44.7	—	United States Treasury Notes	0.163%	2/15/13	44.8	—
20.6	—	United States Treasury Notes	0.198%	2/28/13	20.6	—
39.4	—	United States Treasury Notes	0.201%	3/31/13	39.4	—
50.0	—	United States Treasury Notes	0.161%	4/15/13	50.3	—
28.4	—	United States Treasury Notes	0.174%	4/30/13	28.4	—
52.8	—	United States Treasury Notes	0.169%-0.174%	5/15/13	53.0	—
30.0	—	United States Treasury Notes	0.201%	5/31/13	30.1	—
50.0	—	United States Treasury Notes	0.160%	7/15/13	50.2	—
50.0	—	United States Treasury Notes	0.181%	7/31/13	50.1	—
50.0	—	United States Treasury Notes	0.182%	8/15/13	50.2	—
39.3	—	United States Treasury Notes	0.200%	9/30/13	39.3	—
3.5	—	United States Treasury Notes	0.156%-0.209%	10/15/13	3.5	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $1,189.9 and $1,251.1)					$1,190.1	$1,251.2

TOTAL OTHER MARKETABLE SECURITIES
(Cost $2,569.3 and $2,802.6)					$2,569.7	$2,802.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2012 and December 31, 2011
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2012	2011				2012	2011
TOTAL MARKETABLE SECURITIES
(Cost $3,745.0 and $3,697.9)					$3,902.0	$3,730.7

TOTAL INVESTMENTS
(Cost $16,842.4 and $16,205.5)					$17,087.9	$15,487.2

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The fair market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	The fair market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(6)	Investment was formerly named Yahoo Center.

(7)	The fair market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(8)	During November 2012, the Account contributed assets from the Four Oaks Place investment into a joint venture property investment, Four Oaks Place LP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated statements of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account and its subsidiaries (the “Account”) at December 31, 2012 and 2011, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 14, 2013

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2012. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2012, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2013, their dates of birth, and their principal occupations during the last five years, are as follows:

Trustees

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company from 1993 through 2005. Lead Director, Chrysler Group, LLC and Director, Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

Jeffrey R. Brown, 2/16/68
William G. Karnes Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign. Research Associate of the National Bureau of Economic Research (NBER) and Associate Director of the NBER Retirement Research Center. Manager, LLB Ventures, LLC. Former member of the Social Security Advisory Board from 2006 to 2008, and Director of the American Risk and Insurance Association.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University. Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director of the Hodson Trust, Time Warner, Inc. and Omnicom Group.

Lisa W. Hess, 8/8/55
President and Managing Partner, Sky Top Capital. Former Chief Investment Officer of Loews Corporation from 2002 to 2008. Founding partner of Zesiger Capital Group. Director of Radian Group, Inc. and Covariance Capital Management, Inc. (“Covariance”). Trustee of the WT Grant Foundation, the Chapin School, and the Pomfret School.

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

Lawrence H. Linden, 2/19/47
Retired Managing Director and former General Partner at Goldman Sachs, Inc., retiring in 2008. After joining Goldman Sachs in 1992, served at various times the Head of Technology, Head of Operations, and Co-Chairman of the Global Control and Compliance Committee. Founding Trustee of the Linden Trust for Conservation, trustee of Resources for the Future, Member of the Board of Directors of the World Wildlife Fund and co-founder of, and senior advisor to, the Redstone Strategy Group. Strategic Advisory Board Member, New World Capital Group.

Maureen O’Hara, 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University, where she has taught since 1979. Chair of the board of Investment Technology Group, Inc. since 2007, and member of the board since 2003. Director of New Star Financial, Inc.

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000 to 2001. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies from 1996 to 2000. Member and former chairman of the board of Worcester Polytechnic Institute and trustee of the Committee for Economic Development. Director of Sanford C. Bernstein Fund Inc.

Sidney A. Ribeau, 12/3/47
President, Howard University since 2008. Formerly, President, Bowling Green State University, 1995 to 2008. Director, Worthington Industries. Member of the Council for International Exchange of Scholars, Association of Governing Boards, Association of American Colleges and Universities, and Consortium of University Presidents.

Dorothy K. Robinson, 2/18/51
Vice President and General Counsel, Yale University since 1995. Formerly General Counsel, Yale University, 1986 to 1995. Trustee, Newark Public Radio Inc., Director, Yale Southern Observatory, Inc., Youth Rights Media, Inc. and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Former Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer of Pfizer from 1995 to 2005. Director, Pitney Bowes Inc. and the Hershey Corporation.

Marta Tienda, 8/10/50
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University, since 1997. Visiting Research Scholar at the New York University Center for Advanced Research in Social Sciences, 2010 to 2011. Director, Office of Population Research, Princeton University, 1998 to 2002. Commissioner, President’s Advisory Commission on Educational Excellence for Hispanics. Trustee, Sloan Foundation and Jacobs Foundation. Member of Visiting Committee, Harvard University Kennedy School of Government. Member of Diversity Advisory Committee, Brown University. Member, Adrenalina Research Advisory Board. Director, Consortium of Social Science Associations.

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

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the advisory board of Brevan Howard Asset Management LLP, a director of Audax Health and International Flavors and Fragrances, Inc., and a member of the President’s Council on Jobs and Competitiveness. Fellow of the American Academy of Arts & Sciences and member of its Commission on the Humanities and Social Sciences. Member of the National Academy of Sciences Committee on the Long-Run Macro-Economic Effects of the Aging U.S. Population. Board member at the Institute for Advanced Study, Memorial Sloan-Kettering Cancer Center, and the Committee for Economic Development. Member of the Harvard University Visiting Committee for the Memorial Church, the Economic Club of New York, the Council on Foreign Relations and the Group of Thirty.

Other TIAA Executive Officers

Virginia M. Wilson, 7/22/54
Executive Vice President and Chief Financial Officer, TIAA and CREF and Principal Accounting Officer of CREF since 2010. Manager, Executive Vice President and Chief Financial Officer of Redwood, LLC (“Redwood”) since 2010. Director, Executive Vice President and Chief Financial Officer of TCT Holdings, Inc. since 2010. Served from 2006 to 2009 as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, one of the world’s largest hospitality firms, following its 2006 spin-off from Cendant Corporation, a multinational holding company with operations in the real estate, travel, car rental, hospitality, mortgage banking and other service sectors. Served from 2003 to 2006 as Cendant’s Executive Vice President and Chief Accounting Officer. Corporate controller of MetLife, Inc. from 1999 to 2003 and was senior vice president and controller for the life insurance operations of Transamerica Corporation (which was acquired by AEGON NV in 1999) from 1995 to 1999. Prior to 1995, was an audit partner at Deloitte & Touche LLP. Currently a director of the Los Angeles Child Guidance Clinic and a trustee and vice chair for Catholic Charities in New York.

Ronald Pressman, 4/11/58
Executive Vice President and Chief Operating Officer of TIAA since 2012 and Executive Vice President of the TIAA-CREF Funds Complex since 2012. Director, of Covariance, TC Life and Kaspick & Company, LLC (“Kaspick”) (since 2012). Manager, Redwood, LLC (“Redwood”) (since 2012). From 2007 to 2011, served as President and Chief Executive Officer of General Electric Capital Real Estate. Prior to 2007, served as president and CEO of General Electric Asset Management and Chairman, President and Chief Executive Officer of General Electric Employers Reinsurance Group. Currently a charter trustee of Hamilton College. Also serves as the Chairman of the National Board of A Better Chance and a director of Pathways to College. Currently serves as a director of Aspen Insurance Holdings Limited.

Edward D. Van Dolsen, 4/21/58
Executive Vice President, President of Retirement and Individual Services since 2011 of TIAA and Executive Vice President of CREF since 2008. Formerly, Executive Vice President and President, Chief Operating Officer of TIAA and CREF from 2010 to 2011. Formerly Executive Vice President, Product Development and Management of TIAA from 2009 to 2010, Executive Vice President, Institutional Client Services from 2006 to 2009, and Executive Vice President, Product Management of TIAA from 2005 to 2006. Also served as Senior Vice President, Pension Products from 2003 to 2005. Director of Covariance (since 2010). Director (since 2007), Chairman and President (since 2012) of TCT Holdings, Inc. Former Director (2007-2011) and Former Executive Vice President (2008-2010) of TCAM. Manager (since 2006), Former President and CEO (2006-2010) of Redwood. Former Director of Tuition Financing (2008-2009) and Former Executive Vice President of T-C Life (2009-2010).

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2012, the Account expensed $31.3 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2011 and through the date of this annual report, the TIAA general account has not purchased or redeemed any liquidity units.

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

For the year ended December 31, 2012, the Account expensed $56.3 million for investment advisory services and $2.8 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $46.3 million for administrative and distribution services provided by TIAA and Services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2012 and 2011 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,146,000 and $971,000, respectively.

Audit-Related Fees. PwC had no audit-related services to the registrant for the year ended December 31, 2012 and had $22,004 of audit-related services for the year ended December 31, 2011.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2012 and 2011.

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

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.(4)

(3)	(A)	Charter of TIAA.(5)
	(B)	Restated Bylaws of TIAA (as amended).(6)
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements(2), Keogh Contract,(3) Retirement Select and Retirement Select Plus Contracts and Endorsements(1) and Retirement Choice and Retirement Choice Plus Contracts.(3)

	(B)	Forms of Income-Paying Contracts(2)
	(C)	Form of Contract Endorsement for Internal Transfer Limitation(7)
	(D)	Form of Accumulation Contract(8)
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.(9)
	*(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.
*(14)		Code of Ethics of TIAA
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the Annual Report on Form 10-K for the periods ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(4)	Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on January 7, 2008 (File No. 33-92990).

(5)

Previously filed and incorporated by reference to Exhibit 3(A) to the Account’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed with the Commission on August 13, 2009 (File No. 33-92990).

(6)

Previously filed and incorporated by reference to Exhibit 3(B) to the Account’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed with the Commission on August 13, 2009 (File No. 33-92990).

(7)

Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

(8)	Previously filed and incorporated by reference to Exhibit 4(D) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 27, 2011 (File No. 333-172900).

(9)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on November 29, 2011 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of March, 2013.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 14, 2013	By:	/s/ Roger W. Ferguson, Jr.

Roger W. Ferguson, Jr.
President and Chief Executive
Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer (Principal Executive Officer) and Trustee	March 14, 2013
/s/ VIRGINIA M. WILSON	Executive Vice President and Chief FinancialOfficer (Principal Financial and Accounting Officer)	March 14, 2013
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 14, 2013
/s/ JEFFREY R. BROWN	Trustee	March 14, 2013
/s/ ROBERT C. CLARK	Trustee	March 14, 2013
/s/ LISA W. HESS	Trustee	March 14, 2013
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 14, 2013
/s/ LAWRENCE H. LINDEN	Trustee	March 14, 2013
/s/ MAUREEN O’HARA	Trustee	March 14, 2013
/s/ DONALD K. PETERSON	Trustee	March 14, 2013
/s/ SIDNEY A. RIBEAU	Trustee	March 14, 2013
/s/ DOROTHY K. ROBINSON	Trustee	March 14, 2013
/s/ DAVID L. SHEDLARZ	Trustee	March 14, 2013
/s/ MARTA TIENDA	Trustee	March 14, 2013
/s/ ROSALIE J. WOLF	Trustee	March 14, 2013

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.