Form 10-Q
period 2013-03-31
TIAA REAL ESTATE ACCOUNT
filed 2013-05-09
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-187309

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
MARCH 31, 2013

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,199.0 and $10,543.6)	$10,429.9	$10,554.6
Real estate joint ventures and limited partnerships (cost: $2,500.3 and $2,553.8)	2,632.0	2,631.3
Marketable securities:
Real estate related (cost: $1,339.0 and $1,175.7)	1,589.9	1,332.3
Other (cost: $2,387.0 and $2,569.3)	2,387.1	2,569.7

Total investments (cost: $16,425.3 and $16,842.4)	17,038.9	17,087.9

Cash and cash equivalents	89.3	21.7
Due from investment advisor	2.9	—
Other	258.9	269.0

TOTAL ASSETS	17,390.0	17,378.6

LIABILITIES
Mortgage loans payable, at fair value—Note 8 (principal outstanding: $2,044.6 and $2,253.8)	2,092.3	2,282.6
Due to investment advisor	—	10.6
Accrued real estate property level expenses	169.0	185.8
Other	33.3	38.5

TOTAL LIABILITIES	2,294.6	2,517.5

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	14,750.3	14,523.0
Annuity Fund	345.1	338.1

TOTAL NET ASSETS	$15,095.4	$14,861.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 10	53.1	53.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$277.693	$272.569

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
INVESTMENT INCOME
Real estate income, net:
Rental income	$204.4	$214.8

Real estate property level expenses and taxes:
Operating expenses	51.8	56.0
Real estate taxes	29.8	29.1
Interest expense	32.8	28.9

Total real estate property level expenses and taxes	114.4	114.0

Real estate income, net	90.0	100.8
Income from real estate joint ventures and limited partnerships	18.8	17.0
Interest	0.8	0.5
Dividends	9.2	7.4

TOTAL INVESTMENT INCOME	118.8	125.7

Expenses:
Investment advisory charges	14.7	15.1
Administrative charges	8.6	7.5
Distribution charges	3.0	3.3
Mortality and expense risk charges	0.2	1.7
Liquidity guarantee charges	8.2	7.2

TOTAL EXPENSES	34.7	34.8

INVESTMENT INCOME, NET	84.1	90.9

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(147.0)	(5.2)
Real estate joint ventures and limited partnerships	(34.9)	(3.2)
Marketable securities	9.4	8.0

Net realized loss on investments	(172.5)	(0.4)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	188.8	192.4
Real estate joint ventures and limited partnerships	73.9	95.0
Marketable securities	93.1	93.8
Mortgage loans payable	12.8	(26.8)

Net change in unrealized appreciation on investments and mortgage loans payable	368.6	354.4

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	196.1	354.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$280.2	$444.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
FROM OPERATIONS
Investment income, net	$84.1	$90.9
Net realized loss on investments	(172.5)	(0.4)
Net change in unrealized appreciation on investments and mortgage loans payable	368.6	354.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	280.2	444.9

FROM PARTICIPANT TRANSACTIONS
Premiums	557.8	499.6
Liquidity units redeemed—Note 3	(325.4)	—
Annuity payments	(6.7)	(7.9)
Withdrawals and death benefits	(271.6)	(244.6)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(45.9)	247.1

NET INCREASE IN NET ASSETS	234.3	692.0
NET ASSETS
Beginning of period	14,861.1	13,527.2

End of period	$15,095.4	$14,219.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$280.2	$444.9
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	172.5	0.4
Net change in unrealized appreciation on investments and mortgage loans payable	(368.6)	(354.4)
Purchase of real estate properties	—	(96.1)
Capital improvements on real estate properties	(59.6)	(54.3)
Proceeds from sale of real estate properties	226.4	46.2
Purchases of long term investments	(196.0)	(199.5)
Proceeds from sale of long term investments	79.5	57.6
Decrease (increase) in other investments	182.4	(173.7)
Change in due to (from) investment advisor	(13.5)	(5.2)
Decrease in other assets	10.1	14.6
Decrease in other liabilities	(6.7)	(20.3)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	306.7	(339.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	90.0
Payments of mortgage loans	(193.2)	(2.6)
Premiums	557.8	499.6
Liquidity units redeemed	(325.4)	—
Annuity payments	(6.7)	(7.9)
Withdrawals and death benefits	(271.6)	(244.6)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(239.1)	334.5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67.6	(5.3)
CASH AND CASH EQUIVALENTS
Beginning of period	21.7	17.5

End of period	$89.3	$12.2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$32.8	$28.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is a segregated investment account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account and make withdrawals from the Account on a daily basis under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

Basis of Presentation: These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information. These unaudited consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the financial position and results of operations of the Account.

The accompanying consolidated financial statements include the Account and those subsidiaries wholly owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.

The preparation of financial statements that conform to GAAP requires the use of estimates by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

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

Subsequently, each property is appraised each quarter by an independent third party appraiser, reviewed by TIAA’s internal appraisal staff and, as applicable, the Account’s independent fiduciary. In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments, and thus, adjustments to the valuations of its holdings (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day or month in each period.

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

Debt securities (excluding money market instruments) for which market quotations are readily available are valued based on the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available are valued at fair value as determined in good faith by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Short-term investments with maturities of 60 days or less (excluding money market instruments) are valued at amortized cost. Short-term investments with maturities in excess of 60 days (excluding money market instruments) are valued in the same manner as debt securities, as described above.

Money market instruments are valued at amortized cost.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2012) and has concluded no provisions for federal income tax are required as of March 31, 2013.

Restricted Cash: The Account held $55.9 million and $61.4 million as of March 31, 2013 and December 31, 2012, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

The independent fiduciary, which has the right to adjust the trigger point, established the trigger point at 45% of the outstanding accumulation units in connection with TIAA’s ownership of liquidity units between December 2008 and March 2013.

As of March 31, 2013, the independent fiduciary has completed the systematic redemption of all of the liquidity units held by TIAA. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September and December 2012, and March 2013, representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 9—Financial Highlights for details of the expense charge and expense ratio.

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2.4% of the rental income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.0%	15.6%	6.8%	0.3%	—	43.7%
Apartment	9.9%	6.4%	5.5%	—	—	21.8%
Industrial	0.8%	8.0%	3.8%	1.0%	—	13.6%
Retail	3.4%	4.1%	8.1%	0.2%	1.6%	17.4%
Other(3)	2.9%	0.2%	0.4%	—	—	3.5%

Total	38.0%	34.3%	24.6%	1.5%	1.6%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (unaudited) and December 31, 2012, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2013
Real Estate properties	$—	$—	$10,429.9	$10,429.9
Real Estate joint ventures	—	—	2,290.4	2,290.4
Limited partnerships	—	—	341.6	341.6
Marketable securities:
Real Estate Related	1,589.9	—	—	1,589.9
Government Agency Notes	—	1,394.8	—	1,394.8
United States Treasury securities	—	992.3	—	992.3

Total Investments at March 31, 2013	$1,589.9	$2,387.1	$13,061.9	$17,038.9

Mortgage loans payable	$—	$—	$(2,092.3)	$(2,092.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2012
Real Estate properties	$—	$—	$10,554.6	$10,554.6
Real Estate joint ventures	—	—	2,291.5	2,291.5
Limited partnerships	—	—	339.8	339.8
Marketable securities:
Real Estate Related	1,332.3	—	—	1,332.3
Government Agency Notes	—	1,379.6	—	1,379.6
United States Treasury securities	—	1,190.1	—	1,190.1

Total Investments at December 31, 2012	$1,332.3	$2,569.7	$13,185.9	$17,087.9

Mortgage loans payable	$—	$—	$(2,282.6)	$(2,282.6)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and March 31, 2012 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains (losses) included in changes in net assets	41.8	34.3	4.7	80.8	(2.9)
Purchases(1)	59.9	0.1	1.4	61.4	—
Sales	(226.4)	—	—	(226.4)	—
Settlements(2)	—	(35.5)	(4.3)	(39.8)	193.2

Ending balance March 31, 2013	$10,429.9	$2,290.4	$341.6	$13,061.9	$(2,092.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	187.2	84.6	7.2	279.0	(21.7)
Purchases(1)	142.2	29.6	4.7	176.5	(90.0)
Sales	(46.2)	—	—	(46.2)	—
Settlements(2)	—	(0.2)	(1.1)	(1.3)	2.6

Ending balance March 31, 2012	$10,140.8	$1,705.4	$318.3	$12,164.5	$(2,137.3)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2013 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach— Discounted Cash Flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 9.8% (7.3%) 5.5% - 8.8% (6.2%) 4.5% - 8.5% (5.6%)

	Industrial	Income Approach— Discounted Cash Flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.5% - 10.0% (7.7%) 5.5% - 8.5% (6.4%) 5.0% - 8.3% (5.8%)

	Residential	Income Approach— Discounted Cash Flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.0% - 8.0% (6.7%) 4.3% - 6.3% (5.0%) 3.8% - 5.8% (4.4%)

	Retail	Income Approach— Discounted Cash Flow Income Approach— Direct Capitalization	Discount Rate Terminal Capitalization Rate Overall Capitalization Rate	6.3% - 11.5% (7.7%) 5.8% - 11.0% (6.6%) 4.5% - 10.8% (6.0%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow Net Present Value	Loan to Value Ratio Equivalency Rate Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	35.0% - 65.0% (49.6%) 2.1% - 2.8% (2.4%) 35.0% - 65.0% (49.6%) 1.3% - 3.8% (2.3%)

	Residential	Discounted Cash Flow Net Present Value	Loan to Value Ratio Equivalency Rate Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	37.0% - 60.0% (48.6%) 2.0% - 3.8% (2.9%) 37.0% - 60.0% (48.6%) 1.1% - 3.2% (2.0%)

	Retail	Discounted Cash Flow Net Present Value	Loan to Value Ratio Equivalency Rate Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	31.0% - 149.0% (62.5%) 2.3% - 6.9% (4.0%) 31.0% - 149.0% (62.5%) 1.1% - 14.3% (4.9%)

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

During the three months ended March 31, 2013 and 2012 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2013	$60.9	$35.2	$4.7	$100.8	$(18.9)

For the three months ended March 31, 2012	$188.8	$84.7	$7.1	$280.6	$(21.7)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and records allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2013, the Account held 15 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $2.3 billion at March 31, 2013 and December 31, 2012. The Account’s most significant joint venture investment is the DDR joint venture which represented 2.6% of the Account’s net assets and 2.3% of the Account’s invested assets at March 31, 2013.

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.8 billion at March 31, 2013 and December 31, 2012. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.8 billion at March 31, 2013 and December 31, 2012.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Real Estate properties, at fair value	$6,514.8	$6,495.4
Other assets	199.4	181.5

Total assets	$6,714.2	$6,676.9

Liabilities & Equity
Mortgage Notes Payable, at fair value	$2,668.1	$2,656.0
Other liabilities	92.1	82.8

Total liabilities	2,760.2	2,738.8
Equity	3,954.0	3,938.1

Total liabilities and equity	$6,714.2	$6,676.9

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Operating Revenue and Expenses
Revenues	$135.7	$114.0
Expenses	76.2	68.4

Excess of revenues over expenses	$59.5	$45.6

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

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies, and private real estate equity investment trusts that own real estate properties and real estate-related securities. The Account receives distributions from these investments based on the Account’s ownership interest percentages. At March 31, 2013, the Account held interests in three limited partnerships, one limited liability company and one private real estate equity investment trust with ownership interest percentages that ranged from 5.3% to 18.5%. Under the terms of the agreements governing such investments, and based upon the expected term of each such investment, the entities could engage in liquidation activities beginning in 2013, with one partnership, and continuing through 2017 with the remaining partnerships. The Account’s ownership interest in these five investments was $341.6 million at March 31, 2013 and $339.8 million at December 31, 2012.

Note 8—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		March 31, 2013	December 31, 2012
		(Unaudited)
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$—	$208.4	February 28, 2013
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	23.7	23.9	June 1, 2013
South Frisco Village	5.85% paid monthly	26.3	26.3	June 1, 2013
Fourth & Madison	6.40% paid monthly	145.0	145.0	August 21, 2013
1001 Pennsylvania Avenue	6.40% paid monthly	210.0	210.0	August 21, 2013
50 Fremont Street	6.40% paid monthly	135.0	135.0	August 21, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	8.0	8.0	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	110.4	110.8	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(5)	5.60% paid monthly	36.7	36.9	September 11, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)(9)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)(9)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)(9)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)(9)	3.69% paid monthly	45.0	45.0	November 1, 2022
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,044.6	$2,253.8
Fair Value Adjustment(4)		47.7	28.8

Total mortgage loans payable		$2,092.3	$2,282.6

(1)	The mortgage is adjusted monthly for principal payments.

(2)	The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2012.

(3)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

(9)	Represents mortgage loans that were refinanced in the quarter ended December 31, 2012 into 10-year loans with interest only due for the first five years and principal payments due thereafter.

Note 9—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2013	Years Ended December 31,
		2012	2011	2010
	(Unaudited)
Per Accumulation Unit data:
Rental income	$3.842	$16.345	$17.224	$19.516
Real estate property level expenses and taxes	2.150	9.059	8.640	9.987

Real estate income, net	1.692	7.286	8.584	9.529
Other income	0.541	2.178	2.143	2.214

Total income	2.233	9.464	10.727	11.743
Expense charges(1)	0.652	2.562	2.390	2.167

Investment income, net	1.581	6.902	8.337	9.576
Net realized and unrealized gain (loss) on investments and mortgage loans payable	3.543	18.013	20.144	16.143

Net increase in Accumulation Unit Value	5.124	24.915	28.481	25.719
Accumulation Unit Value:
Beginning of period	272.569	247.654	219.173	193.454

End of period	$277.693	$272.569	$247.654	$219.173

Total return	1.88%	10.06%	12.99%	13.29%
Ratios to Average net Assets(2):
Expenses(1)	0.23%	0.95%	0.98%	1.09%
Investment income, net	0.56%	2.55%	3.42%	4.84%
Portfolio turnover rate(2):
Real estate properties(3)	0.01%	10.22%	3.01%	1.01%
Marketable securities(4)	2.58%	21.92%	3.43%	19.18%
Accumulation Units outstanding at end of period (in millions):	53.1	53.3	53.4	48.1
Net assets end of period (in millions)	$15,095.4	$14,861.1	$13,527.2	$10,803.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the three month period ended March 31, 2013 are not annualized.

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

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2013	For The Year Ended December 31, 2012
	(Unaudited)
Outstanding:
Beginning of period	53.3	53.4
Credited for premiums	2.0	7.4
Liquidity units redeemed (See Note 3)	(1.2)	(3.6)
Annuity, other periodic payments, withdrawals and death benefits	(1.0)	(3.9)

End of period	53.1	53.3

Note 11—Commitments and Contingencies

Commitments—The Account had $5.4 million and $6.8 million of outstanding immediately callable commitments to purchase additional interests in three of its limited partnership investments as of March 31, 2013 and December 31, 2012, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 12—Subsequent Events

Sales

Plainsboro Plaza—Plainsboro, NJ

On April 1, 2013, the Account sold a retail property located in Plainsboro, New Jersey for a net sales price of $22.4 million.

Lincoln Woods Apartments—Lafayette Hill, PA

On April 1, 2013, the Account sold an apartment building located in Lafayette Hill, Pennsylvania for a net sales price of $28.7 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—61.2% and 61.8%

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
Arizona:
Camelback Center	Office	$36.5		$32.6
Kierland Apartment Portfolio	Apartments	114.1	(1)	114.1	(1)
Phoenix Apartment Portfolio	Apartments	—		33.6
California:
3 Hutton Centre Drive	Office	38.8		38.6
50 Fremont Street	Office	448.0	(1)	433.9	(1)
88 Kearny Street	Office	104.6		101.7
275 Battery Street	Office	239.8		241.0
Centre Pointe and Valley View	Industrial	31.3		30.5
Cerritos Industrial Park	Industrial	84.4		83.3
Charleston Plaza	Retail	80.0	(1)	80.0	(1)
Great West Industrial Portfolio	Industrial	107.7		106.2
Larkspur Courts	Apartments	94.1		93.4
Northpark Village Square	Retail	41.7		41.4
Northern CA RA Industrial Portfolio	Industrial	44.6		45.3
Ontario Industrial Portfolio	Industrial	309.1		304.1
Pacific Plaza	Office	76.1	(1)	75.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	115.4		107.0
Regents Court	Apartments	75.1	(1)	81.6	(1)
Southern CA RA Industrial Portfolio	Industrial	88.9		86.9
The Forum at Carlsbad	Retail	190.0	(1)	186.0	(1)
The Legacy at Westwood	Apartments	109.7	(1)	111.5	(1)
Westcreek	Apartments	35.2		34.7
West Lake North Business Park	Office	47.0		46.3
Westwood Marketplace	Retail	108.0		108.1
Wilshire Rodeo Plaza	Office	173.6	(1)	171.0	(1)
Colorado:
Palomino Park	Apartments	248.9	(1)	247.4	(1)
Connecticut:
Ten & Twenty Westport Road	Office	165.0		145.1
Florida:
701 Brickell Avenue	Office	231.8		230.9
North 40 Office Complex	Office	29.1		28.6
Plantation Grove	Retail	10.3		10.3
Publix at Weston Commons	Retail	52.7	(1)	52.0	(1)
Quiet Waters at Coquina Lakes	Apartments	26.5		26.6
Seneca Industrial Park	Industrial	69.6		74.6
South Florida Apartment Portfolio	Apartments	77.5		79.7
Suncrest Village Shopping Center	Retail	11.5		11.4
The Fairways of Carolina	Apartments	25.0		25.1
The Residences at the Village of Merrick Park	Apartments	54.2		53.8
Urban Centre	Office	102.8		105.5
Weston Business Center	Industrial	87.6		87.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
France:
Printemps de L’Homme	Retail	$208.9		$209.2
Georgia:
Atlanta Industrial Portfolio	Industrial	41.5		42.5
Glenridge Walk	Apartments	37.8		37.6
Reserve at Sugarloaf	Apartments	43.5	(1)	43.0	(1)
Shawnee Ridge Industrial Portfolio	Industrial	58.3		58.3
Windsor at Lenox Park	Apartments	56.1	(1)	55.0	(1)

Illinois:
Chicago Caleast Industrial Portfolio	Industrial	61.4		58.3
Chicago Industrial Portfolio	Industrial	66.0		66.2
Parkview Plaza	Office	39.2		39.3
Maryland:
The Shops at Wisconsin Place	Retail	96.7		96.3
Massachusetts:
99 High Street	Office	395.0	(1)	386.2	(1)
Northeast RA Industrial Portfolio	Industrial	28.2		28.1
Residence at Rivers Edge	Apartments	89.0		88.8
501 Boylston Street(8)	Office	296.9		289.9
Nevada:
Fernley Distribution Facility	Industrial	7.4		7.3
New Jersey:
Konica Photo Imaging Headquarters	Industrial	19.7		19.1
Marketfair	Retail	73.5		72.2
Plainsboro Plaza	Retail	21.5		23.5
South River Road Industrial	Industrial	48.7		47.4
New York:
425 Park Avenue	Ground Lease	335.0		330.0
780 Third Avenue	Office	340.5		335.4
The Colorado	Apartments	172.0	(1)	161.0	(1)
The Corner	Apartments	230.0	(1)	228.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	29.3		31.0
The Pepper Building	Apartments	52.1		52.5
Tennessee:
Summit Distribution Center	Industrial	17.6		19.6
Texas:
Dallas Industrial Portfolio	Industrial	166.8		164.6
Four Oaks Place	Land	35.3		16.2
Houston Apartment Portfolio	Apartments	247.6	(1)	244.4	(1)
Lincoln Centre	Office	236.8	(1)	230.9	(1)
Pinnacle Industrial Portfolio	Industrial	43.3		42.0
South Frisco Village	Retail	34.4	(1)	34.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
The Caruth	Apartments	$78.4	(1)	$78.1	(1)
The Maroneal	Apartments	49.0		48.5
United Kingdom:
1 & 7 Westferry Circus	Office	—		223.5	(1)
Virginia:
8270 Greensboro Drive	Office	33.9		34.0
Ashford Meadows Apartments	Apartments	101.1	(1)	100.3	(1)
The Ellipse at Ballston	Office	80.4		78.3
The Palatine	Apartments	133.0	(1)	134.2	(1)
Washington:
Circa Green Lake	Apartments	84.0		84.0
Creeksides at Centerpoint	Office	20.7		20.2
Fourth and Madison	Office	432.6	(1)	429.3	(1)
Millennium Corporate Park	Office	130.1		139.4
Northwest RA Industrial Portfolio	Industrial	26.2		26.0
Pacific Corporate Park	Industrial	35.0		35.0
Prescott Wallingford Apartments	Apartments	53.7		53.6
Rainier Corporate Park	Industrial	87.2		88.5
Regal Logistics Campus	Industrial	69.6		69.5
Washington DC:
1001 Pennsylvania Avenue	Office	682.2	(1)	679.4	(1)
1401 H Street, NW	Office	211.3	(1)	211.3	(1)
1900 K Street, NW	Office	261.8		257.7
Mass Court	Apartments	169.0	(1)	169.0	(1)
Mazza Gallerie	Retail	74.5		70.0

TOTAL REAL ESTATE PROPERTIES (Cost $10,199.0 and $10,543.6)		$10,429.9		$10,554.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.5% and 15.4%
REAL ESTATE JOINT VENTURES—13.5% and 13.4% (Note 6)

Location/Description		Fair Value
		2013		2012
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)(6)	Office	$233.9	(2)	$228.4	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	Office	2.0	(5)	2.1	(5)
Valencia Town Center Associates LP Valencia Town Center (49.9% Account Interest)	Retail	101.6		99.1
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	389.8	(2)	386.2	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	112.0		149.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	138.1	(2)	137.0	(2)
Georgia:
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	Office	2.1	(5)	2.4	(5)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	14.2		14.6
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	199.7		195.5
New York:
RGM 42, LLC MiMA (70% Account Interest)	Apartments	285.3	(2)	282.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	68.1	(2)	67.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	267.6		261.2
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	394.6	(2,3)	386.3	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	80.3	(2,3)	78.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	1.1	(2,3,7)	1.3	(2,3,7)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,237.1 and $2,287.6)		$2,290.4		$2,291.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Fair Value
	2013	2012
	(Unaudited)
LIMITED PARTNERSHIPS—2.0% and 2.0% (Note 7)
Cobalt Industrial REIT (10.998% Account Interest)	$26.3	$26.1
Colony Realty Partners LP (5.27% Account Interest)	20.5	20.5
Heitman Value Partners Fund (8.43% Account Interest)	3.9	3.9
Lion Gables Apartment Fund (18.46% Account Interest)	262.3	258.0
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	28.6	31.3

TOTAL LIMITED PARTNERSHIPS (Cost $263.2 and $266.2)	$341.6	$339.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,500.3 and $2,553.8)	$2,632.0	$2,631.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

MARKETABLE SECURITIES—23.3% and 22.8%
REAL ESTATE-RELATED MARKETABLE SECURITIES—9.3% and 7.8%

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
134,972	111,782	Acadia Realty Trust	$3.7	$2.8
33,840	30,210	Agree Realty Corporation	1.0	0.8
5,419	4,959	Alexander’s, Inc.	1.8	1.6
165,297	151,807	Alexandria Real Estate Equities, Inc.	11.7	10.5
91,403	94,923	American Assets Trust, Inc.	2.9	2.7
278,239	250,699	American Campus Communities, Inc.	12.6	11.6
—	376,970	American Realty Capital Trust	—	4.4
1,042,199	944,789	American Tower Corp.	80.2	73.0
377,683	346,913	Apartment Investment and Management Company	11.6	9.4
137,883	164,643	Ashford Hospitality Trust, Inc.	1.7	1.7
131,585	122,355	Associated Estates Realty Corporation	2.5	2.0
299,420	270,130	Avalonbay Communities, Inc.	37.9	36.6
445,597	366,497	BioMed Realty Trust, Inc.	9.6	7.1
392,275	356,885	Boston Properties, Inc.	39.6	37.8
379,409	346,409	Brandywine Realty Trust	5.6	4.2
203,978	182,748	BRE Properties, Inc.	9.9	9.3
219,956	200,136	Camden Property Trust	15.1	13.7
121,178	95,388	Campus Crest Communities, Inc.	1.7	1.2
198,849	160,579	CapLease, Inc.	1.3	0.9
428,177	383,657	CBL & Associates Properties, Inc.	10.1	8.1
183,285	183,285	Cedar Shopping Centers, Inc.	1.1	1.0
38,397	39,517	Chatham Lodging Trust	0.7	0.6
126,312	96,842	Chesapeake Lodging Trust	2.9	2.0
217,174	209,214	Colonial Properties Trust	4.9	4.5
59,453	54,983	CoreSite Realty Corporation	2.1	1.5
198,323	192,453	Corporate Office Properties Trust	5.3	4.8
225,816	253,566	Cousins Properties Incorporated	2.4	2.1
343,800	297,270	Cubesmart	5.4	4.3
16,830	—	CyrusOne, Inc.	0.4	—
708,740	631,210	DCT Industrial Trust, Inc.	5.2	4.1
651,438	737,598	DDR Corp.	11.3	11.6
519,267	476,317	DiamondRock Hospitality Company	4.8	4.3
323,812	293,762	Digital Realty Trust, Inc.	21.7	19.9
346,934	249,384	Douglas Emmett, Inc.	8.6	5.8
853,946	655,776	Duke Realty Corporation	14.5	9.1
168,206	154,886	DuPont Fabros Technology, Inc.	4.1	3.7
75,339	69,659	EastGroup Properties, Inc.	4.4	3.7
296,601	277,561	Education Realty Trust, Inc.	3.1	3.0
99,638	99,898	Equity Lifestyle Properties, Inc.	7.7	6.7
149,366	139,076	Equity One, Inc.	3.6	2.9
851,424	773,034	Equity Residential	46.9	43.8
123,802	112,092	EPR Properties	6.4	5.2
94,719	86,689	Essex Property Trust, Inc.	14.3	12.7
103,605	90,725	Excel Trust, Inc.	1.4	1.1
274,372	260,722	Extra Space Storage, Inc.	10.8	9.5
168,416	153,346	Federal Realty Investment Trust	18.2	16.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
300,775	300,415	FelCor Lodging Trust Incorporated	$1.8	$1.4
261,323	237,873	First Industrial Realty Trust, Inc.	4.5	3.3
123,701	124,191	First Potomac Realty Trust	1.8	1.5
191,189	200,089	Franklin Street Properties Corp.	2.8	2.5
1,412,699	1,118,209	General Growth Properties, Inc.	28.1	22.2
178,190	—	The GEO Group, Inc.	6.7	—
70,068	61,368	Getty Realty Corp.	1.4	1.1
27,330	27,330	Gladstone Commercial Corporation	0.5	0.5
378,042	337,882	Glimcher Realty Trust	4.4	3.7
143,367	96,757	Government Properties Income Trust	3.7	2.3
1,188,359	1,078,709	HCP, Inc.	59.3	48.7
678,375	616,402	Health Care REIT, Inc.	46.1	37.8
123,950	111,500	Healthcare Trust of America	1.5	1.1
223,772	209,252	Healthcare Realty Trust Incorporated	6.4	5.0
437,303	478,813	Hersha Hospitality Trust	2.6	2.4
208,839	184,529	Highwoods Properties, Inc.	8.3	6.2
136,310	121,160	Home Properties, Inc.	8.6	7.4
363,070	297,940	Hospitality Properties Trust	10.0	7.0
1,887,834	1,712,374	Host Hotels & Resorts, Inc.	33.0	26.8
282,808	198,258	HRPT Properties Trust	6.3	3.1
118,232	86,872	Hudson Pacific Properties, Inc.	2.6	1.8
202,229	220,139	Inland Real Estate Corporation	2.0	1.8
231,051	223,541	Investors Real Estate Trust	2.3	2.0
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	104.2	97.1
193,543	177,253	Kilroy Realty Corporation	10.1	8.4
1,064,683	966,453	Kimco Realty Corporation	23.8	18.7
182,483	172,013	Kite Realty Group Trust	1.2	1.0
253,922	204,562	LaSalle Hotel Properties	6.4	5.2
508,515	423,245	Lexington Realty Trust	6.0	4.4
308,210	280,060	Liberty Property Trust	12.3	10.0
80,916	73,286	LTC Properties, Inc.	3.3	2.6
226,713	208,783	Mack-Cali Realty Corporation	6.5	5.5
141,919	141,919	Maguire Properties, Inc.	0.4	0.4
403,197	327,007	Medical Properties Trust, Inc.	6.5	3.9
108,954	99,184	Mid-America Apartment Communities, Inc.	7.5	6.4
108,037	108,037	Monmouth Real Estate Investment Corporation	1.2	1.1
66,434	66,724	National Health Investors, Inc.	4.3	3.8
292,520	262,980	National Retail Properties, Inc.	10.6	8.2
298,033	263,613	Omega Healthcare Investors, Inc.	9.0	6.3
40,857	40,857	One Liberty Properties, Inc.	0.9	0.8
85,809	83,079	Parkway Properties, Inc.	1.6	1.2
161,697	144,447	Pebblebrook Hotel Trust	4.2	3.3
132,685	136,245	Pennsylvania Real Estate Investment Trust	2.6	2.4
449,032	400,132	Piedmont Office Realty Trust, Inc.	8.8	7.2
426,237	387,897	Plum Creek Timber Company, Inc.	22.2	17.2
144,103	129,083	Post Properties, Inc.	6.8	6.5
101,378	98,748	Potlatch Corporation	4.6	3.9
1,207,221	1,092,281	ProLogis	48.3	39.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
45,620	42,980	PS Business Parks, Inc.	$3.6	$2.8
374,609	303,799	Public Storage, Inc.	57.1	44.0
155,160	115,370	Ramco-Gershenson Properties Trust	2.6	1.5
322,189	291,439	Rayonier, Inc.	19.2	15.1
472,964	316,623	Realty Income Corporation	21.4	12.7
140,536	126,316	Retail Opportunity Investment	2.0	1.6
355,185	315,375	Retail Properties of America	5.3	3.8
233,448	213,778	Regency Centers Corporation	12.4	10.1
282,630	251,880	RLJ Lodging Trust	6.4	4.9
63,573	60,523	Rouse Properties, Inc.	1.2	1.0
143,220	—	Ryman Hospitality Properties	6.6	—
39,636	38,426	Saul Centers, Inc.	1.7	1.7
47,600	46,820	Select Income Real Estate Investment Trust	1.3	1.2
499,897	420,127	Senior Housing Properties Trust	13.4	9.9
39,950	—	Silver Bay Realty Trust Corp.	0.8	—
805,986	731,366	Simon Property Group, Inc.	127.8	115.6
235,475	214,765	SL Green Realty Corp.	20.3	16.5
80,959	70,949	Sovran Self Storage, Inc.	5.2	4.4
81,745	79,685	Spirit Realty Capital, Inc.	1.6	1.4
109,870	86,560	Stag Industrial, Inc.	2.3	1.6
457,869	495,039	Strategic Hotels & Resorts, Inc.	3.8	3.2
167,968	114,628	Summit Hotel Properties, Inc.	1.8	1.1
90,126	71,926	Sun Communities, Inc.	4.5	2.9
101,873	89,143	Sun Healthcare Group, Inc.	3.0	1.9
422,046	328,016	Sunstone Hotel Investors, L.L.C.	5.2	3.5
249,584	223,024	Tanger Factory Outlet Centers, Inc.	9.0	7.6
161,829	147,289	Taubman Centers, Inc.	12.6	11.6
36,064	36,064	Terreno Realty Corporation	0.6	0.6
361,332	325,632	The Macerich Company	23.3	19.0
651,431	596,001	UDR, Inc.	15.8	14.2
31,724	31,724	UMH Properties, Inc.	0.3	0.3
35,228	31,418	Universal Health Realty Income Trust	2.0	1.6
61,683	56,293	Urstadt Biddle Properties, Inc.	1.3	1.1
773,058	700,308	Ventas, Inc.	56.6	45.3
438,443	443,493	Vornado Realty Trust	36.7	35.5
167,867	160,177	Washington Real Estate Investment Trust	4.7	4.2
290,520	288,060	Weingarten Realty Investors	9.2	7.7
1,422,198	1,289,368	Weyerhaeuser Company	44.6	35.9
45,930	26,270	Whitestone Real Estate Investment Trust B	0.7	0.4
66,697	66,697	Winthrop Realty Trust	0.8	0.7
155,970	114,000	WP Carey, Inc.	10.5	5.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,339.0 and $1,175.7)			$1,589.9	$1,332.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.0% and 15.0%
GOVERNMENT AGENCY NOTES—8.2% and 8.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$12.0	Fannie Mae Discount Notes	0.122%	1/2/13	$—	$12.0
—	44.0	Fannie Mae Discount Notes	0.086%	1/16/13	—	44.0
—	20.5	Fannie Mae Discount Notes	0.122%	1/30/13	—	20.5
—	45.2	Fannie Mae Discount Notes	0.137%	2/6/13	—	45.1
—	26.8	Fannie Mae Discount Notes	0.127%	2/27/13	—	26.8
—	25.0	Fannie Mae Discount Notes	0.130%	3/13/13	—	25.0
—	10.0	Fannie Mae Discount Notes	0.142%	3/20/13	—	10.0
7.0	—	Fannie Mae Discount Notes	0.106%	4/10/13	6.9	—
25.0	—	Fannie Mae Discount Notes	0.085%	4/24/13	25.0	—
35.3	—	Fannie Mae Discount Notes	0.091%	4/26/13	35.3	—
50.0	—	Fannie Mae Discount Notes	0.122%	5/7/13	50.0	—
12.5	—	Fannie Mae Discount Notes	0.132%	6/10/13	12.5	—
100.0	100.0	Fannie Mae Discount Notes	0.149%	6/12/13	100.0	100.0
12.2	—	Fannie Mae Discount Notes	0.137%	6/17/13	12.2	—
21.0	—	Fannie Mae Discount Notes	0.117%	6/24/13	20.9	—
28.0	—	Fannie Mae Discount Notes	0.098%	6/26/13	28.0	—
23.0	—	Fannie Mae Discount Notes	0.132%	7/2/13	22.9	—
50.0	—	Fannie Mae Discount Notes	0.116%	8/7/13	50.0	—
13.0	13.0	Federal Farm Credit Bank Discount Notes	0.091%	5/6/13	13.0	13.0
—	29.3	Federal Home Loan Bank Discount Notes	0.117%	1/4/13	—	29.3
—	50.0	Federal Home Loan Bank Discount Notes	0.106%	1/9/13	—	50.0
—	16.5	Federal Home Loan Bank Discount Notes	0.137%	1/11/13	—	16.5
—	8.0	Federal Home Loan Bank Discount Notes	0.132%	1/16/13	—	8.0
—	41.9	Federal Home Loan Bank Discount Notes	0.157%	1/23/13	—	41.9
—	29.0	Federal Home Loan Bank Discount Notes	0.142%	1/23/13	—	29.0
—	50.0	Federal Home Loan Bank Discount Notes	0.142%	2/13/13	—	50.0
—	19.4	Federal Home Loan Bank Discount Notes	0.137%	2/20/13	—	19.4
—	56.0	Federal Home Loan Bank Discount Notes	0.127%	2/22/13	—	56.0
—	80.0	Federal Home Loan Bank Discount Notes	0.127%	3/1/13	—	80.0
—	57.0	Federal Home Loan Bank Discount Notes	0.112%	3/6/13	—	57.0
—	17.1	Federal Home Loan Bank Discount Notes	0.117%	3/13/13	—	17.1
0.8	—	Federal Home Loan Bank Discount Notes	0.112%	4/5/13	0.8	—
23.4	—	Federal Home Loan Bank Discount Notes	0.091%	4/10/13	23.4	—
50.2	—	Federal Home Loan Bank Discount Notes	0.096%-0.117%	4/12/13	50.2	—
45.8	—	Federal Home Loan Bank Discount Notes	0.096%-0.127%	4/19/13	45.8	—
28.2	—	Federal Home Loan Bank Discount Notes	0.081%-0.117%	5/1/13	28.1	—
41.6	41.6	Federal Home Loan Bank Discount Notes	0.147%	5/3/13	41.5	41.5
37.9	—	Federal Home Loan Bank Discount Notes	0.083%	5/8/13	37.9	—
35.7	11.5	Federal Home Loan Bank Discount Notes	0.096%-0.157%	5/10/13	35.7	11.5
16.7	—	Federal Home Loan Bank Discount Notes	0.112%	5/16/13	16.7	—
29.5	—	Federal Home Loan Bank Discount Notes	0.132%	5/17/13	29.5	—
52.7	52.7	Federal Home Loan Bank Discount Notes	0.157%-0.162%	5/29/13	52.7	52.7
13.5	—	Federal Home Loan Bank Discount Notes	0.112%	6/5/13	13.5	—
42.8	—	Federal Home Loan Bank Discount Notes	0.132%	6/14/13	42.8	—
50.0	50.0	Federal Home Loan Bank Discount Notes	0.127%	6/19/13	50.0	50.0
40.0	—	Federal Home Loan Bank Discount Notes	0.122%	6/21/13	40.0	—
6.3	—	Federal Home Loan Bank Discount Notes	0.107%-0.137%	7/3/13	6.3	—
20.0	—	Federal Home Loan Bank Discount Notes	0.112%	7/19/13	20.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$30.5	$—	Federal Home Loan Bank Discount Notes	0.127%	8/16/13	$30.4	$—
—	22.3	Freddie Mac Discount Notes	0.178%	1/3/13	—	22.3
—	17.1	Freddie Mac Discount Notes	0.173%	1/7/13	—	17.1
—	37.6	Freddie Mac Discount Notes	0.152%	1/14/13	—	37.6
—	74.0	Freddie Mac Discount Notes	0.142%	1/22/13	—	74.0
—	50.0	Freddie Mac Discount Notes	0.132%	2/11/13	—	50.0
—	44.4	Freddie Mac Discount Notes	0.117%-0.122%	2/19/13	—	44.4
—	44.0	Freddie Mac Discount Notes	0.127%	2/25/13	—	44.0
—	14.0	Freddie Mac Discount Notes	0.127%	2/27/13	—	14.0
—	50.0	Freddie Mac Discount Notes	0.152%	3/12/13	—	50.0
—	19.9	Freddie Mac Discount Notes	0.132%	3/18/13	—	19.9
25.0	25.0	Freddie Mac Discount Notes	0.137%	4/1/13	25.0	25.0
25.1	25.1	Freddie Mac Discount Notes	0.132%	4/3/13	25.1	25.0
10.0	—	Freddie Mac Discount Notes	0.101%	4/15/13	10.0	—
50.0	50.0	Freddie Mac Discount Notes	0.152%	4/17/13	50.0	50.0
50.0	—	Freddie Mac Discount Notes	0.081%	4/22/13	50.0	—
40.3	—	Freddie Mac Discount Notes	0.091%	4/29/13	40.3	—
9.1	—	Freddie Mac Discount Notes	0.081%-0.132%	5/6/13	9.1	—
30.8	—	Freddie Mac Discount Notes	0.122%	5/13/13	30.8	—
50.0	—	Freddie Mac Discount Notes	0.129%	5/20/13	50.0	—
25.0	—	Freddie Mac Discount Notes	0.137%	5/21/13	25.0	—
41.4	—	Freddie Mac Discount Notes	0.132%	5/28/13	41.4	—
31.4	—	Freddie Mac Discount Notes	0.117%	6/17/13	31.4	—
25.0	—	Freddie Mac Discount Notes	0.101%	6/25/13	25.0	—
23.3	—	Freddie Mac Discount Notes	0.112%	7/22/13	23.3	—
16.4	—	Freddie Mac Discount Notes	0.132%	9/16/13	16.4	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,394.7 and $1,379.4)					$1,394.8	$1,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.8% and 7.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$50.0	United States Treasury Bills	0.074%-0.103%	1/10/13	$—	$50.0
—	48.0	United States Treasury Bills	0.084%-0.132%	1/17/13	—	48.0
—	1.5	United States Treasury Bills	0.135%	1/31/13	—	1.5
—	97.5	United States Treasury Bills	0.122%-0.153%	2/7/13	—	97.5
—	50.0	United States Treasury Bills	0.104%	2/21/13	—	50.0
—	30.7	United States Treasury Bills	0.128%	3/7/13	—	30.7
—	39.1	United States Treasury Bills	0.086%-0.135%	3/14/13	—	39.1
—	51.0	United States Treasury Bills	0.050%-0.143%	3/21/13	—	51.0
—	50.0	United States Treasury Bills	0.144%	3/28/13	—	50.0
2.9	2.0	United States Treasury Bills	0.070%-0.106%	4/4/13	2.9	2.0
29.9	50.0	United States Treasury Bills	0.122%	4/11/13	29.9	50.0
32.5	—	United States Treasury Bills	0.094%	4/15/13	32.4	—
30.0	30.0	United States Treasury Bills	0.112%	4/18/13	30.0	30.0
1.5	50.0	United States Treasury Bills	0.072%-0.116%	4/25/13	1.5	50.0
40.0	16.5	United States Treasury Bills	0.061%-0.080%	5/2/13	40.0	16.5
50.0	—	United States Treasury Bills	0.078%	5/9/13	50.0	—
22.0	22.0	United States Treasury Bills	0.091%	5/16/13	22.0	22.0
46.4	—	United States Treasury Bills	0.076%-0.123%	5/23/13	46.3	—
50.0	—	United States Treasury Bills	0.106%	5/30/13	50.0	—
13.0	13.0	United States Treasury Bills	0.107%-0.135%	6/6/13	13.0	13.0
20.5	20.5	United States Treasury Bills	0.115%	6/20/13	20.5	20.5
5.0	—	United States Treasury Bills	0.078%	6/27/13	4.9	—
27.0	—	United States Treasury Bills	0.108%	7/5/13	27.0	—
28.4	—	United States Treasury Bills	0.099%	7/18/13	28.4	—
75.0	—	United States Treasury Bills	0.096%-0.104%	7/25/13	75.0	—
19.0	—	United States Treasury Bills	0.081%	8/1/13	19.0	—
30.0	—	United States Treasury Bills	0.107%	8/22/13	30.0	—
21.0	—	United States Treasury Bills	0.092%	9/12/13	21.0	—
—	50.0	United States Treasury Notes	0.162%	1/15/13	—	50.0
—	58.4	United States Treasury Notes	0.172%-0.174%	1/31/13	—	58.4
—	44.7	United States Treasury Notes	0.163%	2/15/13	—	44.8
—	20.6	United States Treasury Notes	0.198%	2/28/13	—	20.6
—	39.4	United States Treasury Notes	0.201%	3/31/13	—	39.4
50.0	50.0	United States Treasury Notes	0.161%	4/15/13	50.1	50.3
28.4	28.4	United States Treasury Notes	0.174%	4/30/13	28.4	28.4
52.8	52.8	United States Treasury Notes	0.169%-0.174%	5/15/13	52.8	53.0
30.0	30.0	United States Treasury Notes	0.201%	5/31/13	30.1	30.1
50.0	50.0	United States Treasury Notes	0.160%-0.177%	7/15/13	50.1	50.2
50.0	50.0	United States Treasury Notes	0.181%-0.187%	7/31/13	50.0	50.1
50.0	50.0	United States Treasury Notes	0.182%-0.194%	8/15/13	50.1	50.2
39.3	39.3	United States Treasury Notes	0.199%-0.200%	9/30/13	39.3	39.3
3.5	3.5	United States Treasury Notes	0.156%-0.209%	10/15/13	3.5	3.5
50.0	—	United States Treasury Notes	0.139%-0.155%	10/31/13	50.0	—
44.0	—	United States Treasury Notes	0.162%	11/15/13	44.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2013 and December 31, 2012
(Dollar values shown in millions)

TOTAL UNITED STATES TREASURY SECURITIES (Cost $992.3 and $1,189.9)	$992.3	$1,190.1

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,387.0 and $2,569.3)	$2,387.1	$2,569.7

TOTAL MARKETABLE SECURITIES (Cost $3,726.0 and $3,745.0)	$3,977.0	$3,902.0

TOTAL INVESTMENTS (Cost $16,425.3 and $16,842.4)	$17,038.9	$17,087.9

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(6)	Investment was formerly named Yahoo Center.

(7)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(8)	Investment was formerly named The Newbry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair the Account’s ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in the Account’s cash holdings and/or holdings in liquid real estate-related investments exceeding the

Account’s long-term targeted holding levels and (iii) high levels of cash in the Account during times of appreciating real estate values can impair the Account’s overall return;

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

More detailed discussions of certain of these risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and in this section below and also in the section below entitled “Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.

Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2013 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2013, REIT securities comprised approximately 10.5% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. At March 31, 2013 the Account held a foreign real estate investment which represents 1.4% of the Account’s net assets.

FIRST QUARTER 2013 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

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

Economic and Capital Markets Overview and Outlook

U.S. economic growth continued at a moderate pace in the first quarter of 2013. The Bureau of Economic Analysis’ initial estimate of growth of Gross Domestic Product (“GDP”) in the first quarter of 2013 was a gain of 2.5%, as compared with an increase of 0.4% in the fourth quarter of 2012. GDP growth increased in the first quarter primarily due to an uptick in consumer spending and inventory accumulation. Offsetting these factors were declines in federal government spending, notably slower growth in nonresidential investment and an increase in imports.

One of the biggest factors affecting first quarter growth was “sequestration,” the $1.1 trillion in across-the-board government spending cuts mandated over the next ten years by the 2011 Budget Control Act. Sequestration caused a slowdown in certain parts of government spending and led to businesses delaying hiring and spending decisions until uncertainty about the federal government budget was resolved. Sequestration-related cuts were originally scheduled to begin on January 2, 2013 but legislation was passed to extend the deadline to March 2013. Legislation to extend the deadline to September 2013 failed to pass Congress which caused the $85 billion in spending cuts mandated for 2013 to take effect on March 2, 2013. In April 2013, in conjunction with submitting his budget request to Congress, President Obama was required by law to sign a sequestration order which set into motion $109 billion in military and domestic program spending cuts for fiscal 2014. Those cuts would take effect on October 1, 2013. In the interim, bi-partisan negotiations about how to achieve the mandated sequestration cuts will be ongoing in conjunction with negotiations on an increase to the debt ceiling limit which is required by August 2013.

Modestly slower growth in payroll employment accompanied by moderate growth in GDP during the first quarter resulted in a gain of 504,000 jobs as compared with 626,000 in the fourth quarter of 2012. While job growth averaged 168,000 per month during the first quarter, weakness in March 2013, when only 88,000 new jobs were created, indicated that improvements in labor market conditions remain sporadic. Still, job growth is trending at around 175,000 per month as compared with 150,000 per month or less in early- to mid-2012. The unemployment rate fell to 7.6% in March 2013 as compared with 7.8% at the beginning of the year, but much of the improvement was due to discouraged workers exiting the labor force.

Consumer spending, which grew at just under a 2.0% rate in 2012, remained at that level during the first quarter of 2013. Consumer spending on durable goods, and most notably automobiles, was responsible for much of the gain, while spending on non-durable goods remained lackluster. Overall, retail sales, excluding the more volatile auto and auto parts sector, grew 0.8% compared with the fourth quarter of 2012 and by 2.9% compared with the first quarter of 2012. National retailers reported healthy but more moderate same store sales growth in the first quarter, though partly because of exceptionally cold weather in parts of the country during February and March 2013.

While economic data for the first quarter indicated that the economy was on solid ground, growth is not likely to improve measurably in 2013 compared with 2012 when GDP grew by 2.2%. Growth during 2013 will likely be hampered by sequestration-related cuts in federal government spending as furloughs of government employees are planned and layoffs by government contractors have already begun. In addition, payroll taxes increased for all workers at the start of the year and income tax rates were raised on affluent households as mandated by the 2011 Budget Control Act. Moody’s Analytics estimates that the combination of government spending cuts, payroll tax increases and income tax increases will reduce GDP growth in 2013 by 1.5%. Provisions of the Affordable Care Act could also slow employment growth. Specifically, companies with fewer than 50 employees are not required to provide health insurance to their workers, and there are indications that small firms are trying to keep payrolls below this threshold, and the result could be slower job growth in the small business sector and particularly in retail trade and professional services. Despite these headwinds, economic activity will be supported by continued growth in consumer spending and ongoing improvement in the U.S. labor market and housing market.

The European sovereign debt crisis remained a concern for the global economy and, to a lesser degree, the U.S. economy. During the quarter, the European Union and International Monetary Fund bailed out Cyprus’s failing banking sector, but only after an initial plan to tax depositors for a portion of the bailout costs raised concerns that depositors in other struggling European countries could face a similar tax if bailouts were required. In Italy, Portugal, Greece and Spain, political uncertainty and popular challenges to austerity measures have continued. Despite indications that economic conditions are stabilizing, the Eurozone unemployment rate hit a record high of 12% in February 2013. Even stalwarts such as Germany have been affected with German GDP declining 0.6% in the fourth quarter of 2012 and remaining sluggish in the first quarter of 2013. According to a February 2013 report from the Organisation for Economic and Cooperation and Development, “Global economic activity is picking up, but the continuing crisis in the euro area is delaying a meaningful recovery.”

Despite the anticipated challenges from domestic and global forces, prospects for the U.S. economy are largely favorable. Nonetheless, U.S. monetary policy remains highly accommodative, with the target for the fed funds rate remaining at 0 to 1/4 percent. The Federal Open Market Committee (“FOMC”) stated that it intended to keep the target rate at 0 to 1/4 percent as long as the unemployment rate remained above 6.5% and the near term inflation rate was anticipated to be no more than half a percentage point above the FOMC’s 2.0% long range goal. Similarly, the FOMC continued to purchase $85 billion of longer- term securities per month in order to keep downward pressure on long-term interest rates and to make broader financial markets conditions more accommodative. Though U.S. macroeconomic and financial markets conditions continue to improve, the FOMC believes that economic conditions are likely to warrant “exceptionally low levels for the federal funds rate at least through late 2014.” Investors are concerned that interest rates will ultimately revert to more normalized levels at some point in the future, but Chairman Bernanke indicated in a March 1, 2013 speech that a premature tightening of monetary policy could have undesirable effects, suggesting that the Federal Reserve will remain cautious: “Premature rate increases would carry a high risk of short-circuiting the recovery, possibly leading—ironically enough—to an even longer period of low long-term rates.” A low interest rate environment should bolster U.S. economic growth in 2013 by supporting the burgeoning housing market recovery and encouraging hiring and capital spending by U.S. businesses.

Central banks across the globe have also adopted and maintained accommodative monetary policies to bolster economic growth. Most recently, the Bank of Japan announced plans to double the amount of money in circulation and double its government bond holdings in an effort to revive its economy and end an era of deflation. The European Central Bank also recently indicated its willingness to lower interest rates after arguing in the past that additional cuts were not necessary. Though concerns about the long-term impact of central banks’ policies have been raised, the ongoing, coordinated actions of central banks are indicative of a resolve to support the global economy.

The accommodative actions of central banks coupled with an improved outlook for the U.S. economy have benefited stock markets. The Dow Jones Industrial Average (“DJIA”) and the S&P 500 both reached and then surpassed the historic highs last achieved in 2007. For the quarter, the DJIA gained 8.5% and the S&P 500 added 6.8%, with both adding to those gains early in the second quarter. The yield on 10 Year U.S. Treasuries started and ended the quarter at 1.85% despite rising to 2.00% in early March when investors moved funds into the stock market. Yields fell to 1.85% in the wake of the Cyprus banking crisis and to under 1.80% as of early second quarter. Gold prices, which hit a peak of $1,800 per ounce in the fourth quarter of 2012, ended the first quarter at $1,725 per ounce and subsequently fell below $1,400 per ounce early in the second quarter when sentiment turned negative.

Recent trends in key U.S. economic indicators are summarized in the table below. Indicative of the headwinds facing the U.S. economy are the modest expectations for GDP and employment growth in 2013. However, expectations for 2014 are significantly stronger.

Economic Indicators*

	2012Q1	2012Q2	2012Q3	2012Q4	2013Q1	Actual	Forecast
						2012	2013	2014
Economy(1)
Gross Domestic Product (GDP)	2.0%	1.3%	3.1%	0.4%	2.5%	2.2%	2.1%	2.7%
Employment Growth (Thousands)	787	324	456	626	504	2,193	1,900	2,400
Interest Rates(2)
10 Year Treasury	2.04%	1.82%	1.64%	1.71%	1.95%	1.80%	2.10%	2.70%
Federal Funds Rate	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	0.0-0.25%	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

N/A indicates data not available.

Other indicators of U.S. economic activity, including those summarized in the table below, show continued growth in various sectors of the economy. For example, retail sales showed inconsistent growth on a month-to-month basis, but stronger trends compared with the first quarter of 2012. By comparison, gains in the housing market are accelerating. Existing home sales in the quarter were variable on a month-to-month basis but increased 10.3% compared with March 2012 and the median home price was 11.8% higher. New home sales have followed a similar pattern, benefiting both from favorable mortgage interest rates and a diminishing inventory of existing homes for sale. Single family housing starts dropped 4.8% in March compared to February due to unusually cold weather but were almost 30% higher than in March 2012. Continued improvement in the housing market would likely provide a significant boost to economic activity in 2013.

Broad Economic Indicators*

	Full Year		January 2013	February 2013	March 2013
	2011	2012
% Change from prior month or year
Inflation (Consumer Price Index)	3.2%	2.1%	0.0%	0.7%	-0.2%
Retail Sales (excl. motor vehicle & parts)	7.3%	4.6%	0.1%	1.0%	-0.4%
Total Existing Home Sales	1.7%	9.2%	0.8%	0.2%	-0.6%
New Home Sales	-5.3%	21.0%	14.1%	-7.6%	1.5%
Single-Family Housing Starts	-8.6%	24.3%	-0.2%	5.5%	-4.8%
Annual or Monthly Average
Unemployment Rate	9.0%	8.1%	7.9%	7.7%	7.6%

*	Data subject to revision.

Full Year inflation is the year-over-year percentage change in the unadjusted annual average.

Sources: Census Bureau, Bureau of Labor Statistics, National Association of Realtors, Moody’s Analytics

The April 17, 2013 Beige Book, which detailed economic activity across the twelve Federal Reserve Districts (“Districts”), provided anecdotal reports of continued moderate growth in economic activity into early April 2013. Ten of the twelve Districts reported that economic activity continued at a moderate or modest pace, with New York and Dallas reporting a slight acceleration in the pace of growth since the previous report. Similarly, retail sales expanded in most Districts. Activity in the manufacturing sector picked up, with the strongest activity in the auto and residential construction sectors. Weakness in defense- and military-related manufacturing was noted in several Districts. Residential real estate markets strengthened across the country with improvements including rising home prices and falling inventories. Commercial real estate activity was noted to have improved in most Districts. Labor market conditions were flat to modestly improved in most Districts with widespread reports of hiring in the manufacturing, residential construction, technology and professional services sectors. Wage pressures were mostly limited except for highly skilled workers in industries experiencing labor shortages such as technology, construction and engineering. Inflation pressures remained modest except for increases in prices for certain raw materials. Overall, District reports provided confirmation of continued economic growth in the first quarter.

The general consensus of private sector economists is that economic activity will remain moderate in the first half of 2013 but be measurably stronger in the second half of 2013. Moderate growth is expected due to sequestration imposed spending cuts and the detrimental impact of recent payroll tax increases and income tax rate increases. Despite these headwinds, the U.S. economy will benefit from steady growth in consumer spending, moderate employment growth and continued improvement in the housing market. The consensus of economists surveyed as part of the April 1, 2013 Blue Chip Financial Forecast publication was for GDP to grow at a 2.1% rate during 2013. Second quarter GDP growth is expected to come in at 1.8% but be followed by growth of 2.4% and 2.6% in the third and fourth quarters, respectively. Employment is expected to grow by an average of 175,000 per month for the remainder of 2013 and increase to 200,000 per month in 2014. GDP and employment growth of this magnitude would still be moderate, but it would nonetheless provide support for further improvement in commercial real estate market conditions.

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

Commercial real estate activity continued at a moderate but still healthy pace during the first quarter of 2013, as companies maintained a cautious approach given the uncertainty associated with the federal budget and U.S. economy. Similarly, commercial real estate fundamentals continued to improve modestly across all sectors. Commercial property sales volumes totaled a healthy $67.1 billion in the first quarter, up 33% compared to first quarter of 2012. Only retail properties saw a decline in sales; industrial, office and apartment property sales increased compared to the same period in 2012.

Reflective in part of real estate’s attractive return prospects relative to other asset classes, the Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 2.3% in the first quarter of 2013 as compared with a 1.4% increase in the fourth quarter of 2012. Commercial property values as estimated by the CPPI increased 8.0% over the 12 months. According to Green Street Advisors “Property values have fully recovered the ground that was lost during the last downturn as values are now, on average, back to their 2007 highs. Commercial real estate values continue to benefit from a backdrop of low interest rates coupled with modest economic growth and it is likely the upward momentum in values witnessed so far will be sustained.”

Commercial property returns increased during the first quarter of 2013. For the quarter ending March 31, 2013, NCREIF Open End Diversified Core Equity (“ODCE”) returns were 2.7%, consisting of a 1.3% income return and a 1.4% capital return. By comparison, returns for the fourth quarter of 2012 were 2.4%.

Data for the Account’s top five markets in terms of market value as of March 31, 2013 are provided below. These markets represent 48.0% of the Account’s total real estate portfolio.

Metropolitan Area	Account % Leased Fair Market Value Weighted	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington- Alexandria, DC-VA-MD-WV	90.8%	10	14.6%	10.9%
New York-White Plains-Wayne, NY-NJ	93.1%	6	10.9%	8.1%
Los Angeles-Long Beach-Glendale, CA	91.4%	11	8.3%	6.2%
Boston-Quincy, MA	92.2%	4	7.2%	5.4%
San Francisco-San Mateo-Redwood City, CA	91.1%	4	7.0%	5.2%

*

Weighted by market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate was 15.3% in the first quarter of 2013 as compared to 15.4% in the fourth quarter of 2012. Nationally, the office vacancy rate has declined from a peak of 16.9% in the second quarter of 2010, but the rate of decline has been extremely slow. Office market conditions continued to improve despite moderate office employment growth and tenants’ reluctance to make long term space commitments given economic and federal government budget uncertainties.

The vacancy rate for the Account’s office portfolio averaged 9.3% as of the first quarter of 2013 as compared to 10.1% in the fourth quarter of 2012. As shown in the table below, the vacancy rate of properties owned by the Account in all five of its top office markets remained below their respective market averages. Of note was the improvement in Boston where the average vacancy rate of the Account’s properties declined to 8.1% from 11.1%. The vacancy rate of the Account’s properties in its top market, Washington, DC, was the highest of its top markets as the re-leasing of available space has been affected by the slowdown in the market’s leasing activity due to uncertainty about the federal government budget and expected spending cuts.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q1	2012Q4	2013Q1	2012Q4

Office	National			9.3%	10.1%	15.3%	15.4%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,269.6	7.5%	11.6%	11.6%	15.4%	15.3%
2	Boston-Quincy, MA	$891.5	5.2%	8.1%	11.1%	11.3%	10.9%
3	San Francisco-San Mateo-Redwood City, CA	$794.4	4.7%	9.1%	8.0%	9.9%	9.9%
4	Seattle-Bellevue-Everett, WA	$583.4	3.4%	10.6%	10.5%	13.9%	13.7%
5	Los Angeles-Long Beach-Glendale, CA	$454.5	2.7%	6.8%	7.2%	16.9%	16.7%

*	Source: CBRE-EA. Market vacancy is the percentage of space vacant. The Account’s vacancy is the value-weighted percentage of unleased space.

The Account’s results for the first quarter of 2013 were consistent with office market trends at the national level. Demand for office space has historically been driven largely by job growth in the financial and professional and business services sectors. More recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. During the first quarter of 2013, the financial sector added 13,000 jobs after a gain of 21,000 jobs in the fourth quarter of 2012. While the financial services sector has been adding jobs since mid-2011, banks and financial firms are still looking to reduce space usage and occupancy costs in order to improve profitability. The professional and business services sector added 177,000 jobs in the first quarter, following a gain of 143,000 jobs in the second quarter of 2012. Growth in the computer and technology industries of professional and business services has been especially strong and evident in markets like San Francisco, Seattle, Boston and New York. While prospects for continued gradual improvement in office market conditions are promising given ongoing office employment growth and minimal construction, progress is likely to remain sporadic until sequestration and budget issues are resolved.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. As a result of fourteen consecutive quarters of U.S. GDP growth, 5.0% growth in industrial production during the first quarter of 2013, and a recovery in global trade flows, U.S. industrial market conditions continued to improve. Gains were most evident in coastal port markets where global trade activity is centered. During the first quarter of 2013, the national industrial availability rate fell to 12.3% as compared to 12.7% in the fourth quarter of 2012, which was the largest decline in over ten quarters. By comparison, the vacancy rate for the Account’s industrial property portfolio was well below the national average at 7.7%. As shown below, the vacancy rate of the Account’s properties in four of its top five industrial markets remained well below their respective market averages. The only exception was Los Angeles where the vacancy rate of the Account’s properties has remained elevated, however, leases signed early in the second quarter of 2013 have since lowered the vacancy rate considerably.

				Account Weighted Average Vacancy		Market Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q1	2012Q4	2013Q1	2012Q4

Industrial	National			7.7%	7.3%	12.3%	12.7%

1	Riverside-San Bernardino-Ontario, CA	$532.2	3.1%	8.4%	8.4%	10.9%	11.2%
2	Tacoma, WA	$218.1	1.3%	5.6%	6.6%	9.5%	10.0%
3	Dallas-Plano-Irving, TX	$210.1	1.2%	2.8%	5.9%	13.1%	13.5%
4	Los Angeles-Long Beach-Glendale, CA	$204.5	1.2%	15.0%	13.2%	6.4%	6.4%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$158.3	0.9%	5.5%	2.2%	13.8%	14.7%

*	Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Multi-Family

Apartment markets remained narrow and the national vacancy rate averaged 5.1% in the first quarter of 2013 as compared with 5.3% in the fourth quarter of 2012. However, for the first time since 2009, the national vacancy rate was unchanged on a year-over-year basis as the national vacancy rate in first quarter 2012 was also 5.1%. (Because of seasonal leasing patterns, apartment market data are often compared on a year-over-year basis.) Effective rents, which include concessions like free rent, grew 2.9% nationally, with the strongest growth recorded in markets with a sizeable high tech component such as San Francisco, San Jose, Denver, Austin and Seattle. Construction has ramped up nationally, with much new supply being delivered in 2013. Nonetheless, apartment markets are expected to benefit from demand from favorable demographic and socio-economic trends, including growth in younger population cohorts which are primarily renters and their desire to live in urban environments and/or close to their place of work. These trends have primarily benefited major coastal markets which include the Account’s target apartment markets.

The vacancy rate of the Account’s multi-family portfolio was above the national average at 6.0% in the first quarter of 2013, same as in the fourth quarter of 2012. As shown in the table below, the average vacancy rates for the Account’s properties in two of its top five top apartment markets were below their respective market averages. In Washington DC and Denver, the average vacancy rates of properties owned by the Account declined slightly in the first quarter, and on average are only moderately higher than their respective market averages. In New York, the vacancy rate was above the market average because MiMA, a newly constructed 651 unit apartment building in which the Account acquired a 70% interest in the fourth quarter of 2012, is in its initial lease up period. Lease-up of the available units, when completed, will provide the Account with an incremental cash-on-cash return. Excluding MiMA, the vacancy rate of the Account’s New York properties was 3.7% in the first quarter.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q1	2012Q4	2013Q1	2012Q4

Apartment	Account/Nation			6.0%	6.0%	5.1%	5.2%

1	New York-White Plains-Wayne, NY-NJ	$687.3	4.0%	11.6%	11.3%	4.8%	4.8%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$403.1	2.4%	6.2%	6.3%	4.2%	4.2%
3	Houston-Sugar Land-Baytown, TX	$296.6	1.7%	4.7%	5.0%	7.1%	7.1%
4	Denver-Aurora, CO	$248.9	1.5%	5.3%	5.7%	4.2%	4.2%
5	Los Angeles-Long Beach-Glendale, CA	$144.9	0.9%	4.7%	5.1%	3.7%	3.7%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail market conditions continued their gradual improvement driven by healthy consumer spending and steady same store sales growth by leading national retailers. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 0.8% in the first quarter of 2013 as compared with the fourth quarter of 2012 and 2.9% compared with the first quarter of 2012. Availability rates in neighborhood and community centers declined to an average of 12.5% in the first quarter of 2013 as compared with 12.8% in the fourth quarter of 2012, which was the largest decline in the availability rate since 2005. Nonetheless, national retailers remain highly selective about opening new stores, with a focus on top metropolitan markets and the best centers, whereas demand from local retailers has slowed since the end of the recession. The vacancy rate for the Account’s retail portfolio declined to 6.2% during the first quarter of 2013 as compared with 6.8% in the fourth quarter of 2012. The vacancy rate of the Account’s retail portfolio remains below the neighborhood and community center average because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

During the first quarter of 2013, commercial real estate fundamentals continued their gradual improvement despite inconsistent U.S. economic activity. Contributing to the improvement in fundamentals were continued gains in the labor market, a lack of construction, and the availability of commercial mortgage debt at attractive interest rates. In addition, commercial real estate is viewed as offering attractive returns over the short- and long-term vis-à-vis other asset classes. Still, the tentative approach of tenants is likely to persist through much of 2013 as long as economic and federal government budget uncertainty remains. Global concerns, notably potential repercussions from the European debt crisis and the possibility of slowing growth in China, may also give companies reason to delay hiring and make long-term space decisions. Nonetheless, if budget uncertainty is resolved and economic conditions fall generally in-line with economists’ expectations of continued modest growth through the first half of 2013 and stronger growth in the second half of the year, real estate market conditions are likely to remain favorable in 2013.

Management continued to follow its investment strategy of focusing primarily on apartment, retail and industrial properties in target markets. During the first quarter of 2013, the Account sold one of its two foreign investments, an office building in London, England, and in the process settled the underlying mortgage debt, which was the Account’s second largest mortgage loan payable. The Account also sold a joint venture interest in a neighborhood center in a non-target market. There were no acquisitions in the first quarter of 2013. Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the first quarter of 2013, the Account’s holdings were 92.6% leased as compared with 92.4% as of the fourth quarter of 2012. During the first quarter of 2013, the Account’s real estate assets generated a 1.3% income return and a 0.6% capital return. As shown in the graph below, returns for the first quarter of 2013 were the twelfth consecutive quarter of positive income and capital returns.

Net participant inflows continued at a steady pace during the first quarter of 2013, with the Account ending the quarter with cash, cash equivalents and short term securities representing 16.4% of net assets. Management intends to manage the Account’s liquidity in a manner that maintains adequate reserves for new acquisitions, the potential redemption of units from participants, the Account’s obligations and expenses, and the Account’s required cash holdings. The anticipated acquisitions program in 2013 will focus primarily on industrial, retail, and multi-family properties, and secondarily, on highly selective office properties, with the intention of maintaining the Account’s diversification across property sectors at or around its current sector weightings. Consistent with its permitted investment activities, the Account intends to commence its first ground up development in 2014. The project involves the construction of a build-to-suit office building for the American subsidiary of a major global energy company on land already owned by the Account in Houston. Allianz, a major European investor, acquired a 49% interest in the adjacent office complex in 2013 and also has a one-time option for a specified time period to purchase a 49% interest in the new building. The Account will intends to evaluate additional development opportunities in a limited and highly selective fashion and undertake such investments with the intention of minimizing to the greatest degree possible the potential risks associated with such activities including build-to-suit development, significant pre-leasing, and fixed price construction contracts. In addition to ongoing investment activities, Management will also carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt at lower interest rates in order to lower the Account’s overall weighted cost of capital. However, financing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

Based on the economic and real estate market outlook for 2013, Management believes that the Account is solidly positioned to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-cash returns. Emphasis will continue to be given to institutional quality properties that have strong occupancy history and favorable tenant rollover schedules. The Account believes that a disciplined investment strategy coupled with a focus on the highest quality properties will position the Account for favorable long-term performance.

Investments as of March 31, 2013

As of March 31, 2013, the Account had total net assets of $15.1 billion, and 1.6% increase from December 31, 2012, and a 6.2% increase from March 31, 2012. The increase in the Account’s net assets from December 31, 2012 to March 31, 2013 was primarily driven by appreciation in value of the Account’s investments.

As of March 31, 2013, the Account owned a total of 105 real estate property investments (90 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 30 office property investments, 25 industrial property investments, 27 apartment property investments, 20 retail property investments (including one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land investment, and one fee interest encumbered by a ground lease. Of the 105 real estate property investments, 38 are subject to debt (including eight joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2013 was $2.0 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.8 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2013 was $3.8 billion, which represented a loan to value ratio of 19.9%. The Account currently has no Account-level debt.

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

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2013.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	21.0%	15.6%	6.8%	0.3%	—	43.7%
Apartment	9.9%	6.4%	5.5%	—	—	21.8%
Industrial	0.8%	8.0%	3.8%	1.0%	—	13.6%
Retail	3.4%	4.1%	8.1%	0.2%	1.6%	17.4%
Other(3)	2.9%	0.2%	0.4%	—	—	3.5%

Total	38.0%	34.3%	24.6%	1.5%	1.6%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value ($million)(a)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	682.2	(b)	5.4%	4.0%
50 Fremont Street	San Francisco	CA	Office	448.0	(c)	3.5%	2.6%
Fourth and Madison	Seattle	WA	Office	432.6	(d)	3.4%	2.5%
99 High Street	Boston	MA	Office	395.0	(e)	3.1%	2.3%
DDR Joint Venture	Various	USA	Retail	394.6	(f)	3.1%	2.3%
The Florida Mall	Orlando	FL	Retail	389.8	(g)	3.1%	2.3%
780 Third Avenue	New York	NY	Office	340.5		2.7%	2.0%
425 Park Avenue	New York	NY	Land	335.0		2.6%	2.0%
Ontario Industrial Portfolio	Ontario	CA	Industrial	309.1		2.4%	1.8%
501 Boylston Street(h)	Boston	MA	Office	296.9		2.3%	1.7%

(a)

Value as reported in the March 31, 2013 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(b)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $472.2 million.

(c)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $313.0 million.

(d)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $287.6 million.

(e)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $200.1 million.

(f)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 39 retail properties located in 13 states and is presented net of debt. As of March 31, 2013 this debt had a fair value of $867.0 million.

(g)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of March 31, 2013 this debt had a fair value of $199.4 million.

(h)	Investment was formerly named The Newbry.

At March 31, 2013, the Account held 74.7% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 8.2% of total investments, real estate-related equity securities representing 9.3% of total investments, U.S. Treasury securities representing 5.8% of total investments, and real estate limited partnerships, representing 2.0% of total investments.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Performance

The Account’s total return was 1.9% for the three months ended March 31, 2013 as compared to 3.3% for the three months ended March 31, 2012. The Account’s annualized total returns over the past one, three, five, and ten year periods ended March 31, 2013 were 8.6%, 13.5%, -2.4%, and 4.7%, respectively. As of March 31, 2013, the Account’s annualized total return since inception was 5.9%.

Net Investment Income

The table below shows the results of operations for the quarters ended March 31, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$204.4	$214.8	$(10.4)	-4.8%

Real estate property level expenses and taxes:
Operating expenses	51.8	56.0	(4.2)	-7.5%
Real estate taxes	29.8	29.1	0.7	2.4%
Interest expense	32.8	28.9	3.9	13.5%

Total real estate property level expenses and taxes	114.4	114.0	0.4	0.4%

Real estate income, net	90.0	100.8	(10.8)	-10.7%
Income from real estate joint ventures and limited partnerships	18.8	17.0	1.8	10.6%
Interest	0.8	0.5	0.3	60.0%
Dividends	9.2	7.4	1.8	24.3%

TOTAL INVESTMENT INCOME	118.8	125.7	(6.9)	-5.5%

Expenses
Investment advisory charges	14.7	15.1	(0.4)	-2.6%
Administrative charges	8.6	7.5	1.1	14.7%
Distribution charges	3.0	3.3	(0.3)	-9.1%
Mortality and expense risk charges	0.2	1.7	(1.5)	-88.2%
Liquidity guarantee charges	8.2	7.2	1.0	13.9%

TOTAL EXPENSES	34.7	34.8	(0.1)	-0.3%

INVESTMENT INCOME, NET	$84.1	$90.9	$(6.8)	-7.5%

Rental Income:

The $10.4 million or 4.8% decrease in real estate rental income for the quarter as compared to the comparable period of 2012 was primarily due to net disposition activity of real estate investments subsequent to the first quarter of 2012 and during the first quarter of 2013. Rental income decreased $18.3 million as a result of dispositions and $2.5 million related to existing real estate investments, offset by $10.4 million of additional rental income related to new acquisitions.

Operating Expenses:

Operating expenses decreased by $4.2 million or 7.5% for the quarter as compared to the comparable period of 2012. The decrease was primarily related to net disposition activity of real estate investments subsequent to the first quarter of 2012 and during the first quarter of 2013. Dispositions of investments resulted in a decrease of $6.5 million to operating expenses offset by an increase of $2.0 million in operating expenses related to new acquisitions and $0.3 million increase attributed to existing real estate investments.

Real Estate Taxes:

Real estate taxes increased slightly by $0.7 million or 2.4% for the quarter as compared to the comparable period of 2012. The increase in real estate taxes is a result of increased tax assessments from the increases in property values on the Account’s real estate property investments.

Interest Expense:

Interest expense increased by $3.9 million or 13.5% for the quarter as compared to the comparable period of 2012, the increase was primarily due to the extinguishment of a mortgage loan collateralized by 1 & 7 Westferry Circus, a wholly owned office real estate investment.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $1.8 million or 10.6% during the quarter as compared to the comparable period of 2012. The increase was primarily attributed to an increase in the cash distributions from the properties owned by the Account during the quarter ended March 31, 2013.

Interest and Dividend Income:

Interest and dividend income increased $2.1 million during the quarter as compared to the comparable period of 2012. Interest income increased during the current quarter compared to the comparable period of 2012 primarily due to increases in short term treasury rates.

The increase in dividend income was primarily attributed to the Account’s increased investment in real estate related securities. At March 31, 2013, the Account held $1.6 billion as compared to $1.1 billion, an approximate 39.6% increase over the comparable quarter of 2012.

Expenses:

The Account experienced a slight decrease in expenses of $0.1 million or 0.3% for the first quarter as compared to the comparable period of 2012. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs are primarily fixed, but generally correspond to the level of the Account’s assets under management. When comparing the expenses charged to the Account as a percentage of the average net assets of the Account for the comparable period of 2012, Investment advisory expenses decreased 6 basis points, Administrative decreased 0.5 basis points and Distribution increased 1 basis. Additionally, the Mortality and expense risk decreased by 4.5 basis points while the Liquidity charges decreased by 1 basis point. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herewith for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended March 31, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(147.0)	$(5.2)	$(141.8)	N/M
Real estate joint ventures and limited partnerships	(34.9)	(3.2)	(31.7)	N/M
Marketable securities	9.4	8.0	1.4	17.5%

Total realized loss on investments:	(172.5)	(0.4)	(172.1)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	188.8	192.4	(3.6)	-1.9%
Real estate joint ventures and limited partnerships	73.9	95.0	(21.1)	-22.2%
Marketable securities	93.1	93.8	(0.7)	-0.7%
Mortgage loans payable	12.8	(26.8)	39.6	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	368.6	354.4	14.2	4.0%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$196.1	$354.0	$(157.9)	-44.6%

N/M – Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Net unrealized gains in the Account continue to be driven by stabilizing real estate property valuations experienced during the quarter as compared to the comparable period of 2012. Included within net unrealized gains of the Account, are foreign exchange losses of $23.3 million and gains of $13.6 million for each respective quarter related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Net realized losses in the Account are primarily due to the sale of real estate property underlying the Account’s investments in joint ventures. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments underlying the Account’s investments in joint ventures.

Net unrealized gains on the Account’s joint venture and limited partnership investments continue to be driven by stabilizing real estate property valuations experienced during the quarter as compared to the comparable period of 2012.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $102.5 million during the quarter as compared to $101.8 million for the comparable period of 2012. The increase is primarily attributable to the Account’s increased investment in real estate related marketable securities (primarily REITs). At March 31, 2013 the Account’s real estate related marketable securities were $1.6 billion as compared to $1.1 billion as of March 31, 2012, an increase of $451.2 million or 39.6%. During the first quarter of 2013 the markets for REITs in the United States increased approximately 7.2% as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities appreciated in line with this market movement.

Additionally, the Account held $2.4 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized gains of $12.8 million for the quarter compared to net unrealized losses of $26.8 million for the comparable period of 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The net unrealized gain during the quarter as compared to the comparable period of 2012 was due to the realization of previously accrued charges of $18.2 million related to a mortgage loan extinguished during the quarter associated with the Account’s property investment located in London, England. Additionally, increases in Treasury rates, offset by the Account’s lower interest rates on mortgage loans created a favorable impact to the Account’s net unrealized gains. Included in the net unrealized gains and losses of the Account’s mortgage loans payable was $16.0 million and $5.9 million of unrealized foreign exchange losses in each respective quarter related to a mortgage loan payable on the Account’s foreign real estate property investments located in London, England which was extinguished when the property was disposed of during the quarter ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.5 billion and $2.6 billion, respectively (16.4% and 17.4% of the Account’s net assets at such dates, respectively).

Participant Flows: First Quarter 2013 Compared to First Quarter 2012

During the first quarter of 2013, the Account received $557.8 million in premiums, which included $360.6 million of participant transfers into the Account. The Account had outflows of $278.3 million in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $138.4 million of participant transfers out of the Account. During the first quarter of 2012, the Account received $499.6 million in premiums, which included $301.4 million of participant transfers into the Account. Additionally, the Account had outflows of $252.5 million from annuity payments, withdrawals and death benefits, which included $129.7 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and mid-2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA General Account purchased $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 2008 and June 2009. Subsequent to June 2009, the TIAA General Account has not purchase any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

TIAA’s obligation to provide the Account’s participants liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the paragraph below, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Department of Financial Services, will continue. Management also believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

As of March 31, 2013, the independent fiduciary has completed the systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September and December 2012, and March 2013, representing a total of $1.3 billion redeemed during this period.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $84.1 million for the quarter as compared to $90.9 million for the comparable period of 2012. Total net investment income decreased as described more fully in the Results of Operations section above.

As of March 31, 2013, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 26.9% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITs and real estate index funds. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

Leverage

The Account may borrow money and assume or obtain mortgage loans on properties to leverage its real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.

The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, as further defined in its prospectus, the Account’s loan to value ratio (as described below) is to be maintained at or below 30%. Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	long term extensions of the maturity date of outstanding debt.

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2013 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2013, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 19.9%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2013, $548.0 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature throughout 2013. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2013. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Sales

Palm Lakes Plaza—Margate, FL

On January 30, 2013, a retail property located in Margate, Florida was sold by the Account’s TREA Florida Retail, LLC joint venture investment in which the Account held an 80% interest. The Account’s portion of the net sales price was $11.8 million. The Account realized a loss from the sale of $8.6 million, the majority of which had been previously recognized as an unrealized loss in the Account’s consolidated statements of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of the sales was $20.4 million.

Phoenix Apartment Portfolio—Chandler, AZ

On February 28, 2013, the Account sold a multi-family property investment located in Chandler, Arizona for a net sales price of $33.3 million, realizing a loss from the sale of $2.6 million. The majority of this loss had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $35.9 million.

1 & 7 Westferry Circus—London, England

On February 28, 2013, the Account sold an office property located in London, England for a net sales price of $193.1 million, realizing a loss from the sale of $138.9 million. The majority of this loss had previously been recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $332.0 million. All proceeds received from the sale of the property were used to settle its outstanding obligations for the property.

Kendall Corners—Kendall, FL

On March 22, 2013, a retail property located in Kendall, Florida was sold by the Account’s TREA Florida Retail, LLC joint venture investment in which the Account holds an 80.0% interest. The Account’s portion of the net sales price was $24.3 million. The account realized a loss from the sale of $26.5 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis (excluding selling costs) in the property as of the date of sale was $50.8 million.

Financings

1 & 7 Westferry Circus—London, England

On February 28, 2013, the Account extinguished its outstanding mortgage debt obligations of $193.1 million in connection with the disposition of 1 & 7 Westferry Circus as noted above.

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

Debt securities (excluding money market instruments) for which market quotations are readily available are valued based on the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available are valued at fair value as determined in good faith by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Short-term investments with maturities of 60 days or less (excluding money market instruments) are valued at amortized cost. Short-term investments with maturities in excess of 60 days (excluding money market instruments) are valued in the same manner as debt securities, as described above.

Money market instruments are valued at amortized cost.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2013, represented 76.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2013, 23.3% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2013. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2012 and can also be found on the following two web sites, http://www.tiaa-cref.org/public/prospectuses/index.html and http://www.tiaa-cref.org/public/about/governance/corporate/annual-reports/index.html.

ITEM 6. EXHIBITS

(1)	(A)

Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC.[4]

(3)	(A)	Charter of TIAA.[6]
	(B)	Restated Bylaws of TIAA (as amended).[7]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts.[3]

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[8]
	(D)	Form of Accumulation Contract[9]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.[10]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[5]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Financial Statements

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(4)	Previously filed and incorporated herein by reference to Exhibit 1(A) to the Account’s Registration Statement on Form S-1 filed March 15, 2013 (File No. 333-187309).

(5)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

(6)

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

(8)

Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

(9)	Previously filed and incorporated by reference to Exhibit 4(D) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 27, 2011 (File No. 333-172900).

(10)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on November 29, 2011 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 9th day of May, 2013.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 9, 2013	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

May 9, 2013	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer