Form 10-Q
period 2013-06-30
TIAA REAL ESTATE ACCOUNT
filed 2013-08-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
JUNE 30, 2013

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,321.6 and $10,543.6)	$10,798.9	$10,554.6
Real estate joint ventures and limited partnerships (cost: $2,444.2 and $2,553.8)	2,691.9	2,631.3
Marketable securities:
Real estate related (cost: $1,359.8 and $1,175.7)	1,560.0	1,332.3
Other (cost: $2,874.3 and $2,569.3)	2,874.4	2,569.7

Total investments (cost: $16,999.9 and $16,842.4)	17,925.2	17,087.9

Cash and cash equivalents	15.3	21.7
Due from investment advisor	9.9	—
Other	251.3	269.0

TOTAL ASSETS	18,201.7	17,378.6

LIABILITIES
Mortgage loans payable, at fair value—Note 6 (principal outstanding: $2,234.0 and $2,253.8)	2,254.8	2,282.6
Due to investment advisor	—	10.6
Accrued real estate property level expenses	174.7	185.8
Other	29.8	38.5

TOTAL LIABILITIES	2,459.3	2,517.5

COMMITMENTS AND CONTINGENCIES—Note 9
NET ASSETS
Accumulation Fund	15,389.5	14,523.0
Annuity Fund	352.9	338.1

TOTAL NET ASSETS	$15,742.4	$14,861.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 8	54.0	53.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$284.743	$272.569

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Real estate income, net:
Rental income	$207.0	$216.1	$411.4	$430.9

Real estate property level expenses and taxes:
Operating expenses	52.0	53.0	103.8	109.0
Real estate taxes	30.8	29.9	60.6	59.0
Interest expense	31.3	29.3	64.1	58.2

Total real estate property level expenses and taxes	114.1	112.2	228.5	226.2

Real estate income, net	92.9	103.9	182.9	204.7
Income from real estate joint ventures and limited partnerships	29.8	16.0	48.6	33.0
Interest	0.8	0.8	1.6	1.3
Dividends	10.1	7.3	19.3	14.7

TOTAL INVESTMENT INCOME	133.6	128.0	252.4	253.7

Expenses:
Investment advisory charges	15.2	13.1	29.9	28.2
Administrative charges	9.6	7.2	18.2	14.7
Distribution charges	3.2	3.6	6.2	6.9
Mortality and expense risk charges	0.2	0.7	0.4	2.4
Liquidity guarantee charges	7.4	7.8	15.6	15.0

TOTAL EXPENSES	35.6	32.4	70.3	67.2

INVESTMENT INCOME, NET	98.0	95.6	182.1	186.5

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(26.8)	—	(173.8)	(5.2)
Real estate joint ventures and limited partnerships	(40.0)	0.8	(74.9)	(2.4)
Marketable securities	7.6	3.4	17.0	11.4

Net realized (loss) gain on investments	(59.2)	4.2	(231.7)	3.8

Net change in unrealized appreciation (depreciation) on:
Real estate properties	247.3	131.5	436.1	323.9
Real estate joint ventures and limited partnerships	124.6	87.5	198.5	182.5
Marketable securities	(53.8)	42.4	39.3	136.2
Mortgage loans payable	29.0	(1.9)	41.8	(28.7)

Net change in unrealized appreciation on investments and mortgage loans payable	347.1	259.5	715.7	613.9

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	287.9	263.7	484.0	617.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$385.9	$359.3	$666.1	$804.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
FROM OPERATIONS
Investment income, net	$98.0	$95.6	$182.1	$186.5
Net realized (loss) gain on investments	(59.2)	4.2	(231.7)	3.8
Net change in unrealized appreciation on investments and mortgage loans payable	347.1	259.5	715.7	613.9

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	385.9	359.3	666.1	804.2

FROM PARTICIPANT TRANSACTIONS
Premiums	618.6	461.7	1,176.4	961.3
Liquidity units redeemed—Note 3	—	(306.1)	(325.4)	(306.1)
Annuity payments	(7.0)	(4.0)	(13.7)	(11.9)
Withdrawals and death benefits	(350.5)	(236.9)	(622.1)	(481.5)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	261.1	(85.3)	215.2	161.8

NET INCREASE IN NET ASSETS	647.0	274.0	881.3	966.0
NET ASSETS
Beginning of period	15,095.4	14,219.2	14,861.1	13,527.2

End of period	$15,742.4	$14,493.2	$15,742.4	$14,493.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$666.1	$804.2
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain) on investments	231.7	(3.8)
Net change in unrealized appreciation on investments and mortgage loans payable	(715.7)	(613.9)
Purchase of real estate properties	(289.3)	(96.1)
Capital improvements on real estate properties	(101.0)	(94.9)
Proceeds from sale of real estate properties	411.8	46.2
Purchases of long term investments	(247.9)	(472.4)
Proceeds from sale of long term investments	139.7	71.1
(Increase) decrease in other investments	(304.9)	136.0
Change in due (from) to investment advisor	(20.5)	11.9
Decrease (increase) in other assets	17.6	(12.4)
Decrease in other liabilities	(5.4)	(4.6)

NET CASH USED IN OPERATING ACTIVITIES	(217.8)	(228.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	730.0	90.0
Payments of mortgage loans	(733.8)	(5.1)
Premiums	1,176.4	961.3
Liquidity units redeemed	(325.4)	(306.1)
Annuity payments	(13.7)	(11.9)
Withdrawals and death benefits	(622.1)	(481.5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	211.4	246.7

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6.4)	18.0
CASH AND CASH EQUIVALENTS
Beginning of period	21.7	17.5

End of period	$15.3	$35.5

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$64.1	$58.3

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

Basis of Presentation: These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information. These unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the financial position and results of operations of the Account.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2012) and has concluded no provisions for federal income tax are required as of June 30, 2013.

Restricted Cash: The Account held $52.1 million and $61.4 million as of June 30, 2013 and December 31, 2012, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncement: In June 2013, the FASB issued Accounting Standards Update 2013-08 Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements (the “ASU”) which amends the criteria for an entity to qualify as an investment company and introduces new disclosure requirements that apply to all investment companies. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Account is currently assessing the impact of applying the ASU but does not anticipate any impacts to the Account’s consolidated financial statements.

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 7—Financial Highlights.

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

As discussed in Note 2—Management Agreements and Arrangements, TIAA and Services provide certain services to the Account on an at cost basis. See Note 7—Financial Highlights for details of the expense charge and expense ratio.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	21.5%	15.5%	6.7%	—	0.3%	44.0%
Apartment	9.4%	7.9%	4.7%	—	—	22.0%
Retail	3.2%	4.0%	7.7%	1.6%	0.2%	16.7%
Industrial	1.4%	7.8%	3.7%	—	1.0%	13.9%
Other(3)	2.8%	0.2%	0.4%	—	—	3.4%

Total	38.3%	35.4%	23.2%	1.6%	1.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

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

The Account’s determination of fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, counterparty creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable inputs that are applied consistently over time.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (unaudited) and December 31, 2012, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2013
Real Estate properties	$—	$—	$10,798.9	$10,798.9
Real Estate joint ventures	—	—	2,343.7	2,343.7
Limited partnerships	—	—	348.2	348.2
Marketable securities:
Real Estate related	1,560.0	—	—	1,560.0
Government agency notes	—	1,916.9	—	1,916.9
United States Treasury securities	—	957.5	—	957.5

Total Investments at June 30, 2013	$1,560.0	$2,874.4	$13,490.8	$17,925.2

Mortgage loans payable	$—	$—	$(2,254.8)	$(2,254.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2012
Real Estate properties	$—	$—	$10,554.6	$10,554.6
Real Estate joint ventures	—	—	2,291.5	2,291.5
Limited partnerships	—	—	339.8	339.8
Marketable securities:
Real Estate related	1,332.3	—	—	1,332.3
Government agency notes	—	1,379.6	—	1,379.6
United States Treasury securities	—	1,190.1	—	1,190.1

Total Investments at December 31, 2012	$1,332.3	$2,569.7	$13,185.9	$17,087.9

Mortgage loans payable	$—	$—	$(2,282.6)	$(2,282.6)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and June 30, 2012 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2013
Beginning balance April 1, 2013	$10,429.9	$2,290.4	$341.6	$13,061.9	$(2,092.3)
Total realized and unrealized gains (losses) included in changes in net assets	220.6	74.8	9.8	305.2	26.9
Purchases(1)	333.7	0.1	—	333.8	(730.0)
Sales	(185.3)	—	—	(185.3)	—
Settlements (2)	—	(21.6)	(3.2)	(24.8)	540.6

Ending balance June 30, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains (losses) included in changes in net assets	262.4	109.0	14.6	386.0	24.0
Purchases(1)	393.7	0.2	1.4	395.3	(730.0)
Sales	(411.8)	—	—	(411.8)	—
Settlements(2)	—	(57.0)	(7.6)	(64.6)	733.8

Ending balance June 30, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2012
Beginning balance April 1, 2012	$10,140.8	$1,705.4	$318.3	$12,164.5	$(2,137.3)
Total realized and unrealized gains (losses) included in changes in net assets	131.5	77.3	11.0	219.8	1.4
Purchases(1)	33.9	51.4	7.0	92.3	—
Settlements(2)	—	—	(2.4)	(2.4)	2.5

Ending balance June 30, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	318.7	161.9	18.2	498.8	(20.3)
Purchases(1)	176.1	81.0	11.7	268.8	(90.0)
Sales	(46.2)	—	—	(46.2)	—
Settlements (2)	—	(0.2)	(3.5)	(3.7)	5.1

Ending balance June 30, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2013 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 9.5% (7.2% ) 5.3% - 8.3% (6.1% )

		Income Approach— Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (5.5% )

	Industrial	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.0% (7.5% ) 5.5% - 8.0% (6.4% )

		Income Approach— Direct Capitalization	Overall Capitalization Rate	5.0% - 8.3% (5.8% )

	Residential	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.0% (6.6% ) 4.3% - 6.3% (4.9% )

		Income Approach— Direct Capitalization	Overall Capitalization Rate	3.8% - 5.8% (4.4% )

	Retail	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 11.5% (7.6% ) 5.8% - 11.5% (6.5% )

		Income Approach— Direct Capitalization	Overall Capitalization Rate	4.5% - 11.3% (5.8% )

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.0% - 64.0% (47.0% ) 2.1% - 4.1% (3.4% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	34.0% - 64.0% (47.0% ) 1.4% - 3.8% (2.3% )

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.0% - 62.0% (48.0% ) 1.9% - 3.9% (3.3% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	36.0% - 62.0% (48.0% ) 1.6% - 3.5% (2.4% )

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 144.0% (62.0% ) 2.3% - 7.0% (4.2% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	30.0% - 144.0% (62.0% ) 1.2% - 13.8% (4.9% )

Real Estate Properties and Joint Ventures: The significant unobservable inputs used in the fair value measurement of the Account’s real estate property and joint venture investments are the selection of certain investment rates (Discount Rate, Terminal Capitalization Rate, and Overall Capitalization Rate). Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.

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

During the six months ended June 30, 2013 and 2012 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2013	$222.0	$77.4	$9.0	$308.4	$26.9

For the six months ended June 30, 2013	$282.9	$112.6	$13.7	$409.2	$8.0

For the three months ended June 30, 2012	$131.5	$77.2	$10.4	$219.1	$1.4

For the six months ended June 30, 2012	$320.3	$161.9	$17.5	$499.7	$(20.3)

Note 6—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		June 30, 2013	December 31, 2012
		(Unaudited)
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$—	$208.4	February 28, 2013
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	—	23.9	June 1, 2013
South Frisco Village	5.85% paid monthly	—	26.3	June 1, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	7.9	8.0	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	110.1	110.8	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	36.5	36.9	September 11, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)(9)	3.75% paid monthly	200.0	145.0	June 1, 2023
1001 Pennsylvania Avenue(9)	3.70% paid monthly	330.0	210.0	June 1, 2023
50 Fremont Street(5)(9)	3.75% paid monthly	200.0	135.0	June 1, 2023
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,234.0	$2,253.8
Fair Value Adjustment(4)		20.8	28.8

Total mortgage loans payable		$2,254.8	$2,282.6

(1)	The mortgage is adjusted monthly for principal payments.

(2)	The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2012.

(3)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

(9)	Represents mortgage loans that were refinanced during the quarter ended June 30, 2013, into 10-year loans with interest only due for the first five years and principal payments due thereafter.

Note 7—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2013	Years Ended December 31,
		2012	2011	2010
	(Unaudited)
Per Accumulation Unit data:
Rental income	$7.668	$16.345	$17.224	$19.516
Real estate property level expenses and taxes	4.259	9.059	8.640	9.987

Real estate income, net	3.409	7.286	8.584	9.529
Other income	1.295	2.178	2.143	2.214

Total income	4.704	9.464	10.727	11.743
Expense charges(1)	1.310	2.562	2.390	2.167

Investment income, net	3.394	6.902	8.337	9.576
Net realized and unrealized gain on investments and mortgage loans payable	8.780	18.013	20.144	16.143

Net increase in Accumulation Unit Value	12.174	24.915	28.481	25.719
Accumulation Unit Value:
Beginning of period	272.569	247.654	219.173	193.454

End of period	$284.743	$272.569	$247.654	$219.173

Total return	4.47%	10.06%	12.99%	13.29%
Ratios to average net assets(2):
Expenses(1)	0.46%	0.95%	0.98%	1.09%
Investment income, net	1.19%	2.55%	3.42%	4.84%
Portfolio turnover rate(2):
Real estate properties(3)	1.90%	10.22%	3.01%	1.01%
Marketable securities(4)	4.88%	21.92%	3.43%	19.18%
Accumulation Units outstanding at end of period (in millions):	54.0	53.3	53.4	48.1
Net assets end of period (in millions)	$15,742.4	$14,861.1	$13,527.2	$10,803.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the six month period ended June 30, 2013 are not annualized.

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

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2013	For The Year Ended December 31, 2012
	(Unaudited)
Outstanding:
Beginning of period	53.3	53.4
Credited for premiums	4.2	7.4
Liquidity units redeemed—Note 3	(1.2)	(3.6)
Annuity, other periodic payments, withdrawals and death benefits	(2.3)	(3.9)

End of period	54.0	53.3

Note 9—Commitments and Contingencies

Commitments—The Account had $5.4 million and $6.8 million of outstanding immediately callable commitments to purchase additional interests in three of its limited partnership investments as of June 30, 2013 and December 31, 2012, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 10—Subsequent Events

Financings

780 Third Avenue—New York, NY

On July 18, 2013, the Account entered into a new mortgage loan with a total principal of $170.0 million with a fixed interest rate of 3.55%. The debt matures on August 1, 2025.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—60.2% and 61.8%

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
Arizona:
Camelback Center	Office	$37.0		$32.6
Kierland Apartment Portfolio	Apartments	119.6	(1)	114.1	(1)
Phoenix Apartment Portfolio	Apartments	—		33.6
California:
3 Hutton Centre Drive	Office	41.5		38.6
50 Fremont Street	Office	462.8	(1)	433.9	(1)
88 Kearny Street	Office	111.2		101.7
275 Battery Street	Office	247.6		241.0
Centre Pointe and Valley View	Industrial	31.3		30.5
Cerritos Industrial Park	Industrial	85.3		83.3
Charleston Plaza	Retail	80.0	(1)	80.0	(1)
Great West Industrial Portfolio	Industrial	115.5		106.2
Holly Street Village	Apartments	123.7		—
Larkspur Courts	Apartments	98.3		93.4
Northpark Village Square	Retail	41.3		41.4
Northern CA RA Industrial Portfolio	Industrial	46.5		45.3
Oceano at Warner Center	Apartments	84.5		—
Ontario Industrial Portfolio	Industrial	309.8		304.1
Pacific Plaza	Office	79.1	(1)	75.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	118.3		107.0
Regents Court	Apartments	78.3	(1)	81.6	(1)
Southern CA RA Industrial Portfolio	Industrial	89.2		86.9
The Forum at Carlsbad	Retail	192.0	(1)	186.0	(1)
The Legacy at Westwood	Apartments	111.4	(1)	111.5	(1)
Westcreek	Apartments	35.1		34.7
West Lake North Business Park	Office	46.8		46.3
Westwood Marketplace	Retail	108.0		108.1
Wilshire Rodeo Plaza	Office	177.4	(1)	171.0	(1)
Colorado:
Palomino Park	Apartments	253.5	(1)	247.4	(1)
Connecticut:
Ten & Twenty Westport Road	Office	165.0		145.1
Florida:
701 Brickell Avenue	Office	235.5		230.9
North 40 Office Complex	Office	29.3		28.6
Plantation Grove	Retail	10.5		10.3
Publix at Weston Commons	Retail	53.0	(1)	52.0	(1)
Quiet Waters at Coquina Lakes	Apartments	—		26.6
Seneca Industrial Park	Industrial	71.5		74.6
South Florida Apartment Portfolio	Apartments	78.6		79.7
Suncrest Village Shopping Center	Retail	11.6		11.4
The Fairways of Carolina	Apartments	—		25.1
The Residences at the Village of Merrick Park	Apartments	56.1		53.8
Urban Centre	Office	107.3		105.5
Weston Business Center	Industrial	87.6		87.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
France:
Printemps de L’Homme	Retail	$212.0		$209.2
Georgia:
Atlanta Industrial Portfolio	Industrial	40.6		42.5
Glenridge Walk	Apartments	39.5		37.6
Reserve at Sugarloaf	Apartments	—		43.0	(1)
Shawnee Ridge Industrial Portfolio	Industrial	58.3		58.3
Windsor at Lenox Park	Apartments	62.0	(1)	55.0	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	60.4		58.3
Chicago Industrial Portfolio	Industrial	66.0		66.2
Parkview Plaza	Office	41.2		39.3
Maryland:
The Shops at Wisconsin Place	Retail	98.3		96.3
Massachusetts:
99 High Street	Office	411.9	(1)	386.2	(1)
Northeast RA Industrial Portfolio	Industrial	28.8		28.1
Residence at Rivers Edge	Apartments	89.1		88.8
501 Boylston Street(8)	Office	363.0		289.9
Nevada:
Fernley Distribution Facility	Industrial	7.0		7.3
New Jersey:
Konica Photo Imaging Headquarters	Industrial	20.0		19.1
Marketfair	Retail	74.9		72.2
Mohawk Distribution Center	Industrial	82.9		—
Plainsboro Plaza	Retail	—		23.5
South River Road Industrial	Industrial	50.0		47.4
New York:
425 Park Avenue	Ground Lease	335.0		330.0
780 Third Avenue	Office	359.7		335.4
The Colorado	Apartments	172.0	(1)	161.0	(1)
The Corner	Apartments	231.0	(1)	228.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	—		31.0
The Pepper Building	Apartments	52.4		52.5
Tennessee:
Summit Distribution Center	Industrial	17.1		19.6
Texas:
Dallas Industrial Portfolio	Industrial	168.3		164.6
Four Oaks Place	Land	35.1		16.2
Houston Apartment Portfolio	Apartments	250.1	(1)	244.4	(1)
Lincoln Centre	Office	239.5	(1)	230.9	(1)
Pinnacle Industrial Portfolio	Industrial	43.4		42.0
South Frisco Village	Retail	—		34.0	(1)
The Caruth	Apartments	80.0	(1)	78.1	(1)
The Maroneal	Apartments	50.1		48.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
United Kingdom:
1 & 7 Westferry Circus	Office	$—		$223.5	(1)
Virginia:
8270 Greensboro Drive	Office	41.3		34.0
Ashford Meadows Apartments	Apartments	101.6	(1)	100.3	(1)
The Ellipse at Ballston	Office	81.1		78.3
The Palatine	Apartments	130.0	(1)	134.2	(1)
Washington:
Circa Green Lake	Apartments	84.2		84.0
Creeksides at Centerpoint	Office	21.9		20.2
Fourth and Madison	Office	431.2	(1)	429.3	(1)
Millennium Corporate Park	Office	127.2		139.4
Northwest RA Industrial Portfolio	Industrial	26.4		26.0
Pacific Corporate Park	Industrial	35.2		35.0
Prescott Wallingford Apartments	Apartments	53.6		53.6
Rainier Corporate Park	Industrial	85.6		88.5
Regal Logistics Campus	Industrial	70.7		69.5
Washington DC:
1001 Pennsylvania Avenue	Office	697.1	(1)	679.4	(1)
1401 H Street, NW	Office	220.3	(1)	211.3	(1)
1900 K Street, NW	Office	278.3		257.7
Mass Court	Apartments	169.1	(1)	169.0	(1)
Mazza Gallerie	Retail	73.5		70.0

TOTAL REAL ESTATE PROPERTIES (Cost $10,321.6 and $10,543.6)		$10,798.9		$10,554.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.1% and 15.4%
REAL ESTATE JOINT VENTURES—13.2% and 13.4%

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)(6)	Office	$254.6	(2)	$228.4	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	Office	—		2.1	(5)
Valencia Town Center Associates LP Valencia Town Center (49.9% Account Interest)	Retail	99.8		99.1
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	405.6	(2)	386.2	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	112.7		149.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	140.7	(2)	137.0	(2)
Georgia:
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	Office	0.2	(5)	2.4	(5)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	14.3		14.6
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	213.7		195.5
New York:
RGM 42, LLC MiMA (70% Account Interest)	Apartments	292.1	(2)	282.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	69.6	(2)	67.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	273.3		261.2
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	382.6	(2,3)	386.3	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	83.8	(2,3)	78.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.7	(2,3,7)	1.3	(2,3,7)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,183.3 and $2,287.6)		$2,343.7		$2,291.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Fair Value
	2013	2012
	(Unaudited)
LIMITED PARTNERSHIPS—1.9% and 2.0%
Cobalt Industrial REIT (10.998% Account Interest)	$27.2	$26.1
Colony Realty Partners LP (5.27% Account Interest)	20.6	20.5
Heitman Value Partners Fund (8.43% Account Interest)	1.0	3.9
Lion Gables Apartment Fund (18.46% Account Interest)	270.1	258.0
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	29.3	31.3

TOTAL LIMITED PARTNERSHIPS (Cost $260.9 and $266.2)	$348.2	$339.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,444.2 and $2,553.8)	$2,691.9	$2,631.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

MARKETABLE SECURITIES—24.7% and 22.8%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.7% and 7.8%

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
139,832	111,782	Acadia Realty Trust	$3.5	$2.8
33,840	30,210	Agree Realty Corporation	1.0	0.8
5,049	4,959	Alexander’s, Inc.	1.5	1.6
178,587	151,807	Alexandria Real Estate Equities, Inc.	11.7	10.5
86,953	94,923	American Assets Trust, Inc.	2.7	2.7
267,389	250,699	American Campus Communities, Inc.	10.9	11.6
357,150	376,970	American Realty Capital Properties, Inc.	5.5	4.4
1,012,899	944,789	American Tower Corp.	74.1	73.0
373,883	346,913	Apartment Investment and Management Company	11.2	9.4
137,883	164,643	Ashford Hospitality Trust, Inc.	1.6	1.7
128,225	122,355	Associated Estates Realty Corporation	2.1	2.0
330,180	270,130	Avalonbay Communities, Inc.	44.5	36.6
33,500	—	Aviv REIT, Inc.	0.8	—
494,067	366,497	BioMed Realty Trust, Inc.	10.0	7.1
386,945	356,885	Boston Properties, Inc.	40.8	37.8
405,669	346,409	Brandywine Realty Trust	5.5	4.2
195,698	182,748	BRE Properties, Inc.	9.8	9.3
217,566	200,136	Camden Property Trust	15.0	13.7
161,828	95,388	Campus Crest Communities, Inc.	1.9	1.2
234,969	160,579	CapLease, Inc.	2.0	0.9
419,037	383,657	CBL & Associates Properties, Inc.	9.0	8.1
183,285	183,285	Cedar Shopping Centers, Inc.	0.9	1.0
42,257	39,517	Chatham Lodging Trust	0.7	0.6
123,712	96,842	Chesapeake Lodging Trust	2.6	2.0
205,434	209,214	Colonial Properties Trust	5.0	4.5
298,598	198,258	CommonWealth REIT	6.9	3.1
55,183	54,983	CoreSite Realty Corporation	1.8	1.5
207,453	192,453	Corporate Office Properties Trust	5.3	4.8
277,710	—	Corrections Corporation of America	9.4	—
278,766	253,566	Cousins Properties Incorporated	2.8	2.1
343,800	297,270	Cubesmart	5.5	4.3
44,330	—	CyrusOne, Inc.	0.9	—
753,390	631,210	DCT Industrial Trust, Inc.	5.4	4.1
646,568	737,598	Developers Diversified Realty Corporation	10.8	11.6
489,827	476,317	DiamondRock Hospitality Company	4.6	4.3
326,852	293,762	Digital Realty Trust, Inc.	19.9	19.9
338,384	249,384	Douglas Emmett, Inc.	8.4	5.8
825,456	655,776	Duke Realty Corporation	12.9	9.1
165,376	154,886	DuPont Fabros Technology, Inc.	4.0	3.7
78,499	69,659	EastGroup Properties, Inc.	4.4	3.7
280,861	277,561	Education Realty Trust, Inc.	2.9	3.0
95,898	99,898	Equity Lifestyle Properties, Inc.	7.5	6.7
149,366	139,076	Equity One, Inc.	3.4	2.9
907,884	773,034	Equity Residential	52.7	43.8
119,632	112,092	EPR Properties	6.0	5.2
97,409	86,689	Essex Property Trust, Inc.	15.5	12.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
103,605	90,725	Excel Trust, Inc.	$1.3	$1.1
266,792	260,722	Extra Space Storage, Inc.	11.2	9.5
165,616	153,346	Federal Realty Investment Trust	17.2	16.0
300,775	300,415	FelCor Lodging Trust Incorporated	1.8	1.4
278,903	237,873	First Industrial Realty Trust, Inc.	4.2	3.3
141,891	124,191	First Potomac Realty Trust	1.9	1.5
225,189	200,089	Franklin Street Properties Corp.	3.0	2.5
1,407,139	1,118,209	General Growth Properties, Inc.	28.0	22.2
175,030	—	GEO Group, Inc.	5.9	—
63,548	61,368	Getty Realty Corp.	1.3	1.1
27,330	27,330	Gladstone Commercial Corporation	0.5	0.5
360,422	337,882	Glimcher Realty Trust	3.9	3.7
139,597	96,757	Government Properties Income Trust	3.5	2.3
1,155,479	1,078,709	HCP, Inc.	52.5	48.7
726,780	616,402	Health Care REIT, Inc.	48.7	37.8
109,880	111,500	Healthcare Trust of America	1.2	1.1
233,602	209,252	Healthcare Realty Trust Incorporated	6.0	5.0
417,113	478,813	Hersha Hospitality Trust	2.4	2.4
206,249	184,529	Highwoods Properties, Inc.	7.3	6.2
134,450	121,160	Home Properties, Inc.	8.8	7.4
357,550	297,940	Hospitality Properties Trust	9.4	7.0
1,898,204	1,712,374	Host Hotels & Resorts, Inc.	32.0	26.8
111,982	86,872	Hudson Pacific Properties, Inc.	2.4	1.8
216,059	220,139	Inland Real Estate Corporation	2.2	1.8
256,491	223,541	Investors Real Estate Trust	2.2	2.0
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	99.6	97.1
193,543	177,253	Kilroy Realty Corporation	10.3	8.4
1,034,883	966,453	Kimco Realty Corporation	22.2	18.7
223,163	172,013	Kite Realty Group Trust	1.3	1.0
240,542	204,562	LaSalle Hotel Properties	5.9	5.2
543,895	423,245	Lexington Realty Trust	6.4	4.4
308,210	280,060	Liberty Property Trust	11.4	10.0
87,896	73,286	LTC Properties, Inc.	3.4	2.6
220,933	208,783	Mack-Cali Realty Corporation	5.4	5.5
141,919	141,919	Maguire Properties, Inc.	0.4	0.4
387,017	327,007	Medical Properties Trust, Inc.	5.5	3.9
108,154	99,184	Mid-America Apartment Communities, Inc.	7.3	6.4
91,727	108,037	Monmouth Real Estate Investment Corporation	0.9	1.1
63,584	66,724	National Health Investors, Inc.	3.8	3.8
299,960	262,980	National Retail Properties, Inc.	10.3	8.2
298,033	263,613	Omega Healthcare Investors, Inc.	9.2	6.3
36,747	40,857	One Liberty Properties, Inc.	0.8	0.8
111,749	83,079	Parkway Properties, Inc.	1.9	1.2
153,837	144,447	Pebblebrook Hotel Trust	4.0	3.3
162,035	136,245	Pennsylvania Real Estate Investment Trust	3.1	2.4
429,902	400,132	Piedmont Office Realty Trust, Inc.	7.7	7.2
415,477	387,897	Plum Creek Timber Company, Inc.	19.4	17.2
138,253	129,083	Post Properties, Inc.	6.8	6.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
95,648	98,748	Potlatch Corporation	$3.9	$3.9
1,273,051	1,092,281	ProLogis	48.0	39.9
45,950	42,980	PS Business Parks, Inc.	3.3	2.8
365,179	303,799	Public Storage, Inc.	56.0	44.0
147,780	115,370	Ramco-Gershenson Properties Trust	2.3	1.5
318,439	291,439	Rayonier, Inc.	17.6	15.1
502,204	316,623	Realty Income Corporation	21.1	12.7
169,226	126,316	Retail Opportunity Investment	2.4	1.6
468,255	315,375	Retail Properties of America	6.7	3.8
233,448	213,778	Regency Centers Corporation	11.9	10.1
312,314	251,880	RLJ Lodging Trust	7.0	4.9
59,073	60,523	Rouse Properties, Inc.	1.2	1.0
135,960	—	Ryman Hospitality Properties	5.3	—
32,736	38,426	Saul Centers, Inc.	1.5	1.7
42,400	46,820	Select Income Real Estate Investment Trust	1.2	1.2
482,667	420,127	Senior Housing Properties Trust	12.5	9.9
99,630	—	Silver Bay Realty Trust Corp	1.6	—
783,896	731,366	Simon Property Group, Inc.	123.8	115.6
232,855	214,765	SL Green Realty Corp.	20.5	16.5
80,959	70,949	Sovran Self Storage, Inc.	5.2	4.4
200,825	79,685	Spirit Realty Capital, Inc.	3.6	1.4
109,870	86,560	Stag Industrial, Inc.	2.2	1.6
435,509	495,039	Strategic Hotels & Resorts, Inc.	3.9	3.2
153,738	114,628	Summit Hotel Properties, Inc.	1.5	1.1
88,326	71,926	Sun Communities, Inc.	4.4	2.9
95,403	89,143	Sun Healthcare Group, Inc.	2.5	1.9
409,166	328,016	Sunstone Hotel Investors, L.L.C.	4.9	3.5
241,714	223,024	Tanger Factory Outlet Centers, Inc.	8.1	7.6
162,529	147,289	Taubman Centers, Inc.	12.2	11.6
44,684	36,064	Terreno Realty Corporation	0.8	0.6
349,762	325,632	The Macerich Company	21.3	19.0
641,381	596,001	UDR, Inc.	16.3	14.2
31,724	31,724	UMH Properties, Inc.	0.3	0.3
31,798	31,418	Universal Health Realty Income Trust	1.4	1.6
58,833	56,293	Urstadt Biddle Properties, Inc.	1.2	1.1
751,738	700,308	Ventas, Inc.	52.2	45.3
426,483	443,493	Vornado Realty Trust	35.3	35.5
167,867	160,177	Washington Real Estate Investment Trust	4.5	4.2
277,600	288,060	Weingarten Realty Investors	8.5	7.7
1,382,088	1,289,368	Weyerhaeuser Company	39.4	35.9
45,930	26,270	Whitestone Real Estate Investment Trust B	0.7	0.4
66,697	66,697	Winthrop Realty Trust	0.8	0.7
148,880	114,000	WP Carey, Inc.	9.9	5.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,359.8 and $1,175.7)			$1,560.0	$1,332.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.0% and 15.0%
GOVERNMENT AGENCY NOTES—10.7% and 8.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$12.0	Fannie Mae Discount Notes	0.122%	1/2/2013	$—	$12.0
—	44.0	Fannie Mae Discount Notes	0.086%	1/16/2013	—	44.0
—	20.5	Fannie Mae Discount Notes	0.122%	1/30/2013	—	20.5
—	45.2	Fannie Mae Discount Notes	0.137%	2/6/2013	—	45.1
—	26.8	Fannie Mae Discount Notes	0.127%	2/27/2013	—	26.8
—	25.0	Fannie Mae Discount Notes	0.130%	3/13/2013	—	25.0
—	10.0	Fannie Mae Discount Notes	0.142%	3/20/2013	—	10.0
—	100.0	Fannie Mae Discount Notes	0.149%	6/12/2013	—	100.0
0.5	—	Fannie Mae Discount Notes	0.061%	7/1/2013	0.5	—
23.0	—	Fannie Mae Discount Notes	0.132%	7/2/2013	22.9	—
15.5	—	Fannie Mae Discount Notes	0.081%	7/10/2013	15.5	—
50.0	—	Fannie Mae Discount Notes	0.116%	8/7/2013	50.0	—
37.6	—	Fannie Mae Discount Notes	0.071%-0.076%	8/19/2013	37.6	—
9.2	—	Fannie Mae Discount Notes	0.061%	8/21/2013	9.2	—
24.2	—	Fannie Mae Discount Notes	0.076%	9/3/2013	24.2	—
18.2	—	Fannie Mae Discount Notes	0.076%-0.112%	9/4/2013	18.2	—
17.5	—	Fannie Mae Discount Notes	0.086%	9/16/2013	17.5	—
30.4	—	Fannie Mae Discount Notes	0.071%	9/20/2013	30.4	—
34.9	—	Fannie Mae Discount Notes	0.071%	9/23/2013	34.9	—
25.0	—	Fannie Mae Discount Notes	0.101%	10/1/2013	25.0	—
20.8	—	Fannie Mae Discount Notes	0.117%	10/9/2013	20.8	—
5.2	—	Fannie Mae Discount Notes	0.096%	10/23/2013	5.2	—
50.0	—	Fannie Mae Discount Notes	0.091%	10/25/2013	50.0	—
50.0	—	Fannie Mae Discount Notes	0.101%	11/6/2013	50.0	—
11.8	—	Fannie Mae Discount Notes	0.122%	11/20/2013	11.8	—
10.7	—	Fannie Mae Discount Notes	0.127%	12/4/2013	10.6	—
3.5	—	Fannie Mae Discount Notes	0.112%	1/21/2014	3.5	—
—	13.0	Federal Farm Credit Bank Discount Notes	0.091%	5/6/2013	—	13.0
—	29.3	Federal Home Loan Bank Discount Notes	0.117%	1/4/2013	—	29.3
—	50.0	Federal Home Loan Bank Discount Notes	0.106%	1/9/2013	—	50.0
—	16.5	Federal Home Loan Bank Discount Notes	0.137%	1/11/2013	—	16.5
—	8.0	Federal Home Loan Bank Discount Notes	0.132%	1/16/2013	—	8.0
—	41.9	Federal Home Loan Bank Discount Notes	0.157%	1/23/2013	—	41.9
—	29.0	Federal Home Loan Bank Discount Notes	0.142%	1/23/2013	—	29.0
—	50.0	Federal Home Loan Bank Discount Notes	0.142%	2/13/2013	—	50.0
—	19.4	Federal Home Loan Bank Discount Notes	0.137%	2/20/2013	—	19.4
—	56.0	Federal Home Loan Bank Discount Notes	0.127%	2/22/2013	—	56.0
—	80.0	Federal Home Loan Bank Discount Notes	0.127%	3/1/2013	—	80.0
—	57.0	Federal Home Loan Bank Discount Notes	0.112%	3/6/2013	—	57.0
—	17.1	Federal Home Loan Bank Discount Notes	0.117%	3/13/2013	—	17.1
—	41.6	Federal Home Loan Bank Discount Notes	0.147%	5/3/2013	—	41.5
—	11.5	Federal Home Loan Bank Discount Notes	0.096%-0.157%	5/10/2013	—	11.5
—	52.7	Federal Home Loan Bank Discount Notes	0.157%-0.162%	5/29/2013	—	52.7
—	50.0	Federal Home Loan Bank Discount Notes	0.127%	6/19/2013	—	50.0
16.3	—	Federal Home Loan Bank Discount Notes	0.076%-0.137%	7/3/2013	16.3	—
38.8	—	Federal Home Loan Bank Discount Notes	0.056%	7/11/2013	38.8	—
61.2	—	Federal Home Loan Bank Discount Notes	0.081%	7/12/2013	61.2	—
30.6	—	Federal Home Loan Bank Discount Notes	0.071%-0.079%	7/17/2013	30.6	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$37.0	$—	Federal Home Loan Bank Discount Notes	0.061%-0.112%	7/19/2013	$37.0	$—
50.0	—	Federal Home Loan Bank Discount Notes	0.066%	7/24/2013	50.0	—
27.0	—	Federal Home Loan Bank Discount Notes	0.066%-0.071%	7/26/2013	27.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.068%	8/2/2013	50.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.076%	8/9/2013	50.0	—
46.8	—	Federal Home Loan Bank Discount Notes	0.074%	8/14/2013	46.8	—
50.0	—	Federal Home Loan Bank Discount Notes	0.071%-0.127%	8/16/2013	50.0	—
40.8	—	Federal Home Loan Bank Discount Notes	0.061%-0.066%	8/21/2013	40.8	—
10.0	—	Federal Home Loan Bank Discount Notes	0.056%	8/23/2013	10.0	—
26.9	—	Federal Home Loan Bank Discount Notes	0.079%	9/11/2013	26.9	—
12.5	—	Federal Home Loan Bank Discount Notes	0.081%	9/13/2013	12.5	—
32.5	—	Federal Home Loan Bank Discount Notes	0.081%	9/18/2013	32.5	—
15.9	—	Federal Home Loan Bank Discount Notes	0.091%	10/4/2013	15.9	—
23.8	—	Federal Home Loan Bank Discount Notes	0.127%	12/6/2013	23.7	—
30.0	—	Federal Home Loan Bank Discount Notes	0.137%	12/19/2013	30.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.137%	12/26/2013	10.0	—
—	22.3	Freddie Mac Discount Notes	0.178%	1/3/2013	—	22.3
—	17.1	Freddie Mac Discount Notes	0.173%	1/7/2013	—	17.1
—	37.6	Freddie Mac Discount Notes	0.152%	1/14/2013	—	37.6
—	74.0	Freddie Mac Discount Notes	0.142%	1/22/2013	—	74.0
—	50.0	Freddie Mac Discount Notes	0.132%	2/11/2013	—	50.0
—	44.4	Freddie Mac Discount Notes	0.117%-0.122%	2/19/2013	—	44.4
—	44.0	Freddie Mac Discount Notes	0.127%	2/25/2013	—	44.0
—	14.0	Freddie Mac Discount Notes	0.127%	2/27/2013	—	14.0
—	50.0	Freddie Mac Discount Notes	0.152%	3/12/2013	—	50.0
—	19.9	Freddie Mac Discount Notes	0.132%	3/18/2013	—	19.9
—	25.0	Freddie Mac Discount Notes	0.137%	4/1/2013	—	25.0
—	25.1	Freddie Mac Discount Notes	0.132%	4/3/2013	—	25.0
—	50.0	Freddie Mac Discount Notes	0.152%	4/17/2013	—	50.0
26.0	—	Freddie Mac Discount Notes	0.081%	7/8/2013	25.9	—
23.3	—	Freddie Mac Discount Notes	0.112%	7/22/2013	23.3	—
52.0	—	Freddie Mac Discount Notes	0.035%	7/23/2013	52.0	—
25.0	—	Freddie Mac Discount Notes	0.068%	8/5/2013	25.0	—
48.5	—	Freddie Mac Discount Notes	0.069%	8/12/2013	48.5	—
8.9	—	Freddie Mac Discount Notes	0.071%	8/20/2013	8.8	—
128.9	—	Freddie Mac Discount Notes	0.101%-0.112%	8/26/2013	128.8	—
39.0	—	Freddie Mac Discount Notes	0.074%	8/28/2013	39.0	—
50.0	—	Freddie Mac Discount Notes	0.071%	8/29/2013	50.0	—
10.0	—	Freddie Mac Discount Notes	0.076%	8/30/2013	10.0	—
32.5	—	Freddie Mac Discount Notes	0.081%	9/9/2013	32.5	—
16.4	—	Freddie Mac Discount Notes	0.132%	9/16/2013	16.4	—
25.0	—	Freddie Mac Discount Notes	0.071%	9/17/2013	25.0	—
26.0	—	Freddie Mac Discount Notes	0.112%	10/21/2013	26.0	—
100.0	—	Freddie Mac Discount Notes	0.101%	10/22/2013	100.0	—
30.2	—	Freddie Mac Discount Notes	0.096%-0.117%	10/28/2013	30.1	—
11.6	—	Freddie Mac Discount Notes	0.099%	11/12/2013	11.6	—
44.3	—	Freddie Mac Discount Notes	0.096%-0.127%	11/18/2013	44.2	—
2.0	—	Freddie Mac Discount Notes	0.127%	11/25/2013	2.0	—
29.3	—	Freddie Mac Discount Notes	0.122%	12/2/2013	29.3	—
13.5	—	Freddie Mac Discount Notes	0.107%	12/3/2013	13.5	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$30.0	$—	Freddie Mac Discount Notes	0.139%	12/9/2013	$30.0	$—
20.0	—	Freddie Mac Discount Notes	0.132%	12/16/2013	20.0	—
13.2	—	Freddie Mac Discount Notes	0.147%	1/23/2014	13.2	—
14.0	—	Freddie Mac Discount Notes	0.127%	2/4/2014	14.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,916.8 and $1,379.4)					$1,916.9	$1,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.3% and 7.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$50.0	United States Treasury Bills	0.074%-0.103%	1/10/2013	$—	$50.0
—	48.0	United States Treasury Bills	0.084%-0.132%	1/17/2013	—	48.0
—	1.5	United States Treasury Bills	0.135%	1/31/2013	—	1.5
—	97.5	United States Treasury Bills	0.122%-0.153%	2/7/2013	—	97.5
—	50.0	United States Treasury Bills	0.104%	2/21/2013	—	50.0
—	30.7	United States Treasury Bills	0.128%	3/7/2013	—	30.7
—	39.1	United States Treasury Bills	0.086%-0.135%	3/14/2013	—	39.1
—	51.0	United States Treasury Bills	0.050%-0.143%	3/21/2013	—	51.0
—	50.0	United States Treasury Bills	0.144%	3/28/2013	—	50.0
—	2.0	United States Treasury Bills	0.070%-0.106%	4/4/2013	—	2.0
—	50.0	United States Treasury Bills	0.122%	4/11/2013	—	50.0
—	30.0	United States Treasury Bills	0.112%	4/18/2013	—	30.0
—	50.0	United States Treasury Bills	0.072%-0.116%	4/25/2013	—	50.0
—	16.5	United States Treasury Bills	0.061%-0.080%	5/2/2013	—	16.5
—	22.0	United States Treasury Bills	0.091%	5/16/2013	—	22.0
—	13.0	United States Treasury Bills	0.107%-0.135%	6/6/2013	—	13.0
—	20.5	United States Treasury Bills	0.115%	6/20/2013	—	20.5
27.0	—	United States Treasury Bills	0.108%	7/5/2013	27.0	—
29.4	—	United States Treasury Bills	0.037%-0.099%	7/18/2013	29.4	—
37.0	—	United States Treasury Bills	0.096%-0.104%	7/25/2013	37.0	—
24.1	—	United States Treasury Bills	0.071%-0.081%	8/1/2013	24.1	—
37.0	—	United States Treasury Bills	0.085%-0.093%	8/8/2013	37.0	—
31.5	—	United States Treasury Bills	0.038%-0.107%	8/22/2013	31.5	—
21.0	—	United States Treasury Bills	0.092%	9/12/2013	21.0	—
52.5	—	United States Treasury Bills	0.043%-0.053%	9/19/2013	52.5	—
6.0	—	United States Treasury Bills	0.051%	9/26/2013	6.0	—
51.2	—	United States Treasury Bills	0.084%-0.090%	10/3/2013	51.1	—
22.2	—	United States Treasury Bills	0.086%	10/10/2013	22.2	—
100.0	—	United States Treasury Bills	0.072%	10/17/2013	100.0	—
7.0	—	United States Treasury Bills	0.062%-0.067%	10/24/2013	7.0	—
48.0	—	United States Treasury Bills	0.056%	11/7/2013	48.0	—
47.5	—	United States Treasury Bills	0.072%	12/12/2013	47.5	—
—	50.0	United States Treasury Notes	0.162%	1/15/2013	—	50.0
—	58.4	United States Treasury Notes	0.172%-0.174%	1/31/2013	—	58.4
—	44.7	United States Treasury Notes	0.163%	2/15/2013	—	44.8
—	20.6	United States Treasury Notes	0.198%	2/28/2013	—	20.6
—	39.4	United States Treasury Notes	0.201%	3/31/2013	—	39.4
—	50.0	United States Treasury Notes	0.161%	4/15/2013	—	50.3
—	28.4	United States Treasury Notes	0.174%	4/30/2013	—	28.4
—	52.8	United States Treasury Notes	0.169%-0.174%	5/15/2013	—	53.0
—	30.0	United States Treasury Notes	0.201%	5/31/2013	—	30.1
50.0	50.0	United States Treasury Notes	0.177%	7/15/2013	50.0	50.2
50.0	50.0	United States Treasury Notes	0.187%	7/31/2013	50.0	50.1
50.0	50.0	United States Treasury Notes	0.194%	8/15/2013	50.0	50.2
39.3	39.3	United States Treasury Notes	0.199%	9/30/2013	39.3	39.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$3.5	$3.5	United States Treasury Notes	0.154%-0.206%	10/15/2013	$3.5	$3.5
50.0	—	United States Treasury Notes	0.135%-0.151%	10/31/2013	50.0	—
44.0	—	United States Treasury Notes	0.154%	11/15/2013	44.1	—
50.0	—	United States Treasury Notes	0.076%	11/21/2013	50.0	—
6.4	—	United States Treasury Notes	0.117%	1/31/2014	6.4	—
19.9	—	United States Treasury Notes	0.117%-0.133%	2/28/2014	19.9	—
1.0	—	United States Treasury Notes	0.149%	3/31/2014	1.0	—
52.0	—	United States Treasury Notes	0.136%-0.146%	4/30/2014	52.0	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $957.5 and $1,189.9)					$957.5	$1,190.1

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,874.3 and $2,569.3)					$2,874.4	$2,569.7

TOTAL MARKETABLE SECURITIES (Cost $4,234.1 and $3,745.0)					$4,434.4	$3,902.0

TOTAL INVESTMENTS (Cost $16,999.9 and $16,842.4)					$17,925.2	$17,087.9

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(6)	Investment was formerly named Yahoo Center.

(7)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(8)	Investment was formerly named The Newbry.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2013 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2013, REIT securities comprised approximately 9.9% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. At June 30, 2013 the Account held a foreign real estate investment which represents 1.3% of the Account’s net assets.

SECOND QUARTER 2013 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. The Bureau of Economic Analysis’ “advance” estimate of second quarter Gross Domestic Product (“GDP”) indicated that growth accelerated from 1.1% in the first quarter of 2013 to 1.7% in the second. Economic growth was bolstered by healthy consumer spending and increases in residential and nonresidential investment. The drag on the economy from the cutbacks in federal government spending slowed significantly; however, a strong increase in imports offset a more modest increase in exports to slow GDP growth during the second quarter of 2013.

Economic Indicators *

	1Q 2013	2Q 2013	Forecast	Forecast
			3Q 2013	2013	2014
Economy (1)
Gross Domestic Product (GDP)	1.1%	1.7%	2.3%	1.8%	2.7%
Employment Growth (Thousands)	622	563	520	2,220	2,340
Unemployment Rate	7.6%	7.6%	7.5%	7.5%	7.1%
Interest Rates (2)
10 Year Treasury	1.95%	2.00%	2.40%	2.20%	2.80%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

“Sequestration,” the $1.1 trillion in across-the-board government spending cuts mandated over the next ten years by the 2011 Budget Control Act, was one of the biggest factors affecting growth during the first half of 2013. Sequestration has slowed both government spending and private sector hiring as businesses waited for federal government budget decisions to be resolved. To date, $85 billion in spending cuts mandated for 2013 have been enacted, and $109 billion in military and domestic program spending cuts planned for fiscal 2014 are scheduled to take effect on October 1, 2013. In the interim, bi-partisan negotiations about how to best achieve mandated spending cuts are ongoing in conjunction with negotiations on an increase to the debt ceiling limit which is required by August 2013.

Markets were jolted in late-June following the Federal Open Market Committee’s (“FOMC”) June meeting as investors interpreted Chairman Ben Bernanke’s post meeting comments to mean that QE3, the Federal Reserve’s third round of financial stimulus, would soon be coming to an end. The S&P 500 dropped 4.7% in the following week, and the yield on the 10 Year Treasury jumped from 2.1% to a high of 2.7% in subsequent weeks. Economists, in turn, re-assessed growth forecasts for the balance of 2013 as a rise in interest rates would likely slow the resurgent housing market, business investment and consumer spending. The Chairman and other prominent members of the Federal Reserve subsequently sought to reassure investors that a reduction in asset purchases and a withdrawal of financial stimulus was “very likely to be a long way off.” According to Federal Reserve officials, any cutback in bond purchases and stimulus would depend upon the strength of underlying economic data and bond purchases could be prolonged if the performance of the U.S. economy failed to meet the Federal Reserve’s expectations. The FOMC continued to cite a focus on two economic indicators, an unemployment rate of 6.5% or less and an inflation rate at no more than a half a percentage point higher than the Federal Reserve’s 2.0% target, with current readings of both indicators suggesting little imminent danger of an end to the Federal Reserve’s bond buying programs. Stock markets rebounded and Treasury yields inched down in subsequent weeks but markets have remained on alert for the possibility of higher interest rates in the future.

The general consensus of private sector economists is that U.S. economic growth will accelerate in the second half of 2013 due to stronger consumer and business spending, stronger residential investment, and less fiscal drag from government spending cuts. The consensus of economists surveyed as part of the July 2, 2013 Blue Chip Financial Forecast publication was for GDP to grow at a 2.3% rate during the third quarter of 2013 and a 2.7% rate in the fourth quarter of 2013. Employment is expected to grow by an average of 175,000 per month in the second half of 2013 and increase to 195,000 per month in 2014. The unemployment rate is expected to fall to 7.3% at the end of 2013 and 6.9% by the end of 2014. While economists’ forecasts of GDP and employment growth are still relatively moderate considering it is now four years since the official end of the Great Recession, growth of this magnitude would nonetheless provide support for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the quarter ended June 30, 2013 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate activity continued at a healthy pace during the second quarter of 2013 as leasing and absorption for the major property sectors either increased or remained stable compared with the first quarter of 2013. Similarly, commercial real estate fundamentals continued to improve modestly across all sectors. Commercial property sales volumes totaled $71 billion in the second quarter, up 13% compared to second quarter of 2012. Office properties saw the largest increase in sales, while sales of industrial and retail properties increased modestly, and apartment property sales declined.

Reflective of commercial real estate’s attractive returns, Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 3.9% in the second quarter of 2013 as compared with a 2.3% increase in the first quarter of 2013. However, Green Street Advisors notes that “Property values have enjoyed a robust recovery over the last four years, more than recouping all the ground that was lost in 2008-2009. The recent spike in interest rates has probably been large enough to cause the rally in pricing to stall in coming months.”

Commercial property returns increased during the second quarter of 2013. For the quarter ending June 30, 2013, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) returned a 1.3% income return and a 2.6% capital return. By comparison the quarter ended March 31, 2013 had a 1.3% income return and a 1.4% capital return. The NFI-ODCE is a fund-level return index including property investments at ownership share, cash balances and leverage.

Data for the Account’s top five markets in terms of market value as of June 30, 2013 are provided below. These markets represent 50.4% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	92.8%	10	14.5%	10.6%
New York-White Plains-Wayne, NY-NJ	95.1%	7	11.4%	8.3%
Los Angeles-Long Beach-Glendale, CA	90.0%	13	9.8%	7.2%
Boston-Quincy, MA	92.5%	4	7.7%	5.7%
San Francisco-San Mateo-Redwood City, CA	90.6%	4	7.0%	5.1%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate was 15.2% in the second quarter of 2013 as compared to 15.4% in the first quarter of 2013. While the office vacancy rate has declined from a peak of 16.9% in the second quarter of 2010, the rate of decline has been extremely slow. According to CBRE-EA, “The second quarter continues what we see as a slow and drawn-out recovery for the office market, resulting from slowly improving fundamentals and tenant adjustments to the space overhang left in the wake of the recession.”

The vacancy rate for the Account’s office portfolio averaged 9.8% as of the second quarter of 2013 as compared to 9.3% in the first quarter of 2013. As shown in the table below, the vacancy rate of properties owned by the Account in all of its top office markets remained at or below their respective market averages. The vacancy rate of the Account’s properties in Seattle increased to 12.1% in large part because of downsizing by a moderate-sized tenant in one of the Account’s buildings and plans to convert space to a new property management office, conference facility and gym. In Los Angeles, the vacancy rate of the Account’s properties increased to 10.4% due to the loss of several moderate-sized tenants; however, some of this space has since been re-leased as of early in the third quarter. In Washington DC, the Account’s top market, the average vacancy rate of the Account’s properties declined to 8.8% from 11.6% as the result of stronger leasing from the small tenant segment of the market. However, concerns about sequestration continue to hamper overall activity.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q2	2013Q1	2013Q2	2013Q1
Office	Account/Nation			9.8%	9.3%	15.2%	15.4%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,318.1	7.4%	8.8%	11.6%	15.5%	15.4%
2	Boston-Quincy, MA	$988.6	5.5%	8.4%	8.1%	11.9%	12.4%
3	San Francisco-San Mateo-Redwood City, CA	$821.6	4.6%	9.8%	9.1%	9.8%	9.9%
4	Seattle-Bellevue-Everett, WA	$580.2	3.2%	12.1%	10.6%	13.6%	13.9%
5	Los Angeles-Long Beach-Glendale, CA	$478.8	2.7%	10.4%	6.8%	17.1%	16.9%

*	Source: CBRE-EA.

The Account’s results for the second quarter of 2013 were consistent with office market trends at the national level. Demand for office space has historically been driven largely by job growth in the financial and professional and business services sectors. More recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. During the second quarter of 2013, the financial sector added 34,000 jobs after a gain of 28,000 in the first quarter of 2013. While the job growth in the financial services sector has gained strength since mid-2011, banks and financial firms are reducing space usage in order to improve profitability. Employment growth in the professional and business services sector remained healthy with the sector adding 200,000 jobs in the second quarter of 2013, following a gain of 198,000 in the first quarter. Similarly, growth in the computer and technology industries remained strong in markets like San Francisco, Seattle, Boston and New York and added to office demand. Continued gradual improvement in office market conditions appears likely given recent office employment growth trends coupled with minimal construction.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the second quarter due to moderate but ongoing growth in U.S. GDP, 0.6% growth in industrial production, and steady growth in global trade flows. Coastal port markets have been the biggest beneficiaries due to a rebound in global trade. During the second quarter of 2013, the national industrial availability rate fell to 12.0% as compared to 12.3% in the first quarter of 2013. By comparison, the vacancy rate for the Account’s industrial property portfolio was below the national average at 8.8%. As shown below, the vacancy rate of the Account’s properties in four of its top five industrial markets remained below their respective market averages. The only exception was Los Angeles where the vacancy rate of the Account’s properties remained elevated due to small tenant turnover; however, some of the available space has since been re-leased as of early in the third quarter of 2013.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q2	2013Q1	2013Q2	2013Q1
Industrial	Account/Nation			8.8%	7.7%	12.0%	12.3%

1	Riverside-San Bernardino-Ontario, CA	$543.5	3.0%	0.0%	8.4%	10.1%	10.9%
2	Tacoma, WA	$217.9	1.2%	6.2%	5.6%	8.7%	9.3%
3	Dallas-Plano-Irving, TX	$211.7	1.2%	2.8%	2.8%	12.7%	13.2%
4	Los Angeles-Long Beach-Glendale, CA	$205.8	1.1%	17.5%	15.0%	6.5%	6.4%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$159.8	0.9%	5.5%	5.5%	13.0%	13.8%

*	Source: CBRE-EA.

Multi-Family

Apartment markets remained tight. The national vacancy rate averaged 4.6% in the second quarter of 2013 as compared with 5.1% in the first quarter of 2013. Effective rents, which include concessions like free rent, grew 3.1% nationally, with the strongest growth continuing to be reported in markets with sizeable high tech components such as San Francisco, San Jose, Denver, Austin and Seattle. Construction has increased nationally, with much new supply being delivered over the latter half of 2013 and early-2014. Similarly, the recovery of the single-family market could ultimately affect apartment demand in the future. Over the near term, however, apartment markets are expected to benefit from favorable demographic and socio-economic trends.

The vacancy rate of the Account’s multi-family portfolio declined to 4.8% in the second quarter of 2013 as compared with 6.0% in the first quarter of 2013. As shown in the table below, the average vacancy rate for the Account’s properties in Houston and Denver were at or below their respective market averages. In Los Angeles, the average vacancy rate of properties owned by the Account increased in the second quarter largely because of the acquisition of a newly constructed property in a top West Coast market which was in its initial lease-up when acquired. Additional units have since been leased as of early in the third quarter, and the property is expected to be stabilized in the fourth quarter of 2013. In Washington D.C., the average vacancy rate of properties owned by the Account increased modestly in the second quarter due in large part because a number of units at one of the Account’s properties were being renovated and were not available for lease. In New York, the vacancy rate of the Account’s properties declined during the second quarter due to additional leasing at MiMA, a newly constructed apartment building, in which the Account acquired a 70% interest in the fourth quarter of 2012. MiMA was in its initial lease up period when it was acquired; additional units have since been leased, and lease-up of the remaining available units will provide the Account with incremental cash-on-cash return.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q2	2013Q1	2013Q2	2013Q1
Apartment	National			4.8%	6.0%	4.6%	5.1%

1	New York-White Plains-Wayne, NY-NJ	$695.1	3.9%	5.9%	11.6%	5.1%	5.1%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$400.7	2.2%	7.0%	6.2%	4.4%	4.5%
3	Los Angeles-Long Beach-Glendale, CA	$354.7	2.0%	6.7%	4.7%	3.7%	3.8%
4	Houston-Sugar Land-Baytown, TX	$300.2	1.7%	3.0%	5.3%	5.9%	7.3%
5	Denver-Aurora, CO	$253.5	1.4%	3.7%	4.7%	3.7%	4.8%

*	Source: CBRE-EA.

Retail

Retail market conditions continued their gradual improvement driven by healthy consumer spending and steady same store sales growth by leading national retailers. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 0.4% in the second quarter of 2013 as compared with the first quarter of 2013 and 3.6% compared with the second quarter of 2012. Availability rates in neighborhood and community centers declined to an average of 12.2% in the second quarter of 2013 as compared with 12.5% in the first quarter. Nonetheless, national retailers remain highly selective about opening new stores, with a focus on top metropolitan markets and the best centers, whereas demand from local retailers has remained lackluster since the end of the recession. The vacancy rate for the Account’s retail portfolio declined to 5.4% during the second quarter of 2013 as compared with 6.2% in the first quarter of 2013. The vacancy rate of the Account’s retail portfolio remains below the neighborhood and community center average because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

During the second quarter of 2013, commercial real estate fundamentals continued their gradual improvement as the U.S. economy remained on a moderate growth trajectory. Contributing to the improvement in fundamentals were healthy employment growth, moderate construction, and the ready availability of commercial mortgage debt at attractive interest rates. In addition, commercial real estate continued to offer attractive returns over the short- and long-term compared with other asset classes. While companies in metros with sizeable U.S. government and defense sectors remained tentative due to the uncertainty associated with federal government spending, activity remained robust in markets with sizeable technology, energy, medical and biotechnology sectors. Despite indications of more modest growth in China and a renewed recession in much of Europe, global factors had little dampening effect on U.S. economic growth in the second quarter. Growth in the remainder of 2013 will depend in part upon the successful resolution of outstanding federal budget and debt ceiling issues. If budget uncertainty is resolved and economic conditions fall generally in-line with economists’ expectations of stronger growth in the second half of the year, real estate market conditions are likely to remain favorable for the remainder of 2013.

Management continued to follow its investment strategy of focusing primarily on apartment, retail and industrial properties in target markets. During the second quarter of 2013, the Account’s joint venture investments sold six neighborhood shopping centers, four wholly-owned apartment properties, and two wholly-owned neighborhood shopping centers. Additionally, during the second quarter, the Account acquired two apartment properties in a major West Coast target market and one industrial property in a major East Coast target market. Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the second quarter of 2013, the Account’s holdings were 92.4% leased as compared with 92.6% as of the first quarter of 2013. During the second quarter of 2013, the Account’s real estate assets generated a 1.2% income return and a 3.1% capital return. As shown in the graph below, the second quarter of 2013 was the thirteenth consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace with the Account maintaining an appropriate cash position as of the end of the second quarter of 2013. Management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new acquisitions, debt service and participant transactions. The anticipated acquisitions program for the remainder of 2013 will focus primarily on industrial, retail, and multi-family properties, and secondly, highly selective office properties in the nation’s largest markets, with the intention of maintaining the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to reduce the Account’s overall weighted cost of capital. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

Based on the economic and real estate market outlook for 2013, management believes that the Account is solidly positioned to benefit from ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-cash returns. Emphasis will be given to institutional quality properties that have strong occupancy histories and favorable tenant rollover schedules. The Account believes that a disciplined investment strategy coupled with a focus on the highest quality properties will position the Account for favorable long-term performance.

Investments as of June 30, 2013

As of June 30, 2013, the Account had total net assets of $15.7 billion, a 5.9% increase from December 31, 2012, and a 8.6% increase from June 30, 2012. The increase in the Account’s net assets from December 31, 2012 to June 30, 2013 was primarily driven by appreciation in value of the Account’s investments.

As of June 30, 2013, the Account owned a total of 102 real estate property investments (87 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 30 office property investments, 26 industrial property investments, 25 apartment property investments, 18 retail property investments (including one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land investment, and one fee interest encumbered by a ground lease. Of the 102 real estate property investments, 36 are subject to debt (including eight joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2013 was $2.2 billion, which had a fair market value of $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion, which had a fair market value of $1.7 billion as of June 30, 2013. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2013 was $3.9 billion, which represented a loan to value ratio of 19.7%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.3% of total real estate investments and 3.9% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2013.

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	21.5%	15.5%	6.7%	—	0.3%	44.0%
Apartment	9.4%	7.9%	4.7%	—	—	22.0%
Retail	3.2%	4.0%	7.7%	1.6%	0.2%	16.7%
Industrial	1.4%	7.8%	3.7%	—	1.0%	13.9%
Other(3)	2.8%	0.2%	0.4%	—	—	3.4%

Total	38.3%	35.4%	23.2%	1.6%	1.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	697.1	(2)	5.3%	3.9%
50 Fremont Street	San Francisco	CA	Office	462.8	(3)	3.5%	2.6%
Fourth and Madison	Seattle	WA	Office	431.2	(4)	3.3%	2.4%
99 High Street	Boston	MA	Office	411.9	(5)	3.1%	2.3%
The Florida Mall	Orlando	FL	Retail	405.6	(6)	3.1%	2.3%
DDR	Various	USA	Retail	382.6	(7)	2.9%	2.1%
501 Boylston Street	Boston	MA	Office	363.0		2.8%	2.0%
780 Third Avenue	New York	NY	Office	359.7		2.7%	2.0%
425 Park Avenue	New York	NY	Land	335.0		2.5%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	309.8		2.4%	1.7%

(1)

Value as reported in the June 30, 2013 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $373.7 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $267.3 million.

(4)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $235.1 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $219.4 million.

(6)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of June 30, 2013 this debt had a fair value of $197.1 million.

(7)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”) and consists of 33 retail properties located in 13 states and is presented net of debt. As of June 30, 2013 this debt had a fair value of $788.6 million.

At June 30, 2013, the Account held 73.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.7% of total investments, real estate-related equity securities representing 8.7% of total investments, U.S. Treasury securities representing 5.3% of total investments, and real estate limited partnerships, representing 1.9% of total investments.

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Performance

The Account’s total return was 4.5% for the six months ended June 30, 2013 as compared to 5.9% for the six months ended June 30, 2012. The Account’s annualized total returns over the past one, three, five, and ten year periods ended June 30, 2013 were 8.6%, 12.9%, -2.0%, and 4.7%, respectively. As of June 30, 2013, the Account’s annualized total return since inception was 6.0%.

Net Investment Income

The table below shows the results of operations for the six months ended June 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$411.4	$430.9	$(19.5)	-4.5%

Real estate property level expenses and taxes:
Operating expenses	103.8	109.0	(5.2)	-4.8%
Real estate taxes	60.6	59.0	1.6	2.7%
Interest expense	64.1	58.2	5.9	10.1%

Total real estate property level expenses and taxes	228.5	226.2	2.3	1.0%

Real estate income, net	182.9	204.7	(21.8)	-10.6%
Income from real estate joint ventures and limited partnerships	48.6	33.0	15.6	47.3%
Interest	1.6	1.3	0.3	23.1%
Dividends	19.3	14.7	4.6	31.3%

TOTAL INVESTMENT INCOME	252.4	253.7	(1.3)	-0.5%

Expenses:
Investment advisory charges	29.9	28.2	1.7	6.0%
Administrative charges	18.2	14.7	3.5	23.8%
Distribution charges	6.2	6.9	(0.7)	-10.1%
Mortality and expense risk charges	0.4	2.4	(2.0)	-83.3%
Liquidity guarantee charges	15.6	15.0	0.6	4.0%

TOTAL EXPENSES	70.3	67.2	3.1	4.6%

INVESTMENT INCOME, NET	$182.1	$186.5	$(4.4)	-2.4%

Rental Income:

Rental income decreased $19.5 million or 4.5% primarily due to net disposition activity of real estate investments subsequent to the second quarter of 2012 and during the first six months of 2013. Rental income decreased $30.6 million as a result of dispositions, offset by $10.7 million of additional rental income related to new acquisitions and a $0.4 million increase attributed to existing real estate investments.

Operating Expenses:

Operating expenses decreased by $5.2 million or 4.8% primarily related to net disposition activity of real estate investments subsequent to the first quarter of 2012 and during the first six months of 2013.

Real Estate Taxes:

Real estate taxes increased by $1.6 million or 2.7% as a result of increased tax assessments from increased property values on the Account’s real estate property investments.

Interest Expense:

Interest expense increased by $5.9 million or 10.1% due to increased mortgage loan balances outstanding as of June 30, 2013 when compared to the same period in 2012. The increase in outstanding mortgage loans was partially offset by lower interest rates due to the Account refinancing high interest rate mortgage loans during the first half of 2013. See Note 6 - Mortgage Loans Payable for more information regarding these debt obligations.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $15.6 million or 47.3% as a result of an increase in cash distributions from the Account’s joint venture and limited partnership investments in part as a result of the Account’s acquisition of three new joint venture investments during the fourth quarter of 2012.

Interest and Dividend Income:

Interest income increased $0.3 million primarily due to the Account’s increased holdings in short term securities offset by decreases in short term treasury rates.

The increase in dividend income of $4.6 million was primarily attributed to the Account’s increased investment in real estate related securities. At June 30, 2013, the Account held $1.6 billion as compared to $1.4 billion as of June 30, 2012, a 12.4% increase.

Expenses:

The Account’s expenses increased $3.1 million or 4.6%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory administrative and distribution charges have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory administrative and distribution charges increased 9.0% for the first half of 2013 as compared to 2012, generally corresponding to the 8.6% increase in the Account’s net assets from June 30, 2012 to June 30, 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Mortality and expense risk charges decreased for the first half of 2013 compared to the first half of 2012 even though net assets increased as a result of the 4.5 basis point decrease in mortality and expense risk charge effective May 1, 2012.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(173.8)	$(5.2)	$(168.6)	N/M
Real estate joint ventures and limited partnerships	(74.9)	(2.4)	(72.5)	N/M
Marketable securities	17.0	11.4	5.6	49.1%

Total realized (loss) gain on investments:	(231.7)	3.8	(235.5)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	436.1	323.9	112.2	34.6%
Real estate joint ventures and limited partnerships	198.5	182.5	16.0	8.8%
Marketable securities	39.3	136.2	(96.9)	-71.1%
Mortgage loans payable	41.8	(28.7)	70.5	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	715.7	613.9	101.8	16.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$484.0	$617.7	$(133.7)	-21.6%

N/M - Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized losses in the Account are primarily due to the sale of wholly-owned real estate property investments and real estate property investments from underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Net unrealized gains in the Account remained solid as a result of stabilized occupancy, continued compression in capitalization rates, and increased market rents in core markets, specifically Boston, New York and Washington D.C. Included within net unrealized gains of the Account, are unrealized foreign exchange losses of $20.4 million and $1.9 million for the first half of 2013 and 2012, respectively, related to the Account’s foreign property investments.

Real Estate Joint Ventures and Limited Partnerships:

Net unrealized gains on the Account’s joint venture and limited partnership remained steady as a result of improved market rents and stabilized occupancy rates.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $56.3 million during the first half of 2013 as compared to $147.6 million during the comparable period of 2012; a decrease of $91.3 million. During the first half of 2013 the markets for REITs in the United States increased approximately 4.0% as measured by the FTSE NAREIT All Equity REITs Index compared to 13.0% for the first half of 2012. The Account’s real estate related equity securities appreciated in line with the market.

Additionally, the Account held $2.9 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized gains of $41.8 million for the first half of 2013 compared to net unrealized losses of $28.7 million for the comparable period of 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Net unrealized gains were in part due to the realization of previously accrued charges of $18.2 million related to a mortgage loan extinguished associated with the Account’s property investment located in London, England. Additionally, increases in Treasury rates, offset by the Account’s lower interest rates on mortgage loans created a favorable impact to the Account. Included in the net unrealized gains and losses were unrealized foreign exchange gains of $16.0 million and unrealized foreign exchange losses of $2.1 million for the first half of 2013 and 2012, respectively. These unrealized foreign exchange gains and losses related to a mortgage loan payable on the Account’s foreign real estate property investment located in London, England which was extinguished when the property was disposed of during the quarter ended March 31, 2013.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Performance

The Account’s total return was 2.5% for the quarter ended June 30, 2013 and 2012. The Account’s performance thus far during 2013 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of continued improvement in overall market conditions.

Net Investment Income

The table below shows the results of operations for the quarters ended June 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$207.0	$216.1	$(9.1)	-4.2%

Real estate property level expenses and taxes:
Operating expenses	52.0	53.0	(1.0)	-1.9%
Real estate taxes	30.8	29.9	0.9	3.0%
Interest expense	31.3	29.3	2.0	6.8%

Total real estate property level expenses and taxes	114.1	112.2	1.9	1.7%

Real estate income, net	92.9	103.9	(11.0)	-10.6%
Income from real estate joint ventures and limited partnerships	29.8	16.0	13.8	86.3%
Interest	0.8	0.8	—	—
Dividends	10.1	7.3	2.8	38.4%

TOTAL INVESTMENT INCOME	133.6	128.0	5.6	4.4%

Expenses:
Investment advisory charges	15.2	13.1	2.1	16.0%
Administrative charges	9.6	7.2	2.4	33.3%
Distribution charges	3.2	3.6	(0.4)	-11.1%
Mortality and expense risk charges	0.2	0.7	(0.5)	-71.4%
Liquidity guarantee charges	7.4	7.8	(0.4)	-5.1%

TOTAL EXPENSES	35.6	32.4	3.2	9.9%

INVESTMENT INCOME, NET	$98.0	$95.6	$2.4	2.5%

Rental Income:

Rental income decreased $9.1 million or 4.2%. Rental income decreased $25.7 million as a result of dispositions, offset by $10.7 million of additional rental income related to new acquisitions and a $5.9 million increase attributed to existing real estate investments.

Operating Expenses:

Operating expenses decreased by $1.0 million or 1.9% primarily due to real estate investment dispositions during the second quarter of 2013.

Real Estate Taxes:

Real estate taxes increased $0.9 million or 3.0% related to increased tax assessments as a result of increased property values.

Interest Expense:

Interest expense increased $2.0 million or 6.8% primarily as a result of new financings and the refinancing of existing mortgage loans which increased the Account’s overall mortgage loan balances. See Note 6 - Mortgage Loans Payable for more information regarding these debt obligations.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $13.8 million or 86.3% attributed to increased distributions from the Account’s joint venture investments in part as a result of the Account’s acquisition of three new joint venture investments during the fourth quarter of 2012.

Interest and Dividend Income:

Interest income remained flat while dividend income increased $2.8 million which was attributed to the Account’s increased investment in real estate related securities. At June 30, 2013, the Account held $1.6 billion as compared to $1.4 billion as of June 30, 2012, a 12.4% increase.

Expenses:

The Account’s expenses increased $3.2 million or 9.9%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory, administrative and distribution charges have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory, administrative and distribution charges increased 17.2% in second quarter 2013 as compared to the second quarter of 2012, while net assets for the Account increased 8.6% from June 30, 2012 to June 30, 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased for the second quarter of 2013 compared to 2012, mortality and expense risk and liquidity guarantee charges decreased primarily as a result of decreases in the respective charges effective May 1, 2012 (in the case of mortality and expense charges) and May 1, 2013 (in the case of the liquidity guarantee charge).

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended June 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS ANDMORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(26.8)	$—	$(26.8)	N/M
Real estate joint ventures and limited partnerships	(40.0)	0.8	(40.8)	N/M
Marketable securities	7.6	3.4	4.2	123.5%

Total realized (loss) gain on investments:	(59.2)	4.2	(63.4)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	247.3	131.5	115.8	88.1%
Real estate joint ventures and limited partnerships	124.6	87.5	37.1	42.4%
Marketable securities	(53.8)	42.4	(96.2)	N/M
Mortgage loans payable	29.0	(1.9)	30.9	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	347.1	259.5	87.6	33.8%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$287.9	$263.7	$24.2	9.2%

N/M – Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains and losses in the Account are primarily due to the sale of wholly-owned real estate property investments and real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Net unrealized gains in the Account remained solid as a result of stabilized occupancy, continued compression in capitalization rates, and increased market rents in core markets, specifically Boston, New York and Washington D.C. Included within net unrealized gains of the Account are unrealized foreign exchange gains of $2.9 million and losses of $15.5 million for each respective quarter related to the Account’s foreign investment properties.

Real Estate Joint Ventures and Limited Partnerships:

Net unrealized gains on the Account’s joint ventures and limited partnerships remained steady as a result of stabilized occupancy rates and improved market rents in core markets, specifically New York.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $46.2 million during the quarter as compared to gains of $45.8 million for the comparable quarter of 2012. During the second quarter of 2013 the markets for REITs in the United States decreased approximately 3.0% as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities depreciated in line with the market.

Additionally, as of June 30, 2013 the Account held $2.9 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized gains of $29.0 million for the second quarter of 2013 compared to losses of $1.9 million when compared to the comparable period of 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Increases in Treasury rates, offset by the Account’s lower interest rates on mortgage loans created a favorable impact to the Account. Included in the net unrealized gains for the Account’s mortgage loans payable was $3.7 million in unrealized foreign exchange losses in the second quarter of 2012 related to a mortgage loan payable on one of the Account’s foreign real estate property investments.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $2.9 billion and $2.6 billion, respectively (18.4% and 17.4% of the Account’s net assets at such dates, respectively).

Participant Flows: Six months ended June 30, 2013 compared to six months ended June 30, 2012

During the six months ended June 30, 2013, the Account received $1.2 billion in premiums, which included $741.6 million of participant transfers into the Account. The Account had outflows of $635.8 million in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $339.2 million of participant transfers out of the Account. During the six months ended June 30, 2012, the Account received $961.3 million in premiums, which included $570.8 million of participant transfers into the Account. Additionally, the Account had outflows of $493.4 million from annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $244.4 million of participant transfers out of the Account. See Note 1 - Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and mid-2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA General Account purchased $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 2008 and June 2009. Subsequent to June 2009, the TIAA General Account has not purchased any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

TIAA’s obligation to provide the Account’s participants liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the paragraph below, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds a trigger point established by the independent fiduciary. Even if the independent fiduciary so requires TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Department of Financial Services, will continue. Management also believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account participants.

As of March 31, 2013, the independent fiduciary had completed the systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September, December 2012, and March 2013, representing a total of $1.3 billion redeemed during this period.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $182.1 million for the six months ended June 30, 2013 as compared to $186.5 million for the comparable period of 2012. Net investment income decreased as described more fully in the Results of Operations section above.

As of June 30, 2013, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 28.3% of the Account’s net assets. The Account’s real estate-related marketable securities consist of individual publicly traded REITs and a real estate index fund. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2013 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of June 30, 2013, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 19.7%. The Account intends to maintain its loan to value ratio at or below 30%. This ratio is measured at the time of incurrence and after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of June 30, 2013, $120.6 million in mortgage obligations secured by real estate investments wholly owned by the Account will mature over the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2013. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Oceano at Warner Center—Woodland Hills, CA

On May 16, 2013, the Account purchased a multi-family property located in Woodland Hills, California for $84.2 million. Oceano at Warner Center is a 228,210 square foot (“SF”) multi-family complex consisting of three 4-story apartment buildings containing 244 units. At the time of purchase, the complex was 72.0% leased.

Holly Street Village—Pasadena, CA

On June 17, 2013, the Account purchased a multi-family property located in Pasadena, California for $123.8 million. Holly Street Village consists of nine 2 and 4-story residential buildings with a total of 374 units and 9,560 SF of ground level retail space. At the time of purchase, the residential and retail portions were 95.0% and 77.0% leased, respectively.

Mohawk Distribution Center—Teterboro, NJ

On June 26, 2013, the Account purchased an industrial property located in Teterboro, New Jersey for $81.3 million. Mohawk Distribution Center contains 616,992 SF occupied by a single tenant which, at the time of purchase was 100.0% leased.

Sales

Plainsboro Plaza—Plainsboro, NJ

On April 1, 2013, the Account sold a retail property investment located in Plainsboro, New Jersey for a net sales price of $22.4 million, realizing a loss from the sale of $32.2 million. The majority of this loss had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $54.6 million.

Lincoln Woods Apartments—Lafayette Hill, PA

On April 1, 2013, the Account sold a multi-family property investment located in Lafayette Hill, Pennsylvania for a net sales price of $28.7 million, realizing a gain from the sale of $5.0 million. The majority of this gain had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $23.7 million.

DDR Joint Venture—Various, USA

On April 26, 2013, five retail properties located throughout the United States were sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $93.9 million. The Account realized a loss from the sale of $30.3 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis (excluding selling costs) in these five properties at the date of sale was $124.2 million. Concurrent with this sale the Account settled its portion of the outstanding mortgage obligations for these investments in the amount of $69.7 million.

South Frisco Village—Frisco, TX

On May 9, 2013, the Account sold a retail property investment located in Frisco, Texas for a net sales price of $33.9 million, realizing a loss on sale of $15.7 million. The majority of this loss had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $49.6 million. Concurrent with this sale, the Account extinguished a mortgage loan associated with the property.

Reserve at Sugarloaf—Duluth, GA

On June 13, 2013, the Account sold a multi-family property investment located in Duluth, Georgia for a net sales price of $46.5 million, realizing a gain on sale of $0.9 million. The majority of this gain had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $45.6 million.

The Fairways at Carolina—Margate, FL

On June 24, 2013, the Account sold a multi-family property investment located in Margate, Florida for a net sales price of $26.5 million, realizing a gain on sale of $6.2 million. The majority of this gain had been previously recognized as unrealized gain in the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $20.3 million.

Quiet Waters at Coquina Lakes—Deerfield Beach, FL

On June 24, 2013, the Account sold a multi-family property investment located in Deerfield Beach, Florida for a net sales price of $27.3 million, realizing a gain on sale of $6.0 million. The majority of this gain had been previously recognized as unrealized gains on the Account’s consolidated statements of operations. The Account’s cost basis (excluding selling costs) in the property at the date of sale was $21.3 million.

DDR Joint Venture—Orlando, FL

On June 26, 2013, a retail property investment located in Orlando, Florida was sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $4.1 million. The Account realized a loss from the sale of $10.5 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis (excluding selling costs) in the property at the date of sale was $14.6 million.

Financings

South Frisco Village—Frisco, TX

On May 9, 2013, the Account extinguished a $26.3 million mortgage loan in connection with the disposition of the property as noted above.

1001 Pennsylvania Avenue—Washington DC

On May 14, 2013, the Account extinguished a $210.0 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $330.0 million and a fixed interest rate of 3.70%. The debt is interest only for the first five years with principal payments due thereafter; the loan matures on June 1, 2023.

50 Fremont Street—San Francisco, CA

On May 14, 2013, the Account extinguished a $135.0 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $200.0 million and a fixed interest rate of 3.75%. The debt is interest only for the first five years with principal payments due thereafter; the loan matures on June 1, 2023.

Fourth and Madison—Seattle, WA

On May 14, 2013, the Account extinguished a $145.0 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $200.0 million and a fixed interest rate of 3.75%. The debt is interest only for the first five years with principal payments due thereafter; the loan matures on June 1, 2023.

Reserve at Sugarloaf—Duluth, GA

On May 31, 2013, the Account extinguished a $23.7 million mortgage loan associated with the property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2013, represented 75.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2013, 24.7% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

•

Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to a significant concentration of deposit risk. In addition, there is some risk that investments held in money market funds can suffer losses.

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

Under the supervision and participation of the registrant’s management, including the registrant’s CEO and CFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2013. Based upon management’s review, the CEO and the CFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation8
	(D)	Form of Accumulation Contract9
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.[10]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A. [5]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications

**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of August, 2013.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 8, 2013	By:	/s/ Roger W. Ferguson, Jr.
Roger W. Ferguson, Jr. President and Chief Executive Officer

August 8, 2013	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer