Form 10-Q
period 2013-09-30
TIAA REAL ESTATE ACCOUNT
filed 2013-11-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
SEPTEMBER 30, 2013

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,473.1 and $10,543.6)	$11,245.2	$10,554.6
Real estate joint ventures and limited partnerships (cost: $2,489.9 and $2,553.8)	2,837.2	2,631.3
Marketable securities:
Real estate related (cost: $1,376.1 and $1,175.7)	1,514.3	1,332.3
Other (cost: $3,160.7 and $2,569.3)	3,161.0	2,569.7

Total investments (cost: $17,499.8 and $16,842.4)	18,757.7	17,087.9

Cash and cash equivalents	16.1	21.7
Due from investment advisor	9.1	—
Other	257.6	269.0

TOTAL ASSETS	19,040.5	17,378.6

LIABILITIES
Mortgage loans payable, at fair value—Note 6 (principal outstanding: $2,395.6 and $2,253.8)	2,350.9	2,282.6
Due to investment advisor	—	10.6
Accrued real estate property level expenses	185.3	185.8
Other	33.0	38.5

TOTAL LIABILITIES	2,569.2	2,517.5

COMMITMENTS AND CONTINGENCIES—Note 9
NET ASSETS
Accumulation Fund	16,104.1	14,523.0
Annuity Fund	367.2	338.1

TOTAL NET ASSETS	$16,471.3	$14,861.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 8	54.8	53.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$294.114	$272.569

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Real estate income, net:
Rental income	$207.2	$217.5	$618.6	$648.4

Real estate property level expenses and taxes:
Operating expenses	52.1	53.7	155.9	162.7
Real estate taxes	30.0	31.0	90.6	90.0
Interest expense	27.5	29.2	91.6	87.4

Total real estate property level expenses and taxes	109.6	113.9	338.1	340.1

Real estate income, net	97.6	103.6	280.5	308.3
Income from real estate joint ventures and limited partnerships	20.2	23.1	68.8	56.1
Interest	0.7	0.8	2.3	2.1
Dividends	10.2	8.7	29.5	23.4

TOTAL INVESTMENT INCOME	128.7	136.2	381.1	389.9

Expenses:
Investment advisory charges	15.5	14.2	45.4	42.4
Administrative charges	11.1	8.2	29.3	22.9
Distribution charges	3.2	3.7	9.4	10.6
Mortality and expense risk charges	0.2	0.2	0.6	2.6
Liquidity guarantee charges	7.3	8.1	22.9	23.1

TOTAL EXPENSES	37.3	34.4	107.6	101.6

INVESTMENT INCOME, NET	91.4	101.8	273.5	288.3

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(0.1)	(26.8)	(173.9)	(32.0)
Real estate joint ventures and limited partnerships	(11.4)	(49.5)	(86.3)	(51.9)
Marketable securities	8.7	2.7	25.7	14.1

Net realized loss on investments	(2.8)	(73.6)	(234.5)	(69.8)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	307.8	141.6	743.9	465.5
Real estate joint ventures and limited partnerships	120.0	130.5	318.5	313.0
Marketable securities	(60.0)	1.3	(20.7)	137.5
Mortgage loans payable	65.5	(25.8)	107.3	(54.5)

Net change in unrealized appreciation on investments and mortgage loans payable	433.3	247.6	1,149.0	861.5

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	430.5	174.0	914.5	791.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$521.9	$275.8	$1,188.0	$1,080.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
FROM OPERATIONS
Investment income, net	$91.4	$101.8	$273.5	$288.3
Net realized loss on investments	(2.8)	(73.6)	(234.5)	(69.8)
Net change in unrealized appreciation on investments and mortgage loans payable	433.3	247.6	1,149.0	861.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	521.9	275.8	1,188.0	1,080.0

FROM PARTICIPANT TRANSACTIONS
Premiums	550.0	489.4	1,726.4	1,450.7
Liquidity units redeemed—Note 3	—	(314.2)	(325.4)	(620.3)
Annuity payments	(7.3)	(6.7)	(21.0)	(18.6)
Withdrawals and death benefits	(335.7)	(241.6)	(957.8)	(723.1)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	207.0	(73.1)	422.2	88.7

NET INCREASE IN NET ASSETS	728.9	202.7	1,610.2	1,168.7
NET ASSETS
Beginning of period	15,742.4	14,493.2	14,861.1	13,527.2

End of period	$16,471.3	$14,695.9	$16,471.3	$14,695.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,188.0	$1,080.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	234.5	69.8
Net change in unrealized appreciation on investments and mortgage loans payable	(1,149.0)	(861.5)
Purchase of real estate properties	(395.1)	(521.5)
Capital improvements on real estate properties	(130.9)	(129.9)
Proceeds from sale of real estate properties	411.8	97.8
Purchases of long term investments	(335.4)	(644.2)
Proceeds from sale of long term investments	184.8	251.3
(Increase) decrease in other investments	(591.4)	374.6
Change in due to (from) investment advisor	(19.7)	16.7
Decrease (increase) in other assets	11.4	(17.3)
Decrease in other liabilities	5.5	17.9

NET CASH USED IN OPERATING ACTIVITIES	(585.5)	(266.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	900.0	182.6
Payments of mortgage loans	(742.3)	(7.5)
Premiums	1,726.4	1,450.7
Liquidity units redeemed	(325.4)	(620.3)
Annuity payments	(21.0)	(18.6)
Withdrawals and death benefits	(957.8)	(723.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	579.9	263.8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5.6)	(2.5)
CASH AND CASH EQUIVALENTS
Beginning of period	21.7	17.5

End of period	$16.1	$15.0

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$90.9	$88.1

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

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (“REIT”) (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. Management has analyzed the Account’s tax positions taken for all open federal income tax years (2007-2012) and has concluded no provisions for federal income tax are required as of September 30, 2013.

Restricted Cash: The Account held $52.2 million and $61.4 million as of September 30, 2013 and December 31, 2012, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6–Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

TIAA also provides a liquidity guarantee to the Account, for a fee, to ensure that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests. TIAA ensures sufficient funds are available for such transfer and withdrawal requests by purchasing accumulation units of the Account. See Note 3–Related Party Transactions below.

To the extent TIAA owns accumulation units issued pursuant to the liquidity guarantee, the independent fiduciary monitors and oversees, among other things, TIAA’s ownership interest in the Account and may require TIAA to eventually redeem some of its units, particularly when the Account has non-invested cash or liquid investments available. TIAA also receives a fee for assuming certain mortality and expense risks.

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 7–Financial Highlights.

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

As of March 31, 2013, the independent fiduciary had completed the systematic redemption of all of the liquidity units held by TIAA. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September, December 2012, and March 2013, representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.9%	15.2%	6.8%	—	0.3%	43.2%
Apartment	9.1%	7.9%	4.9%	—	—	21.9%
Retail	3.2%	4.4%	8.2%	1.6%	0.2%	17.6%
Industrial	1.4%	7.5%	3.6%	—	0.9%	13.4%
Other(3)	3.2%	0.2%	0.4%	—	0.1%	3.9%

Total	37.8%	35.2%	23.9%	1.6%	1.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (unaudited) and December 31, 2012, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2013
Real Estate properties	$—	$—	$11,245.2	$11,245.2
Real Estate joint ventures	—	—	2,478.0	2,478.0
Limited partnerships	—	—	359.2	359.2
Marketable securities:
Real Estate related	1,514.3	—	—	1,514.3
Government agency notes	—	1,774.0	—	1,774.0
United States Treasury securities	—	1,387.0	—	1,387.0

Total Investments at September 30, 2013	$1,514.3	$3,161.0	$14,082.4	$18,757.7

Mortgage loans payable	$—	$—	$(2,350.9)	$(2,350.9)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2012
Real Estate properties	$—	$—	$10,554.6	$10,554.6
Real Estate joint ventures	—	—	2,291.5	2,291.5
Limited partnerships	—	—	339.8	339.8
Marketable securities:
Real Estate related	1,332.3	—	—	1,332.3
Government agency notes	—	1,379.6	—	1,379.6
United States Treasury securities	—	1,190.1	—	1,190.1

Total Investments at December 31, 2012	$1,332.3	$2,569.7	$13,185.9	$17,087.9

Mortgage loans payable	$—	$—	$(2,282.6)	$(2,282.6)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and September 30, 2012 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2013
Beginning balance July 1, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)
Total realized and unrealized gains included in changes in net assets	307.7	96.9	11.7	416.3	65.5
Purchases(1)	138.6	43.8	1.8	184.2	(170.0)
Sales	—	—	—	—	—
Settlements(2)	—	(6.4)	(2.5)	(8.9)	8.4

Ending balance September 30, 2013	$11,245.2	$2,478.0	$359.2	$14,082.4	$(2,350.9)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	570.0	205.9	26.3	802.2	89.4
Purchases(1)	532.4	44.0	3.2	579.6	(900.0)
Sales	(411.8)	—	—	(411.8)	—
Settlements(2)	—	(63.4)	(10.1)	(73.5)	742.3

Ending balance September 30, 2013	$11,245.2	$2,478.0	$359.2	$14,082.4	$(2,350.9)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2012
Beginning balance July 1, 2012	$10,306.2	$1,834.1	$333.9	$12,474.2	$(2,133.4)
Total realized and unrealized gains included in changes in net assets	114.8	68.0	13.0	195.8	8.2
Purchases(1)	470.4	50.1	7.1	527.6	(92.6)
Sales	(51.6)	—	—	(51.6)	—
Settlements(2)	—	(157.9)	(12.5)	(170.4)	2.5

Ending balance September 30, 2012	$10,839.8	$1,794.3	$341.5	$12,975.6	$(2,215.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	433.5	229.9	31.2	694.6	(12.1)
Purchases(1)	646.5	131.1	18.8	796.4	(182.6)
Sales	(97.8)	—	—	(97.8)	—
Settlements(2)	—	(158.1)	(16.0)	(174.1)	7.6

Ending balance September 30, 2012	$10,839.8	$1,794.3	$341.5	$12,975.6	$(2,215.3)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2013 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 9.5% (7.1%) 5.0% - 8.3% (6.0%)

		Income Approach— Direct Capitalization	Overall Capitalization Rate	4.8% - 7.5% (5.5%)

	Industrial	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.0% (7.5%) 5.5% - 8.0% (6.3%)

		Income Approach— Direct Capitalization	Overall Capitalization Rate	4.8% - 8.3% (5.7%)

	Residential	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.0% (6.6%) 4.3% - 6.3% (5.0%)

		Income Approach— Direct Capitalization	Overall Capitalization Rate	3.8% - 5.8% (4.4%)

	Retail	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 13.0% (7.6%) 5.5% - 12.5% (6.5%)

		Income Approach— Direct Capitalization	Overall Capitalization Rate	4.5% - 12.0% (5.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	33.0% - 60.0% (45.2%) 2.2% - 4.7% (3.8%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	33.0% - 60.0% (45.2%) 1.2% - 3.1% (1.9%)

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.0% - 62.0% (47.5%) 2.9% - 4.5% (4.1%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	35.0% - 62.0% (47.5%) 1.3% - 3.2% (2.1%)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.0% - 144.0% (61.5%) 2.6% - 7.5% (4.5%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premiums	29.0% - 144.0% (61.5%) 1.0% - 13.5% (4.5%)

Real Estate Properties and Joint Ventures: The significant unobservable inputs used in the fair value measurement of the Account’s real estate property and joint venture investments are the selection of certain investment rates (Discount Rate, Terminal Capitalization Rate, and Overall Capitalization Rate). Significant increases or decreases in any of those inputs in isolation would result in significantly lower or higher fair value measurements, respectively.

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

During the nine months ended September 30, 2013 and 2012 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2013	$307.8	$97.9	$11.8	$417.5	$65.5

For the nine months ended September 30, 2013	$590.6	$210.5	$25.5	$826.6	$73.5

For the three months ended September 30, 2012	$116.0	$70.0	$42.8	$228.8	$8.2

For the nine months ended September 30, 2012	$436.3	$231.9	$60.3	$728.5	$(12.1)

Note 6—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of		Maturity
		September 30, 2013	December 31, 2012
		(Unaudited)
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$—	$208.4	February 28, 2013
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	—	23.9	June 1, 2013
South Frisco Village	5.85% paid monthly	—	26.3	June 1, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	—	8.0	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	109.7	110.8	December 7, 2014
Windsor at Lenox Park(5)	4.43% paid monthly	24.0	24.0	August 1, 2015
San Montego Apartments(5)(6)	4.47% paid monthly	21.8	21.8	August 1, 2015
Montecito Apartments(5)(6)	4.47% paid monthly	20.2	20.2	August 1, 2015
Phoenician Apartments(5)(6)	4.47% paid monthly	21.3	21.3	August 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	36.4	36.9	September 11, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)(9)	3.75% paid monthly	200.0	145.0	June 1, 2023
1001 Pennsylvania Avenue(9)	3.70% paid monthly	330.0	210.0	June 1, 2023
50 Fremont Street(5)(9)	3.75% paid monthly	200.0	135.0	June 1, 2023
780 Third Avenue(5)	3.55% paid monthly	150.0	—	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	—	August 1, 2025
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,395.6	$2,253.8
Fair Value Adjustment(4)		(44.7)	28.8

Total mortgage loans payable		$2,350.9	$2,282.6

(1)	The mortgage is adjusted monthly for principal payments.

(2)	The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2012.

(3)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans payable on these individual properties which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties which are held within Palomino Park.

(9)	Represents mortgage loans that were refinanced in the quarter ended June 30, 2013, into 10-year loans with interest only due for the first five years and principal paymments due thereafter.

Note 7—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2013	Years Ended December 31,
		2012	2011	2010
	(Unaudited)
Per Accumulation Unit data:
Rental income	$11.445	$16.345	$17.224	$19.516
Real estate property level expenses and taxes	6.255	9.059	8.640	9.987

Real estate income, net	5.190	7.286	8.584	9.529
Other income	1.861	2.178	2.143	2.214

Total income	7.051	9.464	10.727	11.743
Expense charges(1)	1.991	2.562	2.390	2.167

Investment income, net	5.060	6.902	8.337	9.576
Net realized and unrealized gain on investments and mortgage loans payable	16.485	18.013	20.144	16.143

Net increase in Accumulation Unit Value	21.545	24.915	28.481	25.719
Accumulation Unit Value:
Beginning of period	272.569	247.654	219.173	193.454

End of period	$294.114	$272.569	$247.654	$219.173

Total return	7.90%	10.06%	12.99%	13.29%
Ratios to Average net Assets(2):
Expenses(1)	0.69%	0.95%	0.98%	1.09%
Investment income, net	1.76%	2.55%	3.42%	4.84%
Portfolio turnover rate(2):
Real estate properties(3)	1.91%	10.22%	3.01%	1.01%
Marketable securities(4)	7.00%	21.92%	3.43%	19.18%
Accumulation Units outstanding at end of period (in millions):	54.8	53.3	53.4	48.1
Net assets end of period (in millions)	$16,471.3	$14,861.1	$13,527.2	$10,803.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the nine month period ended September 30, 2013 are not annualized.

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

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Outstanding:
Beginning of period	53.3	53.4
Credited for premiums	6.1	7.4
Liquidity units redeemed—Note 3	(1.2)	(3.6)
Annuity, other periodic payments, withdrawals and death benefits	(3.4)	(3.9)

End of period	54.8	53.3

Note 9—Commitments and Contingencies

Commitments—The Account had $3.6 million and $6.8 million of outstanding immediately callable commitments to purchase additional interests in three of its limited partnership investments as of September 30, 2013 and December 31, 2012, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—59.9% and 61.8%

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
Arizona:
Camelback Center	Office	$38.5		$32.6
Kierland Apartment Portfolio	Apartments	120.4	(1)	114.1	(1)
Phoenix Apartment Portfolio	Apartments	—		33.6
California:
3 Hutton Centre Drive	Office	41.4		38.6
50 Fremont Street	Office	483.6	(1)	433.9	(1)
88 Kearny Street	Office	111.1		101.7
275 Battery Street	Office	248.0		241.0
Centre Pointe and Valley View	Industrial	31.5		30.5
Cerritos Industrial Park	Industrial	85.6		83.3
Charleston Plaza	Retail	82.0	(1)	80.0	(1)
Great West Industrial Portfolio	Industrial	118.0		106.2
Holly Street Village	Apartments	123.7		—
Larkspur Courts	Apartments	110.9		93.4
Northpark Village Square	Retail	41.5		41.4
Northern CA RA Industrial Portfolio	Industrial	47.4		45.3
Oceano at Warner Center	Apartments	86.9		—
Ontario Industrial Portfolio	Industrial	313.3		304.1
Pacific Plaza	Office	81.3		75.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	122.5		107.0
Regents Court	Apartments	78.4	(1)	81.6	(1)
Southern CA RA Industrial Portfolio	Industrial	88.8		86.9
The Forum at Carlsbad	Retail	192.0	(1)	186.0	(1)
The Legacy at Westwood	Apartments	125.8	(1)	111.5	(1)
Westcreek	Apartments	35.9		34.7
West Lake North Business Park	Office	48.5		46.3
Westwood Marketplace	Retail	108.0		108.1
Wilshire Rodeo Plaza	Office	179.5	(1)	171.0	(1)
Colorado:
Palomino Park	Apartments	262.2	(1)	247.4	(1)
South Denver Marketplace	Retail	69.7		—
Connecticut:
Ten & Twenty Westport Road	Office	155.3		145.1
Florida:
701 Brickell Avenue	Office	268.3		230.9
North 40 Office Complex	Office	29.3		28.6
Plantation Grove	Retail	10.5		10.3
Publix at Weston Commons	Retail	54.0	(1)	52.0	(1)
Quiet Waters at Coquina Lakes	Apartments	—		26.6
Seneca Industrial Park	Industrial	71.7		74.6
South Florida Apartment Portfolio	Apartments	79.3		79.7
Suncrest Village Shopping Center	Retail	11.3		11.4
The Fairways of Carolina	Apartments	—		25.1
The Residences at the Village of Merrick Park	Apartments	59.0		53.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
Urban Centre	Office	$106.4		$105.5
Weston Business Center	Industrial	88.4		87.5
France:
Printemps de L’Homme	Retail	222.3		209.2
Georgia:
Atlanta Industrial Portfolio	Industrial	40.4		42.5
Glenridge Walk	Apartments	40.0		37.6
Reserve at Sugarloaf	Apartments	—		43.0	(1)
Shawnee Ridge Industrial Portfolio	Industrial	58.6		58.3
Windsor at Lenox Park	Apartments	65.2	(1)	55.0	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	61.7		58.3
Chicago Industrial Portfolio	Industrial	67.1		66.2
Parkview Plaza	Office	39.8		39.3
Maryland:
The Shops at Wisconsin Place	Retail	98.1		96.3
Massachusetts:
99 High Street	Office	426.3	(1)	386.2	(1)
Northeast RA Industrial Portfolio	Industrial	29.4		28.1
Residence at Rivers Edge	Apartments	89.9		88.8
501 Boylston Street(7)	Office	360.4		289.9
Nevada:
Fernley Distribution Facility	Industrial	6.9		7.3
New Jersey:
Konica Photo Imaging Headquarters	Industrial	20.4		19.1
Marketfair	Retail	87.4		72.2
Mohawk Distribution Center	Industrial	83.3		—
Plainsboro Plaza	Retail	—		23.5
South River Road Industrial	Industrial	54.3		47.4
New York:
425 Park Avenue	Ground Lease	400.0		330.0
780 Third Avenue	Office	365.0	(1)	335.4
The Colorado	Apartments	190.5	(1)	161.0	(1)
The Corner	Apartments	231.0	(1)	228.0	(1)
Pennsylvania:
Lincoln Woods	Apartments	—		31.0
The Pepper Building	Apartments	50.3		52.5
Tennessee:
Summit Distribution Center	Industrial	16.8		19.6
Texas:
Dallas Industrial Portfolio	Industrial	176.1		164.6
Four Oaks Place	Land	36.8		16.2
Houston Apartment Portfolio	Apartments	256.3	(1)	244.4	(1)
Lincoln Centre	Office	253.5	(1)	230.9	(1)
Pinnacle Industrial Portfolio	Industrial	43.8		42.0
South Frisco Village	Retail	—		34.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
The Caruth	Apartments	$80.7	(1)	$78.1	(1)
The Maroneal	Apartments	52.6		48.5
Cliffs at Barton Creek	Apartments	37.2		—
United Kingdom:
1 & 7 Westferry Circus	Office	—		223.5	(1)
Virginia:
8270 Greensboro Drive	Office	41.4		34.0
Ashford Meadows Apartments	Apartments	102.8	(1)	100.3	(1)
The Ellipse at Ballston	Office	85.2		78.3
The Palatine	Apartments	130.0	(1)	134.2	(1)
Washington:
Circa Green Lake	Apartments	85.0		84.0
Creeksides at Centerpoint	Office	18.5		20.2
Fourth and Madison	Office	432.8	(1)	429.3	(1)
Millennium Corporate Park	Office	139.6		139.4
Northwest RA Industrial Portfolio	Industrial	26.6		26.0
Pacific Corporate Park	Industrial	35.1		35.0
Prescott Wallingford Apartments	Apartments	53.6		53.6
Rainier Corporate Park	Industrial	85.9		88.5
Regal Logistics Campus	Industrial	71.7		69.5
Washington DC:
1001 Pennsylvania Avenue	Office	726.1	(1)	679.4	(1)
1401 H Street, NW	Office	232.5	(1)	211.3	(1)
1900 K Street, NW	Office	283.0		257.7
Mass Court	Apartments	169.3	(1)	169.0	(1)
Mazza Gallerie	Retail	74.1		70.0

TOTAL REAL ESTATE PROPERTIES (Cost $10,473.1 and $10,543.6)		$11,245.2		$10,554.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.1% and 15.4%
REAL ESTATE JOINT VENTURES—13.2% and 13.4%

Location/Description	Type	Fair Value
		2013		2012
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$261.1	(2)	$228.4	(2)
CA—Treat Towers LP Treat Towers (75% Account Interest)	Office	—		2.1	(5)
Valencia Town Center Associates LP Valencia Town Center (49.9% Account Interest)	Retail	103.8	(2)	99.1	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	441.8	(2)	386.2	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	115.5		149.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	190.6		137.0	(2)
Georgia:
GA—Buckhead LLC Prominence in Buckhead (75% Account Interest)	Office	0.2	(5)	2.4	(5)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	13.8		14.6
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	207.4		195.5
New York:
RGM 42, LLC MiMA (70% Account Interest)	Apartments	290.8	(2)	282.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	72.1	(2)	67.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	274.8		261.2
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	409.8	(2,3)	386.3	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	95.6	(2,3)	78.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.7	(2,3,6)	1.3	(2,3,6)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,229.8 and $2,287.6)		$2,478.0		$2,291.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Location/Description	Fair Value
	2013	2012
	(Unaudited)
LIMITED PARTNERSHIPS—1.9% and 2.0%
Cobalt Industrial REIT (10.998% Account Interest)	$25.0	$26.1
Colony Realty Partners LP (5.27% Account Interest)	20.6	20.5
Heitman Value Partners Fund (8.43% Account Interest)	0.8	3.9
Lion Gables Apartment Fund (18.46% Account Interest)	281.8	258.0
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	31.0	31.3

TOTAL LIMITED PARTNERSHIPS (Cost $260.1 and $266.2)	$359.2	$339.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,489.9 and $2,553.8)	$2,837.2	$2,631.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

MARKETABLE SECURITIES—25.0% and 22.8%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.1% and 7.8%

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
139,832	111,782	Acadia Realty Trust	$3.5	$2.8
33,840	30,210	Agree Realty Corporation	1.0	0.8
5,049	4,959	Alexander’s, Inc.	1.5	1.6
178,587	151,807	Alexandria Real Estate Equities, Inc.	11.4	10.5
86,953	94,923	American Assets Trust, Inc.	2.7	2.7
262,419	250,699	American Campus Communities, Inc.	9.0	11.6
114,990	—	American Homes 4 Rent	1.9	—
457,300	376,970	American Realty Capital Properties, Inc.	5.6	4.4
45,810	—	American Residential Property	0.8	—
986,009	944,789	American Tower Corp.	73.1	73.0
363,223	346,913	Apartment Investment and Management Company	10.1	9.4
47,530	—	Armada Hoffler Properties Inc.	0.5	—
156,183	164,643	Ashford Hospitality Trust, Inc.	1.9	1.7
128,225	122,355	Associated Estates Realty Corporation	1.9	2.0
321,390	270,130	Avalonbay Communities, Inc.	40.9	36.6
29,210	—	Aviv REIT, Inc.	0.7	—
482,177	366,497	BioMed Realty Trust, Inc.	9.0	7.1
376,685	356,885	Boston Properties, Inc.	40.3	37.8
395,829	346,409	Brandywine Realty Trust	5.2	4.2
189,418	182,748	BRE Properties, Inc.	9.6	9.3
212,246	200,136	Camden Property Trust	13.0	13.7
161,828	95,388	Campus Crest Communities, Inc.	1.8	1.2
212,259	160,579	CapLease, Inc.	1.8	0.9
426,477	383,657	CBL & Associates Properties, Inc.	8.1	8.1
183,285	183,285	Cedar Shopping Centers, Inc.	0.9	1.0
551,900	—	Chambers Street Properties	4.8	—
57,737	39,517	Chatham Lodging Trust	1.0	0.6
123,712	96,842	Chesapeake Lodging Trust	2.9	2.0
1,174,270	—	Cole Real Estate Investments	14.4	—
200,614	209,214	Colonial Properties Trust	4.5	4.5
294,418	198,258	CommonWealth REIT	6.5	3.1
55,183	54,983	CoreSite Realty Corporation	1.9	1.5
207,453	192,453	Corporate Office Properties Trust	4.8	4.8
277,710	—	Corrections Corporation of America	9.6	—
435,676	253,566	Cousins Properties Incorporated	4.5	2.1
336,620	297,270	Cubesmart	6.0	4.3
44,330	—	CyrusOne Inc	0.8	—
797,530	631,210	DCT Industrial Trust, Inc.	5.7	4.1
633,688	737,598	DDR Corp	10.0	11.6
489,827	476,317	DiamondRock Hospitality Company	5.2	4.3
320,872	293,762	Digital Realty Trust, Inc.	17.0	19.9
326,594	249,384	Douglas Emmett, Inc.	7.7	5.8
809,306	655,776	Duke Realty Corporation	12.5	9.1
161,116	154,886	DuPont Fabros Technology, Inc.	4.2	3.7
74,049	69,659	EastGroup Properties, Inc.	4.4	3.7
293,651	277,561	Education Realty Trust, Inc.	2.7	3.0
187,246	99,898	Equity Lifestyle Properties, Inc.	6.4	6.7
143,936	139,076	Equity One, Inc.	3.1	2.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
886,664	773,034	Equity Residential	$47.5	$43.8
117,232	112,092	EPR Properties	5.7	5.2
94,079	86,689	Essex Property Trust, Inc.	13.9	12.7
119,155	90,725	Excel Trust, Inc.	1.4	1.1
258,002	260,722	Extra Space Storage, Inc.	11.8	9.5
162,766	153,346	Federal Realty Investment Trust	16.5	16.0
300,775	300,415	FelCor Lodging Trust Incorporated	1.9	1.4
273,923	237,873	First Industrial Realty Trust, Inc.	4.5	3.3
151,941	124,191	First Potomac Realty Trust	1.9	1.5
225,189	200,089	Franklin Street Properties Corp.	2.9	2.5
1,375,179	1,118,209	General Growth Properties, Inc.	26.5	22.2
171,490	—	GEO Group Inc/The	5.7	—
63,548	61,368	Getty Realty Corp.	1.2	1.1
34,020	27,330	Gladstone Commercial Corporation	0.6	0.5
360,422	337,882	Glimcher Realty Trust	3.5	3.7
139,597	96,757	Government Properties Income Trust	3.3	2.3
1,128,719	1,078,709	HCP, Inc.	46.2	48.7
708,958	616,402	Health Care REIT, Inc.	44.2	37.8
109,880	111,500	Healthcare Trust of America	1.2	1.1
241,762	209,252	Healthcare Realty Trust Incorporated	5.6	5.0
441,823	478,813	Hersha Hospitality Trust	2.5	2.4
224,539	184,529	Highwoods Properties, Inc.	7.9	6.2
140,210	121,160	Home Properties, Inc.	8.1	7.4
350,350	297,940	Hospitality Properties Trust	9.9	7.0
1,857,264	1,712,374	Host Hotels & Resorts, Inc.	32.8	26.8
106,312	86,872	Hudson Pacific Properties, Inc.	2.1	1.8
216,059	220,139	Inland Real Estate Corporation	2.2	1.8
256,491	223,541	Investors Real Estate Trust	2.1	2.0
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	95.6	97.1
189,243	177,253	Kilroy Realty Corporation	9.5	8.4
1,013,463	966,453	Kimco Realty Corporation	20.5	18.7
242,483	172,013	Kite Realty Group Trust	1.4	1.0
237,792	204,562	LaSalle Hotel Properties	6.8	5.2
543,895	423,245	Lexington Realty Trust	6.1	4.4
357,550	280,060	Liberty Property Trust	12.7	10.0
87,896	73,286	LTC Properties, Inc.	3.3	2.6
220,933	208,783	Mack-Cali Realty Corporation	4.9	5.5
141,919	141,919	Maguire Properties, Inc.	0.4	0.4
407,967	327,007	Medical Properties Trust, Inc.	5.0	3.9
105,184	99,184	Mid-America Apartment Communities, Inc.	6.6	6.4
102,977	108,037	Monmouth Real Estate Investment Corporation	0.9	1.1
61,794	66,724	National Health Investors, Inc.	3.5	3.8
303,970	262,980	National Retail Properties, Inc.	9.7	8.2
291,533	263,613	Omega Healthcare Investors, Inc.	8.7	6.3
31,357	40,857	One Liberty Properties, Inc.	0.6	0.8
111,749	83,079	Parkway Properties, Inc.	2.0	1.2
153,837	144,447	Pebblebrook Hotel Trust	4.4	3.3
162,035	136,245	Pennsylvania Real Estate Investment Trust	3.0	2.4
23,540	—	Physicians Realty Investment Trust	0.3	—
416,642	400,132	Piedmont Office Realty Trust, Inc.	7.2	7.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
			(Unaudited)
403,607	387,897	Plum Creek Timber Company, Inc.	$18.9	$17.2
133,253	129,083	Post Properties, Inc.	6.0	6.5
92,248	98,748	Potlatch Corporation	3.7	3.9
1,241,751	1,092,281	ProLogis	46.7	39.9
44,010	42,980	PS Business Parks, Inc.	3.3	2.8
355,269	303,799	Public Storage, Inc.	57.0	44.0
150,090	115,370	Ramco-Gershenson Properties Trust	2.3	1.5
312,549	291,439	Rayonier, Inc.	17.4	15.1
488,164	316,623	Realty Income Corporation	19.4	12.7
178,566	126,316	Retail Opportunity Investment	2.5	1.6
468,255	315,375	Retail Properties of America	6.4	3.8
226,468	213,778	Regency Centers Corporation	10.9	10.1
39,760	—	Rexford Industrial Realty Inc.	0.5	—
305,364	251,880	RLJ Lodging Trust	7.2	4.9
53,113	60,523	Rouse Properties, Inc.	1.1	1.0
132,720	—	Ryman Hospitality Properties	4.6	—
32,736	38,426	Saul Centers, Inc.	1.5	1.7
71,680	46,820	Select Income Real Estate Investment Trust	1.8	1.2
471,147	420,127	Senior Housing Properties Trust	11.0	9.9
93,740	—	Silver Bay Realty Trust Corp	1.5	—
763,696	731,366	Simon Property Group, Inc.	113.2	115.6
227,135	214,765	SL Green Realty Corp.	20.2	16.5
78,699	70,949	Sovran Self Storage, Inc.	6.0	4.4
885,451	79,685	Spirit Realty Capital Inc.	8.1	1.4
104,960	86,560	Stag Industrial, Inc.	2.1	1.6
417,139	495,039	Strategic Hotels & Resorts, Inc.	3.6	3.2
165,518	114,628	Summit Hotel Properties, Inc.	1.5	1.1
85,816	71,926	Sun Communities, Inc.	3.7	2.9
95,403	89,143	Sun Healthcare Group, Inc.	2.2	1.9
409,166	328,016	Sunstone Hotel Investors, L.L.C.	5.2	3.5
231,504	223,024	Tanger Factory Outlet Centers, Inc.	7.6	7.6
157,399	147,289	Taubman Centers, Inc.	10.6	11.6
59,134	36,064	Terreno Realty Corporation	1.1	0.6
350,982	325,632	The Macerich Company	19.8	19.0
625,661	596,001	UDR, Inc.	14.8	14.2
31,724	31,724	UMH Properties, Inc.	0.3	0.3
31,798	31,418	Universal Health Realty Income Trust	1.3	1.6
58,833	56,293	Urstadt Biddle Properties, Inc.	1.2	1.1
733,348	700,308	Ventas, Inc.	45.1	45.3
416,053	443,493	Vornado Realty Trust	35.0	35.5
164,207	160,177	Washington Real Estate Investment Trust	4.1	4.2
273,110	288,060	Weingarten Realty Investors	8.0	7.7
1,446,418	1,289,368	Weyerhaeuser Company	41.4	35.9
45,930	26,270	Whitestone Real Estate Investment Trust B	0.7	0.4
80,257	66,697	Winthrop Realty Trust	0.9	0.7
145,290	114,000	WP Carey Inc.	9.4	5.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,376.1 and $1,175.7)			$1,514.3	$1,332.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.9% and 15.0%
GOVERNMENT AGENCY NOTES—9.5% and 8.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$12.0	Fannie Mae Discount Notes	0.122%	1/2/2013	$—	$12.0
—	44.0	Fannie Mae Discount Notes	0.086%	1/16/2013	—	44.0
—	20.5	Fannie Mae Discount Notes	0.122%	1/30/2013	—	20.5
—	45.2	Fannie Mae Discount Notes	0.137%	2/6/2013	—	45.1
—	26.8	Fannie Mae Discount Notes	0.127%	2/27/2013	—	26.8
—	25.0	Fannie Mae Discount Notes	0.130%	3/13/2013	—	25.0
—	10.0	Fannie Mae Discount Notes	0.142%	3/20/2013	—	10.0
—	100.0	Fannie Mae Discount Notes	0.149%	6/12/2013	—	100.0
25.0	—	Fannie Mae Discount Notes	0.101%	10/1/2013	25.0	—
46.0	—	Fannie Mae Discount Notes	0.030%-0.076%	10/2/2013	45.9	—
20.8	—	Fannie Mae Discount Notes	0.117%	10/9/2013	20.8	—
57.2	—	Fannie Mae Discount Notes	0.051%	10/16/2013	57.2	—
5.2	—	Fannie Mae Discount Notes	0.096%	10/23/2013	5.2	—
50.0	—	Fannie Mae Discount Notes	0.091%	10/25/2013	50.0	—
50.0	—	Fannie Mae Discount Notes	0.101%	11/6/2013	50.0	—
11.8	—	Fannie Mae Discount Notes	0.122%	11/20/2013	11.8	—
32.7	—	Fannie Mae Discount Notes	0.056%	11/26/2013	32.7	—
41.0	—	Fannie Mae Discount Notes	0.051%	11/27/2013	41.0	—
10.7	—	Fannie Mae Discount Notes	0.127%	12/4/2013	10.6	—
32.1	—	Fannie Mae Discount Notes	0.056%-0.122%	12/11/2013	32.1	—
20.0	—	Fannie Mae Discount Notes	0.076%	12/12/2013	20.0	—
23.5	—	Fannie Mae Discount Notes	0.071%	12/17/2013	23.5	—
33.1	—	Fannie Mae Discount Notes	0.023%-0.112%	12/18/2013	33.1	—
3.5	—	Fannie Mae Discount Notes	0.112%	1/21/2014	3.5	—
6.0	—	Fannie Mae Discount Notes	0.035%	1/22/2014	6.0	—
5.0	—	Fannie Mae Discount Notes	0.066%	2/5/2014	5.0	—
—	13.0	Federal Farm Credit Bank Discount Notes	0.091%	5/6/2013	—	13.0
—	29.3	Federal Home Loan Bank Discount Notes	0.117%	1/4/2013	—	29.3
—	50.0	Federal Home Loan Bank Discount Notes	0.106%	1/9/2013	—	50.0
—	16.5	Federal Home Loan Bank Discount Notes	0.137%	1/11/2013	—	16.5
—	8.0	Federal Home Loan Bank Discount Notes	0.132%	1/16/2013	—	8.0
—	41.9	Federal Home Loan Bank Discount Notes	0.157%	1/23/2013	—	41.9
—	29.0	Federal Home Loan Bank Discount Notes	0.142%	1/23/2013	—	29.0
—	50.0	Federal Home Loan Bank Discount Notes	0.142%	2/13/2013	—	50.0
—	19.4	Federal Home Loan Bank Discount Notes	0.137%	2/20/2013	—	19.4
—	56.0	Federal Home Loan Bank Discount Notes	0.127%	2/22/2013	—	56.0
—	80.0	Federal Home Loan Bank Discount Notes	0.127%	3/1/2013	—	80.0
—	57.0	Federal Home Loan Bank Discount Notes	0.112%	3/6/2013	—	57.0
—	17.1	Federal Home Loan Bank Discount Notes	0.117%	3/13/2013	—	17.1
—	41.6	Federal Home Loan Bank Discount Notes	0.147%	5/3/2013	—	41.5
—	11.5	Federal Home Loan Bank Discount Notes	0.096%-0.157%	5/10/2013	—	11.5
—	52.7	Federal Home Loan Bank Discount Notes	0.157%-0.162%	5/29/2013	—	52.7
—	50.0	Federal Home Loan Bank Discount Notes	0.127%	6/19/2013	—	50.0
61.8	—	Federal Home Loan Bank Discount Notes	0.061%-0.091%	10/4/2013	61.8	—
50.0	—	Federal Home Loan Bank Discount Notes	0.051%	10/7/2013	50.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.066%	10/9/2013	30.0	—
100.0	—	Federal Home Loan Bank Discount Notes	0.060%	10/18/2013	100.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$25.0	$—	Federal Home Loan Bank Discount Notes	0.041%	10/23/2013	$25.0	$—
44.0	—	Federal Home Loan Bank Discount Notes	0.071%	11/8/2013	44.0	—
28.5	—	Federal Home Loan Bank Discount Notes	0.030%	11/13/2013	28.5	—
30.0	—	Federal Home Loan Bank Discount Notes	0.046%	11/22/2013	30.0	—
50.7	—	Federal Home Loan Bank Discount Notes	0.048%-0.127%	12/6/2013	50.7	—
30.0	—	Federal Home Loan Bank Discount Notes	0.137%	12/19/2013	30.0	—
34.0	—	Federal Home Loan Bank Discount Notes	0.020%	12/20/2013	34.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.137%	12/26/2013	10.0	—
18.0	—	Federal Home Loan Bank Discount Notes	0.051%-0.122%	12/27/2013	18.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.096%	2/21/2014	10.0	—
45.0	—	Federal Home Loan Bank Discount Notes	0.066%	3/21/2014	45.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	50.0	—
—	22.3	Freddie Mac Discount Notes	0.178%	1/3/2013	—	22.3
—	17.1	Freddie Mac Discount Notes	0.173%	1/7/2013	—	17.1
—	37.6	Freddie Mac Discount Notes	0.152%	1/14/2013	—	37.6
—	74.0	Freddie Mac Discount Notes	0.142%	1/22/2013	—	74.0
—	50.0	Freddie Mac Discount Notes	0.132%	2/11/2013	—	50.0
—	44.4	Freddie Mac Discount Notes	0.117%-0.122%	2/19/2013	—	44.4
—	44.0	Freddie Mac Discount Notes	0.127%	2/25/2013	—	44.0
—	14.0	Freddie Mac Discount Notes	0.127%	2/27/2013	—	14.0
—	50.0	Freddie Mac Discount Notes	0.152%	3/12/2013	—	50.0
—	19.9	Freddie Mac Discount Notes	0.132%	3/18/2013	—	19.9
—	25.0	Freddie Mac Discount Notes	0.137%	4/1/2013	—	25.0
—	25.1	Freddie Mac Discount Notes	0.132%	4/3/2013	—	25.0
—	50.0	Freddie Mac Discount Notes	0.152%	4/17/2013	—	50.0
37.5	—	Freddie Mac Discount Notes	0.010%-0.112%	10/21/2013	37.5	—
100.0	—	Freddie Mac Discount Notes	0.101%	10/22/2013	100.0	—
30.2	—	Freddie Mac Discount Notes	0.096%-0.117%	10/28/2013	30.1	—
48.0	—	Freddie Mac Discount Notes	0.076%	11/5/2013	48.0	—
20.1	—	Freddie Mac Discount Notes	0.056%	11/6/2013	20.1	—
34.0	—	Freddie Mac Discount Notes	0.056%-0.099%	11/12/2013	34.0	—
44.3	—	Freddie Mac Discount Notes	0.096%-0.127%	11/18/2013	44.2	—
3.5	—	Freddie Mac Discount Notes	0.046%-0.127%	11/25/2013	3.4	—
29.3	—	Freddie Mac Discount Notes	0.122%	12/2/2013	29.3	—
13.5	—	Freddie Mac Discount Notes	0.107%	12/3/2013	13.5	—
40.9	—	Freddie Mac Discount Notes	0.041%-0.139%	12/9/2013	40.9	—
51.0	—	Freddie Mac Discount Notes	0.081%-0.132%	12/16/2013	50.9	—
3.0	—	Freddie Mac Discount Notes	0.025%	12/23/2013	3.0	—
14.6	—	Freddie Mac Discount Notes	0.101%	12/30/2013	14.6	—
15.1	—	Freddie Mac Discount Notes	0.086%	1/13/2014	15.1	—
20.0	—	Freddie Mac Discount Notes	0.035%	1/22/2014	20.0	—
13.2	—	Freddie Mac Discount Notes	0.147%	1/23/2014	13.2	—
14.0	—	Freddie Mac Discount Notes	0.127%	2/4/2014	14.0	—
62.8	—	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	62.8	—
33.0	—	Freddie Mac Discount Notes	0.064%	3/24/2014	33.0	—
15.0	—	Freddie Mac Discount Notes	0.061%	4/4/2014	15.0	—
41.0	—	Freddie Mac Discount Notes	0.112%	4/24/2014	41.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,773.8 and $1,379.4)					$1,774.0	$1,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—7.4% and 7.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$50.0	United States Treasury Bills	0.074%-0.103%	1/10/2013	$—	$50.0
—	48.0	United States Treasury Bills	0.084%-0.132%	1/17/2013	—	48.0
—	1.5	United States Treasury Bills	0.135%	1/31/2013	—	1.5
—	97.5	United States Treasury Bills	0.122%-0.153%	2/7/2013	—	97.5
—	50.0	United States Treasury Bills	0.104%	2/21/2013	—	50.0
—	30.7	United States Treasury Bills	0.128%	3/7/2013	—	30.7
—	39.1	United States Treasury Bills	0.086%-0.135%	3/14/2013	—	39.1
—	51.0	United States Treasury Bills	0.050%-0.143%	3/21/2013	—	51.0
—	50.0	United States Treasury Bills	0.144%	3/28/2013	—	50.0
—	2.0	United States Treasury Bills	0.070%-0.106%	4/4/2013	—	2.0
—	50.0	United States Treasury Bills	0.122%	4/11/2013	—	50.0
—	30.0	United States Treasury Bills	0.112%	4/18/2013	—	30.0
—	50.0	United States Treasury Bills	0.072%-0.116%	4/25/2013	—	50.0
—	16.5	United States Treasury Bills	0.061%-0.080%	5/2/2013	—	16.5
—	22.0	United States Treasury Bills	0.091%	5/16/2013	—	22.0
—	13.0	United States Treasury Bills	0.107%-0.135%	6/6/2013	—	13.0
—	20.5	United States Treasury Bills	0.115%	6/20/2013	—	20.5
51.2	—	United States Treasury Bills	0.084%-0.090%	10/3/2013	51.2	—
44.1	—	United States Treasury Bills	0.033%-0.086%	10/10/2013	44.1	—
100.0	—	United States Treasury Bills	0.070%	10/17/2013	100.0	—
7.0	—	United States Treasury Bills	0.062%-0.067%	10/24/2013	7.0	—
48.0	—	United States Treasury Bills	0.056%	11/7/2013	48.0	—
50.0	—	United States Treasury Bills	0.076%	11/21/2013	50.0	—
14.5	—	United States Treasury Bills	0.051%-0.076%	11/29/2013	14.5	—
33.3	—	United States Treasury Bills	0.038%-0.046%	12/5/2013	33.3	—
47.5	—	United States Treasury Bills	0.072%	12/12/2013	47.5	—
31.0	—	United States Treasury Bills	0.053%	12/19/2013	31.0	—
1.5	—	United States Treasury Bills	0.056%	12/26/2013	1.5	—
17.0	—	United States Treasury Bills	0.052%	1/2/2014	17.0	—
26.6	—	United States Treasury Bills	0.031%-0.069%	1/9/2014	26.6	—
30.0	—	United States Treasury Bills	0.046%-0.048%	1/16/2014	30.0	—
30.0	—	United States Treasury Bills	0.071%	1/30/2014	30.0	—
50.0	—	United States Treasury Bills	0.030%-0.043%	3/20/2014	50.0	—
4.0	—	United States Treasury Bills	0.068%	4/3/2014	4.0	—
206.0	—	United States Treasury Bills	0.102%-0.108%	7/24/2014	205.9	—
—	50.0	United States Treasury Notes	0.162%	1/15/2013	—	50.0
—	58.4	United States Treasury Notes	0.172%-0.174%	1/31/2013	—	58.4
—	44.7	United States Treasury Notes	0.163%	2/15/2013	—	44.8
—	20.6	United States Treasury Notes	0.198%	2/28/2013	—	20.6
—	39.4	United States Treasury Notes	0.201%	3/31/2013	—	39.4
—	50.0	United States Treasury Notes	0.161%	4/15/2013	—	50.3
—	28.4	United States Treasury Notes	0.174%	4/30/2013	—	28.4
—	52.8	United States Treasury Notes	0.169%-0.174%	5/15/2013	—	53.0
—	30.0	United States Treasury Notes	0.201%	5/31/2013	—	30.1
—	50.0	United States Treasury Notes	0.177%	7/15/2013	—	50.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
					(Unaudited)
$—	$50.0	United States Treasury Notes	0.187%	7/31/2013	$—	$50.1
—	50.0	United States Treasury Notes	0.194%	8/15/2013	—	50.2
—	39.3	United States Treasury Notes	0.199%	9/30/2013	—	39.3
33.5	3.5	United States Treasury Notes	0.035%-0.206%	10/15/2013	33.5	3.5
50.0	—	United States Treasury Notes	0.135%-0.151%	10/31/2013	50.0	—
44.0	—	United States Treasury Notes	0.154%	11/15/2013	44.0	—
10.0	—	United States Treasury Notes	0.091%	12/31/2013	10.0	—
56.4	—	United States Treasury Notes	0.055%-0.113%	1/31/2014	56.4	—
33.4	—	United States Treasury Notes	0.050%-0.137%	2/28/2014	33.4	—
17.7	—	United States Treasury Notes	0.052%-0.152%	3/31/2014	17.7	—
25.0	—	United States Treasury Notes	0.047%	4/15/2014	25.1	—
77.0	—	United States Treasury Notes	0.093%-0.146%	4/30/2014	77.1	—
24.9	—	United States Treasury Notes	0.065%-0.107%	5/15/2014	25.0	—
100.0	—	United States Treasury Notes	0.072%-0.132%	6/30/2014	100.1	—
42.8	—	United States Treasury Notes	0.114%-0.137%	7/15/2014	42.9	—
30.0	—	United States Treasury Notes	0.137%	7/31/2014	30.0	—
50.0	—	United States Treasury Notes	0.144%-0.159%	8/15/2014	50.2	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,386.9 and $1,189.9)					$1,387.0	$1,190.1

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,160.7 and $2,569.3)					$3,161.0	$2,569.7

TOTAL MARKETABLE SECURITIES (Cost $4,536.8 and $3,745.0)					$4,675.3	$3,902.0

TOTAL INVESTMENTS (Cost $17,499.8 and $16,842.4)					$18,757.7	$17,087.9

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The market value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield at the date of purchase.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(6)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(7)	Investment was formerly named The Newbry.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2013 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	real estate limited partnerships or limited liability companies,

•	REITs, which investments may consist of common or preferred stock interests,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional mortgage loans, participating mortgage loans, and collateralized mortgage obligations, including CMBS and other similar investments.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Historically, less than 10% of the Account’s net assets have been comprised of interests in these securities; although in recent quarters, REIT securities have comprised close to 10% of the Account’s net assets. In particular, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2013, REIT securities comprised approximately 9.2% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of September 30, 2013 the Account held one foreign real estate investment in France which represented 1.3% of the Account’s net assets.

THIRD QUARTER 2013 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. U.S. Gross Domestic Product (“GDP”) grew by 2.8% in the third quarter of 2013, as compared to an increase of 2.5% in the second quarter of 2013. However, consumer and business spending softened during the quarter, and inventory restocking added 0.8% to GDP growth. Excluding inventories, GDP grew a modest 2.0%, which was in line with economists’ expectations. Though the 16 day shutdown of the U.S. federal government occurred after the third quarter ended, economic activity in the third quarter was nonetheless slowed by the impasse which reduced federal government spending and affected consumer and business confidence. The full impact of the shutdown, which according to Standard & Poor’s reduced economic activity by an estimated $24 billion and reduced GDP growth by 0.6%, will be evident in the fourth quarter GDP estimate.

Economic Indicators *

	1Q 2013	2Q 2013	3Q 2013	Forecast	Forecast
				4Q 2013	2013	2014
Economy (1)
Gross Domestic Product (GDP)	1.1%	2.5%	2.0%	2.5%	1.6%	2.6%
Employment Growth (Thousands)	622	547	430	534	2,178	2,400
Unemployment Rate	7.6%	7.6%	7.2%	7.2%	7.5%	7.0%
Interest Rates (2)
10 Year Treasury	1.95%	2.00%	2.70%	2.80%	2.40%	3.10%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

Following the 16 day government shutdown, the U.S. Congress approved last-minute legislation that extended the federal government’s borrowing power in order to avert a financial default by the U.S. government. The legislation, subsequently signed by President Obama, provided funding for the government through January 15, 2014 and raised the debt limit through February 7, 2014. While the agreement averted a U.S. government default, it only temporarily resolved the problem as it set the stage for further negotiations on the federal government budget and debt ceiling that must be completed by early 2014. The potential default sent tremors through the international financial markets during the two week shutdown, with U.S. and foreign government officials warning of the disastrous consequences of a default. Even with the current agreement, economic growth during the fourth quarter could be slowed unless progress on a long term solution is evident.

After its September 17-18 meeting, the Federal Reserve surprised the markets by announcing that it would continue quantitative easing, its $85 billion asset purchase program (“QE3”), until there was additional evidence of an ongoing improvement in the U.S. economy. Financial markets had expected the Fed to announce that it would begin tapering its purchases, and had driven up the yield on the 10-Year Treasury prior to the meeting. After the announcement, yields declined by 25 basis points and have since hovered in the 2.6% range. With the subsequent shutdown of the federal government and its detrimental economic impact, it now seems likely that the Federal Reserve will not begin tapering QE3 until 2014 at the earliest. U.S. stock markets were only modestly affected by the federal debt ceiling impasse as investors expected a debt ceiling deal ultimately to be reached. The S&P 500 added 4.7% in the third quarter, but dropped 2.3% in early October as a U.S. government default appeared imminent. However, it subsequently recovered those losses and gained another 2.9% as of early in the fourth quarter.

Economists, in turn, were busy re-assessing growth forecasts for the balance of 2013 and 2014 given the federal government shutdown and the increased likelihood that interest rates will not rise as much or as soon as previously anticipated. Economists were forced to re-think their assumptions about interest rates given Ben Bernanke’s statement that tapering of the QE3 asset purchase program was not “on a preset course.” Instead, the amount and timing of any tapering program would be determined in large part by two economic indicators—an unemployment rate of 6.5% or less and an inflation rate at no more than a half a percentage point higher than the Fed’s 2.0% target—with current readings of both indicators still far from those marks. While there continues to be uncertainty surrounding the timing of reductions in QE3 asset purchases, most economists still expect the Federal Reserve to keep interest rates low for an extended period. The October 1st Blue Chip survey found that over half of those surveyed did not expect the Federal Reserve to raise the fed funds rate until the second half of 2015 or later. The nomination of Janet Yellen to succeed Ben Bernanke as Federal Reserve Chairman in January 2014 could also lengthen both QE3 and low interest rates given her long-time support of Chairman Bernanke’s policies.

The consensus of economists surveyed as part of the October 1st 2013 Blue Chip Financial Forecast publication was for GDP to grow at a 2.5% rate during the fourth quarter of 2013 and at a 2.6% rate in all of 2014. Employment is expected to grow by an average of 178,000 per month in the fourth quarter of 2013 and to increase to over 200,000 per month in 2014. The unemployment rate is expected to fall to 6.8% by the end of 2014. Economists’ forecasts of GDP and employment growth are still relatively moderate considering that it is now more than four years since the official end of the Great Recession; however, growth of this magnitude would nonetheless provide support for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards.

Commercial real estate activity continued at a steady pace during the third quarter of 2013 as net absorption for the major property sectors either increased or remained stable compared with the second quarter of 2013. Consequently, commercial real estate fundamentals continued to improve modestly across all sectors. Commercial property sales volumes totaled $89.7 billion in the third quarter, up 26% compared to second quarter 2013. Sales increased among all property types except apartments, where Real Capital Analytics noted that transaction volume and activity appear to have lost momentum.

Despite solid market and investment activity, Green Street Advisors’ Commercial Property Price Index (“CPPI”) was unchanged during the third quarter of 2013 as compared with a 3.9% increase in the second quarter of 2013. According to Green Street Advisors: “Property pricing continues to drift sideways as the sharp increase in interest rates that occurred earlier this year has put a brake on the four-year-long recovery in property values.” Despite the flat third quarter, the CPPI increased 6.3% during the first nine months of 2013.

The FTSE NAREIT All Equity REIT index return was a negative 3.1% during the third quarter following a decline of 1.6% in the second quarter. Despite volatility in share prices during the quarter, Green Street Advisors concluded in its October 1, 2013 Real Estate Securities Monthly that REIT prices are in a “fair value range” based on a comparison of current and prospective REIT yields and returns with those of fixed income investments like corporate and high-yield bonds as well as private real estate.

Commercial property returns increased during the third quarter of 2013. For the quarter ending September 30, 2013, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) returns were 3.5%. By comparison, the total return for the quarter ending June 30, 2013 was 3.9%. The NFI- ODCE is a fund-level return index including property investments at ownership share including cash balances and leverage.

Data for the Account’s top five markets in terms of market value as of September 30, 2013 are provided below. These markets represent 49.8% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	91.5%	10	14.3%	10.4%
New York-White Plains-Wayne, NY-NJ	95.6%	7	11.5%	8.4%
Los Angeles-Long Beach-Glendale, CA	89.9%	13	9.6%	7.0%
Boston-Quincy, MA	90.8%	4	7.5%	5.5%
San Francisco-San Mateo-Redwood City, CA	91.4%	4	6.9%	5.1%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Econometric Advisors (“CBRE-EA”), the national office vacancy rate was 15.1% in the third quarter of 2013 as compared to 15.2% in the second quarter of 2013. The office vacancy rate has declined from a peak of 16.9% in the second quarter of 2010; however, the rate of decline continues to be slow as a result of modest job growth and companies seeking to lower overhead costs by reducing the amount office space per employee.

The vacancy rate for the Account’s office portfolio averaged 9.8% as of the third quarter of 2013 which was the same as the second quarter of 2013. As shown in the table below, the vacancy rate of properties owned by the Account in all of its top office markets remained at or below their respective market averages. In Washington DC, the Account’s top market, the vacancy rate of the Account’s properties increased modestly to 10.3% as concerns about the federal government budget and debt ceiling continued to hamper leasing activity. In Boston, the average vacancy rate of the Account’s properties increased to 9.9% due to the loss of a mid-sized tenant in one of the Account’s properties; however, the space has been re-leased in the fourth quarter for an existing tenant’s expansion.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q3	2013Q2	2013Q3	2013Q2

Office	Account/Nation			9.8%	9.8%	15.1%	15.2%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,368.1	7.3%	10.3%	8.8%	15.2%	15.5%
2	Boston-Quincy, MA	$994.1	5.3%	9.9%	8.4%	12.0%	11.9%
3	San Francisco-San Mateo-Redwood City, CA	$842.7	4.5%	9.3%	9.8%	9.5%	9.8%
4	Seattle-Bellevue-Everett, WA	$590.9	3.2%	11.1%	12.1%	13.0%	13.6%
5	Los Angeles-Long Beach-Glendale, CA	$489.1	2.6%	8.4%	10.4%	16.8%	17.1%

*	Source: CBRE-EA.

The Account’s results for the third quarter of 2013 were largely consistent with office market trends at the national level. Demand for office space has historically been driven largely by job growth in the financial and professional and business services sectors. More recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. While job growth in the financial services sector has gained strength since mid-2011, banks and financial firms are reducing space usage in order to improve profitability. Employment growth in the professional and business services sector has remained healthy, with particular strength in the sector’s computer and technology industries evident in markets like San Francisco, Seattle, Boston and New York. Continued gradual improvement in office market conditions appears likely given recent office employment growth trends coupled with minimal construction.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the third quarter due to moderate but ongoing growth in U.S. GDP and industrial production coupled with steady growth in global trade flows. Coastal port markets have been the biggest beneficiaries of the growth in trade. During the third quarter of 2013, the national industrial availability rate fell to 11.7% as compared to 12.0% in the second quarter of 2013. By comparison, the vacancy rate for the Account’s industrial property portfolio rose to 12.2% in the third quarter compared to 8.8% in the second quarter. As shown below, the vacancy rate of the Account’s properties in three of its top five industrial markets were very modest and remained well below their respective market averages. Los Angeles and Ft. Lauderdale were the two exceptions as the average vacancy rate of the Account’s properties either remained high or increased significantly. In Los Angeles, the vacancy rate of the Account’s properties remained elevated due to small tenant turnover; however, recent leasing activity has since lowered the vacancy rate as of early fourth quarter 2013. In Ft. Lauderdale, the average vacancy of the Account’s properties increased significantly due to a large tenant vacating from one of the Account’s properties. Space in the building, which has been subdivided to accommodate the moderate-sized tenants that are more prevalent in the market, is currently being marketed with an outstanding letter of intent being finalized to lease approximately 27% of the available space.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q3	2013Q2	2013Q3	2013Q2

Industrial	Account/Nation			12.2%	8.8%	11.7%	12.0%

1	Riverside-San Bernardino-Ontario, CA	$553.8	3.0%	0.0%	0.0%	10.0%	10.1%
2	Dallas-Plano-Irving, TX	$219.9	1.2%	1.3%	2.8%	11.8%	12.7%
3	Tacoma, WA	$219.3	1.2%	4.8%	6.2%	9.1%	8.7%
4	Los Angeles-Long Beach-Glendale, CA	$205.9	1.1%	19.7%	17.5%	6.3%	6.5%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$160.1	0.9%	20.9%	5.5%	12.8%	13.0%

*	Source: CBRE-EA.

Multi-Family

Apartment markets remained tight during third quarter 2013. The national vacancy rate averaged 4.6%, remaining unchanged from the same rate in second quarter 2013. Effective rents, which include concessions like free rent, grew 3.0% nationally, with the strongest growth continuing to be reported in markets with sizeable high tech sectors such as San Francisco, Seattle, San Jose, Denver, Austin and Portland. Construction has ramped up nationally, with most of the new supply poised to hit the market over the balance of 2013 and in the first half of 2014. Over the near term, however, apartment markets are expected to benefit from favorable demographic and socio-economic trends.

The vacancy rate of the Account’s multi-family portfolio remained low but increased to 5.5% in the third quarter of 2013 as compared with 4.8% in the second quarter. As shown in the table below, the average vacancy rate of the Account’s properties in New York, its largest market, declined to 4.3% due to additional leasing at MiMA, a newly constructed apartment building which was in its initial lease-up when the Account acquired its 70% interest. In Washington D.C., the average vacancy rate of properties owned by the Account declined modestly but remained above the market average as a portion of the units at one of the Account’s properties were undergoing renovation and were not available for lease. In Los Angeles, the average vacancy rate of properties owned by the Account remained above the market average because of a renovation program at two of the Account’s properties and the recent acquisition of a newly constructed property in a top West Coast market which was in its initial lease-up when acquired. The properties are expected to achieve stabilized occupancy during the fourth quarter of 2013. In Houston and Denver, the average vacancy of the Account’s properties remained low but increased modestly in large part due to seasonal factors.

				Account Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013Q3	2013Q2	2013Q3	2013Q2

Apartment	Account/Nation			5.5%	4.8%	4.6%	4.6%

1	New York-White Plains-Wayne, NY-NJ	$712.3	3.8%	4.3%	5.9%	5.1%	5.1%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$402.1	2.1%	6.6%	7.0%	4.4%	4.4%
3	Los Angeles-Long Beach-Glendale, CA	$372.3	2.0%	7.2%	6.7%	3.6%	3.7%
4	Houston-Sugar Land-Baytown, TX	$308.8	1.6%	5.9%	3.0%	5.9%	5.9%
5	Denver-Aurora, CO	$262.2	1.4%	5.4%	3.7%	3.2%	3.7%

*	Source: CBRE-EA.

Retail

Retail market conditions experienced very modest improvement during the quarter as consumer confidence and spending ebbed due to economic uncertainty caused by the government shutdown. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.0% in the third quarter of 2013 as compared with the second quarter of 2013 and 3.5% compared with the third quarter of 2012. Availability rates in neighborhood and community centers continued to average 12.2% in the third quarter of 2013, remaining unchanged from the same rate in the second quarter. In addition, several national retailers reported lackluster quarterly sales. Given the economic and retail market environment, national retailers remain highly selective about opening new stores, with a focus on top metropolitan markets and the best centers. The vacancy rate for the Account’s retail portfolio declined to 4.3% during the third quarter of 2013 as compared with 5.4% in the second quarter of 2013. The vacancy rate of the Account’s retail portfolio remains below the neighborhood and community center average because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

During the third quarter of 2013, commercial real estate fundamentals continued their gradual improvement as the U.S. economy remained on a moderate growth trajectory. Contributing to the improvement in fundamentals were healthy employment growth, moderate construction, and the ready availability of commercial mortgage debt at attractive interest rates. In addition, commercial real estate continued to offer attractive returns over the short- and long-term compared with other asset classes. While economic activity faltered during the government shutdown and metro areas with sizeable U.S. government and defense sectors experienced the greatest impact, activity remained robust in markets with sizeable technology, energy, medical and biotechnology sectors. Despite continued weakness in the global economy, and particularly in Europe, global factors had little dampening effect on U.S. economic growth in the third quarter. Growth in the fourth quarter of 2013 will depend in part upon the successful resolution of outstanding federal budget and debt ceiling issues prior to their early-2014 deadlines. If progress can be demonstrated and economic conditions fall generally in-line with economists’ expectations of continued modest economic growth, real estate market conditions are likely to remain favorable for the remainder of 2013. Achieving a budget and debt ceiling agreement by the end of 2013 would also remove considerable uncertainty for consumers and businesses and set the stage for stronger economic growth in 2014.

Management continued to follow its investment strategy of focusing primarily on apartment, retail and industrial properties in target markets as well as selective opportunities in the office sector. During the third quarter of 2013, the Account acquired a prime community shopping center in Denver and one apartment property in Austin. During the third quarter, one of the Account’s joint venture investments sold two neighborhood shopping centers. Management continued to bolster the Account’s income through aggressive property management and leasing in combination with expense management. As of the third quarter of 2013, the Account’s holdings were 91.3% leased as compared with 92.4% as of the second quarter of 2013. During the third quarter of 2013, the Account’s real estate assets generated a 1.3% income return and a 4.2% capital return. As shown in the graph below, returns for the third quarter of 2013 were the fourteenth consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace during the third quarter of 2013, with the Account maintaining an appropriate cash position as of the end of the quarter. Management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new acquisitions and the redemption of units from participants. The anticipated acquisitions program for the remainder of 2013 will maintain an equal focus on office, industrial, retail, and multi-family properties, taking into account the expected short- and long-term return prospects for the four property types. In general, management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to reduce the Account’s overall weighted cost of capital. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.5 billion portfolio consists of a mix of REIT stocks and index funds that closely replicate the FTSE NAREIT All Equity REIT index, thereby providing the Account with an indirect exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added near term volatility as compared to direct investments in commercial real estate property.

Based on the economic and real estate market outlook for 2013, Management believes that the Account is solidly positioned to benefit from expected ongoing improvement in commercial real estate market conditions and investors’ focus on major metropolitan markets. Prices for top tier properties have increased measurably from their lows in the latter half of 2009, which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-cash returns. Emphasis will be given to institutional quality properties that have strong occupancy histories and favorable tenant rollover schedules. The Account believes that a disciplined investment strategy coupled with a focus on the highest quality properties will position the Account for favorable long-term performance.

Investments as of September 30, 2013

As of September 30, 2013, the Account had total net assets of $16.5 billion, a 10.8% increase from December 31, 2012, and a 12.1% increase from September 30, 2012. The increase in the Account’s net assets from December 31, 2012 to September 30, 2013 was primarily driven by appreciation in value of the Account’s investments as well as net participant inflows into the Account.

As of September 30, 2013, the Account owned a total of 104 real estate property investments (89 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 30 office property investments, 26 industrial property investments, 26 apartment property investments, 19 retail property investments (including one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land investment, and one fee interest encumbered by a ground lease. Of the 104 real estate property investments, 35 are subject to debt (including seven joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2013 was $2.4 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2013 was $4.0 billion, which represented a loan to value ratio of 19.5%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.3% of total real estate investments and 3.9% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2013.

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.9%	15.2%	6.8%	—	0.3%	43.2%
Apartment	9.1%	7.9%	4.9%	—	—	21.9%
Retail	3.2%	4.4%	8.2%	1.6%	0.2%	17.6%
Industrial	1.4%	7.5%	3.6%	—	0.9%	13.4%
Other(3)	3.2%	0.2%	0.4%	—	0.1%	3.9%

Total	37.8%	35.2%	23.9%	1.6%	1.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and undeveloped land.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	726.1	(2)	5.3%	3.9%
50 Fremont Street	San Francisco	CA	Office	483.6	(3)	3.5%	2.6%
The Florida Mall	Orlando	FL	Retail	441.8	(4)	3.2%	2.4%
Fourth and Madison	Seattle	WA	Office	432.8	(5)	3.2%	2.3%
99 High Street	Boston	MA	Office	426.3	(6)	3.1%	2.3%
DDR	Various	USA	Retail	409.8	(7)	3.0%	2.2%
425 Park Avenue	New York	NY	Land	400.0		2.9%	2.1%
780 Third Avenue	New York	NY	Office	365.0	(8)	2.7%	1.9%
501 Boylston Street	Boston	MA	Office	360.4		2.6%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	313.3		2.3%	1.7%

(1)

Value as reported in the September 30, 2013 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $409.8 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $294.0 million.

(4)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of September 30, 2013 this debt had a fair value of $191.3 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $243.2 million.

(6)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $240.1 million.

(7)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation ("DDR"), and consists of 31 retail properties located in 13 states and is presented net of debt. As of September 30, 2013 this debt had a fair value of $766.5 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $207.6 million.

At September 30, 2013, the Account held 73.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.5% of total investments, real estate-related equity securities representing 8.1% of total investments, U.S. Treasury securities representing 7.4% of total investments, and real estate limited partnerships representing 1.9% of total investments.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Performance

The Account’s total return was 7.9% for the nine months ended September 30, 2013 and September 30, 2012. The Account’s annualized total returns over the past one, three, five, and ten year periods ended September 30, 2013 were 10.1%, 12.4%, -0.9%, and 4.8%, respectively. As of September 30, 2013, the Account’s annualized total return since inception was 6.1%.

Net Investment Income

The table below shows the results of operations for the nine months ended September 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$618.6	$648.4	$(29.8)	-4.6%

Real estate property level expenses and taxes:
Operating expenses	155.9	162.7	(6.8)	-4.2%
Real estate taxes	90.6	90.0	0.6	0.7%
Interest expense	91.6	87.4	4.2	4.8%

Total real estate property level expenses and taxes	338.1	340.1	(2.0)	-0.6%

Real estate income, net	280.5	308.3	(27.8)	-9.0%
Income from real estate joint ventures and limited partnerships	68.8	56.1	12.7	22.6%
Interest	2.3	2.1	0.2	9.5%
Dividends	29.5	23.4	6.1	26.1%

TOTAL INVESTMENT INCOME	381.1	389.9	(8.8)	-2.3%

Expenses:
Investment advisory charges	45.4	42.4	3.0	7.1%
Administrative charges	29.3	22.9	6.4	27.9%
Distribution charges	9.4	10.6	(1.2)	-11.3%
Mortality and expense risk charges	0.6	2.6	(2.0)	-76.9%
Liquidity guarantee charges	22.9	23.1	(0.2)	-0.9%

TOTAL EXPENSES	107.6	101.6	6.0	5.9%

INVESTMENT INCOME, NET	$273.5	$288.3	$(14.8)	-5.1%

Rental Income:

Rental income decreased $29.8 million or 4.6% primarily due to net disposition activity of real estate investments subsequent to the third quarter of 2012 and during the first nine months of 2013. Rental income decreased $73.7 million as a result of dispositions; partially offset by $32.5 million of additional rental income related to new acquisitions and $11.4 million attributed to existing real estate investments driven primarily by higher occupancy and higher rental rates in the apartment and retail sectors.

Operating Expenses:

Operating expenses decreased by $6.8 million or 4.2% primarily related to net disposition activity of real estate investments subsequent to the third quarter of 2012 and during the first nine months of 2013.

Real Estate Taxes:

Real estate taxes increased by $0.6 million or 0.7% as a result of increased tax assessments based on higher property values on the Account’s real estate property investments, primarily in the apartment and retail sectors.

Interest Expense:

Interest expense increased by $4.2 million or 4.8% due to increased mortgage loans outstanding as of September 30, 2013 when compared to the same period in 2012. The increase in outstanding mortgage loans was partially offset by lower interest rates due to the Account refinancing high interest rate mortgage loans during 2013. See Note 6 - Mortgage Loans Payable for more information regarding these debt obligations.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $12.7 million or 22.6% as a result of an increase in cash distributions from the Account’s joint venture and limited partnership investments primarily as a result of the Account’s acquisition of three new joint venture investments—Four Oaks LP, MiMA, and Valencia Town Center—partially offset by the disposition of IDI Nationwide Portfolio subsequent to the third quarter of 2012.

Interest and Dividend Income:

Interest income increased $0.2 million or 9.5% primarily due to the Account’s increased holdings in short term securities offset by decreases in short term treasury rates.

Dividend income increased $6.1 million or 26.1% primarily due to the Account’s increased holdings of REIT securities.

Expenses:

The Account’s expenses increased $6.0 million or 5.9%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory, administrative and distribution charges have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory, administrative and distribution charges increased 10.8% for the first nine months of 2013 as compared to 2012, generally corresponding to the 12.1% increase in the Account’s net assets from September 30, 2012 to September 30, 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Mortality and expense risk charges decreased for the first nine months of 2013 as compared to 2012 as a result of the 4.5 basis point decrease in mortality and expense risk charge effective May 1, 2012.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(173.9)	$(32.0)	$(141.9)	N/M
Real estate joint ventures and limited partnerships	(86.3)	(51.9)	(34.4)	N/M
Marketable securities	25.7	14.1	11.6	82.3%

Total realized loss on investments:	(234.5)	(69.8)	(164.7)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	743.9	465.5	278.4	59.8%
Real estate joint ventures and limited partnerships	318.5	313.0	5.5	1.8%
Marketable securities	(20.7)	137.5	(158.2)	-115.1%
Mortgage loans payable	107.3	(54.5)	161.8	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,149.0	861.5	287.5	33.4%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$914.5	$791.7	$122.8	15.5%

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

Real Estate Properties:

Net unrealized gains in the Account increased as a result of improved occupancy, continued compression in capitalization rates, and increased market rents. Included within net unrealized gains of the Account are unrealized foreign exchange losses of $9.6 million and $7.4 million for each respective nine month period related to the Account’s foreign property investments.

Real Estate Joint Ventures and Limited Partnerships:

Net unrealized gains on the Account’s joint venture and limited partnership remained steady as a result of stabilized occupancy rates and improved market rents.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $5.0 million during the first nine months of 2013 as compared to $151.6 million during the comparable period of 2012; a decrease of $146.6 million. During the first nine months of 2013, the markets for REITs in the United States increased approximately 0.5% as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities appreciated in line with the market.

Additionally, the Account held $3.2 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized gains of $107.3 million for the first nine months of 2013 compared to net unrealized losses of $54.5 million for the comparable period of 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Additionally, increases in Treasury rates, offset by the Account’s lower interest rates on mortgage loans created a favorable impact to the Account. Included in the net unrealized gains and losses are unrealized foreign exchange gains of $16.0 million and unrealized foreign exchange losses of $8.0 million for each respective nine month period. These unrealized foreign exchange gains and losses related to a mortgage loan payable on the Account’s foreign real estate property investment located in London, England which was extinguished when the property was disposed of during the quarter ended March 31, 2013.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Performance

The Account’s total return was 3.3% for the quarter ended September 30, 2013 as compared to 1.9% for the comparable period in 2012. The Account’s performance thus far during 2013 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments owned in joint ventures and limited partnerships primarily as a result of continued improvement in overall market conditions.

Net Investment Income

The table below shows the results of operations for the quarters ended September 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$207.2	$217.5	$(10.3)	-4.7%

Real estate property level expenses and taxes:
Operating expenses	52.1	53.7	(1.6)	-3.0%
Real estate taxes	30.0	31.0	(1.0)	-3.2%
Interest expense	27.5	29.2	(1.7)	-5.8%

Total real estate property level expenses and taxes	109.6	113.9	(4.3)	-3.8%

Real estate income, net	97.6	103.6	(6.0)	-5.8%
Income from real estate joint ventures and limited partnerships	20.2	23.1	(2.9)	-12.6%
Interest	0.7	0.8	(0.1)	-12.5%
Dividends	10.2	8.7	1.5	17.2%

TOTAL INVESTMENT INCOME	128.7	136.2	(7.5)	-5.5%

Expenses:
Investment advisory charges	15.5	14.2	1.3	9.2%
Administrative charges	11.1	8.2	2.9	35.4%
Distribution charges	3.2	3.7	(0.5)	-13.5%
Mortality and expense risk charges	0.2	0.2	—	—
Liquidity guarantee charges	7.3	8.1	(0.8)	-9.9%

TOTAL EXPENSES	37.3	34.4	2.9	8.4%

INVESTMENT INCOME, NET	$91.4	$101.8	$(10.4)	-10.2%

Rental Income:

Rental income decreased $10.3 million or 4.7% primarily due to net disposition activity of real estate investments since the third quarter of 2012. Rental income decreased $29.6 million as a result of dispositions; partially offset by $11.9 million of additional rental income related to new acquisitions and $7.4 million attributed to existing real estate investments.

Operating Expenses:

Operating expenses decreased by $1.6 million or 3.0% primarily due to net disposition activity of real estate investments dispositions during the third quarter of 2013. Operating expenses decreased $7.7 million as a result of dispositions; partially offset by $2.1 million of additional operating expenses related to new acquisitions and $4.0 million attributed to existing real estate investments.

Real Estate Taxes:

Real estate taxes decreased $1.0 million or 3.2% due to lower tax assessments, specifically in Washington, DC and California.

Interest Expense:

Interest expense decreased by $1.7 million or 5.8% due to lower interest rates as a result of the Account refinancing high interest rate mortgage loans during the second quarter of 2013; partially offset by an increase in average debt values outstanding as of September 30, 2013 when compared to the same period in 2012. See Note 6 - Mortgage Loans Payable for more information regarding these debt obligations.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $2.9 million or 12.6% due primarily to the dispositions of several joint ventures, Treat Towers, Prominence in Buckhead, IDI Nationwide Portfolio, and two Florida Retail Portfolio investments, partially offset by the acquisition of three new joint venture investments–Four Oaks LP, MiMA, and Valencia Town Center–subsequent to the third quarter of 2012.

Interest and Dividend Income:

Interest income decreased $0.1 million or 12.5% primarily due to decreases in short term treasury rates.

Dividend income increased $1.5 million or 17.2% due primarily to the increased level of REIT holdings during the three month period ending September 30, 2013 versus the comparable period in 2012.

Expenses:

The Account’s expenses increased $2.9 million or 8.4%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory, administrative and distribution charges have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory, administrative and distribution charges increased 14.2% in third quarter 2013 as compared to the third quarter of 2012, generally corresponding to the increase in net assets for the Account of 12.1% from September 30, 2012 to September 30, 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased for the third quarter of 2013 compared to 2012, mortality and expense risk remained constant while liquidity guarantee charges decreased primarily as a result of a small decrease in the charge effective May 1, 2013.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the quarters ended September 30, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(0.1)	$(26.8)	$26.7	N/M
Real estate joint ventures and limited partnerships	(11.4)	(49.5)	38.1	N/M
Marketable securities	8.7	2.7	6.0	222.2%

Total realized loss on investments:	(2.8)	(73.6)	70.8	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	307.8	141.6	166.2	117.4%
Real estate joint ventures and limited partnerships	120.0	130.5	(10.5)	-8.0%
Marketable securities	(60.0)	1.3	(61.3)	N/M
Mortgage loans payable	65.5	(25.8)	91.3	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	433.3	247.6	185.7	75.0%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$430.5	$174.0	$256.5	147.4%

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

Real Estate Properties:

Net unrealized gains in the Account increased as a result of improved occupancy, continued compression in capitalization rates, and increased market rents. Included within net unrealized gains of the Account are unrealized foreign exchange gains of $10.8 million and unrealized foreign exchange losses of $9.4 million for each respective three month period related to the Account’s foreign property investments.

Real Estate Joint Ventures and Limited Partnerships:

Net unrealized gains on the Account’s joint ventures and limited partnerships remained steady as a result of stabilized occupancy rates and improved market rents in core markets.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $51.3 million during the quarter as compared to gains of $4.0 million for the comparable quarter of 2012. During the third quarter of 2013 the markets for REITs in the United States decreased approximately 3.5% as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities depreciated in line with the market.

Additionally, as of September 30, 2013 the Account held $3.2 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of the investments.

Mortgage Loans Payable:

Mortgage loans payable experienced net unrealized gains of $65.5 million for the third quarter of 2013 compared to losses of $25.8 million when compared to the comparable period of 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Increases in Treasury rates, offset by the Account’s lower interest rates on mortgage loans created a favorable impact to the Account.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $3.2 billion and $2.6 billion, respectively (19.3% and 17.4% of the Account’s net assets at such dates, respectively).

Participant Flows: Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

During the nine months ended September 30, 2013, the Account received $1.7 billion in premiums, which included $1.0 billion of participant transfers into the Account. The Account had outflows of $1.3 billion in annuity payments, withdrawals and death benefits and the redemption of liquidity units. The Account’s outflows included $509.8 million of participant transfers out of the Account. During the nine months ended September 30, 2012, the Account received $1.5 billion in premiums, which included $859.9 million of participant transfers into the Account. Additionally, the Account had outflows of $1.4 billion from annuity payments, withdrawals and death benefits and the redemption of liquidity units. The Account’s outflows included $345.0 million of participant transfers out of the Account. See Note 1 - Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $273.5 million for the nine months ended September 30, 2013 as compared to $288.3 million for the comparable period of 2012. Total net investment income decreased as described more fully in the Results of Operations section above.

As of September 30, 2013, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 28.5% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITs and a real estate index fund. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2013 the Account did not have any construction loans. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of September 30, 2013, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 19.5%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of September 30, 2013, $112.7 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2013. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

South Denver Marketplace—Denver, CO

On August 12, 2013, the Account purchased a retail property located in Denver, Colorado for $69.3 million. South Denver Marketplace contains 261,135 square feet (“SF”) anchored by Best Buy, PetSmart and Nordstrom’s Rack. At the time of purchase, the property was 100% leased.

Cliffs at Barton Creek—Austin, TX

On August 16, 2013, the Account purchased a multi-family property located in Austin, Texas for $36.5 million. Cliffs at Barton Creek consists of eleven 3 story residential buildings with a total of 210 units. The units have an average of 952 SF. At the time of purchase, the complex was 98.0% leased.

Sales

DDR Joint Venture—Various, USA

On September 23, 2013, two retail properties, one located in Wake Forest, North Carolina and the other in Roswell, Georgia, were sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $25.5 million. The Account realized a loss from the sale of $11.4 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis in these two properties at the date of sale was $36.9 million. Concurrent with this sale the Account settled its portion of the outstanding mortgage obligations for these investments in the amount of $18.2 million.

Financings

780 Third Avenue—New York, NY

On July 18, 2013, the Account entered into two new mortgage loans secured by its real estate investment located at 780 Third Avenue in New York City, one having a principal amount of $20.0 million and the other having a principal amount of $150.0 million. Both loans have fixed interest rates of 3.55% and mature August 1, 2025.

Pacific Plaza—San Diego, CA

On August 30, 2013, the Account extinguished a $7.9 million mortgage loan associated with the property.

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

Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private REIT (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investment. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2013, represented 75.0% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2013, 25.0% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

•

Deposit/Money Market Risk–The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to a significant concentration of deposit risk. In addition, there is some risk that investments held in money market funds can suffer losses.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President and President, Asset Management (Principal Executive Officer (“PEO”)) and TIAA’s Executive Vice President and Chief Financial Officer (Principal Financial Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2013. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2013.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of November, 2013.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 13, 2013	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

November 13, 2013	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)