Form 10-K
period 2013-12-31
TIAA REAL ESTATE ACCOUNT
filed 2014-03-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Note that state regulatory approval may be pending for certain of these contracts and these contracts may not currently be available in every state. TIAA may also offer the Real Estate Account as an investment option under additional contracts, both at the individual and plan sponsor level, in the future.

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

Investment Strategy

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	equity investments in real estate investment trusts (“REITs”), which investments may consist of common or preferred stock interests,

•	real estate limited partnerships,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•

conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments.

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family residential properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests at any time. Historically, approximately 70% of the Account’s net assets have been comprised of such direct ownership interests in real estate.

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2013, REIT securities comprised approximately 8.9% of the Account’s net assets, and the Account held no CMBS as of such date.

Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government related instruments, including U.S. Treasury bills,

•	Long-term government related instruments, such as securities issued by U.S. government agencies or U.S. government sponsored entities,

•	Short-term non-government related instruments, such as money market instruments and commercial paper, and

•	Long-term non-government related instruments, such as corporate debt securities and stock of companies that do not primarily own or manage real estate.

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

Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs and CMBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2013, the Account held one foreign real estate investment in France, which represented 1.3% of the Account’s net assets.

More detailed information concerning the composition of the Account’s properties, including the Account’s foreign investments and information regarding significant tenants in the Account’s properties, is contained below under the heading “Item 2. Properties.”

Investment Summary: At December 31, 2013, the Account’s net assets totaled $16.9 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 81.1% of the Account’s net assets.

At December 31, 2013, the Account held a total of 102 real estate property investments (including its interests in 13 real estate-related joint ventures), representing 73.9% of the Account’s total investments, measured on a gross asset value basis (“Total Investments”). As of that date, the Account also held investments in REIT equity securities (representing 7.9% of Total Investments), real estate limited partnerships (representing 1.9% of Total Investments), government agency notes (representing 10.4% of Total Investments) and U.S. Treasury securities (representing 5.9% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2013.

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

As of December 31, 2013, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $3.9 billion and the Account’s loan to value ratio was approximately 18.4%.

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

Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of TIAA’s Board of Trustees (“The Board”) and its Investment Committee, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, on an “at-cost” basis.

Contracts. TIAA offers the Account as a variable option for the annuity contracts listed earlier in this Item 1, although some employer plans may not offer the Account as an option for certain contracts. Each payment to the Account buys a number of accumulation units. Similarly, any transfer or withdrawal from the Account results in the redemption of a number of accumulation units. The price paid for an accumulation unit, and the price received for an accumulation unit when redeemed, is the accumulation unit value (“AUV”) calculated for the business day on which we receive a participant’s purchase, redemption or transfer request in good order (unless a participant asks for a later date for a redemption or transfer).

Subject to the terms of the contracts and a participant’s employer’s plan, a participant can move money to and from the Account in the following ways:

•

from the Account to a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity or a fund (including TIAA-CREF affiliated funds) or other option available under the plan;

•

to the Account from a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity (transfers from TIAA’s Traditional Annuity under RA, GRA or Retirement Choice contracts are subject to restrictions), a TIAA-CREF affiliated fund or from other companies/ plans;

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

As of March 31, 2013, the independent fiduciary completed the systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September and December 2012, and March 2013, representing a total of $1.3 billion redeemed during this period.

To the extent liquidity units are held by the TIAA General Account, the independent fiduciary reserves the right to authorize or direct the redemption of all or a portion of liquidity units at any time. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE

96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. Real Estate Research Corporation, a real estate consulting firm whose principal offices are located in Chicago, Illinois (“RERC”), was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary whose term expires in February 2015. In February 2014, RERC was acquired by Situs Corp., a real estate advisory and consulting firm. The independent fiduciary’s responsibilities include:

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

In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located, more suitable for tenants than our properties, or have owners who may compete more aggressively for tenants, resulting in a competitive advantage for these other properties. We may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, and limit our ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.

•

Operating Costs. A property’s cash flow could decrease if operating costs, such as property taxes, utilities, litigation expenses associated with a property, maintenance and insurance costs that are not reimbursed by tenants, increase in relation to gross rental income, or if the property needs unanticipated repairs and renovations. In addition, the Account’s expenses of owning and operating a property are not necessarily reduced when the Account’s income from a property is reduced.

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

•

Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States, worldwide financial markets, and the global economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore your investment return.

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

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interests in real estate limited partnerships tend to be, in particular, illiquid, and the Account may be unable to dispose of such investments at opportune times.

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

Investment Risk Associated with Participant Transactions: The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in publicly traded liquid investments (other than real estate and real estate-related investments). These liquid assets are intended to be available to purchase real estate-related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic or geopolitical conditions, the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally.

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

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2013, the Account’s non-real estate-related liquid assets comprised 18.5% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing which can render it challenging to execute on some transactions at ideal prices.

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

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2013, the Account’s loan to value ratio was approximately 18.4%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

Among the risks of borrowing money or otherwise investing in a property subject to a mortgage are:

•

General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, rising interest rates or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. Also, the Account’s ability to secure financing may be impaired if negative marketplace effects, such as those which followed from the worldwide economic slowdown following the banking crisis of 2008 and the subsequent sovereign debt and banking difficulties recently experienced in parts of the Eurozone were to persist. These difficulties could include tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.

•

Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties.

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

•

Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-market rates for a significant period of time. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility.

•

Variable Rate Demand Obligation (“VRDO”) Risk. To the extent the Account obtains financing pursuant to a variable rate demand obligation subject to periodic remarketing or similar mechanisms, the Account or the joint ventures in which it invests could face higher borrowing costs if the remarketing results in a higher prevailing interest rate. In addition, the terms of such variable rate obligations may allow the remarketing agent to cause the Account or venture to repay the loan on demand in the event insufficient market demand for such loans is present. In particular, RGM 42, LLC, a joint venture in which the Account holds a 70% interest, is the borrower under a VRDO loan program.

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

Risks of Joint Ownership: Investing in joint venture partnerships or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account is required to take action.

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

•

a co-venturer may be more or less likely than the Account to agree to modify the terms of significant agreements (including loan agreements) binding the venture, or may significantly delay in reaching a determination whether to do so, each of which may frustrate the business objectives of the Account and/or lead to a default under a loan secured by a property owned by the venture; and

•

for reasons related to its own business strategy, a co-venturer may have different concentration standards as to its investments (geographically, by sector, or by tenant), which might frustrate the execution of the business plan for the joint venture.

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

Real Estate Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multifamily residential properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.

Environmental Risks: The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and wasn’t responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required cleanup relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.

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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account invests in REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2013, REIT securities comprised approximately 8.9% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.

REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in securities of a REIT that later fails to qualify as a REIT, this may adversely affect the performance of our investment.

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

RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS

The Account invests in securities issued by U.S. government agencies and U.S. government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. government, which could adversely affect the pricing and value of such securities. Also, the Account may invest in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units.

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

•

Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment. As interest rates rise, the value of certain debt securities (such as those bearing lower fixed rates) held by the Account is likely to decrease. As of the date of this report, interest rates in the United States are at or near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates.

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

•

The Account may, but is not required to, hedge its exposure to changes in currency rates, which could involve extra costs. Further, any hedging activities might not be successful. Such hedges may also be subject to valuation changes. In addition, a lender to a foreign property owned by the Account could require the Account to compensate it for its loss associated with such lender’s hedging activities.

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

RISKS OF INVESTING IN MORTGAGE LOANS AND RELATED INVESTMENTS

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

•

Risks of Investing in Mezzanine Loans. The Account may invest from time to time in mezzanine loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.

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

CONFLICTS OF INTEREST WITHIN TIAA

General. TIAA and its affiliates (including TIAA-CREF Alternatives Advisors, LLC and Teachers Advisors, Inc., its wholly owned subsidiaries and registered investment advisers) have interests in other real estate programs and accounts and also engage in other business activities and as such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

Liquidity Guarantee. In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) from time to time could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy. For a discussion of the relevant allocation policies and procedures TIAA has established as well as a summary of other conflicts of interest which may arise as a result of TIAA’s management of the Account, see “Establishing and Managing the Account—the Role of TIAA—Conflicts of Interest.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s property investments as of December 31, 2013. The Account’s property investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties. The Account calculates the percent leased or vacant as a percentage of a property’s net rentable square footage that is under contractual lease obligation in effect at the end of the period. Please carefully read the footnotes to these tables, which immediately follow.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	772,842	93%	$36.53	$726.7	(4)
50 Fremont Street	San Francisco, CA	1983	2004	817,412	76%	34.47	518.0	(4)
99 High Street	Boston, MA	1971	2005	731,710	83%	45.27	438.0	(4)
Fourth & Madison	Seattle, WA	2002	2004	845,533	92%	29.26	435.0	(4)
780 Third Avenue	New York, NY	1984	1999	487,598	87%	57.49	365.2	(4)
501 Boylston Street	Boston, MA	1940-1961	2006	607,438	100%	33.39	364.1
1900 K Street NW	Washington, D.C.	1996	2004	344,022	78%	42.72	287.3
Four Oaks Place LP(14)	Houston, TX	1983	2012	1,738,585	97%	20.12	275.9
701 Brickell Avenue	Miami, FL	1986	2002	677,667	93%	38.78	271.3
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	89%	20.75	267.7(4)
Colorado Center(6)	Santa Monica, CA	1984	2004	1,104,381	96%	46.06	261.3
275 Battery Street	San Francisco, CA	1988	2005	475,138	86%	42.29	251.4
1401 H Street NW	Washington, D.C.	1992	2006	350,787	99%	46.84	231.8	(4)
One Boston Place(7)	Boston, MA	1970	2002	804,444	90%	51.48	208.3
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	245,869	80%	62.66	181.1	(4)
Ten & Twenty Westport Road	Wilton, CT	1974, 2001	2001	531,606	99%	22.57	150.0
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	81%	12.86	149.0
88 Kearny Street	San Francisco, CA	1986	1999	228,359	82%	38.68	111.8
Urban Centre	Tampa, FL	1984, 1987	2005	549,085	80%	27.43	107.6
The Ellipse at Ballston	Arlington, VA	1989	2006	195,743	87%	38.20	85.3
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	100%	29.71	82.0
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	82%	27.83	48.7
Parkview Plaza	Oakbrook, IL	1990	1997	264,162	71%	13.66	45.6
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	98%	28.99	41.8
3 Hutton Centre Drive	Santa Ana, CA	1985	2003	198,217	82%	21.06	41.3
Camelback Center	Phoenix, AZ	2001	2007	232,615	84%	23.63	38.6
North 40 Office Complex	Boca Raton, FL	1983, 1984	2006	349,999	61%	10.57	27.8

Subtotal—Office Properties					89%		$6,012.6

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100%	$3.61	$329.2
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	98%	3.08	176.9
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	1,490,235	100%	4.04	124.4
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100%	4.44	119.0
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	62%	4.95	88.6
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	88%	4.24	86.5
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	88%	4.89	86.4
Weston Business Center	Weston, FL	1998-1999	2011	679,918	96%	7.42	85.5
Mohawk Distribution Center	Teterboro, NJ	1958-1974	2013	616,992	100%	7.60	78.0
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	67%	5.61	73.8
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100%	3.68	73.4
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,687	91%	3.63	66.7
Chicago Caleast Industrial Portfolio(9)	Chicago, IL	1974-2005	2003	1,145,152	94%	3.92	62.7
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	84%	3.31	61.4
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100%	4.47	54.7
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	99%	4.49	47.3
Pinnacle Industrial Portfolio	Grapevine, TX	2003, 2004, 2006	2006	899,200	100%	3.38	44.1
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	27%	3.07	42.5
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100%	4.95	35.8
Centre Pointe and Valley View	Los Angeles County, CA	1965-1989	2004	307,685	85%	5.90	31.9
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100%	5.02	29.6
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	95%	5.14	27.1
Konica Photo Imaging Headquarters	Mahwah, NJ	1999	1999	168,000	100%	8.36	20.4
Summit Distribution Center	Memphis, TN	2002	2003	708,532	0%	N/A	17.0
IDI Nationwide Industrial Portfolio	Various, U.S.	1999-2004	2004	N/A	N/A	N/A	0.6	(13)

Subtotal—Industrial Properties					88%		$1,863.5

RETAIL PROPERTIES
The Florida Mall(9)	Orlando, FL	1986	2002	1,146,291	99%	$41.83	$490.9
DDR Joint Venture(8)	Various, U.S.	Various	2007	9,148,980	93%	11.99	413.7
Printemps de L’Homme	Paris, FR	1930	2007	130,266	100%	90.65	226.9	(5)
Miami International Mall(9)	Miami, FL	1982	2002	306,357	95%	44.19	196.4

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
The Forum at Carlsbad	Carlsbad, CA	2003	2011	262,687	99%	$31.43	$192.9	(4)
Florida Retail Portfolio(10)	Various, FL	1974-2005	2006	831,636	89%	15.53	119.3
Valencia Town Center(17)	Valencia, CA	1991	2012	1,055,382	95%	17.97	113.5
The Shops at Wisconsin Place	Chevy Chase, MD	2007-2010	2012	117,842	99%	52.17	113.0	(15)
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	83%	25.80	108.0
Marketfair	West Windsor, NJ	1987	2006	244,900	82%	27.16	84.7
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100%	34.38	82.0	(4)
Mazza Gallerie	Washington, D.C.	1975	2004	294,112	90%	13.45	80.2
West Town Mall(9)	Knoxville, TN	1972	2002	954,150	97%	19.18	77.8
South Denver Marketplace	Denver, CO	1996-1998	2013	261,135	100%	15.59	69.9
Publix at Weston Commons	Weston, FL	2005	2006	126,922	100%	26.45	55.0	(4)
Northpark Village Square	Valencia, CA	1996	2011	87,094	94%	26.84	40.8
1619 Walnut Street	Philadelphia, PA	1937-2013	2013	34,047	100%	38.26	19.0
Suncrest Village Shopping Center	Orlando, FL	1987	2005	93,358	79%	11.21	13.5
Plantation Grove	Ocoee, FL	1995	1995	73,655	100%	12.09	12.5

Subtotal—Retail Properties					94%		$2,510.0

OTHER COMMERCIAL PROPERTIES
425 Park Avenue(11)	New York, NY	N/A	2011	N/A	100%	N/A	$400.0
Storage Portfolio(12)	Various, U.S.	1972-1990	2003	1,684,275	91%	16.14	101.6
Four Oaks Place—Land Development	Houston, TX	1983	2004	N/A	N/A	N/A	64.3

Subtotal—Other Commercial Properties							$565.9

Subtotal—Commercial Properties					90%		$10,952.0

RESIDENTIAL PROPERTIES
MiMA(16)	New York, NY	2010	2012	N/A	95%	N/A	$290.4
Palomino Park	Highlands Ranch, CO	1996-2001	2005	N/A	95%	N/A	264.3	(4)
Houston Apartment Portfolio	Houston, TX	1984-2004	2006	N/A	94%	N/A	263.2
The Corner	New York, NY	2010	2011	N/A	97%	N/A	230.0	(4)
The Colorado	New York, NY	1987	1999	N/A	94%	N/A	190.3	(4)
Mass Court	Washington, D.C.	2004	2012	N/A	96%	N/A	170.3	(4)
Stella	Marina Del Rey, CA	2013	2013	N/A	77%	N/A	168.5
The Palatine	Arlington, VA	2008	2011	N/A	94%	N/A	130.0	(4)
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	91%	N/A	126.0	(4)
Holly Street Village	Pasadena, CA	1997	2013	N/A	94%	N/A	124.0
Kierland Apartment Portfolio	Scottsdale, AZ	1996-2000	2006	N/A	94%	N/A	119.0	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	92%	N/A	105.6	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	93%	N/A	96.4
Residence at Rivers Edge	Medford, MA	2009	2011	N/A	93%	N/A	87.6
Oceano at Warner Center	Woodland Hill, CA	2012	2013	N/A	95%	N/A	87.3
Circa Green Lake	Seattle, WA	2009	2012	N/A	93%	N/A	85.0

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
The Caruth	Dallas, TX	1999	2005	N/A	96%	N/A	$81.3	(4)
Regents Court	San Diego, CA	2001	2002	N/A	97%	N/A	78.5	(4)
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	92%	N/A	77.9
Windsor at Lenox Park	Atlanta, GA	2001	2005	N/A	95%	N/A	64.9
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	99%	N/A	63.8
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	82%	N/A	53.6
The Maroneal	Houston, TX	1998	2005	N/A	96%	N/A	51.7
The Pepper Building	Philadelphia, PA	1927, 2010	2011	N/A	97%	N/A	51.1
Glenridge Walk	Sandy Springs, GA	1996, 2001	2005	N/A	97%	N/A	40.1
Cliffs at Barton Creek	Austin, TX	1994	2013	N/A	93%	N/A	39.1
Westcreek	Westlake Village, CA	1988	1997	N/A	100%	N/A	36.8

Subtotal—Residential Properties					94%		$3,176.7

Total—All Properties—Percent Leased					91%		$14,128.7

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2013. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Notes to Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)	Printemps de l’Homme is located in France. The fair value of the property is converted from local currency to U.S. Dollars using the exchange rate as of December 31, 2013.

(6)	This property is held in 50%/50% joint venture with Equity Office Properties Trust. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(7)

The Account purchased a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and 0.05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(8)

This investment property consists of 27 properties located in 12 states and is held in a 85%/15% joint venture with DDR Corp. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(9)	This investment property is held in a 50%/50% joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(10)

This investment property is held in a 80%/20% joint venture with Weingarten Realty Investors. Fair value shown reflects the value of the Account’s interest in the joint venture. This portfolio contains four neighborhood and/or community shopping centers located in the Orlando and Tampa, Florida areas.

(11)	Represents a fee interest encumbered by a ground lease real estate investment.

(12)	This investment property is held in a 75%/25% joint venture with Storage USA. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(13)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(14)	This property is held in 51%/49% joint venture with Allianz. Fair value shown reflects the Account’s interest in the joint venture.

(15)	Fair value shown reflects both the retail property and the Account’s 33.3% interest in a joint venture investment.

(16)	This property is held in 70%/30% joint venture with RGM 42, LLC. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

(17)	This property is held in 50%/50% joint venture with Valencia Town Center Associates LP. Fair value shown reflects the value of the Account’s interest in the joint venture, net of debt.

Commercial (Non-Residential) Properties

At December 31, 2013, the Account held 75 commercial (non-residential) property investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twelve of these property investments were held through joint ventures, and 17 were subject to mortgages (including six joint venture property investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•

Office. 27 property investments containing approximately 15.3 million square feet located in 10 states and the District of Columbia. As of December 31, 2013, the Account’s office properties had an aggregate fair value of approximately $6.0 billion.

•

Industrial. 25 property investments containing approximately 26.6 million square feet located in 10 states. As of December 31, 2013, the Account’s industrial properties had an aggregate fair value of approximately $1.9 billion.

•

Retail. 20 property investments containing approximately 17.3 million square feet located in eight states, the District of Columbia and Paris, France. As of December 31, 2013, the Account’s retail properties had an aggregate fair value of approximately $2.5 billion. One of the retail property investments is an 85% interest in a portfolio containing 27 individual retail shopping centers located throughout the Eastern and Southeastern states.

•

Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet. As of December 31, 2013, the Account’s interest in this portfolio had a fair value of approximately $101.6 million.

•

Other-Land. The Account has a fee interest real estate investment encumbered by a ground lease. As of December 31, 2013, this real estate investment had a fair value of $400.0 million. The Account also has an interest in land under development. This investment had a fair value of $64.3 million as of December 31, 2013.

As of December 31, 2013, the Account’s commercial real estate investment holdings were 90.1% leased. The Account’s:

•	office property investments were 88.8% leased;

•	industrial property investments were 88.3% leased;

•	retail property investments were 93.9% leased; and

•	the storage portfolio was 90.8% leased.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2013 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(1)	782,956	5.1%	1.3%
Crowell & Moring LLP(2)	447,822	2.9%	0.8%
Microsoft Corporation(2)	379,248	2.5%	0.6%
The Bank of New York Mellon Corporation(1)	374,610	2.5%	0.6%
Salesforce.com Inc(2)	361,409	2.4%	0.6%
Atmos Energy Corporation(2)	312,238	2.0%	0.5%
Yahoo! Inc.(1)	307,134	2.0%	0.5%
GE Healthcare(2)	294,306	1.9%	0.5%
Pearson Education, Inc.(2)	234,745	1.5%	0.4%
Bridgewater Associates LP(2)	227,883	1.5%	0.4%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(2)	1,099,112	4.1%	1.9%
Regal West Corporation(2)	968,535	3.6%	1.6%
Restoration Hardware, Inc.(2)	886,052	3.3%	1.5%
Kumho Tire U.S.A. Inc.(2)	830,485	3.1%	1.4%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.6%	1.2%
R.R Donnelley & Sons Company(2)	659,157	2.5%	1.1%
Rheem Sales Company, Inc.(2)	656,600	2.5%	1.1%
Global Equipment Company, Inc.(2)	647,228	2.4%	1.1%
Mohawk Carpet Distribution LP(2)	616,992	2.3%	1.0%
Campbell Soup Supply Company LLC(2)	573,000	2.2%	1.0%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Non-Residential Properties

Dick’s Sporting Goods, Inc.(1)	415,902	2.4%	0.7%
Publix Super Markets, Inc.(3)	369,482	2.1%	0.6%
Kohl’s Corporation(1)	349,777	2.0%	0.6%
Ross Stores, Inc.(1)	346,072	2.0%	0.6%
PetSmart, Inc.(3)	332,745	1.9%	0.6%
Nordstrom, Inc(3)	312,509	1.8%	0.5%
Sears, Roebuck & Co.(1)	304,465	1.8%	0.5%
Bed Bath & Beyond, Inc.(3)	279,347	1.6%	0.5%
Best Buy Co., Inc.(3)	267,791	1.5%	0.5%
Michael’s Stores, Inc.(1)	236,646	1.4%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly owned property investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

The following tables list the rentable area subject to expiring leases during the next five years, and an aggregate figure for expirations in 2019 and after, in the Account’s commercial (non-residential) properties. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2013 or are month to month leases.

Office Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2014	1,726,244	11.3%
2015	1,859,734	12.2%
2016	1,465,559	9.6%
2017	1,072,775	7.0%
2018	1,505,626	9.8%
2019 and thereafter	5,402,775	35.3%

Total	13,032,713	85.2%

Industrial Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases

2014	2,660,392	10.0%
2015	5,990,179	22.5%
2016	3,758,003	14.1%
2017	2,095,453	7.9%
2018	4,337,544	16.3%
2019 and thereafter	4,326,546	16.3%

Total	23,168,117	87.1%

Retail Properties

Year of Lease Expiration	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases

2014	1,530,543	8.8%
2015	1,532,076	8.9%
2016	2,209,582	12.8%
2017	1,650,841	9.5%
2018	1,527,610	8.8%
2019 and thereafter	5,261,131	30.4%

Total	13,711,783	79.2%

Residential Properties

The Account’s residential property investment portfolio consisted of 27 properties as of December 31, 2013, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 10,525 units located in 11 states, with one located in the District of Columbia. The portfolio was 94.0% leased as of December 31, 2013. Eleven of the residential properties in the portfolio are subject to mortgages. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2013, the Account’s residential properties had an aggregate fair value of approximately $3.2 billion.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2013.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Houston Apartment Porfolio(1)	Houston, TX	1,777	1,013	$1,350
Palomino Park(1)	Highlands Ranch, CO	1,184	1,096	1,367
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	1,061
MiMA	New York, NY	651	792	5,686
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	889	1,179
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,550
Windsor at Lenox Park	Atlanta, GA	407	1,024	1,220
Holly Street Village	Pasadena, CA	374	875	1,801
Mass Court	Washington, DC	371	835	2,475
The Caruth	Dallas, TX	338	1,167	1,769
The Maroneal	Houston, TX	309	928	1,470
Glenridge Walk	Sandy Springs, GA	296	1,146	1,101
The Palatine	Arlington, VA	262	1,055	2,692
The Colorado	New York, NY	256	623	3,148
Regents Court	San Diego, CA	251	886	1,719
Larkspur Courts	Larkspur, CA	248	1,001	2,451
Stella	Marina Del Rey, CA	244	970	3,185
Oceano at Warner Center	Woodland Hill, CA	244	935	1,915
Residences at Rivers Edge	Medford, MA	222	955	2,366
Cliffs at Barton Creek	Austin, TX	210	952	1,318
Circa Green Lake	Seattle, WA	199	765	1,903
The Corner	New York, NY	196	790	6,135
The Legacy at Westwood	Los Angeles, CA	187	1,181	3,583
The Pepper Building	Philadelphia, PA	185	820	1,774
Prescott Wallingford Apartments	Seattle, WA	154	665	1,700
Westcreek	Westlake Village, CA	126	951	1,845
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	2,879

(1)	Represents a portfolio containing multiple properties.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2013 to December 31, 2013, the high and low accumulation unit values for the Account were $298.981 and $272.924, respectively. For the period January 1, 2012 to December 31, 2012, the high and low accumulation unit values for the Account were $272.569 and $247.578, respectively.

Holders. The approximate number of Account contract owners at December 31, 2013 was 1,026,600.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Investment income:
Real estate income, net	$391.0	$388.7	$435.6	$421.1	$479.7
Income from real estate joint ventures and limited partnerships	104.7	80.9	86.4	89.3	114.6
Dividends and interest	45.1	35.3	22.4	8.6	1.7

Total investment income	540.8	504.9	544.4	519.0	596.0
Expenses	145.1	136.7	121.3	95.8	95.5

Investment income, net	395.7	368.2	423.1	423.2	500.5
Net realized and unrealized gains (losses) on investments and mortgage loans payable	1,060.2	1,011.2	1,076.0	757.0	(3,612.5)

Net increase (decrease) in net assets resulting from operations	1,455.9	1,379.4	1,499.1	1,180.2	(3,112.0)
Participant transactions	916.3	894.8	1,225.0	1,743.0	(1,575.7)
TIAA (redemption) purchase of Liquidity Units	(325.4)	(940.3)	—	—	1,058.7

Net increase (decrease) in net assets	$2,046.8	$1,333.9	$2,724.1	$2,923.2	$(3,629.0)

	Years Ended December 31,
	2013	2012	2011	2010	2009

Total assets	$19,417.1	$17,378.6	$15,749.9	$12,839.9	$9,912.7
Total liabilities	2,509.2	2,517.5	2,222.7	2,036.8	2,032.8

Total net assets	$16,907.9	$14,861.1	$13,527.2	$10,803.1	$7,879.9

Number of per accumulation unit amounts	55.3	53.3	53.4	48.1	39.5

Net asset value, per accumulation unit	$298.872	$272.569	$247.654	$219.173	$193.454

Mortgage loans payable	$2,279.1	$2,282.6	$2,028.2	$1,860.2	$1,858.1

Quarterly Selected Financial Data

The following quarterly selected unaudited financial data for each full quarter of 2013 and 2012 are derived from the consolidated financial statements of the Account for the years ended December 31, 2013 and 2012 (amounts in millions).

	2013				Year Ended December 31, 2013
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$84.1	$98.0	$91.4	$122.2	$395.7
Net realized and unrealized gain on investments and mortgage loans payable	196.1	287.9	430.5	145.7	$1,060.2

Net increase in net assets resulting from operations	$280.2	$385.9	$521.9	$267.9	$1,455.9

Total return	1.88%	2.54%	3.29%	1.62%	9.65%

	2012				Year Ended December 31, 2012
	For the Three Months Ended
	March 31	June 30	September 30	December 31

Investment income, net	$90.9	$95.6	$101.8	$79.9	$368.2
Net realized and unrealized gain on investments and mortgage loans payable	354.0	263.7	174.0	219.5	1,011.2

Net increase in net assets resulting from operations	$444.9	$359.3	$275.8	$299.4	$1,379.4

Total return	3.26%	2.52%	1.89%	2.03%	10.06%

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

Forward-Looking Statements

Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•

Acquiring and Owning Real Estate: The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism, natural disasters, and acts of violence);

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

•

Foreign Investments: The risks associated with purchasing, owning and disposing foreign investments (primarily real estate properties), including political risk, the risk associated with currency fluctuations (whether hedged or not), regulatory and taxation risks and risks of enforcing judgments;

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

•

Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. As of the date of this report, interest rates in the United States are at or near historic lows, which may increase the Fund’s exposure to risk associated with rising interest rates; and

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2013 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2013 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. The Bureau of Economic Analysis’ initial estimate of growth of Gross Domestic Product (“GDP”) in the fourth quarter of 2013 was a gain of 3.2%, as compared with an increase of 4.1% in the third quarter of 2013. Fourth quarter GDP growth was seemingly weaker largely because the third quarter was boosted by inventory gains which added 1.7% to the quarter’s growth. By comparison, inventory gains added just 0.4% to fourth quarter’s growth. Personal consumption expenditures grew 3.3% in the fourth quarter, well above the 2.0% rate in the third quarter. Exports also bolstered growth with its largest contribution in three years.

Economic Indicators*

	1Q 2013	2Q 2013	3Q 2013	4Q 2013	2013	Forecast
						2014	2015
Economy(1)
Gross Domestic Product	1.1%	2.5%	4.1%	3.2%	1.9%	2.8%	3.0%
Employment Growth (Thousands)	622	547	502	515	2,186	2,472	3,112
Unemployment Rate	7.5%	7.5%	7.2%	6.7%	7.4%	6.8%	6.3%
Interest Rates(2)
10 Year Treasury	1.95%	2.00%	2.71%	2.75%	2.35%	3.20%	3.70%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

Economic growth in the latter half of 2013 was slowed by the sixteen day shutdown of the federal government due to failure to raise the debt ceiling; however, a bipartisan $1.0 trillion budget agreement was reached in early 2014, which will provide funding for the government through September 2015. The agreement will provide $23 billion in deficit reduction and will eliminate some $63 billion in across-the-board spending cuts that were part of sequestration. When passed, it should resolve much of the political and economic uncertainty which have hampered economic growth in recent years. This spending bill coupled with ongoing improvement in the labor market should bolster economic growth in 2014-2015.

After its December 17-18 meeting, the Federal Open Market Committee (“FOMC”) announced that it would begin tapering its $85 billion asset purchase program by reducing monthly bond purchases by $10 billion in January. The FOMC’s rationale for this decision was that it saw “the improvement in economic activity and labor market conditions as consistent with underlying strength in the broader economy.” The FOMC reaffirmed this decision following its January meeting, when it announced another $10 billion reduction in asset purchases and led the markets to expect that similar reductions in subsequent months would ultimately bring the program to an end by Fall 2014. The FOMC’s December announcement briefly pushed the yield on the 10-Year Treasury above 3.0%, a level last seen in mid-2011. However, yields subsequently dipped to 2.85-2.90% as of late-January 2014 and have remained in the 2.65-2.75% range through early February. Notwithstanding tapering of its bond purchases, the FOMC reaffirmed its expectation that the federal funds rate would remain at the “exceptionally low target range” of 0 to 0.25% for an extended period. In its December statement, the FOMC stated that it would not begin to raise the federal funds rate target until the unemployment rate had fallen to “well past” 6.5%, provided inflation remained below its 2.0% long-term target. The recent appointment of Janet Yellen as Federal Reserve Chair is not expected to alter the FOMC’s policies.

Markets were jolted in late January 2014 by weaker than expected manufacturing data from China which fueled concerns about a slowdown in the global economy. Upheaval in Argentina, Turkey and the Ukraine fanned the fire and led to a selloff in emerging market stocks and currencies. U.S. markets sold off as well with the S&P posting its worst week since mid-2012. Markets subsequently stabilized as of early February but concerns remained about a slowdown in China, a contagion effect on emerging markets, and the future impact of Fed tapering on global financial markets.

Despite uncertainty about the global economy, economists remain optimistic about prospects for the U.S. economy in 2014 given signs of strengthening economic activity and the recent Congressional agreement on a budget plan that reduces fiscal uncertainty. GDP is expected to grow by 2.5% in the first quarter of 2014 and gain momentum over the balance of the year. Compared to prior years, fiscal drag from the federal government should be minimal while state and local government spending will contribute meaningfully to economic growth. Consumers should also contribute to growth given the improvement in labor market conditions, the strengthening of the housing market, and the recent performance of the stock market. Factors that could potentially affect 2014 growth include a rise in medium and long-term interest rates that results from the FOMC’s tapering. However, while 98% of the economists surveyed by the Blue Chip survey expect the FOMC to have ended its bond purchasing program by the end of 2014, only 2% expect the FOMC to begin raising the federal funds target rate in 2014. The majority of economists expect the FOMC to start raising the federal funds rate in the second half of 2015, which suggests that interest rates should remain low until the latter half of 2015.

The consensus of economists surveyed as part of the January 10, 2014 Blue Chip Economic Forecast publication was for GDP to grow at a 2.8% rate in 2014. Employment is expected to grow by an average of 200,000 per month in 2014 and the unemployment rate is projected to fall to 6.3% by the end of 2014. Economists’ forecasts of GDP and employment growth reflect underlying strength in the U.S. economy, and particularly the increase in consumer spending during the second half of 2013, a steadily improving housing market, and recent growth in exports. Economic growth in-line with economists’ projections would provide support for additional improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards.

Commercial real estate activity continued at a steady pace during the fourth quarter of 2013 as net absorption for the major property sectors either increased or remained stable compared with the third quarter of 2013. As a result, real estate market fundamentals improved modestly across all sectors. Sales of office, industrial, retail and multi-family properties totaled $100.2 billion in the fourth quarter, a modest increase from fourth quarter 2012. For 2013 as a whole, sales totaled $312.8 billion, an 18% increase from 2012 and sales increased for all property types.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) was unchanged during the fourth quarter as compared to the third quarter of 2013. Despite healthy market conditions and investment activity, the CPPI was unchanged during the entire second half of 2013, though it did increase by 8% in 2013 as a whole. Regarding the recent quarter, Green Street Advisors noted: “Property appreciation has come to a virtual stop over the past several months, as the sharp increase in interest rates that occurred last summer continues to weigh on valuations.”

The FTSE NAREIT All Equity REIT index return was a negative 0.7% during the fourth quarter following a decline of 3.1% in the third quarter. However, the index return was a positive 2.5% for 2013 as a whole. In its January 2014 Real Estate Securities Monthly, Green Street Advisors concluded that REIT prices are in a “fair value range” based on a comparison of current and prospective REIT yields and returns with those of fixed income investments like corporate and high-yield bonds as well as private real estate.

Commercial property returns increased during the fourth quarter of 2013. For the quarter ending December 31, 2013, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) total return was 3.17%. By comparison, the total return for the quarter ending September 30, 2013 was 3.56%. The

NFI-ODCE is a fund-level return index including property investments at ownership share with cash balances and leverage.

Data for the Account’s top five markets in terms of market value as of December 31, 2013 are provided below. These markets represented 50.0% of the Account’s total real estate investment portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	91.9%	10	14.0%	10.3%
New York-White Plains-Wayne, NY-NJ	94.8%	7	11.1%	8.2%
Los Angeles-Long Beach-Glendale, CA	87.2%	14	10.6%	7.9%
Boston-Quincy, MA	90.9%	4	7.4%	5.4%
San Francisco-San Mateo-Redwood City, CA	81.1%	4	6.9%	5.1%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate declined to 14.9% in the fourth quarter of 2013 as compared to 15.1% in the third quarter of 2013. This national office vacancy rate has declined steadily since peaking at 16.9% in the second quarter of 2010. However, the rate of decline continues to be slow as a result of modest job growth and companies seeking to lower occupancy costs by reducing the amount of office space per employee.

The vacancy rate for the Account’s office portfolio averaged 11.2% as of fourth quarter 2013 as compared with 12.9% in the third quarter of 2013. As shown in the table below, the average vacancy rate of the Account’s properties in four of its five top markets remained below their respective market averages. The only exception was San Francisco where a major technology company has leased virtually all of the space in the Account’s largest building with occupancy of additional floors to take place in the first quarter of 2014. The average vacancy rate will decline to 8.5% when the additional space is occupied. Similarly, a large lease has been signed in one of the Account’s Seattle buildings which will reduce the average vacancy rate to 5.0% when the tenant takes occupancy in mid-2014.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013 Q4	2013 Q3	2013 Q4	2013 Q3

Office	Account/Nation			11.2%	12.9%	14.9%	15.1%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,372.9	7.2%	8.8%	11.1%	15.4%	15.2%
2	Boston-Quincy, MA	$1,010.4	5.3%	9.6%	9.9%	11.2%	12.0%
3	San Francisco-San Mateo-Redwood City, CA	$881.1	4.6%	19.8%	23.7%	8.9%	9.5%
4	Seattle-Bellevue-Everett, WA	$584.0	3.1%	12.2%	17.2%	13.2%	13.0%
5	Los Angeles-Long Beach-Glendale, CA	$491.2	2.6%	8.4%	9.1%	16.7%	16.8%

*	Source: CBRE-EA.

The Account’s results for the fourth quarter of 2013 were largely consistent with office market trends at the national level. Demand for office space has historically been driven largely by job growth in the financial and professional and business services sectors. More recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. While job growth in the financial services sector remained steady but modest in 2013, banks and financial firms are reducing space usage in order to improve profitability. Employment growth in the professional and business services sector remained healthy and was stronger in 2013, particularly in the sector’s computer and technology industries as was evident in markets like San Francisco, Seattle, Boston and New York. Continued gradual improvement in office market conditions appears likely given recent office employment growth trends coupled with minimal construction.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the fourth quarter due to ongoing growth in U.S. GDP and industrial production coupled with further improvement in global trade flows. Coastal port markets continue to be the biggest beneficiaries of the growth in trade. During the fourth quarter of 2013, the national industrial availability rate fell to 11.3% as compared to 11.7% in the third quarter of 2013. The national industrial availability rate has declined steadily since peaking at 14.5% in the second quarter of 2010.

The vacancy rate for the Account’s industrial property portfolio declined to 11.7% in the fourth quarter compared to 12.7% in the third quarter. As shown below, the vacancy rate of the Account’s properties in three of its top five industrial markets were very modest and remained well below their respective market averages. In Riverside, the Account’s top market, all of the space in the Account’s properties remained fully leased during the 4th quarter. However, the average vacancy rate of the Account’s properties in Los Angeles and Ft. Lauderdale remained high. In Los Angeles, the vacancy rate has been elevated since the recession due to the large number of smaller tenants in the Account’s properties and the recession’s detrimental effect on small companies. In Ft. Lauderdale, the average vacancy of the Account’s properties remained high due to the move-out of a large tenant from one of the Account’s properties. Space in the building, which has been subdivided to accommodate moderate-sized tenants that are more prevalent in the market, is currently being marketed. The building is one of several owned by the Account in a large industrial park; two existing mid-sized tenants recently renewed their leases at two of the Account’s other buildings.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013 Q4	2013 Q3	2013 Q4	2013 Q3

Industrial	Account/Nation			11.7%	12.7%	11.3%	11.7%

1	Riverside-San Bernardino-Ontario, CA	$572.6	3.0%	0.0%	0.0%	8.5%	10.0%
2	Tacoma, WA	$222.8	1.2%	5.2%	12.9%	8.3%	9.1%
3	Dallas-Plano-Irving, TX	$221.0	1.2%	1.3%	1.3%	10.7%	11.8%
4	Los Angeles-Long Beach-Glendale, CA	$206.8	1.1%	23.4%	17.1%	6.1%	6.3%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$159.2	0.8%	20.1%	20.9%	13.1%	12.8%

*	Source: CBRE-EA.

Multi-Family

U.S. apartment markets remained tight during fourth quarter 2013. The national vacancy rate averaged 5.0% versus 4.6% in third quarter 2013. However, vacancy rates were stable compared with fourth quarter 2012, as leasing activity in the fourth quarter is typically more moderate. Effective rents, which include concessions like free rent, grew 2.5-3.0% nationally, with the strongest growth reported in West Coast markets and markets with sizeable technology sectors such as San Jose, San Francisco, Seattle, Portland, Denver, and Oakland. Weaker rent growth was reported in the Northeast, particularly Washington DC, New York, and Philadelphia. Construction has increased nationally, with most of the new supply poised to hit the market in 2014 and the first half of 2015. Over the near term, however, apartment markets are expected to benefit from favorable demographic and socio-economic trends. Longer-term, Green Street Advisors notes that “new permit and start activity has leveled off due to slowing rent growth and higher construction costs. The implications for 2015-2016 rent growth expectations are positive.”

The vacancy rate of the Account’s multi-family portfolio remained low and stable at 6.0% in the fourth quarter of 2013 as compared with 5.9% in the third quarter. As shown in the table below, the average vacancy rate of the Account’s properties in New York and Houston remained below their respective market averages. In Denver, the average vacancy rate of the Account’s properties declined to 4.6% as a result of the healthy leasing activity but remained above the market vacancy rate 3.7%. In Los Angeles, the average vacancy rate of properties owned by the Account remained above the market average because of the recent acquisition of a newly constructed property which is in its initial lease-up. Excluding this property, the vacancy rate of the Account’s properties in Los Angeles declined to 5.6% as compared with 7.2% previously. In Washington, DC, the average vacancy rate of the Account’s properties declined to 6.0% following completion of the renovation and re-leasing of a portion of the units at one of the Account’s properties.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2013 Q4	2013 Q3	2013 Q4	2013 Q3

Apartment	Account/Nation			6.0%	5.9%	5.0%	4.6%

1	New York-White Plains-Wayne, NY-NJ	$710.7	3.7%	4.9%	4.0%	5.3%	5.2%
2	Los Angeles-Long Beach-Glendale, CA	$542.6	2.8%	9.1%	8.1%	3.8%	3.6%
3	Washington-Arlington-Alexandria, DC-VA-MD-WV	$405.9	2.1%	6.0%	7.6%	4.9%	4.4%
4	Houston-Sugar Land-Baytown, TX	$314.8	1.6%	5.7%	5.9%	5.9%	5.9%
5	Denver-Aurora, CO	$264.3	1.4%	4.6%	5.4%	3.7%	3.2%

*	Source: CBRE-EA.

Retail

As was the case with other property sectors, U.S. retail markets experienced modest improvement during the fourth quarter and over the course of 2013. Markets have benefited partly from a rebound in consumer confidence and spending following the slump caused by the government shutdown in October 2013. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.0% in the fourth quarter of 2013 as compared with the third quarter of 2013 and 3.1% compared with the fourth quarter of 2012. Availability rates in neighborhood and community centers declined to an average of 12.0% in the fourth quarter of 2013 as compared with 12.3% in the third quarter. However, national retailers reported mixed results for the important holiday season and remain cautious about opening new stores given ambivalent consumers and the growth in on-line sales. The vacancy rate for the Account’s retail portfolio remained low but increased to 6.1% during the fourth quarter of 2013 as compared with 4.1% in the third quarter of 2013. The vacancy rate of the Account’s retail portfolio remained below the neighborhood and community center average because the Account’s portfolio includes several high quality regional malls and lifestyle centers which have minimal vacancy.

Outlook

During the fourth quarter of 2013 and through much of 2013, commercial real estate fundamentals continued their gradual improvement as the U.S. economy grew at a moderate pace. Contributing to the improvement in fundamentals was healthy employment growth with the U.S. economy adding roughly 2.2 million jobs over the course of the year, moderate construction, and low interest rates. Though competition for top properties remained intense, commercial real estate continued to offer attractive returns over the short- and long-term compared with other asset classes. Markets with sizeable technology, energy, medical and biotechnology sectors experienced the most improvement while metro areas with sizeable U.S. government and defense sectors saw very modest improvement at best. However, the new $1.0 trillion bipartisan budget deal should strengthen consumer and business confidence and set the stage for stronger healthy economic growth in 2014. The budget agreement should also diminish near term uncertainty in markets with sizeable U.S. government and defense sectors. In addition to diminished uncertainty, the U.S. economy is expected to benefit from healthy consumer spending, stronger employment growth and a resumption of federal government spending. Prospects for the global economy also appear stronger than they have in a number of years. While downside risk remains, economic conditions in much of Europe have stabilized and are improving slowly. Ongoing growth in China and other emerging markets have contributed to an uptick in global trade as evidenced by the recent increase in U.S. exports. If domestic and global economic conditions generally fall in-line with economists’ expectations, U.S. real estate market conditions are likely to experience further improvement in 2014.

Management’s 2013 investment strategy maintained a primary focus on apartment, retail and industrial properties in target markets and selective opportunities in the central business district (“CBD”) of target office markets. Disposition activities targeted properties in non-target markets and/or underperforming properties. The Account acquired two new properties during the fourth quarter of 2013. The first was a newly constructed apartment building in the Los Angeles metropolitan area; the second was a high street retail property in downtown Philadelphia. In addition, several additional properties were under contract to be purchased as of the end of the quarter, with closings expected in the first half of 2014. Disposition activity in the fourth quarter included the sale of an industrial property in a non-target market, one office property in a non-target market and four community shopping centers in non-target markets from within the Account’s joint venture investments. Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the fourth quarter of 2013, the Account’s holdings were 90.7% leased as compared with 90.4% as of the third quarter of 2013. For 2013, the Account generated a 9.65% return. The Account’s real estate assets generated a 1.29% income return and a 1.28% capital return in the fourth quarter. As shown in the graph below, real estate asset returns for the fourth quarter of 2013 were the fifteenth consecutive quarter of positive income and capital returns; however, income and capital returns moderated in the fourth quarter compared with the prior two quarters.

Participant inflows continued at a steady pace during the fourth quarter of 2013, with the Account maintaining a solid cash position as of the start of 2014. During 2014, management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new acquisitions, the potential redemption of units from participants, the Account’s targeted cash holdings, and capital expenses for the Account’s real estate investments. Taking into account the expected short- and long-term return prospects for the four property types, Management’s anticipated acquisitions program in 2014 will focus on all four primary sectors in which the Account invests. The Account will also evaluate whether to pursue selected foreign acquisitions. In general, Management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, Management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to reduce the Account’s overall weighted cost of capital. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.5 billion portfolio consists of a mix of REIT stocks that closely replicates the FTSE NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added near term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments total return, which included dividends, was -0.16% during the fourth quarter and 2.63% in 2013.

During the latter half of the year the Account began construction of a build-to-suit office building on vacant land owned by the Account in Houston. The development property will consist of a 593,856 square foot, 30-story, Class A office tower, which, at its completion, will be fully leased under a fifteen year lease with the American subsidiary of a major global energy company. The project monetizes an existing land site that is adjacent to the Account’s other real estate investment in the Houston market, and represents the Account’s first ground-up development.

Based on the economic and real estate market outlook for 2014, Management believes that the Account is solidly positioned to benefit from expected further strengthening of the U.S. economy and U.S. real estate market conditions along with investors’ focus on major metropolitan markets. Competition for top tier properties remains intense which has driven initial cash-on-cash returns to relatively low levels. Management will therefore carefully evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits as well as initial cash-on-cash returns. Emphasis will be given to institutional quality properties with strong occupancy histories, favorable tenant rollover schedules, and manageable capital expenses. The Account believes that a disciplined investment strategy coupled with a focus on high quality properties will position the Account for favorable long-term performance.

Investments as of December 31, 2013

As of December 31, 2013, the Account had total net assets of $16.9 billion, a 13.8% increase from December 31, 2012. The increase in the Account’s net assets from December 31, 2012 to December 31, 2013 was primarily due to net participant inflows into the Account exclusive of the liquidity unit redemptions, see “Liquidity and Capital Resources” below, and net appreciation in value of the Account’s investments.

As of December 31, 2013, the Account owned a total of 102 real estate property investments (89 of which were wholly owned, 13 of which were held in joint ventures). The real estate portfolio included 27 office property investments (including three held in joint ventures), 25 industrial property investments (including one held in a joint venture), 27 apartment property investments (including one held in a joint venture), 20 retail property investments (including seven held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land development investment and one fee interest encumbered by a ground lease. Of the real estate property investments, 28 are subject to debt (including seven joint venture property investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of December 31, 2013 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2013 was $3.9 billion, which represented a loan to value ratio of 18.4%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.1% of total real estate investments and 3.8% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., cash withdrawals or transfers, and any redemption of TIAA’s liquidity units in the future).

During 2013, the Account purchased seven wholly owned real estate investments for $582.0 million, as displayed in the chart below.

Property Investments Acquired in 2013

(In millions)
Property Name	Property Type	City	State	Net Acquisition Cost
Wholly Owned
Oceano at Warner Center	Apartments	Woodland Hills	CA	$84.2
Holly Street Village	Apartments	Pasadena	CA	123.8
Mohawk Distribution Center	Industrial	Teterboro	NJ	81.1
South Denver Marketplace	Retail	Denver	CO	69.3
Cliffs at Barton Creek	Apartments	Austin	TX	36.5
1619 Walnut Street	Retail	Philadelphia	PA	19.4
Stella	Apartments	Marina Del Rey	CA	167.7

Total				$582.0

During 2013, the Account sold 11 wholly owned real estate investments for a net sales price of $435.8 million, while concurrently settling $219.4 million of debt associated with certain of those assets. The Account’s joint venture investments sold two real estate investments along with 12 properties that are part of the DDR Joint Venture investment, for a net sales price of $239.5 million, while concurrently settling $158.6 million of debt associated with certain of those assets, all representing the Account’s proportionate share. The Account realized a loss of $207.2 million and $154.1 million from its wholly owned real estate investment sales and from its proportionate share of real estate investment sales from within its joint venture investments, respectively.

Property Investments Sold in 2013

(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)	Mortgage Loan Payoff
Wholly Owned
Phoenix Apartment Portfolio	Apartments	Chandler	AZ	$33.3	$—
1 & 7 Westferry Circus	Office	London	UK	193.1	(193.1)
Plainsboro Plaza	Retail	Plainsboro	NJ	22.4	—
Lincoln Woods Apartments	Apartments	Lafayette Hill	PA	28.7	—
South Frisco Village Shopping Center	Retail	Frisco	TX	33.9	(26.3)
Reserve at Sugarloaf	Apartments	Duluth	GA	46.5	—
The Fairways of Carolina	Apartments	Margate	FL	26.5	—
Quiet Waters at Coquina Lakes	Apartments	Deerfield Beach	FL	27.3	—
Marketfair—Liquor License	Other	West Windsor	NJ	0.6	—
Fernley Distribution	Industrial	Fernley	NV	6.4	—
Creeksides at Centerpoint	Office	Kent	WA	17.1	—

Total Wholly Owned				$435.8	$(219.4)

Joint Ventures
Palm Lakes Plaza(1)	Retail	Margate	FL	$11.8	$—
Kendall Corners(1)	Retail	Kendall	FL	24.3	—
Douglas Pavilion(2)	Retail	Douglasville	GA	27.4	(20.8)
Jefferson Plaza(2)	Retail	Newport News	VA	8.5	(5.6)
Chesterfield Crossing(2)	Retail	Richmond	VA	12.3	(9.0)
Commonwealth Center(2)	Retail	Midlothian	VA	24.9	(17.6)
Walks at Highwood Preserve I(2)	Retail	Tampa	FL	20.8	(16.7)
West Colonial Center(2)	Retail	Orlando	FL	4.1	—
Capital Plaza(2)	Retail	Wake Forest	NC	6.0	(4.4)
Stonebridge Plaza(2)	Retail	Roswell	GA	19.5	(13.8)
Naugatuck Valley Shopping Center(2)	Retail	Waterbury	CT	33.8	(31.6)
Cox Creek Shopping Center(2)	Retail	Florence	AL	14.5	(6.4)
Suwanee Crossroads(2)	Retail	Suwanee	GA	3.2	(2.6)
Carlisle Commons(2)	Retail	Carlisle	PA	28.4	(30.1)

Total Joint Ventures				$239.5	$(158.6)

Total				$675.3	$(378.0)

(1)	Properties held within the Florida Retail Portfolio investment (80% Account interest).

(2)	Properties held within the DDR Joint Venture investment (85% Account interest).

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at December 31, 2013.

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.5%	15.0%	6.7%	—	0.3%	42.5%
Apartment	8.9%	8.8%	4.8%	—	—	22.5%
Retail	3.2%	4.3%	8.4%	1.6%	0.2%	17.7%
Industrial	1.3%	7.4%	3.6%	—	0.9%	13.2%
Other(3)	3.1%	0.3%	0.6%	—	0.1%	4.1%

Total	37.0%	35.8%	24.1%	1.6%	1.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$726.7	(2)	5.1%	3.8%
50 Fremont Street	San Francisco	CA	Office	518.0	(3)	3.7%	2.7%
The Florida Mall	Orlando	FL	Retail	490.9	(4)	3.5%	2.6%
99 High Street	Boston	MA	Office	438.0	(5)	3.1%	2.3%
Fourth and Madison	Seattle	WA	Office	435.0	(6)	3.1%	2.3%
DDR Corp.	Various	USA	Retail	413.7	(7)	2.9%	2.2%
425 Park Avenue	New York	NY	Land	400.0		2.8%	2.1%
780 Third Avenue	New York	NY	Office	365.2	(8)	2.6%	1.9%
501 Boylston Street	Boston	MA	Office	364.1		2.6%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	329.2		2.3%	1.7%

(1)

Value as reported in the December 31, 2013 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $408.6 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $324.6 million.

(4)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of December 31, 2013, this debt had a fair value of $192.5 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $253.0 million.

(6)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $244.3 million.

(7)

This property is held in a 85% / 15% joint venture with DDR Corp., consists of 27 retail properties located in 12 states and is presented net of debt. As of December 31, 2013, this debt had a fair value of $691.0 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $207.4 million.

As of December 31, 2013, the Account held 73.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.4% of total investments, real estate-related equity securities representing 7.9% of total investments, U.S. Treasury securities representing 5.9% of total investments, and real estate limited partnerships, representing 1.9% of total investments.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Performance

The Account’s total return was 9.65% for the year ended December 31, 2013 as compared to 10.06% for the year ended 2012. The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2013 were 9.65%, 10.89%, 2.25%, and 4.80%, respectively. As of December 31, 2013, the Account’s annualized total return since inception was 6.11%.

Net Investment Income

The table below shows the results of operations for the years ended December 31, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2013	2012	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$831.5	$872.0	$(40.5)	-4.6%

Real estate property level expenses and taxes:
Operating expenses	202.4	218.2	(15.8)	-7.2%
Real estate taxes	121.3	119.1	2.2	1.8%
Interest expense	116.8	146.0	(29.2)	-20.0%

Total real estate property level expenses and taxes	440.5	483.3	(42.8)	-8.9%

Real estate income, net	391.0	388.7	2.3	0.6%
Income from real estate joint ventures and limited partnerships	104.7	80.9	23.8	29.4%
Interest	2.9	3.0	(0.1)	-3.3%
Dividends	42.2	32.3	9.9	30.7%

TOTAL INVESTMENT INCOME	540.8	504.9	35.9	7.1%

Expenses:
Investment advisory charges	59.3	56.3	3.0	5.3%
Administrative charges	41.7	32.4	9.3	28.7%
Distribution charges	12.8	13.9	(1.1)	-7.9%
Mortality and expense risk charges	0.8	2.8	(2.0)	-71.4%
Liquidity guarantee charges	30.5	31.3	(0.8)	-2.6%

TOTAL EXPENSES	145.1	136.7	8.4	6.1%

INVESTMENT INCOME, NET	$395.7	$368.2	$27.5	7.5%

Rental Income:

Rental Income decreased $40.5 million or 4.6% primarily related to net disposition activity of real estate investments during 2012 and 2013. Rental income decreased $99.0 as a result of dispositions; partially offset by $42.4 million of additional rental income related to new acquisitions and $16.1 million attributed to existing real estate investments driven by higher occupancy, higher rents and lower rent concessions, most notably in the apartment and retail sectors.

Operating Expenses:

Operating expenses decreased $15.8 million or 7.2% primarily related to net disposition activity of real estate investments during 2012 and 2013. Operating expenses decreased $29.7 million as a result of dispositions; partially offset by $7.3 million of additional operating expenses related to new acquisitions and $6.6 million attributed to existing real estate investments, driven most notably by higher expenses in the apartment and office sectors, due to higher occupancy.

Real Estate Taxes:

Real estate taxes increased $2.2 million or 1.8% primarily due to increased property tax assessments, most notably in the Texas and California regions.

Interest Expense:

Interest expense decreased $29.2 million or 20.0% primarily due to the extinguishment of mortgage loans with higher interest rates.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $23.8 million or 29.4% due primarily to three new joint venture investments during the fourth quarter of 2012, partially offset by the dispositions of several smaller investments from within the Florida Retail Portfolio and DDR joint ventures.

Interest and Dividend Income:

Interest income decreased $0.1 million or 3.3% due to decreases in short term treasury rates during the year.

Dividend income increased $9.9 million or 30.7% due primarily to the $208.6 million increase in the cost of real estate-related marketable securities.

Expenses:

The Account’s expenses increased $8.4 million or 6.1%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. These costs increased 10.9% during 2013, generally corresponding to the 13.8% increase in the Account’s net assets from December 31, 2012 to December 31, 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased in 2013 compared to 2012, mortality and expense risk charges decreased as a result of the change in such rates.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2013	2012	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(210.0)	$(11.3)	$(198.7)	N/M
Real estate joint ventures and limited partnerships	(153.0)	(104.5)	(48.5)	-46.4%
Marketable securities	31.6	53.7	(22.1)	-41.2%

Total realized loss on investments:	(331.4)	(62.1)	(269.3)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	863.1	555.8	307.3	55.3%
Real estate joint ventures and limited partnerships	479.0	424.1	54.9	12.9%
Marketable securities	(41.7)	126.8	(168.5)	N/M
Mortgage loans payable	91.2	(33.4)	124.6	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,391.6	1,073.3	318.3	29.7%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,060.2	$1,011.2	$49.0	4.8%

N/M—Not meaningful

Real Estate Properties:

Real estate properties experienced net realized and unrealized gains of $653.1 million for the year as compared to net realized and unrealized gains of $544.5 million for 2012.

Net realized losses in the Account are due to the sale of real estate property investments during 2013. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments.

Net unrealized gains in the Account increased primarily as a result of improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were experienced in the office sector, with larger increases in the Boston, San Francisco and Washington D.C. markets. These increases were offset by foreign exchange losses of $4.8 million during the year as compared to foreign exchange gains of $14.6 million during 2012.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $326.0 million for the year ended December 31, 2013 compared to net realized and unrealized gains of $319.6 million for 2012.

Net realized losses related to the Account’s investments in joint ventures and limited partnerships are primarily due to the sale of real estate property investments underlying the Account’s joint venture investments during 2013. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments.

Net unrealized appreciation increased $54.9 million as compared to 2012. The largest increases were experienced in the retail sector, specifically in the Florida market.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized losses of $10.1 million for the year as compared to net realized and unrealized gains of $180.5 million for 2012. At December 31, 2013 the Account’s real estate related marketable securities were $1.5 billion as compared to $1.3 billion at December 31, 2012, an increase of $167.0 million or 12.5%. During 2013 the markets for REITs in the United States decreased as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities depreciated in line with these market movements.

Additionally, the Account held $3.1 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized gains of $91.2 million for the year compared to unrealized losses of $33.4 million for 2012. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, the performance of the underlying real estate investment, and where applicable, foreign exchange rates. The increase in unrealized gains during the year was primarily due to increases in 10-year treasury rates as well as favorable foreign exchange rates, resulting in exchange gains of $16.0 million as compared to foreign exchange losses of $9.4 million during 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Performance

The Account’s total return was 10.06% for the year ended December 31, 2012 as compared to 12.99% for the year ended 2011. The Account’s performance during the year ended December 31, 2012 decreased as the velocity of the overall economic and real estate market recoveries slowed and reduced net participant inflows as a result of the $150,000 participant account restriction effective March 31, 2011, being in place throughout 2012, and the $940.3 million redemption of the TIAA Liquidity Units.

The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2012 were 10.06%, 12.11%, -2.63%, and 4.60%, respectively. As of December 31, 2012, the Account’s annualized total return since inception was 5.91%.

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

Interest Expense:

The $36.8 million or 33.7% increase in interest expense for the year ended December 31, 2012 as compared to the comparable period of 2011 was primarily due to the refinancing of debt on four real estate investments.

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

Expenses:

The Account’s expenses increased $15.4 million or 12.7% for the year ended 2012 as compared to the comparable period of 2011. The increase in Account level expenses was due to the increase in the Account’s average net assets throughout the year ended December 31, 2012. The Account’s average net assets for 2012 increased 16.8% when compared to the Account’s average net assets for 2011. However, as a basis point (“bp”) charge to the Account, expenses have decreased from 98 bp during 2011 to 95 bp during 2012, a reduction of 3 bps. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory costs are primarily fixed, with some variable components. Administrative and distribution charges generally correspond to the level of assets under management. Mortality and expense risk charges decreased 3 bps during 2012. The decrease in mortality and expense risk charges during the year was primarily driven by a decrease of participants annuitizing into the Account as well as changes in participant mortality assumptions. See Note 2—Management Agreements and Arrangements to the consolidated financial statements included herein for further discussion related to these expenses.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2012 and 2011 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2012	2011	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(11.3)	$(41.7)	$30.4	72.9%
Real estate joint ventures and limited partnerships	(104.5)	(70.5)	(34.0)	-48.2%
Marketable securities	53.7	6.5	47.2	N/M

Total realized loss on investments:	(62.1)	(105.7)	43.6	41.2%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	555.8	829.9	(274.1)	-33.0%
Real estate joint ventures and limited partnerships	424.1	331.0	93.1	28.1%
Marketable securities	126.8	21.5	105.3	N/M
Mortgage loans payable	(33.4)	(0.7)	(32.7)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,073.3	1,181.7	(108.4)	-9.2%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,011.2	$1,076.0	$(64.8)	-6.0%

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

Net unrealized appreciation increased $93.1 million or 28.1% compared to the comparable period of 2011, due to the Account’s increased investments in joint ventures during 2012.

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

Liquidity and Capital Resources

As of December 31, 2013 and 2012, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $3.1 billion and $2.6 billion, respectively (18.5% and 17.4% of the Account’s net assets at such dates, respectively).

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

During the year ended December 31, 2013, the Account received $2.3 billion in premiums, which included $1.3 billion of participant transfers into the Account. The Account had outflows of $1.3 billion in annuity payments, withdrawals (excluding liquidity unit redemptions) and death benefits, which included $673.9 million of participant transfers out of the Account. The Account had outflows of $325.4 million related to redemptions of liquidity units during the year. During the year ended December 31, 2012, the Account received $1.9 billion in premiums, which included $1.1 billion of participant transfers into the Account. The Account had outflows of $1.0 billion in annuity payments, withdrawals and death benefits, which included $466.9 million of participant transfers out of the Account. The Account had outflows of $940.3 million related to redemptions of liquidity units during the year ended December 31, 2012. See Redemption of Liquidity Units section below for additional discussions related to the redemption of liquidity units.

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

As of March 31, 2013, the independent fiduciary completed the systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September, and December 2012, and March 2013, representing a total of $1.3 billion redeemed during this period.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $395.7 million for the year ended December 31, 2013 as compared to $368.2 million during 2012. Total net investment income increased as described more fully in the Results of Operations section above.

As of December 31, 2013, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 27.4% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITS. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2013, there were no amounts outstanding on the construction loan secured by a real estate investment held within the Account. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2013, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 18.4%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of December 31, 2013, $222.7 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid throughout 2014. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the fourth quarter of 2013. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

1619 Walnut Street—Philadelphia, PA

On November 6, 2013, the Account purchased a retail property located in Philadelphia, Pennsylvania for $19.4 million. 1619 Walnut Street is a six story, 34,047 square feet (“SF”) building anchored by ULTA Beauty, which occupies 13,647 SF on three floors. The remaining space is occupied by two office tenants, Keller Williams and Neiman Group. At the time of purchase, the property was 100% leased.

Stella—Marina Del Rey, CA

On November 26, 2013, the Account purchased a multi-use property located in Marina Del Rey, California for $167.7 million. Stella was recently constructed and consists of 244 units, occupying 236,775 SF in two residential buildings, one four story and one five story, which sit on top of a podium deck and retail space totaling 8,652 SF. The residential space is in its initial lease up phase and was 80% leased at the time of purchase, while the retail space was 100% leased to FedEx and a restaurant.

Sales

DDR Joint Venture—Waterbury, CT

On November 8, 2013, a retail property in Waterbury, Connecticut was sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $33.8 million. The Account realized a loss from the sale of $27.0 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis in the property at the date of sale was $60.8 million. Concurrent with this sale, the Account settled its portion of the outstanding mortgage obligation for this investment in the amount of $31.6 million.

DDR Joint Venture—Various, USA

On December 13, 2013, two retail properties, one located in Florence, Alabama and the other in Suwanee, Georgia, were sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $17.7 million. The Account realized a loss from the sale of $24.1 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis in these two properties at the date of sale was $41.8 million. Concurrent with this sale, the Account settled its portion of the outstanding mortgage obligations for these two investments in the amount of $9.0 million.

Fernley Distribution—Fernley, NV

On December 19, 2013, the Account sold an industrial property located in Fernley, Nevada for a net sales price of $6.4 million, realizing a loss from the sale of $5.4 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s cost basis in the property at the date of sale was $11.8 million.

Creeksides at Centerpoint—Kent, WA

On December 19, 2013, the Account sold an office property located in Kent, Washington for a net sales price of $17.1 million, realizing a loss from the sale of $30.0 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s cost basis in the property at the date of sale was $47.1 million.

DDR Joint Venture—Carlisle, PA

On December 20, 2013, a retail property in Carlisle, Pennsylvania was sold by the Account’s DDR joint venture investment in which the Account holds an 85.0% interest. The Account’s portion of the net sales price was $28.4 million. The Account realized a loss from the sale of $15.6 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s portion of its cost basis in the property at the date of sale was $44.0 million. Concurrent with this sale, the Account settled its portion of the outstanding mortgage obligation for this investment in the amount of $30.1 million.

Financings

Windsor at Lenox Park—Atlanta, GA

On November 1, 2013, the Account extinguished a $24.0 million mortgage loan associated with the property.

San Montego Apartments—Houston, TX

On November 1, 2013, the Account extinguished a $21.8 million mortgage loan associated with the property.

Montecito Apartments—Houston, TX

On November 1, 2013, the Account extinguished a $20.2 million mortgage loan associated with the property.

Phoenician Apartments—Houston, TX

On November 1, 2013, the Account extinguished a $21.3 million mortgage loan associated with the property.

Five Oaks—Houston, TX

On December 20, 2013, the Account entered into a construction loan for up to $160 million to help finance development of an office property. During its initial three year term, the loan is interest only with a variable interest rate equal to the 30-Day London Interbank Offered Rate (LIBOR) plus 1.70%, declining to 1.45% at project stabilization. At December 31, 2013, no amounts were outstanding on this loan.

DDR Joint Venture—Various, USA

On December 20, 2013, the Account’s DDR joint venture investment restructured its outstanding $182.3 million term loan (the Account’s share) which is collateralized by 11 properties held within the DDR joint venture. As part of the restructuring, the debt’s interest rate was reduced to LIBOR plus 1.80%, maturing February 2017.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2013 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$222.7	$185.8	$188.5	$51.9	$16.8	$1,642.0	$2,307.7
Interest Payments(1)	97.4	88.0	71.0	67.2	65.2	251.2	640.0

Total Mortgage Loans Payable	$320.1	$273.8	$259.5	$119.1	$82.0	$1,893.2	$2,947.7
Other Commitments(2)	0.5	—	—	—	—	—	0.5
Tenant improvements(3)	74.1	—	—	—	—	—	74.1

Total Contractual Obligations	$394.7	$273.8	$259.5	$119.1	$82.0	$1,893.2	$3,022.3

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2013.

(2)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2013.

Note that the Contractual Obligations table above does not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

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

Determination of Investments at Fair Value: The Account reports all investments and investment related mortgage loans payable at fair value. The Financial Accounting Standards Board ("FASB") has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2013, represented 75.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

•

Risks of Borrowing—The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property, buys a property subject to a mortgage or holds a property subject to a mortgage, and hedging against such interest rate changes, if undertaken by the Account, may entail additional costs and be unsuccessful; and

•

Foreign Currency Risk—The risk that the value of the Account’s foreign investments, related debt, or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such currency changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.

As of December 31, 2013, 24.2% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statement of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. “Risk Factors” in this Form 10-K.

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

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.

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

March 13, 2014	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management
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

Jeffrey R. Brown, Audit Committee Chair
Lisa W. Hess, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Donald K. Peterson, Audit Committee Member

March 13, 2014

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,679.5 and $10,543.6)	$11,565.1	$10,554.6
Real estate joint ventures and limited partnerships (cost: $2,424.7 and $2,553.8)	2,925.6	2,631.3
Marketable securities:
Real estate related (cost: $1,384.3 and $1,175.7)	1,499.3	1,332.3
Other (cost: $3,119.3 and $2,569.3)	3,119.6	2,569.7

Total investments (cost: $17,607.8 and $16,842.4)	19,109.6	17,087.9

Cash and cash equivalents	14.6	21.7
Due from investment advisor	2.5	—
Other	290.4	269.0

TOTAL ASSETS	19,417.1	17,378.6

LIABILITIES
Mortgage loans payable, at fair value—Note 9 (principal outstanding: $2,307.7 and $2,253.8)	2,279.1	2,282.6
Due to investment advisor	—	10.6
Accrued real estate property level expenses	198.6	185.8
Other	31.5	38.5

TOTAL LIABILITIES	2,509.2	2,517.5

COMMITMENTS AND CONTINGENCIES—Note 12
NET ASSETS
Accumulation Fund	16,535.4	14,523.0
Annuity Fund	372.5	338.1

TOTAL NET ASSETS	$16,907.9	$14,861.1

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 11	55.3	53.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 10	$298.872	$272.569

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2013	2012	2011
INVESTMENT INCOME
Real estate income, net:
Rental income	$831.5	$872.0	$874.1

Real estate property level expenses and taxes:
Operating expenses	202.4	218.2	217.8
Real estate taxes	121.3	119.1	111.5
Interest expense	116.8	146.0	109.2

Total real estate property level expenses and taxes	440.5	483.3	438.5

Real estate income, net	391.0	388.7	435.6
Income from real estate joint ventures and limited partnerships	104.7	80.9	86.4
Interest	2.9	3.0	3.3
Dividends	42.2	32.3	19.1

TOTAL INVESTMENT INCOME	540.8	504.9	544.4

Expenses:
Investment advisory charges	59.3	56.3	53.9
Administrative charges	41.7	32.4	28.7
Distribution charges	12.8	13.9	8.8
Mortality and expense risk charges	0.8	2.8	6.2
Liquidity guarantee charges	30.5	31.3	23.7

TOTAL EXPENSES	145.1	136.7	121.3

INVESTMENT INCOME, NET	395.7	368.2	423.1

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(210.0)	(11.3)	(41.7)
Real estate joint ventures and limited partnerships	(153.0)	(104.5)	(70.5)
Marketable securities	31.6	53.7	6.5

Net realized loss on investments	(331.4)	(62.1)	(105.7)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	863.1	555.8	829.9
Real estate joint ventures and limited partnerships	479.0	424.1	331.0
Marketable securities	(41.7)	126.8	21.5
Mortgage loans payable	91.2	(33.4)	(0.7)

Net change in unrealized appreciation on investments and mortgage loans payable	1,391.6	1,073.3	1,181.7

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,060.2	1,011.2	1,076.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,455.9	$1,379.4	$1,499.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2013	2012	2011
FROM OPERATIONS
Investment income, net	$395.7	$368.2	$423.1
Net realized loss on investments	(331.4)	(62.1)	(105.7)
Net change in unrealized appreciation on investments and mortgage loans payable	1,391.6	1,073.3	1,181.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,455.9	1,379.4	1,499.1

FROM PARTICIPANT TRANSACTIONS
Premiums	2,251.0	1,923.5	2,321.0
Liquidity units redeemed—Note 3	(325.4)	(940.3)	—
Annuity payments	(28.3)	(25.1)	(24.3)
Withdrawals and death benefits	(1,306.4)	(1,003.6)	(1,071.7)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	590.9	(45.5)	1,225.0

NET INCREASE IN NET ASSETS	2,046.8	1,333.9	2,724.1
NET ASSETS
Beginning of period	14,861.1	13,527.2	10,803.1

End of period	$16,907.9	$14,861.1	$13,527.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,455.9	$1,379.4	$1,499.1
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Deferred financing costs	—	3.8	—
Net realized loss on investments	331.4	62.1	105.7
Net change in unrealized appreciation on investments and mortgage loans payable	(1,391.6)	(1,073.3)	(1,181.7)
Purchase of real estate properties	(582.0)	(619.3)	(1,108.9)
Capital improvements on real estate properties	(196.1)	(186.3)	(162.7)
Proceeds from sale of real estate properties	435.8	449.8	335.9
Purchases of long term investments	(370.2)	(1,076.6)	(465.7)
Proceeds from sale of long term investments	224.9	675.5	38.3
(Increase) decrease in other investments	(550.0)	233.3	(392.3)
Change in due to (from) investment advisor	(13.1)	17.4	4.2
Increase in other assets	(21.4)	(30.6)	(61.3)
Increase in other liabilities	8.6	15.6	1.8

NET CASH USED IN OPERATING ACTIVITIES	(667.8)	(149.2)	(1,387.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	900.0	208.1	185.0
Payments of mortgage loans	(830.2)	(9.2)	(17.8)
Premiums	2,251.0	1,923.5	2,321.0
Liquidity units redeemed	(325.4)	(940.3)	—
Annuity payments	(28.3)	(25.1)	(24.3)
Withdrawals and death benefits	(1,306.4)	(1,003.6)	(1,071.7)

NET CASH PROVIDED BY FINANCING ACTIVITIES	660.7	153.4	1,392.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7.1)	4.2	4.6
CASH AND CASH EQUIVALENTS
Beginning of period	21.7	17.5	12.9

End of period	$14.6	$21.7	$17.5

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$116.2	$117.0	$109.2

Debt assumed in acquisition of property	$—	$36.9	$—

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these consolidated financial statements. The Account also has invested in mortgage loans receivable collateralized by commercial real estate properties. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material. The following is a summary of the significant accounting policies of the Account.

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

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Accounts’ tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Accounts’ financial statements.

Restricted Cash: The Account held $46.0 million and $61.4 million as of December 31, 2013 and December 31, 2012, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 9—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncement: In June 2013, the FASB issued Accounting Standards Update 2013-08 Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements (the “ASU”) which amends the criteria for an entity to qualify as an investment company and introduces new disclosure requirements that apply to all investment companies. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Account is currently assessing the impact of applying the ASU but does not anticipate any material impacts to the Account’s consolidated financial statements.

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

To the extent TIAA owns accumulation units issued pursuant to the liquidity guarantee, the independent fiduciary monitors and oversees, among other things, TIAA’s ownership interest in the Account and may require TIAA to eventually redeem some of its units, particularly when the Account has un-invested cash or liquid investments available. TIAA also receives a fee for assuming certain mortality and expense risks.

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

As of March 31, 2013, the independent fiduciary completed the systematic redemption of all of the liquidity units held by TIAA. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of June, September, and December 2012, and March 2013, representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

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

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.5%	15.0%	6.7%	—	0.3%	42.5%
Apartment	8.9%	8.8%	4.8%	—	—	22.5%
Retail	3.2%	4.3%	8.4%	1.6%	0.2%	17.7%
Industrial	1.3%	7.4%	3.6%	—	0.9%	13.2%
Other(3)	3.1%	0.3%	0.6%	—	0.1%	4.1%

Total	37.0%	35.8%	24.1%	1.6%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

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

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly owned real estate investments owned by the Account, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2014	$495.9
2015	463.2
2016	416.0
2017	368.7
2018	315.8
Thereafter	3,028.0

Total	$5,087.6

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

c. Inputs other than quoted prices that are observable within the market for the asset (or liability) (for example, interest rates and yield curves, implied volatilities, and credit spreads, that are observable at commonly quoted intervals); and

d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (for example, market-corroborated inputs).

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

The Account’s determination of fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally developed models that primarily use market-based or independently sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, counterparty’s creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable inputs that are applied consistently over time.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2013
Real Estate properties	$—	$—	$11,565.1	$11,565.1
Real Estate joint ventures	—	—	2,563.6	2,563.6
Limited partnerships	—	—	362.0	362.0
Marketable securities:
Real Estate Related	1,499.3	—	—	1,499.3
Government Agency Notes	—	1,989.1	—	1,989.1
United States Treasury securities	—	1,130.5	—	1,130.5

Total Investments at December 31, 2013	$1,499.3	$3,119.6	$14,490.7	$19,109.6

Mortgage loans payable	$—	$—	$(2,279.1)	$(2,279.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2012
Real Estate properties	$—	$—	$10,554.6	$10,554.6
Real Estate joint ventures	—	—	2,291.5	2,291.5
Limited partnerships	—	—	339.8	339.8
Marketable securities:
Real Estate Related	1,332.3	—	—	1,332.3
Government Agency Notes	—	1,379.6	—	1,379.6
United States Treasury securities	—	1,190.1	—	1,190.1

Total Investments at December 31, 2012	$1,332.3	$2,569.7	$13,185.9	$17,087.9

Mortgage loans payable	$—	$—	$(2,282.6)	$(2,282.6)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and December 31, 2012 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	653.1	294.1	31.9	979.1	73.3
Purchases(1)	793.2	48.7	3.2	845.1	(900.0)
Sales	(435.8)	—	—	(435.8)	—
Settlements(2)	—	(70.7)	(12.9)	(83.6)	830.2

Ending balance December 31, 2013	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2012
Beginning balance January 1, 2012	$9,857.6	$1,591.4	$307.5	$11,756.5	$(2,028.2)
Total realized and unrealized gains (losses) included in changes in net assets	544.5	281.5	38.1	$864.1	(14.8)
Purchases(1)	838.3	765.2	23.4	$1,626.9	(248.8)
Sales	(685.8)	—	—	$(685.8)	—
Settlements(2)	—	(346.6)	(29.2)	$(375.8)	9.2

Ending balance December 31, 2012	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2013.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–9.5% (7.0%)
and Joint Ventures			Terminal Capitalization Rate	5.0%–8.3% (5.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8%–8.3% (5.4%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.7%–10.0% (7.4%)
			Terminal Capitalization Rate	5.5%–8.0% (6.3%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8%–8.3% (5.6%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–8.0% (6.6%)
			Terminal Capitalization Rate	4.3%–6.3% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–5.8% (4.4%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–13.0% (7.5%)
			Terminal Capitalization Rate	5.3%–12.5% (6.3%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5%–12.0% (5.7%)

Mortgage Loans	Office and	Discounted Cash Flow	Loan to Value Ratio	38.7%–57.3% (45.2%)
Payable	Industrial		Equivalency Rate	2.2%–4.8% (3.9%)

		Net Present Value	Loan to Value Ratio	38.7%–57.3% (45.2%)
			Weighted Average Cost of Capital Risk Premiums	1.5%–2.9% (1.9%)

	Residential	Discounted Cash Flow	Loan to Value Ratio	34.8%–61.5% (47.4%)
			Equivalency Rate	2.6%–4.4% (3.8%)

		Net Present Value	Loan to Value Ratio	34.8%–61.5% (47.4%)
			Weighted Average Cost of Capital Risk Premiums	1.4%–3.2% (2.1%)

	Retail	Discounted Cash Flow	Loan to Value Ratio	26.5%–130.7% (59.9%)
			Equivalency Rate	2.4%–7.4% (4.3%)

		Net Present Value	Loan to Value Ratio	26.5%–130.7% (59.9%)
			Weighted Average Cost of Capital Risk Premiums	0.9%–13.8% (4.5%)

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

During the years ended December 31, 2013 and 2012 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2013	$676.1	$300.6	$31.0	$1,007.7	$57.4

For the year ended December 31, 2012	$474.6	$444.1	$63.5	$982.2	$(14.8)

Note 7—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2013, the Account held 13 investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The Account’s equity in the joint ventures was $2.6 billion at December 31, 2013 and $2.3 billion at December 31, 2012, respectively. The Account’s most significant joint venture investment is the DDR joint venture which represented 2.4% of the Account’s net assets and 2.2% of the Account’s invested assets at December 31, 2013.

The Account’s proportionate share of the mortgage loans payable within the joint venture investments at fair value was $1.6 billion at December 31, 2013 and $1.8 billion at December 31, 2012. The Account’s share in the outstanding principal of the mortgage loans payable within the joint ventures was $1.6 billion at December 31, 2013 and $1.8 billion at December 31, 2012, respectively.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31, 2013	December 31, 2012
Assets
Real Estate properties, at fair value	$6,715.6	$6,495.4
Other assets	249.0	181.5

Total assets	$6,964.6	$6,676.9

Liabilities & Equity
Mortgage Notes Payable and Other Note Obligations, at fair value	$2,360.4	$2,656.0
Other liabilities	139.9	82.8

Total liabilities	2,500.3	2,738.8
Equity	4,464.3	3,938.1

Total liabilities and equity	$6,964.6	$6,676.9

	Years Ended December 31,
	2013	2012	2011
Operating Revenue and Expenses
Revenues	$562.5	$478.9	$457.7
Expenses	309.6	273.5	279.4

Excess of revenues over expenses	$252.9	$205.4	$178.3

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

Note 8—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies, and private real estate equity investment trusts that own real estate properties and real estate-related securities. The Account receives distributions from these investments based on the Account’s ownership interest percentages. At December 31, 2013, the Account held interests in three limited partnerships, one limited liability company and one private real estate equity investment trust. The Account held non-controlling ownership interest percentages in these investments ranging from 5.3% to 18.5%. Under the terms of the partnership agreements governing such investments, and based upon the expected term of each such partnership, the partnerships could engage in liquidation activities beginning in 2014 through 2017. During 2013, the Heitman Value Partners Fund began liquidation; the remaining investment assets are anticipated to be liquidated during 2014. Cobalt Industrial REIT and Colony Realty Partners LP are anticipated to begin liquidation in 2014. The Account’s ownership interest in the five investments, including the Account’s remaining interest in the Heitman Value Partners Fund, was $362.0 million and $339.8 million at December 31, 2013 and December 31, 2012, respectively.

Note 9—Mortgage Loans Payable

At December 31, 2013, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(3)	Principal Amounts as of December 31,		Maturity
		2013	2012
1 & 7 Westferry Circus(1)(2)(5)	5.40% paid quarterly	$—	$208.4	February 28, 2013
Reserve at Sugarloaf(1)(5)	5.49% paid monthly	—	23.9	June 1, 2013
South Frisco Village	5.85% paid monthly	—	26.3	June 1, 2013
Pacific Plaza(1)(5)	5.55% paid monthly	—	8.0	September 1, 2013
Wilshire Rodeo Plaza(5)	5.28% paid monthly	112.7	112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	109.3	110.8	December 7, 2014
Windsor at Lenox Park(5)(10)	4.43% paid monthly	—	24.0	August 1, 2015
San Montego Apartments(5)(6)(10)	4.47% paid monthly	—	21.8	August 1, 2015
Montecito Apartments(5)(6)(10)	4.47% paid monthly	—	20.2	August 1, 2015
Phoenician Apartments(5)(6)(10)	4.47% paid monthly	—	21.3	August 1, 2015
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	36.2	36.9	September 11, 2016
The Legend at Kierland(5)(7)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(7)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(8)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(8)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(8)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)(9)	3.75% paid monthly	200.0	145.0	June 1, 2023
1001 Pennsylvania Avenue(9)	3.70% paid monthly	330.0	210.0	June 1, 2023
50 Fremont Street(5)(9)	3.75% paid monthly	200.0	135.0	June 1, 2023
780 Third Avenue(5)	3.55% paid monthly	150.0	—	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	—	August 1, 2025
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,307.7	$2,253.8
Fair Value Adjustment(4)		(28.6)	28.8

Total mortgage loans payable		$2,279.1	$2,282.6

(1)	The mortgage is adjusted monthly for principal payments.

(2)	The mortgage is denominated in British pounds and the principal payment had been converted to U.S. dollars using the exchange rate as of December 31, 2012.

(3)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans payable on these individual properties, which are held within the Houston Apartment Portfolio.

(7)	Represents mortgage loans payable on these individual properties, which are held within the Kierland Apartment Portfolio.

(8)	Represents mortgage loans payable on these individual properties, which are held within Palomino Park.

(9)	Represents mortgage loans that were refinanced in the quarter ended June 30, 2013, into 10-year loans with interest only due for the first five years and principal payments due thereafter.

(10)	Represents mortgage loans payable that were paid off before maturity in the fourth quarter of 2013.

On December 20, 2013, the Account entered into a construction loan for up to $160.0 million for the development of an office property. During its initial three year term, the loan is interest only with a variable interest rate equal to the 30-Day London Interbank Offered Rate (LIBOR) plus 1.70%, declining to 1.45% at project stabilization. At December 31, 2013 no amounts were outstanding on this loan.

Principal payment schedule on mortgage loans payable as of December 31, 2013 was as follows (in millions):

Amount
2014	$222.7
2015	185.8
2016	188.5
2017	51.9
2018	16.8
Thereafter	1,642.0

Total maturities	$2,307.7

Note 10—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Per Accumulation Unit data:
Rental income	$15.313	$16.345	$17.224	$19.516	$22.649
Real estate property level expenses and taxes	8.112	9.059	8.640	9.987	11.193

Real estate income, net	7.201	7.286	8.584	9.529	11.456
Other income	2.759	2.178	2.143	2.214	2.778

Total income	9.960	9.464	10.727	11.743	14.234
Expense charges(1)	2.672	2.562	2.390	2.167	2.280

Investment income, net	7.288	6.902	8.337	9.576	11.954
Net realized and unrealized gain (loss) on investments and mortgage loans payable	19.015	18.013	20.144	16.143	(85.848)

Net increase (decrease) in Accumulation Unit Value	26.303	24.915	28.481	25.719	(73.894)
Accumulation Unit Value:
Beginning of period	272.569	247.654	219.173	193.454	267.348

End of period	$298.872	$272.569	$247.654	$219.173	$193.454

Total return	9.65%	10.06%	12.99%	13.29%	-27.64%
Ratios to Average net Assets:
Expenses(1)	0.92%	0.95%	0.98%	1.09%	1.01%
Investment income, net	2.50%	2.55%	3.42%	4.84%	5.29%
Portfolio turnover rate:
Real estate properties(2)	2.10%	10.22%	3.01%	1.01%	0.75%
Marketable securities(3)	8.36%	21.92%	3.43%	19.18%	0.00%
Accumulation Units outstanding at end of period (in millions):	55.3	53.3	53.4	48.1	39.5
Net assets end of period (in millions)	$16,907.9	$14,861.1	$13,527.2	$10,803.1	$7,879.9

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

Note 11—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For The Years Ended
	2013	2012	2011
Outstanding:
Beginning of period	53.3	53.4	48.1
Credited for premiums	7.9	7.4	10.0
Liquidity units redeemed—Note 3	(1.2)	(3.6)	—
Annuity, other periodic payments, withdrawals and death benefits	(4.7)	(3.9)	(4.7)

End of period	55.3	53.3	53.4

Note 12—Commitments and Contingencies

Commitments—The Account had $0.5 million and $6.8 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of December 31, 2013 and 2012, respectively.

The Account has committed a total of $74.1 million and $90.2 million as of December 31, 2013 and 2012, respectively, to various tenants for tenant improvements and leasing inducements.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—60.5% and 61.8%

Location / Description	Type	Fair Value
		2013		2012
Arizona:
Camelback Center	Office	$38.6		$32.6
Kierland Apartment Portfolio	Apartments	119.0	(1)	114.1	(1)
Phoenix Apartment Portfolio	Apartments	—		33.6
California:
3 Hutton Centre Drive	Office	41.3		38.6
50 Fremont Street	Office	518.0	(1)	433.9	(1)
88 Kearny Street	Office	111.8		101.7
275 Battery Street	Office	251.4		241.0
Centre Pointe and Valley View	Industrial	31.9		30.5
Cerritos Industrial Park	Industrial	86.4		83.3
Charleston Plaza	Retail	82.0	(1)	80.0	(1)
Great West Industrial Portfolio	Industrial	119.0		106.2
Holly Street Village	Apartments	124.0		—
Larkspur Courts	Apartments	96.4		93.4
Northern CA RA Industrial Portfolio	Industrial	47.3		45.3
Northpark Village Square	Retail	40.8		41.4
Oceano at Warner Center	Apartments	87.3		—
Ontario Industrial Portfolio	Industrial	329.2		304.1
Pacific Plaza	Office	82.0		75.7	(1)
Rancho Cucamonga Industrial Portfolio	Industrial	124.4		107.0
Regents Court	Apartments	78.5	(1)	81.6	(1)
Southern CA RA Industrial Portfolio	Industrial	88.6		86.9
Stella	Apartments	168.5		—
The Forum at Carlsbad	Retail	192.9	(1)	186.0	(1)
The Legacy at Westwood	Apartments	126.0	(1)	111.5	(1)
West Lake North Business Park	Office	48.7		46.3
Westcreek	Apartments	36.8		34.7
Westwood Marketplace	Retail	108.0		108.1
Wilshire Rodeo Plaza	Office	181.1	(1)	171.0	(1)
Colorado:
Palomino Park	Apartments	264.3	(1)	247.4	(1)
South Denver Marketplace	Retail	69.9		—
Connecticut:
Ten & Twenty Westport Road	Office	150.0		145.1
Florida:
701 Brickell Avenue	Office	271.3		230.9
North 40 Office Complex	Office	27.8		28.6
Plantation Grove	Retail	12.5		10.3
Publix at Weston Commons	Retail	55.0	(1)	52.0	(1)
Quiet Waters at Coquina Lakes	Apartments	—		26.6
Seneca Industrial Park	Industrial	73.8		74.6
South Florida Apartment Portfolio	Apartments	77.9		79.7
Suncrest Village Shopping Center	Retail	13.5		11.4
The Fairways of Carolina	Apartments	—		25.1
The Residences at the Village of Merrick Park	Apartments	63.8		53.8
Urban Centre	Office	107.6		105.5
Weston Business Center	Industrial	85.5		87.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2013		2012
France:
Printemps de L’Homme	Retail	$226.9		$209.2
Georgia:
Atlanta Industrial Portfolio	Industrial	42.5		42.5
Glenridge Walk	Apartments	40.1		37.6
Reserve at Sugarloaf	Apartments	—		43.0	(1)
Shawnee Ridge Industrial Portfolio	Industrial	61.4		58.3
Windsor at Lenox Park	Apartments	64.9		55.0	(1)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	62.7		58.3
Chicago Industrial Portfolio	Industrial	66.7		66.2
Parkview Plaza	Office	45.6		39.3
Maryland:
The Shops at Wisconsin Place	Retail	99.1		96.3
Massachusetts:
99 High Street	Office	438.0	(1)	386.2	(1)
501 Boylston Street(7)	Office	364.1		289.9
Northeast RA Industrial Portfolio	Industrial	29.6		28.1
Residence at Rivers Edge	Apartments	87.6		88.8
Nevada:
Fernley Distribution Facility	Industrial	—		7.3
New Jersey:
Konica Photo Imaging Headquarters	Industrial	20.4		19.1
Marketfair	Retail	84.7		72.2
Mohawk Distribution Center	Industrial	78.0		—
Plainsboro Plaza	Retail	—		23.5
South River Road Industrial	Industrial	54.7		47.4
New York:
425 Park Avenue	Ground Lease	400.0		330.0
780 Third Avenue	Office	365.2	(1)	335.4
The Colorado	Apartments	190.3	(1)	161.0	(1)
The Corner	Apartments	230.0	(1)	228.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	19.0		—
Lincoln Woods	Apartments	—		31.0
The Pepper Building	Apartments	51.1		52.5
Tennessee:
Summit Distribution Center	Industrial	17.0		19.6
Texas:
Cliffs at Barton Creek	Apartments	39.1		—
Dallas Industrial Portfolio	Industrial	176.9		164.6
Four Oaks Place	Land	64.3		16.2
Houston Apartment Portfolio	Apartments	263.2		244.4	(1)
Lincoln Centre	Office	267.7	(1)	230.9	(1)
Pinnacle Industrial Portfolio	Industrial	44.1		42.0
South Frisco Village	Retail	—		34.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location / Description	Type	Fair Value
		2013		2012
Texas: (continued)
The Caruth	Apartments	$81.3	(1)	$78.1	(1)
The Maroneal	Apartments	51.7		48.5
United Kingdom:
1 & 7 Westferry Circus	Office	—		223.5	(1)
Virginia:
8270 Greensboro Drive	Office	41.8		34.0
Ashford Meadows Apartments	Apartments	105.6	(1)	100.3	(1)
The Ellipse at Ballston	Office	85.3		78.3
The Palatine	Apartments	130.0	(1)	134.2	(1)
Washington:
Circa Green Lake	Apartments	85.0		84.0
Creeksides at Centerpoint	Office	—		20.2
Fourth and Madison	Office	435.0	(1)	429.3	(1)
Millennium Corporate Park	Office	149.0		139.4
Northwest RA Industrial Portfolio	Industrial	27.1		26.0
Pacific Corporate Park	Industrial	35.8		35.0
Prescott Wallingford Apartments	Apartments	53.6		53.6
Rainier Corporate Park	Industrial	86.5		88.5
Regal Logistics Campus	Industrial	73.4		69.5
Washington DC:
1001 Pennsylvania Avenue	Office	726.7	(1)	679.4	(1)
1401 H Street, NW	Office	231.8	(1)	211.3	(1)
1900 K Street, NW	Office	287.3		257.7
Mass Court	Apartments	170.3	(1)	169.0	(1)
Mazza Gallerie	Retail	80.2		70.0

TOTAL REAL ESTATE PROPERTIES
(Cost $10,679.5 and $10,543.6)		$11,565.1		$10,554.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.3% and 15.4%

REAL ESTATE JOINT VENTURES—13.4% and 13.4% (Note 7)

Location / Description	Type	Fair Value
		2013		2012
California:
CA—Colorado Center LP
Colorado Center (50% Account Interest)	Office	$261.3	(2)	$228.4	(2)
CA—Treat Towers LP
Treat Towers (75% Account Interest)	Office	—	(8)	2.1	(5)
Valencia Town Center Associates LP
Valencia Town Center (49.9% Account Interest)	Retail	113.5	(2)	99.1	(2)
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	Retail	490.9	(2)	386.2	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	Retail	119.3		149.6
West Dade County Associates
Miami International Mall (50% Account Interest)	Retail	196.4		137.0	(2)
Georgia:
GA—Buckhead LLC
Prominence in Buckhead (75% Account Interest)	Office	—	(8)	2.4	(5)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	13.9		14.6
Massachusetts:
MA—One Boston Place REIT
One Boston Place (50.25% Account Interest)	Office	208.3		195.5
New York:
RGM 42, LLC
MiMA (70% Account Interest)	Apartments	290.4	(2)	282.0	(2)
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	Retail	77.8	(2)	67.2	(2)
Texas:
Four Oaks Venture LP
Four Oaks Place LP (51% Account Interest)	Office	275.9		261.2
Various:
DDR TC LLC
DDR Joint Venture (85% Account Interest)	Retail	413.7	(2,3)	386.3	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	Storage	101.6	(2,3)	78.6	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(3,6)	1.3	(2,3,6)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,167.3 and $2,287.6)		$2,563.6		$2,291.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Location / Description	Fair Value
	2013	2012
LIMITED PARTNERSHIPS—1.9% and 2.0% (Note 8)
Cobalt Industrial REIT (10.998% Account Interest)	$24.8	$26.1
Colony Realty Partners LP (5.27% Account Interest)	20.7	20.5
Heitman Value Partners Fund (8.43% Account Interest)	0.4	3.9
Lion Gables Apartment Fund (18.46% Account Interest)	288.4	258.0
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	27.7	31.3

TOTAL LIMITED PARTNERSHIPS
(Cost $257.4 and $266.2)	$362.0	$339.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,424.7 and $2,553.8)	$2,925.6	$2,631.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

MARKETABLE SECURITIES—24.2% and 22.8%
REAL ESTATE-RELATED MARKETABLE SECURITIES—7.9% and 7.8%

Shares		Issuer	Fair Value
2013	2012		2013	2012
134,862	111,782	Acadia Realty Trust	$3.3	$2.8
33,840	30,210	Agree Realty Corporation	1.0	0.8
5,049	4,959	Alexander’s, Inc.	1.7	1.6
174,957	151,807	Alexandria Real Estate Equities, Inc.	11.1	10.5
86,953	94,923	American Assets Trust, Inc.	2.7	2.7
256,019	250,699	American Campus Communities, Inc.	8.2	11.6
114,990	—	American Homes 4 Rent	1.9	—
451,330	376,970	American Realty Capital Properties, Inc.	5.8	4.4
45,810	—	American Residential Properties	0.8	—
969,299	944,789	American Tower Corp.	77.5	73.0
355,553	346,913	Apartment Investment and Management Company	9.2	9.4
47,530	—	Armada Hoffler Properties Inc.	0.4	—
31,236	—	Ashford Hospitality Prime Inc.	0.6	—
156,183	164,643	Ashford Hospitality Trust, Inc.	1.3	1.7
143,225	122,355	Associated Estates Realty Corporation	2.3	2.0
316,410	270,130	Avalonbay Communities, Inc.	37.4	36.6
25,510	—	Aviv REIT, Inc.	0.6	—
470,857	366,497	BioMed Realty Trust, Inc.	8.5	7.1
370,695	356,885	Boston Properties, Inc.	37.2	37.8
386,249	346,409	Brandywine Realty Trust	5.4	4.2
187,688	182,748	BRE Properties, Inc.	10.3	9.3
101,190	—	Brixmore Porperty Group Inc	2.1	—
207,546	200,136	Camden Property Trust	11.8	13.7
161,828	95,388	Campus Crest Communities, Inc.	1.5	1.2
—	160,579	CapLease, Inc.	—	0.9
415,687	383,657	CBL & Associates Properties, Inc.	7.5	8.1
183,285	183,285	Cedar Shopping Centers, Inc.	1.1	1.0
578,960	—	Chambers Street Properties	4.4	—
57,737	39,517	Chatham Lodging Trust	1.2	0.6
123,712	96,842	Chesapeake Lodging Trust	3.1	2.0
1,146,830	—	Cole Real Estate Investments	16.1	—
270,050	—	Columbia Property Trust Inc	6.8	—
—	209,214	Colonial Properties Trust	—	4.5
289,848	198,258	CommonWealth REIT	6.8	3.1
52,653	54,983	CoreSite Realty Corporation	1.7	1.5
201,393	192,453	Corporate Office Properties Trust	4.8	4.8
271,810	—	Corrections Corporation of America	8.7	—
435,676	253,566	Cousins Properties Incorporated	4.5	2.1
336,620	297,270	Cubesmart	5.4	4.3
44,330	—	CyrusOne Inc	1.0	—
773,940	631,210	DCT Industrial Trust, Inc.	5.5	4.1
748,278	737,598	DDR Corp	11.5	11.6
479,587	476,317	DiamondRock Hospitality Company	5.5	4.3
313,752	293,762	Digital Realty Trust, Inc.	15.4	19.9
326,594	249,384	Douglas Emmett, Inc.	7.6	5.8
795,686	655,776	Duke Realty Corporation	12.0	9.1
161,116	154,886	DuPont Fabros Technology, Inc.	4.0	3.7
74,049	69,659	EastGroup Properties, Inc.	4.3	3.7
281,251	277,561	Education Realty Trust, Inc.	2.5	3.0
184,140	—	Empire State Realty Trust	2.8	—
183,486	99,898	Equity Lifestyle Properties, Inc.	6.6	6.7
143,936	139,076	Equity One, Inc.	3.2	2.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
871,504	773,034	Equity Residential	$45.2	$43.8
124,602	112,092	EPR Properties	6.1	5.2
92,809	86,689	Essex Property Trust, Inc.	13.3	12.7
111,535	90,725	Excel Trust, Inc.	1.3	1.1
280,022	260,722	Extra Space Storage, Inc.	11.8	9.5
160,436	153,346	Federal Realty Investment Trust	16.3	16.0
300,775	300,415	FelCor Lodging Trust Incorporated	2.5	1.4
273,923	237,873	First Industrial Realty Trust, Inc.	4.8	3.3
144,421	124,191	First Potomac Realty Trust	1.7	1.5
217,299	200,089	Franklin Street Properties Corp.	2.6	2.5
1,270,239	1,118,209	General Growth Properties, Inc.	25.5	22.2
169,050	—	GEO Group Inc/The	5.4	—
63,548	61,368	Getty Realty Corp.	1.2	1.1
34,020	27,330	Gladstone Commercial Corporation	0.6	0.5
360,422	337,882	Glimcher Realty Trust	3.4	3.7
136,327	96,757	Government Properties Income Trust	3.4	2.3
127,720	—	Gramercy Property Trust Inc	0.7	—
1,107,319	1,078,709	HCP, Inc.	40.2	48.7
695,326	616,402	Health Care REIT, Inc.	37.2	37.8
579,520	111,500	Healthcare Trust of America	5.7	1.1
237,712	209,252	Healthcare Realty Trust Incorporated	5.1	5.0
426,743	478,813	Hersha Hospitality Trust	2.4	2.4
219,889	184,529	Highwoods Properties, Inc.	8.0	6.2
140,210	121,160	Home Properties, Inc.	7.5	7.4
366,850	297,940	Hospitality Properties Trust	9.9	7.0
1,822,914	1,712,374	Host Hotels & Resorts, Inc.	35.4	26.8
106,312	86,872	Hudson Pacific Properties, Inc.	2.3	1.8
216,059	220,139	Inland Real Estate Corporation	2.3	1.8
256,491	223,541	Investors Real Estate Trust	2.2	2.0
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	94.6	97.1
201,093	177,253	Kilroy Realty Corporation	10.1	8.4
993,333	966,453	Kimco Realty Corporation	19.6	18.7
321,483	172,013	Kite Realty Group Trust	2.1	1.0
254,432	204,562	LaSalle Hotel Properties	7.9	5.2
543,895	423,245	Lexington Realty Trust	5.6	4.4
355,290	280,060	Liberty Property Trust	12.0	10.0
84,816	73,286	LTC Properties, Inc.	3.0	2.6
217,063	208,783	Mack-Cali Realty Corporation	4.7	5.5
—	141,919	Maguire Properties, Inc.	—	0.4
395,297	327,007	Medical Properties Trust, Inc.	4.8	3.9
181,705	99,184	Mid-America Apartment Communities, Inc.	11.0	6.4
102,977	108,037	Monmouth Real Estate Investment Corporation	0.9	1.1
72,294	66,724	National Health Investors, Inc.	4.1	3.8
296,600	262,980	National Retail Properties, Inc.	9.0	8.2
299,263	263,613	Omega Healthcare Investors, Inc.	8.9	6.3
31,357	40,857	One Liberty Properties, Inc.	0.6	0.8
133,229	83,079	Parkway Properties, Inc.	2.6	1.2
153,837	144,447	Pebblebrook Hotel Trust	4.7	3.3
162,035	136,245	Pennsylvania Real Estate Investment Trust	3.1	2.4
47,950	—	Physicians Realty Trust	0.6	—
409,892	400,132	Piedmont Office Realty Trust, Inc.	6.8	7.2
432,157	387,897	Plum Creek Timber Company, Inc.	20.1	17.2
133,253	129,083	Post Properties, Inc.	6.0	6.5
92,248	98,748	Potlatch Corporation	3.9	3.9
1,218,251	1,092,281	ProLogis	45.0	39.9
49,510	42,980	PS Business Parks, Inc.	3.8	2.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2013	2012		2013	2012
349,519	303,799	Public Storage, Inc.	$52.6	$44.0
150,090	115,370	Ramco-Gershenson Properties Trust	2.4	1.5
308,209	291,439	Rayonier, Inc.	13.0	15.1
500,294	316,623	Realty Income Corporation	18.7	12.7
178,566	126,316	Retail Opportunity Investment	2.6	1.6
468,255	315,375	Retail Properties of America	6.0	3.8
224,748	213,778	Regency Centers Corporation	10.4	10.1
39,760	—	Rexford Industrial Realty Inc	0.5	—
300,884	251,880	RLJ Lodging Trust	7.3	4.9
53,113	60,523	Rouse Properties, Inc.	1.2	1.0
117,520	—	Ryman Hospitality Properties	4.9	—
91,983	—	Sabra Health Care REIT Inc	2.4	—
32,736	38,426	Saul Centers, Inc.	1.6	1.7
68,430	46,820	Select Income Real Estate Investment Trust	1.8	1.2
460,237	420,127	Senior Housing Properties Trust	10.2	9.9
93,740	—	Silver Bay Realty Trust Corp	1.5	—
750,616	731,366	Simon Property Group, Inc.	114.2	115.6
232,245	214,765	SL Green Realty Corp.	21.5	16.5
78,699	70,949	Sovran Self Storage, Inc.	5.1	4.4
868,341	79,685	Spirit Realty Capital Inc.	8.5	1.4
104,960	86,560	Stag Industrial, Inc.	2.1	1.6
417,139	495,039	Strategic Hotels & Resorts, Inc.	3.9	3.2
199,598	114,628	Summit Hotel Properties, Inc.	1.8	1.1
85,816	71,926	Sun Communities, Inc.	3.7	2.9
—	89,143	Sun Healthcare Group, Inc.	—	1.9
447,056	328,016	Sunstone Hotel Investors, L.L.C.	6.0	3.5
228,624	223,024	Tanger Factory Outlet Centers, Inc.	7.3	7.6
155,209	147,289	Taubman Centers, Inc.	9.9	11.6
59,134	36,064	Terreno Realty Corporation	1.0	0.6
343,852	325,632	The Macerich Company	20.2	19.0
612,561	596,001	UDR, Inc.	14.3	14.2
31,724	31,724	UMH Properties, Inc.	0.3	0.3
31,798	31,418	Universal Health Realty Income Trust	1.3	1.6
58,833	56,293	Urstadt Biddle Properties, Inc.	1.1	1.1
719,138	700,308	Ventas, Inc.	41.2	45.3
409,723	443,493	Vornado Realty Trust	36.4	35.5
164,207	160,177	Washington Real Estate Investment Trust	3.8	4.2
266,400	288,060	Weingarten Realty Investors	7.3	7.7
1,423,998	1,289,368	Weyerhaeuser Company	45.0	35.9
45,930	26,270	Whitestone Real Estate Investment Trust B	0.6	0.4
80,257	66,697	Winthrop Realty Trust	0.9	0.7
141,520	114,000	WP Carey Inc.	8.7	5.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $1,384.3 and $1,175.7)			$1,499.3	$1,332.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.3% and 15.0%
GOVERNMENT AGENCY NOTES—10.4% and 8.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
$—	$12.0	Fannie Mae Discount Notes	0.122%	1/2/2013	$—	$12.0
—	44.0	Fannie Mae Discount Notes	0.086%	1/16/2013	—	44.0
—	20.5	Fannie Mae Discount Notes	0.122%	1/30/2013	—	20.5
—	45.2	Fannie Mae Discount Notes	0.137%	2/6/2013	—	45.1
—	26.8	Fannie Mae Discount Notes	0.127%	2/27/2013	—	26.8
—	25.0	Fannie Mae Discount Notes	0.130%	3/13/2013	—	25.0
—	10.0	Fannie Mae Discount Notes	0.142%	3/20/2013	—	10.0
—	100.0	Fannie Mae Discount Notes	0.149%	6/12/2013	—	100.0
21.0	—	Fannie Mae Discount Notes	0.041%-0.046%	1/15/2014	21.0	—
3.5	—	Fannie Mae Discount Notes	0.112%	1/21/2014	3.5	—
7.0	—	Fannie Mae Discount Notes	0.035%-0.051%	1/22/2014	7.0	—
28.2	—	Fannie Mae Discount Notes	0.041%	1/29/2014	28.2	—
32.1	—	Fannie Mae Discount Notes	0.071%	2/3/2014	32.1	—
30.0	—	Fannie Mae Discount Notes	0.061%-0.066%	2/5/2014	30.0	—
50.0	—	Fannie Mae Discount Notes	0.077%	2/19/2014	50.0	—
31.0	—	Fannie Mae Discount Notes	0.061%	2/24/2014	31.0	—
22.0	—	Fannie Mae Discount Notes	0.086%	2/26/2014	22.0	—
31.0	—	Fannie Mae Discount Notes	0.066%	3/3/2014	31.0	—
14.0	—	Fannie Mae Discount Notes	0.066%	4/2/2014	13.9	—
18.0	—	Fannie Mae Discount Notes	0.091%-0.101%	4/23/2014	18.0	—
23.0	—	Fannie Mae Discount Notes	0.107%	5/1/2014	23.0	—
25.0	—	Fannie Mae Discount Notes	0.107%	5/7/2014	25.0	—
32.7	—	Fannie Mae Discount Notes	0.127%	6/4/2014	32.7	—
20.3	—	Fannie Mae Discount Notes	0.127%	6/11/2014	20.3	—
38.0	—	Fannie Mae Discount Notes	0.132%	6/18/2014	38.0	—
—	13.0	Federal Farm Credit Bank Discount Notes	0.091%	5/6/2013	—	13.0
—	29.3	Federal Home Loan Bank Discount Notes	0.117%	1/4/2013	—	29.3
—	50.0	Federal Home Loan Bank Discount Notes	0.106%	1/9/2013	—	50.0
—	16.5	Federal Home Loan Bank Discount Notes	0.137%	1/11/2013	—	16.5
—	8.0	Federal Home Loan Bank Discount Notes	0.132%	1/16/2013	—	8.0
—	41.9	Federal Home Loan Bank Discount Notes	0.157%	1/23/2013	—	41.9
—	29.0	Federal Home Loan Bank Discount Notes	0.142%	1/23/2013	—	29.0
—	50.0	Federal Home Loan Bank Discount Notes	0.142%	2/13/2013	—	50.0
—	19.4	Federal Home Loan Bank Discount Notes	0.137%	2/20/2013	—	19.4
—	56.0	Federal Home Loan Bank Discount Notes	0.127%	2/22/2013	—	56.0
—	80.0	Federal Home Loan Bank Discount Notes	0.127%	3/1/2013	—	80.0
—	57.0	Federal Home Loan Bank Discount Notes	0.112%	3/6/2013	—	57.0
—	17.1	Federal Home Loan Bank Discount Notes	0.117%	3/13/2013	—	17.1
—	41.6	Federal Home Loan Bank Discount Notes	0.147%	5/3/2013	—	41.5
—	11.5	Federal Home Loan Bank Discount Notes	0.096%-0.157%	5/10/2013	—	11.5
—	52.7	Federal Home Loan Bank Discount Notes	0.157%-0.162%	5/29/2013	—	52.7
—	50.0	Federal Home Loan Bank Discount Notes	0.127%	6/19/2013	—	50.0
25.0	—	Federal Home Loan Bank Discount Notes	0.056%	1/2/2014	25.0	—
27.2	—	Federal Home Loan Bank Discount Notes	0.066%	1/3/2014	27.2	—
22.0	—	Federal Home Loan Bank Discount Notes	0.051%	1/8/2014	22.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
$100.0	$—	Federal Home Loan Bank Discount Notes	0.061%	1/10/2014	$100.0	$—
50.0	—	Federal Home Loan Bank Discount Notes	0.035%-0.066%	1/17/2014	50.0	—
14.0	—	Federal Home Loan Bank Discount Notes	0.051%	1/24/2014	14.0	—
14.1	—	Federal Home Loan Bank Discount Notes	0.086%-0.096%	2/21/2014	14.1	—
14.5	—	Federal Home Loan Bank Discount Notes	0.071%-0.076%	3/7/2014	14.5	—
19.5	—	Federal Home Loan Bank Discount Notes	0.076%	3/12/2014	19.5	—
50.0	—	Federal Home Loan Bank Discount Notes	0.066%-0.106%	3/21/2014	50.0	—
43.2	—	Federal Home Loan Bank Discount Notes	0.081%	3/26/2014	43.2	—
50.0	—	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	50.0	—
23.8	—	Federal Home Loan Bank Discount Notes	0.087%	4/2/2014	23.8	—
100.0	—	Federal Home Loan Bank Discount Notes	0.112%	4/9/2014	100.0	—
31.0	—	Federal Home Loan Bank Discount Notes	0.091%	4/16/2014	31.0	—
10.3	—	Federal Home Loan Bank Discount Notes	0.096%	4/23/2014	10.2	—
13.8	—	Federal Home Loan Bank Discount Notes	0.101%	4/25/2014	13.8	—
46.0	—	Federal Home Loan Bank Discount Notes	0.107%-0.122%	5/1/2014	46.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.101%	5/2/2014	25.0	—
5.0	—	Federal Home Loan Bank Discount Notes	0.112%	5/9/2014	5.0	—
16.0	—	Federal Home Loan Bank Discount Notes	0.112%	5/14/2014	16.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.122%	5/16/2014	20.0	—
55.1	—	Federal Home Loan Bank Discount Notes	0.122%-0.127%	5/28/2014	55.1	—
20.0	—	Federal Home Loan Bank Discount Notes	0.137%	6/25/2014	20.0	—
3.0	—	Federal Home Loan Bank Discount Notes	0.122%	7/7/2014	3.0	—
—	22.3	Freddie Mac Discount Notes	0.178%	1/3/2013	—	22.3
—	17.1	Freddie Mac Discount Notes	0.173%	1/7/2013	—	17.1
—	37.6	Freddie Mac Discount Notes	0.152%	1/14/2013	—	37.6
—	74.0	Freddie Mac Discount Notes	0.142%	1/22/2013	—	74.0
—	50.0	Freddie Mac Discount Notes	0.132%	2/11/2013	—	50.0
—	44.4	Freddie Mac Discount Notes	0.117%-0.122%	2/19/2013	—	44.4
—	44.0	Freddie Mac Discount Notes	0.127%	2/25/2013	—	44.0
—	14.0	Freddie Mac Discount Notes	0.127%	2/27/2013	—	14.0
—	50.0	Freddie Mac Discount Notes	0.152%	3/12/2013	—	50.0
—	19.9	Freddie Mac Discount Notes	0.132%	3/18/2013	—	19.9
—	25.0	Freddie Mac Discount Notes	0.137%	4/1/2013	—	25.0
—	25.1	Freddie Mac Discount Notes	0.132%	4/3/2013	—	25.0
—	50.0	Freddie Mac Discount Notes	0.152%	4/17/2013	—	50.0
40.0	—	Freddie Mac Discount Notes	0.061%	1/6/2014	40.0	—
25.1	—	Freddie Mac Discount Notes	0.046%-0.086%	1/13/2014	25.1	—
32.9	—	Freddie Mac Discount Notes	0.046%	1/21/2014	32.9	—
51.2	—	Freddie Mac Discount Notes	0.035%-0.051%	1/22/2014	51.2	—
13.2	—	Freddie Mac Discount Notes	0.147%	1/23/2014	13.2	—
26.0	—	Freddie Mac Discount Notes	0.058%-0.127%	2/4/2014	26.0	—
11.3	—	Freddie Mac Discount Notes	0.086%	2/14/2014	11.3	—
62.8	—	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	62.7	—
24.5	—	Freddie Mac Discount Notes	0.086%	3/11/2014	24.4	—
30.0	—	Freddie Mac Discount Notes	0.081%	3/17/2014	30.0	—
33.0	—	Freddie Mac Discount Notes	0.064%	3/24/2014	33.0	—
15.0	—	Freddie Mac Discount Notes	0.061%	4/4/2014	15.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
33.0	—	Freddie Mac Discount Notes	0.091%	4/7/2014	$33.0	$—
30.0	—	Freddie Mac Discount Notes	0.106%	4/14/2014	30.0	—
32.9	—	Freddie Mac Discount Notes	0.096%-0.101%	4/21/2014	32.9	—
42.5	—	Freddie Mac Discount Notes	0.096%-0.112%	4/24/2014	42.5	—
6.0	—	Freddie Mac Discount Notes	0.101%	4/28/2014	6.0	—
12.8	—	Freddie Mac Discount Notes	0.096%	5/1/2014	12.8	—
25.0	—	Freddie Mac Discount Notes	0.112%	5/2/2014	25.0	—
50.7	—	Freddie Mac Discount Notes	0.091%-0.101%	5/6/2014	50.6	—
21.2	—	Freddie Mac Discount Notes	0.107%	5/12/2014	21.1	—
27.3	—	Freddie Mac Discount Notes	0.101%-0.122%	5/21/2014	27.2	—
19.6	—	Freddie Mac Discount Notes	0.101%	6/4/2014	19.6	—
18.5	—	Freddie Mac Discount Notes	0.101%	6/5/2014	18.5	—
6.0	—	Freddie Mac Discount Notes	0.127%	6/9/2014	6.0	—
18.8	—	Freddie Mac Discount Notes	0.131%	6/16/2014	18.7	—
15.9	—	Freddie Mac Discount Notes	0.117%	7/1/2014	15.9	—
7.1	—	Freddie Mac Discount Notes	0.132%	7/11/2014	7.1	—
25.0	—	Freddie Mac Discount Notes	0.134%	8/1/2014	25.0	—
7.3	—	Freddie Mac Discount Notes	0.132%	9/3/2014	7.3	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $1,989.0 and $1,379.4)					$1,989.1	$1,379.6

UNITED STATES TREASURY SECURITIES—5.9% and 7.0%
$—	$50.0	United States Treasury Bills	0.074%-0.103%	1/10/2013	$—	$50.0
—	48.0	United States Treasury Bills	0.084%-0.132%	1/17/2013	—	48.0
—	1.5	United States Treasury Bills	0.135%	1/31/2013	—	1.5
—	97.5	United States Treasury Bills	0.122%-0.153%	2/7/2013	—	97.5
—	50.0	United States Treasury Bills	0.104%	2/21/2013	—	50.0
—	30.7	United States Treasury Bills	0.128%	3/7/2013	—	30.7
—	39.1	United States Treasury Bills	0.086%-0.135%	3/14/2013	—	39.1
—	51.0	United States Treasury Bills	0.050%-0.143%	3/21/2013	—	51.0
—	50.0	United States Treasury Bills	0.144%	3/28/2013	—	50.0
—	2.0	United States Treasury Bills	0.070%-0.106%	4/4/2013	—	2.0
—	50.0	United States Treasury Bills	0.122%	4/11/2013	—	50.0
—	30.0	United States Treasury Bills	0.112%	4/18/2013	—	30.0
—	50.0	United States Treasury Bills	0.072%-0.116%	4/25/2013	—	50.0
—	16.5	United States Treasury Bills	0.061%-0.080%	5/2/2013	—	16.5
—	22.0	United States Treasury Bills	0.091%	5/16/2013	—	22.0
—	13.0	United States Treasury Bills	0.107%-0.135%	6/6/2013	—	13.0
—	20.5	United States Treasury Bills	0.115%	6/20/2013	—	20.5
17.0	—	United States Treasury Bills	0.052%	1/2/2014	17.0	—
26.6	—	United States Treasury Bills	0.031%-0.069%	1/9/2014	26.6	—
30.0	—	United States Treasury Bills	0.046%-0.048%	1/16/2014	30.0	—
4.0	—	United States Treasury Bills	0.035%	1/23/2014	4.0	—
30.0	—	United States Treasury Bills	0.071%	1/30/2014	30.0	—
17.0	—	United States Treasury Bills	0.071%	3/6/2014	17.0	—
59.0	—	United States Treasury Bills	0.054%-0.061%	3/13/2014	59.0	—
50.0	—	United States Treasury Bills	0.030%-0.043%	3/20/2014	50.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
December 31, 2013 and December 31, 2012
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2013	2012				2013	2012
$4.0	$—	United States Treasury Bills	0.068%	4/3/2014	$4.0	$—
50.0	—	United States Treasury Bills	0.079%-0.089%	6/26/2014	50.0	—
206.0	—	United States Treasury Bills	0.102%-0.108%	7/24/2014	205.9	—
49.3	—	United States Treasury Bills	0.091%-0.097%	8/21/2014	49.2	—
50.0	—	United States Treasury Bills	0.093%	9/18/2014	50.0	—
6.4	—	United States Treasury Bills	0.107%-0.117%	11/13/2014	6.4	—
25.0	—	United States Treasury Bills	0.135%	12/11/2014	25.0	—
—	50.0	United States Treasury Notes	0.162%	1/15/2013	—	50.0
—	58.4	United States Treasury Notes	0.172%-0.174%	1/31/2013	—	58.4
—	44.7	United States Treasury Notes	0.163%	2/15/2013	—	44.8
—	20.6	United States Treasury Notes	0.198%	2/28/2013	—	20.6
—	39.4	United States Treasury Notes	0.201%	3/31/2013	—	39.4
—	50.0	United States Treasury Notes	0.161%	4/15/2013	—	50.3
—	28.4	United States Treasury Notes	0.174%	4/30/2013	—	28.4
—	52.8	United States Treasury Notes	0.169%-0.174%	5/15/2013	—	53.0
—	30.0	United States Treasury Notes	0.201%	5/31/2013	—	30.1
—	50.0	United States Treasury Notes	0.177%	7/15/2013	—	50.2
—	50.0	United States Treasury Notes	0.187%	7/31/2013	—	50.1
—	50.0	United States Treasury Notes	0.194%	8/15/2013	—	50.2
—	39.3	United States Treasury Notes	0.199%	9/30/2013	—	39.3
—	3.5	United States Treasury Notes	0.035%-0.206%	10/15/2013	—	3.5
56.4	—	United States Treasury Notes	0.055%-0.113%	1/31/2014	56.4	—
17.7	—	United States Treasury Notes	0.052%-0.152%	3/31/2014	17.7	—
25.0	—	United States Treasury Notes	0.053%	4/15/2014	25.1	—
77.0	—	United States Treasury Notes	0.097%-0.150%	4/30/2014	77.0	—
24.9	—	United States Treasury Notes	0.082%-0.123%	5/15/2014	24.9	—
100.0	—	United States Treasury Notes	0.076%-0.136%	6/30/2014	100.1	—
100.0	—	United States Treasury Notes	0.114%-0.137%	7/15/2014	100.3	—
54.8	—	United States Treasury Notes	0.119%-0.137%	7/31/2014	54.8	—
50.0	—	United States Treasury Notes	0.144%-0.159%	8/15/2014	50.1	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $1,130.3 and $1,189.9)					$1,130.5	$1,190.1

TOTAL OTHER MARKETABLE SECURITIES
(Cost $3,119.3 and $2,569.3)					$3,119.6	$2,569.7

TOTAL MARKETABLE SECURITIES
(Cost $4,503.6 and $3,745.0)					$4,618.9	$3,902.0

TOTAL INVESTMENTS
(Cost $17,607.8 and $16,842.4)					$19,109.6	$17,087.9

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended September 30, 2012.

(6)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(7)	Investment was formerly named The Newbry.

(8)	The joint venture was dissolved during the quarter ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated statements of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account and its subsidiaries (the “Account”) at December 31, 2013 and 2012, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 13, 2014

ADDITIONAL INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2013. Based upon management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Account. The Account’s internal control over financial reporting is a process designed under the supervision of the Account’s PEO and PFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Account’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2013, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2014, their dates of birth, and their principal occupations during at least the last five years, are as follows:

Trustees

Ronald L. Thompson, 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company from 1993 through 2005. Lead Director, Chrysler Group, LLC and Director, Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

Jeffrey R. Brown, 2/16/68
William G. Karnes Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign. Research Associate of the National Bureau of Economic Research (NBER) and Associate Director of the NBER Retirement Research Center. Manager, LLB Partners, LLC. Former member of the Social Security Advisory Board from 2006 to 2008.

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University. Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director of the Hodson Trust, Time Warner, Inc. and Omnicom Group.

Lisa W. Hess, 8/8/55
President and Managing Partner, Sky Top Capital. Former Chief Investment Officer of Loews Corporation from 2002 to 2008. Founding partner of Zesiger Capital Group. Director of Radian Group, Inc. and Covariance Capital Management, Inc. (“Covariance”). Trustee of the Pomfret School and the Richard W. Wolfson Family Foundation.

Edward M. Hundert, M.D., 10/1/56
Senior lecturer in Medical Ethics and Director of the Center for Teaching and Learning, Harvard Medical School. Independent consultant, Huron Consulting Group. President, Case Western Reserve University from 2002 to 2006. Formerly, Dean, 2000 to 2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997 to 2002. Scientific Advisory Board Member, Massachusetts General Hospital Center for Law, Brain and Behavior.

Lawrence H. Linden, 2/19/47
Retired Managing Director and former General Partner at Goldman Sachs, Inc., retiring in 2008. After joining Goldman Sachs in 1992, served at various times the Head of Technology, Head of Operations, and Co-Chairman of the Global Control and Compliance Committee. Founding Trustee of the Linden Trust for Conservation, Member of the Board of Directors of the World Wildlife Fund and co-founder of, and senior advisor to, the Redstone Strategy Group. Strategic Advisory Board Member, New World Capital Group.

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

Sidney A. Ribeau, 12/3/47
President Emeritus, Howard University since 2014. President, Howard University, 2008 to 2013. President, Bowling Green State University, 1995 to 2008. Director, Worthington Industries.

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

Marta Tienda, 8/10/50
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University, since 1997. Visiting Research Scholar at the New York University Center for Advanced Research in Social Sciences, 2010 to 2011. Director, Office of Population Research, Princeton University, 1998 to 2002. Commissioner, President’s Advisory Commission on Educational Excellence for Hispanics. Trustee, Sloan Foundation and Jacobs Foundation. Member of Visiting Committee, Harvard University Kennedy School of Government. Member of Diversity Advisory Committee, Brown University. Director, Consortium of Social Science Associations. Member of Advisory Committee, American Education Research Association and the National Research Council’s Division of Behavioral and Social Sciences and Education.

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the advisory board of Brevan Howard Asset Management LLP and a director of Audax Health and International Flavors and Fragrances, Inc. Fellow of the American Academy of Arts & Sciences and member of its Commission on the Humanities and Social Sciences. Vice-chair of the Business—Higher Education Forum. Board member at the Institute for Advanced Study, Memorial Sloan-Kettering Cancer Center, and the Committee for Economic Development. Member of the Harvard University Visiting Committee for the Memorial Church, the Economic Club of New York, the Council on Foreign Relations, Prium, American Council of Life Insurers, Math for America, Partnership for NYC and the Group of Thirty.

Other TIAA Executive Officers

Robert G. Leary, 3/20/61
Executive Vice President and President of Asset Management, TIAA; Executive Vice President of CREF and TIAA Separate Account VA-1; Principal Executive Officer and President of TIAA-CREF Funds and TIAA-CREF Life Funds; all since June 2013. Director, President & CEO of Teachers Advisors, Inc. since 2013. Manager, President & CEO of TIAA-CREF Investment Management, LLC since 2013. Director of TH RE Ltd since 2013. Director, President & CEO of Teachers Personal Investors Services, Inc. since 2013. Director of TIAA International Holdings 1 Ltd, TIAA International Holdings 2 Ltd, and TIAA International Holdings 3 Ltd since 2013. Director, President & CEO of TIAA-CREF Asset Management (“TCAM”) since 2013. Formerly, President and Chief Operating Officer of ING U.S. starting in April 2011, where he led all aspects of ING’s investment management, retirement, insurance and annuity businesses, as well as operations, information technology and marketing. Also served as chief executive officer of ING Insurance U.S. from January 2010 to April 2011 after joining ING in 2007 as chairman and chief executive officer of ING Investment Management, Americas. Previously was an executive vice president at AIG, helping to build investment solutions for the institutional investor community. Prior thereto was vice president at J.P. Morgan & Co., where he specialized in fixed income applications. Currently serves on the board of AmeriCares, a nonprofit, global health and disaster-relief organization.

Virginia M. Wilson, 7/22/54
Executive Vice President and Chief Financial Officer, TIAA and CREF and Principal Accounting Officer of CREF since 2010. Manager, Executive Vice President and Chief Financial Officer of Redwood, LLC (“Redwood”) since 2010. Director, Executive Vice President and Chief Financial Officer of TCT Holdings, Inc. since 2010. Executive Vice President of TCAM since 2010. Served from 2006 to 2009 as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, one of the world’s largest hospitality firms, following its 2006 spin-off from Cendant Corporation, a multinational holding company with operations in the real estate, travel, car rental, hospitality, mortgage banking and other service sectors. Served from 2003 to 2006 as Cendant’s Executive Vice President and Chief Accounting Officer. Corporate controller of MetLife, Inc. from 1999 to 2003 and was senior vice president and controller for the life insurance operations of Transamerica Corporation (which was acquired by AEGON NV in 1999) from 1995 to 1999. Prior to 1995, was an audit partner at Deloitte & Touche LLP. Currently a director of the Los Angeles Child Guidance Clinic and a trustee and vice chair for Catholic Charities in New York.

Ronald Pressman, 4/11/58
Executive Vice President and Chief Operating Officer of TIAA since 2012 and Executive Vice President of the TIAA-CREF Funds Complex since 2012. Director, of Covariance, TIAA-CREF Life Insurance Company (“TC Life”) and Kaspick & Company, LLC since 2012. Manager, Redwood since 2012. From 2007 to 2011, served as President and Chief Executive Officer of General Electric Capital Real Estate. Prior to 2007, served as president and CEO of General Electric Asset Management and Chairman, President and Chief Executive Officer of General Electric Employers Reinsurance Group. Currently a charter trustee of Hamilton College. Also serves as the Chairman of the National Board of A Better Chance and a director of Pathways to College. Currently serves as a director of Aspen Insurance Holdings Limited.

Edward D. Van Dolsen, 4/21/58
Executive Vice President, President of Retirement and Individual Services since 2011 of TIAA and Executive Vice President of CREF since 2008. Executive Vice President and President, Chief Operating Officer of TIAA and CREF from 2010 to 2011. Executive Vice President, Product Development and Management of TIAA from 2009 to 2010, Executive Vice President, Institutional Client Services from 2006 to 2009, and Executive Vice President, Product Management of TIAA from 2005 to 2006. Also served as Senior Vice President, Pension Products from 2003 to 2005. Director of Covariance since 2010. Director since 2007, Chairman and President since 2012 of TCT Holdings, Inc. Director 2007 to 2011 and Executive Vice President 2008 to 2010 of TCAM. Manager since 2006, President and CEO 2006 to 2010 of Redwood. Director of Tuition Financing 2008 to 2009 and Executive Vice President of T-C Life 2009 to 2010.

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004.

Thomas C. Garbutt, 10/12/58
Senior Managing Director and Head of Global Real Estate, TIAA.

Philip J. McAndrews, 12/13/58
Managing Director and Head of Global Real Estate, Americas, TIAA

Audit Committee Financial Expert

On February 13, 2014, the Board of Trustees of TIAA determined that each of Lisa W. Hess, Lawrence H. Linden, and Donald K. Peterson qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.

Code of Ethics

The Board of Trustees of TIAA has adopted a code of ethics for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. The code of ethics is filed as an exhibit to this annual report.

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2013, the Account expensed $30.5 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2012 and through the date of this annual report, the TIAA general account has not purchased any liquidity units. During the months of June, September, December 2012, and March 2013, the Account redeemed all outstanding liquidity units representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

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

For the year ended December 31, 2013, the Account expensed $59.3 million for investment advisory services and $0.8 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $54.5 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2013 and 2012 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,081,000 and $1,146,000, respectively.

Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2013 and December 31, 2012.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2013 and 2012.

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

(3)	(A)	Charter of TIAA.[5]
	(B)	Restated Bylaws of TIAA (as amended).[6]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts.[3]

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
	(D)	Form of Accumulation Contract[8]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.[9]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[10]
*(14)		Code of Ethics of TIAA
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the Annual Report on Form 10-K for the periods ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(4)	Previously filed and incorporated herein by reference to the Account’s Registration Statement on Form S-1, filed with the Commission on March 15, 2013 (File No. 333-187309).

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

(10)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of March, 2014.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
March 13, 2014		/s/ Robert G. Leary

Robert G. Leary
Executive Vice President and
President, Asset Management

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer and Trustee	March 13, 2014
/s/ ROBERT G. LEARY	Executive Vice President and President, Asset Management (Principal Executive Officer)	March 13, 2014
/s/ VIRGINIA M. WILSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 13, 2014
/s/ JEFFREY R. BROWN	Trustee	March 13, 2014
/s/ ROBERT C. CLARK	Trustee	March 13, 2014
/s/ LISA W. HESS	Trustee	March 13, 2014
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 13, 2014
/s/ LAWRENCE H. LINDEN	Trustee	March 13, 2014
/s/ MAUREEN O’HARA	Trustee	March 13, 2014
/s/ DONALD K. PETERSON	Trustee	March 13, 2014
/s/ SIDNEY A. RIBEAU	Trustee	March 13, 2014
/S/ DOROTHY K. ROBINSON	Trustee	March 13, 2014
/S/ DAVID L. SHEDLARZ	Trustee	March 13, 2014
/S/ MARTA TIENDA	Trustee	March 13, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.