Form 10-Q
period 2014-03-31
TIAA REAL ESTATE ACCOUNT
filed 2014-05-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number: 33-92990; 333-194591

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
March 31, 2014

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $10,727.2 and $10,679.5)	$11,723.5	$11,565.1
Real estate joint ventures and limited partnerships (cost: $2,384.8 and $2,424.7)	2,940.8	2,925.6
Marketable securities:
Real estate related (cost: $1,455.0 and $1,384.3)	1,674.4	1,499.3
Other (cost: $3,236.6 and $3,119.3)	3,236.9	3,119.6

Total investments (cost: $17,803.6 and $17,607.8)	19,575.6	19,109.6

Cash and cash equivalents	14.2	14.6
Due from investment manager	9.3	2.5
Other	281.8	290.4

TOTAL ASSETS	19,880.9	19,417.1

LIABILITIES
Mortgage loans payable, at fair value—Note 6 (principal outstanding: $2,194.4 and $2,307.7)	2,168.0	2,279.1
Accrued real estate property level expenses	172.8	198.6
Other	33.7	31.5

TOTAL LIABILITIES	2,374.5	2,509.2

COMMITMENTS AND CONTINGENCIES—Note 9
NET ASSETS
Accumulation Fund	17,124.9	16,535.4
Annuity Fund	381.5	372.5

TOTAL NET ASSETS	$17,506.4	$16,907.9

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 8	56.0	55.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$305.838	$298.872

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
INVESTMENT INCOME
Real estate income, net:
Rental income	$215.8	$204.4
Real estate property level expenses and taxes:
Operating expenses	52.2	51.8
Real estate taxes	32.7	29.8
Interest expense	24.1	32.8

Total real estate property level expenses and taxes	109.0	114.4

Real estate income, net	106.8	90.0
Income from real estate joint ventures and limited partnerships	32.1	18.8
Interest	0.8	0.8
Dividends	8.2	9.2

TOTAL INVESTMENT INCOME	147.9	118.8

Expenses:
Investment advisory charges	17.9	14.7
Administrative charges	11.0	8.6
Distribution charges	4.3	3.0
Mortality and expense risk charges	0.2	0.2
Liquidity guarantee charges	7.6	8.2

TOTAL EXPENSES	41.0	34.7

INVESTMENT INCOME, NET	106.9	84.1

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(1.0)	(147.0)
Real estate joint ventures and limited partnerships	0.2	(34.9)
Marketable securities	17.3	9.4

Net realized gain (loss) on investments	16.5	(172.5)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	106.4	188.8
Real estate joint ventures and limited partnerships	63.3	73.9
Marketable securities	105.1	93.1
Mortgage loans payable	(2.2)	12.8

Net change in unrealized appreciation on investments and mortgage loans payable	272.6	368.6

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	289.1	196.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$396.0	$280.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
FROM OPERATIONS
Investment income, net	$106.9	$84.1
Net realized gain (loss) on investments	16.5	(172.5)
Net change in unrealized appreciation on investments and mortgage loans payable	272.6	368.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	396.0	280.2

FROM PARTICIPANT TRANSACTIONS
Premiums	525.6	557.8
Liquidity units redeemed—Note 3	—	(325.4)
Annuity payments	(7.6)	(6.7)
Withdrawals and death benefits	(315.5)	(271.6)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	202.5	(45.9)

NET INCREASE IN NET ASSETS	598.5	234.3
NET ASSETS
Beginning of period	16,907.9	14,861.1

End of period	$17,506.4	$15,095.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$396.0	$280.2
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(16.5)	172.5
Net change in unrealized appreciation on investments and mortgage loans payable	(272.6)	(368.6)
Purchase of real estate properties	(35.0)	—
Capital improvements on real estate properties	(53.0)	(59.6)
Proceeds from sale of real estate properties	25.5	226.4
Purchases of long term investments	(161.4)	(196.0)
Proceeds from long term investments	157.0	79.5
(Increase) decrease in other investments	(117.3)	182.4
Change in due from investment manager	(6.8)	(13.5)
Decrease in other assets	8.6	10.1
Decrease in other liabilities	(14.1)	(6.7)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(89.6)	306.7

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(113.3)	(193.2)
Premiums	525.6	557.8
Liquidity units redeemed	—	(325.4)
Annuity payments	(7.6)	(6.7)
Withdrawals and death benefits	(315.5)	(271.6)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	89.2	(239.1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.4)	67.6
CASH AND CASH EQUIVALENTS
Beginning of period	14.6	21.7

End of period	$14.2	$89.3

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$25.4	$32.8

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

Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, as the Account is considered an investment company. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued on such investments), and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fee, and liquidity guarantee fee, and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.

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

Other Assets and Other Liabilities: Other assets and other liabilities are comprised of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, tenant receivables, prepaid expenses and other accrued assets; whereas other liabilities consist of security deposits and other accrued liabilities.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Account’s tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Account’s financial statements.

Restricted Cash: The Account held $30.8 million and $46.0 million as of March 31, 2014 and December 31, 2013, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncement: In June 2013, the FASB issued Accounting Standards Update 2013-08 Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements (the “ASU”) which amends the criteria for an entity to qualify as an investment company and introduces new disclosure requirements that apply to all investment companies. Effective January 1, 2014, the Account adopted the ASU. The adoption of the ASU did not have an impact on the Account’s consolidated financial statements.

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

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2.7% of the rental income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.5%	15.1%	6.9%	—	0.3%	42.8%
Apartment	8.8%	8.8%	4.8%	—	—	22.4%
Retail	3.4%	4.3%	7.8%	1.6%	0.2%	17.3%
Industrial	1.5%	7.3%	3.6%	—	0.9%	13.3%
Other(3)	3.1%	0.3%	0.7%	—	0.1%	4.2%

Total	37.3%	35.8%	23.8%	1.6%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (unaudited) and December 31, 2013, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2014
Real estate properties	$—	$—	$11,723.5	$11,723.5
Real estate joint ventures	—	—	2,578.1	2,578.1
Limited partnerships	—	—	362.7	362.7
Marketable securities:
Real estate related	1,674.4	—	—	1,674.4
Government agency notes	—	1,982.2	—	1,982.2
United States Treasury securities	—	1,254.7	—	1,254.7

Total Investments at March 31, 2014	$1,674.4	$3,236.9	$14,664.3	$19,575.6

Mortgage loans payable	$—	$—	$(2,168.0)	$(2,168.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2013
Real estate properties	$—	$—	$11,565.1	$11,565.1
Real estate joint ventures	—	—	2,563.6	2,563.6
Limited partnerships	—	—	362.0	362.0
Marketable securities:
Real estate related	1,499.3	—	—	1,499.3
Government agency notes	—	1,989.1	—	1,989.1
United States Treasury securities	—	1,130.5	—	1,130.5

Total Investments at December 31, 2013	$1,499.3	$3,119.6	$14,490.7	$19,109.6

Mortgage loans payable	$—	$—	$(2,279.1)	$(2,279.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three ended March 31, 2014 and March 31, 2013 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains included in changes in net assets	105.4	60.0	3.5	168.9	(2.2)
Purchases(1)	78.5	35.3	—	113.8	—
Sales	(25.5)	—	—	(25.5)	—
Settlements(2)	—	(80.8)	(2.8)	(83.6)	113.3

Ending balance March 31, 2014	$11,723.5	$2,578.1	$362.7	$14,664.3	$(2,168.0)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	41.8	34.3	4.7	80.8	(2.9)
Purchases(1)	59.9	0.1	1.4	61.4	—
Sales	(226.4)	—	—	(226.4)	—
Settlements(2)	—	(35.5)	(4.3)	(39.8)	193.2

Ending balance March 31, 2013	$10,429.9	$2,290.4	$341.6	$13,061.9	$(2,092.3)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2014 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach— Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 9.3% (7.0% ) 5.0% - 8.0% (6.0% )

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.5% (5.4% )

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.6% - 10.0% (7.4% ) 5.5% - 8.0% (6.2% )

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 8.3% (5.6% )

	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.0% (6.6% ) 4.3% - 6.3% (5.0% )

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 5.8% (4.4% )

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 13.0% (7.5% ) 5.0% - 12.8% (6.3% )

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 12.5% (5.7% )

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.9% - 45.9% (43.4% ) 3.3% - 4.3% (4.1% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.9% - 45.9% (43.4% ) 1.2% - 1.3% (1.2% )

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.7% - 65.0% (47.6% ) 2.7% - 4.5% (3.8% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.7% - 65.0% (47.6% ) 1.2% - 1.5% (1.3% )

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	25.7% - 127.5% (57.1% ) 2.2% - 6.4% (4.0% )

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	25.7% - 127.5% (57.1% ) 1.1% - 3.0% (1.5% )

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

During the three months ended March 31, 2014 and 2013 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2014	$107.7	$59.9	$3.4	$171.0	$(2.2)

For the three months ended March 31, 2013	$60.9	$35.2	$4.7	$100.8	$(18.9)

Note 6—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		March 31, 2014	December 31, 2013
		(Unaudited)
Wilshire Rodeo Plaza(4)(5)	5.28% paid monthly	$—	$112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	108.9	109.3	December 7, 2014
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	36.0	36.2	September 11, 2016
The Legend at Kierland(5)(6)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(6)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(7)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(7)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(7)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
780 Third Avenue(5)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	20.0	August 1, 2025
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,194.4	$2,307.7
Fair Value Adjustment(3)		(26.4)	(28.6)

Total mortgage loans payable		$2,168.0	$2,279.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

(3)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1- Organization and Significant Accounting Policies.

(4)	Represents a mortgage loan that was paid off before maturity in the first quarter of 2014.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowing entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans on these individual properties, which are held within the Kierland Apartment Portfolio.

(7)	Represents mortgage loans on these individual properties, which are held within Palomino Park.

Note 7—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2014	Years Ended December 31,
		2013	2012	2011
	(Unaudited)
Per Accumulation Unit data:
Rental income	$3.878	$15.313	$16.345	$17.224
Real estate property level expenses and taxes	1.959	8.112	9.059	8.640

Real estate income, net	1.919	7.201	7.286	8.584
Other income	0.739	2.759	2.178	2.143

Total income	2.658	9.960	9.464	10.727
Expense charges(1)	0.737	2.672	2.562	2.390

Investment income, net	1.921	7.288	6.902	8.337
Net realized and unrealized gain on investments and mortgage loans payable	5.045	19.015	18.013	20.144

Net increase in Accumulation Unit Value	6.966	26.303	24.915	28.481
Accumulation Unit Value:
Beginning of period	298.872	272.569	247.654	219.173

End of period	$305.838	$298.872	$272.569	$247.654

Total return	2.33%	9.65%	10.06%	12.99%
Ratios to Average net Assets:(2)
Expenses(1)	0.24%	0.92%	0.95%	0.98%
Investment income, net	0.62%	2.50%	2.55%	3.42%
Portfolio turnover rate:(2)
Real estate properties(3)	0.48%	2.10%	10.22%	3.01%
Marketable securities(4)	4.13%	8.36%	21.92%	3.43%
Accumulation Units outstanding at end of period (in millions):	56.0	55.3	53.3	53.4
Net assets end of period (in millions)	$17,506.4	$16,907.9	$14,861.1	$13,527.2

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the three month period ended March 31, 2014, are not annualized.

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

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
	(Unaudited)
Outstanding:
Beginning of period	55.3	53.3
Credited for premiums	1.7	7.9
Liquidity units redeemed—Note 3	—	(1.2)
Annuity, other periodic payments, withdrawals and death benefits	(1.0)	(4.7)

End of period	56.0	55.3

Note 9—Commitments and Contingencies

Commitments—The Account had $0.2 million and $0.5 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of March 31, 2014 and December 31, 2013, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—59.9% and 60.5%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Arizona:
Camelback Center	Office	$39.4		$38.6
Kierland Apartment Portfolio	Apartments	119.6	(1)	119.0	(1)
California:
3 Hutton Centre Drive	Office	41.3		41.3
50 Fremont Street	Office	527.0	(1)	518.0	(1)
88 Kearny Street	Office	115.3		111.8
275 Battery Street	Office	267.4		251.4
Centre Pointe and Valley View	Industrial	33.7		31.9
Cerritos Industrial Park	Industrial	87.2		86.4
Charleston Plaza	Retail	82.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	120.2		119.0
Holly Street Village	Apartments	124.6		124.0
Larkspur Courts	Apartments	111.3		96.4
Northern CA RA Industrial Portfolio	Industrial	48.5		47.3
Northpark Village Square	Retail	42.8		40.8
Oceano at Warner Center	Apartments	85.3		87.3
Ontario Industrial Portfolio	Industrial	332.6		329.2
Pacific Plaza	Office	83.5		82.0
Rancho Cucamonga Industrial Portfolio	Industrial	125.7		124.4
Regents Court	Apartments	78.6	(1)	78.5	(1)
Southern CA RA Industrial Portfolio	Industrial	87.0		88.6
Stella	Apartments	169.4		168.5
The Forum at Carlsbad	Retail	196.0	(1)	192.9	(1)
The Legacy at Westwood	Apartments	127.8	(1)	126.0	(1)
West Lake North Business Park	Office	47.3		48.7
Westcreek	Apartments	37.1		36.8
Westwood Marketplace	Retail	108.1		108.0
Wilshire Rodeo Plaza	Office	181.4		181.1	(1)
Colorado:
Palomino Park	Apartments	265.8	(1)	264.3	(1)
South Denver Marketplace	Retail	70.3		69.9
Connecticut:
Ten & Twenty Westport Road	Office	135.8		150.0
Florida:
701 Brickell Avenue	Office	280.1		271.3
North 40 Office Complex	Office	34.1		27.8
Plantation Grove	Retail	—		12.5
Publix at Weston Commons	Retail	55.0	(1)	55.0	(1)
Seneca Industrial Park	Industrial	75.6		73.8
South Florida Apartment Portfolio	Apartments	79.7		77.9
Suncrest Village Shopping Center	Retail	—		13.5
The Residences at the Village of Merrick Park	Apartments	64.8		63.8
Urban Centre	Office	104.5		107.6
Weston Business Center	Industrial	85.6		85.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
France:
Printemps de L’Homme	Retail	$235.5		$226.9
Georgia:
Atlanta Industrial Portfolio	Industrial	42.5		42.5
Glenridge Walk	Apartments	40.7		40.1
Shawnee Ridge Industrial Portfolio	Industrial	64.4		61.4
Windsor at Lenox Park	Apartments	64.9		64.9
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	62.1		62.7
Chicago Industrial Portfolio	Industrial	67.9		66.7
Parkview Plaza	Office	44.3		45.6
Maryland:
Landover Logistics Center	Industrial	34.9		—
The Shops at Wisconsin Place	Retail	100.7		99.1
Massachusetts:
99 High Street	Office	453.0	(1)	438.0	(1)
501 Boylston Street	Office	377.1		364.1
Northeast RA Industrial Portfolio	Industrial	31.0		29.6
Residence at Rivers Edge	Apartments	87.2		87.6
New Jersey:
Konica Photo Imaging Headquarters	Industrial	20.5		20.4
Marketfair	Retail	86.0		84.7
Mohawk Distribution Center	Industrial	78.0		78.0
South River Road Industrial	Industrial	54.8		54.7
New York:
425 Park Avenue	Ground Lease	400.0		400.0
780 Third Avenue	Office	370.2	(1)	365.2	(1)
The Colorado	Apartments	192.8	(1)	190.3	(1)
The Corner	Apartments	230.0	(1)	230.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	19.1		19.0
The Pepper Building	Apartments	51.8		51.1
Tennessee:
Summit Distribution Center	Industrial	17.0		17.0
Texas:
Cliffs at Barton Creek	Apartments	40.3		39.1
Dallas Industrial Portfolio	Industrial	179.0		176.9
Four Oaks Place	Land	82.2		64.3
Houston Apartment Portfolio	Apartments	262.0		263.2
Lincoln Centre	Office	278.4	(1)	267.7	(1)
Pinnacle Industrial Portfolio	Industrial	43.6		44.1
The Caruth	Apartments	81.7	(1)	81.3	(1)
The Maroneal	Apartments	51.0		51.7
Virginia:
8270 Greensboro Drive	Office	44.8		41.8
Ashford Meadows Apartments	Apartments	105.6	(1)	105.6	(1)
The Ellipse at Ballston	Office	86.4		85.3
The Palatine	Apartments	123.0	(1)	130.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Washington:
Circa Green Lake	Apartments	$84.9		$85.0
Fourth and Madison	Office	440.1	(1)	435.0	(1)
Millennium Corporate Park	Office	157.2		149.0
Northwest RA Industrial Portfolio	Industrial	26.5		27.1
Pacific Corporate Park	Industrial	35.5		35.8
Prescott Wallingford Apartments	Apartments	53.7		53.6
Rainier Corporate Park	Industrial	85.7		86.5
Regal Logistics Campus	Industrial	68.2		73.4
Washington DC:
1001 Pennsylvania Avenue	Office	727.0	(1)	726.7	(1)
1401 H Street, NW	Office	230.1	(1)	231.8	(1)
1900 K Street, NW	Office	288.6		287.3
Mass Court	Apartments	170.2	(1)	170.3	(1)
Mazza Gallerie	Retail	80.0		80.2

TOTAL REAL ESTATE PROPERTIES (Cost $10,727.2 and $10,679.5)		$11,723.5		$11,565.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.0% and 15.3%
REAL ESTATE JOINT VENTURES—13.2% and 13.4%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$264.7	(2)	$261.3	(2)
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)(6)	Retail	112.0	(2)	113.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	502.8	(2)	490.9	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	121.1		119.3
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	117.8	(2)	196.4
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	14.2		13.9
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	217.5		208.3
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2%)	Retail	34.7	(2)	—
RGM 42, LLC MiMA (70% Account Interest)	Apartments	290.8	(2)	290.4	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	79.4	(2)	77.8	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	295.6		275.9
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	418.9	(2,3)	413.7	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	108.0	(2,3)	101.6	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(3,5)	0.6	(3,5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,130.1 and $2,167.3)		$2,578.1		$2,563.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Fair Value
	2014	2013
	(Unaudited)
LIMITED PARTNERSHIPS—1.8% and 1.9%
Cobalt Industrial REIT (10.998% Account Interest)	$25.2	$24.8
Colony Realty Partners LP (5.27% Account Interest)	20.7	20.7
Heitman Value Partners Fund (8.43% Account Interest)	0.5	0.4
Lion Gables Apartment Fund (18.46% Account Interest)	291.0	288.4
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	25.3	27.7

TOTAL LIMITED PARTNERSHIPS (Cost $254.7 and $257.4)	$362.7	$362.0

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,384.8 and $2,424.7)	$2,940.8	$2,925.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

MARKETABLE SECURITIES—25.1% and 24.2%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.6% and 7.9%

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
133,682	134,862	Acadia Realty Trust	$3.4	$3.3
33,840	33,840	Agree Realty Corporation	1.0	1.0
5,049	5,049	Alexander’s, Inc.	1.8	1.7
172,187	174,957	Alexandria Real Estate Equities, Inc.	12.4	11.1
84,533	86,953	American Assets Trust, Inc.	2.8	2.7
254,209	256,019	American Campus Communities, Inc.	9.5	8.2
321,130	114,990	American Homes 4 Rent	5.4	1.9
1,812,637	451,330	American Realty Capital Properties, Inc.	25.4	5.8
45,810	45,810	American Residential Properties	0.8	0.8
957,849	969,299	American Tower Corp.	78.4	77.5
350,363	355,553	Apartment Investment and Management Company	10.6	9.2
47,530	47,530	Armada Hoffler Properties Inc.	0.5	0.4
40,976	31,236	Ashford Hospitality Prime Inc.	0.6	0.6
150,323	156,183	Ashford Hospitality Trust, Inc.	1.7	1.3
138,915	143,225	Associated Estates Realty Corporation	2.3	2.3
312,240	316,410	Avalonbay Communities, Inc.	41.0	37.4
25,510	25,510	Aviv REIT, Inc.	0.6	0.6
467,397	470,857	BioMed Realty Trust, Inc.	9.6	8.5
366,505	370,695	Boston Properties, Inc.	42.0	37.2
377,179	386,249	Brandywine Realty Trust	5.5	5.4
185,758	187,688	BRE Properties, Inc.	11.6	10.3
101,190	101,190	Brixmore Porperty Group Inc	2.2	2.1
205,456	207,546	Camden Property Trust	13.8	11.8
156,348	161,828	Campus Crest Communities, Inc.	1.4	1.5
409,597	415,687	CBL & Associates Properties, Inc.	7.3	7.5
190,845	183,285	Cedar Shopping Centers, Inc.	1.2	1.1
575,100	578,960	Chambers Street Properties	4.5	4.4
63,127	57,737	Chatham Lodging Trust	1.3	1.2
122,752	123,712	Chesapeake Lodging Trust	3.2	3.1
—	1,146,830	Cole Real Estate Investments	—	16.1
301,070	270,050	Columbia Property Trust Inc	8.2	6.8
283,628	289,848	CommonWealth REIT	7.5	6.8
52,653	52,653	CoreSite Realty Corporation	1.6	1.7
199,743	201,393	Corporate Office Properties Trust	5.3	4.8
266,110	271,810	Corrections Corporation of America	8.3	8.7
428,916	435,676	Cousins Properties Incorporated	4.9	4.5
806,370	—	Crown Castle International Corporation	59.5	—
338,420	336,620	Cubesmart	5.8	5.4
44,330	44,330	CyrusOne Inc	0.9	1.0
769,310	773,940	DCT Industrial Trust, Inc.	6.1	5.5
739,428	748,278	DDR Corp	12.2	11.5
474,497	479,587	DiamondRock Hospitality Company	5.6	5.5
310,982	313,752	Digital Realty Trust, Inc.	16.5	15.4
318,784	326,594	Douglas Emmett, Inc.	8.7	7.6
787,186	795,686	Duke Realty Corporation	13.3	12.0
157,836	161,116	DuPont Fabros Technology, Inc.	3.8	4.0
74,769	74,049	EastGroup Properties, Inc.	4.7	4.3
278,001	281,251	Education Realty Trust, Inc.	2.7	2.5
184,140	184,140	Empire State Realty Trust	2.8	2.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
126,262	124,602	EPR Properties	$6.7	$6.1
183,006	183,486	Equity Lifestyle Properties, Inc.	7.4	6.6
143,846	143,936	Equity One, Inc.	3.2	3.2
860,534	871,504	Equity Residential	49.9	45.2
93,289	92,809	Essex Property Trust, Inc.	15.9	13.3
111,535	111,535	Excel Trust, Inc.	1.4	1.3
262,632	280,022	Extra Space Storage, Inc.	12.7	11.8
161,996	160,436	Federal Realty Investment Trust	18.6	16.3
300,775	300,775	FelCor Lodging Trust Incorporated	2.7	2.5
267,453	273,923	First Industrial Realty Trust, Inc.	5.2	4.8
140,121	144,421	First Potomac Realty Trust	1.8	1.7
212,979	217,299	Franklin Street Properties Corp.	2.7	2.6
1,216,169	1,270,239	General Growth Properties, Inc.	26.8	25.5
168,060	169,050	GEO Group Inc/The	5.4	5.4
63,598	63,548	Getty Realty Corp.	1.2	1.2
34,020	34,020	Gladstone Commercial Corporation	0.6	0.6
352,282	360,422	Glimcher Realty Trust	3.5	3.4
129,747	136,327	Government Properties Income Trust	3.3	3.4
139,420	127,720	Gramercy Property Trust Inc	0.7	0.7
1,092,009	1,107,319	HCP, Inc.	42.4	40.2
700,079	695,326	Health Care REIT, Inc.	41.7	37.2
232,832	237,712	Healthcare Realty Trust Incorporated	5.6	5.1
575,780	579,520	Healthcare Trust of America	6.6	5.7
417,633	426,743	Hersha Hospitality Trust	2.4	2.4
217,569	219,889	Highwoods Properties, Inc.	8.4	8.0
136,460	140,210	Home Properties, Inc.	8.2	7.5
358,310	366,850	Hospitality Properties Trust	10.3	9.9
1,796,784	1,822,914	Host Hotels & Resorts, Inc.	36.4	35.4
132,582	106,312	Hudson Pacific Properties, Inc.	3.1	2.3
200,569	216,059	Inland Real Estate Corporation	2.1	2.3
251,031	256,491	Investors Real Estate Trust	2.3	2.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	101.4	94.6
199,203	201,093	Kilroy Realty Corporation	11.7	10.1
980,153	993,333	Kimco Realty Corporation	21.4	19.6
311,933	321,483	Kite Realty Group Trust	1.9	2.1
252,802	254,432	LaSalle Hotel Properties	7.9	7.9
551,005	543,895	Lexington Realty Trust	6.0	5.6
352,240	355,290	Liberty Property Trust	13.0	12.0
84,176	84,816	LTC Properties, Inc.	3.2	3.0
208,613	217,063	Mack-Cali Realty Corporation	4.3	4.7
392,567	395,297	Medical Properties Trust, Inc.	5.0	4.8
180,325	181,705	Mid-America Apartment Communities, Inc.	12.3	11.0
95,137	102,977	Monmouth Real Estate Investment Corporation	0.9	0.9
70,674	72,294	National Health Investors, Inc.	4.3	4.1
293,210	296,600	National Retail Properties, Inc.	10.1	9.0
298,633	299,263	Omega Healthcare Investors, Inc.	10.0	8.9
28,607	31,357	One Liberty Properties, Inc.	0.6	0.6
170,969	133,229	Parkway Properties, Inc.	3.1	2.6
155,777	153,837	Pebblebrook Hotel Trust	5.3	4.7
159,145	162,035	Pennsylvania Real Estate Investment Trust	2.9	3.1
47,950	47,950	Physicians Realty Trust	0.7	0.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
369,322	409,892	Piedmont Office Realty Trust, Inc.	$6.3	$6.8
427,327	432,157	Plum Creek Timber Company, Inc.	18.0	20.1
130,833	133,253	Post Properties, Inc.	6.4	6.0
90,658	92,248	Potlatch Corporation	3.5	3.9
1,203,551	1,218,251	ProLogis	49.1	45.0
48,670	49,510	PS Business Parks, Inc.	4.1	3.8
345,459	349,519	Public Storage, Inc.	58.2	52.6
159,440	150,090	Ramco-Gershenson Properties Trust	2.6	2.4
305,439	308,209	Rayonier, Inc.	14.0	13.0
501,694	500,294	Realty Income Corporation	20.5	18.7
220,678	224,748	Regency Centers Corporation	11.3	10.4
172,106	178,566	Retail Opportunity Investment	2.6	2.6
447,385	468,255	Retail Properties of America	6.1	6.0
39,760	39,760	Rexford Industrial Realty Inc	0.6	0.5
298,624	300,884	RLJ Lodging Trust	8.0	7.3
87,913	53,113	Rouse Properties, Inc.	1.5	1.2
116,800	117,520	Ryman Hospitality Properties	5.0	4.9
91,983	91,983	Sabra Health Care REIT Inc	2.6	2.4
30,526	32,736	Saul Centers, Inc.	1.4	1.6
64,630	68,430	Select Income Real Estate Investment Trust	2.0	1.8
452,687	460,237	Senior Housing Properties Trust	10.2	10.2
92,060	93,740	Silver Bay Realty Trust Corp	1.4	1.5
758,236	750,616	Simon Property Group, Inc.	124.4	114.2
228,695	232,245	SL Green Realty Corp.	23.0	21.5
77,809	78,699	Sovran Self Storage, Inc.	5.7	5.1
863,871	868,341	Spirit Realty Capital Inc.	9.5	8.5
107,690	104,960	Stag Industrial, Inc.	2.6	2.1
95,000	—	Starwood Waypoint Residential Trust	2.7	—
407,969	417,139	Strategic Hotels & Resorts, Inc.	4.2	3.9
199,598	199,598	Summit Hotel Properties, Inc.	1.9	1.8
93,496	85,816	Sun Communities, Inc.	4.2	3.7
444,456	447,056	Sunstone Hotel Investors, L.L.C.	6.1	6.0
228,434	228,624	Tanger Factory Outlet Centers, Inc.	8.0	7.3
153,149	155,209	Taubman Centers, Inc.	10.8	9.9
59,134	59,134	Terreno Realty Corporation	1.1	1.0
339,652	343,852	The Macerich Company	21.2	20.2
605,961	612,561	UDR, Inc.	15.7	14.3
31,724	31,724	UMH Properties, Inc.	0.3	0.3
30,658	31,798	Universal Health Realty Income Trust	1.3	1.3
58,833	58,833	Urstadt Biddle Properties, Inc.	1.2	1.1
710,718	719,138	Ventas, Inc.	43.0	41.2
403,833	409,723	Vornado Realty Trust	39.8	36.4
159,977	164,207	Washington Real Estate Investment Trust	3.8	3.8
264,440	266,400	Weingarten Realty Investors	7.9	7.3
1,406,138	1,423,998	Weyerhaeuser Company	41.3	45.0
50,900	45,930	Whitestone Real Estate Investment Trust B	0.7	0.6
80,257	80,257	Winthrop Realty Trust	0.9	0.9
204,410	141,520	WP Carey Inc.	12.3	8.7

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,455.0 and $1,384.3)			$1,674.4	$1,499.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.5% and 16.3%
GOVERNMENT AGENCY NOTES—10.1% and 10.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$21.0	Fannie Mae Discount Notes	0.041%-0.046%	1/15/2014	$—	$21.0
—	3.5	Fannie Mae Discount Notes	0.112%	1/21/2014	—	3.5
—	7.0	Fannie Mae Discount Notes	0.035%-0.051%	1/22/2014	—	7.0
—	28.2	Fannie Mae Discount Notes	0.041%	1/29/2014	—	28.2
—	32.1	Fannie Mae Discount Notes	0.071%	2/3/2014	—	32.1
—	30.0	Fannie Mae Discount Notes	0.061%-0.066%	2/5/2014	—	30.0
—	50.0	Fannie Mae Discount Notes	0.077%	2/19/2014	—	50.0
—	31.0	Fannie Mae Discount Notes	0.061%	2/24/2014	—	31.0
—	22.0	Fannie Mae Discount Notes	0.086%	2/26/2014	—	22.0
—	31.0	Fannie Mae Discount Notes	0.066%	3/3/2014	—	31.0
14.0	14.0	Fannie Mae Discount Notes	0.066%	4/2/2014	13.9	13.9
18.0	18.0	Fannie Mae Discount Notes	0.091%-0.101%	4/23/2014	18.0	18.0
23.0	23.0	Fannie Mae Discount Notes	0.107%	5/1/2014	23.0	23.0
25.0	25.0	Fannie Mae Discount Notes	0.107%	5/7/2014	25.0	25.0
32.7	32.7	Fannie Mae Discount Notes	0.127%	6/4/2014	32.7	32.7
30.3	20.3	Fannie Mae Discount Notes	0.061%-0.127%	6/11/2014	30.3	20.3
38.0	38.0	Fannie Mae Discount Notes	0.132%	6/18/2014	38.0	38.0
24.3	—	Fannie Mae Discount Notes	0.122%	7/2/2014	24.2	—
7.4	—	Fannie Mae Discount Notes	0.096%	7/14/2014	7.4	—
20.4	—	Fannie Mae Discount Notes	0.091%	7/30/2014	20.4	—
53.5	—	Fannie Mae Discount Notes	0.086%-0.096%	7/30/2014	53.5	—
28.1	—	Fannie Mae Discount Notes	0.089%	8/25/2014	28.1	—
35.0	—	Fannie Mae Discount Notes	0.091%	8/26/2014	35.0	—
16.7	—	Fannie Mae Discount Notes	0.086%	8/27/2014	16.7	—
6.1	—	Fannie Mae Discount Notes	0.117%	9/2/2014	6.1	—
23.0	—	Fannie Mae Discount Notes	0.068%	9/10/2014	23.0	—
49.9	—	Fannie Mae Discount Notes	0.083%-0.122%	9/24/2014	49.9	—
7.0	—	Fannie Mae Discount Notes	0.101%	10/1/2014	7.0	—
22.0	—	Fannie Mae Discount Notes	0.112%	10/27/2014	22.0	—
24.1	—	Fannie Mae Discount Notes	0.117%	11/17/2014	24.1	—
8.9	—	Fannie Mae Discount Notes	0.117%	12/1/2014	8.9	—
—	25.0	Federal Home Loan Bank Discount Notes	0.056%	1/2/2014	—	25.0
—	27.2	Federal Home Loan Bank Discount Notes	0.066%	1/3/2014	—	27.2
—	22.0	Federal Home Loan Bank Discount Notes	0.051%	1/8/2014	—	22.0
—	100.0	Federal Home Loan Bank Discount Notes	0.061%	1/10/2014	—	100.0
—	50.0	Federal Home Loan Bank Discount Notes	0.035%-0.066%	1/17/2014	—	50.0
—	14.0	Federal Home Loan Bank Discount Notes	0.051%	1/24/2014	—	14.0
—	14.1	Federal Home Loan Bank Discount Notes	0.086%-0.096%	2/21/2014	—	14.1
—	14.5	Federal Home Loan Bank Discount Notes	0.071%-0.076%	3/7/2014	—	14.5
—	19.5	Federal Home Loan Bank Discount Notes	0.076%	3/12/2014	—	19.5
—	50.0	Federal Home Loan Bank Discount Notes	0.066%-0.106%	3/21/2014	—	50.0
—	43.2	Federal Home Loan Bank Discount Notes	0.081%	3/26/2014	—	43.2
—	50.0	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	—	50.0
23.8	23.8	Federal Home Loan Bank Discount Notes	0.087%	4/2/2014	23.8	23.8
82.0	100.0	Federal Home Loan Bank Discount Notes	0.112%	4/9/2014	82.0	100.0
8.3	—	Federal Home Loan Bank Discount Notes	0.041%	4/10/2014	8.3	—
74.2	31.0	Federal Home Loan Bank Discount Notes	0.051%-0.091%	4/16/2014	74.2	31.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$25.0	$—	Federal Home Loan Bank Discount Notes	0.061%	4/21/2014	$25.0	$—
13.0	—	Federal Home Loan Bank Discount Notes	0.061%	4/22/2014	13.0	—
10.3	10.3	Federal Home Loan Bank Discount Notes	0.096%	4/23/2014	10.2	10.2
13.8	13.8	Federal Home Loan Bank Discount Notes	0.101%	4/25/2014	13.8	13.8
46.0	46.0	Federal Home Loan Bank Discount Notes	0.107%-0.122%	5/1/2014	46.0	46.0
25.0	25.0	Federal Home Loan Bank Discount Notes	0.101%	5/2/2014	25.0	25.0
5.0	5.0	Federal Home Loan Bank Discount Notes	0.112%	5/9/2014	5.0	5.0
70.5	16.0	Federal Home Loan Bank Discount Notes	0.063%-0.112%	5/14/2014	70.5	16.0
20.0	20.0	Federal Home Loan Bank Discount Notes	0.122%	5/16/2014	20.0	20.0
55.1	55.1	Federal Home Loan Bank Discount Notes	0.122%-0.127%	5/28/2014	55.1	55.1
15.6	—	Federal Home Loan Bank Discount Notes	0.069%-0.071%	5/30/2014	15.6	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.137%	6/25/2014	20.0	20.0
3.0	3.0	Federal Home Loan Bank Discount Notes	0.122%	7/7/2014	3.0	3.0
14.0	—	Federal Home Loan Bank Discount Notes	0.101%	7/9/2014	14.0	—
29.0	—	Federal Home Loan Bank Discount Notes	0.093%	7/11/2014	29.0	—
17.0	—	Federal Home Loan Bank Discount Notes	0.096%	7/18/2014	17.0	—
22.0	—	Federal Home Loan Bank Discount Notes	0.076%-0.096%	7/23/2014	22.0	—
17.7	—	Federal Home Loan Bank Discount Notes	0.102%	8/1/2014	17.6	—
24.5	—	Federal Home Loan Bank Discount Notes	0.112%	8/19/2014	24.5	—
12.0	—	Federal Home Loan Bank Discount Notes	0.091%	9/15/2014	12.0	—
11.9	—	Federal Home Loan Bank Discount Notes	0.083%	9/19/2014	11.9	—
26.6	—	Federal Home Loan Bank Discount Notes	0.086%	9/24/2014	26.6	—
10.0	—	Federal Home Loan Bank Discount Notes	0.096%	11/17/2014	10.0	—
—	40.0	Freddie Mac Discount Notes	0.061%	1/6/2014	—	40.0
—	25.1	Freddie Mac Discount Notes	0.046%-0.086%	1/13/2014	—	25.1
—	32.9	Freddie Mac Discount Notes	0.046%	1/21/2014	—	32.9
—	51.2	Freddie Mac Discount Notes	0.035%-0.051%	1/22/2014	—	51.2
—	13.2	Freddie Mac Discount Notes	0.147%	1/23/2014	—	13.2
—	26.0	Freddie Mac Discount Notes	0.058%-0.127%	2/4/2014	—	26.0
—	11.3	Freddie Mac Discount Notes	0.086%	2/14/2014	—	11.3
—	62.8	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	—	62.7
—	24.5	Freddie Mac Discount Notes	0.086%	3/11/2014	—	24.4
—	30.0	Freddie Mac Discount Notes	0.081%	3/17/2014	—	30.0
—	33.0	Freddie Mac Discount Notes	0.064%	3/24/2014	—	33.0
15.0	15.0	Freddie Mac Discount Notes	0.061%	4/4/2014	15.0	15.0
33.0	33.0	Freddie Mac Discount Notes	0.091%	4/7/2014	33.0	33.0
30.0	30.0	Freddie Mac Discount Notes	0.106%	4/14/2014	30.0	30.0
32.9	32.9	Freddie Mac Discount Notes	0.096%-0.101%	4/21/2014	32.9	32.9
42.5	42.5	Freddie Mac Discount Notes	0.096%-0.112%	4/24/2014	42.5	42.5
6.0	6.0	Freddie Mac Discount Notes	0.101%	4/28/2014	6.0	6.0
12.8	12.8	Freddie Mac Discount Notes	0.096%	5/1/2014	12.8	12.8
25.0	25.0	Freddie Mac Discount Notes	0.112%	5/2/2014	25.0	25.0
50.7	50.7	Freddie Mac Discount Notes	0.091%-0.101%	5/6/2014	50.7	50.6
21.2	21.2	Freddie Mac Discount Notes	0.107%	5/12/2014	21.1	21.1
27.3	27.3	Freddie Mac Discount Notes	0.101%-0.122%	5/21/2014	27.2	27.2
1.0	—	Freddie Mac Discount Notes	0.112%	5/27/2014	1.0	—
19.6	19.6	Freddie Mac Discount Notes	0.101%	6/4/2014	19.6	19.6
18.5	18.5	Freddie Mac Discount Notes	0.101%	6/5/2014	18.5	18.5
15.2	6.0	Freddie Mac Discount Notes	0.061%-0.127%	6/9/2014	15.2	6.0
28.8	18.8	Freddie Mac Discount Notes	0.076%-0.131%	6/16/2014	28.7	18.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$34.0	$—	Freddie Mac Discount Notes	0.091%	6/23/2014	$34.0	$—
15.9	15.9	Freddie Mac Discount Notes	0.117%	7/1/2014	15.9	15.9
34.6	—	Freddie Mac Discount Notes	0.117%	7/7/2014	34.6	—
7.1	7.1	Freddie Mac Discount Notes	0.132%	7/11/2014	7.1	7.1
13.0	—	Freddie Mac Discount Notes	0.112%	7/23/2014	13.0	—
25.0	25.0	Freddie Mac Discount Notes	0.134%	8/1/2014	25.0	25.0
16.8	—	Freddie Mac Discount Notes	0.101%	8/5/2014	16.7	—
34.0	—	Freddie Mac Discount Notes	0.101%	8/8/2014	34.0	—
1.5	—	Freddie Mac Discount Notes	0.117%	8/11/2014	1.5	—
16.4	—	Freddie Mac Discount Notes	0.096%-0.112%	8/19/2014	16.4	—
11.0	—	Freddie Mac Discount Notes	0.081%-0.086%	9/2/2014	11.0	—
12.3	7.3	Freddie Mac Discount Notes	0.101%-0.132%	9/3/2014	12.3	7.3
25.0	—	Freddie Mac Discount Notes	0.086%	9/22/2014	25.0	—
84.4	—	Freddie Mac Discount Notes	0.112%-0.117%	10/6/2014	84.4	—
53.1	—	Freddie Mac Discount Notes	0.132%-0.142%	11/3/2014	53.1	—
16.7	—	Freddie Mac Discount Notes	0.101%	11/14/2014	16.7	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,982.0 and $1,989.0)					$1,982.2	$1,989.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—6.4% and 5.9%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$17.0	United States Treasury Bills	0.052%	1/2/2014	$—	$17.0
—	26.6	United States Treasury Bills	0.031%-0.069%	1/9/2014	—	26.6
—	30.0	United States Treasury Bills	0.046%-0.048%	1/16/2014	—	30.0
—	4.0	United States Treasury Bills	0.035%	1/23/2014	—	4.0
—	30.0	United States Treasury Bills	0.071%	1/30/2014	—	30.0
—	17.0	United States Treasury Bills	0.071%	3/6/2014	—	17.0
—	59.0	United States Treasury Bills	0.054%-0.061%	3/13/2014	—	59.0
—	50.0	United States Treasury Bills	0.030%-0.043%	3/20/2014	—	50.0
117.9	4.0	United States Treasury Bills	0.042%-0.068%	4/3/2014	117.9	4.0
3.0	—	United States Treasury Bills	0.044%	4/10/2014	3.0	—
26.0	—	United States Treasury Bills	0.041%-0.051%	4/17/2014	25.9	—
25.0	—	United States Treasury Bills	0.046%	4/24/2014	25.0	—
56.0	—	United States Treasury Bills	0.025%-0.057%	5/8/2014	55.9	—
17.0	—	United States Treasury Bills	0.041%	5/22/2014	17.0	—
45.8	—	United States Treasury Bills	0.040%-0.041%	5/29/2014	45.8	—
50.0	50.0	United States Treasury Bills	0.079%-0.089%	6/26/2014	50.0	50.0
67.0	—	United States Treasury Bills	0.056%-0.061%	7/17/2014	67.0	—
153.9	206.0	United States Treasury Bills	0.102%-0.108%	7/24/2014	153.9	205.9
49.3	49.3	United States Treasury Bills	0.091%-0.097%	8/21/2014	49.2	49.2
50.0	50.0	United States Treasury Bills	0.093%	9/18/2014	50.0	50.0
19.0	—	United States Treasury Bills	0.079%	10/16/2014	18.9	—
34.8	6.4	United States Treasury Bills	0.076%-0.117%	11/13/2014	34.8	6.4
28.2	25.0	United States Treasury Bills	0.085%-0.135%	12/11/2014	28.2	25.0
—	56.4	United States Treasury Notes	0.055%-0.113%	1/31/2014	—	56.4
—	17.7	United States Treasury Notes	0.052%-0.152%	3/31/2014	—	17.7
25.0	25.0	United States Treasury Notes	0.053%	4/15/2014	25.0	25.1
77.0	77.0	United States Treasury Notes	0.097%-0.150%	4/30/2014	77.0	77.0
24.9	24.9	United States Treasury Notes	0.082%-0.123%	5/15/2014	24.9	24.9
100.0	100.0	United States Treasury Notes	0.076%-0.136%	6/30/2014	100.0	100.1
100.0	100.0	United States Treasury Notes	0.124%-0.147%	7/15/2014	100.2	100.3
54.8	54.8	United States Treasury Notes	0.121%-0.139%	7/31/2014	54.8	54.8
50.0	50.0	United States Treasury Notes	0.152%-0.167%	8/15/2014	50.1	50.1
47.0	—	United States Treasury Notes	0.108%-0.134%	10/31/2014	47.0	—
32.2	—	United States Treasury Notes	0.118%-0.141%	12/15/2014	32.2	—
1.0	—	United States Treasury Notes	0.252%	1/15/2015	1.0	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,254.6 and $1,130.3)					$1,254.7	$1,130.5

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,236.6 and $3,119.3)					$3,236.9	$3,119.6

TOTAL MARKETABLE SECURITIES (Cost $4,691.6 and $4,503.6)					$4,911.3	$4,618.9

TOTAL INVESTMENTS (Cost $17,803.6 and $17,607.8)					$19,575.6	$19,109.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
March 31, 2014 and December 31, 2013
(Dollar values shown in millions)

(1)	The investment has a mortgage loan outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	Increase in owner percentage of 0.1% due to contract agreement with seller.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

•

Foreign Investments: The risks associated with purchasing, owning and disposing foreign investments (primarily real estate properties), including political risk, the risk associated with currency fluctuations (whether hedged or not), regulatory and taxation risks and risks associated with enforcing judgments;

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

•

Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. As of the date of this Form 10-Q, interest rates in the United States are at or near historic lows, which may increase the Fund’s exposure to risk associated with rising interest rates; and

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2014 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Investment Objective and Strategy

The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate investments owned by the Account. The Account will also invest in non-real estate-related publicly traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover other expense needs.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2014, REIT securities comprised approximately 9.6% of the Account’s net assets, and the Account held no CMBS as of such date.

Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly-traded, liquid investments; namely:

•	Short-term government related instruments, including U.S. Treasury bills,

•	Long-term government related instruments, such as securities issued by U.S. government agencies or U.S. government sponsored entities,

•	Short-term non-government related instruments, such as money market instruments and commercial paper,

•	Long-term non-government related instruments, such as corporate debt securities, and

•	Stock of companies that do not primarily own or manage real estate.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of March 31, 2014 the Account held one foreign real estate investment in France which represented 1.3% of the Account’s net assets.

FIRST QUARTER 2014 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. According to the advance estimate by the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) grew by a meager 0.1% in the first quarter of 2014 as compared with an increase of 2.6% in the fourth quarter of 2013. While the advance estimate is subject to revision, it was well below economists’ expectations. However, unusually cold weather and slower inventory gains were significant contributing factors to the slower growth. Excluding volatile factors such as trade and inventory swings, GDP growth was around 1.5%, which was close to consensus forecasts. Nevertheless, there is underlying strength in the U.S. economy as consumer spending grew by a healthy 3.0% and government spending cuts exerted only a minimal drag on GDP growth.

Economic Indicators *

	1Q 2013	2Q 2013	3Q 2013	4Q 2013	1Q 2014	Actual	Forecast
						2013	2014	2015
Economy (1)
Gross Domestic Product (GDP)	1.1%	2.5%	4.1%	2.6%	0.1%	1.9%	2.7%	3.0%
Employment Growth (Thousands)	618	603	515	595	569	2,331	2,399	3,110
Unemployment Rate	7.5%	7.5%	7.2%	6.7%	6.7%	7.4%	6.4%	5.9%
Interest Rates (2)
10 Year Treasury	1.95%	2.00%	2.71%	2.75%	2.76%	2.35%	3.10%	3.70%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

The Federal Open Market Committee (“FOMC”) continued its tapering program in the first quarter. Monthly bond purchases have been reduced by $10 billion per month since December 2013 with little evident impact on economic growth or interest rates to date. At the current pace, the asset purchase program would end by Fall 2014. With the U.S. economy still operating well below potential and inflation remaining below the Fed’s target, the FOMC has seen no reason to raise interest rates. Notably, the FOMC modified its previous guidance in the statement following the March 17-18, 2014 meeting by saying that it would no longer simply target a 6.5% unemployment rate as a key indicator for deciding when to raise interest rates. Labor market conditions and inflation would remain a focus, but consideration would be given to, “a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments” when making such decisions. Additionally, the FOMC did not expect macro-economic conditions to warrant an increase in interest rates for some time: “The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.” Yields on ten year Treasuries started 2014 at 3.00% but subsequently declined and remained in the range of 2.60% to 2.80% for the remainder of the first quarter.

Despite the slower than expected start in the first quarter, economists are optimistic about prospects for the U.S. economy in 2014. GDP is expected to grow by 2.7% in 2014 with momentum building over the course of the year. Consumers are expected to be a primary contributor to growth given the ongoing improvement in labor market conditions, the strengthening of the housing market, and the recent performance of the stock market. The economy should also benefit from a modest pickup in government spending as compared with the significant fiscal drag in 2013. Factors that could potentially affect 2014 growth include a rise in medium and long-term interest rates as investors anticipate stronger economic growth and the absence of fiscal stimulus. However, while 96% of the economists surveyed by the Blue Chip survey expect the FOMC to have ended its bond purchasing program by the end of 2014, only 4% expect the FOMC to begin raising the federal funds target rate by the end of 2014. The majority do not expect the FOMC to start raising the federal funds rate until the second or third quarter of 2015.

The consensus of economists surveyed as part of the April 1, 2014 Blue Chip Financial Forecast publication expect employment to grow by an average of 195,000 per month in 2014 and the unemployment rate to fall to 6.2% by the end of 2014. The consensus forecast of 2.7% GDP growth is reflective of the underlying strength in the U.S. economy, including the pickup in consumer spending during the second half of 2013, a steadily improving housing market, and recent growth in exports. Economic growth of this magnitude, though still moderate, would nonetheless provide sufficient support for additional improvement in commercial real estate market conditions over the course of 2014.

Real Estate Market Conditions and Outlook

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that Management considers reliable, but some of the data are preliminary for the quarter ended March 31, 2014 and may subsequently be revised. Prior period numbers may have been adjusted to reflect updated data. Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the real estate market generally.

Commercial real estate activity continued at a steady pace during the first quarter of 2014. Net absorption for the major property sectors either increased or remained stable compared with the first quarter of 2013 or the fourth quarter of 2013. As a result, real estate market fundamentals improved modestly across all sectors. Sales of office, industrial, retail and multi-family properties totaled $75.5 billion in the first quarter, up 14% from first quarter 2013. According to Real Capital Analytics, individual property sales volume increased significantly which is indicative of the strength of the commercial property sales market.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 1.1% during the first quarter of 2014 compared with a gain of 1.3% in the fourth quarter of 2013. Though economic activity in the first quarter was slowed by weather, property values increased due to improving real estate market conditions and competition for top properties. In its April 2014 report, Green Street Advisors noted: “Property values have continued to move upward, but the pace of appreciation has slowed since last summer when a sharp increase in interest rates cooled the long-running rally in property pricing.”

The FTSE NAREIT All Equity REIT index return was 8.5% during the first quarter of 2014 following a decline of 0.2% in the fourth quarter of 2013. In its April 1, 2014 Real Estate Securities Monthly, Green Street Advisors concluded that REIT prices are in a “fair value range” based on a comparison of current and prospective REIT yields and returns with those of fixed income investments like corporate and high-yield bonds as well as private real estate.

Commercial property returns were positive for the seventeenth consecutive quarter during the first quarter of 2014. For the quarter ending March 31, 2014, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) returns were 2.47%, consisting of a 1.23% income return and a 1.24% capital return. By comparison, the total return for the quarter ending December 31, 2013 was 3.17%. The NFI-ODCE is a leveraged fund-level return index including property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of March 31, 2014 are provided below. These markets represent 50.4% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	89.2%	11	14.0%	10.2%
New York-White Plains-Wayne, NY-NJ	91.7%	8	11.3%	8.3%
Los Angeles-Long Beach-Glendale, CA	87.3%	14	10.5%	7.7%
Boston-Quincy, MA	81.2%	4	7.5%	5.5%
San Francisco-San Mateo-Redwood City, CA	86.5%	4	7.1%	5.2%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

The Account calculates the percent leased or vacant as a percentage of a property’s net rental square footage that is under contractual lease obligation in effect at the end of the period.

Office

According to CB Richard Ellis Economic Advisors (“CBRE-EA”), the national office vacancy rate declined to 14.8% in the first quarter of 2014 as compared to 14.9% in the fourth quarter of 2013. While the national office vacancy rate has declined steadily since peaking in the second quarter of 2010, the rate of decline continues to be slow as a result of modest job growth and companies seeking to lower occupancy costs by reducing the amount of office space per employee.

The vacancy rate for the Account’s office portfolio averaged 12.0% as of first quarter 2014 as compared with 11.2% in the fourth quarter of 2013. As shown in the table below, the average vacancy rate of the Account’s properties in three of its top five markets was below their respective market averages. In Washington, DC, the Account’s top market, the vacancy rate of the Account’s properties averaged 10.0%, which is better than the market average, but leasing activity remains slow due to weaker federal government spending. In Boston, the average vacancy of the Account’s properties increased due to the move- out of a large tenant in one of the Account’s properties. Space is currently being actively marketed and has drawn interest from several prospective tenants. In San Francisco, the average vacancy of the Account’s properties declined significantly, in large part, as the result of a major technology company taking occupancy of additional floors in the Account’s largest building. The company has leased more than half of the space in the building and is scheduled to take occupancy of additional floors in subsequent quarters, which will increase occupancy in the future.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q1	2013 Q4	2014 Q1	2013 Q4

Office	Account/Nation			12.0%	11.2%	14.8%	14.9%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,376.9	7.0%	10.0%	8.8%	15.8%	15.5%
2	Boston-Quincy, MA	$1,047.7	5.4%	17.4%	9.6%	11.5%	11.2%
3	San Francisco-San Mateo-Redwood City, CA	$909.9	4.6%	13.8%	19.8%	8.9%	8.9%
4	Seattle-Bellevue-Everett, WA	$597.2	3.1%	12.2%	12.2%	12.9%	13.2%
5	Los Angeles-Long Beach-Glendale, CA	$493.3	2.5%	8.3%	8.4%	16.4%	16.6%

*	Source: CBRE-EA.

The Account’s results for the first quarter of 2014 were generally consistent with office market trends at the national level. Demand for office space has historically been driven largely by job growth in the financial, professional and business services sectors. More recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. The financial services sector added 9,000 jobs in the first quarter, while the professional and business services sector continued to expand strongly with a gain of 183,000 jobs. Growth in the sector’s computer and technology industries was evident in markets like San Francisco, Seattle, Boston and New York. Continued gradual improvement in office market conditions appears likely given recent office employment growth trends coupled with minimal construction.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the first quarter of 2014 due to ongoing growth in U.S. GDP and industrial production coupled with further improvement in global trade flows. Coastal port markets continue to be the biggest beneficiaries of the growth in trade. During the first quarter of 2014, the national industrial availability rate fell to 11.1% as compared to 11.3% in the fourth quarter of 2013. The national industrial availability rate has declined steadily since peaking at 14.5% in the second quarter of 2010.

The vacancy rate for the Account’s industrial property portfolio averaged 12.0% in the first quarter of 2014 compared to 11.7% in the fourth quarter of 2013. While the vacancy rate of the Account’s properties in three of its top five industrial markets were very modest and remained well below their respective market averages, increasing vacancies in the Account’s Los Angeles and Fort Lauderdale properties contributed to a modest increase in the Account’s overall vacancy rate. In Riverside, the Account’s top market, space in the Account’s properties remained fully leased in the first quarter of 2014. Similarly, all of the space in the Account’s Dallas properties is now leased. However, the average vacancy rate of the Account’s properties in Los Angeles and Fort Lauderdale remained high. In Los Angeles, the vacancy rate was well above the market average as of the end of the first quarter; however, several new leases have since been signed which will bring the average occupancy of the Account’s properties to in excess of 90%. In Fort Lauderdale, the average vacancy of the Account’s properties remained high as space vacated by a large tenant from one of the Account’s properties is marketed. Available space has been subdivided to accommodate the moderate-sized tenants that are more prevalent in the market, with space currently being marketed to prospective tenants.

				Account Square Foot Weighted Average		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q1	2013 Q4	2014 Q1	2013 Q4

Industrial	Account/Nation			12.0%	11.7%	11.1%	11.3%

1	Riverside-San Bernardino-Ontario, CA	$578.5	3.0%	0.0%	0.0%	8.2%	8.6%
2	Dallas-Plano-Irving, TX	$222.6	1.1%	0.0%	1.3%	10.5%	10.7%
3	Tacoma, WA	$215.9	1.1%	4.0%	5.2%	8.0%	8.3%
4	Los Angeles-Long Beach-Glendale, CA	$207.9	1.1%	17.6%	23.4%	6.2%	6.1%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$161.1	0.8%	18.9%	20.1%	12.7%	12.9%

*	Source: CBRE-EA.

Multi-Family

U.S. apartment markets remained tight during first quarter 2014. The national vacancy rate averaged 4.9% in the first quarter of 2014 and the fourth quarter of 2013. Effective rents, which include concessions like free rent, grew 2.5-3.0% nationally, with the strongest growth reported in West Coast markets and markets with sizeable technology sectors. Weaker growth was reported in Washington DC and smaller metropolitan areas. Construction has picked up nationally, with most of the new supply poised to hit the market over the course of 2014. Over the near term, however, apartment markets are expected to benefit from favorable demographic and socio-economic trends.

The vacancy rate of the Account’s multi-family portfolio remained low, falling to 5.5% in the first quarter of 2014 as compared with 6.0% in the fourth quarter of 2013. As shown in the table below, the average vacancy rate of the Account’s properties in three of its five top markets remained below their respective market averages. The only exceptions were Los Angeles and Washington, DC. In Los Angeles, the average vacancy rate of properties owned by the Account increased and remained above the market average in large part because of the recent acquisition of a newly constructed property which is in its initial lease- up. In Washington, DC, the vacancy rate of the Account’s properties declined during the quarter with the overall average vacancy only modestly above the market average.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q1	2013 Q4	2014 Q1	2013 Q4

Apartment	Account/Nation			5.5%	6.0%	4.9%	4.9%

1	New York-White Plains-Wayne, NY-NJ	$713.6	3.6%	4.7%	4.9%	5.2%	5.2%
2	Los Angeles-Long Beach-Glendale, CA	$544.2	2.8%	10.1%	9.1%	3.6%	3.8%
3	Washington-Arlington-Alexandria, DC-VA-MD-WV	$398.7	2.0%	6.3%	6.0%	4.7%	4.9%
4	Houston-Sugar Land-Baytown, TX	$312.9	1.6%	4.7%	5.7%	6.2%	5.9%
5	Denver-Aurora, CO	$265.8	1.4%	3.8%	4.6%	4.1%	3.7%

*	Source: CBRE-EA.

Retail

Despite the inhibiting effect of cold weather in much of the country, U.S. retail markets experienced modest improvement during the first quarter of 2014. Preliminary data from the U.S. Census Bureau indicated that retail sales excluding motor vehicles and parts increased 0.2% in the first quarter of 2014 as compared with the fourth quarter of 2013 and 1.8% compared with the first quarter of 2013. Availability rates in neighborhood and community centers declined to an average of 11.9% in the first quarter of 2014 as compared with 12.0% as of year-end 2013. The vacancy rate for the Account’s retail portfolio remained low, averaging 6.2% during the first quarter of 2014 as compared with 6.1% in the fourth quarter of 2013. The vacancy rate of the Account’s retail portfolio remained below the national average, largely because the regional malls and lifestyle centers generally have lower vacancy rates and the Account’s retail portfolio includes several high quality regional malls and lifestyle centers with minimal vacancy.

Outlook

The gradual improvement in commercial real estate fundamentals that has occurred over the past several years continued during the first quarter of 2014. Contributing to the improvement in fundamentals were moderate economic growth, modest employment growth, minimal construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns over the short- and long-term compared with other asset classes. Markets with sizeable technology, energy, medical and biotechnology sectors appear to have the strongest economic prospects. Metro areas with sizeable U.S. government and defense sectors will require time for demand to recover but should ultimately benefit from 2013’s bipartisan budget deal. In addition to strong domestic growth, the U.S. economy is expected to benefit from improvement in the global economy as prospects now appear stronger than they have in a number of years. While downside risk remains, economic conditions in leading European economies have stabilized and are improving gradually, and ongoing growth in China and other emerging markets have contributed to an uptick in global trade as evidenced by recent increases in U.S. exports. If domestic and global economic conditions generally fall in-line with economists’ expectations, U.S. real estate market conditions are likely to experience further improvement over the course of 2014.

The Account acquired an industrial property in a top East Coast market and a significant retail property in Manhattan during the first quarter of 2014. Disposition activity in the first quarter consisted of the sale of two neighborhood shopping centers in the Southeast. In addition, several properties were under contract to be purchased in the second quarter of 2014. Management continued to bolster the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the first quarter of 2014, the Account’s holdings were 90.1% leased as compared with 90.7% as of the fourth quarter of 2013. During the first quarter of 2014, the Real Estate Account generated a 2.33% return. The Account’s real estate assets generated a leveraged 1.22% income return and a 1.32% capital return. As shown in the graph below, real estate asset returns for the first quarter of 2014 were the sixteenth consecutive quarter of positive income and capital returns.

Participant inflows continued at a steady pace during the first quarter of 2014. During 2014, management intends to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, the potential redemption of units from participants, capital expenditures for existing properties, property and Account operating expenses, and the Account’s targeted cash holdings. Management intends to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns. In general, management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent quarters and believes that the current interest rate environment can provide an opportunity to both further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.7 billion portfolio consists of a mix of REIT stocks that closely replicates the FTSE NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account’s portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added near term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments (inclusive of dividends) returned 8.5% during the first quarter of 2014.

During the latter half of 2013 the Account began construction of a build-to-suit office building on vacant land owned by the Account in Houston. The development property will consist of a 593,856 square foot, 30-story, Class A office tower, which, at its completion, will be fully leased under a fifteen year lease with the American subsidiary of a major global energy company. The project monetizes an existing land site that is adjacent to the Account’s other real estate investment in the Houston office market, and represents the Account’s first ground-up development.

Based on the economic and real estate market outlook for 2014, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Given initial returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. The Account believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of March 31, 2014

As of March 31, 2014, the Account had total net assets of $17.5 billion, a 3.5% increase from December 31, 2013, and a 16.0% increase from March 31, 2013. The increase in the Account’s net assets from December 31, 2013 to March 31, 2014 was primarily driven by appreciation in value of the Account’s investments as well as net participant inflows into the Account.

As of March 31, 2014, the Account owned a total of 102 real estate property investments (88 of which were wholly owned, 14 of which were held in joint ventures). The real estate portfolio included 27 office property investments (including three held in joint ventures), 26 industrial property investments (including one held in a joint venture), 27 apartment property investments (including one held in a joint venture), 19 retail property investments (including eight held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land development investment, and one fee interest encumbered by a ground lease. Of the real estate property investments, 29 are subject to debt (including nine joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2014 was $2.2 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2014 was $3.9 billion, which represented a loan to value ratio of 17.9%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.1% of total real estate investments and 3.7% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2014.

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	20.5%	15.1%	6.9%	—	0.3%	42.8%
Apartment	8.8%	8.8%	4.8%	—	—	22.4%
Retail	3.4%	4.3%	7.8%	1.6%	0.2%	17.3%
Industrial	1.5%	7.3%	3.6%	—	0.9%	13.3%
Other(3)	3.1%	0.3%	0.7%	—	0.1%	4.2%

Total	37.3%	35.8%	23.8%	1.6%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	727.0	(2)	5.1%	3.7%
50 Fremont Street	San Francisco	CA	Office	527.0	(3)	3.7%	2.7%
The Florida Mall	Orlando	FL	Retail	502.8	(4)	3.5%	2.6%
99 High Street	Boston	MA	Office	453.0	(5)	3.2%	2.3%
Fourth and Madison	Seattle	WA	Office	440.1	(6)	3.1%	2.2%
DDR	Various	USA	Retail	418.9	(7)	2.9%	2.1%
425 Park Avenue	New York	NY	Land	400.0		2.8%	2.0%
501 Boylston Street	Boston	MA	Office	377.1		2.6%	1.9%
780 Third Avenue	New York	NY	Office	370.2	(8)	2.6%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	332.6		2.3%	1.7%

(1)

Value as reported in the March 31, 2014 Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $410.0 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $332.2 million.

(4)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of March 31, 2014, this debt had a fair value of $191.0 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $268.0 million.

(6)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $247.6 million.

(7)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 27 retail properties located in 12 states and is presented net of debt. As of March 31, 2014, this debt had a fair value of $687.1 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $209.2 million.

At March 31, 2014, the Account held 73.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.1% of total investments, real estate-related equity securities representing 8.6% of total investments, U.S. Treasury securities representing 6.4% of total investments, and real estate limited partnerships representing 1.8% of total investments.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Performance

The Account’s total return was 2.33% for the three months ended March 31, 2014 as compared to 1.88% for March 31, 2013. The Account’s annualized total returns over the past one, three, five, and ten year periods ended March 31, 2014 were 10.14%, 10.50%, 4.54%, and 4.84%, respectively. As of March 31, 2014, the Account’s annualized total return since inception was 6.16%.

Net Investment Income

The table below shows the results of operations for the quarters ended March 31, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$215.8	$204.4	$11.4	5.6%

Real estate property level expenses and taxes:
Operating expenses	52.2	51.8	0.4	0.8%
Real estate taxes	32.7	29.8	2.9	9.7%
Interest expense	24.1	32.8	(8.7)	-26.5%

Total real estate property level expenses and taxes	109.0	114.4	(5.4)	-4.7%

Real estate income, net	106.8	90.0	16.8	18.7%
Income from real estate joint ventures and limited partnerships	32.1	18.8	13.3	70.7%
Interest	0.8	0.8	—	0.0%
Dividends	8.2	9.2	(1.0)	-10.9%

TOTAL INVESTMENT INCOME	147.9	118.8	29.1	24.5%

Expenses:
Investment advisory charges	17.9	14.7	3.2	21.8%
Administrative charges	11.0	8.6	2.4	27.9%
Distribution charges	4.3	3.0	1.3	43.3%
Mortality and expense risk charges	0.2	0.2	—	0.0%
Liquidity guarantee charges	7.6	8.2	(0.6)	-7.3%

TOTAL EXPENSES	41.0	34.7	6.3	18.2%

INVESTMENT INCOME, NET	$106.9	$84.1	$22.8	27.1%

Rental Income:

Rental income increased $11.4 million or 5.6% primarily due to higher occupancy, higher rental rates and lower rental concessions in the office, retail and apartment sectors, which collectively accounted for an increase of $12.4 million. The increase in rental income was offset by a net decrease associated with acquisitions and dispositions of real estate investments since the first quarter of 2013.

Operating Expenses:

Operating expenses increased $0.4 million or 0.8% due to slight increases in various expenses.

Real Estate Taxes:

Real estate taxes increased $2.9 million or 9.7% due to increased property tax assessments as a result of increases in value, specifically in the office and apartment sectors.

Interest Expense:

Interest expense decreased $8.7 million or 26.5% primarily due to the payoff of mortgage loans associated with properties sold after the first quarter of 2013, as well as the extinguishment of mortgage loans on several currently held properties. These decreases were partially offset by new mortgage loans for certain wholly owned real estate investments after the first quarter of 2013. See Note 6—Mortgage Loans Payable for more information regarding these debt obligations.

Income from Real Estate Joint Ventures and Limited Partnerships:

The increase of $13.3 million or 70.7% in income from real estate joint ventures and limited partnerships was a result of increased distributions, primarily from the Account’s joint venture investments.

Interest and Dividend Income:

Interest income remained consistent between quarters while dividend income decreased $1.0 million or 10.9%, however, dividend income as a ratio of investments held has remained consistent.

Expenses:

The Account’s expenses increased $6.3 million or 18.2% in the first quarter of 2014 as compared to the first quarter of 2013, generally corresponding to the 16% increase in the Account’s nets assets from March 31, 2013 to March 31, 2014. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased for the first quarter of 2014 compared to 2013, liquidity guarantee charges decreased slightly as a result of the change in prospectus rates.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(1.0)	$(147.0)	$146.0	99.3%
Real estate joint ventures and limited partnerships	0.2	(34.9)	35.1	N/M
Marketable securities	17.3	9.4	7.9	84.0%

Total realized loss on investments:	16.5	(172.5)	189.0	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	106.4	188.8	(82.4)	-43.6%
Real estate joint ventures and limited partnerships	63.3	73.9	(10.6)	-14.3%
Marketable securities	105.1	93.1	12.0	12.9%
Mortgage loans payable	(2.2)	12.8	(15.0)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	272.6	368.6	(96.0)	-26.0%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$289.1	$196.1	$93.0	47.4%

N/M—Not meaningful

Real Estate Properties:

Real estate properties experienced net realized and unrealized gains of $105.4 million for the first quarter of 2014 compared to net realized and unrealized gains of $41.8 million for the comparable period of 2013.

Net realized losses in the Account are due to the sale of real estate property investments. See the Recent Transactions section herein for additional discussions regarding the sale of real estate property investments.

Net unrealized appreciation in the Account continued as a result of improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were experienced in the office sector, most notably in the northeast and west regions. Included within net unrealized gains of the Account were foreign exchange gains of $0.2 million and foreign exchange losses of $23.3 million for each respective quarter.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $63.5 million for the first quarter of 2014 compared to net realized and unrealized gains of $39.0 million for the comparable period of 2013.

Net realized gains related to the Account’s investments in joint ventures and limited partnerships are primarily due to the sale of real estate property investments underlying the Account’s joint venture investments and limited partnership investments.

Net unrealized appreciation decreased primarily as a result of increased distributions from the Account’s joint venture investments during the first quarter of 2014 as compared to 2013, as previously discussed in Income from Real Estate Joint Ventures and Limited partnerships.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $122.4 million for the first quarter of 2014 compared to net realized and unrealized gains of $102.5 million for the comparable period of 2013. The increase is attributed to the Account’s increased investment in real estate related marketable securities as well as general market appreciation. At March 31, 2014 the cost of the Account’s real estate related marketable securities was $1.5 billion as compared to $1.3 billion as of March 31, 2013, an increase of $116.0 million or 8.7%. During the first quarter of 2014, the markets for REITs in the United States increased as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $3.2 billion of short term marketable securities invested in government agency notes and United States Treasury Securities, which had nominal appreciation due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $2.2 million for the first quarter of 2014 compared to unrealized gains of $12.8 million for the comparable period of 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment, and where applicable, foreign exchange rates. Foreign exchange rates had no impact on the unrealized gains and losses of the Account’s mortgage loans payable in the first quarter of 2014 due to the extinguishment of debt on one of the Account’s foreign real estate property investments upon its disposal in the first quarter of 2013.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the Account’s cash, cash equivalents and non-real estate-related marketable securities had a value of $3.3 billion and $3.1 billion, respectively (18.6% and 18.5% of the Account’s net assets at such dates, respectively).

Participant Flows: First Quarter 2014 compared to the First Quarter 2013

During the first quarter of 2014, the Account received $525.6 million in premiums, which included $262.4 million of participant transfers into the Account. The Account had outflows of $323.1 million in annuity payments and withdrawals and death benefits. The Account’s outflows included $148.7 million of participant transfers out of the Account. During the first quarter of 2013, the Account received $557.8 million in premiums, which included $360.6 million of participant transfers into the Account. Additionally, the Account had outflows of $278.3 million from annuity payments, withdrawals (excluding liquidity redemptions) and death benefits, which included $138.4 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $106.9 million for first quarter as compared to $84.1 million for the comparable period of 2013. Total net investment income increased as described more fully in the Results of Operations section above.

As of March 31, 2014, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 28.1% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITs and a real estate index fund. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2014 there were no amounts outstanding on the construction loan secured by a real estate investment held within the Account. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2014, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.9%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2014, $108.9 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2014. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

401 West 14th Street—New York, NY

On January 30, 2014, the Account purchased a 42.2% interest in a joint venture, 401 West 14th Street Associates, LLC, which holds a retail property located in New York, New York. The Account purchased its interest for $34.2 million. The property consists of 35,228 square feet of multi-story retail space as well as 28,998 square feet of office space, was 100% leased at the time of purchase and is encumbered by a $37.2 million mortgage loan, as further discussed in the Financings section below.

Landover Logistics Center—Landover, MD

On February 27, 2014, the Account purchased a 360,550 square foot recently constructed industrial property located in Landover, Maryland for $35.0 million, which is in its initial lease up phase.

Sales

Plantation Grove—Ocoee, FL

On February 13, 2014, the Account sold a retail property located in Ocoee, Florida for a net sales price of $11.8 million, realizing a gain from the sale of $3.9 million, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Accounts cost basis (excluding selling costs) in the property at the date of the sale was $7.9 million.

Suncrest Village Shopping Center—Orlando, FL

On February 13, 2014, the Account sold a retail property located in Orlando, Florida for a net sales price of $13.7 million, realizing a loss from the sale of $3.5 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Accounts cost basis (excluding selling costs) in the property at the date of the sale was $17.2 million.

Financings

Miami International Mall—Miami, FL

On January 23, 2014, the Account’s West Dade Associates, Ltd. Joint venture investment, in which the Account holds a 50% interest entered into an $80.0 million mortgage loan (such amount representing the Account’s share). The debt has a fixed interest rate of 4.42% maturing February 2024.

Wilshire Rodeo Plaza—Beverly Hills, CA

On January 24, 2014 the Account extinguished a $112.7 million mortgage loan associated with the property.

401 West 14th Street—New York, NY

On January 30, 2014, the Account’s 401 West 14th Street Associates, LLC joint venture investment, in which the Account holds a 42.2% interest, entered into a $37.2 million mortgage loan concurrent with its purchase of a retail property located in New York, New York as discussed in the Purchases section above. The debt has a variable interest rate of LIBOR plus 2.25% maturing May 2019.

DDR Joint Venture—Various, USA

On March 27, 2014, the Account’s DDR joint venture investment refinanced a $225.2 million (the Account’s share) seven property cross collateralized loan, with a $140.5 million term loan (the Account’s share) collateralized by six properties, maturing on March 27, 2018 with an additional 1 year extension to March 2019. The term loan is interest only through maturity, with variable interest based on one month LIBOR plus 2.25%.

The seventh property, which was previously included in the original cross collateralized loan, obtained a $70.1 million (the Account’s share) 10-year fixed rate loan. The loan has a 4.30% interest rate and is interest only for three years, maturing April 1, 2024.

Finally, the DDR joint venture drew an additional $8.5 million (the Account’s share) from an existing facility. The total amount outstanding after the refinance was $219.1 million (the Account’s share).

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued on such investments), and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees and certain other expenses attributable to operating the Account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of March 31, 2014, represented 74.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2014, 25.1% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2014. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2013 and can also be found on the following two web sites, http://www.tiaa-cref.org/public/prospectuses/index.html and http://www.tiaa-cref.org/public/about/governance/corporate/annual-reports/index.html.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of May, 2014.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 8, 2014	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

May 8, 2014	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)