Form 10-Q
period 2014-06-30
TIAA REAL ESTATE ACCOUNT
filed 2014-08-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
June 30, 2014

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,750.9 and $10,679.5)	$13,040.8	$11,565.1
Real estate joint ventures and limited partnerships (cost: $2,425.7 and $2,465.9)	3,027.4	2,925.6
Marketable securities:
Real estate related (cost: $1,386.1 and $1,384.3)	1,681.8	1,499.3
Other (cost: $2,742.8 and $3,119.3)	2,743.0	3,119.6

Total investments (cost: $18,305.5 and $17,649.0)	20,493.0	19,109.6

Cash and cash equivalents	15.9	14.6
Due from investment manager	4.7	2.5
Other	222.0	290.4

TOTAL ASSETS	20,735.6	19,417.1

LIABILITIES
Mortgage loans payable, at fair value—Note 6 (principal outstanding: $2,193.8 and $2,307.7)	2,191.8	2,279.1
Accrued real estate property level expenses	174.8	198.6
Other	31.5	31.5

TOTAL LIABILITIES	2,398.1	2,509.2

COMMITMENTS AND CONTINGENCIES—Note 9
NET ASSETS
Accumulation Fund	17,945.4	16,535.4
Annuity Fund	392.1	372.5

TOTAL NET ASSETS	$18,337.5	$16,907.9

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 8	56.8	55.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$316.003	$298.872

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Real estate income, net:
Rental income	$221.4	$207.0	$437.2	$411.4

Real estate property level expenses and taxes:
Operating expenses	49.5	52.0	101.7	103.8
Real estate taxes	33.5	30.8	66.2	60.6
Interest expense	24.1	31.3	48.2	64.1

Total real estate property level expenses and taxes	107.1	114.1	216.1	228.5

Real estate income, net	114.3	92.9	221.1	182.9
Income from real estate joint ventures and limited partnerships	42.3	29.8	74.4	48.6
Interest	0.7	0.8	1.5	1.6
Dividends	11.0	10.1	19.2	19.3

TOTAL INVESTMENT INCOME	168.3	133.6	316.2	252.4

Expenses:
Investment advisory charges	17.3	15.2	35.2	29.9
Administrative charges	11.1	9.6	22.1	18.2
Distribution charges	4.0	3.2	8.3	6.2
Mortality and expense risk charges	0.2	0.2	0.4	0.4
Liquidity guarantee charges	7.2	7.4	14.8	15.6

TOTAL EXPENSES	39.8	35.6	80.8	70.3

INVESTMENT INCOME, NET	128.5	98.0	235.4	182.1

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(1.6)	(26.8)	(2.6)	(173.8)
Real estate joint ventures and limited partnerships	(4.5)	(40.0)	(4.3)	(74.9)
Marketable securities	31.7	7.6	49.0	17.0

Net realized gain (loss) on investments	25.6	(59.2)	42.1	(231.7)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	291.7	247.3	398.1	436.1
Real estate joint ventures and limited partnerships	93.2	124.6	156.5	198.5
Marketable securities	71.4	(53.8)	176.5	39.3
Mortgage loans payable	(24.4)	29.0	(26.6)	41.8

Net change in unrealized appreciation on investments and mortgage loans payable	431.9	347.1	704.5	715.7

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	457.5	287.9	746.6	484.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$586.0	$385.9	$982.0	$666.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
FROM OPERATIONS
Investment income, net	$128.5	$98.0	$235.4	$182.1
Net realized gain (loss) on investments	25.6	(59.2)	42.1	(231.7)
Net change in unrealized appreciation on investments and mortgage loans payable	431.9	347.1	704.5	715.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	586.0	385.9	982.0	666.1

FROM PARTICIPANT TRANSACTIONS
Premiums	557.2	618.6	1,082.8	1,176.4
Liquidity units redeemed—Note 3	—	—	—	(325.4)
Annuity payments	(7.9)	(7.0)	(15.5)	(13.7)
Withdrawals and death benefits	(304.2)	(350.5)	(619.7)	(622.1)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	245.1	261.1	447.6	215.2

NET INCREASE IN NET ASSETS	831.1	647.0	1,429.6	881.3
NET ASSETS
Beginning of period	17,506.4	15,095.4	16,907.9	14,861.1

End of period	$18,337.5	$15,742.4	$18,337.5	$15,742.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$982.0	$666.1
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(42.1)	231.7
Net change in unrealized appreciation on investments and mortgage loans payable	(704.5)	(715.7)
Purchase of real estate properties	(1,035.6)	(289.3)
Capital improvements on real estate properties	(95.1)	(101.0)
Proceeds from sale of real estate properties	45.4	411.8
Purchases of long term investments	(206.3)	(247.9)
Proceeds from sale of long term investments	299.8	139.7
Decrease (increase) in other investments	376.6	(304.9)
Change in due from investment manager	(2.2)	(20.5)
Decrease in other assets	68.4	17.6
Decrease in other liabilities	(18.8)	(5.4)

NET CASH USED IN OPERATING ACTIVITIES	(332.4)	(217.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	730.0
Payments of mortgage loans	(113.9)	(733.8)
Premiums	1,082.8	1,176.4
Liquidity units redeemed	—	(325.4)
Annuity payments	(15.5)	(13.7)
Withdrawals and death benefits	(619.7)	(622.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	333.7	211.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.3	(6.4)
CASH AND CASH EQUIVALENTS
Beginning of period	14.6	21.7

End of period	$15.9	$15.3

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$47.6	$64.1

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

The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant transactions effective through the period end date to which this report relates.

The amount disclosed in the consolidated statements of assets and liabilities and consolidated statements of investments for the cost of real estate joint ventures and limited partnerships as of December 31, 2013 has been revised by $41.2 million.  This revision was not considered material to the previously issued financial statements and it had no impact to the Account’s net assets, results of operations or cash flows.

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

The independent fiduciary has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

Other Assets and Other Liabilities: Other assets and other liabilities are comprised of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, cash, tenant receivables and prepaid expenses; whereas other liabilities consist of, among other items, security deposits.

Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after filing. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Account’s tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Account’s consolidated financial statements.

Restricted Cash: The Account held $29.8 million and $46.0 million as of June 30, 2014 and December 31, 2013, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

The Distribution Agreement is terminable by either party upon sixty days written notice and terminates automatically upon any assignment thereof.

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

As discussed in the Account’s prospectus and in accordance with a prohibited transaction exemption from the U.S. Department of Labor (PTE 96-76), the Account’s independent fiduciary has certain responsibilities with respect to the Account that it has undertaken or is currently undertaking with respect to TIAA’s purchase of liquidity units, including among other things, reviewing the purchase and redemption of liquidity units by TIAA to ensure the Account uses the correct unit values. In addition, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

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

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2.6% of the rental income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	19.2%	16.1%	6.5%	—	0.3%	42.1%
Apartment	10.7%	8.7%	4.5%	—	—	23.9%
Retail	3.8%	3.9%	7.7%	1.7%	0.2%	17.3%
Industrial	1.3%	6.8%	3.7%	—	0.9%	12.7%
Other(3)	3.0%	0.2%	0.7%	—	0.1%	4.0%

Total	38.0%	35.7%	23.1%	1.7%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

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

c. Inputs other than quoted prices that are observable within the market for the asset (or liability) (for example, interest rates and yield curves, implied volatilities, and credit spreads that are observable at commonly quoted intervals); and

d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (for example, market-corroborated inputs).

Examples of assets and liabilities which may be held by the Account and included in Level 2 include certificates of deposit, commercial paper, government agency notes, variable notes, United States Treasury securities, and debt securities.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (unaudited) and December 31, 2013, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2014
Real estate properties	$—	$—	$13,040.8	$13,040.8
Real estate joint ventures	—	—	2,660.8	2,660.8
Limited partnerships	—	—	366.6	366.6
Marketable securities:
Real estate related	1,681.8	—	—	1,681.8
Government agency notes	—	1,999.5	—	1,999.5
United States Treasury securities	—	743.5	—	743.5

Total Investments at June 30, 2014	$1,681.8	$2,743.0	$16,068.2	$20,493.0

Mortgage loans payable	$—	$—	$(2,191.8)	$(2,191.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2013
Real estate properties	$—	$—	$11,565.1	$11,565.1
Real estate joint ventures	—	—	2,563.6	2,563.6
Limited partnerships	—	—	362.0	362.0
Marketable securities:
Real estate related	1,499.3	—	—	1,499.3
Government agency notes	—	1,989.1	—	1,989.1
United States Treasury securities	—	1,130.5	—	1,130.5

Total Investments at December 31, 2013	$1,499.3	$3,119.6	$14,490.7	$19,109.6

Mortgage loans payable	$—	$—	$(2,279.1)	$(2,279.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014 and June 30, 2013 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2014
Beginning balance April 1, 2014	$11,723.5	$2,578.1	$362.7	$14,664.3	$(2,168.0)
Total realized and unrealized gains (losses) included in changes in net assets	290.1	82.3	6.4	378.8	(24.4)
Purchases(1)	1,047.1	1.8	—	1,048.9	—
Sales	(19.9)	—	—	(19.9)	—
Settlements(2)	—	(1.4)	(2.5)	(3.9)	0.6

Ending balance June 30, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	395.5	142.3	9.9	547.7	(26.6)
Purchases(1)	1,125.6	37.1	—	1,162.7	—
Sales	(45.4)	—	—	(45.4)	—
Settlements(2)	—	(82.2)	(5.3)	(87.5)	113.9

Ending balance June 30, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2013
Beginning balance April 1, 2013	$10,429.9	$2,290.4	$341.6	$13,061.9	$(2,092.3)
Total realized and unrealized gains included in changes in net assets	220.6	74.8	9.8	305.2	26.9
Purchases(1)	333.7	0.1	—	333.8	(730.0)
Sales	(185.3)	—	—	(185.3)	—
Settlements(2)	—	(21.6)	(3.2)	(24.8)	540.6

Ending balance June 30, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	262.4	109.0	14.6	386.0	24.0
Purchases(1)	393.7	0.2	1.4	395.3	(730.0)
Sales	(411.8)	—	—	(411.8)	—
Settlements(2)	—	(57.0)	(7.6)	(64.6)	733.8

Ending balance June 30, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2014 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.8% (6.9%) 5.0% - 7.8% (5.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 7.5% (5.3%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.0% (7.3%) 5.3% - 8.0% (6.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 8.3% (5.6%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 8.0% (6.7%) 4.3% - 6.3% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.8% (4.4%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 13.0% (7.5%) 5.0% - 12.8% (6.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 12.3% (5.5%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.5% - 45.5% (42.0%) 3.0% - 4.2% (3.9%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.5% - 45.5% (42.0%) 1.2% - 1.3% (1.2%)

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.1% - 64.0% (47.0%) 2.3% - 4.1% (3.5%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.1% - 64.0% (47.0%) 1.2% - 1.4% (1.3%)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	25.0% - 127.5% (56.5%) 2.1% - 6.4% (3.8%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	25.0% - 127.5% (56.5%) 1.1% - 3.0% (1.5%)

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

During the six months ended June 30, 2014 and 2013, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2014	$290.7	$82.3	$10.9	$383.9	$(24.4)

For the six months ended June 30, 2014	$398.4	$142.2	$14.3	$554.9	$(26.6)

For the three months ended June 30, 2013	$222.0	$77.4	$9.0	$308.4	$26.9

For the six months ended June 30, 2013	$282.9	$112.6	$13.7	$409.2	$8.0

Note 6—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		June 30, 2014	December 31, 2013
		(Unaudited)
Wilshire Rodeo Plaza(4)(5)	5.28% paid monthly	$—	$112.7	April 11, 2014
1401 H Street NW(1)(5)	5.97% paid monthly	108.5	109.3	December 7, 2014
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	35.8	36.2	September 11, 2016
The Legend at Kierland(5)(6)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(6)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(7)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(7)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(7)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
780 Third Avenue(5)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	20.0	August 1, 2025
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,193.8	$2,307.7
Fair Value Adjustment(3)		(2.0)	(28.6)

Total mortgage loans payable		$2,191.8	$2,279.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

	For the Six Months Ended June 30, 2014	Years Ended December 31,
		2013	2012	2011
	(Unaudited)
Per Accumulation Unit data:
Rental income	$7.800	$15.313	$16.345	$17.224
Real estate property level expenses and taxes	3.855	8.112	9.059	8.640

Real estate income, net	3.945	7.201	7.286	8.584
Other income	1.697	2.759	2.178	2.143

Total income	5.642	9.960	9.464	10.727
Expense charges(1)	1.442	2.672	2.562	2.390

Investment income, net	4.200	7.288	6.902	8.337
Net realized and unrealized gain on investments and mortgage loans payable	12.931	19.015	18.013	20.144

Net increase in Accumulation Unit Value	17.131	26.303	24.915	28.481
Accumulation Unit Value:
Beginning of period	298.872	272.569	247.654	219.173

End of period	$316.003	$298.872	$272.569	$247.654

Total return	5.73%	9.65%	10.06%	12.99%
Ratios to Average net Assets:(2)
Expenses(1)	0.46%	0.92%	0.95%	0.98%
Investment income, net	1.34%	2.50%	2.55%	3.42%
Portfolio turnover rate:(2)
Real estate properties(3)	0.90%	2.10%	10.22%	3.01%
Marketable securities(4)	10.37%	8.36%	21.92%	3.43%
Accumulation Units outstanding at end of period (in millions):	56.8	55.3	53.3	53.4
Net assets end of period (in millions)	$18,337.5	$16,907.9	$14,861.1	$13,527.2

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the six month period ended June 30, 2014 are not annualized.

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

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
	(Unaudited)
Outstanding:
Beginning of period	55.3	53.3
Credited for premiums	3.5	7.9
Liquidity units redeemed—Note 3	—	(1.2)
Annuity, other periodic payments, withdrawals and death benefits	(2.0)	(4.7)

End of period	56.8	55.3

Note 9—Commitments and Contingencies

Commitments—The Account had $0.2 million and $0.5 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of June 30, 2014 and December 31, 2013, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—63.6% and 60.5%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Arizona:
Camelback Center	Office	$40.5		$38.6
Kierland Apartment Portfolio	Apartments	118.7	(1)	119.0	(1)
California:
3 Hutton Centre Drive	Office	41.8		41.3
50 Fremont Street	Office	545.6	(1)	518.0	(1)
55 Second Street	Office	269.0		—
88 Kearny Street	Office	118.3		111.8
200 Middlefield Road	Office	50.2		—
275 Battery Street	Office	270.4		251.4
Centre Pointe and Valley View	Industrial	34.6		31.9
Cerritos Industrial Park	Industrial	89.5		86.4
Charleston Plaza	Retail	82.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	123.7		119.0
Holly Street Village	Apartments	126.9		124.0
Larkspur Courts	Apartments	121.4		96.4
Northern CA RA Industrial Portfolio	Industrial	48.3		47.3
Northpark Village Square	Retail	43.2		40.8
Oceano at Warner Center	Apartments	83.7		87.3
Ontario Industrial Portfolio	Industrial	338.0		329.2
Pacific Plaza	Office	84.7		82.0
Rancho Cucamonga Industrial Portfolio	Industrial	132.7		124.4
Regents Court	Apartments	78.6	(1)	78.5	(1)
Southern CA RA Industrial Portfolio	Industrial	89.6		88.6
Stella	Apartments	170.3		168.5
The Forum at Carlsbad	Retail	198.0	(1)	192.9	(1)
The Legacy at Westwood	Apartments	129.4	(1)	126.0	(1)
Township Apartments	Apartments	83.0		—
West Lake North Business Park	Office	47.5		48.7
Westcreek	Apartments	38.0		36.8
Westwood Marketplace	Retail	110.4		108.0
Wilshire Rodeo Plaza	Office	193.4		181.1	(1)
Colorado:
Palomino Park	Apartments	269.7	(1)	264.3	(1)
South Denver Marketplace	Retail	70.2		69.9
Connecticut:
Ten & Twenty Westport Road	Office	141.2		150.0
Florida:
701 Brickell Avenue	Office	298.1		271.3
North 40 Office Complex	Office	35.0		27.8
Plantation Grove	Retail	—		12.5
Publix at Weston Commons	Retail	57.0	(1)	55.0	(1)
Seneca Industrial Park	Industrial	75.9		73.8
South Florida Apartment Portfolio	Apartments	79.7		77.9
Suncrest Village Shopping Center	Retail	—		13.5
The Residences at the Village of Merrick Park	Apartments	67.7		63.8
Urban Centre	Office	105.7		107.6
Weston Business Center	Industrial	86.4		85.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
France:
Printemps de L’Homme	Retail	$275.2		$226.9
Georgia:
Atlanta Industrial Portfolio	Industrial	42.5		42.5
Glenridge Walk	Apartments	50.0		40.1
Shawnee Ridge Industrial Portfolio	Industrial	65.4		61.4
Windsor at Lenox Park	Apartments	75.3		64.9
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	66.0		62.7
Chicago Industrial Portfolio	Industrial	73.4		66.7
Parkview Plaza	Office	44.4		45.6
Maryland:
Landover Logistics Center	Industrial	35.0		—
The Shops at Wisconsin Place	Retail	105.9		99.1
Massachusetts:
99 High Street	Office	462.1	(1)	438.0	(1)
501 Boylston Street	Office	384.0		364.1
Northeast RA Industrial Portfolio	Industrial	31.0		29.6
Residence at Rivers Edge	Apartments	87.2		87.6
New Jersey:
Konica Photo Imaging Headquarters	Industrial	—		20.4
Marketfair	Retail	91.4		84.7
Mohawk Distribution Center	Industrial	78.0		78.0
South River Road Industrial	Industrial	55.0		54.7
New York:
425 Park Avenue	Ground Lease	420.0		400.0
780 Third Avenue	Office	380.5	(1)	365.2	(1)
The Colorado	Apartments	199.0	(1)	190.3	(1)
The Corner	Apartments	240.0	(1)	230.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	19.2		19.0
The Pepper Building	Apartments	49.1		51.1
Tennessee:
Southside at McEwen	Retail	44.3		—
Summit Distribution Center	Industrial	16.9		17.0
Texas:
Cliffs at Barton Creek	Apartments	42.3		39.1
Dallas Industrial Portfolio	Industrial	179.4		176.9
Four Oaks Place	Land	92.7		64.3
Houston Apartment Portfolio	Apartments	264.1		263.2
Lincoln Centre	Office	280.5	(1)	267.7	(1)
Northwest Houston Industrial Portfolio	Industrial	65.2		—
Park 10 Distribution	Industrial	13.4		—
Pinnacle Industrial Portfolio	Industrial	43.6		44.1
The Caruth	Apartments	81.6	(1)	81.3	(1)
The Maroneal	Apartments	50.9		51.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Virginia:
8270 Greensboro Drive	Office	$44.3		$41.8
Ashford Meadows Apartments	Apartments	105.4	(1)	105.6	(1)
The Ellipse at Ballston	Office	87.3		85.3
The Palatine	Apartments	125.0	(1)	130.0	(1)
Plaza America	Retail	98.4		—
Washington:
Circa Green Lake	Apartments	85.0		85.0
Fourth and Madison	Office	440.1	(1)	435.0	(1)
Millennium Corporate Park	Office	162.5		149.0
Northwest RA Industrial Portfolio	Industrial	26.6		27.1
Pacific Corporate Park	Industrial	36.5		35.8
Prescott Wallingford Apartments	Apartments	53.9		53.6
Rainier Corporate Park	Industrial	87.5		86.5
Regal Logistics Campus	Industrial	68.7		73.4
Washington DC:
1001 Pennsylvania Avenue	Office	772.6	(1)	726.7	(1)
1401 H Street, NW	Office	227.0	(1)	231.8	(1)
1900 K Street, NW	Office	291.7		287.3
Mass Court	Apartments	170.1	(1)	170.3	(1)
Mazza Gallerie	Retail	85.5		80.2
The Louis at 14th	Apartments	182.0		—
The Woodley	Apartments	198.2		—

TOTAL REAL ESTATE PROPERTIES (Cost $11,750.9 and $10,679.5)		$13,040.8		$11,565.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—14.8% and 15.3%
REAL ESTATE JOINT VENTURES—13.0% and 13.4%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$270.3	(2)	$261.3	(2)
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)(6)	Retail	110.0	(2)	113.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	529.4	(2)	490.9	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	135.4		119.3
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	117.5	(2)	196.4
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	16.3		13.9
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	223.7		208.3
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	34.9	(2)	—
RGM 42, LLC MiMA (70% Account Interest)	Apartments	317.6	(2)	290.4	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	84.6	(2)	77.8	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	297.6		275.9
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	414.1	(2,3)	413.7	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	108.8	(2,3)	101.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(3,5)	0.6	(3,5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,178.0 and $2,208.5)		$2,660.8		$2,563.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Fair Value
	2014	2013
	(Unaudited)
LIMITED PARTNERSHIPS—1.8% and 1.9%
Cobalt Industrial REIT (10.998% Account Interest)	$26.0	$24.8
Colony Realty Partners LP (5.27% Account Interest)	20.8	20.7
Heitman Value Partners Fund (8.43% Account Interest)	0.3	0.4
Lion Gables Apartment Fund (18.46% Account Interest)	296.7	288.4
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	22.8	27.7

TOTAL LIMITED PARTNERSHIPS (Cost $247.7 and $257.4)	$366.6	$362.0

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,425.7 and $2,465.9)	$3,027.4	$2,925.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

MARKETABLE SECURITIES—21.6% and 24.2%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.2% and 7.9%

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
128,562	134,862	Acadia Realty Trust	$3.6	$3.3
31,670	33,840	Agree Realty Corporation	1.0	1.0
4,549	5,049	Alexander’s, Inc.	1.7	1.7
158,767	174,957	Alexandria Real Estate Equities, Inc.	12.2	11.1
78,213	86,953	American Assets Trust, Inc.	2.6	2.7
232,629	256,019	American Campus Communities, Inc.	8.9	8.2
295,690	114,990	American Homes 4 Rent	5.2	1.9
351,550	—	American Realty Capital Healthcare Trust, Inc.	3.8	—
2,016,867	451,330	American Realty Capital Properties, Inc.	25.3	5.8
40,280	45,810	American Residential Properties	0.8	0.8
882,879	969,299	American Tower Corp.	79.4	77.5
324,603	355,553	Apartment Investment and Management Company	10.5	9.2
45,930	47,530	Armada Hoffler Properties Inc.	0.4	0.4
40,976	31,236	Ashford Hospitality Prime Inc.	0.7	0.6
150,323	156,183	Ashford Hospitality Trust, Inc.	1.7	1.3
131,435	143,225	Associated Estates Realty Corporation	2.4	2.3
287,380	316,410	Avalonbay Communities, Inc.	40.9	37.4
65,870	25,510	Aviv REIT, Inc.	1.9	0.6
427,097	470,857	BioMed Realty Trust, Inc.	9.3	8.5
337,165	370,695	Boston Properties, Inc.	39.8	37.2
348,099	386,249	Brandywine Realty Trust	5.4	5.4
—	187,688	BRE Properties, Inc.	—	10.3
92,700	101,190	Brixmore Property Group Inc	2.1	2.1
188,626	207,546	Camden Property Trust	13.4	11.8
146,878	161,828	Campus Crest Communities, Inc.	1.3	1.5
26,250	—	Catchmark Timber Trust, Inc.	0.4	—
380,047	415,687	CBL & Associates Properties, Inc.	7.2	7.5
177,495	183,285	Cedar Shopping Centers, Inc.	1.1	1.1
533,610	578,960	Chambers Street Properties	4.3	4.4
60,127	57,737	Chatham Lodging Trust	1.3	1.2
111,642	123,712	Chesapeake Lodging Trust	3.4	3.1
—	1,146,830	Cole Real Estate Investments	—	16.1
277,710	270,050	Columbia Property Trust Inc	7.2	6.8
263,028	289,848	CommonWealth REIT	6.9	6.8
48,680	—	Corenergy Infrastructure Trust, Inc.	0.4	—
48,733	52,653	CoreSite Realty Corporation	1.6	1.7
182,623	201,393	Corporate Office Properties Trust	5.1	4.8
247,990	271,810	Corrections Corporation of America	8.1	8.7
410,496	435,676	Cousins Properties Incorporated	5.1	4.5
743,210	—	Crown Castle International Corporation	55.2	—
323,210	336,620	Cubesmart	5.9	5.4
41,620	44,330	CyrusOne Inc	1.0	1.0
718,710	773,940	DCT Industrial Trust, Inc.	5.9	5.5
679,738	748,278	DDR Corp	12.0	11.5
440,687	479,587	DiamondRock Hospitality Company	5.6	5.5
301,192	313,752	Digital Realty Trust, Inc.	17.6	15.4
295,214	326,594	Douglas Emmett, Inc.	8.3	7.6
732,456	795,686	Duke Realty Corporation	13.3	12.0
147,966	161,116	DuPont Fabros Technology, Inc.	4.0	4.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
69,759	74,049	EastGroup Properties, Inc.	$4.5	$4.3
258,191	281,251	Education Realty Trust, Inc.	2.8	2.5
173,880	184,140	Empire State Realty Trust	2.9	2.8
117,462	124,602	EPR Properties	6.6	6.1
169,956	183,486	Equity Lifestyle Properties, Inc.	7.5	6.6
133,196	143,936	Equity One, Inc.	3.1	3.2
792,134	871,504	Equity Residential	49.9	45.2
138,117	92,809	Essex Property Trust, Inc.	25.5	13.3
101,275	111,535	Excel Trust, Inc.	1.3	1.3
242,082	280,022	Extra Space Storage, Inc.	12.9	11.8
148,236	160,436	Federal Realty Investment Trust	17.9	16.3
284,615	300,775	FelCor Lodging Trust Incorporated	3.0	2.5
248,203	273,923	First Industrial Realty Trust, Inc.	4.7	4.8
133,251	144,421	First Potomac Realty Trust	1.7	1.7
198,119	217,299	Franklin Street Properties Corp.	2.5	2.6
169,790	—	Gaming and Leisure Properties, Inc.	5.8	—
1,122,269	1,270,239	General Growth Properties, Inc.	26.4	25.5
156,310	169,050	The GEO Group, Inc.	5.6	5.4
60,598	63,548	Getty Realty Corp.	1.2	1.2
34,020	34,020	Gladstone Commercial Corporation	0.6	0.6
326,692	360,422	Glimcher Realty Trust	3.5	3.4
119,857	136,327	Government Properties Income Trust	3.0	3.4
244,620	127,720	Gramercy Property Trust Inc	1.5	0.7
1,018,859	1,107,319	HCP, Inc.	42.2	40.2
683,099	695,326	Health Care REIT, Inc.	42.8	37.2
211,892	237,712	Healthcare Realty Trust Incorporated	5.4	5.1
527,820	579,520	Healthcare Trust of America	6.4	5.7
386,553	426,743	Hersha Hospitality Trust	2.6	2.4
199,899	219,889	Highwoods Properties, Inc.	8.4	8.0
126,710	140,210	Home Properties, Inc.	8.1	7.5
332,850	366,850	Hospitality Properties Trust	10.1	9.9
1,680,484	1,822,914	Host Hotels & Resorts, Inc.	37.0	35.4
123,652	106,312	Hudson Pacific Properties, Inc.	3.1	2.3
190,919	216,059	Inland Real Estate Corporation	2.0	2.3
241,151	256,491	Investors Real Estate Trust	2.2	2.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	107.7	94.6
183,003	201,093	Kilroy Realty Corporation	11.4	10.1
901,023	993,333	Kimco Realty Corporation	20.7	19.6
292,773	321,483	Kite Realty Group Trust	1.8	2.1
231,852	254,432	LaSalle Hotel Properties	8.2	7.9
508,105	543,895	Lexington Realty Trust	5.6	5.6
328,620	355,290	Liberty Property Trust	12.5	12.0
78,226	84,816	LTC Properties, Inc.	3.1	3.0
198,023	217,063	Mack-Cali Realty Corporation	4.3	4.7
385,417	395,297	Medical Properties Trust, Inc.	5.1	4.8
165,185	181,705	Mid-America Apartment Communities, Inc.	12.1	11.0
103,597	102,977	Monmouth Real Estate Investment Corporation	1.0	0.9
65,594	72,294	National Health Investors, Inc.	4.1	4.1
274,270	296,600	National Retail Properties, Inc.	10.2	9.0
365,630	—	New York REIT, Inc.	4.0	—
281,073	299,263	Omega Healthcare Investors, Inc.	10.4	8.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
28,607	31,357	One Liberty Properties, Inc.	$0.6	$0.6
158,389	133,229	Parkway Properties, Inc.	3.3	2.6
144,657	153,837	Pebblebrook Hotel Trust	5.3	4.7
147,065	162,035	Pennsylvania Real Estate Investment Trust	2.8	3.1
69,250	47,950	Physicians Realty Trust	1.0	0.6
348,612	409,892	Piedmont Office Realty Trust, Inc.	6.6	6.8
393,917	432,157	Plum Creek Timber Company, Inc.	17.8	20.1
119,803	133,253	Post Properties, Inc.	6.4	6.0
84,078	92,248	Potlatch Corporation	3.5	3.9
1,108,021	1,218,251	ProLogis	45.5	45.0
44,040	49,510	PS Business Parks, Inc.	3.7	3.8
317,399	349,519	Public Storage, Inc.	54.4	52.6
152,400	150,090	Ramco-Gershenson Properties Trust	2.5	2.4
93,630	—	Rayonier Advanced Materials, Inc.	3.6	—
280,889	308,209	Rayonier, Inc.	10.0	13.0
492,094	500,294	Realty Income Corporation	21.9	18.7
202,908	224,748	Regency Centers Corporation	11.3	10.4
197,186	178,566	Retail Opportunity Investment	3.1	2.6
520,915	468,255	Retail Properties of America	8.0	6.0
35,710	39,760	Rexford Industrial Realty Inc	0.5	0.5
294,194	300,884	RLJ Lodging Trust	8.5	7.3
83,313	53,113	Rouse Properties, Inc.	1.4	1.2
108,370	117,520	Ryman Hospitality Properties	5.2	4.9
104,343	91,983	Sabra Health Care REIT Inc	3.0	2.4
28,976	32,736	Saul Centers, Inc.	1.4	1.6
83,490	68,430	Select Income Real Estate Investment Trust	2.5	1.8
451,667	460,237	Senior Housing Properties Trust	11.0	10.2
82,090	93,740	Silver Bay Realty Trust Corp	1.3	1.5
691,096	750,616	Simon Property Group, Inc.	114.9	114.2
211,325	232,245	SL Green Realty Corp.	23.1	21.5
72,309	78,699	Sovran Self Storage, Inc.	5.6	5.1
855,541	868,341	Spirit Realty Capital Inc.	9.7	8.5
121,490	104,960	Stag Industrial, Inc.	2.9	2.1
89,340	—	Starwood Waypoint Residential Trust	2.3	—
545,779	417,139	Strategic Hotels & Resorts, Inc.	6.4	3.9
186,578	199,598	Summit Hotel Properties, Inc.	2.0	1.8
87,386	85,816	Sun Communities, Inc.	4.4	3.7
406,906	447,056	Sunstone Hotel Investors, L.L.C.	6.1	6.0
212,284	228,624	Tanger Factory Outlet Centers, Inc.	7.4	7.3
142,439	155,209	Taubman Centers, Inc.	10.8	9.9
70,574	59,134	Terreno Realty Corporation	1.4	1.0
312,472	343,852	The Macerich Company	20.9	20.2
556,651	612,561	UDR, Inc.	15.9	14.3
31,724	31,724	UMH Properties, Inc.	0.3	0.3
29,158	31,798	Universal Health Realty Income Trust	1.3	1.3
51,473	58,833	Urstadt Biddle Properties, Inc.	1.1	1.1
654,468	719,138	Ventas, Inc.	42.0	41.2
372,533	409,723	Vornado Realty Trust	39.8	36.4
349,878	—	Washington Prime Group, Inc.	6.6	—
148,507	164,207	Washington Real Estate Investment Trust	3.9	3.8
241,550	266,400	Weingarten Realty Investors	7.9	7.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
1,295,128	1,423,998	Weyerhaeuser Company	$42.9	$45.0
50,900	45,930	Whitestone Real Estate Investment Trust B	0.8	0.6
75,457	80,257	Winthrop Realty Trust	1.2	0.9
186,930	141,520	WP Carey Inc.	12.0	8.7

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,386.1 and $1,384.3)			$1,681.8	$1,499.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—13.4% and 16.3%
GOVERNMENT AGENCY NOTES—9.8% and 10.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$21.0	Fannie Mae Discount Notes	0.041%-0.046%	1/15/2014	$—	$21.0
—	3.5	Fannie Mae Discount Notes	0.112%	1/21/2014	—	3.5
—	7.0	Fannie Mae Discount Notes	0.035%-0.051%	1/22/2014	—	7.0
—	28.2	Fannie Mae Discount Notes	0.041%	1/29/2014	—	28.2
—	32.1	Fannie Mae Discount Notes	0.071%	2/3/2014	—	32.1
—	30.0	Fannie Mae Discount Notes	0.061%-0.066%	2/5/2014	—	30.0
—	50.0	Fannie Mae Discount Notes	0.077%	2/19/2014	—	50.0
—	31.0	Fannie Mae Discount Notes	0.061%	2/24/2014	—	31.0
—	22.0	Fannie Mae Discount Notes	0.086%	2/26/2014	—	22.0
—	31.0	Fannie Mae Discount Notes	0.066%	3/3/2014	—	31.0
—	14.0	Fannie Mae Discount Notes	0.066%	4/2/2014	—	13.9
—	18.0	Fannie Mae Discount Notes	0.091%-0.101%	4/23/2014	—	18.0
—	23.0	Fannie Mae Discount Notes	0.107%	5/1/2014	—	23.0
—	25.0	Fannie Mae Discount Notes	0.107%	5/7/2014	—	25.0
—	32.7	Fannie Mae Discount Notes	0.127%	6/4/2014	—	32.7
—	20.3	Fannie Mae Discount Notes	0.127%	6/11/2014	—	20.3
—	38.0	Fannie Mae Discount Notes	0.132%	6/18/2014	—	38.0
24.3	—	Fannie Mae Discount Notes	0.122%	7/2/2014	24.3	—
22.8	—	Fannie Mae Discount Notes	0.041%-0.096%	7/14/2014	22.8	—
20.4	—	Fannie Mae Discount Notes	0.091%	7/30/2014	20.4	—
53.5	—	Fannie Mae Discount Notes	0.086%-0.096%	8/20/2014	53.5	—
28.1	—	Fannie Mae Discount Notes	0.089%	8/25/2014	28.1	—
35.0	—	Fannie Mae Discount Notes	0.091%	8/26/2014	35.0	—
16.7	—	Fannie Mae Discount Notes	0.086%	8/27/2014	16.7	—
6.1	—	Fannie Mae Discount Notes	0.117%	9/2/2014	6.1	—
21.7	—	Fannie Mae Discount Notes	0.068%	9/3/2014	21.7	—
50.0	—	Fannie Mae Discount Notes	0.056%	9/8/2014	50.0	—
50.0	—	Fannie Mae Discount Notes	0.056%	9/9/2014	50.0	—
23.0	—	Fannie Mae Discount Notes	0.068%	9/10/2014	23.0	—
12.0	—	Fannie Mae Discount Notes	0.056%	9/12/2014	12.0	—
50.0	—	Fannie Mae Discount Notes	0.073%	9/15/2014	50.0	—
49.9	—	Fannie Mae Discount Notes	0.083%-0.122%	9/24/2014	49.9	—
32.0	—	Fannie Mae Discount Notes	0.081%-0.101%	10/1/2014	32.0	—
56.0	—	Fannie Mae Discount Notes	0.071%	10/8/2014	56.0	—
26.5	—	Fannie Mae Discount Notes	0.061%-0.081%	10/15/2014	26.5	—
85.8	—	Fannie Mae Discount Notes	0.066%	10/22/2014	85.8	—
22.0	—	Fannie Mae Discount Notes	0.112%	10/27/2014	22.0	—
34.0	—	Fannie Mae Discount Notes	0.086%	11/3/2014	34.0	—
8.3	—	Fannie Mae Discount Notes	0.081%	11/12/2014	8.3	—
24.1	—	Fannie Mae Discount Notes	0.117%	11/17/2014	24.1	—
8.9	—	Fannie Mae Discount Notes	0.117%	12/1/2014	8.9	—
25.0	—	Fannie Mae Discount Notes	0.076%	12/2/2014	25.0	—
17.1	—	Fannie Mae Discount Notes	0.091%	12/3/2014	17.1	—
20.8	—	Fannie Mae Discount Notes	0.086%	12/10/2014	20.8	—
25.2	—	Fannie Mae Discount Notes	0.090%	12/17/2014	25.2	—
—	25.0	Federal Home Loan Bank Discount Notes	0.056%	1/2/2014	—	25.0
—	27.2	Federal Home Loan Bank Discount Notes	0.066%	1/3/2014	—	27.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$22.0	Federal Home Loan Bank Discount Notes	0.051%	1/8/2014	$—	$22.0
—	100.0	Federal Home Loan Bank Discount Notes	0.061%	1/10/2014	—	100.0
—	50.0	Federal Home Loan Bank Discount Notes	0.035%-0.066%	1/17/2014	—	50.0
—	14.0	Federal Home Loan Bank Discount Notes	0.051%	1/24/2014	—	14.0
—	14.1	Federal Home Loan Bank Discount Notes	0.086%-0.096%	2/21/2014	—	14.1
—	14.5	Federal Home Loan Bank Discount Notes	0.071%-0.076%	3/7/2014	—	14.5
—	19.5	Federal Home Loan Bank Discount Notes	0.076%	3/12/2014	—	19.5
—	50.0	Federal Home Loan Bank Discount Notes	0.066%-0.106%	3/21/2014	—	50.0
—	43.2	Federal Home Loan Bank Discount Notes	0.081%	3/26/2014	—	43.2
—	50.0	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	—	50.0
—	23.8	Federal Home Loan Bank Discount Notes	0.087%	4/2/2014	—	23.8
—	100.0	Federal Home Loan Bank Discount Notes	0.112%	4/9/2014	—	100.0
—	31.0	Federal Home Loan Bank Discount Notes	0.091%	4/16/2014	—	31.0
—	10.3	Federal Home Loan Bank Discount Notes	0.096%	4/23/2014	—	10.2
—	13.8	Federal Home Loan Bank Discount Notes	0.101%	4/25/2014	—	13.8
—	46.0	Federal Home Loan Bank Discount Notes	0.107%-0.122%	5/1/2014	—	46.0
—	25.0	Federal Home Loan Bank Discount Notes	0.101%	5/2/2014	—	25.0
—	5.0	Federal Home Loan Bank Discount Notes	0.112%	5/9/2014	—	5.0
—	16.0	Federal Home Loan Bank Discount Notes	0.112%	5/14/2014	—	16.0
—	20.0	Federal Home Loan Bank Discount Notes	0.122%	5/16/2014	—	20.0
—	55.1	Federal Home Loan Bank Discount Notes	0.122%-0.127%	5/28/2014	—	55.1
—	20.0	Federal Home Loan Bank Discount Notes	0.137%	6/25/2014	—	20.0
43.0	—	Federal Home Loan Bank Discount Notes	0.066%	7/2/2014	43.0	—
3.0	3.0	Federal Home Loan Bank Discount Notes	0.122%	7/7/2014	3.0	3.0
14.0	—	Federal Home Loan Bank Discount Notes	0.101%	7/9/2014	14.0	—
29.0	—	Federal Home Loan Bank Discount Notes	0.093%	7/11/2014	29.0	—
37.0	—	Federal Home Loan Bank Discount Notes	0.051%-0.056%	7/16/2014	37.0	—
30.3	—	Federal Home Loan Bank Discount Notes	0.046%-0.096%	7/18/2014	30.3	—
22.0	—	Federal Home Loan Bank Discount Notes	0.076%-0.096%	7/23/2014	22.0	—
28.3	—	Federal Home Loan Bank Discount Notes	0.051%-0.066%	7/25/2014	28.3	—
25.3	—	Federal Home Loan Bank Discount Notes	0.063%	7/30/2014	25.3	—
19.2	—	Federal Home Loan Bank Discount Notes	0.056%-0.102%	8/1/2014	19.1	—
40.0	—	Federal Home Loan Bank Discount Notes	0.059%	8/6/2014	40.0	—
24.5	—	Federal Home Loan Bank Discount Notes	0.112%	8/19/2014	24.5	—
34.1	—	Federal Home Loan Bank Discount Notes	0.081%	9/5/2014	34.1	—
12.0	—	Federal Home Loan Bank Discount Notes	0.091%	9/15/2014	12.0	—
47.4	—	Federal Home Loan Bank Discount Notes	0.066%-0.083%	9/19/2014	47.4	—
26.6	—	Federal Home Loan Bank Discount Notes	0.086%	9/24/2014	26.6	—
17.1	—	Federal Home Loan Bank Discount Notes	0.061%-0.071%	9/26/2014	17.1	—
41.4	—	Federal Home Loan Bank Discount Notes	0.076%-0.078%	10/10/2014	41.4	—
33.3	—	Federal Home Loan Bank Discount Notes	0.079%	10/24/2014	33.3	—
10.0	—	Federal Home Loan Bank Discount Notes	0.096%	11/17/2014	10.0	—
40.5	—	Federal Home Loan Bank Discount Notes	0.083%	11/21/2014	40.5	—
20.6	—	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	20.6	—
—	40.0	Freddie Mac Discount Notes	0.061%	1/6/2014	—	40.0
—	25.1	Freddie Mac Discount Notes	0.046%-0.086%	1/13/2014	—	25.1
—	32.9	Freddie Mac Discount Notes	0.046%	1/21/2014	—	32.9
—	51.2	Freddie Mac Discount Notes	0.035%-0.051%	1/22/2014	—	51.2
—	13.2	Freddie Mac Discount Notes	0.147%	1/23/2014	—	13.2
—	26.0	Freddie Mac Discount Notes	0.058%-0.127%	2/4/2014	—	26.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$11.3	Freddie Mac Discount Notes	0.086%	2/14/2014	$—	$11.3
—	62.8	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	—	62.7
—	24.5	Freddie Mac Discount Notes	0.086%	3/11/2014	—	24.4
—	30.0	Freddie Mac Discount Notes	0.081%	3/17/2014	—	30.0
—	33.0	Freddie Mac Discount Notes	0.064%	3/24/2014	—	33.0
—	15.0	Freddie Mac Discount Notes	0.061%	4/4/2014	—	15.0
—	33.0	Freddie Mac Discount Notes	0.091%	4/7/2014	—	33.0
—	30.0	Freddie Mac Discount Notes	0.106%	4/14/2014	—	30.0
—	32.9	Freddie Mac Discount Notes	0.096%-0.101%	4/21/2014	—	32.9
—	42.5	Freddie Mac Discount Notes	0.096%-0.112%	4/24/2014	—	42.5
—	6.0	Freddie Mac Discount Notes	0.101%	4/28/2014	—	6.0
—	12.8	Freddie Mac Discount Notes	0.096%	5/1/2014	—	12.8
—	25.0	Freddie Mac Discount Notes	0.112%	5/2/2014	—	25.0
—	50.7	Freddie Mac Discount Notes	0.091%-0.101%	5/6/2014	—	50.6
—	21.2	Freddie Mac Discount Notes	0.107%	5/12/2014	—	21.1
—	27.3	Freddie Mac Discount Notes	0.101%-0.122%	5/21/2014	—	27.2
—	19.6	Freddie Mac Discount Notes	0.101%	6/4/2014	—	19.6
—	18.5	Freddie Mac Discount Notes	0.101%	6/5/2014	—	18.5
—	6.0	Freddie Mac Discount Notes	0.127%	6/9/2014	—	6.0
—	18.8	Freddie Mac Discount Notes	0.131%	6/16/2014	—	18.7
15.9	15.9	Freddie Mac Discount Notes	0.117%	7/1/2014	15.9	15.9
34.6	—	Freddie Mac Discount Notes	0.117%	7/7/2014	34.6	—
7.1	7.1	Freddie Mac Discount Notes	0.132%	7/11/2014	7.1	7.1
13.0	—	Freddie Mac Discount Notes	0.112%	7/23/2014	13.0	—
25.0	25.0	Freddie Mac Discount Notes	0.134%	8/1/2014	25.0	25.0
16.8	—	Freddie Mac Discount Notes	0.101%	8/5/2014	16.7	—
34.0	—	Freddie Mac Discount Notes	0.101%	8/8/2014	34.0	—
1.5	—	Freddie Mac Discount Notes	0.117%	8/11/2014	1.5	—
16.4	—	Freddie Mac Discount Notes	0.096%-0.112%	8/19/2014	16.4	—
11.0	—	Freddie Mac Discount Notes	0.081%-0.086%	9/2/2014	11.0	—
12.3	7.3	Freddie Mac Discount Notes	0.101%-0.132%	9/3/2014	12.3	7.3
25.0	—	Freddie Mac Discount Notes	0.086%	9/22/2014	25.0	—
1.0	—	Freddie Mac Discount Notes	0.081%	9/29/2014	1.0	—
84.4	—	Freddie Mac Discount Notes	0.112%-0.117%	10/6/2014	84.4	—
22.0	—	Freddie Mac Discount Notes	0.071%	10/20/2014	22.0	—
53.1	—	Freddie Mac Discount Notes	0.132%-0.142%	11/3/2014	53.1	—
17.0	—	Freddie Mac Discount Notes	0.076%	11/10/2014	17.0	—
13.0	—	Freddie Mac Discount Notes	0.076%	11/12/2014	13.0	—
87.7	—	Freddie Mac Discount Notes	0.072%-0.101%	11/14/2014	87.7	—
19.9	—	Freddie Mac Discount Notes	0.076%	11/18/2014	19.9	—
11.7	—	Freddie Mac Discount Notes	0.076%	11/19/2014	11.7	—
25.0	—	Freddie Mac Discount Notes	0.089%	12/8/2014	25.0	—
3.3	—	Freddie Mac Discount Notes	0.096%	1/8/2015	3.3	—
1.2	—	Freddie Mac Discount Notes	0.096%	2/10/2015	1.2	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $1,999.3 and $1,989.0)					$1,999.5	$1,989.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—3.6% and 5.9%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$17.0	United States Treasury Bills	0.052%	1/2/2014	$—	$17.0
—	26.6	United States Treasury Bills	0.031%-0.069%	1/9/2014	—	26.6
—	30.0	United States Treasury Bills	0.046%-0.048%	1/16/2014	—	30.0
—	4.0	United States Treasury Bills	0.035%	1/23/2014	—	4.0
—	30.0	United States Treasury Bills	0.071%	1/30/2014	—	30.0
—	17.0	United States Treasury Bills	0.071%	3/6/2014	—	17.0
—	59.0	United States Treasury Bills	0.054%-0.061%	3/13/2014	—	59.0
—	50.0	United States Treasury Bills	0.030%-0.043%	3/20/2014	—	50.0
—	4.0	United States Treasury Bills	0.068%	4/3/2014	—	4.0
—	50.0	United States Treasury Bills	0.079%-0.089%	6/26/2014	—	50.0
—	206.0	United States Treasury Bills	0.102%-0.108%	7/24/2014	—	205.9
38.8	—	United States Treasury Bills	0.056%-0.061%	7/17/2014	38.8	—
49.3	49.3	United States Treasury Bills	0.091%-0.097%	8/21/2014	49.2	49.2
50.0	50.0	United States Treasury Bills	0.093%	9/18/2014	50.0	50.0
19.0	—	United States Treasury Bills	0.079%	10/16/2014	18.9	—
34.8	6.4	United States Treasury Bills	0.076%-0.117%	11/13/2014	34.8	6.4
28.2	25.0	United States Treasury Bills	0.085%-0.135%	12/11/2014	28.2	25.0
—	56.4	United States Treasury Notes	0.055%-0.113%	1/31/2014	—	56.4
—	17.7	United States Treasury Notes	0.052%-0.152%	3/31/2014	—	17.7
—	25.0	United States Treasury Notes	0.053%	4/15/2014	—	25.1
—	77.0	United States Treasury Notes	0.097%-0.150%	4/30/2014	—	77.0
—	24.9	United States Treasury Notes	0.082%-0.123%	5/15/2014	—	24.9
—	100.0	United States Treasury Notes	0.076%-0.136%	6/30/2014	—	100.1
10.0	—	United States Treasury Notes	0.020%	7/3/2014	10.0	—
100.0	100.0	United States Treasury Notes	0.124%-0.147%	7/15/2014	100.0	100.3
54.8	54.8	United States Treasury Notes	0.121%-0.139%	7/31/2014	54.8	54.8
35.5	—	United States Treasury Notes	0.020%-0.041%	8/14/2014	35.5	—
50.0	50.0	United States Treasury Notes	0.152%-0.167%	8/15/2014	50.0	50.1
1.0	—	United States Treasury Notes	0.025%	8/28/2014	1.0	—
41.6	—	United States Treasury Notes	0.031%	9/4/2014	41.6	—
50.0	—	United States Treasury Notes	0.027%	9/25/2014	50.0	—
45.1	—	United States Treasury Notes	0.060%-0.064%	9/30/2014	45.1	—
16.4	—	United States Treasury Notes	0.046%	10/23/2014	16.4	—
47.0	—	United States Treasury Notes	0.104%-0.130%	10/31/2014	47.0	—
32.2	—	United States Treasury Notes	0.116%-0.140%	12/15/2014	32.2	—
39.0	—	United States Treasury Notes	0.033%	12/18/2014	39.0	—
1.0	—	United States Treasury Notes	0.111%	1/15/2015	1.0	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $743.5 and $1,130.3)					$743.5	$1,130.5

TOTAL OTHER MARKETABLE SECURITIES (Cost $2,742.8 and $3,119.3)					$2,743.0	$3,119.6

TOTAL MARKETABLE SECURITIES (Cost $4,128.9 and $4,503.6)					$4,424.8	$4,618.9

TOTAL INVESTMENTS (Cost $18,305.5 and $17,649.0)					$20,493.0	$19,109.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
June 30, 2014 and December 31, 2013
(Dollar values shown in millions)

(1)	The investment has a mortgage loan outstanding, as indicated in Note 6—Mortgage Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	Increase in ownership percentage of 0.1% due to contract agreement with seller.

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, real estate investment trust (“REIT”) securities and commercial mortgage-backed securities (“CMBS”)), and non-real estate-related liquid assets, including:

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2014 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	equity investments in REITs, which investments may consist of common or preferred stock interests,

•	real estate limited partnerships,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including CMBS and other similar investments.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2014, REIT securities comprised approximately 9.2% of the Account’s net assets, and the Account held no CMBS as of such date.

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

However, from time to time, the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate-related liquid investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate-related investments available in the market.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of June 30, 2014, the Account held one foreign real estate investment in France which represented 1.5% of the Account’s net assets.

SECOND QUARTER 2014 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. According to the advance estimate by the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) grew by a healthy 4.0% in the second quarter of 2014 as compared with a decline of 2.1% in the first quarter of 2014. The strong growth in the second quarter was partly due to the weather-related decline in GDP during the first quarter. With extremely cold weather depressing economic activity in much of the country during the first quarter, consumer and business spending was concentrated in the second quarter, resulting in exceptionally strong economic activity. Most economists believe the healthy growth of the second quarter will continue through the second half of 2014 though at a more sustainable 3% pace. The acceleration of employment growth and strength of consumer and business spending during the second quarter are two indicators that are suggestive of ongoing growth. Further evidence of underlying strength in the U.S. economy was provided by growth in exports, residential and non-residential investment, and an increase in government spending.

Economic Indicators*

	1Q 2013	2Q 2013	3Q 2013	4Q 2013	1Q 2014	2Q 2014	Actual	Forecast
							2013	2014	2015
Economy(1)
Gross Domestic Product (GDP)	2.7%	1.8%	4.5%	3.5%	-2.1%	4.0%	2.2%	1.6%	3.0%
Employment Growth (Thousands)	618	603	515	595	569	816	2,331	2,500	3,300
Unemployment Rate	7.5%	7.5%	7.2%	6.7%	6.7%	6.1%	7.4%	6.3%	5.8%
Interest Rates(2)
10 Year Treasury	2.00%	2.00%	2.70%	2.70%	2.80%	2.60%	2.40%	2.80%	3.50%

Sources: Blue Chip Economic Indicators, BEA, BLS, Federal Reserve, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quaterly unemployment rates are the reported value for the final month of the quarter, while annual rates represented a twelve month average.

(2)	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

The Federal Open Market Committee (“FOMC”) continued its gradual withdrawal of monetary stimulus in the second quarter by reducing its monthly bond purchases by $10 billion per month. While the asset purchase program is on schedule to end in the fall of 2014, the policy statement released following the FOMC’s June 17-18 meeting reiterated the Federal Reserve funds rate target would remain low for a considerable time after the asset purchase program ended. The FOMC also released a “summary of economic projections” which indicated a lower forecast GDP growth in 2014 due in large part to the weakness of the first quarter. While GDP growth of 2.1-2.3% was forecast for 2014, growth of 3.0-3.2% is expected in 2015. Despite the recent increase, inflation is expected to remain at or below 2.0% in 2014 and 2015. In its statement, the FOMC was optimistic about prospects for the economy noting the pickup in economic activity in recent months, the increases in household spending and business investment, and concluded that “there is sufficient underlying strength in the broader economy to support ongoing improvement in labor market conditions.” To date, the withdrawal of fiscal stimulus has had no evident negative impact on economic growth or interest rates since the measures started in December 2013. Yields on ten year Treasuries started the second quarter at 2.76% but subsequently declined and remained in the range of 2.50% to 2.65% for much of the quarter.

With strong growth during the second quarter, economists remain optimistic about prospects for the U.S. economy in the second half of 2014. The consensus Blue Chip forecast is for GDP to grow by just over 3.0% in the third and fourth quarters. However, because of the exceptionally weak growth of the first quarter, the Blue Chip Consensus forecast is for GDP growth of only 1.6% for 2014 as a whole. Blue Chip economist’s optimistic outlook for the second half of 2014 is predicated on healthy household and business spending, ongoing improvement in labor market conditions, continued gradual improvement in the housing market, and growing consumer and business confidence. In addition, the negative impacts of government spending cuts and fiscal policy measures have diminished and are likely to contribute modestly to economic growth in the coming quarters. Domestic factors that could potentially slow growth include a rise in medium and long-term interest rates as investors anticipate stronger economic growth and the absence of fiscal stimulus. However, the majority of economists responding to the Blue Chip survey do not expect the FOMC to raise the federal funds rate until the third or fourth quarter of 2015. Similarly, respondents do not expect the yield on ten year Treasuries to average 3.5% until 2015 or later.

The consensus of economists surveyed as part of the July 10, 2014 Blue Chip Economic Indicators publication expect employment to grow by an average of 213,000 per month in the second half of 2014, up from an April forecast of 195,000 per month. The unemployment rate is expected to decline further over the remainder of 2014. The consensus forecast is for GDP growth of 3.1% in the third and fourth quarters. Economic growth of this magnitude is in-line with the inherent growth potential of the U.S. economy and would provide sufficient support for additional improvement in commercial real estate market conditions in the second half of 2014.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage, in keeping with industry standards.

Commercial real estate markets and sales activity remained healthy during the second quarter of 2014. Tenant demand for space remained at or above first quarter levels in most markets. Despite an increase in construction, real estate market fundamentals continued to improve modestly across all sectors. Sales of office, industrial, retail and multi-family properties totaled $80 billion in the second quarter, up 22% from second quarter 2013. Sales volume increased a modest 1.8% compared with first quarter 2014; however, first half sales volume was the strongest since 2007.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 2.9% during the second quarter of 2014 compared with a gain of 1.1% in the first quarter of 2014. Property values were boosted by second quarter’s strong economic growth and investor demand given the ongoing improvement in property market fundamentals. In its July 2014 report, Green Street Advisors noted: “Property appreciation has gained momentum over the past few months and values are now at or above 2007 highs in nearly every major property sector.”

The NAREIT All Equity REIT index return was 7.1% during the second quarter of 2014 following a gain of 8.5% in the first quarter of 2014. In its July 1, 2014 Real Estate Securities Monthly, Green Street Advisors concluded that REIT prices are in a “fair value range” based on a comparison of current and prospective REIT yields and returns with those of fixed income investments like corporate and high-yield bonds as well as private real estate.

Commercial property returns increased for the eighteenth consecutive quarter during the second quarter of 2014. For the quarter ending June 30, 2014, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-OCDE”) returns were 2.93%, consisting of a 1.26% income return and a 1.67% capital return. By comparison, the total return for first quarter 2014 was 2.52%. The NFI-ODCE is a leveraged fund-level return index including; property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of June 30, 2014 are provided below. These markets represent 52.9% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	74.9%	14	16.2%	12.4%
New York-White Plains-Wayne, NY-NJ	90.5%	8	10.6%	8.1%
Los Angeles-Long Beach-Glendale, CA	88.7%	14	9.8%	7.5%
San Francisco-San Mateo-Redwood City, CA	87.6%	7	9.3%	7.1%
Boston-Quincy, MA	83.3%	4	7.0%	5.4%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

As discussed in detail below, the value weighted occupancy of properties in the Washington, DC metro area is low in large part because of two newly constructed apartment properties that were vacant when acquired in June. A portion of the available space in the Account’s largest San Francisco property has been leased to a large technology company which has not yet taken occupancy, but which will ultimately lead to an increase in market value weighted occupancy. In Boston, a portion of the available space in the Account’s largest property has been leased and the remaining space is being marketed to prospective tenants.

The Account calculates the percent leased or vacant as a percentage of a property’s net rental square footage that is under contractual lease obligation in effect at the end of the period.

Office

According to CB Richard Ellis Econometric Advisors (“CBRE-EA”), the national office vacancy rate declined to 14.5% in the second quarter of 2014 as compared to 14.8% in the first quarter of 2014. The national office vacancy rate has continued to decline slowly over the past two years due to modest job growth and companies’ cost-cutting initiatives. However, technology- and energy-related markets have seen vacancy rates decline more rapidly due to above average job growth.

The vacancy rate for the Account’s office portfolio increased modestly to 12.3% as of second quarter 2014 as compared with 12.0% in the first quarter of 2014. As shown in the table below, the average vacancy rate of the Account’s properties in three of its top five markets was below their respective market averages. In Washington, DC, the Account’s top market, the vacancy rate of the Account’s properties increased to 13.9%, which is better than the market average; however, leasing activity in the area remains slow due to weaker federal government spending. In Boston, the average vacancy of the Account’s properties remained above the market average due to the past move-out of a large tenant in one of the Account’s properties. However, a lease has recently been signed for 22% of the available space and lease negotiations are underway for several additional large spaces. In San Francisco, a major technology company has leased additional floors in the Account’s largest building but has not yet occupied the space.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q2	2014 Q1	2014 Q2	2014 Q1

Office	Account/Nation			12.3%	12.0%	14.5%	14.8%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,422.9	6.9%	13.9%	10.0%	15.7%	15.8%
2	San Francisco-San Mateo-Redwood City, CA	$1,253.5	6.1%	13.2%	13.8%	8.4%	8.9%
3	Boston-Quincy, MA	$1,069.9	5.2%	15.5%	17.4%	11.5%	11.5%
4	Seattle-Bellevue-Everett, WA	$602.5	2.9%	5.2%	12.2%	12.1%	12.9%
5	Los Angeles-Long Beach-Glendale, CA	$511.2	2.5%	8.8%	8.3%	15.8%	16.4%

*	Source: CBRE-EA.

Historically, the financial services sector has been a significant source of office space demand; however, sector demand has diminished in the wake of the Great Recession and new regulatory requirements. Recent employment growth suggests that space demand may soon pick up, as the financial services sector added 34,000 jobs in the second quarter following a gain of only 9,000 in the first quarter. Professional and business services have also been a significant source of demand and particularly over the past year due to healthy employment growth. This growth continued in the second quarter of 2014 as the sector added 197,000 jobs as compared with 178,000 in the first quarter. The only exception within the sector has been the legal industry which is growing slowly and economizing on space by reducing per employee space allocations and eliminating conference rooms, libraries and storage areas. Most recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. Growth in the computer and technology industries was evident in markets like San Francisco, Seattle, Boston and New York, whereas Houston has seen continued growth in energy-related industries. On the whole, continued gradual improvement in office market conditions appears likely, given recent office employment growth trends.

Industrial

Conditions in the industrial market are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the second quarter due to ongoing growth in U.S. GDP and industrial production coupled with further improvement in global trade flows. Coastal port markets continue to be the biggest beneficiaries of the growth in trade. During the second quarter of 2014, the national industrial availability rate fell to 10.8% as compared to 11.1% in the first quarter of 2014. The national industrial availability rate has declined steadily since peaking at 14.5% in the third quarter of 2010.

The vacancy rate for the Account’s industrial property portfolio averaged 13.0% in the second quarter of 2014, up from 12.0% in the first quarter. The vacancy rate of the Account’s properties in three of its top five industrial markets remained well below their respective market averages. In Riverside, the Account’s top market, space in the Account’s properties remained fully leased in the second quarter. Similarly, all of the space in the Account’s Dallas properties was fully leased for the second consecutive quarter. The average vacancy rate in the Account’s Los Angeles and Ft. Lauderdale properties declined from first quarter but remained above their respective market averages. In Los Angeles, the average vacancy rate declined due to recent leasing. In Ft. Lauderdale, the average vacancy of the Account’s properties remained high as space vacated by the move-out of a large tenant from one of the Account’s properties has been subdivided to accommodate the moderate-sized tenants that are more prevalent in the market. A lease has recently been signed for 6% of the available space, and the remaining space is currently being marketed to prospective tenants.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q2	2014 Q1	2014 Q2	2014 Q1

Industrial	Account/Nation			13.0%	12.0%	10.8%	11.1%

1	Riverside-San Bernardino-Ontario, CA	$594.4	2.9%	0.0%	0.0%	8.3%	8.2%
2	Dallas-Plano-Irving, TX	$223.0	1.1%	0.0%	0.0%	10.2%	10.5%
3	Tacoma, WA	$219.3	1.1%	3.6%	4.0%	7.7%	8.0%
4	Los Angeles-Long Beach-Glendale, CA	$213.7	1.0%	11.8%	17.6%	5.8%	6.2%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$162.3	0.8%	17.2%	18.9%	11.6%	12.7%

*	Source: CBRE-EA.

Multi-Family

U.S. apartment markets remained tight during the second quarter of 2014. The national vacancy rate averaged 4.4% in the quarter as compared with 4.9% in the first quarter. However, the decline was due in large part to the seasonality of leasing as second quarter is typically a peak leasing period. Effective rents, which include concessions like free rent, grew 2.5-3.0% nationally, with the strongest growth reported in markets with sizeable technology and energy sectors. Weaker growth was reported in Washington, DC and smaller metropolitan areas. Construction has picked up nationally, with new supply poised to hit the market over the balance of 2014 and in early-2015. Over the near term, however, apartment markets are expected to benefit from favorable demographic and socio-economic trends.

The vacancy rate of the Account’s multi-family portfolio averaged 10.8% in the second quarter of 2014 as compared with 5.5% in the first quarter. As discussed below, the vacancy rate increased in large part because of two newly constructed properties which were unleased when acquired. Excluding these two properties, the vacancy rate of the Account’s portfolio averaged 6.9%. As shown in the table below, the average vacancy rate of the Account’s properties in Washington, DC, its top apartment market, was well above the metro market average. However, two properties were recently acquired with no existing tenants in order to gain access to high quality properties, in a target market, which have strong long term prospects. The Account’s other Washington, DC apartment properties were 93.2% leased. In New York, the average vacancy rate of the Account’s properties increased during the second quarter and due to a significant renovation and repositioning program that is underway at one of the Account’s Manhattan properties. The repositioning program, which requires vacating several floors in order to complete the planned work, involves unit combinations to create larger apartments, a new lobby and elevators, and new amenities, all of which will increase unit demand and rents. Excluding these floors, the property was 96% leased. In Los Angeles, the average vacancy rate of properties owned by the Account declined during the second quarter but remained above the market average in large part because of the recent acquisition of a newly constructed property which is in its initial lease-up.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q2	2014 Q1	2014 Q2	2014 Q1

Apartment	Account/Nation			10.8%	5.5%	4.4%	4.9%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$780.7	3.8%	35.0%	6.3%	4.4%	4.7%
2	New York-White Plains-Wayne, NY-NJ	$756.6	3.7%	9.5%	4.7%	5.2%	5.2%
3	Los Angeles-Long Beach-Glendale, CA	$548.3	2.7%	8.5%	10.1%	3.3%	3.6%
4	Houston-Sugar Land-Baytown, TX	$315.0	1.5%	6.7%	4.7%	5.1%	6.2%
5	Denver-Aurora, CO	$269.7	1.3%	3.6%	3.8%	3.5%	4.1%

*	Source: CBRE-EA.

Retail

Retail sales rebounded in the second quarter following the inhibiting effect of cold weather in much of the country during the first quarter. Preliminary data from the U.S. Census Bureau indicated that retail sales excluding motor vehicles and parts increased 1.8% in the second quarter of 2014 as compared with the first quarter of 2014 and 3.5% compared with the second quarter of 2013. U.S. retail markets experienced similar improvement during the quarter. Availability rates in neighborhood and community centers declined to an average of 11.7% in the second quarter as compared with 11.9% as of the end of the first quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 6.0% during the second quarter as compared with 6.2% in the first quarter. The vacancy rate of the Account’s retail portfolio remained below the national average largely because regional malls and lifestyle centers generally have lower vacancy rates nationwide and the Account’s retail portfolio includes several high quality regional malls and lifestyle centers with minimal vacancy.

Outlook

Commercial real estate fundamentals have improved gradually over the past several years and that improvement continued during the second quarter of 2014. Contributing factors were robust economic and employment growth, minimal construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns compared with other asset classes. Markets with sizeable technology, energy, medical and biotechnology sectors have experienced the strongest growth while metro areas with sizeable U.S. government and defense sectors have lagged and will require time for demand to recover. In addition to strong domestic growth, the U.S. economy is expected to benefit from improvement in the global economy as prospects now appear stronger than they have in a number of years. While economic and geopolitical risks remain, economic conditions in leading European economies have stabilized and are improving gradually. Similarly, growth in China and several emerging markets has rebounded and contributed to an increase in global trade. If domestic and global economic conditions generally fall in-line with economists’ expectations, U.S. real estate market conditions are likely to experience further improvement over the remainder of 2014.

The Account acquired nine properties for a total of approximately $1.0 billion in the second quarter of 2014. The properties, all of which were located in target markets, consisted of two office buildings in leading West Coast technology markets, two industrial properties in a top Southwest market, a retail property in a major East Coast market, a Whole Foods grocery anchored center in a major Southeast market, and two newly constructed apartment properties in Washington, DC, and a newly constructed apartment property in a major West Coast market. There was one disposition of an industrial property located in a major East Coast market during the second quarter. Acquisitions activity during the second quarter was consistent with management’s goal of investing in high quality properties in dense urban locations and maintaining the Account’s diversification across property sectors at or close to its current sector weightings.

Management continued to maintain the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the second quarter of 2014, the Account’s holdings were 89.1% leased as compared with 90.1% as of the first quarter of 2014. During the second quarter of 2014, the Account generated a 3.32% total return. The Account’s real estate assets generated a leveraged 1.31% income return and a 2.75% capital return. As shown in the graph below, real estate asset returns for the second quarter of 2014 were the seventeenth consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, the potential redemption of units from participants, capital expenditures for existing properties, property and Account operating expenses, and the Account’s targeted cash holdings. Management intends to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns. In general, management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent quarters and believes that the current interest rate environment can provide an opportunity to both further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.7 billion portfolio consists of a mix of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, returned 7.1% during the second quarter of 2014.

During the latter half of 2013, the Account began construction of a build-to-suit office building on vacant land owned by the Account in Houston. The development property will consist of a 593,856 square foot, 30-story, Class A office tower, which, upon completion, will be fully leased under a fifteen year lease with the

American subsidiary of a major global energy company. The project monetizes an existing land site that is adjacent to the Account’s other real estate investment in the Houston office market, and represents the Account’s first ground-up development. Construction of the property is on schedule for completion in 2016.

Based on the economic and real estate market outlook for 2014, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of June 30, 2014

As of June 30, 2014, the Account had total net assets of $18.3 billion, an 8.5% increase from December 31, 2013. The increase in the Account’s net assets from December 31, 2013 to June 30, 2014 was primarily driven by appreciation in value of the Account’s investments as well as net participant inflows into the Account.

As of June 30, 2014, the Account owned a total of 110 real estate property investments (96 of which were wholly owned, 14 of which were held in joint ventures). The real estate portfolio included 29 office property investments (including three held in joint ventures), 27 industrial property investments (including one held in a joint venture), 30 apartment property investments (including one held in a joint venture), 21 retail property investments (including eight held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, one land development investment, and one fee interest encumbered by a ground lease. Of the real estate property investments, 29 are subject to debt (including nine joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2014 was $2.2 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2014 was $3.9 billion, which represented a loan to value ratio of 17.2%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 4.9% of total real estate investments and 3.8% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2014.

Diversification by Fair Value(1)

	East	West	South	Foreign(2)	Midwest	Total
Office	19.2%	16.1%	6.5%	—	0.3%	42.1%
Apartment	10.7%	8.7%	4.5%	—	—	23.9%
Retail	3.8%	3.9%	7.7%	1.7%	0.2%	17.3%
Industrial	1.3%	6.8%	3.7%	—	0.9%	12.7%
Other(3)	3.0%	0.2%	0.7%	—	0.1%	4.0%

Total	38.0%	35.7%	23.1%	1.7%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment, a fee interest encumbered by a ground lease real estate investment and a land development.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	772.6	(2)	4.9%	3.8%
50 Fremont Street	San Francisco	CA	Office	545.6	(3)	3.5%	2.7%
The Florida Mall	Orlando	FL	Retail	529.4	(4)	3.4%	2.6%
99 High Street	Boston	MA	Office	462.1	(5)	2.9%	2.3%
Fourth and Madison	Seattle	WA	Office	440.1	(6)	2.8%	2.1%
425 Park Avenue	New York	NY	Land	420.0		2.7%	2.0%
DDR	Various	USA	Retail	414.1	(7)	2.6%	2.0%
501 Boylston Street	Boston	MA	Office	384.0		2.4%	1.9%
780 Third Avenue	New York	NY	Office	380.5	(8)	2.4%	1.9%
Ontario Industrial Portfolio	Ontario	CA	Industrial	338.0		2.2%	1.6%

(1)

Value as reported in the June 30, 2014 Consolidated Statement of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $452.5 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $347.0 million.

(4)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of June 30, 2014, this debt had a fair value of $190.1 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $277.1 million.

(6)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $244.0 million.

(7)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 27 retail properties located in 12 states and is presented net of debt. As of June 30, 2014, this debt had a fair value of $689.4 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $217.2 million.

At June 30, 2014, the Account held 76.6% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.8% of total investments, real estate-related equity securities representing 8.2% of total investments, U.S. Treasury securities representing 3.6% of total investments, and real estate limited partnerships representing 1.8% of total investments.

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Performance

The Account’s total return was 5.73% for the six months ended June 30, 2014 as compared to 4.47% for the six months ended June 30, 2013. The Account’s annualized total returns over the past one, three, five, and ten year periods ended June 30, 2014 were 10.98%, 10.22%, 7.45%, and 4.95%, respectively. As of June 30, 2014, the Account’s annualized total return since inception was 6.26%.

Net Investment Income

The table below shows the results of operations for the six months ended June 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$437.2	$411.4	$25.8	6.3%

Real estate property level expenses and taxes:
Operating expenses	101.7	103.8	(2.1)	-2.0%
Real estate taxes	66.2	60.6	5.6	9.2%
Interest expense	48.2	64.1	(15.9)	-24.8%

Total real estate property level expenses and taxes	216.1	228.5	(12.4)	-5.4%

Real estate income, net	221.1	182.9	38.2	20.9%
Income from real estate joint ventures and limited partnerships	74.4	48.6	25.8	53.1%
Interest	1.5	1.6	(0.1)	-6.3%
Dividends	19.2	19.3	(0.1)	-0.5%

TOTAL INVESTMENT INCOME	316.2	252.4	63.8	25.3%

Expenses:
Investment advisory charges	35.2	29.9	5.3	17.7%
Administrative charges	22.1	18.2	3.9	21.4%
Distribution charges	8.3	6.2	2.1	33.9%
Mortality and expense risk charges	0.4	0.4	—	0.0%
Liquidity guarantee charges	14.8	15.6	(0.8)	-5.1%

TOTAL EXPENSES	80.8	70.3	10.5	14.9%

INVESTMENT INCOME, NET	$235.4	$182.1	$53.3	29.3%

Rental Income:

Rental income increased $25.8 million or 6.3% due in part to a $13.0 million increase in the office sector primarily driven by higher rental rates in the San Francisco, Miami, Seattle and Washington, DC markets. The remaining sectors drove a $6.8 million increase as a result of increases in occupancy, rental rates and reductions in rent concessions. The remaining growth in rental income was related to a net increase associated with the acquisitions and sales of real estate investments.

Operating Expenses:

Operating expenses decreased $2.1 million or 2.0% primarily related to the sales of several office investments. This decrease was partially offset by a slight increase in various operating expenses at several properties.

Real Estate Taxes:

Real estate taxes increased $5.6 million or 9.2% primarily due to acquisitions and higher property tax assessments resulting from increases in value, specifically in the apartment and office sectors, most notably in the Seattle, San Francisco, Boston and Washington, DC markets.

Interest Expense:

Interest expense decreased $15.9 million or 24.8% due to the payoff of mortgage loans associated with sold and existing real estate investments and the refinance of existing real estate investments, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $25.8 million or 53.1% due to increased cash distributions driven by increased earnings, specifically from the Account’s joint venture investments.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held and when compared to the same period in 2013.

Expenses:

The Account’s expenses increased $10.5 million or 14.9%. Investment advisory, administrative, and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers. Investment advisory, administrative, and distribution charges were, collectively, 0.37% and 0.36% of average net assets for the first half of 2014 and 2013, respectively.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased for the first half of 2014 compared to 2013, liquidity guarantee charges decreased slightly as a result of the change in deduction rates.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(2.6)	$(173.8)	$171.2	98.5%
Real estate joint ventures and limited partnerships	(4.3)	(74.9)	70.6	94.3%
Marketable securities	49.0	17.0	32.0	N/M

Total realized gain (loss) on investments:	42.1	(231.7)	273.8	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	398.1	436.1	(38.0)	-8.7%
Real estate joint ventures and limited partnerships	156.5	198.5	(42.0)	-21.2%
Marketable securities	176.5	39.3	137.2	N/M
Mortgage loans payable	(26.6)	41.8	(68.4)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	704.5	715.7	(11.2)	-1.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$746.6	$484.0	$262.6	54.3%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized losses in the Account are primarily due to the sale of wholly owned real estate property investments and real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $395.5 million during the first half of 2014 compared to $262.3 million during the first half 2013. The resulting $133.2 million net increase was primarily driven by improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office sector, most notably in the west region. Included within net unrealized gains of the Account were foreign exchange losses of $1.4 million and $20.4 million for the first half of 2014 and 2013, respectively.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint venture and limited partnerships experienced net realized and unrealized gains of $152.2 million during the first half of 2014 compared to $123.6 million during the first half 2013. The resulting $28.6 million net increase was a result of valuation gains driven by improved occupancy, continued compression in capitalization rates, and increased market rents, with increases primarily concentrated in the retail sector of the Florida market. The increases were partially offset by decreases due to higher distributions of earnings, as previously discussed in Income from Real Estate Joint Ventures and Limited Partnerships.

The net valuation gains were primarily concentrated in the retail sector of the Florida market and residential sector of the New York market.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $225.5 million during the first half of 2014 compared to $56.3 million during the first half of 2013, resulting in a $169.2 million net increase. During the first six months of 2014, the markets for REITs in the U.S. increased approximately 13.7% as measured by the FTSE NAREIT All Equity REITs Index compared to 4.0% for the first half of 2013. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $2.7 billion of investments in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $26.6 million during the first six months of 2014 compared to unrealized gains of $41.8 million for the comparable period of 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Overall the Account’s mortgage loans have increased in value as a result of reductions in the U.S. Treasury rates, the duration of the Account’s mortgage loans, as well as the Account’s loan to value ratio.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Performance

The Account’s total return was 3.32% for the three months ended June 30, 2014 as compared to 2.54% for June 30, 2013. The Account’s performance thus far during 2014 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments in joint ventures and limited partnerships, primarily as a result of continued improvement in overall market conditions.

Net Investment Income

The table below shows the results of operations for the three months ended June 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$221.4	$207.0	$14.4	7.0%

Real estate property level expenses and taxes:
Operating expenses	49.5	52.0	(2.5)	-4.8%
Real estate taxes	33.5	30.8	2.7	8.8%
Interest expense	24.1	31.3	(7.2)	-23.0%

Total real estate property level expenses and taxes	107.1	114.1	(7.0)	-6.1%

Real estate income, net	114.3	92.9	21.4	23.0%
Income from real estate joint ventures and limited partnerships	42.3	29.8	12.5	41.9%
Interest	0.7	0.8	(0.1)	-12.5%
Dividends	11.0	10.1	0.9	8.9%

TOTAL INVESTMENT INCOME	168.3	133.6	34.7	26.0%

Expenses:
Investment advisory charges	17.3	15.2	2.1	13.8%
Administrative charges	11.1	9.6	1.5	15.6%
Distribution charges	4.0	3.2	0.8	25.0%
Mortality and expense risk charges	0.2	0.2	—	0.0%
Liquidity guarantee charges	7.2	7.4	(0.2)	-2.7%

TOTAL EXPENSES	39.8	35.6	4.2	11.8%

INVESTMENT INCOME, NET	$128.5	$98.0	$30.5	31.1%

Rental Income:

Rental income increased $14.4 million or 7.0% due primarily to net acquisition activity, as well as increases in the apartment and office sectors driven by higher occupancy and rental rates, particularly in the San Francisco, Miami, Seattle and Washington, DC markets.

Operating Expenses:

Operating expenses decreased $2.5 million or 4.8% as a result of general reductions in operating expenses, partially offset by increases attributed to net acquisition activity.

Real Estate Taxes:

Real estate taxes increased $2.7 million or 8.8% primarily due to net acquisition activity. Additional increases were caused by higher property tax assessments as a result of increases in value in the office sector, most notably in the Seattle, Boston and Washington, DC markets.

Interest Expense:

Interest expense decreased $7.2 million or 23.0% due to the payoff of mortgage loans associated with sold and existing real estate investments and the refinance of existing real estate investments, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $12.5 million or 41.9% due to increased cash distributions driven by increased earnings, specifically from the Account’s joint venture investments.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held and when compared to the same period in 2013.

Expenses:

The Account’s expenses increased $4.2 million or 11.8%. Investment advisory, administrative, and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers. Investment advisory, administrative, and distribution charges were, collectively, 0.18% of average net assets for the second quarter of 2014 and 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. Even though net assets increased for the second quarter of 2014 compared to 2013, liquidity guarantee charges decreased slightly as a result of the change in deduction rates.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(1.6)	$(26.8)	$25.2	94.0%
Real estate joint ventures and limited partnerships	(4.5)	(40.0)	35.5	88.8%
Marketable securities	31.7	7.6	24.1	N/M

Total realized gain (loss) on investments:	25.6	(59.2)	84.8	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	291.7	247.3	44.4	18.0%
Real estate joint ventures and limited partnerships	93.2	124.6	(31.4)	-25.2%
Marketable securities	71.4	(53.8)	125.2	N/M
Mortgage loans payable	(24.4)	29.0	(53.4)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	431.9	347.1	84.8	24.4%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$457.5	$287.9	$169.6	58.9%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized losses in the Account are primarily due to the sale of wholly owned real estate property investments and real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $290.1 million during the second quarter of 2014 compared to $220.5 million during the second quarter of 2013. The resulting $69.6 million net increase was primarily driven by improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office sector, most notably in the northeast and west regions. Included within net unrealized gains of the Account were foreign exchange losses of $1.6 million and $2.9 million for the second quarters of 2014 and 2013, respectively.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint venture and limited partnerships experienced net realized and unrealized gains of $88.7 million during the second quarter of 2014 compared to $84.6 million during the second quarter of 2013. The resulting $4.1 million net increase was a result of valuation gains driven by improved occupancy, continued compression in capitalization rates, and increased market rents, with increases primarily concentrated in the retail sector of the Florida market. The increases were partially offset by decreases due to higher distributions of earnings, as previously discussed in Income from Real Estate Joint Ventures and Limited Partnerships.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $103.1 million during the second quarter of 2014 compared to net realized and unrealized losses of $46.2 million during the second quarter of 2013, resulting in a $149.3 million net increase. During the second quarter of 2014, the markets for REITs in the U.S. increased approximately 6.1% as measured by the FTSE NAREIT All Equity REITs Index compared to a decrease of 3.0% during the second quarter of 2013. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $2.7 billion of investments in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $24.4 million during the second quarter of 2014 compared to unrealized gains of $29.0 million during the comparable period of 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Overall the Account’s mortgage loans have increased in value as a result of reductions in the U.S. Treasury rates, the duration of the Account’s mortgage loans, as well as the Account’s loan to value ratio.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Account’s cash, cash equivalents and non-real estate-related marketable securities (liquidity) had a value of $2.8 billion and $3.1 billion, respectively (15.0% and 18.5% of the Account’s net assets at such dates, respectively). The reduction in the Account’s overall liquidity during the period was a result of real estate acquisitions.

Participant Flows: Six months ended June 30, 2014 compared to the six months ended June 30, 2013

During the six months ended June 30, 2014, the Account received $1.1 billion in premiums, which included $556.2 million of participant transfers into the Account. The Account had outflows of $635.2 million in annuity payments and withdrawals and death benefits. The Account’s outflows included $279.4 million of participant transfers out of the Account. During the six months ended June 30, 2013, the Account received $1.2 billion in premiums, which included $741.6 million of participant transfers into the Account. Additionally, the Account had outflows of $635.8 million from annuity payments, withdrawals (excluding liquidity redemptions) and death benefits, which included $339.2 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

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

Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of the Account’s participants.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $235.4 million for six months ended June 30, 2014, as compared to $182.1 million for the comparable period of 2013. Total net investment income increased as described more fully in the Results of Operations section above.

As of June 30, 2014, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 24.2% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITs and a real estate index fund. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2014, there were no amounts outstanding on the construction loan secured by a real estate investment held within the Account. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

The Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.2% as of June 30, 2014. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of June 30, 2014, $108.5 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2014. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Township Apartments—Redwood City, CA

On May 13, 2014, the Account purchased a 120,635 square foot multi-family property located in Redwood City, California for $83.2 million. The newly constructed property is five stories and consists of 132 units. At the time of purchase, the property was 66% leased.

200 Middlefield Road—Menlo Park, CA

On May 21, 2014, the Account purchased an office property located in Menlo Park, California for $49.8 million. The property is a two story, 41,933 square foot building that was 100% leased at the time of purchase. The major tenants include Summit Partners, OptumSoft, and The Blackstone Group.

55 Second Street—San Francisco, CA

On May 23, 2014, the Account purchased a multi-use property in San Francisco, California for $268.9 million. The property is 25 stories consisting of 367,408 square feet of office space, 7,480 square feet of retail space and 4,440 square feet of storage. At the time of purchase, the property was 96% leased.

The Louis at 14th—Washington, DC

On June 4, 2014, the Account purchased a multi-use property located in Washington, DC for $179.4 million. The recently completed construction is nine stories and contains 268 apartment units, occupying 184,128 square feet. The property also consists of 43,641 square feet of retail space and will house Trader Joe’s as the ground floor anchor tenant. At the time of purchase, the residential portion was not yet leased and the retail portion was 74% leased.

Plaza America—Reston, VA

On June 12, 2014, the Account purchased a retail property located in Reston, Virginia for $98.1 million. The 164,398 square foot property is two stories and is anchored by Whole Foods and Michael’s. At the time of purchase, the property was 93% leased.

Northwest Houston Industrial Portfolio—Houston, TX

On June 13, 2014, the Account purchased a 1,010,912 square foot industrial property located in Houston, Texas for $65.2 million. At the time of purchase, the property was 97% leased.

Park 10 Distribution Center—Houston, TX

On June 13, 2014, the Account purchased a 152,638 square foot industrial property located in Houston, Texas for $13.4 million. At the time of purchase, the property was 100% leased.

Southside at McEwen—Franklin, TN

On June 19, 2014, the Account purchased a 92,470 square foot retail property in Franklin, Tennessee for $44.3 million. The property’s tenants include Whole Foods, Brick Top’s, Mountain High Outfitters, and Charming Charlie. At the time of purchase, the property was 94% leased.

The Woodley—Washington, DC

On June 19, 2014, the Account purchased a newly constructed multi-family property located in Washington, DC for $198.3 million. The 278,400 square foot property is eight stories and contains 212 units. At the time of purchase, the property was not leased.

Sales

725 Darlington Avenue, Konica Imaging Headquarters—Mahwah, NJ

On April 9, 2014, the Account sold an industrial property located in Mahwah, New Jersey for a net sales price of $19.9 million, realizing a loss from the sale of $1.7 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statement of operations. The Account’s cost basis in the property at the date of sale was $21.6 million.

Critical Accounting Policies

The consolidated financial statements of the Account are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Account’s consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material.

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

The independent fiduciary has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2014, represented 78.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2014, 21.6% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2014. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2014.

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

	(B)	Forms of Income-Paying Contracts.[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation.[8]
	(D)	Form of Accumulation Contract.[9]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of November 23, 2011, between TIAA, on behalf of the Registrant, and Real Estate Research Corporation.[10]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[5]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications.
*(32)		Section 1350 Certifications.
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of August, 2014.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 7, 2014	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

August 7, 2014	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)