Form 10-Q
period 2014-09-30
TIAA REAL ESTATE ACCOUNT
filed 2014-11-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

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

Documents Incorporated by Reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
September 30, 2014

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,566.5 and $10,679.5)	$13,206.0	$11,565.1
Real estate joint ventures and limited partnerships (cost: $2,584.2 and $2,465.9)	3,267.9	2,925.6
Marketable securities:
Real estate related (cost: $1,397.6 and $1,384.3)	1,633.2	1,499.3
Other (cost: $3,126.9 and $3,119.3)	3,127.3	3,119.6

Total investments (cost: $18,675.2 and $17,649.0)	21,234.4	19,109.6

Cash and cash equivalents	7.1	14.6
Due from investment manager	9.9	2.5
Other	253.0	290.4

TOTAL ASSETS	21,504.4	19,417.1

LIABILITIES
Mortgage loans payable, at fair value—Note 6 (principal outstanding: $2,330.6 and $2,307.7)	2,354.8	2,279.1
Accrued real estate property level expenses	196.1	198.6
Other	31.2	31.5

TOTAL LIABILITIES	2,582.1	2,509.2

COMMITMENTS AND CONTINGENCIES—Note 9
NET ASSETS
Accumulation Fund	18,520.5	16,535.4
Annuity Fund	401.8	372.5

TOTAL NET ASSETS	$18,922.3	$16,907.9

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 8	57.3	55.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 7	$323.345	$298.872

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Real estate income, net:
Rental income	$232.1	$207.2	$669.3	$618.6

Real estate property level expenses and taxes:
Operating expenses	52.1	52.1	153.8	155.9
Real estate taxes	34.4	30.0	100.6	90.6
Interest expense	25.0	27.5	73.2	91.6

Total real estate property level expenses and taxes	111.5	109.6	327.6	338.1

Real estate income, net	120.6	97.6	341.7	280.5
Income from real estate joint ventures and limited partnerships	32.5	20.2	106.9	68.8
Interest	0.6	0.7	2.1	2.3
Dividends	11.3	10.2	30.5	29.5

TOTAL INVESTMENT INCOME	165.0	128.7	481.2	381.1

Expenses:
Investment advisory charges	17.8	15.5	53.0	45.4
Administrative charges	10.8	11.1	32.9	29.3
Distribution charges	4.5	3.2	12.8	9.4
Mortality and expense risk charges	0.2	0.2	0.6	0.6
Liquidity guarantee charges	7.0	7.3	21.8	22.9

TOTAL EXPENSES	40.3	37.3	121.1	107.6

INVESTMENT INCOME, NET	124.7	91.4	360.1	273.5

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(17.3)	(0.1)	(19.9)	(173.9)
Real estate joint ventures and limited partnerships	(35.8)	(11.4)	(40.1)	(86.3)
Marketable securities	4.9	8.7	53.9	25.7

Net realized loss on investments	(48.2)	(2.8)	(6.1)	(234.5)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	342.3	307.8	740.4	743.9
Real estate joint ventures and limited partnerships	93.1	120.0	249.6	318.5
Marketable securities	(57.8)	(60.0)	118.7	(20.7)
Mortgage loans payable	(26.2)	65.5	(52.8)	107.3

Net change in unrealized appreciation on investments and mortgage loans payable	351.4	433.3	1,055.9	1,149.0

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	303.2	430.5	1,049.8	914.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$427.9	$521.9	$1,409.9	$1,188.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
FROM OPERATIONS
Investment income, net	$124.7	$91.4	$360.1	$273.5
Net realized loss on investments	(48.2)	(2.8)	(6.1)	(234.5)
Net change in unrealized appreciation on investments and mortgage loans payable	351.4	433.3	1,055.9	1,149.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	427.9	521.9	1,409.9	1,188.0

FROM PARTICIPANT TRANSACTIONS
Premiums	538.2	550.0	1,621.0	1,726.4
Liquidity units redeemed—Note 3	—	—	—	(325.4)
Annuity payments	(8.1)	(7.3)	(23.6)	(21.0)
Withdrawals and death benefits	(373.2)	(335.7)	(992.9)	(957.8)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	156.9	207.0	604.5	422.2

NET INCREASE IN NET ASSETS	584.8	728.9	2,014.4	1,610.2
NET ASSETS
Beginning of period	18,337.5	15,742.4	16,907.9	14,861.1

End of period	$18,922.3	$16,471.3	$18,922.3	$16,471.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,409.9	$1,188.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	6.1	234.5
Net change in unrealized appreciation on investments and mortgage loans payable	(1,055.9)	(1,149.0)
Purchase of real estate properties	(1,073.7)	(395.1)
Capital improvements on real estate properties	(148.2)	(130.9)
Proceeds from sale of real estate properties	243.6	411.8
Purchases of long term investments	(371.6)	(335.4)
Proceeds from sale of long term investments	317.8	184.8
Increase in other investments	(7.5)	(591.4)
Change in due from investment manager	(7.4)	(19.7)
Decrease in other assets	37.4	11.4
Increase in other liabilities	14.6	5.5

NET CASH USED IN OPERATING ACTIVITIES	(634.9)	(585.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	137.5	900.0
Payments of mortgage loans	(114.6)	(742.3)
Premiums	1,621.0	1,726.4
Liquidity units redeemed	—	(325.4)
Annuity payments	(23.6)	(21.0)
Withdrawals and death benefits	(992.9)	(957.8)

NET CASH PROVIDED BY FINANCING ACTIVITIES	627.4	579.9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7.5)	(5.6)
CASH AND CASH EQUIVALENTS
Beginning of period	14.6	21.7

End of period	$7.1	$16.1

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$73.6	$90.9

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

Marketable Securities—Transactions in marketable securities are accounted for as of the date the securities are purchased or sold (trade date). Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date within dividend income. Dividends that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas dividends identified as capital gains or losses are recorded as realized gains or losses. Realized gains and losses on securities transactions are based upon the specific identification method.

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

Restricted Cash: The Account held $29.7 million and $46.0 million as of September 30, 2014 and December 31, 2013, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

Note 4—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 2.5% of the rental income of the Account.

The substantial majority of the Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	19.0%	17.7%	6.7%	0.3%	—	43.7%
Apartment	10.5%	8.6%	3.7%	—	—	22.8%
Retail	4.1%	3.9%	7.4%	0.1%	1.6%	17.1%
Industrial	1.3%	7.1%	3.8%	0.9%	—	13.1%
Other(3)	2.9%	0.2%	0.1%	0.1%	—	3.3%

Total	37.8%	37.5%	21.7%	1.4%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (unaudited) and December 31, 2013, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2014
Real estate properties	$—	$—	$13,206.0	$13,206.0
Real estate joint ventures	—	—	2,894.7	2,894.7
Limited partnerships	—	—	373.2	373.2
Marketable securities:
Real estate related	1,633.2	—	—	1,633.2
Government agency notes	—	2,272.5	—	2,272.5
United States Treasury securities	—	854.8	—	854.8

Total Investments at September 30, 2014	$1,633.2	$3,127.3	$16,473.9	$21,234.4

Mortgage loans payable	$—	$—	$(2,354.8)	$(2,354.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2013
Real estate properties	$—	$—	$11,565.1	$11,565.1
Real estate joint ventures	—	—	2,563.6	2,563.6
Limited partnerships	—	—	362.0	362.0
Marketable securities:
Real estate related	1,499.3	—	—	1,499.3
Government agency notes	—	1,989.1	—	1,989.1
United States Treasury securities	—	1,130.5	—	1,130.5

Total Investments at December 31, 2013	$1,499.3	$3,119.6	$14,490.7	$19,109.6

Mortgage loans payable	$—	$—	$(2,279.1)	$(2,279.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and September 30, 2013 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2014
Beginning balance July 1, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)
Total realized and unrealized gains (losses) included in changes in net assets	325.0	49.9	7.4	382.3	(26.2)
Purchases(1)	88.8	184.3	—	273.1	(137.5)
Sales	(248.6)	—	—	(248.6)	—
Settlements(2)	—	(0.3)	(0.8)	(1.1)	0.7

Ending balance September 30, 2014	$13,206.0	$2,894.7	$373.2	$16,473.9	$(2,354.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	720.5	192.2	17.3	930.0	(52.8)
Purchases(1)	1,214.4	221.4	—	1,435.8	(137.5)
Sales	(294.0)	—	—	(294.0)	—
Settlements(2)	—	(82.5)	(6.1)	(88.6)	114.6

Ending balance September 30, 2014	$13,206.0	$2,894.7	$373.2	$16,473.9	$(2,354.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable

For the three months ended September 30, 2013
Beginning balance July 1, 2013	$10,798.9	$2,343.7	$348.2	$13,490.8	$(2,254.8)
Total realized and unrealized gains included in changes in net assets	307.7	96.9	11.7	416.3	65.5
Purchases(1)	138.6	43.8	1.8	184.2	(170.0)
Sales	—	—	—	—	—
Settlements (2)	—	(6.4)	(2.5)	(8.9)	8.4

Ending balance September 30, 2013	$11,245.2	$2,478.0	$359.2	$14,082.4	$(2,350.9)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable

For the nine months ended September 30, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	570.0	205.9	26.3	802.2	89.4
Purchases(1)	532.4	44.0	3.2	579.6	(900.0)
Sales	(411.8)	—	—	(411.8)	—
Settlements(2)	—	(63.4)	(10.1)	(73.5)	742.3

Ending balance September 30, 2013	$11,245.2	$2,478.0	$359.2	$14,082.4	$(2,350.9)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2014 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.8% (6.8%) 5.0% - 7.8% (5.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 7.5% (5.1%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.0% (7.3%) 5.3% - 8.0% (6.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.3% (5.5%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 7.8% (6.3%) 4.0% - 5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 10.8% (7.3%) 5.0% - 9.5% (6.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.5% (5.6%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	33.2% - 48.6% (41.4%) 2.8% - 4.0% (3.7%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	33.2% - 48.6% (41.4%) 1.2% - 1.3% (1.2%)

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	33.5% - 63.2% (45.5%) 2.1% - 3.9% (3.3%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	33.5% - 63.2% (45.5%) 1.2% - 1.5% (1.3%)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	25.0% - 127.5% (55.9%) 2.1% - 6.4% (3.6%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	25.0% - 127.5% (55.9%) 1.1% - 3.0% (1.5%)

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

Mortgage Loans Payable: The significant unobservable inputs used in the fair value measurement of the Account’s mortgage loans payable are the loan to value ratios and the selection of certain equivalency rates, credit spreads and weighted average cost of capital risk premiums. Significant increases (decreases) in the loan to value ratios, equivalency rates, or credit spread inputs in isolation would result in a significantly lower (higher) fair value, whereas, a significant increase (decrease) in the weighted average cost of capital risk premium input in isolation would result in a higher (lower) fair value.

During the nine months ended September 30, 2014 and 2013, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2014	$329.5	$49.9	$7.4	$386.8	$(26.2)

For the nine months ended September 30, 2014	$727.9	$192.1	$21.7	$941.7	$(52.8)

For the three months ended September 30, 2013	$307.8	$97.9	$11.8	$417.5	$65.5

For the nine months ended September 30, 2013	$590.6	$210.5	$25.5	$826.6	$73.5

Note 6—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		September 30, 2014	December 31, 2013
		(Unaudited)
Wilshire Rodeo Plaza(4)	5.28% paid monthly	$—	$112.7	April 11, 2014
1401 H Street NW(1)(4)(7)	5.97% paid monthly	108.0	109.3	December 7, 2014
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(4)	5.60% paid monthly	35.6	36.2	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(4)	3.74% paid monthly	137.5	—	October 1, 2026
Publix at Weston Commons(4)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,330.6	$2,307.7
Fair Value Adjustment(3)		24.2	(28.6)

Total mortgage loans payable		$2,354.8	$2,279.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within Palomino Park.

(7)	Mortgage loan was refinanced on October 7, 2014 into a 10 year $115.0 million interest only loan at 3.65% with a maturity date of November 5, 2024.

Note 7—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2014	Years Ended December 31,
		2013	2012	2011
	(Unaudited)
Per Accumulation Unit data:
Rental income	$11.888	$15.313	$16.345	$17.224
Real estate property level expenses and taxes	5.819	8.112	9.059	8.640

Real estate income, net	6.069	7.201	7.286	8.584
Other income	2.478	2.759	2.178	2.143

Total income	8.547	9.960	9.464	10.727
Expense charges(1)	2.151	2.672	2.562	2.390

Investment income, net	6.396	7.288	6.902	8.337
Net realized and unrealized gain on investments and mortgage loans payable	18.077	19.015	18.013	20.144

Net increase in Accumulation Unit Value	24.473	26.303	24.915	28.481
Accumulation Unit Value:
Beginning of period	298.872	272.569	247.654	219.173

End of period	$323.345	$298.872	$272.569	$247.654

Total return	8.19%	9.65%	10.06%	12.99%
Ratios to Average net Assets:(2)
Expenses(1)	0.68%	0.92%	0.95%	0.98%
Investment income, net	2.01%	2.50%	2.55%	3.42%
Portfolio turnover rate:(2)
Real estate properties(3)	2.51%	2.10%	10.22%	3.01%
Marketable securities(4)	11.58%	8.36%	21.92%	3.43%
Accumulation Units outstanding at end of period (in millions):	57.3	55.3	53.3	53.4
Net assets end of period (in millions)	$18,922.3	$16,907.9	$14,861.1	$13,527.2

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Amounts for the nine month period ended September 30, 2014, are not annualized.

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

Note 8—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
	(Unaudited)
Outstanding:
Beginning of period	55.3	53.3
Credited for premiums	5.2	7.9
Liquidity units redeemed—Note 3	—	(1.2)
Annuity, other periodic payments, withdrawals and death benefits	(3.2)	(4.7)

End of period	57.3	55.3

Note 9—Commitments and Contingencies

Commitments—The Account had $0.2 million and $0.5 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of September 30, 2014 and December 31, 2013, respectively.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—62.2% and 60.5%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Arizona:
Camelback Center	Office	$44.1		$38.6
Kierland Apartment Portfolio	Apartments	119.1	(1)	119.0	(1)
California:
3 Hutton Centre Drive	Office	42.5		41.3
50 Fremont Street	Office	603.2	(1)	518.0	(1)
55 Second Street	Office	283.0	(1)	—
88 Kearny Street	Office	127.4		111.8
200 Middlefield Road	Office	50.2		—
275 Battery Street	Office	299.3		251.4
Centre Pointe and Valley View	Industrial	35.3		31.9
Cerritos Industrial Park	Industrial	91.2		86.4
Charleston Plaza	Retail	82.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	126.1		119.0
Holly Street Village	Apartments	127.6		124.0
Larkspur Courts	Apartments	121.3		96.4
Northern CA RA Industrial Portfolio	Industrial	55.6		47.3
Northpark Village Square	Retail	45.2		40.8
Oceano at Warner Center	Apartments	81.1		87.3
Ontario Industrial Portfolio	Industrial	341.3		329.2
Ontario Mills Industrial Portfolio	Industrial	38.1		—
Pacific Plaza	Office	88.0		82.0
Rancho Cucamonga Industrial Portfolio	Industrial	132.4		124.4
Regents Court	Apartments	80.3	(1)	78.5	(1)
Southern CA RA Industrial Portfolio	Industrial	92.2		88.6
Stella	Apartments	171.7		168.5
The Forum at Carlsbad	Retail	202.0	(1)	192.9	(1)
The Legacy at Westwood	Apartments	130.6	(1)	126.0	(1)
Township Apartments	Apartments	85.0		—
West Lake North Business Park	Office	48.2		48.7
Westcreek	Apartments	39.1		36.8
Westwood Marketplace	Retail	115.3		108.0
Wilshire Rodeo Plaza	Office	202.2		181.1	(1)
Colorado:
Palomino Park	Apartments	276.3	(1)	264.3	(1)
South Denver Marketplace	Retail	70.3		69.9
Connecticut:
Wilton Woods Corporate Campus(7)	Office	141.6		150.0
Florida:
701 Brickell Avenue	Office	300.9		271.3
North 40 Office Complex	Office	—		27.8
Plantation Grove	Retail	—		12.5
Publix at Weston Commons	Retail	57.0	(1)	55.0	(1)
Seneca Industrial Park	Industrial	78.4		73.8
South Florida Apartment Portfolio	Apartments	80.0		77.9
Suncrest Village Shopping Center	Retail	—		13.5
The Residences at the Village of Merrick Park	Apartments	68.7		63.8
Urban Centre	Office	103.0		107.6
Weston Business Center	Industrial	85.9		85.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
France:
Printemps de L’Homme	Retail	$254.5		$226.9
Georgia:
Atlanta Industrial Portfolio	Industrial	46.2		42.5
Glenridge Walk	Apartments	—		40.1
Shawnee Ridge Industrial Portfolio	Industrial	68.8		61.4
Windsor at Lenox Park	Apartments	—		64.9
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	66.6		62.7
Chicago Industrial Portfolio	Industrial	74.1		66.7
Parkview Plaza	Office	44.9		45.6
Maryland:
Landover Logistics Center	Industrial	35.0		—
The Shops at Wisconsin Place	Retail	106.9		99.1
Massachusetts:
99 High Street	Office	460.0	(1)	438.0	(1)
501 Boylston Street	Office	390.6		364.1
Northeast RA Industrial Portfolio	Industrial	36.8		29.6
Residence at Rivers Edge	Apartments	86.3		87.6
New Jersey:
Konica Photo Imaging Headquarters	Industrial	—		20.4
Marketfair	Retail	94.0		84.7
Mohawk Distribution Center	Industrial	81.0		78.0
South River Road Industrial	Industrial	59.5		54.7
New York:
425 Park Avenue	Ground Lease	420.0		400.0
780 Third Avenue	Office	400.1	(1)	365.2	(1)
The Colorado	Apartments	215.0	(1)	190.3	(1)
The Corner	Apartments	265.0	(1)	230.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	19.3		19.0
The Pepper Building	Apartments	51.9		51.1
Tennessee:
Southside at McEwen	Retail	44.9		—
Summit Distribution Center	Industrial	16.9		17.0
Texas:
Cliffs at Barton Creek	Apartments	42.3		39.1
Dallas Industrial Portfolio	Industrial	181.5		176.9
Four Oaks Place	Land	—	(8)	64.3
Houston Apartment Portfolio	Apartments	285.6		263.2
Lincoln Centre	Office	321.2	(1)	267.7	(1)
Northwest Houston Industrial Portfolio	Industrial	67.0		—
Park 10 Distribution	Industrial	13.5		—
Pinnacle Industrial Portfolio	Industrial	42.9		44.1
The Caruth	Apartments	82.7	(1)	81.3	(1)
The Maroneal	Apartments	55.7		51.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
Virginia:
8270 Greensboro Drive	Office	$45.0		$41.8
Ashford Meadows Apartments	Apartments	105.9	(1)	105.6	(1)
The Ellipse at Ballston	Office	87.2		85.3
The Palatine	Apartments	126.5	(1)	130.0	(1)
Plaza America	Retail	99.0		—
Washington:
Circa Green Lake	Apartments	86.7		85.0
Fourth and Madison	Office	455.0	(1)	435.0	(1)
Millennium Corporate Park	Office	167.0		149.0
Northwest RA Industrial Portfolio	Industrial	26.9		27.1
Pacific Corporate Park	Industrial	37.2		35.8
Prescott Wallingford Apartments	Apartments	55.0		53.6
Rainier Corporate Park	Industrial	90.4		86.5
Regal Logistics Campus	Industrial	70.1		73.4
Washington DC:
1001 Pennsylvania Avenue	Office	782.6	(1)	726.7	(1)
1401 H Street, NW	Office	239.0	(1)	231.8	(1)
1900 K Street, NW	Office	298.6		287.3
Mass Court	Apartments	171.2	(1)	170.3	(1)
Mazza Gallerie	Retail	88.5		80.2
The Louis at 14th	Apartments	182.5		—
The Woodley	Apartments	198.3		—

TOTAL REAL ESTATE PROPERTIES (Cost $11,566.5 and $10,679.5)		$13,206.0		$11,565.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.4% and 15.3%
REAL ESTATE JOINT VENTURES—13.6% and 13.4%

Location/Description	Type	Fair Value
		2014		2013
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$308.0	(2)	$261.3	(2)
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	139.6	(2)	—
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)(6)	Retail	109.1	(2)	113.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	529.3	(2)	490.9	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	137.9		119.3
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	116.2	(2)	196.4
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	16.3		13.9
Massachusetts:
MA—One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	219.9		208.3
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	35.4	(2)	—
RGM 42, LLC MiMA (70% Account Interest)	Apartments	295.2	(2)	290.4	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	90.9	(2)	77.8	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	355.5	(8)	275.9
Various:
DDR TC LLC DDR Joint Venture (85% Account Interest)	Retail	429.4	(2,3)	413.7	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	111.5	(2,3)	101.6	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.5	(3,5)	0.6	(3,5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,337.3 and $2,208.5)		$2,894.7		$2,563.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Location/Description	Fair Value
	2014	2013
	(Unaudited)
LIMITED PARTNERSHIPS—1.8% and 1.9%
Cobalt Industrial REIT (10.998% Account Interest)	$26.3	$24.8
Colony Realty Partners LP (5.27% Account Interest)	21.0	20.7
Heitman Value Partners Fund (8.43% Account Interest)	0.3	0.4
Lion Gables Apartment Fund (18.46% Account Interest)	302.9	288.4
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	22.7	27.7

TOTAL LIMITED PARTNERSHIPS (Cost $246.9 and $257.4)	$373.2	$362.0

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,584.2 and $2,465.9)	$3,267.9	$2,925.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

MARKETABLE SECURITIES—22.4% and 24.2%
REAL ESTATE-RELATED MARKETABLE SECURITIES—7.7% and 7.9%

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
128,562	134,862	Acadia Realty Trust	$3.5	$3.3
31,670	33,840	Agree Realty Corporation	1.0	1.0
4,549	5,049	Alexander’s, Inc.	1.7	1.7
158,767	174,957	Alexandria Real Estate Equities, Inc.	11.7	11.1
78,213	86,953	American Assets Trust, Inc.	2.6	2.7
232,629	256,019	American Campus Communities, Inc.	8.5	8.2
331,090	114,990	American Homes 4 Rent	5.6	1.9
377,810	—	American Realty Capital Healthcare Trust, Inc.	4.0	—
2,016,867	451,330	American Realty Capital Properties, Inc.	24.3	5.8
40,280	45,810	American Residential Properties	0.7	0.8
879,182	969,299	American Tower Corp.	82.3	77.5
324,603	355,553	Apartment Investment and Management Company	10.3	9.2
45,930	47,530	Armada Hoffler Properties Inc.	0.5	0.4
40,976	31,236	Ashford Hospitality Prime Inc.	0.6	0.6
150,323	156,183	Ashford Hospitality Trust, Inc.	1.5	1.3
131,435	143,225	Associated Estates Realty Corporation	2.3	2.3
290,771	316,410	Avalonbay Communities, Inc.	41.0	37.4
56,420	25,510	Aviv REIT, Inc.	1.5	0.6
427,097	470,857	BioMed Realty Trust, Inc.	8.6	8.5
337,165	370,695	Boston Properties, Inc.	39.0	37.2
398,099	386,249	Brandywine Realty Trust	5.6	5.4
—	187,688	BRE Properties, Inc.	—	10.3
195,518	101,190	Brixmore Property Group Inc	4.5	2.1
188,626	207,546	Camden Property Trust	13.0	11.8
146,878	161,828	Campus Crest Communities, Inc.	1.0	1.5
69,250	—	Catchmark Timber Trust, Inc.	0.8	—
380,047	415,687	CBL & Associates Properties, Inc.	6.8	7.5
177,495	183,285	Cedar Shopping Centers, Inc.	1.0	1.1
533,610	578,960	Chambers Street Properties	4.0	4.4
73,127	57,737	Chatham Lodging Trust	1.7	1.2
121,692	123,712	Chesapeake Lodging Trust	3.5	3.1
—	1,146,830	Cole Real Estate Investments	—	16.1
277,710	270,050	Columbia Property Trust Inc	6.6	6.8
70,620	—	Corenergy Infrastructure Trust, Inc.	0.5	—
48,733	52,653	CoreSite Realty Corporation	1.6	1.7
182,623	201,393	Corporate Office Properties Trust	4.7	4.8
247,990	271,810	Corrections Corporation of America	8.5	8.7
477,897	435,676	Cousins Properties Incorporated	5.7	4.5
740,506	—	Crown Castle International Corporation	59.6	—
323,210	336,620	Cubesmart	5.8	5.4
78,620	44,330	CyrusOne Inc	2.0	1.0
739,323	773,940	DCT Industrial Trust, Inc.	5.6	5.5
679,738	748,278	DDR Corp	11.4	11.5
440,687	479,587	DiamondRock Hospitality Company	5.6	5.5
301,192	313,752	Digital Realty Trust, Inc.	18.8	15.4
295,214	326,594	Douglas Emmett, Inc.	7.6	7.6
756,115	795,686	Duke Realty Corporation	13.0	12.0
147,966	161,116	DuPont Fabros Technology, Inc.	4.0	4.0
69,759	74,049	EastGroup Properties, Inc.	4.2	4.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
309,191	281,251	Education Realty Trust, Inc.	$3.2	$2.5
173,880	184,140	Empire State Realty Trust	2.6	2.8
117,462	124,602	EPR Properties	6.0	6.1
285,705	289,848	Equity Commonwealth	7.3	6.8
169,956	183,486	Equity Lifestyle Properties, Inc.	7.2	6.6
133,196	143,936	Equity One, Inc.	2.9	3.2
789,945	871,504	Equity Residential	48.6	45.2
140,732	92,809	Essex Property Trust, Inc.	25.2	13.3
131,275	111,535	Excel Trust, Inc.	1.5	1.3
242,082	280,022	Extra Space Storage, Inc.	12.5	11.8
150,111	160,436	Federal Realty Investment Trust	17.8	16.3
284,615	300,775	FelCor Lodging Trust Incorporated	2.7	2.5
248,203	273,923	First Industrial Realty Trust, Inc.	4.2	4.8
133,251	144,421	First Potomac Realty Trust	1.6	1.7
198,119	217,299	Franklin Street Properties Corp.	2.2	2.6
188,470	—	Gaming and Leisure Properties, Inc.	5.8	—
1,116,547	1,270,239	General Growth Properties, Inc.	26.3	25.5
156,310	169,050	GEO Group Inc/The	6.0	5.4
60,598	63,548	Getty Realty Corp.	1.0	1.2
34,020	34,020	Gladstone Commercial Corporation	0.6	0.6
326,692	360,422	Glimcher Realty Trust	4.4	3.4
155,857	136,327	Government Properties Income Trust	3.4	3.4
244,620	127,720	Gramercy Property Trust Inc	1.4	0.7
1,015,253	1,107,319	HCP, Inc.	40.3	40.2
680,878	695,326	Health Care REIT, Inc.	42.5	37.2
211,892	237,712	Healthcare Realty Trust Inc.	5.0	5.1
527,820	579,520	Healthcare Trust of America	6.1	5.7
386,553	426,743	Hersha Hospitality Trust	2.5	2.4
199,899	219,889	Highwoods Properties, Inc.	7.8	8.0
126,710	140,210	Home Properties, Inc.	7.4	7.5
332,850	366,850	Hospitality Properties Trust	8.9	9.9
1,675,946	1,822,914	Host Hotels & Resorts, Inc.	35.7	35.4
123,652	106,312	Hudson Pacific Properties, Inc.	3.0	2.3
190,919	216,059	Inland Real Estate Corp.	1.9	2.3
241,151	256,491	Investors Real Estate Trust	1.9	2.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	103.8	94.6
183,003	201,093	Kilroy Realty Corporation	10.9	10.1
911,057	993,333	Kimco Realty Corporation	20.0	19.6
182,730	321,483	Kite Realty Group Trust	4.4	2.1
231,852	254,432	LaSalle Hotel Properties	7.9	7.9
508,105	543,895	Lexington Realty Trust	5.0	5.6
328,620	355,290	Liberty Property Trust	10.9	12.0
78,226	84,816	LTC Properties, Inc.	2.9	3.0
198,023	217,063	Mack-Cali Realty Corporation	3.8	4.7
385,417	395,297	Medical Properties Trust, Inc.	4.7	4.8
165,185	181,705	Mid-America Apartment Communities, Inc.	10.8	11.0
118,597	102,977	Monmouth Real Estate Investment Corporation	1.2	0.9
65,594	72,294	National Health Investors, Inc.	3.7	4.1
274,270	296,600	National Retail Properties, Inc.	9.5	9.0
365,630	—	New York REIT, Inc.	3.8	—
281,073	299,263	Omega Healthcare Investors, Inc.	9.6	8.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
28,607	31,357	One Liberty Properties, Inc.	$0.6	$0.6
174,389	133,229	Parkway Properties, Inc.	3.3	2.6
144,657	153,837	Pebblebrook Hotel Trust	5.4	4.7
147,065	162,035	Pennsylvania Real Estate Investment Trust	2.9	3.1
102,813	47,950	Physicians Realty Trust	1.4	0.6
348,612	409,892	Piedmont Office Realty Trust, Inc.	6.1	6.8
393,917	432,157	Plum Creek Timber Company, Inc.	15.4	20.1
119,803	133,253	Post Properties, Inc.	6.2	6.0
84,078	92,248	Potlatch Corporation	3.4	3.9
1,104,331	1,218,251	ProLogis	41.6	45.0
44,040	49,510	PS Business Parks, Inc.	3.4	3.8
321,452	349,519	Public Storage, Inc.	53.3	52.6
168,010	150,090	Ramco—Gershenson Properties Trust	2.7	2.4
280,889	308,209	Rayonier, Inc.	8.7	13.0
492,094	500,294	Realty Income Corporation	20.1	18.7
202,908	224,748	Regency Centers Corporation	10.9	10.4
197,186	178,566	Retail Opportunity Investment	2.9	2.6
520,915	468,255	Retail Properties of America	7.6	6.0
90,510	39,760	Rexford Industrial Realty Inc	1.3	0.5
294,194	300,884	RLJ Lodging Trust	8.4	7.3
83,313	53,113	Rouse Properties, Inc.	1.3	1.2
108,370	117,520	Ryman Hospitality Properties	5.1	4.9
104,343	91,983	Sabra Health Care REIT Inc	2.5	2.4
28,976	32,736	Saul Centers, Inc.	1.4	1.6
83,490	68,430	Select Income Real Estate Investment Trust	2.0	1.8
451,667	460,237	Senior Housing Properties Trust	9.4	10.2
82,090	93,740	Silver Bay Realty Trust Corp	1.3	1.5
688,623	750,616	Simon Property Group, Inc.	113.2	114.2
211,325	232,245	SL Green Realty Corp.	21.4	21.5
72,309	78,699	Sovran Self Storage, Inc.	5.4	5.1
855,541	868,341	Spirit Realty Capital Inc.	9.4	8.5
121,490	104,960	Stag Industrial, Inc.	2.5	2.1
89,340	—	Starwood Waypoint Residential Trust	2.3	—
545,779	417,139	Strategic Hotels & Resorts, Inc.	6.4	3.9
186,578	199,598	Summit Hotel Properties, Inc.	2.0	1.8
100,386	85,816	Sun Communities, Inc.	5.1	3.7
447,906	447,056	Sunstone Hotel Investors, L.L.C.	6.2	6.0
212,284	228,624	Tanger Factory Outlet Centers, Inc.	6.9	7.3
142,439	155,209	Taubman Centers, Inc.	10.4	9.9
70,574	59,134	Terreno Realty Corporation	1.3	1.0
312,472	343,852	The Macerich Company	19.9	20.2
556,651	612,561	UDR, Inc.	15.2	14.3
44,774	31,724	UMH Properties, Inc.	0.4	0.3
29,158	31,798	Universal Health Realty Income Trust	1.2	1.3
51,473	58,833	Urstadt Biddle Properties, Inc.	1.0	1.1
652,228	719,138	Ventas, Inc.	40.4	41.2
372,533	409,723	Vornado Realty Trust	37.2	36.4
349,878	—	Washington Prime Group, Inc.	6.1	—
148,507	164,207	Washington Real Estate Investment Trust	3.8	3.8
241,550	266,400	Weingarten Realty Investors	7.6	7.3
1,160,297	1,423,998	Weyerhaeuser Company	37.0	45.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Shares		Issuer	Fair Value
2014	2013		2014	2013
			(Unaudited)
50,900	45,930	Whitestone Real Estate Investment Trust B	$0.7	$0.6
75,457	80,257	Winthrop Realty Trust	1.1	0.9
186,930	141,520	WP Carey Inc.	11.9	8.7

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,397.6 and $1,384.3)			$1,633.2	$1,499.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.7% and 16.3%
GOVERNMENT AGENCY NOTES—10.7% and 10.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$21.0	Fannie Mae Discount Notes	0.041%-0.046%	1/15/2014	$—	$21.0
—	3.5	Fannie Mae Discount Notes	0.112%	1/21/2014	—	3.5
—	7.0	Fannie Mae Discount Notes	0.035%-0.051%	1/22/2014	—	7.0
—	28.2	Fannie Mae Discount Notes	0.041%	1/29/2014	—	28.2
—	32.1	Fannie Mae Discount Notes	0.071%	2/3/2014	—	32.1
—	30.0	Fannie Mae Discount Notes	0.061%-0.066%	2/5/2014	—	30.0
—	50.0	Fannie Mae Discount Notes	0.077%	2/19/2014	—	50.0
—	31.0	Fannie Mae Discount Notes	0.061%	2/24/2014	—	31.0
—	22.0	Fannie Mae Discount Notes	0.086%	2/26/2014	—	22.0
—	31.0	Fannie Mae Discount Notes	0.066%	3/3/2014	—	31.0
—	14.0	Fannie Mae Discount Notes	0.066%	4/2/2014	—	13.9
—	18.0	Fannie Mae Discount Notes	0.091%-0.101%	4/23/2014	—	18.0
—	23.0	Fannie Mae Discount Notes	0.107%	5/1/2014	—	23.0
—	25.0	Fannie Mae Discount Notes	0.107%	5/7/2014	—	25.0
—	32.7	Fannie Mae Discount Notes	0.127%	6/4/2014	—	32.7
—	20.3	Fannie Mae Discount Notes	0.127%	6/11/2014	—	20.3
—	38.0	Fannie Mae Discount Notes	0.132%	6/18/2014	—	38.0
32.0	—	Fannie Mae Discount Notes	0.081%-0.101%	10/1/2014	32.0	—
56.0	—	Fannie Mae Discount Notes	0.071%	10/8/2014	56.0	—
26.5	—	Fannie Mae Discount Notes	0.061%-0.081%	10/15/2014	26.5	—
85.8	—	Fannie Mae Discount Notes	0.066%	10/22/2014	85.8	—
22.0	—	Fannie Mae Discount Notes	0.112%	10/27/2014	22.0	—
34.0	—	Fannie Mae Discount Notes	0.086%	11/3/2014	34.0	—
50.0	—	Fannie Mae Discount Notes	0.071%-0.081%	11/12/2014	50.0	—
24.1	—	Fannie Mae Discount Notes	0.117%	11/17/2014	24.1	—
11.2	—	Fannie Mae Discount Notes	0.066%-0.073%	11/19/2014	11.2	—
8.9	—	Fannie Mae Discount Notes	0.117%	12/1/2014	8.9	—
38.8	—	Fannie Mae Discount Notes	0.055%-0.076%	12/2/2014	38.8	—
17.1	—	Fannie Mae Discount Notes	0.091%	12/3/2014	17.1	—
32.7	—	Fannie Mae Discount Notes	0.081%-0.086%	12/10/2014	32.7	—
25.2	—	Fannie Mae Discount Notes	0.090%	12/17/2014	25.2	—
44.0	—	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	44.0	—
11.6	—	Fannie Mae Discount Notes	0.071%	2/11/2015	11.6	—
46.1	—	Fannie Mae Discount Notes	0.101%	2/17/2015	46.1	—
35.6	—	Fannie Mae Discount Notes	0.089%	2/25/2015	35.6	—
39.0	—	Fannie Mae Discount Notes	0.101%	3/2/2015	39.0	—
44.6	—	Fannie Mae Discount Notes	0.086%	3/16/2015	44.6	—
35.0	—	Fannie Mae Discount Notes	0.061%	3/25/2015	35.0	—
30.0	—	Fannie Mae Discount Notes	0.081%	5/1/2015	30.0	—
25.0	—	Fannie Mae Discount Notes	0.144%	7/1/2015	25.0	—
2.9	—	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	2.9	—
—	25.0	Federal Home Loan Bank Discount Notes	0.056%	1/2/2014	—	25.0
—	27.2	Federal Home Loan Bank Discount Notes	0.066%	1/3/2014	—	27.2
—	22.0	Federal Home Loan Bank Discount Notes	0.051%	1/8/2014	—	22.0
—	100.0	Federal Home Loan Bank Discount Notes	0.061%	1/10/2014	—	100.0
—	50.0	Federal Home Loan Bank Discount Notes	0.035%-0.066%	1/17/2014	—	50.0
—	14.0	Federal Home Loan Bank Discount Notes	0.051%	1/24/2014	—	14.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$14.1	Federal Home Loan Bank Discount Notes	0.086%-0.096%	2/21/2014	$—	$14.1
—	14.5	Federal Home Loan Bank Discount Notes	0.071%-0.076%	3/7/2014	—	14.5
—	19.5	Federal Home Loan Bank Discount Notes	0.076%	3/12/2014	—	19.5
—	50.0	Federal Home Loan Bank Discount Notes	0.066%-0.106%	3/21/2014	—	50.0
—	43.2	Federal Home Loan Bank Discount Notes	0.081%	3/26/2014	—	43.2
—	50.0	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	—	50.0
—	23.8	Federal Home Loan Bank Discount Notes	0.087%	4/2/2014	—	23.8
—	100.0	Federal Home Loan Bank Discount Notes	0.112%	4/9/2014	—	100.0
—	31.0	Federal Home Loan Bank Discount Notes	0.091%	4/16/2014	—	31.0
—	10.3	Federal Home Loan Bank Discount Notes	0.096%	4/23/2014	—	10.2
—	13.8	Federal Home Loan Bank Discount Notes	0.101%	4/25/2014	—	13.8
—	46.0	Federal Home Loan Bank Discount Notes	0.107%-0.122%	5/1/2014	—	46.0
—	25.0	Federal Home Loan Bank Discount Notes	0.101%	5/2/2014	—	25.0
—	5.0	Federal Home Loan Bank Discount Notes	0.112%	5/9/2014	—	5.0
—	16.0	Federal Home Loan Bank Discount Notes	0.112%	5/14/2014	—	16.0
—	20.0	Federal Home Loan Bank Discount Notes	0.122%	5/16/2014	—	20.0
—	55.1	Federal Home Loan Bank Discount Notes	0.122%-0.127%	5/28/2014	—	55.1
—	20.0	Federal Home Loan Bank Discount Notes	0.137%	6/25/2014	—	20.0
—	3.0	Federal Home Loan Bank Discount Notes	0.122%	7/7/2014	—	3.0
38.6	—	Federal Home Loan Bank Discount Notes	0.046%	10/1/2014	38.6	—
10.0	—	Federal Home Loan Bank Discount Notes	0.076%	10/3/2014	10.0	—
41.4	—	Federal Home Loan Bank Discount Notes	0.076%-0.078%	10/10/2014	41.4	—
24.0	—	Federal Home Loan Bank Discount Notes	0.069%	10/15/2014	24.0	—
33.3	—	Federal Home Loan Bank Discount Notes	0.079%	10/24/2014	33.3	—
37.0	—	Federal Home Loan Bank Discount Notes	0.066%-0.076%	10/29/2014	37.0	—
21.0	—	Federal Home Loan Bank Discount Notes	0.086%	11/5/2014	21.0	—
36.2	—	Federal Home Loan Bank Discount Notes	0.071%	11/7/2014	36.2	—
10.0	—	Federal Home Loan Bank Discount Notes	0.096%	11/17/2014	10.0	—
12.0	—	Federal Home Loan Bank Discount Notes	0.051%	11/19/2014	12.0	—
40.5	—	Federal Home Loan Bank Discount Notes	0.083%	11/21/2014	40.5	—
20.0	—	Federal Home Loan Bank Discount Notes	0.075%	12/3/2014	20.0	—
22.4	—	Federal Home Loan Bank Discount Notes	0.071%-0.073%	12/5/2014	22.3	—
22.0	—	Federal Home Loan Bank Discount Notes	0.041%-0.061%	12/12/2014	22.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.074%	12/16/2014	25.0	—
21.7	—	Federal Home Loan Bank Discount Notes	0.035%	12/19/2014	21.7	—
15.0	—	Federal Home Loan Bank Discount Notes	0.025%	12/23/2014	15.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.056%	12/24/2014	10.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.046%	12/29/2014	25.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.041%	12/30/2014	10.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	50.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	30.0	—
21.8	—	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	21.7	—
45.0	—	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	45.0	—
56.0	—	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	56.0	—
29.5	—	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	29.5	—
20.6	—	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	20.6	—
22.0	—	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	22.0	—
16.7	—	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	16.7	—
27.0	—	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	27.0	—
15.0	—	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	15.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$7.0	$—	Federal Home Loan Bank Discount Notes	0.101%	4/24/2015	$7.0	$—
20.0	—	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	20.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	20.0	—
4.0	—	Federal Home Loan Bank Discount Notes	0.162%	8/21/2015	4.0	—
48.8	—	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	48.8	—
20.0	—	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	20.0	—
14.0	—	Federal Home Loan Bank Discount Notes	0.162%	9/9/2015	14.0	—
—	40.0	Freddie Mac Discount Notes	0.061%	1/6/2014	—	40.0
—	25.1	Freddie Mac Discount Notes	0.046%-0.086%	1/13/2014	—	25.1
—	32.9	Freddie Mac Discount Notes	0.046%	1/21/2014	—	32.9
—	51.2	Freddie Mac Discount Notes	0.035%-0.051%	1/22/2014	—	51.2
—	13.2	Freddie Mac Discount Notes	0.147%	1/23/2014	—	13.2
—	26.0	Freddie Mac Discount Notes	0.058%-0.127%	2/4/2014	—	26.0
—	11.3	Freddie Mac Discount Notes	0.086%	2/14/2014	—	11.3
—	62.8	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	—	62.7
—	24.5	Freddie Mac Discount Notes	0.086%	3/11/2014	—	24.4
—	30.0	Freddie Mac Discount Notes	0.081%	3/17/2014	—	30.0
—	33.0	Freddie Mac Discount Notes	0.064%	3/24/2014	—	33.0
—	15.0	Freddie Mac Discount Notes	0.061%	4/4/2014	—	15.0
—	33.0	Freddie Mac Discount Notes	0.091%	4/7/2014	—	33.0
—	30.0	Freddie Mac Discount Notes	0.106%	4/14/2014	—	30.0
—	32.9	Freddie Mac Discount Notes	0.096%-0.101%	4/21/2014	—	32.9
—	42.5	Freddie Mac Discount Notes	0.096%-0.112%	4/24/2014	—	42.5
—	6.0	Freddie Mac Discount Notes	0.101%	4/28/2014	—	6.0
—	12.8	Freddie Mac Discount Notes	0.096%	5/1/2014	—	12.8
—	25.0	Freddie Mac Discount Notes	0.112%	5/2/2014	—	25.0
—	50.7	Freddie Mac Discount Notes	0.091%-0.101%	5/6/2014	—	50.6
—	21.2	Freddie Mac Discount Notes	0.107%	5/12/2014	—	21.1
—	27.3	Freddie Mac Discount Notes	0.101%-0.122%	5/21/2014	—	27.2
—	19.6	Freddie Mac Discount Notes	0.101%	6/4/2014	—	19.6
—	18.5	Freddie Mac Discount Notes	0.101%	6/5/2014	—	18.5
—	6.0	Freddie Mac Discount Notes	0.127%	6/9/2014	—	6.0
—	18.8	Freddie Mac Discount Notes	0.131%	6/16/2014	—	18.7
—	15.9	Freddie Mac Discount Notes	0.117%	7/1/2014	—	15.9
—	7.1	Freddie Mac Discount Notes	0.132%	7/11/2014	—	7.1
—	25.0	Freddie Mac Discount Notes	0.134%	8/1/2014	—	25.0
—	7.3	Freddie Mac Discount Notes	0.132%	9/3/2014	—	7.3
84.4	—	Freddie Mac Discount Notes	0.112%-0.117%	10/6/2014	84.4	—
22.0	—	Freddie Mac Discount Notes	0.071%	10/20/2014	22.0	—
53.1	—	Freddie Mac Discount Notes	0.132%-0.142%	11/3/2014	53.1	—
17.0	—	Freddie Mac Discount Notes	0.076%	11/10/2014	17.0	—
13.0	—	Freddie Mac Discount Notes	0.076%	11/12/2014	13.0	—
87.7	—	Freddie Mac Discount Notes	0.072%-0.101%	11/14/2014	87.7	—
19.9	—	Freddie Mac Discount Notes	0.076%	11/18/2014	19.9	—
11.7	—	Freddie Mac Discount Notes	0.076%	11/19/2014	11.7	—
7.0	—	Freddie Mac Discount Notes	0.076%	11/25/2014	7.0	—
19.0	—	Freddie Mac Discount Notes	0.020%-0.081%	11/26/2014	19.0	—
5.3	—	Freddie Mac Discount Notes	0.025%	12/4/2014	5.2	—
25.0	—	Freddie Mac Discount Notes	0.089%	12/8/2014	25.0	—
25.0	—	Freddie Mac Discount Notes	0.076%	12/22/2014	25.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$10.3	$—	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	$10.3	$—
23.0	—	Freddie Mac Discount Notes	0.056%-0.091%	1/12/2015	23.0	—
30.8	—	Freddie Mac Discount Notes	0.101%	1/26/2015	30.8	—
16.5	—	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	16.5	—
22.9	—	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	22.9	—
11.8	—	Freddie Mac Discount Notes	0.112%	3/17/2015	11.8	—
7.8	—	Freddie Mac Discount Notes	0.107%	3/19/2015	7.8	—
15.0	—	Freddie Mac Discount Notes	0.137%	6/16/2015	15.0	—
24.0	—	Freddie Mac Discount Notes	0.159%	7/22/2015	24.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $2,272.2 and $1,989.0)					$2,272.5	$1,989.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—4.0% and 5.9%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$—	$17.0	United States Treasury Bills	0.052%	1/2/2014	$—	$17.0
—	26.6	United States Treasury Bills	0.031%-0.069%	1/9/2014	—	26.6
—	30.0	United States Treasury Bills	0.046%-0.048%	1/16/2014	—	30.0
—	4.0	United States Treasury Bills	0.035%	1/23/2014	—	4.0
—	30.0	United States Treasury Bills	0.071%	1/30/2014	—	30.0
—	17.0	United States Treasury Bills	0.071%	3/6/2014	—	17.0
—	59.0	United States Treasury Bills	0.054%-0.061%	3/13/2014	—	59.0
—	50.0	United States Treasury Bills	0.030%-0.043%	3/20/2014	—	50.0
—	4.0	United States Treasury Bills	0.068%	4/3/2014	—	4.0
—	50.0	United States Treasury Bills	0.079%-0.089%	6/26/2014	—	50.0
—	206.0	United States Treasury Bills	0.102%-0.108%	7/24/2014	—	205.9
—	49.3	United States Treasury Bills	0.091%-0.097%	8/21/2014	—	49.2
—	50.0	United States Treasury Bills	0.093%	9/18/2014	—	50.0
19.4	—	United States Treasury Bills	0.022%-0.079%	10/16/2014	19.3	—
0.7	—	United States Treasury Bills	0.028%	11/6/2014	0.7	—
37.8	6.4	United States Treasury Bills	0.030%-0.117%	11/13/2014	37.8	6.4
42.0	—	United States Treasury Bills	0.035%	11/20/2014	42.0	—
15.0	—	United States Treasury Bills	0.026%	11/28/2014	15.0	—
28.2	25.0	United States Treasury Bills	0.085%-0.135%	12/11/2014	28.2	25.0
10.0	—	United States Treasury Bills	0.046%	12/26/2014	10.0	—
24.0	—	United States Treasury Bills	0.041%	1/2/2015	24.0	—
4.0	—	United States Treasury Bills	0.035%	1/15/2015	4.0	—
34.8	—	United States Treasury Bills	0.025%-0.037%	1/22/2015	34.8	—
19.4	—	United States Treasury Bills	0.038%-0.051%	2/12/2015	19.4	—
30.0	—	United States Treasury Bills	0.044%	2/19/2015	30.0	—
13.6	—	United States Treasury Bills	0.030%	2/26/2015	13.5	—
16.0	—	United States Treasury Bills	0.030%	3/26/2015	16.0	—
16.3	—	United States Treasury Bills	0.044%	5/28/2015	16.3	—
86.0	—	United States Treasury Bills	0.086%-0.100%	6/25/2015	86.0	—
47.0	—	United States Treasury Bills	0.105%	7/23/2015	47.0	—
24.0	—	United States Treasury Bills	0.092%	8/20/2015	24.0	—
—	56.4	United States Treasury Notes	0.055%-0.113%	1/31/2014	—	56.4
—	17.7	United States Treasury Notes	0.052%-0.152%	3/31/2014	—	17.7
—	25.0	United States Treasury Notes	0.053%	4/15/2014	—	25.1
—	77.0	United States Treasury Notes	0.097%-0.150%	4/30/2014	—	77.0
—	24.9	United States Treasury Notes	0.082%-0.123%	5/15/2014	—	24.9
—	100.0	United States Treasury Notes	0.076%-0.136%	6/30/2014	—	100.1
—	100.0	United States Treasury Notes	0.124%-0.147%	7/15/2014	—	100.3
—	54.8	United States Treasury Notes	0.121%-0.139%	7/31/2014	—	54.8
—	50.0	United States Treasury Notes	0.152%-0.167%	8/15/2014	—	50.1
19.5	—	United States Treasury Notes	0.021%-0.046%	10/23/2014	19.5	—
47.0	—	United States Treasury Notes	0.104%-0.130%	10/31/2014	47.0	—
32.2	—	United States Treasury Notes	0.116%-0.140%	12/15/2014	32.2	—
39.0	—	United States Treasury Notes	0.033%	12/18/2014	39.0	—
15.0	—	United States Treasury Notes	0.058%	12/31/2014	15.0	—
1.0	—	United States Treasury Notes	0.107%	1/15/2015	1.0	—
30.0	—	United States Treasury Notes	0.042%	3/12/2015	30.0	—
2.5	—	United States Treasury Notes	0.028%	4/2/2015	2.5	—
50.0	—	United States Treasury Notes	0.126%-0.129%	7/15/2015	50.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF INVESTMENTS
September 30, 2014 and December 31, 2013
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
2014	2013				2014	2013
					(Unaudited)
$24.0	$—	United States Treasury Notes	0.135%	7/31/2015	$24.3	$—
26.0	—	United States Treasury Notes	0.093%	7/31/2015	26.0	—
50.0	—	United States Treasury Notes	0.106%-0.113%	8/31/2015	50.1	—
50.0	—	United States Treasury Notes	0.122%	9/15/2015	50.1	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $854.7 and $1,130.3)					$854.8	$1,130.5

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,126.9 and $3,119.3)					$3,127.3	$3,119.6

TOTAL MARKETABLE SECURITIES (Cost $4,524.5 and $4,503.6)					$4,760.5	$4,618.9

TOTAL INVESTMENTS (Cost $18,675.2 and $17,649.0)					$21,234.4	$19,109.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6—Mortgage Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	Increase in ownership percentage of 0.1% from December 31, 2013 was due to contract agreement with seller.

(7)	Investment was formerly named Ten & Twenty Westport Road.

(8)	The land held within Four Oaks Place was sold to the Four Oaks Place LP joint venture during the quarter ended September 30, 2014.

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

•

Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/ or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash in the Account during times of appreciating real estate values can impair the Account’s overall return;

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

•

Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. As of the date of this Form 10-Q, interest rates in the United States are at or near historic lows, which may increase the Account’s exposure to risk associated with rising interest rates; and

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2014 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

ABOUT THE TIAA REAL ESTATE ACCOUNT

The TIAA Real Estate Account was established in February 1995 as an insurance separate account of TIAA and interests in the Account were first offered to eligible participants on October 2, 1995. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2014, REIT securities comprised approximately 8.6% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of September 30, 2014, the Account held one foreign real estate investment in France which represented 1.3% of the Account’s net assets.

THIRD QUARTER 2014 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. U.S. Gross Domestic Product (“GDP”), which grew by 4.6% in the second quarter of 2014, is expected to have grown by 3.0% in the third quarter of 2014 according to a survey of top economists for the October 1, 2014 edition of Blue Chip Financial Forecasts. Recent economic data indicate healthy growth in exports, consumer spending and residential and non-residential investment which are consistent with GDP growth in the range of 3%. Government spending has also rebounded and is likely to add to growth. Moreover, the combination of healthy growth in employment, industrial production, and credit availability are suggestive of a vitality that should sustain growth in the coming quarters. While exceptionally weak growth in the first quarter is expected to result in GDP growth of just 2.2% for 2014 as a whole, top economists expect healthy economic and employment growth along with further declines in the unemployment rate to continue through 2015.

Economic Indicators*

	1Q 2014	2Q 2014	3Q 2014	Actual	Forecast
				2013	2014	2015
Economy(1)
Gross Domestic Product (GDP)	-2.1%	4.6%	3.0%	2.2%	2.2%	3.1%
Employment Growth (Thousands)	569	800	671	2,331	2,700	3,240
Unemployment Rate	6.7%	6.1%	5.9%	7.4%	6.2%	5.6%
Interest Rates(2)
10 Year Treasury	2.8%	2.6%	2.5%	2.4%	2.7%	3.2%

Sources: Blue Chip Economic Indicators, BEA, BLS, Federal Reserve, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quaterly unemployment rates are the reported value for the final month of the quarter, while annual rates represented a twelve month average.

(2)	The Treasury rates are an average over the stated time period.

Following its September meeting, The Federal Open Market Committee (“FOMC”) announced plans to reduce its monthly bond purchases by another $10 billion per month, thus keeping on schedule to end the asset purchase program at its meeting in late October. However, it reiterated a pledge to keep interest rates near zero for a “considerable time after the asset purchase program ends”, and further, that “economic conditions may warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.” Despite the reduction in asset purchases over the past year, there has been no evident negative impact on economic growth or interest rates. Yields on ten year Treasuries started the third quarter at 2.52%, and after increasing to 2.65% in early July, ended the quarter at 2.51%.

Blue Chip economists expect the healthy growth of the third quarter to continue through the remainder of 2014 and into 2015. GDP is expected to grow by just over 3.0% in the fourth quarter of 2014 and by a similar rate in the first half of 2015. One factor contributing to stronger growth has been consumer spending which is expected to have grown at a rate of 2.5% in the third quarter following similarly strong growth in the second quarter. Support for continued growth in consumer spending comes from a rising stock market, rising home prices, and falling gas prices. Other domestic factors supportive of continued growth include an improving labor market and healthy business investment. While domestic forces are supportive of stronger growth, concerns about a slowdown in the global economy surfaced at the start of the fourth quarter. Markets became concerned about slowing growth in China and its implications for the export-based economies of emerging markets. Concerns about slowing of the European economy including the possibility of recession also surfaced following the release of weaker German economic data. The concerns coupled with fears about the spread of Ebola caused major global stock indices to decline sharply in early October. Yields on the ten year Treasury also plunged as investors sought safe havens. For the U.S., experts believe weaker growth in China and Europe would not substantially affect near term prospects for the U.S. economy but would reduce exports and weaken one of the forces contributing to stronger growth. Similarly, an increase in interest rates after FOMC’s quantitative easing program ends could dampen growth. However, the majority of economists responding to the Blue Chip survey do not expect the FOMC to raise the federal funds rate until mid-2015 at the earliest.

The consensus forecast of Blue Chip economists is for GDP to grow by 3.1% in 2015. Employment is expected to grow by 3.2 million, or 270,000 per month, in 2015, as compared with 225,000 per month thus far in 2014. Further declines in the unemployment rate are expected as the FOMC seeks to fulfill its mandate of maximum employment. Economic growth of this magnitude is in-line with the inherent growth potential of the U.S. economy and would provide sufficient support for additional improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. Except where otherwise noted, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period, in keeping with industry standards.

Commercial real estate markets and sales activity remained healthy during the third quarter of 2014. Tenant demand for space remained at or above second quarter levels across the nation. Construction has increased from the lows of recent years but remains moderate and real estate market fundamentals continued to improve across all sectors. Sales of office, industrial, retail, multi-family, and other commercial properties totaled $102 billion in the third quarter of 2014, up from $96 billion in second quarter 2014 and $92 billion in the third quarter of 2013.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 2.1% during the third quarter of 2014 compared with a gain of 2.9% in the second quarter of 2014. Property values have benefited from healthy economic growth, improving property market fundamentals, and robust investor demand. In its September 2014 report, Green Street Advisors noted: “Property appreciation has accelerated recently—driven by sizeable gains in office values—and property values are now above 2007 highs in every major property sector.”

The NAREIT All Equity REIT index return was a negative 2.5% during the third quarter of 2014 following a gain of 7.1% in the second quarter of 2014. In its October 1, 2014 Real Estate Securities Monthly, Green Street Advisors concluded that REIT prices were “inexpensive” based on a comparison of current and prospective REIT yields and returns with those of private real estate as well as fixed income investments like corporate and high-yield bonds. The 6% decline of the MSCI US REIT index, the index used by Green Street to assess overall REIT values, during September was likely contributing to this view.

Commercial property returns increased for the nineteenth consecutive quarter during the third quarter of 2014. For the quarter ending September 30, 2014, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-OCDE”) returns, on a gross basis, were 3.24%, consisting of a 1.24% income return and a 2.00% capital return. By comparison, the total return for second quarter 2014 was 2.93%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of September 30, 2014 are provided below. These markets represent 53.8% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	76.4%	14	16.0%	12.2%
New York-White Plains-Wayne, NY-NJ	91.8%	7	10.6%	8.1%
San Francisco-San Mateo-Redwood City, CA	91.5%	8	10.6%	8.0%
Los Angeles-Long Beach-Glendale, CA	91.9%	13	9.7%	7.3%
Boston-Quincy, MA	82.0%	4	6.9%	5.2%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

As discussed in detail below, the value weighted occupancy of properties in the Washington, DC metro area is low in large part because of two newly constructed apartment properties and one recently constructed industrial building that were vacant when acquired and are now in initial lease-up. Excluding these three properties, the value weighted occupancy of the Account’s Washington, DC properties was 87.9%. In Boston, the percentage leased does not include leases for 42% of the available space in the Account’s largest property that have been executed but not yet occupied by the new tenants.

Office

According to CB Richard Ellis Econometric Advisors (“CBRE-EA”), the national office vacancy rate declined to 14.1% in the third quarter of 2014 as compared to 14.5% in the second quarter of 2014. The national office vacancy rate has declined slowly over the past two years due to modest job growth and companies’ cost-cutting initiatives. However, positive momentum appears to be growing as the 40 basis point decline in the national vacancy rate during the third quarter was the largest quarterly decline since early 2006.

The vacancy rate for the Account’s office portfolio declined to 11.0% as of third quarter 2014 as compared with 12.3% in the second quarter of 2014. As shown in the table below, the average vacancy rate of the Account’s properties in three of its top five markets was at or below their respective market averages. In San Francisco, the Account’s top office market, the average vacancy rate of the Account’s properties declined to 8.0% in part due to a major technology company taking occupancy of additional floors in the Account’s largest building. In addition, the Account acquired a joint venture interest in a fully occupied LEED certified office building during the quarter. In Washington DC, the average vacancy rate of the Account’s properties is below the market average but increased to 14.1%. The Account’s largest property accounts for the majority of the vacant space as leasing activity throughout the market remains slow due to cutbacks in federal government spending. The other four properties are 89.5% leased on average. The average vacancy of the Account’s properties in Boston remains elevated at 17.1% while space vacated by the past move-out of a large tenant in the Account’s largest property in the metropolitian area is being released. Leases have been signed for 42% of the available space but tenants have not yet taken occupancy, and negotiations are underway with prospective tenants to lease additional space at the property.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q3	2014 Q2	2014 Q3	2014 Q2

Office	Account/Nation			11.0%	12.3%	14.1%	14.5%

1	San Francisco-San Mateo-Redwood City, CA	$1,502.6	7.1%	8.0%	13.2%	7.7%	8.4%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,452.3	6.8%	14.1%	13.9%	16.1%	15.7%
3	Boston-Quincy, MA	$1,070.5	5.0%	17.1%	15.5%	11.2%	11.5%
4	Seattle-Bellevue-Everett, WA	$622.0	2.9%	5.5%	5.2%	11.4%	12.1%
5	Los Angeles-Long Beach-Glendale, CA	$558.4	2.6%	5.9%	8.8%	15.5%	15.8%

*	Source: CBRE-EA.

Historically, the financial services sector has been a significant source of office space demand; however, demand collapsed in the wake of the Great Recession. More recently, new industry regulations have slowed companies’ growth. However, recent employment growth suggests that demand may soon pick up, as the financial services sector added 39,000 jobs in the third quarter following a gain of 36,000 in the second quarter. Professional and business services have also been a significant source of demand and particularly over the past year due to healthy employment growth as the sector added 194,000 jobs in the third quarter and 199,000 in the second quarter. One exception has been legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms, libraries and storage areas. Most recently, technology, media and entertainment companies have accounted for a large portion of demand in a number of markets. Growth in the computer and technology industries has been evident in markets like San Francisco, Seattle, Boston and New York, whereas Houston has seen continued growth in energy related industries. On the whole, continued improvement in office market conditions appears likely given recent office employment growth trends.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the third quarter due to ongoing growth in U.S. GDP and industrial production coupled with healthy global trade flows. Coastal port markets continue to benefit from the growth in trade. During the third quarter of 2014, the national industrial availability rate fell to 10.6% as compared to 10.8% in the second quarter of 2014. The national industrial availability rate has declined steadily since peaking at 14.5% in the third quarter of 2010.

The vacancy rate for the Account’s industrial property portfolio averaged 11.5% in the third quarter of 2014, down from 13.0% in the second quarter. The vacancy rate of the Account’s properties in four of its top five industrial markets remained below their respective market averages. In Riverside, the Account’s top market, the average vacancy rate of the Account’s properties increased to 6.1% because of the acquisition of two recently constructed properties that were in the initial lease-up phase when acquired. The properties are well located and have features that are in line with tenant requirements, which should facilitate leasing activity. All of the space in the Account’s other Riverside properties remained fully leased for the second consecutive quarter. Similarly, all of the space in the Account’s Dallas properties was fully leased for the third consecutive quarter. The average vacancy rate in the Account’s Los Angeles properties declined sharply due to recent leasing efforts. The average vacancy rate in the Account’s Ft. Lauderdale properties remained above the market average as space vacated by the past move-out of a large tenant from one of the Account’s properties has been subdivided to accommodate the moderate-sized tenants that are more prevalent in the market. Management believes that this change should improve leasing prospects.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q3	2014 Q2	2014 Q3	2014 Q2

Industrial	Account/Nation			11.5%	13.0%	10.6%	10.8%

1	Riverside-San Bernardino-Ontario, CA	$637.9	3.0%	6.1%	0.0%	8.3%	8.3%
2	Tacoma, WA	$224.6	1.1%	3.6%	3.6%	7.2%	7.7%
3	Dallas-Plano-Irving, TX	$224.4	1.1%	0.0%	0.0%	10.3%	10.2%
4	Los Angeles-Long Beach-Glendale, CA	$218.8	1.0%	4.6%	11.8%	5.7%	5.8%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$164.3	0.8%	16.2%	17.2%	11.0%	11.6%

*	Source: CBRE-EA.

Multi-Family

U.S. apartment markets remained tight. The national vacancy rate averaged 4.3% in the third quarter as compared with 4.4% in the second quarter. Effective rents, which include concessions like free rent, grew 4.0% year-over-year in a number of markets with the strongest growth reported in metro areas with sizeable technology and energy sectors. Much weaker growth was reported in Washington, DC and smaller metropolitan areas. Weak growth was also reported in New York despite strong job growth and very tight market conditions. Construction has picked up nationally, but markets have readily absorbed the new supply thus far. Over the near term, apartment markets are expected to continue to benefit from favorable demographic trends.

The vacancy rate of the Account’s multi-family portfolio averaged 10.2% in the third quarter of 2014 as compared with 10.8% in the second quarter. The portfolio vacancy rate declined despite the recent acquisition of two newly constructed properties in Washington, DC which were vacant when acquired. Excluding these two properties, the vacancy rate of the Account’s portfolio averaged 6.8%. As shown in the table below, the average vacancy rate of the Account’s properties in Washington, DC, its top apartment market, was 28.9% as compared with the 4.3% market average. The vacancy rate is reflective of two properties which were recently acquired with no existing tenants in order to gain access to high quality properties in a target market with strong long term prospects. The average vacancy rate of the Account’s three other Washington, DC apartment properties, excluding the newly acquired properties, was 6.2%. In New York, the average vacancy rate of the Account’s properties declined but still remained above the market average due to a significant renovation and repositioning program that is underway at one of the

Account’s Manhattan properties. The repositioning program, which requires vacating several floors in order to complete the planned work, involves unit combinations to create larger apartments, a new lobby and elevators, and new amenities, all of which are expected to increase unit demand and rents. In Los Angeles, the average vacancy rate of properties owned by the Account declined for the second straight quarter but remained above the market average in large part because of the recent acquisition of a newly constructed property which is in its initial lease-up. The modest increase in the vacancy rate of the Account’s Denver properties was largely due to seasonal leasing factors.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q3	2014 Q2	2014 Q3	2014 Q2

Apartment	Account/Nation			10.2%	10.8%	4.3%	4.4%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$784.5	3.7%	28.9%	35.0%	4.3%	4.4%
2	New York-White Plains-Wayne, NY-NJ	$775.2	3.7%	9.1%	9.5%	5.3%	5.3%
3	Los Angeles-Long Beach-Glendale, CA	$511.1	2.4%	7.3%	8.5%	3.0%	3.3%
4	Houston-Sugar Land-Baytown, TX	$341.3	1.6%	5.7%	6.7%	5.2%	5.1%
5	Denver-Aurora, CO	$276.3	1.3%	6.1%	3.6%	3.4%	3.5%

*	Source: CBRE-EA.

Retail

Retail sales grew modestly in the third quarter with preliminary data from the U.S. Census Bureau showing that retail sales, excluding motor vehicles and parts, increased 0.7% in the third quarter of 2014 compared with the second quarter of 2014 and 3.4% compared with the third quarter of 2013. U.S. retail markets continued to experience moderate improvement during the quarter. Availability rates in neighborhood and community centers declined to an average of 11.5% in the third quarter as compared with 11.7% as of the end of the second quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 3.8% during the third quarter as compared with 6.0% in the second quarter. The vacancy rate of the Account’s retail portfolio remained below the national average largely because regional malls and lifestyle centers generally have lower vacancy rates nationwide and the Account’s retail portfolio includes several high quality regional malls and lifestyle centers with minimal vacancy.

Outlook

Commercial real estate fundamentals continued to improve steadily during the third quarter of 2014. Real estate markets benefited from stronger employment growth, minimal construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns compared with other asset classes. Market conditions remain strongest in metro areas with sizeable technology, energy, medical and biotechnology sectors while conditions have been weaker in metro areas with sizeable U.S. government and defense sectors. Prospects for the U.S. economy now appear stronger than they have in a number of years as the economy appears to be gaining momentum. However, prospects for the global economy are weaker with recent indications of slowing growth in China and Europe. Geopolitical risks have also risen of late due to increasing tension in the Middle East. Spread of Ebola could also slow the global economy as SARS did in 2003. While there is uncertainty about the global economy, experts believe the U.S. economy appears positioned for continued growth even if the global economy were to soften. If U.S. economic conditions generally fall in-line with economists’ expectations, U.S. real estate market conditions are likely to experience further improvement over the remainder of 2014 and into 2015.

The Account completed two acquisitions during the third quarter of 2014. As part of a joint venture with Norges Bank Investment Management, the government pension fund of Norway, the Account acquired a 50.1% interest in a LEED certified office building in downtown San Francisco. The Account also acquired a two property industrial portfolio in Ontario, California, in a top West Coast distribution market. The Account also disposed of one property in a non-target office market and two properties in a non-target apartment market. The Account completed the sale of a partial interest in an office building in Houston to Allianz, a major European financial institution. The building is under construction and has been fully leased to the American subsidiary of a major global energy company which also occupies the adjacent building that is jointly owned by the Account and Allianz. As the Account’s partner, Allianz will be responsible for 49% of the total development costs of the new building. Construction of the property is expected to be completed in 2016.

Management continued to maintain the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the third quarter of 2014, the Account’s total holdings were 90.4% leased as compared with 89.1% as of the second quarter of 2014. During the third quarter of 2014, the Account generated a 2.32% total return. The Account’s real estate assets generated a leveraged 1.21% income return and a 2.51% capital return. As shown in the graph below, real estate asset returns for the third quarter of 2014 were the eighteenth consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, the potential redemption of units from participants, capital expenditures for existing properties, property and Account operating expenses, and the Account’s targeted cash holdings. Management intends to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of increasing overall Account returns. In general, management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on existing encumbered assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent quarters and believes that the current interest rate environment can provide an opportunity to both further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, financing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that management believes will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.6 billion portfolio consists of a mix of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio attempts to avoid the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a negative return of 2.5% during the third quarter of 2014, consistent with the weakness in the overall REIT market during the quarter.

Based on the economic and real estate market outlook for the remainder of 2014 and the first half of 2015, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and properties that are ground up development projects in selected markets and sectors with limited acquisition opportunities. This investment strategy will provide greater opportunity to access properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Given initial cash-on-cash returns for new acquisitions, management will evaluate prospective acquisitions based on long-term growth potential, purchase price relative to construction cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of September 30, 2014

As of September 30, 2014, the Account had total net assets of $18.9 billion, an 11.9% increase from December 31, 2013. The increase in the Account’s net assets from December 31, 2013 to September 30, 2014 was primarily driven by appreciation in value of the Account’s investments as well as net participant inflows into the Account.

As of September 30, 2014, the Account owned a total of 108 real estate property investments (93 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 29 office property investments (including four held in joint ventures), 28 industrial property investments (including one held in a joint venture), 28 apartment property investments (including one held in a joint venture), 21 retail property investments (including eight held in joint ventures and one located in Paris, France), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the real estate property investments, 31 are subject to debt (including ten joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2014 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated statements of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2014 was $4.0 billion, which represented a loan to value ratio of 17.4%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 4.9% of total real estate investments and 3.7% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2014.

Diversification by Fair Value(1)

	East	West	South	Midwest	Foreign(2)	Total
Office	19.0%	17.7%	6.7%	0.3%	—	43.7%
Apartment	10.5%	8.6%	3.7%	—	—	22.8%
Retail	4.1%	3.9%	7.4%	0.1%	1.6%	17.1%
Industrial	1.3%	7.1%	3.8%	0.9%	—	13.1%
Other(3)	2.9%	0.2%	0.1%	0.1%	—	3.3%

Total	37.8%	37.5%	21.7%	1.4%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents real estate investment in France.

(3)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$782.6	(2)	4.9%	3.7%
50 Fremont Street	San Francisco	CA	Office	603.2	(3)	3.7%	2.8%
The Florida Mall	Orlando	FL	Retail	529.3	(4)	3.3%	2.5%
99 High Street	Boston	MA	Office	460.0	(5)	2.9%	2.2%
Fourth and Madison	Seattle	WA	Office	455.0	(6)	2.8%	2.1%
DDR	Various	USA	Retail	429.4	(7)	2.7%	2.0%
425 Park Avenue	New York	NY	Land	420.0		2.6%	2.0%
780 Third Avenue	New York	NY	Office	400.1	(8)	2.5%	1.9%
501 Boylston Street	Boston	MA	Office	390.6		2.4%	1.8%
Four Oaks	Houston	TX	Office	355.5	(9)	2.2%	1.7%

(1)

Value as reported in the September 30, 2014 Consolidated Statements of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $455.0 million.

(3)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $402.2 million.

(4)	This property investment is a 50% / 50% joint venture with Simon Property Group, L.P. and is presented net of debt. As of September 30, 2014, this debt had a fair value of $190.2 million.

(5)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $275.0 million.

(6)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $255.5 million.

(7)

This property is held in a 85% / 15% joint venture with Developers Diversified Realty Corporation (“DDR”), and consists of 26 retail properties located in 11 states and is presented net of debt. As of September 30, 2014, this debt had a fair value of $686.3 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $232.8 million.

(9)	This property investment is a 51% / 49% joint venture with Allianz Limited Partners and is presented net of debt. As of September 30, 2014, this debt had a fair value of $3.3 million.

At September 30, 2014, the Account held 75.8% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.7% of total investments, real estate-related equity securities representing 7.7% of total investments, U.S. Treasury securities representing 4.0% of total investments, and real estate limited partnerships representing 1.8% of total investments.

Results of Operations

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Performance

The Account’s total return was 8.19% for the nine months ended September 30, 2014 as compared to 7.9% for the nine months ended September 30, 2013. The Account’s annualized total returns over the past one, three, five, and ten year periods ended September 30, 2014 were 9.94%, 10.22%, 9.68%, and 4.74%, respectively. As of September 30, 2014, the Account’s annualized total return since inception was 6.30%.

Net Investment Income

The table below shows the results of operations for the nine months ended September 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$669.3	$618.6	$50.7	8.2%

Real estate property level expenses and taxes:
Operating expenses	153.8	155.9	(2.1)	-1.3%
Real estate taxes	100.6	90.6	10.0	11.0%
Interest expense	73.2	91.6	(18.4)	-20.1%

Total real estate property level expenses and taxes	327.6	338.1	(10.5)	-3.1%

Real estate income, net	341.7	280.5	61.2	21.8%
Income from real estate joint ventures and limited partnerships	106.9	68.8	38.1	55.4%
Interest	2.1	2.3	(0.2)	-8.7%
Dividends	30.5	29.5	1.0	3.4%

TOTAL INVESTMENT INCOME	481.2	381.1	100.1	26.3%

Expenses:
Investment advisory charges	53.0	45.4	7.6	16.7%
Administrative charges	32.9	29.3	3.6	12.3%
Distribution charges	12.8	9.4	3.4	36.2%
Mortality and expense risk charges	0.6	0.6	—	—
Liquidity guarantee charges	21.8	22.9	(1.1)	-4.8%

TOTAL EXPENSES	121.1	107.6	13.5	12.5%

INVESTMENT INCOME, NET	$360.1	$273.5	$86.6	31.7%

Rental Income:

Rental income increased $50.7 million or 8.2% due in part to a $20.5 million increase in the office sector driven by increases in occupancy and rental rates in the San Francisco, Miami, and Washington, DC markets. The remaining sectors drove a $13.9 million increase as a result of increases in occupancy, rental rates and reductions in rent concessions. The remaining growth in rental income was related to a net increase associated with the acquisitions and sales of real estate investments.

Operating Expenses:

Operating expenses decreased $2.1 million or 1.3% primarily related to the sales of several office and apartment investments.

Real Estate Taxes:

Real estate taxes increased $10.0 million, or 11.0%, primarily due to higher property tax assessments resulting from increases in value, specifically in the apartment and office sectors, most notably in markets throughout the West and Southwest regions. Additional increases were associated with the net acquisitions and sales of real estate investments.

Interest Expense:

Interest expense decreased $18.4 million or 20.1% due to the payoff of mortgage loans associated with sold and existing real estate investments and the refinance of existing real estate investments, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $38.1 million or 55.4% due to increased cash distributions driven by earnings primarily from the Account’s joint venture investments. The largest distributions were from the Account’s DDR joint venture, and Florida and Miami International Mall ventures.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held and when compared to the same period in 2013.

Expenses:

The Account’s expenses increased $13.5 million or 12.5%. Investment advisory, administrative, and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers. Investment advisory, administrative, and distribution charges were, collectively, 0.55% and 0.54% of average net assets for the first nine months of 2014 and 2013, respectively.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. While net assets increased for the first nine months of 2014 compared to 2013, liquidity guarantee charges decreased as a result of the change in deduction rates effective May 1, 2014.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(19.9)	$(173.9)	$154.0	88.6%
Real estate joint ventures and limited partnerships	(40.1)	(86.3)	46.2	53.5%
Marketable securities	53.9	25.7	28.2	109.7%

Total realized loss on investments:	(6.1)	(234.5)	228.4	97.4%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	740.4	743.9	(3.5)	-0.5%
Real estate joint ventures and limited partnerships	249.6	318.5	(68.9)	-21.6%
Marketable securities	118.7	(20.7)	139.4	N/M
Mortgage loans payable	(52.8)	107.3	(160.1)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,055.9	1,149.0	(93.1)	-8.1%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,049.8	$914.5	$135.3	14.8%

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

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $720.5 million during the first nine months of 2014 compared to $570.0 million during the comparable period of 2013. The resulting $150.5 million net increase was primarily driven by newly acquired properties, improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office sector, most notably in the West region. Included within net unrealized gains of the Account were foreign exchange losses of $26.0 million and $9.6 million for the first nine months of 2014 and 2013, respectively.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $209.5 million during the first nine months of 2014 compared to $232.2 million during the comparable period of 2013. The resulting $22.7 million net decrease was a result of slowing appreciation in the retail sector as well as higher distributions of earnings, as previously discussed in Income from Real Estate Joint Ventures and Limited Partnerships.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $172.6 million during the first nine months of 2014 compared to $5.0 million during the comparable period of 2013, resulting in a $167.6 million net increase. During the first nine months of 2014, the markets for REITs in the U.S.

increased approximately 10.3% as measured by the FTSE NAREIT All Equity REITs Index compared to 0.5% for the comparable period of 2013. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $3.1 billion of investments in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $52.8 million during the first nine months of 2014 compared to unrealized gains of $107.3 million for the comparable period of 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Overall, the Account’s mortgage loans have increased in value as a result of reductions in the U.S. Treasury rates when compared to the comparable period, shortening of the duration of the Account’s mortgage loans, as well as the Account’s loan to value ratio.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Performance

The Account’s total return was 2.32% for the three months ended September 30, 2014 as compared to 3.29% for the three months ended September 30, 2013. The Account’s performance thus far during 2014 reflects an increase in the aggregate value of the Account’s real estate property investments, including investments in joint ventures and limited partnerships, primarily as a result of continued improvement in overall market conditions.

Net Investment Income

The table below shows the results of operations for the three months ended September 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$232.1	$207.2	$24.9	12.0%

Real estate property level expenses and taxes:
Operating expenses	52.1	52.1	—	—
Real estate taxes	34.4	30.0	4.4	14.7%
Interest expense	25.0	27.5	(2.5)	-9.1%

Total real estate property level expenses and taxes	111.5	109.6	1.9	1.7%

Real estate income, net	120.6	97.6	23.0	23.6%
Income from real estate joint ventures and limited partnerships	32.5	20.2	12.3	60.9%
Interest	0.6	0.7	(0.1)	-14.3%
Dividends	11.3	10.2	1.1	10.8%

TOTAL INVESTMENT INCOME	165.0	128.7	36.3	28.2%

Expenses:
Investment advisory charges	17.8	15.5	2.3	14.8%
Administrative charges	10.8	11.1	(0.3)	-2.7%
Distribution charges	4.5	3.2	1.3	40.6%
Mortality and expense risk charges	0.2	0.2	—	—
Liquidity guarantee charges	7.0	7.3	(0.3)	-4.1%

TOTAL EXPENSES	40.3	37.3	3.0	8.0%

INVESTMENT INCOME, NET	$124.7	$91.4	$33.3	36.4%

Rental Income:

Rental income increased $24.9 million or 12.0% due largely to increases in occupancy and rental rates across various sectors, most notably in the West region. The remaining growth in rental income was related to a net increase associated with the acquisitions and sales of real estate investments.

Operating Expenses:

Operating expenses remained consistent with the prior year. Overall expenses increased due to the net acquisitions and sales of real estate investments, offset by decreased operating expenses within the Account’s existing investments.

Real Estate Taxes:

Real estate taxes increased $4.4 million or 14.7% primarily due to net acquisitions and sales of real estate investments. Additional increases were due to higher property tax assessments as a result of increases in value in the apartment and office sectors.

Interest Expense:

Interest expense decreased $2.5 million or 9.1% due to the payoff of mortgage loans associated with sold and existing real estate investments and the refinancing of existing real estate investments, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $12.3 million or 60.9% due to increased cash distributions driven by earnings primarily from the Account’s joint venture investments. The largest distributions were from the Account’s DDR joint venture, and Florida and Miami International Mall ventures.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held and when compared to the same period in 2013.

Expenses:

The Account’s expenses increased $3.0 million or 8.0%. Investment advisory, administrative, and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers. Investment advisory, administrative, and distribution charges were, collectively, 0.18% of average net assets for the third quarter of 2014 and 2013.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. While net assets increased during 2014 when compared to 2013, liquidity guarantee charges decreased as a result of the change in deduction rates effective May 1, 2014.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended September 30, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(17.3)	$(0.1)	$(17.2)	N/M
Real estate joint ventures and limited partnerships	(35.8)	(11.4)	(24.4)	N/M
Marketable securities	4.9	8.7	(3.8)	-43.7%

Total realized loss on investments:	(48.2)	(2.8)	(45.4)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	342.3	307.8	34.5	11.2%
Real estate joint ventures and limited partnerships	93.1	120.0	(26.9)	-22.4%
Marketable securities	(57.8)	(60.0)	2.2	3.7%
Mortgage loans payable	(26.2)	65.5	(91.7)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	351.4	433.3	(81.9)	-18.9%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$303.2	$430.5	$(127.3)	-29.6%

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

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $325.0 million during the third quarter of 2014 compared to $307.7 million during the third quarter of 2013. The resulting $17.3 million net increase was primarily driven by newly acquired properties, improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office sector, most notably in the West region. Included within net unrealized gains of the Account were foreign exchange losses of $24.5 million and foreign exchange gains of $10.8 million for each respective three month period.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint venture and limited partnerships experienced net realized and unrealized gains of $57.3 million during the third quarter of 2014 compared to $108.6 million during the third quarter of 2013. The resulting $51.3 million net decrease was a result of slowing appreciation in the retail sector as well as higher distributions of earnings, as previously discussed in Income from Real Estate Joint Ventures and Limited Partnerships.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $52.9 million during the third quarter of 2014 compared to net realized and unrealized losses of $51.3 million during the third quarter of 2013, resulting in a $1.6 million net decrease. During the third quarter of 2014, the markets for REIT equities in the U.S. decreased approximately 3.4% as measured by the FTSE NAREIT All Equity REITs Index compared to a decrease of 3.5% during the third quarter of 2013. The Account’s real estate related equity securities depreciated in line with these market movements.

Additionally, the Account held $3.1 billion of investments in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $26.2 million during the third quarter of 2014 compared to unrealized gains of $65.5 million during the comparable period of 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Overall the Account’s mortgage loans have increased in value as a result of reductions in U.S. Treasury rates when compared to the comparable period, shortening of the duration of the Account’s mortgage loans, as well as increases in the Account’s loan to value ratio.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Account’s cash, cash equivalents and non-real estate-related marketable securities (liquidity) had a value of $3.1 billion, which represented 16.6% and 18.5% of the Account’s net assets at such dates, respectively. The reduction in the Account’s overall liquidity during the period was a result of real estate acquisitions.

Participant Flows: Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

During the nine months ended September 30, 2014, the Account received $1.6 billion in premiums, which included $851.0 million of participant transfers into the Account. The Account had outflows of $1.0 billion in annuity payments and withdrawals and death benefits. The Account’s outflows included $449.2 million of participant transfers out of the Account. During the nine months ended September 30, 2013, the Account received $1.7 billion in premiums, which included $1.0 billion of participant transfers into the Account. Additionally, the Account had outflows of $1.3 billion from annuity payments, withdrawals (including liquidity redemptions) and death benefits, which included $509.8 million of participant transfers out of the Account. See Note 1—Organization and Significant Accounting Policies of the consolidated financial statements as included herein.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and mid-2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA General Account purchased $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 2008 and 2009. Subsequent to 2009, the TIAA General Account has not purchased any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order.

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

As of March 31, 2013, the independent fiduciary completed the systematic redemption of all of the liquidity units held by the TIAA General Account. Approximately one-quarter of such units were redeemed evenly over the business days in each of the months of, September, and December 2012, and March 2013, representing a total of $1.3 billion redeemed during this period.

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

Net Investment Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $360.1 million for the nine months ended September 30, 2014, as compared to $273.5 million for the comparable period of 2013. Total net investment income increased as described more fully in the Results of Operations section above.

As of September 30, 2014, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 25.2% of the Account’s net assets. The Account’s real estate-related marketable securities consist of publicly traded REITs and a real estate index fund. The Account’s liquid assets continue to be available to purchase additional suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., cash withdrawals, benefit payments, or transfers).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2014, a property and its unused construction loan was sold to, and the construction loan was assumed by, Four Oaks Place, L.P., a joint venture real estate investment held within the Account. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

The Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.4% as of September 30, 2014. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of September 30, 2014, $108.0 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2014. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

Ontario Mills Industrial Portfolio—Ontario, CA

On August 28, 2014, the Account purchased two recently constructed industrial buildings in Ontario, California for $38.1 million. The industrial buildings are a combined 445,391 square feet, of which 5,200 square feet is Mezzanine.

Foundry Square II—San Francisco, CA

On September 4, 2014, the Account purchased a 50.1% interest in a joint ventrure, Foundry Square II Venture LLC, which holds an office property located in San Francisco, California. The Account purchased its interest for $140.8 million. The property was 100% leased at the time of purchase and consists of 533,801 square feet of office space, retail space and storage space. The property is encumbered by a $55.1 million mortgage loan, as further discussed in the Financings section below.

Sales

Five Oaks (Land)—Houston, TX

On July 10, 2014, the Account contributed 51% of land under development to its joint venture investment Four Oaks Place, L.P., selling the remaining 49% of the land to its venture partner for $39.0 million. The Account realized a gain of $16.5 million from the sale, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the portion of the property sold, at the date of the sale, was $22.5 million.

North 40 Office Complex—Boca Raton, FL

On July 17, 2014, the Account sold an office property located in Boca Raton, Florida for a net sale price of $34.7 million, realizing a loss from the sale of $36.2 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $70.9 million.

Glenridge Walk Apartments—Sandy Springs, GA

On August 15, 2014, the Account sold a multi-family property located in Sandy Springs, Georgia for a net sale price of $49.7 million, realizing a gain from the sale of $2.2 million, the majority of which had been previously recognized as unrealized gain in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $47.5 million.

Windsor at Lenox Park—Atlanta, GA

On August 15, 2014, the Account sold a multi-family property located in Atlanta, Georgia for a net sale price of $74.9 million, realizing a gain from the sale of $0.4 million, the majority of which had been previously recognized as unrealized gain in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $74.5 million.

DDR Joint Venture—Various, USA

On September 26, 2014, a retail property located in Willoughby Hills, Ohio was conveyed to the lender by the Account’s DDR joint venture investment, in which the Account holds an 85.0% interest. As a result, the Account realized a loss of $35.8 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations.

Financings

55 Second Street—San Francisco, CA

On September 4, 2014, the Account entered into a new mortgage loan secured by its real estate investment located at 55 Second Street in San Francisco, California, with a principal amount of $137.5 million, maturing October 1, 2026. The debt has a 3.74% interest rate and is interest only through maturity.

Foundry Square II—San Francisco, CA

On September 4, 2014, the Account’s Foundry Square II Venture LLC joint venture investment, in which the Account holds a 50.1% interest, assumed a $55.1 million mortgage loan, which represents the Account’s share, concurrent with its purchase of an office property located in San Francisco, California as discussed in the Purchases section above, maturing August 1, 2017. The debt has a 5.94% interest rate and is interest only through maturity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of September 30, 2014, represented 77.6% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2014, 22.4% of the Account’s total investments were comprised of marketable securities. Marketable securities included high-quality debt instruments (i.e., government agency notes) and predominately REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. Currently, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity.

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

•

Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. As of the date of this Form 10-Q, interest rates in the United States are at or near historic lows, which may increase the Account’s exposure to risk associated with rising interest rates; and

•

Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to a significant concentration of deposit risk. In addition, there is some risk that investments held in money market funds can suffer losses.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2014. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2014.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the thirteenth day of November, 2014.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 13, 2014	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

November 13, 2014	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)