Form 10-K
period 2014-12-31
TIAA REAL ESTATE ACCOUNT
filed 2015-03-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

The Account is regulated by the New York Department of Financial Services (“NYDFS”) formerly, the New York State Insurance Department, and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

The Real Estate Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA currently offers the Real Estate Account under the following annuity contracts:

•	RAs and GRAs (Retirement Annuities and Group Retirement Annuities)

•	SRAs (Supplemental Retirement Annuities)

•	GSRAs (Group Supplemental Retirement Annuities)

•	Retirement Choice and Retirement Choice Plus Annuities

•	GAs (Group Annuities) and Institutionally Owned GSRAs

•	Classic and Roth IRAs (Individual Retirement Annuities) including SEP IRAs (Simplified Employee Pension Plans)

•	Keoghs

•	ATRAs (After-Tax Retirement Annuities)

•	Real Estate Account Accumulation Contract

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

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests at any time. Historically, at least 70% of the Account’s net assets have comprised of such direct ownership interests in real estate.

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2014, REIT securities comprised approximately 9.2% of the Account’s net assets, and the Account held no CMBS as of such date.

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

However, from time to time, the Account’s non-real estate-related liquid investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis and/or a gross basis), especially during and immediately following periods of significant net participant outflows, in particular due to significant participant transfer activity. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in non-real estate-related liquid investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate-related investments available in the market

Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs and CMBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2014, the Account did not hold any foreign real estate investments.

Investments Summary: At December 31, 2014, the Account’s net assets totaled $19.8 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 80.5% of the Account’s net assets.

At December 31, 2014, the Account held a total of 108 real estate investments (including its interests in 15 real estate-related joint ventures), representing 72.9% of the Account’s total investments, measured on a gross asset value basis (“Total Investments”). As of that date, the Account also held investments in REIT equity securities (representing 8.2% of Total Investments), real estate limited partnerships (representing 1.6% of Total Investments), government agency notes (representing 10.7% of Total Investments) and U.S. Treasury securities (representing 6.6% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2014.

Borrowing: The Account is authorized to borrow money and assume or obtain a mortgage on a property—i.e., make leveraged real estate investments. Under the Account’s current investment guidelines, management intends to maintain the Account’s loan to value ratio (as defined below) at or below 30% (measured at the time of incurrence and after giving effect thereto). Forms of borrowing may include:

•	placing new debt on properties,

•	refinancing outstanding debt,

•	assuming debt on the Account’s properties, or

•	long term extensions of the maturity date of outstanding debt.

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

As of December 31, 2014, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $4.0 billion and the Account’s loan to value ratio was approximately 16.8%.

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

This liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. The Account pays TIAA for the liquidity guarantee through a daily deduction from the Account’s net assets. Primarily as a result of significant net participant transfers in the second half of 2008 and the first half of 2009, pursuant to this liquidity guarantee obligation, the TIAA General Account purchased an aggregate of $1.2 billion of liquidity units issued by the Account between December 2008 and June 2009. Since July 1, 2009 and through the date of filing this Annual Report on Form 10-K, no further liquidity units have been purchased.

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

Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (PTE 96-76). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. RERC, LLC, a real estate consulting firm whose principal offices are located in West Des Moines, IA (“RERC”), was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary, pursuant to an amended and restated letter agreement effective March 1, 2015, whose term expires on February 28, 2018. In February

2014, RERC was acquired by Situs Corp. (“Situs”), a real estate advisory and consulting firm, and in December 2014, Situs was acquired by an affiliate of Stone Point Capital LLC. The independent fiduciary’s responsibilities include:

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

•

Concentration Risk. The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Further, while the Account seeks diversification across its four primary property types: office, industrial, retail and multi-family properties, the Account may experience periods where it has concentration in one property type, increasing the potential exposure if there were to be an oversupply of, or a reduced demand for, certain types of real estate properties in the markets in which the Account operates.

Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. For example, the Account owns and operates a number of industrial properties, which typically feature larger tenant concentration. The insolvency and/or closing of a single tenant in one of our industrial properties may significantly impair the income generated by an industrial property, and may also depress the value of such property.

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

•

Risk of Limited Warranty. Purchasing a property “as is” or with limited warranties, which limit the Account’s recourse if due diligence fails to identify all material risks, can negatively impact the Account by reducing the value of such properties and increasing the Account’s cost to hold or sell properties.

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

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interests in real estate limited partnerships tend to be illiquid and the Account may be unable to dispose of such investments at opportune times.

•

Seller Indemnities. When the Account sells property, it is often required to provide some amount of indemnity for loss to the buyer. While the Account takes steps to try to mitigate the impact of the indemnities, such indemnities could negatively impact the sale price or result in claims by the buyer for indemnity in the future, which could increase the Account’s expenses and thereby reduce the return on investment.

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

Investment Risk Associated with Participant Transactions: The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in publicly traded liquid investments (other than real estate and real estate-related investments), comprised of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate- related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic or geopolitical conditions, the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally.

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

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2014, the Account’s non-real estate-related liquid assets comprised 19.5% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.

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

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2014, the Account’s loan to value ratio was approximately 16.8%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

Among the risks of borrowing money or otherwise investing in a property subject to a mortgage are:

•

General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, rising interest rates or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. Also, the Account’s ability to secure financing may be impaired if negative marketplace effects, such as those which followed from the worldwide economic slowdown following the banking crisis of 2008 and the subsequent sovereign debt and banking difficulties recently experienced in parts of the Eurozone, were to persist. These difficulties could include tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.

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

•

Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at above-

market rates for a significant period of time. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility.

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

Real Estate Regulatory Risks: Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multifamily properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.

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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account invests in REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2014, REIT securities comprised approximately 9.2% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.

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

RISKS OF FOREIGN INVESTMENTS

In addition to other investment risks noted above, foreign investments present the following special risks:

•

The value of foreign investments or rental income can increase or decrease due to changes in currency exchange rates, currency exchange control or market control regulations, possible expropriation or confiscatory taxation, political, social, diplomatic and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on investments and mortgage loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates may impair the Account’s returns.

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

•

Non-U.S. jurisdictions may impose withholding taxes on the Account as a result of its investment activity in that jurisdiction. TIAA may be eligible for a foreign tax credit in respect of such tax paid by the Account and such credit (if available to TIAA) would be reimbursed to the Account. However, there may be circumstances where TIAA is unable to receive some or all of the benefit of a foreign tax credit and the Account would thus not receive reimbursement, which could harm the value of the Account’s units.

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

•

We may invest from time to time in securities issued by (1) entities domiciled in foreign countries, (2) domestic affiliates of such entities and/or (3) foreign domiciled affiliates of domestic entities. Such investments could be subject to the risks associated with investments subject to foreign regulation, including political unrest or the seizure, expropriation, repatriation or nationalization of the issuer’s assets. These events could depress the value of such securities and/or make such securities harder to sell on favorable terms, if at all.

RISKS OF INVESTING IN MORTGAGE LOANS AND RELATED INVESTMENTS

The Account’s investment strategy includes, to a limited extent, investments in mortgage loans (i.e., the Account serving as lender).

•	General Risks of Mortgage Loans. The Account will be subject to the risks inherent in making mortgage loans, including:

•

The borrower may default on the loan, requiring that the Account foreclose on the underlying property to protect the value of its mortgage loan. Since its mortgage loans are usually non-recourse, the Account must rely solely on the value of a property for its security. In addition, there is a risk of delay in exercising any contractual remedies due to actions of the borrower, including, without limitation, bankruptcy or insolvency of the borrower.

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

•

Interest Rate Risk. The risk that the value or yield of fixed-income securities may decline if interest rates change. In general, when prevailing interest rates decline, the market value of fixed-income securities (particularly those paying a fixed rate of interest) tends to increase. Conversely, when prevailing interest rates increase, the market value of fixed-income securities (particularly those paying a fixed rate of interest) tends to decline. Depending on the timing of the purchase of a fixed-income security and the price paid for it, changes in prevailing interest rates may increase or decrease the security’s yield.

•

Extension Risk. The risk that during periods of rising interest rates, borrowers pay off their mortgage loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates, resulting in less income than potentially available. These risks are normally present in mortgage- backed securities and other asset-backed securities. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can lengthen depending on homeowner prepayment activity. A decline in the prepayment rate and the resulting increase in duration of fixed-income securities held by the Account can result in losses to investors in the Account.

•

Prepayment Risks. The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, the Account may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate, resulting in a decline in income.

•

Interest Limitations. The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, the Account could incur penalties or may be unable to enforce payment of the loan.

•

Risks of Investing in Mezzanine Loans. The Account may invest from time to time in mezzanine loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. The Account’s remedy may soley consist of foreclosing on the equity interest in the entity owning the property, and that interest will be junior in right of a recovery to a loan secured by the property owned by the entity. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.

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

CYBERSECURITY RISKS

The Account’s variable product business is highly dependent upon the effective operation of the computer systems and those of its business partners, including TIAA and Services. Consequently, the Account’s business is potentially susceptible to operational and information security risks resulting from a cyber- attack. These risks include, among other things, the theft, misuse, corruption and destruction of data maintained online or digitally, denial of service attacks on websites and other operational disruption and unauthorized release of confidential customer information. Cyber-attacks affecting the Account, TIAA, Services, financial intermediaries and other third party service providers (e.g., the independent fiduciary or the Account’s custodian) may adversely affect the Account and the value of your accumulation units. For instance, cyber-attacks may: interfere with the processing of contract transactions, including the processing of orders from TIAA’s website; affect the Account’s ability to calculate AUVs; cause the release and possible destruction of confidential customer or business information; impede order processing; subject the Account, TIAA and/or its service providers and financial intermediaries to regulatory fines and financial losses; and/or cause reputational damage. Cybersecurity risks may also affect the issuers of securities in which the Account invests, which may in turn cause your accumulation units to lose value. There can be no assurance that the Account or its service providers (including TIAA and Services) will avoid losses affecting your accumulation units that result from cyber-attacks or information security breaches in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

THE PROPERTIES—IN GENERAL

In the table below, participants will find general information about each of the Account’s investments as of December 31, 2014. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments are comprised of a portfolio of properties.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	782,408	79.0%	$45.02	$805.4	(4)
50 Fremont Street(20)	San Francisco, CA	1983	2004	820,077	90.7%	31.20	637.6	(4)
99 High Street	Boston, MA	1971	2005	731,710	89.2%	43.66	477.2	(4)
Fourth & Madison	Seattle, WA	2002	2004	845,533	91.1%	21.01	455.0	(4)
780 Third Avenue	New York, NY	1984	1999	497,673	89.2%	57.19	405.4	(4)
501 Boylston Street	Boston, MA	1940, 1961	2006	628,490	67.8%	46.68	392.1
Colorado Center(6)	Santa Monica, CA	1984	2004	1,059,266	98.3%	39.61	368.1
Four Oaks Place LP(14)	Houston, TX	1983	2012	1,738,794	95.3%	20.69	365.8
701 Brickell Avenue	Miami, FL	1986	2002	677,667	88.8%	31.61	320.1
1900 K Street NW	Washington, D.C.	1996	2004	344,022	90.0%	36.06	319.7
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	87.0%	21.50	317.1	(4)
55 Second Street	San Francisco, CA	2002	2014	379,328	96.0%	33.83	292.2	(4)
21 Penn Plaza	New York, NY	1931, 2012- 2014	2014	373,781	98.0%	41.66	246.6
1401 H Street NW	Washington, D.C.	1992	2006	350,787	96.7%	42.49	240.3	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	247,450	80.5%	38.13	209.8
One Boston Place(7)	Boston, MA	1970	2002	819,532	87.7%	44.54	208.6
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	100.0%	18.35	175.0
Foundry Square II(18)	San Francisco, CA	2002	2014	503,644	99.9%	31.06	158.0
Wilton Woods Corporate Campus(5)	Wilton, CT	1974, 2001	2001	531,606	91.7%	20.25	142.8
88 Kearny Street	San Francisco, CA	1986	1999	228,359	85.8%	40.62	130.7
Urban Centre	Tampa, FL	1984, 1987	2005	550,255	84.0%	27.10	113.0
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	100.0%	29.61	96.1
The Ellipse at Ballston	Arlington, VA	1989	2006	195,837	79.5%	40.46	86.8
200 Middlefield Road	Menlo Park, CA	1967, 2012- 2013	2014	41,933	100.0%	71.14	51.0
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	85.9%	24.87	49.3
Parkview Plaza	Oakbrook, IL	1990	1997	264,162	73.0%	16.99	45.6

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
3 Hutton Centre Drive	Santa Ana, CA	1985	2003	198,161	82.2%	$21.50	$45.5
8270 Greensboro Drive	McLean, VA	2000	2005	158,110	91.1%	33.92	45.3
Camelback Center	Phoenix, AZ	2001	2007	232,615	83.3%	21.93	44.5

Subtotal—Office Properties					89.6%		$7,244.6

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100.0%	$3.85	$366.4
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	100.0%	2.93	182.7
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	1,490,235	100.0%	3.53	143.4
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100.0%	4.17	128.8
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	94.6%	5.19	105.9
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	100.0%	4.97	98.5
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	80.8%	4.34	91.3
Weston Business Center	Weston, FL	1998-1999	2011	679,918	96.4%	7.69	86.6
Mohawk Distribution Center	Teterboro, NJ	1958, 1974	2013	616,992	100.0%	7.60	81.0
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	74.1%	5.10	79.2
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,748	93.5%	3.81	75.9
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100.0%	4.06	71.5
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	96.5%	3.34	71.2
Northwest Houston Industrial Portfolio	Houston, TX	1981	2014	1,010,912	94.6%	2.98	67.0
Chicago Caleast Industrial Portfolio	Chicago, IL	1974, 2005	2003	1,145,152	94.1%	4.12	66.9
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100.0%	4.47	65.5
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	94.8%	4.87	56.7
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	25.0%	3.21	47.3
Pinnacle Industrial Portfolio	Grapevine, TX	2003, 2004, 2006	2006	899,200	74.0%	2.89	42.4
Ontario Mills Industrial Portfolio	Ontario, CA	2014	2014	445,391	0.0%	—	39.6
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100.0%	4.99	37.2
Centre Pointe and Valley View	Los Angeles County, CA	1965, 1989	2004	307,685	100.0%	6.10	36.3
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100.0%	5.83	35.9
Landover Logistics	Landover, MD	2013	2014	363,050	0.7%	10.52	35.0
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100.0%	5.27	27.1
Summit Distribution Center	Memphis, TN	2002	2003	708,532	0.0%	—	16.9
Park 10 Distribution	Houston, TX	1980	2014	152,638	100.0%	3.35	13.0

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
IDI Nationwide Industrial Portfolio	Various, U.S.	1999-2004	2004	N/A	N/A	N/A	$0.6	(13)

Subtotal—Industrial Properties					87.6%		$2,169.8

RETAIL PROPERTIES
The Florida Mall(9)	Orlando, FL	1986	2002	1,146,291	100.0%	$42.31	$533.6
DDR Joint Venture(8)	Various, U.S.	Various	2007	8,774,264	94.7%	12.00	448.4
The Forum at Carlsbad	Carlsbad, CA	2003	2011	262,745	92.6%	36.33	203.0	(4)
Florida Retail Portfolio(10)	Various, FL	1974, 2005	2006	823,510	84.7%	16.51	140.1
The Shops at Wisconsin Place	Chevy Chase, MD	2007-2010	2012	117,202	96.7%	50.10	125.0	(15)
Miami International Mall(9)	Miami, FL	1982	2002	306,143	100.0%	48.31	119.6
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	100.0%	30.30	116.5
Valencia Town Center(17)	Valencia, CA	1991	2012	1,092,393	94.6%	18.21	114.3
Plaza America	Reston, VA	1995	2014	164,398	90.9%	29.23	99.4
Marketfair	West Windsor, NJ	1987	2006	242,103	91.1%	23.85	99.0
West Town Mall(9)	Knoxville, TN	1972	2002	954,282	100.0%	19.42	94.6
Mazza Gallerie	Washington, D.C.	1975	2004	294,112	91.9%	13.32	88.8
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100.0%	34.20	82.0	(4)
South Denver Marketplace	Denver, CO	1996-1998	2013	261,135	100.0%	15.67	70.6
Publix at Weston Commons	Weston, FL	2005	2006	126,922	98.9%	25.51	58.0	(4)
Northpark Village Square	Valencia, CA	1996	2011	87,094	94.1%	27.32	45.2
Southside at McEwen	Franklin, TN	2012	2014	92,470	96.9%	24.92	45.1
401 West 14th Street(19)	New York, NY	1923, 2007	2014	62,200	100.0%	144.78	35.3
1619 Walnut Street	Philadelphia, PA	1937, 2013	2013	34,047	100.0%	38.61	22.4

Subtotal—Retail Properties					95.6%		$2,540.9

OTHER COMMERCIAL PROPERTIES
425 Park Avenue(11)	New York, NY	N/A	2011	N/A	N/A	N/A	$420.0
Storage Portfolio(12)	Various, U.S.	1972, 1990	2003	1,683,038	91.2%	16.69	114.8

Subtotal—Other Commercial Properties							$534.8

Subtotal—Commercial Properties					90.3%		$12,490.1

RESIDENTIAL PROPERTIES
MiMA(16)	New York, NY	2010	2012	N/A	92.2%	N/A	$305.2
Palomino Park	Highlands Ranch, CO	1996-2001	2005	N/A	95.3%	N/A	283.3	(4)
The Corner	New York, NY	2010	2011	N/A	95.9%	N/A	270.0	(4)
The Colorado	New York, NY	1987	1999	N/A	96.7%	N/A	215.6	(4)
The Woodley	Washington, D.C.	2014	2014	N/A	17.5%	N/A	199.0
The Louis at 14th	Washington, D.C.	2013-2014	2014	N/A	54.1%	N/A	182.5

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Houston Apartment Portfolio	Houston, TX	1984-2004	2006	N/A	90.4%	N/A	$176.9
Mass Court	Washington, D.C.	2004	2012	N/A	92.5%	N/A	172.2	(4)
Stella	Marina Del Rey, CA	2013	2013	N/A	95.5%	N/A	170.1
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	90.9%	N/A	134.7	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	84.3%	N/A	131.6
Holly Street Village	Pasadena, CA	1997	2013	N/A	90.1%	N/A	128.3
The Palatine	Arlington, VA	2008	2011	N/A	93.5%	N/A	125.6	(4)
Kierland Apartment Portfolio	Scottsdale, AZ	1996-2000	2006	N/A	94.3%	N/A	118.1	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	93.9%	N/A	106.0	(4)
Circa Green Lake	Seattle, WA	2009	2012	N/A	93.0%	N/A	86.1
Township Apartments	Redwood City, CA	2014	2014	N/A	93.9%	N/A	86.0
Residence at Rivers Edge	Medford, MA	2009	2011	N/A	93.2%	N/A	84.9
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	93.8%	N/A	84.1
Regents Court	San Diego, CA	2001	2002	N/A	92.4%	N/A	81.8	(4)
Oceano at Warner Center	Woodland Hills, CA	2012	2013	N/A	93.0%	N/A	81.4
The Caruth	Dallas, TX	1999	2005	N/A	96.4%	N/A	80.6	(4)
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	80.8%	N/A	69.3
The Maroneal	Houston, TX	1998	2005	N/A	90.9%	N/A	56.8
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	91.6%	N/A	54.4
The Manor Apartments	Plantation, FL	2013	2014	N/A	93.4%	N/A	52.6
The Pepper Building	Philadelphia, PA	1927, 2010	2011	N/A	95.1%	N/A	50.9
Cliffs at Barton Creek	Austin, TX	1994	2013	N/A	85.7%	N/A	43.7
Westcreek	Westlake Village, CA	1988	1997	N/A	93.7%	N/A	39.3

Subtotal—Residential Properties					90.1%		$3,671.0

Total—All Properties—Percent Leased					90.3%		$16,161.1

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2014. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Notes to Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)	Investment was formerly named Ten & Twenty Westport Road.

(6)	This property is held in a joint venture with EOP Operating LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(7)

The Account owns a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and 0.05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(8)

This investment is held in a joint venture with DDR Corp. and consists of 26 properties located in 11 states. Fair Value shown reflects the value of the Account’s 85% interest in the joint venture, net of debt.

(9)	These investments are held in a joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(10)

This investment is held in a joint venture with Weingarten Realty Investors and contains four neighborhood and/or community shopping centers located in the Orlando and Tampa, Florida areas. Fair value shown reflects the value of the Account’s 80% interest in the joint venture.

(11)	Represents a fee interest encumbered by a ground lease real estate investment.

(12)	This investment is held in a joint venture with Storage USA. Fair value shown reflects the value of the Account’s 75% interest in the joint venture, net of debt.

(13)	The fair value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(14)

This property is held in a joint venture with Allianz. Fair value shown reflects the Account’s 51% interest in the joint venture, net of debt. The Four Oaks Place Land Development was sold to Four Oaks Place LP joint venture during the year.

(15)	Fair value shown reflects both the retail property and the Account’s 33.3% interest in a joint venture investment.

(16)	This property is held in a joint venture with RGM 42 LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(17)	This property is held in a joint venture with Valencia Town Center Associates LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(18)	This property is held in a joint venture with Norges Bank Investment Management. Fair value shown reflects the value of the Account’s 50.1% interest in the joint venture, net of debt.

(19)	This property is held in a joint venture with Taconic Investment Partners LLC. Fair value shown reflects the value of the Account’s 42.2% interest in the joint venture, net of debt.

(20)	This property was sold on February 12, 2015.

Commercial (Non-Residential) Investments

At December 31, 2014, the Account held 79 commercial (non-residential) investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Fourteen of these investments were held through joint ventures, and 21 were subject to mortgages (including ten joint venture investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•	Office. 29 investments containing approximately 15.8 million square feet located in ten states and the District of Columbia.

•

Industrial. 28 investments containing approximately 28.4 million square feet located in ten states. One of the industrial investments no longer contains an active property but is reporting a residual equity value; it is not included in the square footage or fair value calculation.

•

Retail. 20 investments containing approximately 17.0 million square feet located in 15 states and the District of Columbia. One of the retail investments is an 85% interest in a portfolio containing 26 individual retail shopping centers primarily located throughout the Eastern and Southern regions.

•	Other-Land (425 Park Avenue). The Account has a fee interest real estate investment encumbered by a ground lease located in New York, NY.

•	Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2014 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Office Properties	Percentage of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(1)	782,956	5.0%	1.3%
Salesforce.com Inc(2)(4)	502,348	3.2%	0.8%
Microsoft Corporation(2)	479,193	3.0%	0.8%
The Bank of New York Mellon Corporation(3)(4)	470,628	3.0%	0.8%
Crowell & Moring LLP(2)	414,464	2.6%	0.7%
Atmos Energy Corporation(2)	312,238	2.0%	0.5%
Yahoo! Inc.(1)	307,134	1.9%	0.5%
GE Healthcare(2)	294,306	1.9%	0.5%
Bridgewater Associates LP(2)	227,883	1.4%	0.4%
Pearson Education, Inc.(2)	225,299	1.4%	0.4%

Major Industrial Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Industrial Properties	Percentage of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(2)	1,099,112	3.9%	1.8%
Regal West Corporation(2)	968,535	3.4%	1.6%
Restoration Hardware, Inc.(2)	886,052	3.1%	1.4%
Kumho Tire U.S.A. Inc.(2)	830,485	2.9%	1.4%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.4%	1.1%
R.R Donnelley & Sons Company(2)	659,157	2.3%	1.1%
Rheem Sales Company, Inc.(2)	656,600	2.3%	1.1%
Global Equipment Company, Inc.(2)	647,228	2.3%	1.1%
Mohawk Carpet Distribution LP(2)	616,992	2.2%	1.0%
Campbell Soup Supply Company LLC(2)	573,000	2.0%	0.9%

Major Retail Tenants	Occupied Square Feet	Percentage of Total Rentable Area of Account’s Retail Properties	Percentage of Total Rentable Area of Non-Residential Properties

Dick’s Sporting Goods, Inc.(1)	415,902	2.5%	0.7%
Ross Stores, Inc.(1)	399,205	2.4%	0.7%
Kohl’s Corporation(1)	349,777	2.1%	0.6%
PetSmart, Inc.(3)	332,745	2.0%	0.5%
J.C. Penney Corporation, Inc(1)	327,027	1.9%	0.5%
Sears, Roebuck & Co.(1)	304,465	1.8%	0.5%
Bed Bath & Beyond, Inc.(3)	279,347	1.6%	0.5%
Publix Super Markets, Inc.(3)	277,615	1.6%	0.5%
Michaels Stores, Inc.(3)	267,821	1.6%	0.4%
Best Buy Co., Inc.(3)	267,791	1.6%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly owned property investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

(4)	Tenant occupied space within an investment that has been sold subsequent to date of this report.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2025 and after, in the Account’s commercial (non-residential) properties that are both wholly owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2014 or are month to month leases.

Office Properties

Year of Lease Expiration	Number of Tenants With Expiring Leases	Rental Income Associated With Such Leases (in millions)(1)	Expiring Rent as a Percentage of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of the Account’s Office Properties Represented by Expiring Leases

2015	173	$38.4	3.0%	2,014,764	12.8%
2016	149	30.1	2.4%	1,538,019	9.7%
2017	136	22.9	1.8%	1,088,130	6.9%
2018	118	31.3	2.5%	1,681,040	10.7%
2019	86	27.1	2.1%	1,339,283	8.5%
2020	58	29.3	2.3%	827,736	5.2%
2021	37	16.6	1.3%	1,668,615	10.6%
2022	34	11.7	0.9%	687,394	4.4%
2023	22	5.6	0.4%	553,084	3.5%
2024	27	18.6	1.5%	668,014	4.2%
Thereafter	37	83.0	6.5%	1,529,130	9.7%

Total	877	$314.6	24.7%	13,595,209	86.2%

Industrial Properties

Year of Lease Expiration	Number of Tenants With Expiring Leases	Rental Income Associated With Such Leases (in millions)(1)	Expiring Rent as a Percentage of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of the Account’s Industrial Properties Represented by Expiring Leases

2015	95	$20.4	1.6%	6,600,234	23.2%
2016	89	9.2	0.7%	4,281,704	15.1%
2017	83	7.1	0.6%	3,123,582	11.0%
2018	49	9.8	0.8%	4,536,417	16.0%
2019	41	5.5	0.4%	1,308,481	4.6%
2020	16	4.6	0.4%	2,104,495	7.4%
2021	3	2.4	0.2%	414,876	1.5%
2022	7	3.2	0.3%	1,497,191	5.3%
2023	5	1.8	0.1%	399,825	1.4%
2024	2	0.7	0.1%	275,208	1.0%
Thereafter	5	0.7	0.1%	114,272	0.4%

Total	395	$65.4	5.3%	24,656,285	86.9%

Retail Properties

Year of Lease Expiration	Number of Tenants With Expiring Leases	Rental Income Associated With Such Leases (in millions)(1)	Expiring Rent as a Percentage of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	Percentage of Total Rentable Area of the Account’s Retail Properties Represented by Expiring Leases

2015	276	$13.4	1.1%	1,528,016	9.0%
2016	281	17.0	1.3%	2,321,316	13.7%
2017	247	13.1	1.0%	1,691,435	10.0%
2018	202	15.3	1.2%	1,545,069	9.1%
2019	192	14.7	1.2%	1,665,001	9.8%
2020	134	7.6	0.6%	569,496	3.4%
2021	111	8.3	0.7%	591,484	3.5%
2022	76	6.3	0.5%	947,155	5.6%
2023	99	9.8	0.8%	664,769	3.9%
2024	81	7.8	0.6%	560,806	3.3%
Thereafter	48	18.2	1.4%	1,111,752	6.6%

Total	1,747	$131.5	10.4%	13,196,299	77.9%

(1)

Rental income includes income from wholly owned properties, which is shown as Rental income on the Consolidated Statements of Operations, as well as income from properties held in joint venture investments, which is included in Income from real estate joint ventures and limited partnerships on the Consolidated Statements of Operations.

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

The table below details the leasing activity during the year ended December 31, 2014.

Leasing Activity (sq. ft.)

Vacant space beginning of year	5,884,458
Vacant space acquired during the year	901,396
Vacant space disposed of during the year	(222,462)
Vacant space placed into service during the year	(6,554,021)
Expiring leases during the year	5,917,179

Vacant space end of year	5,926,550

Average remaining lease term*	44 Months

*	Includes office, industrial and retail properties.

The Account currently anticipates leases representing approximately 16.1% of net rentable area to expire throughout 2015. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.

Residential Properties

The Account’s residential property investment portfolio consisted of 29 properties as of December 31, 2014, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The portfolio contains approximately 9,700 units located in 10 states and the District of Columbia. The portfolio was 90.1% leased as of December 31, 2014. Eleven of the residential properties in the portfolio are subject to mortgages. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The

Account is responsible for the expenses of operating its residential properties. As of December 31, 2014, the Account’s residential properties had an aggregate fair value of approximately $3.7 billion.

The table below contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2014.

Property	Location	Number Of Units	Average Unit Size (Square Feet)	Avg. Rent Per Unit/ Per Month

Palomino Park(1)	Highlands Ranch, CO	1,184	1,096	$1,453
Houston Apartment Porfolio(1)	Houston, TX	877	1,158	1,672
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	1,078
MiMA	New York, NY	651	792	5,442
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	889	1,252
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,549
Holly Street Village	Pasadena, CA	374	875	1,822
Mass Court	Washington, DC	371	835	2,391
The Caruth	Dallas, TX	338	1,167	1,777
The Maroneal	Houston, TX	309	928	1,548
The Louis at 14th	Washington, DC	268	665	2,360
The Palatine	Arlington, VA	262	1,055	2,634
Regents Court	San Diego, CA	251	886	1,808
Larkspur Courts	Larkspur, CA	248	1,001	2,826
Stella	Marina Del Rey, CA	244	970	3,200
Oceano at Warner Center	Woodland Hills, CA	244	935	1,916
The Colorado	New York, NY	239	666	3,624
Residences at Rivers Edge	Medford, MA	222	955	2,382
The Woodley	Washington, DC	212	1,117	4,617
Cliffs at Barton Creek	Austin, TX	210	952	1,487
Circa Green Lake	Seattle, WA	199	765	1,989
The Manor	Plantation, FL	197	977	1,848
The Corner	New York, NY	196	837	6,274
The Legacy at Westwood	Los Angeles, CA	187	1,181	3,833
The Pepper Building	Philadelphia, PA	185	820	1,781
Prescott Wallingford Apartments	Seattle, WA	154	665	1,681
Township Apartments	Redwood City, CA	132	914	3,113
Westcreek	Westlake Village, CA	126	951	2,016
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	3,183

(1)	Represents a portfolio containing multiple properties.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2014 to December 31, 2014, the high and low accumulation unit values for the Account were $335.910 and $298.817, respectively. For the period January 1, 2013 to December 31, 2013, the high and low accumulation unit values for the Account were $298.981 and $272.924, respectively.

Holders. The approximate number of Account contract owners at December 31, 2014 was 1,024,000.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Investment income:
Real estate income, net	$457.0	$391.0	$388.7	$435.6	$421.1
Income from real estate joint ventures and limited partnerships	148.1	104.7	80.9	86.4	89.3
Dividends and interest	47.7	45.1	35.3	22.4	8.6

Total investment income	652.8	540.8	504.9	544.4	519.0
Expenses	163.0	145.1	136.7	121.3	95.8

Investment income, net	489.8	395.7	368.2	423.1	423.2
Net realized and unrealized gains on investments and mortgage loans payable	1,628.4	1,060.2	1,011.2	1,076.0	757.0

Net increase in net assets resulting from operations	2,118.2	1,455.9	1,379.4	1,499.1	1,180.2
Participant transactions	802.9	916.3	894.8	1,225.0	1,743.0
TIAA redemption of Liquidity Units	—	(325.4)	(940.3)	—	—

Net increase in net assets	$2,921.1	$2,046.8	$1,333.9	$2,724.1	$2,923.2

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total assets	$22,408.7	$19,417.1	$17,378.6	$15,749.9	$12,839.9
Total liabilities	2,579.7	2,509.2	2,517.5	2,222.7	2,036.8

Total net assets	$19,829.0	$16,907.9	$14,861.1	$13,527.2	$10,803.1

Number of per accumulation unit amounts	57.9	55.3	53.3	53.4	48.1

Net asset value, per accumulation unit	$335.393	$298.872	$272.569	$247.654	$219.173

Mortgage loans payable	$2,373.8	$2,279.1	$2,282.6	$2,028.2	$1,860.2

Quarterly Selected Financial Data

The following quarterly selected unaudited financial data for each full quarter of 2014 and 2013 are derived from the consolidated financial statements of the Account for the years ended December 31, 2014 and 2013 (amounts in millions).

	2014				Year Ended December 31, 2014
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$106.9	$128.5	$124.7	$129.7	$489.8
Net realized and unrealized gain on investments and mortgage loans payable	289.1	457.5	303.2	578.6	1,628.4

Net increase in net assets resulting from operations	$396.0	$586.0	$427.9	$708.3	$2,118.2

Total return	2.33%	3.32%	2.32%	3.73%	12.22%

	2013				Year Ended December 31, 2013
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$84.1	$98.0	$91.4	$122.2	$395.7
Net realized and unrealized gain on investments and mortgage loans payable	196.1	287.9	430.5	145.7	1,060.2

Net increase in net assets resulting from operations	$280.2	$385.9	$521.9	$267.9	$1,455.9

Total return	1.88%	2.54%	3.29%	1.62%	9.65%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2014 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2014 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators are summarized in the table below. U.S. Gross Domestic Product (“GDP”) grew by 2.6% in the fourth quarter of 2014 following growth of 4.6% and 5.0% in the second and third quarters of 2014, respectively. While fourth quarter growth came in below economists’ expectations, consumer spending, a primary driver of economic growth, grew 4.3% following growth of 3.2% in the third quarter. Other contributors to growth included residential investment, business inventory growth, and exports, which were consistent with growth drivers in the second and third quarters. However, an increase in imports, a modest decline in non-residential investment, and a decline in federal government defense spending reduced overall GDP growth. For 2014 as a whole, GDP grew by 2.4% which was the strongest annual growth in the U.S. economy in four years. Economic activity was characterized by a pickup in employment growth, industrial production, and consumer spending over the course of the year and is expected to sustain GDP growth in 2015.

Economic Indicators*

	2014	1Q 2014	2Q 2014	3Q 2014	4Q 2014	Forecast
						2015	2016
Economy(1)
Gross Domestic Product (GDP)	2.4%	-2.1%	4.6%	5.0%	2.6%	3.2%	2.9%
Employment Growth (Thousands)	3,116	579	852	712	973	3,300	3,500
Unemployment Rate	6.2%	6.6%	6.1%	5.9%	5.6%	5.4%	5.0%
Interest Rates(2)
10 Year Treasury	2.5%	2.8%	2.6%	2.5%	2.3%	2.4%	3.2%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated time period.

Following its January 27-28, 2015 meeting, the Federal Open Market Committee (“FOMC”) released a statement noting that the economy continued to expand at a moderate pace due to strengthening of labor market conditions and rising levels of household spending. The FOMC also “reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate.” Further, the FOMC “judges that it can be patient in beginning to normalize the stance of monetary policy” and that “it likely will be appropriate to maintain the 0 to 0.25% target range for a considerable time.” Despite market expectations that the Fed will ultimately raise interest rates in 2015, yields on ten year Treasuries declined during the fourth quarter and fell below 2.0% in January 2015, due to concerns about slowing global growth.

Blue Chip economists expect the healthy growth of 2014 to continue through 2015. GDP is expected to grow by 3.2% in 2015, driven by steady growth in consumer spending and stronger employment growth. Consumers will benefit from the recent sharp decline in oil prices which Moody’s Analytics estimates will put an extra $100 billion in consumers’ pockets during 2015. Stronger employment growth in 2015 is expected to push the unemployment rate down further and ultimately lead to meaningful wage growth as labor market conditions tighten. While the housing market moderated in 2014, home sales and housing construction are expected to pick up in 2015 as Fannie Mae and Freddie Mac relax lending standards. Improvement in the housing market would generate ancillary economic benefits due to increases in construction employment and household spending on home furnishings and home improvements. While domestic forces are supportive of stronger growth, concerns about a slowdown in the global economy escalated during the fourth quarter. Markets became concerned about slowing growth in China, Japan and Europe along with the implications for the export-based economies of emerging markets. These concerns caused major stock indices to tumble in December 2014, including a 5% decline in the S&P 500 in a one week period. Markets have remained volatile thus far in 2015 as investors remain skittish. The European Central Bank’s recent announcement of plans to begin purchasing €60 billion per month of public and private bonds through September 2016 has spurred hopes that its “quantitative easing” program will stimulate the sluggish European economy. For the U.S. economy, weaker global growth does not substantially affect near term prospects, although weaker global growth and the recent surge in the value of the dollar would slow exports and growth in the manufacturing sector.

An increase in interest rates could also dampen growth. While the FOMC expects that “it likely will be appropriate to maintain the 0 to 1/4 percent target range for a considerable time,” the majority of economists responding to the Blue Chip survey expect the FOMC to start raising the federal funds rate in the latter half of 2015. However, increases in the fed funds rate during 2015 are expected to be relatively modest with the midpoint of the fed funds rate target anticipated to be 1.0% as of year-end 2015 as compared with 0.125% currently. Though growth may moderate if the FOMC raises interest rates, growth would still be healthy with the economy benefitting from the recent decline in oil prices which Blue Chip economists expect to boost 2015 GDP growth by 0.25%.

With GDP growth of 3.2% expected in 2015 and employment projected to grow by 3.3 million, economic conditions would be in line with the inherent growth potential of the U.S. economy. Growth of this magnitude, in turn, would provide support for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets and sales activity remained strong during the fourth quarter of 2014. Tenant demand for space remained at or above third quarter levels across the nation. Construction has increased from the lows of recent years but remains moderate and real estate market fundamentals continued to improve across all sectors. Sales of office, industrial, retail, multi-family, and other commercial properties totaled $110 billion in the fourth quarter, up from $105 billion in third quarter 2014 and $96 billion in the fourth quarter of 2013. Sales for 2014 as a whole totaled an estimated $367 billion, a 16% increase compared to 2013.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 2.8% during the fourth quarter of 2014 compared with a gain of 2.1% in the third quarter of 2014. For 2014 as a whole, the CPPI increased 10% as property values benefited from stronger economic growth, improving property market fundamentals, and robust investor demand. In its December 2014 report, Green Street Advisors noted, “values across all major property sectors are now above the then-peak levels reached in 2007.”

The NAREIT All Equity REIT index return was 12.9% during the fourth quarter of 2014 following a decline of 2.5% in the third quarter of 2014. Despite the increase, Green Street Advisors concluded in its January 5, 2015 Real Estate Securities Monthly that REIT prices were “fairly valued” based on a comparison of current and prospective REIT yields and returns with those of private real estate as well as fixed income investments like corporate and high-yield bonds.

Commercial property returns were positive for the twentieth consecutive quarter during the fourth quarter of 2014. For the quarter ending December 31, 2014, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) equal weight returns net of fees were 2.88%, consisting of a 0.97% income return and a 1.91% capital return. By comparison, the total return for third quarter 2014 was 3.24%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of December 31, 2014 are provided in the following table. These markets represent 54.9% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	78.7%	14	16.3%	11.9%
New York-White Plains-Wayne, NY-NJ	95.4%	8	12.2%	8.9%
Los Angeles-Long Beach-Glendale, CA	93.5%	13	10.3%	7.5%
San Francisco-San Mateo-Redwood City, CA	92.2%	7	9.2%	6.7%
Boston-Quincy, MA	81.7%	4	6.9%	5.0%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

The market value weighted occupancy in certain top markets may vary from quarter to quarter due to the Account’s investment strategy of selectively acquiring recently constructed properties that may be vacant or in their initial lease-up phase when acquired. This investment strategy provides the Account with greater opportunity to access properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. In the case of the Washington DC metro, the value weighted occupancy of properties located there is lower in large part because of two newly constructed apartment properties and one recently constructed industrial property that were vacant when acquired and are now in their initial lease-up phase. In Boston, the percentage leased does not include recent leases at one of the Account’s properties that have been executed but the space is not yet occupied by the new tenants.

Office

According to CB Richard Ellis Econometric Advisors (“CBRE-EA”), the national office vacancy rate declined to 13.9% in the fourth quarter of 2014 as compared to 14.1% in the third quarter of 2014. The national office vacancy rate, which started the year at 14.9%, declined over the course of 2014 as the U.S. economy gained momentum. Office market fundamentals have strengthened as modest levels of construction, coupled with stronger demand and declining vacancies, generated average rent growth of 4.5% in 2014.

The vacancy rate for the Account’s office portfolio declined to 10.4% as of fourth quarter 2014 as compared with 11.0% in the third quarter of 2014. As shown in the table below, the average vacancy rate of the Account’s properties in four of its top five markets were at or below their respective market averages. In Washington DC, the Account’s top office market, the average vacancy rate of the Account’s properties remained elevated but below the market average at 14.4% as leasing activity remained slow due in part to weaker leasing from federal government agencies related to cutbacks in government spending. The average vacancy of the Account’s properties in Boston also remained elevated at 17.5%; however, the current vacancy rate does not include recent leases at one of the Account’s properties that have been executed but the space is not yet occupied by new tenants, which would reduce the vacancy rate to 10.6%. The vacancy rate of the Account’s New York properties declined to 7.0% due to a recent acquisition which was 98% leased and additional leasing at the Account’s existing property.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q4	2014 Q3	2014 Q4	2014 Q3

Office	Account/Nation			10.4%	11.0%	13.9%	14.1%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,497.5	6.8%	14.4%	14.1%	16.3%	16.1%
2	San Francisco-San Mateo-Redwood City, CA	$1,269.6	5.7%	6.3%	8.0%	7.3%	7.7%
3	Boston-Quincy, MA	$1,077.9	4.9%	17.5%	17.1%	10.7%	11.2%
4	New York-White Plains-Wayne, NY-NJ	$652.0	2.9%	7.0%	16.8%	8.8%	8.5%
5	Seattle-Bellevue-Everett, WA	$630.0	2.8%	5.5%	5.5%	11.0%	11.4%

*	Source: CBRE-EA.

Historically, the financial services sector has been a significant source of office space demand; however, demand collapsed in the wake of the Great Recession. More recently, new industry regulations have slowed companies’ hiring and the need for additional space. However, demand may soon increase, as the financial services sector added 35,000 jobs in the fourth quarter and 120,000 in 2014 as a whole. Professional and business services have also been a significant source of demand and particularly over the past year as the sector added 190,000 jobs in the fourth quarter and 730,000 in all of 2014. One exception within the sector has been legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms and libraries, a law industry trend which is likely to persist through 2015 and beyond. While employee space standards for all office users have declined slowly in recent years, law firms had traditionally had more generous space allocations both for employees and ancillary space. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, and New York, where rent growth surpassed the national average in 2014. Houston has benefited from growth in energy-related industries but the recent sharp decline in the price of oil is likely to reduce space demand from energy companies in the near term. On the whole, continued improvement in office market conditions during 2015 appears likely given recent employment and office employment growth trends.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the fourth quarter due to ongoing growth in U.S. GDP and industrial production coupled with healthy global trade flows. During the fourth quarter of 2014, the national industrial availability rate fell to 10.3% as compared to 10.5% in the third quarter of 2014. The national industrial availability rate has declined steadily from its peak of 14.5% in the third quarter of 2010 and national rent growth improved to 4.8% in 2014. Coastal port markets continued to benefit from the growth in trade, though market conditions in major inland markets like Atlanta, Chicago and Dallas have also improved significantly. The steady improvement in industrial market fundamentals resulted in average rent growth of 4.8% nationally in 2014. Top coastal markets like Riverside, Seattle and New York recorded double digit rent growth.

The vacancy rate for the Account’s industrial property portfolio averaged 12.4% in the fourth quarter of 2014, up from 11.5% in the third quarter. The vacancy rate increased in large part due to the two recent acquisitions which at the time of acquisition were in their initial lease-up. These two investments are newly constructed, high quality properties in top industrial markets with strong long term growth prospects. Excluding these two properties, the vacancy rate of the Account’s industrial property portfolio averaged 9.9%. As shown in the following table, the vacancy rate of the Account’s properties in three of its top five industrial markets remained below their respective market averages. In Riverside, the Account’s top market, the average vacancy rate of the Account’s properties averaged 6.1%. Excluding a recently constructed property that was vacant when acquired, all of the space in the Account’s other Riverside properties remained fully leased. The average vacancy rate in the Account’s Dallas properties increased to 5.1% due to the loss of a large tenant. Marketing of the space to prospective tenants has begun. The average vacancy rate in the Account’s Ft. Lauderdale properties remained elevated due to space vacated by a large tenant. The space has been subdivided and is being marketed to accommodate moderate-sized tenants that are prevalent in the market.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q4	2014 Q3	2014 Q4	2014 Q3

Industrial	Account/Nation			12.4%	11.5%	10.3%	10.5%

1	Riverside-San Bernardino-Ontario, CA	$678.2	3.1%	6.1%	6.1%	7.8%	8.3%
2	Los Angeles-Long Beach-Glendale, CA	$240.7	1.1%	2.3%	4.6%	5.5%	5.7%
3	Tacoma, WA	$227.1	1.0%	7.6%	3.6%	6.7%	7.2%
4	Dallas-Plano-Irving, TX	$225.0	1.0%	5.1%	0.0%	10.3%	10.1%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$165.8	0.7%	16.2%	16.2%	10.5%	11.0%

*	Source: CBRE-EA.

Multi-Family

U.S. apartment markets remained tight. The national vacancy rate averaged 4.4% in the fourth quarter as compared with 4.3% in the third quarter. Rents grew steadily over the course of 2014, with the strongest growth occurring in metro areas with sizeable technology sectors, such as Denver, San Francisco and San Jose. Construction has picked up nationally but markets readily absorbed the new supply in 2014. However, additional supply is slated to be delivered in 2015 and rent growth is expected to moderate, in response, over the near term. Nonetheless, apartment market prospects remain promising due to favorable demographic trends and strengthening employment growth.

The vacancy rate of the Account’s multi-family portfolio averaged 9.9% in the fourth quarter of 2014 as compared with 10.2% in the third quarter. The portfolio vacancy rate is above the national average in large part due to the recent acquisition of two newly constructed properties in Washington, DC. Excluding these two properties, the vacancy rate of the Account’s portfolio averaged 7.2%. The average vacancy rate of the Account’s properties in Washington, DC, was 23.8% but 6.7% excluding these recent acquisitions. The two properties are currently in the initial lease-up stage and 85 units were leased during the quarter, bringing their average occupancy rate to 38%. In New York, the average vacancy rate of the Account’s properties declined to 6.2% due to the completion of the first phase of a renovation program at one of the properties and the releasing of those units. The renovation program, which required vacating several floors and combining units to create larger apartments, resulted in significant rent increases for new units. Additional unit renovations are planned in 2015. In Los Angeles, the average vacancy rate of properties owned by the Account remained above the market average at 7.8% due in part to ongoing renovation programs at two of the properties which requires units to be vacant for 30 days or more while renovations are completed and units are re-leased. The increase in the vacancy rate of the Account’s Houston properties was largely due to new construction being delivered to the market.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2014 Q4	2014 Q3	2014 Q4	2014 Q3

Apartment	Account/Nation			9.9%	10.2%	4.4%	4.3%

1	New York-White Plains-Wayne, NY-NJ	$790.8	3.6%	6.2%	9.1%	5.4%	5.3%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$785.3	3.5%	23.8%	28.9%	4.8%	4.3%
3	Los Angeles-Long Beach-Glendale, CA	$514.5	2.3%	7.8%	7.3%	2.9%	3.0%
4	Denver-Aurora, CO	$283.3	1.3%	4.7%	6.1%	3.2%	3.4%
5	Houston-Sugar Land-Baytown, TX	$233.7	1.1%	9.4%	5.7%	5.2%	5.2%

*	Source: CBRE-EA.

Retail

Retail sales growth was flat in the fourth quarter. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts increased just 0.1% in the fourth quarter of 2014 compared with the third quarter. However, sales increased 3.0% compared with the fourth quarter of 2013, and retail markets benefited from moderate growth in retail sales throughout 2014. Availability rates in neighborhood and community centers continued their gradual decline, dropping to an average of 11.4% in the fourth quarter as compared with 11.5% as of the end of the third quarter. The slow improvement in retail market conditions resulted in average rent growth of just 0.8% nationally in 2014. The vacancy rate for the Account’s retail portfolio remained low, averaging 4.4% during the fourth quarter as compared with 3.8% in the third quarter. The vacancy rate of the Account’s retail portfolio remained below the national average primarily due to the overall high quality of the retail portfolio. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the Account’s square footage and have an average vacancy rate of 1.5%.

Outlook

Commercial real estate fundamentals continued to improve during the fourth quarter of 2014 as a result of stronger employment growth, minimal construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns compared with other asset classes. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy related markets had been experiencing strong growth as well; however, the recent sharp decline in oil prices has caused oil companies to cut production, slash exploration budgets, and begin layoffs until oil prices stabilize. Conditions have also been weaker in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until government and defense spending recovers. While regional prospects differ, prospects for the U.S. economy as a whole appear stronger than they have been in a number of years given the acceleration in economic activity over the course of 2014. However, prospects for the global economy have weakened, and geopolitical and terrorist risks remain. Despite uncertainty about the global economy, the U.S. economy appears positioned for continued growth even if the global economy softens. If U.S. economic conditions generally fall in line with economists’ expectations, U.S. real estate market conditions are likely to experience further improvement in 2015.

The Account completed two acquisitions in the fourth quarter of 2014, acquiring an office building in Manhattan’s growing West Side and a 197 unit apartment complex in a top South Florida market. There were also three dispositions in the quarter, consisting of a retail property in Paris, an office building in San Francisco, and a portfolio of four Houston apartment buildings. Activities were consistent with the Account’s strategy of investing in high quality properties in target markets, managing overall exposure in target office markets, and disposing of properties in non-target markets or those with limited future growth potential.

Management continued to maintain the Account’s income returns through aggressive property management and leasing in combination with expense management. As of the fourth quarter of 2014, the Account’s holdings were 90.3% leased as compared with 90.4% as of the third quarter of 2014. During the fourth quarter of 2014, the Account generated a 3.73% total return. The Account’s real estate assets generated a leveraged 1.18% income return and a 2.65% capital return. As shown in the graph below, real estate asset returns for the fourth quarter of 2014 were the nineteenth consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s liquidity position in a manner that maintains adequate reserves for new property acquisitions, the potential redemption of units from participants, capital expenditures for existing properties, property and Account operating expenses. Management intends to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns. During 2015, management intends to maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent quarters and believes that the current interest rate environment can still provide opportunities to further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.8 billion portfolio consists of a mix of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 12.9% during the fourth quarter of 2014, consistent with the strength in the overall REIT market during the quarter.

Based on the economic and real estate market outlook for 2015, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong operating histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of December 31, 2014

As of December 31, 2014, the Account had total net assets of $19.8 billion, a 17.3% increase from December 31, 2013. The increase in the Account’s net assets was primarily due to net participant inflows into the Account and net appreciation in value of the Account’s investments.

As of December 31, 2014, the Account owned a total of 108 real estate investments (of which 93 were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 29 office investments (including four held in joint ventures), 28 industrial investments (including one held in a joint venture), 29 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities and one fee interest encumbered by a ground lease. Of the real estate investments, 32 are subject to debt (including 11 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of December 31, 2014 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2014 was $4.0 billion, which represented a loan to value ratio of 16.8%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.0% of total real estate investments and 3.6% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

During 2014, the Account purchased 13 wholly owned real estate investments for $1.4 billion and two joint venture investments for $175.0 million, net of $92.3 million in mortgage loans payable, as displayed in the following table.

Property Investments Acquired in 2014

(In millions)
Property Name	Property Type	City	State	Net Acquisition Cost	Joint Venture Ownership Percentage	Mortgage Loan Payable	Net Investment
Wholly Owned
Landover Logistics Center	Industrial	Landover	MD	$35.0	N/A	$—	$35.0
Township Apartments	Apartments	Redwood City	CA	83.2	N/A	—	83.2
200 Middlefield Road	Office	Menlo Park	CA	49.8	N/A	—	49.8
55 Second Street	Office	San Francisco	CA	268.9	N/A	—	268.9
The Louis at 14th	Apartments	Washington	DC	179.4	N/A	—	179.4
Plaza America	Retail	Reston	VA	98.1	N/A	—	98.1
Northwest Houston Industrial Portfolio	Industrial	Houston	TX	65.2	N/A	—	65.2
Park 10 Distribution Center	Industrial	Houston	TX	13.4	N/A	—	13.4
Southside at McEwen	Retail	Franklin	TN	44.3	N/A	—	44.3
The Woodley	Apartments	Washington	DC	198.3	N/A	—	198.3
Ontario Mills Industrial Portfolio	Industrial	Ontario	CA	38.1	N/A	—	38.1
The Manor Apartments	Apartments	Plantation	FL	52.3	N/A	—	52.3
21 Penn Plaza	Office	New York	NY	242.2	N/A	—	242.2

Total Wholly Owned				$1,368.2		$—	$1,368.2

Joint Ventures
401 West 14th Street	Retail	New York	NY	$71.4	42.2%	$37.2	$34.2
Foundry Square II	Office	San Francisco	CA	195.9	50.1%	55.1	140.8

Total Joint Ventures				$267.3		$92.3	$175.0

Total				$1,635.5		$92.3	$1,543.2

During 2014, the Account sold ten wholly owned real estate investments for a net sales price of $933.8 million, realizing a gain of $69.8 million. The Account’s DDR Joint Venture investment conveyed to the lender one property that was part of the DDR retail portfolio, realizing a loss of $35.8 million.

Property Investments Sold in 2014

(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)
Wholly Owned
Plantation Grove	Retail	Ocoee	FL	$11.8
Suncrest Village Shopping Center	Retail	Orlando	FL	13.7
725 Darlington Ave—Konica Imaging HQ	Industrial	Mahwah	NJ	19.9
Five Oaks(1)	Land (Under development)	Houston	TX	39.0
North 40 Office Complex	Office	Boca Raton	FL	34.7
Glenridge Walk Apartments	Apartments	Sandy Springs	GA	49.7
Windsor at Lenox Park	Apartments	Atlanta	GA	74.9
Houston Apartment Portfolio(2)	Apartments	Houston	TX	110.2
Printemps De L’Homme	Retail	Paris	France	282.4
275 Battery Street	Office	San Francisco	CA	297.5

Total Wholly Owned				$933.8

Joint Ventures
DDR Joint Venture(3)	Retail	Willoughby Hills	OH	$—

Total Joint Ventures				$—

Total				$933.8

(1)	The Account contributed 51% of land under development to its joint venture investment Four Oaks Place, L.P., selling the remaining 49% to its joint venture partner.

(2)	Four assets held within the Houston Apartment Portfolio were sold during the quarter ended December 31, 2014.

(3)	The Account’s DDR joint venture investment conveyed to the lender the property that secured a $6.4 million mortgage.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at December 31, 2014.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.9%	16.8%	6.9%	0.3%	44.9%
Apartment	10.6%	8.6%	3.5%	—	22.7%
Retail	4.0%	3.9%	7.5%	0.3%	15.7%
Industrial	1.4%	7.4%	3.8%	0.9%	13.5%
Other(2)	2.8%	0.2%	0.1%	0.1%	3.2%

Total	39.7%	36.9%	21.8%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$805.4	(2)	5.0%	3.6%
50 Fremont Street(10)	San Francisco	CA	Office	637.6	(3)	3.9%	2.9%
The Florida Mall	Orlando	FL	Retail	533.6	(4)	3.3%	2.4%
99 High Street	Boston	MA	Office	477.2	(5)	3.0%	2.2%
Fourth and Madison	Seattle	WA	Office	455.0	(6)	2.8%	2.1%
DDR Joint Venture	Various	USA	Retail	448.4	(7)	2.8%	2.0%
425 Park Avenue	New York	NY	Land	420.0		2.6%	1.9%
780 Third Avenue	New York	NY	Office	405.4	(8)	2.5%	1.8%
501 Boylston Street	Boston	MA	Office	392.1		2.4%	1.8%
Colorado Center	Santa Monica	CA	Office	368.1	(9)	2.3%	1.7%

(1)

Fair value as reported in the December 31, 2014 Consolidated Schedules of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $472.5 million.

(3)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $437.6 million.

(4)

This property is a held in a joint venture with Simon Property Group, L.P., in which the Account holds a 50% interest, and is presented net of debt. As of December 31, 2014 this debt had a fair value of $190.8 million.

(5)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $292.2 million.

(6)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $253.5 million.

(7)

This investment is held in a joint venture with DDR Corp., in which the Account holds an 85% interest, and consists of 26 retail properties located in 11 states and is presented net of debt. As of December 31, 2014, this debt had a fair value of $684.8 million.

(8)	This property investment is presented gross of debt. The value of the Account’s interest less the fair value of leverage was $235.9 million.

(9)

This property is held in a joint venture with EOP Operating LP, in which the Account’s holds 50% interest, and is presented net of debt. As of December 31, 2014, this debt had a fair value of $125.0 million.

(10)	This property was sold on February 12, 2015.

As of December 31, 2014, the Account held 72.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.7% of total investments, real estate-related equity securities representing 8.2% of total investments, U.S. Treasury securities representing 6.6% of total investments, and real estate limited partnerships, representing 1.6% of total investments.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Performance

The Account’s total return was 12.22% for the year ended December 31, 2014 as compared to 9.65% for the year ended 2013. The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2014 were 12.22%, 10.64%, 11.63%, and 4.77%, respectively. As of December 31, 2014, the Account’s annualized total return since inception was 6.42%.

Net Investment Income

The table below shows the results of operations for the years ended December 31, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$897.8	$831.5	$66.3	8.0%

Real estate property level expenses and taxes:
Operating expenses	208.0	202.4	5.6	2.8%
Real estate taxes	134.1	121.3	12.8	10.6%
Interest expense	98.7	116.8	(18.1)	-15.5%

Total real estate property level expenses and taxes	440.8	440.5	0.3	0.1%

Real estate income, net	457.0	391.0	66.0	16.9%
Income from real estate joint ventures and limited partnerships	148.1	104.7	43.4	41.5%
Interest	2.8	2.9	(0.1)	-3.4%
Dividends	44.9	42.2	2.7	6.4%

TOTAL INVESTMENT INCOME	652.8	540.8	112.0	20.7%

Expenses:
Investment advisory charges	70.7	59.3	11.4	19.2%
Administrative charges	44.9	41.7	3.2	7.7%
Distribution charges	17.3	12.8	4.5	35.2%
Mortality and expense risk charges	0.9	0.8	0.1	12.5%
Liquidity guarantee charges	29.2	30.5	(1.3)	-4.3%

TOTAL EXPENSES	163.0	145.1	17.9	12.3%

INVESTMENT INCOME, NET	$489.8	$395.7	$94.1	23.8%

Rental Income:

Rental income increased $66.3 million or 8.0% due in part to a $20.4 million increase in the office sector driven by higher occupancy and rental rates in the San Francisco, Miami, and Washington, DC markets. The remaining sectors drove a $16.6 million increase as a result of increases in occupancy and rental rates. Additional increases were associated with the net acquisitions of real estate investments.

Operating Expenses:

Operating expenses increased $5.6 million or 2.8% primarily related to net acquisitions of real estate investments with marginal increases at existing real estate investments.

Real Estate Taxes:

Real estate taxes increased $12.8 million or 10.6% primarily due to higher property tax assessments resulting from increases in value across the real estate portfolio. Additional increases were associated with the net acquisitions of real estate investments.

Interest Expense:

Interest expense decreased $18.1 million or 15.5% primarily due to the payoff of mortgage loans associated with sold and existing real estate investments as well as the refinance of existing mortgage loans, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $43.4 million or 41.5% due to increased cash distributions driven by earnings primarily from the Account’s joint venture investments. The largest distributions were from the Account’s DDR, Four Oaks, Florida and Miami International Mall joint ventures.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held during 2014 compared to 2013.

Expenses:

The Account’s expenses increased $17.9 million or 12.3%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory, administrative and distribution charges were, collectively, 0.73% and 0.72% of average net assets during 2014 and 2013, respectively.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. While net assets increased during 2014 compared to 2013, liquidity guarantee charges decreased as a result of the change in deduction rates effective May 1, 2014.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2014 and 2013 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2014	2013	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$69.0	$(210.0)	$279.0	N/M
Real estate joint ventures and limited partnerships	(34.7)	(153.0)	118.3	77.3%
Marketable securities	65.4	31.6	33.8	N/M

Total realized gain (loss) on investments:	99.7	(331.4)	431.1	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	918.8	863.1	55.7	6.5%
Real estate joint ventures and limited partnerships	372.0	479.0	(107.0)	-22.3%
Marketable securities	302.8	(41.7)	344.5	N/M
Mortgage loans payable	(64.9)	91.2	(156.1)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	1,528.7	1,391.6	137.1	9.9%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,628.4	$1,060.2	$568.2	53.6%

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

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $987.8 million for the year ended December 31, 2014, compared to $653.1 million of net realized and unrealized gains for 2013. The resulting $334.7 million net increase was primarily driven by continued compression of capitalization rates, improved occupancy, increased market rents, and several newly acquired real estate property investments. The largest increases were in the office and industrial sectors, most notably in the Western region. Included within the net unrealized gains of the Account were foreign exchange losses of $38.9 million and $4.8 million during 2014 and 2013, respectively.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $337.3 million for the year ended December 31, 2014 compared to net realized and unrealized gains of $326.0 million for 2013. The resulting $11.3 million net increase was driven by an increase in valuation, most notably in the office sector, partially offset by a higher distribution of earnings as previously discussed in Income from Real Estate Joint Ventures and Limited Partnerships.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $368.2 million for the year ended December 31, 2014 compared to net realized and unrealized losses of $10.1 million for the year ended December 31, 2013. During 2014, the markets for REITs increased in the U.S. as measured by the FTSE NAREIT All Equity REITs Index; the Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $3.8 billion invested in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $64.9 million for the year ended December 31, 2014 compared to unrealized gains of $91.2 million for 2013. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Overall, the Account’s mortgage loans have increased in value primarily as a result of reductions in U.S. Treasury rates.

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

Rental Income:

Rental Income decreased $40.5 million or 4.6% primarily related to net disposition activity of real estate investments during 2012 and 2013. Rental income decreased $99.0 million as a result of dispositions; partially offset by $42.4 million of additional rental income related to new acquisitions and $16.1 million attributed to existing real estate investments driven by higher occupancy, higher rents and lower rent concessions, most notably in the apartment and retail sectors.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The following table shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2013 and 2012 and the dollar and percentage changes for those periods (dollars in millions).

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

Liquidity and Capital Resources

As of December 31, 2014 and 2013, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $3.9 billion and $3.1 billion, respectively (19.5% and 18.5% of the Account’s net assets at such dates, respectively).

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

During the year ended December 31, 2014, the Account received $2.4 billion in premiums from participants offset by participant outflows of $1.6 billion in annuity payments and withdrawals and death benefits. During the year ended December 31, 2013, the Account received $2.4 billion in premiums from participants offset by participant outflows of $1.5 billion in annuity payments, withdrawals and death benefits. The Account had additional outflows of $325.4 million related to redemptions of liquidity units during the year ended December 31, 2013. See Redemption of Liquidity Units section for additional discussions related to the redemption of liquidity units.

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

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $489.8 million for the year ended December 31, 2014 as compared to $395.7 million during 2013. Total net investment income increased as described more fully in the Results of Operations section.

As of December 31, 2014, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 28.7% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2014, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2014, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 16.8%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of December 31, 2014, $185.8 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid throughout 2015. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the fourth quarter of 2014. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

The Manor Apartments—Plantation, FL

On October 24, 2014, the Account purchased a 192,538 square foot multi-family property located in Plantation, Florida for $52.3 million. The property consists of a six-story mid-rise building and four buildings containing sixteen, three-story townhomes, for a total of 197 units. At the time of purchase, the property was 95% leased.

21 Penn Plaza—New York, NY

On November 18, 2014, the Account purchased a 373,781 square foot, seventeen-story office building located in New York, New York for $242.2 million. At the time of purchase, the property was 98% leased.

Sales

Houston Apartment Portfolio—Houston, TX

On November 10, 2014, the Account sold four multi-family properties from the Houston Apartment Portfolio located in Houston, Texas for a net sales price of $110.2 million, realizing a gain from the sale of $9.6 million, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the properties at the date of sale was $100.6 million.

Printemps de l’Homme—Paris, France

On November 17, 2014, the Account sold a retail property located in Paris, France for a net sales price of $282.4 million, realizing a gain from the sale of $23.2 million, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $259.2 million.

275 Battery Street—San Francisco, CA

On December 18, 2014, the Account sold an office property located in San Francisco, California for a net sales price of $297.5 million, realizing a gain from the sale of $55.5 million, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $242.0 million.

Financings

1401 H Street—Washington, DC

On October 7, 2014, the Account extinguished a $108.0 million mortgage loan associated with the property. Concurrent with this extinguishment, the Account entered into a new mortgage loan with a total principal of $115.0 million maturing on November 5, 2024. The debt has a 3.65% interest rate and is interest only through maturity.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2014 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$185.8	$188.5	$51.9	$16.8	$112.4	$1,782.1	$2,337.5
Interest Payments(1)	97.3	80.2	76.5	74.5	73.1	243.0	644.6

Total Mortgage Loans Payable	$283.1	$268.7	$128.4	$91.3	$185.5	$2,025.1	$2,982.1
Other Commitments(2)	0.2	—	—	—	—	—	0.2
Tenant improvements(3)	63.9	—	—	—	—	—	63.9

Total Contractual Obligations	$347.2	$268.7	$128.4	$91.3	$185.5	$2,025.1	$3,046.2

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2014.

(2)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2014.

The Contractual Obligations above does not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

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

The independent fiduciary, RERC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of December 31, 2014, represented 74.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of December 31, 2014, 25.5% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statement of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the

Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

TIAA has established and maintains an effective system of internal controls over financial reporting designed to provide reasonable assurance that assets are properly safeguarded, that transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable consolidated financial statements. In addition, TIAA’s internal audit personnel provide regular reviews and assessments of the internal controls and operations of the Account, and the Senior Managing Director, Chief Auditor of Internal Audit regularly reports to the Audit Committee of the TIAA Board of Trustees.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.

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

March 6, 2015	/s/ Robert G. Leary
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

Jeffrey R. Brown, Audit Committee Chair
Lisa E. Hess, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member

March 6, 2015

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2014	2013
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,309.0 and $10,679.5)	$13,139.0	$11,565.1
Real estate joint ventures and limited partnerships (cost: $2,583.5 and $2,465.9)	3,379.6	2,925.6
Marketable securities:
Real estate related (cost: $1,400.2 and $1,384.3)	1,818.4	1,499.3
Other (cost: $3,831.1 and $3,119.3)	3,831.1	3,119.6

Total investments (cost: $19,123.8 and $17,649.0)	22,168.1	19,109.6

Cash and cash equivalents	36.5	14.6
Due from investment manager	7.2	2.5
Other	196.9	290.4

TOTAL ASSETS	22,408.7	19,417.1

LIABILITIES
Mortgage loans payable, at fair value—Note 9 (principal outstanding: $2,337.5 and $2,307.7)	2,373.8	2,279.1
Accrued real estate property expenses	165.5	198.6
Other	40.4	31.5

TOTAL LIABILITIES	2,579.7	2,509.2

COMMITMENTS AND CONTINGENCIES—Note 12
NET ASSETS
Accumulation Fund	19,409.7	16,535.4
Annuity Fund	419.3	372.5

TOTAL NET ASSETS	$19,829.0	$16,907.9

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 11	57.9	55.3

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 10	$335.393	$298.872

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2014	2013	2012
INVESTMENT INCOME
Real estate income, net:
Rental income	$897.8	$831.5	$872.0

Real estate property level expenses and taxes:
Operating expenses	208.0	202.4	218.2
Real estate taxes	134.1	121.3	119.1
Interest expense	98.7	116.8	146.0

Total real estate property level expenses and taxes	440.8	440.5	483.3

Real estate income, net	457.0	391.0	388.7
Income from real estate joint ventures and limited partnerships	148.1	104.7	80.9
Interest	2.8	2.9	3.0
Dividends	44.9	42.2	32.3

TOTAL INVESTMENT INCOME	652.8	540.8	504.9

Expenses:
Investment advisory charges	70.7	59.3	56.3
Administrative charges	44.9	41.7	32.4
Distribution charges	17.3	12.8	13.9
Mortality and expense risk charges	0.9	0.8	2.8
Liquidity guarantee charges	29.2	30.5	31.3

TOTAL EXPENSES	163.0	145.1	136.7

INVESTMENT INCOME, NET	489.8	395.7	368.2

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	69.0	(210.0)	(11.3)
Real estate joint ventures and limited partnerships	(34.7)	(153.0)	(104.5)
Marketable securities	65.4	31.6	53.7

Net realized gain (loss) on investments	99.7	(331.4)	(62.1)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	918.8	863.1	555.8
Real estate joint ventures and limited partnerships	372.0	479.0	424.1
Marketable securities	302.8	(41.7)	126.8
Mortgage loans payable	(64.9)	91.2	(33.4)

Net change in unrealized appreciation on investments and mortgage loans payable	1,528.7	1,391.6	1,073.3

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,628.4	1,060.2	1,011.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,118.2	$1,455.9	$1,379.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2014	2013	2012
FROM OPERATIONS
Investment income, net	$489.8	$395.7	$368.2
Net realized gain (loss) on investments	99.7	(331.4)	(62.1)
Net change in unrealized appreciation on investments and mortgage loans payable	1,528.7	1,391.6	1,073.3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	2,118.2	1,455.9	1,379.4

FROM PARTICIPANT TRANSACTIONS
Premiums	2,432.6	2,439.0	2,068.4
Liquidity units redeemed—Note 3	—	(325.4)	(940.3)
Annuity payments	(31.6)	(28.3)	(25.1)
Withdrawals and death benefits	(1,598.1)	(1,494.4)	(1,148.5)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	802.9	590.9	(45.5)

NET INCREASE IN NET ASSETS	2,921.1	2,046.8	1,333.9
NET ASSETS
Beginning of period	16,907.9	14,861.1	13,527.2

End of period	$19,829.0	$16,907.9	$14,861.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,118.2	$1,455.9	$1,379.4
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Deferred financing costs	—	—	3.8
Net realized (gain) loss on investments	(99.7)	331.4	62.1
Net change in unrealized appreciation on investments and mortgage loans payable	(1,528.7)	(1,391.6)	(1,073.3)
Purchase of real estate properties	(1,368.2)	(582.0)	(619.3)
Capital improvements on real estate properties	(206.7)	(196.1)	(186.3)
Proceeds from sale of real estate properties	933.8	435.8	449.8
Purchases of long term investments	(458.9)	(370.2)	(1,076.6)
Proceeds from long term investments	431.9	224.9	675.5
(Increase) decrease in other investments	(711.8)	(550.0)	233.3
Change in due (from) to investment manager	(4.7)	(13.1)	17.4
Decrease (increase) in other assets	85.7	(21.4)	(30.6)
(Decrease) increase in other liabilities	(1.7)	8.6	15.6

NET CASH USED IN OPERATING ACTIVITIES	(810.8)	(667.8)	(149.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	252.5	900.0	208.1
Payments of mortgage loans	(222.7)	(830.2)	(9.2)
Premiums	2,432.6	2,439.0	2,068.4
Liquidity units redeemed	—	(325.4)	(940.3)
Annuity payments	(31.6)	(28.3)	(25.1)
Withdrawals and death benefits	(1,598.1)	(1,494.4)	(1,148.5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	832.7	660.7	153.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.9	(7.1)	4.2
CASH AND CASH EQUIVALENTS
Beginning of period	14.6	21.7	17.5

End of period	$36.5	$14.6	$21.7

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$100.1	$116.2	$117.0

Debt assumed in acquisition of property	$—	$—	$36.9

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The amount disclosed in the consolidated statements of assets and liabilities and consolidated schedules of investments for the cost of real estate joint ventures and limited partnerships as of December 31, 2013 has been revised by $41.2 million. This revision was not considered material to the previously issued financial statements and it had no impact to the Account’s net assets, results of operations or cash flows.

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

The independent fiduciary, RERC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

Restricted Cash: The Account held $20.4 million and $46.0 million as of December 31, 2014 and 2013, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 9—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

As discussed in the Account’s prospectus and in accordance with a prohibited transaction exemption from the U.S. Department of Labor (PTE 96-76), the Account’s independent fiduciary, RERC, has certain responsibilities with respect to the Account that it has undertaken or is currently undertaking with respect to TIAA’s purchase of liquidity units, including among other things, reviewing the purchase and redemption of liquidity units by TIAA to ensure the Account uses the correct unit values. In addition, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

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

The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.9%	16.8%	6.9%	0.3%	44.9%
Apartment	10.6%	8.6%	3.5%	—	22.7%
Retail	4.0%	3.9%	7.5%	0.3%	15.7%
Industrial	1.4%	7.4%	3.8%	0.9%	13.5%
Other(2)	2.8%	0.2%	0.1%	0.1%	3.2%

Total	39.7%	36.9%	21.8%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 5—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly owned real estate investments owned by the Account, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2015	$493.8
2016	466.3
2017	415.3
2018	363.7
2019	313.6
Thereafter	2,990.9

Total	$5,043.6

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2014
Real estate properties	$—	$—	$13,139.0	$13,139.0
Real estate joint ventures	—	—	3,022.1	3,022.1
Limited partnerships	—	—	357.5	357.5
Marketable securities:
Real estate related	1,818.4	—	—	1,818.4
Government agency notes	—	2,369.9	—	2,369.9
United States Treasury securities	—	1,461.2	—	1,461.2

Total Investments at December 31, 2014	$1,818.4	$3,831.1	$16,518.6	$22,168.1

Mortgage loans payable	$—	$—	$(2,373.8)	$(2,373.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2013
Real estate properties	$—	$—	$11,565.1	$11,565.1
Real estate joint ventures	—	—	2,563.6	2,563.6
Limited partnerships	—	—	362.0	362.0
Marketable securities:
Real estate related	1,499.3	—	—	1,499.3
Government agency notes	—	1,989.1	—	1,989.1
United States Treasury securities	—	1,130.5	—	1,130.5

Total Investments at December 31, 2013	$1,499.3	$3,119.6	$14,490.7	$19,109.6

Mortgage loans payable	$—	$—	$(2,279.1)	$(2,279.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	987.8	308.4	28.9	1,325.1	(64.9)
Purchases(1)	1,562.5	232.9	—	1,795.4	(252.5)
Sales	(976.4)	—	—	(976.4)	—
Settlements(2)	—	(82.8)	(33.4)	(116.2)	222.7

Ending balance December 31, 2014	$13,139.0	$3,022.1	$357.5	$16,518.6	$(2,373.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2013
Beginning balance January 1, 2013	$10,554.6	$2,291.5	$339.8	$13,185.9	$(2,282.6)
Total realized and unrealized gains included in changes in net assets	653.1	294.1	31.9	979.1	73.3
Purchases(1)	793.2	48.7	3.2	845.1	(900.0)
Sales	(435.8)	—	—	(435.8)	—
Settlements(2)	—	(70.7)	(12.9)	(83.6)	830.2

Ending balance December 31, 2013	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions and principal payments on mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2014.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–8.8% (6.7%)
and Joint Ventures			Terminal Capitalization Rate	5.0%–7.8% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.5% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–10.0% (7.1%)
			Terminal Capitalization Rate	5.3%–8.0% (6.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3%–8.3% (5.3%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–7.8% (6.3%)
			Terminal Capitalization Rate	4.0%–5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–5.4% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.8%–10.2% (7.3%)
			Terminal Capitalization Rate	5.0%–9.5% (6.1%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5%–8.8% (5.6%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.0%–47.9% (43.1%) 2.9%–3.9% (3.6%)

		Net Present Value	Loan to Value Ratio	35.0%–47.9% (43.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.3 (1.3)

	Residential	Discounted Cash Flow	Loan to Value Ratio	32.9%–63.7% (45.3%)
			Equivalency Rate	2.2%–3.6% (3.2%)

		Net Present Value	Loan to Value Ratio	32.9%–63.7% (45.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio	24.8%–124.4% (55.4%)
			Equivalency Rate	2.2%–6.3% (3.5%)

		Net Present Value	Loan to Value Ratio	24.8%–124.4% (55.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–3.0 (1.5)

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

During the years ended December 31, 2014 and 2013 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2014	$1,007.2	$305.4	$30.8	$1,343.4	$(64.9)

For the year ended December 31, 2013	$676.1	$300.6	$31.0	$1,007.7	$57.4

Note 7—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2014, the Account held investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 85%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $3.0 billion and $2.6 billion at December 31, 2014 and 2013, respectively. The Account’s most significant joint venture investment is the The Florida Mall which represented 2.7% of the Account’s net assets and 2.4% of the Account’s invested assets at December 31, 2014. The Account’s proportionate share of the mortgage loans payable held within the joint venture investments at fair value was $1.8 billion and $1.6 billion at December 31, 2014 and 2013, respectively. The Account’s share in the outstanding principal of the mortgage loans payable held within the joint venture investments was $1.7 billion and $1.6 billion at December 31, 2014 and 2013, respectively.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31,
	2014	2013
Assets
Real Estate properties, at fair value	$7,980.2	$6,715.6
Other assets	246.8	249.0

Total assets	$8,227.0	$6,964.6

Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$2,750.0	$2,360.4
Other liabilities	147.0	139.9

Total liabilities	2,897.0	2,500.3
Equity	5,330.0	4,464.3

Total liabilities and equity	$8,227.0	$6,964.6

	Years Ended December 31,
	2014	2013	2012
Operating Revenue and Expenses
Revenues	$612.8	$562.5	$478.9
Expenses	315.8	309.6	273.5

Excess of revenues over expenses	$297.0	$252.9	$205.4

Note 8—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies and private real estate equity investment trusts that own real estate properties and real estate related securities including mezzanine debt.

The Account receives distributions from these investments based on the Account’s ownership interest percentage. At December 31, 2014, the Account held interests in three limited partnerships, one limited liability and one private real estate equity investment trust. The Account held non-controlling ownership interest in these investments ranging from 5.3% to 18.5%. As of December 31, 2014 and 2013, the fair value of the Account’s ownership interest was $357.5 million and $362.0 million, respectively.

As of December 31, 2014, three of the limited partnership investments were in dissolution. The Heitman Value Partners Fund began liquidation in 2013, with the remaining investment assets anticipated to be liquidated during 2015. Colony Realty Partners LP began liquidation in May 2014, with final liquidation anticipated during 2016. In December 2014, all underlying assets held by Cobalt Industrial REIT were sold with final liquidation expected in September 2015. Subsequent to December 31, 2014, the Lion Gables Apartment Fund liquidated all assets as further discussed in Note 13—Subsequent Events.

Transwestern Mezzanine Realty Partners III may engage in liquidation activities in 2017 based on the terms of its partnership agreement. The Account may elect to sell or transfer its ownership units by giving notice and acquiring consent from the management committee of the limited partnership, which requires approval by a majority of the members.

Note 9—Mortgage Loans Payable

At December 31, 2014, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of December 31,		Maturity
		2014	2013
Wilshire Rodeo Plaza(4)	5.28% paid monthly	$—	$112.7	April 11, 2014
99 High Street	5.52% paid monthly	185.0	185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(4)	5.60% paid monthly	35.5	36.2	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(4)(8)	3.75% paid monthly	200.0	200.0	June 1, 2023
1401 H Street NW(4)(7)	3.65% paid monthly	115.0	109.3	November 5, 2024
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(4)	3.74% paid monthly	137.5	—	October 1, 2026
Publix at Weston Commons(4)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,337.5	$2,307.7
Fair Value Adjustment(3)		36.3	(28.6)

Total mortgage loans payable		$2,373.8	$2,279.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	Mortgage loan was refinanced on October 7, 2014 into a 10-year $115.0 million interest only loan at 3.65% with a maturity date of November 5, 2024.

(8)	This property was sold on February 12, 2015.

Principal payment schedule on mortgage loans payable as of December 31, 2014 was as follows (in millions):

Amount
2015	$185.8
2016	188.5
2017	51.9
2018	16.8
2019	112.4
Thereafter	1,782.1

Total maturities	$2,337.5

Note 10—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Per Accumulation Unit data:
Rental income	$15.862	$15.313	$16.345	$17.224	$19.516
Real estate property level expenses and taxes	7.788	8.112	9.059	8.640	9.987

Real estate income, net	8.074	7.201	7.286	8.584	9.529
Other income	3.459	2.759	2.178	2.143	2.214

Total income	11.533	9.960	9.464	10.727	11.743
Expense charges(1)	2.880	2.672	2.562	2.390	2.167

Investment income, net	8.653	7.288	6.902	8.337	9.576
Net realized and unrealized gain on investments and mortgage loans payable	27.868	19.015	18.013	20.144	16.143

Net increase in Accumulation Unit Value	36.521	26.303	24.915	28.481	25.719
Accumulation Unit Value:
Beginning of period	298.872	272.569	247.654	219.173	193.454

End of period	$335.393	$298.872	$272.569	$247.654	$219.173

Total return	12.22%	9.65%	10.06%	12.99%	13.29%
Ratios to Average net Assets:
Expenses(1)	0.89%	0.92%	0.95%	0.98%	1.09%
Investment income, net	2.68%	2.50%	2.55%	3.42%	4.84%
Portfolio turnover rate:
Real estate properties(2)	6.5%	2.1%	10.2%	3.0%	1.0%
Marketable securities(3)	15.9%	8.4%	21.9%	3.4%	19.2%
Accumulation Units outstanding at end of period (in millions):	57.9	55.3	53.3	53.4	48.1
Net assets end of period (in millions)	$19,829.0	$16,907.9	$14,861.1	$13,527.2	$10,803.1

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

Note 11—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	2014	2013	2012
Outstanding:
Beginning of period	55.3	53.3	53.4
Credited for premiums	7.7	8.5	7.9
Liquidity units redeemed (See Note 3)	—	(1.2)	(3.6)
Annuity, other periodic payments, withdrawals and death benefits	(5.1)	(5.3)	(4.4)

End of period	57.9	55.3	53.3

Note 12—Commitments and Contingencies

Commitments—The Account had $0.2 million and $0.5 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of December 31, 2014 and 2013, respectively. The commitment at December 31, 2014 is related to the Heitman Value Partners Fund, which is in dissolution. Currently, there is no expectation the limited partnership will call the remaining commitment.

The Account has committed a total of $63.9 million and $74.1 million as of December 31, 2014 and 2013, respectively, to various tenants for tenant improvements and leasing inducements.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 13—Subsequent Events

Purchases

837 Washington Street—New York, NY

On January 30, 2015, the Account purchased a six-story, 55,497 square foot office building located in New York, New York for $190.8 million. At the time of purchase, the property was 100% leased.

Sales

50 Fremont Street—San Francisco, CA

On February 12, 2015, the Account sold an office property located in San Francisco, California for a net sales price of $621.4 million. Concurrent with the sale of the property, a $200.0 million mortgage loan was extinguished.

Lion Gables Apartment Fund

On February 18, 2015, the Account’s 18.46% interest in the Lion Gables Apartment Fund was dissolved. The Account received $341.6 million as a result of the dissolution.

Concurrent with the liquidation of the Account’s interest, the Account purchased a $100.0 million 5 year convertible note in a newly formed fund, CGMT REIT, L.P. The note is convertible into units of CGMT REIT, L.P.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—59.3% and 60.5%

Location / Description	Type	Fair Value at December 31,
		2014		2013
Arizona:
Camelback Center	Office	$44.5		$38.6
Kierland Apartment Portfolio	Apartments	118.1	(1)	119.0	(1)
California:
3 Hutton Centre Drive	Office	45.5		41.3
50 Fremont Street(10)	Office	637.6	(1)	518.0	(1)
55 Second Street	Office	292.2	(1)	—
88 Kearny Street	Office	130.7		111.8
200 Middlefield Road	Office	51.0		—
275 Battery Street	Office	—		251.4
Centre Pointe and Valley View	Industrial	36.3		31.9
Cerritos Industrial Park	Industrial	98.5		86.4
Charleston Plaza	Retail	82.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	128.8		119.0
Holly Street Village	Apartments	128.3		124.0
Larkspur Courts	Apartments	131.6		96.4
Northern CA RA Industrial Portfolio	Industrial	56.7		47.3
Northpark Village Square	Retail	45.2		40.8
Oceano at Warner Center	Apartments	81.4		87.3
Ontario Industrial Portfolio	Industrial	366.4		329.2
Ontario Mills Industrial Portfolio	Industrial	39.6		—
Pacific Plaza	Office	96.1		82.0
Rancho Cucamonga Industrial Portfolio	Industrial	143.4		124.4
Regents Court	Apartments	81.8	(1)	78.5	(1)
Southern CA RA Industrial Portfolio	Industrial	105.9		88.6
Stella	Apartments	170.1		168.5
The Forum at Carlsbad	Retail	203.0	(1)	192.9	(1)
The Legacy at Westwood	Apartments	134.7	(1)	126.0	(1)
Township Apartments	Apartments	86.0		—
West Lake North Business Park	Office	49.3		48.7
Westcreek	Apartments	39.3		36.8
Westwood Marketplace	Retail	116.5		108.0
Wilshire Rodeo Plaza	Office	209.8		181.1	(1)
Colorado:
Palomino Park	Apartments	283.3	(1)	264.3	(1)
South Denver Marketplace	Retail	70.6		69.9
Connecticut:
Wilton Woods Corporate Campus(7)	Office	142.8		150.0
Florida:
701 Brickell Avenue	Office	320.1		271.3
North 40 Office Complex	Office	—		27.8
Plantation Grove	Retail	—		12.5
Publix at Weston Commons	Retail	58.0	(1)	55.0	(1)
Seneca Industrial Park	Industrial	79.2		73.8
South Florida Apartment Portfolio	Apartments	84.1		77.9
Suncrest Village Shopping Center	Retail	—		13.5
The Manor Apartments	Apartments	52.6		—
The Residences at the Village of Merrick Park	Apartments	69.3		63.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Type	Fair Value at December 31,
		2014		2013
Urban Centre	Office	$113.0		$107.6
Weston Business Center	Industrial	86.6		85.5
France:
Printemps de L’Homme	Retail	—		226.9
Georgia:
Atlanta Industrial Portfolio	Industrial	47.3		42.5
Glenridge Walk	Apartments	—		40.1
Shawnee Ridge Industrial Portfolio	Industrial	71.2		61.4
Windsor at Lenox Park	Apartments	—		64.9
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	66.9		62.7
Chicago Industrial Portfolio	Industrial	75.9		66.7
Parkview Plaza	Office	45.6		45.6
Maryland:
Landover Logistics Center	Industrial	35.0		—
The Shops at Wisconsin Place	Retail	109.9		99.1
Massachusetts:
99 High Street	Office	477.2	(1)	438.0	(1)
501 Boylston Street	Office	392.1		364.1
Northeast RA Industrial Portfolio	Industrial	35.9		29.6
Residence at Rivers Edge	Apartments	84.9		87.6
New Jersey:
Konica Photo Imaging Headquarters	Industrial	—		20.4
Marketfair	Retail	99.0		84.7
Mohawk Distribution Center	Industrial	81.0		78.0
South River Road Industrial	Industrial	65.5		54.7
New York:
21 Penn Plaza	Office	246.6		—
425 Park Avenue	Ground Lease	420.0		400.0
780 Third Avenue	Office	405.4	(1)	365.2	(1)
The Colorado	Apartments	215.6	(1)	190.3	(1)
The Corner	Apartments	270.0	(1)	230.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	22.4		19.0
The Pepper Building	Apartments	50.9		51.1
Tennessee:
Southside at McEwen	Retail	45.1		—
Summit Distribution Center	Industrial	16.9		17.0
Texas:
Cliffs at Barton Creek	Apartments	43.7		39.1
Dallas Industrial Portfolio	Industrial	182.7		176.9
Four Oaks Place	Land	—	(8)	64.3
Houston Apartment Portfolio	Apartments	176.9	(9)	263.2
Lincoln Centre	Office	317.1	(1)	267.7	(1)
Northwest Houston Industrial Portfolio	Industrial	67.0		—
Park 10 Distribution	Industrial	13.0		—
Pinnacle Industrial Portfolio	Industrial	42.4		44.1
The Caruth	Apartments	80.6	(1)	81.3	(1)
The Maroneal	Apartments	56.8		51.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Type	Fair Value at December 31,
		2014		2013
Virginia:
8270 Greensboro Drive	Office	$45.3		$41.8
Ashford Meadows Apartments	Apartments	106.0	(1)	105.6	(1)
The Ellipse at Ballston	Office	86.8		85.3
The Palatine	Apartments	125.6	(1)	130.0	(1)
Plaza America	Retail	99.4		—
Washington:
Circa Green Lake	Apartments	86.1		85.0
Fourth and Madison	Office	455.0	(1)	435.0	(1)
Millennium Corporate Park	Office	175.0		149.0
Northwest RA Industrial Portfolio	Industrial	27.1		27.1
Pacific Corporate Park	Industrial	37.2		35.8
Prescott Wallingford Apartments	Apartments	54.4		53.6
Rainier Corporate Park	Industrial	91.3		86.5
Regal Logistics Campus	Industrial	71.5		73.4
Washington DC:
1001 Pennsylvania Avenue	Office	805.4	(1)	726.7	(1)
1401 H Street, NW	Office	240.3	(1)	231.8	(1)
1900 K Street, NW	Office	319.7		287.3
Mass Court	Apartments	172.2	(1)	170.3	(1)
Mazza Gallerie	Retail	88.8		80.2
The Louis at 14th	Apartments	182.5		—
The Woodley	Apartments	199.0		—

TOTAL REAL ESTATE PROPERTIES
(Cost $11,309.0 and $10,679.5)		$13,139.0		$11,565.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—15.2% and 15.3%

REAL ESTATE JOINT VENTURES—13.6% and 13.4% (Note 7)

Location / Description	Type	Fair Value at December 31,
		2014		2013
California:
CA—Colorado Center LP
Colorado Center (50% Account Interest)	Office	$368.1	(2)	$261.3	(2)
T-C Foundry Square II Venture LLC
Foundry Square II (50.1% Account Interest)	Office	158.0	(2)	—
Valencia Town Center Associates LP
Valencia Town Center (50% Account Interest)(6)	Retail	114.3	(2)	113.5	(2)
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	Retail	533.6	(2)	490.9	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	Retail	140.1		119.3
West Dade County Associates
Miami International Mall (50% Account Interest)	Retail	119.6	(2)	196.4
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	15.1		13.9
Massachusetts:
One Boston Place REIT
One Boston Place (50.25% Account Interest)	Office	208.6		208.3
New York:
401 West 14th Street, LLC
401 West 14th Street (42.2% Account Interest)	Retail	35.3	(2)	—
RGM 42, LLC
MiMA (70% Account Interest)	Apartments	305.2	(2)	290.4	(2)
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	Retail	94.6	(2)	77.8	(2)
Texas:
Four Oaks Venture LP
Four Oaks Place LP (51% Account Interest)	Office	365.8	(2,8)	275.9
Various:
DDRTC Core Retail Fund, LLC
DDR Joint Venture (85% Account Interest)	Retail	448.4	(2,3)	413.7	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	Storage	114.8	(2,3)	101.6	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(3,5)	0.6	(3,5)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $2,361.4 and $2,208.5)		$3,022.1		$2,563.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Fair Value at December 31,
	2014	2013
LIMITED PARTNERSHIPS—1.6% and 1.9% (Note 8)
Cobalt Industrial REIT (10.998% Account Interest)	$1.1	$24.8
Colony Realty Partners LP (5.27% Account Interest)	21.1	20.7
Heitman Value Partners Fund (8.43% Account Interest)	0.3	0.4
Lion Gables Apartment Fund (18.46% Account Interest)	314.1	288.4
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	20.9	27.7

TOTAL LIMITED PARTNERSHIPS
(Cost $222.1 and $257.4)	$357.5	$362.0

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $2,583.5 and $2,465.9)	$3,379.6	$2,925.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—25.5% and 24.2%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.2% and 7.9%

Shares		Issuer	Fair Value at December 31,
2014	2013		2014	2013
128,562	134,862	Acadia Realty Trust	$4.1	$3.3
31,670	33,840	Agree Realty Corporation	1.0	1.0
4,549	5,049	Alexander’s, Inc.	2.0	1.7
132,373	174,957	Alexandria Real Estate Equities, Inc.	11.7	11.1
55,491	86,953	American Assets Trust, Inc.	2.2	2.7
232,629	256,019	American Campus Communities, Inc.	9.6	8.2
331,090	114,990	American Homes 4 Rent	5.6	1.9
—	451,330	American Realty Capital Properties, Inc.	—	5.8
40,280	45,810	American Residential Properties	0.7	0.8
851,739	969,299	American Tower Corp.	84.2	77.5
324,603	355,553	Apartment Investment and Management Company	12.1	9.2
45,930	47,530	Armada Hoffler Properties Inc.	0.4	0.4
40,976	31,236	Ashford Hospitality Prime Inc.	0.7	0.6
228,348	156,183	Ashford Hospitality Trust, Inc.	2.4	1.3
131,435	143,225	Associated Estates Realty Corporation	3.1	2.3
285,499	316,410	AvalonBay Communities, Inc.	46.6	37.4
82,002	25,510	Aviv REIT, Inc.	2.8	0.6
427,097	470,857	BioMed Realty Trust, Inc.	9.2	8.5
314,607	370,695	Boston Properties, Inc.	40.5	37.2
398,099	386,249	Brandywine Realty Trust	6.4	5.4
—	187,688	BRE Properties, Inc.	—	10.3
238,279	101,190	Brixmore Porperty Group Inc	5.9	2.1
188,626	207,546	Camden Property Trust	13.9	11.8
258,814	161,828	Campus Crest Communities, Inc.	1.9	1.5
69,250	—	Catchmark Timber Trust, Inc.	0.8	—
335,345	415,687	CBL & Associates Properties, Inc.	6.5	7.5
177,495	183,285	Cedar Shopping Centers, Inc.	1.3	1.1
417,369	578,960	Chambers Street Properties	3.4	4.4
73,127	57,737	Chatham Lodging Trust	2.1	1.2
121,692	123,712	Chesapeake Lodging Trust	4.5	3.1
—	1,146,830	Cole Real Estate Investments	—	16.1
277,710	270,050	Columbia Property Trust Inc	7.0	6.8
—	289,848	CommonWealth REIT	—	6.8
70,620	—	Corenergy Infrastructure Trust, Inc.	0.5	—
48,733	52,653	CoreSite Realty Corporation	1.9	1.7
150,486	201,393	Corporate Office Properties Trust	4.3	4.8
247,990	271,810	Corrections Corporation of America	9.0	8.7
589,552	435,676	Cousins Properties Incorporated	6.7	4.5
728,325	—	Crown Castle International Corporation	57.3	—
410,111	336,620	Cubesmart	9.0	5.4
78,620	44,330	CyrusOne Inc	2.2	1.0
184,830	773,940	DCT Industrial Trust, Inc.	6.6	5.5
806,645	748,278	DDR Corp	14.8	11.5
440,687	479,587	DiamondRock Hospitality Company	6.6	5.5
301,192	313,752	Digital Realty Trust, Inc.	20.0	15.4
295,214	326,594	Douglas Emmett, Inc.	8.4	7.6
756,115	795,686	Duke Realty Corporation	15.3	12.0
111,572	161,116	DuPont Fabros Technology, Inc.	3.7	4.0
46,023	74,049	EastGroup Properties, Inc.	2.9	4.3
79,160	281,251	Education Realty Trust, Inc.	2.9	2.5
223,187	184,140	Empire State Realty Trust	3.9	2.8
72,480	124,602	EPR Properties	4.2	6.1
285,705	—	Equity Commonwealth	7.3	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2014	2013		2014	2013
147,548	183,486	Equity Lifestyle Properties, Inc.	$7.6	$6.6
190,245	143,936	Equity One, Inc.	4.8	3.2
764,996	871,504	Equity Residential	55.0	45.2
136,082	92,809	Essex Property Trust, Inc.	28.1	13.3
131,275	111,535	Excel Trust, Inc.	1.8	1.3
242,082	280,022	Extra Space Storage, Inc.	14.2	11.8
142,140	160,436	Federal Realty Investment Trust	19.0	16.3
284,615	300,775	FelCor Lodging Trust Incorporated	3.1	2.5
295,495	273,923	First Industrial Realty Trust, Inc.	6.1	4.8
133,251	144,421	First Potomac Realty Trust	1.6	1.7
198,119	217,299	Franklin Street Properties Corp.	2.4	2.6
241,051	—	Gaming and Leisure Properties, Inc.	7.1	—
1,116,547	1,270,239	General Growth Properties, Inc.	31.4	25.5
156,310	169,050	GEO Group Inc/The	6.3	5.4
60,598	63,548	Getty Realty Corp.	1.1	1.2
34,020	34,020	Gladstone Commercial Corporation	0.6	0.6
326,692	360,422	Glimcher Realty Trust	4.5	3.4
200,061	136,327	Government Properties Income Trust	4.6	3.4
403,115	127,720	Gramercy Property Trust Inc	2.8	0.7
951,260	1,107,319	HCP, Inc.	41.9	40.2
734,406	695,326	Health Care REIT, Inc.	55.6	37.2
211,892	237,712	Healthcare Realty Trust Inc.	5.8	5.1
263,910	579,520	Healthcare Trust of America	7.1	5.7
386,553	426,743	Hersha Hospitality Trust	2.7	2.4
219,746	219,889	Highwoods Properties, Inc.	9.7	8.0
107,460	140,210	Home Properties, Inc.	7.0	7.5
332,850	366,850	Hospitality Properties Trust	10.3	9.9
1,641,705	1,822,914	Host Hotels & Resorts, Inc.	39.0	35.4
123,652	106,312	Hudson Pacific Properties, Inc.	3.7	2.3
190,919	216,059	Inland Real Estate Corp.	2.1	2.3
241,151	256,491	Investors Real Estate Trust	2.0	2.2
298,480	—	Iron Mountain Inc.	11.5	—
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	115.3	94.6
183,003	201,093	Kilroy Realty Corporation	12.6	10.1
911,057	993,333	Kimco Realty Corporation	22.9	19.6
254,398	321,483	Kite Realty Group Trust	7.3	2.1
259,799	254,432	LaSalle Hotel Properties	10.5	7.9
508,105	543,895	Lexington Realty Trust	5.6	5.6
328,620	355,290	Liberty Property Trust	12.4	12.0
58,133	84,816	LTC Properties, Inc.	2.5	3.0
142,118	217,063	Mack-Cali Realty Corporation	2.7	4.7
385,417	395,297	Medical Properties Trust, Inc.	5.3	4.8
177,150	181,705	Mid-America Apartment Communities, Inc.	13.2	11.0
118,597	102,977	Monmouth Real Estate Investment Corporation	1.3	0.9
65,594	72,294	National Health Investors, Inc.	4.6	4.1
305,461	296,600	National Retail Properties, Inc.	12.0	9.0
237,208	—	New Senior Investment Group	3.9	—
570,000	—	Northstar Realty Finance Corp.	10.0	—
281,073	299,263	Omega Healthcare Investors, Inc.	11.0	8.9
28,607	31,357	One Liberty Properties, Inc.	0.7	0.6
256,813	133,229	Parkway Properties, Inc.	4.7	2.6
179,213	153,837	Pebblebrook Hotel Trust	8.2	4.7
147,065	162,035	Pennsylvania Real Estate Investment Trust	3.5	3.1
168,375	47,950	Physicians Realty Trust	2.8	0.6
271,204	409,892	Piedmont Office Realty Trust, Inc.	5.1	6.8
393,917	432,157	Plum Creek Timber Company, Inc.	16.9	20.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2014	2013		2014	2013
119,803	133,253	Post Properties, Inc.	$7.0	$6.0
84,078	92,248	Potlatch Corporation	3.5	3.9
1,129,782	1,218,251	ProLogis	48.6	45.0
44,040	49,510	PS Business Parks, Inc.	3.5	3.8
304,858	349,519	Public Storage, Inc.	56.4	52.6
10,813	—	QTS Realty Trust, Inc.	0.4	—
168,010	150,090	Ramco-Gershenson Properties Trust	3.1	2.4
345,772	308,209	Rayonier, Inc.	9.7	13.0
517,842	500,294	Realty Income Corporation	24.7	18.7
202,908	224,748	Regency Centers Corporation	12.9	10.4
197,186	178,566	Retail Opportunity Investment	3.3	2.6
520,915	468,255	Retail Properties of America	8.7	6.0
90,510	39,760	Rexford Industrial Realty Inc	1.4	0.5
220,006	300,884	RLJ Lodging Trust	7.4	7.3
83,313	53,113	Rouse Properties, Inc.	1.5	1.2
108,370	117,520	Ryman Hospitality Properties	5.7	4.9
118,843	91,983	Sabra Health Care REIT Inc	3.6	2.4
28,976	32,736	Saul Centers, Inc.	1.7	1.6
83,490	68,430	Select Income Real Estate Investment Trust	2.0	1.8
499,658	460,237	Senior Housing Properties Trust	11.0	10.2
82,090	93,740	Silver Bay Realty Trust Corp	1.4	1.5
674,617	750,616	Simon Property Group, Inc.	122.9	114.2
189,478	232,245	SL Green Realty Corp.	22.6	21.5
53,568	78,699	Sovran Self Storage, Inc.	4.7	5.1
1,080,553	868,341	Spirit Realty Capital Inc.	12.8	8.5
200,698	104,960	Stag Industrial, Inc.	4.9	2.1
89,340	—	Starwood Waypoint Residential Trust	2.4	—
641,315	417,139	Strategic Hotels & Resorts, Inc.	8.5	3.9
186,578	199,598	Summit Hotel Properties, Inc.	2.3	1.8
100,386	85,816	Sun Communities, Inc.	6.1	3.7
511,462	447,056	Sunstone Hotel Investors, L.L.C.	8.4	6.0
212,284	228,624	Tanger Factory Outlet Centers, Inc.	7.8	7.3
120,329	155,209	Taubman Centers, Inc.	9.2	9.9
70,574	59,134	Terreno Realty Corporation	1.5	1.0
336,472	343,852	The Macerich Company	28.1	20.2
556,651	612,561	UDR, Inc.	17.2	14.3
44,774	31,724	UMH Properties, Inc.	0.4	0.3
29,158	31,798	Universal Health Realty Income Trust	1.4	1.3
51,473	58,833	Urstadt Biddle Properties, Inc.	1.1	1.1
652,228	719,138	Ventas, Inc.	46.8	41.2
351,441	409,723	Vornado Realty Trust	41.4	36.4
349,878	—	Washington Prime Group, Inc.	6.0	—
96,831	164,207	Washington Real Estate Investment Trust	2.7	3.8
190,047	266,400	Weingarten Realty Investors	6.6	7.3
1,119,582	1,423,998	Weyerhaeuser Company	40.2	45.0
50,900	45,930	Whitestone Real Estate Investment Trust B	0.8	0.6
75,457	80,257	Winthrop Realty Trust	1.2	0.9
246,629	141,520	WP Carey Inc.	17.3	8.7

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $1,400.2 and $1,384.3)			$1,818.4	$1,499.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—17.3% and 16.3%
GOVERNMENT AGENCY NOTES—10.7% and 10.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2014	2013				2014	2013
$—	$21.0	Fannie Mae Discount Notes	0.041%-0.046%	1/15/2014	$—	$21.0
—	3.5	Fannie Mae Discount Notes	0.112%	1/21/2014	—	3.5
—	7.0	Fannie Mae Discount Notes	0.035%-0.051%	1/22/2014	—	7.0
—	28.2	Fannie Mae Discount Notes	0.041%	1/29/2014	—	28.2
—	32.1	Fannie Mae Discount Notes	0.071%	2/3/2014	—	32.1
—	30.0	Fannie Mae Discount Notes	0.061%-0.066%	2/5/2014	—	30.0
—	50.0	Fannie Mae Discount Notes	0.077%	2/19/2014	—	50.0
—	31.0	Fannie Mae Discount Notes	0.061%	2/24/2014	—	31.0
—	22.0	Fannie Mae Discount Notes	0.086%	2/26/2014	—	22.0
—	31.0	Fannie Mae Discount Notes	0.066%	3/3/2014	—	31.0
—	14.0	Fannie Mae Discount Notes	0.066%	4/2/2014	—	13.9
—	18.0	Fannie Mae Discount Notes	0.091%-0.101%	4/23/2014	—	18.0
—	23.0	Fannie Mae Discount Notes	0.107%	5/1/2014	—	23.0
—	25.0	Fannie Mae Discount Notes	0.107%	5/7/2014	—	25.0
—	32.7	Fannie Mae Discount Notes	0.127%	6/4/2014	—	32.7
—	20.3	Fannie Mae Discount Notes	0.127%	6/11/2014	—	20.3
—	38.0	Fannie Mae Discount Notes	0.132%	6/18/2014	—	38.0
44.0	—	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	44.0	—
15.0	—	Fannie Mae Discount Notes	0.046%	1/15/2015	15.0	—
21.9	—	Fannie Mae Discount Notes	0.046%-0.071%	1/20/2015	21.8	—
10.0	—	Fannie Mae Discount Notes	0.051%	1/28/2015	10.0	—
40.9	—	Fannie Mae Discount Notes	0.068%-0.101%	2/11/2015	40.9	—
46.1	—	Fannie Mae Discount Notes	0.101%	2/17/2015	46.1	—
35.6	—	Fannie Mae Discount Notes	0.089%	2/25/2015	35.6	—
12.0	—	Fannie Mae Discount Notes	0.076%	2/27/2015	12.0	—
39.0	—	Fannie Mae Discount Notes	0.101%	3/2/2015	39.0	—
37.1	—	Fannie Mae Discount Notes	0.091%	3/3/2015	37.1	—
44.6	—	Fannie Mae Discount Notes	0.086%	3/16/2015	44.6	—
38.0	—	Fannie Mae Discount Notes	0.066%	3/18/2015	38.0	—
35.0	—	Fannie Mae Discount Notes	0.061%	3/25/2015	35.0	—
40.0	—	Fannie Mae Discount Notes	0.066%	4/1/2015	40.0	—
26.7	—	Fannie Mae Discount Notes	0.096%	4/6/2015	26.7	—
44.7	—	Fannie Mae Discount Notes	0.096%-0.112%	4/8/2015	44.7	—
28.3	—	Fannie Mae Discount Notes	0.096%	4/13/2015	28.3	—
35.7	—	Fannie Mae Discount Notes	0.101%-0.152%	4/27/2015	35.7	—
17.5	—	Fannie Mae Discount Notes	0.101%	4/29/2015	17.5	—
30.0	—	Fannie Mae Discount Notes	0.081%	5/1/2015	30.0	—
11.5	—	Fannie Mae Discount Notes	0.107%	5/4/2015	11.5	—
25.0	—	Fannie Mae Discount Notes	0.101%	5/6/2015	25.0	—
20.0	—	Fannie Mae Discount Notes	0.112%	5/13/2015	20.0	—
10.9	—	Fannie Mae Discount Notes	0.127%	5/20/2015	10.9	—
35.0	—	Fannie Mae Discount Notes	0.091%	6/17/2015	35.0	—
25.0	—	Fannie Mae Discount Notes	0.144%	7/1/2015	25.0	—
100.0	—	Fannie Mae Discount Notes	0.112%	7/20/2015	99.9	—
50.0	—	Fannie Mae Discount Notes	0.000%	8/17/2015	50.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2014	2013				2014	2013
$2.9	$—	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	$2.9	$—
—	25.0	Federal Home Loan Bank Discount Notes	0.056%	1/2/2014	—	25.0
—	27.2	Federal Home Loan Bank Discount Notes	0.066%	1/3/2014	—	27.2
—	22.0	Federal Home Loan Bank Discount Notes	0.051%	1/8/2014	—	22.0
—	100.0	Federal Home Loan Bank Discount Notes	0.061%	1/10/2014	—	100.0
—	50.0	Federal Home Loan Bank Discount Notes	0.035%-0.066%	1/17/2014	—	50.0
—	14.0	Federal Home Loan Bank Discount Notes	0.051%	1/24/2014	—	14.0
—	14.1	Federal Home Loan Bank Discount Notes	0.086%-0.096%	2/21/2014	—	14.1
—	14.5	Federal Home Loan Bank Discount Notes	0.071%-0.076%	3/7/2014	—	14.5
—	19.5	Federal Home Loan Bank Discount Notes	0.076%	3/12/2014	—	19.5
—	50.0	Federal Home Loan Bank Discount Notes	0.066%-0.106%	3/21/2014	—	50.0
—	43.2	Federal Home Loan Bank Discount Notes	0.081%	3/26/2014	—	43.2
—	50.0	Federal Home Loan Bank Discount Notes	0.071%	3/28/2014	—	50.0
—	23.8	Federal Home Loan Bank Discount Notes	0.087%	4/2/2014	—	23.8
—	100.0	Federal Home Loan Bank Discount Notes	0.112%	4/9/2014	—	100.0
—	31.0	Federal Home Loan Bank Discount Notes	0.091%	4/16/2014	—	31.0
—	10.3	Federal Home Loan Bank Discount Notes	0.096%	4/23/2014	—	10.2
—	13.8	Federal Home Loan Bank Discount Notes	0.101%	4/25/2014	—	13.8
—	46.0	Federal Home Loan Bank Discount Notes	0.107%-0.122%	5/1/2014	—	46.0
—	25.0	Federal Home Loan Bank Discount Notes	0.101%	5/2/2014	—	25.0
—	5.0	Federal Home Loan Bank Discount Notes	0.112%	5/9/2014	—	5.0
—	16.0	Federal Home Loan Bank Discount Notes	0.112%	5/14/2014	—	16.0
—	20.0	Federal Home Loan Bank Discount Notes	0.122%	5/16/2014	—	20.0
—	55.1	Federal Home Loan Bank Discount Notes	0.122%-0.127%	5/28/2014	—	55.1
—	20.0	Federal Home Loan Bank Discount Notes	0.137%	6/25/2014	—	20.0
—	3.0	Federal Home Loan Bank Discount Notes	0.122%	7/7/2014	—	3.0
20.0	—	Federal Home Loan Bank Discount Notes	0.041%	1/5/2015	20.0	—
19.0	—	Federal Home Loan Bank Discount Notes	0.047%	1/7/2015	19.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	50.0	—
40.0	—	Federal Home Loan Bank Discount Notes	0.076%	1/13/2015	40.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	30.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.061%	1/21/2015	50.0	—
21.8	—	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	21.7	—
50.0	—	Federal Home Loan Bank Discount Notes	0.086%	1/27/2015	50.0	—
8.0	—	Federal Home Loan Bank Discount Notes	0.071%	1/28/2015	8.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.061%	1/30/2015	50.0	—
58.0	—	Federal Home Loan Bank Discount Notes	0.074%	2/4/2015	58.0	—
45.0	—	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	45.0	—
56.0	—	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	56.0	—
29.5	—	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	29.5	—
20.6	—	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	20.6	—
22.0	—	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	22.0	—
16.7	—	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	16.7	—
11.5	—	Federal Home Loan Bank Discount Notes	0.073%	3/9/2015	11.5	—
31.3	—	Federal Home Loan Bank Discount Notes	0.112%	3/11/2015	31.3	—
7.0	—	Federal Home Loan Bank Discount Notes	0.071%	3/17/2015	7.0	—
27.0	—	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	27.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2014	2013				2014	2013
$15.0	$—	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	$15.0	$—
29.2	—	Federal Home Loan Bank Discount Notes	0.101%	4/17/2015	29.2	—
7.0	—	Federal Home Loan Bank Discount Notes	0.101%	4/24/2015	7.0	—
30.1	—	Federal Home Loan Bank Discount Notes	0.152%	4/29/2015	30.1	—
20.0	—	Federal Home Loan Bank Discount Notes	0.116%	5/20/2015	20.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	20.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	20.0	—
8.2	—	Federal Home Loan Bank Discount Notes	0.132%-0.162%	8/21/2015	8.2	—
48.8	—	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	48.8	—
20.0	—	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	20.0	—
21.5	—	Federal Home Loan Bank Discount Notes	0.162%	9/8/2015	21.5	—
14.0	—	Federal Home Loan Bank Discount Notes	0.162%	9/9/2015	14.0	—
—	40.0	Freddie Mac Discount Notes	0.061%	1/6/2014	—	40.0
—	25.1	Freddie Mac Discount Notes	0.046%-0.086%	1/13/2014	—	25.1
—	32.9	Freddie Mac Discount Notes	0.046%	1/21/2014	—	32.9
—	51.2	Freddie Mac Discount Notes	0.035%-0.051%	1/22/2014	—	51.2
—	13.2	Freddie Mac Discount Notes	0.147%	1/23/2014	—	13.2
—	26.0	Freddie Mac Discount Notes	0.058%-0.127%	2/4/2014	—	26.0
—	11.3	Freddie Mac Discount Notes	0.086%	2/14/2014	—	11.3
—	62.8	Freddie Mac Discount Notes	0.061%-0.066%	3/10/2014	—	62.7
—	24.5	Freddie Mac Discount Notes	0.086%	3/11/2014	—	24.4
—	30.0	Freddie Mac Discount Notes	0.081%	3/17/2014	—	30.0
—	33.0	Freddie Mac Discount Notes	0.064%	3/24/2014	—	33.0
—	15.0	Freddie Mac Discount Notes	0.061%	4/4/2014	—	15.0
—	33.0	Freddie Mac Discount Notes	0.091%	4/7/2014	—	33.0
—	30.0	Freddie Mac Discount Notes	0.106%	4/14/2014	—	30.0
—	32.9	Freddie Mac Discount Notes	0.096%-0.101%	4/21/2014	—	32.9
—	42.5	Freddie Mac Discount Notes	0.096%-0.112%	4/24/2014	—	42.5
—	6.0	Freddie Mac Discount Notes	0.101%	4/28/2014	—	6.0
—	12.8	Freddie Mac Discount Notes	0.096%	5/1/2014	—	12.8
—	25.0	Freddie Mac Discount Notes	0.112%	5/2/2014	—	25.0
—	50.7	Freddie Mac Discount Notes	0.091%-0.101%	5/6/2014	—	50.6
—	21.2	Freddie Mac Discount Notes	0.107%	5/12/2014	—	21.1
—	27.3	Freddie Mac Discount Notes	0.101%-0.122%	5/21/2014	—	27.2
—	19.6	Freddie Mac Discount Notes	0.101%	6/4/2014	—	19.6
—	18.5	Freddie Mac Discount Notes	0.101%	6/5/2014	—	18.5
—	6.0	Freddie Mac Discount Notes	0.127%	6/9/2014	—	6.0
—	18.8	Freddie Mac Discount Notes	0.131%	6/16/2014	—	18.7
—	15.9	Freddie Mac Discount Notes	0.117%	7/1/2014	—	15.9
—	7.1	Freddie Mac Discount Notes	0.132%	7/11/2014	—	7.1
—	25.0	Freddie Mac Discount Notes	0.134%	8/1/2014	—	25.0
—	7.3	Freddie Mac Discount Notes	0.132%	9/3/2014	—	7.3
10.3	—	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	10.3	—
43.0	—	Freddie Mac Discount Notes	0.038%-0.091%	1/12/2015	43.0	—
30.8	—	Freddie Mac Discount Notes	0.101%	1/26/2015	30.8	—
37.0	—	Freddie Mac Discount Notes	0.061%	1/29/2015	37.0	—
16.5	—	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	16.5	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2014	2013				2014	2013
$22.9	$—	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	$22.9	$—
11.8	—	Freddie Mac Discount Notes	0.112%	3/17/2015	11.8	—
17.1	—	Freddie Mac Discount Notes	0.081%-0.107%	3/19/2015	17.1	—
19.6	—	Freddie Mac Discount Notes	0.061%	3/24/2015	19.5	—
18.0	—	Freddie Mac Discount Notes	0.132%	3/25/2015	18.0	—
16.2	—	Freddie Mac Discount Notes	0.122%	4/1/2015	16.2	—
27.2	—	Freddie Mac Discount Notes	0.127%-0.142%	4/2/2015	27.2	—
20.9	—	Freddie Mac Discount Notes	0.066%	4/6/2015	20.9	—
16.2	—	Freddie Mac Discount Notes	0.096%-0.142%	4/7/2015	16.2	—
4.4	—	Freddie Mac Discount Notes	0.096%	4/9/2015	4.4	—
29.8	—	Freddie Mac Discount Notes	0.101%	4/14/2015	29.8	—
13.6	—	Freddie Mac Discount Notes	0.096%	4/16/2015	13.6	—
11.0	—	Freddie Mac Discount Notes	0.107%	4/21/2015	11.0	—
15.0	—	Freddie Mac Discount Notes	0.096%	4/22/2015	15.0	—
20.0	—	Freddie Mac Discount Notes	0.096%	4/23/2015	20.0	—
13.7	—	Freddie Mac Discount Notes	0.101%	4/24/2015	13.7	—
20.0	—	Freddie Mac Discount Notes	0.101%	5/11/2015	20.0	—
8.8	—	Freddie Mac Discount Notes	0.112%	5/27/2015	8.8	—
41.0	—	Freddie Mac Discount Notes	0.147%	6/15/2015	41.0	—
15.0	—	Freddie Mac Discount Notes	0.137%	6/16/2015	15.0	—
6.9	—	Freddie Mac Discount Notes	0.101%	7/21/2015	6.9	—
24.0	—	Freddie Mac Discount Notes	0.159%	7/22/2015	24.0	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $2,369.6 and $1,989.0)					$2,369.9	$1,989.1

UNITED STATES TREASURY SECURITIES—6.6% and 5.9%
$—	$17.0	United States Treasury Bills	0.052%	1/2/2014	$—	$17.0
—	26.6	United States Treasury Bills	0.031%-0.069%	1/9/2014	—	26.6
—	30.0	United States Treasury Bills	0.046%-0.048%	1/16/2014	—	30.0
—	4.0	United States Treasury Bills	0.035%	1/23/2014	—	4.0
—	30.0	United States Treasury Bills	0.071%	1/30/2014	—	30.0
—	17.0	United States Treasury Bills	0.071%	3/6/2014	—	17.0
—	59.0	United States Treasury Bills	0.054%-0.061%	3/13/2014	—	59.0
—	50.0	United States Treasury Bills	0.030%-0.043%	3/20/2014	—	50.0
—	4.0	United States Treasury Bills	0.068%	4/3/2014	—	4.0
—	50.0	United States Treasury Bills	0.079%-0.089%	6/26/2014	—	50.0
—	206.0	United States Treasury Bills	0.102%-0.108%	7/24/2014	—	205.9
—	49.3	United States Treasury Bills	0.091%-0.097%	8/21/2014	—	49.2
—	50.0	United States Treasury Bills	0.093%	9/18/2014	—	50.0
—	6.4	United States Treasury Bills	0.030%-0.117%	11/13/2014	—	6.4
—	25.0	United States Treasury Bills	0.085%-0.135%	12/11/2014	—	25.0
24.0	—	United States Treasury Bills	0.041%	1/2/2015	24.0	—
4.0	—	United States Treasury Bills	0.035%	1/15/2015	4.0	—
45.8	—	United States Treasury Bills	0.020%-0.040%	1/22/2015	45.8	—
19.4	—	United States Treasury Bills	0.038%-0.051%	2/12/2015	19.4	—
30.0	—	United States Treasury Bills	0.044%	2/19/2015	30.0	—
17.2	—	United States Treasury Bills	0.020%-0.030%	2/26/2015	17.2	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2014	2013				2014	2013
$43.6	$—	United States Treasury Bills	0.020%-0.032%	3/5/2015	$43.6	$—
30.0	—	United States Treasury Bills	0.042%	3/12/2015	30.0	—
16.0	—	United States Treasury Bills	0.030%	3/26/2015	16.0	—
7.2	—	United States Treasury Bills	0.028%-0.044%	4/2/2015	7.2	—
36.6	—	United States Treasury Bills	0.037%	4/9/2015	36.6	—
41.2	—	United States Treasury Bills	0.056%-0.057%	5/7/2015	41.2	—
53.9	—	United States Treasury Bills	0.044%-0.071%	5/28/2015	53.9	—
8.5	—	United States Treasury Bills	0.076%	6/4/2015	8.4	—
196.0	—	United States Treasury Bills	0.071%-0.100%	6/25/2015	195.9	—
121.0	—	United States Treasury Bills	0.105%-0.112%	7/23/2015	120.9	—
35.0	—	United States Treasury Bills	0.092%-0.178%	8/20/2015	35.0	—
50.0	—	United States Treasury Bills	0.078%	9/17/2015	49.9	—
117.0	—	United States Treasury Bills	0.099%-0.101%	10/15/2015	116.8	—
—	56.4	United States Treasury Notes	0.055%-0.113%	1/31/2014	—	56.4
—	17.7	United States Treasury Notes	0.052%-0.152%	3/31/2014	—	17.7
—	25.0	United States Treasury Notes	0.053%	4/15/2014	—	25.1
—	77.0	United States Treasury Notes	0.097%-0.150%	4/30/2014	—	77.0
—	24.9	United States Treasury Notes	0.082%-0.123%	5/15/2014	—	24.9
—	100.0	United States Treasury Notes	0.076%-0.136%	6/30/2014	—	100.1
—	100.0	United States Treasury Notes	0.124%-0.147%	7/15/2014	—	100.3
—	54.8	United States Treasury Notes	0.121%-0.139%	7/31/2014	—	54.8
—	50.0	United States Treasury Notes	0.152%-0.167%	8/15/2014	—	50.1
1.0	—	United States Treasury Notes	0.107%	1/15/2015	1.0	—
24.0	—	United States Treasury Notes	0.066%	4/15/2015	24.0	—
9.2	—	United States Treasury Notes	0.051%	4/23/2015	9.2	—
40.0	—	United States Treasury Notes	0.045%	4/30/2015	40.0	—
41.3	—	United States Treasury Notes	0.061%-0.062%	5/14/2015	41.3	—
50.0	—	United States Treasury Notes	0.118%	5/15/2015	50.0	—
100.0	—	United States Treasury Notes	0.063%	5/21/2015	100.0	—
19.6	—	United States Treasury Notes	0.080%	6/15/2015	19.6	—
30.0	—	United States Treasury Notes	0.152%	6/30/2015	30.0	—
50.0	—	United States Treasury Notes	0.126%-0.129%	7/15/2015	50.0	—
24.0	—	United States Treasury Notes	0.135%	7/31/2015	24.2	—
26.0	—	United States Treasury Notes	0.093%	7/31/2015	26.0	—
50.0	—	United States Treasury Notes	0.106%-0.113%	8/31/2015	50.1	—
50.0	—	United States Treasury Notes	0.122%	9/15/2015	50.0	—
50.0	—	United States Treasury Notes	0.000%	9/30/2015	50.0	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $1,461.5 and $1,130.3)					$1,461.2	$1,130.5

TOTAL OTHER MARKETABLE SECURITIES
(Cost $3,831.1 and $3,119.3)					$3,831.1	$3,119.6

TOTAL MARKETABLE SECURITIES
(Cost $5,231.3 and $4,503.6)					$5,649.5	$4,618.9

TOTAL INVESTMENTS
(Cost $19,123.8 and $17,649.0)					$22,168.1	$19,109.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	Increase in ownership percentage of 0.1% from December 31, 2013 was due to contract agreement with seller.

(7)	Investment was formerly named Ten & Twenty Westport Road.

(8)	The land held within Four Oaks Place was sold to the Four Oaks Place LP joint venture during the quarter ended September 30, 2014.

(9)	Four assets held within the Houston Apartment Portfolio were sold during the quarter ended December 31, 2014.

(10)	The investment was sold on February 12, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account and its subsidiaries (the “Account”) at December 31, 2014 and 2013, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 6, 2015

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2014. Based upon management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2014, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2015, their dates of birth, and their principal occupations during at least the last five years, are as follows:

Trustees

Ronald L. Thompson (Chairman), 6/17/49
Former Chairman and Chief Executive Officer, Midwest Stamping and Manufacturing Company from 1993 through 2005. Director, Fiat Chrysler Automobiles and Medical University of South Carolina Foundation, and Trustee, Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

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

Robert C. Clark, 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University. Formerly Dean and Royall Professor of Law, Harvard Law School from 1989 to 2003. Director of the Hodson Trust, Time Warner, Inc. and Omnicom Group, Inc.

Lisa W. Hess, 8/8/55
President and Managing Partner, SkyTop Capital. Former Chief Investment Officer of Loews Corporation from 2002 to 2008. Founding partner of Zesiger Capital Group. Director of Radian Group, Inc., Covariance Capital Management, Inc. (“Covariance”), and TIAA-CREF Trust Company, FSB. Trustee of the Pomfret School and the Richard W. Wolfson Family Foundation.

Edward M. Hundert, M.D., 10/1/56
Harvard University Medical School, Dean for Medical Education and Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education. Formerly senior lecturer in Medical Ethics, 2007-2014, and Director of the Center for Teaching and Learning, Harvard Medical School, 2011 to 2014. Formerly, independent consultant, Huron Consulting Group, 2011 to 2014. President, Case Western Reserve University from 2002 to 2006. Dean, 2000 to 2002, University of Rochester School of Medicine and Dentistry, Professor of Medical Humanities and Psychiatry, 1997 to 2002. Faculty, Massachusetts General Hospital Center for Law, Brain and Behavior.

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

Donald K. Peterson, 8/13/49
Former Chairman and Chief Executive Officer, Avaya Inc. from 2002 to 2006 and President and Chief Executive Officer from 2000 to 2001. Formerly, Executive Vice President and Chief Financial Officer, Lucent Technologies from 1996 to 2000. Member and former chairman of the board of Worcester Polytechnic

Institute and trustee of the Committee for Economic Development. Director, Sanford C. Bernstein Fund Inc., and TIAA-CREF Trust Company, FSB.

Sidney A. Ribeau, 12/3/47
Professor of Communications and President Emeritus, Howard University since 2014. President, Howard University, 2008 to 2013. President, Bowling Green State University, 1995 to 2008. Director, Worthington Industries and board member, World Affairs Council-Washington, DC.

Dorothy K. Robinson, 2/18/51
Senior Counselor to the President of Yale University since 2014. Formerly, Vice President and General Counsel, Yale University, 1995-2014. General Counsel, Yale University, 1986 to 1995. Trustee, Yale University Press London and Newark Public Radio Inc., Director, TIAA-CREF Trust Company, FSB, Yale Southern Observatory, Inc., Youth Rights Media, Inc. and Friends of New Haven Legal Assistance.

David L. Shedlarz, 4/17/48
Former Vice Chairman of Pfizer Inc. from 2006 to 2007, Executive Vice President from 1999 to 2005 and Chief Financial Officer of Pfizer from 1995 to 2005. Director, Pitney Bowes Inc., The Hershey Company, and TIAA-CREF Trust Company, FSB.

Marta Tienda, 8/10/50
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University, since 1997. Visiting Research Scholar at the New York University Center for Advanced Research in Social Sciences, 2010 to 2011. Director, Office of Population Research, Princeton University, 1998 to 2002. Commissioner, President’s Advisory Commission on Educational Excellence for Hispanics. Trustee, Alfred P. Sloan Foundation and Jacobs Foundation. Member of Advisory Committee, American Education Research Association, OCI Advisory Committee, the Mellon Foundation, and the National Research Council’s Division of Behavioral and Social Sciences and Education and its Panel on the Economic and Fiscal Consequences of Immigration.

Officer—Trustees

Roger W. Ferguson, Jr., 10/28/51
President and Chief Executive Officer of TIAA and CREF since April 2008. Formerly, Chairman of Swiss Re America Holding Corporation and Head of Financial Services and member of the Executive Committee, Swiss Re from 2006 to 2008; Vice Chairman and member of the Board of the U.S. Federal Reserve from 1999 to 2006 and a member of its Board of Governors from 1997 to 1999; and Partner and Associate, McKinsey & Company from 1984 to 1997. Currently a member of the advisory board of Brevan Howard Asset Management LLP and a director of International Flavors and Fragrances, Inc. Fellow of the American Academy of Arts & Sciences and member of its Commission on the Humanities and Social Sciences. Chairman of the Business—Higher Education Forum. Board member at The Conference Board, the Institute for Advanced Study, Memorial Sloan-Kettering Cancer Center, and the American Council of Life Insurers,. Member of the Harvard University Visiting Committee for the Memorial Church, the Economic Club of New York, the Council on Foreign Relations, Math for America, Partnership for NYC and the Group of Thirty.

Other TIAA Executive Officers

Robert G. Leary, 3/20/61
Executive Vice President and President of Asset Management (since 2013) of TIAA, and Manager (since 2013) and President and Chief Executive Officer (2013 to 2014) of TIAA-CREF Asset Management, LLC (“TCAM”). Principal Executive Officer and Executive Vice President of CREF and VA-1 (since 2013). Principal Executive Officer and President of TIAA-CREF Funds and TIAA-CREF Life Funds (since 2013). Chairman, Director, President and Chief Executive Officer of Advisors (since 2013). Chairman, Manager, President and Chief Executive Officer of Investment Management (since 2013). Chairman (since 2013), President and Chief Executive Officer (2013 to 2014) of TPIS. Director of TIAA Henderson Real Estate Ltd (since 2013). Director of TIAA International Holdings 1 Ltd, TIAA International Holdings 2 Ltd, and TIAA International Holdings 3 Ltd (since 2013). Director, TCAM Global UK Limited (since 2014). President and Chief Executive Officer, TIAA Asset Management Finance Company, LLC (since 2014). Manager, President and Chairman, TCAM (since 2014). Formerly, President and Chief Operating Officer of ING U.S. starting in

April 2011, where he led all aspects of ING’s investment management, retirement, insurance and annuity businesses, as well as operations, information technology and marketing. Also served as chief executive officer of ING Insurance U.S. from January 2010 to April 2011 after joining ING in 2007 as Chairman and Chief Executive Officer of ING Investment Management, Americas. Previously was an Executive Vice President at AIG, helping to build investment solutions for the institutional investor community. Prior thereto was Vice President at J.P. Morgan & Co., where he specialized in fixed income applications. Currently serves on the board of AmeriCares, a nonprofit, global health and disaster-relief organization.

Virginia M. Wilson, 7/22/54
Executive Vice President, Chief Financial Officer of TIAA and Executive Vice President, Chief Financial Officer and Principal Accounting Officer of CREF (since 2010). Executive Vice President & Chief Financial Officer, TIAA Global Equity Income, LLC (since 2013). Manager, Executive Vice President and Chief Financial Officer of Redwood (since 2010). Manager, Executive Vice President and Chief Financial Officer of TCT Holdings, Inc. (since 2010), Director of TCAM (2010 to 2011) Executive Vice President of TCAM (since 2010). Served from 2006 to 2009 as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, one of the world’s largest hospitality firms, following its 2006 spin-off from Cendant Corporation, a multinational holding company with operations in the real estate, travel, car rental, hospitality, mortgage banking and other service sectors. Served from 2003 to 2006 as Cendant’s Executive Vice President and Chief Accounting Officer. Corporate Controller of MetLife, Inc. from 1999 to 2003 and was Senior Vice President and Controller for the life insurance operations of Transamerica Corporation (which was acquired by AEGON NV in 1999) from 1995 to 1999. Prior to 1995, was an Audit Partner at Deloitte & Touche LLP. Currently a director of the Los Angeles Child Guidance Clinic and a Trustee and Vice Chair for Catholic Charities in New York.

Ronald Pressman, 4/11/58
Executive Vice President and Chief Operating Officer (since 2012) of TIAA, and Executive Vice President of the TIAA-CREF Fund Complex (since 2012). Director, Covariance (since 2012). Director, TIAA-CREF Life Insurance Company (“TC Life”) (since 2012). Manager, Kaspick & Company, LLC (“Kaspick”) (since 2012). Manager, TIAA-CREF Redwood, LLC (since 2013). From 2007 to 2011, served as President and Chief Executive Officer of General Electric Capital Real Estate. Prior to 2007, served as President and CEO of General Electric Asset Management and Chairman, President and Chief Executive Officer of General Electric Employers Reinsurance Group. Currently a Charter Trustee of Hamilton College. Also serves as the Chairman of the National Board of A Better Chance and a director of Pathways to College. Currently serves as a Director of Aspen Insurance Holdings Limited.

Edward D. Van Dolsen, 4/21/58
Executive Vice President, President of Retirement and Individual Financial Services (since 2011) of TIAA, and Executive Vice President (since 2008) of the TIAA-CREF Fund Complex. Chief Operating Officer (2010 to 2011), Executive Vice President, Product Development and Management (2009 to 2010), Executive Vice President, Institutional Client Services (2006 to 2009), Executive Vice President, Product Management (2005 to 2006), and Senior Vice President, Pension Products (2003 to 2005) of TIAA. Director of Covariance (since 2010). Director (since 2007), Chairman and President (2009 to 2010, since 2012) of TCT Holdings, Inc. Director (2007 to 2011) and Executive Vice President (2008 to 2010) of TCAM. Manager (since 2006), President and CEO (2006 to 2010) of Redwood. Director of Tuition Financing (2008 to 2009) and Executive Vice President of TC Life (2009 to 2010).

Portfolio Management Team

Margaret A. Brandwein, 11/26/46
Managing Director and Portfolio Manager, TIAA Real Estate Account since 2004.

Thomas C. Garbutt, 10/12/58
Senior Managing Director, Global Real Estate, TIAA.

Philip J. McAndrews, 12/13/58
Senior Managing Director and Chief Investment Officer Real Estate, Americas, TIAA.

Audit Committee Financial Expert

On February 11, 2015, the Board of Trustees of TIAA determined that each of Lisa W. Hess, Lawrence H. Linden, and Donald K. Peterson qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2014, the Account expensed $29.2 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2012 and through the date of this annual report, the TIAA general account has not purchased any liquidity units. During the months of June, September, December 2012, and March 2013, the Account redeemed all outstanding liquidity units representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

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

For the year ended December 31, 2014, the Account expensed $70.7 million for investment advisory services and $0.9 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $62.2 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2014 and 2013 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,169,000 and $1,081,000 respectively.

Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2014 and 2013.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2014 and 2013.

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

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
	(D)	Form of Accumulation Contract[8]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC.[11]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[10]
*(14)		Code of Ethics of TIAA
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the annual report on Form 10-K for the periods ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements

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

(11)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 6th day of March, 2015.

TIAA REAL ESTATE ACCOUNT
	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
March 6, 2015		/s/ Robert G. Leary

Robert G. Leary
Executive Vice President and
President, Asset Management

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer and Trustee	March 6, 2015

/s/ ROBERT G. LEARY	Executive Vice President and President, Asset Management (Principal Executive Officer)	March 6, 2015

/s/ VIRGINIA M. WILSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 6, 2015

/s/ JEFFREY R. BROWN	Trustee	March 6, 2015

/s/ ROBERT C. CLARK	Trustee	March 6, 2015

/s/ LISA W. HESS	Trustee	March 6, 2015

/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 6, 2015

/s/ LAWRENCE H. LINDEN	Trustee	March 6, 2015

/s/ MAUREEN O’HARA	Trustee	March 6, 2015

/s/ DONALD K. PETERSON	Trustee	March 6, 2015

/s/ SIDNEY A. RIBEAU	Trustee	March 6, 2015

/s/ DOROTHY K. ROBINSON	Trustee	March 6, 2015

/s/ DAVID L. SHEDLARZ	Trustee	March 6, 2015

/s/ MARTA TIENDA	Trustee	March 6, 2015

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.