Form 10-Q
period 2015-03-31
TIAA REAL ESTATE ACCOUNT
filed 2015-05-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 33-92990; 333-202583

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
March 31, 2015

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,138.0 and $11,309.0)	$12,923.5	$13,139.0
Real estate joint ventures and limited partnerships (cost: $2,427.9 and $2,583.5)	3,315.1	3,379.6
Marketable securities:
Real estate related (cost: $1,423.1 and $1,400.2)	1,875.9	1,818.4
Other (cost: $4,581.1 and $3,831.1)	4,581.3	3,831.1
Convertible note receivable (cost: $100.0)	100.0	—

Total investments (cost: $19,670.1 and $19,123.8)	22,795.8	22,168.1

Cash and cash equivalents	10.0	36.5
Due from investment manager	8.3	7.2
Other	188.7	196.9

TOTAL ASSETS	23,002.8	22,408.7

LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $2,137.3 and $2,337.5)	2,192.3	2,373.8
Accrued real estate property expenses	166.5	165.5
Other	30.2	40.4

TOTAL LIABILITIES	2,389.0	2,579.7

COMMITMENTS AND CONTINGENCIES—Note 8
NET ASSETS
Accumulation Fund	20,180.1	19,409.7
Annuity Fund	433.7	419.3

TOTAL NET ASSETS	$20,613.8	$19,829.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 7	58.4	57.9

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$345.384	$335.393

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
INVESTMENT INCOME
Real estate income, net:
Rental income	$217.0	$215.8

Real estate property level expenses and taxes:
Operating expenses	51.1	52.2
Real estate taxes	35.3	32.7
Interest expense	23.3	24.1

Total real estate property level expenses and taxes	109.7	109.0

Real estate income, net	107.3	106.8
Income from real estate joint ventures and limited partnerships	31.7	32.1
Interest	1.4	0.8
Dividends	9.0	8.2

TOTAL INVESTMENT INCOME	149.4	147.9

Expenses:
Investment advisory charges	20.0	17.9
Administrative charges	12.9	11.0
Distribution charges	5.3	4.3
Mortality and expense risk charges	0.2	0.2
Liquidity guarantee charges	7.5	7.6

TOTAL EXPENSES	45.9	41.0

INVESTMENT INCOME, NET	103.5	106.9

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	216.9	(1.0)
Real estate joint ventures and limited partnerships	169.5	0.2
Marketable securities	27.4	17.3

Net realized gain on investments	413.8	16.5

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(44.5)	106.4
Real estate joint ventures and limited partnerships	104.9	63.3
Marketable securities	34.9	105.1
Mortgage loans payable	(18.7)	(2.2)

Net change in unrealized appreciation on investments and mortgage loans payable	76.6	272.6

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	490.4	289.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$593.9	$396.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
FROM OPERATIONS
Investment income, net	$103.5	$106.9
Net realized gain on investments	413.8	16.5
Net change in unrealized appreciation on investments and mortgage loans payable	76.6	272.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	593.9	396.0

FROM PARTICIPANT TRANSACTIONS
Premiums	663.6	563.4
Annuity payments	(8.6)	(7.6)
Withdrawals and death benefits	(464.1)	(353.3)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	190.9	202.5

NET INCREASE IN NET ASSETS	784.8	598.5
NET ASSETS
Beginning of period	19,829.0	16,907.9

End of period	$20,613.8	$17,506.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$593.9	$396.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(413.8)	(16.5)
Net change in unrealized appreciation on investments and mortgage loans payable	(76.6)	(272.6)
Purchase of real estate properties	(188.4)	(35.0)
Capital improvements on real estate properties	(48.2)	(53.0)
Proceeds from sale of real estate properties	421.4	25.5
Purchases of long term investments	(169.9)	(161.4)
Proceeds from long term investments	413.4	157.0
Increase in other investments	(750.0)	(117.3)
Change in due (from) to investment manager	(1.1)	(6.8)
Decrease in other assets	8.2	8.6
Decrease in other liabilities	(6.1)	(14.1)

NET CASH USED IN OPERATING ACTIVITIES	(217.2)	(89.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(0.2)	(113.3)
Premiums	663.6	563.4
Annuity payments	(8.6)	(7.6)
Withdrawals and death benefits	(464.1)	(353.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	190.7	89.2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26.5)	(0.4)
CASH AND CASH EQUIVALENTS
Beginning of period	36.5	14.6

End of period	$10.0	$14.2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$23.5	$25.4

Loan assignment as part of real estate disposition	$200.0	$—

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Business: The TIAA Real Estate Account (“Account”) is an insurance separate account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York, for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account, and make withdrawals from the Account on a daily basis, under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.

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

Real estate properties owned by the Account are initially valued based on an independent third party appraisal, as reviewed by TIAA’s internal appraisal staff and as applicable by the Account’s independent fiduciary at the time of the closing of the purchase. Such initial valuation may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).

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

The independent fiduciary, RERC, LLC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available, are valued at fair value as determined in good faith by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Short-term investments are valued in the same manner as debt securities, as described above.

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

Valuation of Notes Receivable—Notes receivable are stated at fair value and are initially valued at the face amount of the note. Subsequently, notes receivable are valued quarterly based on market factors.

Valuation of Mortgage Loans Payable—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan and the return demands of the market.

See Note 4—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.

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

Restricted Cash: The Account held $21.6 million and $20.4 million as of March 31, 2015 and December 31, 2014, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncement: In February 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU amends, amongst other items, the consolidation rules regarding the evaluation of whether a limited partnership or similar entity is a variable interest entity or voting interest entity as well as the elimination of the presumption that a general partner should consolidate a limited partnership. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management is currently evaluating the impact of ASU 2015-02 on the Account’s Consolidated Financial Statements.

In March 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (“ASU 2015-03”). This ASU amends, amongst other items, the presentation of debt issuance costs on an entity’s balance sheet. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management is currently evaluating the impact of ASU 2015-03 on the Account’s Consolidated Financial Statements.

Note 2—Management Agreements, Arrangements and Related Party Transactions

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

The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 6—Financial Highlights.

Note 3—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 3% of the rental income of the Account.

The Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	22.2%	13.9%	7.0%	0.3%	43.4%
Apartment	10.7%	8.7%	3.5%	—	22.9%
Retail	4.1%	4.0%	8.1%	0.3%	16.5%
Industrial	1.4%	7.8%	3.9%	0.9%	14.0%
Other(2)	2.8%	0.2%	0.1%	0.1%	3.2%

Total	41.2%	34.6%	22.6%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

Note 4—Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

c. Inputs other than quoted prices that are observable within the market for the asset (or liability) (for example, interest rates and yield curves, implied volatilities, prepayment speeds, loss severities, credit risks, and default rates that are observable at commonly quoted intervals); and

d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (for example, market-corroborated inputs).

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (unaudited) and December 31, 2014, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2015
Real estate properties	$—	$—	$12,923.5	$12,923.5
Real estate joint ventures	—	—	3,274.7	3,274.7
Limited partnerships	—	—	40.4	40.4
Marketable securities:
Real estate related	1,875.9	—	—	1,875.9
Government agency notes	—	2,752.1	—	2,752.1
United States Treasury securities	—	1,829.2	—	1,829.2
Convertible note receivable	—	—	100.0	100.0

Total Investments at March 31, 2015	$1,875.9	$4,581.3	$16,338.6	$22,795.8

Mortgage loans payable	$—	$—	$(2,192.3)	$(2,192.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2014
Real estate properties	$—	$—	$13,139.0	$13,139.0
Real estate joint ventures	—	—	3,022.1	3,022.1
Limited partnerships	—	—	357.5	357.5
Marketable securities:
Real estate related	1,818.4	—	—	1,818.4
Government agency notes	—	2,369.9	—	2,369.9
United States Treasury securities	—	1,461.2	—	1,461.2

Total Investments at December 31, 2014	$1,818.4	$3,831.1	$16,518.6	$22,168.1

Mortgage loans payable	$—	$—	$(2,373.8)	$(2,373.8)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$357.5	$—	$16,518.6	$(2,373.8)
Total realized and unrealized gains (losses) included in changes in net assets	172.4	246.8	27.6	—	446.8	(18.7)
Purchases(1)	233.5	6.0	—	100.0	339.5	—
Sales	(621.4)	—	—	—	(621.4)	—
Settlements(2)	—	(0.2)	(344.7)	—	(344.9)	200.2

Ending balance March 31, 2015	$12,923.5	$3,274.7	$40.4	$100.0	$16,338.6	$(2,192.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	105.4	60.0	3.5	168.9	(2.2)
Purchases(1)	78.5	35.3	—	113.8	—
Sales	(25.5)	—	—	(25.5)	—
Settlements(2)	—	(80.8)	(2.8)	(83.6)	113.3

Ending balance March 31, 2014	$11,723.5	$2,578.1	$362.7	$14,664.3	$(2,168.0)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions, principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2015 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.8% (6.7%) 4.8% - 7.8% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.5% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 10.0% (7.0%) 5.0% - 8.0% (5.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.3% (5.3%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 7.8% (6.3%) 4.0% - 5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.3% (7.1%) 5.0% - 9.5% (6.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.7% (5.5%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.4% - 47.6% (42.4%) 2.9% - 3.6% (3.3%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.4% - 47.6% (42.4%) 1.2 - 1.3 (1.3)

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.9% - 63.3% (45.0%) 2.2% - 3.4% (3.0%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.9% - 63.3% (45.0%) 1.2 - 1.6 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	22.5% - 87.6% (46.5%) 2.2% - 4.4% (3.0%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	22.5% - 87.6% (46.5%) 1.1 - 2.2 (1.4)

The convertible note receivable was fair valued at par due to the short term duration of the call option and conversion feature of the note into units of CGMT REIT L.P.

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

During the three months ended March 31, 2015 and 2014, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2015	$188.5	$246.8	$(0.1)	$435.2	$(18.7)

For the three months ended March 31, 2014	$107.7	$59.9	$3.4	$171.0	$(2.2)

Note 5—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		March 31, 2015	December 31, 2014
		(Unaudited)
99 High Street	5.52% paid monthly	$185.0	$185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(4)	5.60% paid monthly	35.3	35.5	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(4)(7)	3.75% paid monthly	—	200.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(4)	3.74% paid monthly	137.5	137.5	October 1, 2026
Publix at Weston Commons(4)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$2,137.3	$2,337.5
Fair Value Adjustment(3)		55.0	36.3

Total mortgage loans payable		$2,192.3	$2,373.8

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	This property was sold on February 12, 2015.

Note 6—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2015	Years Ended December 31,
		2014	2013	2012
	(Unaudited)
Per Accumulation Unit data:
Rental income	$3.732	$15.862	$15.313	$16.345
Real estate property level expenses and taxes	1.887	7.788	8.112	9.059

Real estate income, net	1.845	8.074	7.201	7.286
Other income	0.724	3.459	2.759	2.178

Total income	2.569	11.533	9.960	9.464
Expense charges(1)	0.789	2.880	2.672	2.562

Investment income, net	1.780	8.653	7.288	6.902
Net realized and unrealized gain on investments and mortgage loans payable	8.211	27.868	19.015	18.013

Net increase in Accumulation Unit Value	9.991	36.521	26.303	24.915
Accumulation Unit Value:
Beginning of period	335.393	298.872	272.569	247.654

End of period	$345.384	$335.393	$298.872	$272.569

Total return	2.98%	12.22%	9.65%	10.06%
Ratios to Average net Assets(2):
Expenses(1)	0.92%	0.89%	0.92%	0.95%
Investment income, net	2.08%	2.68%	2.50%	2.55%
Portfolio turnover rate(3):
Real estate properties(4)	1.8%	6.5%	2.1%	10.2%
Marketable securities(5)	3.3%	15.9%	8.4%	21.9%
Accumulation Units outstanding at end of period (in millions):	58.4	57.9	55.3	53.3
Net assets end of period (in millions)	$20,613.8	$19,829.0	$16,907.9	$14,861.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three month period ended March 31, 2015 are annualized.

(3)	Percentages for the three month period ended March 31, 2015 are not annualized.

(4)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period.

(5)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
	(Unaudited)
Outstanding:
Beginning of period	57.9	55.3
Credited for premiums	1.9	7.7
Annuity, other periodic payments, withdrawals and death benefits	(1.4)	(5.1)

End of period	58.4	57.9

Note 8—Commitments and Contingencies

Commitments—The Account had $0.2 million of outstanding immediately callable commitments to purchase additional interests in the Heitman Value Partners Fund, which is in dissolution. Currently, there is no expectation the limited partnership will call the remaining commitment.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9—Subsequent Events

Casa Palma—Coconut Creek, FL

On April 24, 2015, the Account purchased a newly constructed multi-family property located in Coconut Creek, Florida for $90.0 million.

250 North 10th Street—Brooklyn, NY

On May 1, 2015, the Account purchased a newly constructed multi-family property located in Brooklyn, New York for $169.7 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—56.7% and 59.3%

Location/Description	Type	Fair Value at
		March 31, 2015		December 31, 2014
		(Unaudited)
Arizona:
Camelback Center	Office	$48.5		$44.5
Kierland Apartment Portfolio	Apartments	120.0	(1)	118.1	(1)
California:
3 Hutton Centre Drive	Office	44.5		45.5
50 Fremont Street(6)	Office	—		637.6	(1)
55 Second Street	Office	308.3	(1)	292.2	(1)
88 Kearny Street	Office	138.9		130.7
200 Middlefield Road	Office	52.0		51.0
Centre Pointe and Valley View	Industrial	38.4		36.3
Cerritos Industrial Park	Industrial	98.8		98.5
Charleston Plaza	Retail	85.5	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	141.4		128.8
Holly Street Village	Apartments	128.8		128.3
Larkspur Courts	Apartments	131.7		131.6
Northern CA RA Industrial Portfolio	Industrial	56.7		56.7
Northpark Village Square	Retail	45.3		45.2
Oceano at Warner Center	Apartments	81.6		81.4
Ontario Industrial Portfolio	Industrial	395.5		366.4
Ontario Mills Industrial Portfolio	Industrial	41.2		39.6
Pacific Plaza	Office	96.0		96.1
Rancho Cucamonga Industrial Portfolio	Industrial	149.3		143.4
Regents Court	Apartments	83.0	(1)	81.8	(1)
Southern CA RA Industrial Portfolio	Industrial	107.3		105.9
Stella	Apartments	170.3		170.1
The Forum at Carlsbad	Retail	204.0	(1)	203.0	(1)
The Legacy at Westwood	Apartments	135.0	(1)	134.7	(1)
Township Apartments	Apartments	85.9		86.0
West Lake North Business Park	Office	50.7		49.3
Westcreek	Apartments	40.5		39.3
Westwood Marketplace	Retail	125.3		116.5
Wilshire Rodeo Plaza	Office	247.9		209.8
Colorado:
Palomino Park	Apartments	280.5	(1)	283.3	(1)
South Denver Marketplace	Retail	70.3		70.6
Connecticut:
Wilton Woods Corporate Campus	Office	142.1		142.8
Florida:
701 Brickell Avenue	Office	330.5		320.1
Publix at Weston Commons	Retail	58.5	(1)	58.0	(1)
Seneca Industrial Park	Industrial	80.4		79.2
South Florida Apartment Portfolio	Apartments	84.9		84.1
The Manor Apartments	Apartments	52.6		52.6
The Residences at the Village of Merrick Park	Apartments	69.5		69.3
Urban Centre	Office	119.3		113.0
Weston Business Center	Industrial	88.7		86.6
Georgia:
Atlanta Industrial Portfolio	Industrial	54.2		47.3
Shawnee Ridge Industrial Portfolio	Industrial	78.1		71.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2015		December 31, 2014
		(Unaudited)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	$67.1		$66.9
Chicago Industrial Portfolio	Industrial	75.3		75.9
Parkview Plaza	Office	45.5		45.6
Maryland:
Landover Logistics Center	Industrial	35.9		35.0
The Shops at Wisconsin Place	Retail	104.2		109.9
Massachusetts:
99 High Street	Office	487.2	(1)	477.2	(1)
501 Boylston Street	Office	408.0		392.1
Northeast RA Industrial Portfolio	Industrial	37.3		35.9
Residence at Rivers Edge	Apartments	84.3		84.9
New Jersey:
Marketfair	Retail	99.7		99.0
Mohawk Distribution Center	Industrial	83.4		81.0
South River Road Industrial	Industrial	66.5		65.5
New York:
21 Penn Plaza	Office	256.9		246.6
425 Park Avenue	Ground Lease	425.0		420.0
780 Third Avenue	Office	405.2	(1)	405.4	(1)
837 Washington Street	Office	190.0		—
The Colorado	Apartments	221.6	(1)	215.6	(1)
The Corner	Apartments	270.0	(1)	270.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	22.6		22.4
The Pepper Building	Apartments	48.4		50.9
Tennessee:
Southside at McEwen	Retail	46.7		45.1
Summit Distribution Center	Industrial	16.9		16.9
Texas:
Cliffs at Barton Creek	Apartments	43.5		43.7
Dallas Industrial Portfolio	Industrial	184.9		182.7
Houston Apartment Portfolio	Apartments	177.3		176.9
Lincoln Centre	Office	309.2	(1)	317.1	(1)
Northwest Houston Industrial Portfolio	Industrial	66.9		67.0
Park 10 Distribution	Industrial	12.7		13.0
Pinnacle Industrial Portfolio	Industrial	42.8		42.4
The Caruth	Apartments	81.0	(1)	80.6	(1)
The Maroneal	Apartments	56.8		56.8
Virginia:
8270 Greensboro Drive	Office	45.0		45.3
Ashford Meadows Apartments	Apartments	105.9	(1)	106.0	(1)
The Ellipse at Ballston	Office	87.2		86.8
The Palatine	Apartments	126.4	(1)	125.6	(1)
Plaza America	Retail	99.5		99.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2015		December 31, 2014
		(Unaudited)
Washington:
Circa Green Lake	Apartments	$88.3		$86.1
Fourth and Madison	Office	455.0	(1)	455.0	(1)
Millennium Corporate Park	Office	176.0		175.0
Northwest RA Industrial Portfolio	Industrial	28.3		27.1
Pacific Corporate Park	Industrial	37.8		37.2
Prescott Wallingford Apartments	Apartments	54.9		54.4
Rainier Corporate Park	Industrial	90.3		91.3
Regal Logistics Campus	Industrial	71.3		71.5
Washington DC:
1001 Pennsylvania Avenue	Office	815.6	(1)	805.4	(1)
1401 H Street, NW	Office	241.6	(1)	240.3	(1)
1900 K Street, NW	Office	321.2		319.7
Mass Court	Apartments	172.8	(1)	172.2	(1)
Mazza Gallerie	Retail	89.2		88.8
The Louis at 14th	Apartments	182.5		182.5
The Woodley	Apartments	200.0		199.0

TOTAL REAL ESTATE PROPERTIES (Cost $11,138.0 and $11,309.0)		$12,923.5		$13,139.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—14.6% and 15.2%
REAL ESTATE JOINT VENTURES—14.4% and 13.6%

Location/Description	Type	Fair Value at
		March 31, 2015		December 31, 2014
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$474.4	(2)	$368.1	(2)
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	163.4	(2)	158.0	(2)
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	117.3	(2)	114.3	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	595.5	(2)	533.6	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	176.1		140.1
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	116.3	(2)	119.6	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	18.9		15.1
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	206.6		208.6
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	35.2	(2)	35.3	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	311.3	(2)	305.2	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	106.7	(2)	94.6	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	373.7	(2)	365.8	(2)
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	461.2	(2,3)	448.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	117.5	(2,3)	114.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(5)	0.6	(5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,380.8 and $2,361.4)		$3,274.7		$3,022.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Fair Value at
	March 31, 2015	December 31, 2014
	(Unaudited)
LIMITED PARTNERSHIPS—0.2% and 1.6%
Cobalt Industrial REIT (10.998% Account Interest)	$1.5	$1.1
Colony Realty Partners LP (5.27% Account Interest)	21.0	21.1
Heitman Value Partners Fund (8.43% Account Interest)	0.2	0.3
Lion Gables Apartment Fund (18.46% Account Interest)	— (7)	314.1
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	17.7	20.9

TOTAL LIMITED PARTNERSHIPS (Cost $47.1 and $222.1)	$40.4	$357.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,427.9 and $2,583.5)	$3,315.1	$3,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—28.3% and 25.5%
REAL ESTATE-RELATED MARKETABLE SECURITIES—8.2% and 8.2%

Shares		Issuer	Fair Value at
			March 31, 2015	December 31, 2014
2015	2014
			(Unaudited)
128,562	128,562	Acadia Realty Trust	$4.5	$4.1
14,898	31,670	Agree Realty Corporation	0.5	1.0
4,317	4,549	Alexander’s, Inc.	2.0	2.0
132,373	132,373	Alexandria Real Estate Equities, Inc.	13.0	11.7
55,491	55,491	American Assets Trust, Inc.	2.4	2.2
232,629	232,629	American Campus Communities, Inc.	10.0	9.6
331,090	331,090	American Homes 4 Rent	5.5	5.6
40,280	40,280	American Residential Properties	0.7	0.7
851,739	851,739	American Tower Corp.	80.2	84.2
324,603	324,603	Apartment Investment and Management Company	12.8	12.1
23,277	45,930	Armada Hoffler Properties Inc.	0.3	0.4
20,585	40,976	Ashford Hospitality Prime Inc.	0.4	0.7
258,203	228,348	Ashford Hospitality Trust, Inc.	2.5	2.4
131,435	131,435	Associated Estates Realty Corporation	3.2	3.1
275,572	285,499	Avalonbay Communities, Inc.	48.0	46.6
52,066	82,002	Aviv REIT, Inc.	1.9	2.8
427,097	427,097	BioMed Realty Trust, Inc.	9.7	9.2
309,316	314,607	Boston Properties, Inc.	43.5	40.5
380,958	398,099	Brandywine Realty Trust	6.1	6.4
350,279	238,279	Brixmore Porperty Group Inc	9.3	5.9
188,626	188,626	Camden Property Trust	14.8	13.9
235,911	258,814	Campus Crest Communities, Inc.	1.7	1.9
20,656	—	CareTrust REIT Inc.	0.3	—
69,250	69,250	Catchmark Timber Trust, Inc.	0.8	0.8
335,345	335,345	CBL & Associates Properties, Inc.	6.7	6.5
177,495	177,495	Cedar Shopping Centers, Inc.	1.3	1.3
417,369	417,369	Chambers Street Properties	3.3	3.4
73,127	73,127	Chatham Lodging Trust	2.2	2.1
121,692	121,692	Chesapeake Lodging Trust	4.1	4.5
277,710	277,710	Columbia Property Trust Inc	7.5	7.0
137,756	70,620	Corenergy Infrastructure Trust, Inc.	1.0	0.5
48,733	48,733	CoreSite Realty Corporation	2.4	1.9
150,486	150,486	Corporate Office Properties Trust	4.4	4.3
233,716	247,990	Corrections Corporation of America	9.4	9.0
514,046	589,552	Cousins Properties Incorporated	5.5	6.7
700,598	728,325	Crown Castle International Corporation	57.8	57.3
352,303	410,111	Cubesmart	8.5	9.0
83,473	78,620	CyrusOne Inc	2.6	2.2
177,637	184,830	DCT Industrial Trust, Inc.	6.2	6.6
704,353	806,645	DDR Corp	13.1	14.8
417,676	440,687	DiamondRock Hospitality Company	5.9	6.6
295,806	301,192	Digital Realty Trust, Inc.	19.5	20.0
295,214	295,214	Douglas Emmett, Inc.	8.8	8.4
722,560	756,115	Duke Realty Corporation	15.7	15.3
111,572	111,572	DuPont Fabros Technology, Inc.	3.7	3.7
46,023	46,023	EastGroup Properties, Inc.	2.8	2.9
79,160	79,160	Education Realty Trust, Inc.	2.8	2.9
167,318	223,187	Empire State Realty Trust	3.1	3.9
83,162	72,480	EPR Properties	5.0	4.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2015	December 31, 2014
2015	2014
			(Unaudited)
96,136	—	Equinix Inc.	$22.4	$—
281,756	285,705	Equity Commonwealth	7.5	7.3
147,548	147,548	Equity Lifestyle Properties, Inc.	8.1	7.6
184,642	190,245	Equity One, Inc.	4.9	4.8
745,381	764,996	Equity Residential	58.0	55.0
129,835	136,082	Essex Property Trust, Inc.	29.8	28.1
140,758	131,275	Excel Trust, Inc.	2.0	1.8
221,727	242,082	Extra Space Storage, Inc.	15.0	14.2
140,647	142,140	Federal Realty Investment Trust	20.7	19.0
284,615	284,615	FelCor Lodging Trust Incorporated	3.3	3.1
280,701	295,495	First Industrial Realty Trust, Inc.	6.0	6.1
133,251	133,251	First Potomac Realty Trust	1.6	1.6
198,119	198,119	Franklin Street Properties Corp.	2.5	2.4
222,978	241,051	Gaming and Leisure Properties, Inc.	8.2	7.1
1,077,571	1,116,547	General Growth Properties, Inc.	31.8	31.4
156,310	156,310	GEO Group Inc/The	6.8	6.3
60,598	60,598	Getty Realty Corp.	1.1	1.1
21,263	34,020	Gladstone Commercial Corporation	0.4	0.6
—	326,692	Glimcher Realty Trust	—	4.5
200,061	200,061	Government Properties Income Trust	4.6	4.6
100,779	403,115	Gramercy Property Trust Inc	2.8	2.8
951,260	951,260	HCP, Inc.	41.1	41.9
731,353	734,406	Health Care REIT, Inc.	56.6	55.6
211,892	211,892	Healthcare Realty Trust Inc.	5.9	5.8
256,495	263,910	Healthcare Trust of America	7.1	7.1
386,553	386,553	Hersha Hospitality Trust	2.5	2.7
208,199	219,746	Highwoods Properties, Inc.	9.5	9.7
107,460	107,460	Home Properties, Inc.	7.4	7.0
332,850	332,850	Hospitality Properties Trust	11.0	10.3
1,597,743	1,641,705	Host Hotels & Resorts, Inc.	32.2	39.0
123,652	123,652	Hudson Pacific Properties, Inc.	4.1	3.7
190,919	190,919	Inland Real Estate Corp.	2.0	2.1
288,369	241,151	Investors Real Estate Trust	2.2	2.0
390,293	298,480	Iron Mountain Inc.	14.2	11.5
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	119.0	115.3
183,003	183,003	Kilroy Realty Corporation	13.9	12.6
874,444	911,057	Kimco Realty Corporation	23.5	22.9
205,486	254,398	Kite Realty Group Trust	5.8	7.3
138,352	—	Lamar Advertising Corporation	8.2	—
250,683	259,799	LaSalle Hotel Properties	9.7	10.5
508,105	508,105	Lexington Realty Trust	5.0	5.6
328,620	328,620	Liberty Property Trust	11.7	12.4
58,133	58,133	LTC Properties, Inc.	2.7	2.5
142,118	142,118	Mack-Cali Realty Corporation	2.7	2.7
385,417	385,417	Medical Properties Trust, Inc.	5.7	5.3
177,150	177,150	Mid-America Apartment Communities, Inc.	13.7	13.2
118,597	118,597	Monmouth Real Estate Investment Corporation	1.3	1.3
271,533	—	Monogram Residential Trust Inc.	2.5	—
65,594	65,594	National Health Investors, Inc.	4.7	4.6
284,172	305,461	National Retail Properties, Inc.	11.6	12.0
195,188	237,208	New Senior Investment Group	3.2	3.9
694,576	570,000	Northstar Realty Finance Corp.	12.6	10.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2015	December 31, 2014
2015	2014
			(Unaudited)
281,073	281,073	Omega Healthcare Investors, Inc.	$11.4	$11.0
23,274	28,607	One Liberty Properties, Inc.	0.6	0.7
245,185	—	Outfront Media Inc.	7.3	—
268,880	—	Paramount Group Inc.	5.2	—
256,813	256,813	Parkway Properties, Inc.	4.5	4.7
157,729	179,213	Pebblebrook Hotel Trust	7.3	8.2
135,749	147,065	Pennsylvania Real Estate Investment Trust	3.2	3.5
161,321	168,375	Physicians Realty Trust	2.8	2.8
271,204	271,204	Piedmont Office Realty Trust, Inc.	5.0	5.1
393,917	393,917	Plum Creek Timber Company, Inc.	17.1	16.9
117,222	119,803	Post Properties, Inc.	6.7	7.0
75,512	84,078	Potlatch Corporation	3.0	3.5
1,084,401	1,129,782	ProLogis	47.2	48.6
44,040	44,040	PS Business Parks, Inc.	3.7	3.5
295,010	304,858	Public Storage, Inc.	58.2	56.4
28,810	10,813	QTS Realty Trust, Inc.	1.0	0.4
168,010	168,010	Ramco-Gershenson Properties Trust	3.1	3.1
298,848	345,772	Rayonier, Inc.	8.1	9.7
479,000	517,842	Realty Income Corporation	24.7	24.7
202,908	202,908	Regency Centers Corporation	13.8	12.9
220,457	197,186	Retail Opportunity Investment	4.0	3.3
509,466	520,915	Retail Properties of America	8.2	8.7
111,510	90,510	Rexford Industrial Realty Inc	1.8	1.4
220,006	220,006	RLJ Lodging Trust	6.9	7.4
102,070	83,313	Rouse Properties, Inc.	1.9	1.5
95,825	108,370	Ryman Hospitality Properties	5.8	5.7
118,843	118,843	Sabra Health Care REIT Inc	3.9	3.6
28,976	28,976	Saul Centers, Inc.	1.7	1.7
143,490	83,490	Select Income Real Estate Investment Trust	3.6	2.0
499,658	499,658	Senior Housing Properties Trust	11.1	11.0
82,090	82,090	Silver Bay Realty Trust Corp	1.3	1.4
638,395	674,617	Simon Property Group, Inc.	124.9	122.9
189,478	189,478	SL Green Realty Corp.	24.3	22.6
53,568	53,568	Sovran Self Storage, Inc.	5.0	4.7
930,018	1,080,553	Spirit Realty Capital Inc.	11.2	12.8
172,319	200,698	Stag Industrial, Inc.	4.1	4.9
89,340	89,340	Starwood Waypoint Residential Trust	2.3	2.4
5,306	—	STORE Capital Corporation	0.1	—
579,377	641,315	Strategic Hotels & Resorts, Inc.	7.2	8.5
197,991	186,578	Summit Hotel Properties, Inc.	2.8	2.3
100,386	100,386	Sun Communities, Inc.	6.7	6.1
482,241	511,462	Sunstone Hotel Investors, L.L.C.	8.0	8.4
212,284	212,284	Tanger Factory Outlet Centers, Inc.	7.5	7.8
120,329	120,329	Taubman Centers, Inc.	9.3	9.2
86,994	70,574	Terreno Realty Corporation	2.0	1.5
327,205	336,472	The Macerich Company	27.6	28.1
556,651	556,651	UDR, Inc.	18.9	17.2
44,774	44,774	UMH Properties, Inc.	0.5	0.4
29,158	29,158	Universal Health Realty Income Trust	1.6	1.4
175,720	—	Urban Edge Properties	4.2	—
51,473	51,473	Urstadt Biddle Properties, Inc.	1.2	1.1
652,228	652,228	Ventas, Inc.	47.6	46.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2015	December 31, 2014
2015	2014
			(Unaudited)
351,441	351,441	Vornado Realty Trust	$39.4	$41.4
—	349,878	Washington Prime Group, Inc.	—	6.0
96,831	96,831	Washington Real Estate Investment Trust	2.7	2.7
190,047	190,047	Weingarten Realty Investors	6.8	6.6
1,086,274	1,119,582	Weyerhaeuser Company	36.0	40.2
41,731	50,900	Whitestone Real Estate Investment Trust B	0.7	0.8
39,142	75,457	Winthrop Realty Trust	0.6	1.2
205,551	246,629	WP Carey Inc.	14.0	17.3
384,381	—	WP Glimcher Inc.	6.4	—

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,423.1 and $1,400.2)			$1,875.9	$1,818.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—20.1% and 17.3%
GOVERNMENT AGENCY NOTES—12.1% and 10.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$44.0	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	$—	$44.0
—	15.0	Fannie Mae Discount Notes	0.046%	1/15/2015	—	15.0
—	21.9	Fannie Mae Discount Notes	0.046%-0.071%	1/20/2015	—	21.8
—	10.0	Fannie Mae Discount Notes	0.051%	1/28/2015	—	10.0
—	40.9	Fannie Mae Discount Notes	0.068%-0.101%	2/11/2015	—	40.9
—	46.1	Fannie Mae Discount Notes	0.101%	2/17/2015	—	46.1
—	35.6	Fannie Mae Discount Notes	0.089%	2/25/2015	—	35.6
—	12.0	Fannie Mae Discount Notes	0.076%	2/27/2015	—	12.0
—	39.0	Fannie Mae Discount Notes	0.101%	3/2/2015	—	39.0
—	37.1	Fannie Mae Discount Notes	0.091%	3/3/2015	—	37.1
—	44.6	Fannie Mae Discount Notes	0.086%	3/16/2015	—	44.6
—	38.0	Fannie Mae Discount Notes	0.066%	3/18/2015	—	38.0
—	35.0	Fannie Mae Discount Notes	0.061%	3/25/2015	—	35.0
40.0	40.0	Fannie Mae Discount Notes	0.066%	4/1/2015	40.0	40.0
26.7	26.7	Fannie Mae Discount Notes	0.096%	4/6/2015	26.7	26.7
44.7	44.7	Fannie Mae Discount Notes	0.096%-0.112%	4/8/2015	44.7	44.7
28.3	28.3	Fannie Mae Discount Notes	0.096%	4/13/2015	28.3	28.3
42.4	35.7	Fannie Mae Discount Notes	0.061%-0.152%	4/27/2015	42.4	35.7
32.9	17.5	Fannie Mae Discount Notes	0.063%-0.101%	4/29/2015	32.9	17.5
30.0	30.0	Fannie Mae Discount Notes	0.081%	5/1/2015	30.0	30.0
11.5	11.5	Fannie Mae Discount Notes	0.107%	5/4/2015	11.5	11.5
25.0	25.0	Fannie Mae Discount Notes	0.101%	5/6/2015	25.0	25.0
20.0	20.0	Fannie Mae Discount Notes	0.112%	5/13/2015	20.0	20.0
34.8	10.9	Fannie Mae Discount Notes	0.061%-0.127%	5/20/2015	34.7	10.9
35.0	35.0	Fannie Mae Discount Notes	0.091%	6/17/2015	35.0	35.0
25.0	25.0	Fannie Mae Discount Notes	0.144%	7/1/2015	25.0	25.0
100.0	100.0	Fannie Mae Discount Notes	0.112%	7/20/2015	100.0	99.9
12.1	—	Fannie Mae Discount Notes	0.127%	8/3/2015	12.1	—
11.6	—	Fannie Mae Discount Notes	0.117%	8/4/2015	11.6	—
50.0	50.0	Fannie Mae Discount Notes	0.137%	8/17/2015	50.0	50.0
50.0	—	Fannie Mae Discount Notes	0.112%	8/18/2015	50.0	—
30.6	—	Fannie Mae Discount Notes	0.117%	8/19/2015	30.6	—
28.8	—	Fannie Mae Discount Notes	0.115%	9/1/2015	28.7	—
19.0	—	Fannie Mae Discount Notes	0.142%	9/9/2015	19.0	—
11.2	—	Fannie Mae Discount Notes	0.127%	9/14/2015	11.2	—
10.0	—	Fannie Mae Discount Notes	0.178%	11/2/2015	10.0	—
2.9	2.9	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	2.9	2.9
—	20.0	Federal Home Loan Bank Discount Notes	0.041%	1/5/2015	—	20.0
—	19.0	Federal Home Loan Bank Discount Notes	0.047%	1/7/2015	—	19.0
—	50.0	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	—	50.0
—	40.0	Federal Home Loan Bank Discount Notes	0.076%	1/13/2015	—	40.0
—	30.0	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/21/2015	—	50.0
—	21.8	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	—	21.7
—	50.0	Federal Home Loan Bank Discount Notes	0.086%	1/27/2015	—	50.0
—	8.0	Federal Home Loan Bank Discount Notes	0.071%	1/28/2015	—	8.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/30/2015	—	50.0
—	58.0	Federal Home Loan Bank Discount Notes	0.074%	2/4/2015	—	58.0
—	45.0	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	—	45.0
—	56.0	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	—	56.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$29.5	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	$—	$29.5
—	20.6	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	—	20.6
—	22.0	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	—	22.0
—	16.7	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	—	16.7
—	11.5	Federal Home Loan Bank Discount Notes	0.073%	3/9/2015	—	11.5
—	31.3	Federal Home Loan Bank Discount Notes	0.112%	3/11/2015	—	31.3
—	7.0	Federal Home Loan Bank Discount Notes	0.071%	3/17/2015	—	7.0
—	27.0	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	—	27.0
—	15.0	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	—	15.0
30.0	—	Federal Home Loan Bank Discount Notes	0.088%	4/10/2015	30.0	—
149.2	29.2	Federal Home Loan Bank Discount Notes	0.061%-0.101%	4/17/2015	149.2	29.2
9.4	—	Federal Home Loan Bank Discount Notes	0.066%	4/20/2015	9.4	—
18.0	—	Federal Home Loan Bank Discount Notes	0.056%	4/21/2015	18.0	—
100.0	—	Federal Home Loan Bank Discount Notes	0.061%	4/22/2015	100.0	—
23.0	7.0	Federal Home Loan Bank Discount Notes	0.086%-0.101%	4/24/2015	23.0	7.0
8.0	—	Federal Home Loan Bank Discount Notes	0.061%	4/27/2015	8.0	—
30.1	30.1	Federal Home Loan Bank Discount Notes	0.152%	4/29/2015	30.1	30.1
24.0	—	Federal Home Loan Bank Discount Notes	0.071%	5/5/2015	24.0	—
21.3	—	Federal Home Loan Bank Discount Notes	0.091%	5/6/2015	21.3	—
18.0	—	Federal Home Loan Bank Discount Notes	0.059%	5/8/2015	18.0	—
18.3	—	Federal Home Loan Bank Discount Notes	0.056%	5/11/2015	18.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.076%	5/18/2015	50.0	—
29.9	—	Federal Home Loan Bank Discount Notes	0.066%	5/19/2015	29.9	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.116%	5/20/2015	20.0	20.0
11.0	—	Federal Home Loan Bank Discount Notes	0.061%	5/21/2015	11.0	—
27.0	—	Federal Home Loan Bank Discount Notes	0.061%-0.081%	5/22/2015	27.0	—
46.0	—	Federal Home Loan Bank Discount Notes	0.066%	5/29/2015	46.0	—
39.0	—	Federal Home Loan Bank Discount Notes	0.086%	6/2/2015	39.0	—
74.0	—	Federal Home Loan Bank Discount Notes	0.068%	6/3/2015	74.0	—
48.0	—	Federal Home Loan Bank Discount Notes	0.071%-0.076%	6/5/2015	48.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.076%	6/8/2015	25.0	—
21.0	—	Federal Home Loan Bank Discount Notes	0.061%	6/9/2015	21.0	—
2.9	—	Federal Home Loan Bank Discount Notes	0.081%	6/10/2015	2.9	—
22.0	—	Federal Home Loan Bank Discount Notes	0.066%	6/12/2015	22.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.071%-0.086%	6/19/2015	50.0	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	20.0	20.0
50.0	—	Federal Home Loan Bank Discount Notes	0.134%	8/5/2015	50.0	—
47.0	—	Federal Home Loan Bank Discount Notes	0.137%	8/12/2015	47.0	—
100.0	—	Federal Home Loan Bank Discount Notes	0.140%-0.142%	8/14/2015	99.9	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	20.0	20.0
8.2	8.2	Federal Home Loan Bank Discount Notes	0.132%-0.162%	8/21/2015	8.2	8.2
53.0	—	Federal Home Loan Bank Discount Notes	0.134%-0.137%	8/26/2015	53.0	—
48.8	48.8	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	48.8	48.8
20.0	20.0	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	20.0	20.0
21.5	21.5	Federal Home Loan Bank Discount Notes	0.162%	9/8/2015	21.5	21.5
17.7	14.0	Federal Home Loan Bank Discount Notes	0.142%-0.162%	9/9/2015	17.7	14.0
—	10.3	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	—	10.3
—	43.0	Freddie Mac Discount Notes	0.038%-0.091%	1/12/2015	—	43.0
—	30.8	Freddie Mac Discount Notes	0.101%	1/26/2015	—	30.8
—	37.0	Freddie Mac Discount Notes	0.061%	1/29/2015	—	37.0
—	16.5	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	—	16.5
—	22.9	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	—	22.9
—	11.8	Freddie Mac Discount Notes	0.112%	3/17/2015	—	11.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$17.1	Freddie Mac Discount Notes	0.081%-0.107%	3/19/2015	$—	$17.1
—	19.6	Freddie Mac Discount Notes	0.061%	3/24/2015	—	19.5
—	18.0	Freddie Mac Discount Notes	0.132%	3/25/2015	—	18.0
16.2	16.2	Freddie Mac Discount Notes	0.122%	4/1/2015	16.2	16.2
27.2	27.2	Freddie Mac Discount Notes	0.127%-0.142%	4/2/2015	27.2	27.2
20.9	20.9	Freddie Mac Discount Notes	0.066%	4/6/2015	20.9	20.9
16.2	16.2	Freddie Mac Discount Notes	0.096%-0.142%	4/7/2015	16.2	16.2
4.4	4.4	Freddie Mac Discount Notes	0.096%	4/9/2015	4.4	4.4
29.8	29.8	Freddie Mac Discount Notes	0.101%	4/14/2015	29.8	29.8
13.6	13.6	Freddie Mac Discount Notes	0.096%	4/16/2015	13.6	13.6
11.0	11.0	Freddie Mac Discount Notes	0.107%	4/21/2015	11.0	11.0
15.0	15.0	Freddie Mac Discount Notes	0.096%	4/22/2015	15.0	15.0
20.0	20.0	Freddie Mac Discount Notes	0.096%	4/23/2015	20.0	20.0
13.7	13.7	Freddie Mac Discount Notes	0.101%	4/24/2015	13.7	13.7
10.0	—	Freddie Mac Discount Notes	0.086%	5/8/2015	10.0	—
20.0	20.0	Freddie Mac Discount Notes	0.101%	5/11/2015	20.0	20.0
5.7	—	Freddie Mac Discount Notes	0.101%	5/13/2015	5.7	—
17.0	—	Freddie Mac Discount Notes	0.048%	5/26/2015	16.9	—
8.8	8.8	Freddie Mac Discount Notes	0.112%	5/27/2015	8.8	8.8
17.1	—	Freddie Mac Discount Notes	0.066%	6/1/2015	17.1	—
50.0	—	Freddie Mac Discount Notes	0.063%	6/11/2015	50.0	—
41.0	41.0	Freddie Mac Discount Notes	0.147%	6/15/2015	41.0	41.0
15.0	15.0	Freddie Mac Discount Notes	0.137%	6/16/2015	15.0	15.0
50.0	—	Freddie Mac Discount Notes	0.081%	6/24/2015	50.0	—
6.9	6.9	Freddie Mac Discount Notes	0.101%	7/21/2015	6.9	6.9
24.0	24.0	Freddie Mac Discount Notes	0.159%	7/22/2015	24.0	24.0
17.0	—	Freddie Mac Discount Notes	0.101%	8/6/2015	17.0	—
36.0	—	Freddie Mac Discount Notes	0.101%-0.127%	8/7/2015	36.0	—
16.2	—	Freddie Mac Discount Notes	0.122%	8/21/2015	16.1	—
18.0	—	Freddie Mac Discount Notes	0.178%	9/11/2015	18.0	—
29.0	—	Freddie Mac Discount Notes	0.142%	9/21/2015	29.0	—
18.2	—	Freddie Mac Discount Notes	0.223%	10/20/2015	18.2	—
4.4	—	Freddie Mac Discount Notes	0.162%	10/26/2015	4.4	—
32.0	—	Freddie Mac Discount Notes	0.142%	11/3/2015	32.0	—
29.5	—	Freddie Mac Discount Notes	0.193%	11/16/2015	29.4	—
22.0	—	Freddie Mac Discount Notes	0.213%	11/30/2015	22.0	—
16.2	—	Freddie Mac Discount Notes	0.285%	12/7/2015	16.1	—
17.0	—	Freddie Mac Discount Notes	0.254%	12/14/2015	17.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $2,751.9 and $2,369.6)					$2,752.1	$2,369.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—8.0% and 6.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$24.0	United States Treasury Bills	0.041%	1/2/2015	$—	$24.0
—	4.0	United States Treasury Bills	0.035%	1/15/2015	—	4.0
—	45.8	United States Treasury Bills	0.020%-0.040%	1/22/2015	—	45.8
—	19.4	United States Treasury Bills	0.038%-0.051%	2/12/2015	—	19.4
—	30.0	United States Treasury Bills	0.044%	2/19/2015	—	30.0
—	17.2	United States Treasury Bills	0.020%-0.030%	2/26/2015	—	17.2
—	43.6	United States Treasury Bills	0.020%-0.032%	3/5/2015	—	43.6
—	30.0	United States Treasury Bills	0.042%	3/12/2015	—	30.0
—	16.0	United States Treasury Bills	0.030%	3/26/2015	—	16.0
7.2	7.2	United States Treasury Bills	0.028%-0.044%	4/2/2015	7.2	7.2
31.6	36.6	United States Treasury Bills	0.037%	4/9/2015	31.6	36.6
48.2	41.2	United States Treasury Bills	0.025%-0.057%	5/7/2015	48.2	41.2
53.9	53.9	United States Treasury Bills	0.044%-0.071%	5/28/2015	53.9	53.9
8.5	8.5	United States Treasury Bills	0.076%	6/4/2015	8.4	8.4
196.0	196.0	United States Treasury Bills	0.071%-0.100%	6/25/2015	196.0	195.9
35.0	—	United States Treasury Bills	0.103%	7/2/2015	35.0	—
121.0	121.0	United States Treasury Bills	0.105%-0.112%	7/23/2015	121.0	120.9
8.0	—	United States Treasury Bills	0.051%-0.055%	8/6/2015	8.0	—
38.7	35.0	United States Treasury Bills	0.092%-0.178%	8/20/2015	38.7	35.0
50.0	—	United States Treasury Bills	0.139%	9/10/2015	50.0	—
50.0	50.0	United States Treasury Bills	0.078%	9/17/2015	50.0	49.9
117.0	117.0	United States Treasury Bills	0.099%-0.101%	10/15/2015	116.9	116.8
100.0	—	United States Treasury Bills	0.108%	11/12/2015	99.9	—
227.0	—	United States Treasury Bills	0.152%-0.179%	12/10/2015	226.7	—
100.0	—	United States Treasury Bills	0.190%	1/7/2016	99.9	—
150.0	—	United States Treasury Bills	0.224%-0.226%	2/4/2016	149.7	—
—	1.0	United States Treasury Notes	0.107%	1/15/2015	—	1.0
24.0	24.0	United States Treasury Notes	0.066%	4/15/2015	23.9	24.0
9.2	9.2	United States Treasury Notes	0.051%	4/23/2015	9.2	9.2
40.0	40.0	United States Treasury Notes	0.045%	4/30/2015	40.0	40.0
41.3	41.3	United States Treasury Notes	0.061%-0.062%	5/14/2015	41.3	41.3
50.0	50.0	United States Treasury Notes	0.116%	5/15/2015	50.0	50.0
—	100.0	United States Treasury Notes	0.063%	5/21/2015	—	100.0
19.6	19.6	United States Treasury Notes	0.080%	6/15/2015	19.6	19.6
30.0	30.0	United States Treasury Notes	0.152%	6/30/2015	30.0	30.0
50.0	50.0	United States Treasury Notes	0.130%-0.133%	7/15/2015	50.0	50.0
24.0	24.0	United States Treasury Notes	0.163%	7/31/2015	24.1	24.2
26.0	26.0	United States Treasury Notes	0.097%	7/31/2015	26.0	26.0
50.0	50.0	United States Treasury Notes	0.100%-0.107%	8/31/2015	50.1	50.1
50.0	50.0	United States Treasury Notes	0.118%	9/15/2015	50.0	50.0
50.0	50.0	United States Treasury Notes	0.181%	9/30/2015	50.0	50.0
23.9	—	United States Treasury Notes	0.242%	11/30/2015	23.9	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,829.2 and $1,461.5)					$1,829.2	$1,461.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $4,581.1 and $3,831.1)					$4,581.3	$3,831.1

TOTAL MARKETABLE SECURITIES (Cost $6,004.2 and $5,231.3)					$6,457.2	$5,649.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

CONVERTIBLE NOTE RECEIVABLE—0.4% and 0.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2015	December 31, 2014
2015	2014
					(Unaudited)
$100.0	$—	CGMT REIT, L.P.(8)	2.6%	2/17/2020	$100.0	$—

TOTAL CONVERTIBLE NOTE RECEIVABLE (Cost $100.0 and $0.0)					$100.0	$—

TOTAL INVESTMENTS (Cost $19,670.1 and $19,123.8)					$22,795.8	$22,168.1

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The investment was sold on February 12, 2015.

(7)	The investment was sold on February 18, 2015.

(8)	The investment is a five year convertible note in a newly formed fund and is convertible into units of CGMT REIT, L.P.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2015 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

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

Investment Objective and Strategy

The Real Estate Account seeks favorable long-term returns primarily through rental income and appreciation of real estate and real estate investments owned by the Account. The Account will also invest in non-real estate-related publicly traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover other expense needs.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2015, REIT securities comprised approximately 9.1% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of March 31, 2015, the Account did not hold any foreign real estate investments.

FIRST QUARTER 2015 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators and expectations for 2015 and 2016 are summarized in the table below. In its advance estimate, the Bureau of Economic Analysis reported that U.S. Gross Domestic Product (“GDP”) grew by only 0.2% in the first quarter of 2015 following growth of 2.2% in the fourth quarter of 2014. First quarter growth was weaker than anticipated due to seasonal and temporary factors including severe winter weather in much of the country and a prolonged labor dispute at major West Coast ports. The strong U.S. dollar also dampened exports and manufacturing activity as U.S. goods became more expensive to foreign buyers. Consumer spending, which is a primary driver of economic activity, grew 1.9% as compared with 4.4% in fourth quarter 2014. However, spending was likely affected by harsh winter weather and is likely to rebound in the second quarter given ongoing job growth and a decline in oil and gas prices which have benefited household budgets. Similarly, residential and non-residential building investment was weak, with weather a primary contributing factor. Economists expect economic activity to rebound in the second quarter of 2015 and remain strong through the second half of the year, with 2015 GDP growth expected to exceed 2014 by a healthy margin.

Economic Indicators*

	2014	4Q 2014	1Q 2015	Forecast
				2Q 2015	3Q 2015	4Q 2015	2015	2016
Economy(1)
Gross Domestic Product	2.4%	2.2%	0.2%	3.2%	3.0%	3.0%	2.9%	2.8%
Employment Growth (Thousands)	3,116	973	591	674	835	841	3,000	3,196
Unemployment Rate	6.2%	5.6%	5.5%	5.4%	5.3%	5.1%	5.4%	5.0%
Interest Rates(2)
10 Year Treasury	2.5%	2.3%	2.0%	2.2%	2.4%	2.6%	2.3%	3.1%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, BLS, Federal Reserve, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

Given the overall improvement in labor market conditions, the Federal Reserve appears likely to raise interest rates in 2015, with economists expecting the first increase to occur following the June or September meetings. After its March 17-18 meeting, The Federal Open Market Committee (“FOMC”) released a statement noting that the economy continued to expand at a moderate pace due to strengthening of labor market conditions and rising levels of household spending. While the FOMC “reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate”, it removed the phrase that it “can be patient in beginning to normalize the stance of monetary policy.” Instead, The FOMC “anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term.” To date, inflation has declined further due largely to declines in energy prices; March employment gains were weak, leading many economists to conclude that a rate increase will not occur until September at the earliest. Despite market expectations that the Federal Reserve will raise interest rates in 2015, yields on ten year Treasuries averaged just below 2.0% during the first quarter and have remained there through the first part of the second quarter.

Top economists expect GDP growth of 2.9% in 2015 versus 2.4% in 2014. Growth will be driven primarily by employment gains, consumer spending, and a stronger housing market. Stronger employment growth during 2015 is expected to push the unemployment rate down to 5.1% by year-end and lead to meaningful wage growth. Growth in wages and the benefits of lower oil and gas prices, in turn, should sustain a healthy level of consumer spending. While momentum in the housing market stalled in 2014, home sales and housing construction are expected to pick up in 2015 as employment grows and lending standards are eased further. Improvement in the housing market would generate ancillary economic benefits from increases in construction employment and household spending on home furnishings and home improvements. While domestic forces are supportive of stronger growth, concerns about a slowdown in the global economy remain. Growth in China has decelerated, the economies of Japan and Europe are unable to gain traction, and the export-based economies of emerging markets have been slowed by declines in commodity prices. However, the European Central Bank’s “quantitative easing” has spurred hopes that the program will ultimately revive the sluggish European economy. For the U.S. economy, weaker global growth does not substantially affect near term prospects; however, weaker global growth and continued strength in the value of the dollar would slow exports and dampen growth in the manufacturing sector.

An increase in interest rates could also dampen growth. However, rate increases are not expected until the latter half of the year, and initial increases are expected to be modest. Rate increases are also expected to be gradual when they do occur as Federal Reserve Chairperson Janet Yellen has stated on several occasions that a cautious approach is warranted given lingering labor market slack. In a March 27, 2015 speech at the Federal Reserve Bank of San Francisco, Chairperson Yellen noted that the FOMC does not intend to embark on a predetermined course of tightening, such as “one that would involve similarly sized rate increases every meeting or on some other schedule.” Instead, the path of policy will evolve depending on economic conditions and could “speed up, slow down, pause, or even reverse course.” Given these expectations, the interest rate environment is expected to provide support for continued improvement in economic and labor market conditions.

With GDP growth of 2.9% expected in 2015 and employment projected to grow by 3.0 million, economic conditions would be in-line with the inherent growth potential of the U.S. economy. Growth of this magnitude, in turn, would provide the backdrop for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets and sales activity remained healthy during the first quarter of 2015. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicates tenant demand for space remained steady across all sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved further in all property sectors during the first quarter. Data from Real Capital Analytics indicates that sales of office, industrial, retail, multi-family, and hotel properties totalled $124 billion in the first quarter of 2015, up from $84 billion in the first quarter of 2014, and similar to fourth quarter 2014’s total.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) was unchanged during the first quarter of 2015 as compared with a 2.8% gain in the fourth quarter of 2014. However, property values have increased by 11% over the past 12 months, and Green Street notes that “prices of institutional-quality commercial real estate are now about 15% higher than the peak levels reached at the top of the last cycle.”

The NAREIT All Equity REIT index return was 4.0% during the first quarter of 2015 following a gain of 12.9% in the fourth quarter of 2014. Despite the recent increases, Green Street Advisors concluded in its April 1, 2015 Real Estate Securities Monthly that REIT prices were “fairly valued” based on a comparison of current and prospective REIT yields and returns with those of private real estate as well as fixed income investments like corporate and high-yield bonds.

Commercial property returns were positive for the 21st consecutive quarter in the first quarter of 2015. For the quarter ending March 31, 2015, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) returns were 3.40%, consisting of a 1.19% income return and a 2.21% capital return. By comparison, the total return for fourth quarter 2014 was 2.88%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of March 31, 2015 are provided below. These markets represent 53.5% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio	Metro Area Fair Market Value as a % of Total Investments

Washington-Arlington-Alexandria, DC-VA-MD-WV	80.2%	14	16.3%	11.6%
New York-White Plains-Wayne, NY-NJ	95.5%	9	13.6%	9.6%
Los Angeles-Long Beach-Glendale, CA	92.3%	13	11.2%	8.0%
Boston-Quincy, MA	86.4%	4	7.0%	5.0%
San Francisco-San Mateo-Redwood City, CA	93.5%	6	5.4%	3.9%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

As discussed in detail below, the value weighted occupancy of properties in the Washington, DC metro area is low in large part because of two newly constructed apartment properties that were vacant when acquired and are now in lease-up. In Boston, the percentage leased does not include recent leases at one of the

Account’s properties that have been executed but the space is not yet occupied by the new tenants, which would increase fair market value weighted occupancy to 90.3%.

Office

According to CBRE-EA, the national office vacancy rate declined to 13.9% in the first quarter of 2015 as compared to 14.0% in the fourth quarter of 2014. The vacancy rate for the Account’s office portfolio increased to 11.2% as of first quarter 2015 from 10.4% in the fourth quarter of 2014. The increase in the Account’s office vacancy rate was due primarily to increased vacancy in several of the Account’s properties in non-target markets such as Phoenix and Stamford, CT. As shown in the table below, the average vacancy rate of the Account’s properties in all but of one its top five markets was below their respective market averages. In Washington DC, the Account’s top office market, the average vacancy rate of the Account’s properties declined to 13.6% and has declined gradually in recent quarters although market leasing activity remains slow as a result of weaker demand from federal government agencies. The average vacancy of the Account’s properties in Boston declined to 12.7% in the quarter due to recent leasing but remains above the market average of 10.3%. However, the Account’s current vacancy rate does not include several leases at one of the Account’s properties that have been executed but the space is not yet occupied by new tenants. Upon occupancy, the average vacancy will be reduced to 9.6%.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q1	2014 Q4	2015 Q1	2014 Q4

Office	Account/Nation			11.2%	10.4%	13.9%	14.0%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,510.6	6.6%	13.6%	14.4%	16.2%	16.3%
2	Boston-Quincy, MA	$1,101.7	4.8%	12.7%	17.5%	10.3%	10.7%
3	New York-White Plains-Wayne, NY-NJ	$852.1	3.7%	7.1%	7.0%	9.3%	9.2%
4	Los Angeles-Long Beach-Glendale, CA	$773.0	3.4%	9.3%	6.3%	15.0%	15.1%
5	San Francisco-San Mateo-Redwood City, CA	$662.5	2.9%	4.1%	6.3%	7.1%	7.3%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

Historically, the financial services sector has been a significant source of office space demand; however, demand collapsed during the recent period of economic decline. More recently, new industry regulations have slowed companies’ appetite for new space. However, demand may soon pick up, as the financial services sector added 34,000 jobs in the first quarter and 135,000 in 2014 as a whole. Professional and business services have also been a significant source of demand, particularly over the past year as the sector added 100,000 jobs in the first quarter and 700,000 in all of 2014. One exception within the sector has been legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms and libraries, a law industry trend which is likely to persist in 2015 and beyond. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York. Houston, on the other hand, had benefited from growth in energy-related industries but the recent sharp decline in the price of oil has reduced the employment and space demand of energy companies. However, overall job growth in Houston has continued, albeit at a slower pace. On the whole, continued improvement in office market conditions during 2015 appears likely given recent employment and office employment growth trends.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the first quarter due to ongoing growth in U.S. GDP coupled with healthy global trade flows. Industrial production declined by 1% in the first quarter, which was the first quarterly decline since second quarter 2009; however, a 60% drop in oil and gas well drilling and servicing was the primary reason for the decline. Coastal port markets continue to benefit from the growth in trade. During the first quarter of 2015, the national industrial availability rate fell to 10.1% as compared to 10.3% in the fourth quarter of 2014. The national industrial availability rate has declined steadily from a peak of 14.5% in mid-2010.

The vacancy rate for the Account’s industrial property portfolio averaged 12.5% in the first quarter of 2015 compared with 12.4% in the fourth quarter of 2014. The Account’s vacancy rate is above the national average largely due to two recent acquisitions which were vacant at the time of acquisition and are in their initial lease-up. These two investments are newly constructed, high quality properties in target markets with strong long term growth prospects. Excluding these two properties, the vacancy rate of the Account’s industrial property portfolio averaged 10.0%. As shown in the table below, the vacancy rate of the Account’s properties in two of its top five industrial markets remained below their respective market averages, and the Account’s vacancy rate was in-line with the market average in a third market. In Riverside, the Account’s top market, the average vacancy rate of the Account’s properties averaged 6.1%. Excluding a recently constructed property that was vacant when acquired, all of the space in the Account’s other Riverside properties remained fully leased. The average vacancy rate in the Account’s Ft. Lauderdale properties remained elevated as space vacated by the past move-out of a large tenant from one of the Account’s properties is being marketed to accommodate the moderate-sized tenants that are more prevalent in the market. The increase in the average vacancy rate of the Los Angeles properties was due to small tenant turnover at one of the Account’s larger properties. Prospective tenant interest in the available spaces has been strong.

				Account Square Foot Weighted Average Vacancy		Market Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q1	2014 Q4	2015 Q1	2014 Q4

Industrial	Account/Nation			12.5%	12.4%	10.1%	10.3%

1	Riverside-San Bernardino-Ontario, CA	$727.4	3.2%	6.1%	6.1%	7.5%	7.8%
2	Los Angeles-Long Beach-Glendale, CA	$244.5	1.1%	5.9%	2.3%	5.3%	5.5%
3	Dallas-Plano-Irving, TX	$227.7	1.0%	5.1%	5.1%	10.6%	10.3%
4	Tacoma, WA	$227.7	1.0%	6.9%	7.6%	6.6%	6.7%
5	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	$169.1	0.7%	16.1%	16.2%	10.9%	10.5%

*	Source: CBRE-EA.

Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.

Multi-Family

U.S. apartment markets remained tight. The national vacancy rate averaged 4.5% in the first quarter of 2015 as compared with 4.4% in the fourth quarter of 2014. Vacancy rates remained stable despite an increase in construction. Markets to date have readily absorbed recent construction but additional supply is slated to be delivered in 2015, and rent growth is expected to moderate as pent-up demand has largely been satisfied. Nonetheless, apartment market prospects remain promising due to favorable demographic trends and strengthening employment growth.

The vacancy rate of the Account’s multi-family portfolio averaged 9.8% in the first quarter of 2015 as compared with 9.9% in the fourth quarter of 2014. The portfolio vacancy rate is above the national average in large part due to the recent acquisition of two newly constructed properties which were vacant when acquired in order to gain access to high quality properties in a target market with strong long term prospects. Excluding these two properties, the vacancy rate of the Account’s portfolio averaged 7.6%. As shown in the table below, the average vacancy rate of the Account’s properties in Washington, DC, was 22.5% as compared with the 4.9% market average. However, excluding two recently acquired properties, the average vacancy rate of the Account’s other Washington, DC apartment properties was 9.7%. In New York, the average vacancy rate of the Account’s properties declined to 5.2% due to the completion of the first phase of a renovation program at one of the Account’s properties and the releasing of those units. The renovation program, which required vacating several floors and combining units to create larger apartments, resulted in significant rent increases for new units. Additional unit renovations are planned in 2015. In Los Angeles, the average vacancy rate of properties owned by the Account remained above the market average at 7.7% due in part to ongoing renovation programs at two of the properties which requires units to be vacant for 30 days or more while renovations are completed and units are re-leased. The vacancy rate of the Account’s Houston properties declined to 8.0% despite weaker demand and new construction being delivered to the market.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q1	2014 Q4	2015 Q1	2014 Q4

Apartment	Account/Nation			9.8%	9.9%	4.5%	4.4%

1	New York-White Plains-Wayne, NY-NJ	$802.9	3.5%	5.2%	6.2%	5.1%	5.2%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	$787.7	3.5%	22.5%	23.8%	4.9%	4.8%
3	Los Angeles-Long Beach-Glendale, CA	$515.7	2.3%	7.7%	7.8%	3.0%	2.9%
4	Denver-Aurora, CO	$280.5	1.2%	4.6%	4.7%	3.6%	3.2%
5	Houston-Sugar Land-Baytown, TX	$234.1	1.0%	8.0%	9.4%	5.4%	5.2%

*	Source: CBRE-EA.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail sales growth was modest in the first quarter of 2015. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts increased 0.9% in the first quarter as compared with first quarter 2014. Overall, sales growth was weak largely because of a 23% decline in sales at gasoline stations due to the sharp drop in gasoline prices. However, first quarter sales gains for furniture and home furnishings stores of 4.9%, clothing and accessories stores of 2.7%, and sporting goods, hobby, book and music stores of 5.3% were strong. While retail markets benefited from the growth in retail sales throughout 2014, there was minimal improvement in the first quarter of 2015. Availability rates in neighborhood and community centers averaged 11.5% in the first quarter of 2015, unchanged from the fourth quarter of 2014. The vacancy rate for the Account’s retail portfolio remained low, averaging 4.7% during the first quarter as compared with 4.4% in fourth quarter 2014. The vacancy rate of the Account’s retail portfolio remained below the national average due largely to the overall high quality of the retail portfolio. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the portfolio’s square footage and have an average vacancy rate of just 1.2%.

Outlook

Commercial real estate fundamentals showed further improvement during the first quarter of 2015 due to stronger employment growth, minimal construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns relative to other asset classes. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy related markets experienced strong growth in 2013 and much of 2014 but are now grappling with the impacts of the sharp decline in oil prices which has caused oil companies to slash exploration budgets and begin layoffs. Conditions have also been weaker in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors recovers. While the regional outlook differs modestly, prospects for the U.S. economy as a whole are strong. However, the global economic outlook is less clear, and significant geopolitical risks remain. Nonetheless, the U.S.

economy appears positioned for continued growth even if the global economy softens, and real estate markets are likely to experience further improvement in 2015 if U.S. economic conditions fall in-line with economists’ forecasts.

The Account completed two acquisitions in the first quarter of 2015. The first was an office and retail building leased to a high quality international company in Manhattan’s popular “Meatpacking District”. The second involved an apartment fund which the Account had been invested since 2005. The Account had realized an attractive return on its investment; however, the fund was scheduled to be dissolved in 2015 per the original limited partnership agreement. The Account has reinvested a portion of its realized return in a note receivable convertible into units of a newly formed open end fund. There was one disposition of an office building in San Francisco during the quarter. Activities were consistent with the Account’s strategy of investing in high quality properties in target markets and managing overall exposure in target office markets.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the first quarter of 2015, the Account’s holdings were 90.1% leased as compared with 90.3% as of the fourth quarter of 2014. During the first quarter of 2015, the Account generated a 2.98% total return. The Account’s real estate assets generated a leveraged 3.98% total return. As shown in the graph below, real estate asset returns for the first quarter of 2015 were the twentieth consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, the potential redemption of units from participants, capital expenditures for existing properties, property and Account operating expenses, and the Account’s targeted cash holdings. Management plans to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns, as wells as maintain the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent years and believes that the current interest rate environment can still provide opportunities to further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.9 billion portfolio consists of a mix of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 3.9% during the first quarter of 2015, consistent with the strength in the overall REIT market during the quarter.

Based on the economic and real estate market outlook for 2015, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to purchase investments internationally as well as domestically in the student housing sector. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of March 31, 2015

As of March 31, 2015, the Account had total net assets of $20.6 billion, a 4.0% increase from December 31, 2014. The increase in the Account’s net assets from December 31, 2014 to March 31, 2015 was primarily driven by net realized gains and appreciation in value of the Account’s investments.

As of March 31, 2015, the Account owned a total of 108 real estate investments (93 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 29 office investments (including four held in joint ventures), 28 industrial investments (including one held in a joint venture), 29 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the real estate investments, 31 are subject to debt (including 11 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2015 was $2.1 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2015 was $3.8 billion, which represented a loan to value ratio of 15.6%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 5.0% of total real estate investments and 3.6% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2015.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	22.2%	13.9%	7.0%	0.3%	43.4%
Apartment	10.7%	8.7%	3.5%	—	22.9%
Retail	4.1%	4.0%	8.1%	0.3%	16.5%
Industrial	1.4%	7.8%	3.9%	0.9%	14.0%
Other(2)	2.8%	0.2%	0.1%	0.1%	3.2%

Total	41.2%	34.6%	22.6%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$815.6	(2)	5.0%	3.6%
The Florida Mall	Orlando	FL	Retail	595.5	(3)	3.7%	2.6%
99 High Street	Boston	MA	Office	487.2	(4)	3.0%	2.1%
Colorado Center	Santa Monica	CA	Office	474.4	(5)	2.9%	2.1%
DDR Joint Venture	Various	USA	Retail	461.2	(6)	2.8%	2.0%
Fourth and Madison	Seattle	WA	Office	455.0	(7)	2.8%	2.0%
425 Park Avenue	New York	NY	Land	425.0		2.6%	1.9%
501 Boylston Street	Boston	MA	Office	408.0		2.5%	1.8%
780 Third Avenue	New York	NY	Office	405.2	(8)	2.5%	1.8%
Ontario Industrial Portfolio	Ontario	CA	Industrial	395.5		2.4%	1.7%

(1)

Fair Value as reported in the March 31, 2015 Consolidated Schedule of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $476.2 million.

(3)

This property is held in a joint venture with Simon Property Group, L.P., in which the Account holds a 50% interest, and is presented net of debt. As of March 31, 2015, this debt had a fair value of $192.0 million.

(4)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $302.2 million.

(5)

This property is held in a joint venture with EOP Operating LP, in which the Account holds 50% interest, and is presented net of debt. As of March 31, 2015, this debt had a fair value of $125.0 million.

(6)

This investment is held in a joint venture with DDR Corp, in which the Account holds an 85% interest, and consists of 26 retail properties located in 11 states and is presented net of debt. As of March 31, 2015, this debt had a fair value of $689.4 million.

(7)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $253.5 million.

(8)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $235.0 million.

At March 31, 2015, the Account held 71.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 12.1% of total investments, real estate-related equity securities representing 8.2% of total investments, U.S. Treasury securities representing 8.0% of total investments, real estate limited partnerships representing 0.2% of total investments and a convertible note receivable representing 0.4% of total investments.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Performance

The Account’s total return was 2.98% for the three months ended March 31, 2015 as compared to 2.33% for the three months ended March 31, 2014. The Account’s annualized total returns over the past one, three, five, and ten year periods ended March 31, 2015 were 12.93%, 10.54%, 12.73%, and 4.92%, respectively. As of March 31, 2015, the Account’s annualized total return since inception was 6.50%.

Net Investment Income

The table below shows the results of operations for the first quarter March 31, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$217.0	$215.8	$1.2	0.6%

Real estate property level expenses and taxes:
Operating expenses	51.1	52.2	(1.1)	-2.1%
Real estate taxes	35.3	32.7	2.6	8.0%
Interest expense	23.3	24.1	(0.8)	-3.3%

Total real estate property level expenses and taxes	109.7	109.0	0.7	0.6%

Real estate income, net	107.3	106.8	0.5	0.5%
Income from real estate joint ventures and limited partnerships	31.7	32.1	(0.4)	-1.2%
Interest	1.4	0.8	0.6	75.0%
Dividends	9.0	8.2	0.8	9.8%

TOTAL INVESTMENT INCOME	149.4	147.9	1.5	1.0%

Expenses:
Investment advisory charges	20.0	17.9	2.1	11.7%
Administrative charges	12.9	11.0	1.9	17.3%
Distribution charges	5.3	4.3	1.0	23.3%
Mortality and expense risk charges	0.2	0.2	—	0.0%
Liquidity guarantee charges	7.5	7.6	(0.1)	-1.3%

TOTAL EXPENSES	45.9	41.0	4.9	12.0%

INVESTMENT INCOME, NET	$103.5	$106.9	$(3.4)	-3.2%

Rental Income:

Rental income increased $1.2 million, or 0.6%, primarily as a result of increases in the office and industrial sectors driven by increases in occupancy and rental rates, partially offset by real estate investment dispositions.

Operating Expenses:

Operating expenses decreased $1.1 million, or 2.1%, due to reductions in various expenses across the wholly owned real estate portfolio.

Real Estate Taxes:

Real estate taxes increased $2.6 million, or 8.0%, as a result of higher property tax assessments resulting from increases in value, most notably in the office sector. Additional increases were associated with the net acquisitions and sales of real estate investments.

Interest Expense:

Interest expense decreased primarily as a result of the payoff of mortgage loans associated with sold properties.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased as a result of slightly lower dividends from the Account’s joint venture and limited partnership investments relative to the comparable quarter.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held and when compared to the same period in 2014.

Expenses:

The Account’s expenses increased $4.9 million or 12.0%. Investment advisory, administrative, and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers. Investment advisory, administrative, and distribution charges were 0.76% and 0.77%, annualized, of average net assets for the first three months of 2015 and 2014, respectively.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges is established annually effective May 1 for each twelve month period ending each April 30 and is charged based on the Account’s net assets. While net assets increased for the first three months of 2015 compared to 2014, liquidity guarantee charges decreased as a result of the change in deduction rates effective May 1, 2014.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$216.9	$(1.0)	$217.9	N/M
Real estate joint ventures and limited partnerships	169.5	0.2	169.3	N/M
Marketable securities	27.4	17.3	10.1	58.4%

Total realized gain on investments:	413.8	16.5	397.3	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	(44.5)	106.4	(150.9)	N/M
Real estate joint ventures and limited partnerships	104.9	63.3	41.6	65.7%
Marketable securities	34.9	105.1	(70.2)	-66.8%
Mortgage loans payable	(18.7)	(2.2)	(16.5)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	76.6	272.6	(196.0)	-71.9%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$490.4	$289.1	$201.3	69.6%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized in the Account are primarily due to the sale of wholly owned real estate property investments and real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $172.4 million during the first three months of 2015 compared to $105.4 million during the comparable period of 2014. The resulting $67.0 million net increase was primarily driven by newly acquired properties, improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office and industrial sectors, most notably in the Western region.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $274.4 million during the first three months of 2015 compared to $63.5 million during the comparable period of 2014. Increases are primarily driven by improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office and retail sectors, most notably in the West and Southeast regions.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $62.3 million during the first three months of 2015 compared to $122.4 million during the comparable period of 2014. During the first quarter of 2015, the markets for REITs in the U.S. increased at a slower rate as compared to the comparable quarter as measured by the FTSE NAREIT All Equity REITs Index. The Account’s real estate related equity securities appreciated in line with these market movements.

Additionally, the Account held $4.6 billion of investments in government agency notes and U.S. Treasury Securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $18.7 million during the first quarter of 2015 compared to $2.2 million for the comparable period of 2014. Valuation adjustments to mortgage loans payable are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. The Account’s mortgage loans increased in value when compared to the comparable quarter, primarily as a result of reductions in the U.S. Treasury rates.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.6 billion and $3.9 billion, respectively (22.3% and 19.5% of the Account’s net assets at such dates, respectively).

Participant Flows: First Quarter 2015 compared to First Quarter 2014

During the first quarter of 2015, the Account received $663.6 million in premiums from participants offset by participant outflows of $472.7 million in annuity payments and withdrawals and death benefits. During the first quarter of 2014, the Account received $563.4 million in premiums from participants offset by participant outflows of $360.9 million in annuity payments, withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $103.5 million for the first quarter as compared to $106.9 million for the comparable period of 2014. Total net investment income decreased as described more fully in the Results of Operations section.

As of March 31, 2015, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 31.4% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2015, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2015, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 15.6%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2015, $338.0 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid over the next 12 months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2015. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease. All rental rates are quoted on an annual basis unless otherwise noted.

Purchases

837 Washington Street—New York, NY

On January 30, 2015, the Account purchased a six-story, 55,497 square foot office building located in New York, New York for $190.8 million. At the time of purchase, the property was 100% leased.

Sales

50 Fremont Street—San Francisco, CA

On February 12, 2015, the Account sold an office property located in San Francisco, California for a net sales price of $621.4 million, realizing a gain from the sale of $216.9 million, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $404.5 million. Concurrent with the sale of the property, a $200 million mortgage loan was extinguished.

Lion Gables Apartment Fund

On February 18, 2015, the Account’s 18.46% interest in the Lion Gables Apartment Fund was dissolved. The Account received $341.6 million as a result of the dissolution. Concurrent with the liquidation of the Account’s interest, the Account purchased a $100.0 million five year convertible note in a newly formed fund, CGMT REIT, L.P. The note is convertible into units of CGMT REIT, L.P.

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

The independent fiduciary, RERC, LLC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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

Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available, are valued at fair value as determined in good faith by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

Short-term investments are valued in the same manner as debt securities, as described above.

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

Valuation of Notes Receivable—Notes receivable are stated at fair value and are initially valued at the face amount of the note. Subsequently, notes receivable are valued quarterly based on market factors.

See Note 4—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures, limited partnerships and a convertible note, which, as of March 31, 2015, represented 71.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2015, 28.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2015. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2014 and can also be found on the following two web sites, http://www.tiaa-cref.org/public/prospectuses/index.html and http://www.tiaa-cref.org/public/about/governance/corporate/annual-reports/index.html.

ITEM 6. EXHIBITS

(1)	(A)

Distribution Agreement for the Contracts Funded by the Registrant, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Registrant, and TIAA-CREF Individual & Institutional Services, LLC.[4]

(3)	(A)	Restated Charter of TIAA (as amended).[8]
	(B)	Amended Bylaws of TIAA.[9]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts.[3]

	(B)	Forms of Income-Paying Contracts.[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation.[6]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC.[7]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[5]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications.
*(32)		Section 1350 Certifications.
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished electronically herewith.

(1)

Previously filed and incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 29, 2004 (File No. 333-113602).

(2)

Previously filed and incorporated herein by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on April 30, 1996 (File No. 33-92990).

(3)

Previously filed and incorporated herein by reference to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on May 2, 2005 (File No. 333-121493).

(4)	Previously filed and incorporated herein by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form S-1 filed with the Commission on March 15, 2013 (File No. 333-187309).

(5)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

(6)

Previously filed and incorporated herein by reference to Exhibit 4(C) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

(7)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2015 (File No. 33-92990).

(8)

Previously filed and incorporated herein by reference to Exhibit 3(A) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 22, 2015 (File No. 333-202583).

(9)

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 22, 2015 (File No. 333-202583).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of May, 2015.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 7, 2015	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

May 7, 2015	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)