Form 10-Q
period 2015-06-30
TIAA REAL ESTATE ACCOUNT
filed 2015-08-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

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
TIAA REAL ESTATE ACCOUNT
June 30, 2015

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,613.6 and $11,309.0)	$13,684.9	$13,139.0
Real estate joint ventures and limited partnerships (cost: $2,465.3 and $2,583.5)	3,396.2	3,379.6
Marketable securities:
Real estate related (cost: $1,432.7 and $1,400.2)	1,692.9	1,818.4
Other (cost: $4,309.7 and $3,831.1)	4,310.4	3,831.1

Total investments (cost: $19,821.3 and $19,123.8)	23,084.4	22,168.1

Cash and cash equivalents	9.0	36.5
Due from investment manager	8.1	7.2
Other	214.9	196.9

TOTAL ASSETS	23,316.4	22,408.7

LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $1,952.1 and $2,337.5)	1,996.3	2,373.8
Accrued real estate property expenses	173.8	165.5
Other	50.4	40.4

TOTAL LIABILITIES	2,220.5	2,579.7

COMMITMENTS AND CONTINGENCIES—Note 8
NET ASSETS
Accumulation Fund	20,654.1	19,409.7
Annuity Fund	441.8	419.3

TOTAL NET ASSETS	$21,095.9	$19,829.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 7	59.0	57.9

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$349.980	$335.393

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.3	$221.4	$440.3	$437.2

Real estate property level expenses and taxes:
Operating expenses	50.9	49.5	102.0	101.7
Real estate taxes	35.4	33.5	70.7	66.2
Interest expense	21.5	24.1	44.8	48.2

Total real estate property level expenses and taxes	107.8	107.1	217.5	216.1

Real estate income, net	115.5	114.3	222.8	221.1
Income from real estate joint ventures and limited partnerships	36.5	42.3	68.2	74.4
Interest	1.9	0.7	3.3	1.5
Dividends	13.2	11.0	22.2	19.2

TOTAL INVESTMENT INCOME	167.1	168.3	316.5	316.2

Expenses:
Investment advisory charges	13.8	17.3	33.8	35.2
Administrative charges	13.7	11.1	26.6	22.1
Distribution charges	5.6	4.0	10.9	8.3
Mortality and expense risk charges	0.3	0.2	0.5	0.4
Liquidity guarantee charges	7.8	7.2	15.3	14.8

TOTAL EXPENSES	41.2	39.8	87.1	80.8

INVESTMENT INCOME, NET	125.9	128.5	229.4	235.4

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	(1.6)	216.9	(2.6)
Real estate joint ventures and limited partnerships	(16.8)	(4.5)	152.7	(4.3)
Marketable securities	14.2	31.7	41.6	49.0

Net realized gain (loss) on investments	(2.6)	25.6	411.2	42.1

Net change in unrealized appreciation (depreciation) on:
Real estate properties	285.7	291.7	241.2	398.1
Real estate joint ventures and limited partnerships	52.1	93.2	157.0	156.5
Marketable securities	(196.7)	71.4	(161.8)	176.5
Mortgage loans payable	10.8	(24.4)	(7.9)	(26.6)

Net change in unrealized appreciation on investments and mortgage loans payable	151.9	431.9	228.5	704.5

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	149.3	457.5	639.7	746.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$275.2	$586.0	$869.1	$982.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
FROM OPERATIONS
Investment income, net	$125.9	$128.5	$229.4	$235.4
Net realized gain (loss) on investments	(2.6)	25.6	411.2	42.1
Net change in unrealized appreciation on investments and mortgage loans payable	151.9	431.9	228.5	704.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	275.2	586.0	869.1	982.0

FROM PARTICIPANT TRANSACTIONS
Premiums	691.1	598.1	1,354.7	1,161.5
Annuity payments	(9.0)	(7.9)	(17.6)	(15.5)
Withdrawals and death benefits	(475.2)	(345.1)	(939.3)	(698.4)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	206.9	245.1	397.8	447.6

NET INCREASE IN NET ASSETS	482.1	831.1	1,266.9	1,429.6
NET ASSETS
Beginning of period	20,613.8	17,506.4	19,829.0	16,907.9

End of period	$21,095.9	$18,337.5	$21,095.9	$18,337.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$869.1	$982.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(411.2)	(42.1)
Net change in unrealized appreciation on investments and mortgage loans payable	(228.5)	(704.5)
Purchase of real estate properties	(634.1)	(1,035.6)
Capital improvements on real estate properties	(78.1)	(95.1)
Proceeds from sale of real estate properties	421.4	45.4
Purchases of long term investments	(235.9)	(206.3)
Proceeds from long term investments	533.5	299.8
(Increase) decrease in other investments	(478.6)	376.6
Change in due from investment manager	(0.9)	(2.2)
(Increase) decrease in other assets	(18.0)	68.4
Increase (decrease) in other liabilities	21.4	(18.8)

NET CASH USED IN OPERATING ACTIVITIES	(239.9)	(332.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(185.4)	(113.9)
Premiums	1,354.7	1,161.5
Annuity payments	(17.6)	(15.5)
Withdrawals and death benefits	(939.3)	(698.4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	212.4	333.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27.5)	1.3
CASH AND CASH EQUIVALENTS
Beginning of period	36.5	14.6

End of period	$9.0	$15.9

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$45.3	$47.6

Loan assignment as part of a real estate disposition	$200.0	$—

Conversion of note receivable	$100.6	$—

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

Valuation of Real Estate Properties—Investments in real estate properties are stated at fair value, as determined in accordance with policies and procedures reviewed by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole. Accordingly, the Account does not record depreciation. Determination of fair value involves significant levels of judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value, are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Money market instruments are valued at amortized cost, which approximates fair value.

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

Restricted Cash: The Account held $47.7 million and $20.4 million as of June 30, 2015 and December 31, 2014, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncements: In February 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU amends, amongst other items, the consolidation rules regarding the evaluation of whether a limited partnership or similar entity is a variable interest entity or voting interest entity as well as the elimination of the presumption that a general partner should consolidate a limited partnership. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management is currently evaluating the impact of ASU 2015-02 on the Account’s Consolidated Financial Statements.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820)-Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). This ASU removes the requirement to categorize all investments for which the fair value is measured using the net asset value per share practical expedient from the fair value hierarchy. The ASU also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management is currently evaluating the impact of ASU 2015-07 on the Account’s Consolidated Financial Statements.

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

The Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	21.6%	13.7%	6.9%	0.3%	42.5%
Apartment	11.4%	9.0%	3.9%	—	24.3%
Retail	3.9%	3.9%	7.7%	0.3%	15.8%
Industrial	1.6%	7.7%	3.9%	0.9%	14.1%
Other(2)	2.9%	0.3%	0.1%	—	3.3%

Total	41.4%	34.6%	22.5%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (unaudited) and December 31, 2014, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2015
Real estate properties	$—	$—	$13,684.9	$13,684.9
Real estate joint ventures	—	—	3,256.3	3,256.3
Limited partnerships	—	—	139.9	139.9
Marketable securities:
Real estate related	1,692.9	—	—	1,692.9
Commerical paper	—	692.5	—	692.5
Government agency notes	—	2,287.8	—	2,287.8
United States Treasury securities	—	1,330.1	—	1,330.1

Total Investments at June 30, 2015	$1,692.9	$4,310.4	$17,081.1	$23,084.4

Mortgage loans payable	$—	$—	$(1,996.3)	$(1,996.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2014
Real estate properties	$—	$—	$13,139.0	$13,139.0
Real estate joint ventures	—	—	3,022.1	3,022.1
Limited partnerships	—	—	357.5	357.5
Marketable securities:
Real estate related	1,818.4	—	—	1,818.4
Government agency notes	—	2,369.9	—	2,369.9
United States Treasury securities	—	1,461.2	—	1,461.2

Total Investments at December 31, 2014	$1,818.4	$3,831.1	$16,518.6	$22,168.1

Mortgage loans payable	$—	$—	$(2,373.8)	$(2,373.8)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2015
Beginning balance April 1, 2015	$12,923.5	$3,274.7	$40.4	$100.0	$16,338.6	$(2,192.3)
Total realized and unrealized gains included in changes in net assets	285.7	34.5	0.8	—	321.0	10.8
Purchases(1)	475.7	7.7	100.7	—	584.1	—
Sales	—	—	—	—	—	—
Settlements(2)	—	(60.6)	(2.0)	(100.0)	(162.6)	185.2

Ending balance June 30, 2015	$13,684.9	$3,256.3	$139.9	$—	$17,081.1	$(1,996.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$357.5	$—	$16,518.6	$(2,373.8)
Total realized and unrealized gains (losses) included in changes in net assets	458.1	281.3	28.4	—	767.8	(7.9)
Purchases(1)	709.2	13.7	100.7	100.0	923.6	—
Sales	(621.4)	—	—	—	(621.4)	—
Settlements(2)	—	(60.8)	(346.7)	(100.0)	(507.5)	385.4

Ending balance June 30, 2015	$13,684.9	$3,256.3	$139.9	$—	$17,081.1	$(1,996.3)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2014
Beginning balance April 1, 2014	$11,723.5	$2,578.1	$362.7	$14,664.3	$(2,168.0)
Total realized and unrealized gains (losses) included in changes in net assets	290.1	82.3	6.4	378.8	(24.4)
Purchases(1)	1,047.1	1.8	—	1,048.9	—
Sales	(19.9)	—	—	(19.9)	—
Settlements(2)	—	(1.4)	(2.5)	(3.9)	0.6

Ending balance June 30, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	395.5	142.3	9.9	547.7	(26.6)
Purchases(1)	1,125.6	37.1	—	1,162.7	—
Sales	(45.4)	—	—	(45.4)	—
Settlements(2)	—	(82.2)	(5.3)	(87.5)	113.9

Ending balance June 30, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, and capital expenditures.

(2)

Includes operating income for real estate joint ventures and limited partnerships, net of distributions, conversion of a note receivable, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2015 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.3% (6.6%) 4.8% - 7.5% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.3% (4.8%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 9.5% (6.9%) 5.0% - 7.5% (5.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.8% (5.1%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.5% (6.4%) 4.0% - 5.8% (4.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.3%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (7.0%) 5.0% - 9.5% (5.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.5% (5.5%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	33.1% - 47.5% (41.4%) 2.7% - 3.7% (3.5%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	33.1% - 47.5% (41.4%) 1.2 - 1.3 (1.3)

	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.3% - 63.2% (44.3%) 2.2% - 3.4% (3.0%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.3% - 63.2% (44.3%) 1.2 - 1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	22.1% - 51.1% (39.4%) 2.2% - 3.4% (3.0%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	22.1% - 51.1% (39.4%) 1.1 - 1.4 (1.3)

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

During the six months ended June 30, 2015 and 2014, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2015	$285.7	$36.6	$0.8	$323.1	$10.8

For the six months ended June 30, 2015	$474.2	$283.4	$0.7	$758.3	$(7.9)

For the three months ended June 30, 2014	$290.7	$82.3	$10.9	$383.9	$(24.4)

For the six months ended June 30, 2014	$398.4	$142.2	$14.3	$554.9	$(26.6)

Note 5—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		June 30, 2015	December 31, 2014
		(Unaudited)
99 High Street(4)	5.52% paid monthly	$—	$185.0	November 11, 2015
Lincoln Centre	5.51% paid monthly	153.0	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	35.1	35.5	September 11, 2016
The Legend at Kierland(5)(6)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(6)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(7)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(7)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(7)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(5)(8)	3.75% paid monthly	—	200.0	June 1, 2023
1401 H Street NW(5)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(5)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(5)	3.74% paid monthly	137.5	137.5	October 1, 2026
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$1,952.1	$2,337.5
Fair Value Adjustment(3)		44.2	36.3

Total mortgage loans payable		$1,996.3	$2,373.8

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

(3)

The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1- Organization and Significant Accounting Policies.

(4)	Mortgage loan was paid off on May 11, 2015.

(5)

These properties are each owned by separate wholly owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowings entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(6)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(7)	Represents mortgage loans on these individual properties which are held within Palomino Park portfolio.

(8)	This property was sold on February 12, 2015.

Note 6—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2015	Years Ended December 31,
		2014	2013	2012
	(Unaudited)
Per Accumulation Unit data:
Rental income	$7.533	$15.862	$15.313	$16.345
Real estate property level expenses and taxes	3.721	7.788	8.112	9.059

Real estate income, net	3.812	8.074	7.201	7.286
Other income	1.603	3.459	2.759	2.178

Total income	5.415	11.533	9.960	9.464
Expense charges(1)	1.490	2.880	2.672	2.562

Investment income, net	3.925	8.653	7.288	6.902
Net realized and unrealized gain on investments and mortgage loans payable	10.662	27.868	19.015	18.013

Net increase in Accumulation Unit Value	14.587	36.521	26.303	24.915
Accumulation Unit Value:
Beginning of period	335.393	298.872	272.569	247.654

End of period	$349.980	$335.393	$298.872	$272.569

Total return	4.35%	12.22%	9.65%	10.06%
Ratios to Average net Assets(2)
Expenses(1)	0.86%	0.89%	0.92%	0.95%
Investment income, net	2.25%	2.68%	2.50%	2.55%
Portfolio turnover rate(3)
Real estate properties(4)	4.5%	6.5%	2.1%	10.2%
Marketable securities(5)	6.7%	15.9%	8.4%	21.9%
Accumulation Units outstanding at end of period (in millions):	59.0	57.9	55.3	53.3
Net assets end of period (in millions)	$21,095.9	$19,829.0	$16,907.9	$14,861.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the six month period ended June 30, 2015 are annualized.

(3)	Percentages for the six month period ended June 30, 2015 are not annualized.

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

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
	(Unaudited)
Outstanding:
Beginning of period	57.9	55.3
Credited for premiums	3.9	7.7
Annuity, other periodic payments, withdrawals and death benefits	(2.8)	(5.1)

End of period	59.0	57.9

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

Note 9—Investments in Limited Partnerships

On June 24, 2015 the Account converted its $100.6 million note receivable, including accrued interest, with CGMT REIT, LP into Series A units in the Clarion Gables Multifamily Trust LP (the “Fund”) for an 8.33% ownership in the Fund. The Fund is an open end real estate fund with no set termination date. The Account has no additional capital commitment to the Fund and has elected to have dividends reinvested into additional Series A units of the Fund. The Account may redeem its Series A units from the Fund on a quarterly basis, but not before the second anniversary of the inception date of the Fund and all Series B units have either been converted to Series A units or redeemed.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—59.3% and 59.3%

Location/Description	Type	Fair Value
		June 30, 2015		December 31, 2014
		(Unaudited)
Arizona:
Camelback Center	Office	$51.0		$44.5
Kierland Apartment Portfolio	Apartments	125.3	(1)	118.1	(1)
California:
3 Hutton Centre Drive	Office	47.4		45.5
50 Fremont Street(6)	Office	—		637.6	(1)
55 Second Street	Office	309.8	(1)	292.2	(1)
88 Kearny Street	Office	144.6		130.7
200 Middlefield Road	Office	53.5		51.0
Centre Pointe and Valley View	Industrial	39.7		36.3
Cerritos Industrial Park	Industrial	103.4		98.5
Charleston Plaza	Retail	86.1	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	146.0		128.8
Holly Street Village	Apartments	128.7		128.3
Larkspur Courts	Apartments	132.6		131.6
Northern CA RA Industrial Portfolio	Industrial	57.8		56.7
Northpark Village Square	Retail	45.5		45.2
Oceano at Warner Center	Apartments	81.6		81.4
Ontario Industrial Portfolio	Industrial	411.3		366.4
Ontario Mills Industrial Portfolio	Industrial	47.0		39.6
Pacific Plaza	Office	97.5		96.1
Rancho Cucamonga Industrial Portfolio	Industrial	159.3		143.4
Regents Court	Apartments	83.2	(1)	81.8	(1)
Southern CA RA Industrial Portfolio	Industrial	110.7		105.9
Stella	Apartments	170.1		170.1
The Forum at Carlsbad	Retail	212.0	(1)	203.0	(1)
The Legacy at Westwood	Apartments	136.1	(1)	134.7	(1)
Township Apartments	Apartments	88.9		86.0
West Lake North Business Park	Office	53.0		49.3
Westcreek	Apartments	40.7		39.3
Westwood Marketplace	Retail	125.0		116.5
Wilshire Rodeo Plaza	Office	286.0		209.8
Colorado:
Palomino Park	Apartments	285.5	(1)	283.3	(1)
South Denver Marketplace	Retail	70.2		70.6
Connecticut:
Wilton Woods Corporate Campus	Office	142.5		142.8
Florida:
701 Brickell Avenue	Office	345.4		320.1
Casa Palma	Apartments	90.1		—
Publix at Weston Commons	Retail	61.5	(1)	58.0	(1)
Seneca Industrial Park	Industrial	79.6		79.2
South Florida Apartment Portfolio	Apartments	86.5		84.1
The Manor Apartments	Apartments	53.2		52.6
The Residences at the Village of Merrick Park	Apartments	70.3		69.3
Urban Centre	Office	123.6		113.0
Weston Business Center	Industrial	89.3		86.6
Georgia:
Atlanta Industrial Portfolio	Industrial	55.6		47.3
Shawnee Ridge Industrial Portfolio	Industrial	78.9		71.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		June 30, 2015		December 31, 2014
		(Unaudited)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	$69.6		$66.9
Chicago Industrial Portfolio	Industrial	77.2		75.9
Parkview Plaza	Office	49.0		45.6
Maryland:
Landover Logistics Center	Industrial	37.5		35.0
The Shops at Wisconsin Place	Retail	104.0		109.9
Massachusetts:
99 High Street	Office	489.2		477.2	(1)
501 Boylston Street	Office	431.9		392.1
Northeast RA Industrial Portfolio	Industrial	38.4		35.9
Residence at Rivers Edge	Apartments	84.3		84.9
New Jersey:
200 Milik Street	Industrial	49.5		—
Marketfair	Retail	100.6		99.0
Mohawk Distribution Center	Industrial	83.7		81.0
South River Road Industrial	Industrial	66.7		65.5
New York:
21 Penn Plaza	Office	255.1		246.6
250 North 10th Street	Apartments	170.0		—
425 Park Avenue	Ground Lease	440.0		420.0
780 Third Avenue	Office	415.1	(1)	405.4	(1)
837 Washington Street	Office	192.1		—
The Colorado	Apartments	244.1	(1)	215.6	(1)
The Corner	Apartments	270.0	(1)	270.0	(1)
Pennsylvania:
1619 Walnut Street	Retail	22.8		22.4
The Pepper Building	Apartments	48.5		50.9
Tennessee:
Southside at McEwen	Retail	47.1		45.1
Summit Distribution Center	Industrial	19.8		16.9
Texas:
Beltway North Commerce Center	Industrial	23.3		—
Cliffs at Barton Creek	Apartments	44.6		43.7
Dallas Industrial Portfolio	Industrial	190.0		182.7
Houston Apartment Portfolio	Apartments	177.2		176.9
Lincoln Centre	Office	314.2	(1)	317.1	(1)
Northwest Houston Industrial Portfolio	Industrial	66.8		67.0
Park 10 Distribution	Industrial	12.7		13.0
Pinnacle Industrial Portfolio	Industrial	44.7		42.4
The Caruth	Apartments	81.1	(1)	80.6	(1)
The Maroneal	Apartments	56.8		56.8
Virginia:
8270 Greensboro Drive	Office	47.0		45.3
Ashford Meadows Apartments	Apartments	105.9	(1)	106.0	(1)
Plaza America	Retail	104.0		99.4
The Ellipse at Ballston	Office	86.4		86.8
The Palatine	Apartments	126.6	(1)	125.6	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		June 30, 2015		December 31, 2014
		(Unaudited)
Washington:
Circa Green Lake	Apartments	$90.9		$86.1
Fourth and Madison	Office	490.0	(1)	455.0	(1)
Millennium Corporate Park	Office	184.3		175.0
Northwest RA Industrial Portfolio	Industrial	28.5		27.1
Pacific Corporate Park	Industrial	37.9		37.2
Prescott Wallingford Apartments	Apartments	56.6		54.4
Rainier Corporate Park	Industrial	90.8		91.3
Regal Logistics Campus	Industrial	72.1		71.5
Union - South Lake Union	Apartments	112.3		—
Washington DC:
1001 Pennsylvania Avenue	Office	820.6	(1)	805.4	(1)
1401 H Street, NW	Office	242.1	(1)	240.3	(1)
1900 K Street, NW	Office	321.0		319.7
Mass Court	Apartments	172.1	(1)	172.2	(1)
Mazza Gallerie	Retail	88.5		88.8
The Louis at 14th	Apartments	182.4		182.5
The Woodley	Apartments	201.3		199.0

TOTAL REAL ESTATE PROPERTIES (Cost $11,613.6 and $11,309.0)		$13,684.9		$13,139.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER REAL ESTATE-RELATED INVESTMENTS—14.7% and 15.2%
REAL ESTATE JOINT VENTURES—14.1% and 13.6%

Location/Description	Type	Fair Value
		June 30, 2015		December 31, 2014
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$420.7	(2)	$368.1	(2)
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	175.9	(2)	158.0	(2)
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	118.6	(2)	114.3	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	616.7	(2)	533.6	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	125.0		140.1
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	118.6	(2)	119.6	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.2		15.1
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	210.0		208.6
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	34.9	(2)	35.3	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	321.9	(2)	305.2	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	109.5	(2)	94.6	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	386.0	(2)	365.8	(2)
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	476.0	(2,3)	448.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	122.7	(2,3)	114.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(5)	0.6	(5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,319.6 and $2,361.4)		$3,256.3		$3,022.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Fair Value
	June 30, 2015		December 31, 2014
	(Unaudited)
LIMITED PARTNERSHIPS—0.6% and 1.6%
Clarion Gables Multi-Family Trust LP (8.33% Account Interest)	$100.6	(8)	$—
Cobalt Industrial REIT (10.998% Account Interest)	1.4		1.1
Colony Realty Partners LP (5.27% Account Interest)	21.2		21.1
Heitman Value Partners Fund (8.43% Account Interest)	0.1		0.3
Lion Gables Apartment Fund (18.46% Account Interest)	—	(7)	314.1
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	16.6		20.9

TOTAL LIMITED PARTNERSHIPS (Cost $145.7 and $222.1)	$139.9		$357.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,465.3 and $2,583.5)	$3,396.2		$3,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—26.0% and 25.5%
REAL ESTATE-RELATED MARKETABLE SECURITIES—7.3% and 8.2%

Shares		Issuer	Fair Value
			June 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
144,236	128,562	Acadia Realty Trust	$4.2	$4.1
6,364	31,670	Agree Realty Corporation	0.2	1.0
3,574	4,549	Alexander’s, Inc.	1.5	2.0
143,754	132,373	Alexandria Real Estate Equities, Inc.	12.6	11.7
79,522	55,491	American Assets Trust, Inc.	3.1	2.2
238,349	232,629	American Campus Communities, Inc.	9.0	9.6
404,685	331,090	American Homes 4 Rent	6.5	5.6
64,684	40,280	American Residential Properties	1.2	0.7
857,963	851,739	American Tower Corp.	80.0	84.2
295,771	324,603	Apartment Investment and Management Company	10.9	12.1
1,511	45,930	Armada Hoffler Properties Inc.	—	0.4
27,859	40,976	Ashford Hospitality Prime Inc.	0.4	0.7
228,647	228,348	Ashford Hospitality Trust, Inc.	1.9	2.4
108,679	131,435	Associated Estates Realty Corporation	3.1	3.1
266,825	285,499	Avalonbay Communities, Inc.	42.8	46.6
—	82,002	Aviv REIT, Inc.	—	2.8
434,255	427,097	BioMed Realty Trust, Inc.	8.4	9.2
310,062	314,607	Boston Properties, Inc.	37.5	40.5
380,958	398,099	Brandywine Realty Trust	5.1	6.4
354,294	238,279	Brixmore Porperty Group Inc	8.2	5.9
173,413	188,626	Camden Property Trust	12.9	13.9
218,121	258,814	Campus Crest Communities, Inc.	1.2	1.9
34,348	—	CareTrust REIT Inc.	0.4	—
100,768	69,250	Catchmark Timber Trust, Inc.	1.2	0.8
335,345	335,345	CBL & Associates Properties, Inc.	5.4	6.5
177,495	177,495	Cedar Shopping Centers, Inc.	1.1	1.3
471,752	417,369	Chambers Street Properties	3.8	3.4
79,438	73,127	Chatham Lodging Trust	2.1	2.1
131,044	121,692	Chesapeake Lodging Trust	4.0	4.5
229,546	277,710	Columbia Property Trust Inc	5.6	7.0
163,196	—	Communication Sales & Leasing, Inc.	4.0	—
137,756	70,620	Corenergy Infrastructure Trust, Inc.	0.9	0.5
44,311	48,733	CoreSite Realty Corporation	2.0	1.9
185,313	150,486	Corporate Office Properties Trust	4.4	4.3
199,181	247,990	Corrections Corporation of America	6.6	9.0
471,253	589,552	Cousins Properties Incorporated	4.9	6.7
681,301	728,325	Crown Castle International Corporation	54.7	57.3
327,453	410,111	Cubesmart	7.6	9.0
107,568	78,620	CyrusOne Inc	3.2	2.2
174,739	184,830	DCT Industrial Trust, Inc.	5.5	6.6
660,482	806,645	DDR Corp	10.2	14.8
433,952	440,687	DiamondRock Hospitality Company	5.6	6.6
269,223	301,192	Digital Realty Trust, Inc.	18.0	20.0
280,450	295,214	Douglas Emmett, Inc.	7.6	8.4
680,753	756,115	Duke Realty Corporation	12.6	15.3
116,962	111,572	DuPont Fabros Technology, Inc.	3.4	3.7
68,602	46,023	EastGroup Properties, Inc.	3.9	2.9
14,727	—	Easterly Government Properties, Inc.	0.2	—
88,873	79,160	Education Realty Trust, Inc.	2.8	2.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			June 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
189,640	223,187	Empire State Realty Trust	$3.2	$3.9
102,109	72,480	EPR Properties	5.6	4.2
115,778	—	Equinix Inc.	29.4	—
301,612	285,705	Equity Commonwealth	7.7	7.3
154,986	147,548	Equity Lifestyle Properties, Inc.	8.1	7.6
137,621	190,245	Equity One, Inc.	3.2	4.8
728,250	764,996	Equity Residential	51.1	55.0
134,758	136,082	Essex Property Trust, Inc.	28.6	28.1
118,165	131,275	Excel Trust, Inc.	1.9	1.8
214,087	242,082	Extra Space Storage, Inc.	14.0	14.2
137,648	142,140	Federal Realty Investment Trust	17.6	19.0
332,376	284,615	FelCor Lodging Trust Incorporated	3.3	3.1
256,412	295,495	First Industrial Realty Trust, Inc.	4.8	6.1
162,229	133,251	First Potomac Realty Trust	1.7	1.6
215,388	198,119	Franklin Street Properties Corp.	2.4	2.4
189,477	241,051	Gaming and Leisure Properties, Inc.	6.9	7.1
1,033,493	1,116,547	General Growth Properties, Inc.	26.5	31.4
147,868	156,310	GEO Group Inc/The	5.1	6.3
42,200	60,598	Getty Realty Corp.	0.7	1.1
21,263	34,020	Gladstone Commercial Corporation	0.4	0.6
—	326,692	Glimcher Realty Trust	—	4.5
138,955	200,061	Government Properties Income Trust	2.6	4.6
107,706	403,115	Gramercy Property Trust Inc	2.5	2.8
922,971	951,260	HCP, Inc.	33.7	41.9
714,941	734,406	Health Care REIT, Inc.	46.9	55.6
204,617	211,892	Healthcare Realty Trust Inc.	4.8	5.8
227,330	263,910	Healthcare Trust of America	5.4	7.1
92,292	386,553	Hersha Hospitality Trust	2.4	2.7
192,700	219,746	Highwoods Properties, Inc.	7.7	9.7
111,018	107,460	Home Properties, Inc.	8.1	7.0
299,658	332,850	Hospitality Properties Trust	8.6	10.3
1,558,718	1,641,705	Host Hotels & Resorts, Inc.	30.9	39.0
155,990	123,652	Hudson Pacific Properties, Inc.	4.4	3.7
132,101	190,919	Inland Real Estate Corp.	1.2	2.1
194,355	241,151	Investors Real Estate Trust	1.4	2.0
368,737	298,480	Iron Mountain Inc.	11.4	11.5
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	107.0	115.3
186,053	183,003	Kilroy Realty Corporation	12.5	12.6
830,317	911,057	Kimco Realty Corporation	18.7	22.9
188,454	254,398	Kite Realty Group Trust	4.6	7.3
172,672	—	Lamar Advertising Corporation	9.9	—
239,709	259,799	LaSalle Hotel Properties	8.5	10.5
489,502	508,105	Lexington Realty Trust	4.2	5.6
316,249	328,620	Liberty Property Trust	10.2	12.4
65,231	58,133	LTC Properties, Inc.	2.7	2.5
198,141	142,118	Mack-Cali Realty Corporation	3.7	2.7
418,563	385,417	Medical Properties Trust, Inc.	5.5	5.3
159,499	177,150	Mid-America Apartment Communities, Inc.	11.6	13.2
90,359	118,597	Monmouth Real Estate Investment Corporation	0.9	1.3
370,811	—	Monogram Residential Trust Inc.	3.3	—
72,598	65,594	National Health Investors, Inc.	4.5	4.6
269,023	305,461	National Retail Properties, Inc.	9.4	12.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			June 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
41,608	—	National Storage Affiliates Trust	$0.5	$—
195,188	237,208	New Senior Investment Group	2.6	3.9
39,714	—	Nexpoint Residential Trust, Inc.	0.5	—
722,743	570,000	Northstar Realty Finance Corp.	11.5	10.0
314,688	281,073	Omega Healthcare Investors, Inc.	10.8	11.0
15,752	28,607	One Liberty Properties, Inc.	0.3	0.7
287,396	—	Outfront Media Inc.	7.3	—
331,600	—	Paramount Group Inc.	5.7	—
195,752	256,813	Parkway Properties, Inc.	3.4	4.7
155,309	179,213	Pebblebrook Hotel Trust	6.7	8.2
143,960	147,065	Pennsylvania Real Estate Investment Trust	3.1	3.5
151,102	168,375	Physicians Realty Trust	2.3	2.8
356,280	271,204	Piedmont Office Realty Trust, Inc.	6.3	5.1
366,041	393,917	Plum Creek Timber Company, Inc.	14.9	16.9
107,829	119,803	Post Properties, Inc.	5.9	7.0
75,512	84,078	Potlatch Corporation	2.7	3.5
1,079,731	1,129,782	ProLogis	40.1	48.6
45,424	44,040	PS Business Parks, Inc.	3.3	3.5
290,479	304,858	Public Storage, Inc.	53.6	56.4
53,408	10,813	QTS Realty Trust, Inc.	1.9	0.4
184,815	168,010	Ramco-Gershenson Properties Trust	3.0	3.1
273,686	345,772	Rayonier, Inc.	7.0	9.7
475,956	517,842	Realty Income Corporation	21.1	24.7
188,900	202,908	Regency Centers Corporation	11.1	12.9
214,312	197,186	Retail Opportunity Investment	3.3	3.3
493,618	520,915	Retail Properties of America	6.9	8.7
121,793	90,510	Rexford Industrial Realty Inc	1.8	1.4
256,603	220,006	RLJ Lodging Trust	7.6	7.4
84,865	83,313	Rouse Properties, Inc.	1.4	1.5
91,528	108,370	Ryman Hospitality Properties	4.9	5.7
137,104	118,843	Sabra Health Care REIT Inc	3.5	3.6
24,721	28,976	Saul Centers, Inc.	1.2	1.7
136,168	83,490	Select Income Real Estate Investment Trust	2.8	2.0
473,101	499,658	Senior Housing Properties Trust	8.3	11.0
106,097	82,090	Silver Bay Realty Trust Corp	1.7	1.4
626,583	674,617	Simon Property Group, Inc.	108.4	122.9
206,113	189,478	SL Green Realty Corp.	22.6	22.6
65,409	53,568	Sovran Self Storage, Inc.	5.7	4.7
912,199	1,080,553	Spirit Realty Capital Inc.	8.8	12.8
150,980	200,698	Stag Industrial, Inc.	3.0	4.9
97,456	89,340	Starwood Waypoint Residential Trust	2.3	2.4
130,390	—	STORE Capital Corporation	2.6	—
579,377	641,315	Strategic Hotels & Resorts, Inc.	7.0	8.5
181,127	186,578	Summit Hotel Properties, Inc.	2.4	2.3
101,757	100,386	Sun Communities, Inc.	6.3	6.1
441,460	511,462	Sunstone Hotel Investors, L.L.C.	6.6	8.4
191,044	212,284	Tanger Factory Outlet Centers, Inc.	6.1	7.8
115,418	120,329	Taubman Centers, Inc.	8.0	9.2
113,896	70,574	Terreno Realty Corporation	2.2	1.5
317,532	336,472	The Macerich Company	23.7	28.1
535,092	556,651	UDR, Inc.	17.1	17.2
26,221	44,774	UMH Properties, Inc.	0.3	0.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			June 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
16,986	29,158	Universal Health Realty Income Trust	$0.8	$1.4
192,149	—	Urban Edge Properties	4.0	—
42,852	51,473	Urstadt Biddle Properties, Inc.	0.8	1.1
673,378	652,228	Ventas, Inc.	41.8	46.8
352,236	351,441	Vornado Realty Trust	33.4	41.4
—	349,878	Washington Prime Group, Inc.	—	6.0
126,208	96,831	Washington Real Estate Investment Trust	3.3	2.7
213,951	190,047	Weingarten Realty Investors	7.0	6.6
1,046,289	1,119,582	Weyerhaeuser Company	33.0	40.2
18,600	50,900	Whitestone Real Estate Investment Trust B	0.2	0.8
39,142	75,457	Winthrop Realty Trust	0.6	1.2
192,958	246,629	WP Carey Inc.	11.4	17.3
409,452	—	WP Glimcher Inc.	5.5	—
240,292	—	Xenia Hotels & Resorts Inc	5.2	—

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,432.7 and $1,400.2)			$1,692.9	$1,818.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—18.7% and 17.3%
COMMERCIAL PAPER—3.0% and 0.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					June 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$25.0	$—	Australia & New Zealand Banking Group Ltd(9)	0.366%	12/17/2015	$25.0	$—
22.0	—	Cafco LLC	0.203%	9/14/2015	22.0	—
30.0	—	Ciesco LLC	0.417%	12/16/2015	29.8	—
23.0	—	Coca-Cola Co(9)	0.223%-0.284%	11/17/2015	23.0	—
25.0	—	Commonwealth Bank of Australia(9)	0.213%	9/28/2015	25.0	—
5.0	—	DBS Bank Ltd(9)	0.203%	8/21/2015	5.0	—
13.0	—	DBS Bank Ltd(9)	0.223%	9/8/2015	13.0	—
5.0	—	Fairway Finance LLC(9)	0.274%	11/5/2015	5.0	—
35.0	—	General Electric Capital Corp	0.213%	9/23/2015	35.0	—
15.0	—	General Electric Capital Corp	0.274%	11/23/2015	15.0	—
19.2	—	Hydro-Quebec(9)	0.091%	7/9/2015	19.1	—
26.4	—	Hydro-Quebec(9)	0.142%	9/15/2015	26.3	—
25.0	—	Jupiter Securitization Co LLC(9)	0.345%	11/30/2015	25.0	—
15.0	—	Jupiter Securitization Co LLC(9)	0.376%	12/2/2015	15.0	—
30.0	—	Korea Development Bank	0.284%	10/16/2015	30.0	—
50.0	—	National Australia Bank Ltd(9)	0.198%	9/16/2015	50.0	—
5.0	—	Novartis Finance Corp(9)	0.213%	11/4/2015	5.0	—
11.1	—	Old Line Funding LLC(9)	0.203%	9/18/2015	11.1	—
10.1	—	Old Line Funding LLC(9)	0.264%	10/20/2015	10.1	—
25.0	—	PACCAR Financial Corp	0.106%	7/10/2015	25.0	—
16.2	—	Province of British Columbia Canada	0.152%	11/6/2015	16.1	—
10.0	—	Province of British Columbia Canada	0.183%	12/14/2015	10.0	—
50.0	—	Province of Ontario Canada	0.142%	9/29/2015	50.0	—
17.0	—	PSP Capital, Inc	0.172%	9/8/2015	17.0	—
20.0	—	Royal Bank of Canada	0.142%	9/25/2015	20.0	—
30.0	—	Royal Bank of Canada	0.355%	12/22/2015	30.0	—
20.0	—	Svenska Handelsbanken AB(9)	0.254%	10/9/2015	20.0	—
50.0	—	Toronto-Dominion Holdings USA, Inc	0.314%	12/1/2015	50.0	—
25.0	—	United Overseas Bank Ltd(9)	0.254%	10/9/2015	25.0	—
20.0	—	United Overseas Bank Ltd(9)	0.386%	12/7/2015	20.0	—
20.0	—	Westpac Banking Corp(9)	0.335%	12/28/2015	20.0	—

TOTAL COMMERCIAL PAPER (Cost $692.4 and $0.0)					$692.5	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

GOVERNMENT AGENCY NOTES—9.9% and 10.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					June 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$44.0	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	$—	$44.0
—	15.0	Fannie Mae Discount Notes	0.046%	1/15/2015	—	15.0
—	21.9	Fannie Mae Discount Notes	0.046%-0.071%	1/20/2015	—	21.8
—	10.0	Fannie Mae Discount Notes	0.051%	1/28/2015	—	10.0
—	40.9	Fannie Mae Discount Notes	0.068%-0.101%	2/11/2015	—	40.9
—	46.1	Fannie Mae Discount Notes	0.101%	2/17/2015	—	46.1
—	35.6	Fannie Mae Discount Notes	0.089%	2/25/2015	—	35.6
—	12.0	Fannie Mae Discount Notes	0.076%	2/27/2015	—	12.0
—	39.0	Fannie Mae Discount Notes	0.101%	3/2/2015	—	39.0
—	37.1	Fannie Mae Discount Notes	0.091%	3/3/2015	—	37.1
—	44.6	Fannie Mae Discount Notes	0.086%	3/16/2015	—	44.6
—	38.0	Fannie Mae Discount Notes	0.066%	3/18/2015	—	38.0
—	35.0	Fannie Mae Discount Notes	0.061%	3/25/2015	—	35.0
—	40.0	Fannie Mae Discount Notes	0.066%	4/1/2015	—	40.0
—	26.7	Fannie Mae Discount Notes	0.096%	4/6/2015	—	26.7
—	44.7	Fannie Mae Discount Notes	0.096%-0.112%	4/8/2015	—	44.7
—	28.3	Fannie Mae Discount Notes	0.096%	4/13/2015	—	28.3
—	35.7	Fannie Mae Discount Notes	0.101%-0.152%	4/27/2015	—	35.7
—	17.5	Fannie Mae Discount Notes	0.101%	4/29/2015	—	17.5
—	30.0	Fannie Mae Discount Notes	0.081%	5/1/2015	—	30.0
—	11.5	Fannie Mae Discount Notes	0.107%	5/4/2015	—	11.5
—	25.0	Fannie Mae Discount Notes	0.101%	5/6/2015	—	25.0
—	20.0	Fannie Mae Discount Notes	0.112%	5/13/2015	—	20.0
—	10.9	Fannie Mae Discount Notes	0.127%	5/20/2015	—	10.9
—	35.0	Fannie Mae Discount Notes	0.091%	6/17/2015	—	35.0
25.0	25.0	Fannie Mae Discount Notes	0.144%	7/1/2015	25.0	25.0
100.0	100.0	Fannie Mae Discount Notes	0.112%	7/20/2015	100.0	99.9
46.0	—	Fannie Mae Discount Notes	0.068%	7/22/2015	46.0	—
12.1	—	Fannie Mae Discount Notes	0.127%	8/3/2015	12.1	—
11.6	—	Fannie Mae Discount Notes	0.117%	8/4/2015	11.6	—
50.0	50.0	Fannie Mae Discount Notes	0.137%	8/17/2015	50.0	50.0
50.0	—	Fannie Mae Discount Notes	0.112%	8/18/2015	50.0	—
55.6	—	Fannie Mae Discount Notes	0.066%-0.117%	8/19/2015	55.6	—
28.8	—	Fannie Mae Discount Notes	0.115%	9/1/2015	28.8	—
19.0	—	Fannie Mae Discount Notes	0.142%	9/9/2015	19.0	—
11.2	—	Fannie Mae Discount Notes	0.127%	9/14/2015	11.2	—
10.6	—	Fannie Mae Discount Notes	0.101%-0.107%	10/7/2015	10.5	—
36.0	—	Fannie Mae Discount Notes	0.101%-0.132%	10/14/2015	36.0	—
50.0	—	Fannie Mae Discount Notes	0.132%	10/21/2015	50.0	—
10.0	—	Fannie Mae Discount Notes	0.178%	11/2/2015	10.0	—
25.0	—	Fannie Mae Discount Notes	0.147%	12/9/2015	25.0	—
5.0	—	Fannie Mae Discount Notes	0.152%	12/16/2015	5.0	—
11.4	—	Fannie Mae Discount Notes	0.162%	12/23/2015	11.4	—
—	2.9	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	—	2.9
30.0	—	Federal Farm Credit Bank Discount Notes	0.076%	8/27/2015	30.0	—
—	20.0	Federal Home Loan Bank Discount Notes	0.041%	1/5/2015	—	20.0
—	19.0	Federal Home Loan Bank Discount Notes	0.047%	1/7/2015	—	19.0
—	50.0	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	—	50.0
—	40.0	Federal Home Loan Bank Discount Notes	0.076%	1/13/2015	—	40.0
—	30.0	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/21/2015	—	50.0
—	21.8	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	—	21.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					June 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$50.0	Federal Home Loan Bank Discount Notes	0.086%	1/27/2015	$—	$50.0
—	8.0	Federal Home Loan Bank Discount Notes	0.071%	1/28/2015	—	8.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/30/2015	—	50.0
—	58.0	Federal Home Loan Bank Discount Notes	0.074%	2/4/2015	—	58.0
—	45.0	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	—	45.0
—	56.0	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	—	56.0
—	29.5	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	—	29.5
—	20.6	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	—	20.6
—	22.0	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	—	22.0
—	16.7	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	—	16.7
—	11.5	Federal Home Loan Bank Discount Notes	0.073%	3/9/2015	—	11.5
—	31.3	Federal Home Loan Bank Discount Notes	0.112%	3/11/2015	—	31.3
—	7.0	Federal Home Loan Bank Discount Notes	0.071%	3/17/2015	—	7.0
—	27.0	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	—	27.0
—	15.0	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	—	15.0
—	29.2	Federal Home Loan Bank Discount Notes	0.101%	4/17/2015	—	29.2
—	7.0	Federal Home Loan Bank Discount Notes	0.101%	4/24/2015	—	7.0
—	30.1	Federal Home Loan Bank Discount Notes	0.152%	4/29/2015	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	0.116%	5/20/2015	—	20.0
36.0	—	Federal Home Loan Bank Discount Notes	0.072%	7/6/2015	36.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.061%	7/7/2015	25.0	—
46.1	—	Federal Home Loan Bank Discount Notes	0.076%-0.086%	7/8/2015	46.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.081%	7/10/2015	50.0	—
35.0	—	Federal Home Loan Bank Discount Notes	0.061%	7/13/2015	35.0	—
9.9	—	Federal Home Loan Bank Discount Notes	0.078%	7/16/2015	9.9	—
50.0	—	Federal Home Loan Bank Discount Notes	0.086%	7/17/2015	50.0	—
5.0	—	Federal Home Loan Bank Discount Notes	0.076%	7/21/2015	5.0	—
67.5	—	Federal Home Loan Bank Discount Notes	0.066%-0.083%	7/24/2015	67.5	—
10.0	—	Federal Home Loan Bank Discount Notes	0.081%	7/27/2015	10.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.076%-0.086%	7/29/2015	50.0	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	20.0	20.0
17.0	—	Federal Home Loan Bank Discount Notes	0.053%	7/31/2015	17.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.134%	8/5/2015	50.0	—
14.4	—	Federal Home Loan Bank Discount Notes	0.051%	8/10/2015	14.4	—
47.0	—	Federal Home Loan Bank Discount Notes	0.137%	8/12/2015	47.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.066%	8/13/2015	50.0	—
100.0	—	Federal Home Loan Bank Discount Notes	0.140%-0.142%	8/14/2015	100.0	—
6.0	—	Federal Home Loan Bank Discount Notes	0.096%	8/19/2015	6.0	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	20.0	20.0
21.2	8.2	Federal Home Loan Bank Discount Notes	0.091%-0.162%	8/21/2015	21.2	8.2
70.6	—	Federal Home Loan Bank Discount Notes	0.112%-0.137%	8/26/2015	70.6	—
48.8	48.8	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	48.8	48.8
15.3	—	Federal Home Loan Bank Discount Notes	0.117%-0.127%	9/2/2015	15.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.096%	9/3/2015	50.0	—
20.0	20.0	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	20.0	20.0
21.5	21.5	Federal Home Loan Bank Discount Notes	0.162%	9/8/2015	21.5	21.5
17.7	14.0	Federal Home Loan Bank Discount Notes	0.142%-0.162%	9/9/2015	17.7	14.0
16.0	—	Federal Home Loan Bank Discount Notes	0.101%	9/18/2015	16.0	—
5.3	—	Federal Home Loan Bank Discount Notes	0.122%	10/9/2015	5.3	—
25.0	—	Federal Home Loan Bank Discount Notes	0.117%	10/28/2015	25.0	—
8.0	—	Federal Home Loan Bank Discount Notes	0.142%	10/30/2015	8.0	—
26.0	—	Federal Home Loan Bank Discount Notes	0.145%	11/6/2015	26.0	—
2.8	—	Federal Home Loan Bank Discount Notes	0.147%	11/13/2015	2.8	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					June 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$14.0	$—	Federal Home Loan Bank Discount Notes	0.137%	11/18/2015	$14.0	$—
4.6	—	Federal Home Loan Bank Discount Notes	0.147%	11/19/2015	4.5	—
20.9	—	Federal Home Loan Bank Discount Notes	0.157%	11/27/2015	20.9	—
—	10.3	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	—	10.3
—	43.0	Freddie Mac Discount Notes	0.038%-0.091%	1/12/2015	—	43.0
—	30.8	Freddie Mac Discount Notes	0.101%	1/26/2015	—	30.8
—	37.0	Freddie Mac Discount Notes	0.061%	1/29/2015	—	37.0
—	16.5	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	—	16.5
—	22.9	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	—	22.9
—	11.8	Freddie Mac Discount Notes	0.112%	3/17/2015	—	11.8
—	17.1	Freddie Mac Discount Notes	0.081%-0.107%	3/19/2015	—	17.1
—	19.6	Freddie Mac Discount Notes	0.061%	3/24/2015	—	19.5
—	18.0	Freddie Mac Discount Notes	0.132%	3/25/2015	—	18.0
—	16.2	Freddie Mac Discount Notes	0.122%	4/1/2015	—	16.2
—	27.2	Freddie Mac Discount Notes	0.127%-0.142%	4/2/2015	—	27.2
—	20.9	Freddie Mac Discount Notes	0.066%	4/6/2015	—	20.9
—	16.2	Freddie Mac Discount Notes	0.096%-0.142%	4/7/2015	—	16.2
—	4.4	Freddie Mac Discount Notes	0.096%	4/9/2015	—	4.4
—	29.8	Freddie Mac Discount Notes	0.101%	4/14/2015	—	29.8
—	13.6	Freddie Mac Discount Notes	0.096%	4/16/2015	—	13.6
—	11.0	Freddie Mac Discount Notes	0.107%	4/21/2015	—	11.0
—	15.0	Freddie Mac Discount Notes	0.096%	4/22/2015	—	15.0
—	20.0	Freddie Mac Discount Notes	0.096%	4/23/2015	—	20.0
—	13.7	Freddie Mac Discount Notes	0.101%	4/24/2015	—	13.7
—	20.0	Freddie Mac Discount Notes	0.101%	5/11/2015	—	20.0
—	8.8	Freddie Mac Discount Notes	0.112%	5/27/2015	—	8.8
—	41.0	Freddie Mac Discount Notes	0.147%	6/15/2015	—	41.0
—	15.0	Freddie Mac Discount Notes	0.137%	6/16/2015	—	15.0
37.1	—	Freddie Mac Discount Notes	0.056%-0.068%	7/7/2015	37.1	—
11.2	—	Freddie Mac Discount Notes	0.076%	7/14/2015	11.2	—
6.9	6.9	Freddie Mac Discount Notes	0.101%	7/21/2015	6.9	6.9
24.0	24.0	Freddie Mac Discount Notes	0.159%	7/22/2015	24.0	24.0
17.0	—	Freddie Mac Discount Notes	0.101%	8/6/2015	17.0	—
36.0	—	Freddie Mac Discount Notes	0.101%-0.127%	8/7/2015	36.0	—
50.0	—	Freddie Mac Discount Notes	0.101%	8/11/2015	50.0	—
16.2	—	Freddie Mac Discount Notes	0.122%	8/21/2015	16.2	—
15.0	—	Freddie Mac Discount Notes	0.074%	8/25/2015	15.0	—
18.0	—	Freddie Mac Discount Notes	0.178%	9/11/2015	18.0	—
29.0	—	Freddie Mac Discount Notes	0.142%	9/21/2015	29.0	—
50.0	—	Freddie Mac Discount Notes	0.086%	10/5/2015	50.0	—
56.7	—	Freddie Mac Discount Notes	0.101%-0.223%	10/20/2015	56.7	—
39.0	—	Freddie Mac Discount Notes	0.129%	10/23/2015	39.0	—
4.4	—	Freddie Mac Discount Notes	0.162%	10/26/2015	4.4	—
40.8	—	Freddie Mac Discount Notes	0.132%-0.142%	11/3/2015	40.7	—
35.0	—	Freddie Mac Discount Notes	0.162%	11/4/2015	35.0	—
29.5	—	Freddie Mac Discount Notes	0.193%	11/16/2015	29.4	—
22.0	—	Freddie Mac Discount Notes	0.213%	11/30/2015	22.0	—
21.0	—	Freddie Mac Discount Notes	0.142%	12/4/2015	21.0	—
28.5	—	Freddie Mac Discount Notes	0.142%-0.285%	12/7/2015	28.5	—
17.0	—	Freddie Mac Discount Notes	0.254%	12/14/2015	17.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $2,287.6 and $2,369.6)					$2,287.8	$2,369.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.8% and 6.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					June 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$24.0	United States Treasury Bills	0.041%	1/2/2015	$—	$24.0
—	4.0	United States Treasury Bills	0.035%	1/15/2015	—	4.0
—	45.8	United States Treasury Bills	0.020%-0.040%	1/22/2015	—	45.8
—	19.4	United States Treasury Bills	0.038%-0.051%	2/12/2015	—	19.4
—	30.0	United States Treasury Bills	0.044%	2/19/2015	—	30.0
—	17.2	United States Treasury Bills	0.020%-0.030%	2/26/2015	—	17.2
—	43.6	United States Treasury Bills	0.020%-0.032%	3/5/2015	—	43.6
—	30.0	United States Treasury Bills	0.042%	3/12/2015	—	30.0
—	16.0	United States Treasury Bills	0.030%	3/26/2015	—	16.0
—	7.2	United States Treasury Bills	0.028%-0.044%	4/2/2015	—	7.2
—	36.6	United States Treasury Bills	0.037%	4/9/2015	—	36.6
—	41.2	United States Treasury Bills	0.056%-0.057%	5/7/2015	—	41.2
—	53.9	United States Treasury Bills	0.044%-0.071%	5/28/2015	—	53.9
—	8.5	United States Treasury Bills	0.076%	6/4/2015	—	8.4
—	196.0	United States Treasury Bills	0.071%-0.100%	6/25/2015	—	195.9
35.0	—	United States Treasury Bills	0.103%	7/2/2015	35.0	—
114.0	121.0	United States Treasury Bills	0.105%-0.112%	7/23/2015	114.0	120.9
8.0	—	United States Treasury Bills	0.051%-0.055%	8/6/2015	8.0	—
38.7	35.0	United States Treasury Bills	0.092%-0.178%	8/20/2015	38.7	35.0
50.0	—	United States Treasury Bills	0.139%	9/10/2015	50.0	—
50.0	50.0	United States Treasury Bills	0.078%	9/17/2015	50.0	49.9
47.0	—	United States Treasury Bills	0.081%	10/1/2015	47.0	—
117.0	117.0	United States Treasury Bills	0.099%-0.101%	10/15/2015	117.0	116.8
100.0	—	United States Treasury Bills	0.108%	11/12/2015	100.0	—
227.0	—	United States Treasury Bills	0.152%-0.179%	12/10/2015	226.9	—
100.0	—	United States Treasury Bills	0.190%	1/7/2016	100.0	—
150.0	—	United States Treasury Bills	0.224%-0.226%	2/4/2016	149.9	—
—	1.0	United States Treasury Notes	0.107%	1/15/2015	—	1.0
—	24.0	United States Treasury Notes	0.066%	4/15/2015	—	24.0
—	9.2	United States Treasury Notes	0.051%	4/23/2015	—	9.2
—	40.0	United States Treasury Notes	0.045%	4/30/2015	—	40.0
—	41.3	United States Treasury Notes	0.061%-0.062%	5/14/2015	—	41.3
—	50.0	United States Treasury Notes	0.118%	5/15/2015	—	50.0
—	100.0	United States Treasury Notes	0.063%	5/21/2015	—	100.0
—	19.6	United States Treasury Notes	0.080%	6/15/2015	—	19.6
—	30.0	United States Treasury Notes	0.152%	6/30/2015	—	30.0
50.0	50.0	United States Treasury Notes	0.130%-0.133%	7/15/2015	50.0	50.0
24.0	24.0	United States Treasury Notes	0.163%	7/31/2015	24.0	24.2
26.0	26.0	United States Treasury Notes	0.097%	7/31/2015	26.0	26.0
50.0	50.0	United States Treasury Notes	0.100%-0.107%	8/31/2015	50.0	50.1
50.0	50.0	United States Treasury Notes	0.118%	9/15/2015	50.0	50.0
50.0	50.0	United States Treasury Notes	0.181%	9/30/2015	50.0	50.0
23.9	—	United States Treasury Notes	0.241%	11/30/2015	23.9	—
19.7	—	United States Treasury Notes	0.191%	2/29/2016	19.7	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,329.7 and $1,461.5)					$1,330.1	$1,461.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $4,309.7 and $3,831.1)					$4,310.4	$3,831.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

	Fair Value
	June 30, 2015	December 31, 2014

	(Unaudited)
TOTAL MARKETABLE SECURITIES (Cost $5,742.4 and $5,231.3)	$6,003.3	$5,649.5

TOTAL INVESTMENTS (Cost $19,821.3 and $19,123.8)	$23,084.4	$22,168.1

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The investment was sold February 12, 2015.

(7)	The investment was sold February 18, 2015.

(8)	The investment was acquired due to a conversion of a CGMT REIT, LP note receivable on June 24, 2015.

(9)

Security exempt from registration under Section 4(2) of the Securities Act of 1933. Such securities are deemed to be liquid and may be sold in transactions exempt from registration only to dealers in that program or other “accredited investors.” At June 30, 2015, the aggregate fair value of these securities was $342.6 million or 1.5% of total investments.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2015 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2015, REIT securities comprised approximately 8.0% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of June 30, 2015, the Account did not hold any foreign real estate investments.

SECOND QUARTER 2015 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators and expectations for the remainder of 2015 and 2016 are summarized in the table below. U.S. Gross Domestic Product (“GDP”) grew by a healthy 2.3% in the second quarter of 2015 following a modest 0.6% increase in the first quarter of 2015. The rebound in GDP was due in large part to weakness in first quarter growth resulting from severe winter weather and a prolonged labor dispute at major West Coast ports. Exports grew 5.3% despite continued strength in the U.S. dollar, which slowed exports and manufacturing activity during the first quarter. Consumer spending proved resilient, growing 2.9% compared with 1.8% in the first quarter, as healthy job growth and lower oil and gasoline prices benefitted household budgets. Continued strength in residential real estate markets also spurred healthy construction spending which contributed to growth. Economists expect economic activity to remain strong through the second half of the year, with GDP growth of just over 3% in both the third and fourth quarters of 2015.

Economic Indicators*

	2014	4Q 2014	1Q 2015	2Q 2015	Forecast
					3Q 2015	4Q 2015	2015	2016
Economy(1)
Gross Domestic Product	2.4%	2.2%	0.6%	2.3%	3.2%	3.1%	2.4%	2.8%
Employment Growth (Thousands)	3,116	973	586	664	835	841	3,000	3,200
Unemployment Rate	6.2%	5.6%	5.5%	5.3%	5.2%	5.1%	5.3%	4.9%
Interest Rates(2)
10 Year Treasury	2.5%	2.3%	2.0%	2.2%	2.4%	2.6%	2.3%	3.0%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, BLS, Federal Reserve, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

Given the overall improvement in economic and labor market conditions, the Federal Reserve appears likely to raise interest rates, with many economists expecting the first increase to occur following the September meeting. After the June 16-17, 2015 meeting, the Federal Open Market Committee (“FOMC”) released a statement noting that “economic activity has been expanding moderately after having changed little during the first quarter.” Job growth had picked up while the unemployment rate remained steady. Inflation continued to run below the Committee’s long-run objective. As a result, the FOMC “reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate.” However, the FOMC “anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term.” To date, inflation has remained low due largely to declines in energy prices earlier in the year, but June employment gains were healthy, leading many economists to conclude that a rate increase could occur in September. With market expectations that the Federal Reserve will raise interest rates in 2015, yields on ten year Treasuries have risen to 2.2% as of the end of the second quarter as compared with an average of 2.0% in the first quarter.

Top economists expect GDP growth of just over 3% during the second half of 2015, driven primarily by employment gains, consumer spending, and an improving housing market. Stronger employment growth is expected to push the unemployment rate down towards 5% by year-end and lead to meaningful wage growth. Growth in wages and the benefits of lower oil and gas prices, in turn, should support a healthy level of consumer spending. The housing market is expected to gain momentum in the second half of the year, with further improvement in sales and construction generating ancillary economic benefits from increases in construction employment and household spending on home furnishings and home improvements. While the U.S. economy appears positioned for stronger growth, concerns about a slowdown in the global economy remain. Growth in China has slowed and weakness in the stock market has undermined consumer confidence. The European Central Bank’s “quantitative easing” program has provided a boost to the sluggish European economy, but Greece’s financial problems necessitated contentious negotiations and a last minute bailout agreement to avoid default and a forced exit from the European Union. For the U.S. economy, weaker global growth does not substantially affect near term prospects, but a downturn in China, Europe or elsewhere as a result of a stock market crash, a sovereign government default, or other significant event would likely have significant repercussions to the global economy and financial markets. By comparison, a sustained period of weaker global growth combined with continued strength in the value of the dollar would weaken U.S. exports and growth in the manufacturing sector and slow overall GDP growth only modestly. U.S. real estate markets are driven by domestic forces and are largely insulated from the direct impacts of the global economy.

An increase in interest rates could also dampen growth. While a rate increase is expected in September, Federal Reserve Chairperson Janet Yellen has stated that lingering labor market slack makes it likely that additional rate increases will be very gradual when they do occur. In a July 10, 2015 speech, Chairperson Yellen stated that “I currently anticipate that the appropriate pace of normalization will be gradual, and that monetary policy will need to be highly supportive of economic activity for quite some time.” Given these expectations, the interest rate environment is expected to provide support for continued improvement in economic and labor market conditions.

With GDP growth of over 3% expected in the second half of 2015 and employment projected to grow by 1.7 million, economic conditions would be in-line with the inherent growth potential of the U.S. economy. Growth of this magnitude, in turn, would provide the environment for further improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets and sales activity remained healthy during the second quarter of 2015. Data from CB Richard Ellis Econometric Advisors indicate that tenant demand for space remained steady across all sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved further in all property sectors during the first quarter. Data from Real Capital Analytics indicate that sales of office, industrial, retail, multi-family, and other commercial properties totaled $112 billion in the second quarter of 2015, up from $90 billion in the second quarter of 2014, but below first quarter 2015’s total of $132 billion.

Green Street Advisors’ Commercial Property Price Index increased 3.3% during the second quarter of 2015 after no change in the first quarter of 2015. According to Green Street Advisors, prices of institutional-quality commercial real estate have increased by 10% over the past 12 months.

The NAREIT All Equity REIT index registered a 9.1% decline during the second quarter of 2015 following a gain of 4.0% in the first quarter of 2015. The decline was due in large part to dispositions of REITs and other income securities in June due to investor fears of rising interest rates. Despite the negative returns in the second quarter, NAREIT All Equity returns have been positive over the most recent three, five, seven and ten year periods. Green Street Advisors concluded in its July 1, 2015 Real Estate Securities Monthly report that REIT prices were “fairly valued” based on current and prospective REIT yields and returns compared with those of private real estate and fixed income investments like corporate and high-yield bonds.

Commercial property returns were positive for the 22nd consecutive quarter in the second quarter of 2015. For the quarter ending June 30, 2015, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-OCDE”) Equal Weight returns were 3.92%. By comparison, the total return for first quarter 2015 was 3.40%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of June 30, 2015 are provided below. These markets represent 53.1 % of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value**	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio***	Metro Area Fair Market Value as a % of Total Investments

New York-Jersey City-White Plains, NY-NJ	96.2%	12	15.0%	11.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.4%	13	15.0%	11.0%
Los Angeles-Long Beach-Glendale, CA	89.7%	13	10.7%	7.9%
Boston, MA	86.5%	4	6.9%	5.1%
Seattle-Bellevue-Everett, WA	90.0%	5	5.5%	4.0%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

**

Account metro area exposure as determined by the US Office of Management and Budget’s 2010 standards for delineating metropolitan areas. Exposure was previously determined based on the 2000 standards. The new standards have had no material impact on Account exposure in its top metropolitan markets.

***	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

As discussed in detail below, the value weighted occupancy of properties in the Washington, DC metro area is low in large part because of two newly constructed apartment properties that were vacant when acquired and are now in lease-up. Excluding these two properties, the fair market value weighted occupancy of the Account’s properties in the Washington, DC metro area is 85.9%. In Boston, the percentage leased as of June 30, 2015 does not include recent leases at one of the Account’s properties, that were subsequently effective, which would increase the fair market value weighted occupancy to 90%.

Office

According to CB Richard Ellis Econometric Advisors (“CBRE-EA”), the national office vacancy rate declined to 13.5% in the second quarter of 2015 as compared to 13.9% in the first quarter of 2015. The vacancy rate for the Account’s office portfolio increased to 12.1% as of second quarter 2015 from 11.2% in the first quarter of 2015. The increase in the Account’s office vacancy rate was due primarily to increased vacancy at one of the Account’s largest properties in Los Angeles, which is held in a joint venture. Management has known for some time that two large tenants planned to move out of the property when their leases expired and has been marketing the space to prospective tenants. A sizeable portion of the space has already been leased for the expansion of an existing tenant in the building. Releasing of the remaining space is expected to generate incremental income since current market rents are higher than the existing tenants’ rent. In Washington DC, the Account’s top office market, the average vacancy rate of the Account’s properties declined to 13.4%, comparable to the national average, and has declined gradually in recent quarters although market leasing activity remains slow as a result of weaker demand from federal government agencies and law firms’ efforts to reduce their space requirements. The average vacancy of the Account’s properties in Boston increased slightly to 13.0% in the quarter; however, the Account’s current vacancy rate does not include recently executed leases at one of the Account’s properties which will reduce the vacancy rate to 10.7%. Similarly, the average vacancy rate of the Account’s office properties in San Francisco increased to 5.6% as a result of a vacancy by a mid-sized tenant. However, new leases for the majority of the available space have either been signed or are in the process of being executed.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q2	2015 Q1**	2015 Q2	2015 Q1

Office	Account/Nation			12.1%	11.2%	13.5%	13.9%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,517.2	6.6%	13.4%	13.6%	16.0%	16.3%
2	Boston, MA	1,131.1	4.9%	13.0%	12.7%	10.1%	10.3%
3	New York-Jersey City-White Plains, NY-NJ	862.3	3.7%	8.0%	7.1%	9.0%	9.3%
4	Los Angeles-Long Beach-Glendale, CA	759.7	3.3%	18.5%	9.3%	14.5%	15.0%
5	San Francisco-Redwood City-South San Francisco, CA	683.8	3.0%	5.6%	4.1%	6.7%	7.1%

*	Source: CBRE - EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the weighted percentage of unleased space.

**	The first quarter 2015 vacancy data has been revised for the 2010 census standards.

Historically, the financial services sector has been a significant source of office space demand; however, demand collapsed during the recent period of economic decline. More recently, new industry regulations have slowed companies’ appetite for new space. However, demand may soon pick up, as the financial services sector added 37,000 jobs in the second quarter and 41,000 in the first quarter. Professional and business services have also been a significant source of demand as the sector added 204,000 jobs in the second quarter and 108,000 in the first quarter. One exception within the sector has been legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms and libraries, a law industry trend which is likely to persist in 2015 and beyond. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York. Houston,

on the other hand, had benefited from growth in energy-related industries but recent declines in the price of oil have reduced the space demand from energy companies. Overall job growth in Houston has continued, albeit at a slower pace. On the whole, continued improvement in office market conditions during the second half of 2015 appears likely given recent employment growth trends.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions continued to improve in the second quarter from ongoing growth in U.S. GDP coupled with healthy global trade flows. Industrial production was flat in the first half of 2015 due in large part to a sizeable decline in oil and gas well drilling and servicing. However, data from the Federal Reserve indicate that industrial production increased 1.4% over the past twelve months. Despite the rising value of the dollar, coastal port markets continued to benefit from growth in trade. During the second quarter of 2015, the national industrial availability rate fell to 9.8% as compared to 10.1% in the first quarter of 2015. The national industrial availability rate has declined steadily from a peak of 14.5% in mid-2010.

The vacancy rate for the Account’s industrial property portfolio declined to an average of 9.5% in the second quarter of 2015 compared with 12.5% in the first quarter of 2015. The Account’s vacancy rate declined due to increased leasing, including several large leases at the Account’s properties in Atlanta, Tacoma, Los Angeles and Riverside. As shown in the table below, the vacancy rate of the Account’s properties in all of its top five industrial markets remained below their respective market averages. In Riverside, the Account’s top market, the average vacancy rate of the Account’s properties declined to 3.0% from 6.1% previously.

				Account Square Foot Weighted Average Vacancy		Market Availability*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q2	2015 Q1**	2015 Q2	2015 Q1

Industrial	Account/Nation			9.5%	12.5%	9.8%	10.1%

1	Riverside-San Bernardino-Ontario, CA	$763.6	3.3%	3.0%	6.1%	6.7%	7.5%
2	Los Angeles-Long Beach-Glendale, CA	253.8	1.1%	4.1%	5.9%	4.8%	5.3%
3	Dallas-Plano-Irving, TX	234.7	1.0%	5.1%	5.1%	10.6%	10.4%
4	Tacoma-Lakewood, WA	229.3	1.0%	4.9%	6.9%	6.6%	6.6%
5	New York-Jersey City-White Plains, NY-NJ	199.9	0.9%	0.0%	0.0%	10.8%	11.3%

*	Source: CBRE-EA.

**	The first quarter 2015 vacancy data has been revised for the 2010 census standards.

Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic, and socio-economic factors, including job growth, household formation rates, the growth of younger households, and homeownership rates. U.S. apartment markets remained tight despite an increase in construction. The national vacancy rate averaged 4.3% in the second quarter of 2015 as compared with 4.8% in the first quarter of 2015. To date, markets have readily absorbed recent construction but additional supply is slated to be delivered during the rest of 2015 and 2016. Also, multi-family permits, an indicator of future supply, recently rose to the highest level in three decades. While recent unit demand has been robust, rent growth is expected to moderate as demand has largely been satisfied. Apartment market prospects remain promising due to favorable demographic trends and strengthening employment growth of 25 to 34 year olds, who are largely renters.

The vacancy rate of the Account’s multi-family portfolio declined to an average of 8.2% in the second quarter of 2015 as compared with 9.8% in the first quarter of 2015. The Account’s vacancy rate is typically higher than both the national average and metro market averages in large part because Management, like many other large apartment owners, utilizes revenue optimization software to maximize rental income, while maintaining a sufficient stock of available units for anticipated demand. The portfolio vacancy rate declined in the second quarter largely due to leasing activity at two recently acquired Washington, DC properties which were vacant when acquired. As a result, the average vacancy rate of the Account’s properties in Washington, DC, declined to 16.4% from 22.5% previously. However, excluding these properties, the average vacancy rate of the Account’s other Washington, DC apartment properties was 7.6%. In New York, the average vacancy rate of the Account’s properties declined to 3.7% from 5.2% due in part to the completion of the first phase of a renovation program at one of the Account’s properties and the releasing of those units. The renovation program, which required vacating several floors and combining units to create larger apartments, has resulted in significant rent increases for new units. Additional unit renovations are planned in the second half of 2015. In Los Angeles, the average vacancy rate of properties owned by the Account remained above the market average at 8.7% due in part to ongoing renovation programs at two of the properties where units are held vacant while renovations are completed.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

Sector	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q2	2015 Q1**	2015 Q2	2015 Q1***

Apartment	Account/Nation			8.2%	9.8%	4.3%	4.8%

1	New York-Jersey City-White Plains, NY-NJ	$1,006.1	4.4%	3.7%	5.2%	3.5%	3.3%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	788.0	3.4%	16.4%	22.5%	4.7%	5.2%
3	Los Angeles-Long Beach-Glendale, CA	516.5	2.2%	8.7%	7.7%	3.8%	4.1%
4	Denver-Aurora-Lakewood, CO	285.5	1.2%	5.1%	4.6%	3.8%	4.4%
5	Seattle-Bellevue-Everett, WA	259.8	1.1%	6.6%	6.5%	3.6%	4.4%

*	Source: CBRE-EA.

**	The first quarter 2015 vacancy data has been revised for the 2010 census standards.

***	CBRE-EA has changed the data source for multi-housing fundamentals from MPF Research to Axiometrics Inc. This change has caused some market definitions and historical data to change.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail sales are driven by a variety of economic, demographic and socio-economic factors, including job and wage growth, population growth, household formation rates, and household savings rates. Retail sales growth was modest in the first half of 2015. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts increased 1.1% in the second quarter as compared with first quarter 2015. Second quarter sales gains were modestly stronger for furniture and home furnishings stores at 2.2%, clothing and accessories stores at 1.5%, and sporting goods, hobby, book and music stores at 3.6%. Retail markets have benefited from the growth in retail sales over the past year, but there has been minimal improvement in the first half of 2015. Availability rates in neighborhood and community centers averaged 11.4% as of the second quarter of 2015 as compared with 11.5% during the first quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 5.6% during the second quarter as compared with 4.7% in the first quarter. The vacancy rate of the Account’s retail portfolio remained below the national average due largely to the overall high quality of the retail portfolio as the vacancy rate for the large majority of the Account’s properties is less than 10%. With minimal vacancy, Management intends to drive income growth and value in the Account’s retail portfolio by selective renovations, replacing underperforming tenants, and other management intensive activities.

Outlook

Commercial real estate fundamentals showed further improvement during the second quarter of 2015 due to stronger employment growth, modest construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns relative to other asset classes. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy related markets experienced strong growth in 2013 and much of 2014 but are now grappling with the impacts of the sharp decline in oil prices which has caused oil companies to slash exploration budgets and begin layoffs. Conditions have also been weaker in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors recovers. While the regional outlook differs modestly, prospects for the U.S. economy as a whole are strong. The global economic outlook is less clear, and significant geopolitical risks remain. Nonetheless, the U.S. economy appears positioned for continued growth even if the global economy softens, and real estate markets are likely to experience further improvement in the second half of 2015 if U.S. economic conditions fall in-line with economists’ forecasts.

The Account completed five acquisitions during the second quarter of 2015. consisting of three Class A apartment complexes in Seattle, the Fort Lauderdale area and Brooklyn, NY, and two state-of-the-art industrial buildings in Houston and Northern New Jersey. There were also dispositions of the partial ownership interests in two small Florida shopping centers and a small adjoining medical office building. Activities were consistent with the Account’s strategy of investing in high quality properties in target markets and reducing exposure to non-target markets and assets.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the second quarter of 2015, the Account’s holdings were 91.2% leased as compared with 90.1% as of the first quarter of 2015. During the second quarter of 2015, the Account generated a 1.33% total return. The Account’s real estate assets generated a leveraged 3.40% total return. As shown in the graph below, real estate asset returns for the second quarter of 2015 were the twenty-first consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, capital expenditures for existing properties, property and Account operating expenses, the Account’s targeted cash holdings, and the potential redemption of units from participants. Management plans to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns, as well as maintaining the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on recent acquisitions and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent years and believes that the current interest rate environment can still provide opportunities to further reduce the overall weighted cost of capital and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.7 billion portfolio consists of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of negative 9.1% during the second quarter of 2015, consistent with the weakness in the overall REIT share market and the 9.1% decline in the NAREIT All Equity REIT index during quarter. While REIT shares are subject to stock market volatility, historical NAREIT All Equity REIT returns have been favorable, averaging over 4% during the past 12 months, 7% over the past ten years, and over 10% since the Account’s inception in 1995.

Based on the economic and real estate market outlook for the balance of 2015, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and on a limited basis, properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to purchase investments internationally as well as domestic opportunities in the student housing sector. Consistent with the Account’s investment strategy, Management will also evaluate select opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage backed securities. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of June 30, 2015

As of June 30, 2015, the Account had total net assets of $21.1 billion, a 6.4% increase from December 31, 2014. The increase in the Account’s net assets from December 31, 2014 to June 30, 2015 was primarily driven by net realized gains and appreciation in value of the Account’s investments.

As of June 30, 2015, the Account owned a total of 113 real estate investments (98 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 29 office investments (including four held in joint ventures), 30 industrial investments (including one held in a joint venture), 32 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one fee interest encumbered by a ground lease. Of the real estate investments, 30 are subject to debt (including 11 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2015 was $2.0 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.7 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2015 was $3.7 billion, which represented a loan to value ratio of 14.7%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 4.8% of total real estate investments and 3.6% of total investments.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2015.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	21.6%	13.7%	6.9%	0.3%	42.5%
Apartment	11.4%	9.0%	3.9%	—	24.3%
Retail	3.9%	3.9%	7.7%	0.3%	15.8%
Industrial	1.6%	7.7%	3.9%	0.9%	14.1%
Other(2)	2.9%	0.3%	0.1%	—	3.3%

Total	41.4%	34.6%	22.5%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$820.6	(2)	4.8%	3.6%
The Florida Mall	Orlando	FL	Retail	616.7	(3)	3.6%	2.7%
Fourth and Madison	Seattle	WA	Office	490.0	(4)	2.9%	2.1%
99 High Street	Boston	MA	Office	489.2		2.9%	2.1%
DDR Joint Venture	Various	USA	Retail	476.0	(5)	2.8%	2.1%
425 Park Avenue	New York	NY	Land	440.0		2.6%	1.9%
501 Boylston Street	Boston	MA	Office	431.9		2.5%	1.9%
Colorado Center	Santa Monica	CA	Office	420.7	(6)	2.5%	1.8%
780 Third Avenue	New York	NY	Office	415.1	(7)	2.5%	1.8%
Ontario Industrial Portfolio	Ontario	CA	Industrial	411.3		2.4%	1.8%

(1)

Fair Value as reported in the June 30, 2015 Consolidated Schedule of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at fair value and are presented at the Account’s ownership interest.

(2)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $486.5 million.

(3)

This property is held in a joint venture with Simon Property Group, L.P., in which the Account holds a 50% interest, and is presented net of debt. As of June 30, 2015, this debt had a fair value of $189.2 million.

(4)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $288.3 million.

(5)

This investment is held in a joint venture with DDR Corp, in which the Account holds an 85% interest, and consists of 26 retail properties located in 11 states and is presented net of debt. As of June 30, 2015, this debt had a fair value of $690.7 million.

(6)

This property is held in a joint venture with EOP Operating LP, in which the Account holds 50% interest, and is presented net of debt. As of June 30, 2015, this debt had a fair value of $125.0 million.

(7)	This property is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $246.9 million.

At June 30, 2015, the Account held 73.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.9% of total investments, real estate-related equity securities representing 7.3% of total investments, U.S. Treasury securities representing 5.8% of total investments, commercial paper representing 3.0% of total investments and real estate limited partnerships representing 0.6% of total investments.

Results of Operations

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Performance

The Account’s total return was 4.35% for the six months ended June 30, 2015 as compared to 5.73% for the six months ended June 30, 2014. The Account’s annualized total returns over the past one, three, five, and ten year periods ended June 30, 2015 were 10.75%, 10.11%, 12.05%, and 4.61%, respectively. As of June 30, 2015, the Account’s annualized total return since inception was 6.48%.

Net Investment Income

The table below shows the results of operations for the six months ended June 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$440.3	$437.2	$3.1	0.7%

Real estate property level expenses and taxes:
Operating expenses	102.0	101.7	0.3	0.3%
Real estate taxes	70.7	66.2	4.5	6.8%
Interest expense	44.8	48.2	(3.4)	-7.1%

Total real estate property level expenses and taxes	217.5	216.1	1.4	0.6%

Real estate income, net	222.8	221.1	1.7	0.8%
Income from real estate joint ventures and limited partnerships	68.2	74.4	(6.2)	-8.3%
Interest	3.3	1.5	1.8	120.0%
Dividends	22.2	19.2	3.0	15.6%

TOTAL INVESTMENT INCOME	316.5	316.2	0.3	0.1%

Expenses:
Investment advisory charges	33.8	35.2	(1.4)	-4.0%
Administrative charges	26.6	22.1	4.5	20.4%
Distribution charges	10.9	8.3	2.6	31.3%
Mortality and expense risk charges	0.5	0.4	0.1	25.0%
Liquidity guarantee charges	15.3	14.8	0.5	3.4%

TOTAL EXPENSES	87.1	80.8	6.3	7.8%

INVESTMENT INCOME, NET	$229.4	$235.4	$(6.0)	-2.5%

Rental Income:

Rental income increased $3.1 million, or 0.7%, primarily as a result of higher occupancy and rental rates predominately in the apartment and industrial sectors in the Western region. These increases were partially offset by net real estate investment dispositions.

Operating Expenses:

Operating expenses increased $0.3 million, or 0.3%, due to increases in various expenses across the wholly owned real estate portfolio.

Real Estate Taxes:

Real estate taxes increased $4.5 million, or 6.8%, primarily as a result of higher property tax assessments resulting from increases in value, most notably in the office and retail sectors. Additional increases were associated with the net acquisitions of real estate investments.

Interest Expense:

Interest expense decreased $3.4 million, or 7.1%, due to the overall reduction in mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $6.2 million, or 8.3%, as a result of decreased distributions, primarily from the Account’s Florida Mall and Miami International Mall joint ventures. Distributions during the comparable quarter of 2014 included non-recurring lease termination income.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held when compared to the same period in 2014.

Expenses:

The expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges decreased to 0.35% from 0.37% when compared to the same period of 2014. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges was established effective April 24, 2015, for the twelve month period ending April 30, 2016, and is charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$216.9	$(2.6)	$219.5	N/M
Real estate joint ventures and limited partnerships	152.7	(4.3)	157.0	N/M
Marketable securities	41.6	49.0	(7.4)	-15.1%

Total realized gain on investments:	411.2	42.1	369.1	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	241.2	398.1	(156.9)	-39.4%
Real estate joint ventures and limited partnerships	157.0	156.5	0.5	0.3%
Marketable securities	(161.8)	176.5	(338.3)	N/M
Mortgage loans payable	(7.9)	(26.6)	18.7	70.3%

Net change in unrealized appreciation on investments and mortgage loans payable	228.5	704.5	(476.0)	-67.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$639.7	$746.6	$(106.9)	-14.3%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains in the Account are primarily due to the sale of wholly owned real estate property investments and real estate property investments underlying the Account’s joint venture and limited partnership investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $458.1 million during the first half of 2015 compared to $395.5 million during the comparable period of 2014. The resulting $62.6 million net increase was primarily driven by improved occupancy, continued compression in capitalization rates, and increased market rents. The largest increases were in the office and industrial sectors, most notably in the Western region.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $309.7 million during the first half of 2015 compared to $152.2 million during the comparable period of 2014. The resulting $157.5 million net increase was primarily driven by improved occupancy, continued compression of capitalization rates, and increased market rents. The largest increases were in the office and retail sectors, most notably in the Western and Southeastern regions.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $120.2 million during the first half of 2015 compared to gains of $225.5 million during the comparable period of 2014. During the first half of 2015, the markets for REITs in the U.S. decreased when compared to the comparable period of 2014 as measured by the FTSE NAREIT All Equity REIT’s Index. The Account’s real estate related equity securities depreciated in line with these market movements.

Additionally, the Account held $4.3 billion of investments in government agency notes, U.S. Treasury Securities and Commerical Paper, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $7.9 million during the first half of 2015 compared to $26.6 million during the comparable period of 2014. Valuation adjustments to mortgage loans are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. Generally, the Account’s mortgage loans have increased in value as a result of reductions in the U.S. Treasury rates over the past year.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Performance

The Account’s total return was 1.33% for the three months ended June 30, 2015 as compared to 3.32% for the three months ended June 30, 2014.

Net Investment Income

The table below shows the results of operations for the three months ended June 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$223.3	$221.4	$1.9	0.9%

Real estate property level expenses and taxes:
Operating expenses	50.9	49.5	1.4	2.8%
Real estate taxes	35.4	33.5	1.9	5.7%
Interest expense	21.5	24.1	(2.6)	-10.8%

Total real estate property level expenses and taxes	107.8	107.1	0.7	0.7%

Real estate income, net	115.5	114.3	1.2	1.0%
Income from real estate joint ventures and limited partnerships	36.5	42.3	(5.8)	-13.7%
Interest	1.9	0.7	1.2	171.4%
Dividends	13.2	11.0	2.2	20.0%

TOTAL INVESTMENT INCOME	167.1	168.3	(1.2)	-0.7%

Expenses:
Investment advisory charges	13.8	17.3	(3.5)	-20.2%
Administrative charges	13.7	11.1	2.6	23.4%
Distribution charges	5.6	4.0	1.6	40.0%
Mortality and expense risk charges	0.3	0.2	0.1	50.0%
Liquidity guarantee charges	7.8	7.2	0.6	8.3%

TOTAL EXPENSES	41.2	39.8	1.4	3.5%

INVESTMENT INCOME, NET	$125.9	$128.5	$(2.6)	-2.0%

Rental Income:

Rental income increased $1.9 million, or 0.9%, primarily as a result of higher occupancy and rental rates, notably in the apartment and retail sectors. These increases were partially offset by net real estate investment dispositions.

Operating Expenses:

Operating expenses increased $1.4 million, or 2.8%, primarily due to increases in tenant reserves, partially offset by decreases in utility costs.

Real Estate Taxes:

Real estate taxes increased $1.9 million, or 5.7%, as a result of higher property tax assessments resulting from increases in value, most notably in the retail sector.

Interest Expense:

Interest expense decreased $2.6 million, or 10.8%, resulting from the overall reduction in mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $5.8 million, or 13.7%. The decrease in distibutions was primarily due to the receipt of non-recurring lease termination fee revenue during the second quarter of 2014 by the Account’s Florida Mall joint venture.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held when compared to the same period in 2014.

Expenses:

The expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges decreased to 0.16% from 0.18% in the prior year. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges was established effective April 24, 2015, for the twelve month period ending April 30, 2016, and is charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$—	$(1.6)	$1.6	100.0%
Real estate joint ventures and limited partnerships	(16.8)	(4.5)	(12.3)	N/M
Marketable securities	14.2	31.7	(17.5)	-55.2%

Total realized gain (loss) on investments:	(2.6)	25.6	(28.2)	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	285.7	291.7	(6.0)	-2.1%
Real estate joint ventures and limited partnerships	52.1	93.2	(41.1)	-44.1%
Marketable securities	(196.7)	71.4	(268.1)	N/M
Mortgage loans payable	10.8	(24.4)	35.2	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	151.9	431.9	(280.0)	-64.8%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$149.3	$457.5	$(308.2)	-67.4%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized losses in the Account are primarily due to the sale of real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net unrealized gains of $285.7 million during the second quarter of 2015. While velocity of appreciation has slowed, appreciation continued as a result of improved occupancy, capitalization rates, and market rents.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $35.3 million during the second quarter of 2015 compared to $88.7 million during the comparable period of 2014. The $53.4 million net decrease was primarily due to an adjustment to a joint venture’s value after a revision to the joint venture agreement was executed in June 2015.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $182.5 million during the second quarter of 2015 compared to gains of $103.1 million during the comparable period of 2014. During the second quarter of 2015, the markets for REITs in the U.S. decreased when compared to the comparable period of 2014 as measured by the FTSE NAREIT All Equity REIT’s Index. The Account’s real estate related equity securities depreciated in line with these market movements.

Additionally, the Account held $4.3 billion of investments in government agency notes, U.S. Treasury Securities and Commercial Paper, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized gains of $10.8 million during the second quarter of 2015 compared to unrealized losses of $24.4 million during the comparable period of 2014. The increase in unrealized gains is primarily due to the decreasing duration of the loan portfolio as well as increases in the U.S. Treasury rates during the second quarter of 2015.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.3 billion and $3.9 billion, respectively (20.5% and 19.5% of the Account’s net assets at such dates, respectively).

Participant Flows: Six months ended June 30, 2015 compared to six months ended June 30, 2014

During the six months ended June 30, 2015, the Account received $1.4 billion in premiums from participants offset by participant outflows of $1.0 billion in annuity payments and withdrawals and death benefits. During the six months ended June 30, 2014, the Account received $1.2 billion in premiums from participants offset by participant outflows of $0.7 billion in annuity payments, withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $229.4 million for six months ended June 30, 2015 as compared to $235.4 million for the comparable period of 2014. Total net investment income decreased as described more fully in the Results of Operations section.

As of June 30, 2015, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 28.5% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2015, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of June 30, 2015, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 14.7%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of June 30, 2015, $153.0 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid over the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2015. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease.

Purchases

Casa Palma—Coconut Creek, FL

On April 24, 2015, the Account purchased a 373,122 square foot recently constructed multi-family property, consisting of 14 two- and three-story buildings, located in Coconut Creek, Florida for $90.0 million. At the time of purchase, the property was 87% leased.

250 North 10th Street—Brooklyn, NY

On May 1, 2015, the Account purchased a newly constructed six-story, 158,118 square foot multi-family property located in Brooklyn, New York for $169.7 million. At the time of purchase, the property was 98% leased.

200 Milik Street—Carteret, NJ

On May 21, 2015, the Account purchased a 232,134 square foot industrial property located in Carteret, New Jersey for $49.8 million. At the time of purchase, the property was 100% leased.

Beltway North Commerce Center—Houston, TX

On May 21, 2015, the Account purchased a 352,000 square foot industrial property, which was constructed in April 2015 and is located in Houston, Texas, for $23.4 million. The property is in its initial lease up phase.

Union-South Lake Union—Seattle, WA

On June 17, 2015, the Account purchased a seven-story, 197,605 square foot multi-family property located in Seattle, Washington for $112.6 million. At the time of purchase, the property was 94% leased.

Clarion Gables Multi-family Trust L.P.

On June 24, 2015, the Account converted a $100.6 million note receivable, inclusive of accrued interest, into units of Clarion Gables Multi-family Trust L.P., for a 8.33% ownership interest.

Sales

Florida Retail Portfolio: East Lake Woodlands—Palm Harbor, FL

On April 14, 2015, the office portion of a retail property located in Palm Harbor, Florida was sold by the Account’s TREA Florida Retail, LLC joint venture investment, in which the Account holds an 80% interest. The Accounts portion of the net sales price was $1.1 million, realizing a loss from the sale of $1.8 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $2.9 million.

Florida Retail Portfolio: International Drive—Orlando, FL

On April 29, 2015, a retail property located in Orlando, Florida was sold by the Account’s TREA Florida Retail, LLC joint venture investment, in which the Account holds an 80% interest. The Account’s portion of the net sales price was $26.1 million, realizing a loss from the sale of $4.1 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $30.2 million.

Florida Retail Portfolio: Alafaya Square—Oviedo, FL

On June 4, 2015, a retail property located in Oviedo, Florida was sold by the Account’s TREA Florida Retail, LLC joint venture investment, in which the Account holds an 80% interest. The Account’s portion of the net sales price was $23.1 million, realizing a loss from the sale of $10.9 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s basis in the property as the date of sale was $34.0 million.

Financing

99 High Street—Boston, MA

On May 11, 2015, the Account extinguished its outstanding mortgage debt obligation of $185.0 million.

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

Money market instruments are valued at amortized cost, which approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint ventures and limited partnerships, which, as of June 30, 2015, represented 74.0% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2015, 26.0% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statements of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2015. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2015.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of August, 2015.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 7, 2015	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

August 7, 2015	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)