Form 10-Q
period 2015-09-30
TIAA REAL ESTATE ACCOUNT
filed 2015-11-09
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

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
TIAA REAL ESTATE ACCOUNT
September 30, 2015

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $11,975.8 and $11,309.0)	$14,213.5	$13,139.0
Real estate joint ventures and limited partnerships (cost: $2,595.7 and $2,583.5)	3,622.7	3,379.6
Marketable securities:
Real estate related (cost: $1,433.0 and $1,400.2)	1,690.5	1,818.4
Other (cost: $3,893.0 and $3,831.1)	3,893.8	3,831.1
Loan Receivable (cost: $100.0)	100.1	—

Total investments (cost: $19,997.5 and $19,123.8)	23,520.6	22,168.1

Cash and cash equivalents	5.7	36.5
Due from investment manager	11.4	7.2
Other	229.3	196.9

TOTAL ASSETS	23,767.0	22,408.7

LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $1,798.9 and $2,337.5)	1,831.7	2,373.8
Accrued real estate property expenses	190.3	165.5
Other	50.5	40.4

TOTAL LIABILITIES	2,072.5	2,579.7

COMMITMENTS AND CONTINGENCIES—Note 8
NET ASSETS
Accumulation Fund	21,240.4	19,409.7
Annuity Fund	454.1	419.3

TOTAL NET ASSETS	$21,694.5	$19,829.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 7	59.5	57.9

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 6	$356.965	$335.393

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Real estate income, net:
Rental income	$236.1	$232.1	$676.4	$669.3

Real estate property level expenses:
Operating expenses	52.5	52.1	154.5	153.8
Real estate taxes	36.7	34.4	107.4	100.6
Interest expense	18.8	25.0	63.6	73.2

Total real estate property level expenses	108.0	111.5	325.5	327.6

Real estate income, net	128.1	120.6	350.9	341.7
Income from real estate joint ventures and limited partnerships	36.2	32.5	104.4	106.9
Interest	3.1	0.6	6.4	2.1
Dividends	13.0	11.3	35.2	30.5

TOTAL INVESTMENT INCOME	180.4	165.0	496.9	481.2

Expenses:
Investment advisory charges	17.6	17.8	51.4	53.0
Administrative charges	13.1	10.8	39.7	32.9
Distribution charges	6.1	4.5	17.0	12.8
Mortality and expense risk charges	0.3	0.2	0.8	0.6
Liquidity guarantee charges	8.1	7.0	23.4	21.8

TOTAL EXPENSES	45.2	40.3	132.3	121.1

INVESTMENT INCOME, NET	135.2	124.7	364.6	360.1

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	(17.3)	216.9	(19.9)
Real estate joint ventures and limited partnerships	(0.2)	(35.8)	152.5	(40.1)
Marketable securities	4.5	4.9	46.1	53.9

Net realized gain (loss) on investments	4.3	(48.2)	415.5	(6.1)

Net change in unrealized appreciation (depreciation) on:
Real estate properties	166.5	342.3	407.7	740.4
Real estate joint ventures and limited partnerships	105.7	93.1	262.7	249.6
Marketable securities	(0.8)	(57.8)	(162.6)	118.7
Loans Receivable	0.1	—	0.1	—
Mortgage loans payable	11.4	(26.2)	3.5	(52.8)

Net change in unrealized appreciation on investments and mortgage loans payable	282.9	351.4	511.4	1,055.9

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	287.2	303.2	926.9	1,049.8

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$422.4	$427.9	$1,291.5	$1,409.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
FROM OPERATIONS
Investment income, net	$135.2	$124.7	$364.6	$360.1
Net realized gain (loss) on investments	4.3	(48.2)	415.5	(6.1)
Net change in unrealized appreciation on investments and mortgage loans payable	282.9	351.4	511.4	1,055.9

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	422.4	427.9	1,291.5	1,409.9

FROM PARTICIPANT TRANSACTIONS
Premiums	712.7	581.4	2,067.4	1,742.9
Annuity payments	(9.3)	(8.1)	(26.9)	(23.6)
Withdrawals and death benefits	(527.2)	(416.4)	(1,466.5)	(1,114.8)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	176.2	156.9	574.0	604.5

NET INCREASE IN NET ASSETS	598.6	584.8	1,865.5	2,014.4
NET ASSETS
Beginning of period	21,095.9	18,337.5	19,829.0	16,907.9

End of period	$21,694.5	$18,922.3	$21,694.5	$18,922.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,291.5	$1,409.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(415.5)	6.1
Net change in unrealized appreciation on investments and mortgage loans payable	(511.4)	(1,055.9)
Reinvestment of Limited Partnership distributions	(0.7)	—
Purchase of real estate properties	(946.4)	(1,073.7)
Capital improvements on real estate properties	(114.9)	(148.2)
Proceeds from sale of real estate properties	421.4	243.6
Purchases of long term investments	(366.4)	(371.6)
Proceeds from long term investments	549.6	317.8
Increase in loans receivable	(100.0)	—
Increase in other investments	(61.9)	(7.5)
Change in due from investment manager	(4.2)	(7.4)
(Increase) decrease in other assets	(32.4)	37.4
Increase in other liabilities	25.1	14.6

NET CASH USED IN OPERATING ACTIVITIES	(266.2)	(634.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	137.5
Payments of mortgage loans	(338.6)	(114.6)
Premiums	2,067.4	1,742.9
Annuity payments	(26.9)	(23.6)
Withdrawals and death benefits	(1,466.5)	(1,114.8)

NET CASH PROVIDED BY FINANCING ACTIVITIES	235.4	627.4

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30.8)	(7.5)
CASH AND CASH EQUIVALENTS
Beginning of period	36.5	14.6

End of period	$5.7	$7.1

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$64.8	$73.6

Loan assignment as part of a real estate disposition	$200.0	$—

Conversion of note receivable	$100.6	$—

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds interests in real estate joint ventures and limited partnerships in which the Account does not hold a controlling interest; as such, such interests are not consolidated into these consolidated financial statements. The Account also holds an investment in a loan receivable with a commercial real estate property as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property, loan receivable and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Equity and fixed income securities traded on a foreign exchange or in foreign markets are valued using their closing values under the valuation methods generally accepted in the country where traded, as of the valuation date. This value is converted to U.S. dollars at the exchange rate in effect on the valuation day. Under certain circumstances (for example, if there are significant movements in the U.S. markets and there is an expectation the securities traded on foreign markets will adjust based on such movements when the foreign markets open the next day), the Account may adjust the value of equity or fixed income securities that trade on a foreign exchange or market after the foreign exchange or market has closed.

Valuation of Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Account’s loan receivable is classified within level 3 of the valuation hierarchy.

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

Loan Receivable—The Account has a single ownership interest in a loan receivable. Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss). Interest income from loans receivable is recognized using the effective interest method over the expected life of the loan.

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

Restricted Cash: The Account held $50.6 million and $20.4 million as of September 30, 2015 and December 31, 2014, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. That guidance does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Account currently is not involved with line-of-credit arrangements.

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

Note 3—Credit Risk Concentrations

Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. The Account has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 3% of the Account’s rental income.

The Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.9%	14.2%	6.7%	0.3%	42.1%
Apartment	10.9%	9.1%	4.6%	—	24.6%
Retail	3.8%	3.8%	7.7%	0.4%	15.7%
Industrial	1.6%	7.8%	4.2%	0.9%	14.5%
Other(2)	2.8%	0.2%	0.1%	—	3.1%

Total	40.0%	35.1%	23.3%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures and limited partnerships, and loans receivable and payable.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (unaudited) and December 31, 2014, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2015
Real estate properties	$—	$—	$14,213.5	14,213.5
Real estate joint ventures	—	—	3,474.6	3,474.6
Limited partnerships	—	—	148.1	148.1
Marketable securities:
Real estate related	1,690.5	—	—	1,690.5
Commerical paper	—	448.1	—	448.1
Government agency notes	—	2,102.2	—	2,102.2
United States Treasury securities	—	1,343.5	—	1,343.5
Loan receivable	—	—	100.1	100.1

Total Investments at September 30, 2015	$1,690.5	$3,893.8	$17,936.3	$23,520.6

Mortgage loans payable	$—	$—	$(1,831.7)	$(1,831.7)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2014
Real estate properties	$—	$—	$13,139.0	$13,139.0
Real estate joint ventures	—	—	3,022.1	3,022.1
Limited partnerships	—	—	357.5	357.5
Marketable securities:
Real estate related	1,818.4	—	—	1,818.4
Government agency notes	—	2,369.9	—	2,369.9
United States Treasury securities	—	1,461.2	—	1,461.2

Total Investments at December 31, 2014	$1,818.4	$3,831.1	$16,518.6	$22,168.1

Mortgage loans payable	$—	$—	$(2,373.8)	$(2,373.8)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and 2014 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2015
Beginning balance July 1, 2015	$13,684.9	$3,256.3	$139.9	$—	$17,081.1	$(1,996.3)
Total realized and unrealized gains included in changes in net assets	166.5	95.0	10.5	0.1	272.1	11.4
Purchases(1)	362.1	123.6	0.7	100.0	586.4	—
Sales	—	—	—	—	—	—
Settlements(2)	—	(0.3)	(3.0)	—	(3.3)	153.2

Ending balance September 30, 2015	$14,213.5	$3,474.6	$148.1	$100.1	$17,936.3	$(1,831.7)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$357.5	$—	$16,518.6	$(2,373.8)
Total realized and unrealized gains included in changes in net assets	624.6	376.3	38.9	0.1	1,039.9	3.5
Purchases(1)	1,071.3	137.3	101.4	100.0	1,410.0	—
Sales	(621.4)	—	—	—	(621.4)	—
Settlements(2)	—	(61.1)	(349.7)	—	(410.8)	538.6

Ending balance September 30, 2015	$14,213.5	$3,474.6	$148.1	$100.1	$17,936.3	$(1,831.7)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2014
Beginning balance July 1, 2014	$13,040.8	$2,660.8	$366.6	$16,068.2	$(2,191.8)
Total realized and unrealized gains (losses) included in changes in net assets	325.0	49.9	7.4	382.3	(26.2)
Purchases(1)	88.8	184.3	—	273.1	(137.5)
Sales	(248.6)	—	—	(248.6)	—
Settlements(2)	—	(0.3)	(0.8)	(1.1)	0.7

Ending balance September 30, 2014	$13,206.0	$2,894.7	$373.2	$16,473.9	$(2,354.8)

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$362.0	$14,490.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	720.5	192.2	17.3	930.0	(52.8)
Purchases(1)	1,214.4	221.4	—	1,435.8	(137.5)
Sales	(294.0)	—	—	(294.0)	—
Settlements(2)	—	(82.5)	(6.1)	(88.6)	114.6

Ending balance September 30, 2014	$13,206.0	$2,894.7	$373.2	$16,473.9	$(2,354.8)

(1)	Includes purchases, contributions for joint ventures and limited partnerships, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures and limited partnerships, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2015 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.3% (6.5%) 4.8% - 7.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.3% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.8% (6.8%) 5.0% - 6.7% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.2% (5.1%)

	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.5% (6.2%) 4.0% - 5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.1%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.9%) 4.8% - 9.5% (5.9%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.5% (5.4%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.3% - 47.3% (40.8%) 2.7% - 3.9% (3.6%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.3% - 47.3% (40.8%) 1.2 - 1.3 (1.3)

	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.6% - 63.5% (44.3%) 2.1% - 3.6% (3.2%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.6% - 63.5% (44.3%) 1.2 - 1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	21.5% - 48.1% (38.3%) 2.2% - 3.8% (3.1%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	21.5% - 48.1% (38.3%) 1.1 - 1.3 (1.2)

Loan Receivable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	76.1% (76.1%) 6.1% (6.1%)

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

Loans Receivable: The significant unobservable inputs used in the fair value measurement of the Account’s loans receivable are the loan to value ratios and the selection of certain credit spreads. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.

During the nine months ended September 30, 2015 and 2014, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Limited Partnerships	Mortgage Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2015	$166.5	$95.1	$10.5	$0.1	$272.2	$11.4

For the nine months ended September 30, 2015	$640.7	$378.5	$11.2	$0.1	$1,030.5	$3.5

For the three months ended September 30, 2014	$329.5	$49.9	$7.4	$—	$386.8	$(26.2)

For the nine months ended September 30, 2014	$727.9	$192.1	$21.7	$—	$941.7	$(52.8)

Note 5—Mortgage Loans Payable

The Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts as of		Maturity
		September 30, 2015	December 31, 2014
		(Unaudited)
99 High Street(4)	5.52% paid monthly	$—	$185.0	November 11, 2015
Lincoln Centre(10)	5.51% paid monthly	—	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	34.9	35.5	September 11, 2016
The Legend at Kierland(5)(6)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(6)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(7)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(7)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(7)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(5)(9)	3.75% paid monthly	—	200.0	June 1, 2023
1401 H Street NW(5)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(5)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(5)(8)	3.74% paid monthly	137.5	137.5	October 1, 2026
Publix at Weston Commons(5)	5.08% paid monthly	35.0	35.0	January 1, 2036

Total Principal Outstanding		$1,798.9	$2,337.5
Fair Value Adjustment(3)		32.8	36.3

Total mortgage loans payable		$1,831.7	$2,373.8

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(8)

This mortgage is comprised of three individual loans all with equal recourse against the borrowing entity, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

(9)	This property was sold on February 12, 2015.

(10)	Mortgage loan was paid off on August 5, 2015.

Note 6—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2015	Years Ended December 31,
		2014	2013	2012
	(Unaudited)
Per Accumulation Unit data:
Rental income	$11.523	$15.862	$15.313	$16.345
Real estate property level expenses and taxes	5.545	7.788	8.112	9.059

Real estate income, net	5.978	8.074	7.201	7.286
Other income	2.487	3.459	2.759	2.178

Total income	8.465	11.533	9.960	9.464
Expense charges(1)	2.254	2.880	2.672	2.562

Investment income, net	6.211	8.653	7.288	6.902
Net realized and unrealized gain on investments and mortgage loans payable	15.361	27.868	19.015	18.013

Net increase in Accumulation Unit Value	21.572	36.521	26.303	24.915
Accumulation Unit Value:
Beginning of period	335.393	298.872	272.569	247.654

End of period	$356.965	$335.393	$298.872	$272.569

Total return	6.43%	12.22%	9.65%	10.06%
Ratios to Average net Assets(2):
Expenses(1)	0.85%	0.89%	0.92%	0.95%
Investment income, net	2.34%	2.68%	2.50%	2.55%
Portfolio turnover rate(3):
Real estate properties(4)	4.8%	6.5%	2.1%	10.2%
Marketable securities(5)	7.2%	15.9%	8.4%	21.9%
Accumulation Units outstanding at end of period (in millions)	59.5	57.9	55.3	53.3
Net assets end of period (in millions)	$21,694.5	$19,829.0	$16,907.9	$14,861.1

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the nine months ended September 30, 2015 are annualized.

(3)	Percentages for the nine months ended September 30, 2015 are not annualized.

(4)

Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including loans receivable, contributions to, or return of capital distributions received from, existing joint venture and limited partnership investments) by the average value of the portfolio of real estate investments held during the period.

(5)

Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
	(Unaudited)
Outstanding:
Beginning of period	57.9	55.3
Credited for premiums	5.9	7.7
Annuity, other periodic payments, withdrawals and death benefits	(4.3)	(5.1)

End of period	59.5	57.9

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

Note 9—Subsequent Events

Marketable Securities

In October 2015, the Account sold approximately $500 million of real estate-related securities.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—60.4% and 59.3%

Location/Description	Type	Fair Value
		September 30, 2015		December 31, 2014
		(Unaudited)
Arizona:
Camelback Center	Office	$51.1		$44.5
Kierland Apartment Portfolio	Apartments	126.0	(1)	118.1	(1)
California:
3 Hutton Centre Drive	Office	52.0		45.5
50 Fremont Street(6)	Office	—		637.6	(1)
55 Second Street	Office	332.7	(1)	292.2	(1)
88 Kearny Street	Office	155.3		130.7
200 Middlefield Road	Office	54.4		51.0
Centre Pointe and Valley View	Industrial	39.9		36.3
Cerritos Industrial Park	Industrial	105.6		98.5
Charleston Plaza	Retail	89.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	156.2		128.8
Holly Street Village	Apartments	129.1		128.3
Larkspur Courts	Apartments	135.5		131.6
Northern CA RA Industrial Portfolio	Industrial	66.3		56.7
Northpark Village Square	Retail	47.6		45.2
Oakmont IE West Industrial Portfolio	Industrial	43.5		—
Oceano at Warner Center	Apartments	81.5		81.4
Ontario Industrial Portfolio	Industrial	414.3		366.4
Ontario Mills Industrial Portfolio	Industrial	48.5		39.6
Pacific Plaza	Office	101.7		96.1
Rancho Cucamonga Industrial Portfolio	Industrial	162.6		143.4
Regents Court	Apartments	85.3	(1)	81.8	(1)
Southern CA RA Industrial Portfolio	Industrial	117.7		105.9
Stella	Apartments	170.2		170.1
The Forum at Carlsbad	Retail	212.2	(1)	203.0	(1)
The Legacy at Westwood	Apartments	138.6	(1)	134.7	(1)
Township Apartments	Apartments	89.4		86.0
West Lake North Business Park	Office	53.7		49.3
Westcreek	Apartments	41.2		39.3
Westwood Marketplace	Retail	125.2		116.5
Wilshire Rodeo Plaza	Office	300.2		209.8
Colorado:
Palomino Park	Apartments	291.8	(1)	283.3	(1)
South Denver Marketplace	Retail	70.6		70.6
Connecticut:
Wilton Woods Corporate Campus	Office	142.8		142.8
Florida:
701 Brickell Avenue	Office	358.7		320.1
Casa Palma	Apartments	92.5		—
Publix at Weston Commons	Retail	63.0	(1)	58.0	(1)
Seneca Industrial Park	Industrial	84.1		79.2
South Florida Apartment Portfolio	Apartments	89.3		84.1
The Manor Apartments	Apartments	53.5		52.6
The Manor at Flagler Village	Apartments	150.3		—
The Residences at the Village of Merrick Park	Apartments	71.0		69.3
Urban Centre	Office	125.2		113.0
Weston Business Center	Industrial	90.0		86.6
Georgia:
Atlanta Industrial Portfolio	Industrial	57.5		47.3
Shawnee Ridge Industrial Portfolio	Industrial	81.3		71.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		September 30, 2015		December 31, 2014
		(Unaudited)
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	$71.8		$66.9
Chicago Industrial Portfolio	Industrial	79.5		75.9
Parkview Plaza	Office	50.8		45.6
Maryland:
Landover Logistics Center	Industrial	38.2		35.0
The Shops at Wisconsin Place	Retail	103.7		109.9
Massachusetts:
99 High Street	Office	498.3		477.2	(1)
501 Boylston Street	Office	434.6		392.1
Northeast RA Industrial Portfolio	Industrial	38.6		35.9
Residence at Rivers Edge	Apartments	84.8		84.9
New Jersey:
200 Milik Street	Industrial	49.8		—
Marketfair	Retail	101.7		99.0
Mohawk Distribution Center	Industrial	84.0		81.0
South River Road Industrial	Industrial	66.8		65.5
New York:
21 Penn Plaza	Office	265.1		246.6
250 North 10th Street	Apartments	171.0		—
425 Park Avenue	Ground Lease	440.0		420.0
780 Third Avenue	Office	420.1	(1)	405.4	(1)
837 Washington Street	Office	201.7		—
The Colorado	Apartments	249.7	(1)	215.6	(1)
The Corner	Apartments	265.0	(1)	270.0	(1)
Oregon:
The Cordelia	Apartments	47.8		—
Pennsylvania:
1619 Walnut Street	Retail	23.1		22.4
The Pepper Building	Apartments	52.2		50.9
Tennessee:
Southside at McEwen	Retail	47.8		45.1
Summit Distribution Center	Industrial	21.6		16.9
Texas:
Beltway North Commerce Center	Industrial	23.4		—
Cliffs at Barton Creek	Apartments	45.6		43.7
Dallas Industrial Portfolio	Industrial	184.9		182.7
Houston Apartment Portfolio	Apartments	177.0		176.9
Lincoln Centre	Office	314.6		317.1	(1)
Northwest Houston Industrial Portfolio	Industrial	68.3		67.0
Park 10 Distribution	Industrial	12.7		13.0
Pinnacle Industrial Portfolio	Industrial	46.2		42.4
Pinto Business Park	Industrial	72.7		—
The Caruth	Apartments	81.3	(1)	80.6	(1)
The Maroneal	Apartments	56.9		56.8
Virginia:
8270 Greensboro Drive	Office	48.2		45.3
Ashford Meadows Apartments	Apartments	106.1	(1)	106.0	(1)
Plaza America	Retail	106.0		99.4
The Ellipse at Ballston	Office	87.3		86.8
The Palatine	Apartments	126.2	(1)	125.6	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value
		September 30, 2015		December 31, 2014
		(Unaudited)
Washington:
Circa Green Lake	Apartments	$91.0		$86.1
Fourth and Madison	Office	489.4	(1)	455.0	(1)
Millennium Corporate Park	Office	188.5		175.0
Northwest RA Industrial Portfolio	Industrial	28.5		27.1
Pacific Corporate Park	Industrial	36.7		37.2
Prescott Wallingford Apartments	Apartments	60.0		54.4
Rainier Corporate Park	Industrial	92.6		91.3
Regal Logistics Campus	Industrial	75.3		71.5
Union - South Lake Union	Apartments	112.3		—
Washington DC:
1001 Pennsylvania Avenue	Office	820.7	(1)	805.4	(1)
1401 H Street, NW	Office	243.0	(1)	240.3	(1)
1900 K Street, NW	Office	325.0		319.7
Mass Court	Apartments	168.1	(1)	172.2	(1)
Mazza Gallerie	Retail	84.5		88.8
The Louis at 14th	Apartments	182.4		182.5
The Woodley	Apartments	202.3		199.0

TOTAL REAL ESTATE PROPERTIES
(Cost $11,975.8 and $11,309.0)		$14,213.5		$13,139.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—15.4% and 15.2%
REAL ESTATE JOINT VENTURES—14.8% and 13.6%

Location/Description	Type	Fair Value
		September 30, 2015		December 31, 2014
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$549.5		$368.1	(2)
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	182.2	(2)	158.0	(2)
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	120.0	(2)	114.3	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	626.6	(2)	533.6	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	130.1		140.1
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	131.5	(2)	119.6	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.8		15.1
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	216.0		208.6
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	39.8	(2)	35.3	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	325.0	(2)	305.2	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	115.4	(2)	94.6	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	390.1	(2)	365.8	(2)
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	501.6	(2,3)	448.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	126.4	(2,3)	114.8	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	0.6	(5)	0.6	(5)

TOTAL REAL ESTATE JOINT VENTURES (Cost $2,452.3 and $2,361.4)		$3,474.6		$3,022.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Fair Value
	September 30, 2015	December 31, 2014
	(Unaudited)
LIMITED PARTNERSHIPS—0.6% and 1.6%
Clarion Gables Multi-Family Trust LP (8.32% Account Interest)	$111.1	$—
Cobalt Industrial REIT (10.998% Account Interest)	0.9	1.1
Colony Realty Partners LP (5.27% Account Interest)	20.3	21.1
Heitman Value Partners Fund (8.43% Account Interest)	0.1	0.3
Lion Gables Apartment Fund (18.46% Account Interest)	— (7)	314.1
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	15.7	20.9

TOTAL LIMITED PARTNERSHIPS (Cost $143.4 and $222.1)	$148.1	$357.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $2,595.7 and $2,583.5)	$3,622.7	$3,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—23.8% and 25.5%
REAL ESTATE-RELATED MARKETABLE SECURITIES—7.2% and 8.2%

Shares		Issuer	Fair Value
			September 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
144,236	128,562	Acadia Realty Trust	$4.3	$4.1
6,364	31,670	Agree Realty Corporation	0.2	1.0
3,574	4,549	Alexander’s, Inc.	1.3	2.0
143,754	132,373	Alexandria Real Estate Equities, Inc.	12.2	11.7
79,522	55,491	American Assets Trust, Inc.	3.2	2.2
238,349	232,629	American Campus Communities, Inc.	8.6	9.6
308,806	331,090	American Homes 4 Rent	5.0	5.6
64,684	40,280	American Residential Properties	1.1	0.7
857,963	851,739	American Tower Corp.	75.5	84.2
295,771	324,603	Apartment Investment and Management Company	10.9	12.1
161,861	—	Apple Hospitality Inc.	3.0	—
1,511	45,930	Armada Hoffler Properties Inc.	—	0.4
37,217	40,976	Ashford Hospitality Prime Inc.	0.5	0.7
228,647	228,348	Ashford Hospitality Trust, Inc.	1.4	2.4
—	131,435	Associated Estates Realty Corporation	—	3.1
266,825	285,499	Avalonbay Communities, Inc.	46.7	46.6
—	82,002	Aviv REIT, Inc.	—	2.8
434,255	427,097	BioMed Realty Trust, Inc.	8.7	9.2
310,062	314,607	Boston Properties, Inc.	36.7	40.5
380,958	398,099	Brandywine Realty Trust	4.7	6.4
354,294	238,279	Brixmore Porperty Group Inc	8.3	5.9
173,413	188,626	Camden Property Trust	12.8	13.9
218,121	258,814	Campus Crest Communities, Inc.	1.2	1.9
168,344	—	Care Capital Properties, Inc.	5.5	—
88,148	—	CareTrust REIT Inc.	1.0	—
100,768	69,250	Catchmark Timber Trust, Inc.	1.0	0.8
335,345	335,345	CBL & Associates Properties, Inc.	4.6	6.5
177,495	177,495	Cedar Shopping Centers, Inc.	1.1	1.3
471,752	417,369	Chambers Street Properties	3.1	3.4
79,438	73,127	Chatham Lodging Trust	1.7	2.1
131,044	121,692	Chesapeake Lodging Trust	3.4	4.5
229,546	277,710	Columbia Property Trust Inc	5.3	7.0
163,196	—	Communication Sales & Leasing, Inc.	2.9	—
137,756	70,620	Corenergy Infrastructure Trust, Inc.	0.6	0.5
44,311	48,733	CoreSite Realty Corporation	2.3	1.9
185,313	150,486	Corporate Office Properties Trust	3.9	4.3
199,181	247,990	Corrections Corporation of America	5.9	9.0
471,253	589,552	Cousins Properties Incorporated	4.3	6.7
681,301	728,325	Crown Castle International Corporation	53.7	57.3
327,453	410,111	Cubesmart	8.9	9.0
118,268	78,620	CyrusOne Inc	3.9	2.2
174,739	184,830	DCT Industrial Trust, Inc.	5.9	6.6
660,482	806,645	DDR Corp	10.2	14.8
433,952	440,687	DiamondRock Hospitality Company	4.8	6.6
269,223	301,192	Digital Realty Trust, Inc.	17.6	20.0
280,450	295,214	Douglas Emmett, Inc.	8.1	8.4
680,753	756,115	Duke Realty Corporation	13.0	15.3
116,962	111,572	DuPont Fabros Technology, Inc.	3.0	3.7
14,727	—	Easterly Government Properties, Inc.	0.2	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			September 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
68,602	46,023	EastGroup Properties, Inc.	$3.7	$2.9
88,873	79,160	Education Realty Trust, Inc.	2.9	2.9
189,640	223,187	Empire State Realty Trust	3.2	3.9
102,109	72,480	EPR Properties	5.3	4.2
115,778	—	Equinix Inc.	31.7	—
283,893	285,705	Equity Commonwealth	7.7	7.3
154,986	147,548	Equity Lifestyle Properties, Inc.	9.1	7.6
137,621	190,245	Equity One, Inc.	3.3	4.8
728,250	764,996	Equity Residential	54.7	55.0
134,758	136,082	Essex Property Trust, Inc.	30.1	28.1
—	131,275	Excel Trust, Inc.	—	1.8
214,087	242,082	Extra Space Storage, Inc.	16.5	14.2
137,648	142,140	Federal Realty Investment Trust	18.8	19.0
332,376	284,615	FelCor Lodging Trust Incorporated	2.3	3.1
256,412	295,495	First Industrial Realty Trust, Inc.	5.4	6.1
162,229	133,251	First Potomac Realty Trust	1.8	1.6
215,388	198,119	Franklin Street Properties Corp.	2.3	2.4
189,477	241,051	Gaming and Leisure Properties, Inc.	5.6	7.1
1,033,493	1,116,547	General Growth Properties, Inc.	26.8	31.4
147,868	156,310	GEO Group Inc/The	4.4	6.3
42,200	60,598	Getty Realty Corp.	0.7	1.1
21,263	34,020	Gladstone Commercial Corporation	0.3	0.6
—	326,692	Glimcher Realty Trust	—	4.5
138,955	200,061	Government Properties Income Trust	2.2	4.6
107,706	403,115	Gramercy Property Trust Inc	2.2	2.8
922,971	951,260	HCP, Inc.	34.4	41.9
—	734,406	Health Care REIT, Inc.	—	55.6
204,617	211,892	Healthcare Realty Trust Inc.	5.1	5.8
227,330	263,910	Healthcare Trust of America	5.6	7.1
92,292	386,553	Hersha Hospitality Trust	2.1	2.7
192,700	219,746	Highwoods Properties, Inc.	7.5	9.7
111,018	107,460	Home Properties, Inc.	8.3	7.0
299,658	332,850	Hospitality Properties Trust	7.7	10.3
1,558,718	1,641,705	Host Hotels & Resorts, Inc.	24.6	39.0
155,990	123,652	Hudson Pacific Properties, Inc.	4.5	3.7
132,101	190,919	Inland Real Estate Corp.	1.1	2.1
194,355	241,151	Investors Real Estate Trust	1.5	2.0
368,737	298,480	Iron Mountain Inc.	11.4	11.5
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	106.4	115.3
186,053	183,003	Kilroy Realty Corporation	12.1	12.6
830,317	911,057	Kimco Realty Corporation	20.3	22.9
188,454	254,398	Kite Realty Group Trust	4.5	7.3
172,672	—	Lamar Advertising Corporation	9.0	—
239,709	259,799	LaSalle Hotel Properties	6.8	10.5
489,502	508,105	Lexington Realty Trust	4.0	5.6
316,249	328,620	Liberty Property Trust	10.0	12.4
65,231	58,133	LTC Properties, Inc.	2.8	2.5
198,141	142,118	Mack-Cali Realty Corporation	3.7	2.7
471,563	385,417	Medical Properties Trust, Inc.	5.2	5.3
159,499	177,150	Mid-America Apartment Communities, Inc.	13.1	13.2
90,359	118,597	Monmouth Real Estate Investment Corporation	0.9	1.3
370,811	—	Monogram Residential Trust Inc.	3.5	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			September 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
72,598	65,594	National Health Investors, Inc.	$4.2	$4.6
269,023	305,461	National Retail Properties, Inc.	9.8	12.0
41,608	—	National Storage Affiliates Trust	0.6	—
195,188	237,208	New Senior Investment Group	2.0	3.9
39,714	—	Nexpoint Residential Trust, Inc.	0.5	—
722,743	570,000	Northstar Realty Finance Corp.	8.9	10.0
314,688	281,073	Omega Healthcare Investors, Inc.	11.1	11.0
15,752	28,607	One Liberty Properties, Inc.	0.3	0.7
287,396	—	Outfront Media Inc.	6.0	—
331,600	—	Paramount Group Inc.	5.6	—
195,752	256,813	Parkway Properties, Inc.	3.0	4.7
155,309	179,213	Pebblebrook Hotel Trust	5.5	8.2
143,960	147,065	Pennsylvania Real Estate Investment Trust	2.9	3.5
151,102	168,375	Physicians Realty Trust	2.3	2.8
356,280	271,204	Piedmont Office Realty Trust, Inc.	6.4	5.1
366,041	393,917	Plum Creek Timber Company, Inc.	14.5	16.9
107,829	119,803	Post Properties, Inc.	6.3	7.0
75,512	84,078	Potlatch Corporation	2.2	3.5
1,079,731	1,129,782	ProLogis	42.0	48.6
45,424	44,040	PS Business Parks, Inc.	3.6	3.5
290,479	304,858	Public Storage, Inc.	61.5	56.4
69,208	10,813	QTS Realty Trust, Inc.	3.0	0.4
184,815	168,010	Ramco-Gershenson Properties Trust	2.8	3.1
273,686	345,772	Rayonier, Inc.	6.0	9.7
475,956	517,842	Realty Income Corporation	22.6	24.7
188,900	202,908	Regency Centers Corporation	11.7	12.9
214,312	197,186	Retail Opportunity Investment	3.5	3.3
493,618	520,915	Retail Properties of America	7.0	8.7
121,793	90,510	Rexford Industrial Realty Inc	1.7	1.4
256,603	220,006	RLJ Lodging Trust	6.5	7.4
84,865	83,313	Rouse Properties, Inc.	1.3	1.5
91,528	108,370	Ryman Hospitality Properties	4.5	5.7
137,104	118,843	Sabra Health Care REIT Inc	3.2	3.6
24,721	28,976	Saul Centers, Inc.	1.3	1.7
136,168	83,490	Select Income Real Estate Investment Trust	2.6	2.0
473,101	499,658	Senior Housing Properties Trust	7.7	11.0
106,097	82,090	Silver Bay Realty Trust Corp	1.7	1.4
626,583	674,617	Simon Property Group, Inc.	115.1	122.9
206,113	189,478	SL Green Realty Corp.	22.3	22.6
65,409	53,568	Sovran Self Storage, Inc.	6.2	4.7
912,199	1,080,553	Spirit Realty Capital Inc.	8.3	12.8
150,980	200,698	Stag Industrial, Inc.	2.7	4.9
97,456	89,340	Starwood Waypoint Residential Trust	2.3	2.4
130,390	—	STORE Capital Corporation	2.7	—
579,377	641,315	Strategic Hotels & Resorts, Inc.	8.0	8.5
181,127	186,578	Summit Hotel Properties, Inc.	2.1	2.3
101,757	100,386	Sun Communities, Inc.	6.9	6.1
441,460	511,462	Sunstone Hotel Investors, L.L.C.	5.8	8.4
191,044	212,284	Tanger Factory Outlet Centers, Inc.	6.3	7.8
115,418	120,329	Taubman Centers, Inc.	8.0	9.2
113,896	70,574	Terreno Realty Corporation	2.2	1.5
317,532	336,472	The Macerich Company	24.4	28.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value
			September 30, 2015	December 31, 2014
2015	2014
			(Unaudited)
47,213	—	Tier Inc.	$0.7	$—
535,092	556,651	UDR, Inc.	18.4	17.2
26,221	44,774	UMH Properties, Inc.	0.2	0.4
16,986	29,158	Universal Health Realty Income Trust	0.8	1.4
192,149	—	Urban Edge Properties	4.1	—
42,852	51,473	Urstadt Biddle Properties, Inc.	0.8	1.1
673,378	652,228	Ventas, Inc.	37.8	46.8
347,020	351,441	Vornado Realty Trust	31.4	41.4
—	349,878	Washington Prime Group, Inc.	—	6.0
126,208	96,831	Washington Real Estate Investment Trust	3.1	2.7
213,951	190,047	Weingarten Realty Investors	7.1	6.6
703,105	—	Welltower Inc.	47.6	—
1,046,289	1,119,582	Weyerhaeuser Company	28.6	40.2
18,600	50,900	Whitestone Real Estate Investment Trust B	0.2	0.8
39,142	75,457	Winthrop Realty Trust	0.6	1.2
192,958	246,629	WP Carey Inc.	11.2	17.3
409,452	—	WP Glimcher Inc.	4.8	—
240,292	—	Xenia Hotels & Resorts Inc	4.2	—

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,433.0 and $1,400.2)			$1,690.5	$1,818.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—16.6% and 17.3%
COMMERCIAL PAPER—1.9%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$25.0	$—	Apple Inc.(8)	0.106%	10/1/2015	$25.0	$—
25.0	—	Australia & New Zealand Banking Group Ltd(8)	0.366%	12/17/2015	25.0	—
30.0	—	Ciesco LLC(8)	0.417%	12/16/2015	29.9	—
23.0	—	Coca-Cola Co(8)	0.223%-0.284%	11/17/2015	23.0	—
5.0	—	Fairway Finance LLC(8)	0.274%	11/5/2015	5.0	—
15.0	—	General Electric Capital Corp	0.274%	11/23/2015	15.0	—
25.0	—	Jupiter Securitization Co LLC(8)	0.345%	11/30/2015	25.0	—
15.0	—	Jupiter Securitization Co LLC(8)	0.376%	12/2/2015	15.0	—
30.0	—	Korea Development Bank	0.284%	10/16/2015	30.0	—
19.0	—	Nestle Capital Corp.(8)	0.183%	11/9/2015	19.0	—
30.0	—	Nestle Capital Corp.(8)	0.152%	10/30/2015	30.0	—
5.0	—	Novartis Finance Corp(8)	0.213%	11/4/2015	5.0	—
10.1	—	Old Line Funding LLC(8)	0.264%	10/20/2015	10.1	—
16.2	—	Province of British Columbia Canada	0.152%	11/6/2015	16.1	—
10.0	—	Province of British Columbia Canada	0.183%	12/14/2015	10.0	—
30.0	—	Royal Bank of Canada	0.355%	12/22/2015	30.0	—
20.0	—	Svenska Handelsbanken AB(8)	0.254%	10/9/2015	20.0	—
50.0	—	Toronto-Dominion Holdings USA, Inc	0.314%	12/1/2015	50.0	—
25.0	—	United Overseas Bank Ltd(8)	0.254%	10/9/2015	25.0	—
20.0	—	United Overseas Bank Ltd(8)	0.386%	12/7/2015	20.0	—
20.0	—	Westpac Banking Corp(8)	0.335%	12/28/2015	20.0	—

TOTAL COMMERCIAL PAPER (Cost $448.1)					$448.1	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

GOVERNMENT AGENCY NOTES—9.0% and 10.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$44.0	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	$—	$44.0
—	15.0	Fannie Mae Discount Notes	0.046%	1/15/2015	—	15.0
—	21.9	Fannie Mae Discount Notes	0.046%-0.071%	1/20/2015	—	21.8
—	10.0	Fannie Mae Discount Notes	0.051%	1/28/2015	—	10.0
—	40.9	Fannie Mae Discount Notes	0.068%-0.101%	2/11/2015	—	40.9
—	46.1	Fannie Mae Discount Notes	0.101%	2/17/2015	—	46.1
—	35.6	Fannie Mae Discount Notes	0.089%	2/25/2015	—	35.6
—	12.0	Fannie Mae Discount Notes	0.076%	2/27/2015	—	12.0
—	39.0	Fannie Mae Discount Notes	0.101%	3/2/2015	—	39.0
—	37.1	Fannie Mae Discount Notes	0.091%	3/3/2015	—	37.1
—	44.6	Fannie Mae Discount Notes	0.086%	3/16/2015	—	44.6
—	38.0	Fannie Mae Discount Notes	0.066%	3/18/2015	—	38.0
—	35.0	Fannie Mae Discount Notes	0.061%	3/25/2015	—	35.0
—	40.0	Fannie Mae Discount Notes	0.066%	4/1/2015	—	40.0
—	26.7	Fannie Mae Discount Notes	0.096%	4/6/2015	—	26.7
—	44.7	Fannie Mae Discount Notes	0.096%-0.112%	4/8/2015	—	44.7
—	28.3	Fannie Mae Discount Notes	0.096%	4/13/2015	—	28.3
—	35.7	Fannie Mae Discount Notes	0.101%-0.152%	4/27/2015	—	35.7
—	17.5	Fannie Mae Discount Notes	0.101%	4/29/2015	—	17.5
—	30.0	Fannie Mae Discount Notes	0.081%	5/1/2015	—	30.0
—	11.5	Fannie Mae Discount Notes	0.107%	5/4/2015	—	11.5
—	25.0	Fannie Mae Discount Notes	0.101%	5/6/2015	—	25.0
—	20.0	Fannie Mae Discount Notes	0.112%	5/13/2015	—	20.0
—	10.9	Fannie Mae Discount Notes	0.127%	5/20/2015	—	10.9
—	35.0	Fannie Mae Discount Notes	0.091%	6/17/2015	—	35.0
—	25.0	Fannie Mae Discount Notes	0.144%	7/1/2015	—	25.0
—	100.0	Fannie Mae Discount Notes	0.112%	7/20/2015	—	99.9
—	50.0	Fannie Mae Discount Notes	0.137%	8/17/2015	—	50.0
10.6	—	Fannie Mae Discount Notes	0.101%-0.107%	10/7/2015	10.6	—
36.0	—	Fannie Mae Discount Notes	0.101%-0.132%	10/14/2015	36.0	—
50.0	—	Fannie Mae Discount Notes	0.132%	10/21/2015	50.0	—
10.0	—	Fannie Mae Discount Notes	0.178%	11/2/2015	10.0	—
16.4	—	Fannie Mae Discount Notes	0.142%	11/20/2015	16.4	—
25.0	—	Fannie Mae Discount Notes	0.147%	12/9/2015	25.0	—
30.0	—	Fannie Mae Discount Notes	0.193%	12/14/2015	30.0	—
5.0	—	Fannie Mae Discount Notes	0.152%	12/16/2015	5.0	—
11.4	—	Fannie Mae Discount Notes	0.162%	12/23/2015	11.4	—
4.0	—	Fannie Mae Discount Notes	0.157%	12/24/2015	4.0	—
8.5	—	Fannie Mae Discount Notes	0.111%	12/30/2015	8.5	—
4.0	—	Fannie Mae Discount Notes	0.162%	1/4/2016	4.0	—
9.0	—	Fannie Mae Discount Notes	0.213%	1/5/2016	9.0	—
40.0	—	Fannie Mae Discount Notes	0.218%	1/12/2016	40.0	—
15.0	—	Fannie Mae Discount Notes	0.223%	1/19/2016	15.0	—
26.6	—	Fannie Mae Discount Notes	0.225%	1/20/2016	26.6	—
25.0	—	Fannie Mae Discount Notes	0.223%	1/27/2016	25.0	—
5.9	—	Fannie Mae Discount Notes	0.274%	2/2/2016	5.9	—
10.9	—	Fannie Mae Discount Notes	0.244%	2/3/2016	10.8	—
2.0	—	Fannie Mae Discount Notes	0.345%	2/8/2016	2.0	—
28.4	—	Fannie Mae Discount Notes	0.162%-0.172%	2/10/2016	28.4	—
25.0	—	Fannie Mae Discount Notes	0.300%	3/2/2016	25.0	—
20.0	—	Fannie Mae Discount Notes	0.305%	3/9/2016	20.0	—
16.0	—	Fannie Mae Discount Notes	0.213%	3/16/2016	16.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$2.9	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	$—	$2.9
21.6	—	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	21.6	—
—	20.0	Federal Home Loan Bank Discount Notes	0.041%	1/5/2015	—	20.0
—	19.0	Federal Home Loan Bank Discount Notes	0.047%	1/7/2015	—	19.0
—	50.0	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	—	50.0
—	40.0	Federal Home Loan Bank Discount Notes	0.076%	1/13/2015	—	40.0
—	30.0	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/21/2015	—	50.0
—	21.8	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	—	21.7
—	50.0	Federal Home Loan Bank Discount Notes	0.086%	1/27/2015	—	50.0
—	8.0	Federal Home Loan Bank Discount Notes	0.071%	1/28/2015	—	8.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/30/2015	—	50.0
—	58.0	Federal Home Loan Bank Discount Notes	0.074%	2/4/2015	—	58.0
—	45.0	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	—	45.0
—	56.0	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	—	56.0
—	29.5	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	—	29.5
—	20.6	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	—	20.6
—	22.0	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	—	22.0
—	16.7	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	—	16.7
—	11.5	Federal Home Loan Bank Discount Notes	0.073%	3/9/2015	—	11.5
—	31.3	Federal Home Loan Bank Discount Notes	0.112%	3/11/2015	—	31.3
—	7.0	Federal Home Loan Bank Discount Notes	0.071%	3/17/2015	—	7.0
—	27.0	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	—	27.0
—	15.0	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	—	15.0
—	29.2	Federal Home Loan Bank Discount Notes	0.101%	4/17/2015	—	29.2
—	7.0	Federal Home Loan Bank Discount Notes	0.101%	4/24/2015	—	7.0
—	30.1	Federal Home Loan Bank Discount Notes	0.152%	4/29/2015	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	0.116%	5/20/2015	—	20.0
—	20.0	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	—	20.0
—	20.0	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	—	20.0
—	8.2	Federal Home Loan Bank Discount Notes	0.091%-0.162%	8/21/2015	—	8.2
—	48.8	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	—	48.8
—	20.0	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	—	20.0
—	21.5	Federal Home Loan Bank Discount Notes	0.162%	9/8/2015	—	21.5
—	14.0	Federal Home Loan Bank Discount Notes	0.142%-0.162%	9/9/2015	—	14.0
26.5	—	Federal Home Loan Bank Discount Notes	0.094%	10/2/2015	26.5	—
17.0	—	Federal Home Loan Bank Discount Notes	0.076%	10/6/2015	17.0	—
33.0	—	Federal Home Loan Bank Discount Notes	0.096%	10/7/2015	33.0	—
15.8	—	Federal Home Loan Bank Discount Notes	0.061%	10/8/2015	15.8	—
28.5	—	Federal Home Loan Bank Discount Notes	0.096%-0.122%	10/9/2015	28.5	—
25.0	—	Federal Home Loan Bank Discount Notes	0.081%	10/13/2015	25.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.172%	10/14/2015	20.0	—
8.7	—	Federal Home Loan Bank Discount Notes	0.101%	10/19/2015	8.7	—
28.3	—	Federal Home Loan Bank Discount Notes	0.122%	10/26/2015	28.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.117%	10/28/2015	50.0	—
8.0	—	Federal Home Loan Bank Discount Notes	0.142%	10/30/2015	8.0	—
7.4	—	Federal Home Loan Bank Discount Notes	0.183%	11/2/2015	7.4	—
26.0	—	Federal Home Loan Bank Discount Notes	0.145%	11/6/2015	26.0	—
10.8	—	Federal Home Loan Bank Discount Notes	0.162%-0.172%	11/9/2015	10.8	—
40.0	—	Federal Home Loan Bank Discount Notes	0.162%-0.172%	11/10/2015	40.0	—
51.3	—	Federal Home Loan Bank Discount Notes	0.142%-0.162%	11/13/2015	51.3	—
49.8	—	Federal Home Loan Bank Discount Notes	0.137%-0.198%	11/18/2015	49.8	—
4.6	—	Federal Home Loan Bank Discount Notes	0.147%	11/19/2015	4.5	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$13.0	$—	Federal Home Loan Bank Discount Notes	0.172%	11/20/2015	$13.0	$—
10.3	—	Federal Home Loan Bank Discount Notes	0.132%	11/23/2015	10.3	—
25.0	—	Federal Home Loan Bank Discount Notes	0.122%	11/24/2015	25.0	—
12.7	—	Federal Home Loan Bank Discount Notes	0.117%	11/25/2015	12.7	—
20.9	—	Federal Home Loan Bank Discount Notes	0.157%	11/27/2015	20.9	—
8.0	—	Federal Home Loan Bank Discount Notes	0.132%	12/2/2015	8.0	—
37.6	—	Federal Home Loan Bank Discount Notes	0.198%-0.213%	12/4/2015	37.6	—
50.0	—	Federal Home Loan Bank Discount Notes	0.203%	12/8/2015	50.0	—
2.8	—	Federal Home Loan Bank Discount Notes	0.223%	12/9/2015	2.8	—
36.0	—	Federal Home Loan Bank Discount Notes	0.233%	12/11/2015	36.0	—
33.0	—	Federal Home Loan Bank Discount Notes	0.284%	12/15/2015	33.0	—
37.0	—	Federal Home Loan Bank Discount Notes	0.132%	12/18/2015	37.0	—
13.5	—	Federal Home Loan Bank Discount Notes	0.167%	1/4/2016	13.5	—
22.4	—	Federal Home Loan Bank Discount Notes	0.167%-0.183%	1/8/2016	22.4	—
23.0	—	Federal Home Loan Bank Discount Notes	0.162%	1/11/2016	23.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.162%	1/13/2016	20.0	—
9.0	—	Federal Home Loan Bank Discount Notes	0.203%-0.284%	1/26/2016	9.0	—
13.3	—	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	13.3	—
52.0	—	Federal Home Loan Bank Discount Notes	0.193%-0.203%	2/8/2016	52.0	—
15.1	—	Federal Home Loan Bank Discount Notes	0.203%	2/16/2016	15.1	—
12.0	—	Federal Home Loan Bank Discount Notes	0.249%-0.254%	3/30/2016	12.0	—
—	10.3	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	—	10.3
—	43.0	Freddie Mac Discount Notes	0.038%-0.091%	1/12/2015	—	43.0
—	30.8	Freddie Mac Discount Notes	0.101%	1/26/2015	—	30.8
—	37.0	Freddie Mac Discount Notes	0.061%	1/29/2015	—	37.0
—	16.5	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	—	16.5
—	22.9	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	—	22.9
—	11.8	Freddie Mac Discount Notes	0.112%	3/17/2015	—	11.8
—	17.1	Freddie Mac Discount Notes	0.081%-0.107%	3/19/2015	—	17.1
—	19.6	Freddie Mac Discount Notes	0.061%	3/24/2015	—	19.5
—	18.0	Freddie Mac Discount Notes	0.132%	3/25/2015	—	18.0
—	16.2	Freddie Mac Discount Notes	0.122%	4/1/2015	—	16.2
—	27.2	Freddie Mac Discount Notes	0.127%-0.142%	4/2/2015	—	27.2
—	20.9	Freddie Mac Discount Notes	0.066%	4/6/2015	—	20.9
—	16.2	Freddie Mac Discount Notes	0.096%-0.142%	4/7/2015	—	16.2
—	4.4	Freddie Mac Discount Notes	0.096%	4/9/2015	—	4.4
—	29.8	Freddie Mac Discount Notes	0.101%	4/14/2015	—	29.8
—	13.6	Freddie Mac Discount Notes	0.096%	4/16/2015	—	13.6
—	11.0	Freddie Mac Discount Notes	0.107%	4/21/2015	—	11.0
—	15.0	Freddie Mac Discount Notes	0.096%	4/22/2015	—	15.0
—	20.0	Freddie Mac Discount Notes	0.096%	4/23/2015	—	20.0
—	13.7	Freddie Mac Discount Notes	0.101%	4/24/2015	—	13.7
—	20.0	Freddie Mac Discount Notes	0.101%	5/11/2015	—	20.0
—	8.8	Freddie Mac Discount Notes	0.112%	5/27/2015	—	8.8
—	41.0	Freddie Mac Discount Notes	0.147%	6/15/2015	—	41.0
—	15.0	Freddie Mac Discount Notes	0.137%	6/16/2015	—	15.0
—	6.9	Freddie Mac Discount Notes	0.101%	7/21/2015	—	6.9
—	24.0	Freddie Mac Discount Notes	0.159%	7/22/2015	—	24.0
50.0	—	Freddie Mac Discount Notes	0.086%	10/5/2015	50.0	—
56.7	—	Freddie Mac Discount Notes	0.101%-0.223%	10/20/2015	56.7	—
39.0	—	Freddie Mac Discount Notes	0.129%	10/23/2015	39.0	—
4.4	—	Freddie Mac Discount Notes	0.162%	10/26/2015	4.4	—
10.0	—	Freddie Mac Discount Notes	0.076%	10/27/2015	10.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$40.8	$—	Freddie Mac Discount Notes	0.132%-0.142%	11/3/2015	$40.7	$—
38.9	—	Freddie Mac Discount Notes	0.213%	11/4/2015	38.9	—
26.0	—	Freddie Mac Discount Notes	0.183%	11/5/2015	26.0	—
29.5	—	Freddie Mac Discount Notes	0.101%	11/16/2015	29.4	—
22.0	—	Freddie Mac Discount Notes	0.213%	11/30/2015	22.0	—
40.2	—	Freddie Mac Discount Notes	0.183%	12/2/2015	40.1	—
40.0	—	Freddie Mac Discount Notes	0.101%	12/3/2015	40.0	—
21.0	—	Freddie Mac Discount Notes	0.142%	12/4/2015	21.0	—
28.5	—	Freddie Mac Discount Notes	0.142%-0.285%	12/7/2015	28.5	—
2.0	—	Freddie Mac Discount Notes	0.122%	12/8/2015	2.0	—
17.0	—	Freddie Mac Discount Notes	0.254%	12/14/2015	17.0	—
15.0	—	Freddie Mac Discount Notes	0.132%	12/15/2015	15.0	—
4.6	—	Freddie Mac Discount Notes	0.183%	12/21/2015	4.6	—
55.0	—	Freddie Mac Discount Notes	0.208%-0.213%	1/5/2016	55.0	—
10.4	—	Freddie Mac Discount Notes	0.213%-0.223%	1/6/2016	10.4	—
24.0	—	Freddie Mac Discount Notes	0.218%-0.233%	1/22/2016	24.0	—
15.5	—	Freddie Mac Discount Notes	0.244%	1/25/2016	15.5	—
26.6	—	Freddie Mac Discount Notes	0.244%	1/28/2016	26.6	—
50.0	—	Freddie Mac Discount Notes	0.233%	1/29/2016	50.0	—
37.0	—	Freddie Mac Discount Notes	0.183%	2/5/2016	37.0	—
25.0	—	Freddie Mac Discount Notes	0.183%	3/4/2016	25.0	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $2,101.9 and $2,369.6)					$2,102.2	$2,369.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.7% and 6.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value
					September 30, 2015	December 31, 2014
2015	2014
					(Unaudited)
$—	$24.0	United States Treasury Bills	0.041%	1/2/2015	$—	$24.0
—	4.0	United States Treasury Bills	0.035%	1/15/2015	—	4.0
—	45.8	United States Treasury Bills	0.020%-0.040%	1/22/2015	—	45.8
—	19.4	United States Treasury Bills	0.038%-0.051%	2/12/2015	—	19.4
—	30.0	United States Treasury Bills	0.044%	2/19/2015	—	30.0
—	17.2	United States Treasury Bills	0.020%-0.030%	2/26/2015	—	17.2
—	43.6	United States Treasury Bills	0.020%-0.032%	3/5/2015	—	43.6
—	30.0	United States Treasury Bills	0.042%	3/12/2015	—	30.0
—	16.0	United States Treasury Bills	0.030%	3/26/2015	—	16.0
—	7.2	United States Treasury Bills	0.028%-0.044%	4/2/2015	—	7.2
—	36.6	United States Treasury Bills	0.037%	4/9/2015	—	36.6
—	41.2	United States Treasury Bills	0.056%-0.057%	5/7/2015	—	41.2
—	53.9	United States Treasury Bills	0.044%-0.071%	5/28/2015	—	53.9
—	8.5	United States Treasury Bills	0.076%	6/4/2015	—	8.4
—	196.0	United States Treasury Bills	0.071%-0.100%	6/25/2015	—	195.9
—	121.0	United States Treasury Bills	0.105%-0.112%	7/23/2015	—	120.9
—	35.0	United States Treasury Bills	0.092%-0.178%	8/20/2015	—	35.0
—	50.0	United States Treasury Bills	0.078%	9/17/2015	—	49.9
13.0	—	United States Treasury Bills	0.081%	10/1/2015	13.0	—
71.9	117.0	United States Treasury Bills	0.099%-0.101%	10/15/2015	71.9	116.8
39.0	—	United States Treasury Bills	0.051%	10/22/2015	39.0	—
42.3	—	United States Treasury Bills	0.035%-0.061%	10/29/2015	42.2	—
100.0	—	United States Treasury Bills	0.108%	11/12/2015	100.0	—
50.0	—	United States Treasury Bills	0.118%	11/19/2015	50.0	—
189.9	—	United States Treasury Bills	0.152%-0.179%	12/10/2015	189.9	—
100.0	—	United States Treasury Bills	0.190%	1/7/2016	100.0	—
50.0	—	United States Treasury Bills	0.112%	1/14/2016	50.0	—
65.0	—	United States Treasury Bills	0.127%-0.128%	1/21/2016	65.0	—
150.0	—	United States Treasury Bills	0.224%-0.226%	2/4/2016	150.0	—
85.0	—	United States Treasury Bills	0.178%-0.183%	2/18/2016	85.0	—
79.0	—	United States Treasury Bills	0.214%	2/25/2016	79.0	—
50.0	—	United States Treasury Bills	0.142%	3/3/2016	50.0	—
—	1.0	United States Treasury Notes	0.107%	1/15/2015	—	1.0
—	24.0	United States Treasury Notes	0.066%	4/15/2015	—	24.0
—	9.2	United States Treasury Notes	0.051%	4/23/2015	—	9.2
—	40.0	United States Treasury Notes	0.045%	4/30/2015	—	40.0
—	41.3	United States Treasury Notes	0.061%-0.062%	5/14/2015	—	41.3
—	50.0	United States Treasury Notes	0.118%	5/15/2015	—	50.0
—	100.0	United States Treasury Notes	0.063%	5/21/2015	—	100.0
—	19.6	United States Treasury Notes	0.080%	6/15/2015	—	19.6
—	30.0	United States Treasury Notes	0.152%	6/30/2015	—	30.0
—	50.0	United States Treasury Notes	0.130%-0.133%	7/15/2015	—	50.0
—	24.0	United States Treasury Notes	0.163%	7/31/2015	—	24.2
—	26.0	United States Treasury Notes	0.097%	7/31/2015	—	26.0
—	50.0	United States Treasury Notes	0.100%-0.107%	8/31/2015	—	50.1
—	50.0	United States Treasury Notes	0.118%	9/15/2015	—	50.0
—	50.0	United States Treasury Notes	0.181%	9/30/2015	—	50.0
23.9	—	United States Treasury Notes	0.241%	11/30/2015	23.8	—
15.0	—	United States Treasury Notes	0.250%	12/31/2015	15.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)		Maturity Date	Fair Value
						September 30, 2015	December 31, 2014
2015	2014
						(Unaudited)
$11.0	$—	United States Treasury Notes	0.104%		1/15/2016	$11.0	$—
47.0	—	United States Treasury Notes	0.226%		2/11/2016	47.0	—
19.7	—	United States Treasury Notes	0.176%-0.223%		2/29/2016	19.7	—
50.0	—	United States Treasury Notes	0.375%		3/31/2016	50.0	—
92.0	—	United States Treasury Notes	0.010%-0.250%		4/15/2016	92.0	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,343.0 and $1,461.5)						$1,343.5	$1,461.2

TOTAL OTHER MARKETABLE SECURITIES (Cost $3,893.0 and $3,831.1)						$3,893.8	$3,831.1

TOTAL MARKETABLE SECURITIES (Cost $5,326.0 and $5,231.3)						$5,584.3	$5,649.5

Loan Receivable—0.4% and 0.0%
		Borrower
		Charles River Plaza North	6.080%	(9)	4/6/2029	100.1	—

TOTAL LOAN RECEIVABLE (Cost $100.0)						$100.1	$—

TOTAL INVESTMENTS (Cost $19,997.5 and $19,123.8)						$23,520.6	$22,168.1

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The market value reflects the final settlement due to the Account. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The investment was sold February 12, 2015.

(7)	The investment was sold February 18, 2015.

(8)

Security exempt from registration under Section 4(2) of the Securities Act of 1933. Such securities are deemed to be liquid and may be sold in transactions exempt from registration only to dealers in that program or other “accredited investors.” At September 30, 2015, the aggregate fair value of these securities was $297.0 million or 1.3% of total investments.

(9)	Represents the fixed interest rate on this investment.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2015 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities, although the Account has recently held approximately 10% of its net assets in equity REIT securities. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2015, REIT securities comprised approximately 7.8% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of September 30, 2015, the Account did not hold any foreign real estate investments.

THIRD QUARTER 2015 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core commercial real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

U.S. Gross Domestic Product (“GDP”) grew by a modest 1.5% in the third quarter of 2015 according to the advanced estimate from the U.S. Bureau of Economic Analysis, following growth of 3.9% in the second quarter. A strong U.S. dollar has slowed domestic exports and production in the U.S. manufacturing sector but was offset by stronger growth in imports, resulting in a neutral impact from global trade. Consumer spending, which accounts for more than two-thirds of U.S. economic activity, grew by 3.2% following a gain of 3.6% in the second quarter, supported by stable job growth in sectors other than manufacturing and the continued benefit of low oil and gasoline prices on U.S. household budgets. Residential fixed investment remains strong, supported by an ongoing recovery in the housing market. Economists expect economic activity to remain strong in the fourth quarter of 2015 and in 2016. Recent trends in key U.S. economic indicators and expectations for the remainder of 2015 and 2016 are summarized in the following table.

Economic Indicators*

	2014	4Q 2014	1Q 2015	2Q 2015		Forecast
					3Q 2015	4Q 2015	2015	2016
Economy(1)
Gross Domestic Product	2.4%	2.1%	0.6%	3.9%	1.5%	2.8%	2.5%	2.7%
Employment Growth (Thousands)	3,116	973	586	692	501	635	2,400	2,340
Unemployment Rate	6.2%	5.6%	5.5%	5.3%	5.1%	5.1%	5.3%	4.8%
Interest Rates(2)
10 Year U.S. Treasury	2.5%	2.3%	2.0%	2.2%	2.2%	2.3%	2.2%	2.7%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, BLS, Federal Reserve, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

Given the underlying strength of the U.S. economy and steady decline in the unemployment rate, the Federal Reserve appears likely to raise interest rates in the near-term, with the first increase anticipated to occur after the December meeting. Many economists had expected the Federal Reserve to act after its September meeting, but in light of the heightened uncertainties abroad and a slightly softer expected path for inflation, the Federal Open Market Committee (“FOMC”) judged it appropriate to wait. Slow growth in China and other developing countries led to considerable volatility in financial markets in the third quarter of 2015. Stock prices have since recovered and risk spreads have tightened but growth prospects for the global economy remain uncertain. Inflation remains below the FOMC’s 2% target but stronger inflation is expected in the fourth quarter of 2015 and in 2016 as energy prices increase. Yields on ten year U.S. Treasuries, which started the third quarter at 2.2%, dipped below 2.0% late in the quarter when stock markets plunged.

Top economists expect GDP growth to average 2.7% during 2016, driven primarily by ongoing employment gains, steady consumer spending, and continued improvements in the housing market. Healthy employment growth is expected to push the unemployment rate below 5.0% in 2016 and set the stage for meaningful wage gains. Growth in wages should support a healthy level of consumer spending. Further improvement in home sales and housing construction should also generate ancillary economic benefits from increases in construction employment and household spending on home furnishings and home improvements.

Concerns about a global economic slowdown continue to be shared among investors. Weak demand for Chinese exports has curtailed China’s robust economic growth compared to recent years. In Europe, quantitative easing by the European Central Bank appears to have lifted the European economy out of recession. However, European growth remains weak, and Greece’s financial problems will remain a drag on future European economic growth until they are addressed. For the U.S. economy, weaker global growth does not substantially affect near term prospects, but a downturn in China or elsewhere as a result of a stock market crash, a sovereign government default, or other significant event would likely have significant repercussions to the global economy and financial markets. By comparison, U.S. GDP growth would slow only modestly during a period of weaker global growth and weaker domestic manufacturing activity and exports due to continued strength of the dollar. U.S. real estate markets are driven primarily by domestic economic forces and are largely insulated from the direct impacts of the global economy.

GDP growth of 2.8% is expected in the fourth quarter of 2015 and 2.7% in the first half of 2016. Similarly, employment is expected to grow by 2.3 million in 2016 which is consistent with healthy commercial real estate demand. GDP and employment growth of this magnitude, in turn, would provide the backdrop for further improvement in commercial real estate market conditions

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets and sales activity remained healthy during the third quarter of 2015. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicate that tenant demand for space remained steady across all sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved further in all property sectors during the third quarter. Data from Real Capital Analytics indicate that sales of office, industrial, retail, multi-family, and other commercial properties totaled $109 billion in the third quarter of 2015 as compared with $107 billion in the third quarter of 2014 and $117 billion in second quarter 2015. Property sales through the third quarter of 2015 are up 26% compared with the same period of 2014.

Green Street Advisors’ Commercial Property Price Index increased 2.1% during the third quarter of 2015 following a 3.3% increase in the second quarter of 2015. According to Green Street Advisors, “Commercial real estate values continue to reach new highs, though the rate of appreciation has slowed compared to earlier in the year.”

The NAREIT All Equity REIT (“NAREIT”) index registered a 1.0% gain during the third quarter of 2015 following a decline of 9.1% in the second quarter. As with the overall stock market, REITs experienced significant volatility during the third quarter when investors became concerned about slowing global growth. While REITs have historically exhibited higher return volatility than privately owned commercial real estate, NAREIT returns have been positive over the most recent three, five, seven and ten year periods. In its October 1, 2015 Real Estate Securities Monthly report, Green Street Advisors concluded that while REIT share prices, on average, were in the upper end of its fair value range, they were still higher priced when compared to the fixed-income market and S&P 500.

Commercial property returns were positive for the 23rd consecutive quarter in the third quarter of 2015. For the quarter ending September 30, 2015, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-OCDE”) Equal Weight returns, net of fees, were 3.40%. By comparison, the total return for second quarter 2015 was 3.70%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of September 30, 2015 are provided below. These markets represent 52.1% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value**	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio***	Metro Area Fair Market Value as a % of Total Investments

New York-Jersey City-White Plains, NY-NJ	95.6%	12	14.6%	11.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.3%	13	14.3%	10.8%
Los Angeles-Long Beach-Glendale, CA	76.8%	13	11.2%	8.4%
Boston, MA	89.7%	4	6.7%	5.0%
Seattle-Bellevue-Everett, WA	88.4%	5	5.3%	4.0%

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

As discussed in detail below, the market value weighted occupancy of properties in the Los Angeles metropolitan area declined to 76.8% during the quarter due to increased vacancy at the Account’s largest office property. Excluding this property, the weighted average occupancy of the Account’s properties in the Los Angeles metropolitan area is 86.5%.

Office

According to CBRE-EA, the national office vacancy rate declined to 13.4% in the third quarter of 2015 as compared to 13.5% in the second quarter of 2015. The national office vacancy rate is now at its lowest level since second quarter 2008. The vacancy rate for the Account’s office portfolio increased to 14.0% as of third quarter 2015 from 12.1% in the second quarter of 2015. The increase in the Account’s office vacancy rate was due primarily to increased vacancy at one of the Account’s largest properties in Los Angeles which is held in a joint venture. Excluding this property, the Account’s vacancy rate was 11.2%. Management has known for some time that two large tenants planned to move out of the property when their leases expired and has already been marketing the space to prospective tenants. A sizeable portion of the space has already been leased for the expansion of an existing tenant in the building. Los Angeles’s office market fundamentals are healthy, and re-leasing of the remaining space is expected to generate incremental income since current market rents are higher than the existing tenants’ rent. In Washington D.C., the Account’s top office market, the average vacancy rate of the Account’s properties has declined gradually in recent quarters although market leasing activity remains slow as a result of weaker demand from federal government agencies and law firms’ efforts to reduce their space requirements. The average vacancy of the Account’s properties in Boston declined to 10.9% in the quarter due to recent leasing at one of the Account’s larger properties.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

				2015 Q3	2015 Q2	2015 Q3	2015 Q2

Office	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	14.0%	12.1%	13.4%	13.5%

1	Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,524.2	6.5%	13.1%	13.4%	16.1%	16.0%
2	Boston, MA	1,148.9	4.9%	10.9%	13.0%	10.3%	10.1%
3	Los Angeles-Long Beach-Glendale, CA	903.4	3.8%	42.2%	18.5%	14.8%	14.5%
4	New York-Jersey City-White Plains, NY-NJ	886.9	3.8%	5.5%	8.0%	8.9%	9.0%
5	San Francisco-Redwood City-South San Francisco, CA	724.6	3.1%	4.6%	5.6%	6.5%	6.7%

*	Source: CBRE - EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the value-weighted percentage of unleased space.

Historically, the financial services sector has been a significant source of office space demand; however, demand collapsed during the recent period of economic decline. The financial services sector added 27,000 jobs in the third quarter and 37,000 in the second quarter, a signal that demand for office space driven by financial services will likely increase in the near-term. Professional and business services added 98,000 jobs in the third quarter and 202,000 in the second quarter, an additional signal that demand for office space will increase in the near term. One exception within the sector is legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms and libraries, a law industry trend which is likely to persist in 2016. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York. Houston had benefited from growth in energy-related industries but recent declines in the price of oil have slowed demand from energy companies. On the whole, office market conditions should continue to improve during the fourth quarter of 2015 given current employment growth trends.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions remained healthy in the third quarter due to the continued growth of the U.S. economy. While exports and manufacturing activity have slowed due to the appreciation of the dollar, growth in imports has been strong, and had more than offset the decline in exports. Industrial production increased 0.9% through August 2015, but a 3.2% decline in oil and gas production weighed on the overall average. Production of consumer goods was stronger and saw a 2.6% increase. During the third quarter of 2015, the national industrial availability rate fell to 9.6% as compared to 9.8% in the second quarter of 2015. The national industrial availability rate has declined steadily from a peak of 14.5% in mid-2010.

The vacancy rate for the Account’s industrial property portfolio declined to an average of 8.1% in the third quarter of 2015 compared with 9.5% in the second quarter of 2015. As shown in the table below, the average vacancy rate of the Account’s properties in each of its top five markets remained well below their respective market averages. The Account’s overall vacancy rate also declined during the quarter due to increased leasing in larger properties in Dallas and Washington D.C.

				Account Square Foot Weighted Average Vacancy		Market Availability*

				2015 Q3	2015 Q2	2015 Q3	2015 Q2

Industrial	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	8.1%	9.5%	9.6%	9.8%

1	Riverside-San Bernardino-Ontario, CA	$825.1	3.5%	2.8%	3.0%	7.0%	6.9%
2	Los Angeles-Long Beach-Glendale, CA	263.2	1.1%	3.0%	4.1%	4.5%	4.9%
3	Tacoma-Lakewood, WA	233.1	1.0%	5.3%	4.9%	6.0%	6.5%
4	Dallas-Plano-Irving, TX	231.0	1.0%	2.9%	5.1%	10.4%	10.6%
5	New York-Jersey City-White Plains, NY-NJ	200.6	0.9%	0.0%	0.0%	10.4%	10.8%

*	Source: CBRE-EA.

Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic and socio-economic factors including job growth, household formations, and changes in the U.S. homeownership rate. U.S. apartment markets remained tight despite an increase in construction. The national vacancy rate averaged 4.2% in the third quarter of 2015 as compared with 4.3% in the second quarter of 2015. Markets have thus far readily absorbed recent construction but additional supply is slated to be delivered in the rest of 2015 and 2016. Multi-family permits, an indicator of future supply, have risen to their highest level in three decades. While recent unit demand has been robust, rent growth is expected to moderate in 2016 given anticipated construction. However, apartment market prospects remain promising due to favorable demographic trends including the growing numbers and strengthening employment growth of 25 to 34 year-olds who are largely renters.

The vacancy rate of the Account’s multi-family portfolio remained steady at an average of 8.2% in the third quarter of 2015. The Account’s vacancy rate is typically higher than both the national average and metro market averages in large part because the Account, like many other large apartment owners, utilizes revenue optimization software to maximize rental income and therefore maintains a sufficient stock of available units for anticipated demand. The Account’s vacancy rate is also higher because of the recent acquisition of two newly constructed projects that were vacant when acquired. In Washington D.C., the portfolio vacancy rate declined to 12.0% in the third quarter from 16.4% previously in large part due to leasing activity at the two recently acquired newly constructed properties. In Fort Lauderdale, the average vacancy rate of properties owned by the Account declined to 8.1% from 11.0% due to strong leasing activity at two of the Account’s properties.

				Account Square Foot Weighted Average Vacancy		Market Vacancy*

				2015 Q3	2015 Q2	2015 Q3	2015 Q2

Apartment	Metropolitan Area	Total Sector by Metro Area ($M)	% of Total Investments	8.2%	8.2%	4.2%	4.3%

1	New York-Jersey City-White Plains, NY-NJ	$1,010.8	4.3%	7.0%	3.7%	3.0%	2.8%
2	Washington-Arlington-Alexandria, DC-VA-MD-WV	785.1	3.3%	12.0%	16.4%	4.4%	4.7%
3	Los Angeles-Long Beach-Glendale, CA	519.5	2.2%	8.7%	8.7%	3.8%	3.9%
4	Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	296.4	1.3%	8.1%	11.0%	4.2%	4.1%
5	Denver-Aurora-Lakewood, CO	291.8	1.2%	7.0%	5.1%	4.2%	3.9%

*	Source: CBRE-EA.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail sales are driven by a variety of economic, demographic and socio-economic factors including job and wage growth, population growth, and household savings rates. Retail sales growth remained modest in the third quarter of 2015. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts grew 1.0% in the third quarter as compared with second quarter 2015. Similarly, retail markets experienced minimal improvement in the quarter. Availability rates in neighborhood and community centers inched down to 11.3% as of the third quarter of 2015 as compared with 11.4% during the second quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 5.3% during the third quarter as compared with 5.6% in the second quarter. The vacancy rate of the Account’s retail portfolio remained below the national average due largely to the overall high quality of the retail portfolio as the vacancy rate for the large majority of the Account’s properties is less than 10%. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the portfolio’s square footage and have an average vacancy rate of 3.7%. With minimal vacancy, Management intends to drive income growth and value in the Account’s retail portfolio by selective renovations, replacing underperforming tenants, and other management intensive activities.

Outlook

Commercial real estate fundamentals showed further improvement during the third quarter of 2015 due to ongoing employment growth, modest construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns relative to other asset classes. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy related markets experienced strong growth in 2013 and much of 2014 but are now grappling with the impacts of the sharp decline in oil prices which have caused oil companies to cut exploration budgets and begin layoffs. Conditions have also remained weak in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors recovers. While the regional outlook differs modestly, prospects for the U.S. economy as a whole are strong. The global economic outlook is less clear, and geopolitical risks remain. Nonetheless, the U.S. economy appears positioned for continued growth even if the global economy softens, and real estate markets are likely to experience further improvement in the remainder of 2015 and well into 2016 if U.S. economic conditions fall in-line with economists’ forecasts.

Consistent with the Account’s investment strategy, the Account entered into a commercial real estate debt investment during the third quarter, acquiring a $100 million mezzanine loan on Class A research laboratory condominium located adjacent to a major hospital and medical campus in the Northeast. The investment provides an attractive return and is secured by a high quality property in an irreplaceable location. The Account also acquired two industrial and two multi-family properties during the quarter; there was no disposition activity during the third quarter of 2015. Investment activities during the quarter were consistent with the Account’s strategy of investing in high quality properties in target markets and reducing exposure to non-target markets and assets.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the third quarter of 2015, the Account’s holdings were 91.4% leased as compared with 91.2% as of the second quarter of 2015. During the third quarter of 2015, the Account generated a 2.00% total return. The Account’s real estate assets generated a leveraged 2.85% total return. As shown in the graph below, real estate asset returns for the third quarter of 2015 were the twenty-second consecutive quarter of positive income and capital returns.

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

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.7 billion portfolio consists of REIT stocks that closely replicate the NAREIT Index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 0.94% during the third quarter of 2015, consistent with the 1.0% return in the NAREIT Index during the quarter.

Based on the economic and real estate market outlook for 2016, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and on a limited basis, properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to invest internationally and in the U.S. student housing sector. Management will also evaluate additional opportunities to invest in commercial debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage backed securities. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of September 30, 2015

As of September 30, 2015, the Account had total net assets of $21.7 billion, a 9.4% increase from December 31, 2014. The increase in the Account’s net assets from December 31, 2014 to September 30, 2015 was primarily driven by net realized gains and appreciation in value of the Account’s investments.

As of September 30, 2015, the Account owned a total of 117 real estate investments (102 of which were wholly owned, 15 of which were held in joint ventures). The real estate portfolio included 29 office investments (including four held in joint ventures), 32 industrial investments (including one held in a joint venture), 34 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 28 are subject to debt (including 10 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2015 was $1.8 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion. The Account’s proportionate share of mortgage loans payable within its joint venture investments is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2015 was $3.4 billion, which represented a loan to value ratio of 13.5%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, D.C., represented 4.6% of total real estate investments and 3.5% of total investments.

The following tables reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2015.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.9%	14.2%	6.7%	0.3%	42.1%
Apartment	10.9%	9.1%	4.6%	—	24.6%
Retail	3.8%	3.8%	7.7%	0.4%	15.7%
Industrial	1.6%	7.8%	4.2%	0.9%	14.5%
Other(2)	2.8%	0.2%	0.1%	—	3.1%

Total	40.0%	35.1%	23.3%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$820.7	(2)	4.6%	3.5%
The Florida Mall	Orlando	FL	Retail	626.6	(3)	3.5%	2.7%
Colorado Center	Santa Monica	CA	Office	549.5	(4)	3.1%	2.3%
DDR Joint Venture	Various	USA	Retail	501.6	(5)	2.8%	2.1%
99 High Street	Boston	MA	Office	498.3		2.8%	2.1%
Fourth and Madison	Seattle	WA	Office	489.4	(6)	2.8%	2.1%
425 Park Avenue	New York	NY	Ground Lease	440.0		2.5%	1.9%
501 Boylston Street	Boston	MA	Office	434.6		2.5%	1.8%
780 Third Avenue	New York	NY	Office	420.1	(7)	2.4%	1.8%
Ontario Industrial Portfolio	Ontario	CA	Industrial	414.3		2.3%	1.8%

(1)

Fair Value as reported in the September 30, 2015 Consolidated Schedule of Investments. Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	This property is presented gross of debt. The value of the property less the fair value of leverage is $485.7 million.

(3)

This property is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of September 30, 2015, this debt had a fair value of $187.4 million.

(4)	This property is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(5)

This investment is held in a joint venture with DDR Corp., in which the Account holds an 85% interest, and consists of 26 retail properties located in 11 states and is presented net of debt. As of September 30, 2015, this debt had a fair value of $691.3 million.

(6)	This property is presented gross of debt. The value of the property less the fair value of leverage is $289.6 million.

(7)	This property is presented gross of debt. The value of the property less the fair value of leverage is $252.0 million.

At September 30, 2015, the Account held 75.2% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.0% of total investments, real estate-related equity securities representing 7.2% of total investments, U.S. Treasury securities representing 5.7% of total investments, commercial paper representing 1.9% of total investments, real estate limited partnerships representing 0.6% of total investments and a loan receivable representing 0.4% of total investments.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Performance

The Account’s total return was 6.43% for the nine months ended September 30, 2015 as compared to 8.19% for the nine months ended September 30, 2014. The Account’s annualized total returns over the past one, three, five, and ten year periods ended September 30, 2015 were 10.40%, 10.14%, 11.47%, and 4.39%, respectively. As of September 30, 2015, the Account’s annualized total return since inception was 6.50%.

Net Investment Income

The table below shows the results of operations for the nine months ended September 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$676.4	$669.3	$7.1	1.1%

Real estate property level expenses:
Operating expenses	154.5	153.8	0.7	0.5%
Real estate taxes	107.4	100.6	6.8	6.8%
Interest expense	63.6	73.2	(9.6)	-13.1%

Total real estate property level expenses	325.5	327.6	(2.1)	-0.6%

Real estate income, net	350.9	341.7	9.2	2.7%
Income from real estate joint ventures and limited partnerships	104.4	106.9	(2.5)	-2.3%
Interest	6.4	2.1	4.3	204.8%
Dividends	35.2	30.5	4.7	15.4%

TOTAL INVESTMENT INCOME	496.9	481.2	15.7	3.3%

Expenses:
Investment advisory charges	51.4	53.0	(1.6)	-3.0%
Administrative charges	39.7	32.9	6.8	20.7%
Distribution charges	17.0	12.8	4.2	32.8%
Mortality and expense risk charges	0.8	0.6	0.2	33.3%
Liquidity guarantee charges	23.4	21.8	1.6	7.3%

TOTAL EXPENSES	132.3	121.1	11.2	9.2%

INVESTMENT INCOME, NET	$364.6	$360.1	$4.5	1.2%

Rental Income:

Rental income increased $7.1 million, or 1.1%, primarily as a result of higher occupancy and rental rates predominately in the apartment and industrial sectors in the Eastern region. The increase was partially offset by net real estate investment dispositions.

Operating Expenses:

Operating expenses increased $0.7 million, or 0.5%, due to increases in various expenses across the wholly owned real estate portfolio.

Real Estate Taxes:

Real estate taxes increased $6.8 million, or 6.8%, as a result of higher property tax assessments resulting from property value increases, most notably in the retail sector, and net real estate investment acquisitions.

Interest Expense:

Interest expense decreased $9.6 million, or 13.1%, due to the overall reduction in mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $2.5 million, or 2.3%, as a result of decreased distributions, primarily due to the Account’s Colorado Center joint venture investment reserving funds to pay off the debt associated with the property. The decrease was partially offset by higher distributions from other joint ventures.

Interest and Dividend Income:

Interest income increased when compared to the same period in 2014 primarily due to additional income earned in 2015 on the convertible note receivable and the loan receivable. Dividend income remained relatively consistent as a ratio of marketable securities held when compared to the same period in 2014.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges decreased to 0.52% from 0.55% when compared to the same period of 2014. Costs increased period over period, however, average net assets increased at a higher velocity, reducing the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$216.9	$(19.9)	$236.8	N/M
Real estate joint ventures and limited partnerships	152.5	(40.1)	192.6	N/M
Marketable securities	46.1	53.9	(7.8)	-14.5%

Total realized gain (loss) on investments:	415.5	(6.1)	421.6	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	407.7	740.4	(332.7)	-44.9%
Real estate joint ventures and limited partnerships	262.7	249.6	13.1	5.2%
Marketable securities	(162.6)	118.7	(281.3)	N/M
Loans receivable	0.1	—	0.1	N/M
Mortgage loans payable	3.5	(52.8)	56.3	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	511.4	1,055.9	(544.5)	-51.6%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$926.9	$1,049.8	$(122.9)	-11.7%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains or losses in the Account are primarily due to the sale of wholly owned real estate property investments and real estate property investments underlying the Account’s joint venture and limited partnership investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $624.6 million during the first nine months of 2015 compared to $720.5 million gains during the comparable period of 2014. While velocity of appreciation has slowed, it has continued as a result of improved occupancy and market rents primarily in the office and industrial sectors.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $415.2 million during the first nine months of 2015 compared to $209.5 million during the comparable period of 2014. The $205.7 million net increase was primarily driven by higher valuations in the retail and apartment sectors of the joint venture investments, in the Florida and New York areas.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $116.5 million during the first nine months of 2015 compared to gains of $172.6 million during the comparable period of 2014. During the first nine months of 2015, the markets for REITs in the U.S. decreased 4.5% when compared to the comparable period of 2014, which returned 13.4%, as measured by the FTSE NAREIT Index. The Account’s real estate related equity securities moved in line with these market movements.

Additionally, the Account held $3.9 billion of investments in government agency notes, U.S. Treasury Securities and commercial paper, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized gains of $3.5 million during the first nine months of 2015 compared to net unrealized losses of $52.8 million during the comparable period of 2014. Valuation adjustments to mortgage loans are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. The unrealized gains recognized in 2015 were nominal due to the declining duration of mortgage loans as well as small declines in treasury rates.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Performance

The Account’s total return was 2.0% for the three months ended September 30, 2015 as compared to 2.32% for the three months ended September 30, 2014.

Net Investment Income

The table below shows the results of operations for the three months ended September 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$236.1	$232.1	$4.0	1.7%

Real estate property level expenses:
Operating expenses	52.5	52.1	0.4	0.8%
Real estate taxes	36.7	34.4	2.3	6.7%
Interest expense	18.8	25.0	(6.2)	-24.8%

Total real estate property level expenses	108.0	111.5	(3.5)	-3.1%

Real estate income, net	128.1	120.6	7.5	6.2%
Income from real estate joint ventures and limited partnerships	36.2	32.5	3.7	11.4%
Interest	3.1	0.6	2.5	416.7%
Dividends	13.0	11.3	1.7	15.0%

TOTAL INVESTMENT INCOME	180.4	165.0	15.4	9.3%

Expenses:
Investment advisory charges	17.6	17.8	(0.2)	-1.1%
Administrative charges	13.1	10.8	2.3	21.3%
Distribution charges	6.1	4.5	1.6	35.6%
Mortality and expense risk charges	0.3	0.2	0.1	50.0%
Liquidity guarantee charges	8.1	7.0	1.1	15.7%

TOTAL EXPENSES	45.2	40.3	4.9	12.2%

INVESTMENT INCOME, NET	$135.2	$124.7	$10.5	8.4%

Rental Income:

Rental income increased $4.0 million, or 1.7%, primarily as a result of higher occupancy, rental rates, and recovery income in the apartment and industrial sectors. The increase was partially offset by net real estate investment dispositions.

Operating Expenses:

Operating expenses remain consistent with the prior year period with a slight increase of $0.4 million, or 0.8%. The slight increase was due to higher marketing expenses and increased utilities costs in the Northeastern region, offset by net real estate investment dispositions.

Real Estate Taxes:

Real estate taxes increased $2.3 million, or 6.7%, as a result of higher property tax assessments resulting from increases in property value, most notably in the retail and industrial sectors.

Interest Expense:

Interest expense decreased $6.2 million, or 24.8%, resulting from the payoff of $538.0 million in loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $3.7 million, or 11.4%. The increase was primarily attributable to increased cash distributions driven by earnings primarily from The Florida Mall joint venture, offset by lower distributions from the DDR joint venture investment.

Interest and Dividend Income:

Interest income increased $2.5 million, primarily due to income earned on the loan receivable. Dividend income remained relatively consistent as a ratio of marketable securities held when compared to the same period in 2014.

Expenses:

The expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges decreased to 0.17% from 0.18% in the prior year. Costs increased period over period, however, average net assets increased at a higher velocity, reducing the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended September 30, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$—	$(17.3)	$17.3	100.0%
Real estate joint ventures and limited partnerships	(0.2)	(35.8)	35.6	99.4%
Marketable securities	4.5	4.9	(0.4)	-8.2%

Total realized gain (loss) on investments:	4.3	(48.2)	52.5	108.9%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	166.5	342.3	(175.8)	-51.4%
Real estate joint ventures and limited partnerships	105.7	93.1	12.6	13.5%
Marketable securities	(0.8)	(57.8)	57.0	98.6%
Loans receivable	0.1	—	0.1	N/M
Mortgage loans payable	11.4	(26.2)	37.6	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	282.9	351.4	(68.5)	-19.5%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$287.2	$303.2	$(16.0)	-5.3%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains or losses in the Account are primarily due to the sale of real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $166.5 million during the third quarter of 2015, compared to $325.0 million during the comparable period of 2014. While appreciation has slowed, it continued as a result of the stabilization of markets, improved occupancy, and higher market rents, predominately in the retail and office sectors.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $105.5 million during the third quarter of 2015, compared to $57.3 million during the comparable period of 2014. The $48.2 million net increase was primarily due to higher appreciation in the retail and apartment sectors on the joint venture investments, as well as on the Clarion Gables Multi-Family Trust limited partnership.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized gains of $3.7 million during the third quarter of 2015 compared to losses of $52.9 million during the comparable period of 2014. During the third quarter of 2015, the markets for REITs in the U.S. had a 1.0% return, up from -2.5% in the comparable period of 2014 as measured by the FTSE NAREIT Index. The Account’s real estate related equity securities moved in line with these market movements.

Additionally, the Account held $3.9 billion of investments in government agency notes, U.S. Treasury Securities and Commercial Paper, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized gains of $11.4 million during the third quarter of 2015 compared to unrealized losses of $26.2 million during the comparable period of 2014. The increase in unrealized gains can be attributed to rising U.S. Treasury rates during the third quarter of 2015.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $3.9 billion (18.0% and 19.5% of the Account’s net assets at such dates, respectively).

Participant Flows: Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

During the nine months ended September 30, 2015, the Account received $2.1 billion in premiums from participants offset by participant outflows of $1.5 billion in annuity payments and withdrawals and death benefits. During the nine months ended September 30, 2014, the Account received $1.7 billion in premiums from participants offset by participant outflows of $1.1 billion in annuity payments, withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $364.6 million for the nine months ended September 30, 2015 as compared to

$360.1 million for the comparable period of 2014. Total net investment income increased as described more fully in the Results of Operations section.

As of September 30, 2015, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 25.8% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of September 30, 2015, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of September 30, 2015, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 13.5%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of September 30, 2015, $34.9 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid over the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2015. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. The Account is responsible for operating expenses not reimbursed under the terms of a lease.

Purchases

Charles River Plaza North, Mezzanine Loan Receivable—Boston, MA

On July 7, 2015, the Account entered into a $100.0 million mezzanine loan receivable position on a Class A research laboratory located on the Massachusetts General Hospital extended campus. The loan is interest only at a 6.08% interest rate and matures on April 6, 2029.

The Cordelia—Portland, OR

On July 13, 2015, the Account purchased a 90,017 square foot multi-family property, consisting of two five-story buildings, located in Portland, Oregon for $47.9 million. At the time of purchase, the property was 93% leased.

The Manor at Flagler Village—Fort Lauderdale, FL

On July 15, 2015, the Account purchased a 368,429 square foot multi-family property consisting of two seven-story buildings, along with 23,012 square feet of free standing retail space, located in Fort Lauderdale, Florida for $149.0 million. At the time of purchase, the apartments were 94% leased and the retail spaces were 74% leased.

Pinto Business Park—Houston, TX

On August 12, 2015, the Account purchased an 841,941 square foot industrial property located in Houston, Texas for $72.5 million. At the time of purchase, the property was 77% leased.

Oakmont IE West Portfolio: Jurupa Business Park—Fontana, CA

On September 25, 2015, the Account purchased a 398,471 square foot industrial property located in Fontana, California for $42.9 million. At the time of purchase, the property was 100% leased.

Financing

DDR Joint Venture—Various, USA

On July 1, 2015, the Account’s DDR joint venture investment restructured its outstanding $140.5 million term loan (the Account’s share) collateralized by six properties, effectively extending the maturity date to July 1, 2019. The loan now has an interest rate of LIBOR plus 1.75% and the option to extend maturity to July 1, 2020.

On July 1, 2015, the Account’s DDR joint venture investment also restructured its outstanding $184.5 million term loan (the Account’s share) collateralized by eleven properties, effectively extending the maturity date to July 1, 2018. The loan now has an interest rate of LIBOR plus 1.50% and two options of one year each to extend the maturity to a final maturity of July 1, 2020.

Colorado Center—Santa Monica, CA

On August 3, 2015, the Account’s Colorado Center joint venture investment, in which the Account holds a 50% interest, extinguished its outstanding mortgage debt obligation of $125.0 million (the Account’s share).

Lincoln Centre—Dallas, TX

On August 5, 2015, the Account extinguished its outstanding mortgage debt obligation of $153.0 million.

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

Valuation of Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Account’s loan receivable is classified within level 3 of the valuation hierarchy.

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

Loan Receivable—The Account has a single ownership interest in a loan receivable. Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss). Interest income from mortgage loans receivable is recognized using the effective interest method over the expected life of the loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint venture, limited partnerships and loan receivable, which, as of September 30, 2015, represented 76.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2015, 23.8% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2015. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2015.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 9th day of November, 2015.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 9, 2015	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President and President, Asset Management, (Principal Executive Officer)

November 9, 2015	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, (Principal Financial Officer)