Form 10-K
period 2015-12-31
TIAA REAL ESTATE ACCOUNT
filed 2016-03-10
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The Account is regulated by the New York Department of Financial Services (“NYDFS”), and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account, and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains, and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.

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

Investment Strategy

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate;

•	Direct ownership of real estate through interests in joint ventures;

•	Indirect interests in real estate through real estate-related securities, such as:

•

public and/or privately placed registered and unregistered equity investments in real estate investment trusts (“REITs”), which investments may consist of registered or unregistered common or preferred stock interests;

•	real estate limited partnerships and limited liability companies;

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs; and

•

conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments.

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests at any time. Historically, at least 70% of the Account’s net assets have comprised such direct ownership interests in real estate.

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as publicly traded REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have comprised interests in these securities; although, the Account has held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2015, REIT securities comprised approximately 4.6% of the Account’s net assets, and the Account held no CMBS as of such date.

Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government related instruments, including U.S. Treasury bills;

•	Long-term government related instruments, such as securities issued by U.S. government agencies or U.S. government sponsored entities;

•	Short-term non-government related instruments, such as money market instruments and commercial paper;

•	Long-term non-government related instruments, such as corporate debt securities; and

•	Stock of companies that do not primarily own or manage real estate.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2015, the Account did not hold any foreign real estate investments.

Investments Summary: At December 31, 2015, the Account’s net assets totaled $22.4 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships, a loan receivable and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 81.2% of the Account’s net assets.

At December 31, 2015, the Account held a total of 123 real estate investments (including its interests in 19 real estate-related joint ventures), representing 77.4% of the Account’s total investments, measured on a gross asset value basis (“Total Investments”). As of that date, the Account also held investments in REIT equity securities (representing 4.2% of Total Investments), real estate limited partnerships (representing 0.6% of Total Investments), government agency notes (representing 11.0% of Total Investments), U.S. Treasury securities (representing 6.4% of Total Investments) and a loan receivable (representing 0.4% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2015.

Borrowing: The Account is authorized to borrow money and assume or obtain a mortgage on a property—i.e., make leveraged real estate investments. Under the Account’s current investment guidelines, management intends to maintain the Account’s loan to value ratio (as defined below) at or below 30% (measured at the time of incurrence and after giving effect thereto). Forms of borrowing may include:

•	placing new debt on properties,

•	refinancing outstanding debt,

•	assuming debt on the Account’s properties, or

•	extending the maturity date of outstanding debt.

The Account’s loan to value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2015, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $3.4 billion and the Account’s loan to value ratio was approximately 12.8%.

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

Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of TIAA’s Board of Trustees (the “Board”) and its Investment Committee, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, to the Account on an “at-cost” basis.

Contracts. TIAA offers the Account as a variable option for the annuity contracts listed earlier in this Item 1, although some employer plans may not offer the Account as an option for certain contracts. Each payment to the Account buys a number of accumulation units. Similarly, any transfer or withdrawal from the Account results in the redemption of a number of accumulation units. The price paid for an accumulation unit, and the price received for an accumulation unit when redeemed, is the accumulation unit value (“AUV”) calculated for the business day on which the participant’s purchase, redemption or transfer request is received in good order (unless a participant asks for a later date for a redemption or transfer).

Subject to the terms of the contracts and a participant’s employer’s plan, a participant can move money to and from the Account in the following ways, among others:

•

from the Account to a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity or a fund (including TIAA-CREF affiliated funds) or other options available under the plan;

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

Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, individual participants are subject to certain limitations on making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s prospectus. As of the date of this Annual Report on Form 10-K, all jurisdictions in which the Account is offered have approved this limitation, but the effective date of the limitation as applies to an individual participant will be reflected on his or her applicable contract or endorsement form. See the Account’s prospectus for more information.

Appraisals and Valuations. With respect to the Account’s real property investments, following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties are appraised each quarter by an independent third-party state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

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

RISKS ASSOCIATED WITH REAL ESTATE INVESTING

General Risks of Acquiring and Owning Real Property: As referenced elsewhere in this report, the substantial majority of the Account’s net assets consist of direct ownership interests in real estate. As such, the Account is particularly subject to the risks inherent in acquiring and owning real property, including in particular the following:

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

•	a weak market for real estate generally and/or in specific locations where the Account may own property;

•	business closings, industry or sector slowdowns, employment losses and related factors;

•	the availability of financing (both for the Account and potential purchasers of the Account’s properties);

•	an oversupply of, or a reduced demand for, certain types of real estate properties;

•	natural disasters, flooding and other significant and severe weather-related events;

•	terrorist attacks and/or other man-made events; and

•	decline in population or shifting demographics.

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

•

Competition. The Account may face competition for real estate investments from multiple sources, including individuals, corporations, insurance companies or other insurance company separate accounts, as well as real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. Some of these competitors may have similar financial and other resources as the Account, and/ or they may have investment strategies and policies (including the ability to incur significantly more leverage than the Account) that allow them to compete more aggressively for real estate investment opportunities, which could result in the Account paying higher prices for investments, experiencing delays in acquiring investments or failing to consummate such purchases. Any resulting delays in the acquisition of investments, or the failure to consummate acquisitions the Account deems desirable, may increase the Account’s costs or otherwise adversely affect the Account’s investment results.

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

•

Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account can provide no assurance that there will not be further terrorist attacks against the United States or U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States, worldwide financial markets, and the global economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore your investment return.

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

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interests in real estate limited partnerships tend to be, in particular, illiquid and the Account may be unable to dispose of such investments at opportune times.

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

Finally, the Account recognizes items of income (such as net operating income from real estate investments, distributions from real estate limited partnerships or joint ventures, or dividends from REIT stocks) and expense in many cases on an intermittent basis, where the Account cannot predict with certainty the magnitude or the timing of such items. As such, even as the Account estimates items of net operating income on a daily basis, the AUV for the Account may fluctuate, perhaps significantly, from day to day, as a result of adjusting these estimates for the actual recognized item of income or expense.

Investment Risk Associated with Participant Transactions: The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in publicly traded liquid investments (other than real estate and real estate-related investments), consisting of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate- related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic or geopolitical conditions, the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally.

In the second half of 2008 and in 2009, the Account experienced significant net participant transfers out of the Account, eventually causing the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis) throughout all of 2009 and into early 2010. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. See “Establishing and Managing the Account—The Role of TIAA—Liquidity Guarantee,” in the Account’s prospectus. Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If a significant amount of net participant transfers out of the Account were to recur, particularly in high volumes similar to those experienced in late 2008 and 2009, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in early 2010 and, as of the date of this report, the Account has been in a net inflow position since such time, there is no guarantee that redemption activity will not increase again, perhaps in a significant and rapid manner.

Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2015, the Account’s non-real estate-related liquid assets comprised 18.9% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.

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

Risks of Borrowing: The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan to value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2015, the Account’s loan to value ratio was approximately 12.8%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.

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

•

There are risks associated with potential underperformance or non-performance by, and/or solvency of a contractor we select or other third party vendors involved in developing or redeveloping the property.

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

Environmental Risks: The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and wasn’t responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required clean-up relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.

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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES

The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2015, REIT securities comprised approximately 4.6% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.

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

RISKS OF LIQUID INVESTMENTS

The Account’s investments in liquid investments (whether real estate-related, such as REITs, CMBS or some loans receivable, or non-real estate-related, such as cash equivalents and government securities, and whether debt or equity), are subject to the following general risks:

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

Further, to the extent that a significant portion of the Account’s net assets, at any particular time, consist of cash, cash equivalents and non-real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments. Such a potential negative impact on returns may be exacerbated in times of low prevailing interest rates payable on many classes of liquid securities, such as is the case as of the date hereof and which may persist in the future.

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

•

Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed-income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of the date of this Prospectus, interest rates in the United States and in certain foreign markets are at or near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility.

•

Extension Risk. The risk that during periods of rising interest rates, borrowers pay off their mortgage loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates, resulting in less income than potentially available. These risks are normally present in mortgage- backed securities and other asset-backed securities. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can lengthen depending on homeowner prepayment activity. A decline in the prepayment rate and the resulting increase in duration of fixed-income securities held by the Account can result in losses to the Account.

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

•

Risks of Investing in Mezzanine Loans. The Account may invest from time to time in mezzanine loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. The Account’s remedy may solely consist of foreclosing on the equity interest in the entity owning the property, and that equity interest will be junior in right of a recovery to a loan secured by the property owned by the entity. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.

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

CONFLICTS OF INTEREST WITHIN TIAA

General. TIAA and its affiliates (including TIAA-CREF Alternatives Advisors, LLC and Teachers Advisors, Inc., its wholly owned subsidiaries and registered investment advisers and TIAA Henderson Real Estate Limited, its majority-owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities. As such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

Liquidity Guarantee. In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) from time to time could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of

TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy. For a discussion of the relevant allocation policies and procedures TIAA has established as well as a summary of other conflicts of interest which may arise as a result of TIAA’s management of the Account, see “Establishing and Managing the Account—the Role of TIAA—Conflicts of Interest,” in the Account’s prospectus.

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

CYBERSECURITY RISKS

With the increased use of technologies such as the Internet to conduct business, the Account and its service providers (including, but not limited to, TIAA, Services, the independent fiduciary and the Account’s custodian and financial intermediaries) are susceptible to cyber security risks. In general, cybersecurity attacks can result from infection by computer viruses or other malicious software or from deliberate actions or unintentional events, including gaining unauthorized access through “hacking” or other means to digital systems, networks, or devices that are used to service the Account’s operations in order to misappropriate assets or sensitive information, corrupt data, or cause operational disruption. Cybersecurity attacks can also be carried out in a manner that does not require gaining unauthorized access, including by carrying out a “denial-of-service” attack on the Account or its service providers’ websites. In addition, authorized persons could inadvertently or intentionally release and possibly destroy confidential or proprietary information stored on the Account’s systems or the systems of its service providers.

Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT stocks or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account and the value of accumulation units. Such disruptions or impacts may result in: financial losses; interference with the processing of contract transactions, including the processing of orders from TIAA’s website; interference with the Account’s ability to calculate AUVs; barriers to trading and order processing; Account contract owners’

inability to transact business with the Account; violations of applicable federal and state privacy or other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents in the future. The Account and its contract owners could be negatively impacted by such cyber-attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cyber-security attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

THE PROPERTIES—GENERAL

In the table below, participants will find general information about each of the Account’s investments as of December 31, 2015. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

OFFICE PROPERTIES

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	779,546	81.3%	$49.64	$805.8	(4)
Colorado Center(6)	Santa Monica, CA	1984	2004	1,095,620	56.0%	44.36	559.3
99 High Street	Boston, MA	1971	2005	732,432	95.7%	46.48	506.4
Fourth & Madison	Seattle, WA	2002	2004	845,533	84.5%	28.66	489.3	(4)
501 Boylston Street	Boston, MA	1940, 1961	2006	610,075	95.2%	46.08	434.3
780 Third Avenue	New York, NY	1984	1999	497,673	87.0%	62.33	420.6	(4)
Four Oaks Place LP(14)	Houston, TX	1983	2012	1,739,056	91.2%	21.74	379.5
701 Brickell Avenue	Miami, FL	1986	2002	677,667	92.2%	41.56	371.0
55 Second Street	San Francisco, CA	2002	2014	379,328	96.4%	41.78	335.2	(4)
1900 K Street NW	Washington, D.C.	1996	2004	343,929	90.6%	50.19	327.3
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	87.0%	22.87	315.9
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	248,347	61.8%	63.06	302.4
21 Penn Plaza	New York, NY	1931, 2012- 2014	2014	373,138	95.4%	43.07	270.1
1401 H Street NW	Washington, D.C.	1992	2006	350,787	96.1%	44.21	242.2	(4)
400 Fairview(13)	Seattle, WA	2015	2015	349,152	75.5%	27.45	235.5
837 Washington	New York, NY	1938, 2012- 2014	2015	55,497	100.0%	167.88	205.0
One Boston Place(7)	Boston, MA	1970	2002	804,444	88.8%	47.63	204.3
225 Binney Street(20)	Cambridge, MA	2013	2015	305,212	100.0%	40.50	192.9
409-499 Illinois Street(21)	San Francisco, CA	2008, 2010	2015	456,181	100.0%	26.97	190.8
Foundry Square II(18)	San Francisco, CA	2002	2014	507,810	99.7%	53.09	189.6
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,884	97.8%	18.62	189.5
88 Kearny Street	San Francisco, CA	1986	1999	228,359	88.4%	49.43	165.4
Castro Station	Mountain View, CA	2000, 2013	2015	114,809	100.0%	72.31	150.0
Wilton Woods Corporate Campus(5)	Wilton, CT	1974, 2001	2001	531,606	83.7%	24.53	141.3
Urban Centre	Tampa, FL	1984, 1987	2005	549,957	85.7%	26.20	122.3
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	100.0%	21.86	94.7

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
The Ellipse at Ballston	Arlington, VA	1989	2006	196,691	84.3%	$39.77	$87.5
1500 Owens(22)	San Francisco, CA	2009	2015	158,267	100.0%	35.40	73.5
3 Hutton Centre Drive	Santa Ana, CA	1985	2003	198,161	90.5%	22.49	57.1
200 Middlefield Road	Menlo Park, CA	1967, 2012- 2013	2014	41,933	100.0%	74.00	55.5
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	97.3%	27.84	54.4
Parkview Plaza	Oakbrook, IL	1990	1997	264,162	83.6%	18.55	51.2
Camelback Center	Phoenix, AZ	2001	2007	232,615	82.2%	24.18	51.1
8270 Greensboro Drive	McLean, VA	2000	2005	158,341	91.7%	35.81	48.1

Subtotal—Office Properties					87.8%		$8,319.0

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100.0%	$4.42	$421.6
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	100.0%	3.10	193.2
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	1,490,235	100.0%	4.38	166.1
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100.0%	4.24	158.3
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	90.1%	5.25	119.3
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	100.0%	5.51	108.7
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	95.9%	4.90	96.9
Pinto Business Park	Houston, TX	2014, 2015	2015	995,920	72.5%	4.46	93.0
Weston Business Center	Weston, FL	1998-1999	2011	679,918	100.0%	5.40	88.8
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	83.0%	6.28	87.9
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,748	93.3%	3.53	84.1
Mohawk Distribution Center	Teterboro, NJ	1958, 1974	2013	616,992	100.0%	7.60	81.9
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	100.0%	3.49	81.4
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100.0%	4.06	78.2
Oakmont IE West Portfolio	Fontana, CA	2014-2015	2015	709,941	56.1%	4.52	76.2
Chicago Caleast Industrial Portfolio	Chicago, IL	1974, 2005	2003	1,145,152	100.0%	4.19	73.1
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	95.5%	5.40	69.5
Northwest Houston Industrial Portfolio	Houston, TX	1981	2014	1,010,912	100.0%	4.13	68.8
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100.0%	4.56	68.3
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	91.1%	2.89	58.5
200 Milik Street	Carteret, NJ	2013	2015	232,134	100.0%	10.55	50.1
Ontario Mills Industrial Portfolio	Ontario, CA	2014	2014	435,733	50.4%	4.92	48.6

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Pinnacle Industrial Portfolio	Grapevine, TX	2003, 2004, 2006	2006	899,200	91.8%	$3.11	$46.7
Stevenson Point	Newark, CA	2000	2015	312,885	100.0%	10.22	41.6
Centre Pointe and Valley View	Los Angeles County, CA	1965, 1989	2004	307,685	100.0%	5.87	41.3
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100.0%	6.10	39.6
Landover Logistics	Landover, MD	2013	2014	360,550	46.4%	7.75	38.3
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100.0%	3.97	36.9
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100.0%	5.36	29.5
Beltway North Commerce Center	Houston, TX	2014	2015	352,000	—	—	23.4
Park 10 Distribution	Houston, TX	1980	2014	152,638	91.2%	4.61	12.6

Subtotal—Industrial Properties					93.5%		$2,682.4

RETAIL PROPERTIES
The Florida Mall(9)	Orlando, FL	1986	2002	1,034,449	96.2%	$55.32	$644.5
DDR Joint Venture(8)	Various, U.S.	Various	2007	8,631,804	92.8%	12.65	488.8
The Forum at Carlsbad	Carlsbad, CA	2003	2011	263,068	97.0%	36.89	215.0	(4)
Florida Retail Portfolio(10)	Various, FL	1974, 2005	2006	442,456	95.7%	21.04	136.5
Miami International Mall(9)	Miami, FL	1982	2002	305,170	96.9%	47.40	134.1
West Town Mall(9)	Knoxville, TN	1972	2002	960,975	97.2%	19.68	128.2
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	100.0%	30.39	125.3
The Shops at Wisconsin Place	Chevy Chase, MD	2007-2010	2012	117,202	93.9%	50.54	123.1	(15)
Valencia Town Center(17)	Valencia, CA	1991	2012	1,071,103	97.2%	17.57	120.5
Marketfair	West Windsor, NJ	1987	2006	242,662	95.7%	29.71	106.5
Plaza America	Reston, VA	1995	2014	164,398	89.9%	28.40	106.0
Mazza Gallerie	Washington, D.C.	1975	2004	294,112	86.8%	14.19	92.8
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100.0%	34.29	88.0	(4)
South Denver Marketplace	Denver, CO	1996-1998	2013	261,135	100.0%	15.89	70.8
Publix at Weston Commons	Weston, FL	2005	2006	126,922	100.0%	28.05	68.2
Northpark Village Square	Valencia, CA	1996	2011	87,094	95.5%	29.30	47.6
Southside at McEwen	Franklin, TN	2012	2014	92,470	98.6%	26.01	47.6
401 West 14th Street(19)	New York, NY	1923, 2007	2014	62,200	100.0%	145.87	38.9
1619 Walnut Street	Philadelphia, PA	1937, 2013	2013	34,047	100.0%	38.96	23.2

Subtotal—Retail Properties					94.5%		$2,805.6

OTHER COMMERCIAL PROPERTIES
425 Park Avenue(11)	New York, NY	N/A	2011	NA	NA	N/A	$440.0
Storage Portfolio(12)	Various, U.S.	1972, 1990	2003	1,676,992	92.1%	17.52	132.9

Subtotal—Other Commercial Properties							$572.9

Subtotal—Commercial Properties					92.3%		$14,379.9

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
RESIDENTIAL PROPERTIES
Palomino Park	Highlands Ranch, CO	1996-2001	2005	N/A	92.4%	N/A	$302.6	(4)
The Corner	New York, NY	2010	2011	N/A	93.4%	N/A	265.0	(4)
The Colorado	New York, NY	1987	1999	N/A	94.0%	N/A	263.6	(4)
The Woodley	Washington, D.C.	2014	2014	N/A	83.0%	N/A	203.3
MiMA(16)	New York, NY	2010	2012	N/A	95.2%	N/A	199.0
The Louis at 14th	Washington, D.C.	2013-2014	2014	N/A	86.6%	N/A	182.6
Houston Apartment Portfolio	Houston, TX	1984-2004	2006	N/A	95.5%	N/A	175.5
250 North 10th Street	Brooklyn, NY	2014	2015	N/A	85.5%	N/A	171.0
Stella	Marina Del Rey, CA	2013	2013	N/A	93.4%	N/A	170.8
Mass Court	Washington, D.C.	2004	2012	N/A	95.7%	N/A	169.1	(4)
The Manor at Flagler Village	Fort Lauderdale, FL	2014	2015	N/A	89.5%	N/A	150.5
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	96.3%	N/A	141.4	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	91.5%	N/A	135.9
Holly Street Village	Pasadena, CA	1997	2013	N/A	87.2%	N/A	130.7
The Palatine	Arlington, VA	2008	2011	N/A	92.4%	N/A	126.9	(4)
Kierland Apartment Portfolio	Scottsdale, AZ	1996-2000	2006	N/A	90.4%	N/A	119.7	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	92.5%	N/A	106.0	(4)
Union—South Lake Union	Seattle, WA	2012	2015	N/A	82.4%	N/A	105.0
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	94.0%	N/A	93.1
Casa Palma	Coconut Creek, FL	2014	2015	N/A	94.9%	N/A	92.7
Township Apartments	Redwood City, CA	2014	2014	N/A	94.7%	N/A	88.4
Circa Green Lake	Seattle, WA	2009	2012	N/A	92.5%	N/A	87.9
Residence at Rivers Edge	Medford, MA	2009	2011	N/A	93.2%	N/A	87.5
Regents Court	San Diego, CA	2001	2002	N/A	92.8%	N/A	87.1	(4)
Oceano at Warner Center	Woodland Hill, CA	2012	2013	N/A	94.3%	N/A	82.5
The Caruth	Dallas, TX	1999	2005	N/A	95.3%	N/A	81.8	(4)
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	96.7%	N/A	71.7
The Maroneal	Houston, TX	1998	2005	N/A	91.6%	N/A	57.0
The Manor Apartments	Plantation, FL	2013	2014	N/A	93.4%	N/A	54.0
The Pepper Building	Philadelphia, PA	1927, 2010	2011	N/A	94.6%	N/A	53.2
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	92.2%	N/A	58.0
The Cordelia	Portland, OR	2014	2015	N/A	91.1%	N/A	48.5
Cliffs at Barton Creek	Austin, TX	1994	2013	N/A	92.9%	N/A	46.4

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Westcreek	Westlake Village, CA	1988	1997	N/A	88.1%	N/A	$45.1
The Ashton	Washington, D.C.	2009	2015	N/A	85.7%	N/A	41.2

Subtotal—Residential Properties					92.0%		$4,294.7

Total—All Properties—Percent Leased					92.2%		$18,674.6

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2015. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Notes to Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)	Investment was formerly named Ten & Twenty Westport Road.

(6)	This property is held in a joint venture with EOP Operating LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(7)

The Account owns a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and 0.05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(8)

This investment is held in a joint venture with DDR Corp. and consists of 25 properties located in 11 states. Fair Value shown reflects the value of the Account’s 85% interest in the joint venture, net of debt.

(9)	These investments are held in a joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(10)

This investment is held in a joint venture with Weingarten Realty Investors and contains two neighborhood and/or community shopping centers located in the Orlando and Tampa, Florida areas. Fair value shown reflects the value of the Account’s 80% interest in the joint venture.

(11)	Represents a fee interest encumbered by a ground lease real estate investment.

(12)	This investment is held in a joint venture with Storage USA. Fair value shown reflects the value of the Account’s 75% interest in the joint venture, net of debt.

(13)	This property is held in a joint venture with SCD 400 Fairview, LLC. Fair value shown reflects the value of the Account’s 90% interest in the joint venture, net of debt.

(14)	This property is held in a joint venture with Allianz US Private REIT LP. Fair value shown reflects the Account’s 51% interest in the joint venture, net of debt.

(15)	Fair value shown reflects both the retail property and the Account’s 33.3% interest in a joint venture investment.

(16)	This property is held in a joint venture with RGM 42 LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(17)	This property is held in a joint venture with Valencia Town Center Associates LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(18)	This property is held in a joint venture with Norges Bank Investment Management. Fair value shown reflects the value of the Account’s 50.1% interest in the joint venture, net of debt.

(19)	This property is held in a joint venture with Taconic Investment Partners LLC. Fair value shown reflects the value of the Account’s 42.2% interest in the joint venture, net of debt.

(20)	This property is held in a joint venture with ARE - MA Region No. 54 LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(21)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 40% interest in the joint venture, net of debt.

(22)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 49.9% interest in the joint venture, net of debt.

Commercial (Non-Residential) Investments

At December 31, 2015, the Account held 88 commercial (non-residential) investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Eighteen of these investments were held through joint ventures, and 16 were subject to mortgages (including nine joint venture investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.

Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•	Office. 34 investments containing approximately 16.4 million square feet located in ten states and the District of Columbia.

•

Industrial. 32 investments containing approximately 30.3 million square feet located in nine states. One of the industrial investments no longer contains an active property but the joint venture investment has not been dissolved; it is not included in the square footage or fair value calculation.

•

Retail. 20 investments containing approximately 14.5 million square feet located in 15 states and the District of Columbia. One of the retail investments is an 85% interest in a portfolio containing 25 individual retail shopping centers primarily located throughout the Eastern and Southern regions.

•	Other-Land (425 Park Avenue). The Account has a leasehold interest real estate investment encumbered by a ground lease located in New York, NY.

•	Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2015 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties

BHP Petroleum (Americas), Inc.(1)	782,956	4.8%	1.2%
Microsoft Corporation(2)	479,193	2.9%	0.8%
Crowell & Moring LLP(2)	399,471	2.4%	0.6%
The Bank of New York Mellon Corporation(3)(4)	374,610	2.3%	0.6%
Atmos Energy Corporation(2)	312,238	1.9%	0.5%
Biogen MA Inc(1)	305,212	1.9%	0.5%
Fibrogen Inc(1)	234,249	1.4%	0.4%
Bridgewater Associates LP(1)	227,883	1.4%	0.4%
Pearson Education, Inc.(2)	225,299	1.4%	0.4%
Orrick Herrington Sutcliffe LLP(1)	216,291	1.3%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties

Wal-Mart Stores, Inc.(2)	1,099,112	3.6%	1.7%
Regal West Corporation(2)	1,022,989	3.4%	1.6%
Restoration Hardware, Inc.(2)	886,052	2.9%	1.4%
Kumho Tire U.S.A. Inc.(2)	830,485	2.7%	1.3%
Exel Inc(2)	800,000	2.6%	1.3%
Del Monte Fresh Produce, N.A., Inc.(2)	689,660	2.3%	1.1%
R.R Donnelley & Sons Company(2)	659,157	2.2%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.2%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.1%	1.0%
Mohawk Carpet Distribution LP(2)	616,992	2.0%	1.0%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties

Dick’s Sporting Goods, Inc.(1)	415,902	2.6%	0.7%
Kohl’s Corporation(1)	349,777	2.1%	0.6%
Ross Stores, Inc.(1)	346,072	2.1%	0.5%
PetSmart, Inc.(3)	332,745	2.0%	0.5%
J.C. Penney Corporation, Inc (1)	327,027	2.0%	0.5%
Sears, Roebuck & Co. (1)	304,465	1.9%	0.5%
Michael’s Stores, Inc.(3)	267,821	1.6%	0.4%
Best Buy Co., Inc.(3)	266,891	1.6%	0.4%
Wal-Mart Stores, Inc.(2)	258,509	1.6%	0.4%
Bed Bath & Beyond, Inc.(3)	239,347	1.5%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly owned property investments.

(3)	Tenant occupied space within wholly owned property investments and joint venture investments.

(4)	Tenant occupied space within an investment that has been sold subsequent to date of this report.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2026 and after, in the Account’s commercial (non-residential) properties that are both wholly owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2015 or are month to month leases.

Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2016	165	$30.7	2.4%	1,540,020	9.4%
2017	144	21.5	1.7%	1,189,415	7.3%
2018	129	31.2	2.4%	1,793,062	10.9%
2019	88	30.0	2.3%	1,400,565	8.5%
2020	97	39.6	3.1%	1,463,484	8.9%
2021	63	18.9	1.5%	1,682,837	10.3%
2022	43	15.5	1.2%	908,128	5.5%
2023	27	20.0	1.5%	635,624	3.9%
2024	28	19.4	1.5%	910,237	5.5%
2025	39	50.9	3.9%	1,609,026	9.8%
Thereafter	30	91.8	7.1%	1,267,258	7.7%

Total	853	$369.5	28.6%	14,399,656	87.7%

Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2016	90	$10.0	0.8%	4,304,348	14.2%
2017	87	7.6	0.6%	3,315,413	10.9%
2018	80	12.0	0.9%	5,490,494	18.1%
2019	53	6.4	0.5%	2,039,941	6.7%
2020	52	15.5	1.2%	5,624,321	18.6%
2021	19	7.0	0.5%	3,164,835	10.5%
2022	16	8.1	0.6%	3,165,221	10.5%
2023	6	2.0	0.2%	1,122,691	3.7%
2024	3	1.1	0.1%	690,208	2.3%
2025	6	3.6	0.3%	460,410	1.5%
Thereafter	3	0.7	0.1%	108,627	0.4%

Total	415	$74.0	5.8%	29,486,509	97.4%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases

2016	278	$16.0	1.2%	2,263,764	15.6%
2017	245	12.6	1.0%	1,737,169	12.0%
2018	224	16.2	1.3%	1,622,571	11.2%
2019	195	14.5	1.1%	1,622,322	11.2%
2020	209	15.8	1.2%	1,429,405	9.8%
2021	162	12.0	0.9%	1,542,349	10.6%
2022	87	6.0	0.5%	1,011,227	7.0%
2023	101	9.5	0.7%	713,429	4.9%
2024	78	8.4	0.7%	576,427	4.0%
2025	107	16.4	1.3%	861,453	5.9%
Thereafter	59	33.7	2.6%	843,032	5.8%

Total	1,745	$161.1	12.5%	14,223,148	98.0%

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

The following table details the leasing activity during the year ended December 31, 2015.

Leasing Activity (sq. ft.)

Vacant space beginning of year	5,926,550
Vacant space acquired during the year	1,023,143
Vacant space disposed of during the year	(904,848)
Vacant space placed into service during the year	(11,327,091)
Expiring leases during the year	10,143,014

Vacant space end of year	4,860,768

Average remaining lease term*	47 Months

*	Includes office, industrial and retail properties.

Based on leases in place at December 31, 2015, leases representing approximately 12.9% of net rentable area are scheduled to expire throughout 2016. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.

Residential Properties

The Account’s residential property investment portfolio consisted of 35 properties as of December 31, 2015, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings, including one investment held in a joint venture. The portfolio contains approximately 11,000 units located in 11 states and the District of Columbia. The portfolio was 92.0% leased as of December 31, 2015. Eleven of the residential properties in the portfolio are subject to mortgages, including one joint venture investment. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2015, the Account’s residential properties had an aggregate fair value of approximately $4.3 billion.

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2015.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)	Avg. Rent Per Unit/ Per Month

Palomino Park(1)	Highlands Ranch, CO	1,184	1,096	$1,745
Houston Apartment Portfolio(1)	Houston, TX	877	1,158	1,723
Kierland Apartment Portfolio(1)	Scottsdale, AZ	724	1,048	1,176
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	889	1,453
MiMA	New York, NY	500	740	5,024
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,588
The Manor at Flagler Village	Fort Lauderdale, FL	382	964	2,271
Holly Street Village	Pasadena, CA	374	875	2,051
Mass Court	Washington, DC	371	834	2,394
Casa Palma	Coconut Creek, FL	350	1,123	2,010
The Caruth	Dallas, TX	338	1,168	1,893
The Maroneal	Houston, TX	309	928	1,566
Union—South Lake Union	Seattle, WA	284	696	1,854
The Louis at 14th	Washington, DC	268	665	2,818
The Palatine	Arlington, VA	262	1,055	2,706
Regents Court	San Diego, CA	251	886	1,986
Larkspur Courts	Larkspur, CA	248	1,001	2,849
Stella	Marina Del Rey, CA	244	970	3,216
Oceano at Warner Center	Woodland Hill, CA	244	935	2,035
250 North 10th Street	Brooklyn, NY	234	676	3,093
Residences at Rivers Edge	Medford, MA	222	955	2,628
The Woodley	Washington, DC	212	1,117	5,083
Cliffs at Barton Creek	Austin, TX	210	952	1,595
The Colorado	New York, NY	204	666	4,568
Circa Green Lake	Seattle, WA	199	765	2,052
The Manor	Plantation, FL	197	977	2,008
The Corner	New York, NY	196	837	6,157
The Legacy at Westwood	Los Angeles, CA	187	1,181	4,176
The Pepper Building	Philadelphia, PA	185	820	2,053
Prescott Wallingford Apartments	Seattle, WA	154	665	1,754
The Cordelia	Portland, OR	135	667	1,657
Township Apartments	Redwood City, CA	132	914	3,479
Westcreek	Westlake Village, CA	126	951	2,265
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	3,493
The Ashton	Washington, D.C.	49	1,631	4,743

(1)	Represents a portfolio containing multiple properties.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2015 to December 31, 2015, the high and low accumulation unit values for the Account were $362.925 and $335.860, respectively. For the period January 1, 2014 to December 31, 2014, the high and low accumulation unit values for the Account were $335.910 and $298.817, respectively.

Holders. The approximate number of Account contract owners at December 31, 2015 was 1,030,000.

Dividends. Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

Use of Proceeds. Not applicable.

Purchases of Equity Securities by Issuer. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be considered in conjunction with the Account’s consolidated financial statements and notes provided in this Form 10-K (amounts in millions except for per accumulation unit amounts).

	Years Ended December 31,
	2015	2014	2013	2012	2011
Investment income:
Real estate income, net	$486.2	$457.0	$391.0	$388.7	$435.6
Income from real estate joint ventures and limited partnerships	140.1	148.1	104.7	80.9	86.4
Dividends and interest	57.6	47.7	45.1	35.3	22.4

Total investment income	683.9	652.8	540.8	504.9	544.4
Expenses	182.9	163.0	145.1	136.7	121.3

Investment income, net	501.0	489.8	395.7	368.2	423.1
Net realized and unrealized gains on investments and mortgage loans payable	1,145.4	1,628.4	1,060.2	1,011.2	1,076.0

Net increase in net assets resulting from operations	1,646.4	2,118.2	1,455.9	1,379.4	1,499.1
Participant transactions, net	884.6	802.9	916.3	894.8	1,225.0
TIAA redemption of Liquidity Units	—	—	(325.4)	(940.3)	—

Net increase in net assets	$2,531.0	$2,921.1	$2,046.8	$1,333.9	$2,724.1

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total assets	$24,399.4	$22,408.7	$19,417.1	$17,378.6	$15,749.9
Total liabilities	2,039.4	2,579.7	2,509.2	2,517.5	2,222.7

Total net assets	$22,360.0	$19,829.0	$16,907.9	$14,861.1	$13,527.2

Number of per accumulation unit amounts	60.4	57.9	55.3	53.3	53.4

Net asset value, per accumulation unit	$362.773	$335.393	$298.872	$272.569	$247.654

Mortgage loans payable	$1,794.4	$2,373.8	$2,279.1	$2,282.6	$2,028.2

Quarterly Selected Financial Data

The following quarterly selected unaudited financial data for each full quarter of 2015 and 2014 are derived from the consolidated financial statements of the Account for the years ended December 31, 2015 and 2014 (amounts in millions).

	2015				Year Ended December 31, 2015
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$103.5	$125.9	$135.2	$136.4	$501.0
Net realized and unrealized gain on investments and mortgage loans payable	490.4	149.3	287.2	218.5	$1,145.4

Net increase in net assets resulting from operations	$593.9	$275.2	$422.4	$354.9	$1,646.4

Total return	2.98%	1.33%	2.00%	1.63%	8.16%

	2014				Year Ended December 31, 2014
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$106.9	$128.5	$124.7	$129.7	$489.8
Net realized and unrealized gain on investments and mortgage loans payable	289.1	457.5	303.2	578.6	1,628.4

Net increase in net assets resulting from operations	$396.0	$586.0	$427.9	$708.3	$2,118.2

Total return	2.33%	3.32%	2.32%	3.73%	12.22%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE ACCOUNT’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

Joint Venture Investments: The risks associated with joint ventures organized as limited partnerships or limited liability companies, as applicable, including the risk that a co-venturer may have interests or goals inconsistent with that of the Account, that a co-venturer may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including:

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2015 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2015 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators and expectations for 2016 and 2017 are summarized in the table below. According to the “second” estimate from the U.S. Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) grew at a modest 1.0% annual rate in the fourth quarter of 2015 following growth of 2.0% in the third quarter. However, GDP grew at a 2.4% rate for all of 2015, which was the same rate as in 2014. Estimated growth in the fourth quarter was soft but in-line with economists’ expectations due primarily to weaker consumer spending, a decline in exports, and slower buildup of business inventories. The decline in exports, which reduced GDP growth by 0.34 percentage points, was due in large part to the strength of the dollar which made U.S. goods more expensive in foreign markets. Consumer spending, which accounts for over two-thirds of economic activity, grew at a 2.0% annual rate following growth of 3.0% in the third quarter with weaker spending likely related to warmer than average winter temperatures in much of the country. However, healthy job growth and lower oil and gasoline prices continued to benefit household budgets and could result in stronger spending during 2016. Residential fixed investment remained strong, supported by the ongoing recovery in the housing market. Despite softer overall growth in the fourth quarter, Blue Chip economists expect economic growth to remain healthy in 2016 and 2017.

Economic Indicators*

	3Q 2015	4Q 2015	2015	Forecast
				2016	2017
Economy(1)
Gross Domestic Product (GDP)	2.0%	1.0%	2.4%	2.1%	2.4%
Employment Growth (Thousands)	576	837	2,735	2,200	N/A
Unemployment Rate	5.1%	5.0%	5.3%	4.8%	4.5%
Interest Rates(2)
10 Year Treasury	2.2%	2.2%	2.1%	2.4%	3.0%

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated time period.

Following its December meeting, the Federal Open Market Committee (“FOMC”) raised interest rates for the first time since effectively setting interest rates at zero percent in December 2008. In raising the target range for the federal funds rate to 1/4 to 1/2 percent, the FOMC noted the considerable improvement in labor market conditions and the expectation that inflation will likely rise closer to its 2.0% objective once the benefits of declining energy prices dissipate. The FOMC also suggested that future increases were likely but that they would occur gradually in order to provide time for businesses and consumers to make necessary adjustments. Materials released following the meeting indicated that three or four 1/4 percent increases could occur in 2016. However, that timetable appears to have changed as financial market volatility increased significantly during January 2016 due to concerns about the implications of slowing growth in China and a plunge in oil prices.

Financial markets were largely stable during the fourth quarter of 2015. The S&P 500 gained 6% while the yield on the 10 Year Treasury increased from 2.2% to 2.3% as the market anticipated and then reacted to the FOMC’s move. However, financial markets volatility spiked in January 2016 with the S&P down 9% at one point and the yield on the 10 Year Treasury falling below 2.0%. Oil prices fell below $30 per barrel which heightened investors’ fears about slowing global growth, the potential impacts on commodity-driven emerging economies, and weaker earnings for U.S. companies with international exposure. Investors in turn fled emerging markets and high yield corporate bonds for safe haven investments like the 10 Year Treasury. The financial markets turmoil has altered expectations about future FOMC interest rate increases, with economists now expecting a single increase in 2016.

Despite seemingly solid prospects for the U.S. economy, global recession fears have risen. Concerns are related to the maturity of the current economic cycle, weakness in oil and commodity prices, and the uncertain prospects for the Chinese economy. Growth in the U.S. has also moderated but fundamentals remain sound and the types of imbalances that were present at prior U.S. economic downturns are not currently evident. The current consensus of leading economists surveyed for February 1, 2016 edition of Blue Chip Financial Forecasts is for GDP to grow 2.3% in the first quarter of 2016 and 2.5% in the second quarter. The strength of the dollar will continue to slow manufacturing and production but growth will be sustained by ongoing job gains, healthy consumer spending, modest wage increases, and further housing market improvements.

Risks to the economic forecast and to global growth prospects in general include rising geopolitical tensions, a further decline in oil prices, and turmoil in the foreign exchange markets resulting from the divergent monetary policies of global central banks. Geopolitical risks include escalation of the conflict in Syria and tensions between Saudi Arabia and Iran. Further declines in the price of oil could result in additional payroll and spending cuts from U.S. energy companies both domestically and internationally. Further declines in the price of oil could also undermine the budgets and social programs of oil dependent countries and ultimately lead to unrest. Divergent central bank policies could produce turmoil in foreign exchange markets as China’s devaluation of the yuan contributed to January’s financial markets turmoil. The Bank of Japan followed with an unexpected move to lower a key interest rate to negative 0.1% in an attempt to boost economic growth which has lagged for decades. Another round of global monetary easing may be on the horizon, including additional stimulus from the European Central Bank. Further global easing will likely be welcomed by the markets but the moves by global central banks may hamper the FOMC’s normalization efforts and lead to further turmoil in the foreign exchange market. Unsettled financial markets conditions, in turn, could constrain hiring and capital spending by U.S. companies. At its January meeting, the FOMC voted not to increase interest rates noting the slowing of the U.S. economy and the recent financial markets volatility: “The Committee is closely monitoring global economic and financial developments and is assessing their implications for the labor market and inflation, and for the balance of risks to the outlook.”

U.S. economic indicators remain healthy despite the recent financial markets upheaval. Blue Chip economists expect GDP growth of roughly 2.5% throughout 2016 which is reflective of expectations of slower growth in the global economy. Employment is expected to increase by 2.2 million as compared with over 2.5 million in 2015. The expected deceleration in employment growth is largely attributable to the shrinking numbers of available skilled workers as the unemployment rate has fallen to 5.0% as of December 2015. Ongoing employment growth should ultimately result in growth in wages, which coupled with depressed oil and gas prices, should support a healthy level of consumer spending. To date, consumers have saved a disproportionate share of this unexpected gain. Further improvement in home sales and housing construction should also generate ancillary economic benefits from increases in construction employment and spending on home furnishings. GDP and employment growth of this magnitude, in turn, would provide the backdrop for further strength in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets and sales activity remained healthy during the fourth quarter of 2015. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicate that tenant demand for space remained steady across all property sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved further in all property sectors during the fourth quarter. Data from Real Capital Analytics indicate that sales of office, industrial, retail, multi-family, and other commercial properties totaled $150 billion in the fourth quarter of 2015 as compared with $109 billion in the third quarter of 2015 and $125 billion in the fourth quarter of 2014. For the year, property sales totaled $509 billion, up 24% compared with 2014.

Green Street Advisors’ Commercial Property Price Index increased 1.8% during the fourth quarter of 2015 following a 2.1% increase in the third quarter of 2015. For the year, prices increased 10%, matching 2014’s gains. However, Green Street Advisors believes that property prices could be lower at the end of 2016. Their base-case scenario of a modest 5% decline in prices is based on signals emanating from the REIT market, where company share prices have fallen below average net asset values, and the corporate bond market, where real estate capitalization rates have fallen slightly below corporate bond yields. There are caveats, notably that the recent spike in corporate bond yields is due primarily to weakness in the energy and commodities sectors and that removing these companies from the corporate bond yield index significantly weakens the implications. While the general market consensus differs markedly from Green Street’s expectations, caution is nonetheless warranted.

The NAREIT All Equity REIT index registered a 7.7% gain during the fourth quarter of 2015 following a 1.0% gain in the third quarter. For the year, REITs gained 2.8%. Fourth quarter’s gains were partly attributable to a rebound in share prices due to weakness in the sector and the overall stock market earlier in the year. REITs were also affected by the market volatility in early 2016, with the NAREIT All Equity REIT index declining 3.5% during January. While REITs have historically exhibited higher return volatility than privately owned commercial real estate, NAREIT All Equity returns have been positive over the most recent three, five, seven and ten year periods. In its February 1, 2016 Real Estate Securities Monthly report, Green Street Advisors concluded that REIT share prices on average were in the low end of its “pricey” range based on a comparison to the fixed-income market and S&P 500.

Commercial property returns were positive for the 24th consecutive quarter in the fourth quarter of 2015. For the quarter ending December 31, 2015, preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight returns, net of fees, were 3.21%, compared to the total return in the third quarter 2015 of 3.40%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of December 31, 2015 are provided in the following table. These markets represent 50.2% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Value**	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio***	Metro Area Fair Value as a % of Total Investments***

Washington-Arlington-Alexandria, DC-VA-MD-WV	86.7%	14	13.8%	10.7%
New York-Jersey City-White Plains, NY-NJ	94.5%	12	13.2%	10.2%
Los Angeles-Long Beach-Glendale, CA	79.1%	13	10.7%	8.3%
Boston, MA	94.4%	4	6.3%	4.9%
Seattle-Bellevue-Everett, WA	85.6%	6	6.2%	4.8%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

**

Account metro area exposure as determined by the US Office of Management and Budget’s 2010 standards for delineating metropolitan areas. Exposure was previously determined based on the 2000 standards. The new standards have had no material impact on the Account exposure in its top metropolitan markets.

***	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

As discussed in detail below, the market value weighted occupancy of properties in the Los Angeles metropolitan area averaged 79.1% due to high vacancy in the Account’s largest office property in that market. However, occupancy increased from 76.8% at the end of the third quarter as re-leasing of available space has begun. Excluding this property, the weighted average occupancy of the Account’s properties in the Los Angeles metropolitan area is 88.1%. The market value weighted occupancy in the Washington, DC metropolitan area is relatively low but improving in large part because of two newly constructed apartment properties that were vacant when acquired but are now completing their initial lease-up.

Office

According to CBRE-EA, the national office vacancy rate declined to 13.2% in the fourth quarter of 2015 as compared to 13.4% in the third quarter of 2015. The national office vacancy rate is now at its lowest level since second quarter 2008. Office fundamentals remained healthy in 2015 due to steady demand and modest construction which resulted in average rent growth of 4% over the year.

In the fourth quarter of 2015, the vacancy rate for the Account’s office portfolio declined to 12.2% from 14.0% in the third quarter of 2015. The decrease in the Account’s office vacancy rate was due to vacancy rate declines in four of its top five markets. In Washington DC, the Account’s top office market, the average vacancy rate of the Account’s properties, which was 12.9% compared to the 15.5% market average, has declined gradually in recent quarters although market leasing activity remains slow as a result of weaker demand from federal government agencies and law firms. The average vacancy of the Account’s properties in Boston declined to 7.0% in the quarter due to recent leasing at one of the Account’s larger properties. There is minimal vacancy in the Account’s San Francisco properties as well as the overall market. The average vacancy rate of the Account’s largest properties in Los Angeles is elevated due in large part to two large tenants moving out of one of the Account’s largest properties earlier in the year. The property is held in a joint venture and Management has known for some time that the moves were planned upon lease expiration and has already been marketing the space to prospective tenants. A sizeable portion of the space has already been leased for the expansion of two existing tenants in the building who will take occupancy in 2016, after tenant improvements are completed. Los Angeles’s office market fundamentals are healthy, and re-leasing of the remaining space is expected to generate incremental income since current market rents are higher than the existing tenants’ rent. The average vacancy rate of the Account’s properties in Seattle increased to 13.2% due to a recent acquisition which was 75% leased when acquired. The Account acquired a 90% interest in the newly constructed building, with the remaining space expected to lease quickly given the building’s very desirable location approximately one block from Amazon’s main campus.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q4	2015 Q3	2015 Q4	2015 Q3

Account / Nation			12.2%	14.0%	13.2%	13.4%

Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,510.9	6.3%	12.9%	13.1%	15.5%	16.1%
Boston, MA	1,145.0	4.7%	7.0%	10.9%	9.0%	10.3%
San Francisco-Redwood City-South San Francisco, CA	1,010.0	4.2%	2.4%	4.6%	6.3%	6.5%
Los Angeles-Long Beach-Glendale, CA	916.1	3.8%	37.8%	42.2%	14.4%	14.8%
Seattle-Bellevue-Everett, WA	914.4	3.8%	13.2%	9.8%	9.9%	9.6%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the value-weighted percentage of unleased space.

Historically, the financial services sector has been a significant source of office space demand. While new industry regulations in the wake of the previous recession have slowed companies’ appetite for new space, demand is picking up as the financial services sector added 39,000 jobs in the fourth quarter of 2015 and 36,000 in the third quarter. Professional and business services have also been a significant source of demand as the sector added 199,000 jobs in the fourth quarter and 121,000 in the third quarter. One exception within the sector has been legal services where employment is growing slowly and firms are economizing on space by reducing per employee space allocations and eliminating conference rooms and libraries, a law industry trend which is likely to persist through 2016. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York where rent growth again surpassed the national average in 2015. Houston, on the other hand, had benefited from growth in energy-related industries but recent declines in the price of oil have significantly reduced space demand from the sector, and caused asking rents to decline. On the whole, U.S. office market conditions should remain healthy during 2016 and support moderate rent growth given current employment growth and market conditions in most major metropolitan areas.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. U.S. industrial market conditions remained healthy in the fourth quarter due to the ongoing growth of the U.S. economy. During the fourth quarter of 2015, the national industrial availability rate fell to 9.4% as compared to 9.6% in the third quarter of 2015. The national industrial availability rate has declined steadily from a peak of 14.5% in mid-2010. The improvement in market conditions came despite a slowdown in exports and manufacturing activity due to the appreciation of the dollar. The decline in exports, however, was offset by an increase in imports which drives warehouse demand at port markets. Industrial production also declined at a 3.4% annual rate in the fourth quarter due in large part to reduced oil and gas drilling and well maintenance. Despite the weakness in selected fundamental indicators, market conditions improved across the country. Nationally, rent growth averaged 3.7% in 2015, with rent growth in port markets like New York, Oakland and Miami above the national average.

The vacancy rate for the Account’s industrial property portfolio declined to an average of 6.5% in the fourth quarter of 2015 compared with 8.1% in the third quarter of 2015. As shown in the table below, the average vacancy rate of the Account’s properties in each of its top five markets remained below their respective market averages. The Account’s overall vacancy rate also declined during the quarter due to increased leasing in larger properties in Chicago and Atlanta. The average vacancy of the Account’s properties in Riverside increased to 6.6% in the quarter due to the acquisition of a pair of recently constructed properties, one of which was vacant when acquired; however, a lease for the entire vacant building has been executed and the tenant will take occupancy after tenant improvements are completed in 2016.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q4	2015 Q3	2015 Q4	2015 Q3

Account / Nation			6.5%	8.1%	9.4%	9.6%

Riverside-San Bernardino-Ontario, CA	$870.8	3.6%	6.6%	2.8%	7.3%	7.1%
Los Angeles-Long Beach-Glendale, CA	269.3	1.1%	4.2%	3.0%	4.4%	4.5%
Tacoma-Lakewood, WA	241.5	1.0%	1.6%	5.3%	5.8%	6.0%
Dallas-Plano-Irving, TX	239.9	1.0%	1.6%	2.9%	9.7%	10.4%
New York-Jersey City-White Plains, NY-NJ	200.3	0.8%	0.0%	0.0%	10.1%	10.4%

*	Source: CBRE-EA.

Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic and socio-economic forces including job growth, household formations, and changes in the U.S. homeownership rate. U.S. apartment markets remained tight despite an increase in construction. The national vacancy rate averaged 4.7% in the fourth quarter of 2015 as compared with 4.3% in the third quarter of 2015. Rent growth averaged 4.6% nationally, with strong growth in metro areas with sizeable technology sectors like San Francisco and San Jose and fast growing metros in the South and Southeast like Dallas, Phoenix, and Fort Lauderdale. Rent growth is expected to moderate in 2016 given anticipated construction as multi-family permits, an indicator of future supply, have risen to their highest level in three decades. However, recent unit demand has been robust, and apartment demand remains healthy due to favorable demographic trends including the growing numbers and strengthening employment growth of 25 to 34 year-olds who are largely renters.

The vacancy rate of the Account’s multi-family portfolio decreased marginally to an average of 8.0% in the fourth quarter of 2015. The Account’s vacancy rate is typically higher than both the national average and metro market averages in large part because Management, like many other large apartment owners, utilizes revenue optimization software to maximize rental income and therefore must maintain a sufficient stock of available units for anticipated demand at peak leasing seasons. The Account’s vacancy rate also reflects ongoing renovation programs at several complexes where units are being held vacant for renovation. The average vacancy rate of the Account’s properties in New York is reflective of a renovation program at one of the properties where smaller units will be combined into larger units that are in greater demand and which command higher rents. In Washington DC, the portfolio vacancy rate declined to 9.2% as two recently acquired projects which were vacant when acquired continue to lease and approach stabilization.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2015 Q4	2015 Q3	2015 Q4	2015 Q3

Account / Nation			8.0%	8.2%	4.7%	4.3%

New York-Jersey City-White Plains, NY-NJ	$898.6	3.7%	7.3%	7.0%	3.4%	3.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	829.2	3.4%	9.2%	12.0%	4.9%	4.4%
Los Angeles-Long Beach-Glendale, CA	525.3	2.2%	8.1%	8.7%	3.8%	3.8%
Denver-Aurora-Lakewood, CO	302.6	1.3%	6.8%	7.0%	5.2%	4.2%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	297.2	1.2%	7.6%	8.1%	4.1%	4.2%

*	Source: CBRE-EA.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail sales are driven by a variety of economic, demographic and socio-economic factors including job and wage growth, population growth, and household savings rates. Retail sales growth remained modest in the fourth quarter of 2015. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts increased 0.7% in the fourth quarter compared with fourth quarter 2014. Similarly, retail markets experienced minimal improvement in the quarter. Availability rates in neighborhood and community centers declined to 11.2% as of the fourth quarter of 2015 compared with 11.3% during the third quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 5.5% during the fourth quarter as compared with 5.3% in the third quarter. The vacancy rate of the Account’s retail portfolio remained below the national average due to the overall high quality of the retail portfolio as the vacancy rate for the large majority of the Account’s properties is less than 10%. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the Account’s square footage and have an average vacancy rate of 3.2%. With minimal vacancy, Management intends to drive income growth and value in the Account’s retail portfolio by selective renovations, replacing underperforming tenants, and other proactive management intensive activities.

Outlook

Commercial real estate fundamentals showed further improvement during the fourth quarter of 2015 due to ongoing employment growth, modest construction, and low interest rates. Competition for top properties remained intense, but commercial real estate continued to offer attractive returns relative to other asset classes. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy related markets are now grappling with the impacts of a sharp decline in oil prices which has caused oil companies to slash exploration budgets and increase layoffs. Conditions continue to remain weak in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors recovers. While the regional economic outlook differs, prospects for the U.S. economy as a whole are supportive of further strength in commercial real estate fundamentals. The global economic outlook is less clear, and geopolitical risks remain. Financial markets conditions are also unsettled and prolonged volatility could ultimately affect hiring and spending by U.S. corporations. While recession risks have risen, they remain low, and the U.S. economy appears well positioned for continued growth even if the global economy were to slow. Real estate market conditions should experience further improvement in 2016 provided U.S. economic conditions generally fall in line with economists’ forecasts.

Consistent with the Account’s investment strategy, the Account completed nine acquisitions in the fourth quarter of 2015. The properties consisted of one apartment building, five office buildings and three industrial buildings, two of which were partial acquisitions. The apartment building is located in a major East Coast market adjacent to an existing Account apartment complex while the industrial building is located in a major West Coast market. The five office buildings include joint venture interests in three life sciences office buildings located in San Francisco and Cambridge, two top medical/life sciences markets. The buildings are occupied by leading life sciences companies such as Biogen and FibroGen, and the Account’s partner is Alexandria Real Estate Equities, the nation’s premier lab space REIT. The remaining two office buildings are located in San Jose and Seattle, two top West Coast office markets.

There were three dispositions during the fourth quarter of 2015. The first was an industrial building in a non-target market. The second was a partial ownership interest in a Florida shopping center. The third disposition was a joint venture interest in the high rise portion of a Manhattan apartment complex which was sold to a condominium converter, with the Account retaining its 70% interest in the remaining 500 units in the lower floors of the complex. The sale enabled the Account to maintain exposure to a target apartment market and to benefit from incremental prices condominium converters are willing to pay for inventory. Investment activities during the quarter were consistent with the Account’s strategy of investing in high quality properties in target markets and reducing exposure to non-target markets and assets.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the fourth quarter of 2015, the Account’s holdings were 92.2% leased as compared with 91.4% as of the third quarter of 2015. During the fourth quarter of 2015, the Account generated a 1.63% total return. The Account’s real estate assets generated a leveraged 1.81% total return. As shown in the graph below, real estate asset returns for the fourth quarter of 2015 were the twenty-third consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, capital expenditures for existing properties, property and Account operating expenses, the Account’s targeted cash holdings, and the potential redemption of units from participants. Management plans to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves, with the ultimate goal of generating incremental Account returns, as well as maintaining the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent years and believes that the current interest rate environment can still provide opportunities to further reduce the overall weighted cost of capital and benefit Account returns by taking advantage of low cost, long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.0 billion portfolio consists of REIT stocks that closely replicates the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 7.5% during the fourth quarter of 2015, consistent with the 7.7% return in the NAREIT All Equity REIT index during quarter.

Based on the economic and real estate market outlook for 2016, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and on a limited basis, properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to invest internationally and in the U.S. student housing sector. Management will also evaluate additional opportunities to invest in commercial debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage backed securities. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and ongoing strength in U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of December 31, 2015

As of December 31, 2015, the Account had total net assets of $22.4 billion, a 12.8% increase from December 31, 2014. The increase in the Account’s net assets was primarily due to net participant inflows into the Account and net appreciation in value of the Account’s investments.

As of December 31, 2015, the Account owned a total of 123 real estate investments, of which 104 were wholly owned and 19 were held in joint ventures. The real estate portfolio included 34 office investments (including eight held in joint ventures), 32 industrial investments (including one held in a joint venture), 35 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities and one leasehold interest encumbered by a ground lease. Of the real estate investments, 27 are subject to debt (including 10 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of December 31, 2015 was $1.8 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2015 was $3.4 billion, which represented a loan to value ratio of 12.8%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 4.3% of total real estate investments and 3.3% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

During 2015, the Account purchased 13 wholly owned real estate investments for $1.2 billion and four joint venture investments for $679.6 million as displayed in the following table.

Property Investments Acquired in 2015

(In millions)
Property Name	Property Type	City	State	Net Acquisition Cost
Wholly Owned
837 Washington Street	Office	New York	NY	$190.8
Casa Palma	Apartments	Coconut Creek	FL	90.0
250 North 10th Street	Apartments	Brooklyn	NY	169.7
200 Milik Street	Industrial	Carteret	NJ	49.8
Beltway North Commerce Center	Industrial	Houston	TX	23.4
Union—South Lake Union	Apartments	Seattle	WA	112.6
The Cordelia	Apartments	Portland	OR	47.9
The Manor at Flagler Village	Apartments	Fort Lauderdale	FL	149.0
Pinto Business Park	Industrial	Houston	TX	93.2
Oakmont IE West Portfolio	Industrial	Fontana	CA	73.1
The Ashton	Apartments	Washington	DC	41.8
Stevenson Point	Industrial	Newark	CA	41.5
Castro Station	Office	Mountain View	CA	148.9

Total Wholly Owned				$1,231.7

Joint Ventures
400 Fairview(1)	Office	Seattle	WA	$225.4
1500 Owens Street(2)	Office	San Francisco	CA	73.7
225 Binney Street(3)	Office	Cambridge	MA	190.5
409-499 Illinois Street(4)	Office	San Francisco	CA	190.0

Total Joint Ventures				$679.6

Total				$1,911.3

(1)	The Account acquired a 90% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

(2)	The Account acquired a 49.9% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

(3)	The Account acquired a 70% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

(4)	The Account acquired a 40% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

During 2015, the Account sold two wholly owned real estate investments for a net sales price of $443.0 million and five assets held within three joint venture investments for a net sales price of $204.8 million, realizing a gain of $213.6 million.

Property Investments Sold in 2015

(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)	Mortgage Loan Payoff
Wholly Owned
50 Fremont	Office	San Francisco	CA	$621.4	$(200.0	)(4)
Summit Distribution Center	Industrial	Memphis	TN	21.6	—

Total Wholly Owned				$643.0	$(200.0)

Joint Ventures
East Lake Woodlands(1)	Retail	Palm Harbor	FL	$1.1	$—
International Drive(1)	Retail	Orlando	FL	26.1	—
Alafaya Square(1)	Retail	Oviedo	FL	23.1	—
Hillsboro Square(2)	Retail	Deerfield Beach	FL	37.6	(16.0)
MiMA Tower(3)	Apartments	New York	NY	175.7	(42.8)

Total Joint Ventures				$263.6	$(58.8)

Total				$906.6	$(258.8)

(1)	Properties held within the Florida Retail Portfolio investment (80% Account interest). The net sales price and mortgage loan payoff represents the Account’s share.

(2)	Property held within the DDR Joint Venture Investment (85% Account interest). The net sales price and mortgage loan payoff represents the Account’s share.

(3)	Property held within the MiMA joint venture investment (70% Account interest). The net sales price and mortgage loan payoff represents the Account’s share.
(4)	The mortgage was extinguished when assumed by the buyer.

The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at December 31, 2015.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.8%	17.1%	6.3%	0.3%	44.5%
Apartment	10.0	8.6	4.4	—	23.0
Retail	3.8	3.6	7.4	0.3	15.1
Industrial	1.5	8.0	4.0	0.8	14.3
Other(2)	2.6	0.3	0.1	0.1	3.1

Total	38.7%	37.6%	22.2%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$805.8	(2)	4.3%	3.3%
The Florida Mall	Orlando	FL	Retail	644.5	(3)	3.5	2.7
Colorado Center	Santa Monica	CA	Office	559.3	(4)	3.0	2.3
99 High Street	Boston	MA	Office	506.4		2.7	2.1
Fourth and Madison	Seattle	WA	Office	489.3	(5)	2.6	2.0
DDR Joint Venture	Various	USA	Retail	488.8	(6)	2.6	2.0
425 Park Avenue	New York	NY	Ground Lease	440.0		2.4	1.8
501 Boylston Street	Boston	MA	Office	434.3		2.3	1.8
Ontario Industrial Portfolio	Ontario	CA	Industrial	421.6		2.3	1.7
780 Third Avenue	New York	NY	Office	420.6	(7)	2.3	1.7

(1)

Fair Value as reported in the December 31, 2015 Consolidated Schedule of Investments. Wholly owned properties are represented at fair value and gross of any debt, while joint venture investments are represented at the net equity value.

(2)	This property is presented gross of debt. The value of the property less the fair value of leverage is $473.0 million.

(3)

This property is held in a joint venture with Simon Property Group, L.P., in which the Account holds a 50% interest, and is presented net of debt. As of December 31, 2015, this debt had a fair value of $186.0 million.

(4)	This property is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(5)	This property is presented gross of debt. The value of the property less the fair value of leverage is $289.4 million.

(6)

This investment is held in a joint venture with DDR Corp., in which the Account holds an 85% interest, and consists of 25 retail properties located in 11 states and is presented net of debt. As of December 31, 2015, this debt had a fair value of $678.1 million.

(7)	This property is presented gross of debt. The value of the property less the fair value of leverage is $252.4 million.

As of December 31, 2015, the Account held 77.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 11.0% of total investments, real estate-related equity securities representing 4.2% of total investments, U.S. Treasury securities representing 6.4% of total investments, real estate limited partnerships representing 0.6% of total investments and a loan receivable representing 0.4% of total investments.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Performance

The Account’s total return was 8.16% for the year ended December 31, 2015 as compared to 12.22% for the year ended 2014. The Account’s annualized total returns over the past one, three, five, and ten year periods ended December 31, 2015 were 8.16%, 10.00%, 10.60%, and 4.22%, respectively. As of December 31, 2015, the Account’s annualized total return since inception was 6.51%.

Net Investment Income

The table below shows the results of operations for the years ended December 31, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$919.1	$897.8	$21.3	2.4%
Real estate property level expenses:
Operating expenses	207.4	208.0	(0.6)	-0.3%
Real estate taxes	144.4	134.1	10.3	7.7%
Interest expense	81.1	98.7	(17.6)	-17.8%

Total real estate property level expenses	432.9	440.8	(7.9)	-1.8%

Real estate income, net	486.2	457.0	29.2	6.4%
Income from real estate joint ventures and limited partnerships	140.1	148.1	(8.0)	-5.4%
Interest	10.1	2.8	7.3	N/M
Dividends	47.5	44.9	2.6	5.8%

TOTAL INVESTMENT INCOME	683.9	652.8	31.1	4.8%

Expenses
Investment advisory charges	69.3	70.7	(1.4)	-2.0%
Administrative charges	56.9	44.9	12.0	26.7%
Distribution charges	23.9	17.3	6.6	38.2%
Mortality and expense risk charges	1.1	0.9	0.2	22.2%
Liquidity guarantee charges	31.7	29.2	2.5	8.6%

TOTAL EXPENSES	182.9	163.0	19.9	12.2%

INVESTMENT INCOME, NET	$501.0	$489.8	$11.2	2.3%

N/M—Not meaningful

Rental Income:

Rental income increased $21.3 million, or 2.4%, as a result of higher occupancy and rental rates primarily in the industrial, apartment and office sectors.

Operating Expenses:

Operating expenses decreased $0.6 million, or 0.3%, primarily related to net dispositions of real estate investments, offset by increases in repair and maintenance expense and leasing expenses in the apartment sector, due to increased occupancy.

Real Estate Taxes:

Real estate taxes increased $10.3 million, or 7.7%, due to higher property tax assessments resulting from increases in values across the real estate portfolio, particularly in the Eastern retail sector, as well as office and industrial sectors throughout various regions. Additional increases were associated with the net acquisitions of real estate investments.

Interest Expense:

Interest expense decreased $17.6 million, or 17.8%, primarily due to the payoff of mortgage loans, as well as the refinance of an existing mortgage loan, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $8.0 million, or 5.4%, due to several dispositions during the year, partially offset by increased rents at Miami International Mall and the Storage Portfolio.

Interest and Dividend Income:

Interest income increased as a result of Account’s investment in a loan receivable, while dividend income increased proportionately with the Account’s increased holdings of marketable securities.

Expenses:

The Account’s expenses increased $19.9 million or 12.2%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  Approximately half of the increases in administrative and distribution expenses were attributed to the increase in net assets. Other factors, such as higher allocated expenses related to the complexity of administering and distributing the Account, contributed to the remainder of the increase. Investment advisory, administrative and distribution charges were, collectively, 0.71% and 0.73% of average net assets during 2015 and 2014, respectively.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually; the current rate is effective April 24, 2015 through April 30, 2016, and is charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$215.4	$69.0	$146.4	N/M
Real estate joint ventures and limited partnerships	167.3	(34.7)	202.0	N/M
Marketable securities	235.8	65.4	170.4	N/M

Total realized gain on investments:	618.5	99.7	518.8	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	487.2	918.8	(431.6)	-47.0%
Real estate joint ventures and limited partnerships	288.6	372.0	(83.4)	-22.4%
Marketable securities	(255.1)	302.8	(557.9)	N/M
Loan receivable	0.6	—	0.6	N/M
Mortgage loans payable	5.6	(64.9)	70.5	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	526.9	1,528.7	(1,001.8)	-65.5%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,145.4	$1,628.4	$(483.0)	-29.7%

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

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $702.6 million for the year ended December 31, 2015, compared to $987.8 million of net realized and unrealized gains for 2014. The resulting $285.2 million decrease, when compared to the prior year, was primarily driven by market stabilizations across the sectors.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $455.9 million for the year ended December 31, 2015 compared to net realized and unrealized gains of $337.3 million for 2014. The resulting $118.6 million net increase, when compared to the previous year, was driven by an increase in valuation, most notably in the office and retail sectors.

Marketable Securities:

The Account’s marketable securities positions experienced net realized and unrealized losses of $19.3 million for the year ended December 31, 2015 compared to net realized and unrealized gains of $368.2 million for the year ended December 31, 2014. During 2015, the markets for REITs decreased in the U.S. as measured by the FTSE NAREIT All Equity REITs Index; the Account’s real estate related equity securities align with these market movements.

Additionally, the Account had $4.2 billion invested in government agency notes and U.S. Treasury Securities at December 31, 2015, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized gains of $5.6 million for the year ended December 31, 2015 compared to unrealized losses of $64.9 million for 2014. The increase in unrealized gains as compared to the previous year can be attributed to a reduction in US Treasury rates, offset by higher mortgage yields.

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

	Years Ended December 31,		Change
	2014	2013	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$897.8	$831.5	$66.3	8.0%
Real estate property level expenses and taxes:
Operating expenses	208.0	202.4	5.6	2.8%
Real estate taxes	134.1	121.3	12.8	10.6%
Interest expense	98.7	116.8	(18.1)	-15.5%

Total real estate property level expenses and taxes.	440.8	440.5	0.3	0.1%

Real estate income, net	457.0	391.0	66.0	16.9%
Income from real estate joint ventures and limited partnerships	148.1	104.7	43.4	41.5%
Interest	2.8	2.9	(0.1)	-3.4%
Dividends	44.9	42.2	2.7	6.4%

TOTAL INVESTMENT INCOME	652.8	540.8	112.0	20.7%

Expenses
Investment advisory charges	70.7	59.3	11.4	19.2%
Administrative charges	44.9	41.7	3.2	7.7%
Distribution charges	17.3	12.8	4.5	35.2%
Mortality and expense risk charges	0.9	0.8	0.1	12.5%
Liquidity guarantee charges	29.2	30.5	(1.3)	-4.3%

TOTAL EXPENSES	163.0	145.1	17.9	12.3%

INVESTMENT INCOME, NET	$489.8	$395.7	$94.1	23.8%

Rental Income:

Rental income increased $66.3 million, or 8.0%, due in part to a $20.4 million increase in the office sector driven by higher occupancy and rental rates in the San Francisco, Miami, and Washington, DC markets. The remaining sectors drove a $16.6 million increase as a result of increases in occupancy and rental rates. Additional increases were associated with the net acquisitions of real estate investments.

Operating Expenses:

Operating expenses increased $5.6 million, or 2.8%, primarily related to net acquisitions of real estate investments with marginal increases at existing real estate investments.

Real Estate Taxes:

Real estate taxes increased $12.8 million, or 10.6%, primarily due to higher property tax assessments resulting from increases in value across the real estate portfolio. Additional increases were associated with the net acquisitions of real estate investments.

Interest Expense:

Interest expense decreased $18.1 million, or 15.5%, primarily due to the payoff of mortgage loans associated with sold and existing real estate investments as well as the refinance of existing mortgage loans, reducing the overall average interest rate of the Account’s mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $43.4 million, or 41.5%, due to increased cash distributions driven by earnings primarily from the Account’s joint venture investments. The largest distributions were from the Account’s DDR, Four Oaks, Florida and Miami International Mall joint ventures.

Interest and Dividend Income:

Interest and dividend income remained relatively consistent as a ratio of marketable securities held during 2014 compared to 2013.

Expenses:

The Account’s expenses increased $17.9 million, or 12.3%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management. Investment advisory, administrative and distribution charges were, collectively, 0.73% and 0.72% of average net assets during 2014 and 2013, respectively.

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

Liquidity and Capital Resources

As of December 31, 2015 and 2014, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.2 billion and $3.9 billion, respectively (18.9% and 19.5% of the Account’s net assets at such dates, respectively).

Participant Flows: Year Ended December 31, 2015 compared to Year Ended December 31, 2014

During the year ended December 31, 2015, the Account received $2.9 billion in premiums from participants offset by participant outflows of $2.0 billion in annuity payments and withdrawals and death benefits. During the year ended December 31, 2014, the Account received $2.4 billion in premiums from participants offset by participant outflows of $1.6 billion in annuity payments, withdrawals and death benefits.

Liquidity Guarantee

Primarily as a result of significant net participant transfers out of the Account during late 2008 and mid-2009, pursuant to TIAA’s existing liquidity guarantee obligation, the TIAA General Account purchased $1.2 billion of liquidity units issued by the Account in a number of separate transactions between December 2008 and June 2009. Subsequent to June 2009, the TIAA General Account did not purchase any additional liquidity units. As disclosed under “Establishing and Managing the Account—the Role of TIAA—Liquidity Guarantee,” in the Account’s prospectus, in accordance with this liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.

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

TIAA’s obligation to provide Account participants liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the following paragraph, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Department of Financial Services, will continue. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.

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

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $501.0 million for the year ended December 31, 2015 as compared to $489.8 million during 2014. Total net investment income increased as described more fully in the Results of Operations section.

As of December 31, 2015, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 23.5% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2015, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of December 31, 2015, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 12.8%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of December 31, 2015, $34.7 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account are obligated to be paid throughout 2016. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the fourth quarter of 2015. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.

Purchases

Oakmont IE West Portfolio: Santa Ana—Fontana, CA

On October 6, 2015, the Account purchased a newly constructed 311,470 square foot industrial property located in Fontana, California for $30.2 million. The property was vacant at the time of purchase.

The Ashton—Washington, DC

On November 4, 2015, the Account purchased a 79,933 square foot, twelve-story, multi-family property located in Washington, DC for $41.8 million. The property was 100% leased at the time of purchase.

Stevenson Point—Newark, CA

On November 12, 2015, the Account purchased a five-building, 312,885 square foot industrial property located in Newark, California for $41.5 million. The property was 100% leased at the time of purchase.

Castro Station—Mountain View, CA

On November 20, 2015, the Account purchased a 114,809 square foot office property, consisting of two two-story buildings and one three-story building, located in Mountain View, California, for $148.9 million. The property was 100% leased at the time of purchase.

400 Fairview—Seattle, WA

On December 9, 2015, the Account purchased a 90% interest in a joint venture investment, which holds a 349,152 square foot office property located in Seattle, Washington, for $225.4 million (the Account’s share). At the time of purchase, the property was 75.5% leased.

1500 Owens Street—San Francisco, CA

On December 15, 2015, the Account purchased a 49.9% interest in a joint venture investment, which holds a 158,267 square foot office property located in San Francisco, California, for $73.7 million (the Account’s share). The property was 100% leased at the time of purchase.

225 Binney Street—Cambridge, MA

On December 16, 2015, the Account purchased a 70% interest in a joint venture investment, which holds an office property located in Cambridge, Massachusetts, for $190.5 million (the Account’s share). The six-story, 305,212 square foot property was 100% leased at the time of purchase.

409-499 Illinois—San Francisco, CA

On December 17, 2015, the Account purchased a 40% interest in a joint venture investment, which holds an office property located in San Francisco, California, for $190.0 million (the Account’s share). The 456,181 square foot, two building property was 100% leased at the time of purchase.

Pinto Business Park: Alfa Laval—Houston, TX

On December 22, 2015, the Account purchased a 103,000 square foot, newly constructed industrial property located in Houston, Texas for $20.7 million. This portion of the property was 100% pre-leased at the time of purchase.

Sales

Summit Distribution Center—Memphis, TN

On October 22, 2015, the Account sold an industrial property located in Memphis, Tennessee for a net sales price of $21.6 million, resulting in a realized loss from the sale of $1.6 million, the majority of which had been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $23.2 million.

DDR Joint Venture: Hillsboro Square—Deerfield Beach, FL

On December 10, 2015, the Account’s DDR joint venture investment, in which the Account holds an 85% interest, sold a retail property located in Deerfield Beach, Florida for a net sales price of $37.6 million (the Account’s share). The Account realized a gain of $6.6 million from the sale, the majority of which was previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $31.0 million. Debt associated with the property was extinguished concurrent with the sale of the property, as discussed in the Financings section.

Cobalt Industrial REIT

On December 31, 2015, Cobalt Industrial REIT, in which the Account held a 10.998% interest, was legally dissolved.

Heitman Value Partners Fund

On December 15, 2015, Heitman Value Partners Fund, in which the Account held an 8.43% interest, was legally dissolved.

MiMA: Tower—New York, NY

On December 21, 2015, the Account’s RGM 42, LLC joint venture investment, in which the Account holds a 70% interest, sold its interest in One MiMA Tower, located in New York, New York, for a net sales price of $175.7 million (the Account’s interest). The Account realized a gain of $8.6 million from the sale, the majority of which had been recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $167.1 million. Debt associated with the property was extinguished concurrent with the sale of the property, as discussed in the Financings section.

Financings

Publix at Weston Commons—Weston, FL

On October 1, 2015, the Account paid off a $35.0 million mortgage associated with the property.

401 West 14th Street—New York, NY

On October 28, 2015, the Account’s 401 West 14th Street, LLC joint venture investment, in which the Account holds an 42.2% interest, paid off its outstanding $36.5 million mortgage loan (the Account’s share) and entered into a new $37.5 million mortgage loan (the Account’s share) with a 4.03% fixed interest rate, maturing in November 2030.

DDR Joint Venture—Various, USA

On December 10, 2015, the Account’s DDR joint venture investment, in which the Account holds an 85% interest, paid $18.4 million dollars (the Account’s share) to release the Hillsboro Square asset from its inclusion as collateral in the DDR Debt Pool 5 in connection with its sale. Of the $18.4 million, $16.0 million was applied to fully extinguish the debt amount secured by the Hillsboro Square asset. The remaining $2.4 million was allocated among the remaining assets used as collateral to secure the debt pool.

MiMA: Tower—New York, NY

On December 21, 2015, concurrent with the sale of MiMA Tower, the Account’s RGM 42, LLC joint venture investment, in which the Account holds a 70% interest, extinguished its outstanding mortgage debt obligation of $42.8 million (the Account’s share) associated with the property.

Contractual Obligations

The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2015 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$34.7	$50.8	$13.8	$107.4	$156.2	$1,400.8	$1,763.7
Interest Payments(1)	69.6	67.3	65.4	64.1	59.1	145.0	470.5

Total Mortgage Loans Payable	$104.3	$118.1	$79.2	$171.5	$215.3	$1,545.8	$2,234.2
Other Commitments(2)	45.0	—	—	—	—	—	45.0
Tenant improvements(3)	46.1	—	—	—	—	—	46.1

Total Contractual Obligations	$195.4	$118.1	$79.2	$171.5	$215.3	$1,545.8	$2,325.3

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2015.

(2)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2015.

The contractual obligations above do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the fair value presented.

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

Valuation of Real Estate Joint Ventures—Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, at fair value until the dissolution of the investee entity.

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

Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities, for which market quotations are not readily available, are valued at their fair value as determined in good faith by the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

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

Valuation of Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuations adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.

Valuation of Loans Payable—Loans payable are stated at fair value. The estimated fair value of loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Loans payable are valued internally by TIAA’s internal appraisal department and reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for loans of similar characteristics, the maturity date of the loan, the return demands of the market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Account’s real estate holdings, including real estate joint ventures, limited partnerships and loan receivable, which, as of December 31, 2015, represented 78.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of December 31, 2015, 21.6% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statement of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. To maintain auditor independence and avoid even the appearance of a conflict of interest, it continues to be the Account’s policy (consistent with TIAA’s specific auditor independence policies, which are designed to avoid such conflicts) that any management advisory or consulting services would be obtained from a firm other than the independent accounting firm. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.

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

March 10, 2016	/s/ Robert G. Leary
Robert G. Leary Executive Vice President, Asset Management Chief Executive Officer of Teachers Insurance and Annuity Association of America

/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America

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

Management has the primary responsibility for the Account’s consolidated financial statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of the internal audit group and the independent registered public accounting firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal audit group and the independent registered public accounting firm, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will formally evaluate rotation of the independent registered public accounting firm whenever circumstances warrant, but in no event will the evaluation be less frequent than every ten years of the engagement.

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

Jeffrey R. Brown, Audit Committee Chair
James R. Chambers, Audit Committee Member
Lisa W. Hess, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member

March 10, 2016

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2015	2014
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,289.0 and $11,309.0)	$14,606.2	$13,139.0
Real estate joint ventures and limited partnerships (cost: $3,171.4 and $2,583.5)	4,213.2	3,379.6
Marketable securities:
Real estate related (cost: $859.5 and $1,400.2)	1,024.4	1,818.4
Other (cost: $4,207.7 and $3,831.1)	4,207.2	3,831.1
Loan receivable (cost: $100.0)	100.6	—

Total investments (cost: $20,627.6 and $19,123.8)	24,151.6	22,168.1

Cash and cash equivalents	11.9	36.5
Due from investment manager	5.7	7.2
Other	230.2	196.9

TOTAL ASSETS	24,399.4	22,408.7

LIABILITIES
Mortgage loans payable, at fair value—Note 8
(principal outstanding: $1,763.7 and $2,337.5)	1,794.4	2,373.8
Accrued real estate property expenses	191.5	165.5
Other	53.5	40.4

TOTAL LIABILITIES	2,039.4	2,579.7

COMMITMENTS AND CONTINGENCIES—Note 11
NET ASSETS
Accumulation Fund	21,898.6	19,409.7
Annuity Fund	461.4	419.3

TOTAL NET ASSETS	$22,360.0	$19,829.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING—Note 10	60.4	57.9

NET ASSET VALUE, PER ACCUMULATION UNIT—Note 9	$362.773	$335.393

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2015	2014	2013
INVESTMENT INCOME
Real estate income, net
Rental income	$919.1	$897.8	$831.5

Real estate property level expenses and taxes:
Operating expenses	207.4	208.0	202.4
Real estate taxes	144.4	134.1	121.3
Interest expense	81.1	98.7	116.8

Total real estate property level expenses and taxes	432.9	440.8	440.5

Real estate income, net	486.2	457.0	391.0
Income from real estate joint ventures and limited partnerships	140.1	148.1	104.7
Interest	10.1	2.8	2.9
Dividends	47.5	44.9	42.2

TOTAL INVESTMENT INCOME	683.9	652.8	540.8

Expenses
Investment advisory charges	69.3	70.7	59.3
Administrative charges	56.9	44.9	41.7
Distribution charges	23.9	17.3	12.8
Mortality and expense risk charges	1.1	0.9	0.8
Liquidity guarantee charges	31.7	29.2	30.5

TOTAL EXPENSES	182.9	163.0	145.1

INVESTMENT INCOME, NET	501.0	489.8	395.7

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	215.4	69.0	(210.0)
Real estate joint ventures and limited partnerships	167.3	(34.7)	(153.0)
Marketable securities	235.8	65.4	31.6

Net realized gain (loss) on investments	618.5	99.7	(331.4)

Net change in unrealized appreciation (depreciation) on
Real estate properties	487.2	918.8	863.1
Real estate joint ventures and limited partnerships	288.6	372.0	479.0
Marketable securities	(255.1)	302.8	(41.7)
Loans receivable	0.6	—	—
Mortgage loans payable	5.6	(64.9)	91.2

Net change in unrealized appreciation on investments and mortgage loans payable	526.9	1,528.7	1,391.6

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	1,145.4	1,628.4	1,060.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,646.4	$2,118.2	$1,455.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2015	2014	2013
FROM OPERATIONS
Investment income, net	$501.0	$489.8	$395.7
Net realized gain (loss) on investments	618.5	99.7	(331.4)
Net change in unrealized appreciation on investments and mortgage loans payable	526.9	1,528.7	1,391.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,646.4	2,118.2	1,455.9

FROM PARTICIPANT TRANSACTIONS
Premiums	2,852.3	2,432.6	2,439.0
Liquidity units redeemed	—	—	(325.4)
Annuity payments	(36.7)	(31.6)	(28.3)
Withdrawals and death benefits	(1,931.0)	(1,598.1)	(1,494.4)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	884.6	802.9	590.9

NET INCREASE IN NET ASSETS	2,531.0	2,921.1	2,046.8
NET ASSETS
Beginning of period	19,829.0	16,907.9	14,861.1

End of period	$22,360.0	$19,829.0	$16,907.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,646.4	$2,118.2	$1,455.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(618.5)	(99.7)	331.4
Net change in unrealized appreciation on investments and mortgage loans payable	(526.9)	(1,528.7)	(1,391.6)
Reinvestment of limited partnership distribution	(1.3)	—	—
Purchase of real estate properties	(1,229.6)	(1,368.2)	(582.0)
Capital improvements on real estate properties	(167.9)	(206.7)	(196.1)
Proceeds from sale of real estate properties	442.9	933.8	435.8
Purchases of long term investments	(1,101.1)	(458.9)	(370.2)
Proceeds from long term investments	1,499.8	431.9	224.9
Increase in loans receivable	(100.0)	—	—
Increase in other investments	(376.5)	(711.8)	(550.0)
Change in due to (from) investment manager	1.5	(4.7)	(13.1)
(Increase) decrease in other assets	(33.3)	85.7	(21.4)
Increase (decrease) in other liabilities	29.1	(1.7)	8.6

NET CASH USED IN OPERATING ACTIVITIES	(535.4)	(810.8)	(667.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	252.5	900.0
Payments of mortgage loans	(373.8)	(222.7)	(830.2)
Premiums	2,852.3	2,432.6	2,439.0
Liquidity units redeemed	—	—	(325.4)
Annuity payments	(36.7)	(31.6)	(28.3)
Withdrawals and death benefits	(1,931.0)	(1,598.1)	(1,494.4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	510.8	832.7	660.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24.6)	21.9	(7.1)
CASH AND CASH EQUIVALENTS
Beginning of period	36.5	14.6	21.7

End of period	$11.9	$36.5	$14.6

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$82.7	$100.1	$116.2

Loan assignment as part of a real estate disposition	$200.0	$—	$—

Conversion of note receivable	$100.6	$—	$—

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

Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the fair value presented.

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

Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when the account receives a bona fide bid for the sale of a property held within the Account or one of the Account’s joint ventures. Adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the following paragraph). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

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

Valuation of Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.

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

Loan Receivable—The Account has a single ownership interest in a loan receivable. Interest income from the loan receivable is recognized using the effective interest method over the expected life of the loan.

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

Other Assets and Other Liabilities: Other assets and other liabilities consist of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, cash, tenant receivables and prepaid expenses; whereas other liabilities primarily consist of security deposits.

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

Restricted Cash: The Account held $50.9 million and $20.4 million as of December 31, 2015 and 2014, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). This ASU amends, amongst other items, the presentation of debt issuance costs on an entity’s balance sheet. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management is currently evaluating the impact of ASU 2015-03 on the Account’s Consolidated Financial Statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820)-Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). This ASU removes the requirement to categorize all investments for which the fair value is measured using the net asset value per share practical expedient from the fair value hierarchy. The ASU also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, and are applied retroactively. The Account has early adopted the new disclosure requirements for this filing.

In August 2015, the FASB issued ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit

Arrangements (“ASU 2015-15”). This ASU follows ASU 2015-03, which requires entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of credit arrangements, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs rateably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Account currently is not involved with line-of-credit arrangements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU amends, amongst other items, certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 31, 2017. Management is currently assessing the impact of ASU 2016-01 on the Account’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. Management is currently assessing the impact of ASU 2016-02 on the Account’s Consolidated Financial Statements.

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

The Account’s wholly owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2015:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	20.8%	17.1%	6.3%	0.3%	44.5%
Apartment	10.0	8.6	4.4	—	23.0
Retail	3.8	3.6	7.4	0.3	15.1
Industrial	1.5	8.0	4.0	0.8	14.3
Other(2)	2.6	0.3	0.1	0.1	3.1

Total	38.7%	37.6%	22.2%	1.5%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 4—Leases

The Account’s wholly owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2016	$561.5
2017	522.2
2018	472.4
2019	418.1
2020	361.5
Thereafter	2,879.8

Total	$5,215.5

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

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market, and require significant professional judgment in determining the fair value assigned to such assets or liabilities. Examples of Level 3 assets and liabilities which may be held by the Account from time to time include investments in real estate, investments in joint ventures, and loans receivable and payable.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. The Account’s limited partnership investments are valued using the net asset value per share as a practical expedient, which excludes the investments from the valuation hierarchy.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, using unadjusted quoted prices in active markets for identical assets

(Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient(1)	Total at December 31, 2015
Real estate properties	$—	$—	$14,606.2	$—	$14,606.2
Real estate joint ventures	—	—	4,068.4	—	4,068.4
Limited partnerships	—	—	—	144.8	144.8
Marketable securities:
Real estate related	1,024.4	—	—	—	1,024.4
Government agency notes	—	2,666.8	—	—	2,666.8
United States Treasury securities	—	1,540.4	—	—	1,540.4
Loan receivable	—	—	100.6	—	100.6

Total Investments at December 31, 2015	$1,024.4	$4,207.2	$18,775.2	$144.8	$24,151.6

Mortgage loans payable	$—	$—	$(1,794.4)	$—	$(1,794.4)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient(1)	Total at December 31, 2014
Real estate properties	$—	$—	$13,139.0	$—	$13,139.0
Real estate joint ventures	—	—	3,022.1	—	3,022.1
Limited partnerships	—	—	—	357.5	357.5
Marketable securities:
Real estate related	1,818.4	—	—	—	1,818.4
Government agency notes	—	2,369.9	—	—	2,369.9
United States Treasury securities	—	1,461.2	—	—	1,461.2

Total Investments at December 31, 2014	$1,818.4	$3,831.1	$16,161.1	$357.5	$22,168.1

Mortgage loans payable	$—	$—	$(2,373.8)	$—	$(2,373.8)

(1)

The Account early adopted Accounting Pronouncement ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$—	$16,161.1	$(2,373.8)
Total realized and unrealized gains included in changes in net assets	702.6	416.0	0.6	1,119.2	5.6
Purchases(1)	1,407.5	835.1	100.0	2,342.6	—
Sales	(642.9)	—	—	(642.9)	—
Settlements(2)	—	(204.8)	—	(204.8)	573.8

Ending balance December 31, 2015	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)

	Real Estate Properties	Real Estate Joint Ventures	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2014
Beginning balance January 1, 2014	$11,565.1	$2,563.6	$14,128.7	$(2,279.1)
Total realized and unrealized gains (losses) included in changes in net assets	987.8	308.4	1,296.2	(64.9)
Purchases(1)	1,562.5	232.9	1,795.4	(252.5)
Sales	(976.4)	—	(976.4)	—
Settlements(2)	—	(82.8)	(82.8)	222.7

Ending balance December 31, 2014	$13,139.0	$3,022.1	$16,161.1	$(2,373.8)

(1)	Includes purchases, contributions for joint ventures, capital expenditures and lending for loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2015.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–8.3% (6.5%)
and Joint Ventures			Terminal Capitalization Rate	4.3%–7.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–7.3% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.7%–8.8% (6.8%)
			Terminal Capitalization Rate	4.9%–7.3% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–6.3% (5.1%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–7.3% (6.2%)
			Terminal Capitalization Rate	4.0%–5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–5.3% (4.1%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.4% (6.8%)
			Terminal Capitalization Rate	4.8%–9.5% (5.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3%–8.5% (5.2%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.0%–47.5% (41.0%) 2.7%–3.8% (3.6%)

		Net Present Value	Loan to Value Ratio	31.0%–47.5% (41.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.3 (1.3)

	Residential	Discounted Cash Flow	Loan to Value Ratio	30.6%–63.2% (44.0%)
			Equivalency Rate	2.7%–3.5% (3.2%)

		Net Present Value	Loan to Value Ratio	30.6%–63.2% (44.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio	21.0%–49.4% (37.8%)
			Equivalency Rate	2.4%–4.0% (3.3%)

		Net Present Value	Loan to Value Ratio	21.0%–49.4% (37.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.3 (1.2)

Loan Receivable	Office	Discounted Cash Flow	Loan to Value Ratio	76.1% (76.1%)
			Equivalency Rate	6.1% (6.1%)

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

Loans Receivable: The significant unobservable inputs used in the fair value measurement of the Account’s loan receivable are the loan to value ratios and the selection of certain credit spreads. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.

During the years ended December 31, 2015 and 2014 there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2015	$718.7	$426.2	$0.6	$1,145.5	$5.6

For the year ended December 31, 2014	$1,007.2	$305.4	$—	$1,312.6	$(64.9)

Note 6—Investments in Joint Ventures

The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2015, the Account held investments in joint ventures with non-controlling ownership interest percentages that ranged from 33% to 90%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $4.1 billion and $3.0 billion at December 31, 2015 and 2014, respectively. The Account’s most significant joint venture investment is The Florida Mall, which represented 2.9% of the Account’s net assets and 2.7% of the Account’s invested assets at December 31, 2015. The Account’s proportionate share of the mortgage loans payable held within the joint venture investments at fair value was $1.6 billion and $1.8 billion at December 31, 2015 and 2014, respectively. The Account’s share in the outstanding principal of the mortgage loans payable held within the joint venture investments was $1.6 billion and $1.7 billion at December 31, 2015 and 2014, respectively.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31,
	2015	2014
Assets
Real estate properties, at fair value	$9,615.7	$7,980.2
Other assets	256.1	246.8

Total assets	$9,871.8	$8,227.0

Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$2,487.5	$2,750.0
Other liabilities	162.4	147.0

Total liabilities	2,649.9	2,897.0

Equity	7,221.9	5,330.0

Total liabilities and equity	$9,871.8	$8,227.0

	Years Ended December 31,
	2015	2014	2013
Operating Revenue and Expenses
Revenues	$609.5	$612.8	$562.5
Expenses	318.6	315.8	309.6

Excess of revenues over expenses	$290.9	$297.0	$252.9

Note 7—Investments in Limited Partnerships

The Account invests in limited partnerships, limited liability companies and private real estate equity investment trusts that own real estate properties and real estate related securities including mezzanine debt. The Account receives distributions from these investments based on the Account’s ownership interest percentage. At December 31, 2015, the Account held non-controlling ownership interests in three limited partnerships and one limited liability company ranging from 5.3% to 18.5%. As of December 31, 2015 and 2014, the fair value of the Account’s ownership interest was $144.8 million and $357.5 million, respectively.

As of December 31, 2015, two of the limited partnership investments were in dissolution. Colony Realty Partners LP began liquidation in May 2014 with final dissolution anticipated during 2016. Lion Gables Apartment Fund began liquidation in February 2015 and has dissolved all of the Fund’s assets. Final dissolution of the entity is anticipated during 2016.

Cobalt Industrial REIT, in which the Account held a 10.998% interest, and Heitman Value Partners Fund, in which the Account held an 8.43% interest, were legally dissolved in December 2015.

Transwestern Mezzanine Realty Partners III may engage in liquidation activities in 2017 based on the terms of its partnership agreement. The Account may elect to sell or transfer its ownership units by giving notice and acquiring consent from the management committee of the limited partnership, which requires approval by a majority of the members.

Note 8—Mortgage Loans Payable

At December 31, 2015, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2015	2014
99 High Street(4)	5.52% paid monthly	$—	$185.0	November 11, 2015
Lincoln Centre(10)	5.51% paid monthly	—	153.0	February 1, 2016
Charleston Plaza(1)(5)	5.60% paid monthly	34.7	35.5	September 11, 2016
The Legend at Kierland(5)(6)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(5)(6)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(5)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(5)(7)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(5)(7)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(5)(7)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(5)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(5)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(5)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(5)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(5)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(5)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(5)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(5)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(5)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
50 Fremont Street(5)(9)	3.75% paid monthly	—	200.0	June 1, 2023
1401 H Street NW(5)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(5)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(5)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(5)(8)	3.74% paid monthly	137.5	137.5	October 1, 2026
Publix at Weston Commons(5)(11)	5.08% paid monthly	—	35.0	January 1, 2036

Total Principal Outstanding		$1,763.7	$2,337.5
Fair Value Adjustment(3)		30.7	36.3

Total mortgage loans payable		$1,794.4	$2,373.8

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(6)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(7)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(8)	This mortgage includes three individual loans, all with equal recourse, interest and maturity. The principal balances by loan are $79.0 million, $45.0 million, and $13.5 million.

(9)	This property was sold on February 12, 2015.

(10)	Mortgage loan was paid off on August 5, 2015.

(11)	Mortgage loan was paid off on October 1, 2015.

Principal payment schedule on mortgage loans payable as of December 31, 2015 was as follows (in millions):

Amount
2016	$34.7
2017	50.8
2018	13.8
2019	107.4
2020	156.2
Thereafter	1,400.8

Total maturities	$1,763.7

Note 9—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Per Accumulation Unit Data:
Rental income	$15.538	$15.862	$15.313	$16.345	$17.224
Real estate property level expenses and taxes	7.319	7.788	8.112	9.059	8.640

Real estate income, net	8.219	8.074	7.201	7.286	8.584
Other income	3.342	3.459	2.759	2.178	2.143

Total income	11.561	11.533	9.960	9.464	10.727
Expense charges(1)	3.092	2.880	2.672	2.562	2.390

Investment income, net	8.469	8.653	7.288	6.902	8.337
Net realized and unrealized gain on investments and mortgage loans payable	18.911	27.868	19.015	18.013	20.144

Net increase in Accumulation Unit Value	27.380	36.521	26.303	24.915	28.481
Accumulation Unit Value:
Beginning of period	335.393	298.872	272.569	247.654	219.173

End of period	$362.773	$335.393	$298.872	$272.569	$247.654

Total return	8.16%	12.22%	9.65%	10.06%	12.99%
Ratios to Average net Assets:
Expenses(1)	0.86%	0.89%	0.92%	0.95%	0.98%
Investment income, net	2.37%	2.68%	2.50%	2.55%	3.42%
Portfolio turnover rate:
Real estate properties(2)	5.7%	6.5%	2.1%	10.2%	3.0%
Marketable securities(3)	10.0%	15.9%	8.4%	21.9%	3.4%
Accumulation Units outstanding at end of period (in millions):	60.4	57.9	55.3	53.3	53.4
Net assets end of period (in millions)	$22,360.0	$19,829.0	$16,907.9	$14,861.1	$13,527.2

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

Note 10—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	2015	2014	2013
Outstanding:
Beginning of period	57.9	55.3	53.3
Credited for premiums	8.1	7.7	8.5
Liquidity units redeemed	—	—	(1.2)
Annuity, other periodic payments, withdrawals and death benefits	(5.6)	(5.1)	(5.3)

End of period	60.4	57.9	55.3

Note 11—Commitments and Contingencies

Commitments—The Account had $45.0 million and $0.2 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of December 31, 2015 and 2014, respectively. The commitment at December 31, 2015 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of December 31, 2015, no funding payments have been made but once the obligation is funded, the Account anticipates holding a 60%-90% interest in the fund.

The Account has committed a total of $46.1 million and $63.9 million as of December 31, 2015 and 2014, respectively, to various tenants for tenant improvements and leasing inducements.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 12—Subsequent Events

Purchases

430 West 15th Street—New York, NY

On February 1, 2016, the Account purchased the leasehold interest in a 98,087 square foot, eight-story office property located in New York, New York for $108.4 million. At the time of purchase, the property was 100% leased.

Sales

Residences at Rivers Edge—Medford, MA

On February 12, 2016, the Account sold a multi-family property located in Medford, Massachusetts for a net sales price of $89.4 million, resulting in a realized gain of $8.2 million from the sale, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $81.2 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—60.5% and 59.3%

Location / Description	Type	Fair Value at December 31,
		2015		2014
Arizona:
Camelback Center	Office	$51.1		$44.5
Kierland Apartment Portfolio	Apartments	119.7	(1)	118.1	(1)
California:
3 Hutton Centre Drive	Office	57.1		45.5
50 Fremont Street	Office	—		637.6	(1)
55 Second Street	Office	335.2	(1)	292.2	(1)
88 Kearny Street	Office	165.4		130.7
200 Middlefield Road	Office	55.5		51.0
Castro Station	Office	150.0		—
Centre Pointe and Valley View	Industrial	41.3		36.3
Cerritos Industrial Park	Industrial	108.7		98.5
Charleston Plaza	Retail	88.0	(1)	82.0	(1)
Great West Industrial Portfolio	Industrial	158.3		128.8
Holly Street Village	Apartments	130.7		128.3
Larkspur Courts	Apartments	135.9		131.6
Northern CA RA Industrial Portfolio	Industrial	69.5		56.7
Northpark Village Square	Retail	47.6		45.2
Oakmont IE West Portfolio	Industrial	76.2		—
Oceano at Warner Center	Apartments	82.5		81.4
Ontario Industrial Portfolio	Industrial	421.6		366.4
Ontario Mills Industrial Portfolio	Industrial	48.6		39.6
Pacific Plaza	Office	94.7		96.1
Rancho Cucamonga Industrial Portfolio	Industrial	166.1		143.4
Regents Court	Apartments	87.1	(1)	81.8	(1)
Southern CA RA Industrial Portfolio	Industrial	119.3		105.9
Stella	Apartments	170.8		170.1
Stevenson Point	Industrial	41.6		—
The Forum at Carlsbad	Retail	215.0	(1)	203.0	(1)
The Legacy at Westwood	Apartments	141.4	(1)	134.7	(1)
Township Apartments	Apartments	88.4		86.0
West Lake North Business Park	Office	54.4		49.3
Westcreek	Apartments	45.1		39.3
Westwood Marketplace	Retail	125.3		116.5
Wilshire Rodeo Plaza	Office	302.4		209.8
Colorado:
Palomino Park	Apartments	302.6	(1)	283.3	(1)
South Denver Marketplace	Retail	70.8		70.6
Connecticut:
Wilton Woods Corporate Campus	Office	141.3		142.8
Florida:
701 Brickell Avenue	Office	371.0		320.1
Casa Palma	Apartments	92.7		—
Publix at Weston Commons	Retail	68.2		58.0	(1)
Seneca Industrial Park	Industrial	87.9		79.2
South Florida Apartment Portfolio	Apartments	93.1		84.1
The Manor Apartments	Apartments	54.0		52.6
The Manor at Flagler Village	Apartments	150.5		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Type	Fair Value at December 31,
		2015		2014
The Residences at the Village of Merrick Park	Apartments	$71.7		$69.3
Urban Centre	Office	122.3		113.0
Weston Business Center	Industrial	88.8		86.6
Georgia:
Atlanta Industrial Portfolio	Industrial	58.5		47.3
Shawnee Ridge Industrial Portfolio	Industrial	81.4		71.2
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	73.1		66.9
Chicago Industrial Portfolio	Industrial	84.1		75.9
Parkview Plaza	Office	51.2		45.6
Maryland:
Landover Logistics Center	Industrial	38.3		35.0
The Shops at Wisconsin Place	Retail	103.5		109.9
Massachusetts:
99 High Street	Office	506.4		477.2	(1)
501 Boylston Street	Office	434.3		392.1
Northeast RA Industrial Portfolio	Industrial	39.6		35.9
Residence at Rivers Edge	Apartments	87.5		84.9
New Jersey:
200 Milik Street	Industrial	50.1		—
Marketfair	Retail	106.5		99.0
Mohawk Distribution Center	Industrial	81.9		81.0
South River Road Industrial	Industrial	68.3		65.5
New York:
21 Penn Plaza	Office	270.1		246.6
250 North 10th Street	Apartments	171.0		—
425 Park Avenue	Ground Lease	440.0		420.0
780 Third Avenue	Office	420.6	(1)	405.4	(1)
837 Washington Street	Office	205.0		—
The Colorado	Apartments	263.6	(1)	215.6	(1)
The Corner	Apartments	265.0	(1)	270.0	(1)
Oregon:
The Cordelia	Apartments	48.5		—
Pennsylvania:
1619 Walnut Street	Retail	23.2		22.4
The Pepper Building	Apartments	53.2		50.9
Tennessee:
Southside at McEwen	Retail	47.6		45.1
Summit Distribution Center	Industrial	—		16.9
Texas:
Beltway North Commerce Center	Industrial	23.4		—
Cliffs at Barton Creek	Apartments	46.4		43.7
Dallas Industrial Portfolio	Industrial	193.2		182.7
Houston Apartment Portfolio	Apartments	175.5		176.9
Lincoln Centre	Office	315.9		317.1	(1)
Northwest Houston Industrial Portfolio	Industrial	68.8		67.0
Park 10 Distribution	Industrial	12.6		13.0
Pinnacle Industrial Portfolio	Industrial	46.7		42.4
Pinto Business Park	Industrial	93.0		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Type	Fair Value at December 31,
		2015		2014
The Caruth	Apartments	$81.8	(1)	$80.6	(1)
The Maroneal	Apartments	57.0		56.8
Virginia:
8270 Greensboro Drive	Office	48.1		45.3
Ashford Meadows Apartments	Apartments	106.0	(1)	106.0	(1)
Plaza America	Retail	106.0		99.4
The Ellipse at Ballston	Office	87.5		86.8
The Palatine	Apartments	126.9	(1)	125.6	(1)
Washington:
Circa Green Lake	Apartments	87.9		86.1
Fourth and Madison	Office	489.3	(1)	455.0	(1)
Millennium Corporate Park	Office	189.5		175.0
Northwest RA Industrial Portfolio	Industrial	29.5		27.1
Pacific Corporate Park	Industrial	36.9		37.2
Prescott Wallingford Apartments	Apartments	58.0		54.4
Rainier Corporate Park	Industrial	96.9		91.3
Regal Logistics Campus	Industrial	78.2		71.5
Union - South Lake Union	Apartments	105.0		—
Washington DC:
1001 Pennsylvania Avenue	Office	805.8	(1)	805.4	(1)
1401 H Street, NW	Office	242.2	(1)	240.3	(1)
1900 K Street, NW	Office	327.3		319.7
Mass Court	Apartments	169.1	(1)	172.2	(1)
Mazza Gallerie	Retail	92.8		88.8
The Ashton	Apartments	41.2		—
The Louis at 14th	Apartments	182.6		182.5
The Woodley	Apartments	203.3		199.0

TOTAL REAL ESTATE PROPERTIES
(Cost $12,289.0 and $11,309.0)		$14,606.2		$13,139.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—17.5% and 15.2%

REAL ESTATE JOINT VENTURES—16.9% and 13.6% (Note 6)

Location / Description	Type	Fair Value at December 31,
		2015		2014
California:
CA—Colorado Center LP
Colorado Center (50% Account Interest)	Office	$559.3		$368.1	(2)
T-C 1500 Owens, LLC
1500 Owens Street (49.9% Account Interest)	Office	73.5		—
T-C Foundry Square II Venture LLC
Foundry Square II (50.1% Account Interest)	Office	189.6	(2)	158.0	(2)
T-C Illinois Street, LLC
409-499 Illinois Street (40% Account Interest)	Office	190.8		—
Valencia Town Center Associates LP
Valencia Town Center (50% Account Interest)	Retail	120.5	(2)	114.3	(2)
Florida:
Florida Mall Associates, Ltd
The Florida Mall (50% Account Interest)	Retail	644.5	(2)	533.6	(2)
TREA Florida Retail, LLC
Florida Retail Portfolio (80% Account Interest)	Retail	136.5		140.1
West Dade County Associates
Miami International Mall (50% Account Interest)	Retail	134.1	(2)	119.6	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.6		15.1
Massachusetts:
One Boston Place REIT
One Boston Place (50.25% Account Interest)	Office	204.3		208.6
T-C 225 Binney, LLC
225 Binney Street (70% Account Interest)	Office	192.9		—
New York:
401 West 14th Street, LLC
401 West 14th Street (42.2% Account Interest)	Retail	38.9	(2)	35.3	(2)
RGM 42, LLC
MiMA (70% Account Interest)	Apartments	199.0	(2,10)	305.2	(2)
Tennessee:
West Town Mall, LLC
West Town Mall (50% Account Interest)	Retail	128.2	(2)	94.6	(2)
Texas:
Four Oaks Venture LP
Four Oaks Place LP (51% Account Interest)	Office	379.5	(2)	365.8	(2)
Washington:
T-C REA 400 Fairview Investor, LLC
400 Fairview (90% Account Interest)	Office	235.5		—
Various:
DDRTC Core Retail Fund, LLC
DDR Joint Venture (85% Account Interest)	Retail	488.8	(2,3)	448.4	(2,3)
Storage Portfolio I, LLC
Storage Portfolio (75% Account Interest)	Storage	132.9	(2,3)	114.8	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location / Description	Type	Fair Value at December 31,
		2015		2014
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	$—	(3,5)	$0.6	(3,5)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $3,032.3 and $2,361.4)		4,068.4		3,022.1

LIMITED PARTNERSHIPS—0.6% and 1.6% (Note 7)
Clarion Gables Multi-Family Trust LP (8.350% Account Interest)		112.9		—
Cobalt Industrial REIT (10.998% Account Interest)		—	(8)	1.1
Colony Realty Partners LP (5.27% Account Interest)		20.4		21.1
Heitman Value Partners Fund (8.43% Account Interest)		—	(9)	0.3
Lion Gables Apartment Fund (18.46% Account Interest)		—	(6)	314.1
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		11.5		20.9

TOTAL LIMITED PARTNERSHIPS
(Cost $139.1 and $222.1)		144.8		357.5

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS
(Cost $3,171.4 and $2,583.5)		$4,213.2		$3,379.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—21.6% and 25.5%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.2% and 8.2%

Shares		Issuer	Fair Value at December 31,
2015	2014		2015	2014
74,537	128,562	Acadia Realty Trust	$2.5	$4.1
18,734	31,670	Agree Realty Corporation	0.6	1.0
2,183	4,549	Alexander’s, Inc.	0.8	2.0
78,684	132,373	Alexandria Real Estate Equities, Inc.	7.1	11.7
41,950	55,491	American Assets Trust, Inc.	1.6	2.2
122,225	232,629	American Campus Communities, Inc.	5.1	9.6
6,347	—	American Farmland Company	0.1	—
163,619	331,090	American Homes 4 Rent	2.7	5.6
35,204	40,280	American Residential Properties	0.7	0.7
458,181	851,739	American Tower Corp.	44.4	84.2
170,490	324,603	Apartment Investment and Management Company	6.8	12.1
181,776	—	Apple Hospitality Inc.	3.6	—
34,711	45,930	Armada Hoffler Properties Inc.	0.4	0.4
29,357	40,976	Ashford Hospitality Prime Inc.	0.4	0.7
100,517	228,348	Ashford Hospitality Trust, Inc.	0.6	2.4
—	131,435	Associated Estates Realty Corporation	—	3.1
148,389	285,499	Avalonbay Communities, Inc.	27.3	46.6
—	82,002	Aviv REIT, Inc.	—	2.8
222,345	427,097	BioMed Realty Trust, Inc.	5.3	9.2
20,504	—	Bluerock Residential Growth, Inc.	0.2	—
166,324	314,607	Boston Properties, Inc.	21.2	40.5
195,470	398,099	Brandywine Realty Trust	2.7	6.4
190,718	238,279	Brixmore Porperty Group Inc	4.9	5.9
94,156	188,626	Camden Property Trust	7.2	13.9
70,056	258,814	Campus Crest Communities, Inc.	0.5	1.9
89,888	—	Care Capital Properties, Inc.	2.7	—
55,061	—	CareTrust REIT Inc.	0.6	—
46,704	69,250	Catchmark Timber Trust, Inc.	0.5	0.8
185,704	335,345	CBL & Associates Properties, Inc.	2.3	6.5
92,124	177,495	Cedar Shopping Centers, Inc.	0.7	1.3
—	417,369	Chambers Street Properties	—	3.4
40,150	73,127	Chatham Lodging Trust	0.8	2.1
64,801	121,692	Chesapeake Lodging Trust	1.6	4.5
135,599	277,710	Columbia Property Trust Inc	3.2	7.0
136,492	—	Communication Sales & Leasing, Inc.	2.6	—
7,031	—	Community Healthcare Trust, Inc.	0.1	—
12,695	70,620	Corenergy Infrastructure Trust, Inc.	0.2	0.5
33,372	48,733	CoreSite Realty Corporation	1.9	1.9
103,186	150,486	Corporate Office Properties Trust	2.3	4.3
122,465	247,990	Corrections Corporation of America	3.2	9.0
231,292	589,552	Cousins Properties Incorporated	2.2	6.7
362,207	728,325	Crown Castle International Corporation	31.3	57.3
184,709	410,111	Cubesmart	5.7	9.0
64,520	78,620	CyrusOne Inc	2.4	2.2
96,068	184,830	DCT Industrial Trust, Inc.	3.6	6.6
333,126	806,645	DDR Corp	5.6	14.8
219,413	440,687	DiamondRock Hospitality Company	2.1	6.6
147,536	301,192	Digital Realty Trust, Inc.	11.2	20.0
147,977	295,214	Douglas Emmett, Inc.	4.6	8.4
376,363	756,115	Duke Realty Corporation	7.9	15.3
71,557	111,572	DuPont Fabros Technology, Inc.	2.3	3.7
14,727	—	Easterly Government Properties, Inc.	0.3	—
34,861	46,023	EastGroup Properties, Inc.	1.9	2.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2015	2014		2015	2014
60,392	79,160	Education Realty Trust, Inc.	$2.3	$2.9
99,527	223,187	Empire State Realty Trust	1.8	3.9
64,743	72,480	EPR Properties	3.8	4.2
66,786	—	Equinix Inc.	20.2	—
136,984	285,705	Equity Commonwealth	3.8	7.3
83,026	147,548	Equity Lifestyle Properties, Inc.	5.5	7.6
85,201	190,245	Equity One, Inc.	2.3	4.8
390,695	764,996	Equity Residential	31.9	55.0
71,115	136,082	Essex Property Trust, Inc.	17.0	28.1
—	131,275	Excel Trust, Inc.	—	1.8
125,053	242,082	Extra Space Storage, Inc.	11.0	14.2
74,751	142,140	Federal Realty Investment Trust	10.9	19.0
157,554	284,615	FelCor Lodging Trust Incorporated	1.2	3.1
119,778	295,495	First Industrial Realty Trust, Inc.	2.7	6.1
68,780	133,251	First Potomac Realty Trust	0.8	1.6
98,453	198,119	Franklin Street Properties Corp.	1.0	2.4
95,044	241,051	Gaming and Leisure Properties, Inc.	2.6	7.1
546,334	1,116,547	General Growth Properties, Inc.	14.9	31.4
77,601	156,310	GEO Group Inc/The	2.2	6.3
26,214	60,598	Getty Realty Corp.	0.5	1.1
23,254	34,020	Gladstone Commercial Corporation	0.3	0.6
—	326,692	Glimcher Realty Trust	—	4.5
76,778	200,061	Government Properties Income Trust	1.2	4.6
451,331	403,115	Gramercy Property Trust Inc	3.5	2.8
504,269	951,260	HCP, Inc.	19.3	41.9
—	734,406	Health Care REIT, Inc.	—	55.6
109,418	211,892	Healthcare Realty Trust Inc.	3.1	5.8
137,819	263,910	Healthcare Trust of America	3.7	7.1
44,636	386,553	Hersha Hospitality Trust	1.0	2.7
102,464	219,746	Highwoods Properties, Inc.	4.5	9.7
—	107,460	Home Properties, Inc.	—	7.0
165,124	332,850	Hospitality Properties Trust	4.3	10.3
825,304	1,641,705	Host Hotels & Resorts, Inc.	12.7	39.0
79,867	123,652	Hudson Pacific Properties, Inc.	2.3	3.7
32,461	—	Independence Realty Trust, Inc.	0.2	—
94,370	190,919	Inland Real Estate Corp.	1.0	2.1
136,573	241,151	Investors Real Estate Trust	0.9	2.0
201,089	298,480	Iron Mountain Inc.	5.4	11.5
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	112.7	115.3
100,594	183,003	Kilroy Realty Corporation	6.4	12.6
448,463	911,057	Kimco Realty Corporation	11.9	22.9
89,244	254,398	Kite Realty Group Trust	2.3	7.3
89,664	—	Lamar Advertising Corporation	5.4	—
123,151	259,799	LaSalle Hotel Properties	3.1	10.5
256,516	508,105	Lexington Realty Trust	2.1	5.6
162,768	328,620	Liberty Property Trust	5.1	12.4
38,232	58,133	LTC Properties, Inc.	1.6	2.5
97,182	142,118	Mack-Cali Realty Corporation	2.3	2.7
255,456	385,417	Medical Properties Trust, Inc.	2.9	5.3
81,978	177,150	Mid-America Apartment Communities, Inc.	7.4	13.2
61,924	118,597	Monmouth Real Estate Investment Corporation	0.6	1.3
184,354	—	Monogram Residential Trust Inc.	1.8	—
37,511	65,594	National Health Investors, Inc.	2.3	4.6
146,133	305,461	National Retail Properties, Inc.	5.9	12.0
24,977	—	National Storage Affiliates Trust	0.4	—
87,273	237,208	New Senior Investment Group	0.9	3.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2015	2014		2015	2014
177,920	—	New York REIT	$2.0	$—
18,365	—	Nexpoint Residential Trust, Inc.	0.2	—
72,837	—	NorthStar Realty Europe Corp.	0.9	—
189,319	570,000	Northstar Realty Finance Corp.	3.2	10.0
178,475	281,073	Omega Healthcare Investors, Inc.	6.2	11.0
11,794	28,607	One Liberty Properties, Inc.	0.3	0.7
148,839	—	Outfront Media Inc.	3.2	—
156,333	—	Paramount Group Inc.	2.8	—
86,954	256,813	Parkway Properties, Inc.	1.4	4.7
78,371	179,213	Pebblebrook Hotel Trust	2.2	8.2
72,024	147,065	Pennsylvania Real Estate Investment Trust	1.6	3.5
95,326	168,375	Physicians Realty Trust	1.6	2.8
157,777	271,204	Piedmont Office Realty Trust, Inc.	3.0	5.1
190,702	393,917	Plum Creek Timber Company, Inc.	9.1	16.9
58,985	119,803	Post Properties, Inc.	3.5	7.0
40,691	84,078	Potlatch Corporation	1.2	3.5
23,945	—	Preferred Apartment Communities, Inc.	0.3	—
568,315	1,129,782	ProLogis	24.4	48.6
21,667	44,040	PS Business Parks, Inc.	1.9	3.5
157,211	304,858	Public Storage, Inc.	38.9	56.4
41,960	10,813	QTS Realty Trust, Inc.	1.9	0.4
84,869	168,010	Ramco-Gershenson Properties Trust	1.4	3.1
137,264	345,772	Rayonier, Inc.	3.0	9.7
270,636	517,842	Realty Income Corporation	14.0	24.7
101,582	202,908	Regency Centers Corporation	6.9	12.9
106,928	197,186	Retail Opportunity Investment	1.9	3.3
257,274	520,915	Retail Properties of America	3.8	8.7
59,147	90,510	Rexford Industrial Realty Inc	1.0	1.4
136,460	220,006	RLJ Lodging Trust	3.0	7.4
39,799	83,313	Rouse Properties, Inc.	0.6	1.5
53,069	108,370	Ryman Hospitality Properties	2.7	5.7
74,407	118,843	Sabra Health Care REIT Inc	1.5	3.6
15,057	28,976	Saul Centers, Inc.	0.8	1.7
73,541	83,490	Select Income Real Estate Investment Trust	1.5	2.0
259,057	499,658	Senior Housing Properties Trust	3.8	11.0
36,820	82,090	Silver Bay Realty Trust Corp	0.6	1.4
336,974	674,617	Simon Property Group, Inc.	65.5	122.9
108,594	189,478	SL Green Realty Corp.	12.3	22.6
38,958	53,568	Sovran Self Storage, Inc.	4.2	4.7
459,110	1,080,553	Spirit Realty Capital Inc.	4.6	12.8
73,832	200,698	Stag Industrial, Inc.	1.4	4.9
41,562	89,340	Starwood Waypoint Residential Trust	0.9	2.4
70,283	—	STORE Capital Corporation	1.6	—
—	641,315	Strategic Hotels & Resorts, Inc.	—	8.5
91,828	186,578	Summit Hotel Properties, Inc.	1.1	2.3
60,628	100,386	Sun Communities, Inc.	4.2	6.1
228,054	511,462	Sunstone Hotel Investors, L.L.C.	2.8	8.4
104,353	212,284	Tanger Factory Outlet Centers, Inc.	3.4	7.8
65,358	120,329	Taubman Centers, Inc.	5.0	9.2
46,459	70,574	Terreno Realty Corporation	1.1	1.5
171,305	336,472	The Macerich Company	13.8	28.1
52,125	—	Tier Inc.	0.8	—
285,672	556,651	UDR, Inc.	10.7	17.2
26,623	44,774	UMH Properties, Inc.	0.3	0.4
14,263	29,158	Universal Health Realty Income Trust	0.7	1.4
97,203	—	Urban Edge Properties	2.3	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2015	2014		2015	2014
28,041	51,473	Urstadt Biddle Properties, Inc.	$0.5	$1.1
358,667	652,228	Ventas, Inc.	20.2	46.8
985,845	—	VEREIT, Inc.	7.8	—
183,731	351,441	Vornado Realty Trust	18.4	41.4
—	349,878	Washington Prime Group, Inc.	—	6.0
73,550	96,831	Washington Real Estate Investment Trust	2.0	2.7
121,612	190,047	Weingarten Realty Investors	4.2	6.6
380,157	—	Welltower Inc.	25.9	—
553,851	1,119,582	Weyerhaeuser Company	16.6	40.2
27,622	50,900	Whitestone Real Estate Investment Trust B	0.3	0.8
39,142	75,457	Winthrop Realty Trust	0.5	1.2
95,448	246,629	WP Carey Inc.	5.6	17.3
200,141	—	WP Glimcher Inc.	2.1	—
121,567	—	Xenia Hotels & Resorts Inc	1.9	—

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES
(Cost $859.5 and $1,400.2)			$1,024.4	$1,818.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—17.4% and 17.3%
GOVERNMENT AGENCY NOTES—11.0% and 10.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$—	$44.0	Fannie Mae Discount Notes	0.094%-0.101%	1/14/2015	$—	$44.0
—	15.0	Fannie Mae Discount Notes	0.046%	1/15/2015	—	15.0
—	21.9	Fannie Mae Discount Notes	0.046%-0.071%	1/20/2015	—	21.8
—	10.0	Fannie Mae Discount Notes	0.051%	1/28/2015	—	10.0
—	40.9	Fannie Mae Discount Notes	0.068%-0.101%	2/11/2015	—	40.9
—	46.1	Fannie Mae Discount Notes	0.101%	2/17/2015	—	46.1
—	35.6	Fannie Mae Discount Notes	0.089%	2/25/2015	—	35.6
—	12.0	Fannie Mae Discount Notes	0.076%	2/27/2015	—	12.0
—	39.0	Fannie Mae Discount Notes	0.101%	3/2/2015	—	39.0
—	37.1	Fannie Mae Discount Notes	0.091%	3/3/2015	—	37.1
—	44.6	Fannie Mae Discount Notes	0.086%	3/16/2015	—	44.6
—	38.0	Fannie Mae Discount Notes	0.066%	3/18/2015	—	38.0
—	35.0	Fannie Mae Discount Notes	0.061%	3/25/2015	—	35.0
—	40.0	Fannie Mae Discount Notes	0.066%	4/1/2015	—	40.0
—	26.7	Fannie Mae Discount Notes	0.096%	4/6/2015	—	26.7
—	44.7	Fannie Mae Discount Notes	0.096%-0.112%	4/8/2015	—	44.7
—	28.3	Fannie Mae Discount Notes	0.096%	4/13/2015	—	28.3
—	35.7	Fannie Mae Discount Notes	0.101%-0.152%	4/27/2015	—	35.7
—	17.5	Fannie Mae Discount Notes	0.101%	4/29/2015	—	17.5
—	30.0	Fannie Mae Discount Notes	0.081%	5/1/2015	—	30.0
—	11.5	Fannie Mae Discount Notes	0.107%	5/4/2015	—	11.5
—	25.0	Fannie Mae Discount Notes	0.101%	5/6/2015	—	25.0
—	20.0	Fannie Mae Discount Notes	0.112%	5/13/2015	—	20.0
—	10.9	Fannie Mae Discount Notes	0.127%	5/20/2015	—	10.9
—	35.0	Fannie Mae Discount Notes	0.091%	6/17/2015	—	35.0
—	25.0	Fannie Mae Discount Notes	0.144%	7/1/2015	—	25.0
—	100.0	Fannie Mae Discount Notes	0.112%	7/20/2015	—	99.9
—	50.0	Fannie Mae Discount Notes	0.137%	8/17/2015	—	50.0
4.0	—	Fannie Mae Discount Notes	0.162%	1/4/2016	4.0	—
9.0	—	Fannie Mae Discount Notes	0.213%	1/5/2016	9.0	—
40.0	—	Fannie Mae Discount Notes	0.218%	1/12/2016	40.0	—
15.0	—	Fannie Mae Discount Notes	0.223%	1/19/2016	15.0	—
26.6	—	Fannie Mae Discount Notes	0.225%	1/20/2016	26.6	—
25.0	—	Fannie Mae Discount Notes	0.223%	1/27/2016	25.0	—
5.9	—	Fannie Mae Discount Notes	0.274%	2/2/2016	5.9	—
10.9	—	Fannie Mae Discount Notes	0.244%	2/3/2016	10.8	—
2.0	—	Fannie Mae Discount Notes	0.345%	2/8/2016	2.0	—
36.2	—	Fannie Mae Discount Notes	0.132%-0.172%	2/10/2016	36.2	—
25.0	—	Fannie Mae Discount Notes	0.300%	3/2/2016	25.0	—
50.0	—	Fannie Mae Discount Notes	0.275%-0.305%	3/9/2016	50.0	—
4.0	—	Fannie Mae Discount Notes	0.203%	3/14/2016	4.0	—
16.0	—	Fannie Mae Discount Notes	0.213%	3/16/2016	16.0	—
24.0	—	Fannie Mae Discount Notes	0.162%	3/17/2016	24.0	—
4.0	—	Fannie Mae Discount Notes	0.213%	3/30/2016	4.0	—
24.9	—	Fannie Mae Discount Notes	0.183%	4/4/2016	24.9	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$10.0	$—	Fannie Mae Discount Notes	0.178%	4/5/2016	$10.0	$—
25.5	—	Fannie Mae Discount Notes	0.215%	4/6/2016	25.5	—
20.1	—	Fannie Mae Discount Notes	0.193%	4/11/2016	20.0	—
50.0	—	Fannie Mae Discount Notes	0.188%	4/12/2016	49.9	—
4.0	—	Fannie Mae Discount Notes	0.310%	4/18/2016	4.0	—
3.5	—	Fannie Mae Discount Notes	0.233%	4/19/2016	3.5	—
25.3	—	Fannie Mae Discount Notes	0.325%-0.340%	4/27/2016	25.2	—
25.0	—	Fannie Mae Discount Notes	0.366%	5/4/2016	24.9	—
20.1	—	Fannie Mae Discount Notes	0.371%	5/18/2016	20.0	—
17.0	—	Fannie Mae Discount Notes	0.417%	5/25/2016	17.0	—
—	2.9	Federal Farm Credit Bank Discount Notes	0.091%	5/21/2015	—	2.9
21.6	—	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	21.6	—
46.0	—	Federal Farm Credit Bank Discount Notes	0.162%	3/10/2016	46.0	—
10.7	—	Federal Farm Credit Bank Discount Notes	0.549%	6/10/2016	10.7	—
25.0	—	Federal Farm Credit Bank Discount Notes	0.315%	7/27/2016	24.9	—
—	20.0	Federal Home Loan Bank Discount Notes	0.041%	1/5/2015	—	20.0
—	19.0	Federal Home Loan Bank Discount Notes	0.047%	1/7/2015	—	19.0
—	50.0	Federal Home Loan Bank Discount Notes	0.093%	1/9/2015	—	50.0
—	40.0	Federal Home Loan Bank Discount Notes	0.076%	1/13/2015	—	40.0
—	30.0	Federal Home Loan Bank Discount Notes	0.025%	1/16/2015	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/21/2015	—	50.0
—	21.8	Federal Home Loan Bank Discount Notes	0.101%	1/23/2015	—	21.7
—	50.0	Federal Home Loan Bank Discount Notes	0.086%	1/27/2015	—	50.0
—	8.0	Federal Home Loan Bank Discount Notes	0.071%	1/28/2015	—	8.0
—	50.0	Federal Home Loan Bank Discount Notes	0.061%	1/30/2015	—	50.0
—	58.0	Federal Home Loan Bank Discount Notes	0.074%	2/4/2015	—	58.0
—	45.0	Federal Home Loan Bank Discount Notes	0.101%	2/6/2015	—	45.0
—	56.0	Federal Home Loan Bank Discount Notes	0.101%	2/13/2015	—	56.0
—	29.5	Federal Home Loan Bank Discount Notes	0.096%	2/20/2015	—	29.5
—	20.6	Federal Home Loan Bank Discount Notes	0.107%	2/23/2015	—	20.6
—	22.0	Federal Home Loan Bank Discount Notes	0.094%	3/4/2015	—	22.0
—	16.7	Federal Home Loan Bank Discount Notes	0.112%	3/6/2015	—	16.7
—	11.5	Federal Home Loan Bank Discount Notes	0.073%	3/9/2015	—	11.5
—	31.3	Federal Home Loan Bank Discount Notes	0.112%	3/11/2015	—	31.3
—	7.0	Federal Home Loan Bank Discount Notes	0.071%	3/17/2015	—	7.0
—	27.0	Federal Home Loan Bank Discount Notes	0.067%	3/27/2015	—	27.0
—	15.0	Federal Home Loan Bank Discount Notes	0.096%-0.122%	3/30/2015	—	15.0
—	29.2	Federal Home Loan Bank Discount Notes	0.101%	4/17/2015	—	29.2
—	7.0	Federal Home Loan Bank Discount Notes	0.101%	4/24/2015	—	7.0
—	30.1	Federal Home Loan Bank Discount Notes	0.152%	4/29/2015	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	0.116%	5/20/2015	—	20.0
—	20.0	Federal Home Loan Bank Discount Notes	0.142%	7/30/2015	—	20.0
—	20.0	Federal Home Loan Bank Discount Notes	0.162%	8/20/2015	—	20.0
—	8.2	Federal Home Loan Bank Discount Notes	0.091%-0.162%	8/21/2015	—	8.2
—	48.8	Federal Home Loan Bank Discount Notes	0.152%	8/28/2015	—	48.8
—	20.0	Federal Home Loan Bank Discount Notes	0.168%	9/4/2015	—	20.0
—	21.5	Federal Home Loan Bank Discount Notes	0.162%	9/8/2015	—	21.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$—	$14.0	Federal Home Loan Bank Discount Notes	0.142%-0.162%	9/9/2015	$—	$14.0
21.9	—	Federal Home Loan Bank Discount Notes	0.167%-0.193%	1/4/2016	21.8	—
48.0	—	Federal Home Loan Bank Discount Notes	0.112%	1/6/2016	48.0	—
47.1	—	Federal Home Loan Bank Discount Notes	0.101%-0.183%	1/8/2016	47.1	—
10.0	—	Federal Home Loan Bank Discount Notes	0.233%	1/11/2016	10.0	—
15.0	—	Federal Home Loan Bank Discount Notes	0.233%	1/12/2016	15.0	—
34.6	—	Federal Home Loan Bank Discount Notes	0.112%-0.162%	1/13/2016	34.6	—
40.0	—	Federal Home Loan Bank Discount Notes	0.112%-0.254%	1/15/2016	40.0	—
9.2	—	Federal Home Loan Bank Discount Notes	0.254%	1/19/2016	9.2	—
48.0	—	Federal Home Loan Bank Discount Notes	0.112%-0.274%	1/20/2016	48.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.112%	1/22/2016	50.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.152%-0.284%	1/26/2016	10.0	—
13.3	—	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	13.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.112%	2/2/2016	50.0	—
39.2	—	Federal Home Loan Bank Discount Notes	0.132%-0.157%	2/3/2016	39.1	—
3.2	—	Federal Home Loan Bank Discount Notes	0.193%	2/5/2016	3.2	—
52.0	—	Federal Home Loan Bank Discount Notes	0.193%-0.203%	2/8/2016	52.0	—
45.0	—	Federal Home Loan Bank Discount Notes	0.132%	2/12/2016	45.0	—
65.1	—	Federal Home Loan Bank Discount Notes	0.203%-0.406%	2/16/2016	65.1	—
13.5	—	Federal Home Loan Bank Discount Notes	0.274%	2/19/2016	13.5	—
28.0	—	Federal Home Loan Bank Discount Notes	0.152%	2/22/2016	28.0	—
40.0	—	Federal Home Loan Bank Discount Notes	0.132%	2/23/2016	40.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.264%-0.325%	2/24/2016	50.0	—
36.0	—	Federal Home Loan Bank Discount Notes	0.142%	2/26/2016	36.0	—
40.0	—	Federal Home Loan Bank Discount Notes	0.304%	3/1/2016	40.0	—
21.6	—	Federal Home Loan Bank Discount Notes	0.172%	3/8/2016	21.6	—
73.8	—	Federal Home Loan Bank Discount Notes	0.325%-0.360%	3/14/2016	73.8	—
4.0	—	Federal Home Loan Bank Discount Notes	0.172%	3/15/2016	4.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.188%	3/21/2016	25.0	—
15.0	—	Federal Home Loan Bank Discount Notes	0.193%	3/23/2016	15.0	—
44.5	—	Federal Home Loan Bank Discount Notes	0.508%	3/28/2016	44.4	—
12.0	—	Federal Home Loan Bank Discount Notes	0.249%-0.254%	3/30/2016	12.0	—
24.2	—	Federal Home Loan Bank Discount Notes	0.213%	4/1/2016	24.2	—
25.0	—	Federal Home Loan Bank Discount Notes	0.335%	4/8/2016	25.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.508%	4/11/2016	49.9	—
44.0	—	Federal Home Loan Bank Discount Notes	0.284%-0.508%	4/13/2016	43.9	—
49.1	—	Federal Home Loan Bank Discount Notes	0.239%-0.244%	4/15/2016	49.0	—
54.5	—	Federal Home Loan Bank Discount Notes	0.246%-0.345%	4/20/2016	54.4	—
30.1	—	Federal Home Loan Bank Discount Notes	0.254%	4/22/2016	30.1	—
28.0	—	Federal Home Loan Bank Discount Notes	0.325%	4/27/2016	28.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.610%	6/8/2016	49.9	—
25.0	—	Federal Home Loan Bank Discount Notes	0.274%	6/13/2016	24.9	—
—	10.3	Freddie Mac Discount Notes	0.081%-0.096%	1/8/2015	—	10.3
—	43.0	Freddie Mac Discount Notes	0.038%-0.091%	1/12/2015	—	43.0
—	30.8	Freddie Mac Discount Notes	0.101%	1/26/2015	—	30.8
—	37.0	Freddie Mac Discount Notes	0.061%	1/29/2015	—	37.0
—	16.5	Freddie Mac Discount Notes	0.096%-0.107%	2/10/2015	—	16.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$—	$22.9	Freddie Mac Discount Notes	0.080%-0.094%	3/16/2015	$—	$22.9
—	11.8	Freddie Mac Discount Notes	0.112%	3/17/2015	—	11.8
—	17.1	Freddie Mac Discount Notes	0.081%-0.107%	3/19/2015	—	17.1
—	19.6	Freddie Mac Discount Notes	0.061%	3/24/2015	—	19.5
—	18.0	Freddie Mac Discount Notes	0.132%	3/25/2015	—	18.0
—	16.2	Freddie Mac Discount Notes	0.122%	4/1/2015	—	16.2
—	27.2	Freddie Mac Discount Notes	0.127%-0.142%	4/2/2015	—	27.2
—	20.9	Freddie Mac Discount Notes	0.066%	4/6/2015	—	20.9
—	16.2	Freddie Mac Discount Notes	0.096%-0.142%	4/7/2015	—	16.2
—	4.4	Freddie Mac Discount Notes	0.096%	4/9/2015	—	4.4
—	29.8	Freddie Mac Discount Notes	0.101%	4/14/2015	—	29.8
—	13.6	Freddie Mac Discount Notes	0.096%	4/16/2015	—	13.6
—	11.0	Freddie Mac Discount Notes	0.107%	4/21/2015	—	11.0
—	15.0	Freddie Mac Discount Notes	0.096%	4/22/2015	—	15.0
—	20.0	Freddie Mac Discount Notes	0.096%	4/23/2015	—	20.0
—	13.7	Freddie Mac Discount Notes	0.101%	4/24/2015	—	13.7
—	20.0	Freddie Mac Discount Notes	0.101%	5/11/2015	—	20.0
—	8.8	Freddie Mac Discount Notes	0.112%	5/27/2015	—	8.8
—	41.0	Freddie Mac Discount Notes	0.147%	6/15/2015	—	41.0
—	15.0	Freddie Mac Discount Notes	0.137%	6/16/2015	—	15.0
—	6.9	Freddie Mac Discount Notes	0.101%	7/21/2015	—	6.9
—	24.0	Freddie Mac Discount Notes	0.159%	7/22/2015	—	24.0
10.4	—	Freddie Mac Discount Notes	0.213%-0.223%	1/6/2016	10.4	—
24.0	—	Freddie Mac Discount Notes	0.218%-0.233%	1/22/2016	24.0	—
15.5	—	Freddie Mac Discount Notes	0.244%	1/25/2016	15.5	—
26.6	—	Freddie Mac Discount Notes	0.244%	1/28/2016	26.6	—
50.0	—	Freddie Mac Discount Notes	0.233%	1/29/2016	50.0	—
43.8	—	Freddie Mac Discount Notes	0.152%-0.183%	2/5/2016	43.8	—
32.0	—	Freddie Mac Discount Notes	0.132%-0.183%	2/17/2016	32.0	—
36.5	—	Freddie Mac Discount Notes	0.137%	2/19/2016	36.5	—
14.0	—	Freddie Mac Discount Notes	0.167%	2/26/2016	14.0	—
75.0	—	Freddie Mac Discount Notes	0.142%-0.183%	3/4/2016	75.0	—
50.0	—	Freddie Mac Discount Notes	0.142%	3/7/2016	50.0	—
27.0	—	Freddie Mac Discount Notes	0.233%	3/11/2016	27.0	—
50.0	—	Freddie Mac Discount Notes	0.162%	3/18/2016	50.0	—
29.0	—	Freddie Mac Discount Notes	0.437%	4/1/2016	29.0	—
2.6	—	Freddie Mac Discount Notes	0.203%	4/4/2016	2.6	—
50.0	—	Freddie Mac Discount Notes	0.355%	4/26/2016	49.9	—
37.1	—	Freddie Mac Discount Notes	0.381%	5/2/2016	37.1	—
50.0	—	Freddie Mac Discount Notes	0.467%	5/6/2016	49.9	—
34.0	—	Freddie Mac Discount Notes	0.401%	5/9/2016	33.9	—

TOTAL GOVERNMENT AGENCY NOTES
(Cost $2,667.0 and $2,369.6)					2,666.8	2,369.9

UNITED STATES TREASURY SECURITIES—6.4% and 6.6%
—	24.0	United States Treasury Bills	0.041%	1/2/2015	—	24.0
—	4.0	United States Treasury Bills	0.035%	1/15/2015	—	4.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$—	$45.8	United States Treasury Bills	0.020%-0.040%	1/22/2015	$—	$45.8
—	19.4	United States Treasury Bills	0.038%-0.051%	2/12/2015	—	19.4
—	30.0	United States Treasury Bills	0.044%	2/19/2015	—	30.0
—	17.2	United States Treasury Bills	0.020%-0.030%	2/26/2015	—	17.2
—	43.6	United States Treasury Bills	0.020%-0.032%	3/5/2015	—	43.6
—	30.0	United States Treasury Bills	0.042%	3/12/2015	—	30.0
—	16.0	United States Treasury Bills	0.030%	3/26/2015	—	16.0
—	7.2	United States Treasury Bills	0.028%-0.044%	4/2/2015	—	7.2
—	36.6	United States Treasury Bills	0.037%	4/9/2015	—	36.6
—	41.2	United States Treasury Bills	0.056%-0.057%	5/7/2015	—	41.2
—	53.9	United States Treasury Bills	0.044%-0.071%	5/28/2015	—	53.9
—	8.5	United States Treasury Bills	0.076%	6/4/2015	—	8.4
—	196.0	United States Treasury Bills	0.071%-0.100%	6/25/2015	—	195.9
—	121.0	United States Treasury Bills	0.105%-0.112%	7/23/2015	—	120.9
—	35.0	United States Treasury Bills	0.092%-0.178%	8/20/2015	—	35.0
—	50.0	United States Treasury Bills	0.078%	9/17/2015	—	49.9
—	117.0	United States Treasury Bills	0.099%-0.101%	10/15/2015	—	116.8
48.1	—	United States Treasury Bills	0.162%-0.190%	1/7/2016	48.1	—
50.0	—	United States Treasury Bills	0.112%	1/14/2016	50.0	—
115.0	—	United States Treasury Bills	0.127%-0.172%	1/21/2016	115.0	—
110.0	—	United States Treasury Bills	0.224%-0.226%	2/4/2016	110.0	—
85.0	—	United States Treasury Bills	0.178%-0.183%	2/18/2016	85.0	—
69.1	—	United States Treasury Bills	0.164%-0.214%	2/25/2016	69.1	—
100.0	—	United States Treasury Bills	0.142%-0.178%	3/3/2016	100.0	—
30.0	—	United States Treasury Bills	0.160%	3/24/2016	30.0	—
50.0	—	United States Treasury Bills	0.190%	4/14/2016	50.0	—
50.0	—	United States Treasury Bills	0.122%	4/21/2016	50.0	—
100.0	—	United States Treasury Bills	0.412%	5/5/2016	99.9	—
50.0	—	United States Treasury Bills	0.392%	5/26/2016	49.9	—
83.0	—	United States Treasury Bills	0.467%-0.534%	6/23/2016	82.8	—
50.0	—	United States Treasury Bills	0.162%	7/21/2016	49.9	—
50.0	—	United States Treasury Bills	0.196%	8/18/2016	49.8	—
—	1.0	United States Treasury Notes	0.107%	1/15/2015	—	1.0
—	24.0	United States Treasury Notes	0.066%	4/15/2015	—	24.0
—	9.2	United States Treasury Notes	0.051%	4/23/2015	—	9.2
—	40.0	United States Treasury Notes	0.045%	4/30/2015	—	40.0
—	41.3	United States Treasury Notes	0.061%-0.062%	5/14/2015	—	41.3
—	50.0	United States Treasury Notes	0.118%	5/15/2015	—	50.0
—	100.0	United States Treasury Notes	0.063%	5/21/2015	—	100.0
—	19.6	United States Treasury Notes	0.080%	6/15/2015	—	19.6
—	30.0	United States Treasury Notes	0.152%	6/30/2015	—	30.0
—	50.0	United States Treasury Notes	0.130%-0.133%	7/15/2015	—	50.0
—	24.0	United States Treasury Notes	0.163%	7/31/2015	—	24.2
—	26.0	United States Treasury Notes	0.097%	7/31/2015	—	26.0
—	50.0	United States Treasury Notes	0.100%-0.107%	8/31/2015	—	50.1
—	50.0	United States Treasury Notes	0.118%	9/15/2015	—	50.0
—	50.0	United States Treasury Notes	0.181%	9/30/2015	—	50.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2015	2014				2015	2014
$11.0	$—	United States Treasury Notes	0.104%	1/15/2016	$11.0	$—
47.0	—	United States Treasury Notes	0.226%	2/11/2016	47.0	—
19.7	—	United States Treasury Notes	0.176%-0.223%	2/29/2016	19.6	—
50.0	—	United States Treasury Notes	0.149%-0.168%	3/15/2016	50.0	—
50.0	—	United States Treasury Notes	0.207%	3/31/2016	50.0	—
92.0	—	United States Treasury Notes	0.192%-0.243%	4/15/2016	91.9	—
50.0	—	United States Treasury Notes	0.381%	5/31/2016	50.0	—
46.4	—	United States Treasury Notes	0.498%	6/15/2016	46.4	—
35.0	—	United States Treasury Notes	0.494%	6/30/2016	35.0	—
50.0	—	United States Treasury Notes	0.280%	7/15/2016	50.0	—
50.0	—	United States Treasury Notes	0.360%-0.369%	8/15/2016	50.0	—

TOTAL UNITED STATES TREASURY SECURITIES
(Cost $1,540.7 and $1,461.5)					1,540.4	1,461.2

TOTAL OTHER MARKETABLE SECURITIES
(Cost $4,207.7 and $3,831.1)					4,207.2	3,831.1

TOTAL MARKETABLE SECURITIES
(Cost $5,067.2 and $5,231.3)					5,231.6	5,649.5

LOAN RECEIVABLE—0.4% and 0.0%
		Borrower
		Charles River Plaza North	6.080%(7)	4/6/2029	100.6	—

TOTAL LOAN RECEIVABLE
(Cost $100.0)					100.6	—

TOTAL INVESTMENTS
(Cost $20,627.6 and $19,123.8)					$24,151.6	$22,168.1

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The joint venture has not officially been dissolved as of December 31, 2015. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(7)	Represents the fixed interest rate on this investment.

(8)	The limited partnership was dissolved December 31, 2015.

(9)	The limited partnership was dissolved December 15, 2015.

(10)	A partial disposition of assets and a related mortgage payable held by the joint venture was completed on December 21, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of the TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of the TIAA Real Estate Account and its subsidiaries (the “Account”) at December 31, 2015 and 2014, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 10, 2016

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2015. Based upon management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2015, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.

The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2016, their dates of birth, and their principal occupations during at least the last five years, are as follows:

Trustees

Ronald L. Thompson (Chairman), DOB: 6/17/49
Director, Fiat Chrysler Automobiles and Medical University of South Carolina Foundation, and Trustee, Washington University in St. Louis. Member, Plymouth Ventures Partnership II Advisory Board.

Jeffrey R. Brown, DOB: 2/16/68
Josef and Margot Lakonishok Professor of Business and Dean of the College of Business at the University of Illinois at Urbana-Champaign (since 2015). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (since 2007).

James R. Chambers, DOB: 9/19/57
Director, President and Chief Executive Officer (since 2013), Weight Watchers International, Inc. President, US Snacks and Confectionary at Kraft Foods (2010 to 2012). Director, Big Lots, Inc.

Robert C. Clark, DOB: 2/26/44
Harvard University Distinguished Service Professor and Austin Wakeman Scott Professor of Law, Harvard Law School, Harvard University (since 2003). Director of the Hodson Trust, Time Warner, Inc. and Omnicom Group, Inc.

Lisa W. Hess, DOB: 8/8/55
President and Managing Partner, SkyTop Capital (since 2010). Director of Radian Group, Inc., Covariance Capital Management, Inc. (“Covariance”), and TIAA-CREF Trust Company, FSB.

Edward M. Hundert, M.D., DOB: 10/1/56
Harvard University Medical School, Dean for Medical Education and Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education (since 2014). Formerly, senior lecturer in Medical Ethics (2007 to 2014), and Director of the Center for Teaching and Learning, Harvard Medical School (2011 to 2014). Formerly, independent consultant, Huron Consulting Group (2011 to 2014).

Lawrence H. Linden, DOB: 2/19/47
Founding Trustee of the Linden Trust for Conservation, Member of the Board of Directors of the World Wildlife Fund and Advisory Director to the Redstone Strategy Group. Strategic Advisory Board Member, New World Capital Group.

Maureen O’Hara, DOB: 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University (since 1992), where she has taught since 1979. Chair of the board of Investment Technology Group, Inc. (2007 to 2016), and member of the board (2003 to 2016). Director of New Star Financial, Inc.

Donald K. Peterson, DOB: 8/13/49
Trustee emeritus of Worcester Polytechnic Institute. Director, Sanford C. Bernstein Fund Inc., Bernstein Fund Inc., and TIAA-CREF Trust Company, FSB.

Sidney A. Ribeau, DOB: 12/3/47
Professor of Communications, Howard University (since 2014). President, Howard University (2008 to 2013). Director, Worthington Industries.

Dorothy K. Robinson, DOB: 2/18/51
Of Counsel at K&L Gates (since 2016). Former Senior Counselor to the President of Yale University (2014 to 2015). Formerly, Vice President and General Counsel, Yale University (1995 to 2014). Trustee of Yale University Press, London. Director, TIAA-CREF Trust Company, FSB.

Kim M. Sharan, DOB: 10/20/57
Former President of Financial Planning and Wealth Strategies and Chief Marketing Officer at Ameriprise Financial (2002 to 2014). Director, Girls, Inc.

David L. Shedlarz, DOB: 4/17/48
Director, Pitney Bowes Inc., The Hershey Company, and TIAA-CREF Trust Company, FSB.

Marta Tienda, DOB: 8/10/50
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University (since 1999). Olivia Margaret Sage Visiting Scholar at the Russell Sage Foundation (since 2015). Trustee, Alfred P. Sloan Foundation and Jacobs Foundation.

Officer—Trustees

Roger W. Ferguson, Jr., DOB: 10/28/51
President and Chief Executive Officer of TIAA and CREF (since 2008).

Other TIAA Executive Officers

Robert G. Leary, DOB: 3/20/61
Executive Vice President, Asset Management Chief Executive Officer of TIAA. Principal Executive Officer and Executive Vice President of CREF and VA-1. Principal Executive Officer and President of TIAA-CREF Funds and TIAA-CREF Life Funds. Prior to joining TIAA, Mr. Leary served as a Representative, Securities Research, Inc., President and Chief Operating Officer, U.S., ING Americas, Chief Executive Officer, ING Insurance US, and Chairman and Chief Executive Officer, ING Investment Management, Americas.

Virginia M. Wilson, DOB: 7/22/54
Executive Vice President, Chief Financial Officer of TIAA and Executive Vice President, Chief Financial Officer and Principal Accounting Officer of CREF. Prior to joining TIAA, Ms. Wilson served as Executive Vice President and Chief Financial Officer, Wyndham Worldwide Corporation.

Ronald Pressman, DOB: 4/11/58
Executive Vice President, Institutional Financial Services Chief Executive Officer of TIAA, and Executive Vice President of the TIAA-CREF Fund Complex. Prior to joining TIAA, Mr. Pressman served as President and Chief Executive Officer of General Electric Capital Real Estate.

Edward D. Van Dolsen, DOB: 4/21/58
Executive Vice President, Individual Financial Services Chief Executive Officer of TIAA, and Executive Vice President of the TIAA-CREF Fund Complex.

Portfolio Management Team

Gerald Casimir, DOB: 10/16/59
Managing Director and Portfolio Manager, TIAA Real Estate Account. (Since 2015) Head of U.S. Real Estate Asset Management, TIAA (2011-2015). Head of Real Estate Asset Management, U.S. Northeastern Region, TIAA (2009-2011).

Gordon (Chris) McGibbon, DOB: 11/25/72
Managing Director, Head of Americas, Global Real Estate, TIAA. (Since 2016)

Heather Davis, DOB: 12/18/60
Senior Managing Director, Chief Investment Officer, Global Real Assets, TIAA. (Since 2016)

Audit Committee Financial Expert

On February 10, 2016, the Board of Trustees of TIAA determined that Lisa W. Hess and Donald K. Peterson qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in

Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.

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

Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2015, the Account expensed $31.7 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account. During 2012 and through the date of this annual report, the TIAA general account has not purchased any liquidity units. During the months of June, September, December 2012, and March 2013, the Account redeemed all outstanding liquidity units representing a total of $940.3 million and $325.4 million redeemed during 2012 and 2013, respectively.

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

For the year ended December 31, 2015, the Account expensed $69.3 million for investment advisory services and $1.1 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $80.8 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2015 and 2014 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,130,000 and $1,169,000 respectively.

Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2015 and 2014.

Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2015 and 2014.

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

(3)	(A)	Restated Charter of TIAA (as amended).[5]
	(B)	Amended Bylaws of TIAA.[6]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[2], Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts.[3]

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC[8]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[9]
*(14)		Code of Ethics of TIAA
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
*(32)		Section 1350 Certifications
**(101)

The following financial information from the annual report on Form 10-K for the periods ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).

(3)	Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).

(4)	Previously filed and incorporated herein by reference to Exhibit 1(A) the Account’s Registration Statement on Form S-1, filed with the Commission on March 15, 2013 (File No. 333-187309).

(5)	Previously filed and incorporated herein by reference to Exhibit 3(A) to the Account’s Registration Statement On Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).

(6)	Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).

(7)

Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

(8)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 (File No. 33-92990).

(9)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of March, 2016.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 10, 2016		/s/ Robert G. Leary

Robert G. Leary
Executive Vice President, Asset Management Chief
Executive Officer of Teachers Insurance and
Annuity Association of America

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 10, 2016

/s/ ROBERT G. LEARY	Executive Vice President, Asset Management Chief Executive Officer of Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 10, 2016

/s/ VIRGINIA M. WILSON	Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 10, 2016

/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 10, 2016

/s/ JEFFREY R. BROWN	Trustee	March 10, 2016

/s/ JAMES R. CHAMBERS	Trustee	March 10, 2016

/s/ ROBERT C. CLARK	Trustee	March 10, 2016

/s/ LISA W. HESS	Trustee	March 10, 2016

/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 10, 2016

/s/ LAWRENCE H. LINDEN	Trustee	March 10, 2016

/s/ MAUREEN O’HARA	Trustee	March 10, 2016

/s/ DONALD K. PETERSON	Trustee	March 10, 2016

/s/ SIDNEY A. RIBEAU	Trustee	March 10, 2016

/s/ DOROTHY K. ROBINSON	Trustee	March 10, 2016

/s/ KIM M. SHARAN	Trustee	March 10, 2016
/s/ DAVID L. SHEDLARZ	Trustee	March 10, 2016

/s/ MARTA TIENDA	Trustee	March 10, 2016

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.