Form 10-Q
period 2016-03-31
TIAA REAL ESTATE ACCOUNT
filed 2016-05-10
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 33-92990; 333-210139

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
TIAA REAL ESTATE ACCOUNT
March 31, 2016

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,352.7 and $12,289.0)	$14,762.2	$14,606.2
Real estate joint ventures and limited partnerships (cost: $3,187.8 and $3,171.4)	4,359.8	4,213.2
Marketable securities:
Real estate related (cost: $860.0 and $859.5)	1,069.5	1,024.4
Other (cost: $4,501.5 and $4,207.7)	4,502.2	4,207.2
Loan Receivable (cost: $100.0 and $100.0)	100.6	100.6

Total investments (cost: $21,002.0 and $20,627.6)	24,794.3	24,151.6

Cash and cash equivalents	13.4	11.9
Due from investment manager	12.3	5.7
Other	229.3	230.2

TOTAL ASSETS	25,049.3	24,399.4

LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $1,763.5 and $1,763.7)	1,795.8	1,794.4
Accrued real estate property expenses	169.5	191.5
Other	54.1	53.5

TOTAL LIABILITIES	2,019.4	2,039.4

COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,556.2	21,898.6
Annuity Fund	473.7	461.4

TOTAL NET ASSETS	$23,029.9	$22,360.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING	61.0	60.4

NET ASSET VALUE, PER ACCUMULATION UNIT	$369.614	$362.773

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
INVESTMENT INCOME
Real estate income, net:
Rental income	$245.9	$217.0

Real estate property level expenses and taxes:
Operating expenses	57.6	51.1
Real estate taxes	38.1	35.3
Interest expense	17.4	23.3

Total real estate property level expenses and taxes	113.1	109.7

Real estate income, net	132.8	107.3
Income from real estate joint ventures and limited partnerships	27.8	31.7
Interest	5.0	1.4
Dividends	3.2	9.0

TOTAL INVESTMENT INCOME	168.8	149.4

Expenses:
Investment management charges	14.4	20.0
Administrative charges	17.3	12.9
Distribution charges	6.7	5.3
Mortality and expense risk charges	0.3	0.2
Liquidity guarantee charges	8.4	7.5

TOTAL EXPENSES	47.1	45.9

INVESTMENT INCOME, NET	121.7	103.5

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	8.3	216.9
Real estate joint ventures and limited partnerships	—	169.5
Marketable securities	14.0	27.4

Net realized gain on investments	22.3	413.8

Net change in unrealized appreciation (depreciation) on:
Real estate properties	92.3	(44.5)
Real estate joint ventures and limited partnerships	145.8	104.9
Marketable securities	43.3	34.9
Mortgage loans payable	(1.6)	(18.7)

Net change in unrealized appreciation on investments and mortgage loans payable	279.8	76.6

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	302.1	490.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$423.8	$593.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
FROM OPERATIONS
Investment income, net	$121.7	$103.5
Net realized gain on investments	22.3	413.8
Net change in unrealized appreciation on investments and mortgage loans payable	279.8	76.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	423.8	593.9

FROM PARTICIPANT TRANSACTIONS
Premiums	758.2	663.6
Annuity payments	(9.9)	(8.6)
Withdrawals and death benefits	(502.2)	(464.1)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	246.1	190.9

NET INCREASE IN NET ASSETS	669.9	784.8
NET ASSETS
Beginning of period	22,360.0	19,829.0

End of period	$23,029.9	$20,613.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$423.8	$593.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(22.3)	(413.8)
Net change in unrealized appreciation on investments and mortgage loans payable	(279.8)	(76.6)
Reinvestment of Limited Partnership distribution	(0.7)	—
Purchase of real estate properties	(107.4)	(188.4)
Capital improvements on real estate properties	(43.8)	(48.2)
Proceeds from sale of real estate properties	90.3	421.4
Purchases of long term investments	(11.8)	(169.9)
Proceeds from long term investments	22.6	413.4
Increase in other investments	(293.8)	(750.0)
Change in due from investment manager	(6.6)	(1.1)
Decrease in other assets	0.9	8.2
Decrease in other liabilities	(15.8)	(6.1)

NET CASH USED IN OPERATING ACTIVITIES	(244.4)	(217.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(0.2)	(0.2)
Premiums	758.2	663.6
Annuity payments	(9.9)	(8.6)
Withdrawals and death benefits	(502.2)	(464.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	245.9	190.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.5	(26.5)
CASH AND CASH EQUIVALENTS
Beginning of period	11.9	36.5

End of period	$13.4	$10.0

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$17.5	$23.5

Loan assignment as part of a real estate disposition	$—	$200.0

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships. The Account also holds an investment in a loan receivable with a commercial real estate property as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Restricted Cash: The Account held $45.3 million and $50.9 million as of March 31, 2016 and December 31, 2015, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

New Accounting Pronouncements: In February 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU amends, amongst other items, the consolidation rules regarding the evaluation of whether a limited partnership or similar entity is a variable interest entity or voting interest entity as well as the elimination of the presumption that a general partner should consolidate a limited partnership. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management has concluded ASU 2015-02 has no impact on the Account’s Consolidated Financial Statements.

In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). This ASU amends, amongst other items, the presentation of debt issuance costs on an entity’s balance sheet. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Management has concluded ASU 2015-03 has no impact on the Account’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU amends, amongst other items, certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Management is currently assessing the impact of ASU 2016-01 on the Account’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-08 (Topic 606), Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). This ASU does not change the core principle of the guidance stated in ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The amendments in this ASU are instead intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. Management has concluded ASU 2016-08 will not significantly impact the Account’s Consolidated Financial Statements.

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

The Account’s wholly owned real estate and joint venture investments are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2016:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	21.3%	17.1%	6.3%	0.2%	44.9%
Apartment	9.4%	8.5%	4.3%	—	22.2%
Retail	3.6%	3.6%	8.0%	0.3%	15.5%
Industrial	1.5%	8.0%	4.1%	0.8%	14.4%
Other(2)	2.6%	0.2%	0.1%	0.1%	3.0%

Total	38.4%	37.4%	22.8%	1.4%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 (unaudited) and December 31, 2015, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2016
Real estate properties	$—	$—	$14,762.2	$—	$14,762.2
Real estate joint ventures	—	—	4,221.0	—	4,221.0
Limited partnerships	—	—	—	138.8	138.8
Marketable securities:
Real estate related	1,069.5	—	—	—	1,069.5
Government agency notes	—	2,966.7	—	—	2,966.7
United States Treasury securities	—	1,535.5	—	—	1,535.5
Loan receivable	—	—	100.6	—	100.6

Total Investments at March 31, 2016	$1,069.5	$4,502.2	$19,083.8	$138.8	$24,794.3

Mortgage loans payable	$—	$—	$(1,795.8)	$—	$(1,795.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2015
Real estate properties	$—	$—	$14,606.2	$—	$14,606.2
Real estate joint ventures	—	—	4,068.4	—	4,068.4
Limited partnerships	—	—	—	144.8	144.8
Marketable securities:
Real estate related	1,024.4	—	—	—	1,024.4
Government agency notes	—	2,666.8	—	—	2,666.8
United States Treasury securities	—	1,540.4	—	—	1,540.4
Loan receivable	—	—	100.6	—	100.6

Total Investments at December 31, 2015	$1,024.4	$4,207.2	$18,775.2	$144.8	$24,151.6

Mortgage loans payable	$—	$—	$(1,794.4)	$—	$(1,794.4)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	100.6	150.7	—	251.3	(1.6)
Purchases(1)	145.7	2.1	—	147.8	—
Sales	(90.3)	—	—	(90.3)	—
Settlements(2)	—	(0.2)	—	(0.2)	0.2

Ending balance March 31, 2016	$14,762.2	$4,221.0	$100.6	$19,083.8	$(1,795.8)

	Real Estate Properties	Real Estate Joint Ventures	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$—	$16,161.1	$(2,373.8)
Total realized and unrealized gains (losses) included in changes in net assets	172.4	246.8	—	419.2	(18.7)
Purchases(1)	233.5	6.0	100.0	339.5	—
Sales	(621.4)	—	—	(621.4)	—
Settlements(2)	—	(0.2)	—	(0.2)	200.2

Ending balance March 31, 2015	$12,923.5	$3,274.7	$100.0	$16,298.2	$(2,192.3)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2016 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 8.5% (6.5%) 4.3% - 7.3% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.8% (6.7%) 4.8% - 7.3% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.3% (5.1%)

	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.3% (6.2%) 3.8% - 5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.7%) 4.8% - 8.8% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.5% (5.0%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.6% - 49.6% (43.6%) 2.9% - 3.9% (3.6%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.6% - 49.6% (43.6%) 1.2 - 1.3 (1.3)

	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.2% - 62.6% (44.3%) 2.9% - 3.6% (3.3%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.2% - 62.6% (44.3%) 1.2 - 1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.9% - 48.1% (35.1%) 2.8% - 4.1% (3.3%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.9% - 48.1% (35.1%) 1.1 - 1.3 (1.2)

Loan Receivable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	76.1% (76.1%) 6.1% (6.1%)

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

During the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2016	$101.4	$158.7	$—	$260.1	$(1.6)

For the three months ended March 31, 2015	$188.5	$246.8	$—	$435.3	$(18.7)

Note 5—Mortgage Loans Payable

At March 31, 2016, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2016	December 31, 2015
		(Unaudited)
Charleston Plaza(1)(4)	5.60% paid monthly	$34.5	$34.7	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
55 Second Street(4)(7)	3.74% paid monthly	137.5	137.5	October 1, 2026

Total Principal Outstanding		$1,763.5	$1,763.7
Fair Value Adjustment(3)		32.3	30.7

Total mortgage loans payable		$1,795.8	$1,794.4

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within Palomino Park portfolio.

(7)	This mortgage is comprised of three individual loans, all with equal recourse, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

Note 6—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2016	Years Ended December 31,
		2015	2014	2013
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$4.051	$15.538	$15.862	$15.313
Real estate property level expenses and taxes	1.863	7.319	7.788	8.112

Real estate income, net	2.188	8.219	8.074	7.201
Other income	0.593	3.342	3.459	2.759

Total income	2.781	11.561	11.533	9.960
Expense charges(1)	0.776	3.092	2.880	2.672

Investment income, net	2.005	8.469	8.653	7.288
Net realized and unrealized gain on investments and mortgage loans payable	4.836	18.911	27.868	19.015

Net increase in Accumulation Unit Value	6.841	27.380	36.521	26.303
Accumulation Unit Value:
Beginning of period	362.773	335.393	298.872	272.569

End of period	$369.614	$362.773	$335.393	$298.872

Total return	1.89%	8.16%	12.22%	9.65%
Ratios to Average net assets(2):
Expenses(1)	0.84%	0.86%	0.89%	0.92%
Investment income, net	2.16%	2.37%	2.68%	2.50%
Portfolio turnover rate(3):
Real estate properties(4)	0.5%	5.7%	6.5%	2.1%
Marketable securities(5)	0.9%	10.0%	15.9%	8.4%
Accumulation Units outstanding at end of period (in millions)	61.0	60.4	57.9	55.3
Net assets end of period (in millions)	$23,029.9	$22,360.0	$19,829.0	$16,907.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended March 31, 2016 are annualized.

(3)	Percentages for the three months ended March 31, 2016 are not annualized.

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

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
	(Unaudited)
Outstanding:
Beginning of period	60.4	57.9
Credited for premiums	2.0	8.1
Annuity, other periodic payments, withdrawals and death benefits	(1.4)	(5.6)

End of period	61.0	60.4

Note 8—Commitments and Contingencies

Commitments—The Account had $45.0 million of outstanding immediately callable commitments at March 31, 2016 and December 31, 2015. The commitment is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding as a limited partner. As of March 31, 2016, no funding payments were made. Once the obligation is funded, the Account anticipates holding a 60%-90% interest in the fund.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9—Subsequent Events

Purchases

Fort Point Creative Exchange Portfolio—Boston, MA

On April 8, 2016, the Account purchased a 100% fee simple interest in a portfolio of office properties located in Boston, Massachusetts for $220.4 million. The portfolio consists of six properties, totaling 408,342 square feet, which includes 20,553 square feet of retail space. At the time of purchase, the property was 96.6% leased.

Financings

701 Brickell Avenue—Miami, FL

On April 1, 2016, the Account entered into a new mortgage loan secured by its real estate investment located at 701 Brickell Avenue in Miami, Florida, with a principal amount of $184.0 million. The debt has an interest rate of 3.66%, maturing on April 1, 2026 and is interest only for the first five years.

1900 K Street, NW—Washington, DC

On April 1, 2016, the Account entered into a new mortgage loan secured by its real estate investment located at 1900 K Street, NW in Washington, DC, with a principal amount of $163.0 million. The debt has an interest rate of 3.93%, maturing on April 1, 2028 and is interest only for the first six years.

501 Boylston Street—Boston, MA

On April 1, 2016, the Account entered into a new mortgage loan secured by its real estate investment located at 501 Boylston Street in Boston, Massachusetts, with a principal amount of $216.5 million. The debt has an interest rate of 3.70%, maturing on April 1, 2028 and is interest only for the first 10 years.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—59.5% and 60.5%

Location/Description	Type	Fair Value at
		March 31, 2016		December 31, 2015
		(Unaudited)
Arizona:
Camelback Center	Office	$57.0		$51.1
Kierland Apartment Portfolio	Apartments	124.1	(1)	119.7	(1)
California:
3 Hutton Centre Drive	Office	56.4		57.1
55 Second Street	Office	333.1	(1)	335.2	(1)
88 Kearny Street	Office	168.1		165.4
200 Middlefield Road	Office	56.5		55.5
Castro Station	Office	154.0		150.0
Centre Pointe and Valley View	Industrial	42.2		41.3
Cerritos Industrial Park	Industrial	113.9		108.7
Charleston Plaza	Retail	88.0	(1)	88.0	(1)
Great West Industrial Portfolio	Industrial	159.2		158.3
Holly Street Village	Apartments	132.5		130.7
Larkspur Courts	Apartments	137.7		135.9
Northern CA RA Industrial Portfolio	Industrial	70.8		69.5
Northpark Village Square	Retail	49.1		47.6
Oakmont IE West Portfolio	Industrial	78.4		76.2
Oceano at Warner Center	Apartments	83.5		82.5
Ontario Industrial Portfolio	Industrial	431.5		421.6
Ontario Mills Industrial Portfolio	Industrial	49.7		48.6
Pacific Plaza	Office	112.0		94.7
Rancho Cucamonga Industrial Portfolio	Industrial	167.6		166.1
Regents Court	Apartments	87.9	(1)	87.1	(1)
Southern CA RA Industrial Portfolio	Industrial	126.6		119.3
Stella	Apartments	172.6		170.8
Stevenson Point	Industrial	42.0		41.6
The Forum at Carlsbad	Retail	216.1	(1)	215.0	(1)
The Legacy at Westwood	Apartments	138.2	(1)	141.4	(1)
Township Apartments	Apartments	86.8		88.4
West Lake North Business Park	Office	54.6		54.4
Westcreek	Apartments	46.7		45.1
Westwood Marketplace	Retail	124.8		125.3
Wilshire Rodeo Plaza	Office	308.5		302.4
Colorado:
Palomino Park	Apartments	305.9	(1)	302.6	(1)
South Denver Marketplace	Retail	71.4		70.8
Connecticut:
Wilton Woods Corporate Campus	Office	137.9		141.3
Florida:
701 Brickell Avenue	Office	372.1		371.0
Casa Palma	Apartments	93.0		92.7
Publix at Weston Commons	Retail	68.5		68.2
Seneca Industrial Park	Industrial	92.2		87.9
South Florida Apartment Portfolio	Apartments	94.3		93.1
The Manor Apartments	Apartments	54.0		54.0
The Manor at Flagler Village	Apartments	150.3		150.5
The Residences at the Village of Merrick Park	Apartments	72.9		71.7
Urban Centre	Office	121.7		122.3
Weston Business Center	Industrial	87.8		88.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2016		December 31, 2015
		(Unaudited)
Georgia:
Atlanta Industrial Portfolio	Industrial	$58.5		$58.5
Shawnee Ridge Industrial Portfolio	Industrial	82.3		81.4
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	76.7		73.1
Chicago Industrial Portfolio	Industrial	81.6		84.1
Parkview Plaza	Office	47.5		51.2
Maryland:
Landover Logistics Center	Industrial	38.7		38.3
The Shops at Wisconsin Place	Retail	104.5		103.5
Massachusetts:
99 High Street	Office	510.4		506.4
501 Boylston Street	Office	467.1		434.3
Northeast RA Industrial Portfolio	Industrial	40.6		39.6
Residence at Rivers Edge	Apartments	—		87.5
New Jersey:
200 Milik Street	Industrial	50.2		50.1
Marketfair	Retail	105.4		106.5
Mohawk Distribution Center	Industrial	80.9		81.9
South River Road Industrial	Industrial	69.3		68.3
New York:
21 Penn Plaza	Office	275.1		270.1
250 North 10th Street	Apartments	173.0		171.0
425 Park Avenue	Ground Lease	445.0		440.0
430 West 15th Street	Office	110.0		—
780 Third Avenue	Office	421.6	(1)	420.6	(1)
837 Washington Street	Office	205.3		205.0
The Colorado	Apartments	263.3	(1)	263.6	(1)
The Corner	Apartments	255.0	(1)	265.0	(1)
Oregon:
The Cordelia	Apartments	50.0		48.5
Pennsylvania:
1619 Walnut Street	Retail	23.3		23.2
The Pepper Building	Apartments	53.2		53.2
Tennessee:
Southside at McEwen	Retail	48.1		47.6
Texas:
Beltway North Commerce Center	Industrial	23.4		23.4
Cliffs at Barton Creek	Apartments	46.3		46.4
Dallas Industrial Portfolio	Industrial	199.1		193.2
Houston Apartment Portfolio	Apartments	173.2		175.5
Lincoln Centre	Office	325.9		315.9
Northwest Houston Industrial Portfolio	Industrial	69.3		68.8
Park 10 Distribution	Industrial	12.8		12.6
Pinnacle Industrial Portfolio	Industrial	51.7		46.7
Pinto Business Park	Industrial	93.0		93.0
The Caruth	Apartments	81.5	(1)	81.8	(1)
The Maroneal	Apartments	56.6		57.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2016		December 31, 2015
		(Unaudited)
Virginia:
8270 Greensboro Drive	Office	$48.0		$48.1
Ashford Meadows Apartments	Apartments	105.3	(1)	106.0	(1)
Plaza America	Retail	108.0		106.0
The Ellipse at Ballston	Office	79.9		87.5
The Palatine	Apartments	127.8	(1)	126.9	(1)
Washington:
Circa Green Lake	Apartments	88.0		87.9
Fourth and Madison	Office	500.3	(1)	489.3	(1)
Millennium Corporate Park	Office	190.0		189.5
Northwest RA Industrial Portfolio	Industrial	30.1		29.5
Pacific Corporate Park	Industrial	37.1		36.9
Prescott Wallingford Apartments	Apartments	55.5		58.0
Rainier Corporate Park	Industrial	100.4		96.9
Regal Logistics Campus	Industrial	79.8		78.2
Union - South Lake Union	Apartments	105.0		105.0
Washington DC:
1001 Pennsylvania Avenue	Office	805.1	(1)	805.8	(1)
1401 H Street, NW	Office	232.3	(1)	242.2	(1)
1900 K Street, NW	Office	333.0		327.3
Mass Court	Apartments	168.0	(1)	169.1	(1)
Mazza Gallerie	Retail	81.0		92.8
The Ashton	Apartments	41.2		41.2
The Louis at 14th	Apartments	182.9		182.6
The Woodley	Apartments	202.0		203.3

TOTAL REAL ESTATE PROPERTIES
(Cost $12,352.7 and $12,289.0)		$14,762.2		$14,606.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—17.6% and 17.5%
REAL ESTATE JOINT VENTURES—17.0% and 16.9%

Location/Description	Type	Fair Value at
		March 31, 2016		December 31, 2015
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$558.0		$559.3
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	74.2		73.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	189.3	(2)	189.6	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	193.0		190.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	122.4	(2)	120.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	729.1	(2)	644.5	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	141.7		136.5
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	155.0	(2)	134.1	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	20.7		19.6
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	212.8		204.3
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	195.4		192.9
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	41.4	(2)	38.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	203.0	(2)	199.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	143.9	(2)	128.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	371.6	(2)	379.5	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	237.9		235.5
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	497.2	(2,3)	488.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	134.4	(2,3)	132.9	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	—	(3,5)	—	(3,5)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $3,049.8 and $3,032.3)		$4,221.0		$4,068.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Fair Value at
	March 31, 2016		December 31, 2015
	(Unaudited)
LIMITED PARTNERSHIPS—0.6% and 0.6%
Clarion Gables Multi-Family Trust LP (8.36% Account Interest)	$115.8		$112.9
Colony Realty Partners LP (5.27% Account Interest)	13.6		20.4
Lion Gables Apartment Fund (18.46% Account Interest)	—	(6)	—	(6)
Taconic New York City GP Fund, LP	—	(7)	—
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	9.4		11.5

TOTAL LIMITED PARTNERSHIPS (Cost $138.0 and $139.1)	138.8		144.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $3,187.8 and $3,171.4)	$4,359.8		$4,213.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—22.5% and 21.6%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.3% and 4.2%

Shares		Issuer	Fair Value at
			March 31, 2016	December 31, 2015
2016	2015
			(Unaudited)
74,537	74,537	Acadia Realty Trust	$2.6	$2.5
21,530	18,734	Agree Realty Corporation	0.8	0.6
2,183	2,183	Alexander’s, Inc.	0.8	0.8
78,684	78,684	Alexandria Real Estate Equities, Inc.	7.2	7.1
41,950	41,950	American Assets Trust, Inc.	1.7	1.6
140,539	122,225	American Campus Communities, Inc.	6.6	5.1
6,347	6,347	American Farmland Company	0.1	0.1
203,575	163,619	American Homes 4 Rent	3.2	2.7
—	35,204	American Residential Properties	—	0.7
455,888	458,181	American Tower Corp.	46.8	44.4
170,490	170,490	Apartment Investment and Management Company	7.1	6.8
181,776	181,776	Apple Hospitality Inc.	3.6	3.6
34,711	34,711	Armada Hoffler Properties Inc.	0.4	0.4
29,357	29,357	Ashford Hospitality Prime Inc.	0.3	0.4
100,517	100,517	Ashford Hospitality Trust, Inc.	0.6	0.6
147,636	148,389	Avalonbay Communities, Inc.	28.1	27.3
—	222,345	BioMed Realty Trust, Inc.	—	5.3
20,504	20,504	Bluerock Residential Growth, Inc.	0.2	0.2
165,480	166,324	Boston Properties, Inc.	21.0	21.2
189,087	195,470	Brandywine Realty Trust	2.7	2.7
190,718	190,718	Brixmore Porperty Group Inc	4.9	4.9
93,179	94,156	Camden Property Trust	7.8	7.2
—	70,056	Campus Crest Communities, Inc.	—	0.5
89,888	89,888	Care Capital Properties, Inc.	2.4	2.7
55,061	55,061	CareTrust REIT Inc.	0.7	0.6
46,704	46,704	Catchmark Timber Trust, Inc.	0.5	0.5
185,704	185,704	CBL & Associates Properties, Inc.	2.2	2.3
92,124	92,124	Cedar Shopping Centers, Inc.	0.7	0.7
40,150	40,150	Chatham Lodging Trust	0.9	0.8
64,801	64,801	Chesapeake Lodging Trust	1.7	1.6
53,362	—	Colony Starwood Homes	1.3	—
135,599	135,599	Columbia Property Trust Inc.	3.0	3.2
131,917	136,492	Communication Sales & Leasing, Inc.	2.9	2.6
7,031	7,031	Community Healthcare Trust, Inc.	0.1	0.1
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.3	0.2
33,372	33,372	CoreSite Realty Corporation	2.3	1.9
103,186	103,186	Corporate Office Properties Trust	2.7	2.3
122,465	122,465	Corrections Corporation of America	3.9	3.2
231,292	231,292	Cousins Properties Incorporated	2.4	2.2
360,340	362,207	Crown Castle International Corporation	31.3	31.3
189,615	184,709	Cubesmart	6.3	5.7
64,520	64,520	CyrusOne Inc.	2.9	2.4
96,068	96,068	DCT Industrial Trust, Inc.	3.8	3.6
333,126	333,126	DDR Corp	5.9	5.6
219,413	219,413	DiamondRock Hospitality Company	2.2	2.1
157,802	147,536	Digital Realty Trust, Inc.	14.0	11.2
147,977	147,977	Douglas Emmett, Inc.	4.5	4.6
372,304	376,363	Duke Realty Corporation	8.4	7.9
80,057	71,557	DuPont Fabros Technology, Inc.	3.2	2.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2016	December 31, 2015
2016	2015
			(Unaudited)
14,727	14,727	Easterly Government Properties, Inc.	$0.3	$0.3
34,861	34,861	EastGroup Properties, Inc.	2.1	1.9
67,392	60,392	Education Realty Trust, Inc.	2.8	2.3
99,527	99,527	Empire State Realty Trust	1.7	1.8
67,969	64,743	EPR Properties	4.5	3.8
73,886	66,786	Equinix Inc.	24.4	20.2
136,984	136,984	Equity Commonwealth	3.9	3.8
83,026	83,026	Equity Lifestyle Properties, Inc.	6.0	5.5
99,201	85,201	Equity One, Inc.	2.8	2.3
388,676	390,695	Equity Residential	29.2	31.9
71,115	71,115	Essex Property Trust, Inc.	16.6	17.0
125,053	125,053	Extra Space Storage, Inc.	11.7	11.0
76,358	74,751	Federal Realty Investment Trust	11.9	10.9
157,554	157,554	FelCor Lodging Trust Incorporated	1.3	1.2
119,778	119,778	First Industrial Realty Trust, Inc.	2.7	2.7
68,780	68,780	First Potomac Realty Trust	0.6	0.8
98,453	98,453	Franklin Street Properties Corp.	1.0	1.0
95,044	95,044	Gaming and Leisure Properties, Inc.	2.9	2.6
543,430	546,334	General Growth Properties, Inc.	16.2	14.9
77,601	77,601	GEO Group Inc./The	2.7	2.2
26,359	26,214	Getty Realty Corp.	0.5	0.5
23,254	23,254	Gladstone Commercial Corporation	0.4	0.3
76,778	76,778	Government Properties Income Trust	1.4	1.2
451,331	451,331	Gramercy Property Trust Inc.	3.8	3.5
501,686	504,269	HCP, Inc.	16.3	19.3
109,418	109,418	Healthcare Realty Trust Inc.	3.4	3.1
140,677	137,819	Healthcare Trust of America	4.1	3.7
44,636	44,636	Hersha Hospitality Trust	1.0	1.0
102,464	102,464	Highwoods Properties, Inc.	4.9	4.5
165,124	165,124	Hospitality Properties Trust	4.4	4.3
816,104	825,304	Host Hotels & Resorts, Inc.	13.6	12.7
79,867	79,867	Hudson Pacific Properties, Inc.	2.3	2.3
32,461	32,461	Independence Realty Trust, Inc.	0.2	0.2
—	94,370	Inland Real Estate Corp.	—	1.0
136,573	136,573	Investors Real Estate Trust	1.0	0.9
201,089	201,089	Iron Mountain Inc.	6.8	5.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	116.9	112.7
100,594	100,594	Kilroy Realty Corporation	6.2	6.4
443,472	448,463	Kimco Realty Corporation	12.8	11.9
89,244	89,244	Kite Realty Group Trust	2.5	2.3
88,213	89,664	Lamar Advertising Corporation	5.4	5.4
123,151	123,151	LaSalle Hotel Properties	3.1	3.1
256,516	256,516	Lexington Realty Trust	2.2	2.1
159,463	162,768	Liberty Property Trust	5.3	5.1
40,342	38,232	LTC Properties, Inc.	1.8	1.6
97,182	97,182	Mack-Cali Realty Corporation	2.3	2.3
255,456	255,456	Medical Properties Trust, Inc.	3.3	2.9
81,978	81,978	Mid-America Apartment Communities, Inc.	8.4	7.4
61,924	61,924	Monmouth Real Estate Investment Corporation	0.7	0.6
184,354	184,354	Monogram Residential Trust Inc.	1.8	1.8
37,511	37,511	National Health Investors, Inc.	2.5	2.3
152,048	146,133	National Retail Properties, Inc.	7.0	5.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2016	December 31, 2015
2016	2015
			(Unaudited)
24,977	24,977	National Storage Affiliates Trust	$0.5	$0.4
87,273	87,273	New Senior Investment Group	0.9	0.9
177,920	177,920	New York REIT	1.8	2.0
18,365	18,365	Nexpoint Residential Trust, Inc.	0.2	0.2
72,837	72,837	NorthStar Realty Europe Corp.	0.8	0.9
189,319	189,319	Northstar Realty Finance Corp.	2.5	3.2
178,475	178,475	Omega Healthcare Investors, Inc.	6.3	6.2
11,794	11,794	One Liberty Properties, Inc.	0.3	0.3
148,839	148,839	Outfront Media Inc.	3.1	3.2
156,333	156,333	Paramount Group Inc.	2.5	2.8
86,954	86,954	Parkway Properties, Inc.	1.4	1.4
78,371	78,371	Pebblebrook Hotel Trust	2.3	2.2
72,024	72,024	Pennsylvania Real Estate Investment Trust	1.6	1.6
117,726	95,326	Physicians Realty Trust	2.2	1.6
157,777	157,777	Piedmont Office Realty Trust, Inc.	3.2	3.0
—	190,702	Plum Creek Timber Company, Inc.	—	9.1
58,985	58,985	Post Properties, Inc.	3.5	3.5
40,691	40,691	Potlatch Corporation	1.3	1.2
23,945	23,945	Preferred Apartment Communities, Inc.	0.3	0.3
565,342	568,315	ProLogis	25.0	24.4
21,667	21,667	PS Business Parks, Inc.	2.2	1.9
156,407	157,211	Public Storage, Inc.	43.2	38.9
41,960	41,960	QTS Realty Trust, Inc.	2.0	1.9
84,869	84,869	Ramco-Gershenson Properties Trust	1.5	1.4
133,664	137,264	Rayonier, Inc.	3.3	3.0
269,167	270,636	Realty Income Corporation	16.8	14.0
105,234	101,582	Regency Centers Corporation	7.9	6.9
106,928	106,928	Retail Opportunity Investment	2.2	1.9
257,274	257,274	Retail Properties of America	4.1	3.8
59,147	59,147	Rexford Industrial Realty Inc.	1.1	1.0
136,460	136,460	RLJ Lodging Trust	3.1	3.0
39,799	39,799	Rouse Properties, Inc.	0.7	0.6
53,069	53,069	Ryman Hospitality Properties	2.7	2.7
70,355	74,407	Sabra Health Care REIT Inc.	1.4	1.5
15,057	15,057	Saul Centers, Inc.	0.8	0.8
73,541	73,541	Select Income Real Estate Investment Trust	1.7	1.5
259,057	259,057	Senior Housing Properties Trust	4.6	3.8
36,820	36,820	Silver Bay Realty Trust Corp.	0.5	0.6
335,235	336,974	Simon Property Group, Inc.	69.7	65.5
107,483	108,594	SL Green Realty Corp.	10.4	12.3
42,078	38,958	Sovran Self Storage, Inc.	5.0	4.2
459,110	459,110	Spirit Realty Capital Inc.	5.2	4.6
73,832	73,832	Stag Industrial, Inc.	1.5	1.4
—	41,562	Starwood Waypoint Residential Trust	—	0.9
112,358	70,283	STORE Capital Corporation	2.9	1.6
91,828	91,828	Summit Hotel Properties, Inc.	1.1	1.1
60,628	60,628	Sun Communities, Inc.	4.3	4.2
224,969	228,054	Sunstone Hotel Investors, L.L.C.	3.1	2.8
104,353	104,353	Tanger Factory Outlet Centers, Inc.	3.8	3.4
65,358	65,358	Taubman Centers, Inc.	4.7	5.0
46,459	46,459	Terreno Realty Corporation	1.1	1.1
171,305	171,305	The Macerich Company	13.6	13.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2016	December 31, 2015
2016	2015
			(Unaudited)
52,125	52,125	Tier Inc.	$0.7	$0.8
282,619	285,672	UDR, Inc.	10.9	10.7
26,623	26,623	UMH Properties, Inc.	0.3	0.3
14,263	14,263	Universal Health Realty Income Trust	0.8	0.7
97,203	97,203	Urban Edge Properties	2.5	2.3
28,041	28,041	Urstadt Biddle Properties, Inc.	0.6	0.5
362,406	358,667	Ventas, Inc.	22.9	20.2
985,845	985,845	VEREIT, Inc.	8.7	7.8
182,840	183,731	Vornado Realty Trust	17.3	18.4
73,550	73,550	Washington Real Estate Investment Trust	2.1	2.0
121,612	121,612	Weingarten Realty Investors	4.6	4.2
383,049	380,157	Welltower Inc.	26.7	25.9
852,590	553,851	Weyerhaeuser Company	26.4	16.6
27,622	27,622	Whitestone Real Estate Investment Trust B	0.3	0.3
39,142	39,142	Winthrop Realty Trust	0.5	0.5
95,448	95,448	WP Carey Inc.	5.9	5.6
200,141	200,141	WP Glimcher Inc.	1.9	2.1
121,567	121,567	Xenia Hotels & Resorts Inc.	1.9	1.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $860.0 and $859.5)			$1,069.5	$1,024.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—18.2% and 17.4%
GOVERNMENT AGENCY NOTES—12.0% and 11.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$4.0	Fannie Mae Discount Notes	0.162%	1/4/2016	$—	$4.0
—	9.0	Fannie Mae Discount Notes	0.213%	1/5/2016	—	9.0
—	40.0	Fannie Mae Discount Notes	0.218%	1/12/2016	—	40.0
—	15.0	Fannie Mae Discount Notes	0.223%	1/19/2016	—	15.0
—	26.6	Fannie Mae Discount Notes	0.225%	1/20/2016	—	26.6
—	25.0	Fannie Mae Discount Notes	0.223%	1/27/2016	—	25.0
—	5.9	Fannie Mae Discount Notes	0.274%	2/2/2016	—	5.9
—	10.9	Fannie Mae Discount Notes	0.244%	2/3/2016	—	10.8
—	2.0	Fannie Mae Discount Notes	0.345%	2/8/2016	—	2.0
—	36.2	Fannie Mae Discount Notes	0.132%-0.172%	2/10/2016	—	36.2
—	25.0	Fannie Mae Discount Notes	0.300%	3/2/2016	—	25.0
—	50.0	Fannie Mae Discount Notes	0.275%-0.305%	3/9/2016	—	50.0
—	4.0	Fannie Mae Discount Notes	0.203%	3/14/2016	—	4.0
—	16.0	Fannie Mae Discount Notes	0.213%	3/16/2016	—	16.0
—	24.0	Fannie Mae Discount Notes	0.162%	3/17/2016	—	24.0
—	4.0	Fannie Mae Discount Notes	0.213%	3/30/2016	—	4.0
24.9	24.9	Fannie Mae Discount Notes	0.183%	4/4/2016	24.9	24.9
10.0	10.0	Fannie Mae Discount Notes	0.178%	4/5/2016	10.0	10.0
25.5	25.5	Fannie Mae Discount Notes	0.215%	4/6/2016	25.5	25.5
10.2	—	Fannie Mae Discount Notes	0.299%	4/7/2016	10.2	—
20.1	20.1	Fannie Mae Discount Notes	0.193%	4/11/2016	20.1	20.0
50.0	50.0	Fannie Mae Discount Notes	0.188%	4/12/2016	50.0	49.9
4.0	4.0	Fannie Mae Discount Notes	0.310%	4/18/2016	4.0	4.0
3.5	3.5	Fannie Mae Discount Notes	0.233%	4/19/2016	3.5	3.5
25.3	25.3	Fannie Mae Discount Notes	0.325%-0.340%	4/27/2016	25.3	25.2
40.0	—	Fannie Mae Discount Notes	0.355%-0.376%	5/3/2016	40.0	—
25.0	25.0	Fannie Mae Discount Notes	0.366%	5/4/2016	25.0	24.9
9.1	—	Fannie Mae Discount Notes	0.365%	5/13/2016	9.1	—
20.1	20.1	Fannie Mae Discount Notes	0.371%	5/18/2016	20.1	20.0
15.0	—	Fannie Mae Discount Notes	0.396%	5/23/2016	15.0	—
42.0	17.0	Fannie Mae Discount Notes	0.342%-0.417%	5/25/2016	42.0	17.0
50.0	—	Fannie Mae Discount Notes	0.376%	6/2/2016	50.0	—
35.0	—	Fannie Mae Discount Notes	0.360%	6/6/2016	35.0	—
17.8	—	Fannie Mae Discount Notes	0.386%	6/10/2016	17.8	—
30.0	—	Fannie Mae Discount Notes	0.406%	6/14/2016	30.0	—
50.0	—	Fannie Mae Discount Notes	0.396%	6/16/2016	50.0	—
40.0	—	Fannie Mae Discount Notes	0.376%	6/24/2016	40.0	—
25.2	—	Fannie Mae Discount Notes	0.437%	7/1/2016	25.2	—
34.6	—	Fannie Mae Discount Notes	0.355%-0.549%	7/6/2016	34.6	—
50.0	—	Fannie Mae Discount Notes	0.416%	7/7/2016	50.0	—
25.0	—	Fannie Mae Discount Notes	0.406%	8/1/2016	25.0	—
40.0	—	Fannie Mae Discount Notes	0.416%	8/3/2016	39.9	—
28.1	—	Fannie Mae Discount Notes	0.325%	8/8/2016	28.1	—
11.1	—	Fannie Mae Discount Notes	0.417%	8/9/2016	11.1	—
15.0	—	Fannie Mae Discount Notes	0.447%	11/14/2016	14.9	—
—	21.6	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	—	21.6
—	46.0	Federal Farm Credit Bank Discount Notes	0.162%	3/10/2016	—	46.0
10.7	10.7	Federal Farm Credit Bank Discount Notes	0.549%	6/10/2016	10.7	10.7
25.0	25.0	Federal Farm Credit Bank Discount Notes	0.315%	7/27/2016	25.0	24.9
—	21.9	Federal Home Loan Bank Discount Notes	0.167%-0.193%	1/4/2016	—	21.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$48.0	Federal Home Loan Bank Discount Notes	0.112%	1/6/2016	$—	$48.0
—	47.1	Federal Home Loan Bank Discount Notes	0.101%-0.183%	1/8/2016	—	47.1
—	10.0	Federal Home Loan Bank Discount Notes	0.233%	1/11/2016	—	10.0
—	15.0	Federal Home Loan Bank Discount Notes	0.233%	1/12/2016	—	15.0
—	34.6	Federal Home Loan Bank Discount Notes	0.112%-0.162%	1/13/2016	—	34.6
—	40.0	Federal Home Loan Bank Discount Notes	0.112%-0.254%	1/15/2016	—	40.0
—	9.2	Federal Home Loan Bank Discount Notes	0.254%	1/19/2016	—	9.2
—	48.0	Federal Home Loan Bank Discount Notes	0.112%-0.274%	1/20/2016	—	48.0
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	1/22/2016	—	50.0
—	10.0	Federal Home Loan Bank Discount Notes	0.152%-0.284%	1/26/2016	—	10.0
—	13.3	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	2/2/2016	—	50.0
—	39.2	Federal Home Loan Bank Discount Notes	0.132%-0.157%	2/3/2016	—	39.1
—	3.2	Federal Home Loan Bank Discount Notes	0.193%	2/5/2016	—	3.2
—	52.0	Federal Home Loan Bank Discount Notes	0.193%-0.203%	2/8/2016	—	52.0
—	45.0	Federal Home Loan Bank Discount Notes	0.132%	2/12/2016	—	45.0
—	65.1	Federal Home Loan Bank Discount Notes	0.203%-0.406%	2/16/2016	—	65.1
—	13.5	Federal Home Loan Bank Discount Notes	0.274%	2/19/2016	—	13.5
—	28.0	Federal Home Loan Bank Discount Notes	0.152%	2/22/2016	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.132%	2/23/2016	—	40.0
—	50.0	Federal Home Loan Bank Discount Notes	0.264%-0.325%	2/24/2016	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.142%	2/26/2016	—	36.0
—	40.0	Federal Home Loan Bank Discount Notes	0.304%	3/1/2016	—	40.0
—	21.6	Federal Home Loan Bank Discount Notes	0.172%	3/8/2016	—	21.6
—	73.8	Federal Home Loan Bank Discount Notes	0.325%-0.360%	3/14/2016	—	73.8
—	4.0	Federal Home Loan Bank Discount Notes	0.172%	3/15/2016	—	4.0
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	3/21/2016	—	25.0
—	15.0	Federal Home Loan Bank Discount Notes	0.193%	3/23/2016	—	15.0
—	44.5	Federal Home Loan Bank Discount Notes	0.508%	3/28/2016	—	44.4
—	12.0	Federal Home Loan Bank Discount Notes	0.249%-0.254%	3/30/2016	—	12.0
24.2	24.2	Federal Home Loan Bank Discount Notes	0.213%	4/1/2016	24.2	24.2
88.0	—	Federal Home Loan Bank Discount Notes	0.264%-0.284%	4/6/2016	88.0	—
25.0	25.0	Federal Home Loan Bank Discount Notes	0.335%	4/8/2016	25.0	25.0
50.0	50.0	Federal Home Loan Bank Discount Notes	0.508%	4/11/2016	50.0	49.9
44.0	44.0	Federal Home Loan Bank Discount Notes	0.284%-0.508%	4/13/2016	44.0	43.9
80.1	49.1	Federal Home Loan Bank Discount Notes	0.239%-0.335%	4/15/2016	80.0	49.0
40.0	—	Federal Home Loan Bank Discount Notes	0.304%	4/19/2016	40.0	—
54.5	54.5	Federal Home Loan Bank Discount Notes	0.246%-0.345%	4/20/2016	54.5	54.4
30.1	30.1	Federal Home Loan Bank Discount Notes	0.254%	4/22/2016	30.1	30.1
20.0	—	Federal Home Loan Bank Discount Notes	0.325%	4/25/2016	20.0	—
28.0	28.0	Federal Home Loan Bank Discount Notes	0.325%	4/27/2016	28.0	28.0
24.9	—	Federal Home Loan Bank Discount Notes	0.304%-0.381%	4/29/2016	24.9	—
48.9	—	Federal Home Loan Bank Discount Notes	0.365%	5/11/2016	48.9	—
29.4	—	Federal Home Loan Bank Discount Notes	0.375%	5/13/2016	29.3	—
45.0	—	Federal Home Loan Bank Discount Notes	0.384%	5/16/2016	45.0	—
15.6	—	Federal Home Loan Bank Discount Notes	0.309%	5/18/2016	15.4	—
43.5	—	Federal Home Loan Bank Discount Notes	0.304%-0.386%	5/20/2016	43.5	—
35.0	—	Federal Home Loan Bank Discount Notes	0.376%	5/23/2016	35.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.406%	5/24/2016	50.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.309%	5/27/2016	50.0	—
45.0	—	Federal Home Loan Bank Discount Notes	0.498%	6/1/2016	45.0	—
5.0	—	Federal Home Loan Bank Discount Notes	0.284%	6/2/2016	5.0	—
7.4	—	Federal Home Loan Bank Discount Notes	0.483%	6/6/2016	7.4	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2016	December 31, 2015
2016	2015
					(Unaudited)
$50.0	$50.0	Federal Home Loan Bank Discount Notes	0.610%	6/8/2016	$50.0	$49.9
25.0	25.0	Federal Home Loan Bank Discount Notes	0.274%	6/13/2016	25.0	24.9
15.1	—	Federal Home Loan Bank Discount Notes	0.355%	6/15/2016	15.1	—
25.0	—	Federal Home Loan Bank Discount Notes	0.365%	7/8/2016	25.0	—
45.1	—	Federal Home Loan Bank Discount Notes	0.406%	7/11/2016	45.0	—
22.0	—	Federal Home Loan Bank Discount Notes	0.355%	7/12/2016	22.0	—
25.1	—	Federal Home Loan Bank Discount Notes	0.386%	7/18/2016	25.0	—
31.3	—	Federal Home Loan Bank Discount Notes	0.406%	7/20/2016	31.3	—
33.8	—	Federal Home Loan Bank Discount Notes	0.503%-0.508%	7/22/2016	33.8	—
37.0	—	Federal Home Loan Bank Discount Notes	0.396%	7/25/2016	36.9	—
43.1	—	Federal Home Loan Bank Discount Notes	0.396%	7/26/2016	43.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.406%	8/5/2016	29.9	—
33.1	—	Federal Home Loan Bank Discount Notes	0.427%	8/10/2016	33.0	—
5.1	—	Federal Home Loan Bank Discount Notes	0.517%	8/31/2016	5.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.478%	9/7/2016	49.9	—
30.0	—	Federal Home Loan Bank Discount Notes	0.498%	9/16/2016	29.9	—
—	10.4	Freddie Mac Discount Notes	0.213%-0.223%	1/6/2016	—	10.4
—	24.0	Freddie Mac Discount Notes	0.218%-0.233%	1/22/2016	—	24.0
—	15.5	Freddie Mac Discount Notes	0.244%	1/25/2016	—	15.5
—	26.6	Freddie Mac Discount Notes	0.244%	1/28/2016	—	26.6
—	50.0	Freddie Mac Discount Notes	0.233%	1/29/2016	—	50.0
—	43.8	Freddie Mac Discount Notes	0.152%-0.183%	2/5/2016	—	43.8
—	32.0	Freddie Mac Discount Notes	0.132%-0.183%	2/17/2016	—	32.0
—	36.5	Freddie Mac Discount Notes	0.137%	2/19/2016	—	36.5
—	14.0	Freddie Mac Discount Notes	0.167%	2/26/2016	—	14.0
—	75.0	Freddie Mac Discount Notes	0.142%-0.183%	3/4/2016	—	75.0
—	50.0	Freddie Mac Discount Notes	0.142%	3/7/2016	—	50.0
—	27.0	Freddie Mac Discount Notes	0.233%	3/11/2016	—	27.0
—	50.0	Freddie Mac Discount Notes	0.162%	3/18/2016	—	50.0
29.0	29.0	Freddie Mac Discount Notes	0.437%	4/1/2016	29.0	29.0
2.6	2.6	Freddie Mac Discount Notes	0.203%	4/4/2016	2.6	2.6
50.0	50.0	Freddie Mac Discount Notes	0.355%	4/26/2016	50.0	49.9
37.1	37.1	Freddie Mac Discount Notes	0.381%	5/2/2016	37.1	37.1
50.0	50.0	Freddie Mac Discount Notes	0.467%	5/6/2016	50.0	49.9
34.0	34.0	Freddie Mac Discount Notes	0.401%	5/9/2016	34.0	33.9
40.0	—	Freddie Mac Discount Notes	0.391%	5/10/2016	40.0	—
12.0	—	Freddie Mac Discount Notes	0.401%	5/11/2016	12.0	—
55.5	—	Freddie Mac Discount Notes	0.345%-0.396%	5/19/2016	55.4	—
34.0	—	Freddie Mac Discount Notes	0.406%	6/3/2016	34.0	—
39.1	—	Freddie Mac Discount Notes	0.447%	6/7/2016	39.0	—
33.1	—	Freddie Mac Discount Notes	0.416%	6/17/2016	33.0	—
22.0	—	Freddie Mac Discount Notes	0.416%	6/20/2016	22.0	—
36.1	—	Freddie Mac Discount Notes	0.386%	6/21/2016	36.0	—
50.0	—	Freddie Mac Discount Notes	0.401%	6/22/2016	50.0	—
32.8	—	Freddie Mac Discount Notes	0.396%	6/27/2016	32.6	—
38.1	—	Freddie Mac Discount Notes	0.376%	6/28/2016	38.0	—
40.0	—	Freddie Mac Discount Notes	0.386%	6/29/2016	40.0	—
25.0	—	Freddie Mac Discount Notes	0.559%	7/5/2016	25.0	—
50.0	—	Freddie Mac Discount Notes	0.478%	7/13/2016	49.9	—
30.2	—	Freddie Mac Discount Notes	0.437%-0.497%	8/2/2016	30.2	—
31.9	—	Freddie Mac Discount Notes	0.509%-0.529%	10/19/2016	31.8	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $2,966.3 and $2,667.0)					$2,966.7	$2,666.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—6.2% and 6.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$48.1	United States Treasury Bills	0.162%-0.190%	1/7/2016	$—	$48.1
—	50.0	United States Treasury Bills	0.112%	1/14/2016	—	50.0
—	115.0	United States Treasury Bills	0.127%-0.172%	1/21/2016	—	115.0
—	110.0	United States Treasury Bills	0.224%-0.226%	2/4/2016	—	110.0
—	85.0	United States Treasury Bills	0.178%-0.183%	2/18/2016	—	85.0
—	69.1	United States Treasury Bills	0.164%-0.214%	2/25/2016	—	69.1
—	100.0	United States Treasury Bills	0.142%-0.178%	3/3/2016	—	100.0
—	30.0	United States Treasury Bills	0.160%	3/24/2016	—	30.0
84.0	—	United States Treasury Bills	0.183%-0.264%	4/7/2016	84.0	—
50.0	50.0	United States Treasury Bills	0.190%	4/14/2016	50.0	50.0
50.0	50.0	United States Treasury Bills	0.122%	4/21/2016	50.0	50.0
28.2	—	United States Treasury Bills	0.224%-0.309%	4/28/2016	28.2	—
100.0	100.0	United States Treasury Bills	0.412%	5/5/2016	100.0	99.9
54.2	—	United States Treasury Bills	0.282%-0.338%	5/12/2016	54.1	—
50.0	50.0	United States Treasury Bills	0.392%	5/26/2016	50.0	49.9
50.0	—	United States Treasury Bills	0.366%	6/9/2016	50.0	—
83.0	83.0	United States Treasury Bills	0.467%-0.534%	6/23/2016	83.0	82.8
36.1	—	United States Treasury Bills	0.327%	7/14/2016	36.1	—
50.0	50.0	United States Treasury Bills	0.162%	7/21/2016	50.1	49.9
43.1	—	United States Treasury Bills	0.391%-0.398%	7/28/2016	43.0	—
40.4	—	United States Treasury Bills	0.393%-0.410%	8/4/2016	40.4	—
42.1	—	United States Treasury Bills	0.382%-0.418%	8/11/2016	42.0	—
50.0	50.0	United States Treasury Bills	0.196%	8/18/2016	49.9	49.8
48.0	—	United States Treasury Bills	0.468%	8/25/2016	47.9	—
33.1	—	United States Treasury Bills	0.458%	9/1/2016	33.0	—
8.1	—	United States Treasury Bills	0.426%	9/8/2016	8.1	—
33.0	—	United States Treasury Bills	0.448%	9/15/2016	32.9	—
16.0	—	United States Treasury Bills	0.400%	9/22/2016	16.0	—
—	11.0	United States Treasury Notes	0.104%	1/15/2016	—	11.0
—	47.0	United States Treasury Notes	0.226%	2/11/2016	—	47.0
—	19.7	United States Treasury Notes	0.176%-0.223%	2/29/2016	—	19.6
—	50.0	United States Treasury Notes	0.149%-0.168%	3/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.207%	3/31/2016	—	50.0
92.0	92.0	United States Treasury Notes	0.192%-0.243%	4/15/2016	92.0	91.9
50.0	50.0	United States Treasury Notes	0.381%	5/31/2016	50.0	50.0
46.4	46.4	United States Treasury Notes	0.433%	6/15/2016	46.4	46.4
35.0	35.0	United States Treasury Notes	0.494%	6/30/2016	35.0	35.0
50.0	50.0	United States Treasury Notes	0.287%	7/15/2016	50.0	50.0
50.0	50.0	United States Treasury Notes	0.367%-0.376%	8/15/2016	50.0	50.0
37.6	—	United States Treasury Notes	0.445%-0.515%	8/31/2016	37.6	—
70.0	—	United States Treasury Notes	0.510%-0.521%	9/15/2016	70.1	—
37.7	—	United States Treasury Notes	0.512%-0.532%	9/30/2016	37.7	—
50.0	—	United States Treasury Notes	0.559%	10/31/2016	50.0	—
50.0	—	United States Treasury Notes	0.598%	11/15/2016	50.0	—
18.0	—	United States Treasury Notes	0.543%	11/30/2016	18.0	—

TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,535.2 and $1,540.7)					1,535.5	1,540.4

TOTAL OTHER MARKETABLE SECURITIES (Cost $4,501.5 and $4,207.7)					$4,502.2	$4,207.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)		Maturity Date	Fair Value at
						March 31, 2016	December 31, 2015
2016	2015
						(Unaudited)
TOTAL MARKETABLE SECURITIES (Cost $5,361.5 and $5,067.2)						$5,571.7	$5,231.6

Loan Receivable—0.4% and 0.4%
		Borrower
		Charles River Plaza North	6.080%	(8)	4/6/2029	100.6	100.6

TOTAL LOAN RECEIVABLE (Cost $100.0 and $100.0)						100.6	100.6

TOTAL INVESTMENTS (Cost $21,002.0 and $20,627.6)						$24,794.3	$24,151.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The joint venture has not legally been dissolved as of March 31, 2016. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(7)	On November 30, 2015, the Account entered into an agreement to provide funding as a limited partner. As of March 31, 2016, no funding payments have been made.

(8)	Represents the fixed interest rate on this investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.

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

•

Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•

Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, registered or unregistered real estate investment trust (“REIT”) securities and commercial mortgage-backed securities (“CMBS”)), and non-real estate-related liquid assets, including:

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2016 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

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

Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate,

•	Direct ownership of real estate through interests in joint ventures,

•	Indirect interests in real estate through real estate-related securities, such as:

•	public and/or privately placed registered and unregistered equity investments in REITs, which investments may consist of common or preferred stock interests,

•	real estate limited partnerships,

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs, and

•	conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including CMBS and other similar investments.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities: although the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2016, REIT securities comprised approximately 4.6% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of March 31, 2016, the Account did not hold any foreign real estate investments.

FIRST QUARTER 2016 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators and expectations for 2016 and 2017 are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product (“GDP”) grew at a 0.5% annual rate in the first quarter of 2015 as compared with 1.4% in the fourth quarter of 2015. First quarter growth, while subject to revision, came in below economists’ expectations, with the weaker growth due to softer business investment, slower buildup of business inventories, and softer consumer and government spending. First quarter’s weakness may have been also partly due to the significant volatility in global financial markets in the first quarter, which led consumers and businesses to be cautious with spending and investment. Blue Chip economists expect GDP to rebound over the remainder of 2016, with GDP expected to grow at a 2.3% annual rate in the second quarter of 2016 and at a 2.4% rate during the third and fourth quarters of the year. Consumer spending, which accounts for over two-thirds of economic activity, is expected to be the primary driver of growth, with spending expected to accelerate from the 1.9% rate in the first quarter. While prices of oil and gasoline have recovered modestly, healthy job growth should continue to benefit household budgets and support consumer spending over the remainder of the year. Residential investment should also remain healthy but will likely slow from the 14.8% growth recorded in the first quarter. A modest recovery in government spending after several years of spending declines should also contribute to overall GDP growth.

Economic Indicators*

	2015	1Q 2016	Forecast
			2Q 2016	2016	2017
Economy(1)
Gross Domestic Product (GDP)	2.4%	0.5%	2.3%	2.0%	2.3%
Employment Growth (Thousands)	2,744	628	575	2,300	N/A
Unemployment Rate	5.3%	5.0%	4.8%	4.8%	4.6%
Interest Rates(2)
10 Year Treasury	2.1%	1.9%	2.0%	2.1%	2.8%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, and Moody’s Analytics

*	Data subject to revision

N/A indicates data is not available

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

Following its December meeting, the Federal Open Market Committee (“FOMC”) raised interest rates for the first time since effectively setting interest rates at zero percent in December 2008. In raising the target range for the federal funds rate to 0.25% to 0.50%, the FOMC noted the considerable improvement in labor market conditions and the expectation that inflation will likely move closer to its 2% objective once the benefits of declining energy prices dissipate. Materials released following the December meeting indicated that three or four 0.25% increases could occur in 2016. However, that timetable appears to have changed as the Federal Reserve decided not to raise interest rates at its March 2016 meeting, and materials released following that meeting indicated that only two 0.25% increases in 2016 were now likely. While interest rates are likely to rise in the future, the FOMC’s March 2016 statement continued to emphasize the gradual nature of any increases and the still accommodative nature of monetary policy: “The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected in the longer run.”

Financial markets were volatile during the first quarter of 2016 following a plunge in oil prices and concerns of slowing global growth. The S&P 500 declined 10% early in the quarter but subsequently rebounded to gain 1% for the quarter as a whole. During the stock market turmoil, investors sought the safety of U.S. government bonds, driving down the yield on the 10 Year Treasury from 2.27% at the start of the quarter to a low of 1.64% in mid-February. Despite expectations of future increases in the federal funds rate, the yield on the 10 Year Treasury remained low, ending the quarter at 1.78%. Global recession fears have since eased and oil prices have rebounded modestly, but investors remain wary of future volatility.

While the U.S. economy is growing at a solid and self-sustained pace, downside risks still remain. Potential risks include the maturity of the current economic cycle, continued weakness in the global economy, and the divergent monetary policies of global central banks. While oil prices have stabilized, excess production capacity exists across the globe which has the potential to drive down prices once again. Similarly, a return of financial markets volatility could weaken business confidence and constrain hiring and capital spending by U.S. companies and slow economic growth. At its March meeting, the FOMC voted not to increase interest rates emphasizing the need for caution given the global uncertainties: “The Committee currently expects that economic activity will expand at a moderate pace and labor market conditions will continue to strengthen. However, global economic and financial developments continue to pose risks.”

U.S. economic indicators remain healthy despite the financial markets upheaval in the first quarter of 2016. Blue Chip economists expect GDP growth of roughly 2.0% in 2016 which is reflective of expectations of slower growth in the global economy and the dampening effect of a strong dollar on manufacturing and export activity. Employment is expected to increase by 2.3 million as compared with 2.7 million in 2015. The expected deceleration in employment growth is largely attributable to the shrinking numbers of available skilled workers as the unemployment rate has fallen to 5.0% as of March 2016. However, recent employment reports have been strong and shown signs of modest wage gains, which combined with moderate oil and gas prices, should support ongoing growth in consumer spending. Further improvement in home sales and housing construction should also generate ancillary economic benefits from increases in construction employment and spending on home furnishings. GDP and employment growth of this magnitude, although relatively modest, would nonetheless provide the foundation necessary for continued strength in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of net rentable space leased, weighted by square footage that is under contractual lease obligation in effect at the end of the period.

Commercial real estate markets remained healthy and active during the first quarter of 2016. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicate that tenant demand for space remained steady across all property sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved modestly during the first quarter. Data from Real Capital Analytics (“RCA”) that sales of office, industrial, retail, multi-family, and other commercial properties totaled $106 billion in the first quarter of 2016, down from $133 billion in the first quarter of 2015 and $159 billion in fourth quarter 2015. Real Capital attributed the decline to a lack of portfolio sales transactions in the first quarter of 2016 and a pause in activity after a strong fourth quarter 2015. The financial markets volatility in the first quarter of 2016 also likely contributed to a delay or cancellation of some transactions. Despite weaker activity, RCA noted that pricing had held steady.

Green Street Advisors’ Commercial Property Price Index increased 0.6% during the first quarter of 2016 following a 1.8% increase in the fourth quarter of 2015. In its April 2016 report, Green Street Advisors noted that “Property price appreciation has slowed materially from the pace of last year, as cap rates have flattened out over the past few months.” In its February 2016 Commercial Real Estate Outlook, Green Street forecast that commercial property prices could be as much as 10% lower by the end of 2016 based on recent signals from the REIT and bond markets. These signals include REIT share prices which were trading below net asset values and the spike in corporate and junk bond yields during the financial markets volatility of the first quarter. However, Green Street noted caveats to its forecast including underlying strength in real estate fundamentals, conservative debt levels, and that weakness in the energy sector had inflated junk bond yields. More recently, corporate and junk bond yields have tightened since peaking in February 2016 and REIT share prices are trading closer to net asset values which diminishes the potential implications of these measures. While the consensus of real estate professionals differs markedly from Green Street’s expectations, caution is nonetheless warranted.

The NAREIT All Equity REIT index registered a 5.8% gain during the first quarter of 2016 following a 7.7% gain in the fourth quarter of 2015. REITs were also affected by the market volatility in early 2016, with the NAREIT All Equity REIT index declining 3.5% during January; however, the index rebounded in March, gaining 10.2% for the month and 5.8% for the quarter as a whole. REITs have historically exhibited higher return volatility than privately owned commercial real estate, but NAREIT All Equity returns have been positive over the most recent three, five, seven and ten year periods. With the rebound in share prices, Green Street Advisors concluded in its April 1, 2016 Real Estate Securities Monthly report that REIT share prices on average were in the upper end of its “pricey” range based on a comparison of expected returns to fixed-income alternatives and the S&P 500.

Commercial property returns were positive for the 25th consecutive quarter in the first quarter of 2016. For the quarter ending March 31, 2016, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees, was 2.22%, compared to a total return in the fourth quarter 2015 of 3.21%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

The market value weighted occupancy of properties in the Los Angeles metropolitan area averaged 83.9% due to high vacancy in the Account’s largest office property in that market. However, occupancy increased from 79.1% at the end of the fourth quarter as re-leasing of available space has begun. An existing tenant in the building has signed a lease for additional space, which will bring the weighted average occupancy of the Account’s properties in the Los Angeles metropolitan area to 84.7%. The market value weighted occupancy in the Washington, DC metropolitan area is relatively low due to the effects of cutbacks in federal government spending on the local real estate market. However, current results reflect completion of the initial lease-up of two newly constructed apartment properties that were vacant when acquired and are now over 90% occupied.

Data for the Account’s top five markets in terms of market value as of March 31, 2016 are provided below. These markets represent 50.6% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio**	Metro Area Fair Market Value as a % of Total Investments

New York-Jersey City-White Plains, NY-NJ	91.3%	13	13.7%	10.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	87.0%	14	13.5%	10.3%
Los Angeles-Long Beach-Glendale, CA	83.9%	13	10.7%	8.2%
Boston, MA	94.5%	4	6.5%	5.0%
Seattle-Bellevue-Everett, WA	83.1%	6	6.2%	4.7%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

**	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office

According to CBRE-EA, the national office vacancy rate inched up to 13.2% in the first quarter of 2016 as compared to 13.1% in the fourth quarter of 2015. However, office fundamentals remained healthy during the quarter due to steady demand and modest construction.

The vacancy rate for the Account’s office portfolio declined to 11.8% as of first quarter 2016 from 12.2% in the fourth quarter of 2015. The decrease in the Account’s office vacancy rate was due in part to stronger leasing at several of the Account’s Los Angeles properties, one of which is held in a joint venture and is re-leasing space that was vacated by a move-out by a large tenant. A sizeable portion of this space had already been leased for the expansion of two existing tenants in the building, one of which took occupancy of space in the first quarter. In the Account’s top office markets, average vacancy rates held steady or declined in the Account’s properties in Boston, San Francisco and New York. In Washington, DC, the Account’s top office market, the average vacancy rate of the Account’s properties increased to 14.7% but remained below the market average due to the move-out of a medium-sized tenant in one of the Account’s properties. Market leasing activity in Washington, DC remains slow as a result of weaker demand from federal government agencies and law firms. In Seattle, the average vacancy rate of the Account’s properties in Seattle increased to 16.8%; however, occupancy of a newly constructed building in which the Account acquired a 90% joint venture interest in late 2015 will increase from 55% to 81% when tenants move into their spaces later in the year. Marketing of the remaining space in the building is continuing, with strong demand expected given the building’s location approximately one block from Amazon’s main campus.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q1	2015 Q4	2016 Q1	2015 Q4

Account / Nation			11.8%	12.2%	13.2%	13.1%

Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,498.3	6.0%	14.7%	12.9%	16.0%	15.5%
Boston, MA	1,190.3	4.8%	6.9%	7.0%	9.9%	9.9%
San Francisco-Redwood City-South San Francisco, CA	1,014.1	4.1%	2.1%	2.4%	6.3%	6.3%
New York-Jersey City-White Plains, NY-NJ	1,012.1	4.1%	8.0%	8.8%	9.3%	9.0%
Seattle-Bellevue-Everett, WA	928.1	3.7%	16.8%	13.2%	9.3%	9.9%

*	Source: CBRE - EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the value-weighted percentage of unleased space.

Historically, the financial services sector has been a significant source of office space demand. While new industry regulations in the wake of the previous recession have slowed companies’ appetite for new space, the financial services sector added 37,000 jobs in the first quarter of 2016, which matched fourth quarter 2015 gains. Professional and business services have also been a significant source of demand. While job gains in the sector slowed to 61,000 in the first quarter of 2016 as compared with 199,000 in the fourth quarter of 2015, hiring also started out slowly in the first quarter of 2015 before gaining strength over the course of the year. Legal services are one industry where employment has been flat and where firms are reducing space needs by eliminating conference rooms and libraries, a law industry trend which is likely to persist through 2016. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York; however, there are signs that demand from these industries has moderated as many of these companies have satisfied current space needs. In Houston, leasing has come to a standstill as recent declines in the price of oil have significantly reduced space demand from energy-related industries. The recent stabilization of oil prices are a positive development but a sustained recovery in prices is needed for the market to recover fully. Similarly, the Washington DC office market remains weak as the private sector waits for a recovery in federal government spending before committing to new or additional space. Despite these headwinds, U.S. office market conditions on the whole remained healthy during the first quarter of 2016. Moderate demand coupled with minimal construction bodes well for office market conditions in most major metropolitan areas during the balance of 2016.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. Despite some moderation in trade flows, U.S. industrial market conditions remained healthy due to the ongoing growth of the U.S. economy. During the first quarter of 2016, the national industrial availability rate fell to 9.2% as compared to 9.4% in the fourth quarter of 2015. The national industrial availability rate has declined steadily from a peak of 14.5% in mid-2010. The improvement in market conditions came despite weakness in exports and manufacturing activity due to the appreciation of the dollar. However, the decline in exports was largely offset by growth in imports which are a key driver of warehouse demand. Industrial production also remained weak in the first quarter due in large part to reduced oil and gas drilling and well maintenance. Despite the weakness in selected fundamental indicators, industrial market conditions remained strong across the country, and particularly in major port markets.

The vacancy rate for the Account’s industrial property portfolio increased to an average of 9.2% in the first quarter of 2016 compared with 6.5% in the fourth quarter of 2015. As shown in the following table, the average vacancy rate of the Account’s properties in three of its top five markets remained at or below their respective market averages. The vacancy rate in New York was elevated due to the move-out of a very large tenant from one of the Account’s properties. Management was aware that the tenant planned to vacate its space and has actively marketed the space to a number of prospective tenants. Excluding this property, the average vacancy rate of the Account’s industrial property portfolio was 7.3%.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q1	2015 Q4	2016 Q1	2015 Q4

Account / Nation			9.2%	6.5%	9.2%	9.4%

Riverside-San Bernardino-Ontario, CA	$886.4	3.6%	6.6%	6.6%	7.3%	7.2%
Los Angeles-Long Beach-Glendale, CA	282.7	1.1%	6.6%	4.2%	4.5%	4.4%
Dallas-Plano-Irving, TX	250.8	1.0%	3.8%	1.6%	9.6%	9.7%
Tacoma-Lakewood, WA	247.3	1.0%	1.4%	1.6%	6.2%	5.8%
New York-Jersey City-White Plains, NY-NJ	200.4	0.8%	36.1%	0.0%	9.1%	10.1%

*	Source: CBRE-EA.

Market availability is the percentage of space available for rent. Account vacancy is the value-weighted percentage of unleased space.

Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic and socio-economic forces including job growth, household formations, and changes in the U.S. homeownership rate. U.S. apartment markets remained tight despite an increase in construction. The national vacancy rate averaged 4.7% in the first quarter of 2016, the same as in the fourth quarter of 2015. Demand remained strong in metro areas with sizeable technology sectors like San Francisco and San Jose and fast growing metros in the South and Southeast like Dallas, Phoenix, and Fort Lauderdale. While rent growth remained positive, it has started to moderate as new projects are delivered and compete with existing complexes. Construction is not expected to peak until 2017 as multi-family permit issuance, an indicator of future supply, remains at elevated levels. While apartment demand remains healthy due to favorable demographic trends and healthy job growth, more modest improvements in market conditions and rent growth are expected in 2016.

The vacancy rate of the Account’s multi-family portfolio increased to an average of 8.2% in the first quarter of 2016. The Account’s vacancy rate is typically higher than both the national average and metro market averages in large part because management, like many other large apartment owners, utilizes revenue optimization software to maximize rental income and therefore must maintain a sufficient stock of available units for anticipated demand at peak leasing seasons. The Account’s vacancy rate also reflects ongoing programs at several complexes where units are being held vacant for renovation. As shown in the following table, the average vacancy rate of the Account’s properties declined in three of its top five markets. In Los Angeles, the average vacancy rate of the Account’s properties increased to 9.4% due to a renovation program at one of the properties. The average vacancy rate of the Account’s properties in Ft. Lauderdale increased to 10.8% due to in part to seasonal variations in leasing.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q1	2015 Q4	2016 Q1	2015 Q4

Account / Nation			8.2%	8.0%	4.7%	4.7%

New York-Jersey City-White Plains, NY-NJ	$894.3	3.6%	6.5%	7.3%	3.4%	3.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	827.2	3.3%	7.3%	9.2%	5.0%	4.9%
Los Angeles-Long Beach-Glendale, CA	526.8	2.1%	9.4%	8.1%	3.7%	3.8%
Denver-Aurora-Lakewood, CO	305.9	1.2%	5.7%	6.8%	5.4%	5.2%
Fort Lauderdale-Pompano Beach- Deerfield Beach, FL	297.3	1.2%	10.8%	7.6%	4.3%	4.1%

*	Source: CBRE-EA.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the value-weighted percentage of unleased units.

Retail

Retail sales are driven by a variety of economic, demographic and socio-economic factors including job and wage growth, population growth, and household savings rates. Retail sales growth remained modest in the first quarter of 2016. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts in the first quarter of 2016 were flat compared with fourth quarter 2015 but 2.3% higher than first quarter 2015. Retail markets held ground during the first quarter despite modest sales growth and several retailer bankruptcies. Availability rates in neighborhood and community centers averaged 11.2% as of the first quarter of 2016, the same as in fourth quarter 2015. The vacancy rate for the Account’s retail portfolio remained low, averaging 6.1% during the first quarter as compared with 5.5% in the fourth quarter. The vacancy rate of the Account’s retail portfolio remained below the national average due to the overall high quality of the retail portfolio as the vacancy rate for the large majority of the Account’s properties is less than 10%, and with vacancy rates from many properties at or below 5%. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the Account’s square footage and have an average vacancy rate of 4.3%. With minimal vacancy, management intends to drive income growth and value in the Account’s retail portfolio by selective renovations, replacing underperforming tenants, and other proactive management- intensive activities.

Outlook

Commercial real estate fundamentals remained healthy during the first quarter of 2016 due to ongoing employment growth, modest construction, and low interest rates. While financial markets volatility gave some investors pause, competition for top properties remained intense as commercial real estate returns remain attractive. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors. Energy-related markets are now grappling with the impacts of a sharp decline in oil prices which has caused oil companies to slash budgets and increase layoffs. Conditions also remain weak in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors recovers. While the U.S. economic outlook differs by region, prospects for the U.S. economy as a whole are supportive of further strength in commercial real estate fundamentals. The global economic outlook is less clear given evidence of slowing global growth. Financial markets conditions are also unsettled and prolonged volatility could ultimately affect hiring and spending by U.S. corporations. Nonetheless, the U.S. economy appears well positioned for continued modest growth even if the global economy were to slow further. Real estate market conditions should remain healthy in 2016 if U.S. economic conditions fall in-line with economists’ forecasts.

Consistent with the Account’s investment strategy, the Account completed one acquisition in the first quarter of 2016. The property consisted of an office building in the popular Chelsea submarket of Manhattan which is fully leased to a prominent technology company on a long term lease. Subsequent to the end of the quarter, the Account acquired a six building creative office complex in Boston’s growing Fort Port Channel submarket which was 97% leased. Investment activities during the quarter were consistent with the Account’s strategy of investing in high quality properties in target markets.

There was one disposition and in first quarter of 2016. The disposition was an apartment complex in a major Northeast market which Management believed had realized its full potential value. Subsequent to the end of the quarter, three new mortgage financings on office properties in Boston, Washington DC and Miami were completed. The new financings were consistent with Management’s goal of maintaining the average coupon rate of the Account’s mortgage debt and diversifying and lengthening the Account’s debt maturity schedule.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the first quarter of 2016, the Account’s holdings were 91.2% leased as compared with 92.2% as of the fourth quarter of 2015. During the first quarter of 2016, the Account generated a 1.89% total return. The Account’s real estate assets generated a leveraged 2.43% total return. As shown in the graph below, real estate asset returns for the first quarter of 2016 were the twenty-fourth consecutive quarter of positive income and capital returns.

Management intends to continue to manage the Account’s cash position in a manner that maintains adequate liquidity reserves for new property acquisitions, capital expenditures for existing properties, operating expenses, the Account’s targeted cash holdings, and the potential redemption of units from participants. Management plans to balance potential property acquisitions with expected financing and disposition activities while maintaining adequate cash reserves with the ultimate goal of generating incremental Account returns, as well as maintaining the Account’s diversification across property sectors at or close to its current sector weightings. In addition to ongoing investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management has significantly reduced the Account’s overall weighted cost of capital in recent years and believes that the current interest rate environment can still provide opportunities for further reduction and benefit Account returns by locking in low cost long-term mortgage financing. However, refinancing activities will only be undertaken provided mortgage proceeds can be reinvested in real estate properties or other investments that will benefit overall Account returns.

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.1 billion portfolio consists of REIT stocks that closely replicate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 6.0% during the first quarter of 2016, consistent with the 5.8% return in the NAREIT All Equity REIT index during quarter.

Based on the economic and real estate market outlook for the remainder of 2016, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and on a limited basis, properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to invest in the U.S. student housing sector. Management will also evaluate opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage-backed securities. Given initial cash-on-cash returns for new acquisitions, management will also evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and ongoing strength in U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of March 31, 2016

As of March 31, 2016, the Account had total net assets of $23.0 billion, a 3.0% increase from December 31, 2015. The increase in the Account’s net assets from December 31, 2015 to March 31, 2016 was primarily driven by participant transactions and appreciation in value of the Account’s investments.

As of March 31, 2016, the Account owned a total of 123 real estate investments (104 of which were wholly owned, 19 of which were held in joint ventures). The real estate portfolio included 35 office investments (including eight held in joint ventures), 32 industrial investments (including one held in a joint venture), 34 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 27 are subject to debt (including 10 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of March 31, 2016 was $1.8 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2016 was $3.4 billion, which represented a loan to value ratio of 12.5%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, D.C., represented 4.2% of total real estate investments and 3.2% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following tables reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2016.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	21.3%	17.1%	6.3%	0.2%	44.9%
Apartment	9.4%	8.5%	4.3%	—	22.2%
Retail	3.6%	3.6%	8.0%	0.3%	15.5%
Industrial	1.5%	8.0%	4.1%	0.8%	14.4%
Other(2)	2.6%	0.2%	0.1%	0.1%	3.0%

Total	38.4%	37.4%	22.8%	1.4%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$805.1	(2)	4.2%	3.2%
The Florida Mall	Orlando	FL	Retail	729.1	(3)	3.8%	2.9%
Colorado Center	Santa Monica	CA	Office	558.0	(4)	2.9%	2.3%
99 High Street	Boston	MA	Office	510.4		2.7%	2.1%
Fourth and Madison	Seattle	WA	Office	500.2	(5)	2.6%	2.0%
DDR Joint Venture	Various	USA	Retail	497.2	(6)	2.6%	2.0%
501 Boylston Street	Boston	MA	Office	467.1		2.5%	1.9%
425 Park Avenue	New York	NY	Ground Lease	445.0		2.3%	1.8%
Ontario Industrial Portfolio	Ontario	CA	Industrial	431.5		2.3%	1.7%
780 Third Avenue	New York	NY	Office	421.6	(7)	2.2%	1.7%

(1)

Fair Value as reported in the March 31, 2016 Consolidated Schedule of Investments. Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	This property is presented gross of debt. The value of the property less the fair value of leverage is $470.7 million.

(3)

This property is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of March 31, 2016, this debt had a fair value of $186.0 million.

(4)	This property is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(5)	This property is presented gross of debt. The value of the property less the fair value of leverage is $299.3 million.

(6)

This investment is held in a joint venture with DDR Corp., in which the Account holds an 85% interest, and consists of 25 retail properties located in 11 states and is presented net of debt. As of March 31, 2016, this debt had a fair value of $676.6 million.

(7)	This property is presented gross of debt. The value of the property less the fair value of leverage is $252.2 million.

At March 31, 2016, the Account held 76.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 12.0% of total investments, U.S. Treasury securities representing 6.2% of total investments, real estate-related equity securities representing 4.3% of total investments, real estate limited partnerships representing 0.6% of total investments and a loan receivable representing 0.4% of total investments.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Performance

The Account’s total return was 1.89% for the three months ended March 31, 2016 as compared to 2.98% for the three months ended March 31, 2015. The Account’s annualized total returns over the past one, three, five, and ten year periods ended March 31, 2016 were 7.02%, 10.00%, 10.27%, and 4.09%, respectively. As of March 31, 2016, the Account’s annualized total return since inception was 6.52%.

Net Investment Income

The table below shows the results of operations for the three months ended March 31, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$245.9	$217.0	$28.9	13.3%

Real estate property level expenses:
Operating expenses	57.6	51.1	6.5	12.7%
Real estate taxes	38.1	35.3	2.8	7.9%
Interest expense	17.4	23.3	(5.9)	-25.3%

Total real estate property level expenses	113.1	109.7	3.4	3.1%

Real estate income, net	132.8	107.3	25.5	23.8%
Income from real estate joint ventures and limited partnerships	27.8	31.7	(3.9)	-12.3%
Interest	5.0	1.4	3.6	N/M
Dividends	3.2	9.0	(5.8)	-64.4%

TOTAL INVESTMENT INCOME	168.8	149.4	19.4	13.0%

Expenses:
Investment advisory charges	14.4	20.0	(5.6)	-28.0%
Administrative charges	17.3	12.9	4.4	34.1%
Distribution charges	6.7	5.3	1.4	26.4%
Mortality and expense risk charges	0.3	0.2	0.1	50.0%
Liquidity guarantee charges	8.4	7.5	0.9	12.0%

TOTAL EXPENSES	47.1	45.9	1.2	2.6%

INVESTMENT INCOME, NET	$121.7	$103.5	$18.2	17.6%

N/M—Not meaningful

Rental Income:

Rental income increased $28.9 million, or 13.3%, primarily due to higher occupancy and rental rates in the apartment and office sectors in the Eastern and Western regions, coupled with net real estate acquisitions.

Operating Expenses:

Operating expenses increased $6.5 million, or 12.7%, primarily due to net real estate acquisitions and increases in various expenses across the wholly owned portfolio.

Real Estate Taxes:

Real estate taxes increased $2.8 million, or 7.9%, primarily due to net acquisitions. Higher property tax assessments resulting from increases in value across the real estate portfolio also contributed to the increase.

Interest Expense:

Interest expense decreased $5.9 million, or 25.3%, due to the payoff of mortgage loans.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $3.9 million, or 12.3%, as a result of decreased distributions from certain joint venture investments reserving funds to pay for upcoming capital expenditures and property sales. The decrease was partially offset by higher distributions from other joint ventures.

Interest and Dividend Income:

Interest income increased $3.6 million when compared to the same period in 2015 due to interest income earned on the loan receivable, which was acquired after March 31, 2015. Dividend income decreased proportionately with the Account’s decreased holdings of marketable securities.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges decreased to 0.68% for the first quarter of 2016 from 0.76% when compared to the same period of 2015. Costs increased period over period, however, average net assets increased at a higher velocity, reducing the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	$8.3	$216.9	$(208.6)	-96.2%
Real estate joint ventures and limited partnerships	—	169.5	(169.5)	-100.0%
Marketable securities	14.0	27.4	(13.4)	-48.9%

Total realized gain on investments:	22.3	413.8	(391.5)	-94.6%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	92.3	(44.5)	136.8	N/M
Real estate joint ventures and limited partnerships	145.8	104.9	40.9	39.0%
Marketable securities	43.3	34.9	8.4	24.1%
Mortgage loans payable	(1.6)	(18.7)	17.1	91.4%

Net change in unrealized appreciation on investments and mortgage loans payable	279.8	76.6	203.2	N/M

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$302.1	$490.4	$(188.3)	-38.4%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains in the Account are primarily due to the sale of wholly owned real estate property. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

The Account’s wholly owned real estate investments experienced net realized and unrealized gains of $100.6 million during the first three months of 2016 compared to $172.4 million during the comparable period of 2015. While the rate of appreciation has slowed, it has continued as a result of improved occupancy and market rents primarily in the office sector.

Real Estate Joint Ventures and Limited Partnerships:

The Account’s real estate joint ventures and limited partnerships continued to experience net realized and unrealized gains of $145.8 million during the first three months of 2016, compared to $274.4 million during the comparable period of 2015. The current quarter’s gains largely attributed to increased appreciation in the southern retail sector. This is due to increased occupancy and revised investments rates at some of the Account’s larger retail joint venture investments.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized gains of $57.3 million during the first three months of 2016 compared to net gains of $62.3 million during the comparable period of 2015. During the first quarter of 2016, the markets for REITs in the U.S. increased 5.8% when compared to the comparable period of 2015, which returned 3.98%, as measured by the FTSE NAREIT All Equity REITs Index. The Account’s investment in real estate related equity security investments decreased to $1.1 billion for the quarter ended March 31, 2016, from $1.9 billion when compared to the same period of 2015. Appreciation on the real estate related equity securities moved in line with the market movements.

Additionally, the Account held $4.5 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $1.6 million during the first quarter of 2016 compared to unrealized losses of $18.7 million during the comparable period of 2015. Valuation adjustments to mortgage loans are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment. The unrealized losses recognized in 2016 were nominal due to the declining duration of mortgage loans as well as small declines in treasury rates.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.5 billion and $4.2 billion (19.6% and 18.9% of the Account’s net assets at such dates, respectively).

Participant Flows: Three months ended March 31, 2016 compared to three months ended March 31, 2015

During the three months ended March 31, 2016, the Account received $758.2 million in premiums from participants offset by participant outflows of $512.1 million in annuity payments and withdrawals and death benefits. During the three months ended March 31, 2015, the Account received $663.6 million in premiums from participants offset by participant outflows of $472.7 million in annuity payments and withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $121.7 million for the three months ended March 31, 2016, as compared to $103.5 million for the comparable period of 2015. Total net investment income increased as described more fully in the Results of Operations section.

As of March 31, 2016, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 24.3% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2016, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2016, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 12.5%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2016, $34.5 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the first quarter of 2016. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.

Purchases

430 West 15th Street—New York, NY

On February 1, 2016, the Account purchased the leasehold interest in a 98,087 square foot, eight-story office property located in New York, New York for $108.4 million. At the time of purchase, the property was 100% leased.

Sales

Residences at River’s Edge—Medford, MA

On February 12, 2016, the Account sold a multi-family property located in Medford, Massachusetts for a net sales price of $89.4 million, resulting in a realized gain of $8.2 million from the sale, the majority of which had been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sales was $81.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint venture, limited partnerships and loan receivable, which, as of March 31, 2016, represented 77.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2016, 22.5% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President and Chief Executive Officer of TIAA Global Asset Management (Principal Executive Officer (“PEO”)) and TIAA’s Executive Vice President and Chief Financial Officer (Principal Financial Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2016. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2015 and can also be found on the following web site, http://www.tiaa.org/public/prospectuses/index.html.

ITEM 6. EXHIBITS

(1)	(A)

Distribution Agreement for the Contracts Funded by the Registrant, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Registrant, and TIAA-CREF Individual & Institutional Services, LLC.[1]

(3)	(A)	(1) Restated Charter of TIAA (as amended).[2]
(2) Amendment to Charter of TIAA.[3]
	(B)	Amended Bylaws of TIAA.[4]
(4)	(A)

Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements[5], Keogh Contract,[6] Retirement Choice and Retirement Choice Plus Contracts and Endorsements[6], and Retirement Select and Retirement Select Plus Contracts.[7]

	(B)	Forms of Income-Paying Contracts.[5]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation.[8]
	(D)(i)	Form of Contract Endorsement for Retirement Choice and Retirement Choice Plus Contracts.[9]
	(D)(ii)	Form of Certificate Endorsement for Retirement Choice and Retirement Choice Plus Contracts.[10]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC.[11]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[12]
*(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications.
*(32)		Section 1350 Certifications.
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form S-1 filed with the Commission on March 15, 2013 (File No. 333-187309).

(2)

Previously filed and incorporated herein by reference to Exhibit 3(A) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 22, 2015 (File No. 333-202583).

(3)

Previously filed and incorporated herein by reference to Exhibit 3(A)(2) to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on April 26, 2016 (File No. 333-210139).

(4)

Previously filed and incorporated herein by reference to Exhibit 3(B) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 22, 2015 (File No. 333-202583).

(5)

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

(7)

Previously filed and incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on April 29, 2004 (File No. 333-113602).

(8)

Previously filed and incorporated herein by reference to Exhibit 4(C) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).

(9)

Previously filed and incorporated herein by reference to Exhibit 4(D)(i) to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on April 26, 2016 (File No. 333-210139).

(10)

Previously filed and incorporated herein by reference to Exhibit 4(D)(ii) to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on April 26, 2016 (File No. 333-210139).

(11)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2015 (File No. 33-92990).

(12)

Previously filed and incorporated herein by reference to Exhibit 10.(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of May, 2016.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 10, 2016	By:	/s/ Robert G. Leary

Robert G. Leary Executive Vice President, Chief Executive Officer, TIAA Global Asset Management (Principal Executive Officer)

May 10, 2016	By:	/s/ Virginia M. Wilson

Virginia M. Wilson Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial Officer)