Form 10-Q
period 2016-06-30
TIAA REAL ESTATE ACCOUNT
filed 2016-08-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

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
TIAA REAL ESTATE ACCOUNT
June 30, 2016

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,608.9 and $12,289.0)	$15,131.3	$14,606.2
Real estate joint ventures and limited partnerships (cost: $3,228.5 and $3,171.4)	4,382.2	4,213.2
Marketable securities:
Real estate related (cost: $870.1 and $859.5)	1,148.3	1,024.4
Other (cost: $5,287.8 and $4,207.7)	5,288.9	4,207.2
Loan receivable (cost: $100.0 and $100.0)	100.6	100.6

Total investments (cost: $22,095.3 and $20,627.6)	26,051.3	24,151.6

Cash and cash equivalents	7.9	11.9
Due from investment manager	8.8	5.7
Other	243.1	230.2

TOTAL ASSETS	26,311.1	24,399.4

LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $2,326.8 and $1,763.7)	2,383.2	1,794.4
Accrued real estate property expenses	195.7	191.5
Other	54.0	53.5

TOTAL LIABILITIES	2,632.9	2,039.4

COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,190.8	21,898.6
Annuity Fund	487.4	461.4

TOTAL NET ASSETS	$23,678.2	$22,360.0

NUMBER OF ACCUMULATION UNITS OUTSTANDING	62.0	60.4

NET ASSET VALUE, PER ACCUMULATION UNIT	$374.346	$362.773

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Real estate income, net:
Rental income	$252.6	$223.3	$498.5	$440.3

Real estate property level expenses and taxes:
Operating expenses	51.1	50.9	108.7	102.0
Real estate taxes	38.4	35.4	76.5	70.7
Interest expense	23.5	21.5	40.9	44.8

Total real estate property level expenses and taxes	113.0	107.8	226.1	217.5

Real estate income, net	139.6	115.5	272.4	222.8
Income from real estate joint ventures and limited partnerships	50.5	36.5	78.3	68.2
Interest	6.5	1.9	11.5	3.3
Dividends	7.5	13.2	10.7	22.2

TOTAL INVESTMENT INCOME	204.1	167.1	372.9	316.5

Expenses:
Investment management charges	19.8	13.8	34.2	33.8
Administrative charges	14.1	13.7	31.4	26.6
Distribution charges	7.4	5.6	14.1	10.9
Mortality and expense risk charges	0.3	0.3	0.6	0.5
Liquidity guarantee charges	9.5	7.8	17.9	15.3

TOTAL EXPENSES	51.1	41.2	98.2	87.1

INVESTMENT INCOME, NET	153.0	125.9	274.7	229.4

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	1.8	—	10.1	216.9
Real estate joint ventures and limited partnerships	0.2	(16.8)	0.2	152.7
Marketable securities	4.5	14.2	18.5	41.6

Net realized gain (loss) on investments	6.5	(2.6)	28.8	411.2

Net change in unrealized appreciation (depreciation) on:
Real estate properties	113.0	285.7	205.3	241.2
Real estate joint ventures and limited partnerships	(17.8)	52.1	128.0	157.0
Marketable securities	66.9	(196.7)	110.2	(161.8)
Mortgage loans payable	(24.1)	10.8	(25.7)	(7.9)

Net change in unrealized appreciation on investments and mortgage loans payable	138.0	151.9	417.8	228.5

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	144.5	149.3	446.6	639.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$297.5	$275.2	$721.3	$869.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
FROM OPERATIONS
Investment income, net	$153.0	$125.9	$274.7	$229.4
Net realized gain on investments	6.5	(2.6)	28.8	411.2
Net change in unrealized appreciation on investments and mortgage loans payable	138.0	151.9	417.8	228.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	297.5	275.2	721.3	869.1

FROM PARTICIPANT TRANSACTIONS
Premiums	833.2	691.1	1,591.4	1,354.7
Annuity payments	(10.1)	(9.0)	(20.0)	(17.6)
Withdrawals and death benefits	(472.3)	(475.2)	(974.5)	(939.3)

NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	350.8	206.9	596.9	397.8

NET INCREASE IN NET ASSETS	648.3	482.1	1,318.2	1,266.9
NET ASSETS
Beginning of period	23,029.9	20,613.8	22,360.0	19,829.0

End of period	$23,678.2	$21,095.9	$23,678.2	$21,095.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$721.3	$869.1
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(28.8)	(411.2)
Net change in unrealized appreciation on investments and mortgage loans payable	(417.8)	(228.5)
Reinvestment of Limited Partnership distribution	(1.4)	—
Purchase of real estate properties	(328.3)	(634.1)
Capital improvements on real estate properties	(80.1)	(78.1)
Proceeds from sale of real estate properties	94.9	421.4
Purchases of long term investments	(75.8)	(235.9)
Proceeds from long term investments	39.6	533.5
Increase in other investments	(1,080.1)	(478.6)
Change in due from investment manager	(3.1)	(0.9)
Increase in other assets	(12.9)	(18.0)
Increase in other liabilities	8.5	21.4

NET CASH USED IN OPERATING ACTIVITIES	(1,164.0)	(239.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	563.5	—
Payments of mortgage loans	(0.4)	(185.4)
Premiums	1,591.4	1,354.7
Annuity payments	(20.0)	(17.6)
Withdrawals and death benefits	(974.5)	(939.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,160.0	212.4

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4.0)	(27.5)
CASH AND CASH EQUIVALENTS
Beginning of period	11.9	36.5

End of period	$7.9	$9.0

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$39.1	$45.3

Loan assignment as part of a real estate disposition	$—	$200.0

Conversion of note receivable	$—	$100.6

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as an investment in a loan receivable with a commercial real estate property as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified previously) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.

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

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership. Such limited partnership interests are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

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

Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to participants in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the participants currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the funds based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.

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

•

an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•

actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments), and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fee, liquidity guarantee fee, and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.

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

Restricted Cash: The Account held $45.2 million and $50.9 million as of June 30, 2016 and December 31, 2015, respectively, in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at-cost basis.

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

The Account’s wholly owned real estate and joint venture investments are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2016:

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	22.0%	16.9%	6.1%	0.3%	45.3%
Apartment	9.2%	8.5%	4.2%	—	21.9%
Retail	3.6%	3.5%	7.9%	0.3%	15.3%
Industrial	1.5%	8.0%	4.0%	0.9%	14.4%
Other(2)	2.6%	0.3%	0.1%	0.1%	3.1%

Total	38.9%	37.2%	22.3%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

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

Examples of securities which may be held by the Account and included in Level 2 include certificates of deposit, commercial paper, government agency notes, variable notes, U.S. Treasury securities, and debt securities.

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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 (unaudited) and December 31, 2015, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2016
Real estate properties	$—	$—	$15,131.3	$—	$15,131.3
Real estate joint ventures	—	—	4,238.9	—	4,238.9
Limited partnerships	—	—	—	143.3	143.3
Marketable securities:
Real estate related	1,148.3	—	—	—	1,148.3
Government agency notes	—	3,257.1	—	—	3,257.1
United States Treasury securities	—	2,031.8	—	—	2,031.8
Loan receivable	—	—	100.6	—	100.6

Total Investments at June 30, 2016	$1,148.3	$5,288.9	$19,470.8	$143.3	$26,051.3

Mortgage loans payable	$—	$—	$(2,383.2)	$—	$(2,383.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2015
Real estate properties	$—	$—	$14,606.2	$—	$14,606.2
Real estate joint ventures	—	—	4,068.4	—	4,068.4
Limited partnerships	—	—	—	144.8	144.8
Marketable securities:
Real estate related	1,024.4	—	—	—	1,024.4
Government agency notes	—	2,666.8	—	—	2,666.8
United States Treasury securities	—	1,540.4	—	—	1,540.4
Loan receivable	—	—	100.6	—	100.6

Total Investments at December 31, 2015	$1,024.4	$4,207.2	$18,775.2	$144.8	$24,151.6

Mortgage loans payable	$—	$—	$(1,794.4)	$—	$(1,794.4)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2016 and 2015 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2016
Beginning balance April 1, 2016	$14,762.2	$4,221.0	$100.6	$19,083.8	$(1,795.8)
Total realized and unrealized gains (losses) included in changes in net assets	114.8	(17.2)	—	97.6	(24.1)
Purchases(1)	258.9	36.6	—	295.5	(563.5)
Sales	(4.6)	—	—	(4.6)	—
Settlements(2)	—	(1.5)	—	(1.5)	0.2

Ending balance June 30, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	215.4	133.5	—	348.9	(25.7)
Purchases(1)	404.6	38.7	—	443.3	(563.5)
Sales	(94.9)	—	—	(94.9)	—
Settlements(2)	—	(1.7)	—	(1.7)	0.4

Ending balance June 30, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)

	Real Estate Properties	Real Estate Joint Ventures	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2015
Beginning balance April 1, 2015	$12,923.5	$3,274.7	$100.0	$16,298.2	$(2,192.3)
Total realized and unrealized gains (losses) included in changes in net assets	285.7	34.5	—	320.2	10.8
Purchases(1)	475.7	7.7	—	483.4	—
Sales	—	—	—	—	—
Settlements(2)	—	(60.6)	(100.0)	(160.6)	185.2

Ending balance June 30, 2015	$13,684.9	$3,256.3	$—	$16,941.2	$(1,996.3)

	Real Estate Properties	Real Estate Joint Ventures	Convertible Note Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$—	$16,161.1	$(2,373.8)
Total realized and unrealized gains (losses) included in changes in net assets	458.1	281.3	—	739.4	(7.9)
Purchases(1)	709.2	13.7	100.0	822.9	—
Sales	(621.4)	—	—	(621.4)	—
Settlements(2)	—	(60.8)	(100.0)	(160.8)	385.4

Ending balance June 30, 2015	$13,684.9	$3,256.3	$—	$16,941.2	$(1,996.3)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2016 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 8.5% (6.6%) 4.3% - 7.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.8% (6.7%) 4.8% - 7.3% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.4% (5.0%)

	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.3% (6.2%) 3.8% - 5.8% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.7%) 4.8% - 8.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.3% (5.1%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.6% - 49.6% (43.1%) 2.6% - 3.6% (3.4%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.6% - 49.6% (43.1%) 1.2 - 1.3 (1.3)

	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.8% - 62.4% (44.2%) 2.6% - 3.2% (2.9%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.8% - 62.4% (44.2%) 1.2 - 1.5 (1.3)

	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.8% - 48.1% (34.9%) 2.8% - 3.6% (3.2%)

		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.8% - 48.1% (34.9%) 1.1 - 1.3 (1.2)

Loan Receivable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	76.1% (76.1%) 6.1% (6.1%)

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

During the six months ended June 30, 2016 and 2015, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2016	$114.8	$(25.2)	$—	$89.6	$(24.1)

For the six months ended June 30, 2016	$216.2	$133.5	$—	$349.7	$(25.7)

For the three months ended June 30, 2015	$285.7	$36.6	$—	$322.3	$10.8

For the six months ended June 30, 2015	$474.2	$283.4	$—	$757.6	$(7.9)

Note 5—Mortgage Loans Payable

At June 30, 2016, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2016	December 31, 2015
		(Unaudited)
Charleston Plaza(1)(4)(8)	5.60% paid monthly	$34.3	$34.7	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	—	April 1, 2026
55 Second Street(4)(7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	—	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	—	April 1, 2028

Total Principal Outstanding		$2,326.8	$1,763.7
Fair Value Adjustment(3)		56.4	30.7

Total mortgage loans payable		$2,383.2	$1,794.4

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed, unless stated otherwise.

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

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	This mortgage is comprised of three individual loans, all with equal recourse, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

(8)	On July 11, 2016, the outstanding principal of the mortgage was paid off by the Account.

Note 6—Financial Highlights

Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2016	Years Ended December 31,
		2015	2014	2013
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$8.145	$15.538	$15.862	$15.313
Real estate property level expenses and taxes	3.694	7.319	7.788	8.112

Real estate income, net	4.451	8.219	8.074	7.201
Other income	1.643	3.342	3.459	2.759

Total income	6.094	11.561	11.533	9.960
Expense charges(1)	1.605	3.092	2.880	2.672

Investment income, net	4.489	8.469	8.653	7.288
Net realized and unrealized gain on investments and mortgage loans payable	7.084	18.911	27.868	19.015

Net increase in Accumulation Unit Value	11.573	27.380	36.521	26.303
Accumulation Unit Value:
Beginning of period	362.773	335.393	298.872	272.569

End of period	$374.346	$362.773	$335.393	$298.872

Total return	3.19%	8.16%	12.22%	9.65%
Ratios to Average net assets(2):
Expenses(1)	0.85%	0.86%	0.89%	0.92%
Investment income, net	2.39%	2.37%	2.68%	2.50%
Portfolio turnover rate(3):
Real estate properties(4)	0.5%	5.7%	6.5%	2.1%
Marketable securities(5)	2.2%	10.0%	15.9%	8.4%
Accumulation Units outstanding at end of period (in millions)	62.0	60.4	57.9	55.3
Net assets end of period (in millions)	$23,678.2	$22,360.0	$19,829.0	$16,907.9

(1)

Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the six months ended June 30, 2016 are annualized.

(3)	Percentages for the six months ended June 30, 2016 are not annualized.

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

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
	(Unaudited)
Outstanding:
Beginning of period	60.4	57.9
Credited for premiums	4.3	8.1
Annuity, other periodic payments, withdrawals and death benefits	(2.7)	(5.6)

End of period	62.0	60.4

Note 8—Commitments and Contingencies

Commitments—The Account had $37.7 million and $45.0 million of outstanding immediately callable commitments at June 30, 2016 and December 31, 2015, respectively. The commitment is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding as a limited partner. Once the complete obligation is funded, the Account anticipates holding a 60%-90% interest in the fund.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9—Subsequent Events

Purchases

Pacific City—Huntington Beach, CA

On July 12, 2016, the Account purchased a 70% interest in a joint venture, PC Borrower, LLC, which holds a retail property located in Huntington Beach, California. The Account purchased its interest for $129.7 million.

Concurrent with the purchase of its interest in the joint venture, the Account entered into a $30.9 million loan receivable with the joint venture partner. The debt has an interest rate of 4.20% and has a maturity date of July 1, 2018.

Fashion Show—Las Vegas, NV

On July 29, 2016, the Account purchased a 49% interest in a joint venture, Fashion Show Holding I, LLC, which holds a retail property located in Las Vegas, Nevada. The Account purchased its interest for $1.2 billion. The property is encumbered by $411.1 million of mortgage loans (the Account’s share), as further discussed in the Financings section below.

Sales

Northpark Village Square—Valencia, CA

On July 14, 2016, the Account sold this retail property located in Valencia, California for a net sales price of $57.6 million.

Financings

Charleston Plaza—Mountain View, CA

On July 11, 2016, the Account extinguished a $34.3 million mortgage loan associated with the property.

Fashion Show—Las Vegas, NV

On July 29, 2016, Fashion Show Holding I, LLC, a joint venture investment in which the Account holds a 49% interest, assumed a $409.2 million mortgage loan (the Account’s share) with a 4.03% interest rate, maturing on November 1, 2024 and a $1.9 million mortgage loan (the Account’s share) with an interest rate of 6.06%, maturing on November 15, 2021.

Securities Lending

On July 7, 2016, the Account entered into a securities lending agreement with a third party lending agent, consistent with the policies and practices set forth in the prospectus.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—58.1% and 60.5%

Location/Description	Type	Fair Value at
		June 30, 2016		December 31, 2015
		(Unaudited)
Arizona:
Camelback Center	Office	$57.3		$51.1
Kierland Apartment Portfolio	Apartments	125.3	(1)	119.7	(1)
California:
3 Hutton Centre Drive	Office	52.5		57.1
55 Second Street	Office	336.1	(1)	335.2	(1)
88 Kearny Street	Office	170.8		165.4
200 Middlefield Road	Office	58.5		55.5
Castro Station	Office	156.2		150.0
Centre Pointe and Valley View	Industrial	42.6		41.3
Cerritos Industrial Park	Industrial	120.3		108.7
Charleston Plaza	Retail	88.1	(1)	88.0	(1)
Great West Industrial Portfolio	Industrial	162.8		158.3
Holly Street Village	Apartments	135.1		130.7
Larkspur Courts	Apartments	140.6		135.9
Northern CA RA Industrial Portfolio	Industrial	74.0	(7)	69.5
Northpark Village Square	Retail	58.0		47.6
Oakmont IE West Portfolio	Industrial	81.2		76.2
Oceano at Warner Center	Apartments	87.1		82.5
Ontario Industrial Portfolio	Industrial	433.9		421.6
Ontario Mills Industrial Portfolio	Industrial	50.5		48.6
Pacific Plaza	Office	112.0		94.7
Rancho Cucamonga Industrial Portfolio	Industrial	169.4		166.1
Regents Court	Apartments	88.7	(1)	87.1	(1)
Southern CA RA Industrial Portfolio	Industrial	131.9		119.3
Stella	Apartments	172.6		170.8
Stevenson Point	Industrial	41.9		41.6
The Forum at Carlsbad	Retail	217.5	(1)	215.0	(1)
The Legacy at Westwood	Apartments	140.5	(1)	141.4	(1)
Township Apartments	Apartments	87.0		88.4
West Lake North Business Park	Office	55.8		54.4
Westcreek	Apartments	47.4		45.1
Westwood Marketplace	Retail	125.0		125.3
Wilshire Rodeo Plaza	Office	316.2		302.4
Colorado:
Palomino Park	Apartments	309.2	(1)	302.6	(1)
South Denver Marketplace	Retail	71.4		70.8
Connecticut:
Wilton Woods Corporate Campus	Office	138.3		141.3
Florida:
701 Brickell Avenue	Office	378.6	(1)	371.0
Casa Palma	Apartments	94.3		92.7
Publix at Weston Commons	Retail	68.7		68.2
Seneca Industrial Park	Industrial	93.7		87.9
South Florida Apartment Portfolio	Apartments	96.8		93.1
The Manor Apartments	Apartments	54.0		54.0
The Manor at Flagler Village	Apartments	151.5		150.5
The Residences at the Village of Merrick Park	Apartments	74.0		71.7
Urban Centre	Office	121.8		122.3
Weston Business Center	Industrial	91.0		88.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2016		December 31, 2015
		(Unaudited)
Georgia:
Atlanta Industrial Portfolio	Industrial	$60.6		$58.5
Shawnee Ridge Industrial Portfolio	Industrial	85.0		81.4
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	78.3		73.1
Chicago Industrial Portfolio	Industrial	83.6		84.1
Parkview Plaza	Office	47.8		51.2
Maryland:
Landover Logistics Center	Industrial	38.8		38.3
The Shops at Wisconsin Place	Retail	104.3		103.5
Massachusetts:
99 High Street	Office	511.0		506.4
501 Boylston Street	Office	468.6	(1)	434.3
Fort Point Creative Exchange Portfolio	Office	221.9		—
Northeast RA Industrial Portfolio	Industrial	40.7		39.6
Residence at Rivers Edge	Apartments	—		87.5
New Jersey:
200 Milik Street	Industrial	50.5		50.1
Marketfair	Retail	104.8		106.5
Mohawk Distribution Center	Industrial	98.3		81.9
South River Road Industrial	Industrial	70.0		68.3
New York:
21 Penn Plaza	Office	270.2		270.1
250 North 10th Street	Apartments	173.0		171.0
425 Park Avenue	Ground Lease	450.0		440.0
430 West 15th Street	Office	110.0		—
780 Third Avenue	Office	415.5	(1)	420.6	(1)
837 Washington Street	Office	205.0		205.0
The Colorado	Apartments	268.0	(1)	263.6	(1)
The Corner	Apartments	255.0	(1)	265.0	(1)
Oregon:
The Cordelia	Apartments	50.0		48.5
Pennsylvania:
1619 Walnut Street	Retail	23.1		23.2
The Pepper Building	Apartments	52.9		53.2
Tennessee:
Southside at McEwen	Retail	48.2		47.6
Texas:
Beltway North Commerce Center	Industrial	21.3		23.4
Cliffs at Barton Creek	Apartments	46.5		46.4
Dallas Industrial Portfolio	Industrial	199.2		193.2
Houston Apartment Portfolio	Apartments	166.5		175.5
Lincoln Centre	Office	330.2		315.9
Northwest Houston Industrial Portfolio	Industrial	68.4		68.8
Park 10 Distribution	Industrial	12.0		12.6
Pinnacle Industrial Portfolio	Industrial	51.5		46.7
Pinto Business Park	Industrial	90.6		93.0
The Caruth	Apartments	81.4	(1)	81.8	(1)
The Maroneal	Apartments	54.4		57.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2016		December 31, 2015
		(Unaudited)
Virginia:
8270 Greensboro Drive	Office	$47.1		$48.1
Ashford Meadows Apartments	Apartments	105.1	(1)	106.0	(1)
Plaza America	Retail	108.0		106.0
The Ellipse at Ballston	Office	81.2		87.5
The Palatine	Apartments	128.3	(1)	126.9	(1)
Washington:
Circa Green Lake	Apartments	93.0		87.9
Fourth and Madison	Office	527.0	(1)	489.3	(1)
Millennium Corporate Park	Office	190.8		189.5
Northwest RA Industrial Portfolio	Industrial	30.7		29.5
Pacific Corporate Park	Industrial	37.4		36.9
Prescott Wallingford Apartments	Apartments	56.0		58.0
Rainier Corporate Park	Industrial	98.1		96.9
Regal Logistics Campus	Industrial	80.5		78.2
Union - South Lake Union	Apartments	106.7		105.0
Washington DC:
1001 Pennsylvania Avenue	Office	808.1	(1)	805.8	(1)
1401 H Street, NW	Office	233.7	(1)	242.2	(1)
1900 K Street, NW	Office	337.5	(1)	327.3
Mass Court	Apartments	166.1	(1)	169.1	(1)
Mazza Gallerie	Retail	81.9		92.8
The Ashton	Apartments	40.8		41.2
The Louis at 14th	Apartments	183.1		182.6
The Woodley	Apartments	203.0		203.3

TOTAL REAL ESTATE PROPERTIES
(Cost $12,608.9 and $12,289.0)		$15,131.3		$14,606.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—16.8% and 17.5%
REAL ESTATE JOINT VENTURES—16.2% and 16.9%

Location/Description	Type	Fair Value at
		June 30, 2016		December 31, 2015
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$519.6		$559.3
TREA Campus Pointe 2, LLC Campus Pointe 2 (20% Account Interest)	Office	31.6		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	74.9		73.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	188.3	(2)	189.6	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	193.1		190.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	121.9	(2)	120.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	731.5	(2)	644.5	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	143.9		136.5
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	155.2	(2)	134.1	(2)
Maryland:
WP Project Developer
The Shops at Wisconsin Place (33.33% Account Interest)	Retail	21.0		19.6
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	222.2		204.3
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	194.9		192.9
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	39.6	(2)	38.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	210.7	(2)	199.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	145.2	(2)	128.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	354.9	(2)	379.5	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	239.0		235.5
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	511.7	(2,3)	488.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	139.7	(2,3)	132.9	(2,3)
Strategic Ind Portfolio I, LLC
IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	—	(3,5)	—	(3,5)

TOTAL REAL ESTATE JOINT VENTURES
(Cost $3,085.5 and $3,032.3)		$4,238.9		$4,068.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Fair Value at
	June 30, 2016	December 31, 2015
	(Unaudited)
LIMITED PARTNERSHIPS—0.6% and 0.6%
Clarion Gables Multi-Family Trust LP (8.38% Account Interest)	$117.0	$112.9
Colony Realty Partners LP (5.27% Account Interest)	11.6	20.4
Lion Gables Apartment Fund (18.46% Account Interest)	0.2 (6)	—	(6)
Taconic New York City GP Fund, LP (73.29% Account Interest)	6.7	—
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)	7.8	11.5

TOTAL LIMITED PARTNERSHIPS (Cost $143.0 and $139.1)	143.3	144.8

TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $3,228.5 and $3,171.4)	$4,382.2	$4,213.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—24.7% and 21.6%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.4% and 4.2%

Shares		Issuer	Fair Value at
			June 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
74,537	74,537	Acadia Realty Trust	$2.6	$2.5
23,830	18,734	Agree Realty Corporation	1.1	0.6
2,183	2,183	Alexander’s, Inc.	0.9	0.8
78,684	78,684	Alexandria Real Estate Equities, Inc.	8.1	7.1
41,950	41,950	American Assets Trust, Inc.	1.8	1.6
140,539	122,225	American Campus Communities, Inc.	7.4	5.1
6,347	6,347	American Farmland Company	0.1	0.1
198,392	163,619	American Homes 4 Rent	4.1	2.7
—	35,204	American Residential Properties	—	0.7
451,800	458,181	American Tower Corp.	51.3	44.4
167,020	170,490	Apartment Investment and Management Company	7.4	6.8
178,441	181,776	Apple Hospitality Inc.	3.4	3.6
34,711	34,711	Armada Hoffler Properties Inc.	0.5	0.4
29,357	29,357	Ashford Hospitality Prime Inc.	0.4	0.4
91,011	100,517	Ashford Hospitality Trust, Inc.	0.5	0.6
146,402	148,389	Avalonbay Communities, Inc.	26.4	27.3
—	222,345	BioMed Realty Trust, Inc.	—	5.3
20,504	20,504	Bluerock Residential Growth, Inc.	0.3	0.2
164,136	166,324	Boston Properties, Inc.	21.6	21.2
189,087	195,470	Brandywine Realty Trust	3.2	2.7
223,918	190,718	Brixmore Porperty Group Inc	5.9	4.9
92,438	94,156	Camden Property Trust	8.2	7.2
—	70,056	Campus Crest Communities, Inc.	—	0.5
89,888	89,888	Care Capital Properties, Inc.	2.4	2.7
55,061	55,061	CareTrust REIT Inc.	0.8	0.6
46,704	46,704	Catchmark Timber Trust, Inc.	0.6	0.5
180,490	185,704	CBL & Associates Properties, Inc.	1.7	2.3
92,124	92,124	Cedar Shopping Centers, Inc.	0.7	0.7
40,150	40,150	Chatham Lodging Trust	0.9	0.8
64,801	64,801	Chesapeake Lodging Trust	1.5	1.6
53,362	—	Colony Starwood Homes	1.6	—
132,277	135,599	Columbia Property Trust Inc.	2.8	3.2
130,044	136,492	Communication Sales & Leasing, Inc.	3.8	2.6
13,231	7,031	Community Healthcare Trust, Inc.	0.3	0.1
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	0.2
32,775	33,372	CoreSite Realty Corporation	2.9	1.9
101,220	103,186	Corporate Office Properties Trust	3.0	2.3
120,301	122,465	Corrections Corporation of America	4.2	3.2
221,763	231,292	Cousins Properties Incorporated	2.3	2.2
360,340	362,207	Crown Castle International Corporation	36.5	31.3
189,615	184,709	Cubesmart	5.9	5.7
77,670	64,520	CyrusOne Inc.	4.3	2.4
96,068	96,068	DCT Industrial Trust, Inc.	4.6	3.6
333,126	333,126	DDR Corp	6.0	5.6
214,042	219,413	DiamondRock Hospitality Company	1.9	2.1
170,262	147,536	Digital Realty Trust, Inc.	18.6	11.2
146,504	147,977	Douglas Emmett, Inc.	5.2	4.6
369,002	376,363	Duke Realty Corporation	9.8	7.9
78,643	71,557	DuPont Fabros Technology, Inc.	3.7	2.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
33,927	14,727	Easterly Government Properties, Inc.	$0.7	$0.3
34,861	34,861	EastGroup Properties, Inc.	2.4	1.9
70,573	60,392	Education Realty Trust, Inc.	3.3	2.3
103,899	99,527	Empire State Realty Trust	2.0	1.8
67,969	64,743	EPR Properties	5.5	3.8
74,200	66,786	Equinix Inc.	28.8	20.2
135,252	136,984	Equity Commonwealth	3.9	3.8
81,468	83,026	Equity Lifestyle Properties, Inc.	6.5	5.5
99,201	85,201	Equity One, Inc.	3.2	2.3
385,580	390,695	Equity Residential	26.6	31.9
70,186	71,115	Essex Property Trust, Inc.	16.0	17.0
125,053	125,053	Extra Space Storage, Inc.	11.6	11.0
75,721	74,751	Federal Realty Investment Trust	12.5	10.9
148,991	157,554	FelCor Lodging Trust Incorporated	0.9	1.2
124,852	119,778	First Industrial Realty Trust, Inc.	3.5	2.7
61,948	68,780	First Potomac Realty Trust	0.6	0.8
251,743	—	Forest City Realty Trust A	5.6	—
98,453	98,453	Franklin Street Properties Corp.	1.2	1.0
210,869	95,044	Gaming and Leisure Properties, Inc.	7.3	2.6
538,729	546,334	General Growth Properties, Inc.	16.1	14.9
77,601	77,601	GEO Group Inc./The	2.7	2.2
26,359	26,214	Getty Realty Corp.	0.6	0.5
23,254	23,254	Gladstone Commercial Corporation	0.4	0.3
76,778	76,778	Government Properties Income Trust	1.8	1.2
451,331	451,331	Gramercy Property Trust Inc.	4.2	3.5
497,439	504,269	HCP, Inc.	17.6	19.3
111,867	109,418	Healthcare Realty Trust Inc.	3.9	3.1
144,774	137,819	Healthcare Trust of America	4.7	3.7
40,500	44,636	Hersha Hospitality Trust	0.7	1.0
104,134	102,464	Highwoods Properties, Inc.	5.5	4.5
162,115	165,124	Hospitality Properties Trust	4.7	4.3
800,074	825,304	Host Hotels & Resorts, Inc.	13.0	12.7
88,667	79,867	Hudson Pacific Properties, Inc.	2.6	2.3
32,461	32,461	Independence Realty Trust, Inc.	0.3	0.2
—	94,370	Inland Real Estate Corp.	—	1.0
136,573	136,573	Investors Real Estate Trust	0.9	0.9
256,622	201,089	Iron Mountain Inc.	10.2	5.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	123.5	112.7
98,741	100,594	Kilroy Realty Corporation	6.5	6.4
448,813	448,463	Kimco Realty Corporation	14.1	11.9
89,244	89,244	Kite Realty Group Trust	2.5	2.3
88,213	89,664	Lamar Advertising Corporation	5.8	5.4
120,865	123,151	LaSalle Hotel Properties	2.8	3.1
256,516	256,516	Lexington Realty Trust	2.6	2.1
158,161	162,768	Liberty Property Trust	6.3	5.1
40,342	38,232	LTC Properties, Inc.	2.1	1.6
95,318	97,182	Mack-Cali Realty Corporation	2.6	2.3
255,456	255,456	Medical Properties Trust, Inc.	3.9	2.9
80,402	81,978	Mid-America Apartment Communities, Inc.	8.6	7.4
68,156	61,924	Monmouth Real Estate Investment Corporation	0.9	0.6
179,363	184,354	Monogram Residential Trust Inc.	1.8	1.8
37,511	37,511	National Health Investors, Inc.	2.8	2.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
153,902	146,133	National Retail Properties, Inc.	$8.0	$5.9
24,977	24,977	National Storage Affiliates Trust	0.5	0.4
82,418	87,273	New Senior Investment Group	0.9	0.9
177,920	177,920	New York REIT	1.6	2.0
18,365	18,365	Nexpoint Residential Trust, Inc.	0.3	0.2
65,380	72,837	NorthStar Realty Europe Corp.	0.6	0.9
193,712	189,319	Northstar Realty Finance Corp.	2.2	3.2
178,475	178,475	Omega Healthcare Investors, Inc.	6.1	6.2
11,794	11,794	One Liberty Properties, Inc.	0.3	0.3
148,839	148,839	Outfront Media Inc.	3.6	3.2
156,333	156,333	Paramount Group Inc.	2.5	2.8
86,954	86,954	Parkway Properties, Inc.	1.4	1.4
76,448	78,371	Pebblebrook Hotel Trust	2.0	2.2
72,024	72,024	Pennsylvania Real Estate Investment Trust	1.5	1.6
145,526	95,326	Physicians Realty Trust	3.1	1.6
155,362	157,777	Piedmont Office Realty Trust, Inc.	3.3	3.0
—	190,702	Plum Creek Timber Company, Inc.	—	9.1
57,250	58,985	Post Properties, Inc.	3.5	3.5
40,691	40,691	Potlatch Corporation	1.4	1.2
23,945	23,945	Preferred Apartment Communities, Inc.	0.3	0.3
560,282	568,315	ProLogis	27.5	24.4
21,667	21,667	PS Business Parks, Inc.	2.3	1.9
155,039	157,211	Public Storage, Inc.	39.6	38.9
47,656	41,960	QTS Realty Trust, Inc.	2.7	1.9
84,869	84,869	Ramco-Gershenson Properties Trust	1.7	1.4
133,664	137,264	Rayonier, Inc.	3.5	3.0
275,412	270,636	Realty Income Corporation	19.1	14.0
104,464	101,582	Regency Centers Corporation	8.7	6.9
106,928	106,928	Retail Opportunity Investment	2.3	1.9
253,341	257,274	Retail Properties of America	4.3	3.8
68,247	59,147	Rexford Industrial Realty Inc.	1.4	1.0
134,105	136,460	RLJ Lodging Trust	2.9	3.0
39,799	39,799	Rouse Properties, Inc.	0.7	0.6
53,069	53,069	Ryman Hospitality Properties	2.7	2.7
70,355	74,407	Sabra Health Care REIT Inc.	1.5	1.5
15,057	15,057	Saul Centers, Inc.	0.9	0.8
73,541	73,541	Select Income Real Estate Investment Trust	1.9	1.5
254,052	259,057	Senior Housing Properties Trust	5.3	3.8
36,820	36,820	Silver Bay Realty Trust Corp.	0.6	0.6
332,324	336,974	Simon Property Group, Inc.	72.1	65.5
106,590	108,594	SL Green Realty Corp.	11.3	12.3
48,588	38,958	Sovran Self Storage, Inc.	5.1	4.2
492,268	459,110	Spirit Realty Capital Inc.	6.3	4.6
73,832	73,832	Stag Industrial, Inc.	1.8	1.4
—	41,562	Starwood Waypoint Residential Trust	—	0.9
159,121	70,283	STORE Capital Corporation	4.7	1.6
91,828	91,828	Summit Hotel Properties, Inc.	1.2	1.1
60,628	60,628	Sun Communities, Inc.	4.6	4.2
232,529	228,054	Sunstone Hotel Investors, L.L.C.	2.8	2.8
102,551	104,353	Tanger Factory Outlet Centers, Inc.	4.1	3.4
64,475	65,358	Taubman Centers, Inc.	4.8	5.0
46,459	46,459	Terreno Realty Corporation	1.2	1.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
159,665	171,305	The Macerich Company	$13.6	$13.8
52,125	52,125	Tier Inc.	0.8	0.8
285,600	285,672	UDR, Inc.	10.5	10.7
26,623	26,623	UMH Properties, Inc.	0.3	0.3
14,263	14,263	Universal Health Realty Income Trust	0.8	0.7
95,413	97,203	Urban Edge Properties	2.8	2.3
28,041	28,041	Urstadt Biddle Properties, Inc.	0.7	0.5
359,338	358,667	Ventas, Inc.	26.2	20.2
967,555	985,845	VEREIT, Inc.	9.8	7.8
181,281	183,731	Vornado Realty Trust	18.1	18.4
78,539	73,550	Washington Real Estate Investment Trust	2.5	2.0
121,612	121,612	Weingarten Realty Investors	4.9	4.2
379,837	380,157	Welltower Inc.	28.9	25.9
798,985	553,851	Weyerhaeuser Company	23.8	16.6
27,622	27,622	Whitestone Real Estate Investment Trust B	0.4	0.3
39,142	39,142	Winthrop Realty Trust	0.3	0.5
95,448	95,448	WP Carey Inc.	6.6	5.6
200,141	200,141	WP Glimcher Inc.	2.2	2.1
116,457	121,567	Xenia Hotels & Resorts Inc.	2.0	1.9

TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $870.1 and $859.5)			$1,148.3	$1,024.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—20.3% and 17.4%
GOVERNMENT AGENCY NOTES—12.5% and 11.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$4.0	Fannie Mae Discount Notes	0.162%	1/4/2016	$—	$4.0
—	9.0	Fannie Mae Discount Notes	0.213%	1/5/2016	—	9.0
—	40.0	Fannie Mae Discount Notes	0.218%	1/12/2016	—	40.0
—	15.0	Fannie Mae Discount Notes	0.223%	1/19/2016	—	15.0
—	26.6	Fannie Mae Discount Notes	0.225%	1/20/2016	—	26.6
—	25.0	Fannie Mae Discount Notes	0.223%	1/27/2016	—	25.0
—	5.9	Fannie Mae Discount Notes	0.274%	2/2/2016	—	5.9
—	10.9	Fannie Mae Discount Notes	0.244%	2/3/2016	—	10.8
—	2.0	Fannie Mae Discount Notes	0.345%	2/8/2016	—	2.0
—	36.2	Fannie Mae Discount Notes	0.132%-0.172%	2/10/2016	—	36.2
—	25.0	Fannie Mae Discount Notes	0.300%	3/2/2016	—	25.0
—	50.0	Fannie Mae Discount Notes	0.275%-0.305%	3/9/2016	—	50.0
—	4.0	Fannie Mae Discount Notes	0.203%	3/14/2016	—	4.0
—	16.0	Fannie Mae Discount Notes	0.213%	3/16/2016	—	16.0
—	24.0	Fannie Mae Discount Notes	0.162%	3/17/2016	—	24.0
—	4.0	Fannie Mae Discount Notes	0.213%	3/30/2016	—	4.0
—	24.9	Fannie Mae Discount Notes	0.183%	4/4/2016	—	24.9
—	10.0	Fannie Mae Discount Notes	0.178%	4/5/2016	—	10.0
—	25.5	Fannie Mae Discount Notes	0.215%	4/6/2016	—	25.5
—	20.1	Fannie Mae Discount Notes	0.193%	4/11/2016	—	20.0
—	50.0	Fannie Mae Discount Notes	0.188%	4/12/2016	—	49.9
—	4.0	Fannie Mae Discount Notes	0.310%	4/18/2016	—	4.0
—	3.5	Fannie Mae Discount Notes	0.233%	4/19/2016	—	3.5
—	25.3	Fannie Mae Discount Notes	0.325%-0.340%	4/27/2016	—	25.2
—	25.0	Fannie Mae Discount Notes	0.366%	5/4/2016	—	24.9
—	20.1	Fannie Mae Discount Notes	0.371%	5/18/2016	—	20.0
—	17.0	Fannie Mae Discount Notes	0.342%-0.417%	5/25/2016	—	17.0
58.5	—	Fannie Mae Discount Notes	0.213%-0.437%	7/1/2016	58.5	—
34.6	—	Fannie Mae Discount Notes	0.355%-0.549%	7/6/2016	34.6	—
50.0	—	Fannie Mae Discount Notes	0.416%	7/7/2016	50.0	—
25.0	—	Fannie Mae Discount Notes	0.406%	8/1/2016	25.0	—
40.0	—	Fannie Mae Discount Notes	0.416%	8/3/2016	40.0	—
28.1	—	Fannie Mae Discount Notes	0.325%	8/8/2016	28.1	—
11.1	—	Fannie Mae Discount Notes	0.417%	8/9/2016	11.1	—
23.1	—	Fannie Mae Discount Notes	0.335%	9/2/2016	23.1	—
29.0	—	Fannie Mae Discount Notes	0.330%	9/6/2016	29.0	—
50.0	—	Fannie Mae Discount Notes	0.381%	9/9/2016	50.0	—
50.0	—	Fannie Mae Discount Notes	0.386%	9/12/2016	50.0	—
30.0	—	Fannie Mae Discount Notes	0.305%	9/19/2016	30.0	—
30.0	—	Fannie Mae Discount Notes	0.365%	9/29/2016	30.0	—
45.1	—	Fannie Mae Discount Notes	0.355%	10/3/2016	45.0	—
6.6	—	Fannie Mae Discount Notes	0.406%	10/6/2016	6.5	—
26.1	—	Fannie Mae Discount Notes	0.391%	10/18/2016	26.1	—
50.0	—	Fannie Mae Discount Notes	0.437%	10/20/2016	49.9	—
50.0	—	Fannie Mae Discount Notes	0.427%	10/24/2016	49.9	—
32.0	—	Fannie Mae Discount Notes	0.457%	10/25/2016	31.9	—
45.0	—	Fannie Mae Discount Notes	0.406%-0.447%	11/14/2016	44.9	—
30.1	—	Fannie Mae Discount Notes	0.411%	11/17/2016	30.0	—
22.0	—	Fannie Mae Discount Notes	0.345%	11/23/2016	22.0	—
20.1	—	Fannie Mae Discount Notes	0.464%	12/14/2016	20.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$21.6	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	$—	$21.6
—	46.0	Federal Farm Credit Bank Discount Notes	0.162%	3/10/2016	—	46.0
—	10.7	Federal Farm Credit Bank Discount Notes	0.549%	6/10/2016	—	10.7
25.0	25.0	Federal Farm Credit Bank Discount Notes	0.315%	7/27/2016	25.0	24.9
13.9	—	Federal Farm Credit Bank Discount Notes	0.375%	9/14/2016	13.8	—
10.1	—	Federal Farm Credit Bank Discount Notes	0.447%	11/10/2016	10.0	—
48.6	—	Federal Farm Credit Bank Discount Notes	0.503%-0.508%	12/16/2016	48.5	—
—	21.9	Federal Home Loan Bank Discount Notes	0.167%-0.193%	1/4/2016	—	21.8
—	48.0	Federal Home Loan Bank Discount Notes	0.112%	1/6/2016	—	48.0
—	47.1	Federal Home Loan Bank Discount Notes	0.101%-0.183%	1/8/2016	—	47.1
—	10.0	Federal Home Loan Bank Discount Notes	0.233%	1/11/2016	—	10.0
—	15.0	Federal Home Loan Bank Discount Notes	0.233%	1/12/2016	—	15.0
—	34.6	Federal Home Loan Bank Discount Notes	0.112%-0.162%	1/13/2016	—	34.6
—	40.0	Federal Home Loan Bank Discount Notes	0.112%-0.254%	1/15/2016	—	40.0
—	9.2	Federal Home Loan Bank Discount Notes	0.254%	1/19/2016	—	9.2
—	48.0	Federal Home Loan Bank Discount Notes	0.112%-0.274%	1/20/2016	—	48.0
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	1/22/2016	—	50.0
—	10.0	Federal Home Loan Bank Discount Notes	0.152%-0.284%	1/26/2016	—	10.0
—	13.3	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	2/2/2016	—	50.0
—	39.2	Federal Home Loan Bank Discount Notes	0.132%-0.157%	2/3/2016	—	39.1
—	3.2	Federal Home Loan Bank Discount Notes	0.193%	2/5/2016	—	3.2
—	52.0	Federal Home Loan Bank Discount Notes	0.193%-0.203%	2/8/2016	—	52.0
—	45.0	Federal Home Loan Bank Discount Notes	0.132%	2/12/2016	—	45.0
—	65.1	Federal Home Loan Bank Discount Notes	0.203%-0.406%	2/16/2016	—	65.1
—	13.5	Federal Home Loan Bank Discount Notes	0.274%	2/19/2016	—	13.5
—	28.0	Federal Home Loan Bank Discount Notes	0.152%	2/22/2016	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.132%	2/23/2016	—	40.0
—	50.0	Federal Home Loan Bank Discount Notes	0.264%-0.325%	2/24/2016	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.142%	2/26/2016	—	36.0
—	40.0	Federal Home Loan Bank Discount Notes	0.304%	3/1/2016	—	40.0
—	21.6	Federal Home Loan Bank Discount Notes	0.172%	3/8/2016	—	21.6
—	73.8	Federal Home Loan Bank Discount Notes	0.325%-0.360%	3/14/2016	—	73.8
—	4.0	Federal Home Loan Bank Discount Notes	0.172%	3/15/2016	—	4.0
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	3/21/2016	—	25.0
—	15.0	Federal Home Loan Bank Discount Notes	0.193%	3/23/2016	—	15.0
—	44.5	Federal Home Loan Bank Discount Notes	0.508%	3/28/2016	—	44.4
—	12.0	Federal Home Loan Bank Discount Notes	0.249%-0.254%	3/30/2016	—	12.0
—	24.2	Federal Home Loan Bank Discount Notes	0.213%	4/1/2016	—	24.2
—	25.0	Federal Home Loan Bank Discount Notes	0.335%	4/8/2016	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.508%	4/11/2016	—	49.9
—	44.0	Federal Home Loan Bank Discount Notes	0.284%-0.508%	4/13/2016	—	43.9
—	49.1	Federal Home Loan Bank Discount Notes	0.239%-0.335%	4/15/2016	—	49.0
—	54.5	Federal Home Loan Bank Discount Notes	0.246%-0.345%	4/20/2016	—	54.4
—	30.1	Federal Home Loan Bank Discount Notes	0.254%	4/22/2016	—	30.1
—	28.0	Federal Home Loan Bank Discount Notes	0.325%	4/27/2016	—	28.0
—	50.0	Federal Home Loan Bank Discount Notes	0.610%	6/8/2016	—	49.9
—	25.0	Federal Home Loan Bank Discount Notes	0.274%	6/13/2016	—	24.9
43.2	—	Federal Home Loan Bank Discount Notes	0.243%-0.349%	7/6/2016	43.2	—
25.0	—	Federal Home Loan Bank Discount Notes	0.365%	7/8/2016	25.0	—
45.1	—	Federal Home Loan Bank Discount Notes	0.406%	7/11/2016	45.0	—
22.0	—	Federal Home Loan Bank Discount Notes	0.355%	7/12/2016	22.0	—
10.2	—	Federal Home Loan Bank Discount Notes	0.345%	7/13/2016	10.2	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$3.7	$—	Federal Home Loan Bank Discount Notes	0.254%	7/14/2016	$3.7	$—
25.1	—	Federal Home Loan Bank Discount Notes	0.386%	7/18/2016	25.0	—
48.6	—	Federal Home Loan Bank Discount Notes	0.340%	7/19/2016	48.6	—
31.3	—	Federal Home Loan Bank Discount Notes	0.406%	7/20/2016	31.3	—
50.0	—	Federal Home Loan Bank Discount Notes	0.350%-0.508%	7/22/2016	50.0	—
37.0	—	Federal Home Loan Bank Discount Notes	0.396%	7/25/2016	37.0	—
43.1	—	Federal Home Loan Bank Discount Notes	0.396%	7/26/2016	43.0	—
35.2	—	Federal Home Loan Bank Discount Notes	0.340%-0.355%	7/29/2016	35.2	—
4.0	—	Federal Home Loan Bank Discount Notes	0.325%	8/1/2016	4.0	—
47.0	—	Federal Home Loan Bank Discount Notes	0.335%-0.406%	8/5/2016	47.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.335%	8/9/2016	25.0	—
53.1	—	Federal Home Loan Bank Discount Notes	0.284%-0.335%	8/10/2016	53.1	—
90.0	—	Federal Home Loan Bank Discount Notes	0.284%-0.320%	8/12/2016	90.0	—
50.1	—	Federal Home Loan Bank Discount Notes	0.345%-0.426%	8/17/2016	50.1	—
40.0	—	Federal Home Loan Bank Discount Notes	0.355%	8/19/2016	40.0	—
36.1	—	Federal Home Loan Bank Discount Notes	0.340%-0.431%	8/22/2016	36.1	—
30.0	—	Federal Home Loan Bank Discount Notes	0.355%	8/23/2016	30.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.355%	8/24/2016	30.0	—
49.1	—	Federal Home Loan Bank Discount Notes	0.355%-0.457%	8/26/2016	49.0	—
90.1	—	Federal Home Loan Bank Discount Notes	0.330%	8/29/2016	90.0	—
10.1	—	Federal Home Loan Bank Discount Notes	0.330%-0.345%	8/30/2016	10.0	—
5.1	—	Federal Home Loan Bank Discount Notes	0.517%	8/31/2016	5.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.478%	9/7/2016	50.0	—
12.1	—	Federal Home Loan Bank Discount Notes	0.396%	9/13/2016	12.1	—
22.3	—	Federal Home Loan Bank Discount Notes	0.386%	9/14/2016	22.3	—
30.0	—	Federal Home Loan Bank Discount Notes	0.498%	9/16/2016	30.0	—
38.1	—	Federal Home Loan Bank Discount Notes	0.386%-0.411%	9/20/2016	38.1	—
30.0	—	Federal Home Loan Bank Discount Notes	0.365%	9/21/2016	30.0	—
10.0	—	Federal Home Loan Bank Discount Notes	0.386%	9/23/2016	10.0	—
20.4	—	Federal Home Loan Bank Discount Notes	0.406%-0.426%	9/27/2016	20.4	—
40.2	—	Federal Home Loan Bank Discount Notes	0.396%-0.406%	9/28/2016	40.1	—
20.7	—	Federal Home Loan Bank Discount Notes	0.345%	10/3/2016	20.7	—
36.0	—	Federal Home Loan Bank Discount Notes	0.396%	10/5/2016	36.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.447%	10/7/2016	50.0	—
23.3	—	Federal Home Loan Bank Discount Notes	0.508%	10/11/2016	23.3	—
50.1	—	Federal Home Loan Bank Discount Notes	0.442%-0.452%	10/12/2016	50.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.518%	10/14/2016	49.9	—
55.0	—	Federal Home Loan Bank Discount Notes	0.370%-0.457%	10/17/2016	54.9	—
40.0	—	Federal Home Loan Bank Discount Notes	0.452%	10/21/2016	40.0	—
49.1	—	Federal Home Loan Bank Discount Notes	0.457%	10/26/2016	49.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.462%	10/28/2016	25.0	—
30.1	—	Federal Home Loan Bank Discount Notes	0.544%	11/4/2016	30.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.523%	11/7/2016	49.9	—
25.0	—	Federal Home Loan Bank Discount Notes	0.554%	11/9/2016	25.0	—
60.3	—	Federal Home Loan Bank Discount Notes	0.396%-0.554%	11/16/2016	60.2	—
31.4	—	Federal Home Loan Bank Discount Notes	0.503%	12/21/2016	31.3	—
—	10.4	Freddie Mac Discount Notes	0.213%-0.223%	1/6/2016	—	10.4
—	24.0	Freddie Mac Discount Notes	0.218%-0.233%	1/22/2016	—	24.0
—	15.5	Freddie Mac Discount Notes	0.244%	1/25/2016	—	15.5
—	26.6	Freddie Mac Discount Notes	0.244%	1/28/2016	—	26.6
—	50.0	Freddie Mac Discount Notes	0.233%	1/29/2016	—	50.0
—	43.8	Freddie Mac Discount Notes	0.152%-0.183%	2/5/2016	—	43.8
—	32.0	Freddie Mac Discount Notes	0.132%-0.183%	2/17/2016	—	32.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$36.5	Freddie Mac Discount Notes	0.137%	2/19/2016	$—	$36.5
—	14.0	Freddie Mac Discount Notes	0.167%	2/26/2016	—	14.0
—	75.0	Freddie Mac Discount Notes	0.142%-0.183%	3/4/2016	—	75.0
—	50.0	Freddie Mac Discount Notes	0.142%	3/7/2016	—	50.0
—	27.0	Freddie Mac Discount Notes	0.233%	3/11/2016	—	27.0
—	50.0	Freddie Mac Discount Notes	0.162%	3/18/2016	—	50.0
—	29.0	Freddie Mac Discount Notes	0.437%	4/1/2016	—	29.0
—	2.6	Freddie Mac Discount Notes	0.203%	4/4/2016	—	2.6
—	50.0	Freddie Mac Discount Notes	0.355%	4/26/2016	—	49.9
—	37.1	Freddie Mac Discount Notes	0.381%	5/2/2016	—	37.1
—	50.0	Freddie Mac Discount Notes	0.467%	5/6/2016	—	49.9
—	34.0	Freddie Mac Discount Notes	0.401%	5/9/2016	—	33.9
25.0	—	Freddie Mac Discount Notes	0.559%	7/5/2016	25.0	—
4.7	—	Freddie Mac Discount Notes	0.253%	7/12/2016	4.7	—
50.0	—	Freddie Mac Discount Notes	0.478%	7/13/2016	50.0	—
30.2	—	Freddie Mac Discount Notes	0.437%-0.497%	8/2/2016	30.2	—
25.0	—	Freddie Mac Discount Notes	0.286%	8/16/2016	25.0	—
30.0	—	Freddie Mac Discount Notes	0.345%	9/8/2016	30.0	—
25.1	—	Freddie Mac Discount Notes	0.350%	9/13/2016	25.1	—
26.1	—	Freddie Mac Discount Notes	0.355%	9/26/2016	26.1	—
3.2	—	Freddie Mac Discount Notes	0.406%	10/5/2016	3.2	—
31.9	—	Freddie Mac Discount Notes	0.509%-0.529%	10/19/2016	31.9	—
50.0	—	Freddie Mac Discount Notes	0.437%	11/2/2016	49.9	—
50.0	—	Freddie Mac Discount Notes	0.437%	11/8/2016	49.9	—
25.0	—	Freddie Mac Discount Notes	0.422%	11/10/2016	25.0	—
30.0	—	Freddie Mac Discount Notes	0.437%	11/17/2016	30.0	—
72.1	—	Freddie Mac Discount Notes	0.376%-0.447%	11/18/2016	72.0	—
5.1	—	Freddie Mac Discount Notes	0.437%	11/21/2016	5.1	—
42.1	—	Freddie Mac Discount Notes	0.381%	11/22/2016	42.0	—
22.4	—	Freddie Mac Discount Notes	0.376%	12/5/2016	22.3	—

TOTAL GOVERNMENT AGENCY NOTES (Cost $3,256.6 and $2,667.0)					$3,257.1	$2,666.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—7.8% and 6.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$48.1	United States Treasury Bills	0.162%-0.190%	1/7/2016	$—	$48.1
—	50.0	United States Treasury Bills	0.112%	1/14/2016	—	50.0
—	115.0	United States Treasury Bills	0.127%-0.172%	1/21/2016	—	115.0
—	110.0	United States Treasury Bills	0.224%-0.226%	2/4/2016	—	110.0
—	85.0	United States Treasury Bills	0.178%-0.183%	2/18/2016	—	85.0
—	69.1	United States Treasury Bills	0.164%-0.214%	2/25/2016	—	69.1
—	100.0	United States Treasury Bills	0.142%-0.178%	3/3/2016	—	100.0
—	30.0	United States Treasury Bills	0.160%	3/24/2016	—	30.0
—	50.0	United States Treasury Bills	0.190%	4/14/2016	—	50.0
—	50.0	United States Treasury Bills	0.122%	4/21/2016	—	50.0
—	100.0	United States Treasury Bills	0.412%	5/5/2016	—	99.9
—	50.0	United States Treasury Bills	0.392%	5/26/2016	—	49.9
—	83.0	United States Treasury Bills	0.467%-0.534%	6/23/2016	—	82.8
15.1	—	United States Treasury Bills	0.193%	7/7/2016	15.0	—
36.1	—	United States Treasury Bills	0.327%	7/14/2016	36.1	—
157.0	50.0	United States Treasury Bills	0.162%-0.270%	7/21/2016	157.0	49.9
43.1	—	United States Treasury Bills	0.391%-0.398%	7/28/2016	43.1	—
240.4	—	United States Treasury Bills	0.265%-0.410%	8/4/2016	240.3	—
242.1	—	United States Treasury Bills	0.274%-0.418%	8/11/2016	242.0	—
50.0	50.0	United States Treasury Bills	0.196%	8/18/2016	50.0	49.8
148.0	—	United States Treasury Bills	0.265%-0.468%	8/25/2016	147.9	—
108.1	—	United States Treasury Bills	0.335%-0.458%	9/1/2016	108.0	—
8.1	—	United States Treasury Bills	0.426%	9/8/2016	8.1	—
33.0	—	United States Treasury Bills	0.448%	9/15/2016	33.0	—
66.0	—	United States Treasury Bills	0.312%-0.400%	9/22/2016	66.0	—
50.0	—	United States Treasury Bills	0.327%	10/6/2016	50.0	—
50.0	—	United States Treasury Bills	0.342%	10/13/2016	50.0	—
50.0	—	United States Treasury Bills	0.427%	10/27/2016	50.0	—
50.0	—	United States Treasury Bills	0.390%	11/3/2016	50.0	—
100.0	—	United States Treasury Bills	0.296%-0.432%	11/10/2016	99.9	—
19.1	—	United States Treasury Bills	0.350%	12/1/2016	19.0	—
96.0	—	United States Treasury Bills	0.369%-0.383%	12/8/2016	95.9	—
—	11.0	United States Treasury Notes	0.104%	1/15/2016	—	11.0
—	47.0	United States Treasury Notes	0.226%	2/11/2016	—	47.0
—	19.7	United States Treasury Notes	0.176%-0.223%	2/29/2016	—	19.6
—	50.0	United States Treasury Notes	0.149%-0.168%	3/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.207%	3/31/2016	—	50.0
—	92.0	United States Treasury Notes	0.192%-0.243%	4/15/2016	—	91.9
—	50.0	United States Treasury Notes	0.381%	5/31/2016	—	50.0
—	46.4	United States Treasury Notes	0.433%	6/15/2016	—	46.4
—	35.0	United States Treasury Notes	0.494%	6/30/2016	—	35.0
50.0	50.0	United States Treasury Notes	0.287%	7/15/2016	50.0	50.0
50.0	50.0	United States Treasury Notes	0.367%-0.376%	8/15/2016	50.0	50.0
37.6	—	United States Treasury Notes	0.445%-0.515%	8/31/2016	37.6	—
70.0	—	United States Treasury Notes	0.510%-0.521%	9/15/2016	70.1	—
37.7	—	United States Treasury Notes	0.512%-0.532%	9/30/2016	37.7	—
50.0	—	United States Treasury Notes	0.556%	10/31/2016	50.0	—
50.0	—	United States Treasury Notes	0.591%	11/15/2016	50.1	—
50.0	—	United States Treasury Notes	0.031%-0.544%	11/30/2016	50.0	—
75.0	—	United States Treasury Notes	0.448%-0.497%	12/15/2016	75.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)		Maturity Date	Fair Value at
						June 30, 2016	December 31, 2015
2016	2015
						(Unaudited)
TOTAL UNITED STATES TREASURY SECURITIES (Cost $2,031.2 and $1,540.7)						$2,031.8	$1,540.4

TOTAL OTHER MARKETABLE SECURITIES (Cost $5,287.8 and $4,207.7)						$5,288.9	$4,207.2

TOTAL MARKETABLE SECURITIES (Cost $6,157.9 and $5,067.2)						$6,437.2	$5,231.6

LOAN RECEIVABLE—0.4% and 0.4%
		Borrower
		Charles River Plaza North	6.080%	(8)	4/6/2029	100.6	100.6

TOTAL LOAN RECEIVABLE (Cost $100.0 and $100.0)						100.6	100.6

TOTAL INVESTMENTS (Cost $22,095.3 and $20,627.6)						$26,051.3	$24,151.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The joint venture has not legally been dissolved as of June 30, 2016. The property investment held within the joint venture was sold during the quarter ended December 31, 2012.

(6)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(7)	A partial disposition of assets held by the portfolio was completed on June 27, 2016.

(8)	Represents the fixed interest rate on this investment.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2016 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

ABOUT THE TIAA REAL ESTATE ACCOUNT

The Account was established in February 1995 as an insurance separate account of TIAA and interests in the Account were first offered to eligible participants on October 2, 1995. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities: although the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2016, REIT securities comprised approximately 4.8% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of June 30, 2016, the Account did not hold any foreign real estate investments.

SECOND QUARTER 2016 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic and Capital Markets Overview and Outlook

Recent trends in key U.S. economic indicators and expectations for the remainder of 2016 and 2017 are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product (“GDP”) grew at a 1.2% annual rate in the second quarter of 2016 as compared with 0.8% in the first quarter of 2016. While second quarter growth represented a modest improvement, it was below economists’ expectations. Consumer spending and net exports increased, while business inventories, investment, and government spending declined. Growth is expected to improve over the remainder of 2016, driven primarily by consumer spending, which accounts for over two-thirds of economic activity, as healthy job creation coupled with stable gasoline prices should benefit household budgets during the second half of the year. Stronger residential and business investment and a modest recovery in government spending after several years of declines should also contribute to overall GDP growth.

Economic Indicators*

	2015	4Q 2015	1Q 2016	2Q 2016	Forecast
					3Q 2016	2016	2017
Economy(1)
Gross Domestic Product (GDP)	2.6%	0.9%	0.8%	1.2%	2.3%	1.9%	2.2%
Employment Growth (Thousands)	2,744	846	587	442	490	2,009	1,798
Unemployment Rate	5.3%	5.0%	5.0%	4.9%	4.8%	4.8%	4.6%
Interest Rates(2)
10 Year Treasury	2.1%	2.2%	1.9%	1.8%	1.8%	1.8%	2.3%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, and Moody’s Analytics

*	Data subject to revision

N/A indicates data is not available

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

Notably, Blue Chip economists’ forecasts for the U.S. have not changed materially since “Brexit,” the United Kingdom’s surprise decision to vote to leave the European Union. While the Brexit decision resulted in significant short-term volatility in global financial and currency markets, U.S. equity markets rebounded quickly. Yields on U.S. Treasuries have fallen to record lows and the resulting decline in mortgage interest rates should boost residential investment and trigger a surge of refinancings which will further benefit household budgets. The full effects of Brexit are not yet evident or known, but the direct impacts on the U.S. economy are likely to be relatively limited.

At its July meeting, the Federal Open Market Committee (“FOMC”) elected to keep the federal funds rate at a range of 0.25%-0.50%, which marked the fifth consecutive meeting that such a decision was made. At the start of 2016, three or four 0.25% increases in the federal funds rate were expected during the year, however that expectation has subsequently been reduced to one, or potentially two, 0.25% increases. The FOMC’s July 2016 statement emphasized the gradual nature of any increases and the still accommodative nature of monetary policy. “The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.”

While the U.S. economy is growing at a moderate but self-sustaining pace, recession fears have resurfaced. Potential risks include the maturity of the current economic cycle, the possibility of Brexit-related shocks, continued weakness in the global economy, and the divergent monetary policies of global central banks. While oil prices have stabilized, softer global growth and excess production capacity have the potential to drive down prices once again. Similarly, a return of volatility in the financial markets could weaken business confidence and constrain hiring and capital spending by U.S. companies. In its July statement, the FOMC noted the moderate expansion in the U.S. economy and acknowledged the need to “closely monitor inflation indicators and global economic and financial developments.”

U.S. economic indicators remain healthy despite the uncertainties facing the global economy. Blue Chip economists expect U.S. GDP to grow at a 1.9% rate for all of 2016 and at a 2.2% rate in 2017. GDP growth of 1.9% in 2016 is reflective of modest first half growth, expectations of continued slow growth in the global economy, and the dampening effect of a strong dollar on U.S. manufacturing and export activity. Employment is expected to grow by 2.0 million in 2016 and by 1.8 million in 2017. Employment growth is expected to moderate in 2017 due in large part to shrinking numbers of available skilled workers as the unemployment rate has fallen to 4.9% as of June 2016. However, further tightening of the labor pool should result in wage gains, which combined with moderate oil and gas prices, would support ongoing growth in consumer spending. Further improvement in home sales and housing construction should also generate ancillary economic benefits from increases in construction employment and spending on home furnishings. GDP and employment growth of this magnitude, although relatively modest, would nonetheless provide the foundation necessary for continued strength in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Industry sources such as CB Richard Ellis Econometric Advisors calculate vacancy based on square footage. In keeping with industry standards, the Account’s vacancy data is calculated as a percentage of occupied net rentable space, weighted by total net rentable space in effect at the end of the period.

Commercial real estate markets remained healthy and active during the second quarter of 2016. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicate that tenant demand for space remained steady across all property sectors. Construction has increased from the lows of recent years but remains moderate, and real estate market fundamentals improved modestly during the second quarter. As reported by Real Capital Analytics (“RCA”), sales of office, industrial, retail, multi-family, and other commercial properties totaled $101 billion in the second quarter of 2016, as compared with $117 billion in the second quarter of 2015 and $109 billion in first quarter 2016. RCA attributed the decline in sales volume during the quarter and the first half of the year to a lack of portfolio sales and a regression in sales transactions following particularly strong activity in 2015. Volatility in financial markets coupled with investor caution prior to the Brexit vote were additional contributing factors.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 1.9% during the second quarter of 2016 following a 0.6% increase in the first quarter of 2016. In its July 2016 report, Green Street Advisors noted that “Although price appreciation has slowed from the pace of prior years, values have risen 2.5% so far this year.” The growth in the CPPI during the first half of the year is notable given that at the start of the year, Green Street forecast that commercial property prices could be as much as 10% lower by the end of 2016 based on its reading of REIT and bond market indicators. These signals included REIT share prices which were trading below net asset values and a spike in corporate and junk bond yields during the financial markets volatility of the first quarter. However, Green Street noted caveats to its forecast including underlying strength in real estate fundamentals, conservative debt levels, and that weakness in the energy sector had inflated junk bond yields. Since then, corporate and junk bond yields have tightened significantly and REIT share prices are trading closer to net asset values, both of which diminish the potential implications of these measures. While Green Street Advisor’s forecast has not materialized, the volatility in global financial markets and the fragility of the global economy suggest that a cautious approach is nonetheless warranted.

The NAREIT All Equity REIT index registered a 7.4% gain during the second quarter of 2016 following a 5.8% gain in the first quarter of 2016. For the first half of the year, the NAREIT All Equity REIT index returned 13.7% as compared with a 3.6% gain for the S&P 500. While REITs have historically exhibited higher return volatility than privately owned commercial real estate, NAREIT All Equity returns have been positive over the most recent three, five, seven and ten year periods. With the rebound in share prices, Green Street Advisors concluded in its June 1, 2016 Real Estate Securities Monthly report that REIT share prices on average were in the upper end of its “pricey” range based on a comparison of expected returns to fixed-income alternatives and the S&P 500.

In the second quarter of 2016, NCREIF Property Index commercial property returns were positive for the 26th consecutive quarter. For the quarter ending June 30, 2016, NCREIF Fund Index Open-End Diversified Core Equity (“NFI- ODCE”) Equal Weight total return, net of fees, was 1.97%, compared to a total return in the first quarter of 2.22%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of June 30, 2016 are provided below. These markets represent 51.1% of the Account’s total real estate portfolio. As also shown below, the market value weighted occupancy of properties in the Los Angeles metropolitan area averaged 85.3% which is due to high vacancy in the Account’s largest office property in that market. However, lease negotiations are underway with a potential large tenant, which will raise the weighted average occupancy of the Account’s properties in the Los Angeles metropolitan area. The market value weighted occupancy in the Washington, DC metropolitan area is relatively low due to the effects of weak federal government spending on the local real estate market.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio**	Metro Area Fair Market Value as a % of Total Investments

New York-Jersey City-White Plains, NY-NJ	92.2%	13	13.5%	10.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	87.2%	14	13.2%	9.8%
Los Angeles-Long Beach-Glendale, CA	85.3%	13	10.5%	7.8%
Boston, MA	93.9%	5	7.6%	5.6%
Seattle-Bellevue-Everett, WA	86.1%	6	6.3%	4.7%

*

Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

**	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office

According to CBRE-EA, the national office vacancy rate declined slightly to 13.0% in the second quarter of 2016 as compared to 13.1% in the first quarter of 2016. Office fundamentals continue to benefit from steady employment growth and modest construction.

The vacancy rate for the Account’s office portfolio increased to 12.6% in the second quarter of 2016 from 11.8% in the first quarter of 2016. The increase in the Account’s office vacancy rate was primarily due to the acquisition of a building which is currently under construction but fully leased to a large pharmaceutical company; however, the company will not take occupancy until the latter half of 2016. Excluding this property, the vacancy rate of the Account’s office portfolio was 11.1%. In the Account’s top office markets, average vacancy rates declined in the Account’s properties in the Washington DC, New York and Seattle metropolitan areas and remained low in the San Francisco metropolitan area. The vacancy rate of the Account’s properties in Boston increased modestly but remained below the market average. In Washington, DC, the Account’s top office market, the average vacancy rate of the Account’s properties declined to 13.2% from 14.7% in the previous quarter but leasing activity remains slow as a result of ongoing weak demand from federal government agencies and law firms. In Seattle, the average vacancy rate of the Account’s properties declined to 13.4% from 16.8% in the prior quarter. Marketing of the remaining space in a recently acquired building adjacent to Amazon’s main campus is ongoing and continues to have a favorable impact on movement in the vacancy rate.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q2	2016 Q1	2016 Q2	2016 Q1

Account / Nation			12.6%	11.8%	13.0%	13.1%

Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,507.7	5.8%	13.2%	14.7%	15.7%	16.0%
Boston, MA	1,423.7	5.5%	7.6%	6.9%	10.0%	9.9%
San Francisco-Redwood City-South San Francisco, CA	1,021.7	3.9%	3.3%	2.1%	6.2%	6.3%
New York-Jersey City-White Plains, NY-NJ	1,000.8	3.8%	5.9%	8.0%	9.3%	9.3%
Seattle-Bellevue-Everett, WA	956.8	3.7%	13.4%	16.8%	8.9%	9.3%

*	Source: CBRE - EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.

Historically, the financial services sector has been a significant source of office space demand. While new industry regulations in the wake of the previous recession have slowed companies’ appetite for new space, the financial services sector added 51,000 jobs in the second quarter of 2016 as compared with 39,000 jobs in the first quarter. Professional and business services have also been a significant source of demand. Job gains in the sector increased to 113,000 in the second quarter of 2016 as compared with 64,000 in the first quarter. Within the professional and business services sector, growth in technology-related industries has been strongest while hiring in legal services has been flat. In addition, many law firms are reducing their space needs by eliminating conference rooms and libraries, a law industry trend which is likely to persist through 2016. Demand from traditional office users has been supplemented by robust demand from technology, media and entertainment companies in markets such as San Francisco, Seattle, Los Angeles, and New York; however, demand from these industries has moderated since many of these companies have recently satisfied their current space needs. In Houston, leasing has come to a standstill as recent declines in the price of oil have significantly reduced space demand from energy-related industries. The recent stabilization of oil prices is a positive development but a sustained recovery in prices is needed for the office market to recover fully. Similarly, the Washington DC office market remains weak as the private sector waits for a strengthening in federal government spending and the results of the upcoming presidential election before committing to new or additional space. Despite these headwinds, U.S. office market conditions on the whole remained healthy during the second quarter of 2016. Moderate demand coupled with minimal construction bodes well for office market conditions in most major metropolitan areas for the remainder of 2016.

Industrial

Industrial market conditions are influenced to a large degree by growth in GDP, industrial production and international trade flows. Despite some moderation in trade flows and weakness in industrial production, U.S. industrial market conditions remained healthy due to the ongoing growth of the U.S. economy. During the second quarter of 2016, the national industrial availability rate fell to 8.7% as compared to 8.9% in the first quarter. The national industrial availability rate has declined steadily from a high of 14.4% in 2010. Improvement in market conditions came despite weakness in exports and manufacturing activity driven by the appreciation of the dollar. However, the decline in exports was largely offset by growth in imports which are a key driver of warehouse demand. Industrial production also remained weak in the second quarter due in part to reduced oil and gas drilling and well maintenance. Despite the weakness in selected fundamental indicators, industrial market conditions remained strong across the country, particularly in major port markets.

The vacancy rate for the Account’s industrial property portfolio averaged 9.4% in the second quarter of 2016 compared with 9.2% in the first quarter of 2016. As shown in the following table, the average vacancy rate of the Account’s properties in three of its top five markets remained below their respective market averages. The vacancy rate in New York was elevated due to the move-out of a very large tenant from one of the Account’s properties. Management was aware that the tenant had planned to vacate its space and has actively marketed the space to a number of prospective tenants which are considering leasing the entire building. Excluding this property, the average vacancy rate of the Account’s industrial property portfolio was 7.5%.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q2	2016 Q1	2016 Q2	2016 Q1

Account / Nation			9.4%	9.2%	8.7%	8.9%

Riverside-San Bernardino-Ontario, CA	$897.8	3.4%	3.9%	6.6%	7.2%	7.1%
Los Angeles-Long Beach-Glendale, CA	294.8	1.1%	5.1%	6.6%	3.6%	3.9%
Dallas-Plano-Irving, TX	250.7	1.0%	3.8%	3.8%	8.7%	9.4%
Tacoma-Lakewood, WA	246.7	0.9%	1.4%	1.4%	5.3%	5.9%
New York-Jersey City-White Plains, NY-NJ	218.8	0.8%	36.1%	36.1%	8.5%	8.8%

*	Source: CBRE-EA.

Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.

Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic and socio-economic forces including job growth, household formations, and changes in the U.S. homeownership rate. U.S. apartment markets remained tight despite continued elevated construction. The national vacancy rate averaged 4.4% in the second quarter of 2016 as compared with 4.7% in the first quarter of 2016. Demand remained strong in metro areas with sizeable technology sectors like San Francisco and San Jose and fast growing metros in the South and Southeast like Dallas, Phoenix, and Fort Lauderdale. While rent growth remained positive, it has started to moderate as new projects are delivered and compete with existing complexes. Multi-family permit issuance, an indicator of future supply, has started to decline, but construction is not expected to peak until 2017. While apartment demand remains healthy due to favorable demographic trends and steady job growth, more modest improvements in market conditions and rent growth are expected in the latter half of 2016.

The vacancy rate of the Account’s multi-family portfolio averaged of 8.5% in the second quarter of 2016 as compared with 8.2% in the first quarter of 2016. The Account’s vacancy rate is typically higher than both the national average and metro market averages in large part because management, like many other large apartment owners, utilizes revenue optimization software to maximize rental income and therefore must maintain a sufficient stock of available units for anticipated demand at peak leasing seasons. As shown in the following table, the average vacancy rate of the Account’s properties declined in two of its top five markets and increased in the remaining three markets. In Washington DC, the average vacancy rate of the Account’s properties increased to 9.2% from 7.3% previously due in large part a large number of leases expiring at one of the Account’s newer properties and attractive leasing concessions being offered by competing properties. In Los Angeles, the average vacancy rate of the Account’s properties averaged 9.1% due in part to ongoing renovation programs at several properties which are nearing completion. The average vacancy rate of the Account’s properties in Ft. Lauderdale increased to 11.8% due to in part to seasonal variations in leasing.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*

Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q2	2016 Q1	2016 Q2	2016 Q1

Account / Nation			8.5%	8.2%	4.4%	4.7%

New York-Jersey City-White Plains, NY-NJ	$906.7	3.5%	4.8%	6.5%	3.1%	3.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	826.3	3.2%	9.2%	7.3%	4.3%	5.0%
Los Angeles-Long Beach-Glendale, CA	535.3	2.1%	9.1%	9.4%	4.1%	3.7%
Denver-Aurora-Lakewood, CO	309.2	1.2%	6.7%	5.7%	5.0%	5.4%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	299.8	1.2%	11.8%	10.8%	4.6%	4.2%

*	Source: CBRE-EA.

Market vacancy is the percentage of units vacant. The Account’s vacancy is the square foot-weighted percentage of unleased units.

Retail

Retail sales are driven by a variety of economic, demographic and socio-economic factors including job and wage growth, population growth, and household savings rates. Retail sales growth remained modest in the second quarter of 2016. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts in the second quarter of 2016 increased 1.7% compared to first quarter 2016 and 3.0% compared to second quarter 2015 sales. Consequently, retail markets showed modest improvement in the second quarter with availability rates in neighborhood and community centers averaging 10.9% as compared 11.0% in the first quarter. The vacancy rate for the Account’s retail portfolio remained low, averaging 3.5% during the second quarter as compared with 6.1% in the first quarter. The vacancy rate of the Account’s retail portfolio remained below the national average due to the overall high quality of the retail portfolio as the vacancy rate for the large majority of the Account’s properties is less than 10%, and with vacancy rates from many properties at or below 5%. For example, regional malls, which generally have lower vacancy rates nationwide, account for approximately one-third of the Account’s square footage and have an average vacancy rate of 0.9%. With minimal vacancy, management intends to drive income growth and value in the Account’s retail portfolio by selective renovations, replacing underperforming tenants, and other proactive activities.

Outlook

Commercial real estate fundamentals remained healthy during the second quarter of 2016 due to ongoing employment growth, modest construction, and low interest rates. While recent financial markets volatility and concern prior to the Brexit vote gave some investors pause, competition for top properties remained intense as commercial real estate returns remain attractive. Market conditions remain strongest in metro areas with sizeable technology, medical and biotechnology sectors, but demand has begun to soften in San Francisco and San Jose. Companies in energy-related markets are still evaluating the impact of sharp declines in oil prices in early-2016 which caused many to curtail spending and increase layoffs. Conditions also remain weak in metro areas with sizeable U.S. government and defense sectors and are likely to remain so until spending in those sectors grows stronger. While the U.S. economic outlook differs by region, prospects for the U.S. economy as a whole are supportive of further strength in commercial real estate fundamentals. The global economic outlook is less clear given indications of slowing economic growth and the anticipated effects of Britain’s decision to leave the European Union. Financial markets have demonstrated significant volatility thus far in 2016, and additional volatility may slow hiring and spending by U.S. corporations. Nonetheless, the U.S. economy appears well positioned for modest growth even if the global economy were to slow further. Real estate market conditions should remain healthy for the remainder of 2016 if U.S. economic conditions fall in-line with economists’ forecasts.

Consistent with the Account’s investment strategy, the Account completed two acquisitions in the second quarter of 2016, including the purchase of an office property in Boston and a 20% interest in a life science office building in a multi-building life science campus in San Diego which is currently under construction and fully leased on a long term basis. The Account also entered into a joint venture agreement to acquire a 45% interest in the existing adjacent life science office building that is leased to prominent life science and related companies. The Account may also have the opportunity to invest in a third building that can potentially be built in the park at a future date. The aforementioned investments are consistent with the Account’s strategy of investing in high quality properties in target office markets and in diversifying its office investments to include the growing life science industry.

There was one disposition in the second quarter of 2016. The property was a small 43 year old Class C industrial building in a top West Coast market that was part of a larger industrial portfolio owned by the Account. The disposition was consistent with Management’s goal of maintaining a high quality property portfolio by periodically selling lesser quality properties that will ultimately need significant capital investment.

Management continued to maintain the Account’s income returns through diligent property management and leasing in combination with expense management. As of the second quarter of 2016, the Account’s holdings were 91.3% leased as compared with 91.2% as of the first quarter of 2016. For the second quarter of 2016, the Account generated a 1.28% total return. The Account’s real estate assets generated a leveraged 1.56% total return. The real estate asset returns for the second quarter of 2016 were the 25th consecutive quarter of positive income and capital returns.

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

A portion of the Account’s liquid assets is invested in publicly traded REITs, which provides incremental exposure to U.S. commercial real estate, an attractive dividend yield, and a high degree of liquidity. The Account’s $1.1 billion portfolio consists of REIT stocks that closely replicate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. By effectively replicating the index, the Account portfolio avoids the risks associated with concentrated investments in any particular company or sector. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added short-term volatility as compared to direct investments in commercial real estate property. The Account’s REIT investments, inclusive of dividends, generated a return of 7.3% during the second quarter of 2016, consistent with the 7.4% return in the NAREIT All Equity REIT index during the quarter.

Based on the economic and real estate market outlook for the remainder of 2016, management will maintain its focus on selected property types in target markets with an emphasis on high quality properties in prime urban locations and dense suburban locations where there is limited available land for additional development. These may include properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phase, and on a limited basis, properties that are ground up development projects in selected markets with limited acquisition opportunities. This investment strategy will provide greater opportunity to gain access to properties in prime locations in major metropolitan areas which have exceptional long term prospects and which management expects will lease at a steady pace given local market conditions. Management is also considering select opportunities to invest in the U.S. student housing sector. Management will also evaluate opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage-backed securities. Given initial cash-on-cash returns for new acquisitions, management will evaluate prospective acquisitions based on short- and long-term growth potential, purchase price relative to replacement cost, and portfolio diversification benefits. Emphasis will be given to institutional quality properties with strong occupancy histories and favorable tenant rollover schedules. Management believes that a disciplined investment strategy coupled with further strengthening of the U.S. economy and ongoing strength in U.S. real estate market conditions will position the Account for favorable long-term performance.

Investments as of June 30, 2016

As of June 30, 2016, the Account had total net assets of $23.7 billion, a 5.9% increase from December 31, 2015. The increase in the Account’s net assets from December 31, 2015 to June 30, 2016 was primarily driven by participant transactions and appreciation in value of the Account’s investments.

As of June 30, 2016, the Account owned a total of 125 real estate investments (105 of which were wholly owned, 20 of which were held in joint ventures). The real estate portfolio included 37 office investments (including nine held in joint ventures), 32 industrial investments (including one held in a joint venture), 34 apartment investments (including one held in a joint venture), 20 retail investments (including eight held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 30 are subject to debt (including 10 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of June 30, 2016 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.6 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2016 was $3.9 billion, which represented a loan to value ratio of 14.0%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 4.2% of total real estate investments and 3.1% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following tables reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at June 30, 2016.

Diversification by Fair Value(1)

	East	West	South	Midwest	Total
Office	22.0%	16.9%	6.1%	0.3%	45.3%
Apartment	9.2%	8.5%	4.2%	—	21.9%
Retail	3.6%	3.5%	7.9%	0.3%	15.3%
Industrial	1.5%	8.0%	4.0%	0.9%	14.4%
Other(2)	2.6%	0.3%	0.1%	0.1%	3.1%

Total	38.9%	37.2%	22.3%	1.6%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV

Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY

Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX

Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments

Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$808.1	(2)	4.2%	3.1%
The Florida Mall	Orlando	FL	Retail	731.5	(3)	3.8%	2.8%
Fourth and Madison	Seattle	WA	Office	527.0	(4)	2.7%	2.0%
Colorado Center	Santa Monica	CA	Office	519.6	(5)	2.7%	2.0%
DDR	Various	USA	Retail	511.7	(6)	2.6%	2.0%
99 High Street	Boston	MA	Office	511.0		2.6%	2.0%
501 Boylston Street	Boston	MA	Office	468.6	(7)	2.4%	1.8%
425 Park Avenue	New York	NY	Ground Lease	450.0		2.3%	1.7%
Ontario Industrial Portfolio	Ontario	CA	Industrial	433.9		2.2%	1.7%
780 Third Avenue	New York	NY	Office	415.5	(8)	2.1%	1.6%

(1)

Fair Value as reported in the June 30, 2016 Consolidated Schedules of Investments. Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $472.7 million.

(3)

The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of June 30, 2016, the Account’s proportional share of the debt had a fair value of $184.5 million.

(4)	Fourth and Madison is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $323.3 million.

(5)	Colorado Center is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(6)

DDR Joint Venture, in which the Account holds an 85% interest, consists of 25 retail properties located in 11 states and is presented net of debt. As of June 30, 2016, the Account’s proportional share of the debt had a fair value of $678.4 million.

(7)	501 Boylston Street is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $250.6 million.

(8)	780 Third Avenue is presented gross of debt. The value of the Account’s interest less the fair value of leverage is $245.4 million.

At June 30, 2016, the Account held 74.3% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 12.5% of total investments, U.S. Treasury securities representing 7.8% of total investments, real estate-related equity securities representing

4.4% of total investments, real estate limited partnerships representing 0.6% of total investments and a loan receivable representing 0.4% of total investments.

Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Performance

The Account’s total return was 3.19% for the six months ended June 30, 2016 as compared to 4.35% for the six months ended June 30, 2015. The Account’s annualized total returns over the past one, three, five, and ten year periods ended June 30, 2016 were 6.96%, 9.55%, 9.67%, and 3.74%, respectively. As of June 30, 2016, the Account’s annualized total return since inception was 6.51%.

Net Investment Income

The following table shows the results of operations for the six months ended June 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$498.5	$440.3	$58.2	13.2%

Real estate property level expenses:
Operating expenses	108.7	102.0	6.7	6.6%
Real estate taxes	76.5	70.7	5.8	8.2%
Interest expense	40.9	44.8	(3.9)	(8.7)%

Total real estate property level expenses	226.1	217.5	8.6	4.0%

Real estate income, net	272.4	222.8	49.6	22.3%
Income from real estate joint ventures and limited partnerships	78.3	68.2	10.1	14.8%
Interest	11.5	3.3	8.2	N/M
Dividends	10.7	22.2	(11.5)	(51.8)%

TOTAL INVESTMENT INCOME	372.9	316.5	56.4	17.8%

Expenses:
Investment management charges	34.2	33.8	0.4	1.2%
Administrative charges	31.4	26.6	4.8	18.0%
Distribution charges	14.1	10.9	3.2	29.4%
Mortality and expense risk charges	0.6	0.5	0.1	20.0%
Liquidity guarantee charges	17.9	15.3	2.6	17.0%

TOTAL EXPENSES	98.2	87.1	11.1	12.7%

INVESTMENT INCOME, NET	$274.7	$229.4	$45.3	19.7%

N/M—Not meaningful

Rental Income:

Rental income increased $58.2 million, or 13.2%, primarily due to net real estate acquisitions coupled with higher rental rates and reduced leasing incentives in the apartment and office sectors.

Operating Expenses:

Operating expenses increased $6.7 million, or 6.6%, primarily due to net real estate acquisitions and increases in various expenses across the apartment and office sectors in the Eastern region.

Real Estate Taxes:

Real estate taxes increased $5.8 million, or 8.2%, primarily due to net real estate acquisitions coupled with higher property tax assessments resulting from increases in value across the real estate portfolio, primarily in the office sector.

Interest Expense:

Interest expense decreased $3.9 million, or 8.7%, due to a lower average outstanding principal on mortgage loans payable in the six months ended June 30, 2016, as compared to the same period in 2015.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $10.1 million, or 14.8%, as a result of net acquisitions coupled with increased occupancy, rising rents and reduced rent concessions among the Account’s joint venture retail properties.

Interest and Dividend Income:

Interest income increased $8.2 million when compared to the same period in 2015 due to interest income earned on the loan receivable coupled with higher income on marketable securities, which increased proportionately with the Account’s holdings. Dividend income decreased proportionately with the Account’s decreased holdings of real estate related marketable securities.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.35% for the six month periods ended June 30, 2016 and 2015. Costs increased period over period, however, average net assets increased at a comparable velocity. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2016, for the twelve month period ending April 30, 2017, and are charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	$10.1	$216.9	$(206.8)	(95.3)%
Real estate joint ventures and limited partnerships	0.2	152.7	(152.5)	(99.9)%
Marketable securities	18.5	41.6	(23.1)	(55.5)%

Total realized gain on investments:	28.8	411.2	(382.4)	(93.0)%

Net change in unrealized appreciation (depreciation) on:
Real estate properties	205.3	241.2	(35.9)	(14.9)%
Real estate joint ventures and limited partnerships	128.0	157.0	(29.0)	(18.5)%
Marketable securities	110.2	(161.8)	272.0	168.1%
Mortgage loans payable	(25.7)	(7.9)	(17.8)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	417.8	228.5	189.3	82.8%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$446.6	$639.7	$(193.1)	(30.2)%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains in the Account are primarily due to the sale of wholly owned real estate properties. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Wholly owned real estate investments experienced net realized and unrealized gains of $215.4 million during the first six months of 2016 compared to $458.1 million during the comparable period of 2015. While the rate of appreciation has slowed, it has continued as a result of improved occupancy and market rents.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $128.2 million during the first six months of 2016, compared to $309.7 million during the comparable period of 2015. The gains were largely attributed to increased appreciation in the southern retail sector, especially among the Account’s larger retail joint venture investments.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized gains of $128.7 million during the first six months of 2016 compared to net losses of $120.2 million during the comparable period of 2015. The markets for REITs in the U.S. increased 13.7% as measured by the FTSE NAREIT All Equity REITs Index during the six month period ended June 30, 2016, compared to a decrease of 5.4% in the same period of 2015. Appreciation on the real estate related equity securities moved in line with the market movements.

Additionally, the Account held $5.3 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $25.7 million during the first six months of 2016 compared to unrealized losses of $7.9 million during the comparable period of 2015. Valuation adjustments to mortgage loans are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Performance

The Account’s total return was 1.28% for the three months ended June 30, 2016 as compared to 1.33% for the three months ended June 30, 2015.

Net Investment Income

The following table shows the results of operations for the three months ended June 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$252.6	$223.3	$29.3	13.1%

Real estate property level expenses:
Operating expenses	51.1	50.9	0.2	0.4%
Real estate taxes	38.4	35.4	3.0	8.5%
Interest expense	23.5	21.5	2.0	9.3%

Total real estate property level expenses	113.0	107.8	5.2	4.8%

Real estate income, net	139.6	115.5	24.1	20.9%
Income from real estate joint ventures and limited partnerships	50.5	36.5	14.0	38.4%
Interest	6.5	1.9	4.6	N/M
Dividends	7.5	13.2	(5.7)	(43.2)%

TOTAL INVESTMENT INCOME	204.1	167.1	37.0	22.1%

Expenses:
Investment management charges	19.8	13.8	6.0	43.5%
Administrative charges	14.1	13.7	0.4	2.9%
Distribution charges	7.4	5.6	1.8	32.1%
Mortality and expense risk charges	0.3	0.3	—	—
Liquidity guarantee charges	9.5	7.8	1.7	21.8%

TOTAL EXPENSES	51.1	41.2	9.9	24.0%

INVESTMENT INCOME, NET	$153.0	$125.9	$27.1	21.5%

N/M—Not meaningful

Rental Income:

Rental income increased $29.3 million, or 13.1%, primarily due to net real estate acquisitions in addition to higher rental rates in the apartment and office sectors.

Operating Expenses:

Operating expenses increased $0.2 million, or 0.4%, when compared to the second quarter of 2015, primarily due to net real estate acquisitions.

Real Estate Taxes:

Real estate taxes increased $3.0 million, or 8.5%, primarily due to net real estate acquisitions.

Interest Expense:

Interest expense increased $2.0 million, or 9.3%, due to higher outstanding principal on mortgage loans payable in the second quarter of 2016, as compared to the same period in 2015.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $14.0 million, or 38.4%, as a result of net acquisitions coupled with a favorable leasing environment for retail properties, leading to higher rents and reduced rent concessions.

Interest and Dividend Income:

Interest income increased $4.6 million when compared to the same period in 2015 due to interest income earned on the loan receivable, which was acquired after June 30, 2015, coupled with higher income on marketable securities which increased proportionately with the Account’s holdings.. Dividend income decreased proportionately with the Account’s decreased holdings of real estate related marketable securities.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges increased slightly to 0.18% for the second quarter of 2016 from 0.16% when compared to the same period of 2015. These costs are charged for managing the Account and have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges was established effective May 1, 2016, for the twelve month period ending April 30, 2017, and is charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The table below shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$1.8	$—	$1.8	N/M
Real estate joint ventures and limited partnerships	0.2	(16.8)	17.0	101.2%
Marketable securities	4.5	14.2	(9.7)	(68.3)%

Total realized gain (loss) on investments:	6.5	(2.6)	9.1	N/M

Net change in unrealized appreciation (depreciation) on:
Real estate properties	113.0	285.7	(172.7)	(60.4)%
Real estate joint ventures and limited partnerships	(17.8)	52.1	(69.9)	(134.2)%
Marketable securities	66.9	(196.7)	263.6	134.0%
Mortgage loans payable	(24.1)	10.8	(34.9)	N/M

Net change in unrealized appreciation on investments and mortgage loans payable	138.0	151.9	(13.9)	(9.2)%

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$144.5	$149.3	$(4.8)	(3.2)%

N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains in the Account are primarily due to the sale of wholly owned real estate properties. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Wholly owned real estate investments experienced net realized and unrealized gains of $114.8 million during the second quarter of 2016 compared to $285.7 million during the comparable period of 2015. While the rate of appreciation has slowed, appreciation has continued as a result of improved occupancy and market rents primarily in the office and industrial sectors.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized losses of $17.6 million during the second quarter of 2016, compared to gains of $35.3 million during the comparable period of 2015. The current quarter’s losses were primarily driven by depreciation on one large office property in the Houston market.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized gains of $71.4 million during the second quarter of 2016 compared to net realized and unrealized losses of $182.5 million during the comparable period of 2015. During the second quarter of 2016, the markets for REITs in the U.S. increased 7.4% as measured by the FTSE NAREIT All Equity REITs Index, compared to a decrease of 9.1% in the second quarter of 2015. Appreciation on the real estate related equity securities moved in line with the market movements.

Additionally, the Account held $5.3 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $24.1 million during the second quarter of 2016 compared to unrealized gains of $10.8 million during the comparable period of 2015. Valuation adjustments to mortgage loans are highly dependent upon interest rates, investment return demands, and the performance of the underlying real estate investment.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $5.3 billion and $4.2 billion (22.4% and 18.9% of the Account’s net assets at such dates, respectively).

Participant Flows: Six months ended June 30, 2016 compared to six months ended June 30, 2015

During the six months ended June 30, 2016, the Account received $1.6 billion in premiums from participants offset by participant outflows of $1.0 billion in annuity payments and withdrawals and death benefits. During the six months ended June 30, 2015, the Account received $1.4 billion in premiums from participants offset by participant outflows of $1.0 billion in annuity payments and withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $274.7 million for the six months ended June 30, 2016, as compared to $229.4 million for the comparable period of 2015. The increase in total net investment income is described more fully in the Results of Operations section.

As of June 30, 2016, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 27.2% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2016, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of June 30, 2016, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 14.0%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of June 30, 2016, $34.3 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the second quarter of 2016. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.

Purchases

Fort Point Creative Exchange Portfolio—Boston, MA

On April 8, 2016, the Account purchased a 100% fee simple interest in a portfolio of office properties located in Boston, Massachusetts for $220.4 million. The portfolio consists of six properties, totaling 408,342 square feet, which includes 20,553 square feet of retail space. At the time of purchase, the property was 96.6% leased.

Campus Pointe 2—San Diego, CA

On June 29, 2016, the Account purchased a 20% interest in a joint venture investment which holds an office property located in San Diego, California, for $31.3 million (the Account’s share). The 305,006 square foot building is currently under-going construction and will be 100% leased upon completion.

Sales

Northern CA RA Industrial Portfolio: Corsair Boulevard—Hayward, CA

On June 27, 2016, the Account sold an industrial property held within its Northern CA RA Industrial Portfolio located in Hayward, California for a net sales price of $4.5 million, resulting in a realized gain from the sale of $1.8 million, the majority of which has been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $2.7 million.

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

Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership. Such limited partnerships are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Since market quotations are not readily available, the limited partnership interests are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint venture, limited partnerships and loan receivable, which, as of June 30, 2016, represented 75.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of June 30, 2016, 24.7% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

As of June 30, 2016, approximately $2.3 billion of the Account’s consolidated borrowings bore interest at fixed interest rates ranging from 2.88% to 5.60%. None of the borrowings were subject to variable interest rates. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of debt obligations outstanding at June 30, 2016 (in millions):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$34.3	$50.8	$13.8	$107.4	$156.2	$1,964.3	$2,326.8	$2,383.2

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2016. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2016.

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
**(101)

The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 5th day of August, 2016.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 5, 2016	By:	/s/ Robert G. Leary

Robert G. Leary Executive Vice President, Chief Executive Officer, TIAA Global Asset Management (Principal Executive Officer)

August 5, 2016	By:	/s/ Virginia M. Wilson

Virginia M. Wilson Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial Officer)