Form 10-Q
period 2016-09-30
TIAA REAL ESTATE ACCOUNT
filed 2016-11-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
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
TIAA REAL ESTATE ACCOUNT
September 30, 2016

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30, 2016		December 31, 2015
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,649.3 and $12,289.0)	$15,208.7		$14,606.2
Real estate joint ventures and limited partnerships (cost: $4,295.0 and $3,171.4)	5,448.9		4,213.2
Marketable securities:
Real estate related (cost: $876.7 and $859.5)	1,128.1	(1)	1,024.4
Other (cost: $4,411.5 and $4,207.7)	4,412.5		4,207.2
Loans receivable (cost: $169.0 and $100.0)	169.7		100.6
Total investments (cost: $22,401.5 and $20,627.6)	26,367.9		24,151.6
Cash and cash equivalents	29.2		11.9
Due from investment manager	10.6		5.7
Other	351.6	(2)	230.2
TOTAL ASSETS	26,759.3		24,399.4
LIABILITIES
Mortgage loans payable, at fair value—Note 5 (principal outstanding: $2,292.5 and $1,763.7)	2,378.1		1,794.4
Accrued real estate property expenses	206.0		191.5
Payable for collateral for securities loaned	110.8		—
Other	52.9		53.5
TOTAL LIABILITIES	2,747.8		2,039.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,521.0		21,898.6
Annuity Fund	490.5		461.4
TOTAL NET ASSETS	$24,011.5		$22,360.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	62.4		60.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$376.906		$362.773
(1) Includes securities loaned of $108.6 million.
(2) Includes cash collateral for securities loaned of $110.8 million.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Real estate income, net:
Rental income	$257.4	$236.1	$755.9	$676.4
Real estate property level expenses and taxes:
Operating expenses	54.8	52.5	163.5	154.5
Real estate taxes	40.4	36.7	116.9	107.4
Interest expense	22.4	18.8	63.3	63.6
Total real estate property level expenses and taxes	117.6	108.0	343.7	325.5
Real estate income, net	139.8	128.1	412.2	350.9
Income from real estate joint ventures and limited partnerships	33.5	36.2	111.8	104.4
Interest	6.3	3.1	17.8	6.4
Dividends	9.2	13.0	19.9	35.2
TOTAL INVESTMENT INCOME	188.8	180.4	561.7	496.9
Expenses:
Investment management charges	17.6	17.6	51.8	51.4
Administrative charges	17.0	13.1	48.4	39.7
Distribution charges	7.2	6.1	21.3	17.0
Mortality and expense risk charges	0.3	0.3	0.9	0.8
Liquidity guarantee charges	10.2	8.1	28.1	23.4
TOTAL EXPENSES	52.3	45.2	150.5	132.3
INVESTMENT INCOME, NET	136.5	135.2	411.2	364.6
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	16.4	—	26.5	216.9
Real estate joint ventures and limited partnerships	0.2	(0.2)	0.4	152.5
Marketable securities	3.1	4.5	21.6	46.1
Net realized gain on investments	19.7	4.3	48.5	415.5
Net change in unrealized appreciation (depreciation) on:
Real estate properties	36.9	166.5	242.2	407.7
Real estate joint ventures and limited partnerships	24.3	105.7	152.3	262.7
Marketable securities	(26.0)	(0.8)	84.2	(162.6)
Loans receivable	0.1	0.1	0.1	0.1
Mortgage loans payable	(29.1)	11.4	(54.8)	3.5
Net change in unrealized appreciation on investments and mortgage loans payable	6.2	282.9	424.0	511.4
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	25.9	287.2	472.5	926.9
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$162.4	$422.4	$883.7	$1,291.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
FROM OPERATIONS
Investment income, net	$136.5	$135.2	$411.2	$364.6
Net realized gain on investments	19.7	4.3	48.5	415.5
Net change in unrealized appreciation on investments and mortgage loans payable	6.2	282.9	424.0	511.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	162.4	422.4	883.7	1,291.5
FROM PARTICIPANT TRANSACTIONS
Premiums	757.8	712.7	2,349.2	2,067.4
Annuity payments	(10.3)	(9.3)	(30.3)	(26.9)
Withdrawals and death benefits	(576.6)	(527.2)	(1,551.1)	(1,466.5)
NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	170.9	176.2	767.8	574.0
NET INCREASE IN NET ASSETS	333.3	598.6	1,651.5	1,865.5
NET ASSETS
Beginning of period	23,678.2	21,095.9	22,360.0	19,829.0
End of period	$24,011.5	$21,694.5	$24,011.5	$21,694.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$883.7	$1,291.5
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(48.5)	(415.5)
Net change in unrealized appreciation on investments and mortgage loans payable	(424.0)	(511.4)
Purchase of real estate properties	(378.0)	(946.4)
Capital improvements on real estate properties	(125.2)	(114.9)
Proceeds from sale of real estate properties	152.9	421.4
Purchases of long term investments	(1,134.0)	(367.1)
Proceeds from long term investments	51.6	549.6
Increase in loans receivable	(69.0)	(100.0)
Increase in other investments	(203.8)	(61.9)
Change in due from investment manager	(4.9)	(4.2)
Increase in other assets	(121.4)	(32.4)
Increase in other liabilities	141.3	25.1
NET CASH USED IN OPERATING ACTIVITIES	(1,279.3)	(266.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	563.5	—
Payments of mortgage loans	(34.7)	(338.6)
Premiums	2,349.2	2,067.4
Annuity payments	(30.3)	(26.9)
Withdrawals and death benefits	(1,551.1)	(1,466.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,296.6	235.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17.3	(30.8)
CASH AND CASH EQUIVALENTS
Beginning of period	11.9	36.5
End of period	$29.2	$5.7
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$61.6	$64.8
Loan assignment as part of a real estate disposition	$—	$200.0
Conversion of note receivable	$—	$100.6

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

The investment objective of the Account is to seek favorable long-term returns primarily through rental income and capital appreciation from real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly owned by TIAA for the benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).

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

Loans Receivable—The Account has ownership interest in loans receivable. Interest income from the loans receivable is recognized using the effective interest method over the expected life of the loan.

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

Income from Securities Lending: The Account may lend securities to qualified borrowers to generate additional income. When loaning securities, the Account retains the benefits of owning the securities, including the economic equivalent of dividends or interest generated by the securities. Cash collateral received for securities on loan is maintained exclusively in an interest-bearing deposit account. All income generated by the securities lending program is reflected within interest income on the consolidated statements of operations.

Cash and Cash Equivalents: Cash and cash equivalents are balances held by the Account in bank deposit accounts which, at times, exceed federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.

Other Assets and Other Liabilities: Other assets and other liabilities consist of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, amongst other items, cash, tenant receivables and prepaid expenses; whereas other liabilities primarily consist of security deposits. Other assets also include cash collateral held for securities on loan.

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

Restricted Cash: The Account held $45.1 million and $50.9 million as of September 30, 2016 and December 31, 2015, respectively, in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 5—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how to present cash receipts and cash payments for certain activity in the Statement of Cash Flows. These amendments are effective for public business entities within those fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Management is currently assessing the impact of ASU 2016-15 on the Account's Consolidated Financial Statements.

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

The Account’s wholly owned real estate and joint venture investments are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2016:

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.3%	21.3%	5.7%	0.2%	43.5%
Apartment	8.1%	8.6%	4.0%	—	20.7%
Retail	7.6%	3.3%	7.6%	0.3%	18.8%
Industrial	7.7%	1.5%	4.0%	0.8%	14.0%
Other(2)	0.3%	2.5%	0.1%	0.1%	3.0%
Total	40.0%	37.2%	21.4%	1.4%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (unaudited) and December 31, 2015, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2016
Real estate properties	$—	$—	$15,208.7	$—	$15,208.7
Real estate joint ventures	—	—	5,306.0	—	5,306.0
Limited partnerships	—	—	—	142.9	142.9
Marketable securities:
Real estate related	1,128.1	—	—	—	1,128.1
Government agency notes	—	2,709.9	—	—	2,709.9
United States Treasury securities	—	1,702.6	—	—	1,702.6
Loans receivable	—	—	169.7	—	169.7
Total Investments at September 30, 2016	$1,128.1	$4,412.5	$20,684.4	$142.9	$26,367.9
Mortgage loans payable	$—	$—	$(2,378.1)	$—	$(2,378.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2015
Real estate properties	$—	$—	$14,606.2	$—	$14,606.2
Real estate joint ventures	—	—	4,068.4	—	4,068.4
Limited partnerships	—	—	—	144.8	144.8
Marketable securities:
Real estate related	1,024.4	—	—	—	1,024.4
Government agency notes	—	2,666.8	—	—	2,666.8
United States Treasury securities	—	1,540.4	—	—	1,540.4
Loan receivable	—	—	100.6	—	100.6
Total Investments at December 31, 2015	$1,024.4	$4,207.2	$18,775.2	$144.8	$24,151.6
Mortgage loans payable	$—	$—	$(1,794.4)	$—	$(1,794.4)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2016 and 2015 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2016
Beginning balance July 1, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)
Total realized and unrealized gains (losses) included in changes in net assets	53.3	23.9	0.1	77.3	(29.1)
Purchases(1)	82.1	1,043.4	69.0	1,194.5	—
Sales	(58.0)	—	—	(58.0)	—
Settlements(2)	—	(0.2)	—	(0.2)	34.2
Ending balance September 30, 2016	$15,208.7	$5,306.0	$169.7	$20,684.4	$(2,378.1)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	268.7	157.4	0.1	426.2	(54.8)
Purchases(1)	486.7	1,082.1	69.0	1,637.8	(563.5)
Sales	(152.9)	—	—	(152.9)	—
Settlements(2)	—	(1.9)	—	(1.9)	34.6
Ending balance September 30, 2016	$15,208.7	$5,306.0	$169.7	$20,684.4	$(2,378.1)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2015
Beginning balance July 1, 2015	$13,684.9	$3,256.3	$—	$16,941.2	$(1,996.3)
Total realized and unrealized gains included in changes in net assets	166.5	95.0	0.1	261.6	11.4
Purchases(1)	362.1	123.6	100.0	585.7	—
Sales	—	—	—	—	—
Settlements(2)	—	(0.3)	—	(0.3)	153.2
Ending balance September 30, 2015	$14,213.5	$3,474.6	$100.1	$17,788.2	$(1,831.7)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$—	$16,161.1	$(2,373.8)
Total realized and unrealized gains included in changes in net assets	624.6	376.3	0.1	1,001.0	3.5
Purchases(1)	1,071.3	137.3	100.0	1,308.6	—
Sales	(621.4)	—	—	(621.4)	—
Settlements(2)	—	(61.1)	—	(61.1)	538.6
Ending balance September 30, 2015	$14,213.5	$3,474.6	$100.1	$17,788.2	$(1,831.7)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2016 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 8.5% (6.5%) 4.3% - 7.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.7%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.6% (6.7%) 4.8% - 7.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.3% (5.0%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.3% (6.2%) 3.8% - 5.8% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.3% (4.2%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.4%) 4.5% - 8.5% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 8.3% (4.7%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.7% - 49.8% (42.9%) 3.1% - 3.9% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.7% - 49.8% (42.9%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.4% - 61.4% (41.7%) 2.4% - 3.0% (2.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.4% - 61.4% (41.7%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.4% - 48.1% (31.3%) 2.5% - 3.3% (3.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.4% - 48.1% (31.3%) 1.1 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.6% - 79.2% (77.0%) 4.2% - 8.3% (6.2%)

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

During the nine months ended September 30, 2016 and 2015, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2016	$53.9	$23.7	$0.1	$77.7	$(29.1)
For the nine months ended September 30, 2016	$270.1	$157.2	$0.1	$427.4	$(54.8)
For the three months ended September 30, 2015	$166.5	$95.1	$0.1	$261.7	$11.4
For the nine months ended September 30, 2015	$640.7	$378.5	$0.1	$1,019.3	$3.5

Note 5—Mortgage Loans Payable

At September 30, 2016, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2016	December 31, 2015
		(Unaudited)
Charleston Plaza(1) (4) (8)	5.60% paid monthly	$—	$34.7	September 11, 2016
The Legend at Kierland(4) (5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4) (5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4) (6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood (4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court (4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth (4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW (4)	3.65% paid monthly	115.0	115.0	November 5, 2024
780 Third Avenue (4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue (4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue (4)	3.66% paid monthly	184.0	—	April 1, 2026
55 Second Street(4) (7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	—	April 1, 2028
501 Boylston Street (4)	3.70% paid monthly	216.5	—	April 1, 2028
Total Principal Outstanding		$2,292.5	$1,763.7
Fair Value Adjustment (3)		85.6	30.7
Total mortgage loans payable		$2,378.1	$1,794.4

(1)	The mortgage is adjusted monthly for principal payments.

(2)
Interest rates are fixed. All mortgages held as of September 30, 2016 are interest-only; however, some mortgages held by the Account are structured to begin principal and interest payments after an initial interest-only period.

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

	For the Nine Months Ended September 30, 2016	Years Ended December 31,
		2015	2014	2013
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$12.311	$15.538	$15.862	$15.313
Real estate property level expenses and taxes	5.598	7.319	7.788	8.112
Real estate income, net	6.713	8.219	8.074	7.201
Other income	2.435	3.342	3.459	2.759
Total income	9.148	11.561	11.533	9.960
Expense charges(1)	2.451	3.092	2.880	2.672
Investment income, net	6.697	8.469	8.653	7.288
Net realized and unrealized gain on investments and mortgage loans payable	7.436	18.911	27.868	19.015
Net increase in Accumulation Unit Value	14.133	27.380	36.521	26.303
Accumulation Unit Value:
Beginning of period	362.773	335.393	298.872	272.569
End of period	$376.906	$362.773	$335.393	$298.872
Total return	3.90%	8.16%	12.22%	9.65%
Ratios to Average net assets(2):
Expenses(1)	0.86%	0.86%	0.89%	0.92%
Investment income, net	2.35%	2.37%	2.68%	2.50%
Portfolio turnover rate(3):
Real estate properties(4)	0.8%	5.7%	6.5%	2.1%
Marketable securities(5)	2.8%	10.0%	15.9%	8.4%
Accumulation Units outstanding at end of period (in millions)	62.4	60.4	57.9	55.3
Net assets end of period (in millions)	$24,011.5	$22,360.0	$19,829.0	$16,907.9

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account-level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the nine months ended September 30, 2016 are annualized.

(3)	Percentages for the nine months ended September 30, 2016 are not annualized.

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

Note 7—Accumulation Units

Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
	(Unaudited)
Outstanding:
Beginning of period	60.4	57.9
Credited for premiums	6.3	8.1
Annuity, other periodic payments, withdrawals and death benefits	(4.3)	(5.6)
End of period	62.4	60.4

Note 8—Commitments and Contingencies

Commitments—The Account had $37.7 million and $45.0 million of outstanding immediately callable commitments at September 30, 2016 and December 31, 2015, respectively. The commitment is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding as a limited partner. Once the complete obligation is funded, the Account anticipates holding a 60%-90% interest in the fund.

Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.

Note 9—Securities Lending

The Account may lend securities to qualified borrowers to earn additional income.  The Account receives cash collateral against the loaned securities and maintains cash collateral in an amount not less than 102% of the market value of loaned securities during the period of the loan; any additional collateral required due to changes in security values is delivered to the Account the next business day. Cash collateral received by the Account is invested exclusively in an interest-bearing deposit account.  The value of the loaned securities and the liability to return the cash collateral received are reflected in the consolidated statements of assets and liabilities.  As of September 30, 2016, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—57.7% and 60.5%

Location/Description	Type	Fair Value at
		September 30, 2016		December 31, 2015
		(Unaudited)
Arizona:
Camelback Center	Office	$57.1		$51.1
Kierland Apartment Portfolio	Apartments	127.6	(1)	119.7	(1)
California:
3 Hutton Centre Drive	Office	50.5		57.1
55 Second Street	Office	335.6	(1)	335.2	(1)
88 Kearny Street	Office	170.1		165.4
200 Middlefield Road	Office	59.0		55.5
Castro Station	Office	158.0		150.0
Centre Pointe and Valley View	Industrial	42.8		41.3
Cerritos Industrial Park	Industrial	122.9		108.7
Charleston Plaza	Retail	90.6		88.0	(1)
Great West Industrial Portfolio	Industrial	165.8		158.3
Holly Street Village	Apartments	144.1		130.7
Larkspur Courts	Apartments	143.8		135.9
Northern CA RA Industrial Portfolio	Industrial	75.7	(7)	69.5
Northpark Village Square	Retail	—		47.6
Oakmont IE West Portfolio	Industrial	81.8		76.2
Oceano at Warner Center	Apartments	87.6		82.5
Ontario Industrial Portfolio	Industrial	436.0		421.6
Ontario Mills Industrial Portfolio	Industrial	51.4		48.6
Pacific Plaza	Office	111.3		94.7
Rancho Cucamonga Industrial Portfolio	Industrial	171.1		166.1
Regents Court	Apartments	89.5	(1)	87.1	(1)
Southern CA RA Industrial Portfolio	Industrial	134.6		119.3
Stella	Apartments	172.5		170.8
Stevenson Point	Industrial	48.6		41.6
The Forum at Carlsbad	Retail	220.0	(1)	215.0	(1)
The Legacy at Westwood	Apartments	142.2	(1)	141.4	(1)
Township Apartments	Apartments	89.7		88.4
West Lake North Business Park	Office	59.4		54.4
Westcreek	Apartments	48.0		45.1
Westwood Marketplace	Retail	125.1		125.3
Wilshire Rodeo Plaza	Office	317.6		302.4
Colorado:
Palomino Park	Apartments	314.1	(1)	302.6	(1)
South Denver Marketplace	Retail	72.5		70.8
Connecticut:
Wilton Woods Corporate Campus	Office	138.6		141.3
Florida:
701 Brickell Avenue	Office	376.9	(1)	371.0
Casa Palma	Apartments	95.8		92.7
Publix at Weston Commons	Retail	69.3		68.2
Seneca Industrial Park	Industrial	101.0		87.9
South Florida Apartment Portfolio	Apartments	98.2		93.1
The Manor Apartments	Apartments	53.8		54.0
The Manor at Flagler Village	Apartments	149.2		150.5
The Residences at the Village of Merrick Park	Apartments	73.3		71.7
Urban Centre	Office	119.4		122.3
Weston Business Center	Industrial	92.2		88.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2016		December 31, 2015
		(Unaudited)
Georgia:
Atlanta Industrial Portfolio	Industrial	$61.1		$58.5
Shawnee Ridge Industrial Portfolio	Industrial	85.5		81.4
Illinois:
Chicago Caleast Industrial Portfolio	Industrial	80.7		73.1
Chicago Industrial Portfolio	Industrial	84.3		84.1
Parkview Plaza	Office	47.5		51.2
Maryland:
Landover Logistics Center	Industrial	38.9		38.3
The Shops at Wisconsin Place	Retail	94.1		103.5
Massachusetts:
99 High Street	Office	514.5		506.4
501 Boylston Street	Office	486.0	(1)	434.3
Fort Point Creative Exchange Portfolio	Office	223.6		—
Northeast RA Industrial Portfolio	Industrial	42.1		39.6
Residence at Rivers Edge	Apartments	—		87.5
New Jersey:
200 Milik Street	Industrial	50.9		50.1
Marketfair	Retail	105.5		106.5
Mohawk Distribution Center	Industrial	100.0		81.9
South River Road Industrial	Industrial	71.9		68.3
New York:
21 Penn Plaza	Office	270.0		270.1
250 North 10th Street	Apartments	167.0		171.0
425 Park Avenue	Ground Lease	450.0		440.0
430 West 15th Street	Office	110.0		—
780 Third Avenue	Office	426.7	(1)	420.6	(1)
837 Washington Street	Office	215.0		205.0
The Colorado	Apartments	252.7	(1)	263.6	(1)
The Corner	Apartments	253.1	(1)	265.0	(1)
Oregon:
The Cordelia	Apartments	50.0		48.5
Pennsylvania:
1619 Walnut Street	Retail	23.3		23.2
The Pepper Building	Apartments	53.0		53.2
Tennessee:
Southside at McEwen	Retail	48.7		47.6
Texas:
Beltway North Commerce Center	Industrial	20.1		23.4
Cliffs at Barton Creek	Apartments	46.7		46.4
Dallas Industrial Portfolio	Industrial	199.8		193.2
Houston Apartment Portfolio	Apartments	163.3		175.5
Lincoln Centre	Office	340.5		315.9
Northwest Houston Industrial Portfolio	Industrial	68.7		68.8
Park 10 Distribution	Industrial	11.1		12.6
Pinnacle Industrial Portfolio	Industrial	52.4		46.7
Pinto Business Park	Industrial	136.9		93.0
The Caruth	Apartments	82.0	(1)	81.8	(1)
The Maroneal	Apartments	53.4		57.0
Virginia:
8270 Greensboro Drive	Office	47.6		48.1
Ashford Meadows Apartments	Apartments	105.2	(1)	106.0	(1)
Plaza America	Retail	108.2		106.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2016		December 31, 2015
		(Unaudited)
The Ellipse at Ballston	Office	$80.0		$87.5
The Palatine	Apartments	130.3	(1)	126.9	(1)
Washington:
Circa Green Lake	Apartments	92.5		87.9
Fourth and Madison	Office	522.3	(1)	489.3	(1)
Millennium Corporate Park	Office	190.0		189.5
Northwest RA Industrial Portfolio	Industrial	31.2		29.5
Pacific Corporate Park	Industrial	39.7		36.9
Prescott Wallingford Apartments	Apartments	57.4		58.0
Rainier Corporate Park	Industrial	100.1		96.9
Regal Logistics Campus	Industrial	81.8		78.2
Union - South Lake Union	Apartments	108.0		105.0
Washington DC:
1001 Pennsylvania Avenue	Office	810.0	(1)	805.8	(1)
1401 H Street, NW	Office	231.3	(1)	242.2	(1)
1900 K Street, NW	Office	338.0	(1)	327.3
Mass Court	Apartments	166.1	(1)	169.1	(1)
Mazza Gallerie	Retail	78.0		92.8
The Ashton	Apartments	39.5		41.2
The Louis at 14th	Apartments	183.2		182.6
The Woodley	Apartments	203.0		203.3
TOTAL REAL ESTATE PROPERTIES
(Cost $12,649.3 and $12,289.0)		$15,208.7		$14,606.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—20.6% and 17.5%
REAL ESTATE JOINT VENTURES—20.1% and 16.9%

Location/Description	Type	Fair Value at
		September 30, 2016		December 31, 2015
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$523.3		$559.3
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	133.1		—
TREA Campus Pointe 2, LLC Campus Pointe 2 (35.61% Account Interest)	Office	69.7		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	75.7		73.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	195.6	(2)	189.6	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	195.4		190.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	120.6	(2)	120.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	749.6	(2)	644.5	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	145.5		136.5
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	156.9	(2)	134.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	20.0		19.6
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	226.4		204.3
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	194.9		192.9
Nevada
Fashion Show Holding I, LLC Fashion Show (49% Account Interest)	Retail	794.4	(2)	—
New York:
401 West 14th Street, LLC 401 West 14th Street (42.2% Account Interest)	Retail	38.3	(2)	38.9	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	54.7	(2)	—
RGM 42, LLC MiMA (70% Account Interest)	Apartments	208.2	(2)	199.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	150.7	(2)	128.2	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	345.5	(2)	379.5	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2016		December 31, 2015
		(Unaudited)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	$243.1		$235.5
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	516.3	(2,3)	488.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	148.1	(2,3)	132.9	(2,3)
Strategic Ind Portfolio I, LLC IDI Nationwide Industrial Portfolio (60% Account Interest)	Industrial	—	(5)	—	(3,5)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,153.0 and $3,032.3)		$5,306.0		$4,068.4

LIMITED PARTNERSHIPS—0.5% and 0.6%
Clarion Gables Multi-Family Trust LP (8.40% Account Interest)		$120.2		$112.9
Colony Realty Partners LP (5.27% Account Interest)		8.4		20.4
Lion Gables Apartment Fund (18.46% Account Interest)		0.2	(6)	—	(6)
Taconic New York City GP Fund, LP (73.29% Account Interest)		6.2		—
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		7.9		11.5
TOTAL LIMITED PARTNERSHIPS (Cost $142.0 and $139.1)		$142.9		$144.8
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,295.0 and $3,171.4)		$5,448.9		$4,213.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—21.1% and 21.6%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.3% and 4.2%

Shares		Issuer	Fair Value at
			September 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
85,537	74,537	Acadia Realty Trust	$3.1	$2.5
23,830	18,734	Agree Realty Corporation	1.2	0.6
2,183	2,183	Alexander's, Inc.	0.9	0.8
82,515	78,684	Alexandria Real Estate Equities, Inc.	9.0	7.1
41,950	41,950	American Assets Trust, Inc.	1.8	1.6
137,664	122,225	American Campus Communities, Inc.	7.0	5.1
6,347	6,347	American Farmland Company	0.1	0.1
236,229	163,619	American Homes 4 Rent	5.1	2.7
—	35,204	American Residential Properties	—	0.7
446,977	458,181	American Tower Corp.	50.7	44.4
167,020	170,490	Apartment Investment and Management Company	7.7	6.8
178,441	181,776	Apple Hospitality Inc.	3.3	3.6
34,711	34,711	Armada Hoffler Properties Inc.	0.5	0.4
29,357	29,357	Ashford Hospitality Prime Inc.	0.4	0.4
91,011	100,517	Ashford Hospitality Trust, Inc.	0.5	0.6
144,914	148,389	Avalonbay Communities, Inc.	25.8	27.3
—	222,345	BioMed Realty Trust, Inc.	—	5.3
20,504	20,504	Bluerock Residential Growth, Inc.	0.3	0.2
162,333	166,324	Boston Properties, Inc.	22.1	21.2
185,512	195,470	Brandywine Realty Trust	2.9	2.7
320,818	190,718	Brixmore Porperty Group Inc	8.9	4.9
92,438	94,156	Camden Property Trust	7.7	7.2
—	70,056	Campus Crest Communities, Inc.	—	0.5
89,888	89,888	Care Capital Properties, Inc.	2.6	2.7
55,061	55,061	CareTrust REIT Inc.	0.8	0.6
46,704	46,704	Catchmark Timber Trust, Inc.	0.5	0.5
176,571	185,704	CBL & Associates Properties, Inc.	2.1	2.3
92,124	92,124	Cedar Shopping Centers, Inc.	0.7	0.7
40,150	40,150	Chatham Lodging Trust	0.8	0.8
64,801	64,801	Chesapeake Lodging Trust	1.5	1.6
53,362	—	Colony Starwood Homes	1.5	—
132,277	135,599	Columbia Property Trust Inc.	3.0	3.2
160,804	136,492	Communication Sales & Leasing, Inc.	5.1	2.6
13,231	7,031	Community Healthcare Trust, Inc.	0.3	0.1
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	0.2
35,782	33,372	CoreSite Realty Corporation	2.6	1.9
101,220	103,186	Corporate Office Properties Trust	2.9	2.3
117,214	122,465	Corrections Corporation of America	1.6	3.2
221,763	231,292	Cousins Properties Incorporated	2.3	2.2
357,078	362,207	Crown Castle International Corporation	33.6	31.3
187,733	184,709	Cubesmart	5.1	5.7
81,020	64,520	CyrusOne Inc.	3.9	2.4
96,068	96,068	DCT Industrial Trust, Inc.	4.7	3.6
328,803	333,126	DDR Corp	5.7	5.6
214,042	219,413	DiamondRock Hospitality Company	1.9	2.1
168,414	147,536	Digital Realty Trust, Inc.	16.4	11.2
146,504	147,977	Douglas Emmett, Inc.	5.4	4.6
369,002	376,363	Duke Realty Corporation	10.1	7.9
78,643	71,557	DuPont Fabros Technology, Inc.	3.2	2.3
33,927	14,727	Easterly Government Properties, Inc.	0.6	0.3
34,861	34,861	EastGroup Properties, Inc.	2.6	1.9
77,121	60,392	Education Realty Trust, Inc.	3.3	2.3
129,176	99,527	Empire State Realty Trust	2.7	1.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2016		December 31, 2015
2016	2015
			(Unaudited)
66,550	64,743	EPR Properties	$5.2		$3.8
75,143	66,786	Equinix Inc.	27.1		20.2
135,252	136,984	Equity Commonwealth	4.1		3.8
81,468	83,026	Equity Lifestyle Properties, Inc.	6.3		5.5
99,201	85,201	Equity One, Inc.	3.0		2.3
381,517	390,695	Equity Residential	24.5		31.9
39,142	—	Escrow Winthrop Realty Trust	0.3		—
69,499	71,115	Essex Property Trust, Inc.	15.5		17.0
125,053	125,053	Extra Space Storage, Inc.	9.9		11.0
74,952	74,751	Federal Realty Investment Trust	11.5		10.9
148,991	157,554	FelCor Lodging Trust Incorporated	1.0		1.2
124,852	119,778	First Industrial Realty Trust, Inc.	3.5		2.7
61,948	68,780	First Potomac Realty Trust	0.6		0.8
248,957	—	Forest City Realty Trust A	5.8		—
63,718	—	Four Corners Property Trust	1.3		—
106,210	98,453	Franklin Street Properties Corp.	1.3		1.0
217,163	95,044	Gaming and Leisure Properties, Inc.	7.3		2.6
532,810	546,334	General Growth Properties, Inc.	14.7		14.9
75,332	77,601	GEO Group Inc./The	1.8		2.2
26,359	26,214	Getty Realty Corp.	0.6		0.5
23,254	23,254	Gladstone Commercial Corporation	0.4		0.3
14,323	—	Global Medical REIT, Inc.	0.1		—
76,778	76,778	Government Properties Income Trust	1.7		1.2
442,358	451,331	Gramercy Property Trust Inc.	4.3		3.5
492,165	504,269	HCP, Inc.	18.7		19.3
121,992	109,418	Healthcare Realty Trust Inc.	4.2		3.1
144,774	137,819	Healthcare Trust of America	4.7		3.7
40,500	44,636	Hersha Hospitality Trust	0.7		1.0
104,134	102,464	Highwoods Properties, Inc.	5.4		4.5
172,107	165,124	Hospitality Properties Trust	5.1		4.3
791,374	825,304	Host Hotels & Resorts, Inc.	12.3		12.7
115,567	79,867	Hudson Pacific Properties, Inc.	3.8		2.3
32,461	32,461	Independence Realty Trust, Inc.	0.3		0.2
—	94,370	Inland Real Estate Corp.	—		1.0
136,573	136,573	Investors Real Estate Trust	0.8	(10)	0.9
253,437	201,089	Iron Mountain Inc.	9.5		5.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	121.0	(10)	112.7
97,644	100,594	Kilroy Realty Corporation	6.8		6.4
443,907	448,463	Kimco Realty Corporation	12.9		11.9
86,962	89,244	Kite Realty Group Trust	2.4		2.3
88,213	89,664	Lamar Advertising Corporation	5.8		5.4
120,865	123,151	LaSalle Hotel Properties	2.9		3.1
256,516	256,516	Lexington Realty Trust	2.6		2.1
158,161	162,768	Liberty Property Trust	6.4		5.1
48,588	—	Life Storage, Inc.	4.3		—
40,342	38,232	LTC Properties, Inc.	2.1		1.6
95,318	97,182	Mack-Cali Realty Corporation	2.6		2.3
255,456	255,456	Medical Properties Trust, Inc.	3.8		2.9
79,675	81,978	Mid-America Apartment Communities, Inc.	7.5		7.4
68,156	61,924	Monmouth Real Estate Investment Corporation	1.0		0.6
179,363	184,354	Monogram Residential Trust Inc.	1.9		1.8
37,511	37,511	National Health Investors, Inc.	2.9		2.3
153,902	146,133	National Retail Properties, Inc.	7.8		5.9
35,677	24,977	National Storage Affiliates Trust	0.7		0.4
82,418	87,273	New Senior Investment Group	1.0		0.9
177,920	177,920	New York REIT	1.6		2.0
18,365	18,365	Nexpoint Residential Trust, Inc.	0.4		0.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
65,380	72,837	NorthStar Realty Europe Corp.	$0.7	$0.9
189,799	189,319	Northstar Realty Finance Corp.	2.5	3.2
182,355	178,475	Omega Healthcare Investors, Inc.	6.5	6.2
15,418	11,794	One Liberty Properties, Inc.	0.4	0.3
146,055	148,839	Outfront Media Inc.	3.5	3.2
156,333	156,333	Paramount Group Inc.	2.6	2.8
84,119	86,954	Parkway Properties, Inc.	1.4	1.4
76,448	78,371	Pebblebrook Hotel Trust	2.0	2.2
69,866	72,024	Pennsylvania Real Estate Investment Trust	1.6	1.6
145,526	95,326	Physicians Realty Trust	3.1	1.6
155,362	157,777	Piedmont Office Realty Trust, Inc.	3.4	3.0
—	190,702	Plum Creek Timber Company, Inc.	—	9.1
57,250	58,985	Post Properties, Inc.	3.8	3.5
40,691	40,691	Potlatch Corporation	1.6	1.2
23,945	23,945	Preferred Apartment Communities, Inc.	0.3	0.3
554,123	568,315	ProLogis	29.7	24.4
21,667	21,667	PS Business Parks, Inc.	2.5	1.9
153,440	157,211	Public Storage, Inc.	34.2	38.9
47,656	41,960	QTS Realty Trust, Inc.	2.5	1.9
84,869	84,869	Ramco-Gershenson Properties Trust	1.6	1.4
131,013	137,264	Rayonier, Inc.	3.5	3.0
272,373	270,636	Realty Income Corporation	18.2	14.0
110,472	101,582	Regency Centers Corporation	8.6	6.9
114,731	106,928	Retail Opportunity Investment	2.5	1.9
253,341	257,274	Retail Properties of America	4.3	3.8
68,247	59,147	Rexford Industrial Realty Inc.	1.6	1.0
134,105	136,460	RLJ Lodging Trust	2.8	3.0
—	39,799	Rouse Properties, Inc.	—	0.6
51,555	53,069	Ryman Hospitality Properties	2.5	2.7
70,355	74,407	Sabra Health Care REIT Inc.	1.8	1.5
15,057	15,057	Saul Centers, Inc.	1.0	0.8
73,541	73,541	Select Income Real Estate Investment Trust	2.0	1.5
254,052	259,057	Senior Housing Properties Trust	5.8	3.8
36,820	36,820	Silver Bay Realty Trust Corp.	0.6	0.6
332,324	336,974	Simon Property Group, Inc.	68.8	65.5
105,452	108,594	SL Green Realty Corp.	11.4	12.3
—	38,958	Sovran Self Storage, Inc.	—	4.2
492,268	459,110	Spirit Realty Capital Inc.	6.5	4.6
73,832	73,832	Stag Industrial, Inc.	1.8	1.4
—	41,562	Starwood Waypoint Residential Trust	—	0.9
159,121	70,283	STORE Capital Corporation	4.7	1.6
91,828	91,828	Summit Hotel Properties, Inc.	1.2	1.1
64,283	60,628	Sun Communities, Inc.	5.0	4.2
232,529	228,054	Sunstone Hotel Investors, L.L.C.	3.0	2.8
102,551	104,353	Tanger Factory Outlet Centers, Inc.	4.0	3.4
64,475	65,358	Taubman Centers, Inc.	4.8	5.0
46,459	46,459	Terreno Realty Corporation	1.3	1.1
39,142	—	Escrow Winthrop Realty Trust	0.3	—
152,056	171,305	The Macerich Company	12.3	13.8
52,125	52,125	Tier Inc.	0.8	0.8
282,721	285,672	UDR, Inc.	10.2	10.7
26,623	26,623	UMH Properties, Inc.	0.3	0.3
14,263	14,263	Universal Health Realty Income Trust	0.9	0.7
95,413	97,203	Urban Edge Properties	2.7	2.3
31,959	28,041	Urstadt Biddle Properties, Inc.	0.7	0.5
370,213	358,667	Ventas, Inc.	26.1	20.2
1,020,727	985,845	VEREIT, Inc.	10.6	7.8
179,319	183,731	Vornado Realty Trust	18.1	18.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2016	December 31, 2015
2016	2015
			(Unaudited)
194,951	—	Washington Prime Group, Inc.	$2.4	$—
78,539	73,550	Washington Real Estate Investment Trust	2.4	2.0
121,612	121,612	Weingarten Realty Investors	4.7	4.2
375,697	380,157	Welltower Inc.	28.1	25.9
790,365	553,851	Weyerhaeuser Company	25.2	16.6
27,622	27,622	Whitestone Real Estate Investment Trust B	0.4	0.3
—	39,142	Winthrop Realty Trust	—	0.5
95,448	95,448	WP Carey Inc.	6.2	5.6
—	200,141	WP Glimcher Inc.	—	2.1
116,457	121,567	Xenia Hotels & Resorts Inc.	1.8	1.9
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $876.7 and $859.5)			$1,128.1	$1,024.4

OTHER MARKETABLE SECURITIES—16.8% and 17.4%
GOVERNMENT AGENCY NOTES—10.3% and 11.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$4.0	Fannie Mae Discount Notes	0.162%	1/4/2016	$—	$4.0
—	9.0	Fannie Mae Discount Notes	0.213%	1/5/2016	—	9.0
—	40.0	Fannie Mae Discount Notes	0.218%	1/12/2016	—	40.0
—	15.0	Fannie Mae Discount Notes	0.223%	1/19/2016	—	15.0
—	26.6	Fannie Mae Discount Notes	0.225%	1/20/2016	—	26.6
—	25.0	Fannie Mae Discount Notes	0.223%	1/27/2016	—	25.0
—	5.9	Fannie Mae Discount Notes	0.274%	2/2/2016	—	5.9
—	10.9	Fannie Mae Discount Notes	0.244%	2/3/2016	—	10.8
—	2.0	Fannie Mae Discount Notes	0.345%	2/8/2016	—	2.0
—	36.2	Fannie Mae Discount Notes	0.132% - 0.172%	2/10/2016	—	36.2
—	25.0	Fannie Mae Discount Notes	0.300%	3/2/2016	—	25.0
—	50.0	Fannie Mae Discount Notes	0.275% - 0.305%	3/9/2016	—	50.0
—	4.0	Fannie Mae Discount Notes	0.203%	3/14/2016	—	4.0
—	16.0	Fannie Mae Discount Notes	0.213%	3/16/2016	—	16.0
—	24.0	Fannie Mae Discount Notes	0.162%	3/17/2016	—	24.0
—	4.0	Fannie Mae Discount Notes	0.213%	3/30/2016	—	4.0
—	24.9	Fannie Mae Discount Notes	0.183%	4/4/2016	—	24.9
—	10.0	Fannie Mae Discount Notes	0.178%	4/5/2016	—	10.0
—	25.5	Fannie Mae Discount Notes	0.215%	4/6/2016	—	25.5
—	20.1	Fannie Mae Discount Notes	0.193%	4/11/2016	—	20.0
—	50.0	Fannie Mae Discount Notes	0.188%	4/12/2016	—	49.9
—	4.0	Fannie Mae Discount Notes	0.310%	4/18/2016	—	4.0
—	3.5	Fannie Mae Discount Notes	0.233%	4/19/2016	—	3.5
—	25.3	Fannie Mae Discount Notes	0.325% - 0.340%	4/27/2016	—	25.2
—	25.0	Fannie Mae Discount Notes	0.366%	5/4/2016	—	24.9
—	20.1	Fannie Mae Discount Notes	0.371%	5/18/2016	—	20.0
—	17.0	Fannie Mae Discount Notes	0.342% - 0.417%	5/25/2016	—	17.0
45.1	—	Fannie Mae Discount Notes	0.355%	10/3/2016	45.1	—
6.6	—	Fannie Mae Discount Notes	0.406%	10/6/2016	6.5	—
26.1	—	Fannie Mae Discount Notes	0.391%	10/18/2016	26.1	—
50.0	—	Fannie Mae Discount Notes	0.427%	10/24/2016	50.0	—
32.0	—	Fannie Mae Discount Notes	0.457%	10/25/2016	32.0	—
30.0	—	Fannie Mae Discount Notes	0.325%	11/1/2016	30.0	—
45.0	—	Fannie Mae Discount Notes	0.406% - 0.447%	11/14/2016	45.0	—
30.1	—	Fannie Mae Discount Notes	0.411%	11/17/2016	30.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$22.0	$—	Fannie Mae Discount Notes	0.345%	11/23/2016	$22.0	$—
20.0	—	Fannie Mae Discount Notes	0.325%	11/28/2016	20.1	—
25.1	—	Fannie Mae Discount Notes	0.366%	12/1/2016	25.1	—
29.1	—	Fannie Mae Discount Notes	0.355%	12/2/2016	29.0	—
20.1	—	Fannie Mae Discount Notes	0.464%	12/14/2016	20.0	—
30.0	—	Fannie Mae Discount Notes	0.366%	12/19/2016	30.0	—
30.1	—	Fannie Mae Discount Notes	0.366%	12/27/2016	30.1	—
30.0	—	Fannie Mae Discount Notes	0.366%	12/28/2016	30.0	—
22.1	—	Fannie Mae Discount Notes	0.416%	2/1/2017	22.0	—
30.0	—	Fannie Mae Discount Notes	0.366%	3/1/2017	30.0	—
—	21.6	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	—	21.6
—	46.0	Federal Farm Credit Bank Discount Notes	0.162%	3/10/2016	—	46.0
—	10.7	Federal Farm Credit Bank Discount Notes	0.549%	6/10/2016	—	10.7
—	25.0	Federal Farm Credit Bank Discount Notes	0.315%	7/27/2016	—	24.9
10.1	—	Federal Farm Credit Bank Discount Notes	0.447%	11/10/2016	10.1	—
48.6	—	Federal Farm Credit Bank Discount Notes	0.503% - 0.508%	12/16/2016	48.6	—
—	21.9	Federal Home Loan Bank Discount Notes	0.167% - 0.193%	1/4/2016	—	21.8
—	48.0	Federal Home Loan Bank Discount Notes	0.112%	1/6/2016	—	48.0
—	47.1	Federal Home Loan Bank Discount Notes	0.101% - 0.183%	1/8/2016	—	47.1
—	10.0	Federal Home Loan Bank Discount Notes	0.233%	1/11/2016	—	10.0
—	15.0	Federal Home Loan Bank Discount Notes	0.233%	1/12/2016	—	15.0
—	34.6	Federal Home Loan Bank Discount Notes	0.112% - 0.162%	1/13/2016	—	34.6
—	40.0	Federal Home Loan Bank Discount Notes	0.112% - 0.254%	1/15/2016	—	40.0
—	9.2	Federal Home Loan Bank Discount Notes	0.254%	1/19/2016	—	9.2
—	48.0	Federal Home Loan Bank Discount Notes	0.112% - 0.274%	1/20/2016	—	48.0
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	1/22/2016	—	50.0
—	10.0	Federal Home Loan Bank Discount Notes	0.152% - 0.284%	1/26/2016	—	10.0
—	13.3	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	2/2/2016	—	50.0
—	39.2	Federal Home Loan Bank Discount Notes	0.132% - 0.157%	2/3/2016	—	39.1
—	3.2	Federal Home Loan Bank Discount Notes	0.193%	2/5/2016	—	3.2
—	52.0	Federal Home Loan Bank Discount Notes	0.193% - 0.203%	2/8/2016	—	52.0
—	45.0	Federal Home Loan Bank Discount Notes	0.132%	2/12/2016	—	45.0
—	65.1	Federal Home Loan Bank Discount Notes	0.203% - 0.406%	2/16/2016	—	65.1
—	13.5	Federal Home Loan Bank Discount Notes	0.274%	2/19/2016	—	13.5
—	28.0	Federal Home Loan Bank Discount Notes	0.152%	2/22/2016	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.132%	2/23/2016	—	40.0
—	50.0	Federal Home Loan Bank Discount Notes	0.264% - 0.325%	2/24/2016	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.142%	2/26/2016	—	36.0
—	40.0	Federal Home Loan Bank Discount Notes	0.304%	3/1/2016	—	40.0
—	21.6	Federal Home Loan Bank Discount Notes	0.172%	3/8/2016	—	21.6
—	73.8	Federal Home Loan Bank Discount Notes	0.325% - 0.360%	3/14/2016	—	73.8
—	4.0	Federal Home Loan Bank Discount Notes	0.172%	3/15/2016	—	4.0
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	3/21/2016	—	25.0
—	15.0	Federal Home Loan Bank Discount Notes	0.193%	3/23/2016	—	15.0
—	44.5	Federal Home Loan Bank Discount Notes	0.508%	3/28/2016	—	44.4
—	12.0	Federal Home Loan Bank Discount Notes	0.249% - 0.254%	3/30/2016	—	12.0
—	24.2	Federal Home Loan Bank Discount Notes	0.213%	4/1/2016	—	24.2
—	25.0	Federal Home Loan Bank Discount Notes	0.335%	4/8/2016	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.508%	4/11/2016	—	49.9
—	44.0	Federal Home Loan Bank Discount Notes	0.284% - 0.508%	4/13/2016	—	43.9
—	49.1	Federal Home Loan Bank Discount Notes	0.239% - 0.335%	4/15/2016	—	49.0
—	54.5	Federal Home Loan Bank Discount Notes	0.246% - 0.345%	4/20/2016	—	54.4
—	30.1	Federal Home Loan Bank Discount Notes	0.254%	4/22/2016	—	30.1
—	28.0	Federal Home Loan Bank Discount Notes	0.325%	4/27/2016	—	28.0
—	50.0	Federal Home Loan Bank Discount Notes	0.610%	6/8/2016	—	49.9
—	25.0	Federal Home Loan Bank Discount Notes	0.274%	6/13/2016	—	24.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$20.7	$—	Federal Home Loan Bank Discount Notes	0.345%	10/3/2016	$20.7	$—
40.2	—	Federal Home Loan Bank Discount Notes	0.264% - 0.315%	10/4/2016	40.1	—
46.1	—	Federal Home Loan Bank Discount Notes	0.152% - 0.396%	10/5/2016	46.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.447%	10/7/2016	50.0	—
23.3	—	Federal Home Loan Bank Discount Notes	0.508%	10/11/2016	23.3	—
34.1	—	Federal Home Loan Bank Discount Notes	0.284% - 0.452%	10/12/2016	34.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.518%	10/14/2016	50.0	—
55.0	—	Federal Home Loan Bank Discount Notes	0.370% - 0.457%	10/17/2016	55.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.355%	10/18/2016	25.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.365%	10/19/2016	50.0	—
54.0	—	Federal Home Loan Bank Discount Notes	0.269% - 0.452%	10/21/2016	54.0	—
49.1	—	Federal Home Loan Bank Discount Notes	0.457%	10/26/2016	49.1	—
25.0	—	Federal Home Loan Bank Discount Notes	0.462%	10/28/2016	25.0	—
46.1	—	Federal Home Loan Bank Discount Notes	0.309% - 0.544%	11/4/2016	46.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.523%	11/7/2016	50.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.554%	11/9/2016	25.0	—
60.3	—	Federal Home Loan Bank Discount Notes	0.396% - 0.554%	11/16/2016	60.2	—
30.0	—	Federal Home Loan Bank Discount Notes	0.355%	11/21/2016	30.0	—
95.1	—	Federal Home Loan Bank Discount Notes	0.335% - 0.376%	11/29/2016	95.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.335%	12/5/2016	25.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.406%	12/12/2016	50.0	—
40.0	—	Federal Home Loan Bank Discount Notes	0.406%	12/13/2016	40.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.355%	12/20/2016	30.0	—
31.4	—	Federal Home Loan Bank Discount Notes	0.503%	12/21/2016	31.3	—
20.0	—	Federal Home Loan Bank Discount Notes	0.365%	12/23/2016	20.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.345%	12/30/2016	25.0	—
31.8	—	Federal Home Loan Bank Discount Notes	0.355%	1/3/2017	31.7	—
40.0	—	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	40.0	—
29.3	—	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	29.2	—
25.0	—	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	25.0	—
32.0	—	Federal Home Loan Bank Discount Notes	0.365%	1/12/2017	32.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	50.0	—
36.0	—	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	36.0	—
42.1	—	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	42.1	—
20.0	—	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	19.9	—
25.0	—	Federal Home Loan Bank Discount Notes	0.304%	1/25/2017	24.9	—
45.0	—	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	45.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	25.0	—
15.0	—	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	15.0	—
20.1	—	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	20.0	—
—	10.4	Freddie Mac Discount Notes	0.213% - 0.223%	1/6/2016	—	10.4
—	24.0	Freddie Mac Discount Notes	0.218% - 0.233%	1/22/2016	—	24.0
—	15.5	Freddie Mac Discount Notes	0.244%	1/25/2016	—	15.5
—	26.6	Freddie Mac Discount Notes	0.244%	1/28/2016	—	26.6
—	50.0	Freddie Mac Discount Notes	0.233%	1/29/2016	—	50.0
—	43.8	Freddie Mac Discount Notes	0.152% - 0.183%	2/5/2016	—	43.8
—	32.0	Freddie Mac Discount Notes	0.132% - 0.183%	2/17/2016	—	32.0
—	36.5	Freddie Mac Discount Notes	0.137%	2/19/2016	—	36.5
—	14.0	Freddie Mac Discount Notes	0.167%	2/26/2016	—	14.0
—	75.0	Freddie Mac Discount Notes	0.142% - 0.183%	3/4/2016	—	75.0
—	50.0	Freddie Mac Discount Notes	0.142%	3/7/2016	—	50.0
—	27.0	Freddie Mac Discount Notes	0.233%	3/11/2016	—	27.0
—	50.0	Freddie Mac Discount Notes	0.162%	3/18/2016	—	50.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$29.0	Freddie Mac Discount Notes	0.437%	4/1/2016	$—	$29.0
—	2.6	Freddie Mac Discount Notes	0.203%	4/4/2016	—	2.6
—	50.0	Freddie Mac Discount Notes	0.355%	4/26/2016	—	49.9
—	37.1	Freddie Mac Discount Notes	0.381%	5/2/2016	—	37.1
—	50.0	Freddie Mac Discount Notes	0.467%	5/6/2016	—	49.9
—	34.0	Freddie Mac Discount Notes	0.401%	5/9/2016	—	33.9
3.2	—	Freddie Mac Discount Notes	0.406%	10/5/2016	3.2	—
14.9	—	Freddie Mac Discount Notes	0.254%	10/11/2016	14.9	—
31.9	—	Freddie Mac Discount Notes	0.509% - 0.529%	10/19/2016	31.9	—
50.0	—	Freddie Mac Discount Notes	0.437%	11/2/2016	50.0	—
50.0	—	Freddie Mac Discount Notes	0.437%	11/8/2016	50.0	—
15.1	—	Freddie Mac Discount Notes	0.274%	11/9/2016	15.1	—
25.0	—	Freddie Mac Discount Notes	0.422%	11/10/2016	25.0	—
30.0	—	Freddie Mac Discount Notes	0.437%	11/17/2016	30.0	—
72.1	—	Freddie Mac Discount Notes	0.376% - 0.447%	11/18/2016	72.0	—
5.1	—	Freddie Mac Discount Notes	0.437%	11/21/2016	5.0	—
42.1	—	Freddie Mac Discount Notes	0.381%	11/22/2016	42.0	—
22.4	—	Freddie Mac Discount Notes	0.376%	12/5/2016	22.3	—
40.0	—	Freddie Mac Discount Notes	0.360%	12/6/2016	40.0	—
42.1	—	Freddie Mac Discount Notes	0.355%	12/7/2016	42.0	—
88.1	—	Freddie Mac Discount Notes	0.360% - 0.366%	12/9/2016	88.1	—
25.0	—	Freddie Mac Discount Notes	0.401%	12/27/2016	25.0	—
16.1	—	Freddie Mac Discount Notes	0.345%	1/9/2017	16.1	—
30.0	—	Freddie Mac Discount Notes	0.391%	1/20/2017	30.0	—
40.0	—	Freddie Mac Discount Notes	0.447%	2/6/2017	39.9	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,709.3 and $2,667.0)					$2,709.9	$2,666.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—6.5% and 6.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2016	December 31, 2015
2016	2015
					(Unaudited)
$—	$48.1	United States Treasury Bills	0.162% - 0.190%	1/7/2016	$—	$48.1
—	50.0	United States Treasury Bills	0.112%	1/14/2016	—	50.0
—	115.0	United States Treasury Bills	0.127% - 0.172%	1/21/2016	—	115.0
—	110.0	United States Treasury Bills	0.224% - 0.226%	2/4/2016	—	110.0
—	85.0	United States Treasury Bills	0.178% - 0.183%	2/18/2016	—	85.0
—	69.1	United States Treasury Bills	0.164% - 0.214%	2/25/2016	—	69.1
—	100.0	United States Treasury Bills	0.142% - 0.178%	3/3/2016	—	100.0
—	30.0	United States Treasury Bills	0.160%	3/24/2016	—	30.0
—	50.0	United States Treasury Bills	0.190%	4/14/2016	—	50.0
—	50.0	United States Treasury Bills	0.122%	4/21/2016	—	50.0
—	100.0	United States Treasury Bills	0.412%	5/5/2016	—	99.9
—	50.0	United States Treasury Bills	0.392%	5/26/2016	—	49.9
—	83.0	United States Treasury Bills	0.467% - 0.534%	6/23/2016	—	82.8
—	50.0	United States Treasury Bills	0.162% - 0.270%	7/21/2016	—	49.9
—	50.0	United States Treasury Bills	0.196%	8/18/2016	—	49.8
50.0	—	United States Treasury Bills	0.327%	10/6/2016	50.0	—
100.0	—	United States Treasury Bills	0.231% - 0.342%	10/13/2016	100.0	—
50.0	—	United States Treasury Bills	0.309%	10/20/2016	50.0	—
50.0	—	United States Treasury Bills	0.427%	10/27/2016	50.0	—
100.0	—	United States Treasury Bills	0.276% - 0.390%	11/3/2016	100.0	—
20.0	—	United States Treasury Bills	0.296%	11/10/2016	20.0	—
20.0	—	United States Treasury Bills	0.317%	11/25/2016	20.0	—
52.1	—	United States Treasury Bills	0.330% - 0.350%	12/1/2016	52.0	—
96.0	—	United States Treasury Bills	0.369% - 0.383%	12/8/2016	96.0	—
24.1	—	United States Treasury Bills	0.320%	12/22/2016	24.0	—
25.1	—	United States Treasury Bills	0.354% - 0.391%	12/29/2016	25.1	—
41.9	—	United States Treasury Bills	0.345% - 0.369%	1/5/2017	41.9	—
103.0	—	United States Treasury Bills	0.423% - 0.428%	1/19/2017	102.9	—
36.1	—	United States Treasury Bills	0.371% - 0.401%	1/26/2017	36.0	—
35.2	—	United States Treasury Bills	0.423%	2/2/2017	35.1	—
75.0	—	United States Treasury Bills	0.315% - 0.426%	2/9/2017	74.9	—
48.1	—	United States Treasury Bills	0.325% - 0.437%	2/16/2017	48.0	—
48.1	—	United States Treasury Bills	0.448% - 0.473%	2/23/2017	48.0	—
11.1	—	United States Treasury Bills	0.386%	3/9/2017	11.0	—
60.0	—	United States Treasury Bills	0.406% - 0.481%	3/16/2017	59.9	—
10.1	—	United States Treasury Bills	0.399%	3/23/2017	10.0	—
50.0	—	United States Treasury Bills	0.541%	7/20/2017	49.8	—
87.0	—	United States Treasury Bills	0.574% - 0.591%	8/17/2017	86.6	—
—	11.0	United States Treasury Notes	0.104%	1/15/2016	—	11.0
—	47.0	United States Treasury Notes	0.226%	2/11/2016	—	47.0
—	19.7	United States Treasury Notes	0.176% - 0.223%	2/29/2016	—	19.6
—	50.0	United States Treasury Notes	0.149% - 0.168%	3/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.207%	3/31/2016	—	50.0
—	92.0	United States Treasury Notes	0.192% - 0.243%	4/15/2016	—	91.9
—	50.0	United States Treasury Notes	0.381%	5/31/2016	—	50.0
—	46.4	United States Treasury Notes	0.433%	6/15/2016	—	46.4
—	35.0	United States Treasury Notes	0.494%	6/30/2016	—	35.0
—	50.0	United States Treasury Notes	0.287%	7/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.367% - 0.376%	8/15/2016	—	50.0
50.0	—	United States Treasury Notes	0.556%	10/31/2016	50.0	—
50.0	—	United States Treasury Notes	0.591%	11/15/2016	50.0	—
50.0	—	United States Treasury Notes	0.469% - 0.544%	11/30/2016	50.0	—
25.0	—	United States Treasury Notes	0.497%	12/15/2016	25.0	—
69.9	—	United States Treasury Notes	0.431% - 0.451%	1/31/2017	69.9	—
46.9	—	United States Treasury Notes	0.441% - 0.471%	2/15/2017	47.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)		Maturity Date	Fair Value at
						September 30, 2016	December 31, 2015
2016	2015
						(Unaudited)
$49.7	$—	United States Treasury Notes	0.502%		2/28/2017	$49.8	$—
50.0	—	United States Treasury Notes	0.530%		3/15/2017	50.1	—
50.0	—	United States Treasury Notes	0.515%		3/31/2017	50.0	—
69.6	—	United States Treasury Notes	0.552% - 0.620%		5/31/2017	69.6	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,702.2 and $1,540.7)						$1,702.6	$1,540.4
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,411.5 and $4,207.7)						$4,412.5	$4,207.2
TOTAL MARKETABLE SECURITIES (Cost $5,288.2 and $5,067.2)						$5,540.6	$5,231.6

LOANS RECEIVABLE—0.6% and 0.4%
		Borrower
		DJM Capital Partners	4.200%	(8)(9)	7/1/2018	$31.5	$—
		Simply Self Storage Portfolio	8.250%	(8)	9/6/2021	37.6	—
		Charles River Plaza North	6.080%	(8)	4/6/2029	100.6	100.6
TOTAL LOANS RECEIVABLE (Cost $169.0 and $100.0)						$169.7	$100.6
TOTAL INVESTMENTS (Cost $22,401.5 and $20,627.6)						$26,367.9	$24,151.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 5.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The joint venture was dissolved as of September 30, 2016.

(6)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(7)	A partial disposition of assets held by the portfolio was completed on June 27, 2016.

(8)	Represents the fixed interest rate on this investment.

(9)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest only rate.

(10)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $108.6 million.

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2016 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations.

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

In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2016, REIT securities comprised approximately 4.7% of the Account’s net assets, and the Account held no CMBS as of such date.

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

Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of September 30, 2016, the Account did not hold any foreign real estate investments.

THIRD QUARTER 2016 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW

The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

Economic Overview and Outlook

Key U.S. economic indicators and their near-term outlook are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product ("GDP") grew at a 2.9% annual rate in the third quarter of 2016 as compared with 1.4% in the second quarter of 2016. The acceleration in third quarter growth was supported by consumer spending, net exports, and inventories. Economic growth is expected to improve in 2017 as ever tightening labor market conditions should prompt more measurable wage growth, which in turn will support stronger consumer spending. The U.S. labor market added 575,000 jobs during the quarter, an increase over the 439,000 added during second quarter 2016. The unemployment rate increased slightly to 5.0% in September, mainly due to an increase in the labor force participation rate.

Economic Indicators*

	2015	1Q 2016	2Q 2016	3Q 2016	Forecast
					4Q 2016	2016	2017
Economy(1)
Gross Domestic Product (GDP)	2.6%	0.8%	1.4%	2.9%	2.4%	1.5%	2.2%
Employment Growth (Thousands)	2,744	587	439	575	512	2,100	1,850
Unemployment Rate	5.3%	5.0%	4.9%	5.0%	4.8%	4.9%	4.6%
Interest Rates(2)
10 Year Treasury	2.1%	1.9%	1.8%	1.6%	1.7%	1.7%	2.1%

Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

The Federal Open Market Committee (“FOMC”) held the federal funds rate at a range of 0.25%-0.50% at its September meeting. Despite the decision to keep the federal funds rate unchanged, the FOMC acknowledged that both the labor market and economic growth had improved since its last meeting in July. In the accompanying statement, Committee members noted that near term risks to the economy were roughly balanced, an assessment that had been omitted in recent statements, and generally considered a signal that a near-term rate increase is on the table. At the start of 2016, three or four 0.25% increases in the federal funds rate were expected during the year. That expectation has subsequently been reduced to one potential 0.25% increase, which would likely occur at the December meeting.

The maturation of the business cycle has prompted an increase in uncertainty and fears of a recession. However, there are no indications of an imminent cycle downturn. Blue Chip economists expect U.S. GDP to grow at a 1.5% rate for all of 2016 and at a 2.2% rate in 2017. The modest deceleration in GDP growth during 2016 was largely concentrated in the first half of the year, impacted by slower growth in the global economy, a stronger dollar, and some early financial markets volatility. Employment is expected to grow by 2.10 million in 2016, and by 1.85 million in 2017. The moderation in job growth is related to the labor market approaching “full employment”; indications are that employers have been experiencing difficulty finding qualified workers to fill jobs in 2016. GDP and employment growth of this magnitude, although relatively modest, would nonetheless provide a solid foundation for continued improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook

Commercial real estate market fundamentals were healthy during the third quarter of 2016 amid an economic environment strong enough to support steady or improving market conditions across most property types. Construction has increased recently and the pipeline bears watching, but remains generally moderate due to stricter financing requirements. Data from CB Richard Ellis Econometric Advisors (“CBRE-EA”) indicate that metro market supply-demand fundamentals are generally well-balanced, with the possible exception of the apartment market where new supply is beginning to impact market conditions. Real Capital Analytics (“RCA”) reported that sales of commercial properties totaled $111 billion in third quarter 2016, nearly identical to third quarter 2015 volume.

Green Street Advisors’ Commercial Property Price Index (“CPPI”) increased 0.6% during the third quarter of 2016 and is up 3.1% through the first nine months of 2016. Based on its reading of selected REIT and bond market indicators, Green Street Advisors began the year with an expectation that property prices would fall by the end of 2016. While this has not materialized to date, property appreciation at the national level has moderated compared to 2015 and general economic uncertainty suggests that a cautious approach is warranted.

The NAREIT All Equity REIT index registered a decline of 1.2% during the third quarter of 2016 as compared to a 7.4% gain in the second quarter of 2016. Through the first nine months of 2016, the NAREIT All Equity REIT index gained 12.3%, as compared to 7.8% for the S&P 500. Recent REIT weakness appears to be related to the possible near-term increase in interest rates, concerns over property pricing, and the landscape of increasing new supply.

Commercial property returns were positive for the 27th consecutive quarter in the third quarter of 2016. For the three months ending September 30, 2016, NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees, was 1.96%, compared to a total return in the second quarter of 1.97%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments.

Data for the Account’s top five markets in terms of market value as of September 30, 2016 are provided below. These markets represent 48.4% of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Market Value Weighted*	Number of Property Investments	Metro Area Fair Market Value as a % of Total RE Portfolio**	Metro Area Fair Market Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	94.4%	14	13.0%	10.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.1%	14	12.5%	9.7%
Los Angeles-Long Beach-Glendale, CA	83.4%	12	9.7%	7.6%
Boston, MA	92.0%	5	7.3%	5.7%
Seattle-Bellevue-Everett, WA	88.3%	6	5.9%	4.6%

*
Weighted by fair market value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair market value of the Account’s monetary investments in those markets.

**	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office

According to CBRE-EA, the national office vacancy rate held steady at 13.0% in the third quarter of 2016. Vacancy has declined since hitting its post-recession peak of 16.8% in early 2010, and is approaching the previous cyclical low of 12.4%. Finance and professional services have been traditional drivers of the demand for office space. Job growth in the financial services sector slowed during the third quarter of 2016, when 36,000 jobs were added as compared to 54,000 jobs in the second quarter of 2016. The larger professional and business services sector, which includes many facets of technology-related employment, expanded strongly in the third quarter, adding 182,000 jobs compared to 137,000 jobs in the second quarter. Weaker demand from traditional office tenants such as banks, law firms and the government has been supplemented by robust expansion among technology, media, and entertainment companies. U.S. office market conditions on the whole remained stable during the third quarter of 2016. Moderate demand coupled with minimal construction bodes well for office market conditions in most major metropolitan areas for the remainder of 2016 and into 2017.

The CBRE-EA reported market vacancy rates in four of the Account’s top five office markets were in the single digits, with the exception of Washington, DC where the market vacancy rate remained elevated and increased to 16.1% in the third quarter of 2016. The leasing environment in Washington, DC remained soft, despite tightening in the local job market, which is expanding at a brisk pace. The vacancy rate for the Account’s office portfolio increased to 14.2% in the third quarter of 2016 from 12.6% in the second quarter of 2016. The vacancy rate of the Account’s properties in Boston increased, but remained in-line with the market average. The average vacancy rate of the Account’s properties in New York was impacted by the acquisition of a roughly 300,000 sq. ft. building that was 52% leased at the time of purchase. The property is expected to be repositioned in order to take advantage of its location in one the burgeoning tech clusters that are emerging around the city.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q3	2016 Q2	2016 Q3	2016 Q2
Account / Nation			14.2%	12.6%	13.0%	13.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,507.0	5.7%	12.6%	13.2%	16.1%	15.7%
Boston, MA	1,450.5	5.5%	9.5%	7.6%	9.8%	10.0%
New York-Jersey City-White Plains, NY-NJ	1,076.5	4.1%	15.7%	5.9%	9.8%	9.3%
San Francisco-Redwood City-South San Francisco, CA	1,031.5	3.9%	3.2%	3.3%	6.7%	6.2%
Seattle-Bellevue-Everett, WA	955.4	3.6%	11.4%	13.4%	8.6%	8.9%

*	Source: CBRE - EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.

Industrial

Industrial market conditions benefit from growth in GDP, industrial production and international trade flows. The appreciation of the dollar has negatively impacted trade flows, but the decline in exports has been offset by growth in imports, which are a key driver of warehouse demand. Also benefiting the industrial market has been strong consumer spending, particularly in the e-commerce space, which has boosted demand for warehouse space across the U.S. Both of these aspects have helped offset weakness in industrial production. Industrial market conditions continued to benefit from the current economic environment. During the third quarter of 2016, the national industrial availability rate declined to 8.4% from 8.6% in the second quarter of 2016, which marked the 26th consecutive quarter of improvement. Market availability rates as reported by CBRE-EA improved or remained relatively steady in four of the Account’s top five markets. Conditions softened in Houston, where increased supply coupled with moderating tenant demand contributed to a more material rise in availability.

The vacancy rate for the Account’s industrial property portfolio improved to 6.1% in the third quarter of 2016 compared with 9.4% in the second quarter of 2016. As shown in the following table, the average vacancy rate of the Account’s properties in three of its top five markets remained below their respective market averages. The elevated availability rate in the Account’s Houston properties is primarily related to an empty building in the north submarket, where a surge of new construction is negatively impacting fundamentals. The availability rate increased in two of the Account’s three industrial properties in Los Angeles, causing an overall increase in the Account’s availability.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q3	2016 Q2	2016 Q3	2016 Q2
Account / Nation			6.1%	9.4%	8.4%	8.6%
Riverside-San Bernardino-Ontario, CA	$906.1	3.4%	3.9%	3.9%	7.4%	7.2%
Los Angeles-Long Beach-Glendale, CA	300.3	1.1%	8.2%	5.1%	3.3%	3.6%
Tacoma-Lakewood, WA	252.8	1.0%	1.4%	1.4%	4.4%	5.2%
Dallas-Plano-Irving, TX	252.2	1.0%	3.8%	3.8%	8.3%	8.7%
Houston-The Woodlands-Sugar Land, TX	236.8	0.9%	20.3%	20.3%	9.1%	8.7%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family

Apartment demand is generated from a combination of economic, demographic and socio-economic factors including job growth, household formations, and trends in the U.S. homeownership rate. Supply pressures contributed to a rise in the national vacancy rate to 4.5% in the third quarter of 2016 from 4.4% in the second quarter of 2016. Rent growth remained positive, but is moderating in response to new supply. Completions are not expected to peak until 2017. While apartment demand remains healthy due to favorable demographic trends such as increasing household formation and steady job growth, more modest improvements in market conditions and rent growth are expected in the near term.

The vacancy rate of the Account’s multi-family properties averaged of 7.3% in the third quarter of 2016 as compared with 8.5% in the second quarter of 2016. The Account’s vacancy rate is typically higher than both the national and metro market averages because revenue optimization software is used to maximize rental income, which necessitates a sufficient stock of available units to meet anticipated demand. As shown in the following table, the average vacancy rate of the Account’s properties declined in four of its top five markets, but increased in New York. The New York rental market has experienced some weakness in recent quarters, related to an unusually large number of new for-rent units delivering throughout the city, as well as a growing number of recently built luxury condos being offered for rent.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q3	2016 Q2	2016 Q3	2016 Q2
Account / Nation			7.3%	8.5%	4.5%	4.4%
New York-Jersey City-White Plains, NY-NJ	$880.9	3.3%	5.4%	4.8%	3.1%	3.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	827.3	3.1%	7.2%	9.2%	4.5%	4.4%
Los Angeles-Long Beach-Glendale, CA	546.4	2.1%	7.6%	9.1%	4.0%	4.2%
Denver-Aurora-Lakewood, CO	314.1	1.2%	5.6%	6.7%	5.1%	4.9%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	298.8	1.1%	9.3%	11.8%	5.1%	4.6%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.

Retail

Retail sales are driven by economic, demographic, and socio-economic factors. Retail market fundamentals face headwinds as consumers increasingly rely on e-commerce and less on brick and mortar locations. Department stores have been particularly susceptible. Retail sales growth was modest during the third quarter of 2016. Preliminary data from the U.S. Census Bureau showed that retail sales excluding motor vehicles and parts in the third quarter of 2016 increased 0.3% compared to second quarter 2016 and 2.3% compared to third quarter 2015 sales. Nonetheless, retail markets continued to slowly improve in the third quarter, when the national availability rate in neighborhood and community centers declined to 10.4% from 10.6% in the second quarter of 2016. The vacancy rate for the Account’s retail portfolio remained low, averaging 4.2% in the third quarter as compared to 3.5% during the second quarter.

Outlook

Commercial real estate fundamentals remained healthy during the third quarter of 2016, benefiting from solid job growth, still modest levels of construction, and favorable interest rates. Total returns are moderating towards their long term averages and as the cycle matures, are more likely to be driven by income growth rather than capitalization rate compression. Market conditions generally remained strong, with vacancy rates declining in more markets than rising. Regional conditions have varied, depending on their economic drivers. Demand has begun to soften in some tech-

driven markets, particularly those that are also anticipating stronger supply than normal while energy-related markets continue to be impacted by the sharp drop in oil prices.

Financial market volatility bubbled up in 2016 over concerns about slowing global growth, the collapse in oil prices, and Britain’s decision to leave the European Union (“Brexit”). There are still a number of economic and geopolitical events, including the upcoming U.S. election that could trigger more volatility, but volatility to date has been short-lived and well-tolerated. The U.S. economy appears well-positioned for modest growth even if the global economy were to slow further. Economists expect GDP growth around 2% during the next year and a half and interest rates and inflation are expected to remain low, which should keep construction relatively in check. Real estate market conditions should remain healthy for the remainder of 2016 and into 2017 if domestic economic conditions approximate economist forecasts.

Account Overview and Outlook

Consistent with the Account’s investment strategy, four acquisitions were completed during the third quarter of 2016. The Account entered into a joint venture agreement to purchase a 49% interest in a mall located in Las Vegas, NV. The Account also entered into a joint venture agreement to purchase a 70% interest in a recently built 190,000 sq. ft. retail center located in southern California. As part of the agreement, the Account will also provide a two-year loan to the joint venture partner with a maximum principal balance of $35.0 million. Two industrial properties were acquired in Houston to add to the Account’s existing investment. An industrial building was purchased in New York with the intention of repositioning the space for creative office use. The Account also completed a mezzanine debt deal to help finance an investment in a major self-storage REIT.

There was one disposition in the third quarter of 2016. The property was a small grocery-anchored shopping center north of Los Angeles. The disposition was consistent with Management’s goal of maintaining a high quality property portfolio by periodically selling properties that no longer fit the investment strategy.

Management continued to maintain the Account’s income returns through active property management and leasing, while maintaining a strict adherence to expense management. As a result, the Account’s holdings were 92.3% leased during the third quarter as compared with 91.3% in the second quarter of 2016. The Account’s real estate assets generated a 1.24% total return. The real estate asset returns for the third quarter of 2016 were positive for the 26th consecutive quarter.

Management intends to continue to monitor the Account’s cash position to maintain adequate liquidity in order to fund participant payments, for operating expenses, capital expenditures for existing properties, and for additional property acquisitions. In addition to active investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. A portion of the Account’s liquid assets is invested in publicly traded REITs, which provide incremental exposure to U.S. commercial real estate and an attractive dividend yield at a high degree of liquidity. The Account’s portfolio consists of REIT stocks that closely replicate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. The return profile of REITs is currently and has historically been favorable to corporate bonds and government agency debt, albeit with added volatility as compared to direct investments in commercial real estate property.

Management will maintain its focus on selected property types in target markets with an emphasis on institutional quality properties in prime locations with strong occupancy histories and favorable tenant rollover schedules. On a limited basis, the Account may invest in properties that have recently completed construction and have not yet begun leasing or are in their initial lease-up phases. Management will also consider ground up development in selected markets with strong market fundamentals. Management has been evaluating opportunities to invest in the U.S. student housing sector, and its first two such acquisitions are anticipated to close in the fourth quarter of 2016. Management will also continue to evaluate opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage-backed securities. Management believes that a disciplined investment strategy in the current economic and real estate market environment will position the Account for favorable long-term performance.

Investments as of September 30, 2016

As of September 30, 2016, the Account had total net assets of $24.0 billion, a 7.4% increase from December 31, 2015. The increase in the Account’s net assets was primarily driven by participant transactions, net investment income and appreciation in value of the Account’s investments.

As of September 30, 2016, the Account owned a total of 126 real estate investments (104 of which were wholly owned, 22 of which were held in joint ventures). The real estate portfolio included 38 office investments (including ten held in joint ventures), 31 industrial investments (all wholly owned), 34 apartment investments (including one held in a joint venture), 21 retail investments (including ten held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 31 are subject to debt (including 12 joint venture investments).

The outstanding principal on mortgage loans payable on the Account’s wholly owned real estate portfolio as of September 30, 2016 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2016 was $4.3 billion, which represented a loan to value ratio of 15.0%. The Account currently has no Account-level debt.

Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, 1001 Pennsylvania Avenue located in Washington, DC, represented 3.9% of total real estate investments and 3.1% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following tables reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at September 30, 2016.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	16.3%	21.3%	5.7%	0.2%	43.5%
Apartment	8.1%	8.6%	4.0%	—	20.7%
Retail	7.6%	3.3%	7.6%	0.3%	18.8%
Industrial	7.7%	1.5%	4.0%	0.8%	14.0%
Other(2)	0.3%	2.5%	0.1%	0.1%	3.0%
Total	40.0%	37.2%	21.4%	1.4%	100.0%

(1)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments
Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
1001 Pennsylvania Avenue	Washington	DC	Office	$810.0	(2)	3.9%	3.1%
Fashion Show	Las Vegas	NV	Retail	794.4	(3)	3.9%	3.0%
The Florida Mall	Orlando	FL	Retail	749.6	(4)	3.7%	2.8%
Colorado Center	Santa Monica	CA	Office	523.3	(5)	2.6%	2.0%
Fourth and Madison	Seattle	WA	Office	522.3	(6)	2.5%	2.0%
DDR	Various	USA	Retail	516.3	(7)	2.5%	2.0%
99 High Street	Boston	MA	Office	514.5		2.5%	2.0%
501 Boylston Street	Boston	MA	Office	486.0	(8)	2.4%	1.8%
425 Park Avenue	New York	NY	Ground Lease	450.0		2.2%	1.7%
Ontario Industrial Portfolio	Ontario	CA	Industrial	436.0		2.1%	1.7%

(1)
Fair Value as reported in the September 30, 2016 Consolidated Schedules of Investments. Investments owned 100% by the Account are reported at net equity value on a fair value basis, and are presented at the Account's ownership interest.

(2)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $469.5 million.

(3)
Fashion Show is held in a joint venture with General Growth Properties, in which the Account holds 49% interest, and is presented net of debt. As of September 30, 2016, this debt had a fair value of $435.8 million.

(4)
The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of September 30, 2016, this debt had a fair value of $184.2 million.

(5)	Colorado Center is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(6)	Fourth and Madison is presented gross of debt. The value of the Account's interest less the fair value of leverage is $317.2 million.

(7)
DDR Joint Venture, in which the Account holds an 85% interest, consists of 25 retail properties located in 11 states and is presented net of debt. As of September 30, 2016, this debt had a fair value of $679.9 million.

(8)	501 Boylston Street is presented gross of debt. The value of the Account's interest less the fair value of leverage is $263.5 million.

At September 30, 2016, the Account held 77.8% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.3% of total investments, U.S. Treasury securities representing 6.5% of total investments, real estate-related equity securities representing 4.3% of total investments, loans receivable representing 0.6% of total investments, and real estate limited partnerships representing 0.5% of total investments.

Results of Operations

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Performance

The Account’s total return was 3.90% for the nine months ended September 30, 2016 as compared to 6.43% for the nine months ended September 30, 2015. The Account’s annualized total returns over the past one, three, five, and ten year periods ended September 30, 2016 were 5.59%, 8.62%, 9.31%, and 3.46%, respectively. As of September 30, 2016, the Account’s annualized total return since inception was 6.46%.

Net Investment Income

The following table shows the results of operations for the nine months ended September 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$755.9	$676.4	$79.5	11.8%
Real estate property level expenses:
Operating expenses	163.5	154.5	9.0	5.8%
Real estate taxes	116.9	107.4	9.5	8.8%
Interest expense	63.3	63.6	(0.3)	(0.5)%
Total real estate property level expenses	343.7	325.5	18.2	5.6%
Real estate income, net	412.2	350.9	61.3	17.5%
Income from real estate joint ventures and limited partnerships	111.8	104.4	7.4	7.1%
Interest	17.8	6.4	11.4	N/M
Dividends	19.9	35.2	(15.3)	(43.5)%
TOTAL INVESTMENT INCOME	561.7	496.9	64.8	13.0%
Expenses:
Investment management charges	51.8	51.4	0.4	0.8%
Administrative charges	48.4	39.7	8.7	21.9%
Distribution charges	21.3	17.0	4.3	25.3%
Mortality and expense risk charges	0.9	0.8	0.1	12.5%
Liquidity guarantee charges	28.1	23.4	4.7	20.1%
TOTAL EXPENSES	150.5	132.3	18.2	13.8%
INVESTMENT INCOME, NET	$411.2	$364.6	$46.6	12.8%
N/M—Not meaningful

Rental Income:

Rental income increased $79.5 million, or 11.8%, primarily due to net real estate acquisitions coupled with higher rental rates and reduced leasing incentives in the apartment and office sectors.

Operating Expenses:

Operating expenses increased $9.0 million, or 5.8%, primarily due to net real estate acquisitions.

Real Estate Taxes:

Real estate taxes increased $9.5 million, or 8.8%, primarily due to net real estate acquisitions coupled with higher property tax assessments resulting from increases in value across the real estate portfolio, primarily in the office sector.

Interest Expense:

Interest expense decreased $0.3 million, or 0.5%, due to lower average principal balances throughout the nine months ended September 30, 2016, as compared to the same period in 2015.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships increased $7.4 million, or 7.1%, as a result of net acquisitions coupled with increased distributions from the joint venture investments, specifically the retail sector. Distributions rose due to increased occupancy, rising rents and reduced rent concessions.

Interest and Dividend Income:

Interest income increased $11.4 million when compared to the same period in 2015 primarily due to interest income earned from increased loans receivable held during 2016. Dividend income decreased $15.3 million when compared to the same period in 2015 due to a smaller portfolio of real estate related marketable securities held throughout 2016.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.52% for the nine month periods ended September 30, 2016 and 2015. Costs increased period over period, however, average net assets increased in a comparable manner. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	$26.5	$216.9	$(190.4)	(87.8)%
Real estate joint ventures and limited partnerships	0.4	152.5	(152.1)	(99.7)%
Marketable securities	21.6	46.1	(24.5)	(53.1)%
Total realized gain on investments:	48.5	415.5	(367.0)	(88.3)%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	242.2	407.7	(165.5)	(40.6)%
Real estate joint ventures and limited partnerships	152.3	262.7	(110.4)	(42.0)%
Marketable securities	84.2	(162.6)	246.8	N/M
Loans receivable	0.1	0.1	—	—%
Mortgage loans payable	(54.8)	3.5	(58.3)	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	424.0	511.4	(87.4)	(17.1)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$472.5	$926.9	$(454.4)	(49.0)%
N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized gains in the Account are primarily due to the sale of wholly owned real estate properties. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:

Wholly owned real estate investments experienced net realized and unrealized gains of $268.7 million during the first nine months of 2016 compared to $624.6 million during the comparable period of 2015. While the rate of appreciation has slowed throughout 2016, it has remained positive due to rising occupancy and market rents, as well as limited compression in capitalization rates.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $152.7 million during the first nine months of 2016, compared to $415.2 million during the comparable period of 2015. While the rate of appreciation has slowed throughout 2016, it has continued as a result of rising occupancy and market rents, as well as limited compression in capitalization rates. The current period gains were largely attributed to continued appreciation in the retail sector, specifically regional malls.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized gains of $105.8 million during the first nine months of 2016 compared to net losses of $116.5 million during the comparable period of 2015. The markets for REITs in the U.S. increased 12.3% as measured by the FTSE NAREIT All Equity REITs Index during the nine month period ended September 30, 2016, compared to a decrease of 4.5% in the same period of 2015. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of September 30, 2016, the Account held $4.4 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $54.8 million during the first nine months of 2016 compared to unrealized gains of $3.5 million during the comparable period of 2015. The unrealized gains and losses were consistent with the directional movement of Treasury rates during the comparable period.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Performance

The Account’s total return was 0.68% for the three months ended September 30, 2016 as compared to 2.0% for the three months ended September 30, 2015.

Net Investment Income

The following table shows the results of operations for the three months ended September 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$257.4	$236.1	$21.3	9.0%
Real estate property level expenses:
Operating expenses	54.8	52.5	2.3	4.4%
Real estate taxes	40.4	36.7	3.7	10.1%
Interest expense	22.4	18.8	3.6	19.1%
Total real estate property level expenses	117.6	108.0	9.6	8.9%
Real estate income, net	139.8	128.1	11.7	9.1%
Income from real estate joint ventures and limited partnerships	33.5	36.2	(2.7)	(7.5)%
Interest	6.3	3.1	3.2	N/M
Dividends	9.2	13.0	(3.8)	(29.2)%
TOTAL INVESTMENT INCOME	188.8	180.4	8.4	4.7%
Expenses:
Investment management charges	17.6	17.6	—	—%
Administrative charges	17.0	13.1	3.9	29.8%
Distribution charges	7.2	6.1	1.1	18.0%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	10.2	8.1	2.1	25.9%
TOTAL EXPENSES	52.3	45.2	7.1	15.7%
INVESTMENT INCOME, NET	$136.5	$135.2	$1.3	1.0%
N/M—Not meaningful

Rental Income:

Rental income increased $21.3 million, or 9.0%, primarily due to net real estate acquisitions coupled with higher rental rates and lower rent concessions.

Operating Expenses:

Operating expenses increased $2.3 million, or 4.4%, when compared to the third quarter of 2015 primarily due to net real estate acquisitions.

Real Estate Taxes:

Real estate taxes increased $3.7 million, or 10.1%, primarily due to net real estate acquisitions.

Interest Expense:

Interest expense increased $3.6 million, or 19.1%, due to higher average outstanding principal on mortgage loans payable in the third quarter of 2016, as compared to the same period in 2015.

Income from Real Estate Joint Ventures and Limited Partnerships:

Income from real estate joint ventures and limited partnerships decreased $2.7 million, or 7.5%, primarily due to decreased distributions from certain joint venture investments, primarily in the office and retail sectors. This decrease was partially offset by distributions from new joint venture investments.

Interest and Dividend Income:

Interest income increased $3.2 million when compared to the same period in 2015 primarily due to interest income earned from increased loans receivable held during 2016. Dividend income decreased $3.8 million when compared to the same period in 2015 due to a smaller portfolio of real estate related marketable securities held during the three months ended September 30, 2016.

Expenses:

Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges increased slightly to 0.18% for the third quarter of 2016 from 0.17% for the same period of 2015. These costs are charged for managing the Account and have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.

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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable

The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended September 30, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$16.4	$—	$16.4	N/M
Real estate joint ventures and limited partnerships	0.2	(0.2)	0.4	N/M
Marketable securities	3.1	4.5	(1.4)	(31.1)%
Total realized gain (loss) on investments:	19.7	4.3	15.4	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	36.9	166.5	(129.6)	(77.8)%
Real estate joint ventures and limited partnerships	24.3	105.7	(81.4)	(77.0)%
Marketable securities	(26.0)	(0.8)	(25.2)	N/M
Loans Receivable	0.1	0.1	—	—%
Mortgage loans payable	(29.1)	11.4	(40.5)	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	6.2	282.9	(276.7)	(97.8)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$25.9	$287.2	$(261.3)	(91.0)%
N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:

Net realized and unrealized gains in the Account are primarily due to continued appreciation of the Account's wholly owned and joint venture real estate properties.

Real Estate Properties:

Wholly owned real estate investments experienced net realized and unrealized gains of $53.3 million during the third quarter of 2016 compared to $166.5 million during the comparable period of 2015. While the rate of appreciation has slowed throughout 2016, it has remained positive due to rising occupancy and market rents, as well as compression in capitalization rates.

Real Estate Joint Ventures and Limited Partnerships:

Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $24.5 million during the third quarter of 2016, compared to gains of $105.5 million during the comparable period of 2015. While the rate of appreciation has slowed throughout 2016, it has continued as a result of rising occupancy and market rents, as well as limited compression in capitalization rates.

Marketable Securities:

The Account’s marketable securities experienced net realized and unrealized losses of $22.9 million during the third quarter of 2016 compared to net realized and unrealized gains of $3.7 million during the comparable period of 2015. During the third quarter of 2016, the markets for REITs in the U.S. decreased 1.2% as measured by the FTSE NAREIT All Equity REITs Index, compared to a increase of 1.0% in the third quarter of 2015. Depreciation on the real estate related equity securities moved in line with the market movements.

Additionally, the Account held $4.4 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:

Mortgage loans payable experienced unrealized losses of $29.1 million during the third quarter of 2016 compared to unrealized gains of $11.4 million during the comparable period of 2015. The unrealized gains and losses were consistent with the directional movement of Treasury rates during the comparable period.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.4 billion and $4.2 billion (18.5% and 18.9% of the Account’s net assets at such dates, respectively).

Participant Flows: Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

During the nine months ended September 30, 2016, the Account received $2.3 billion in premiums from participants offset by participant outflows of $1.6 billion in annuity payments and withdrawals and death benefits. During the nine months ended September 30, 2015, the Account received $2.1 billion in premiums from participants offset by participant outflows of $1.5 billion in annuity payments and withdrawals and death benefits.

Net Income and Marketable Securities

The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $411.2 million for the nine months ended September 30, 2016, as compared to $364.6 million for the comparable period of 2015. The increase in total net investment income is described more fully in the Results of Operations section.

As of September 30, 2016, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 23.2% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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

As of September 30, 2016, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of September 30, 2016, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 15.0%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of September 30, 2016, $47.6 million in principal amount of mortgage obligations secured by real estate investments wholly owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.

Recent Transactions

The following describes property transactions by the Account during the third quarter of 2016. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.

Purchases

Pacific City—Huntington Beach, CA

On July 12, 2016, the Account purchased a 70% interest in a joint venture which holds a retail property located in Huntington Beach, California. The Account purchased its interest for $129.7 million.

Fashion Show—Las Vegas, NV

On July 29, 2016, the Account purchased a 49% interest in a joint venture which holds a retail property located in Las Vegas, Nevada for $815.0 million. The Account's gross interest in the property was $1.2 billion, encumbered by $411.1 million of mortgage loans (the Account's share), as further discussed in the Financings section below.

The Hub—Long Island City, NY

On August 12, 2016, the Account purchased a 95% interest in a joint venture which holds an office property located in Long Island City, New York for $55.2 million. The Account's gross interest in the property was $85.4 million, encumbered by a $30.2 million mortgage loan (the Account's share), as further discussed in the Financings section below.

Pinto Business Park: Fallbrook 1 and 2—Houston, TX

On September 14, 2016, the Account purchased two newly constructed industrial properties located in Houston, Texas for $49.5 million. This acquisition completes the multi-property acquisition for Pinto Business Park.

Sales

Northpark Village Square—Valencia, CA

On July 14, 2016, the Account sold this retail property located in Valencia, California for a net sales price of $57.6 million, realizing a gain of $16.4 million from the sale, the majority of which has been previously recognized as unrealized gains in the Account's consolidated statements of operations. The Account's cost basis in the property at the date of sale was $41.2 million.

Four Oaks Place LP—Houston, TX

On August 29, 2016, the Account's Four Oaks Venture LP sold a portion of land to the State of Texas for $0.5 million, realizing a gain of $0.2 million from the sale.

Loans Receivable

DJM Capital Partners—Huntington Beach, CA

On July 12, 2016, concurrent with the purchase of its 70% interest in the joint venture, the Account entered into a $30.9 million loan receivable with the joint venture partner. The loan includes an option to increase the principal balance up to $35.0 million. The loan has an interest rate of 4.20% and has a maturity date of July 1, 2018.

Simply Safe Storage Portfolio—Various, USA

On September 21, 2016, the Account entered into a $37.5 million mezzanine loan receivable position on a portfolio comprised of 102 self-storage properties managed by Simply Safe Storage. The loan has an interest rate of 8.25% and is interest only through maturity. The loan matures on September 6, 2021.

Financings

Charleston Plaza—Mountain View, CA

On July 11, 2016, the Account extinguished a $34.3 million mortgage loan associated with the property.

Fashion Show—Las Vegas, NV

On July 29, 2016, Fashion Show Holding I, LLC, a joint venture investment, in which the Account holds a 49% interest, assumed a $409.2 million mortgage loan (the Account's share) with a 4.03% interest rate, maturing on November 1, 2024 and a $1.9 million mortgage loan (the Account's share) with an interest rate of 6.06%, maturing on November 15, 2021.

The Hub—Long Island City, NY

On August 12, 2016, MRA Hub 34 Holding, LLC joint venture investment, in which the Account holds a 95% interest, assumed a $30.2 million mortgage loan (the Account's share). The loan has an interest rate of 3.35% plus 30-day LIBOR and matures on September 1, 2019.

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

Valuation of Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Account’s loans receivable are classified within level 3 of the valuation hierarchy.

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

Loans Receivable—The Account has ownership interest in loans receivable. Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss). Interest income from mortgage loans receivable is recognized using the effective interest method over the expected life of the loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of September 30, 2016, represented 78.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of September 30, 2016, 21.1% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2016. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2016.

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
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements5, Keogh Contract,6 Retirement Choice and Retirement Choice Plus Contracts and Endorsements6, and Retirement Select and Retirement Select Plus Contracts.[7]

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
**(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of November, 2016.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 8, 2016	By:	/s/ Robert G. Leary
Robert G. Leary Executive Vice President, Chief Executive Officer, TIAA Global Asset Management (Principal Executive Officer)

November 8, 2016	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial Officer)