Form 10-K
period 2016-12-31
TIAA REAL ESTATE ACCOUNT
filed 2017-03-20
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  __________ to  _________
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
The Account is regulated by the New York Department of Financial Services (“NYDFS”), and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.
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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as publicly traded REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have comprised interests in these securities; although, the Account has held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2016, REIT securities comprised approximately 4.4% of the Account’s net assets, and the Account held no CMBS as of such date.
Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government related instruments, including U.S. Treasury bills;

•	Long-term government related instruments, such as securities issued by U.S. government agencies or U.S. government-sponsored entities;

•	Short-term non-government related instruments, such as money market instruments and commercial paper;

•	Long-term non-government related instruments, such as corporate debt securities; and

•	Stock of companies that do not primarily own or manage real estate.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this report, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of December 31, 2016, the Account did not hold any foreign real estate investments.
Investments Summary. At December 31, 2016, the Account’s net assets totaled $24.3 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships, loans receivable and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 83.3% of the Account’s net assets.
At December 31, 2016, the Account held a total of 129 real estate investments (including its interests in 24 real estate-related joint ventures), representing 79.1% of the Account’s total investments, measured on a gross asset value basis (“Total Investments”). As of that date, the Account also held investments in government agency notes (representing 8.7% of Total Investments), U.S. Treasury securities (representing 6.5% of Total Investments), REIT equity securities (representing 4.1% of Total Investments), loans receivable (representing 1.1% of Total Investments) and real estate limited partnerships (representing 0.5% of Total Investments). See the Account’s audited consolidated financial statements for more information as to the Account’s investments as of December 31, 2016.
Borrowing. The Account is authorized to borrow money and assume or obtain a mortgage on a property (i.e., make leveraged real estate investments). Under the Account’s current investment guidelines, management intends to maintain the Account’s loan-to-value ratio (as defined below) at or below 30% (measured at the time of incurrence and after giving effect thereto). Forms of borrowing may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on the Account’s properties; or

•	extending the maturity date of outstanding debt.
The Account’s loan-to-value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.
As of December 31, 2016, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $4.4 billion and the Account’s loan-to-value ratio was approximately 15.0%.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio. Such prepayments may require the Account to pay fees or ‘yield maintenance’ amounts to lenders.

In addition, the Account may obtain a line of credit to meet short-term cash needs, if needed. Management expects the proceeds from any such short-term borrowing would be used to meet the cash flow needs of the Account’s properties and real estate-related investments.
The Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account, meaning that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. When possible, the Account will seek to have loans mature at varying times to limit the risks of borrowing.
Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this report.
Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of the Board, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, to the Account on an “at-cost” basis.
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
Subject to the terms of the contracts and a participant’s employer’s plan, a participant can move money to and from the Account in the following ways, among others:

•
from the Account to a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity or a mutual fund (including TIAA-CREF affiliated mutual funds) or other options available under the plan;

•
to the Account from a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity (transfers from TIAA’s Traditional Annuity under RA, GRA or Retirement Choice contracts are subject to restrictions), a TIAA-CREF affiliated mutual fund or from other companies/ plans;

•	by withdrawing cash; and/or

•	by setting up a program of automatic withdrawals or transfers.
Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day, but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, individual participants are subject to certain limitations on making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s prospectus. The effective date of the limitation as applies to an individual participant will be reflected on his or her applicable contract or endorsement form. See the Account’s prospectus for more information.
Appraisals and Valuations. With respect to the Account’s real property investments or associated interest in the underlying property held by a joint venture investment (collectively "real properties"), following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties are appraised each quarter by an independent third-party state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).
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
This liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units. Primarily as a result of significant net participant transfers in the second half of 2008 and the first half of 2009, pursuant to this liquidity guarantee obligation, the TIAA General Account purchased an aggregate of $1.2 billion of liquidity units issued by the Account between December 2008 and June 2009. Since July 1, 2009, and through the date of filing this Annual Report on Form 10-K, no further liquidity units have been purchased.
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

Available Information. The Account’s annual report on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa.org. Information contained on this website is expressly not incorporated by reference into this Annual Report on Form 10-K.

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
RISKS ASSOCIATED WITH REAL ESTATE INVESTING
General Risks of Acquiring and Owning Real Property. As referenced elsewhere in this report, the substantial majority of the Account’s net assets consist of direct ownership interests in real estate. As such, the Account is particularly subject to the risks inherent in acquiring and owning real property, including in particular the following:

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
In addition, the Account owns and operates a number of properties in the Washington, D.C. metropolitan area and a prolonged period of significantly diminished federal expenditures could have an adverse impact on demand for office space by the U.S. government and the sectors and industries dependent upon the U.S. government in such region or other regions where the government or such related businesses are large lessees.
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

General Risks of Selling Real Estate Investments. Among the risks of selling real estate investments are:

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

Valuation and Appraisal Risks. Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional’s opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Any future disruptions in the macroeconomy, real estate markets and the credit markets, such as those that occurred from 2008-2011, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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

Investment Risk Associated with Participant Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in publicly traded liquid investments (other than real estate and real estate-related investments), consisting of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate-related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic or geopolitical conditions, the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally.
In the second half of 2008 and in 2009, the Account experienced significant net participant transfers out of the Account, eventually causing the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis) throughout all of 2009 and into early 2010. Due in large part to this activity, the TIAA liquidity guarantee was initially executed in December 2008. See “Liquidity and Capital Resources—Liquidity Guarantee,” in the section of this report entitled "Management's Discussion and Analysis of the Account's Financial Conditions and Results of Operations." Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If a significant amount of net participant transfers out of the Account were to recur, particularly in high volumes similar to those experienced in late 2008 and 2009, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in early 2010, there is no guarantee that redemption activity will not increase again, perhaps in a significant and rapid manner.
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2016, the Account’s non-real estate-related liquid assets comprised 16.7% of its net assets and the Account's real estate-related liquid assets comprised 4.4% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
In an appreciating real estate market, generally, this large percentage of assets held in liquid investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury securities and related highly liquid securities, such as has existed since 2009 and which may persist in the future. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2016, the Account’s loan-to-value ratio was approximately 15.0%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.
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
Risks of Joint Ownership. Investing in joint venture partnerships or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account is required to take action.

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

•
a co-venturer may be more or less likely than the Account to agree to modify the terms of significant agreements (including loan agreements) binding the venture, or may significantly delay in reaching a determination whether to do so, each of which may frustrate the business objectives of the Account and/or lead to a default under a loan secured by a property owned by the venture; or

•
for reasons related to its own business strategy, a co-venturer may have different concentration standards as to its investments (geographically, by sector, or by tenant), which might frustrate the execution of the business plan for the joint venture.

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

Risks of Developing or Redeveloping Real Estate or Buying Recently Constructed Properties. If the Account chooses to develop or redevelop a property or buys a recently constructed property, it may face the following risks:

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

Risks with Purchase-Leaseback Transactions. To the extent the Account invested in a purchase-leaseback transaction, the major risk is that the third party lessee will be unable to make required payments to the Account. If the leaseback interest is subordinate to other interests in the real property, such as a first mortgage or other lien, the risk to the Account increases because the lessee may have to pay the senior lienholder to prevent foreclosure before it pays the Account. If the lessee defaults or the leaseback is terminated prematurely, the Account might not recover its investment unless the property is sold or leased on favorable terms.
Real Estate Regulatory Risks. Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multifamily properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.
Environmental Risks. The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and was not responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required clean-up relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.
Uninsurable Losses. Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, and any such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, we are reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, we may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s returns.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES
The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2016, REIT securities comprised approximately 4.4% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.
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
Financial / Credit Risk. The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.
Market Volatility Risk. The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets even regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.
Interest Rate Volatility. The risk that interest rate volatility may affect the Account’s current income from an investment. As interest rates rise, the value of certain debt securities (such as those bearing lower fixed rates) held by the Account is likely to decrease. As of the date of this report, interest rates in the United States are at or near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates.
Deposit / Money Market Risk. The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses.
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

•
We may invest from time to time in securities issued by (i) entities domiciled in foreign countries, (ii) domestic affiliates of such entities and/or (3) foreign domiciled affiliates of domestic entities. Such investments could be subject to the risks associated with investments subject to foreign regulation, including political unrest or the seizure, expropriation, repatriation or nationalization of the issuer’s assets. These events could depress the value of such securities and/or make such securities harder to sell on favorable terms, if at all.

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

RISKS OF SECURITIES LENDING
In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk the borrower or Agent may default on its contractual obligations to the Account. Each Agent bears the risk that the borrower may default on its obligation to return the loaned securities, as the Agent is contractually obligated to indemnify the Account if, at the time of a default by a borrower, some or all of the loaned securities have not been returned.
CONFLICTS OF INTEREST WITHIN TIAA
General. TIAA and its affiliates (including TIAA-CREF Alternatives Advisors, LLC and Teachers Advisors, LLC, its wholly-owned subsidiaries and registered investment advisers, and TH Real Estate Global, its wholly-owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities. As such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.
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
NO OPPORTUNITY FOR PRIOR REVIEW OF TRANSACTIONS
Investors do not have the opportunity to evaluate the economic or financial merit of the purchase, sale or financing of a property or other investment before the Account completes the transaction, so investors rely solely on TIAA’s judgment and ability to select investments consistent with the Account’s investment objective and policies. Further, the Account may change its investment objective and pursue specific investments in accordance with any such amended investment objective without the consent of the Account’s investors.

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
CYBERSECURITY RISKS
With the increased use of technologies such as the Internet to conduct business, the Account and its service providers (including, but not limited to, TIAA, Services, the independent fiduciary and the Account’s custodian and financial intermediaries) are susceptible to cybersecurity risks. In general, cyber-security attacks can result from infection by computer viruses or other malicious software or from deliberate actions or unintentional events, including gaining unauthorized access through “hacking” or other means to digital systems, networks, or devices that are used to service the Account’s operations in order to misappropriate assets or sensitive information, corrupt data, or cause operational disruption. Cybersecurity attacks can also be carried out in a manner that does not require gaining unauthorized access, including by carrying out a “denial-of-service” attack on the Account or its service providers’ websites. In addition, authorized persons could inadvertently or intentionally release and possibly destroy confidential or proprietary information stored on the Account’s systems or the systems of its service providers.
Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT stocks or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account and the value of your accumulation units. Such disruptions or impacts may result in: financial losses; interference with the processing of contract transactions, including the processing of orders from TIAA’s website; interfere with the Account’s ability to calculate AUVs; barriers to trading and order processing; Account contract owners’ inability to transact business with the Account; violations of applicable federal and state privacy or other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents in the future. The Account and its contract owners could be negatively impacted by such cyber-attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cybersecurity attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, participants will find general information about each of the Account’s investments as of December 31, 2016. The Account’s investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	779,521	81.3%	$50.35	$810.0	(4)
Colorado Center(5)	Santa Monica, CA	1984	2004	1,127,893	67.4%	40.61	567.8
Fourth & Madison	Seattle, WA	2002	2004	845,533	88.2%	27.18	521.0	(4)
99 High Street	Boston, MA	1971	2005	732,432	86.8%	49.41	514.1
501 Boylston Street	Boston, MA	1940, 1961	2006	610,075	98.0%	48.05	490.3	(4)
780 Third Avenue	New York, NY	1984	1999	499,144	90.8%	55.10	425.0	(4)
701 Brickell Avenue	Miami, FL	1986	2002	677,667	90.7%	34.97	380.7	(4)
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	86.6%	22.49	347.0
Four Oaks Place LP(13)	Houston, TX	1983, 2016	2012	2,332,915	91.9%	22.71	342.3
1900 K Street NW	Washington, D.C.	1996	2004	345,781	98.5%	46.32	335.0	(4)
55 Second Street	San Francisco, CA	2002	2014	379,328	92.7%	39.66	335.0	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	251,076	73.7%	63.41	320.7
21 Penn Plaza	New York, NY	1931, 2012- 2014	2014	373,335	93.6%	41.52	275.2
400 Fairview(12)	Seattle, WA	2015	2015	346,904	77.9%	33.04	243.6
1401 H Street NW	Washington, D.C.	1992	2006	350,787	86.1%	45.51	230.0	(4)
One Boston Place(6)	Boston, MA	1970	2002	804,444	79.9%	45.80	224.2
Fort Point Portfolio	Boston, MA	1890-1920, 1986-2010	2016	406,208	94.7%	35.46	223.0
837 Washington	New York, NY	1938, 2012- 2014	2015	55,497	100.0%	170.21	215.0
Foundry Square II(17)	San Francisco, CA	2002	2014	507,686	98.9%	53.16	200.1
409-499 Illinois Street(20)	San Francisco, CA	2008, 2010	2015	463,985	99.0%	48.69	196.8
225 Binney Street(19)	Cambridge, MA	2013	2015	305,212	100.0%	40.50	194.9
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,958	96.3%	17.08	190.1
88 Kearny Street	San Francisco, CA	1986	1999	227,882	86.9%	51.92	172.3
Castro Station	Mountain View, CA	2000, 2013	2015	114,809	93.6%	77.88	158.2
Wilton Woods Corporate Campus	Wilton, CT	1974, 2001	2001	531,606	77.5%	25.13	141.9
Campus Pointe 1(27)	San Diego, CA	1980, 2012	2016	449,759	99.4%	27.20	137.5
Urban Centre	Tampa, FL	1984, 1987	2005	550,666	79.6%	27.72	121.4
430 West 15th Street	New York, NY	1950	2016	98,087	100.0%	84.11	116.1
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,890	49.7%	31.99	115.0
Campus Pointe 2(22)	San Diego, CA	1997, 2016	2016	305,006	100.0%	36.83	85.7
The Ellipse at Ballston	Arlington, VA	1989	2006	196,676	85.3%	43.49	79.8
1500 Owens(21)	San Francisco, CA	2009	2015	158,267	100.0%	48.75	74.8
200 Middlefield Road	Menlo Park, CA	1967, 2012- 2013	2014	41,933	100.0%	76.22	60.5
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	92.6%	28.89	60.0

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Camelback Center	Phoenix, AZ	2001	2007	232,615	77.1%	$24.82	$56.4
The Hub(25)	Long Island City, NY	1924	2016	296,632	52.6%	14.35	54.9
8270 Greensboro Drive	McLean, VA	2000	2005	158,341	92.6%	33.35	47.6
817 Broadway(26)	New York, NY	1900	2016	139,410	81.0%	22.44	20.8
Subtotal—Office Properties					87.1%		$9,084.7
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,981,894	100.0%	$4.49	$438.0
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	98.5%	2.62	201.3
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	1,490,235	100.0%	4.48	174.2
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100.0%	4.16	166.1
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	91.5%	6.06	135.0
Pinto Business Park	Houston, TX	2014, 2015, 2016	2015, 2016	1,641,141	51.7%	5.31	134.2
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	100.0%	6.09	126.3
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	94.8%	5.00	104.0
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	97.3%	6.17	102.7
Amazon Distribution Center(28)	Teterboro, NJ	1958, 1974	2013	616,992	100.0%	8.83	101.0
Weston Business Center	Weston, FL	1998-1999	2011	679,918	67.0%	8.30	92.7
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	100.0%	3.61	86.7
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,748	96.9%	3.02	85.5
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100.0%	4.28	83.1
Oakmont IE West Portfolio	Fontana, CA	2014-2015	2015	709,941	56.1%	4.98	82.7
Chicago Caleast Industrial Portfolio	Chicago, IL	1974, 2005	2003	1,145,152	100.0%	4.18	81.8
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	94.3%	6.32	76.7
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100.0%	4.66	71.9
Northwest Houston Industrial Portfolio	Houston, TX	1981	2014	1,010,912	100.0%	4.09	68.2
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	1,295,440	95.9%	2.98	62.8
Pinnacle Industrial Portfolio	Grapevine, TX	2003, 2004, 2006	2006	899,200	88.6%	3.62	52.8
Ontario Mills Industrial Portfolio	Ontario, CA	2014	2014	435,733	100.0%	5.08	52.0
200 Milik Street	Carteret, NJ	2013	2015	232,134	100.0%	10.75	51.2
Stevenson Point	Newark, CA	2000	2015	312,885	100.0%	9.08	49.3
Centre Pointe and Valley View	Los Angeles County, CA	1965, 1989	2004	307,685	93.8%	6.14	42.8
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100.0%	4.64	42.0
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100.0%	6.25	41.3
Landover Logistics	Landover, MD	2013	2014	360,550	46.4%	7.84	39.8
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	100.0%	5.46	31.7

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Beltway North Commerce Center	Houston, TX	2014	2015	352,000	—	$—	$19.5
Park 10 Distribution	Houston, TX	1980	2014	152,638	82.3%	4.99	11.3
Subtotal—Industrial Properties					92.3%		$2,908.6
RETAIL PROPERTIES
Fashion Show(24)	Las Vegas, NV	1981	2016	1,911,837	97.5%	$35.70	$839.1
The Florida Mall(8)	Orlando, FL	1986	2002	1,034,449	100.0%	55.10	755.8
DDR Joint Venture(7)	Various, USA	Various	2007	8,551,095	95.4%	12.18	552.8
The Forum at Carlsbad	Carlsbad, CA	2003	2011	263,708	98.5%	38.89	221.5	(4)
Miami International Mall(8)	Miami, FL	1982	2002	305,170	100.0%	50.25	161.1
West Town Mall(8)	Knoxville, TN	1972	2002	961,143	96.6%	18.79	154.4
Florida Retail Portfolio(9)	Various, FL	1974, 2005	2006	459,433	96.9%	20.73	147.6
Pacific City(23)	Huntington Beach, CA	2015	2016	189,943	87.6%	38.80	128.5
Valencia Town Center(16)	Valencia, CA	1991	2012	1,085,985	95.4%	17.98	128.0
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	100.0%	30.47	125.0
The Shops at Wisconsin Place	Chevy Chase, MD	2007-2010	2012	117,202	97.5%	51.23	112.2	(14)
Plaza America	Reston, VA	1995	2014	164,398	91.7%	32.01	109.0
Marketfair	West Windsor, NJ	1987	2006	242,731	96.0%	29.97	104.2
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100.0%	36.72	92.0
Mazza Gallerie	Washington, D.C.	1975	2004	294,112	85.8%	14.18	78.0
South Denver Marketplace	Denver, CO	1996-1998	2013	261,135	100.0%	16.15	73.0
Publix at Weston Commons	Weston, FL	2005	2006	126,922	100.0%	28.42	73.0
Southside at McEwen	Franklin, TN	2012	2014	92,470	100.0%	27.00	48.8
32 South State Street	Chicago, IL	1925	2016	96,354	100.0%	26.84	46.5	(4)
401 West 14th Street(18)	New York, NY	1923, 2007	2014	62,200	100.0%	152.29	41.1
1619 Walnut Street	Philadelphia, PA	1937, 2013	2013	34,047	100.0%	39.33	23.4
Subtotal—Retail Properties					96.5%		$4,015.0
OTHER COMMERCIAL PROPERTIES
425 Park Avenue(10)	New York, NY	N/A	2011	N/A	N/A	N/A	$450.0
Storage Portfolio(11)	Various, USA	1972, 1990	2003	1,674,220	91.9%	18.87	156.5
Subtotal—Other Commercial Properties							$606.5
Subtotal—Commercial Properties					92.0%		$16,614.8
RESIDENTIAL PROPERTIES
Palomino Park	Highlands Ranch, CO	1996-2001	2005	N/A	95.5%	N/A	$314.1	(4)
The Colorado	New York, NY	1987	1999	N/A	86.7%	N/A	258.1	(4)
The Corner	New York, NY	2010	2011	N/A	93.4%	N/A	250.0	(4)
The Woodley	Washington, D.C.	2014	2014	N/A	91.5%	N/A	203.0
MiMA(15)	New York, NY	2010	2012	N/A	100.0%	N/A	194.7
The Louis at 14th	Washington, D.C.	2013-2014	2014	N/A	91.8%	N/A	183.2
Stella	Marina Del Rey, CA	2013	2013	N/A	93.0%	N/A	173.1
Mass Court	Washington, D.C.	2004	2012	N/A	93.2%	N/A	169.0	(4)
250 North 10th Street	Brooklyn, NY	2014	2015	N/A	89.3%	N/A	162.0
Houston Apartment Portfolio	Houston, TX	1984-2004	2006	N/A	99.2%	N/A	159.3
BLVD63	San Diego, CA	2014	2016	N/A	100.0%	N/A	157.0
The Manor at Flagler Village	Fort Lauderdale, FL	2014	2015	N/A	90.1%	N/A	150.8
Holly Street Village	Pasadena, CA	1997	2013	N/A	87.4%	N/A	146.0

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	91.8%	N/A	$142.1	(4)
Larkspur Courts	Larkspur, CA	1991	1999	N/A	93.9%	N/A	140.5
The Palatine	Arlington, VA	2008	2011	N/A	95.8%	N/A	130.9	(4)
Kierland Apartment Portfolio	Scottsdale, AZ	1996-2000	2006	N/A	100.0%	N/A	127.9	(4)
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	91.8%	N/A	107.2	(4)
Union - South Lake Union	Seattle, WA	2012	2015	N/A	94.4%	N/A	105.3
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	92.4%	N/A	104.1
Casa Palma	Coconut Creek, FL	2014	2015	N/A	89.7%	N/A	97.0
Circa Green Lake	Seattle, WA	2009	2012	N/A	93.0%	N/A	92.5
Regents Court	San Diego, CA	2001	2002	N/A	91.6%	N/A	89.9	(4)
Township Apartments	Redwood City, CA	2014	2014	N/A	92.4%	N/A	89.6
Oceano at Warner Center	Woodland Hills, CA	2012	2013	N/A	93.0%	N/A	88.3
The Caruth	Dallas, TX	1999	2005	N/A	93.2%	N/A	84.3	(4)
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	92.5%	N/A	74.1
Greene Crossing	Columbia, SC	2015	2016	N/A	95.2%	N/A	65.8
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	93.5%	N/A	58.8
The Manor Apartments	Plantation, FL	2013	2014	N/A	93.3%	N/A	53.6
The Pepper Building	Philadelphia, PA	1927, 2010	2011	N/A	93.5%	N/A	52.9
The Maroneal	Houston, TX	1998	2005	N/A	87.7%	N/A	52.1
The Cordelia	Portland, OR	2014	2015	N/A	91.9%	N/A	50.0
Westcreek	Westlake Village, CA	1988	1997	N/A	90.5%	N/A	48.2
Cliffs at Barton Creek	Austin, TX	1994	2013	N/A	86.6%	N/A	45.8
The Ashton	Washington, D.C.	2009	2015	N/A	95.9%	N/A	39.2
Subtotal—Residential Properties					92.5%		$4,460.4
Total—All Properties					92.1%		$21,075.2

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2016. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures described in the Account’s prospectus and as stated in the Notes to Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account’s interest gross of debt.

(5)	This property is held in a joint venture with EOP Operating LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(6)
The Account owns a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and 0.05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(7)
This investment is held in a joint venture with DDR Corp. and consists of 25 properties located in 11 states. Fair Value shown reflects the value of the Account’s 85% interest in the joint venture, net of debt.

(8)	These investments are held in a joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(9)
This investment is held in a joint venture with Weingarten Realty Investors and contains two neighborhood and/or community shopping centers located in the Orlando and Tampa, Florida areas. Fair value shown reflects the value of the Account’s 80% interest in the joint venture.

(10)	Represents a fee interest encumbered by a ground lease real estate investment.

(11)	This investment is held in a joint venture with Storage USA. Fair value shown reflects the value of the Account’s 75% interest in the joint venture, net of debt.

(12)	This property is held in a joint venture with SCD 400 Fairview, LLC. Fair value shown reflects the value of the Account’s 90% interest in the joint venture, net of debt.

(13)	This property is held in a joint venture with Allianz US Private REIT LP. Fair value shown reflects the Account’s 51% interest in the joint venture, net of debt.

(14)	Fair value shown reflects both the retail property and the Account’s 33.3% interest in a joint venture investment.

(15)	This property is held in a joint venture with Related 42, LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(16)	This property is held in a joint venture with Westfield Holdings, LP. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(17)	This property is held in a joint venture with Norges Bank Investment Management. Fair value shown reflects the value of the Account’s 50.1% interest in the joint venture, net of debt.

(18)	This property is held in a joint venture with Taconic Investment Partners LLC. Fair value shown reflects the value of the Account’s 42.2% interest in the joint venture, net of debt.

(19)	This property is held in a joint venture with ARE - MA Region No. 54 LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(20)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 40% interest in the joint venture, net of debt.

(21)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 49.9% interest in the joint venture, net of debt.

(22)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account's 40.47% interest in the joint venture, net of debt.

(23)	This property is held in a joint venture with DJM Capital Partners. Fair value shown reflects the value of the Account's 70% interest in the joint venture, net of debt.

(24)	This property is held in a joint venture with General Growth Properties. Fair value shown reflects the value of the Account's 50% interest in the joint venture, net of debt.

(25)	This property is held in a joint venture with Metro Realty Holdings. Fair value shown reflects the value of the Account's 95% interest in the joint venture, net of debt.

(26)	This property is held in a joint venture with Taconic Investment Partners, LLC. Fair value shown reflects the value of the Account's 61.46% interest in the joint venture, net of debt.

(27)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account's 45% interest in the joint venture, net of debt.

(28)	Investment was formerly named Mohawk Distribution Center.
Commercial (Non-Residential) Investments
At December 31, 2016, the Account held 93 commercial (non-residential) investments in its portfolio, including a portfolio of storage facilities located throughout the United States. Twenty-three of these investments were held through joint ventures, and 22 were subject to mortgages (including 12 joint venture investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.
Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•	Office. 38 investments containing approximately 18.3 million square feet located in nine states and the District of Columbia.

•	Industrial. 31 investments containing approximately 30.9 million square feet located in nine states.

•
Retail. 22 investments containing approximately 18.4 million square feet located in 16 states and the District of Columbia. One of the retail investments is an 85% interest in a portfolio containing 25 individual retail shopping centers primarily located throughout the Eastern and Southern regions.

•	Other-Land (425 Park Avenue). The Account has a fee interest encumbered by a ground lease real estate investment located in New York, NY.

•	Other-Storage. The Account has a 75% interest in a portfolio of storage facilities located throughout the United States containing approximately 1.7 million square feet.

Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2016 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,313,885	7.2%	1.9%
Microsoft Corporation(2)	479,193	2.6%	0.7%
Eli Lilly and Company(1)	429,553	2.4%	0.6%
Crowell & Moring LLP(2)	399,471	2.2%	0.6%
Atmos Energy Corporation(2)	312,238	1.7%	0.5%
Biogen MA Inc(1)	305,212	1.7%	0.5%
Bank of New York Mellon(1)	281,071	1.5%	0.4%
Fibrogen Inc(1)	238,707	1.3%	0.4%
Bridgewater Associates LP(2)	227,883	1.2%	0.3%
Pearson Education Inc(2)	225,299	1.2%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.6%	1.6%
Regal West Corporation(2)	968,535	3.1%	1.4%
Restoration Hardware, Inc.(2)	886,052	2.9%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.7%	1.2%
Exel, Inc.(2)	800,000	2.6%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.2%	1.0%
Amazon.com(2)	684,988	2.2%	1.0%
R.R Donnelley & Sons Company(2)	659,157	2.1%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.1%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.1%	1.0%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
Dick's Sporting Goods, Inc.(1)	415,902	2.3%	0.6%
Kohl's Corporation(1)	349,777	1.9%	0.5%
Ross Stores, Inc.(1)	346,072	1.9%	0.5%
J.C. Penney Corporation, Inc(1)	327,027	1.8%	0.5%
Sears, Roebuck & Co. (1)	304,465	1.7%	0.5%
The Neiman Marcus Group Inc.(3)	291,314	1.6%	0.4%
Nordstrom Inc.(3)	278,688	1.5%	0.4%
PetSmart, Inc.(3)	264,119	1.4%	0.4%
Michael's Stores, Inc.(3)	236,646	1.3%	0.4%
Wal-Mart Stores, Inc.(2)	209,751	1.1%	0.3%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly-owned property investments.

(3)	Tenant occupied space within wholly-owned property investments and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2027 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2016 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2017	155	$20.8	1.4%	1,314,447	7.2%
2018	142	35.9	2.5%	1,966,102	10.8%
2019	115	36.7	2.6%	1,379,365	7.5%
2020	106	27.4	1.9%	1,353,970	7.4%
2021	103	34.7	2.4%	2,136,162	11.7%
2022	68	21.4	1.5%	1,266,230	6.9%
2023	37	24.2	1.7%	1,135,123	6.2%
2024	43	29.4	2.0%	1,232,281	6.7%
2025	46	51.4	3.6%	908,774	5.0%
2026	23	36.2	2.5%	1,235,690	6.8%
Thereafter	34	71.1	5.0%	2,003,405	11.0%
Total	872	$389.2	27.1%	15,931,549	87.2%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2017	89	$8.2	0.6%	3,254,873	10.5%
2018	83	12.1	0.8%	5,153,191	16.7%
2019	87	8.7	0.6%	2,557,918	8.3%
2020	60	16.4	1.1%	5,642,327	18.2%
2021	44	10.7	0.7%	3,915,291	12.7%
2022	26	7.3	0.5%	4,372,421	14.1%
2023	8	2.5	0.2%	1,237,319	4.0%
2024	4	1.6	0.1%	690,208	2.2%
2025	6	3.6	0.3%	460,410	1.5%
2026	5	5.3	0.4%	1,176,157	3.8%
Thereafter	3	0.5	—%	55,454	0.2%
Total	415	$76.9	5.3%	28,515,569	92.2%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2017	268	$13.6	0.9%	1,621,676	8.8%
2018	254	18.1	1.3%	1,665,860	9.1%
2019	223	15.4	1.1%	1,749,541	9.5%
2020	222	16.7	1.2%	1,456,968	7.9%
2021	265	20.1	1.4%	2,309,103	12.6%
2022	150	11.4	0.8%	1,901,141	10.3%
2023	132	11.5	0.8%	1,192,618	6.5%
2024	120	13.4	0.9%	744,482	4.1%
2025	139	20.5	1.4%	976,008	5.3%
2026	101	9.4	0.7%	983,263	5.4%
Thereafter	68	15.0	1.0%	1,129,481	6.1%
Total	1,942	$165.1	11.5%	15,730,141	85.6%

(1)
Rental income includes income from wholly-owned properties, which is shown as Rental income on the Consolidated Statements of Operations, as well as income from properties held in joint venture investments, which is included in Income from real estate joint ventures and limited partnerships on the Consolidated Statements of Operations.

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2016.

Leasing Activity (sq. ft.)
Vacant space beginning of year	4,860,768
Vacant space acquired during the year	956,346
Vacant space disposed of during the year	(66,094)
Vacant space placed into service during the year	(8,460,733)
Expiring leases during the year	8,092,614
Vacant space end of year	5,382,901
Average remaining lease term*	51 Months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2016, leases representing approximately 9.2% of net rentable area are scheduled to expire throughout 2017. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.
Residential Properties
The Account’s residential property investment portfolio consisted of 36 properties as of December 31, 2016, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings, including one investment held in a joint venture. The portfolio contains approximately 11,750 units located in 11 states and the District of Columbia. The portfolio was 92.5% leased as of December 31, 2016. Eleven of the residential properties in the portfolio are subject to mortgages, including one joint venture investment. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The

Account is responsible for the expenses of operating its residential properties. As of December 31, 2016, the Account’s residential properties had an aggregate fair value of approximately $4.5 billion.
The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2016.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)	Avg. Rent Per Unit/ Per Month
Palomino Park(1)	Highlands Ranch, CO	1,184	1,100	1,658
Houston Apartment Porfolio(1)	Houston, TX	877	1,158	1,722
Greene Crossing	Columbia, SC	726	367	747
Kierland Apartment Portfolio(1)	Scottsdale, AZ	723	1,048	1,316
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	888	1,343
MiMA	New York, NY	500	740	5,099
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,712
The Manor at Flagler Village	Fort Lauderdale, FL	382	964	2,309
Holly Street Village	Pasadena, CA	374	879	2,209
Mass Court	Washington, D.C.	370	834	2,782
Casa Palma	Coconut Creek, FL	350	1,123	1,908
The Caruth	Dallas, TX	338	1,168	2,095
BLVD63	San Diego, CA	332	1,250	3,452
The Maroneal	Houston, TX	309	928	1,590
Union - South Lake Union	Seattle, WA	284	696	2,065
The Louis at 14th	Washington, D.C.	268	665	3,075
The Palatine	Arlington, VA	260	1,055	2,587
Regents Court	San Diego, CA	251	886	2,131
Larkspur Courts	Larkspur, CA	247	1,001	3,271
Oceano at Warner Center	Woodland Hills, CA	244	935	2,170
Stella	Marina Del Rey, CA	244	970	3,373
250 North 10th Street	Brooklyn, NY	233	676	3,614
The Woodley	Washington, D.C.	212	1,117	4,631
Cliffs at Barton Creek	Austin, TX	209	953	1,555
Circa Green Lake	Seattle, WA	199	765	2,101
The Corner	New York, NY	196	791	6,164
The Manor	Plantation, FL	194	979	1,950
The Pepper Building	Philadelphia, PA	184	817	1,820
The Legacy at Westwood	Los Angeles, CA	183	1,183	4,667
The Colorado	New York, NY	173	873	6,220
Prescott Wallingford Apartments	Seattle, WA	154	663	1,810
The Cordelia	Portland, OR	135	667	1,757
Township Apartments	Redwood City, CA	132	914	3,565
Westcreek	Westlake Village, CA	126	951	2,530
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	3,384
The Ashton	Washington, D.C.	49	1,612	4,646

(1)	Represents a portfolio containing multiple properties.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2016 to December 31, 2016, the high and low accumulation unit values for the Account were $381.636 and $362.267, respectively. For the period January 1, 2015 to December 31, 2015, the high and low accumulation unit values for the Account were $362.925 and $335.860, respectively.
Holders. The approximate number of Account contract owners at December 31, 2016 was 1,047,500.
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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Investment income:
Real estate income, net	$546.4	$486.2	$457.0	$391.0	$388.7
Income from real estate joint ventures and limited partnerships	161.8	140.1	148.1	104.7	80.9
Dividends and interest	58.9	57.6	47.7	45.1	35.3
Total investment income	767.1	683.9	652.8	540.8	504.9
Expenses	202.0	182.9	163.0	145.1	136.7
Investment income, net	565.1	501.0	489.8	395.7	368.2
Net realized and unrealized gains on investments and mortgage loans payable	619.8	1,145.4	1,628.4	1,060.2	1,011.2
Net increase in net assets resulting from operations	1,184.9	1,646.4	2,118.2	1,455.9	1,379.4
Participant transactions, net	759.8	884.6	802.9	916.3	894.8
TIAA redemption of Liquidity Units	—	—	—	(325.4)	(940.3)
Net increase in net assets	$1,944.7	$2,531.0	$2,921.1	$2,046.8	$1,333.9

	Years Ended December 31,
	2016	2015	2014	2013	2012
Total assets	$26,985.2	$24,399.4	$22,408.7	$19,417.1	$17,378.6
Total liabilities	2,680.5	2,039.4	2,579.7	2,509.2	2,517.5
Total net assets	$24,304.7	$22,360.0	$19,829.0	$16,907.9	$14,861.1
Number of per accumulation unit amounts	62.4	60.4	57.9	55.3	53.3
Net asset value, per accumulation unit	381.636	362.773	335.393	298.872	272.569
Mortgage loans payable	$2,332.1	$1,794.4	$2,373.8	$2,279.1	$2,282.6

Quarterly Selected Financial Data
The following quarterly selected unaudited financial data for each full quarter of 2016 and 2015 are derived from the consolidated financial statements of the Account for the years ended December 31, 2016 and 2015 (amounts in millions).

	2016				Year Ended December 31, 2016
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$121.7	$153.0	$136.5	$153.9	$565.1
Net realized and unrealized gain on investments and mortgage loans payable	302.1	144.5	25.9	147.3	619.8
Net increase in net assets resulting from operations	$423.8	$297.5	$162.4	$301.2	$1,184.9
Total return	1.89%	1.28%	0.68%	1.26%	5.20%

	2015				Year Ended December 31, 2015
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$103.5	$125.9	$135.2	$136.4	$501.0
Net realized and unrealized gain on investments and mortgage loans payable	490.4	149.3	287.2	218.5	1,145.4
Net increase in net assets resulting from operations	$593.9	$275.2	$422.4	$354.9	$1,646.4
Total return	2.98%	1.33%	2.00%	1.63%	8.16%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE ACCOUNT’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the Account's financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
Forward-looking Statements
Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•
Acquiring and Owning Real Estate. The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism, natural disasters, and acts of violence);

•
Selling Real Estate. The risk that the sales price of a property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the risk of a lack of availability of financing (for potential purchasers of the Account’s properties), risks associated with disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;

•
Valuation. The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects and the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

•
Borrowing. Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk associated with high loan-to-value ratios on the Account’s properties (including the fact that the Account may have limited, or no net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•
Participant Transactions and Cash Management. Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash in the Account during times of appreciating real estate values can impair the Account’s overall return;

•
Joint Venture Investments. The risks associated with joint ventures organized as limited partnerships or limited liability companies, as applicable, including the risk that a co-venturer may have interests or goals inconsistent with that of the Account, that a co-venturer may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

•	Regulatory Matters. Uncertainties associated with environmental liability and regulations and other governmental regulatory matters such as zoning laws, rent control laws, and property taxes;

•
Foreign Investments. The risks associated with purchasing, owning and disposing foreign investments (primarily real estate properties), including political risk, the risk associated with currency fluctuations (whether hedged or not), regulatory and taxation risks and risks of enforcing judgments;

•
Conflicts of Interest. Conflicts of interest associated with TIAA serving as investment manager of the Account and provider of the liquidity guarantee at the same time as TIAA and its affiliates are serving as an investment manager to other real estate accounts or funds, including conflicts associated with satisfying its fiduciary duties to all such accounts and funds associated with purchasing, selling and leasing of properties;

•
Required Property Sales. The risk that, if TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee (as determined by the independent fiduciary), the independent fiduciary could require the sales of properties to reduce TIAA’s ownership interest, which sales could occur at times and at prices that depress the sale proceeds to the Account;

•
Government and Government Agency Securities. Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•
Liquid Assets and Securities. Risks associated with investments in real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including:

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
More detailed discussions of certain of these risk factors are contained in the section of this Form 10-K entitled “Item 1A. Risk Factors” and also in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” that could cause actual results to differ materially from historical experience or management’s present expectations.
Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2016 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2016 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
Economic growth continued at a modest pace during the fourth quarter of 2016. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product (“GDP”) grew at a 1.9% annual rate in the fourth quarter as compared to 3.5% during the third quarter. Consumer spending continued to make the largest contribution. Growth was also supported by business investment and housing, which contributed to GDP for the first time since early 2016. The strong dollar and weaker global economy weighed on export activity, which reduced GDP growth by 0.53%. The labor market continued to expand during the fourth quarter. The Bureau of Labor Statistics ("BLS") reported that 445,000 jobs were added during the quarter, as compared to 716,000 during the third quarter. Nearly 2.2 million jobs were added in 2016, as compared to 2.7 million in 2015. A slowdown in job growth at this point in the cycle is not unexpected, as the US labor market is approaching “full employment”, a term used to indicate a labor market operating with little to no slack. The unemployment rate ended the year at 4.7%, down from 5.0% at year-end 2015.
Economic Indicators*

	3Q 2016	4Q 2016	2016	Forecast
				2017	2018
Economy(1)
Gross Domestic Product (GDP)	3.5%	1.9%	1.6%	2.3%	2.4%
Employment Growth (Thousands)	716	445	2,157	2,000	2,200
Unemployment Rate	4.9%	4.7%	4.9%	4.6%	4.5%
Interest Rates(2)
10 Year Treasury	1.6%	2.1%	1.8%	2.7%	3.1%
Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated time period.
The Federal Open Market Committee (“FOMC”) in December voted to raise the federal funds rate to a range of 0.50%-0.75% based on its assessment of “roughly balanced risks” to the near-term outlook and current and expected labor market conditions and inflation. The increase was the first since December 2015 and only the second rate hike in a decade. Materials released following the meeting indicated the potential for three additional quarter-point rate hikes in 2017. FOMC committee members noted in the minutes released following the December meeting that “economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate.” In late January 2017, the FOMC voted to hold the federal funds rate at the 0.50%-0.75% range.
Economic conditions suggest a continued positive foundation for real estate performance in 2017. However, uncertainty surrounding the economic and political outlook has increased. While post-election policy proposals are still being finalized, it seems likely that stronger economic growth will occur in the near term but with higher rates of inflation. The presidential election triggered stock market gains on expectations of a pro-business agenda, potential tax cuts, and government spending on infrastructure. This has already contributed to rising interest rates, and the Federal Reserve may be prompted to respond more aggressively with future increases than previously anticipated. Yields on U.S. Treasuries rose from under 2.00% to 2.50% as of early 2017 due to expected stronger economic growth and higher inflation over the longer term. Additionally, significant changes to the tax law, government spending, trade and immigration policies, and the regulatory environment are possible. Some policy proposals could generate near-term economic benefits, while others, such as restrictive trade policies, could have negative economic impacts over the longer term.

Economists’ expectations for the U.S. economy have not changed materially as of early 2017. Macroeconomic imbalances that have characterized previous downturns do not appear evident, despite the mature phase of the expansion, which is now entering its eighth year. Consequently, the January 2017 Blue Chip Economic Indicators publication puts the odds of a 2017 recession at 18%. Blue Chip economists expect a modest near-term boost to GDP in 2017 and 2018 to 2.3% and 2.4%, respectively, as compared to the 1.6% annual rate for 2016. Contributing factors include anticipated cuts in corporate and personal income tax rates which could spur stronger business and consumer spending and increased government spending on infrastructure. Employment is expected to grow by two million in 2017, despite the tight labor market and shrinking numbers of skilled workers. Continued GDP and employment growth of this magnitude would support ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate markets were healthy and active during the fourth quarter of 2016. Tenant demand for commercial space was generally steady. Construction has started to increase compared to post-recession lows, but remains historically moderate across most property types. Real Capital Analytics reported that sales of office, industrial, retail, multi-family and other commercial properties totaled $130 billion in the fourth quarter of 2016, down 20% from fourth quarter of 2015. For all of 2016, transaction volume totaled $470 billion. The 10.0% decline compared with 2015 volume was attributable to a large decline in portfolio and entity sales. Single asset sales, by comparison, were virtually unchanged. The Green Street Advisors’ Commercial Property Price Index (“CPPI”) was flat during the fourth quarter but increased 3.0% overall in 2016. However, most of the price gains occurred during the first half of the year, while values were relatively flat during the second half.
The NAREIT All Equity REIT index registered its second quarterly decline during fourth quarter 2016 when the index fell 3.3%, as compared to a 1.2% decline during the third quarter. For the year, the NAREIT All Equity REIT index posted an 8.6% gain, as compared to 12.0% for the S&P 500. NAREIT returns weakened during the second half of the year amid concerns about rising interest rates. For the quarter ending December 31, 2016, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees held relatively steady at 1.95% compared to third quarter’s 1.96% total return. For the year, the NFI-ODCE Equal Weight total return, net of fees was 8.36%. The NFI-ODCE is a fund-level return index which includes property investments at ownership share, cash balances, and leverage.
Data for the Account’s top five markets in terms of market value as of December 31, 2016 are provided below. These five markets represent 47.6% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.1% leased. As indicated by the table below, the Account’s properties in four of its five top markets average at or around 90% leased. Occupancy in the Account’s Los Angeles properties is weaker, reflective of elevated vacancy at two of the Account’s office assets there. However, recent leases signed at both properties will help lift occupancy in subsequent quarters.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
New York-Jersey City-White Plains, NY-NJ	94.2%	15	12.8%	10.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.1%	14	12.2%	9.6%
Los Angeles-Long Beach-Glendale, CA	83.4%	12	9.8%	7.7%
Boston, MA	91.0%	5	7.1%	5.6%
Seattle-Bellevue-Everett, WA	88.6%	6	5.7%	4.5%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
CB Richard Ellis Econometric Advisors (“CBRE-EA”) reported that the national office vacancy rate edged down to 12.9% during fourth quarter from 13.0% during the third quarter and 13.1% at year-end 2015. The vacancy rate continued its slow and steady progress towards the previous cyclical low of 12.4%, which was achieved in the second quarter of 2007. Conditions varied across markets, but CBRE-EA data indicate that national rent growth slowed to 1.3% in 2016, as compared to 4.0% in 2015. Demand for office space is driven by employment trends in office-using sectors such as finance and professional business services. In the fourth quarter, job growth slowed in both. The financial services sector added 41,000 jobs during the fourth quarter as compared to 44,000 in the third quarter while the professional and business services sector increased by 133,000 jobs as compared to 198,000 previously. Supply has picked up from its pre-recession lows, but continued moderate employment growth bodes well for office market conditions in most major metropolitan areas in 2017.
The CBRE-EA reported market vacancy rates in the Account’s top five office markets declined during the fourth quarter of 2016, and all were below the national average except Washington, D.C. With office-using employment growing at a favorable clip in the metro division, it has been the smaller federal government footprint, along with a swollen pipeline of new supply that has contributed to the supply-demand mismatch in the office market there.
The vacancy rate for the Account’s office portfolio improved to 12.9% during fourth quarter as compared to 14.2% in the third quarter. The average vacancy rate of the Account’s properties in San Francisco and Washington, D.C. are both below their respective market averages. The average vacancy rate of the Account’s properties in New York increased and was impacted by the acquisition of a roughly 139,000 sq. ft. building that was 81% leased at the time of purchase. The property is expected to undergo a renovation and repositioning in order to take advantage of its location in the tech-favored Midtown South submarket of Manhattan. The increase in vacancy among the Account's Boston office properties was largely related to the renewal of one large tenant into a smaller footprint at the building. As part of the renewal, some space was given back at the end of 2016, with more expected in 2018.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q4	2016 Q3	2016 Q4	2016 Q3
Account / Nation			12.9%	14.2%	12.9%	13.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,502.4	5.6%	13.2%	12.6%	15.8%	16.1%
Boston, MA	1,451.6	5.4%	11.4%	9.5%	9.7%	9.8%
New York-Jersey City-White Plains, NY-NJ	1,107.1	4.2%	16.2%	15.7%	9.6%	9.8%
San Francisco-Redwood City-South San Francisco, CA	1,039.5	3.9%	3.8%	3.2%	6.5%	6.7%
Seattle-Bellevue-Everett, WA	954.6	3.6%	11.3%	11.4%	8.2%	8.6%

*	Source: CBRE-EA. Vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of un-leased space.
Industrial
Industrial market conditions benefit from economic growth, which includes industrial production, international trade flows, and consumer spending. The appreciation of the dollar continued to weigh on export activity, but the decline in exports has been partially offset by growth in imports, which are a key driver of warehouse demand. Also benefiting the industrial market has been strong consumer spending, particularly in the e-commerce space, which has supported strong demand for warehouse space in many markets. Economic conditions held the national industrial availability rate to 8.2% during the fourth quarter. Construction has increased in response to historically low availability rates, but is concentrated in relatively few markets. Consequently, national rent growth averaged 6.6% in 2016, as compared to 5.3% in 2015. With supply beginning to increase, however, the industrial market may be approaching a plateau; vacancy improvements are likely to become more modest, and near-term rental growth tempered.

Market availability rates as reported by CBRE-EA were at or below the national average in four of the Account’s top five industrial markets. Conditions were challenged in Houston during 2016 where increasing supply and moderating demand contributed to above average availability. As shown in the following table, the weighted average vacancy rate of the Account’s industrial properties increased during the fourth quarter to 7.7%, up from 6.1% during third quarter. The availability rate in the Account’s Houston industrial portfolio was substantially above average, reflective of an empty building located in the north submarket, and the acquisition of two newly built industrial buildings. The new acquisitions are located within the Account’s existing investment in the industrial business park, which was initially acquired in 2015. On the whole, the Account’s buildings in the park are 51.7% leased. Availability rates in each of the Account’s other four top industrial markets were near or well below their respective market averages.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q4	2016 Q3	2016 Q4	2016 Q3
Account / Nation			7.7%	6.1%	8.2%	8.2%
Riverside-San Bernardino-Ontario, CA	$913.0	3.4%	3.9%	3.9%	7.5%	7.4%
Los Angeles-Long Beach-Glendale, CA	304.2	1.1%	4.5%	8.2%	3.9%	3.3%
Tacoma-Lakewood, WA	260.8	1.0%	2.1%	1.4%	4.3%	4.4%
Dallas-Plano-Irving, TX	254.0	1.0%	3.5%	3.8%	8.1%	8.2%
Houston-The Woodlands-Sugar Land, TX	233.2	0.9%	37.1%	20.3%	9.3%	9.0%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of un-leased space.
CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.
Multi-Family
Apartment demand is generated from a combination of economic, demographic and socio-economic factors including job growth, household formations, and trends in the U.S. homeownership rate. Of the four main property types, the apartment market is likely the furthest along in its real estate cycle. The national apartment vacancy rate increased for the second consecutive quarter on a year-over-year basis and is now 4.9%, up from 4.7% during fourth quarter 2015. (Year-over-year comparisons are necessary due to seasonal leasing patterns.) At this point in the cycle, softening market conditions are not unexpected as markets digest new supply. Rent growth flattened to 0.2% in 2016, as compared to 4.5% in 2015. A few major markets such as New York had negative rent growth for the year, which brought down the overall national average. With completions finally peaking, CBRE-EA expects that the apartment market will generally stabilize, with demand supported by increasing household formation and steady job growth.
Market availability rates as reported by CBRE-EA were at or below the national average in three of the Account’s top five apartment markets. The vacancy rate of the Account’s multi-family properties ticked up to average 7.5% in the fourth quarter of 2016 as compared with 7.3% in the third quarter of 2016. As shown in the following table, the average vacancy rate of the Account’s properties was relatively stable in three of its five top markets. Both Denver and Los Angeles experienced significant increases in vacancy. In Los Angeles, the increase is largely related to ongoing renovations at one of the Account’s properties located there. As leases expire, un-renovated units have been held back in order to upgrade. The uptick in vacancy at the Account’s Denver properties was primarily reflective of seasonal leasing patterns. The Account's Fort Lauderdale properties are located in submarkets that are experiencing an influx of new supply. Consequently, leasing conditions have been impacted and vacancy rates at the properties have become elevated.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2016 Q4	2016 Q3	2016 Q4	2016 Q3
Account / Nation			7.5%	7.3%	4.9%	4.5%
New York-Jersey City-White Plains, NY-NJ	$864.8	3.2%	5.5%	5.4%	3.5%	3.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	832.5	3.1%	7.1%	7.2%	4.8%	4.5%
Los Angeles-Long Beach-Glendale, CA	549.5	2.1%	9.2%	7.6%	4.0%	4.0%
Denver-Aurora-Lakewood, CO	314.1	1.2%	7.5%	5.6%	5.8%	5.1%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	301.4	1.1%	9.4%	9.3%	5.2%	5.1%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of un-leased units.
Retail
Retail sales are driven by economic, demographic, and socio-economic factors. Retailers have been challenged by shifting demographic and shopping trends. Sales growth during the fourth quarter was led by rising gasoline prices and the non-store retail segment, which suggests e-commerce was likely a significant contributor. Overall, preliminary data from the U.S. Census Bureau indicated that retail sales excluding motor vehicles and parts increased 1.4% from third quarter 2016 and 3.8% over fourth quarter 2015 sales. Retail market conditions remained steady during the fourth quarter when the national availability rate held at 10.2%. Favorable labor market conditions and rising wage growth bode well for consumer spending in 2017. The vacancy rate for the Account’s retail portfolio declined to a very low 3.5% in the fourth quarter as compared to 4.2% during the third quarter. All but two of the Account’s retail investments have a vacancy rate below 10.0% which is reflective of the overall high quality of the retail portfolio.
Outlook
Financial market volatility increased early in 2016 over concerns about slowing global growth, the collapse in oil prices, and Britain’s decision to leave the European Union, but volatility to date has been short-lived and well-tolerated. There are no indications of the types of imbalances forming in the U.S. economy that have derailed previous expansions. The economic expansion is now entering its eighth year, making it one of the longest in U.S. history. The labor market is healthy, recording the longest stretch of monthly job gains in history; 15 million jobs have been added since late-2010. With the labor market approaching full employment, wage growth has begun to pick up. Consequently, the U.S. economy appears well-positioned for continued growth. However, it is also important to recognize that the economic and political outlook is uncertain and risks are weighted to the downside.
Leading indicators of US commercial real estate performance, including labor market conditions, property market fundamentals, credit availability, and investor risk appetites remain positive. However, Treasury yields jumped following the election on expectations of stronger growth and higher long term inflation. The FOMC raised the federal funds rate for the second time in the last decade and indicated the potential for three similar quarter-point hikes in 2017. The recent increase in the ten-year Treasury likely limits the potential for additional cap rate compression. Instead, net operating income growth will be the primary driver of returns. There are good prospects for healthy rent growth in the coming year given expected GDP and employment growth and the supply/demand balance in most markets.
Despite the uncertainty, commercial real estate property markets are generally well-balanced nationally and a short-lived financial shock would likely be well tolerated. Economists expect GDP growth approaching 2.5% over the next two years and for the labor market to add two million jobs in 2017. Interest rates will rise, but should remain historically low. Inflation is still below the FOMC’s target rate. Consequently, real estate market conditions should remain healthy in 2017 if domestic economic conditions approximate economist expectations.

The Account completed six investment acquisitions during the fourth quarter and disposed of two properties. Acquisitions included the Account’s first two student housing purchases, one serving San Diego State University and one serving the University of South Carolina. Other investments included the purchase of a 100% leased urban retail property located in a prime shopping district in Chicago, a 61.46% interest in an office building located in the Midtown South submarket of Manhattan, and a 45% interest in a life science building in San Diego. The Account also provided financing for the junior mezzanine position in a Class A office property located in Boston. The Account sold two office properties in the fourth quarter of 2016, one located in a southern California metro area, and another located in Chicago. The Account continues to pursue select property types in target markets, with an emphasis on high-quality properties in prime locations where there is limited available opportunity for additional development. Management believes that a disciplined investment strategy, coupled with a focus on high-quality property in selected markets, can position the Account for favorable long-term performance, particularly given the advanced stage of the market cycle.
Management continued to emphasize active property management and leasing, while maintaining a strict adherence to expense management. The Account’s holdings were 92.1% leased during the fourth quarter as compared with 92.3% in the third quarter. The Account’s real estate assets generated a 2.09% total return during the fourth quarter of 2016. The real estate asset returns for the fourth quarter of 2016 were positive for the 27th consecutive quarter as shown in the graph below.
Management intends to continue to monitor the Account’s cash position to maintain adequate liquidity in order to fund participant payments, for operating expenses, capital expenditures for existing properties, and for additional property acquisitions. In addition to active investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. A portion of the Account’s liquid investments are held in publicly traded REITs. The Account’s portfolio consists of REIT stocks that closely replicate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. REITs provide liquidity and exposure to real estate, albeit with added volatility, as compared to direct investments in commercial real estate property.
In early 2017, Management intends to focus on property management and leasing at its existing assets, while carefully evaluating acquisitions in selected property types in target markets with an emphasis on institutional quality properties in prime locations with strong occupancy histories and favorable tenant rollover schedules. Management will also continue to evaluate opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage-backed securities. Management believes that a disciplined investment strategy in the current economic and real estate market environment will position the Account for favorable long-term performance.

Investments as of December 31, 2016
As of December 31, 2016, the Account had total net assets of $24.3 billion, a 8.7% increase from December 31, 2015. The increase in the Account’s net assets was primarily due to net participant inflows into the Account and net appreciation in value of the Account’s investments.
As of December 31, 2016, the Account owned a total of 129 real estate investments, of which 105 were wholly-owned and 24 were held in joint ventures. The real estate portfolio included 38 office investments (including 12 held in joint ventures), 31 industrial investments (all wholly-owned), 36 apartment investments (including one held in a joint venture), 22 retail investments (including ten held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities and one fee interest encumbered by a ground lease real estate investment. Of the real estate investments, 33 are subject to debt (including 13 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2016 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.1 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2016 was $4.4 billion, which represented a loan-to-value ratio of 15.0%. The Account currently has no Account-level debt.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, NV, represented 4.0% of total real estate investments and 3.1% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

Property Investments Acquired in 2016
(In millions)
Property Name	Property Type	City	State	Net Acquisition Cost (less closing costs and mortgage debt)
Wholly-Owned
Fort Point Portfolio	Office	Boston	MA	$220.4
BLVD63	Apartments	San Diego	CA	156.0
430 West 15th Street	Office	New York	NY	108.4
Greene Crossing	Apartments	Columbia	SC	63.5
Pinto Fallbrook I and II	Industrial	Houston	TX	49.5
32 South State Street(1)	Retail	Chicago	IL	20.8
Total Wholly-Owned				$618.6
Joint Ventures
Fashion Show(2)	Retail	Las Vegas	NV	$831.6
Campus Pointe 1(3)	Office	San Diego	CA	137.7
Pacific City(4)	Retail	Huntington Beach	CA	129.7
The Hub(5)	Office	Long Island City	NY	55.2
817 Broadway(6)	Office	New York City	NY	20.7
Campus Pointe 2(7)	Office	San Diego	CA	31.3
Total Joint Ventures				$1,206.2
Total				$1,824.8

(1)	Concurrent with the purchase of this property, the Account assumed a $24.0 million mortgage loan.

(2)
The Account acquired an initial 49% ownership interest in the joint venture, which has increased to 50% as of December 31, 2016, and assumed a $419.5 million mortgage loan (the Account's share). Net acquisition cost represents the Account's share.

(3)	The Account acquired a 45% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

(4)	The Account acquired a 70% ownership interest in the joint venture. Net acquisition cost represents the Account’s share.

(5)	The Account acquired a 95% ownership interest in the joint venture and assumed a $30.2 million mortgage loan (the Account's share). Net acquisition cost represents the Account's share.

(6)	The Account acquired a 61.46% ownership interest in the joint venture and assumed a $48.0 million mortgage loan (the Account's share). Net acquisition cost represents the Account's share.

(7)
The Account acquired an initial 20% ownership interest in the joint venture, which will increase to a maximum of 45% as additional capital contributions are made. Net acquisition cost represents the Account’s share.

Property Investments Sold in 2016
(In millions)
Property Name	Property Type	City	State	Net Sales Price (less selling expense)
Wholly-Owned
Residences at River's Edge	Apartments	Medford	MA	$89.4
Northpark Village Square	Retail	Valencia	CA	57.6
3 Hutton Centre Drive	Office	Santa Ana	CA	49.9
Parkview Plaza	Office	Oakbrook Terrace	IL	46.9
Northern CA RA Industrial Portfolio(1)	Industrial	Hayward	CA	4.5
Total Wholly-Owned				$248.3
Joint Ventures
Four Oaks Place(2)	Office	Houston	TX	$0.5
Total Joint Ventures				$0.5
Total				$248.8

(1)	Partial sale of property held within this investment.

(2)	The net sales price represents the Account's interest.
The following charts reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments based on the fair values at December 31, 2016.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	16.6%	20.9%	5.7%	—%	43.2%
Apartment	8.7%	8.6%	3.9%	—%	21.2%
Retail	7.6%	3.1%	7.8%	0.5%	19.0%
Industrial	7.6%	1.5%	3.9%	0.8%	13.8%
Other(2)	0.3%	2.4%	0.1%	—%	2.8%
Total	40.8%	36.5%	21.4%	1.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Top Ten Largest Real Estate Investments
Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
Fashion Show	Las Vegas	NV	Retail	$839.1	(2)	4.0%	3.1%
1001 Pennsylvania Avenue	Washington	D.C.	Office	810.0	(3)	3.8%	3.0%
The Florida Mall	Orlando	FL	Retail	755.8	(4)	3.6%	2.8%
Colorado Center	Santa Monica	CA	Office	567.8	(5)	2.7%	2.1%
DDR	Various	USA	Retail	552.8	(6)	2.6%	2.1%
Fourth and Madison	Seattle	WA	Office	521.0	(7)	2.5%	2.0%
99 High Street	Boston	MA	Office	514.1		2.4%	1.9%
501 Boylston Street	Boston	MA	Office	490.3	(8)	2.3%	1.8%
425 Park Avenue	New York	NY	Ground Lease	450.0		2.1%	1.7%
Ontario Industrial Portfolio	Ontario	CA	Industrial	438.0		2.1%	1.6%

(1)
Fair value as reported in the December 31, 2016 Consolidated Schedule of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at net equity value on a fair value basis, and are presented at the Account's ownership interest.

(2)
Fashion Show is held in a joint venture with General Growth Properties, in which the Account holds 50% interest, and is presented net of debt. As of December 31, 2016, this debt had a fair value of $433.0 million (the Account's share).

(3)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $478.9 million.

(4)
The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account holds a 50% interest, and is presented net of debt. As of December 31, 2016, this debt had a fair value of $180.6 million (the Account's share).

(5)	Colorado Center is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(6)
DDR Joint Venture, in which the Account holds an 85% interest, consists of 25 retail properties located in 11 states and is presented net of debt. As of December 31, 2016, this debt had a fair value of $648.6 million (the Account's share).

(7)	Fourth and Madison is presented gross of debt. The value of the Account's interest less the fair value of leverage is $321.1 million.

(8)	501 Boylston Street is presented gross of debt. The value of the Account's interest less the fair value of leverage is $278.2 million.
As of December 31, 2016, the Account held 79.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 8.7% of total investments, U.S. Treasury securities representing 6.5% of total investments, real estate-related equity securities representing 4.1% of total investments, loans receivable representing 1.1% of total investments, and real estate limited partnerships representing 0.5% of total investments.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2016	2015	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,009.0	$919.1	$89.9	9.8%
Real estate property level expenses:
Operating expenses	218.1	207.4	10.7	5.2%
Real estate taxes	158.7	144.4	14.3	9.9%
Interest expense	85.8	81.1	4.7	5.8%
Total real estate property level expenses	462.6	432.9	29.7	6.9%
Real estate income, net	546.4	486.2	60.2	12.4%
Income from real estate joint ventures and limited partnerships	161.8	140.1	21.7	15.5%
Interest	26.4	10.1	16.3	N/M
Dividends	32.5	47.5	(15.0)	(31.6)%
TOTAL INVESTMENT INCOME	767.1	683.9	83.2	12.2%
Expenses
Investment management charges	72.6	69.3	3.3	4.8%
Administrative charges	62.1	56.9	5.2	9.1%
Distribution charges	27.7	23.9	3.8	15.9%
Mortality and expense risk charges	1.2	1.1	0.1	9.1%
Liquidity guarantee charges	38.4	31.7	6.7	21.1%
TOTAL EXPENSES	202.0	182.9	19.1	10.4%
INVESTMENT INCOME, NET	$565.1	$501.0	$64.1	12.8%
N/M—Not meaningful
Rental Income:
Rental income increased $89.9 million, or 9.8%, as a result of net acquisition activity, increased occupancy and higher rental rates primarily in the Eastern office sector.
Operating Expenses:
Operating expenses increased $10.7 million, or 5.2%, primarily related to net acquisitions of real estate investments.
Real Estate Taxes:
Real estate taxes increased $14.3 million, or 9.9%. Increases were primarily associated with the net acquisitions of real estate investments. An additional factor to the increase was higher property tax assessments resulting from increases in values across the real estate portfolio, particularly in the Eastern and Western office sector.
Interest Expense:
Interest expense increased $4.7 million, or 5.8%, primarily due to a higher average outstanding principal balance on mortgage loans payable.

Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $21.7 million, or 15.5%, primarily related to net acquisition activity. The Account acquired over $1.1 billion in joint venture investments during the year.
Interest and Dividend Income:
Interest income increased as a result of the Account’s investment in loans receivable, while dividend income decreased proportionately with the Account's average REIT holdings.
Expenses:
The Account’s expenses increased $19.1 million, or 10.4%. Investment advisory, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  Increases in expenses were primarily attributed to the increase in net assets. Other factors, such as higher allocated expenses related to the complexity of administering and distributing the Account, contributed to the increases. Investment advisory, administrative and distribution charges were, collectively, 0.69% and 0.71% of average net assets during 2016 and 2015, respectively.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rate for these charges generally is established annually; the current rate is effective May 1, 2016 through April 30, 2017, and is charged based on the Account’s net assets.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2016 and 2015 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2016	2015	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(6.2)	$215.4	$(221.6)	N/M
Real estate joint ventures and limited partnerships	0.6	167.3	(166.7)	(99.6)%
Marketable securities	25.6	235.8	(210.2)	(89.1)%
Total realized gain on investments:	20.0	618.5	(598.5)	(96.8)%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	317.5	487.2	(169.7)	(34.8)%
Real estate joint ventures and limited partnerships	236.9	288.6	(51.7)	(17.9)%
Marketable securities	30.0	(255.1)	285.1	N/M
Loans receivable	0.3	0.6	(0.3)	(50.0)%
Mortgage loans payable	15.1	5.6	9.5	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	599.8	526.9	72.9	13.8%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$619.8	$1,145.4	$(525.6)	(45.9)%
N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily due to the sale of wholly-owned real estate property investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
The Account’s wholly-owned real estate investments experienced net realized and unrealized gains of $311.3 million for the year ended December 31, 2016, compared to $702.6 million of net realized and unrealized gains for 2015. The resulting $391.3 million decrease, when compared to the prior year, was primarily driven by market stabilizations across the sectors.
Real Estate Joint Ventures and Limited Partnerships:
The Account’s real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $237.5 million for the year ended December 31, 2016 compared to net realized and unrealized gains of $455.9 million for 2015. The resulting $218.4 million net decrease, when compared to the previous year, was driven by market stabilizations across the sectors.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized gains of $55.6 million for the year ended December 31, 2016 compared to net realized and unrealized losses of $19.3 million for the year ended December 31, 2015. During 2016, the markets for REITs increased in the U.S. as measured by the FTSE NAREIT All Equity REITs Index; the Account’s real estate related equity securities were in line with these market movements.
Additionally, the Account maintains a portfolio of government agency notes and U.S. Treasury securities which had nominal changes due to the short term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced unrealized gains of $15.1 million for the year ended December 31, 2016 compared to unrealized gains of $5.6 million for 2015. The unrealized gains in both periods were consistent with the directional movement of U.S. Treasury rates.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Investment Income
The table below shows the results of operations for the years ended December 31, 2015 and 2014 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2015	2014	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$919.1	$897.8	$21.3	2.4%
Real estate property level expenses and taxes:
Operating expenses	207.4	208.0	(0.6)	(0.3)%
Real estate taxes	144.4	134.1	10.3	7.7%
Interest expense	81.1	98.7	(17.6)	(17.8)%
Total real estate property level expenses and taxes.	432.9	440.8	(7.9)	(1.8)%
Real estate income, net	486.2	457.0	29.2	6.4%
Income from real estate joint ventures and limited partnerships	140.1	148.1	(8.0)	(5.4)%
Interest	10.1	2.8	7.3	N/M
Dividends	47.5	44.9	2.6	5.8%
TOTAL INVESTMENT INCOME	683.9	652.8	31.1	4.8%
Expenses
Investment management charges	69.3	70.7	(1.4)	(2.0)%
Administrative charges	56.9	44.9	12.0	26.7%
Distribution charges	23.9	17.3	6.6	38.2%
Mortality and expense risk charges	1.1	0.9	0.2	22.2%
Liquidity guarantee charges	31.7	29.2	2.5	8.6%
TOTAL EXPENSES	182.9	163.0	19.9	12.2%
INVESTMENT INCOME, NET	$501.0	$489.8	$11.2	2.3%
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

	Years Ended December 31,		Change
	2015	2014	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$215.4	$69.0	$146.4	N/M
Real estate joint ventures and limited partnerships	167.3	(34.7)	202.0	N/M
Marketable securities	235.8	65.4	170.4	N/M
Total realized gain (loss) on investments:	618.5	99.7	518.8	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	487.2	918.8	(431.6)	(47.0)%
Real estate joint ventures and limited partnerships	288.6	372.0	(83.4)	(22.4)%
Marketable securities	(255.1)	302.8	(557.9)	N/M
Loan Receivable	0.6	—	0.6	N/M
Mortgage loans payable	5.6	(64.9)	70.5	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	526.9	1,528.7	(1,001.8)	(65.5)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$1,145.4	$1,628.4	$(483.0)	(29.7)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily due to the sale of wholly-owned real estate property investments and real estate property investments underlying the Account’s joint venture investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
The Account’s wholly-owned real estate investments experienced net realized and unrealized gains of $702.6 million for the year ended December 31, 2015, compared to $987.8 million of net realized and unrealized gains for 2014. The resulting $285.2 million decrease, when compared to the prior year, was primarily driven by market stabilizations across the sectors.
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

Liquidity and Capital Resources
As of December 31, 2016 and 2015, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.1 billion and $4.2 billion, respectively (16.7% and 18.9% of the Account’s net assets at such dates, respectively).
Participant Flows: Year Ended December 31, 2016 compared to Year Ended December 31, 2015
During the years ended December 31, 2016 and 2015, the Account received $759.8 million and $884.6 million of net inflows from participants, respectively.
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
Management cannot predict whether any future TIAA liquidity unit purchases will be required under this liquidity guarantee. If net outflows were to occur (even if not at the same intensity as in 2008 and early 2009), it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.
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
Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $565.1 million for the year ended December 31, 2016 as compared to $501.0 million during 2015. Total net investment income increased as described more fully in the Results of Operations section.
As of December 31, 2016, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 21.1% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
Leverage
The Account may borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.
The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan-to-value ratio (as described below) is to be maintained at or below 30%. Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties; and/or

•	extending the maturity date of outstanding debt.
In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of December 31, 2016, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan-to-value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.
As of December 31, 2016, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan-to-value ratio”) was 15.0%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2016, $50.8 million in principal amount of mortgage obligations secured by real estate investments wholly-owned by the Account are obligated to be paid throughout 2017. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Recent Transactions
The following describes property transactions by the Account during the fourth quarter of 2016. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases
Greene Crossing—Columbia, SC
On October 4, 2016, the Account acquired a student housing complex located near the University of South Carolina for $63.5 million.
Fashion Show—Las Vegas, NV
On October 4, 2016, the Account purchased an additional 1% interest in a joint investment which holds a retail property located in Las Vegas, Nevada for $16.6 million, which is net of an additional $8.4 million mortgage loan obligation associated with the additional ownership interest, as further discussed in the Financing section.
BLVD63—San Diego, CA
On November 1, 2016, the Account purchased a student housing complex located near San Diego State University for $156.0 million.
32 South State Street—Chicago, IL
On November 9, 2016, the Account purchased a retail property located in Chicago, Illinois for $20.8 million, which is net of a $24.0 million mortgage loan the Account assumed concurrent with the purchase, as further discussed in the Financings section.
817 Broadway—New York City, NY
On November 21, 2016, the Account purchased a 61.46% interest in a joint venture investment which holds an office property located in New York City, New York for $20.7 million. The Account's gross interest in the property is $68.7 million, encumbered by a $48.0 million mortgage loan (the Account's share), as further discussed in the Financings section.
Campus Pointe 1—San Diego, CA
On December 15, 2016, the Account purchased a 45% interest in a joint venture investment which holds an office property located in San Diego, California for $137.7 million (the Account's share).
Sales
Parkview Plaza—Oakbrook Terrace, IL
On October 20, 2016 the Account sold an office property located in Oakbrook Terrance, Illinois for a net sales price of $46.9 million, realizing a loss of $27.9 million from the sale, the majority of which has been previously recognized as unrealized losses in the Account's consolidated statements of operations. The Account's cost basis in the property at the date of sale was $74.8 million.
3 Hutton Centre Drive—Santa Ana, CA
On November 15, 2016, the Account sold an office property located in Santa Ana, California for a net sales price of $49.9 million, realizing a loss of $4.7 million from the sale, the majority of which has been previously recognized as unrealized losses in the Account's consolidated statements of operations. The Account's cost basis in the property at the date of sale was $54.6 million.

Loans Receivable
State Street Financial Center—Boston, MA
On November 17, 2016, the Account entered into a $125.0 million mezzanine loan receivable position secured by Borrower's ownership interest in State Street Financial Center. The loan has an interest rate of 6.50% and is interest only through maturity. The loan matures on November 10, 2021.
Financings
Fashion Show—Las Vegas, NV
On October 4, 2016, the Account increased its ownership in the Fashion Show Holding I, LLC joint venture investment by 1%, resulting in an $8.4 million increase of the Account's share of the mortgage obligation.
32 South State Street—Chicago, IL
On November 9, 2016, concurrent with the purchase of an retail property located in Chicago, Illinois, the Account assumed a $24.0 million mortgage loan. The loan has an interest rate of 4.48% and matures on June 6, 2025.
817 Broadway—New York City, NY
On November 21, 2016, 817 Broadway Owner, LLC joint venture investment, in which the Account holds a 61.46% interest, assumed a $48.0 million mortgage loan (the Account's share). The loan is interest only, with an interest rate of 4.65%, maturing on December 1, 2019.
DDR Joint Venture—Various, USA
On December 1, 2016, the Account's DDR joint venture investment, in which the Account holds an 85% interest, restructured its $176.9 million term loan (the Account's share) collateralized by six properties, effectively reducing the principal balance to $148.5 million. The loan has an annual interest rate of 2% plus one month LIBOR, matures on November 30, 2019 and had two one-year extension options.
Contractual Obligations
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2016 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$50.8	$13.8	$107.4	$156.2	$125.9	$1,862.4	$2,316.5
Interest Payments(1)	89.5	87.7	86.4	81.3	73.1	214.4	632.4
Total Mortgage Loans Payable	$140.3	$101.5	$193.8	$237.5	$199.0	$2,076.8	$2,948.9
Other Commitments(2)	39.0	—	—	—	—	—	39.0
Tenant improvements(3)	38.8	—	—	—	—	—	38.8
Total Contractual Obligations	$218.1	$101.5	$193.8	$237.5	$199.0	$2,076.8	$3,026.7

(1)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2016.

(2)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(3)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2016.
The contractual obligations do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

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
Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss). Interest income from loans receivable is recognized using the effective interest method over the expected life of the loan. All loans receivable held to date were originated directly by the Account.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, limited partnerships and loans receivable, which, as of December 31, 2016, represented 80.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of December 31, 2016, 19.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The consolidated statement of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. The independent auditors’ report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 20, 2017	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial Officer)

REPORT OF THE AUDIT COMMITTEE
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
Lisa W. Hess, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member
March 20, 2017

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2016		2015
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,818.1 and $12,289.0)	$15,452.8		$14,606.2
Real estate joint ventures and limited partnerships (cost: $4,530.4 and $3,171.4)	5,759.9		4,213.2
Marketable securities:
Real estate related (cost: $883.9 and $859.5)	1,081.5	(1)	1,024.4
Other (cost: $4,054.0 and $4,207.7)	4,053.8		4,207.2
Loans receivable (cost: $294.8 and $100.0)	295.7		100.6
Total investments (cost: $22,581.2 and $20,627.6)	26,643.7		24,151.6
Cash and cash equivalents	3.0		11.9
Due from investment manager	5.9		5.7
Other	332.6	(2)	230.2
TOTAL ASSETS	26,985.2		24,399.4
LIABILITIES
Mortgage loans payable, at fair value
(principal outstanding: $2,316.5 and $1,763.7)	2,332.1		1,794.4
Accrued real estate property expenses	202.2		191.5
Payable for collateral for securities loaned	93.0		—
Other	53.2		53.5
TOTAL LIABILITIES	2,680.5		2,039.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,813.5		21,898.6
Annuity Fund	491.2		461.4
TOTAL NET ASSETS	$24,304.7		$22,360.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	62.4		60.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$381.636		$362.773
(1) Includes securities loaned of $91.2 million.
(2) Includes cash collateral for securities loaned of $93.0 million.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2016	2015	2014
INVESTMENT INCOME
Real estate income, net
Rental income	$1,009.0	$919.1	$897.8
Real estate property level expenses and taxes:
Operating expenses	218.1	207.4	208.0
Real estate taxes	158.7	144.4	134.1
Interest expense	85.8	81.1	98.7
Total real estate property level expenses and taxes	462.6	432.9	440.8
Real estate income, net	546.4	486.2	457.0
Income from real estate joint ventures and limited partnerships	161.8	140.1	148.1
Interest	26.4	10.1	2.8
Dividends	32.5	47.5	44.9
TOTAL INVESTMENT INCOME	767.1	683.9	652.8
Expenses
Investment management charges	72.6	69.3	70.7
Administrative charges	62.1	56.9	44.9
Distribution charges	27.7	23.9	17.3
Mortality and expense risk charges	1.2	1.1	0.9
Liquidity guarantee charges	38.4	31.7	29.2
TOTAL EXPENSES	202.0	182.9	163.0
INVESTMENT INCOME, NET	565.1	501.0	489.8
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	(6.2)	215.4	69.0
Real estate joint ventures and limited partnerships	0.6	167.3	(34.7)
Marketable securities	25.6	235.8	65.4
Net realized gain on investments	20.0	618.5	99.7
Net change in unrealized appreciation (depreciation) on
Real estate properties	317.5	487.2	918.8
Real estate joint ventures and limited partnerships	236.9	288.6	372.0
Marketable securities	30.0	(255.1)	302.8
Loans receivable	0.3	0.6	—
Mortgage loans payable	15.1	5.6	(64.9)
Net change in unrealized appreciation on investments and mortgage loans payable	599.8	526.9	1,528.7
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	619.8	1,145.4	1,628.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,184.9	$1,646.4	$2,118.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2016	2015	2014
FROM OPERATIONS
Investment income, net	$565.1	$501.0	$489.8
Net realized gain on investments	20.0	618.5	99.7
Net change in unrealized appreciation on investments and mortgage loans payable	599.8	526.9	1,528.7
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,184.9	1,646.4	2,118.2
FROM PARTICIPANT TRANSACTIONS
Premiums	3,064.2	2,852.3	2,432.6
Annuity payments	(41.0)	(36.7)	(31.6)
Withdrawals and death benefits	(2,263.4)	(1,931.0)	(1,598.1)
NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	759.8	884.6	802.9
NET INCREASE IN NET ASSETS	1,944.7	2,531.0	2,921.1
NET ASSETS
Beginning of period	22,360.0	19,829.0	16,907.9
End of period	$24,304.7	$22,360.0	$19,829.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,184.9	$1,646.4	$2,118.2
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(20.0)	(618.5)	(99.7)
Net change in unrealized appreciation on investments and mortgage loans payable	(599.8)	(526.9)	(1,528.7)
Purchase of real estate properties	(623.9)	(1,229.6)	(1,368.2)
Capital improvements on real estate properties	(157.2)	(167.9)	(206.7)
Proceeds from sale of real estate properties	251.1	442.9	933.8
Purchases of long term investments	(1,379.4)	(1,102.4)	(458.9)
Proceeds from long term investments	68.3	1,499.8	431.9
Increase in loans receivable	(194.8)	(100.0)	—
(Increase) decrease in other investments	153.6	(376.5)	(711.8)
Change in due to (from) investment manager	(0.2)	1.5	(4.7)
(Increase) decrease in other assets	(102.4)	(33.3)	85.7
Increase (decrease) in other liabilities	122.3	29.1	(1.7)
NET CASH USED IN OPERATING ACTIVITIES	(1,297.5)	(535.4)	(810.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	563.5	—	252.5
Payments of mortgage loans	(34.7)	(373.8)	(222.7)
Premiums	3,064.2	2,852.3	2,432.6
Annuity payments	(41.0)	(36.7)	(31.6)
Withdrawals and death benefits	(2,263.4)	(1,931.0)	(1,598.1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,288.6	510.8	832.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8.9)	(24.6)	21.9
CASH AND CASH EQUIVALENTS
Beginning of period	11.9	36.5	14.6
End of period	$3.0	$11.9	$36.5
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$84.2	$82.7	$100.1
Debt assumed as part of a real estate acquisition	$24.0	$—	$—
Loan assignment as part of a real estate disposition	$—	$200.0	$—
Conversion of note receivable	$—	$100.6	$—

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
Basis of Presentation: The accompanying consolidated financial statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
Certain prior year amounts have been reclassified to conform to the current year presentation, with no effect on previously reported net assets.
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
Real Estate Joint Ventures—The Account has limited ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income distributions from the joint ventures are recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.
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
Loans Receivable—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss).  Interest income from loans receivable is recognized using the effective interest method over the expected life of the loan.  All loans receivable held to date were originated directly by the Account.
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
Restricted Cash: The Account held $45.8 million and $50.9 million as of December 31, 2016 and 2015, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
New Accounting Pronouncements: In January 2016, the FASB issued ASU 2016-1 Financial Instruments (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). This ASU amends, amongst other items, certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Management is currently assessing the impact of ASU 2016-1 on the Account’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-2 Leases (Topic 842) (“ASU 2016-2”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. Management is currently assessing the impact of ASU 2016-2 on the Account’s Consolidated Financial Statements.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how to present cash receipts and cash payments for certain activity in the Statement of Cash Flows. These amendments are effective for public business entities within those fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently assessing the impact of ASU 2016-15 on the Account's Consolidated Financial Statements.
In November 2016, FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The statement of cash flows should present beginning-of-period and end-of-period total amounts that include cash and restricted cash. Transfers between cash and restricted cash will no longer be presented as operating, investing, or financing activities within the statement of cash flows. ASU 2016-18 is effective for annual financial statements issued for fiscal years beginning after December 15, 2017. Management is currently assessing the impact of ASU 2016-18 on the Account's Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes all existing revenue recognition guidance and establishes a five-step model to measure and recognize revenue. ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017 and the Account plans to adopt the new revenue guidance as of January 1, 2018. The Account has completed its initial scoping for the adoption of ASU 2014-09 and has determined that a limited number of asset management agreements will be in the scope of the new guidance. However, the revenue recognition patterns related to the services performed under the asset management agreements are not expected to be significantly different from the revenue recognition pattern under existing GAAP. For the adoption of ASU 2014-09, the Account is planning to utilize the modified retrospective adoption approach. Management is currently in the process of fully adopting the guidance and evaluating the final impact of the new standard.
In January 2017, the FASB issued Accounting Standard Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance for evaluating whether a set of transferred assets and activities is a business, which may result in certain real estate acquisitions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017. Management is currently assessing the impact of ASU 2017-01 on the Account’s Consolidated Financial Statements.
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
The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.
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
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2016:
Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.6%	20.9%	5.7%	—%	43.2%
Apartment	8.7%	8.6%	3.9%	—%	21.2%
Retail	7.6%	3.1%	7.8%	0.5%	19.0%
Industrial	7.6%	1.5%	3.9%	0.8%	13.8%
Other(2)	0.3%	2.4%	0.1%	—%	2.8%
Total	40.8%	36.5%	21.4%	1.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
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
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2017	$572.9
2018	539.4
2019	487.8
2020	426.5
2021	353.9
Thereafter	2,883.4
Total	$5,263.9
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2016
Real estate properties	$—	$—	$15,452.8	$—	$15,452.8
Real estate joint ventures	—	—	5,622.4	—	5,622.4
Limited partnerships	—	—	—	137.5	137.5
Marketable securities:
Real estate related	1,081.5	—	—	—	1,081.5
Government agency notes	—	2,308.9	—	—	2,308.9
United States Treasury securities	—	1,744.9	—	—	1,744.9
Loans receivable	—	—	295.7	—	295.7
Total Investments at December 31, 2016	$1,081.5	$4,053.8	$21,370.9	$137.5	$26,643.7
Mortgage loans payable	$—	$—	$(2,332.1)	$—	$(2,332.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2015
Real estate properties	$—	$—	$14,606.2	$—	$14,606.2
Real estate joint ventures	—	—	4,068.4	—	4,068.4
Limited partnerships	—	—	—	144.8	144.8
Marketable securities:
Real estate related	1,024.4	—	—	—	1,024.4
Government agency notes	—	2,666.8	—	—	2,666.8
United States Treasury securities	—	1,540.4	—	—	1,540.4
Loan receivable	—	—	100.6	—	100.6
Total Investments at December 31, 2015	$1,024.4	$4,207.2	$18,775.2	$144.8	$24,151.6
Mortgage loans payable	$—	$—	$(1,794.4)	$—	$(1,794.4)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains included in changes in net assets	311.3	242.8	0.3	554.4	15.1
Purchases(1)	786.4	1,313.6	194.8	2,294.8	(587.5)
Sales	(251.1)	—	—	(251.1)	—
Settlements(2)	—	(2.4)	—	(2.4)	34.7
Ending balance December 31, 2016	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2015
Beginning balance January 1, 2015	$13,139.0	$3,022.1	$—	$16,161.1	$(2,373.8)
Total realized and unrealized gains included in changes in net assets	702.6	416.0	0.6	1,119.2	5.6
Purchases(1)	1,407.5	835.1	100.0	2,342.6	—
Sales	(642.9)	—	—	(642.9)	—
Settlements(2)	—	(204.8)	—	(204.8)	573.8
Ending balance December 31, 2015	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)

(1)	Includes purchases, contributions for joint ventures, capital expenditures and lending for loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2016.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.3% (6.5%)
			Terminal Capitalization Rate	4.3%–7.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–7.0% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.7%–8.7% (6.7%)
			Terminal Capitalization Rate	4.8%–8.0% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.5% (5.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–7.3% (6.2%)
			Terminal Capitalization Rate	3.8%–6.0% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–5.5% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.4% (6.4%)
			Terminal Capitalization Rate	4.3%–8.5% (5.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9%–8.3% (4.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	35.7%–71.0% (43.4%)
			Equivalency Rate	3.7%–4.7% (3.9%)

		Net Present Value	Loan-to-Value Ratio	35.7%–71.0% (43.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.6 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	29.5%–61.2% (41.4%)
			Equivalency Rate	2.9%–3.6% (3.3%)

		Net Present Value	Loan-to-Value Ratio	29.5%–61.2% (41.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	18.3%–51.6% (31.3%)
			Equivalency Rate	2.9%–4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	18.3%–51.6% (31.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.3 (1.2)

Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	55.6%-79.2% (75.8%)
			Equivalency Rate	4.2%-8.3% (6.3%)

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
Mortgage Loans Payable: The significant unobservable inputs used in the fair value measurement of the Account’s mortgage loans payable are the loan-to-value ratios and the selection of certain credit spreads and weighted average cost of capital risk premiums. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.
Loans Receivable: The significant unobservable inputs used in the fair value measurement of the Account’s loans receivable are the loan-to-value ratios and the selection of certain credit spreads. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.
During the years ended December 31, 2016 and 2015 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2016	$314.2	$242.4	$0.3	$556.9	$15.1
For the year ended December 31, 2015	$718.7	$426.2	$0.6	$1,145.5	$5.6
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2016, the Account held investments in joint ventures with ownership interest percentages that ranged from 33% to 95%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.6 billion and $4.1 billion at December 31, 2016 and 2015, respectively. The Account’s most significant joint venture investment is Fashion Show, which represented 3.5% of the Account’s net assets and 3.1% of the Account’s invested assets at December 31, 2016. The Account’s proportionate share of the mortgage loans payable held within the joint venture investments at fair value was $2.1 billion and $1.6 billion at December 31, 2016 and 2015, respectively. The Account’s share in the outstanding principal of the mortgage loans payable held within the joint venture investments was $2.1 billion and $1.6 billion at December 31, 2016 and 2015, respectively.
A condensed summary of the financial position and results of operations of the joint ventures are shown below (in millions):

	December 31,
	2016	2015
Assets
Real estate properties, at fair value	$13,539.0	$9,615.7
Other assets	316.1	256.1
Total assets	$13,855.1	$9,871.8
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$3,452.9	$2,487.5
Other liabilities	213.9	162.4
Total liabilities	3,666.8	2,649.9
Total equity	10,188.3	7,221.9
Total liabilities and equity	$13,855.1	$9,871.8

	For the years ended December 31,
	2016	2015	2014
Operating Revenue and Expenses
Revenues	$714.6	$609.5	$612.8
Expenses	365.0	318.6	315.8
Excess of revenues over expenses	$349.6	$290.9	$297.0

Note 7—Investments in Limited Partnerships
The Account invests in limited partnerships, limited liability companies and private real estate equity investment trusts that own real estate properties and real estate related securities including mezzanine debt. The Account receives distributions from these investments based on the Account’s ownership interest percentage. At December 31, 2016, the Account held ownership interests in four limited partnerships and one limited liability company ranging from 5.3% to 60.0%. As of December 31, 2016 and 2015, the fair value of the Account’s ownership interest was $137.5 million and $144.8 million, respectively.
As of December 31, 2016, two of the limited partnership investments were in dissolution. Colony Realty Partners LP began liquidation in May 2014, with final dissolution anticipated during 2017. Lion Gables Apartment Fund began liquidation in February 2015 and has dissolved all of the Fund’s assets. Final dissolution of the entity is anticipated during 2017.
Transwestern Mezzanine Realty Partners III, LLC (“Transwestern”) may engage in liquidation activities in 2017 based on the terms of its partnership agreement.  The Account may elect to sell or transfer its ownership units by giving notice and acquiring consent from the management committee of Transwestern, which requires approval by a majority of the members.  Redemption of the Account’s interest in Transwestern prior to liquidation is prohibited, unless a supermajority of the members approves the redemption request.
Clarion Gables Multi-Family Trust LP allows redemptions with an advanced notice of three months or more. Redemptions are funded using the partnership’s available cash, which may not immediately be in excess of the redemption amount, and may not be sufficient to fund the redemption amount for several months. The general partner has sole discretion in identifying how much cash is available to process redemptions. The partnership allows the Account to sell its interest in the partnership, subject to the consent and approval of the general partner.
Taconic New York City GP Fund, LP prohibits redemptions in the partnership prior to liquidation. Liquidation of the partnership is estimated to begin no earlier than 2024. The partnership allows the Account to sell its interest in the partnership, subject to the consent and approval of the general partner.

Note 8—Mortgage Loans Payable
At December 31, 2016, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2016	2015
Charleston Plaza(1)(4)(8)	5.60% paid monthly	$—	$34.7	September 11, 2016
The Legend at Kierland(4)(5)	4.97% paid monthly	21.8	21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(4)	4.25% paid monthly	80.0	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
32 South State Street(4)	4.48% paid monthly	24.0	—	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	—	April 1, 2026
55 Second Street(4)(7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	—	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	—	April 1, 2028
Total Principal Outstanding		2,316.5	1,763.7
Fair Value Adjustment(3)		15.6	30.7
Total mortgage loans payable		$2,332.1	$1,794.4

(1)	The mortgage is adjusted monthly for principal payments.

(2)
Interest rates are fixed. All mortgages held as of December 31, 2016 are interest only; however, some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)
These properties are each owned by separate wholly-owned subsidiaries of TIAA for benefit of the Account. The assets and credit of each of these borrowings entities are not available to satisfy the debts and other obligations of the Account or any other entity or person other than such borrowing entity.

(5)	Represents mortgage loans on these individual properties which are held within the Kierland Apartment portfolio.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	This mortgage is comprised of three individual loans, all with equal recourse, interest and maturity. The principal balances by loan are $79.0 million, $45.0 million, and $13.5 million.

(8)	On July 11, 2016, the outstanding principal of the mortgage was paid off by the Account.

Principal payment schedule on mortgage loans payable as of December 31, 2016 was as follows (in millions):

Amount
2017	$50.8
2018	13.8
2019	107.4
2020	156.2
2021	125.9
Thereafter	1,862.4
Total maturities	$2,316.5

Note 9—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Per Accumulation Unit Data:
Rental income	$16.433	$15.538	$15.862	$15.313	$16.345
Real estate property level expenses and taxes	7.534	7.319	7.788	8.112	9.059
Real estate income, net	8.899	8.219	8.074	7.201	7.286
Other income	3.594	3.342	3.459	2.759	2.178
Total income	12.493	11.561	11.533	9.960	9.464
Expense charges(1)	3.290	3.092	2.880	2.672	2.562
Investment income, net	9.203	8.469	8.653	7.288	6.902
Net realized and unrealized gain on investments and mortgage loans payable	9.660	18.911	27.868	19.015	18.013
Net increase in Accumulation Unit Value	18.863	27.380	36.521	26.303	24.915
Accumulation Unit Value:
Beginning of period	362.773	335.393	298.872	272.569	247.654
End of period	$381.636	$362.773	$335.393	$298.872	$272.569
Total return	5.20%	8.16%	12.22%	9.65%	10.06%
Ratios to Average net Assets:
Expenses(1)	0.86%	0.86%	0.89%	0.92%	0.95%
Investment income, net	2.41%	2.37%	2.68%	2.50%	2.55%
Portfolio turnover rate:
Real estate properties(2)	1.3%	5.7%	6.5%	2.1%	10.2%
Marketable securities(3)	3.5%	10.0%	15.9%	8.4%	21.9%
Accumulation Units outstanding at end of period (in millions):	62.4	60.4	57.9	55.3	53.3
Net assets end of period (in millions)	$24,304.7	$22,360.0	$19,829.0	$16,907.9	$14,861.1

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

Note 10—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the years ended December 31,
	2016	2015	2014
Outstanding:
Beginning of period	60.4	57.9	55.3
Credited for premiums	8.2	8.1	7.7
Annuity, other periodic payments, withdrawals and death benefits	(6.2)	(5.6)	(5.1)
End of period	62.4	60.4	57.9

Note 11—Commitments and Contingencies
Commitments—The Account had $39.0 million and $45.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of December 31, 2016 and 2015, respectively. The commitment at December 31, 2016 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of December 31, 2016, $6.0 million of the commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60%-90% interest in the fund.
The Account has committed a total of $38.8 million and $46.1 million as of December 31, 2016 and 2015, respectively, to various tenants for tenant improvements and leasing inducements.
Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.
Note 12—Securities Lending
The Account may lend securities to qualified borrowers to earn additional income.  The Account receives cash collateral against the loaned securities and maintains cash collateral in an amount not less than 100% of the market value of loaned securities during the period of the loan; any additional collateral required due to changes in security values is delivered to the Account the next business day. Cash collateral received by the Account is invested exclusively in an interest-bearing deposit account.  The value of the loaned securities and the liability to return the cash collateral received are reflected in the consolidated statements of assets and liabilities.  As of December 31, 2016, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—58.0% and 60.5%

Location/Description	Type	Fair Value at December 31,
		2016		2015

Arizona:
Camelback Center	Office	$56.4		$51.1
Kierland Apartment Portfolio	Apartments	127.9	(1)	119.7	(1)
California:
3 Hutton Centre Drive	Office	—		57.1
55 Second Street	Office	335.0	(1)	335.2	(1)
88 Kearny Street	Office	172.3		165.4
200 Middlefield Road	Office	60.5		55.5
BLVD63	Apartments	157.0		—
Castro Station	Office	158.2		150.0
Centre Pointe and Valley View	Industrial	42.8		41.3
Cerritos Industrial Park	Industrial	126.3		108.7
Charleston Plaza	Retail	92.0		88.0	(1)
Great West Industrial Portfolio	Industrial	166.1		158.3
Holly Street Village	Apartments	146.0		130.7
Larkspur Courts	Apartments	140.5		135.9
Northern CA RA Industrial Portfolio	Industrial	76.7	(6)	69.5
Northpark Village Square	Retail	—		47.6
Oakmont IE West Portfolio	Industrial	82.7		76.2
Oceano at Warner Center	Apartments	88.3		82.5
Ontario Industrial Portfolio	Industrial	438.0		421.6
Ontario Mills Industrial Portfolio	Industrial	52.0		48.6
Pacific Plaza	Office	115.0		94.7
Rancho Cucamonga Industrial Portfolio	Industrial	174.2		166.1
Regents Court	Apartments	89.9	(1)	87.1	(1)
Southern CA RA Industrial Portfolio	Industrial	135.0		119.3
Stella	Apartments	173.1		170.8
Stevenson Point	Industrial	49.3		41.6
The Forum at Carlsbad	Retail	221.5	(1)	215.0	(1)
The Legacy at Westwood	Apartments	142.1	(1)	141.4	(1)
Township Apartments	Apartments	89.6		88.4
West Lake North Business Park	Office	60.0		54.4
Westcreek	Apartments	48.2		45.1
Westwood Marketplace	Retail	125.0		125.3
Wilshire Rodeo Plaza	Office	320.7		302.4
Colorado:
Palomino Park	Apartments	314.1	(1)	302.6	(1)
South Denver Marketplace	Retail	73.0		70.8
Connecticut:
Wilton Woods Corporate Campus	Office	141.9		141.3
Florida:
701 Brickell Avenue	Office	380.7	(1)	371.0
Casa Palma	Apartments	97.0		92.7
Publix at Weston Commons	Retail	73.0		68.2
Seneca Industrial Park	Industrial	102.7		87.9
South Florida Apartment Portfolio	Apartments	104.1		93.1
The Manor Apartments	Apartments	53.6		54.0
The Manor at Flagler Village	Apartments	150.8		150.5
The Residences at the Village of Merrick Park	Apartments	74.1		71.7
Urban Centre	Office	121.4		122.3
Weston Business Center	Industrial	92.7		88.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2016		2015
Georgia:
Atlanta Industrial Portfolio	Industrial	$62.8		$58.5
Shawnee Ridge Industrial Portfolio	Industrial	86.7		81.4
Illinois:
32 State Street	Retail	46.5	(1)	—
Chicago Caleast Industrial Portfolio	Industrial	81.8		73.1
Chicago Industrial Portfolio	Industrial	85.5		84.1
Parkview Plaza	Office	—		51.2
Maryland:
Landover Logistics Center	Industrial	39.8		38.3
The Shops at Wisconsin Place	Retail	92.8		103.5
Massachusetts:
99 High Street	Office	514.1		506.4
501 Boylston Street	Office	490.3	(1)	434.3
Fort Point Creative Exchange Portfolio	Office	223.0		—
Northeast RA Industrial Portfolio	Industrial	41.3		39.6
Residence at Rivers Edge	Apartments	—		87.5
New Jersey:
200 Milik Street	Industrial	51.2		50.1
Marketfair	Retail	104.2		106.5
Amazon Distribution Center(10)	Industrial	101.0		81.9
South River Road Industrial	Industrial	71.9		68.3
New York:
21 Penn Plaza	Office	275.2		270.1
250 North 10th Street	Apartments	162.0		171.0
425 Park Avenue	Ground Lease	450.0		440.0
430 West 15th Street	Office	116.1		—
780 Third Avenue	Office	425.0	(1)	420.6	(1)
837 Washington Street	Office	215.0		205.0
The Colorado	Apartments	258.1	(1)	263.6	(1)
The Corner	Apartments	250.0	(1)	265.0	(1)
Oregon:
The Cordelia	Apartments	50.0		48.5
Pennsylvania:
1619 Walnut Street	Retail	23.4		23.2
The Pepper Building	Apartments	52.9		53.2
South Carolina:
Greene Crossing	Apartments	65.8		—
Tennessee:
Southside at McEwen	Retail	48.8		47.6
Texas:
Beltway North Commerce Center	Industrial	19.5		23.4
Cliffs at Barton Creek	Apartments	45.8		46.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2016		2015
Dallas Industrial Portfolio	Industrial	$201.3		$193.2
Houston Apartment Portfolio	Apartments	159.3		175.5
Lincoln Centre	Office	347.0		315.9
Northwest Houston Industrial Portfolio	Industrial	68.2		68.8
Park 10 Distribution	Industrial	11.3		12.6
Pinnacle Industrial Portfolio	Industrial	52.8		46.7
Pinto Business Park	Industrial	134.2		93.0
The Caruth	Apartments	84.3	(1)	81.8	(1)
The Maroneal	Apartments	52.1		57.0
Virginia:
8270 Greensboro Drive	Office	47.6		48.1
Ashford Meadows Apartments	Apartments	107.2	(1)	106.0	(1)
Plaza America	Retail	109.0		106.0
The Ellipse at Ballston	Office	79.8		87.5
The Palatine	Apartments	130.9	(1)	126.9	(1)
Washington:
Circa Green Lake	Apartments	92.5		87.9
Fourth and Madison	Office	521.0	(1)	489.3	(1)
Millennium Corporate Park	Office	190.1		189.5
Northwest RA Industrial Portfolio	Industrial	31.7		29.5
Pacific Corporate Park	Industrial	42.0		36.9
Prescott Wallingford Apartments	Apartments	58.8		58.0
Rainier Corporate Park	Industrial	104.0		96.9
Regal Logistics Campus	Industrial	83.1		78.2
Union - South Lake Union	Apartments	105.3		105.0
Washington D.C.:
1001 Pennsylvania Avenue	Office	810.0	(1)	805.8	(1)
1401 H Street, NW	Office	230.0	(1)	242.2	(1)
1900 K Street, NW	Office	335.0	(1)	327.3
Mass Court	Apartments	169.0	(1)	169.1	(1)
Mazza Gallerie	Retail	78.0		92.8
The Ashton	Apartments	39.2		41.2
The Louis at 14th	Apartments	183.2		182.6
The Woodley	Apartments	203.0		203.3
TOTAL REAL ESTATE PROPERTIES
(Cost $12,818.1 and $12,289.0)		$15,452.8		$14,606.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—21.6% and 17.5%
REAL ESTATE JOINT VENTURES—21.1% and 16.9%

Location/Description	Type	Fair Value at December 31,
		2016		2015
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$567.8		$559.3
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	128.5		—
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	137.5		—
TREA Campus Pointe 2, LLC Campus Pointe 2 (40.47% Account Interest)	Office	85.7		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	74.8		73.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	200.1	(2)	189.6	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	196.8		190.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	128.0	(2)	120.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	755.8	(2)	644.5	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	147.6		136.5
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	161.1	(2)	134.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.4		19.6
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	224.2		204.3
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	194.9		192.9
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	839.1	(2)	—
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	41.1	(2)	38.9	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	20.8	(2)	—
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	54.9	(2)	—
RGM 42, LLC MiMA (70% Account Interest)	Apartments	194.7	(2)	199.0	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	154.4	(2)	128.2	(2)
Texas:

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2016		2015
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	$342.3	(2)	$379.5	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	243.6		235.5
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	552.8	(2,3)	488.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	156.5	(2,3)	132.9	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,393.2 and $3,032.3)		$5,622.4		$4,068.4

LIMITED PARTNERSHIPS—0.5% and 0.6%

Clarion Gables Multi-Family Trust LP (8.31% Account Interest)		$121.6		$112.9
Colony Realty Partners LP (5.27% Account Interest)		3.1	(10)	20.4	(10)
Lion Gables Apartment Fund (18.46% Account Interest)		0.2	(5)	—	(5)
Taconic New York City GP Fund, LP (60% Account Interest)		4.8		—
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		7.8		11.5
TOTAL LIMITED PARTNERSHIPS (Cost $137.2 and $139.1)		$137.5		$144.8
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,530.4 and $3,171.4)		$5,759.9		$4,213.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—19.3% and 21.6%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.1% and 4.2%

Shares		Issuer	Fair Value at December 31,
2016	2015		2016	2015
84,437	74,537	Acadia Realty Trust	$2.8	$2.5
26,717	18,734	Agree Realty Corporation	1.2	0.6
2,132	2,183	Alexander's, Inc.	0.9	0.8
83,175	78,684	Alexandria Real Estate Equities, Inc.	9.2	7.1
41,010	41,950	American Assets Trust, Inc.	1.8	1.6
138,467	122,225	American Campus Communities, Inc.	6.9	5.1
6,347	6,347	American Farmland Company	0.1	0.1
233,916	163,619	American Homes 4 Rent	4.9	2.7
—	35,204	American Residential Properties	—	0.7
443,315	458,181	American Tower Corp.	46.8	44.4
163,592	170,490	Apartment Investment and Management Company	7.4	6.8
223,733	181,776	Apple Hospitality Inc.	4.5	3.6
38,282	34,711	Armada Hoffler Properties Inc.	0.6	0.4
27,631	29,357	Ashford Hospitality Prime Inc.	0.4	0.4
96,553	100,517	Ashford Hospitality Trust, Inc.	0.7	0.6
143,728	148,389	Avalonbay Communities, Inc.	25.5	27.3
—	222,345	BioMed Realty Trust, Inc.	—	5.3
21,354	20,504	Bluerock Residential Growth, Inc.	0.3	0.2
160,997	166,324	Boston Properties, Inc.	20.3	21.2
183,336	195,470	Brandywine Realty Trust	3.0	2.7
319,555	190,718	Brixmore Porperty Group Inc	7.8	4.9
91,727	94,156	Camden Property Trust	7.7	7.2
—	70,056	Campus Crest Communities, Inc.	—	0.5
89,419	89,888	Care Capital Properties, Inc.	2.2	2.7
64,966	55,061	CareTrust REIT Inc.	1.0	0.6
43,788	46,704	Catchmark Timber Trust, Inc.	0.5	0.5
178,895	185,704	CBL & Associates Properties, Inc.	2.1	2.3
92,124	92,124	Cedar Shopping Centers, Inc.	0.6	0.7
39,759	40,150	Chatham Lodging Trust	0.8	0.8
63,363	64,801	Chesapeake Lodging Trust	1.6	1.6
50,961	—	Colony Starwood Homes	1.5	—
130,704	135,599	Columbia Property Trust Inc.	2.8	3.2
161,499	136,492	Communication Sales & Leasing, Inc.	4.1	2.6
13,231	7,031	Community Healthcare Trust, Inc.	0.3	0.1
117,878	—	CoreCivic, Inc.	2.9	—
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	0.2
35,452	33,372	CoreSite Realty Corporation	2.8	1.9
98,668	103,186	Corporate Office Properties Trust	3.1	2.3
—	122,465	Corrections Corporation of America	—	3.2
358,876	231,292	Cousins Properties Incorporated	3.1	2.2
378,286	362,207	Crown Castle International Corporation	32.8	31.3
189,128	184,709	Cubesmart	5.1	5.7
80,245	64,520	CyrusOne Inc.	3.6	2.4
95,203	96,068	DCT Industrial Trust, Inc.	4.6	3.6
326,844	333,126	DDR Corp	5.0	5.6
211,566	219,413	DiamondRock Hospitality Company	2.4	2.1
166,911	147,536	Digital Realty Trust, Inc.	16.4	11.2
146,715	147,977	Douglas Emmett, Inc.	5.4	4.6
371,513	376,363	Duke Realty Corporation	9.9	7.9
79,039	71,557	DuPont Fabros Technology, Inc.	3.5	2.3
38,107	14,727	Easterly Government Properties, Inc.	0.8	0.3
34,448	34,861	EastGroup Properties, Inc.	2.5	1.9
76,609	60,392	Education Realty Trust, Inc.	3.2	2.3
128,313	99,527	Empire State Realty Trust	2.6	1.8
66,086	64,743	EPR Properties	4.7	3.8
74,499	66,786	Equinix Inc.	26.6	20.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2016	2015		2016		2015
132,412	136,984	Equity Commonwealth	$4.0		$3.8
81,207	83,026	Equity Lifestyle Properties, Inc.	5.9		5.5
97,735	85,201	Equity One, Inc.	3.0		2.3
378,516	390,695	Equity Residential	24.4		31.9
39,142	—	Escrow Winthrop Realty Trust	0.3		—
68,928	71,115	Essex Property Trust, Inc.	16.0		17.0
123,598	125,053	Extra Space Storage, Inc.	9.5		11.0
20,247	—	Farmland Partners, Inc.	0.2	(9)	—
75,390	74,751	Federal Realty Investment Trust	10.7		10.9
146,636	157,554	FelCor Lodging Trust Incorporated	1.2		1.2
122,078	119,778	First Industrial Realty Trust, Inc.	3.4		2.7
62,454	68,780	First Potomac Realty Trust	0.7		0.8
247,510	—	Forest City Realty Trust A	5.2		—
62,347	—	Four Corners Property Trust	1.3		—
105,457	98,453	Franklin Street Properties Corp.	1.4		1.0
215,403	95,044	Gaming and Leisure Properties, Inc.	6.6		2.6
528,439	546,334	General Growth Properties, Inc.	13.2		14.9
75,332	77,601	GEO Group Inc./The	2.7		2.2
27,304	26,214	Getty Realty Corp.	0.7		0.5
24,752	23,254	Gladstone Commercial Corporation	0.5		0.3
14,323	—	Global Medical REIT, Inc.	0.1	(9)	—
169,785	—	Global Net Lease, Inc.	1.3		—
74,542	76,778	Government Properties Income Trust	1.4		1.2
439,336	451,331	Gramercy Property Trust Inc.	4.0		3.5
488,199	504,269	HCP, Inc.	14.5		19.3
121,172	109,418	Healthcare Realty Trust Inc.	3.7		3.1
148,194	137,819	Healthcare Trust of America	4.3		3.7
38,921	44,636	Hersha Hospitality Trust	0.8		1.0
105,127	102,464	Highwoods Properties, Inc.	5.4		4.5
172,557	165,124	Hospitality Properties Trust	5.5		4.3
784,264	825,304	Host Hotels & Resorts, Inc.	14.8		12.7
130,545	79,867	Hudson Pacific Properties, Inc.	4.5		2.3
64,154	32,461	Independence Realty Trust, Inc.	0.6		0.2
—	94,370	Inland Real Estate Corp.	—		1.0
130,841	136,573	Investors Real Estate Trust	0.9		0.9
251,283	201,089	Iron Mountain Inc.	8.2		5.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	115.4	(9)	112.7
96,739	100,594	Kilroy Realty Corporation	7.1		6.4
446,152	448,463	Kimco Realty Corporation	11.2		11.9
86,474	89,244	Kite Realty Group Trust	2.0		2.3
86,839	89,664	Lamar Advertising Corporation	5.8		5.4
118,625	123,151	LaSalle Hotel Properties	3.6		3.1
246,697	256,516	Lexington Realty Trust	2.7		2.1
154,875	162,768	Liberty Property Trust	6.1		5.1
48,870	—	Life Storage, Inc.	4.2		—
41,261	38,232	LTC Properties, Inc.	1.9		1.6
93,046	97,182	Mack-Cali Realty Corporation	2.7		2.3
23,475	—	Medequities Realty Trust, Inc.	0.3		—
337,220	255,456	Medical Properties Trust, Inc.	4.1		2.9
118,873	81,978	Mid-America Apartment Communities, Inc.	11.6		7.4
69,038	61,924	Monmouth Real Estate Investment Corporation	1.1		0.6
175,519	184,354	Monogram Residential Trust Inc.	1.9		1.8
38,542	37,511	National Health Investors, Inc.	2.9		2.3
154,142	146,133	National Retail Properties, Inc.	6.8		5.9
44,249	24,977	National Storage Affiliates Trust	1.0		0.4
83,324	87,273	New Senior Investment Group	0.8		0.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2016	2015		2016	2015
175,401	177,920	New York REIT	$1.8	$2.0
17,140	18,365	Nexpoint Residential Trust, Inc.	0.4	0.2
59,329	72,837	NorthStar Realty Europe Corp.	0.7	0.9
189,799	189,319	NorthStar Realty Finance Corp.	2.9	3.2
181,435	178,475	Omega Healthcare Investors, Inc.	5.7	6.2
16,324	11,794	One Liberty Properties, Inc.	0.4	0.3
144,614	148,839	Outfront Media Inc.	3.6	3.2
157,741	156,333	Paramount Group Inc.	2.5	2.8
45,533	86,954	Parkway Properties, Inc.	1.0	1.4
75,815	78,371	Pebblebrook Hotel Trust	2.3	2.2
69,866	72,024	Pennsylvania Real Estate Investment Trust	1.3	1.6
141,267	95,326	Physicians Realty Trust	2.7	1.6
153,053	157,777	Piedmont Office Realty Trust, Inc.	3.2	3.0
—	190,702	Plum Creek Timber Company, Inc.	—	9.1
—	58,985	Post Properties, Inc.	—	3.5
39,487	40,691	Potlatch Corporation	1.6	1.2
25,352	23,945	Preferred Apartment Communities, Inc.	0.4	0.3
549,455	568,315	ProLogis	29.0	24.4
20,916	21,667	PS Business Parks, Inc.	2.4	1.9
152,197	157,211	Public Storage, Inc.	34.0	38.9
47,125	41,960	QTS Realty Trust, Inc.	2.3	1.9
98,883	—	Quality Care Properties	1.5	—
82,342	84,869	Ramco-Gershenson Properties Trust	1.4	1.4
129,796	137,264	Rayonier, Inc.	3.4	3.0
270,184	270,636	Realty Income Corporation	15.5	14.0
109,616	101,582	Regency Centers Corporation	7.6	6.9
113,887	106,928	Retail Opportunity Investment	2.4	1.9
247,302	257,274	Retail Properties of America	3.8	3.8
67,197	59,147	Rexford Industrial Realty Inc.	1.6	1.0
131,026	136,460	RLJ Lodging Trust	3.2	3.0
—	39,799	Rouse Properties, Inc.	—	0.6
50,994	53,069	Ryman Hospitality Properties	3.2	2.7
68,440	74,407	Sabra Health Care REIT Inc.	1.7	1.5
14,267	15,057	Saul Centers, Inc.	0.9	0.8
71,466	73,541	Select Income Real Estate Investment Trust	1.8	1.5
248,749	259,057	Senior Housing Properties Trust	4.7	3.8
36,820	36,820	Silver Bay Realty Trust Corp.	0.6	0.6
329,687	336,974	Simon Property Group, Inc.	58.6	65.5
106,453	108,594	SL Green Realty Corp.	11.4	12.3
—	38,958	Sovran Self Storage, Inc.	—	4.2
483,032	459,110	Spirit Realty Capital Inc.	5.2	4.6
78,649	73,832	Stag Industrial, Inc.	1.9	1.4
—	41,562	Starwood Waypoint Residential Trust	—	0.9
162,012	70,283	STORE Capital Corporation	4.0	1.6
88,627	91,828	Summit Hotel Properties, Inc.	1.4	1.1
68,173	60,628	Sun Communities, Inc.	5.2	4.2
227,526	228,054	Sunstone Hotel Investors, L.L.C.	3.5	2.8
100,862	104,353	Tanger Factory Outlet Centers, Inc.	3.6	3.4
63,335	65,358	Taubman Centers, Inc.	4.7	5.0
48,484	46,459	Terreno Realty Corporation	1.4	1.1
150,999	171,305	The Macerich Company	10.7	13.8
50,411	52,125	Tier Inc.	0.9	0.8
280,233	285,672	UDR, Inc.	10.2	10.7
27,329	26,623	UMH Properties, Inc.	0.4	0.3
14,676	14,263	Universal Health Realty Income Trust	1.0	0.7
93,500	97,203	Urban Edge Properties	2.6	2.3
31,959	28,041	Urstadt Biddle Properties, Inc.	0.8	0.5
371,296	358,667	Ventas, Inc.	23.2	20.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2016	2015		2016	2015
1,012,629	985,845	VEREIT, Inc.	$8.6	$7.8
177,780	183,731	Vornado Realty Trust	18.6	18.4
193,859	—	Washington Prime Group, Inc.	2.0	—
78,200	73,550	Washington Real Estate Investment Trust	2.6	2.0
120,820	121,612	Weingarten Realty Investors	4.3	4.2
380,425	380,157	Welltower Inc.	25.5	25.9
783,938	553,851	Weyerhaeuser Company	23.6	16.6
32,110	27,622	Whitestone Real Estate Investment Trust B	0.5	0.3
—	39,142	Winthrop Realty Trust	—	0.5
95,234	95,448	WP Carey Inc.	5.6	5.6
—	200,141	WP Glimcher Inc.	—	2.1
113,720	121,567	Xenia Hotels & Resorts Inc.	2.2	1.9
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $883.9 and $859.5)			$1,081.5	$1,024.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—15.2% and 17.4%
GOVERNMENT AGENCY NOTES—8.7% and 11.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2016	2015				2016	2015
$—	$4.0	Fannie Mae Discount Notes	0.162%	1/4/2016	$—	$4.0
—	9.0	Fannie Mae Discount Notes	0.213%	1/5/2016	—	9.0
—	40.0	Fannie Mae Discount Notes	0.218%	1/12/2016	—	40.0
—	15.0	Fannie Mae Discount Notes	0.223%	1/19/2016	—	15.0
—	26.6	Fannie Mae Discount Notes	0.225%	1/20/2016	—	26.6
—	25.0	Fannie Mae Discount Notes	0.223%	1/27/2016	—	25.0
—	5.9	Fannie Mae Discount Notes	0.274%	2/2/2016	—	5.9
—	10.9	Fannie Mae Discount Notes	0.244%	2/3/2016	—	10.8
—	2.0	Fannie Mae Discount Notes	0.345%	2/8/2016	—	2.0
—	36.2	Fannie Mae Discount Notes	0.132% - 0.172%	2/10/2016	—	36.2
—	25.0	Fannie Mae Discount Notes	0.300%	3/2/2016	—	25.0
—	50.0	Fannie Mae Discount Notes	0.275% - 0.305%	3/9/2016	—	50.0
—	4.0	Fannie Mae Discount Notes	0.203%	3/14/2016	—	4.0
—	16.0	Fannie Mae Discount Notes	0.213%	3/16/2016	—	16.0
—	24.0	Fannie Mae Discount Notes	0.162%	3/17/2016	—	24.0
—	4.0	Fannie Mae Discount Notes	0.213%	3/30/2016	—	4.0
—	24.9	Fannie Mae Discount Notes	0.183%	4/4/2016	—	24.9
—	10.0	Fannie Mae Discount Notes	0.178%	4/5/2016	—	10.0
—	25.5	Fannie Mae Discount Notes	0.215%	4/6/2016	—	25.5
—	20.1	Fannie Mae Discount Notes	0.193%	4/11/2016	—	20.0
—	50.0	Fannie Mae Discount Notes	0.188%	4/12/2016	—	49.9
—	4.0	Fannie Mae Discount Notes	0.310%	4/18/2016	—	4.0
—	3.5	Fannie Mae Discount Notes	0.233%	4/19/2016	—	3.5
—	25.3	Fannie Mae Discount Notes	0.325% - 0.340%	4/27/2016	—	25.2
—	25.0	Fannie Mae Discount Notes	0.366%	5/4/2016	—	24.9
—	20.1	Fannie Mae Discount Notes	0.371%	5/18/2016	—	20.0
—	17.0	Fannie Mae Discount Notes	0.342% - 0.417%	5/25/2016	—	17.0
22.0	—	Fannie Mae Discount Notes	0.416%	2/1/2017	22.0	—
42.0	—	Fannie Mae Discount Notes	0.366% - 0.482%	3/1/2017	42.0	—
10.0	—	Fannie Mae Discount Notes	0.427%	3/3/2017	10.0	—
20.0	—	Fannie Mae Discount Notes	0.427%	3/6/2017	20.0	—
20.0	—	Fannie Mae Discount Notes	0.406%	3/13/2017	20.0	—
30.3	—	Fannie Mae Discount Notes	0.406%	3/27/2017	30.3	—
25.0	—	Fannie Mae Discount Notes	0.406%	3/28/2017	25.0	—
30.0	—	Fannie Mae Discount Notes	0.518%	4/18/2017	29.9	—
24.0	—	Fannie Mae Discount Notes	0.483% - 0.579%	4/19/2017	24.0	—
31.5	—	Fannie Mae Discount Notes	0.447% - 0.539%	5/1/2017	31.5	—
49.9	—	Fannie Mae Discount Notes	0.518%	5/2/2017	49.9	—
39.9	—	Fannie Mae Discount Notes	0.539%	5/5/2017	39.9	—
19.9	—	Farmer Mac Discount Notes	0.682%	6/1/2017	19.9	—
—	21.6	Federal Farm Credit Bank Discount Notes	0.254%	2/9/2016	—	21.6
—	46.0	Federal Farm Credit Bank Discount Notes	0.162%	3/10/2016	—	46.0
—	10.7	Federal Farm Credit Bank Discount Notes	0.549%	6/10/2016	—	10.7
—	25.0	Federal Farm Credit Bank Discount Notes	0.315%	7/27/2016	—	24.9
15.5	—	Federal Farm Credit Bank Discount Notes	0.376% - 0.381%	2/22/2017	15.5	—
—	21.9	Federal Home Loan Bank Discount Notes	0.167% - 0.193%	1/4/2016	—	21.8
—	48.0	Federal Home Loan Bank Discount Notes	0.112%	1/6/2016	—	48.0
—	47.1	Federal Home Loan Bank Discount Notes	0.101% - 0.183%	1/8/2016	—	47.1
—	10.0	Federal Home Loan Bank Discount Notes	0.233%	1/11/2016	—	10.0
—	15.0	Federal Home Loan Bank Discount Notes	0.233%	1/12/2016	—	15.0
—	34.6	Federal Home Loan Bank Discount Notes	0.112% - 0.162%	1/13/2016	—	34.6
—	40.0	Federal Home Loan Bank Discount Notes	0.112% - 0.254%	1/15/2016	—	40.0
—	9.2	Federal Home Loan Bank Discount Notes	0.254%	1/19/2016	—	9.2
—	48.0	Federal Home Loan Bank Discount Notes	0.112% - 0.274%	1/20/2016	—	48.0
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	1/22/2016	—	50.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2016	2015				2016	2015
$—	$10.0	Federal Home Loan Bank Discount Notes	0.152% - 0.284%	1/26/2016	$—	$10.0
—	13.3	Federal Home Loan Bank Discount Notes	0.249%	2/1/2016	—	13.3
—	50.0	Federal Home Loan Bank Discount Notes	0.112%	2/2/2016	—	50.0
—	39.2	Federal Home Loan Bank Discount Notes	0.132% - 0.157%	2/3/2016	—	39.1
—	3.2	Federal Home Loan Bank Discount Notes	0.193%	2/5/2016	—	3.2
—	52.0	Federal Home Loan Bank Discount Notes	0.193% - 0.203%	2/8/2016	—	52.0
—	45.0	Federal Home Loan Bank Discount Notes	0.132%	2/12/2016	—	45.0
—	65.1	Federal Home Loan Bank Discount Notes	0.203% - 0.406%	2/16/2016	—	65.1
—	13.5	Federal Home Loan Bank Discount Notes	0.274%	2/19/2016	—	13.5
—	28.0	Federal Home Loan Bank Discount Notes	0.152%	2/22/2016	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.132%	2/23/2016	—	40.0
—	50.0	Federal Home Loan Bank Discount Notes	0.264% - 0.325%	2/24/2016	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.142%	2/26/2016	—	36.0
—	40.0	Federal Home Loan Bank Discount Notes	0.304%	3/1/2016	—	40.0
—	21.6	Federal Home Loan Bank Discount Notes	0.172%	3/8/2016	—	21.6
—	73.8	Federal Home Loan Bank Discount Notes	0.325% - 0.360%	3/14/2016	—	73.8
—	4.0	Federal Home Loan Bank Discount Notes	0.172%	3/15/2016	—	4.0
—	25.0	Federal Home Loan Bank Discount Notes	0.188%	3/21/2016	—	25.0
—	15.0	Federal Home Loan Bank Discount Notes	0.193%	3/23/2016	—	15.0
—	44.5	Federal Home Loan Bank Discount Notes	0.508%	3/28/2016	—	44.4
—	12.0	Federal Home Loan Bank Discount Notes	0.249% - 0.254%	3/30/2016	—	12.0
—	24.2	Federal Home Loan Bank Discount Notes	0.213%	4/1/2016	—	24.2
—	25.0	Federal Home Loan Bank Discount Notes	0.335%	4/8/2016	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.508%	4/11/2016	—	49.9
—	44.0	Federal Home Loan Bank Discount Notes	0.284% - 0.508%	4/13/2016	—	43.9
—	49.1	Federal Home Loan Bank Discount Notes	0.239% - 0.335%	4/15/2016	—	49.0
—	54.5	Federal Home Loan Bank Discount Notes	0.246% - 0.345%	4/20/2016	—	54.4
—	30.1	Federal Home Loan Bank Discount Notes	0.254%	4/22/2016	—	30.1
—	28.0	Federal Home Loan Bank Discount Notes	0.325%	4/27/2016	—	28.0
—	50.0	Federal Home Loan Bank Discount Notes	0.610%	6/8/2016	—	49.9
—	25.0	Federal Home Loan Bank Discount Notes	0.274%	6/13/2016	—	24.9
34.7	—	Federal Home Loan Bank Discount Notes	0.304% - 0.355%	1/3/2017	34.7	—
40.0	—	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	40.0	—
29.2	—	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	29.2	—
7.1	—	Federal Home Loan Bank Discount Notes	0.299% - 0.345%	1/9/2017	7.1	—
25.0	—	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	25.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.304% - 0.396%	1/11/2017	50.0	—
33.0	—	Federal Home Loan Bank Discount Notes	0.365% - 0.396%	1/12/2017	33.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	50.0	—
36.0	—	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	36.0	—
42.1	—	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	42.1	—
20.0	—	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	20.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.335%	1/23/2017	50.0	—
47.0	—	Federal Home Loan Bank Discount Notes	0.345%	1/24/2017	47.0	—
34.8	—	Federal Home Loan Bank Discount Notes	0.304% - 0.360%	1/25/2017	34.8	—
45.0	—	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	45.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	25.0	—
34.7	—	Federal Home Loan Bank Discount Notes	0.467% - 0.497%	2/1/2017	34.7	—
42.0	—	Federal Home Loan Bank Discount Notes	0.406%	2/3/2017	42.0	—
15.0	—	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	15.0	—
10.2	—	Federal Home Loan Bank Discount Notes	0.376%	2/10/2017	10.2	—
50.0	—	Federal Home Loan Bank Discount Notes	0.386% - 0.487%	2/17/2017	50.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.365%	2/21/2017	30.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.437%	2/22/2017	30.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.396%	2/24/2017	50.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.533%	2/27/2017	20.0	—
10.1	—	Federal Home Loan Bank Discount Notes	0.518%	3/3/2017	10.1	—
15.0	—	Federal Home Loan Bank Discount Notes	0.523%	3/6/2017	15.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2016	2015				2016	2015
$30.0	$—	Federal Home Loan Bank Discount Notes	0.538%	3/8/2017	$30.0	$—
45.8	—	Federal Home Loan Bank Discount Notes	0.447% - 0.574%	3/10/2017	45.8	—
20.0	—	Federal Home Loan Bank Discount Notes	0.543%	3/14/2017	20.0	—
40.5	—	Federal Home Loan Bank Discount Notes	0.528% - 0.579%	3/17/2017	40.5	—
49.9	—	Federal Home Loan Bank Discount Notes	0.538%	3/20/2017	49.9	—
36.1	—	Federal Home Loan Bank Discount Notes	0.533%	3/22/2017	36.1	—
28.0	—	Federal Home Loan Bank Discount Notes	0.427% - 0.518%	3/23/2017	28.0	—
40.0	—	Federal Home Loan Bank Discount Notes	0.528%	3/24/2017	40.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.548%	3/28/2017	25.0	—
31.0	—	Federal Home Loan Bank Discount Notes	0.558%	3/29/2017	31.0	—
6.4	—	Federal Home Loan Bank Discount Notes	0.477%	3/31/2017	6.4	—
49.9	—	Federal Home Loan Bank Discount Notes	0.559%	4/17/2017	49.9	—
26.0	—	Federal Home Loan Bank Discount Notes	0.605%	4/19/2017	26.0	—
20.1	—	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	20.1	—
25.0	—	Federal Home Loan Bank Discount Notes	0.600%	5/5/2017	25.0	—
37.2	—	Federal Home Loan Bank Discount Notes	0.641%	5/12/2017	37.2	—
—	10.4	Freddie Mac Discount Notes	0.213% - 0.223%	1/6/2016	—	10.4
—	24.0	Freddie Mac Discount Notes	0.218% - 0.233%	1/22/2016	—	24.0
—	15.5	Freddie Mac Discount Notes	0.244%	1/25/2016	—	15.5
—	26.6	Freddie Mac Discount Notes	0.244%	1/28/2016	—	26.6
—	50.0	Freddie Mac Discount Notes	0.233%	1/29/2016	—	50.0
—	43.8	Freddie Mac Discount Notes	0.152% - 0.183%	2/5/2016	—	43.8
—	32.0	Freddie Mac Discount Notes	0.132% - 0.183%	2/17/2016	—	32.0
—	36.5	Freddie Mac Discount Notes	0.137%	2/19/2016	—	36.5
—	14.0	Freddie Mac Discount Notes	0.167%	2/26/2016	—	14.0
—	75.0	Freddie Mac Discount Notes	0.142% - 0.183%	3/4/2016	—	75.0
—	50.0	Freddie Mac Discount Notes	0.142%	3/7/2016	—	50.0
—	27.0	Freddie Mac Discount Notes	0.233%	3/11/2016	—	27.0
—	50.0	Freddie Mac Discount Notes	0.162%	3/18/2016	—	50.0
—	29.0	Freddie Mac Discount Notes	0.437%	4/1/2016	—	29.0
—	2.6	Freddie Mac Discount Notes	0.203%	4/4/2016	—	2.6
—	50.0	Freddie Mac Discount Notes	0.355%	4/26/2016	—	49.9
—	37.1	Freddie Mac Discount Notes	0.381%	5/2/2016	—	37.1
—	50.0	Freddie Mac Discount Notes	0.467%	5/6/2016	—	49.9
—	34.0	Freddie Mac Discount Notes	0.401%	5/9/2016	—	33.9
16.1	—	Freddie Mac Discount Notes	0.345%	1/9/2017	16.1	—
25.0	—	Freddie Mac Discount Notes	0.335%	1/10/2017	25.0	—
30.0	—	Freddie Mac Discount Notes	0.391%	1/20/2017	30.0	—
13.1	—	Freddie Mac Discount Notes	0.426%	1/30/2017	13.1	—
40.0	—	Freddie Mac Discount Notes	0.447%	2/6/2017	40.0	—
36.9	—	Freddie Mac Discount Notes	0.436% - 0.457%	2/7/2017	36.9	—
44.2	—	Freddie Mac Discount Notes	0.360%	2/8/2017	44.2	—
25.0	—	Freddie Mac Discount Notes	0.360%	2/10/2017	25.0	—
40.0	—	Freddie Mac Discount Notes	0.365%	2/13/2017	40.0	—
30.0	—	Freddie Mac Discount Notes	0.376%	2/14/2017	30.0	—
20.0	—	Freddie Mac Discount Notes	0.467%	2/21/2017	20.0	—
27.0	—	Freddie Mac Discount Notes	0.386%	2/27/2017	27.0	—
15.0	—	Freddie Mac Discount Notes	0.401%	3/3/2017	15.0	—
35.2	—	Freddie Mac Discount Notes	0.406%	3/7/2017	35.2	—
14.0	—	Freddie Mac Discount Notes	0.411%	3/14/2017	14.0	—
50.0	—	Freddie Mac Discount Notes	0.427%	3/21/2017	49.9	—
18.0	—	Freddie Mac Discount Notes	0.600%	4/21/2017	18.0	—
39.9	—	Freddie Mac Discount Notes	0.457%	5/3/2017	39.9	—
22.9	—	Freddie Mac Discount Notes	0.483%	5/4/2017	22.9	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,309.0 and $2,667.0)					$2,308.9	$2,666.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—6.5% and 6.4%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2016	2015				2016	2015
$—	$48.1	United States Treasury Bills	0.162% - 0.190%	1/7/2016	$—	$48.1
—	50.0	United States Treasury Bills	0.112%	1/14/2016	—	50.0
—	115.0	United States Treasury Bills	0.127% - 0.172%	1/21/2016	—	115.0
—	110.0	United States Treasury Bills	0.224% - 0.226%	2/4/2016	—	110.0
—	85.0	United States Treasury Bills	0.178% - 0.183%	2/18/2016	—	85.0
—	69.1	United States Treasury Bills	0.164% - 0.214%	2/25/2016	—	69.1
—	100.0	United States Treasury Bills	0.142% - 0.178%	3/3/2016	—	100.0
—	30.0	United States Treasury Bills	0.160%	3/24/2016	—	30.0
—	50.0	United States Treasury Bills	0.190%	4/14/2016	—	50.0
—	50.0	United States Treasury Bills	0.122%	4/21/2016	—	50.0
—	100.0	United States Treasury Bills	0.412%	5/5/2016	—	99.9
—	50.0	United States Treasury Bills	0.392%	5/26/2016	—	49.9
—	83.0	United States Treasury Bills	0.467% - 0.534%	6/23/2016	—	82.8
—	50.0	United States Treasury Bills	0.162% - 0.270%	7/21/2016	—	49.9
—	50.0	United States Treasury Bills	0.196%	8/18/2016	—	49.8
35.9	—	United States Treasury Bills	0.345% - 0.369%	1/5/2017	35.9	—
47.9	—	United States Treasury Bills	0.423% - 0.428%	1/19/2017	48.0	—
36.1	—	United States Treasury Bills	0.371% - 0.401%	1/26/2017	36.1	—
60.1	—	United States Treasury Bills	0.363% - 0.423%	2/2/2017	60.1	—
75.0	—	United States Treasury Bills	0.315% - 0.426%	2/9/2017	75.0	—
48.0	—	United States Treasury Bills	0.325% - 0.437%	2/16/2017	48.0	—
48.0	—	United States Treasury Bills	0.448% - 0.473%	2/23/2017	48.0	—
36.0	—	United States Treasury Bills	0.368% - 0.477%	3/2/2017	36.0	—
48.7	—	United States Treasury Bills	0.386% - 0.518%	3/9/2017	48.7	—
59.9	—	United States Treasury Bills	0.406% - 0.481%	3/16/2017	60.0	—
129.0	—	United States Treasury Bills	0.380% - 0.533%	3/23/2017	129.0	—
25.9	—	United States Treasury Bills	0.396% - 0.518%	3/30/2017	25.9	—
58.9	—	United States Treasury Bills	0.411%	4/6/2017	58.9	—
130.8	—	United States Treasury Bills	0.518% - 0.529%	4/13/2017	130.8	—
49.9	—	United States Treasury Bills	0.514% - 0.559%	4/20/2017	49.9	—
48.2	—	United States Treasury Bills	0.554% - 0.569%	4/27/2017	48.2	—
49.9	—	United States Treasury Bills	0.514%	5/4/2017	49.9	—
42.0	—	United States Treasury Bills	0.601% - 0.623%	5/11/2017	42.0	—
30.1	—	United States Treasury Bills	0.620%	5/18/2017	30.1	—
32.0	—	United States Treasury Bills	0.587%	6/8/2017	32.0	—
74.8	—	United States Treasury Bills	0.541% - 0.654%	7/20/2017	74.7	—
86.7	—	United States Treasury Bills	0.574% - 0.591%	8/17/2017	86.6	—
34.8	—	United States Treasury Bills	0.696%	9/14/2017	34.8	—
—	11.0	United States Treasury Notes	0.104%	1/15/2016	—	11.0
—	47.0	United States Treasury Notes	0.226%	2/11/2016	—	47.0
—	19.7	United States Treasury Notes	0.176% - 0.223%	2/29/2016	—	19.6
—	50.0	United States Treasury Notes	0.149% - 0.168%	3/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.207%	3/31/2016	—	50.0
—	92.0	United States Treasury Notes	0.192% - 0.243%	4/15/2016	—	91.9
—	50.0	United States Treasury Notes	0.381%	5/31/2016	—	50.0
—	46.4	United States Treasury Notes	0.433%	6/15/2016	—	46.4
—	35.0	United States Treasury Notes	0.494%	6/30/2016	—	35.0
—	50.0	United States Treasury Notes	0.287%	7/15/2016	—	50.0
—	50.0	United States Treasury Notes	0.367% - 0.376%	8/15/2016	—	50.0
69.9	—	United States Treasury Notes	0.431% - 0.451%	1/31/2017	69.9	—
46.9	—	United States Treasury Notes	0.441% - 0.471%	2/15/2017	47.0	—
49.7	—	United States Treasury Notes	0.502%	2/28/2017	49.7	—
50.0	—	United States Treasury Notes	0.542%	3/15/2017	50.0	—
50.0	—	United States Treasury Notes	0.515%	3/31/2017	50.0	—
69.6	—	United States Treasury Notes	0.550% - 0.621%	5/31/2017	69.6	—
40.1	—	United States Treasury Notes	0.580%	6/15/2017	40.1	—
50.0	—	United States Treasury Notes	0.586%	6/30/2017	50.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2016	2015				2016	2015
$30.0	$—	United States Treasury Notes	0.206%	7/31/2017	$30.0	$—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,745.0 and $1,540.7)					$1,744.9	$1,540.4
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,054.0 and $4,207.7)					$4,053.8	$4,207.2
TOTAL MARKETABLE SECURITIES (Cost $4,937.9 and $5,067.2)					$5,135.3	$5,231.6
LOANS RECEIVABLE—1.1% and 0.4%

Borrower	Interest Rate(7)
DJM Capital Partners	4.200%	(8)	7/1/2018	$32.3	$—
Simply Self Storage Portfolio	8.250%		9/6/2021	37.6	—
State Street Financial Center Junior Mezz	6.500%		11/10/2021	125.2	—
Charles River Plaza North	6.080%		4/6/2029	100.6	100.6

TOTAL LOANS RECEIVABLE (Cost $294.8 and $100.0)				$295.7	$100.6
TOTAL INVESTMENTS (Cost $22,581.2 and $20,627.6)				$26,643.7	$24,151.6

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(6)	A partial disposition of assets held by the portfolio was completed on June 27, 2016.

(7)	Represents the fixed interest rate on the investment.

(8)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest-only rate.

(9)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $91.2 million.

(10)	The assets held in this investment were in liquidation as of May 2014, with final dissolution expected in 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants of TIAA Real Estate Account and the Board of Trustees of Teachers Insurance and Annuity Association of America:
In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows, present fairly, in all material respects, the financial position of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2016 and 2015, the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina

March 20, 2017

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2016. Based upon management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2016.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2016, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors and no TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain principal executive officers of TIAA as of March 1, 2017, their dates of birth, and their principal occupations during at least the last five years, are as follows:
Trustees
Ronald L. Thompson (Chairman), DOB: 6/17/49
Director, Fiat Chrysler Automobiles (2014 to present). Member, Plymouth Ventures Partnership II Advisory Board (2010 to present). Director, Medical University of South Carolina Foundation, and Trustee, Washington University in St. Louis.

Jeffrey R. Brown, DOB: 2/16/68
Josef and Margot Lakonishok Professor of Business and Dean of the College of Business at the University of Illinois at Urbana-Champaign (since 2015). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (since 2007).

James R. Chambers, DOB: 9/19/57
Special Advisor, Board, Weight Watchers International, Inc. (2016 to present). Director, President and Chief Executive Officer (2012 to 2016), Weight Watchers International, Inc. President, US Snacks and Confectionary at Kraft Foods (2010 to 2012). Director, Big Lots, Inc. (2012 to present).

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

Lawrence H. Linden, DOB: 2/19/47
Founding Trustee of the Linden Trust for Conservation (1993 to present), Member of the Board of Directors of the World Wildlife Fund and Advisory Director to the Redstone Strategy Group (2006 to present). Strategic Advisory Board Member, New World Capital Group (2011 to present).

Maureen O’Hara, DOB: 6/13/53
R.W. Purcell Professor of Finance at Johnson Graduate School of Management, Cornell University (since 1992), where she has taught since 1979.

Donald K. Peterson, DOB: 8/13/49
Director, Sanford C. Bernstein Fund Inc. (2007 to present) and Bernstein Fund Inc. (2015 to present). Trustee Emeritus of Worcester Polytechnic Institute (2015 to present).

Sidney A. Ribeau, DOB: 12/3/47
Professor of Communications, Howard University (since 2014). President, Howard University (2008 to 2013). Co-founder, TM2 Education Search (2016 to present).

Dorothy K. Robinson, DOB: 2/18/51
Of Counsel at K&L Gates (since 2016). Former Senior Counselor to the President of Yale University (2014 to 2015). Vice President and General Counsel, Yale University (1995 to 2014).

Kim M. Sharan, DOB: 10/20/57
Kim M. Sharan, LLC, Founder and CEO, (2004 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer at Ameriprise Financial (2002 to 2014).

David L. Shedlarz, DOB: 4/17/48
Director, Pitney Bowes Inc. (2001 to present), The Hershey Company (2008 to present), and Teladoc, Inc. (2016 to present).

Marta Tienda, DOB: 8/10/50
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University (since 1999).

Officer—Trustees
Roger W. Ferguson, Jr., DOB: 10/28/51
President and Chief Executive Officer of TIAA and CREF (since 2008).
Other TIAA Executive Officers
Carol W. Deckbar, DOB: 9/13/62
Executive Vice President, Institutional Investment and Endowment Services of TIAA and Executive Vice President of CREF. Prior Positions: TIAA-CREF, CEO, Asset Management; TIAA-CREF, COO, Asset Management.
Virginia M. Wilson, DOB: 7/22/54
Senior Executive Vice President, Chief Financial Officer of TIAA and Executive Vice President, Chief Financial Officer and Principal Accounting Officer of CREF.
Ronald Pressman, DOB: 4/11/58
Senior Executive Vice President, Institutional Financial Services Chief Executive Officer of TIAA, and Executive Vice President of the TIAA-CREF Fund Complex. Prior positions: Executive Vice President and Chief Operating Officer at TIAA. President and Chief Executive Officer of General Electric Capital Real Estate.

Kathie J. Andrade, DOB: 9/7/60
Senior Executive Vice President, Retail Financial Services Chief Executive Officer. Prior position: Executive Vice President, Head of Individual Advisory Services, TIAA.

Portfolio Management Team
Gerald Casimir, DOB: 10/16/59
Managing Director and Portfolio Manager, TIAA Real Estate Account. Prior position: Head of U.S. Real Estate Asset Management.

Gordon (Chris) McGibbon, DOB: 11/25/72
Senior Managing Director, Head of Americas, TH Real Estate. Prior positions: Managing Director, PM of GA Mortgage and Real Estate Portfolios, TIAA. Managing Director, PM of Direct, Flagship Open Ended Real Estate Fund.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The TIAA general account plays a significant role in operating the Real Estate Account, including providing a liquidity guarantee, and investment advisory, administrative, and other services. In addition, Services, a wholly-owned subsidiary of TIAA, provides distribution services for the Account.
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2016, the Account expensed $38.4 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2016, the Account expensed $72.6 million for investment management services and $1.2 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $89.8 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2016 and 2015 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,163,900 and $1,130,000 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2016 and 2015.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2016 and 2015.
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
Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC[4]

(3)	(A)	Restated Charter of TIAA (as amended)[5]
	(B)	Amended Bylaws of TIAA[6]
(4)	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[2] Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts[3]

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
	(D)	Form of Non-ERISA Retirement Choice Plus Contract*
	(E)	Form of Trust Company Retirement Choice Contract*
	(F)	Form of Trust Company Retirement Choice Plus Contract*
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC[8]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[9]
(14)		Code of Ethics of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the annual report on Form 10-K for the periods ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**

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

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 20th day of March, 2017.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 20, 2017		/s/ Carol W. Deckbar
Carol W. Deckbar
Executive Vice President, Institutional Investment & Endowment Services
Teachers Insurance and Annuity Association of America
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 20, 2017
/s/ CAROL W. DECKBAR	Executive Vice President, Institutional Investment & Endowment Services of Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 20, 2017
/s/ VIRGINIA M. WILSON	Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 20, 2017
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 20, 2017
/s/ JEFFREY R. BROWN	Trustee	March 20, 2017
/s/ JAMES R. CHAMBERS	Trustee	March 20, 2017
/s/ LISA W. HESS	Trustee	March 20, 2017
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 20, 2017
/s/ LAWRENCE H. LINDEN	Trustee	March 20, 2017
/s/ MAUREEN O’HARA	Trustee	March 20, 2017
/s/ DONALD K. PETERSON	Trustee	March 20, 2017
/s/ SIDNEY A. RIBEAU	Trustee	March 20, 2017
/s/ DOROTHY K. ROBINSON	Trustee	March 20, 2017
/s/ KIM M. SHARAN	Trustee	March 20, 2017
/s/ DAVID L. SHEDLARZ	Trustee	March 20, 2017
/s/ MARTA TIENDA	Trustee	March 20, 2017

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.