Form 10-Q
period 2017-03-31
TIAA REAL ESTATE ACCOUNT
filed 2017-05-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-216849

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
YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
March 31, 2017

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31, 2017		December 31, 2016
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,715.0 and $12,818.1)	$15,401.5		$15,452.8
Real estate joint ventures and limited partnerships (cost: $4,803.8 and $4,530.4)	6,075.4		5,759.9
Marketable securities:
Real estate-related (cost: $881.9 and $883.9)	1,097.5	(1)	1,081.5	(1)
Other (cost: $4,090.6 and $4,054.0)	4,089.8		4,053.8
Loans receivable (cost: $295.8 and $294.8)	296.7		295.7
Total investments (cost: $22,787.1 and $22,581.2)	26,960.9		26,643.7
Cash and cash equivalents	9.8		3.0
Due from investment manager	12.6		5.9
Other	230.1	(2)	332.6	(2)
TOTAL ASSETS	27,213.4		26,985.2
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,316.3 and $2,316.5)	2,320.3		2,332.1
Accrued real estate property expenses	190.9		202.2
Payable for collateral for securities loaned	0.5		93.0
Other	54.0		53.2
TOTAL LIABILITIES	2,565.7		2,680.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,146.6		23,813.5
Annuity Fund	501.1		491.2
TOTAL NET ASSETS	$24,647.7		$24,304.7
NUMBER OF ACCUMULATION UNITS OUTSTANDING	62.6		62.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$385.940		$381.636

(1) Includes securities loaned of $0.5 million at March 31, 2017 and $91.2 million at December 31, 2016.
(2) Includes cash collateral for securities loaned of $0.5 million at March 31, 2017 and $93.0 million at December 31, 2016.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
INVESTMENT INCOME
Real estate income, net:
Rental income	$258.4	$245.9
Real estate property level expenses and taxes:
Operating expenses	55.3	57.6
Real estate taxes	42.5	38.1
Interest expense	22.5	17.4
Total real estate property level expenses and taxes	120.3	113.1
Real estate income, net	138.1	132.8
Income from real estate joint ventures and limited partnerships	45.9	27.8
Interest	9.7	5.0
Dividends	(0.7)	3.2
TOTAL INVESTMENT INCOME	193.0	168.8
Expenses:
Investment management charges	20.5	14.4
Administrative charges	15.6	17.3
Distribution charges	7.2	6.7
Mortality and expense risk charges	0.3	0.3
Liquidity guarantee charges	10.2	8.4
TOTAL EXPENSES	53.8	47.1
INVESTMENT INCOME, NET	139.2	121.7
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(17.2)	8.3
Marketable securities	4.6	14.0
Net realized gain (loss) on investments	(12.6)	22.3
Net change in unrealized appreciation (depreciation) on:
Real estate properties	51.8	92.3
Real estate joint ventures and limited partnerships	61.0	145.8
Marketable securities	23.3	43.3
Mortgage loans payable	11.6	(1.6)
Net change in unrealized appreciation on investments and mortgage loans payable	147.7	279.8
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	135.1	302.1
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$274.3	$423.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
FROM OPERATIONS
Investment income, net	$139.2	$121.7
Net realized gain (loss) on investments	(12.6)	22.3
Net change in unrealized appreciation on investments and mortgage loans payable	147.7	279.8
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	274.3	423.8
FROM PARTICIPANT TRANSACTIONS
Premiums	779.5	758.2
Annuity payments	(10.9)	(9.9)
Withdrawals and death benefits	(699.9)	(502.2)
NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	68.7	246.1
NET INCREASE IN NET ASSETS	343.0	669.9
NET ASSETS
Beginning of period	24,304.7	22,360.0
End of period	$24,647.7	$23,029.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$274.3	$423.8
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	12.6	(22.3)
Net change in unrealized appreciation on investments and mortgage loans payable	(147.7)	(279.8)
Purchase of real estate properties	—	(107.4)
Capital improvements on real estate properties	(33.9)	(43.8)
Proceeds from sale of real estate properties	115.4	90.3
Purchases of long term investments	(276.4)	(12.5)
Proceeds from long term investments	34.5	22.6
Increase in loans receivable	(1.0)	—
Increase in other investments	(36.6)	(293.8)
Change in due from investment manager	(6.7)	(6.6)
Decrease in other assets	102.5	0.9
Decrease in other liabilities	(98.7)	(15.8)
NET CASH USED IN OPERATING ACTIVITIES	(61.7)	(244.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(0.2)	(0.2)
Premiums	779.5	758.2
Annuity payments	(10.9)	(9.9)
Withdrawals and death benefits	(699.9)	(502.2)
NET CASH PROVIDED BY FINANCING ACTIVITIES	68.5	245.9
NET INCREASE IN CASH AND CASH EQUIVALENTS	6.8	1.5
CASH AND CASH EQUIVALENTS
Beginning of period	3.0	11.9
End of period	$9.8	$13.4
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$22.6	$17.5

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
The independent fiduciary, RERC, LLC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the entire appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.

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
Valuation of Loans Receivable (i.e. the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.
Valuation of Mortgage Loans Payable (i.e. the Account as a debior)—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan and the return demands of the market.
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
Loans Receivable—The Account has ownership interests in loans receivable. Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss).  Interest income from loans receivable is recognized using the effective interest method over the expected life of the loan.  All loans receivable held to date were originated directly by the Account.
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
After the end of every quarter, the Account reconciles the amount of expenses deducted from the Account (which is established in order to approximate the costs that the Account will incur) with the expenses the Account actually incurred. If there is a difference, the Account adds it to or deducts it from the Account in equal daily installments over the remaining days of the following quarter. Material differences may be repaid in the current calendar quarter. The Account’s at cost deductions are based on projections of Account assets and overall expenses, and the size of any adjusting payments will be directly affected by the difference between management’s projections and the Account’s actual assets or expenses.

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
Restricted Cash: The Account held $41.1 million and $45.8 million as of March 31, 2017 and December 31, 2016, respectively, in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 further clarifies when a reporting entity has acquired a business and should account for the acquisition as a business combination. ASU 2017-01 is effective for annual financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted for those transactions that occurred prior to the issuance and effective dates of ASU 2017-01 and only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Management is currently assessing the impact of ASU 2017-01 on the Account’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 clarify the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Management is currently assessing the impact of ASU 2017-05 on the Account’s Consolidated Financial Statements.
Note 2—Management Agreements, Arrangements and Related Party Transactions
Investment advisory services for the Account are provided by TIAA officers, under the direction and control of the Board, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides various portfolio accounting and related services for the Account.
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
The Account’s wholly-owned real estate investments and investments in joint venture are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2017:

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.8%	20.6%	5.6%	—%	43.0%
Apartment	8.6%	8.5%	3.9%	—%	21.0%
Retail	7.6%	3.1%	8.0%	0.5%	19.2%
Industrial	7.7%	1.7%	3.8%	0.8%	14.0%
Other(2)	0.3%	2.4%	0.1%	—%	2.8%
Total	41.0%	36.3%	21.4%	1.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 (unaudited) and December 31, 2016, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2017
Real estate properties	$—	$—	$15,401.5	$—	$15,401.5
Real estate joint ventures	—	—	5,936.5	—	5,936.5
Limited partnerships	—	—	—	138.9	138.9
Marketable securities:
Real estate-related	1,097.5	—	—	—	1,097.5
Government agency notes	—	2,655.3	—	—	2,655.3
United States Treasury securities	—	1,434.5	—	—	1,434.5
Loans receivable	—	—	296.7	—	296.7
Total Investments at March 31, 2017	$1,097.5	$4,089.8	$21,634.7	$138.9	$26,960.9
Mortgage loans payable	$—	$—	$(2,320.3)	$—	$(2,320.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2016
Real estate properties	$—	$—	$15,452.8	$—	$15,452.8
Real estate joint ventures	—	—	5,622.4	—	5,622.4
Limited partnerships	—	—	—	137.5	137.5
Marketable securities:
Real estate-related	1,081.5	—	—	—	1,081.5
Government agency notes	—	2,308.9	—	—	2,308.9
United States Treasury securities	—	1,744.9	—	—	1,744.9
Loans receivable	—	—	295.7	—	295.7
Total Investments at December 31, 2016	$1,081.5	$4,053.8	$21,370.9	$137.5	$26,643.7
Mortgage loans payable	$—	$—	$(2,332.1)	$—	$(2,332.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains included in changes in net assets	34.6	62.7	—	97.3	11.6
Purchases(1)	29.5	251.7	1.0	282.2	—
Sales	(115.4)	—	—	(115.4)	—
Settlements(2)	—	(0.3)	—	(0.3)	0.2
Ending balance March 31, 2017	$15,401.5	$5,936.5	$296.7	$21,634.7	$(2,320.3)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	100.6	150.7	—	251.3	(1.6)
Purchases(1)	145.7	2.1	—	147.8	—
Sales	(90.3)	—	—	(90.3)	—
Settlements(2)	—	(0.2)	—	(0.2)	0.2
Ending balance March 31, 2016	$14,762.2	$4,221.0	$100.6	$19,083.8	$(1,795.8)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2017 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.3% (6.5%) 4.3% - 7.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.6%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.6% (6.6%) 4.8% - 8.0% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.3% (6.2%) 3.8% - 6.0% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.5% (4.2%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.4%) 4.3% - 8.5% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 8.3% (4.7%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.5% - 68.4% (43.7%) 3.7% - 4.6% (3.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	38.5% - 68.4% (43.7%) 1.2 - 1.5 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.5% - 61.2% (41.6%) 2.9% - 3.6% (3.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.5% - 61.2% (41.6%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.3% - 51.1% (31.3%) 3.0% - 4.5% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.3% - 51.1% (31.3%) 1.1 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.9% - 79.2% (75.9%) 4.2% - 8.3% (6.3%)

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
During the three months ended March 31, 2017 and 2016, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2017	$38.6	$62.7	$—	$101.3	$11.6
For the three months ended March 31, 2016	$101.4	$158.7	$—	$260.1	$(1.6)
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2017, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.9 billion and $5.6 billion at March 31, 2017 and December 31, 2016, respectively.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended March 31,
	2017	2016
Operating Revenue and Expenses
Revenues	$211.9	$155.1
Expenses	103.9	83.5
Excess of revenues over expenses	$108.0	$71.6

Note 6—Mortgage Loans Payable
At March 31, 2017, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2017	December 31, 2016
		(Unaudited)
The Legend at Kierland(4) (5)	4.97% paid monthly	$21.8	$21.8	August 1, 2017
The Tradition at Kierland(4) (5)	4.97% paid monthly	25.8	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4) (6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1)(4)	4.25% paid monthly	79.8	80.0	January 10, 2022
The Forum at Carlsbad(4)	4.25% paid monthly	90.0	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4) (7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
Total Principal Outstanding		$2,316.3	$2,316.5
Fair Value Adjustment(3)		4.0	15.6
Total mortgage loans payable		$2,320.3	$2,332.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

	For the Three Months Ended March 31, 2017	Years Ended December 31,
		2016	2015	2014
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$4.134	$16.433	$15.538	$15.862
Real estate property level expenses and taxes	1.925	7.534	7.319	7.788
Real estate income, net	2.209	8.899	8.219	8.074
Other income	0.878	3.594	3.342	3.459
Total income	3.087	12.493	11.561	11.533
Expense charges(1)	0.861	3.290	3.092	2.880
Investment income, net	2.226	9.203	8.469	8.653
Net realized and unrealized gain on investments and mortgage loans payable	2.078	9.660	18.911	27.868
Net increase in Accumulation Unit Value	4.304	18.863	27.380	36.521
Accumulation Unit Value:
Beginning of period	381.636	362.773	335.393	298.872
End of period	$385.940	$381.636	$362.773	$335.393
Total return(3)	1.13%	5.20%	8.16%	12.22%
Ratios to Average net assets(2):
Expenses(1)	0.88%	0.86%	0.86%	0.89%
Investment income, net	2.29%	2.41%	2.37%	2.68%
Portfolio turnover rate(3):
Real estate properties(4)	0.6%	1.3%	5.7%	6.5%
Marketable securities(5)	1.6%	3.5%	10.0%	15.9%
Accumulation Units outstanding at end of period (in millions)	62.6	62.4	60.4	57.9
Net assets end of period (in millions)	$24,647.7	$24,304.7	$22,360.0	$19,829.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended March 31, 2017 are annualized.

(3)	Percentages for the three months ended March 31, 2017 are not annualized.

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

Note 8—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
	(Unaudited)
Outstanding:
Beginning of period	62.4	60.4
Credited for premiums	2.0	8.2
Annuity, other periodic payments, withdrawals and death benefits	(1.8)	(6.2)
End of period	62.6	62.4
Note 9—Commitments and Contingencies
Commitments—The Account had $32.0 million and $39.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of March 31, 2017 and December 31, 2016, respectively. The commitment at March 31, 2017 and December 31, 2016 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of March 31, 2017, $13.0 million of the commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60%-90% interest in the fund.
Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually, or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.
Note 10—Securities Lending
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
As of March 31, 2017, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—57.1% and 58.0%

Location/Description	Type	Fair Value at
		March 31, 2017		December 31, 2016
		(Unaudited)
Arizona:
Camelback Center	Office	$57.3		$56.4
Kierland Apartment Portfolio	Apartments	129.3	(1)	127.9	(1)
California:
55 Second Street	Office	337.6	(1)	335.0	(1)
88 Kearny Street	Office	176.0		172.3
200 Middlefield Road	Office	61.5		60.5
BLVD63	Apartments	160.0		157.0
Castro Station	Office	158.5		158.2
Centre Pointe and Valley View	Industrial	43.9		42.8
Cerritos Industrial Park	Industrial	131.0		126.3
Charleston Plaza	Retail	92.2		92.0
Great West Industrial Portfolio	Industrial	167.0		166.1
Holly Street Village	Apartments	146.0		146.0
Larkspur Courts	Apartments	140.5		140.5
Northern CA RA Industrial Portfolio	Industrial	80.8		76.7
Oakmont IE West Portfolio	Industrial	84.6		82.7
Oceano at Warner Center	Apartments	88.4		88.3
Ontario Industrial Portfolio	Industrial	439.4		438.0
Ontario Mills Industrial Portfolio	Industrial	52.5		52.0
Pacific Plaza	Office	115.1		115.0
Rancho Cucamonga Industrial Portfolio	Industrial	175.5		174.2
Regents Court	Apartments	90.9	(1)	89.9	(1)
Southern CA RA Industrial Portfolio	Industrial	135.2		135.0
Stella	Apartments	174.8		173.1
Stevenson Point	Industrial	49.6		49.3
The Forum at Carlsbad	Retail	220.0	(1)	221.5	(1)
The Legacy at Westwood	Apartments	143.2	(1)	142.1	(1)
Township Apartments	Apartments	87.8		89.6
West Lake North Business Park	Office	60.1		60.0
Westcreek	Apartments	48.5		48.2
Westwood Marketplace	Retail	130.0		125.0
Wilshire Rodeo Plaza	Office	320.8		320.7
Colorado:
Palomino Park	Apartments	315.0	(1)	314.1	(1)
South Denver Marketplace	Retail	73.6		73.0
Connecticut:
Wilton Woods Corporate Campus	Office	141.0		141.9
Florida:
701 Brickell Avenue	Office	370.6	(1)	380.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2017		December 31, 2016
		(Unaudited)
Casa Palma	Apartments	$102.0		$97.0
Publix at Weston Commons	Retail	73.4		73.0
Seneca Industrial Park	Industrial	105.5		102.7
South Florida Apartment Portfolio	Apartments	104.8		104.1
The Manor Apartments	Apartments	52.2		53.6
The Manor at Flagler Village	Apartments	153.3		150.8
The Residences at the Village of Merrick Park	Apartments	74.3		74.1
Urban Centre	Office	123.1		121.4
Weston Business Center	Industrial	92.8		92.7
Georgia:
Atlanta Industrial Portfolio	Industrial	29.7	(6)	62.8
Shawnee Ridge Industrial Portfolio	Industrial	88.2		86.7
Illinois:
32 South State Street	Retail	47.0	(1)	46.5	(1)
Chicago Caleast Industrial Portfolio	Industrial	79.1		81.8
Chicago Industrial Portfolio	Industrial	95.3		85.5
Maryland:
Landover Logistics Center	Industrial	43.6		39.8
The Shops at Wisconsin Place	Retail	92.6		92.8
Massachusetts:
99 High Street	Office	511.0		514.1
501 Boylston Street	Office	488.2	(1)	490.3	(1)
Fort Point Creative Exchange Portfolio	Office	215.6		223.0
Northeast RA Industrial Portfolio	Industrial	39.9		41.3
New Jersey:
200 Milik Street	Industrial	51.3		51.2
Marketfair	Retail	104.1		104.2
Mohawk Distribution Center	Industrial	102.0		101.0
South River Road Industrial	Industrial	73.0		71.9
New York:
21 Penn Plaza	Office	270.1		275.2
250 North 10th Street	Apartments	163.0		162.0
425 Park Avenue	Ground Lease	455.0		450.0
430 West 15th Street	Office	138.0		116.1
780 Third Avenue	Office	430.0	(1)	425.0	(1)
837 Washington Street	Office	215.0		215.0
The Colorado	Apartments	257.7	(1)	258.1	(1)
The Corner	Apartments	243.0	(1)	250.0	(1)
Oregon:
The Cordelia	Apartments	49.0		50.0
Pennsylvania:
1619 Walnut Street	Retail	23.4		23.4
The Pepper Building	Apartments	52.6		52.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2017		December 31, 2016
		(Unaudited)
South Carolina:
Greene Crossing	Apartments	$66.6		$65.8
Tennessee:
Southside at McEwen	Retail	48.7		48.8
Texas:
Beltway North Commerce Center	Industrial	19.5		19.5
Cliffs at Barton Creek	Apartments	45.1		45.8
Dallas Industrial Portfolio	Industrial	207.1		201.3
Houston Apartment Portfolio	Apartments	152.7		159.3
Lincoln Centre	Office	350.0		347.0
Northwest Houston Industrial Portfolio	Industrial	69.5		68.2
Park 10 Distribution	Industrial	11.5		11.3
Pinnacle Industrial Portfolio	Industrial	53.1		52.8
Pinto Business Park	Industrial	134.5		134.2
The Caruth	Apartments	86.5	(1)	84.3	(1)
The Maroneal	Apartments	51.4		52.1
Virginia:
8270 Greensboro Drive	Office	47.8		47.6
Ashford Meadows Apartments	Apartments	104.1	(1)	107.2	(1)
Plaza America	Retail	110.0		109.0
The Ellipse at Ballston	Office	86.6		79.8
The Palatine	Apartments	130.7	(1)	130.9	(1)
Washington:
Circa Green Lake	Apartments	92.5		92.5
Fourth and Madison	Office	520.0	(1)	521.0	(1)
Millennium Corporate Park	Office	181.0		190.1
Northwest RA Industrial Portfolio	Industrial	34.0		31.7
Pacific Corporate Park	Industrial	43.8		42.0
Prescott Wallingford Apartments	Apartments	60.0		58.8
Rainier Corporate Park	Industrial	106.0		104.0
Regal Logistics Campus	Industrial	90.5		83.1
Union - South Lake Union	Apartments	106.3		105.3
Washington DC:
1001 Pennsylvania Avenue	Office	800.2	(1)	810.0	(1)
1401 H Street, NW	Office	231.0	(1)	230.0	(1)
1900 K Street, NW	Office	330.1	(1)	335.0	(1)
Mass Court	Apartments	169.1	(1)	169.0	(1)
Mazza Gallerie	Retail	—		78.0
The Ashton	Apartments	38.6		39.2
The Louis at 14th	Apartments	183.0		183.2
The Woodley	Apartments	203.0		203.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,715.0 and $12,818.1)		$15,401.5		$15,452.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—22.5% and 21.6%
REAL ESTATE JOINT VENTURES—22.0% and 21.1%

Location/Description	Type	Fair Value at
		March 31, 2017		December 31, 2016
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$582.4		$567.8
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	131.8		128.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	139.1		137.5
TREA Campus Pointe 2, LLC Campus Pointe 2 (42.37% Account Interest)	Office	94.8		85.7
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	75.4		74.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	254.4	(2)	200.1	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	200.7		196.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	134.7	(2)	128.0	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	756.4	(2)	755.8	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	150.1		147.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	165.3	(2)	161.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.4		19.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	227.4		224.2
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	195.5		194.9
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	840.4	(2)	839.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	47.7	(2)	41.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.4	(2)	20.8	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	55.0	(2)	54.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	195.7	(2)	194.7	(2)
TREA 35th Street LIC Investor Member, LLC Matsil Building (97.5% Account Interest)	Industrial	53.9		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2017		December 31, 2016
		(Unaudited)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	$154.7	(2)	$154.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	341.1	(2)	342.3	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	249.3		243.6
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	685.8	(2,3)	552.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	162.1	(2,3)	156.5	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,663.4 and $4,393.2)		$5,936.5		$5,622.4

LIMITED PARTNERSHIPS—0.5% and 0.5%
Clarion Gables Multi-Family Trust LP (8.40% Account Interest)		$121.8		$121.6
Colony Realty Partners LP (5.27% Account Interest)		0.2	(10)	3.1	(10)
Lion Gables Apartment Fund (18.46% Account Interest)		0.2	(5)	0.2	(5)
Taconic New York City GP Fund, LP (60% Account Interest)		11.5		4.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		5.2		7.8
TOTAL LIMITED PARTNERSHIPS (Cost $140.4 and $137.2)		$138.9		$137.5
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,803.8 and $4,530.4)		$6,075.4		$5,759.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—19.3% and 19.3%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.1% and 4.1%

Shares		Issuer	Fair Value at
			March 31, 2017	December 31, 2016
2017	2016
			(Unaudited)
84,437	84,437	Acadia Realty Trust	$2.5	$2.8
26,717	26,717	Agree Realty Corporation	1.3	1.2
2,132	2,132	Alexander's, Inc.	0.9	0.9
91,434	83,175	Alexandria Real Estate Equities, Inc.	10.1	9.2
40,188	41,010	American Assets Trust, Inc.	1.7	1.8
136,384	138,467	American Campus Communities, Inc.	6.5	6.9
—	6,347	American Farmland Company	—	0.1
229,033	233,916	American Homes 4 Rent	5.3	4.9
436,209	443,315	American Tower Corp.	53.0	46.8
160,797	163,592	Apartment Investment and Management Company	7.1	7.4
220,443	223,733	Apple Hospitality Inc.	4.2	4.5
38,282	38,282	Armada Hoffler Properties Inc.	0.5	0.6
33,926	27,631	Ashford Hospitality Prime Inc.	0.4	0.4
96,553	96,553	Ashford Hospitality Trust, Inc.	0.6	0.7
141,407	143,728	Avalonbay Communities, Inc.	26.0	25.5
24,509	21,354	Bluerock Residential Growth, Inc.	0.3	0.3
158,376	160,997	Boston Properties, Inc.	21.0	20.3
179,928	183,336	Brandywine Realty Trust	2.9	3.0
315,029	319,555	Brixmore Property Group Inc	6.8	7.8
90,290	91,727	Camden Property Trust	7.3	7.7
87,769	89,419	Care Capital Properties, Inc.	2.4	2.2
64,966	64,966	CareTrust REIT Inc.	1.1	1.0
43,788	43,788	Catchmark Timber Trust, Inc.	0.5	0.5
178,895	178,895	CBL & Associates Properties, Inc.	1.7	2.1
92,124	92,124	Cedar Shopping Centers, Inc.	0.5	0.6
39,759	39,759	Chatham Lodging Trust	0.8	0.8
63,363	63,363	Chesapeake Lodging Trust	1.5	1.6
50,961	50,961	Colony Starwood Homes	1.7	1.5
127,942	130,704	Columbia Property Trust Inc.	2.8	2.8
—	161,499	Communication Sales & Leasing, Inc.	—	4.1
13,231	13,231	Community Healthcare Trust, Inc.	0.3	0.3
115,958	117,878	CoreCivic, Inc.	3.6	2.9
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	0.4
34,808	35,452	CoreSite Realty Corporation	3.1	2.8
97,099	98,668	Corporate Office Properties Trust	3.2	3.1
352,431	358,876	Cousins Properties Incorporated	2.9	3.1
372,221	378,286	Crown Castle International Corporation	35.2	32.8
186,173	189,128	Cubesmart	4.8	5.1
79,040	80,245	CyrusOne Inc.	4.1	3.6
93,623	95,203	DCT Industrial Trust, Inc.	4.5	4.6
322,009	326,844	DDR Corp	4.0	5.0
207,935	211,566	DiamondRock Hospitality Company	2.3	2.4
164,255	166,911	Digital Realty Trust, Inc.	17.5	16.4
144,167	146,715	Douglas Emmett, Inc.	5.5	5.4
365,847	371,513	Duke Realty Corporation	9.6	9.9
77,727	79,039	DuPont Fabros Technology, Inc.	3.9	3.5
38,107	38,107	Easterly Government Properties, Inc.	0.8	0.8
33,828	34,448	EastGroup Properties, Inc.	2.5	2.5
75,623	76,609	Education Realty Trust, Inc.	3.1	3.2
125,679	128,313	Empire State Realty Trust	2.6	2.6
65,083	66,086	EPR Properties	4.8	4.7
73,327	74,499	Equinix Inc.	29.4	26.6
130,400	132,412	Equity Commonwealth	4.1	4.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2017		December 31, 2016
2017	2016
			(Unaudited)
80,027	81,207	Equity Lifestyle Properties, Inc.	$6.2		$5.9
—	97,735	Equity One, Inc.	—		3.0
372,704	378,516	Equity Residential	23.2		24.4
39,142	39,142	Escrow Winthrop Realty Trust	0.3		0.3
67,792	68,928	Essex Property Trust, Inc.	15.7		16.0
121,584	123,598	Extra Space Storage, Inc.	9.0		9.5
33,146	20,247	Farmland Partners, Inc.	0.4	(9)	0.2	(9)
74,328	75,390	Federal Realty Investment Trust	9.9		10.7
146,636	146,636	FelCor Lodging Trust Incorporated	1.1		1.2
120,424	122,078	First Industrial Realty Trust, Inc.	3.2		3.4
62,454	62,454	First Potomac Realty Trust	0.6		0.7
242,943	247,510	Forest City Realty Trust A	5.3		5.2
62,347	62,347	Four Corners Property Trust	1.4		1.3
105,457	105,457	Franklin Street Properties Corp.	1.3		1.4
212,216	215,403	Gaming and Leisure Properties, Inc.	7.1		6.6
521,088	528,439	General Growth Properties, Inc.	12.1		13.2
74,150	75,332	GEO Group Inc./The	3.4		2.7
27,304	27,304	Getty Realty Corp.	0.7		0.7
24,752	24,752	Gladstone Commercial Corporation	0.5		0.5
14,323	14,323	Global Medical REIT, Inc.	0.1	(9)	0.1	(9)
58,664	169,785	Global Net Lease, Inc.	1.4		1.3
74,542	74,542	Government Properties Income Trust	1.6		1.4
143,870	439,336	Gramercy Property Trust Inc.	3.8		4.0
480,133	488,199	HCP, Inc.	15.0		14.5
119,530	121,172	Healthcare Realty Trust Inc.	3.9		3.7
145,900	148,194	Healthcare Trust of America	4.6		4.3
38,921	38,921	Hersha Hospitality Trust	0.7		0.8
105,127	105,127	Highwoods Properties, Inc.	5.2		5.4
169,507	172,557	Hospitality Properties Trust	5.3		5.5
771,993	784,264	Host Hotels & Resorts, Inc.	14.4		14.8
157,747	130,545	Hudson Pacific Properties, Inc.	5.5		4.5
64,154	64,154	Independence Realty Trust, Inc.	0.6		0.6
130,841	130,841	Investors Real Estate Trust	0.8		0.9
247,397	251,283	Iron Mountain Inc.	8.8		8.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	117.7		115.4	(9)
100,544	96,739	Kilroy Realty Corporation	7.2		7.1
439,903	446,152	Kimco Realty Corporation	9.7		11.2
86,474	86,474	Kite Realty Group Trust	1.9		2.0
85,456	86,839	Lamar Advertising Corporation	6.4		5.8
116,647	118,625	LaSalle Hotel Properties	3.4		3.6
241,727	246,697	Lexington Realty Trust	2.4		2.7
152,307	154,875	Liberty Property Trust	5.9		6.1
48,228	48,870	Life Storage, Inc.	4.0		4.2
41,261	41,261	LTC Properties, Inc.	2.0		1.9
91,244	93,046	Mack-Cali Realty Corporation	2.5		2.7
23,475	23,475	Medequities Realty Trust, Inc.	0.3		0.3
331,523	337,220	Medical Properties Trust, Inc.	4.3		4.1
116,950	118,873	Mid-America Apartment Communities, Inc.	11.9		11.6
71,720	69,038	Monmouth Real Estate Investment Corporation	1.0		1.1
175,519	175,519	Monogram Residential Trust Inc.	1.7		1.9
37,989	38,542	National Health Investors, Inc.	2.8		2.9
152,041	154,142	National Retail Properties, Inc.	6.6		6.8
44,249	44,249	National Storage Affiliates Trust	1.1		1.0
83,324	83,324	New Senior Investment Group	0.8		0.8
—	175,401	New York REIT	—		1.8
17,140	17,140	Nexpoint Residential Trust, Inc.	0.4		0.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2017	December 31, 2016
2017	2016
			(Unaudited)
59,329	59,329	NorthStar Realty Europe Corp.	$0.7	$0.7
—	189,799	NorthStar Realty Finance Corp.	—	2.9
178,340	181,435	Omega Healthcare Investors, Inc.	5.9	5.7
16,324	16,324	One Liberty Properties, Inc.	0.4	0.4
142,461	144,614	Outfront Media Inc.	3.8	3.6
155,158	157,741	Paramount Group Inc.	2.5	2.5
45,533	45,533	Parkway Properties, Inc.	0.9	1.0
75,815	75,815	Pebblebrook Hotel Trust	2.2	2.3
69,866	69,866	Pennsylvania Real Estate Investment Trust	1.1	1.3
156,200	141,267	Physicians Realty Trust	3.1	2.7
149,977	153,053	Piedmont Office Realty Trust, Inc.	3.2	3.2
38,537	39,487	Potlatch Corporation	1.8	1.6
25,352	25,352	Preferred Apartment Communities, Inc.	0.3	0.4
540,817	549,455	ProLogis	28.1	29.0
20,916	20,916	PS Business Parks, Inc.	2.4	2.4
149,823	152,197	Public Storage, Inc.	32.8	34.0
46,326	47,125	QTS Realty Trust, Inc.	2.3	2.3
96,479	98,883	Quality Care Properties	1.8	1.5
82,342	82,342	Ramco-Gershenson Properties Trust	1.1	1.4
127,625	129,796	Rayonier, Inc.	3.6	3.4
266,084	270,184	Realty Income Corporation	15.8	15.5
152,213	109,616	Regency Centers Corporation	10.1	7.6
112,180	113,887	Retail Opportunity Investment	2.4	2.4
243,889	247,302	Retail Properties of America	3.5	3.8
67,197	67,197	Rexford Industrial Realty Inc.	1.5	1.6
128,944	131,026	RLJ Lodging Trust	3.0	3.2
50,099	50,994	Ryman Hospitality Properties	3.1	3.2
67,011	68,440	Sabra Health Care REIT Inc.	1.9	1.7
14,267	14,267	Saul Centers, Inc.	0.9	0.9
122,306	—	SBA Communications Corporation	14.7	—
71,466	71,466	Select Income Real Estate Investment Trust	1.8	1.8
244,663	248,749	Senior Housing Properties Trust	5.0	4.7
34,918	36,820	Silver Bay Realty Trust Corp.	0.7	0.6
324,538	329,687	Simon Property Group, Inc.	55.8	58.6
104,653	106,453	SL Green Realty Corp.	11.2	11.4
476,156	483,032	Spirit Realty Capital Inc.	4.8	5.2
77,029	78,649	Stag Industrial, Inc.	1.9	1.9
159,856	162,012	STORE Capital Corporation	3.8	4.0
88,627	88,627	Summit Hotel Properties, Inc.	1.4	1.4
66,975	68,173	Sun Communities, Inc.	5.4	5.2
224,031	227,526	Sunstone Hotel Investors, L.L.C.	3.4	3.5
99,455	100,862	Tanger Factory Outlet Centers, Inc.	3.3	3.6
62,497	63,335	Taubman Centers, Inc.	4.1	4.7
48,484	48,484	Terreno Realty Corporation	1.4	1.4
148,890	150,999	The Macerich Company	9.6	10.7
50,411	50,411	Tier Inc.	0.9	0.9
275,745	280,233	UDR, Inc.	10.0	10.2
27,329	27,329	UMH Properties, Inc.	0.4	0.4
161,499	—	UNITI Group, Inc.	4.2	—
14,676	14,676	Universal Health Realty Income Trust	0.9	1.0
93,500	93,500	Urban Edge Properties	2.5	2.6
31,959	31,959	Urstadt Biddle Properties, Inc.	0.7	0.8
365,492	371,296	Ventas, Inc.	23.8	23.2
996,319	1,012,629	VEREIT, Inc.	8.5	8.6
174,889	177,780	Vornado Realty Trust	17.5	18.6
193,859	193,859	Washington Prime Group, Inc.	1.7	2.0
76,866	78,200	Washington Real Estate Investment Trust	2.4	2.6
119,216	120,820	Weingarten Realty Investors	4.0	4.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2017	December 31, 2016
2017	2016
			(Unaudited)
374,350	380,425	Welltower Inc.	$26.5	$25.5
771,349	783,938	Weyerhaeuser Company	26.2	23.6
32,110	32,110	Whitestone Real Estate Investment Trust B	0.4	0.5
93,584	95,234	WP Carey Inc.	5.8	5.6
113,720	113,720	Xenia Hotels & Resorts Inc.	1.9	2.2
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $881.9 and $883.9)			$1,097.5	$1,081.5

OTHER MARKETABLE SECURITIES—15.2% and 15.2%
GOVERNMENT AGENCY NOTES—9.9% and 8.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$22.0	Fannie Mae Discount Notes	0.416%	2/1/2017	$—	$22.0
—	42.0	Fannie Mae Discount Notes	0.366% - 0.482%	3/1/2017	—	42.0
—	10.0	Fannie Mae Discount Notes	0.427%	3/3/2017	—	10.0
—	20.0	Fannie Mae Discount Notes	0.427%	3/6/2017	—	20.0
—	20.0	Fannie Mae Discount Notes	0.406%	3/13/2017	—	20.0
—	30.3	Fannie Mae Discount Notes	0.406%	3/27/2017	—	30.3
—	25.0	Fannie Mae Discount Notes	0.406%	3/28/2017	—	25.0
40.0	—	Fannie Mae Discount Notes	0.497%	4/3/2017	40.0	—
42.1	—	Fannie Mae Discount Notes	0.477% - 0.497%	4/4/2017	42.0	—
30.0	—	Fannie Mae Discount Notes	0.507%	4/10/2017	30.0	—
25.1	—	Fannie Mae Discount Notes	0.507%	4/11/2017	25.0	—
33.0	—	Fannie Mae Discount Notes	0.487% - 0.511%	4/12/2017	33.0	—
30.0	30.0	Fannie Mae Discount Notes	0.518%	4/18/2017	30.0	29.9
24.1	24.0	Fannie Mae Discount Notes	0.483% - 0.579%	4/19/2017	24.0	24.0
32.0	—	Fannie Mae Discount Notes	0.518%	4/24/2017	31.9	—
48.0	—	Fannie Mae Discount Notes	0.497%	4/26/2017	48.0	—
31.5	31.5	Fannie Mae Discount Notes	0.447% - 0.539%	5/1/2017	31.5	31.5
50.0	49.9	Fannie Mae Discount Notes	0.518%	5/2/2017	50.0	49.9
40.0	39.9	Fannie Mae Discount Notes	0.539%	5/5/2017	40.0	39.9
30.0	—	Fannie Mae Discount Notes	0.507%	5/9/2017	30.0	—
55.1	—	Fannie Mae Discount Notes	0.508%	5/10/2017	55.0	—
7.0	—	Fannie Mae Discount Notes	0.508%	5/15/2017	7.0	—
47.1	—	Fannie Mae Discount Notes	0.518%	5/16/2017	47.0	—
50.0	—	Fannie Mae Discount Notes	0.518%	5/17/2017	50.0	—
20.1	—	Fannie Mae Discount Notes	0.518%	5/19/2017	20.1	—
20.1	—	Fannie Mae Discount Notes	0.518%	5/23/2017	20.1	—
50.0	—	Fannie Mae Discount Notes	0.518%	5/24/2017	50.0	—
50.0	—	Fannie Mae Discount Notes	0.518%	5/26/2017	50.0	—
33.4	—	Fannie Mae Discount Notes	0.752%	7/11/2017	33.3	—
35.1	—	Fannie Mae Discount Notes	0.605%	7/12/2017	35.0	—
30.0	—	Fannie Mae Discount Notes	0.783%	7/17/2017	29.9	—
15.1	—	Fannie Mae Discount Notes	0.783%	7/18/2017	15.1	—
22.1	—	Fannie Mae Discount Notes	0.793%	7/24/2017	22.0	—
40.1	—	Fannie Mae Discount Notes	0.793%	7/26/2017	40.0	—
34.1	—	Fannie Mae Discount Notes	0.793%	7/28/2017	34.0	—
30.0	—	Fannie Mae Discount Notes	0.793%	8/1/2017	29.9	—
22.1	—	Fannie Mae Discount Notes	0.793%	8/2/2017	22.0	—
20.0	19.9	Farmer Mac Discount Notes	0.682%	6/1/2017	20.0	19.9
—	15.5	Federal Farm Credit Bank Discount Notes	0.376% - 0.381%	2/22/2017	—	15.5
13.1	—	Federal Farm Credit Bank Discount Notes	0.793%	7/25/2017	13.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$34.7	Federal Home Loan Bank Discount Notes	0.304% - 0.355%	1/3/2017	$—	$34.7
—	40.0	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	—	40.0
—	29.2	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	—	29.2
—	7.1	Federal Home Loan Bank Discount Notes	0.299% - 0.345%	1/9/2017	—	7.1
—	25.0	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.304% - 0.396%	1/11/2017	—	50.0
—	33.0	Federal Home Loan Bank Discount Notes	0.365% - 0.396%	1/12/2017	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	—	36.0
—	42.1	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	—	42.1
—	20.0	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.335%	1/23/2017	—	50.0
—	47.0	Federal Home Loan Bank Discount Notes	0.345%	1/24/2017	—	47.0
—	34.8	Federal Home Loan Bank Discount Notes	0.304% - 0.360%	1/25/2017	—	34.8
—	45.0	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	—	45.0
—	25.0	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	—	25.0
—	34.7	Federal Home Loan Bank Discount Notes	0.467% - 0.497%	2/1/2017	—	34.7
—	42.0	Federal Home Loan Bank Discount Notes	0.406%	2/3/2017	—	42.0
—	15.0	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	—	15.0
—	10.2	Federal Home Loan Bank Discount Notes	0.376%	2/10/2017	—	10.2
—	50.0	Federal Home Loan Bank Discount Notes	0.386% - 0.487%	2/17/2017	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.365%	2/21/2017	—	30.0
—	30.0	Federal Home Loan Bank Discount Notes	0.437%	2/22/2017	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.396%	2/24/2017	—	50.0
—	20.0	Federal Home Loan Bank Discount Notes	0.533%	2/27/2017	—	20.0
—	10.1	Federal Home Loan Bank Discount Notes	0.518%	3/3/2017	—	10.1
—	15.0	Federal Home Loan Bank Discount Notes	0.523%	3/6/2017	—	15.0
—	30.0	Federal Home Loan Bank Discount Notes	0.538%	3/8/2017	—	30.0
—	45.8	Federal Home Loan Bank Discount Notes	0.447% - 0.574%	3/10/2017	—	45.8
—	20.0	Federal Home Loan Bank Discount Notes	0.543%	3/14/2017	—	20.0
—	40.5	Federal Home Loan Bank Discount Notes	0.528% - 0.579%	3/17/2017	—	40.5
—	49.9	Federal Home Loan Bank Discount Notes	0.538%	3/20/2017	—	49.9
—	36.1	Federal Home Loan Bank Discount Notes	0.533%	3/22/2017	—	36.1
—	28.0	Federal Home Loan Bank Discount Notes	0.427% - 0.518%	3/23/2017	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.528%	3/24/2017	—	40.0
—	25.0	Federal Home Loan Bank Discount Notes	0.548%	3/28/2017	—	25.0
—	31.0	Federal Home Loan Bank Discount Notes	0.558%	3/29/2017	—	31.0
—	6.4	Federal Home Loan Bank Discount Notes	0.477%	3/31/2017	—	6.4
41.0	—	Federal Home Loan Bank Discount Notes	0.507% - 0.558%	4/5/2017	41.0	—
34.3	—	Federal Home Loan Bank Discount Notes	0.538%	4/7/2017	34.3	—
20.0	—	Federal Home Loan Bank Discount Notes	0.528%	4/10/2017	20.0	—
50.0	49.9	Federal Home Loan Bank Discount Notes	0.559%	4/17/2017	50.0	49.9
58.1	26.0	Federal Home Loan Bank Discount Notes	0.548% - 0.605%	4/19/2017	58.1	26.0
30.0	—	Federal Home Loan Bank Discount Notes	0.609%	4/21/2017	30.0	—
47.1	—	Federal Home Loan Bank Discount Notes	0.538%	4/25/2017	47.0	—
20.1	20.1	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	20.1	20.1
50.1	25.0	Federal Home Loan Bank Discount Notes	0.538% - 0.600%	5/5/2017	50.0	25.0
42.1	—	Federal Home Loan Bank Discount Notes	0.538%	5/8/2017	42.0	—
52.3	37.2	Federal Home Loan Bank Discount Notes	0.558% - 0.641%	5/12/2017	52.2	37.2
13.0	—	Federal Home Loan Bank Discount Notes	0.548%	5/19/2017	13.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.538%	5/22/2017	50.0	—
40.1	—	Federal Home Loan Bank Discount Notes	0.548%	5/30/2017	40.0	—
45.1	—	Federal Home Loan Bank Discount Notes	0.559%	6/2/2017	45.0	—
36.8	—	Federal Home Loan Bank Discount Notes	0.538%	6/6/2017	36.8	—
40.0	—	Federal Home Loan Bank Discount Notes	0.787%	6/28/2017	39.9	—
25.0	—	Federal Home Loan Bank Discount Notes	0.742%	6/29/2017	25.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.777%	7/3/2017	25.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2017	December 31, 2016
2017	2016
					(Unaudited)
$21.8	$—	Federal Home Loan Bank Discount Notes	0.823%	7/14/2017	$21.7	$—
8.0	—	Federal Home Loan Bank Discount Notes	0.64%	7/19/2017	8.0	—
25.1	—	Federal Home Loan Bank Discount Notes	0.646%	7/21/2017	25.0	—
22.2	—	Federal Home Loan Bank Discount Notes	0.651%	8/3/2017	22.1	—
47.1	—	Federal Home Loan Bank Discount Notes	0.676% - 0.844%	8/9/2017	46.9	—
19.3	—	Federal Home Loan Bank Discount Notes	0.681%	8/16/2017	19.2	—
40.0	—	Federal Home Loan Bank Discount Notes	0.692%	8/25/2017	39.9	—
25.1	—	Federal Home Loan Mortgage Discount Notes	—%	6/27/2017	25.1	—
—	16.1	Freddie Mac Discount Notes	0.345%	1/9/2017	—	16.1
—	25.0	Freddie Mac Discount Notes	0.335%	1/10/2017	—	25.0
—	30.0	Freddie Mac Discount Notes	0.391%	1/20/2017	—	30.0
—	13.1	Freddie Mac Discount Notes	0.426%	1/30/2017	—	13.1
—	40.0	Freddie Mac Discount Notes	0.447%	2/6/2017	—	40.0
—	36.9	Freddie Mac Discount Notes	0.436% - 0.457%	2/7/2017	—	36.9
—	44.2	Freddie Mac Discount Notes	0.360%	2/8/2017	—	44.2
—	25.0	Freddie Mac Discount Notes	0.360%	2/10/2017	—	25.0
—	40.0	Freddie Mac Discount Notes	0.365%	2/13/2017	—	40.0
—	30.0	Freddie Mac Discount Notes	0.376%	2/14/2017	—	30.0
—	20.0	Freddie Mac Discount Notes	0.467%	2/21/2017	—	20.0
—	27.0	Freddie Mac Discount Notes	0.386%	2/27/2017	—	27.0
—	15.0	Freddie Mac Discount Notes	0.401%	3/3/2017	—	15.0
—	35.2	Freddie Mac Discount Notes	0.406%	3/7/2017	—	35.2
—	14.0	Freddie Mac Discount Notes	0.411%	3/14/2017	—	14.0
—	50.0	Freddie Mac Discount Notes	0.427%	3/21/2017	—	49.9
18.0	18.0	Freddie Mac Discount Notes	0.600%	4/21/2017	18.0	18.0
40.0	39.9	Freddie Mac Discount Notes	0.457%	5/3/2017	40.0	39.9
22.9	22.9	Freddie Mac Discount Notes	0.483%	5/4/2017	22.9	22.9
39.1	—	Freddie Mac Discount Notes	0.528%	6/1/2017	39.0	—
11.1	—	Freddie Mac Discount Notes	0.528%	6/5/2017	11.1	—
38.1	—	Freddie Mac Discount Notes	0.686%	6/7/2017	38.0	—
30.1	—	Freddie Mac Discount Notes	0.711%	6/9/2017	30.0	—
45.1	—	Freddie Mac Discount Notes	0.711%	6/12/2017	45.0	—
26.1	—	Freddie Mac Discount Notes	0.742% - 0.752%	6/13/2017	26.1	—
30.0	—	Freddie Mac Discount Notes	0.752%	6/14/2017	30.0	—
18.1	—	Freddie Mac Discount Notes	0.640%	6/16/2017	18.0	—
45.1	—	Freddie Mac Discount Notes	0.762%	6/19/2017	45.0	—
30.0	—	Freddie Mac Discount Notes	0.762%	6/20/2017	30.0	—
19.2	—	Freddie Mac Discount Notes	0.762% - 0.767%	6/21/2017	19.1	—
40.0	—	Freddie Mac Discount Notes	0.767%	6/23/2017	39.9	—
30.0	—	Freddie Mac Discount Notes	0.762%	6/26/2017	30.0	—
39.1	—	Freddie Mac Discount Notes	0.722%	7/5/2017	39.0	—
30.0	—	Freddie Mac Discount Notes	0.772%	7/7/2017	29.9	—
43.1	—	Freddie Mac Discount Notes	0.772%	7/10/2017	43.0	—
35.0	—	Freddie Mac Discount Notes	0.783%	7/13/2017	34.9	—
30.3	—	Freddie Mac Discount Notes	0.834%	8/8/2017	30.2	—
20.1	—	Freddie Mac Discount Notes	0.834%	8/10/2017	20.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,655.6 and $2,309.0)					$2,655.3	$2,308.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—5.3% and 6.5%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$35.9	United States Treasury Bills	0.345% - 0.369%	1/5/2017	$—	$35.9
—	47.9	United States Treasury Bills	0.423% - 0.428%	1/19/2017	—	48.0
—	36.1	United States Treasury Bills	0.371% - 0.401%	1/26/2017	—	36.1
—	60.1	United States Treasury Bills	0.363% - 0.423%	2/2/2017	—	60.1
—	75.0	United States Treasury Bills	0.315% - 0.426%	2/9/2017	—	75.0
—	48.0	United States Treasury Bills	0.325% - 0.437%	2/16/2017	—	48.0
—	48.0	United States Treasury Bills	0.448% - 0.473%	2/23/2017	—	48.0
—	36.0	United States Treasury Bills	0.368% - 0.477%	3/2/2017	—	36.0
—	48.7	United States Treasury Bills	0.386% - 0.518%	3/9/2017	—	48.7
—	59.9	United States Treasury Bills	0.406% - 0.481%	3/16/2017	—	60.0
—	129.0	United States Treasury Bills	0.380% - 0.533%	3/23/2017	—	129.0
—	25.9	United States Treasury Bills	0.396% - 0.518%	3/30/2017	—	25.9
109.0	58.9	United States Treasury Bills	0.411% - 0.509%	4/6/2017	109.0	58.9
131.0	130.8	United States Treasury Bills	0.518% - 0.529%	4/13/2017	131.0	130.8
50.0	49.9	United States Treasury Bills	0.514% - 0.559%	4/20/2017	50.0	49.9
83.3	48.2	United States Treasury Bills	0.554% - 0.781%	4/27/2017	83.2	48.2
50.0	49.9	United States Treasury Bills	0.514%	5/4/2017	50.0	49.9
42.1	42.0	United States Treasury Bills	0.601% - 0.623%	5/11/2017	42.1	42.0
45.2	30.1	United States Treasury Bills	0.584% - 0.620%	5/18/2017	45.1	30.1
53.0	—	United States Treasury Bills	0.503%	5/25/2017	52.9	—
32.1	32.0	United States Treasury Bills	0.587%	6/8/2017	32.1	32.0
37.1	—	United States Treasury Bills	0.554%	6/22/2017	37.0	—
27.1	—	United States Treasury Bills	0.605%	7/6/2017	27.1	—
75.0	74.8	United States Treasury Bills	0.541% - 0.654%	7/20/2017	74.8	74.7
75.0	—	United States Treasury Bills	0.606%	7/27/2017	74.8	—
20.0	—	United States Treasury Bills	0.791%	8/3/2017	20.0	—
87.0	86.7	United States Treasury Bills	0.574% - 0.591%	8/17/2017	86.7	86.6
40.0	—	United States Treasury Bills	0.657%	8/24/2017	39.9	—
35.0	34.8	United States Treasury Bills	0.696%	9/14/2017	34.9	34.8
49.0	—	United States Treasury Bills	0.768%	12/7/2017	48.7	—
—	69.9	United States Treasury Notes	0.431% - 0.451%	1/31/2017	—	69.9
—	46.9	United States Treasury Notes	0.441% - 0.471%	2/15/2017	—	47.0
—	49.7	United States Treasury Notes	0.502%	2/28/2017	—	49.7
—	50.0	United States Treasury Notes	0.542%	3/15/2017	—	50.0
—	50.0	United States Treasury Notes	0.515%	3/31/2017	—	50.0
21.9	—	United States Treasury Notes	0.553%	5/15/2017	21.9	—
69.6	69.6	United States Treasury Notes	0.550% - 0.621%	5/31/2017	69.6	69.6
40.0	40.1	United States Treasury Notes	0.580%	6/15/2017	40.0	40.1
50.0	50.0	United States Treasury Notes	0.586%	6/30/2017	50.0	50.0
50.0	30.0	United States Treasury Notes	0.668% - 0.710%	7/31/2017	50.0	30.0
49.9	—	United States Treasury Notes	0.660% - 0.663%	8/15/2017	49.9	—
43.0	—	United States Treasury Notes	0.704% - 0.705%	8/31/2017	42.9	—
50.0	—	United States Treasury Notes	0.781%	10/31/2017	49.9	—
21.1	—	United States Treasury Notes	0.816% - 0.945%	11/30/2017	21.0	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,435.0 and $1,745.0)					$1,434.5	$1,744.9
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,090.6 and $4,054.0)					$4,089.8	$4,053.8
TOTAL MARKETABLE SECURITIES (Cost $4,972.5 and $4,937.9)					$5,187.3	$5,135.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2017	December 31, 2016
2017	2016
					(Unaudited)
LOANS RECEIVABLE—1.1% and 1.1%
		Borrower	Interest Rate(7)
		DJM Capital Partners	4.200%(8)	7/1/2018	$33.3	$32.3
		Simply Self Storage Portfolio	8.250%	9/6/2021	37.6	37.6
		State Street Financial Center Junior Mezz	6.500%	11/10/2021	125.2	125.2
		Charles River Plaza North	6.080%	4/6/2029	100.6	100.6
TOTAL LOANS RECEIVABLE (Cost $295.8 and $294.8)					$296.7	$295.7
TOTAL INVESTMENTS (Cost $22,787.1 and $22,581.2)					$26,960.9	$26,643.7

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(6)	A partial disposition of assets held by the portfolio was completed on February 1, 2017.

(7)	Represents fixed interest rate.

(8)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest only rate.

(9)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $0.5 million as of March 31, 2017.

(10)	The assets held in this investment were in liquidation as of May 2014, with final dissolution expected in 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2017 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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
Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate;

•	Direct ownership of real estate through interests in joint ventures;

•	Indirect interests in real estate through real estate-related securities, such as:

•	public and/or privately placed registered and unregistered equity investments in REITs, which investments may consist of common or preferred stock interests;

•	real estate limited partnerships and limited liability companies;

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs; and

•	conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including CMBS and other similar investments.
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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2017, REIT securities comprised approximately 4.5% of the Account’s net assets, and the Account held no CMBS as of such date.
Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government-related instruments, including U.S. Treasury bills;

•	Long-term government-related instruments, such as securities issued by U.S. government agencies or U.S. government sponsored entities;

•	Short-term non-government-related instruments, such as money market instruments and commercial paper;

•	Long-term non-government-related instruments, such as corporate debt securities; and

•	Stock of companies that do not primarily own or manage real estate.

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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, through the date of this Form 10-Q, such foreign real estate-related investments have never represented more than 7.5% of the Account’s net assets and management does not intend such foreign investments to exceed 10% of the Account’s net assets. As of March 31, 2017, the Account did not hold any foreign real estate investments.
FIRST QUARTER 2017 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
The U.S. economy continued to expand modestly during the first quarter of 2017. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product (“GDP”) grew at a 0.7% annual rate in the first quarter of 2017 as compared to 2.1% during the fourth quarter of 2016. A weak first quarter is not unusual, as seasonality issues have made it difficult to estimate economic activity during the early part of the year. Consumer spending was largely responsible for the moderation, making only a small contribution to growth this quarter. It appears likely that the unusually warm early part of winter curbed utility spending. Business inventories detracted from growth while residential housing contributed to growth. The Bureau of Labor Statistics reported that 533,000 jobs were added during the first quarter, as compared to 443,000 during the fourth quarter. Job growth has been more than enough to absorb the expanding labor force and the unemployment rate declined to 4.5% in March.

Economic Indicators*

	2016		Forecast
		1Q 2017	2017	2018
Economy(1)
Gross Domestic Product (GDP)	1.6%	0.7%	2.2%	2.4%
Employment Growth (Thousands)	2,240	533	2,060	1,900
Unemployment Rate	4.9%	4.5%	4.6%	4.4%
Interest Rates(2)
10 Year Treasury	1.8%	2.4%	2.7%	3.2%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.

The Federal Open Market Committee (“FOMC”) voted in March to raise the federal funds rate to a range of 0.75%-1.00% based on its assessment that “the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace.” The increase was the second in three months, however FOMC members reiterated expectations that changes in the federal funds rate will continue at a gradual pace. Detailed information released as part of the FOMC Minutes suggested that committee members have also begun to consider changing the reinvestment policy, or the process of reducing the Fed’s balance sheet, which FOMC participants indicated could begin in late-2017.
Underlying economic conditions remained solid during the first quarter. In particular, business and consumer confidence increased sharply upon expectations of corporate tax cuts and looser regulation brought about by the new administration. However, the recent vote to “repeal and replace” the Affordable Care Act was cancelled, signaling that it may be more difficult to enact legislation than originally anticipated. During the quarter, yields on ten-year U.S. Treasuries remained relatively stable. Most economists are expecting two additional rate hikes in 2017, with the next increase in the federal funds rate generally expected to occur as early as June.
Economists’ expectations for the U.S. economy changed little during the first quarter of 2017. The April 2017 Blue Chip Financial Forecasts publication puts the odds of a 2017 recession at 14.1%; the odds are only slightly higher for 2018. Blue Chip economists expect steady GDP growth throughout the rest of 2017 and into 2018, with annual increases of 2.2% and 2.4%, respectively. Employment is expected to grow by roughly two million in 2017 and 2018, despite the tight labor market and shrinking numbers of skilled workers. Continued GDP and employment growth of this magnitude would support ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate markets held steady or moderated during the first quarter of 2017. Tenant demand for commercial space was generally healthy and kept vacancy rates relatively stable despite increasing construction in some markets. Real Capital Analytics reported that sales of office, industrial, retail and multi-family totaled $85 billion in the first quarter of 2017, which represented an 18.7% decline compared to first quarter 2016. The decline was attributable to a sharp decrease in single asset sales, perhaps indicating that investors are wary of current pricing conditions amid rising interest rates. The Green Street Advisors’ Commercial Property Price Index (“CPPI”) was flat during the first quarter but up 2.0% year-over-year. Indications are that cap rates have drifted up modestly.
The NAREIT All Equity REIT index increased 2.5% during first quarter 2017, as compared to a 3.3% decline during the fourth quarter. For the quarter ending March 31, 2017, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees declined to 1.62% from fourth quarter’s 1.95% total return.

Data for the Account’s top five markets in terms of market value as of March 31, 2017 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.3% leased. As indicated by the table below, the Account’s properties in four of its five top markets are above 85% leased. Occupancy in the Account's Los Angeles properties is weaker, reflective of elevated vacancy at two of the Account's office assets in the area. However, recent leases signed at both properties will help lift occupancy in subsequent quarters.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	94.3%	16	13.0%	10.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	87.8%	13	11.6%	9.2%
Los Angeles-Long Beach-Glendale, CA	83.5%	12	9.8%	7.8%
Boston, MA	90.9%	5	6.9%	5.5%
Seattle-Bellevue-Everett, WA	89.1%	6	5.7%	4.5%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
CB Richard Ellis Econometric Advisors (“CBRE-EA”) reported that the national office vacancy rate increased up to 13.0% during first quarter after ending 2016 at 12.9%. The vacancy rate increase was attributed to increasing supply in a number of markets. Overall, national office market conditions are healthy, and a number of significant markets have single-digit vacancy rates including New York and San Francisco, as well as tech-heavy markets like Austin, Seattle, and San Jose. Demand for office space is driven by employment trends in office-using sectors such as finance and professional & business services. During the first quarter, the financial services sector added 45,000 jobs as compared to 40,000 in the fourth quarter. The larger professional and business services sector, which includes many facets of tech employment, added 151,000 jobs as compared to 137,000 previously. Supply has picked up from its pre-recession lows, but continued moderate employment growth should provide support to the office market in the near term.
CBRE-EA reported market vacancy rates increased in three of the Account’s top five office markets during the first quarter of 2017. The average vacancy rate of the Account’s properties in San Francisco and Washington, DC are both below their respective market averages. The increase in the vacancy rate in the Account’s New York properties is reflective of a new acquisition undergoing a repositioning while two of the Account’s Los Angeles properties are anticipated to experience an increase in occupancy by year end 2017, due to recently signed leases and strong submarket conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q1	2016 Q4	2017 Q1	2016 Q4
Account / Nation			14.0%	12.9%	13.0%	12.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,495.7	5.5%	12.9%	13.2%	15.2%	15.6%
Boston, MA	1,442.1	5.3%	11.9%	11.4%	9.9%	9.7%
New York-Jersey City-White Plains, NY-NJ	1,131.4	4.2%	17.8%	16.2%	9.5%	9.6%
San Francisco-Redwood City-South San Francisco, CA	1,105.4	4.1%	3.8%	3.8%	7.2%	6.5%
Los Angeles-Long Beach-Glendale, CA	963.4	3.6%	28.0%	28.4%	13.7%	13.4%

*	Source: CBRE - EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Economic growth, industrial production, international trade flows, and consumer spending all impact conditions in the industrial market. The late-2016 and early-2017 moderation in economic growth may have contributed to a small uptick in the national industrial availability rate. With supply beginning to increase, industrial market improvements may be approaching a plateau. CBRE-EA reported that the national industrial availability rate increased up to 8.0% during first quarter after ending 2016 at 7.9%. However, healthy consumer spending is expected to continue supporting demand for warehouse space going forward.
Market availability rates as reported by CBRE-EA were at or below the national average in all five of the Account’s top industrial markets. Availability rates in each of the Account’s top industrial markets were near or well below their respective market averages. The increase in availability in the Account’s New York properties reflects a first quarter acquisition which was 75.0% leased to three tenants at the time of purchase. Availability increased in Dallas and Los Angeles due to lease expirations occurring during the quarter.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q1	2016 Q4	2017 Q1	2016 Q4
Account / Nation			8.8%	7.7%	8.0%	7.9%
Riverside-San Bernardino-Ontario, CA	$919.0	3.4%	0.0%	3.9%	6.8%	7.4%
Los Angeles-Long Beach-Glendale, CA	310.1	1.2%	6.0%	4.5%	3.8%	3.9%
New York-Jersey City-White Plains, NY-NJ	280.2	1.0%	3.3%	0.0%	7.1%	6.6%
Tacoma-Lakewood, WA	274.3	1.0%	2.7%	2.1%	4.5%	4.2%
Dallas-Plano-Irving, TX	260.2	1.0%	8.3%	3.5%	7.9%	7.9%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.
Multi-Family
Apartment demand is conditional upon economic, demographic and socio-economic factors including job growth and household formations. Of the four main property types, the apartment market is furthest along in its real estate cycle.

The apartment sector faces the largest supply pipeline, leading to expectations of higher vacancies in some markets. Supply should peak in 2017, however, and fall sharply thereafter. The national apartment vacancy rate increased for the third consecutive quarter on a year-over-year basis and is now 5.0%, up from 4.7% during first quarter 2016. (Year-over-year comparisons are necessary due to seasonal leasing patterns.) CBRE-EA notes that the national apartment market may be nearing an inflection point as supply peaks this year.
As shown in the following table, the average vacancy rate of the Account’s properties improved in both New York and Los Angeles. The vacancy rate of the Account’s properties in Fort Lauderdale is above-average and rising. The three properties are located in submarkets with new supply, which has reportedly impacted leasing at existing properties.

			Account Units Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q1	2016 Q4	2017 Q1	2016 Q4
Account / Nation			7.1%	7.5%	5.0%	4.9%
New York-Jersey City-White Plains, NY-NJ	$859.4	3.2%	3.9%	5.5%	3.3%	3.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	828.5	3.1%	7.9%	7.1%	4.7%	4.8%
Los Angeles-Long Beach-Glendale, CA	552.4	2.0%	7.7%	9.2%	4.0%	4.0%
Denver-Aurora-Lakewood, CO	315.0	1.2%	7.9%	7.5%	5.8%	5.8%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	307.5	1.1%	10.2%	9.4%	5.5%	5.2%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail sales are driven by economic, demographic, and socio-economic factors. Retailers have been challenged by shifting demographics and a change in shopping preferences. Many traditional mall retailers have struggled. Some major retailers are closing hundreds of stores, while others have filed for Chapter 11 bankruptcy. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.5% from fourth quarter 2016 and 5.4% over first quarter 2016 sales. Retail market conditions remained steady in the first quarter when the national availability rate held at 10.1%. Healthy labor market conditions should continue to support growth in wages, which will contribute to consumer spending in 2017. The vacancy rate for the Account’s retail portfolio remained very low at 4.4% in the first quarter, up modestly from 3.5% in the fourth quarter. Only one of the Account’s retail investments has a vacancy rate above 10.0%, which is reflective of the overall high quality of the retail portfolio.
Outlook
The U.S. economy appears to be stable. There are no indications of an imminent downturn and modestly stronger economic growth is expected in the near-term. Job, wage, and consumer spending growth are moderate, but still sufficient to benefit commercial real estate. The real estate cycle is mature but imbalances are not evident. Returns are still likely to be attractive on an absolute basis, even as they moderate. Fundamentals remain supportive of income growth which would offset interest rate increases to some degree. Market conditions generally remained stable, with vacancy rates declining in more markets than rising. Regional conditions have varied depending on their economic drivers, but U.S. real estate markets are generally well-balanced and any economic shock would likely be well-tolerated.
Potential downside risks include subprime auto loans, student loans and covenant-lite high yield corporates. Additionally, political uncertainty is still present, and the impact of long term budget, tax, trade and spending proposals is still unknown. Economists expect GDP growth of 2.3% in 2017. Forecasts also include expectations of continued job growth, for interest rates to rise but at a gradual pace, and for inflation to remain around the Fed’s target rate. Real estate market conditions should remain healthy during 2017 if domestic economic conditions approximate economist expectations.

One acquisition was completed during the first quarter of 2017. The Account entered into a joint venture agreement to purchase a 97.5% interest in a 306,000 square foot industrial building located in the New York metro division.
Additionally, there were two dispositions during first quarter of 2017. One was a retail property located in the Washington, D.C. metro division. The other was a single industrial building from one of the Account’s industrial investment portfolios located in the Atlanta metro area. These and other potential dispositions may arise to take advantage of market opportunities and for the Account to maintain appropriate market exposure.
Management continued to maintain the Account’s income returns through active property management and leasing, while maintaining a strict adherence to expense management. Overall, the Account’s holdings were 91.3% leased during the first quarter of 2017 as compared with 92.1% in the fourth quarter of 2016. The Account’s real estate assets generated a 1.56% total return during the first quarter. The real estate asset returns were positive for the 28th consecutive quarter, as shown in the following graph.

Management intends to continue to monitor the Account’s cash position to maintain adequate liquidity in order to fund participant payments, for operating expenses, capital expenditures for existing properties, and for additional property acquisitions. In addition to active investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties, and refinance or pay down existing debt on assets in order to further reduce the Account’s overall weighted cost of capital. A portion of the Account’s liquid assets is invested in publicly traded REITs, which provide incremental exposure to U.S. commercial real estate and an attractive dividend yield at a high degree of liquidity. The Account’s portfolio consists of REIT stocks that closely replicate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets.
Management has increased focus on property management and leasing at its existing assets, while carefully evaluating acquisitions in selected property types in target markets with an emphasis on institutional quality properties in prime locations with strong occupancy histories and favorable tenant rollover schedules.
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

Investments as of March 31, 2017
As of March 31, 2017, the Account had total net assets of $24.6 billion, a 1.4% increase from December 31, 2016. The increase in the Account’s net assets was primarily driven by net investment income and appreciation in value of the Account’s investments.
As of March 31, 2017, the Account owned a total of 129 real estate investments (104 of which were wholly-owned, 25 of which were held in joint ventures). The real estate portfolio included 38 office investments (including 12 held in joint ventures), 32 industrial investments (including one held in a joint venture), 36 apartment investments (including one held in a joint venture), 21 retail investments (including ten held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 33 are subject to debt (including 13 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2017 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2017 was $4.2 billion, which represented a loan to value ratio of 14.6%. The Account has no Account-level debt.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show located in Las Vegas, NV, represented 3.9% of total real estate investments and 3.1% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following tables reflect the diversification of the Account’s real estate assets by region and property type and list its ten largest investments. All information is based on the fair values of the investments at March 31, 2017.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	16.8%	20.6%	5.6%	—%	43.0%
Apartment	8.6%	8.5%	3.9%	—%	21.0%
Retail	7.6%	3.1%	8.0%	0.5%	19.2%
Industrial	7.7%	1.7%	3.8%	0.8%	14.0%
Other(2)	0.3%	2.4%	0.1%	—%	2.8%
Total	41.0%	36.3%	21.4%	1.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments
Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
Fashion Show	Las Vegas	NV	Retail	$840.4	(2)	3.9%	3.1%
1001 Pennsylvania Avenue	Washington	DC	Office	800.2	(3)	3.8%	3.0%
The Florida Mall	Orlando	FL	Retail	756.4	(4)	3.5%	2.8%
DDR	Various	USA	Retail	685.8	(5)	3.2%	2.5%
Colorado Center	Santa Monica	CA	Office	582.4	(6)	2.7%	2.2%
Fourth and Madison	Seattle	WA	Office	520.0	(7)	2.4%	1.9%
99 High Street	Boston	MA	Office	511.0		2.4%	1.9%
501 Boylston Street	Boston	MA	Office	488.1	(8)	2.3%	1.8%
425 Park Avenue	New York	NY	Ground Lease	455.0		2.1%	1.7%
Ontario Industrial Portfolio	Ontario	CA	Industrial	439.4		2.1%	1.6%

(1)
Fair Value as reported in the March 31, 2017 Consolidated Schedules of Investments. Investments owned 100% by the Account are reported at net equity value on a fair value basis, and are presented at the Account's ownership interest.

(2)
Fashion Show is held in a joint venture with General Growth Properties, in which the Account holds 50% interest, and is presented net of debt. As of March 31, 2017, this debt had a fair value of $429.4 million.

(3)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $471.5 million.

(4)
The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of March 31, 2017, this debt had a fair value of $178.5 million.

(5)
DDR Joint Venture, in which the Account holds an 85% interest, consists of 25 retail properties located in 11 states and is presented net of debt. As of March 31, 2017, this debt had a fair value of $526.9 million.

(6)	Colorado Center is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(7)	Fourth and Madison is presented gross of debt. The value of the Account's interest less the fair value of leverage is $320.2 million.

(8)	501 Boylston Street is presented gross of debt. The value of the Account's interest less the fair value of leverage is $277.5 million.

At March 31, 2017, the Account held 79.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.9% of total investments, U.S. Treasury securities representing 5.3% of total investments, real estate-related equity securities representing 4.1% of total investments, loans receivable representing 1.1% of total investments, and real estate limited partnerships representing 0.5% of total investments.
Results of Operations
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$258.4	$245.9	$12.5	5.1%
Real estate property level expenses:
Operating expenses	55.3	57.6	(2.3)	(4.0)%
Real estate taxes	42.5	38.1	4.4	11.5%
Interest expense	22.5	17.4	5.1	29.3%
Total real estate property level expenses	120.3	113.1	7.2	6.4%
Real estate income, net	138.1	132.8	5.3	4.0%
Income from real estate joint ventures and limited partnerships	45.9	27.8	18.1	65.1%
Interest	9.7	5.0	4.7	94.0%
Dividends	(0.7)	3.2	(3.9)	N/M
TOTAL INVESTMENT INCOME	193.0	168.8	24.2	14.3%
Expenses:
Investment management charges	20.5	14.4	6.1	42.4%
Administrative charges	15.6	17.3	(1.7)	(9.8)%
Distribution charges	7.2	6.7	0.5	7.5%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	10.2	8.4	1.8	21.4%
TOTAL EXPENSES	53.8	47.1	6.7	14.2%
INVESTMENT INCOME, NET	$139.2	$121.7	$17.5	14.4%
N/M—Not meaningful.
Rental Income:
Rental income increased $12.5 million, or 5.1%, primarily due to net real estate acquisitions coupled with higher rental rates and improved occupancy in the industrial and retail sectors.
Operating Expenses:
Operating expenses decreased $2.3 million, or 4.0%, primarily due to general reductions in operating expenses across the portfolio, despite the offsetting impact of net real estate acquisitions.

Real Estate Taxes:
Real estate taxes increased $4.4 million, or 11.5%, primarily due to net real estate acquisitions coupled with higher property tax assessments resulting from increases in value across the real estate portfolio, primarily in the office sector.
Interest Expense:
Interest expense increased $5.1 million, or 29.3%, due to higher average principal balances through the three months ended March 31, 2017, as compared to the same period in 2016.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $18.1 million, or 65.1%, as a result of net acquisitions subsequent to March 31, 2016, coupled with increased distributions from the joint venture investments, primarily from the retail sector. Distributions rose due to increased occupancy, rising rents and reduced rent concessions.
Interest and Dividend Income:
Interest income increased $4.7 million primarily due to interest income earned on a larger loan receivable portfolio in 2017 as compared to the same period in the previous year. Dividend income decreased $3.9 million when compared to the same period in 2016 due to lower dividend yields on the Account's real-estate related securities coupled with return of capital adjustments recorded in 2017.
Expenses:
Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.18% and 0.17% for the three month periods ended March 31, 2017 and 2016, respectively. Costs increased period over period, however, average net assets increased in a comparable manner. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2016, for the twelve month period ending April 30, 2017, and are charged based on the Account’s net assets.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(17.2)	$8.3	$(25.5)	N/M
Marketable securities	4.6	14.0	(9.4)	(67.1)%
Total realized gain (loss) on investments:	(12.6)	22.3	(34.9)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	51.8	92.3	(40.5)	(43.9)%
Real estate joint ventures and limited partnerships	61.0	145.8	(84.8)	(58.2)%
Marketable securities	23.3	43.3	(20.0)	(46.2)%
Mortgage loans payable	11.6	(1.6)	13.2	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	147.7	279.8	(132.1)	(47.2)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$135.1	$302.1	$(167.0)	(55.3)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized losses recorded in the first quarter of 2017 are primarily due to the disposition of a wholly-owned real estate property. The property sold no longer aligned with the Account's long term investment strategy. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $34.6 million during the first quarter of 2017 compared to $100.6 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, it has remained positive due to favorable market rents and occupancy.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $61.0 million during the first quarter of 2017, compared to $145.8 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, it has remained positive due to favorable market rents and occupancy.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $27.9 million during the first quarter of 2017 compared to $57.3 million during the comparable period of 2016. The markets for REITs in the U.S. increased 2.5% as measured by the FTSE NAREIT All Equity REITs Index during the three month period ended March 31, 2017, compared to a increase of 5.8% in the same period of 2016. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of March 31, 2017, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced unrealized gains of $11.6 million during the first quarter of 2017 compared to unrealized losses of $1.6 million during the comparable period of 2016. The unrealized gains and losses were consistent with the directional movement of Treasury rates during the comparable period.
Liquidity and Capital Resources
As of March 31, 2017 and December 31, 2016, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.1 billion representing 16.6% and 16.7% of the Account’s net assets at such dates, respectively.
Participant Flows: Three months ended March 31, 2017 compared to three months ended March 31, 2016
During the three months ended March 31, 2017, the Account received $779.5 billion in premiums from participants offset by participant outflows of $710.8 billion in annuity payments and withdrawals and death benefits. During the three months ended March 31, 2016, the Account received $758.2 billion in premiums from participants offset by participant outflows of $512.1 billion in annuity payments and withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $139.2 million for the three months ended March 31, 2017, as compared to $121.7 million for the comparable period of 2016. The increase in total net investment income is described more fully in the Results of Operations section.
As of March 31, 2017, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 21.1% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
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
In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of March 31, 2017, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.

As of March 31, 2017, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 14.6%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of March 31, 2017, $47.6 million in principal amount of mortgage obligations secured by real estate investments wholly-owned by the Account will mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions

The following describes property transactions by the Account during the first quarter of 2017. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases
Matsil Building—Long Island City, NY
On March 8, 2017, the Account purchased a 97.5% interest in a joint venture investment which holds an industrial property located in Long Island City, New York for $54.3 million (the Account’s share).
Sales
Mazza Gallerie—Washington, D.C.
On January 4, 2017, the Account sold a retail property located in Washington, D.C. for a net sales price of $74.3 million, realizing a loss of $21.7 million from the sale, the majority of which has been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of sale was $96.0 million.
Atlanta Industrial Portfolio: 201 Greenwood Court—McDonough, GA
On February 1, 2017, the Account sold an industrial property held within its Atlanta Industrial Portfolio located in McDonough, Georgia for a net sales price of $39.1 million, resulting in a realized gain from the sale of $4.5 million, the majority of which has been previously recognized as unrealized gains in the Account's consolidated statements of operations. The Account's cost basis in the property at the date of sale was $34.6 million.
Financings
DDR Joint Venture—Various, USA
On January 6, 2017, the Account’s DDR joint venture investment, in which the Account holds an 85% interest, extinguished $40.0 million of outstanding mortgage debt (the Account's share) secured by a retail property.
On March 1, 2017, the Account’s DDR joint venture investment, in which the Account holds an 85% interest, extinguished $80.7 million of outstanding mortgage debt (the Account's share) secured by two retail properties.

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
The independent fiduciary, RERC, LLC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the entire appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.
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
Valuation of Loans Receivable (i.e. the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Account’s loans receivable are classified within level 3 of the valuation hierarchy.
Valuation of Mortgage Loans Payable (i.e. the Account as a debtor)—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market.
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
After the end of every quarter, the Account reconciles the amount of expenses deducted from the Account (which is established in order to approximate the costs that the Account will incur) with the expenses the Account actually incurred. If there is a difference, the Account adds it to or deducts it from the Account in equal daily installments over the remaining days of the following quarter. Material differences may be repaid in the current calendar quarter. The Account’s at cost deductions are based on projections of Account assets and overall expenses, and the size of any adjusting payments will be directly affected by the difference between management’s projections and the Account’s actual assets or expenses.
Federal Income Taxes: Based on provisions of Section 817 of the Internal Revenue Code the Account is taxed as a segregated asset account of TIAA and as such, the Account should incur no material federal income tax attributable to the net investment activity of the Account.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of March 31, 2017, represented 80.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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

As of March 31, 2017, 19.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s consolidated financial statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President, Institutional Investment & Endowment Services (Principal Executive Officer (“PEO”)) and TIAA’s Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2017. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2017.
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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2016 and can also be found on the following web site, http://www.tiaa.org/public/prospectuses/index.html.

ITEM 6. EXHIBITS

(1)	(A)
Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC[1]

(3)	(A)	Restated Charter of TIAA (as amended)[2]
	(B)	Amended Bylaws of TIAA[3]
(4)	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[4] Keogh Contract,[5] Retirement Choice and Retirement Choice Plus Contracts[5] and Retirement Select and Retirement Select Plus Contracts and Endorsements[6]

	(B)	Forms of Income-Paying Contracts[4]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
	(D)	Form of Non-ERISA Retirement Choice Plus Contract[10]
	(E)	Form of Trust Company Retirement Choice Contract[11]
	(F)	Form of Trust Company Retirement Choice Plus Contract[12]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 2, 2015, between TIAA, on behalf of the Registrant, and RERC, LLC[8]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[9]
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.**

*	Filed herewith.

**	Furnished electronically herewith.

(1)	Previously filed and incorporated herein by reference to Exhibit 1(A) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 15, 2013 (File No. 333-187309).

(2)	Previously filed and incorporated herein by reference to Exhibit 3(A) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).

(3)	Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).

(4)
Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on April 30, 1996 (File No. 33-92990).

(5)
Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on May 2, 2005 (File No. 333-121493).

(6)
Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on April 29, 2004 (File No. 333-113602).

(7)
Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 12, 2010 (File No. 33-92990).

(8)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 (File No. 33-92990).

(9)
Previously filed and incorporated herein by reference to Exhibit 10(D) to the Account’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on March 14, 2013 (File No. 33-92990).

(10)
Previously filed and incorporated herein by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(11)
Previously filed and incorporated herein by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(12)
Previously filed and incorporated herein by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 5th day of May, 2017.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 5, 2017	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 5, 2017	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)