Form 10-Q
period 2017-06-30
TIAA REAL ESTATE ACCOUNT
filed 2017-08-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
June 30, 2017

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,777.7 and $12,818.1)	$15,496.6	$15,452.8
Real estate joint ventures and limited partnerships (cost: $4,833.1 and $4,530.4)	6,086.3	5,759.9
Marketable securities:
Real estate-related (cost: $883.6 and $883.9)	1,114.7 (1)	1,081.5	(1)
Other (cost: $4,107.2 and $4,054.0)	4,106.5	4,053.8
Loans receivable (cost: $296.4 and $294.8)	297.3	295.7
Total investments (cost: $22,898.0 and $22,581.2)	27,101.4	26,643.7
Cash and cash equivalents	14.3	3.0
Due from investment manager	9.0	5.9
Other	231.1 (2)	332.6	(2)
TOTAL ASSETS	27,355.8	26,985.2
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,268.0 and $2,316.5)	2,290.1	2,332.1
Accrued real estate property expenses	192.1	202.2
Payable for collateral for securities loaned	10.4	93.0
Other	54.3	53.2
TOTAL LIABILITIES	2,546.9	2,680.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,308.8	23,813.5
Annuity Fund	500.1	491.2
TOTAL NET ASSETS	$24,808.9	$24,304.7
NUMBER OF ACCUMULATION UNITS OUTSTANDING	62.5	62.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$389.048	$381.636

(1) Includes securities loaned of $10.2 million at June 30, 2017 and $91.2 million at December 31, 2016.
(2) Includes cash collateral for securities loaned of $10.4 million at June 30, 2017 and $93.0 million at December 31, 2016.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Real estate income, net:
Rental income	$265.3	$252.6	$523.7	$498.5
Real estate property level expenses and taxes:
Operating expenses	52.7	51.1	108.0	108.7
Real estate taxes	41.6	38.4	84.1	76.5
Interest expense	22.3	23.5	44.8	40.9
Total real estate property level expenses and taxes	116.6	113.0	236.9	226.1
Real estate income, net	148.7	139.6	286.8	272.4
Income from real estate joint ventures and limited partnerships	47.5	50.5	93.4	78.3
Interest	12.0	6.5	21.7	11.5
Dividends	8.5	7.5	7.8	10.7
TOTAL INVESTMENT INCOME	216.7	204.1	409.7	372.9
Expenses:
Investment management charges	16.9	19.8	37.4	34.2
Administrative charges	15.7	14.1	31.3	31.4
Distribution charges	6.0	7.4	13.2	14.1
Mortality and expense risk charges	0.3	0.3	0.6	0.6
Liquidity guarantee charges	11.8	9.5	22.0	17.9
TOTAL EXPENSES	50.7	51.1	104.5	98.2
INVESTMENT INCOME, NET	166.0	153.0	305.2	274.7
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	0.4	1.8	(16.8)	10.1
Real estate joint ventures and limited partnerships	—	0.2	—	0.2
Marketable securities	8.1	4.5	12.7	18.5
Net realized gain (loss) on investments	8.5	6.5	(4.1)	28.8
Net change in unrealized appreciation (depreciation) on:
Real estate properties	32.4	113.0	84.2	205.3
Real estate joint ventures and limited partnerships	0.8	(17.8)	61.8	128.0
Marketable securities	8.7	66.9	32.0	110.2
Mortgage loans payable	(18.1)	(24.1)	(6.5)	(25.7)
Net change in unrealized appreciation on investments and mortgage loans payable	23.8	138.0	171.5	417.8
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	32.3	144.5	167.4	446.6
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$198.3	$297.5	$472.6	$721.3
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
FROM OPERATIONS
Investment income, net	$166.0	$153.0	$305.2	$274.7
Net realized gain (loss) on investments	8.5	6.5	(4.1)	28.8
Net change in unrealized appreciation on investments and mortgage loans payable	23.8	138.0	171.5	417.8
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	198.3	297.5	472.6	721.3
FROM PARTICIPANT TRANSACTIONS
Premiums	648.7	833.2	1,428.2	1,591.4
Annuity payments	(10.6)	(10.1)	(21.5)	(20.0)
Withdrawals and death benefits	(675.2)	(472.3)	(1,375.1)	(974.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(37.1)	350.8	31.6	596.9
NET INCREASE IN NET ASSETS	161.2	648.3	504.2	1,318.2
NET ASSETS
Beginning of period	24,647.7	23,029.9	24,304.7	22,360.0
End of period	$24,808.9	$23,678.2	$24,808.9	$23,678.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$472.6	$721.3
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	4.1	(28.8)
Net change in unrealized appreciation on investments and mortgage loans payable	(171.5)	(417.8)
Purchase of real estate properties	(33.5)	(328.3)
Capital improvements on real estate properties	(59.5)	(80.1)
Proceeds from sale of real estate properties	115.4	94.9
Purchases of long term investments	(318.8)	(77.2)
Proceeds from long term investments	66.3	39.6
Increase in loans receivable	(1.6)	—
Increase in other investments	(53.2)	(1,080.1)
Change in due from investment manager	(3.1)	(3.1)
(Increase) decrease in other assets	101.5	(12.9)
Increase (decrease) in other liabilities	(90.5)	8.5
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28.2	(1,164.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	563.5
Payments of mortgage loans	(48.5)	(0.4)
Premiums	1,428.2	1,591.4
Annuity payments	(21.5)	(20.0)
Withdrawals and death benefits	(1,375.1)	(974.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16.9)	1,160.0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11.3	(4.0)
CASH AND CASH EQUIVALENTS
Beginning of period	3.0	11.9
End of period	$14.3	$7.9
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$44.9	$39.1

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
The investment objective of the Account is to seek favorable long-term returns primarily through rental income and appreciation of real estate and real estate-related investments owned by the Account. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
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

Also, the independent fiduciary may require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified previously) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Mortgage Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.
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
Valuation of Loans Receivable (i.e., the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent f iduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.
Valuation of Mortgage Loans Payable (i.e., the Account as a debtor)—Mortgage loans payable are stated at fair value. The estimated fair values of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the credit quality of the Account and the return demands of the market.
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
Real Estate Joint Ventures—The Account has ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income distributions from the joint ventures are recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income earned but not yet distributed to the Account by the joint ventures is recorded as unrealized gains and losses.
Limited Partnerships—The Account has ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income fr om real estate joint ventures and limited partnerships in the Account’s consolidated statements of operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest in good faith and will from time to time seek input from the issuer or the sponsor of the investments. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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

•
an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and

•
actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments), and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fees, and the liquidity guarantee fee, and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.
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
Other Assets and Other Liabilities: Other assets and other liabilities consist of operating assets and liabilities utilized and held at each individual real estate property investment. Other assets consist of, among other items, cash, tenant receivables and prepaid expenses; whereas other liabilities primarily consist of security deposits. Other assets also include cash collateral held for securities on loan.
Federal Income Taxes: Based on provisions of the Internal Revenue Code, Section 817, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after it is filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Account’s tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Account’s Consolidated Financial Statements.
Restricted Cash: The Account held $41.9 million and $45.8 million as of June 30, 2017 and December 31, 2016, respectively, in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes all existing revenue recognition guidance and establishes a five-step model to measure and recognize revenue. ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017 and the Account plans to adopt the new revenue guidance as of January 1, 2018. The Account has completed its initial scoping for the adoption of ASU 2014-09 and has determined that a limited number of asset management agreements will be in the scope of the new guidance. However, the revenue recognition patterns related to the services performed under the asset management agreements are not expected to be significantly different from the revenue recognition pattern under existing GAAP. For the adoption of ASU 2014-09, the Account is planning to utilize the modified retrospective adoption approach. Management is currently in the process of evaluating the final impact of the new standard.
In January 2016, the FASB issued ASU 2016-1 Financial Instruments (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). This ASU amends, among other items, certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 20

17. Management is currently assessing the impact of ASU 2016-1 on the Account’s Consolidated Financial Statements.
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
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 further clarifies when a reporting entity has acquired a business and should account for the acquisition as a business combination. ASU 2017-01 is effective for annual financial statements issued for fiscal years beginning after December 15, 2017. Management's assessment of ASU 2017-01 concluded that there is no impact to the Account.
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
The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distributing of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s ope rations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.
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
The Account’s wholly-owned real estate investments and investments in joint venture are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2017:

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.9%	20.5%	5.6%	—%	43.0%
Apartment	8.6%	8.2%	3.9%	—%	20.7%
Retail	7.6%	3.1%	7.9%	0.5%	19.1%
Industrial	7.7%	2.0%	3.8%	0.8%	14.3%
Other(2)	0.3%	2.4%	0.1%	0.1%	2.9%
Total	41.1%	36.2%	21.3%	1.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 (unaudited) and December 31, 2016, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2017
Real estate properties	$—	$—	$15,496.6	$—	$15,496.6
Real estate joint ventures	—	—	5,946.8	—	5,946.8
Limited partnerships	—	—	—	139.5	139.5
Marketable securities:
Real estate-related	1,114.7	—	—	—	1,114.7
Government agency notes	—	3,152.2	—	—	3,152.2
United States Treasury securities	—	954.3	—	—	954.3
Loans receivable	—	—	297.3	—	297.3
Total Investments at June 30, 2017	$1,114.7	$4,106.5	$21,740.7	$139.5	$27,101.4
Mortgage loans payable	$—	$—	$(2,290.1)	$—	$(2,290.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2016
Real estate properties	$—	$—	$15,452.8	$—	$15,452.8
Real estate joint ventures	—	—	5,622.4	—	5,622.4
Limited partnerships	—	—	—	137.5	137.5
Marketable securities:
Real estate-related	1,081.5	—	—	—	1,081.5
Government agency notes	—	2,308.9	—	—	2,308.9
United States Treasury securities	—	1,744.9	—	—	1,744.9
Loans receivable	—	—	295.7	—	295.7
Total Investments at December 31, 2016	$1,081.5	$4,053.8	$21,370.9	$137.5	$26,643.7
Mortgage loans payable	$—	$—	$(2,332.1)	$—	$(2,332.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2017 and 2016 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2017
Beginning balance April 1, 2017	$15,401.5	$5,936.5	$296.7	$21,634.7	$(2,320.3)
Total realized and unrealized gains (losses) included in changes in net assets	32.8	0.1	—	32.9	(18.1)
Purchases(1)	62.3	10.8	0.6	73.7	—
Sales	—	—	—	—	—
Settlements(2)	—	(0.6)	—	(0.6)	48.3
Ending balance June 30, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains (losses) included in changes in net assets	67.4	62.8	—	130.2	(6.5)
Purchases(1)	91.8	262.5	1.6	355.9	—
Sales	(115.4)	—	—	(115.4)	—
Settlements(2)	—	(0.9)	—	(0.9)	48.5
Ending balance June 30, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2016
Beginning balance April 1, 2016	$14,762.2	$4,221.0	$100.6	$19,083.8	$(1,795.8)
Total realized and unrealized gains (losses) included in changes in net assets	114.8	(17.2)	—	97.6	(24.1)
Purchases(1)	258.9	36.6	—	295.5	(563.5)
Sales	(4.6)	—	—	(4.6)	—
Settlements(2)	—	(1.5)	—	(1.5)	0.2
Ending balance June 30, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)

	Real Estate Properties	Real Estate Joint Ventures	Loan Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	215.4	133.5	—	348.9	(25.7)
Purchases(1)	404.6	38.7	—	443.3	(563.5)
Sales	(94.9)	—	—	(94.9)	—
Settlements(2)	—	(1.7)	—	(1.7)	0.4
Ending balance June 30, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, and lending for mortgage loans receivable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishments of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2017 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.0% (6.5%) 4.3% - 7.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.7% - 8.6% (6.6%) 4.8% - 8.0% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 7.3% (6.1%) 4.0% - 6.0% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.5% (4.2%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.4%) 4.3% - 8.8% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 8.5% (4.6%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.8% - 69.4% (43.3%) 3.4% - 4.9% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.8% - 69.4% (43.3%) 1.2 - 1.6 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.5% - 65.8% (41.4%) 2.7% - 3.6% (3.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.5% - 65.8% (41.4%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.1% - 50.6% (31.8%) 2.7% - 4.4% (3.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.1% - 50.6% (31.8%) 1.1 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.9% - 79.2% (75.9%) 4.2% - 8.3% (6.3%)

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
During the six months ended June 30, 2017 and 2016, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2017	$32.4	$0.1	$—	$32.5	$(18.1)
For the six months ended June 30, 2017	$71.0	$62.8	$—	$133.8	$(6.5)
For the three months ended June 30, 2016	$114.8	$(25.2)	$—	$89.6	$(24.1)
For the six months ended June 30, 2016	$216.2	$133.5	$—	$349.7	$(25.7)
As of June 30, 2017, zero of the limited partnership investments were in dissolution. Colony Realty Partners LP began liquidation in May 2014, with final dissolution anticipated during 2017. Lion Gables Apartment Fund began liquidation in February 2015 and has dissolved all of the Fund’s assets. Final dissolution of the entity is anticipated during 2017.
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
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2017, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.9 billion and $5.6 billion at June 30, 2017 and December 31, 2016, respectively.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenue and Expenses
Revenues	$215.1	$163.8	$427.0	$318.9
Expenses	102.8	81.4	206.7	164.9
Excess of revenues over expenses	$112.3	$82.4	$220.3	$154.0

Note 6—Mortgage Loans Payable
At June 30, 2017, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2017	December 31, 2016
		(Unaudited)
The Legend at Kierland(4) (5)	4.97% paid monthly	$—	$21.8	August 1, 2017
The Tradition at Kierland(4) (5)	4.97% paid monthly	—	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4) (6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1)(4)	4.25% paid monthly	79.5	80.0	January 10, 2022
The Forum at Carlsbad(1)(4)	4.25% paid monthly	89.6	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4) (7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
Total Principal Outstanding		$2,268.0	$2,316.5
Fair Value Adjustment(3)		22.1	15.6
Total Mortgage Loans Payable		$2,290.1	$2,332.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

(5)	Mortgage loans on the individual properties in the Kierland Apartment Portfolio were paid off on May 1, 2017.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	This mortgage is comprised of three individual loans, all with equal recourse, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

Note 7—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2017	Years Ended December 31,
		2016	2015	2014
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$8.386	$16.433	$15.538	$15.862
Real estate property level expenses and taxes	3.793	7.534	7.319	7.788
Real estate income, net	4.593	8.899	8.219	8.074
Other income	1.968	3.594	3.342	3.459
Total income	6.561	12.493	11.561	11.533
Expense charges(1)	1.673	3.290	3.092	2.880
Investment income, net	4.888	9.203	8.469	8.653
Net realized and unrealized gain on investments and mortgage loans payable	2.524	9.660	18.911	27.868
Net increase in Accumulation Unit Value	7.412	18.863	27.380	36.521
Accumulation Unit Value:
Beginning of period	381.636	362.773	335.393	298.872
End of period	$389.048	$381.636	$362.773	$335.393
Total return(3)	1.94%	5.20%	8.16%	12.22%
Ratios to Average net assets(2):
Expenses(1)	0.86%	0.86%	0.86%	0.89%
Investment income, net	2.50%	2.41%	2.37%	2.68%
Portfolio turnover rate(3):
Real estate properties(4)	0.6%	1.3%	5.7%	6.5%
Marketable securities(5)	4.3%	3.5%	10.0%	15.9%
Accumulation Units outstanding at end of period (in millions)	62.5	62.4	60.4	57.9
Net assets end of period (in millions)	$24,808.9	$24,304.7	$22,360.0	$19,829.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the six months ended June 30, 2017 are annualized.

(3)	Percentages for the six months ended June 30, 2017 are not annualized.

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

Note 8—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
	(Unaudited)
Outstanding:
Beginning of period	62.4	60.4
Credited for premiums	3.7	8.2
Annuity, other periodic payments, withdrawals and death benefits	(3.6)	(6.2)
End of period	62.5	62.4
Note 9—Commitments and Contingencies
Commitments—The Account had $32.0 million and $39.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of June 30, 2017 and December 31, 2016, respectively. The commitment at June 30, 2017 and December 31, 2016 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of June 30, 2017, $13.0 million of the commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60%-90% interest in the fund.
Contingencies—The Account is party to various claims and routine litigation arising in the ordinary course of business. Management of the Account does not believe the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position, or results of operations.
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
As of June 30, 2017, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—57.2% and 58.0%

Location/Description	Type	Fair Value at
		June 30, 2017		December 31, 2016
		(Unaudited)
Arizona:
Camelback Center	Office	$57.3		$56.4
Kierland Apartment Portfolio	Apartments	131.1		127.9	(1)
California:
55 Second Street	Office	348.7	(1)	335.0	(1)
88 Kearny Street	Office	176.9		172.3
200 Middlefield Road	Office	60.7		60.5
BLVD63	Apartments	160.1		157.0
Castro Station	Office	162.0		158.2
Centre Pointe and Valley View	Industrial	44.0		42.8
Cerritos Industrial Park	Industrial	134.0		126.3
Charleston Plaza	Retail	93.0		92.0
Great West Industrial Portfolio	Industrial	157.7		166.1
Holly Street Village	Apartments	147.0		146.0
Larkspur Courts	Apartments	141.0		140.5
Northern CA RA Industrial Portfolio	Industrial	83.7		76.7
Oakmont IE West Portfolio	Industrial	85.7		82.7
Oceano at Warner Center	Apartments	88.7		88.3
Ontario Industrial Portfolio	Industrial	442.1		438.0
Ontario Mills Industrial Portfolio	Industrial	53.6		52.0
Pacific Plaza	Office	115.1		115.0
Rancho Cucamonga Industrial Portfolio	Industrial	177.6		174.2
Regents Court	Apartments	94.6	(1)	89.9	(1)
Southern CA RA Industrial Portfolio	Industrial	135.3		135.0
Stella	Apartments	175.9		173.1
Stevenson Point	Industrial	49.6		49.3
The Forum at Carlsbad	Retail	218.0	(1)	221.5	(1)
The Legacy at Westwood	Apartments	142.0	(1)	142.1	(1)
Township Apartments	Apartments	88.9		89.6
West Lake North Business Park	Office	60.1		60.0
Westcreek	Apartments	49.7		48.2
Westwood Marketplace	Retail	132.3		125.0
Wilshire Rodeo Plaza	Office	324.0		320.7
Colorado:
Palomino Park	Apartments	322.4	(1)	314.1	(1)
South Denver Marketplace	Retail	73.9		73.0
Connecticut:
Wilton Woods Corporate Campus	Office	134.0		141.9
Florida:
701 Brickell Avenue	Office	373.3	(1)	380.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2017		December 31, 2016
		(Unaudited)
Casa Palma	Apartments	$100.0		$97.0
Publix at Weston Commons	Retail	73.8		73.0
Seneca Industrial Park	Industrial	106.4		102.7
South Florida Apartment Portfolio	Apartments	105.1		104.1
The Manor Apartments	Apartments	53.6		53.6
The Manor at Flagler Village	Apartments	150.0		150.8
The Residences at the Village of Merrick Park	Apartments	74.3		74.1
Urban Centre	Office	130.9		121.4
Weston Business Center	Industrial	93.9		92.7
Georgia:
Atlanta Industrial Portfolio	Industrial	30.3	(6)	62.8
Shawnee Ridge Industrial Portfolio	Industrial	88.3		86.7
Illinois:
32 South State Street	Retail	47.4	(1)	46.5	(1)
Chicago Caleast Industrial Portfolio	Industrial	79.7		81.8
Chicago Industrial Portfolio	Industrial	95.8		85.5
Maryland:
Landover Logistics Center	Industrial	43.8		39.8
The Shops at Wisconsin Place	Retail	92.8		92.8
Massachusetts:
99 High Street	Office	512.0		514.1
501 Boylston Street	Office	495.2	(1)	490.3	(1)
Fort Point Creative Exchange Portfolio	Office	218.6		223.0
Northeast RA Industrial Portfolio	Industrial	40.2		41.3
One Beeman Road	Industrial	33.6		—
New Jersey:
200 Milik Street	Industrial	51.7		51.2
Marketfair	Retail	106.1		104.2
Amazon Distribution Center	Industrial	107.0		101.0
South River Road Industrial	Industrial	86.2		71.9
New York:
21 Penn Plaza	Office	269.1		275.2
250 North 10th Street	Apartments	164.0		162.0
425 Park Avenue	Ground Lease	453.0		450.0
430 West 15th Street	Office	138.0		116.1
780 Third Avenue	Office	428.0	(1)	425.0	(1)
837 Washington Street	Office	209.0		215.0
The Colorado	Apartments	255.1	(1)	258.1	(1)
The Corner	Apartments	251.1	(1)	250.0	(1)
Oregon:
The Cordelia	Apartments	49.0		50.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2017		December 31, 2016
		(Unaudited)
Pennsylvania:
1619 Walnut Street	Retail	$23.4		$23.4
The Pepper Building	Apartments	53.3		52.9
South Carolina:
Greene Crossing	Apartments	66.8		65.8
Tennessee:
Southside at McEwen	Retail	48.2		48.8
Texas:
Beltway North Commerce Center	Industrial	19.3		19.5
Cliffs at Barton Creek	Apartments	45.1		45.8
Dallas Industrial Portfolio	Industrial	210.6		201.3
Houston Apartment Portfolio	Apartments	151.3		159.3
Lincoln Centre	Office	351.0		347.0
Northwest Houston Industrial Portfolio	Industrial	70.0		68.2
Park 10 Distribution	Industrial	10.3		11.3
Pinnacle Industrial Portfolio	Industrial	53.5		52.8
Pinto Business Park	Industrial	129.1		134.2
The Caruth	Apartments	86.5	(1)	84.3	(1)
The Maroneal	Apartments	52.6		52.1
Virginia:
8270 Greensboro Drive	Office	47.5		47.6
Ashford Meadows Apartments	Apartments	105.1	(1)	107.2	(1)
Plaza America	Retail	112.0		109.0
The Ellipse at Ballston	Office	86.3		79.8
The Palatine	Apartments	121.1	(1)	130.9	(1)
Washington:
Circa Green Lake	Apartments	93.5		92.5
Fourth and Madison	Office	525.0	(1)	521.0	(1)
Millennium Corporate Park	Office	180.0		190.1
Northwest RA Industrial Portfolio	Industrial	35.9		31.7
Pacific Corporate Park	Industrial	44.0		42.0
Prescott Wallingford Apartments	Apartments	60.5		58.8
Rainier Corporate Park	Industrial	113.2		104.0
Regal Logistics Campus	Industrial	91.5		83.1
Union - South Lake Union	Apartments	108.0		105.3
Washington DC:
1001 Pennsylvania Avenue	Office	804.2	(1)	810.0	(1)
1401 H Street, NW	Office	221.3	(1)	230.0	(1)
1900 K Street, NW	Office	331.0	(1)	335.0	(1)
Mass Court	Apartments	169.0	(1)	169.0	(1)
Mazza Gallerie	Retail	—		78.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2017	December 31, 2016
		(Unaudited)
The Ashton	Apartments	$38.5	$39.2
The Louis at 14th	Apartments	180.0	183.2
The Woodley	Apartments	191.0	203.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,777.7 and $12,818.1)		$15,496.6	$15,452.8

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—22.4% and 21.6%
REAL ESTATE JOINT VENTURES—21.9% and 21.1%

Location/Description	Type	Fair Value at
		June 30, 2017		December 31, 2016
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$588.0		$567.8
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	133.8		128.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	140.4		137.5
TREA Campus Pointe 2, LLC Campus Pointe 2 (42.72% Account Interest)	Office	100.5		85.7
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	76.7		74.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	257.6		200.1	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	204.1		196.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	137.3	(2)	128.0	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	754.6	(2)	755.8	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	148.9		147.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	163.1	(2)	161.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	19.2		19.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	231.9		224.2
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	195.5		194.9
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	840.5	(2)	839.1	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2017		December 31, 2016
		(Unaudited)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	$46.2	(2)	$41.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.0	(2)	20.8	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	56.3	(2)	54.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	187.5	(2)	194.7	(2)
TREA 35th Street LIC Investor Member, LLC Matsil Building (97.5% Account Interest)	Industrial	57.4		—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	152.2	(2)	$154.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	342.6	(2)	342.3	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	248.9		243.6
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	671.8	(2,3)	552.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	168.8	(2,3)	156.5	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,692.9 and $4,393.2)		$5,946.8		$5,622.4

LIMITED PARTNERSHIPS—0.5% and 0.5%
Clarion Gables Multi-Family Trust LP (8.353% Account Interest)		$122.9		$121.6
Colony Realty Partners LP (5.27% Account Interest)		—	(10)	3.1	(10)
Lion Gables Apartment Fund (18.46% Account Interest)		0.2	(5)	0.2	(5)
Taconic New York City GP Fund, LP (60% Account Interest)		11.2		4.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		5.2		7.8
TOTAL LIMITED PARTNERSHIPS (Cost $140.2 and $137.2)		$139.5		$137.5
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,833.1 and $4,530.4)		$6,086.3		$5,759.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—19.3% and 19.3%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.1% and 4.1%

Shares		Issuer	Fair Value at
			June 30, 2017		December 31, 2016
2017	2016
			(Unaudited)
84,437	84,437	Acadia Realty Trust	$2.4		$2.8
26,717	26,717	Agree Realty Corporation	1.2		1.2
2,132	2,132	Alexander's, Inc.	0.9		0.9
90,031	83,175	Alexandria Real Estate Equities, Inc.	10.9		9.2
48,980	—	Altisource Residential Corp.	0.6		—
40,188	41,010	American Assets Trust, Inc.	1.6		1.8
133,888	138,467	American Campus Communities, Inc.	6.3		6.9
—	6,347	American Farmland Company	—		0.1
226,050	233,916	American Homes 4 Rent	5.1		4.9
422,914	443,315	American Tower Corp.	56.0		46.8
155,985	163,592	Apartment Investment and Management Company	6.7		7.4
210,602	223,733	Apple Hospitality Inc.	3.9		4.5
47,395	38,282	Armada Hoffler Properties Inc.	0.6		0.6
27,462	27,631	Ashford Hospitality Prime Inc.	0.3		0.4
75,865	96,553	Ashford Hospitality Trust, Inc.	0.5		0.7
137,873	143,728	Avalonbay Communities, Inc.	26.5		25.5
24,509	21,354	Bluerock Residential Growth, Inc.	0.3		0.3
154,212	160,997	Boston Properties, Inc.	19.0		20.3
172,155	183,336	Brandywine Realty Trust	3.0		3.0
305,457	319,555	Brixmore Property Group Inc	5.5		7.8
86,366	91,727	Camden Property Trust	7.4		7.7
84,176	89,419	Care Capital Properties, Inc.	2.3		2.2
72,464	64,966	CareTrust REIT Inc.	1.3		1.0
43,788	43,788	Catchmark Timber Trust, Inc.	0.5		0.5
167,957	178,895	CBL & Associates Properties, Inc.	1.4	(9)	2.1
92,124	92,124	Cedar Shopping Centers, Inc.	0.5		0.6
39,759	39,759	Chatham Lodging Trust	0.8		0.8
58,946	63,363	Chesapeake Lodging Trust	1.4		1.6
15,330	—	Clipper Realty, Inc.	0.2	(9)	—
541,689	—	Colony Northstar, Inc.	7.6		—
110,515	50,961	Colony Starwood Homes	3.8		1.5
122,581	130,704	Columbia Property Trust Inc.	2.7		2.8
—	161,499	Communication Sales & Leasing, Inc.	—		4.1
13,231	13,231	Community Healthcare Trust, Inc.	0.3		0.3
117,713	117,878	CoreCivic, Inc.	3.3		2.9
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	(9)	0.4
33,863	35,452	CoreSite Realty Corporation	3.5		2.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2017	December 31, 2016
2017	2016
			(Unaudited)
99,369	98,668	Corporate Office Properties Trust	$3.5	$3.1
414,681	358,876	Cousins Properties Incorporated	3.7	3.1
365,963	378,286	Crown Castle International Corporation	36.7	32.8
180,122	189,128	Cubesmart	4.3	5.1
86,428	80,245	CyrusOne Inc.	4.8	3.6
92,007	95,203	DCT Industrial Trust, Inc.	4.9	4.6
308,806	326,844	DDR Corp	2.8	5.0
198,919	211,566	DiamondRock Hospitality Company	2.2	2.4
159,738	166,911	Digital Realty Trust, Inc.	18.0	16.4
144,167	146,715	Douglas Emmett, Inc.	5.5	5.4
355,455	371,513	Duke Realty Corporation	9.9	9.9
77,727	79,039	DuPont Fabros Technology, Inc.	4.8	3.5
38,107	38,107	Easterly Government Properties, Inc.	0.8	0.8
32,984	34,448	EastGroup Properties, Inc.	2.8	2.5
73,142	76,609	Education Realty Trust, Inc.	2.8	3.2
125,679	128,313	Empire State Realty Trust	2.6	2.6
62,943	66,086	EPR Properties	4.5	4.7
77,765	74,499	Equinix Inc.	33.4	26.6
120,619	132,412	Equity Commonwealth	3.8	4.0
81,386	81,207	Equity Lifestyle Properties, Inc.	7.0	5.9
—	97,735	Equity One, Inc.	—	3.0
357,043	378,516	Equity Residential	23.5	24.4
39,142	39,142	Escrow Winthrop Realty Trust	0.3	0.3
65,422	68,928	Essex Property Trust, Inc.	16.8	16.0
121,584	123,598	Extra Space Storage, Inc.	9.5	9.5
33,146	20,247	Farmland Partners, Inc.	0.3	0.2	(9)
72,018	75,390	Federal Realty Investment Trust	9.1	10.7
128,971	146,636	FelCor Lodging Trust Incorporated	0.9	1.2
115,650	122,078	First Industrial Realty Trust, Inc.	3.3	3.4
62,454	62,454	First Potomac Realty Trust	0.7	0.7
242,943	247,510	Forest City Realty Trust A	5.9	5.2
62,347	62,347	Four Corners Property Trust	1.6	1.3
105,457	105,457	Franklin Street Properties Corp.	1.2	1.4
196,699	215,403	Gaming and Leisure Properties, Inc.	7.4	6.6
616,628	528,439	General Growth Properties, Inc.	14.5	13.2
121,553	75,332	GEO Group Inc./The	3.6	2.7
27,304	27,304	Getty Realty Corp.	0.7	0.7
24,752	24,752	Gladstone Commercial Corporation	0.5	0.5
14,323	14,323	Global Medical REIT, Inc.	0.1 (9)	0.1	(9)
66,375	169,785	Global Net Lease, Inc.	1.5	1.3
69,166	74,542	Government Properties Income Trust	1.3	1.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2017	December 31, 2016
2017	2016
			(Unaudited)
150,155	439,336	Gramercy Property Trust Inc.	$4.5	$4.0
469,941	488,199	HCP, Inc.	15.0	14.5
114,778	121,172	Healthcare Realty Trust Inc.	3.9	3.7
189,006	148,194	Healthcare Trust of America	5.9	4.3
38,921	38,921	Hersha Hospitality Trust	0.7	0.8
100,544	105,127	Highwoods Properties, Inc.	5.1	5.4
162,463	172,557	Hospitality Properties Trust	4.8	5.5
730,412	784,264	Host Hotels & Resorts, Inc.	13.3	14.8
156,033	130,545	Hudson Pacific Properties, Inc.	5.3	4.5
70,772	64,154	Independence Realty Trust, Inc.	0.7	0.6
130,841	130,841	Investors Real Estate Trust	0.8	0.9
87,831	—	Invitation Homes	1.9	—
262,389	251,283	Iron Mountain Inc.	9.0	8.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	119.7	115.4	(9)
96,468	96,739	Kilroy Realty Corporation	7.3	7.1
413,143	446,152	Kimco Realty Corporation	7.6	11.2
82,157	86,474	Kite Realty Group Trust	1.6	2.0
82,861	86,839	Lamar Advertising Corporation	6.1	5.8
113,248	118,625	LaSalle Hotel Properties	3.4	3.6
233,615	246,697	Lexington Realty Trust	2.3	2.7
147,200	154,875	Liberty Property Trust	6.0	6.1
45,893	48,870	Life Storage, Inc.	3.4	4.2
39,429	41,261	LTC Properties, Inc.	2.0	1.9
91,244	93,046	Mack-Cali Realty Corporation	2.5	2.7
29,800	23,475	Medequities Realty Trust, Inc.	0.4	0.3
362,242	337,220	Medical Properties Trust, Inc.	4.7	4.1
113,412	118,873	Mid-America Apartment Communities, Inc.	12.0	11.6
71,720	69,038	Monmouth Real Estate Investment Corporation	1.1	1.1
167,694	175,519	Monogram Residential Trust Inc.	1.6	1.9
39,678	38,542	National Health Investors, Inc.	3.1	2.9
148,742	154,142	National Retail Properties, Inc.	5.8	6.8
44,249	44,249	National Storage Affiliates Trust	1.0	1.0
83,324	83,324	New Senior Investment Group	0.8	0.8
—	175,401	New York REIT	—	1.8
17,140	17,140	Nexpoint Residential Trust, Inc.	0.4	0.4
54,554	59,329	NorthStar Realty Europe Corp.	0.7	0.7
—	189,799	NorthStar Realty Finance Corp.	—	2.9
194,823	181,435	Omega Healthcare Investors, Inc.	6.4 (9)	5.7
16,324	16,324	One Liberty Properties, Inc.	0.4	0.4
138,381	144,614	Outfront Media Inc.	3.2	3.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2017	December 31, 2016
2017	2016
			(Unaudited)
198,430	157,741	Paramount Group Inc.	$3.2	$2.5
129,434	—	Park Hotels & Resorts, Inc.	3.5	—
42,820	45,533	Parkway Properties, Inc.	1.0	1.0
68,431	75,815	Pebblebrook Hotel Trust	2.2 (9)	2.3
69,866	69,866	Pennsylvania Real Estate Investment Trust	0.8	1.3
153,031	141,267	Physicians Realty Trust	3.1	2.7
144,783	153,053	Piedmont Office Realty Trust, Inc.	3.1	3.2
40,092	39,487	Potlatch Corporation	1.8	1.6
30,894	25,352	Preferred Apartment Communities, Inc.	0.5	0.4
527,584	549,455	ProLogis	30.9	29.0
19,639	20,916	PS Business Parks, Inc.	2.6	2.4
148,165	152,197	Public Storage, Inc.	30.9	34.0
46,326	47,125	QTS Realty Trust, Inc.	2.4	2.3
96,479	98,883	Quality Care Properties	1.8	1.5
78,232	82,342	Ramco-Gershenson Properties Trust	1.0	1.4
127,625	129,796	Rayonier, Inc.	3.7	3.4
273,351	270,184	Realty Income Corporation	15.1	15.5
149,168	109,616	Regency Centers Corporation	9.3	7.6
107,617	113,887	Retail Opportunity Investment	2.1	2.4
236,713	247,302	Retail Properties of America	2.9	3.8
67,197	67,197	Rexford Industrial Realty Inc.	1.8	1.6
122,494	131,026	RLJ Lodging Trust	2.4	3.2
44,005	50,994	Ryman Hospitality Properties	2.8	3.2
64,057	68,440	Sabra Health Care REIT Inc.	1.5	1.7
11,082	14,267	Saul Centers, Inc.	0.6	0.9
120,173	—	SBA Communications Corporation	16.2	—
63,334	71,466	Select Income Real Estate Investment Trust	1.5	1.8
235,142	248,749	Senior Housing Properties Trust	4.8	4.7
—	36,820	Silver Bay Realty Trust Corp.	—	0.6
311,341	329,687	Simon Property Group, Inc.	50.4	58.6
99,324	106,453	SL Green Realty Corp.	10.5	11.4
483,394	483,032	Spirit Realty Capital Inc.	3.6	5.2
88,381	78,649	Stag Industrial, Inc.	2.4	1.9
170,571	162,012	STORE Capital Corporation	3.8	4.0
101,582	88,627	Summit Hotel Properties, Inc.	1.9	1.4
75,320	68,173	Sun Communities, Inc.	6.6	5.2
219,530	227,526	Sunstone Hotel Investors, L.L.C.	3.5	3.5
93,587	100,862	Tanger Factory Outlet Centers, Inc.	2.4	3.6
59,024	63,335	Taubman Centers, Inc.	3.5	4.7
48,484	48,484	Terreno Realty Corporation	1.6	1.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2017	December 31, 2016
2017	2016
			(Unaudited)
136,929	150,999	The Macerich Company	$8.0	$10.7
50,411	50,411	Tier Inc.	0.9	0.9
265,245	280,233	UDR, Inc.	10.3	10.2
27,329	27,329	UMH Properties, Inc.	0.5	0.4
165,032	—	UNITI Group, Inc.	4.2	—
13,049	14,676	Universal Health Realty Income Trust	1.0	1.0
97,222	93,500	Urban Edge Properties	2.3	2.6
31,959	31,959	Urstadt Biddle Properties, Inc.	0.6	0.8
355,021	371,296	Ventas, Inc.	24.7	23.2
975,362	1,012,629	VEREIT, Inc.	7.9	8.6
172,179	177,780	Vornado Realty Trust	16.2	18.6
185,508	193,859	Washington Prime Group, Inc.	1.6	2.0
76,866	78,200	Washington Real Estate Investment Trust	2.5	2.6
119,216	120,820	Weingarten Realty Investors	3.6	4.3
366,989	380,425	Welltower Inc.	27.5	25.5
746,696	783,938	Weyerhaeuser Company	25.0	23.6
38,883	32,110	Whitestone Real Estate Investment Trust B	0.5	0.5
105,577	95,234	WP Carey Inc.	7.0	5.6
107,316	113,720	Xenia Hotels & Resorts Inc.	2.1	2.2
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $883.6 and $883.9)			$1,114.7	$1,081.5

OTHER MARKETABLE SECURITIES—15.2% and 15.2%
GOVERNMENT AGENCY NOTES—11.7% and 8.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$22.0	Fannie Mae Discount Notes	0.416%	2/1/2017	$—	$22.0
—	42.0	Fannie Mae Discount Notes	0.366% - 0.482%	3/1/2017	—	42.0
—	10.0	Fannie Mae Discount Notes	0.427%	3/3/2017	—	10.0
—	20.0	Fannie Mae Discount Notes	0.427%	3/6/2017	—	20.0
—	20.0	Fannie Mae Discount Notes	0.406%	3/13/2017	—	20.0
—	30.3	Fannie Mae Discount Notes	0.406%	3/27/2017	—	30.3
—	25.0	Fannie Mae Discount Notes	0.406%	3/28/2017	—	25.0
—	30.0	Fannie Mae Discount Notes	0.518%	4/18/2017	—	29.9
—	24.0	Fannie Mae Discount Notes	0.483% - 0.579%	4/19/2017	—	24.0
—	31.5	Fannie Mae Discount Notes	0.447% - 0.539%	5/1/2017	—	31.5
—	49.9	Fannie Mae Discount Notes	0.518%	5/2/2017	—	49.9
—	39.9	Fannie Mae Discount Notes	0.539%	5/5/2017	—	39.9
30.0	—	Fannie Mae Discount Notes	0.842%	7/10/2017	30.0	—
33.4	—	Fannie Mae Discount Notes	0.752%	7/11/2017	33.4	—
35.1	—	Fannie Mae Discount Notes	0.605%	7/12/2017	35.1	—
30.0	—	Fannie Mae Discount Notes	0.783%	7/17/2017	30.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$15.1	$—	Fannie Mae Discount Notes	0.783%	7/18/2017	$15.1	$—
25.0	—	Fannie Mae Discount Notes	0.782%	7/19/2017	25.0	—
15.0	—	Fannie Mae Discount Notes	0.802%	7/21/2017	15.0	—
37.1	—	Fannie Mae Discount Notes	0.793% - 0.812%	7/24/2017	37.1	—
20.0	—	Fannie Mae Discount Notes	0.793%	7/25/2017	20.0	—
40.1	—	Fannie Mae Discount Notes	0.793%	7/26/2017	40.1	—
34.1	—	Fannie Mae Discount Notes	0.793%	7/28/2017	34.1	—
30.0	—	Fannie Mae Discount Notes	0.793%	8/1/2017	30.0	—
22.1	—	Fannie Mae Discount Notes	0.793%	8/2/2017	22.1	—
20.1	—	Fannie Mae Discount Notes	0.793%	8/4/2017	20.1	—
30.1	—	Fannie Mae Discount Notes	0.803%	8/7/2017	30.1	—
20.0	—	Fannie Mae Discount Notes	0.813%	8/10/2017	20.0	—
44.1	—	Fannie Mae Discount Notes	0.905%	8/29/2017	44.0	—
30.0	—	Fannie Mae Discount Notes	0.875%	9/5/2017	29.9	—
30.0	—	Fannie Mae Discount Notes	0.946%	9/26/2017	29.9	—
40.1	—	Fannie Mae Discount Notes	0.925%	9/27/2017	40.0	—
18.1	—	Fannie Mae Discount Notes	0.946%	9/29/2017	18.0	—
34.9	—	Fannie Mae Discount Notes	0.987%	10/2/2017	34.8	—
47.1	—	Fannie Mae Discount Notes	1.017% - 1.038%	10/11/2017	46.9	—
35.1	—	Fannie Mae Discount Notes	1.027%	10/12/2017	35.0	—
33.6	—	Fannie Mae Discount Notes	1.017%	10/13/2017	33.5	—
20.1	—	Fannie Mae Discount Notes	1.017%	10/19/2017	20.0	—
15.1	—	Fannie Mae Discount Notes	1.038%	10/23/2017	15.1	—
20.0	—	Fannie Mae Discount Notes	1.038%	10/25/2017	19.9	—
40.0	—	Fannie Mae Discount Notes	1.038%	10/27/2017	39.9	—
—	19.9	Farmer Mac Discount Notes	0.682%	6/1/2017	—	19.9
—	15.5	Federal Farm Credit Bank Discount Notes	0.376% - 0.381%	2/22/2017	—	15.5
13.1	—	Federal Farm Credit Bank Discount Notes	0.793%	7/25/2017	13.1	—
—	34.7	Federal Home Loan Bank Discount Notes	0.304% - 0.355%	1/3/2017	—	34.7
—	40.0	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	—	40.0
—	29.2	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	—	29.2
—	7.1	Federal Home Loan Bank Discount Notes	0.299% - 0.345%	1/9/2017	—	7.1
—	25.0	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.304% - 0.396%	1/11/2017	—	50.0
—	33.0	Federal Home Loan Bank Discount Notes	0.365% - 0.396%	1/12/2017	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	—	36.0
—	42.1	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	—	42.1
—	20.0	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.335%	1/23/2017	—	50.0
—	47.0	Federal Home Loan Bank Discount Notes	0.345%	1/24/2017	—	47.0
—	34.8	Federal Home Loan Bank Discount Notes	0.304% - 0.360%	1/25/2017	—	34.8
—	45.0	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	—	45.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$25.0	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	$—	$25.0
—	34.7	Federal Home Loan Bank Discount Notes	0.467% - 0.497%	2/1/2017	—	34.7
—	42.0	Federal Home Loan Bank Discount Notes	0.406%	2/3/2017	—	42.0
—	15.0	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	—	15.0
—	10.2	Federal Home Loan Bank Discount Notes	0.376%	2/10/2017	—	10.2
—	50.0	Federal Home Loan Bank Discount Notes	0.386% - 0.487%	2/17/2017	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.365%	2/21/2017	—	30.0
—	30.0	Federal Home Loan Bank Discount Notes	0.437%	2/22/2017	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.396%	2/24/2017	—	50.0
—	20.0	Federal Home Loan Bank Discount Notes	0.533%	2/27/2017	—	20.0
—	10.1	Federal Home Loan Bank Discount Notes	0.518%	3/3/2017	—	10.1
—	15.0	Federal Home Loan Bank Discount Notes	0.523%	3/6/2017	—	15.0
—	30.0	Federal Home Loan Bank Discount Notes	0.538%	3/8/2017	—	30.0
—	45.8	Federal Home Loan Bank Discount Notes	0.447% - 0.574%	3/10/2017	—	45.8
—	20.0	Federal Home Loan Bank Discount Notes	0.543%	3/14/2017	—	20.0
—	40.5	Federal Home Loan Bank Discount Notes	0.528% - 0.579%	3/17/2017	—	40.5
—	49.9	Federal Home Loan Bank Discount Notes	0.538%	3/20/2017	—	49.9
—	36.1	Federal Home Loan Bank Discount Notes	0.533%	3/22/2017	—	36.1
—	28.0	Federal Home Loan Bank Discount Notes	0.427% - 0.518%	3/23/2017	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.528%	3/24/2017	—	40.0
—	25.0	Federal Home Loan Bank Discount Notes	0.548%	3/28/2017	—	25.0
—	31.0	Federal Home Loan Bank Discount Notes	0.558%	3/29/2017	—	31.0
—	6.4	Federal Home Loan Bank Discount Notes	0.477%	3/31/2017	—	6.4
—	49.9	Federal Home Loan Bank Discount Notes	0.559%	4/17/2017	—	49.9
—	26.0	Federal Home Loan Bank Discount Notes	0.548% - 0.605%	4/19/2017	—	26.0
—	20.1	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	—	20.1
—	25.0	Federal Home Loan Bank Discount Notes	0.538% - 0.600%	5/5/2017	—	25.0
—	37.2	Federal Home Loan Bank Discount Notes	0.558% - 0.641%	5/12/2017	—	37.2
25.0	—	Federal Home Loan Bank Discount Notes	0.777%	7/3/2017	25.0	—
15.6	—	Federal Home Loan Bank Discount Notes	0.883%	7/5/2017	15.6	—
15.0	—	Federal Home Loan Bank Discount Notes	0.833%	7/6/2017	15.0	—
20.1	—	Federal Home Loan Bank Discount Notes	0.828%	7/7/2017	20.1	—
7.3	—	Federal Home Loan Bank Discount Notes	0.812%	7/10/2017	7.3	—
48.7	—	Federal Home Loan Bank Discount Notes	0.863% - 0.949%	7/13/2017	48.7	—
90.8	—	Federal Home Loan Bank Discount Notes	0.823% - 0.934%	7/14/2017	90.7	—
20.0	—	Federal Home Loan Bank Discount Notes	0.863%	7/17/2017	20.0	—
25.6	—	Federal Home Loan Bank Discount Notes	0.793% - 1.015%	7/18/2017	25.6	—
12.2	—	Federal Home Loan Bank Discount Notes	0.640% - 1.015%	7/19/2017	12.2	—
25.1	—	Federal Home Loan Bank Discount Notes	0.646%	7/21/2017	25.1	—
10.0	—	Federal Home Loan Bank Discount Notes	0.965%	7/26/2017	10.0	—
6.0	—	Federal Home Loan Bank Discount Notes	1.016%	8/1/2017	6.0	—
24.1	—	Federal Home Loan Bank Discount Notes	0.874%	8/2/2017	24.0	—
22.2	—	Federal Home Loan Bank Discount Notes	0.651%	8/3/2017	22.2	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$20.0	$—	Federal Home Loan Bank Discount Notes	0.864%	8/4/2017	$20.0	$—
30.0	—	Federal Home Loan Bank Discount Notes	1.025%	8/7/2017	30.0	—
47.1	—	Federal Home Loan Bank Discount Notes	0.676% - 0.844%	8/9/2017	47.0	—
52.5	—	Federal Home Loan Bank Discount Notes	0.681% - 0.854%	8/16/2017	52.4	—
50.0	—	Federal Home Loan Bank Discount Notes	0.854%	8/23/2017	49.9	—
40.0	—	Federal Home Loan Bank Discount Notes	0.692%	8/25/2017	39.9	—
25.2	—	Federal Home Loan Bank Discount Notes	0.895%	8/28/2017	25.1	—
25.0	—	Federal Home Loan Bank Discount Notes	0.865%	8/30/2017	25.0	—
47.0	—	Federal Home Loan Bank Discount Notes	0.966%	8/31/2017	46.9	—
32.1	—	Federal Home Loan Bank Discount Notes	0.834%	9/1/2017	32.0	—
21.0	—	Federal Home Loan Bank Discount Notes	0.986%	9/5/2017	21.0	—
30.1	—	Federal Home Loan Bank Discount Notes	0.844%	9/8/2017	30.0	—
25.0	—	Federal Home Loan Bank Discount Notes	0.895%	9/11/2017	24.9	—
20.0	—	Federal Home Loan Bank Discount Notes	0.956%	9/12/2017	20.0	—
46.1	—	Federal Home Loan Bank Discount Notes	0.956%	9/18/2017	46.0	—
14.8	—	Federal Home Loan Bank Discount Notes	0.956%	9/20/2017	14.8	—
50.1	—	Federal Home Loan Bank Discount Notes	0.956% - 1.037%	9/22/2017	50.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.956% - 1.037%	9/25/2017	49.9	—
10.9	—	Federal Home Loan Bank Discount Notes	0.987%	9/26/2017	10.9	—
30.8	—	Federal Home Loan Bank Discount Notes	0.968%	10/6/2017	30.7	—
30.0	—	Federal Home Loan Bank Discount Notes	1.053%	10/10/2017	29.9	—
4.0	—	Federal Home Loan Bank Discount Notes	1.049%	10/13/2017	4.0	—
44.2	—	Federal Home Loan Bank Discount Notes	1.063%	10/18/2017	44.0	—
39.6	—	Federal Home Loan Bank Discount Notes	1.008% - 1.039%	10/20/2017	39.4	—
10.1	—	Federal Home Loan Bank Discount Notes	1.049%	10/23/2017	10.0	—
42.2	—	Federal Home Loan Bank Discount Notes	1.013%	10/24/2017	42.0	—
18.2	—	Federal Home Loan Bank Discount Notes	1.048%	10/25/2017	18.2	—
37.1	—	Federal Home Loan Bank Discount Notes	1.048%	10/30/2017	37.0	—
25.9	—	Federal Home Loan Bank Discount Notes	1.019%	11/1/2017	25.8	—
43.2	—	Federal Home Loan Bank Discount Notes	1.048%	11/2/2017	43.0	—
30.0	—	Federal Home Loan Bank Discount Notes	1.024%	11/3/2017	29.9	—
38.2	—	Federal Home Loan Bank Discount Notes	1.048%	11/7/2017	38.0	—
25.0	—	Federal Home Loan Bank Discount Notes	1.069%	11/8/2017	24.9	—
15.2	—	Federal Home Loan Bank Discount Notes	1.069%	11/27/2017	15.1	—
—	16.1	Freddie Mac Discount Notes	0.345%	1/9/2017	—	16.1
—	25.0	Freddie Mac Discount Notes	0.335%	1/10/2017	—	25.0
—	30.0	Freddie Mac Discount Notes	0.391%	1/20/2017	—	30.0
—	13.1	Freddie Mac Discount Notes	0.426%	1/30/2017	—	13.1
—	40.0	Freddie Mac Discount Notes	0.447%	2/6/2017	—	40.0
—	36.9	Freddie Mac Discount Notes	0.436% - 0.457%	2/7/2017	—	36.9
—	44.2	Freddie Mac Discount Notes	0.360%	2/8/2017	—	44.2
—	25.0	Freddie Mac Discount Notes	0.360%	2/10/2017	—	25.0
—	40.0	Freddie Mac Discount Notes	0.365%	2/13/2017	—	40.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$30.0	Freddie Mac Discount Notes	0.376%	2/14/2017	$—	$30.0
—	20.0	Freddie Mac Discount Notes	0.467%	2/21/2017	—	20.0
—	27.0	Freddie Mac Discount Notes	0.386%	2/27/2017	—	27.0
—	15.0	Freddie Mac Discount Notes	0.401%	3/3/2017	—	15.0
—	35.2	Freddie Mac Discount Notes	0.406%	3/7/2017	—	35.2
—	14.0	Freddie Mac Discount Notes	0.411%	3/14/2017	—	14.0
—	50.0	Freddie Mac Discount Notes	0.427%	3/21/2017	—	49.9
—	18.0	Freddie Mac Discount Notes	0.600%	4/21/2017	—	18.0
—	39.9	Freddie Mac Discount Notes	0.457%	5/3/2017	—	39.9
—	22.9	Freddie Mac Discount Notes	0.483%	5/4/2017	—	22.9
39.1	—	Freddie Mac Discount Notes	0.722%	7/5/2017	39.1	—
30.0	—	Freddie Mac Discount Notes	0.772%	7/7/2017	30.0	—
43.1	—	Freddie Mac Discount Notes	0.772%	7/10/2017	43.1	—
35.0	—	Freddie Mac Discount Notes	0.783%	7/13/2017	35.0	—
30.3	—	Freddie Mac Discount Notes	0.834%	8/8/2017	30.2	—
20.1	—	Freddie Mac Discount Notes	0.834%	8/10/2017	20.1	—
43.1	—	Freddie Mac Discount Notes	0.824%	8/11/2017	43.1	—
35.4	—	Freddie Mac Discount Notes	0.834%	8/14/2017	35.3	—
27.1	—	Freddie Mac Discount Notes	0.844%	8/18/2017	27.0	—
30.0	—	Freddie Mac Discount Notes	0.844%	8/21/2017	30.0	—
50.0	—	Freddie Mac Discount Notes	0.844%	8/22/2017	49.9	—
15.1	—	Freddie Mac Discount Notes	0.855%	8/28/2017	15.1	—
50.0	—	Freddie Mac Discount Notes	0.855%	8/29/2017	49.9	—
38.3	—	Freddie Mac Discount Notes	0.865% - 0.885%	9/6/2017	38.2	—
25.0	—	Freddie Mac Discount Notes	0.875%	9/12/2017	24.9	—
26.2	—	Freddie Mac Discount Notes	0.875%	9/13/2017	26.1	—
30.0	—	Freddie Mac Discount Notes	0.901%	9/15/2017	29.9	—
39.2	—	Freddie Mac Discount Notes	0.885%	9/19/2017	39.1	—
40.0	—	Freddie Mac Discount Notes	0.911%	9/20/2017	39.9	—
45.2	—	Freddie Mac Discount Notes	0.997%	10/3/2017	45.0	—
42.2	—	Freddie Mac Discount Notes	0.997%	10/4/2017	42.0	—
40.0	—	Freddie Mac Discount Notes	1.013%	10/16/2017	39.9	—
37.1	—	Freddie Mac Discount Notes	1.013%	10/17/2017	37.0	—
35.2	—	Freddie Mac Discount Notes	1.028%	10/26/2017	35.1	—
15.0	—	Freddie Mac Discount Notes	1.079%	11/6/2017	15.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $3,152.6 and $2,309.0)					$3,152.2	$2,308.9

UNITED STATES TREASURY SECURITIES—3.5% and 6.5%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$35.9	United States Treasury Bills	0.345% - 0.369%	1/5/2017	$—	$35.9
—	47.9	United States Treasury Bills	0.423% - 0.428%	1/19/2017	—	48.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$36.1	United States Treasury Bills	0.371% - 0.401%	1/26/2017	$—	$36.1
—	60.1	United States Treasury Bills	0.363% - 0.423%	2/2/2017	—	60.1
—	75.0	United States Treasury Bills	0.315% - 0.426%	2/9/2017	—	75.0
—	48.0	United States Treasury Bills	0.325% - 0.437%	2/16/2017	—	48.0
—	48.0	United States Treasury Bills	0.448% - 0.473%	2/23/2017	—	48.0
—	36.0	United States Treasury Bills	0.368% - 0.477%	3/2/2017	—	36.0
—	48.7	United States Treasury Bills	0.386% - 0.518%	3/9/2017	—	48.7
—	59.9	United States Treasury Bills	0.406% - 0.481%	3/16/2017	—	60.0
—	129.0	United States Treasury Bills	0.380% - 0.533%	3/23/2017	—	129.0
—	25.9	United States Treasury Bills	0.396% - 0.518%	3/30/2017	—	25.9
—	58.9	United States Treasury Bills	0.411% - 0.509%	4/6/2017	—	58.9
—	130.8	United States Treasury Bills	0.518% - 0.529%	4/13/2017	—	130.8
—	49.9	United States Treasury Bills	0.514% - 0.559%	4/20/2017	—	49.9
—	48.2	United States Treasury Bills	0.554% - 0.781%	4/27/2017	—	48.2
—	49.9	United States Treasury Bills	0.514%	5/4/2017	—	49.9
—	42.0	United States Treasury Bills	0.601% - 0.623%	5/11/2017	—	42.0
—	30.1	United States Treasury Bills	0.584% - 0.620%	5/18/2017	—	30.1
—	32.0	United States Treasury Bills	0.587%	6/8/2017	—	32.0
31.4	—	United States Treasury Bills	0.605% - 0.850%	7/6/2017	31.4	—
7.6	—	United States Treasury Bills	0.821%	7/13/2017	7.6	—
75.0	74.8	United States Treasury Bills	0.541% - 0.654%	7/20/2017	75.0	74.7
75.0	—	United States Treasury Bills	0.606%	7/27/2017	75.0	—
30.0	—	United States Treasury Bills	0.791% - 0.914%	8/3/2017	30.0	—
10.0	—	United States Treasury Bills	0.909%	8/10/2017	10.0	—
87.0	86.7	United States Treasury Bills	0.574% - 0.591%	8/17/2017	86.9	86.6
50.0	—	United States Treasury Bills	0.657% - 0.925%	8/24/2017	49.9	—
50.0	—	United States Treasury Bills	0.855% - 0.910%	9/7/2017	49.9	—
46.5	34.8	United States Treasury Bills	0.696% - 0.934%	9/14/2017	46.5	34.8
40.0	—	United States Treasury Bills	0.936%	9/21/2017	39.9	—
35.1	—	United States Treasury Bills	0.947%	9/28/2017	35.0	—
50.0	—	United States Treasury Bills	0.927%	10/5/2017	49.9	—
49.0	—	United States Treasury Bills	0.768%	12/7/2017	48.8	—
—	69.9	United States Treasury Notes	0.431% - 0.451%	1/31/2017	—	69.9
—	46.9	United States Treasury Notes	0.441% - 0.471%	2/15/2017	—	47.0
—	49.7	United States Treasury Notes	0.502%	2/28/2017	—	49.7
—	50.0	United States Treasury Notes	0.542%	3/15/2017	—	50.0
—	50.0	United States Treasury Notes	0.515%	3/31/2017	—	50.0
—	69.6	United States Treasury Notes	0.550% - 0.621%	5/31/2017	—	69.6
—	40.1	United States Treasury Notes	0.580%	6/15/2017	—	40.1
—	50.0	United States Treasury Notes	0.586%	6/30/2017	—	50.0
50.0	30.0	United States Treasury Notes	0.668% - 0.710%	7/31/2017	50.0	30.0
49.9	—	United States Treasury Notes	0.660% - 0.663%	8/15/2017	49.9	—
43.0	—	United States Treasury Notes	0.704% -0.705%	8/31/2017	42.9	—
10.0	—	United States Treasury Notes	0.963%	9/15/2017	10.0	—
50.0	—	United States Treasury Notes	0.768%	10/31/2017	49.9	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$21.1	$—	United States Treasury Notes	0.812% - 0.935%	11/30/2017	$21.0	$—
5.0	—	United States Treasury Notes	0.997%	12/15/2017	5.0	—
25.0	—	United States Treasury Notes	1.187%	1/31/2018	25.0	—
17.1	—	United States Treasury Notes	1.183%	2/15/2018	17.0	—
48.0	—	United States Treasury Notes	0.441%	2/28/2018	47.8	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $954.6 and $1,745.0)					$954.3	$1,744.9
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,107.2 and $4,054.0)					$4,106.5	$4,053.8
TOTAL MARKETABLE SECURITIES (Cost $4,990.8 and $4,937.9)					$5,221.2	$5,135.3

LOANS RECEIVABLE—1.1% and 1.1%					Fair Value at
		Borrower	Interest Rate(7)	Maturity Date	June 30, 2017	December 31, 2016
					(Unaudited)
		DJM Capital Partners(8)	4.200%	7/1/2018	$33.9	$32.3
		Simply Self Storage Portfolio	8.250%	9/6/2021	37.6	37.6
		State Street Financial Center Junior Mezz	6.500%	11/10/2021	125.2	125.2
		Charles River Plaza North	6.080%	4/6/2029	100.6	100.6
TOTAL LOANS RECEIVABLE (Cost $296.4 and $294.8)					$297.3	$295.7
TOTAL INVESTMENTS (Cost $22,898.0 and $22,581.2)					$27,101.4	$26,643.7

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The assets held in this investment were liquidated on February 18, 2015; the investment is currently in dissolution.

(6)	A partial disposition of assets held by the portfolio was completed on February 1, 2017.

(7)	Represents fixed interest rate.

(8)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest only rate.

(9)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $10.4 million as of June 30, 2017.

(10)	The assets held in this investment were in liquidation as of May 2014, with final dissolution expected in 2017.

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
Forward-looking Statements
Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:

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

•
Joint Venture Investments: The risks associated with joint ventures organized as limited partnerships or limited liability companies, as applicable, including the risk that a co-venturer may have interests or goals inconsistent with those of the Account, that a co-venturer may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

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
More detailed discussions of certain of these risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and in this section below and also in the section below entitled “Quantitative and Qualitative Disclosures About Market Risk.” These risks could cause actual results to differ materially from historical experience or management’s present expectations.
Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2017 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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
Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in real estate;

•	Direct ownership of real estate through interests in joint ventures; or

•	Indirect interests in real estate through real estate-related securities, such as:

•	public and/or privately placed registered and unregistered equity investments in REITs, which investments may consist of common or preferred stock interests;

•	real estate limited partnerships and limited liability companies;

•	investments in equity or debt securities of companies whose operations involve real estate (i.e., that primarily own or manage real estate) which may not be REITs; and

•	conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and collateralized mortgage obligations, including CMBS and other similar investments.
The Account’s principal investment strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family residential properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests at any time. Historically, approximately 70% of the Account’s net assets have been comprised of such direct ownership interests in real estate.
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2017, REIT securities comprised approximately 4.5% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of June 30, 2017, the Account did not hold any foreign real estate investments.
SECOND QUARTER 2017 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
The U.S. economic expansion regained some momentum during the second quarter of 2017. According to the “advance estimate” from the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) increased at a 2.6% annual rate during second quarter as compared to 1.2% during the first quarter. The increase in growth was largely related to a strong contribution from consumer spending during the quarter. International trade made a small positive contribution, as did government and fixed investment. The labor market expansion also accelerated during the quarter. The Bureau of Labor Statistics reported that 581,000 jobs were added during the second quarter as compared to 498,000 during first quarter. The labor market has added an average of 180,000 jobs per month in 2017, more than enough to absorb growth in the working-age population. Consequently, the unemployment rate decreased to end the second quarter of 2017 to 4.4% from 4.5% in the first quarter of 2017, even as the labor force expanded.

Economic Indicators*

	2016	4Q 2016	1Q 2017	2Q 2017	Forecast
					2017	2018
Economy(1)
Gross Domestic Product (GDP)	1.5%	1.8%	1.2%	2.6%	2.2%	2.4%
Employment Growth (Thousands)	2,240	443	498	581	1,990	1,800
Unemployment Rate	4.9%	4.7%	4.5%	4.4%	4.4%	4.2%
Interest Rates(2)
10 Year Treasury	1.8%	2.1%	2.4%	2.3%	2.5%	3.0%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
Noting “that the labor market has continued to strengthen and that economic activity has been rising moderately so far this year”, the Federal Open Market Committee (“FOMC”) voted in June to raise the federal funds rate as anticipated. The 25 basis point increase was the second this year and brought the federal funds rate to a range of 1.00%-1.25%. Economic projections were also released following the meeting which suggested an additional interest rate increase in 2017. Committee members reaffirmed the gradual adjustment of monetary policy, intended to support continued economic growth and further labor market strengthening. The FOMC also announced more details surrounding the plan to begin normalizing its balance sheet this year, starting perhaps as early as September.
Underlying economic conditions remained solid during the second quarter. Both GDP and job growth rebounded from a relatively soft first quarter while inflation moderated largely in response to weakness in energy prices. The FOMC noted that inflation was running somewhat below their 2.0% target rate, however the lower rate is generally considered transitory, rather than a reflection of weakening demand. Yields on ten-year U.S. Treasuries remained low, averaging 2.2% in June before increasing in early July.
Economists’ expectations for the U.S. economy were little changed during the second quarter of 2017. It appears increasingly unlikely that wide-scale fiscal stimulus will be approved by Congress this year. In the July 2017 Blue Chip Economic Indicators publication, economists place odds at less than 40% that either corporate or individual tax cuts will be enacted by year-end. As such, Blue Chip economists expect steady and trend-like GDP growth for the rest of 2017 and 2018. Odds of a recession remain low at 12.3% in 2017 and 23.0% in 2018. Job growth is expected to moderate during the second half of the year as the labor market approaches or eclipses full employment, but overall growth will remain strong enough to push the unemployment rate down further. Inflation is expected to drift back up towards the 2.0% target rate. Continued GDP and employment growth of this magnitude would support ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate activity and conditions generally moderated or remained steady during the second quarter of 2017. Nationwide, tenant demand was generally enough to digest new supply and keep vacancy stable. Transaction activity declined, but pricing was relatively steady. Real Capital Analytics (“RCA”) reported that sales of office, industrial, retail, and multi-family properties totaled $97.8 billion during second quarter 2017, a 5% decline from second quarter 2016, but a 6.4% increase compared to first quarter 2017. RCA notes that at this point in the cycle, sellers appear unmotivated to concede pricing. At the same time, buyers have become more cautious, contributing to fewer deals but sticky pricing. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) was essentially unchanged on a year-over-year basis. The index posted a small decline of 1.0% during second quarter as compared to first quarter.

The NAREIT All Equity REIT index increased 2.3% during the second quarter of 2017, as compared to a 2.5% increase during first quarter. For the quarter ending June 30, 2017, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees was 1.51% as compared to 1.62% during the first quarter of 2017.
Occupancy in the Account’s holdings held relatively steady during the second quarter of 2017; properties averaged 91.4% leased as compared with 91.3% during the first quarter of 2017. The Account’s real estate assets generated a 1.11% total return during the second quarter. Total returns were positive for the 29th consecutive quarter, but at this stage in the cycle, the benefits from appreciation have waned, replaced by income as the primary driver of returns.

Data for the Account’s top five markets in terms of market value as of June 30, 2017 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio. The Account’s properties in four of its five top markets average at or better than 85% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	93.5%	16	13.0%	10.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	87.4%	13	11.4%	9.0%
Los Angeles-Long Beach-Glendale, CA	84.3%	12	9.8%	7.8%
Boston, MA	91.1%	5	7.0%	5.5%
Seattle-Bellevue-Everett, WA	89.2%	6	5.7%	4.5%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
CB Richard Ellis Econometric Advisors (“CBRE-EA”) reported that the national office vacancy rate held at 13.0% during the second quarter of 2017. CBRE-EA noted that the office market may be nearing a plateau for this cycle with the national vacancy rate closing in on the previous cyclical low of 12.4%. A number of major markets maintained single-digit vacancy rates including Boston, New York, San Francisco, Austin, and Seattle. Demand for office space is highly dependent on job growth in the finance, professional and business services sectors. During the second quarter, the financial services sector added 46,000 jobs as compared to 39,000 in the first quarter. The professional and business services sector, which includes many facets of tech employment, added 137,000 jobs as compared to 152,000 previously. The demand outlook appears solid given current job growth in these key office-using sectors. However, more efficient layouts and mobile workforces are reducing corporate space needs nationwide.
Market vacancy rates as reported by CBRE-EA increased or remained steady in all five of the Account’s top office markets during the second quarter of 2017. The vacancy rate for the Account’s office portfolio averaged 14.8% during the second quarter, up from 14.0% in the first quarter. The average vacancy rate for the Account’s properties in San Francisco increased but remained below its market average due to a law firm vacating space in one of its buildings. The increase in the vacancy rate in the Account’s New York properties is reflective of a new acquisition undergoing a repositioning, which will likely contribute to additional increases in coming quarters.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q2	2017 Q1	2017 Q2	2017 Q1
Account / Nation			14.8%	14.0%	13.0%	13.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,490.3	5.5%	13.7%	12.9%	15.6%	15.2%
Boston, MA	1,457.6	5.4%	11.3%	11.9%	9.8%	9.8%
San Francisco-Redwood City-South San Francisco, CA	1,124.8	4.2%	6.6%	3.8%	7.4%	7.2%
New York-Jersey City-White Plains, NY-NJ	1,123.4	4.1%	20.0%	17.8%	9.5%	9.5%
Los Angeles-Long Beach-Glendale, CA	972.1	3.6%	27.6%	28.0%	13.7%	13.7%

*	Source: CBRE - EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are influenced by GDP growth and consumer spending, which contribute to more goods being produced, shipped and stored throughout the U.S. Growing e-commerce sales have also increasingly contributed to warehouse demand. Global trade, and particularly growth in imports, has been an important generator of warehouse demand in port markets. During the second quarter, CBRE-EA reported that the national industrial availability rate decreased to 7.8% after ending the first quarter at 7.9%. With supply beginning to increase, industrial market conditions may fluctuate between modest improvements and a general flattening in availability at this point in the cycle. Healthy economic conditions are expected to provide continued support for warehouse space demand, even as new supply delivers.
As shown in the following table, the average availability rate of the Account’s industrial properties declined to 8.2% in the second quarter from 8.8% during the first quarter. Availability rates in each of the Account’s top industrial markets were near or well below their respective market averages and mostly improved during the quarter. The Account’s properties in Riverside, a key distribution channel for southern California port markets, total 8.0 million sq. ft. and are fully occupied.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q2	2017 Q1	2017 Q2	2017 Q1
Account / Nation			8.2%	8.8%	7.8%	7.9%
Riverside-San Bernardino-Ontario, CA	$916.7	3.4%	0.0%	0.0%	6.4%	6.8%
Los Angeles-Long Beach-Glendale, CA	313.3	1.2%	5.1%	6.0%	3.9%	3.9%
New York-Jersey City-White Plains, NY-NJ	302.3	1.1%	3.2%	3.3%	7.0%	7.0%
Tacoma-Lakewood, WA	284.6	1.1%	4.1%	2.7%	4.8%	4.5%
Dallas-Plano-Irving, TX	264.2	1.0%	6.1%	8.3%	8.1%	7.9%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.
Multi-Family
Apartment demand is conditional upon a multitude of economic, demographic and socio-economic factors including job growth and household formations. Demand-side factors have been supportive of apartment market conditions, but the sector is also facing the largest supply pipeline. Accordingly, expectations are that vacancy will drift up and rent growth will soften, both of which have begun to occur in some markets. Others, however, still have room for further growth. Nationally, the apartment vacancy rate increased for the fifth consecutive quarter on a year-over-year basis and is now 4.6%, as compared to 4.4% during the second quarter of 2016. Vacancy declined compared to the first quarter of 2017, which reflects typical seasonal leasing patterns. Supply is expected to peak in 2017-2018, and taper off thereafter. Economic and labor market conditions should provide continued support for the apartment market once new supply has been fully integrated.
The vacancy rate of the Account’s multi-family properties decreased to 7.0% during second quarter as compared with 7.1% in the first quarter. As shown in the following table, average vacancy rates in the Account’s top five apartment markets are above their comparable market averages. Concessions have increased for luxury buildings and more recent construction as demand has softened, particularly in large, urban markets such as New York and Washington, DC. The Account’s experience in those markets largely reflects that trend.

			Account Units Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q2	2017 Q1	2017 Q2	2017 Q1
Account / Nation			7.0%	7.1%	4.6%	4.9%
New York-Jersey City-White Plains, NY-NJ	$857.7	3.2%	4.8%	3.9%	3.1%	3.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	804.7	3.0%	8.6%	7.9%	4.5%	4.7%
Los Angeles-Long Beach-Glendale, CA	553.7	2.0%	5.9%	7.7%	4.3%	3.9%
Denver-Aurora-Lakewood, CO	322.4	1.2%	5.3%	7.9%	5.2%	6.0%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	303.6	1.1%	12.3%	10.2%	5.8%	5.6%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.

Retail
Retail market conditions have been challenged by e-commerce growth which is accelerating the shakeout of weaker retail concepts. Consumer spending has generally been healthy over the past couple of years, but due mainly to strength in durables like autos rather than non-durable shopping center-type goods. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 0.2% from the first quarter of 2017 and 3.5% on a year-over-year basis. Declines in gasoline prices were the primary cause of weaker retail sales numbers during the quarter. Retail market conditions remained steady in the first quarter when the national availability rate held at 10.1%. The vacancy rate for the Account’s retail portfolio remained very low at 4.7% in the second quarter of 2017. All but one of the Account’s retail investments have vacancy rates below 10.0%, which is reflective of the overall high quality of the retail portfolio.
Outlook
The current economic expansion is one of the longest in U.S. history. There are no indications of an imminent downturn and economic growth is expected to perform in line with prevailing rates achieved during most of the recovery. With the labor market near or at full employment, wage growth should begin to meaningfully pick up. Inflation pulled back during the quarter, but softness is viewed as transitory and not a reflection of underlying economic weakness. The real estate cycle is indeed mature; moderation of returns has occurred and is to be expected, however, cycles do not end simply because of longevity; imbalances in one or more segments of the economy are typically the cause and none are currently evident. Property market conditions have generally remained stable. Regional conditions have varied depending on their economic drivers, but U.S. real estate markets on the whole are largely well-balanced.
Economists expect GDP growth of 2.2% in 2017 and 2.4% in 2018 and for job growth to slow, but remain expansive enough to bring the unemployment rate down further. Interest rates are expected to rise at a gradual pace, while inflation is likely to return to and remain around the Fed’s target rate. Key risks include equity markets at record levels with unusually low volatility and higher political and policy uncertainty. Nonetheless, real estate market conditions should remain healthy during 2017 if domestic economic conditions approximate economist expectations.

Investments as of June 30, 2017
As of June 30, 2017, the Account had total net assets of $24.8 billion, a 2.1% increase from December 31, 2016. The increase in the Account’s net assets was primarily driven by net investment income and appreciation in value of the Account’s investments.
As of June 30, 2017, the Account owned a total of 130 real estate investments (105 of which were wholly-owned, 25 of which were held in joint ventures). The real estate portfolio included 38 office investments (including 12 held in joint ventures), 33 industrial investments (including one held in a joint venture), 36 apartment investments (including one held in a joint venture), 21 retail investments (including ten held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 31 are subject to debt (including 12 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2017 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $1.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2017 was $4.2 billion, which represented a loan to value ratio of 14.2%. The Account has no Account-level debt.
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

The following table lists the Account's ten largest investments as of June 30, 2017. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Credit Risk Concentrations.

Ten Largest Real Estate Investments
Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
Fashion Show	Las Vegas	NV	Retail	$840.5	(2)	3.9%	3.1%
1001 Pennsylvania Avenue	Washington	DC	Office	804.2	(3)	3.8%	3.0%
The Florida Mall	Orlando	FL	Retail	754.6	(4)	3.5%	2.8%
DDR	Various	USA	Retail	671.8	(5)	3.1%	2.5%
Colorado Center	Santa Monica	CA	Office	588.0	(6)	2.7%	2.2%
Fourth and Madison	Seattle	WA	Office	525.0	(7)	2.4%	1.9%
99 High Street	Boston	MA	Office	512.0		2.4%	1.9%
501 Boylston Street	Boston	MA	Office	495.2	(8)	2.3%	1.8%
425 Park Avenue	New York	NY	Ground Lease	453.0		2.1%	1.7%
Ontario Industrial Portfolio	Ontario	CA	Industrial	442.1		2.1%	1.6%

(1)
Fair Value as reported in the June 30, 2017 Consolidated Schedules of Investments. Investments owned 100% by the Account are reported at net equity value on a fair value basis, and are presented at the Account's ownership interest.

(2)
Fashion Show is held in a joint venture with General Growth Properties, in which the Account holds 50% interest, and is presented net of debt. As of June 30, 2017, this debt had a fair value of $429.4 million.

(3)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $472.8 million.

(4)
The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of June 30, 2017, this debt had a fair value of $177.7 million.

(5)
DDR Joint Venture, in which the Account holds an 85% interest, consists of 25 retail properties located in 11 states and is presented net of debt. As of June 30, 2017, this debt had a fair value of $526.7 million.

(6)	Colorado Center is held in a joint venture with EOP Operating LP, in which the Account holds a 50% interest.

(7)	Fourth and Madison is presented gross of debt. The value of the Account's interest less the fair value of leverage is $322.3 million.

(8)	501 Boylston Street is presented gross of debt. The value of the Account's interest less the fair value of leverage is $282.7 million.

At June 30, 2017, the Account held 79.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 11.7% of total investments, real estate-related equity securities representing 4.1% of total investments, U.S. Treasury securities representing 3.5% of total investments, loans receivable representing 1.1% of total investments, and real estate limited partnerships representing 0.5% of total investments.

Results of Operations
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$523.7	$498.5	$25.2	5.1%
Real estate property level expenses:
Operating expenses	108.0	108.7	(0.7)	(0.6)%
Real estate taxes	84.1	76.5	7.6	9.9%
Interest expense	44.8	40.9	3.9	9.5%
Total real estate property level expenses	236.9	226.1	10.8	4.8%
Real estate income, net	286.8	272.4	14.4	5.3%
Income from real estate joint ventures and limited partnerships	93.4	78.3	15.1	19.3%
Interest	21.7	11.5	10.2	88.7%
Dividends	7.8	10.7	(2.9)	(27.1)%
TOTAL INVESTMENT INCOME	409.7	372.9	36.8	9.9%
Expenses:
Investment management charges	37.4	34.2	3.2	9.4%
Administrative charges	31.3	31.4	(0.1)	(0.3)%
Distribution charges	13.2	14.1	(0.9)	(6.4)%
Mortality and expense risk charges	0.6	0.6	—	—%
Liquidity guarantee charges	22.0	17.9	4.1	22.9%
TOTAL EXPENSES	104.5	98.2	6.3	6.4%
INVESTMENT INCOME, NET	$305.2	$274.7	$30.5	11.1%
Rental Income:
Rental income increased $25.2 million, or 5.1%, primarily due to increased rental rates and reduced leasing incentives in the industrial and retail sectors coupled with net real estate acquisitions.
Operating Expenses:
Operating expenses decreased $0.7 million, or 0.6%. The slight decrease is primarily due to general reductions in operating expenses across the apartment portfolio partially offset by the impact of net real estate acquisitions.
Real Estate Taxes:
Real estate taxes increased $7.6 million, or 9.9%, primarily due to net real estate acquisitions coupled with higher property tax assessments resulting from increases in property value in the apartment, retail and office sectors.
Interest Expense:
Interest expense increased $3.9 million, or 9.5%, due to higher average outstanding principal balances through the six months ended June 30, 2017, as compared to the same period in 2016.

Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $15.1 million, or 19.3%, as a result of net acquisitions subsequent to June 30, 2016 and increased occupancy in the retail and office sectors.
Interest and Dividend Income:
Interest income increased $10.2 million primarily due to interest income earned on a larger loan receivable portfolio in 2017 as compared to the same period in 2016. Dividend income decreased $2.9 million when compared to the same period in 2016 due to lower dividend yields on the Account's real-estate related securities coupled with return of capital adjustments recorded in 2017.
Expenses:
Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.33% and 0.35% for the six month period ended June 30, 2017 and 2016, respectively. Costs increased period over period, however, average net assets increased at a higher velocity reducing the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2017, for the twelve month period ending April 30, 2018, and are charged based on the Account’s net assets.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(16.8)	$10.1	$(26.9)	N/M
Real estate joint ventures and limited partnerships	—	0.2	(0.2)	N/M
Marketable securities	12.7	18.5	(5.8)	(31.4)%
Total realized gain (loss) on investments:	(4.1)	28.8	(32.9)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	84.2	205.3	(121.1)	(59.0)%
Real estate joint ventures and limited partnerships	61.8	128.0	(66.2)	(51.7)%
Marketable securities	32.0	110.2	(78.2)	(71.0)%
Mortgage loans payable	(6.5)	(25.7)	19.2	(74.7)%
Net change in unrealized appreciation on investments and mortgage loans payable	171.5	417.8	(246.3)	(59.0)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$167.4	$446.6	$(279.2)	(62.5)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized losses in the Account are due to the disposition of wholly-owned real estate properties. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.

Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $67.4 million during the first six months of 2017 compared to $215.4 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, it has remained positive due to favorable movements in market rents and occupancy in the apartment, industrial and office sectors.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $61.8 million during the first six months of 2017, compared to $128.2 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, it has remained positive due to favorable market rents and occupancy in the apartment and office sectors.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $44.7 million during the first six months of 2017 compared to $128.7 million during the comparable period of 2016. The markets for REITs in the U.S. increased 4.9% as measured by the FTSE NAREIT All Equity REITs Index during the six month period ended June 30, 2017, compared to a increase of 13.7% in the same period of 2016. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of June 30, 2017, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced unrealized losses of $6.5 million during the first six months 2017 compared to unrealized losses of $25.7 million during the comparable period of 2016. The unrealized losses were consistent with the directional movement of Treasury rates during the comparable period.

Results of Operations
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$265.3	$252.6	$12.7	5.0%
Real estate property level expenses:
Operating expenses	52.7	51.1	1.6	3.1%
Real estate taxes	41.6	38.4	3.2	8.3%
Interest expense	22.3	23.5	(1.2)	(5.1)%
Total real estate property level expenses	116.6	113.0	3.6	3.2%
Real estate income, net	148.7	139.6	9.1	6.5%
Income from real estate joint ventures and limited partnerships	47.5	50.5	(3.0)	(5.9)%
Interest	12.0	6.5	5.5	84.6%
Dividends	8.5	7.5	1.0	13.3%
TOTAL INVESTMENT INCOME	216.7	204.1	12.6	6.2%
Expenses:
Investment management charges	16.9	19.8	(2.9)	(14.6)%
Administrative charges	15.7	14.1	1.6	11.3%
Distribution charges	6.0	7.4	(1.4)	(18.9)%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	11.8	9.5	2.3	24.2%
TOTAL EXPENSES	50.7	51.1	(0.4)	(0.8)%
INVESTMENT INCOME, NET	$166.0	$153.0	$13.0	8.5%
Rental Income:
Rental income increased $12.7 million, or 5.0%, primarily due to net real estate acquisitions coupled with improved occupancy in the industrial and office sectors.
Operating Expenses:
Operating expenses increased $1.6 million, or 3.1%, attributed mainly to higher expenses at industrial properties within the portfolio.
Real Estate Taxes:
Real estate taxes increased $3.2 million, or 8.3%, primarily due to net real estate acquisitions and rising tax value of properties in the portfolio.
Interest Expense:
Interest expense decreased $1.2 million, or 5.1%, due to lower average principal balances through the three months ended June 30, 2017, as compared to the same period in 2016.

Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $3.0 million, or 5.9%, for the three months ended June 30, 2017, when compared to the same period of 2016, due to higher than average distributions received from a joint venture investment that holds a number of retail properties during the second quarter of 2016.
Interest and Dividend Income:
Interest income increased $5.5 million primarily due to interest income earned on a larger loan receivable portfolio in 2017 as compared to the same period in the previous year. Dividend income increased $1.0 million; dividend income as a percentage of REIT holdings remained consistent with the comparable quarter of 2016.
Expenses:
Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.16% and 0.18% for the three month periods ended June 30, 2017 and 2016, respectively. Costs decreasing period over period, coupled with an increase in average net assets, reduced the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2017, for the twelve month period ending April 30, 2018, and are charged based on the Account’s net assets.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$0.4	$1.8	$(1.4)	(77.8)%
Real estate joint ventures and limited partnerships	—	0.2	(0.2)	N/M
Marketable securities	8.1	4.5	3.6	80.0%
Total realized gain (loss) on investments:	8.5	6.5	2.0	30.8%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	32.4	113.0	(80.6)	(71.3)%
Real estate joint ventures and limited partnerships	0.8	(17.8)	18.6	N/M
Marketable securities	8.7	66.9	(58.2)	(87.0)%
Mortgage loans payable	(18.1)	(24.1)	6.0	(24.9)%
Net change in unrealized appreciation on investments and mortgage loans payable	23.8	138.0	(114.2)	(82.8)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$32.3	$144.5	$(112.2)	(77.6)%
N/M—Not meaningful

Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $32.8 million during the second quarter of 2017 compared to $114.8 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, it has remained positive due to moderately favorable market rents and occupancy.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $0.8 million during the second quarter of 2017, compared to losses of $17.6 million during the comparable period of 2016. The joint venture portfolio experienced unrealized valuation losses during the second quarter of 2017 due to anchor tenants vacating space at two smaller retail properties, however, this was offset by increased income earned by the joint ventures primarily due to net acquisitions subsequent to June 30, 2016.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $16.8 million during the second quarter of 2017 compared to $71.4 million during the comparable period of 2016. The markets for REITs in the U.S. increased 2.3% as measured by the FTSE NAREIT All Equity REITs Index during the three month period ended June 30, 2017, compared to a increase of 7.4% in the same period of 2016. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of June 30, 2017, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced unrealized losses of $18.1 million during the second quarter of 2017 compared to unrealized losses of $24.1 million during the comparable period of 2016. The unrealized losses were consistent with the directional movement of Treasury rates during the comparable period.
Liquidity and Capital Resources
As of June 30, 2017 and December 31, 2016, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.1 billion representing 16.6% and 16.7% of the Account’s net assets at such dates, respectively.
Participant Flows: Six months ended June 30, 2017 compared to six months ended June 30, 2016
During the six months ended June 30, 2017, the Account received $1.4 billion in premiums from participants offset by participant outflows of $1.4 billion in annuity payments and withdrawals and death benefits. During the six months ended June 30, 2016, the Account received $1.6 billion in premiums from participants offset by participant outflows of $1.0 billion in annuity payments and withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $305.2 million for the six months ended June 30, 2017, as compared to $274.7 million for the comparable period of 2016. The increase in total net investment income is described more fully in the Results of Operations section.
As of June 30, 2017, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 21.1% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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
In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. As of June 30, 2017, one construction loan was held within the Account’s joint venture investment Four Oaks Place, L.P. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan to value ratio, management deems the maximum amount which may be drawn under that line of credit as fully incurred, regardless of whether the maximum amount available has been drawn from time to time.
As of June 30, 2017, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 14.2%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of June 30, 2017, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions

The following describes property transactions by the Account during the second quarter of 2017. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases
One Beeman Road—Northborough, MA
On April 12, 2017, the Account purchased an industrial property located in Northborough, Massachusetts for $33.5 million.
Financings
Foundry Square II—San Francisco, CA
On April 3, 2017, an office property in which the Account holds a 50.1% interest, extinguished $55.1 million (the Account's share) of outstanding mortgage debt.

Tradition at Kierland—Scottsdale, AZ
On May 1, 2017, the Account extinguished a $25.8 million mortgage loan associated with the property.
Legend at Kierland—Scottsdale, AZ
On May 1, 2017, the Account extinguished a $21.8 million mortgage loan associated with the property.
West Town Mall—Knoxville, TN
On June 29, 2017, a retail property in which the Account holds a 50% interest, refinanced $105.0 million (the Account's share) of outstanding mortgage debt associated with the property.
Critical Accounting Policies
The Account's Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Loans Receivable (i.e., the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Account’s loans receivable are classified within level 3 of the valuation hierarchy.
Valuation of Mortgage Loans Payable (i.e., the Account as a debtor)—Mortgage loans payable are stated at fair value. The estimated fair value of mortgage loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Mortgage loans payable are valued internally by TIAA’s internal appraisal department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the return demands of the market.
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
Accounting for Investments: The investments held by the Account are accounted for as follows:
Real Estate Properties—Rent from real estate properties consists of all amounts earned under tenant operating leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the applicable lease agreement. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of June 30, 2017, represented 80.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of June 30, 2017, 19.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2017. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of August, 2017.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 8, 2017	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 8, 2017	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)