Form 10-Q
period 2017-09-30
TIAA REAL ESTATE ACCOUNT
filed 2017-11-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,944.7 and $12,818.1)	$15,654.2	$15,452.8
Real estate joint ventures and limited partnerships (cost: $4,540.2 and $4,530.4)	5,816.1	5,759.9
Marketable securities:
Real estate-related (cost: $889.5 and $883.9)	1,121.0 (1)	1,081.5	(1)
Other (cost: $4,293.3 and $4,054.0)	4,293.4	4,053.8
Loans receivable (cost: $296.5 and $294.8)	298.8	295.7
Total investments (cost: $22,964.2 and $22,581.2)	27,183.5	26,643.7
Cash and cash equivalents	6.8	3.0
Due from investment manager	4.8	5.9
Other	227.6 (2)	332.6	(2)
TOTAL ASSETS	27,422.7	26,985.2
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,284.8 and $2,316.5)	2,311.0	2,332.1
Accrued real estate property expenses	211.7	202.2
Payable for collateral for securities loaned	5.6	93.0
Other	54.6	53.2
TOTAL LIABILITIES	2,582.9	2,680.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,333.5	23,813.5
Annuity Fund	506.3	491.2
TOTAL NET ASSETS	$24,839.8	$24,304.7
NUMBER OF ACCUMULATION UNITS OUTSTANDING	61.9	62.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$393.257	$381.636
(1) Includes securities loaned of $5.5 million at September 30, 2017 and $91.2 million at December 31, 2016.
(2) Includes cash collateral for securities loaned of $5.6 million at September 30, 2017 and $93.0 million at December 31, 2016.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Real estate income, net:
Rental income	$267.9	$257.4	$791.6	$755.9
Real estate property level expenses and taxes:
Operating expenses	56.9	54.8	164.9	163.5
Real estate taxes	43.2	40.4	127.3	116.9
Interest expense	22.5	22.4	67.3	63.3
Total real estate property level expenses and taxes	122.6	117.6	359.5	343.7
Real estate income, net	145.3	139.8	432.1	412.2
Income from real estate joint ventures and limited partnerships	60.9	33.5	154.3	111.8
Interest	15.9	6.3	37.6	17.8
Dividends	7.9	9.2	15.7	19.9
TOTAL INVESTMENT INCOME	230.0	188.8	639.7	561.7
Expenses:
Investment management charges	15.5	17.6	52.9	51.8
Administrative charges	14.7	17.0	46.0	48.4
Distribution charges	6.4	7.2	19.6	21.3
Mortality and expense risk charges	0.3	0.3	0.9	0.9
Liquidity guarantee charges	12.5	10.2	34.5	28.1
TOTAL EXPENSES	49.4	52.3	153.9	150.5
INVESTMENT INCOME, NET	180.6	136.5	485.8	411.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	75.2	16.4	58.4	26.5
Real estate joint ventures and limited partnerships	(8.6)	0.2	(8.6)	0.4
Marketable securities	2.6	3.1	15.3	21.6
Net realized gain on investments	69.2	19.7	65.1	48.5
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(9.4)	36.9	74.8	242.2
Real estate joint ventures and limited partnerships	26.9	24.3	88.7	152.3
Marketable securities	2.2	(26.0)	34.2	84.2
Loans receivable	1.4	0.1	1.4	0.1
Mortgage loans payable	(4.1)	(29.1)	(10.6)	(54.8)
Net change in unrealized appreciation on investments and mortgage loans payable	17.0	6.2	188.5	424.0
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	86.2	25.9	253.6	472.5
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$266.8	$162.4	$739.4	$883.7
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
FROM OPERATIONS
Investment income, net	$180.6	$136.5	$485.8	$411.2
Net realized gain on investments	69.2	19.7	65.1	48.5
Net change in unrealized appreciation on investments and mortgage loans payable	17.0	6.2	188.5	424.0
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	266.8	162.4	739.4	883.7
FROM PARTICIPANT TRANSACTIONS
Premiums	552.4	757.8	1,980.6	2,349.2
Annuity payments	(10.8)	(10.3)	(32.3)	(30.3)
Withdrawals and death benefits	(777.5)	(576.6)	(2,152.6)	(1,551.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(235.9)	170.9	(204.3)	767.8
NET INCREASE IN NET ASSETS	30.9	333.3	535.1	1,651.5
NET ASSETS
Beginning of period	24,808.9	23,678.2	24,304.7	22,360.0
End of period	$24,839.8	$24,011.5	$24,839.8	$24,011.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$739.4	$883.7
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(65.1)	(48.5)
Net change in unrealized appreciation on investments and mortgage loans payable	(188.5)	(424.0)
Purchase of real estate properties	(298.4)	(378.0)
Capital improvements on real estate properties	(95.0)	(125.2)
Proceeds from sale of real estate properties	340.7	152.9
Purchases of long term investments	(342.5)	(1,134.0)
Proceeds from long term investments	376.3	51.6
Increase in loans receivable	(1.7)	(69.0)
Increase in other investments	(239.3)	(203.8)
Change in due to (from) investment manager	1.1	(4.9)
(Increase) decrease in other assets	105.0	(121.4)
Increase (decrease) in other liabilities	(74.5)	141.3
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	257.5	(1,279.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	563.5
Payments of mortgage loans	(49.4)	(34.7)
Premiums	1,980.6	2,349.2
Annuity payments	(32.3)	(30.3)
Withdrawals and death benefits	(2,152.6)	(1,551.1)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(253.7)	1,296.6
NET INCREASE IN CASH AND CASH EQUIVALENTS	3.8	17.3
CASH AND CASH EQUIVALENTS
Beginning of period	3.0	11.9
End of period	$6.8	$29.2
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$67.3	$61.6
Debt assumed as part of real estate acquisition	$17.7	$—

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
Restricted Cash: The Account held $41.8 million and $45.8 million as of September 30, 2017 and December 31, 2016, respectively, in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how to present cash receipts and cash payments for certain activity in the Statement of Cash Flows. These amendments are effective for public business entities within those fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Management is currently assessing the impact of ASU 2016-15 on the Account's Consolidated Financial Statements.
In November 2016, FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The statement of cash flows should present beginning-of-period and end-of-period total amounts that include cash and restricted cash. Transfers between cash and restricted cash will no longer be presented as operating, investing, or financing activities within the statement of cash flows. ASU 2016-18 is effective for annual financial statements issued for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Management is currently assessing the impact of ASU 2016-18 on the Account's Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 clarify the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments may be either retrospectively applied to each period presented within the financial statements or by a cumulative-effect adjustment to retained earnings or net assets as of the beginning of the fiscal year of adoption. Management is currently assessing the impact of ASU 2017-05 on the Account’s Consolidated Financial Statements.
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
The Account’s wholly-owned real estate investments and investments in joint venture are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2017:

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.1%	20.7%	5.6%	—%	42.4%
Apartment	8.8%	8.1%	4.0%	0.8%	21.7%
Retail	7.7%	3.0%	7.7%	0.5%	18.9%
Industrial	7.1%	2.0%	4.1%	0.8%	14.0%
Other(2)	0.3%	2.5%	0.1%	0.1%	3.0%
Total	40.0%	36.3%	21.5%	2.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interest in Storage Portfolio investment and a fee interest encumbered by a ground lease real estate investment.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (unaudited) and December 31, 2016, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2017
Real estate properties	$—	$—	$15,654.2	$—	$15,654.2
Real estate joint ventures	—	—	5,675.4	—	5,675.4
Limited partnerships	—	—	—	140.7	140.7
Marketable securities:
Real estate-related	1,121.0	—	—	—	1,121.0
Government agency notes	—	3,276.1	—	—	3,276.1
United States Treasury securities	—	1,017.3	—	—	1,017.3
Loans receivable	—	—	298.8	—	298.8
Total Investments at September 30, 2017	$1,121.0	$4,293.4	$21,628.4	$140.7	$27,183.5
Mortgage loans payable	$—	$—	$(2,311.0)	$—	$(2,311.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2016
Real estate properties	$—	$—	$15,452.8	$—	$15,452.8
Real estate joint ventures	—	—	5,622.4	—	5,622.4
Limited partnerships	—	—	—	137.5	137.5
Marketable securities:
Real estate-related	1,081.5	—	—	—	1,081.5
Government agency notes	—	2,308.9	—	—	2,308.9
United States Treasury securities	—	1,744.9	—	—	1,744.9
Loans receivable	—	—	295.7	—	295.7
Total Investments at December 31, 2016	$1,081.5	$4,053.8	$21,370.9	$137.5	$26,643.7
Mortgage loans payable	$—	$—	$(2,332.1)	$—	$(2,332.1)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2017 and 2016 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2017
Beginning balance July 1, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)
Total realized and unrealized gains (losses) included in changes in net assets	65.8	17.6	1.4	84.8	(4.1)
Purchases(1)	317.1	13.1	0.1	330.3	(17.7)
Sales	(225.3)	—	—	(225.3)	—
Settlements(2)	—	(302.1)	—	(302.1)	0.9
Ending balance September 30, 2017	$15,654.2	$5,675.4	$298.8	$21,628.4	$(2,311.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains (losses) included in changes in net assets	133.2	80.4	1.4	215.0	(10.6)
Purchases(1)	408.9	275.6	1.7	686.2	(17.7)
Sales	(340.7)	—	—	(340.7)	—
Settlements(2)	—	(303.0)	—	(303.0)	49.4
Ending balance September 30, 2017	$15,654.2	$5,675.4	$298.8	$21,628.4	$(2,311.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2016
Beginning balance July 1, 2016	$15,131.3	$4,238.9	$100.6	$19,470.8	$(2,383.2)
Total realized and unrealized gains (losses) included in changes in net assets	53.3	23.9	0.1	77.3	(29.1)
Purchases(1)	82.1	1,043.4	69.0	1,194.5	—
Sales	(58.0)	—	—	(58.0)	—
Settlements(2)	—	(0.2)	—	(0.2)	34.2
Ending balance September 30, 2016	$15,208.7	$5,306.0	$169.7	$20,684.4	$(2,378.1)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains (losses) included in changes in net assets	268.7	157.4	0.1	426.2	(54.8)
Purchases(1)	486.7	1,082.1	69.0	1,637.8	(563.5)
Sales	(152.9)	—	—	(152.9)	—
Settlements(2)	—	(1.9)	—	(1.9)	34.6
Ending balance September 30, 2016	$15,208.7	$5,306.0	$169.7	$20,684.4	$(2,378.1)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and debt assumed as part of a real estate transaction.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2017 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.0% (6.5%) 4.3% - 7.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.8% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 8.0% (6.1%) 3.5% - 6.5% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 6.0% (4.3%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.4% (6.4%) 4.3% - 8.8% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 8.8% (4.6%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.0% - 70.0% (44.0%) 3.3% - 5.2% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	38.0% - 70.0% (44.0%) 1.2 - 1.6 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.1% - 65.6% (41.2%) 2.8% - 3.6% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.1% - 65.6% (41.2%) 1.1 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	18.0% - 56.2% (32.9%) 2.8% - 4.3% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	18.0% - 56.2% (32.9%) 1.1 - 1.4 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	60.1% - 74.5% (73.9%) 4.2% - 8.3% (6.2%)

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
During the nine months ended September 30, 2017 and 2016, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2017	$68.0	$17.9	$1.4	$87.3	$(4.1)
For the nine months ended September 30, 2017	$139.0	$80.7	$1.4	$221.1	$(10.6)
For the three months ended September 30, 2016	$53.9	$23.7	$0.1	$77.7	$(29.1)
For the nine months ended September 30, 2016	$270.1	$157.2	$0.1	$427.4	$(54.8)
As of September 30, 2017, two of the limited partnership investments were in dissolution. Colony Realty Partners LP began liquidation in May 2014, with final dissolution anticipated during 2017. Lion Gables Apartment Fund began liquidation in February 2015 and has sold all of the Fund’s assets. Final dissolution of the entity is anticipated during 2017.
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
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2017, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.7 billion and $5.6 billion at September 30, 2017 and December 31, 2016, respectively.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenue and Expenses
Revenues	$218.0	$190.5	$645.0	$509.4
Expenses	108.3	94.6	315.0	259.5
Excess of revenues over expenses	$109.7	$95.9	$330.0	$249.9

Note 6—Mortgage Loans Payable
At September 30, 2017, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2017	December 31, 2016
		(Unaudited)
The Legend at Kierland(4) (5)	4.97% paid monthly	$—	$21.8	August 1, 2017
The Tradition at Kierland(4) (5)	4.97% paid monthly	—	25.8	August 1, 2017
Mass Court(4)	2.88% paid monthly	92.6	92.6	September 1, 2019
Red Canyon at Palomino Park(4) (6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1) (4)	3.98% paid monthly	17.6	—	December 5, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1) (4)	4.25% paid monthly	79.1	80.0	January 10, 2022
The Forum at Carlsbad(1) (4)	4.25% paid monthly	89.2	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)	3.69% paid monthly	45.0	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4) (7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
Total Principal Outstanding		$2,284.8	$2,316.5
Fair Value Adjustment(3)		26.2	15.6
Total Mortgage Loans Payable		$2,311.0	$2,332.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

	For the Nine Months Ended September 30, 2017	Years Ended December 31,
		2016	2015	2014
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$12.737	$16.433	$15.538	$15.862
Real estate property level expenses and taxes	5.784	7.534	7.319	7.788
Real estate income, net	6.953	8.899	8.219	8.074
Other income	3.340	3.594	3.342	3.459
Total income	10.293	12.493	11.561	11.533
Expense charges(1)	2.476	3.290	3.092	2.880
Investment income, net	7.817	9.203	8.469	8.653
Net realized and unrealized gain on investments and mortgage loans payable	3.804	9.660	18.911	27.868
Net increase in Accumulation Unit Value	11.621	18.863	27.380	36.521
Accumulation Unit Value:
Beginning of period	381.636	362.773	335.393	298.872
End of period	$393.257	$381.636	$362.773	$335.393
Total return(3)	3.04%	5.20%	8.16%	12.22%
Ratios to Average net assets(2):
Expenses(1)	0.83%	0.86%	0.86%	0.89%
Investment income, net	2.63%	2.41%	2.37%	2.68%
Portfolio turnover rate(3):
Real estate properties(4)	1.6%	1.3%	5.7%	6.5%
Marketable securities(5)	5.2%	3.5%	10.0%	15.9%
Accumulation Units outstanding at end of period (in millions)	61.9	62.4	60.4	57.9
Net assets end of period (in millions)	$24,839.8	$24,304.7	$22,360.0	$19,829.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the nine months ended September 30, 2017 are annualized.

(3)	Percentages for the nine months ended September 30, 2017 are not annualized.

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

Note 8—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
	(Unaudited)
Outstanding:
Beginning of period	62.4	60.4
Credited for premiums	5.1	8.2
Annuity, other periodic payments, withdrawals and death benefits	(5.6)	(6.2)
End of period	61.9	62.4
Note 9—Commitments and Contingencies
Commitments—The Account had $32.0 million and $39.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of September 30, 2017 and December 31, 2016, respectively. The commitment at September 30, 2017 and December 31, 2016 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of September 30, 2017, $13.0 million of the commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60%-90% interest in the fund.
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
As of September 30, 2017, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

REAL ESTATE PROPERTIES—57.6% and 58.0%

Location/Description	Type	Fair Value at
		September 30, 2017		December 31, 2016
		(Unaudited)
Arizona:
Camelback Center	Office	$58.4		$56.4
Kierland Apartment Portfolio	Apartments	147.7		127.9	(1)
California:
55 Second Street	Office	353.1	(1)	335.0	(1)
88 Kearny Street	Office	177.6		172.3
200 Middlefield Road	Office	61.2		60.5
BLVD63	Apartments	162.0		157.0
Castro Station	Office	163.0		158.2
Centre Pointe and Valley View	Industrial	43.9		42.8
Cerritos Industrial Park	Industrial	140.0		126.3
Charleston Plaza	Retail	93.0		92.0
Great West Industrial Portfolio	Industrial	160.9		166.1
Holly Street Village	Apartments	148.0		146.0
Larkspur Courts	Apartments	141.4		140.5
Northern CA RA Industrial Portfolio	Industrial	87.0		76.7
Oakmont IE West Portfolio	Industrial	87.2		82.7
Oceano at Warner Center	Apartments	89.0		88.3
Ontario Industrial Portfolio	Industrial	397.4	(11)	438.0
Ontario Mills Industrial Portfolio	Industrial	55.9		52.0
Pacific Plaza	Office	115.2		115.0
Rancho Cucamonga Industrial Portfolio	Industrial	70.9	(11)	174.2
Regents Court	Apartments	95.4	(1)	89.9	(1)
Southern CA RA Industrial Portfolio	Industrial	136.2		135.0
Stella	Apartments	178.9		173.1
Stevenson Point	Industrial	49.9		49.3
The Forum at Carlsbad	Retail	220.0	(1)	221.5	(1)
The Legacy at Westwood	Apartments	143.0	(1)	142.1	(1)
Township Apartments	Apartments	89.8		89.6
West Lake North Business Park	Office	60.4		60.0
Westcreek	Apartments	51.1		48.2
Westwood Marketplace	Retail	131.8		125.0
Wilshire Rodeo Plaza	Office	326.7		320.7
Colorado:
Palomino Park	Apartments	327.9	(1)	314.1	(1)
South Denver Marketplace	Retail	72.7		73.0
Connecticut:
Wilton Woods Corporate Campus	Office	134.0		141.9
Florida:
701 Brickell Avenue	Office	362.6	(1)	380.7	(1)
Broward Industrial Portfolio	Industrial	54.1		—
Casa Palma	Apartments	95.0		97.0
Orion on Orpington	Apartments	42.1		—
Publix at Weston Commons	Retail	74.1		73.0
Seneca Industrial Park	Industrial	106.4		102.7
South Florida Apartment Portfolio	Apartments	105.0		104.1

Location/Description	Type	Fair Value at
		September 30, 2017		December 31, 2016
		(Unaudited)
The Manor Apartments	Apartments	52.8		53.6
The Manor at Flagler Village	Apartments	148.0		150.8
The Residences at the Village of Merrick Park	Apartments	75.0		74.1
Urban Centre	Office	138.8		121.4
Weston Business Center	Industrial	92.8		92.7
Georgia:
Atlanta Industrial Portfolio	Industrial	31.6	(6)	62.8
Shawnee Ridge Industrial Portfolio	Industrial	89.6		86.7
Illinois:
32 South State Street	Retail	47.7	(1)	46.5	(1)
803 Corday	Apartments	92.5		—
Chicago Caleast Industrial Portfolio	Industrial	80.3		81.8
Chicago Industrial Portfolio	Industrial	96.6		85.5
Maryland:
Landover Logistics Center	Industrial	43.1		39.8
The Shops at Wisconsin Place	Retail	91.0		92.8
Massachusetts:
99 High Street	Office	504.0		514.1
501 Boylston Street	Office	506.3	(1)	490.3	(1)
Fort Point Creative Exchange Portfolio	Office	217.9		223.0
Northeast RA Industrial Portfolio	Industrial	40.2		41.3
One Beeman Road	Industrial	33.7		—
Minnesota:
The Bridges	Apartments	62.1		—
The Knoll	Apartments	33.3	(1)	—
New Jersey:
200 Milik Street	Industrial	52.1		51.2
Marketfair	Retail	105.0		104.2
Amazon Distribution Center	Industrial	110.0		101.0
South River Road Industrial	Industrial	87.2		71.9
New York:
21 Penn Plaza	Office	266.3		275.2
250 North 10th Street	Apartments	166.0		162.0
425 Park Avenue	Ground Lease	454.0		450.0
430 West 15th Street	Office	140.5		116.1
780 Third Avenue	Office	429.0	(1)	425.0	(1)
837 Washington Street	Office	209.0		215.0
The Colorado	Apartments	256.0	(1)	258.1	(1)
The Corner	Apartments	253.1	(1)	250.0	(1)
Oregon:
The Cordelia	Apartments	49.0		50.0
Pennsylvania:
1619 Walnut Street	Retail	23.4		23.4
The Pepper Building	Apartments	—		52.9
South Carolina:
Greene Crossing	Apartments	65.8		65.8
Tennessee:
Southside at McEwen	Retail	48.2		48.8

Location/Description	Type	Fair Value at
		September 30, 2017		December 31, 2016
		(Unaudited)
Texas:
Beltway North Commerce Center	Industrial	19.2		19.5
Cliffs at Barton Creek	Apartments	45.7		45.8
Dallas Industrial Portfolio	Industrial	210.5		201.3
Houston Apartment Portfolio	Apartments	159.3		159.3
Lincoln Centre	Office	353.0		347.0
Northwest Houston Industrial Portfolio	Industrial	70.0		68.2
Park 10 Distribution	Industrial	10.3		11.3
Pinnacle Industrial Portfolio	Industrial	53.4		52.8
Pinto Business Park	Industrial	130.8		134.2
The Caruth	Apartments	82.7	(1)	84.3	(1)
The Maroneal	Apartments	54.5		52.1
Virginia:
8270 Greensboro Drive	Office	47.3		47.6
Ashford Meadows Apartments	Apartments	106.6	(1)	107.2	(1)
Plaza America	Retail	115.0		109.0
The Ellipse at Ballston	Office	84.4		79.8
The Palatine	Apartments	121.1	(1)	130.9	(1)
Washington:
Circa Green Lake	Apartments	94.4		92.5
Fourth and Madison	Office	527.0	(1)	521.0	(1)
Millennium Corporate Park	Office	182.1		190.1
Northwest RA Industrial Portfolio	Industrial	38.2		31.7
Pacific Corporate Park	Industrial	44.5		42.0
Prescott Wallingford Apartments	Apartments	62.0		58.8
Rainier Corporate Park	Industrial	114.7		104.0
Regal Logistics Campus	Industrial	97.8		83.1
Union - South Lake Union	Apartments	109.1		105.3
Washington DC:
1001 Pennsylvania Avenue	Office	810.0	(1)	810.0	(1)
1401 H Street, NW	Office	203.1	(1)	230.0	(1)
1900 K Street, NW	Office	330.2	(1)	335.0	(1)
Mass Court	Apartments	171.0	(1)	169.0	(1)
Mazza Gallerie	Retail	—		78.0
The Ashton	Apartments	38.5		39.2
The Louis at 14th	Apartments	175.0		183.2
The Woodley	Apartments	191.0		203.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,944.7 and $12,818.1)		$15,654.2		$15,452.8

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—21.4% and 21.6%
REAL ESTATE JOINT VENTURES—20.9% and 21.1%

Location/Description	Type	Fair Value at
		September 30, 2017		December 31, 2016
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$355.1	(2)	$567.8
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	133.8		128.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	139.4		137.5
TREA Campus Pointe 2, LLC Campus Pointe 2 (43.16% Account Interest)	Office	104.2		85.7
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	77.0		74.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	257.4		200.1	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	206.3		196.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	137.5	(2)	128.0	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	754.8	(2)	755.8	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	150.0		147.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	164.2	(2)	161.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	21.0		19.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	238.8		224.2
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	195.7		194.9
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	837.9	(2)	839.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	45.5	(2)	41.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.3	(2)	20.8	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	57.1	(2)	54.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	188.0	(2)	194.7	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	57.9		—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	137.1	(2)	154.4	(2)

Location/Description	Type	Fair Value at
		September 30, 2017		December 31, 2016
		(Unaudited)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	341.6	(2)	342.3	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	262.4		243.6
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	615.8	(2,3)	552.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	173.6	(2,3)	156.5	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,399.3 and $4,393.2)		$5,675.4		$5,622.4

LIMITED PARTNERSHIPS—0.5% and 0.5%
Clarion Gables Multi-Family Trust LP (8.407% Account Interest)		$124.9		$121.6
Colony Realty Partners LP (5.27% Account Interest)		—		3.1	(10)
Lion Gables Apartment Fund (18.46% Account Interest)		—		0.2	(5)
Taconic New York City GP Fund, LP (60% Account Interest)		11.0		4.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		4.8		7.8
TOTAL LIMITED PARTNERSHIPS (Cost $140.9 and $137.2)		$140.7		$137.5
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,540.2 and $4,530.4)		$5,816.1		$5,759.9

MARKETABLE SECURITIES—19.9% and 19.3%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.1% and 4.1%

Shares		Issuer	Fair Value at
			September 30, 2017		December 31, 2016
2017	2016
			(Unaudited)
82,202	84,437	Acadia Realty Trust	$2.3		$2.8
28,294	26,717	Agree Realty Corporation	1.4		1.2
2,132	2,132	Alexander's, Inc.	0.9		0.9
92,255	83,175	Alexandria Real Estate Equities, Inc.	11.0		9.2
48,980	—	Altisource Residential Corp.	0.5		—
40,188	41,010	American Assets Trust, Inc.	1.6		1.8
133,888	138,467	American Campus Communities, Inc.	5.9		6.9
—	6,347	American Farmland Company	—		0.1
239,344	233,916	American Homes 4 Rent	5.2		4.9
421,695	443,315	American Tower Corp.	57.6		46.8
155,985	163,592	Apartment Investment and Management Company	6.8		7.4
210,602	223,733	Apple Hospitality Inc.	4.0		4.5
47,395	38,282	Armada Hoffler Properties Inc.	0.7		0.6
27,462	27,631	Ashford Hospitality Prime Inc.	0.3		0.4
75,865	96,553	Ashford Hospitality Trust, Inc.	0.5		0.7
137,335	143,728	Avalonbay Communities, Inc.	24.5		25.5
24,509	21,354	Bluerock Residential Growth, Inc.	0.3		0.3
153,602	160,997	Boston Properties, Inc.	18.9		20.3
172,155	183,336	Brandywine Realty Trust	3.0		3.0
305,457	319,555	Brixmore Property Group Inc	5.7		7.8
90,816	91,727	Camden Property Trust	8.3		7.7
—	89,419	Care Capital Properties, Inc.	—		2.2
76,188	64,966	CareTrust REIT Inc.	1.5		1.0
39,488	43,788	Catchmark Timber Trust, Inc.	0.5		0.5
167,957	178,895	CBL & Associates Properties, Inc.	1.4	(9)	2.1
92,124	92,124	Cedar Shopping Centers, Inc.	0.5		0.6
39,759	39,759	Chatham Lodging Trust	0.8		0.8
58,946	63,363	Chesapeake Lodging Trust	1.6		1.6
15,330	—	Clipper Realty, Inc.	0.2	(9)	—
541,689	—	Colony Northstar, Inc.	6.8		—
—	50,961	Colony Starwood Homes	—		1.5
122,581	130,704	Columbia Property Trust Inc.	2.7		2.8
—	161,499	Communication Sales & Leasing, Inc.	—		4.1
17,855	13,231	Community Healthcare Trust, Inc.	0.5		0.3
117,713	117,878	CoreCivic, Inc.	3.2		2.9
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.4	(9)	0.4
33,863	35,452	CoreSite Realty Corporation	3.8		2.8
99,369	98,668	Corporate Office Properties Trust	3.3		3.1
414,681	358,876	Cousins Properties Incorporated	3.9		3.1
401,185	378,286	Crown Castle International Corporation	40.1		32.8
180,122	189,128	Cubesmart	4.7		5.1
86,428	80,245	CyrusOne Inc.	5.1		3.6
92,007	95,203	DCT Industrial Trust, Inc.	5.3		4.6
308,806	326,844	DDR Corp	2.8		5.0
198,919	211,566	DiamondRock Hospitality Company	2.2		2.4
203,672	166,911	Digital Realty Trust, Inc.	24.1		16.4

Shares		Issuer	Fair Value at
			September 30, 2017		December 31, 2016
2017	2016
			(Unaudited)
144,167	146,715	Douglas Emmett, Inc.	$5.7		$5.4
355,455	371,513	Duke Realty Corporation	10.2		9.9
—	79,039	DuPont Fabros Technology, Inc.	—		3.5
38,107	38,107	Easterly Government Properties, Inc.	0.8		0.8
32,984	34,448	EastGroup Properties, Inc.	2.9		2.5
73,142	76,609	Education Realty Trust, Inc.	2.6		3.2
125,679	128,313	Empire State Realty Trust	2.6		2.6
62,943	66,086	EPR Properties	4.4		4.7
77,532	74,499	Equinix Inc.	34.6		26.6
120,619	132,412	Equity Commonwealth	3.7		4.0
81,386	81,207	Equity Lifestyle Properties, Inc.	6.9		5.9
—	97,735	Equity One, Inc.	—		3.0
355,638	378,516	Equity Residential	23.4		24.4
39,142	39,142	Escrow Winthrop Realty Trust	0.3		0.3
65,165	68,928	Essex Property Trust, Inc.	16.6		16.0
121,584	123,598	Extra Space Storage, Inc.	9.7		9.5
33,146	20,247	Farmland Partners, Inc.	0.3	(9)	0.2	(9)
72,018	75,390	Federal Realty Investment Trust	8.9		10.7
—	146,636	FelCor Lodging Trust Incorporated	—		1.2
117,988	122,078	First Industrial Realty Trust, Inc.	3.6		3.4
62,454	62,454	First Potomac Realty Trust	0.7		0.7
242,943	247,510	Forest City Realty Trust A	6.2		5.2
62,347	62,347	Four Corners Property Trust	1.6		1.3
105,457	105,457	Franklin Street Properties Corp.	1.1		1.4
200,306	215,403	Gaming and Leisure Properties, Inc.	7.4		6.6
616,628	528,439	General Growth Properties, Inc.	12.8		13.2
121,553	75,332	GEO Group, Inc./The	3.3		2.7
32,335	27,304	Getty Realty Corp.	0.9		0.7
27,842	24,752	Gladstone Commercial Corporation	0.6		0.5
7,822	—	Gladstone Land Corporation	0.1		—
14,323	14,323	Global Medical REIT, Inc.	0.1	(9)	0.1	(9)
66,375	169,785	Global Net Lease, Inc.	1.5		1.3
93,766	74,542	Government Properties Income Trust	1.8		1.4
150,155	439,336	Gramercy Property Trust Inc.	4.5		4.0
468,228	488,199	HCP, Inc.	13.0		14.5
121,482	121,172	Healthcare Realty Trust Inc.	3.9		3.7
197,648	148,194	Healthcare Trust of America	5.9		4.3
38,921	38,921	Hersha Hospitality Trust	0.7		0.8
100,544	105,127	Highwoods Properties, Inc.	5.2		5.4
162,463	172,557	Hospitality Properties Trust	4.6		5.5
730,412	784,264	Host Hotels & Resorts, Inc.	13.5		14.8
156,033	130,545	Hudson Pacific Properties, Inc.	5.2		4.5
70,772	64,154	Independence Realty Trust, Inc.	0.7		0.6
130,841	130,841	Investors Real Estate Trust	0.8		0.9
87,831	—	Invitation Homes	2.0		—
262,389	251,283	Iron Mountain Inc.	10.2		8.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	119.8		115.4	(9)
86,089	—	JBG Smith Properties	2.9		—
96,468	96,739	Kilroy Realty Corporation	6.9		7.1

Shares		Issuer	Fair Value at
			September 30, 2017		December 31, 2016
2017	2016
			(Unaudited)
413,143	446,152	Kimco Realty Corporation	$8.1		$11.2
82,157	86,474	Kite Realty Group Trust	1.7		2.0
82,861	86,839	Lamar Advertising Corporation	5.7		5.8
113,248	118,625	LaSalle Hotel Properties	3.3		3.6
233,615	246,697	Lexington Realty Trust	2.4		2.7
147,200	154,875	Liberty Property Trust	6.0		6.1
45,893	48,870	Life Storage, Inc.	3.8		4.2
39,429	41,261	LTC Properties, Inc.	1.9		1.9
91,244	93,046	Mack-Cali Realty Corporation	2.2		2.7
29,800	23,475	Medequities Realty Trust, Inc.	0.4		0.3
362,242	337,220	Medical Properties Trust, Inc.	4.8		4.1
113,412	118,873	Mid-America Apartment Communities, Inc.	12.1		11.6
71,720	69,038	Monmouth Real Estate Investment Corporation	1.2		1.1
—	175,519	Monogram Residential Trust Inc.	—		1.9
39,678	38,542	National Health Investors, Inc.	3.1		2.9
148,742	154,142	National Retail Properties, Inc.	6.2		6.8
44,249	44,249	National Storage Affiliates Trust	1.1		1.0
83,324	83,324	New Senior Investment Group	0.8		0.8
—	175,401	New York REIT	—		1.8
17,140	17,140	Nexpoint Residential Trust, Inc.	0.4		0.4
54,554	59,329	NorthStar Realty Europe Corp.	0.7		0.7
—	189,799	NorthStar Realty Finance Corp.	—		2.9
194,823	181,435	Omega Healthcare Investors, Inc.	6.2	(9)	5.7
16,324	16,324	One Liberty Properties, Inc.	0.4		0.4
138,381	144,614	Outfront Media Inc.	3.5		3.6
198,430	157,741	Paramount Group Inc.	3.2		2.5
144,718	—	Park Hotels & Resorts, Inc.	4.0		—
42,820	45,533	Parkway Properties, Inc.	1.0		1.0
68,431	75,815	Pebblebrook Hotel Trust	2.5	(9)	2.3
69,866	69,866	Pennsylvania Real Estate Investment Trust	0.7	(9)	1.3
178,281	141,267	Physicians Realty Trust	3.2		2.7
144,783	153,053	Piedmont Office Realty Trust, Inc.	2.9		3.2
40,092	39,487	Potlatch Corporation	2.0		1.6
30,894	25,352	Preferred Apartment Communities, Inc.	0.6		0.4
526,083	549,455	ProLogis	33.4		29.0
19,639	20,916	PS Business Parks, Inc.	2.6		2.4
147,591	152,197	Public Storage, Inc.	31.6		34.0
47,384	47,125	QTS Realty Trust, Inc.	2.5		2.3
96,479	98,883	Quality Care Properties	1.5		1.5
78,232	82,342	Ramco-Gershenson Properties Trust	1.0		1.4
127,625	129,796	Rayonier, Inc.	3.7		3.4
272,317	270,184	Realty Income Corporation	15.6		15.5
149,168	109,616	Regency Centers Corporation	9.3		7.6
107,617	113,887	Retail Opportunity Investment	2.0		2.4
230,343	247,302	Retail Properties of America	3.0		3.8
70,011	67,197	Rexford Industrial Realty Inc.	2.0		1.6
169,181	131,026	RLJ Lodging Trust	3.7		3.2
44,005	50,994	Ryman Hospitality Properties	2.7		3.2
173,736	68,440	Sabra Health Care REIT Inc.	3.8		1.7

Shares		Issuer	Fair Value at
			September 30, 2017	December 31, 2016
2017	2016
			(Unaudited)
11,006	—	Safety Income and Growth, Inc.	$0.2	$—
11,082	14,267	Saul Centers, Inc.	0.7	0.9
119,786	—	SBA Communications Corporation	17.3	—
63,334	71,466	Select Income Real Estate Investment Trust	1.5	1.8
235,142	248,749	Senior Housing Properties Trust	4.6	4.7
—	36,820	Silver Bay Realty Trust Corp.	—	0.6
310,266	329,687	Simon Property Group, Inc.	50.0	58.6
96,162	106,453	SL Green Realty Corp.	9.7	11.4
483,394	483,032	Spirit Realty Capital Inc.	4.1	5.2
91,969	78,649	Stag Industrial, Inc.	2.5	1.9
126,762	—	Starwood Waypoint Homes	4.6	—
170,571	162,012	STORE Capital Corporation	4.2	4.0
101,582	88,627	Summit Hotel Properties, Inc.	1.6	1.4
75,320	68,173	Sun Communities, Inc.	6.5	5.2
223,998	227,526	Sunstone Hotel Investors, Inc.	3.6	3.5
93,587	100,862	Tanger Factory Outlet Centers, Inc.	2.3	3.6
59,024	63,335	Taubman Centers, Inc.	2.9	4.7
50,869	48,484	Terreno Realty Corporation	1.8	1.4
136,929	150,999	The Macerich Company	7.5	10.7
50,411	50,411	Tier Inc.	1.0	0.9
265,245	280,233	UDR, Inc.	10.1	10.2
30,879	27,329	UMH Properties, Inc.	0.5	0.4
165,032	—	UNITI Group, Inc.	2.4	—
13,049	14,676	Universal Health Realty Income Trust	1.0	1.0
97,222	93,500	Urban Edge Properties	2.3	2.6
31,959	31,959	Urstadt Biddle Properties, Inc.	0.7	0.8
353,728	371,296	Ventas, Inc.	23.0	23.2
975,362	1,012,629	VEREIT, Inc.	8.1	8.6
172,179	177,780	Vornado Realty Trust	13.2	18.6
185,508	193,859	Washington Prime Group, Inc.	1.5	2.0
76,866	78,200	Washington Real Estate Investment Trust	2.5	2.6
119,216	120,820	Weingarten Realty Investors	3.8	4.3
365,663	380,425	Welltower Inc.	25.7	25.5
744,863	783,938	Weyerhaeuser Company	25.3	23.6
38,883	32,110	Whitestone Real Estate Investment Trust B	0.5	0.5
105,577	95,234	WP Carey Inc.	7.1	5.6
107,316	113,720	Xenia Hotels & Resorts Inc.	2.3	2.2
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $889.5 and $883.9)			$1,121.0	$1,081.5

OTHER MARKETABLE SECURITIES—15.8% and 15.2%
GOVERNMENT AGENCY NOTES—12.1% and 8.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$22.0	Fannie Mae Discount Notes	0.416%	2/1/2017	$—	$22.0
—	42.0	Fannie Mae Discount Notes	0.366% - 0.482%	3/1/2017	—	42.0
—	10.0	Fannie Mae Discount Notes	0.427%	3/3/2017	—	10.0
—	20.0	Fannie Mae Discount Notes	0.427%	3/6/2017	—	20.0
—	20.0	Fannie Mae Discount Notes	0.406%	3/13/2017	—	20.0
—	30.3	Fannie Mae Discount Notes	0.406%	3/27/2017	—	30.3
—	25.0	Fannie Mae Discount Notes	0.406%	3/28/2017	—	25.0
—	30.0	Fannie Mae Discount Notes	0.518%	4/18/2017	—	29.9
—	24.0	Fannie Mae Discount Notes	0.483% - 0.579%	4/19/2017	—	24.0
—	31.5	Fannie Mae Discount Notes	0.447% - 0.539%	5/1/2017	—	31.5
—	49.9	Fannie Mae Discount Notes	0.518%	5/2/2017	—	49.9
—	39.9	Fannie Mae Discount Notes	0.539%	5/5/2017	—	39.9
34.9	—	Fannie Mae Discount Notes	0.987%	10/2/2017	34.9	—
47.1	—	Fannie Mae Discount Notes	1.017% - 1.038%	10/11/2017	47.1	—
35.1	—	Fannie Mae Discount Notes	1.027%	10/12/2017	35.1	—
33.6	—	Fannie Mae Discount Notes	1.017%	10/13/2017	33.6	—
37.1	—	Fannie Mae Discount Notes	1.017% - 1.037%	10/19/2017	37.1	—
15.1	—	Fannie Mae Discount Notes	1.038%	10/23/2017	15.1	—
20.0	—	Fannie Mae Discount Notes	1.038%	10/25/2017	20.0	—
40.0	—	Fannie Mae Discount Notes	1.038%	10/27/2017	40.0	—
35.0	—	Fannie Mae Discount Notes	0.996%	10/30/2017	35.0	—
75.1	—	Fannie Mae Discount Notes	0.996% - 1.006%	11/1/2017	75.0	—
10.0	—	Fannie Mae Discount Notes	0.985%	11/3/2017	10.0	—
24.6	—	Fannie Mae Discount Notes	1.048%	11/6/2017	24.5	—
5.0	—	Fannie Mae Discount Notes	1.048%	11/9/2017	5.0	—
75.0	—	Fannie Mae Discount Notes	1.058%	11/20/2017	74.9	—
75.0	—	Fannie Mae Discount Notes	1.058%	11/21/2017	74.9	—
30.0	—	Fannie Mae Discount Notes	1.058%	11/22/2017	30.0	—
20.0	—	Fannie Mae Discount Notes	1.007%	11/24/2017	20.0	—
25.0	—	Fannie Mae Discount Notes	1.042%	12/20/2017	24.9	—
40.0	—	Fannie Mae Discount Notes	1.063%	1/11/2018	40.0	—
30.0	—	Fannie Mae Discount Notes	1.038%	1/22/2018	29.9	—
46.2	—	Fannie Mae Discount Notes	1.038%	1/23/2018	46.0	—
35.1	—	Fannie Mae Discount Notes	1.038%	1/24/2018	35.0	—
—	19.9	Farmer Mac Discount Notes	0.682%	6/1/2017	—	19.9
—	15.5	Federal Farm Credit Bank Discount Notes	0.376% - 0.381%	2/22/2017	—	15.5
—	34.7	Federal Home Loan Bank Discount Notes	0.304% - 0.355%	1/3/2017	—	34.7
—	40.0	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	—	40.0
—	29.2	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	—	29.2
—	7.1	Federal Home Loan Bank Discount Notes	0.299% - 0.345%	1/9/2017	—	7.1
—	25.0	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.304% - 0.396%	1/11/2017	—	50.0
—	33.0	Federal Home Loan Bank Discount Notes	0.365% - 0.396%	1/12/2017	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	—	36.0
—	42.1	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	—	42.1

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$20.0	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	$—	$20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.335%	1/23/2017	—	50.0
—	47.0	Federal Home Loan Bank Discount Notes	0.345%	1/24/2017	—	47.0
—	34.8	Federal Home Loan Bank Discount Notes	0.304% - 0.360%	1/25/2017	—	34.8
—	45.0	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	—	45.0
—	25.0	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	—	25.0
—	34.7	Federal Home Loan Bank Discount Notes	0.467% - 0.497%	2/1/2017	—	34.7
—	42.0	Federal Home Loan Bank Discount Notes	0.406%	2/3/2017	—	42.0
—	15.0	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	—	15.0
—	10.2	Federal Home Loan Bank Discount Notes	0.376%	2/10/2017	—	10.2
—	50.0	Federal Home Loan Bank Discount Notes	0.386% - 0.487%	2/17/2017	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.365%	2/21/2017	—	30.0
—	30.0	Federal Home Loan Bank Discount Notes	0.437%	2/22/2017	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.396%	2/24/2017	—	50.0
—	20.0	Federal Home Loan Bank Discount Notes	0.533%	2/27/2017	—	20.0
—	10.1	Federal Home Loan Bank Discount Notes	0.518%	3/3/2017	—	10.1
—	15.0	Federal Home Loan Bank Discount Notes	0.523%	3/6/2017	—	15.0
—	30.0	Federal Home Loan Bank Discount Notes	0.538%	3/8/2017	—	30.0
—	45.8	Federal Home Loan Bank Discount Notes	0.447% - 0.574%	3/10/2017	—	45.8
—	20.0	Federal Home Loan Bank Discount Notes	0.543%	3/14/2017	—	20.0
—	40.5	Federal Home Loan Bank Discount Notes	0.528% - 0.579%	3/17/2017	—	40.5
—	49.9	Federal Home Loan Bank Discount Notes	0.538%	3/20/2017	—	49.9
—	36.1	Federal Home Loan Bank Discount Notes	0.533%	3/22/2017	—	36.1
—	28.0	Federal Home Loan Bank Discount Notes	0.427% - 0.518%	3/23/2017	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.528%	3/24/2017	—	40.0
—	25.0	Federal Home Loan Bank Discount Notes	0.548%	3/28/2017	—	25.0
—	31.0	Federal Home Loan Bank Discount Notes	0.558%	3/29/2017	—	31.0
—	6.4	Federal Home Loan Bank Discount Notes	0.477%	3/31/2017	—	6.4
—	49.9	Federal Home Loan Bank Discount Notes	0.559%	4/17/2017	—	49.9
—	26.0	Federal Home Loan Bank Discount Notes	0.548% - 0.605%	4/19/2017	—	26.0
—	20.1	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	—	20.1
—	25.0	Federal Home Loan Bank Discount Notes	0.538% - 0.600%	5/5/2017	—	25.0
—	37.2	Federal Home Loan Bank Discount Notes	0.558% - 0.641%	5/12/2017	—	37.2
27.1	—	Federal Home Loan Bank Discount Notes	1.015%	10/5/2017	27.1	—
30.8	—	Federal Home Loan Bank Discount Notes	0.968%	10/6/2017	30.8	—
40.1	—	Federal Home Loan Bank Discount Notes	1.020% - 1.053%	10/10/2017	40.1	—
4.0	—	Federal Home Loan Bank Discount Notes	1.049%	10/13/2017	4.0	—
88.3	—	Federal Home Loan Bank Discount Notes	1.020% - 1.025%	10/16/2017	88.3	—
44.2	—	Federal Home Loan Bank Discount Notes	1.063%	10/18/2017	44.1	—
39.6	—	Federal Home Loan Bank Discount Notes	1.008% - 1.039%	10/20/2017	39.6	—
30.1	—	Federal Home Loan Bank Discount Notes	1.031% - 1.049%	10/23/2017	30.0	—
42.2	—	Federal Home Loan Bank Discount Notes	1.013%	10/24/2017	42.1	—
23.2	—	Federal Home Loan Bank Discount Notes	1.036% - 1.048%	10/25/2017	23.2	—
10.2	—	Federal Home Loan Bank Discount Notes	1.041%	10/27/2017	10.1	—
37.1	—	Federal Home Loan Bank Discount Notes	1.048%	10/30/2017	37.1	—
34.5	—	Federal Home Loan Bank Discount Notes	1.019% - 1.041%	11/1/2017	34.4	—
43.2	—	Federal Home Loan Bank Discount Notes	1.048%	11/2/2017	43.1	—
50.0	—	Federal Home Loan Bank Discount Notes	1.024% - 1.031%	11/3/2017	50.0	—

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$58.2	$—	Federal Home Loan Bank Discount Notes	1.031% - 1.048%	11/7/2017	$58.1	$—
50.0	—	Federal Home Loan Bank Discount Notes	1.031% - 1.069%	11/8/2017	49.9	—
61.0	—	Federal Home Loan Bank Discount Notes	1.030% - 1.068%	11/9/2017	60.9	—
33.6	—	Federal Home Loan Bank Discount Notes	1.079%	11/10/2017	33.6	—
42.3	—	Federal Home Loan Bank Discount Notes	1.032% - 1.079%	11/13/2017	42.3	—
51.9	—	Federal Home Loan Bank Discount Notes	1.068% - 1.079%	11/14/2017	51.9	—
43.4	—	Federal Home Loan Bank Discount Notes	1.068% - 1.109%	11/15/2017	43.4	—
40.0	—	Federal Home Loan Bank Discount Notes	1.068%	11/16/2017	40.0	—
66.4	—	Federal Home Loan Bank Discount Notes	1.068% - 1.069%	11/17/2017	66.3	—
15.2	—	Federal Home Loan Bank Discount Notes	1.069%	11/27/2017	15.2	—
40.0	—	Federal Home Loan Bank Discount Notes	1.110%	11/28/2017	39.9	—
30.0	—	Federal Home Loan Bank Discount Notes	1.068%	11/29/2017	30.0	—
36.9	—	Federal Home Loan Bank Discount Notes	1.047% - 1.069%	12/1/2017	36.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.110%	12/5/2017	39.9	—
20.3	—	Federal Home Loan Bank Discount Notes	1.110%	12/6/2017	20.2	—
40.0	—	Federal Home Loan Bank Discount Notes	1.100%	12/8/2017	39.9	—
20.0	—	Federal Home Loan Bank Discount Notes	1.068%	12/11/2017	20.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.079%	12/12/2017	39.9	—
44.3	—	Federal Home Loan Bank Discount Notes	1.067% - 1.074%	12/15/2017	44.2	—
15.2	—	Federal Home Loan Bank Discount Notes	1.079%	12/18/2017	15.1	—
25.1	—	Federal Home Loan Bank Discount Notes	1.079%	12/19/2017	25.0	—
28.5	—	Federal Home Loan Bank Discount Notes	1.058% - 1.074%	12/20/2017	28.4	—
30.0	—	Federal Home Loan Bank Discount Notes	1.074%	12/22/2017	29.9	—
30.0	—	Federal Home Loan Bank Discount Notes	1.069%	12/26/2017	29.9	—
30.0	—	Federal Home Loan Bank Discount Notes	1.069%	12/27/2017	29.9	—
25.0	—	Federal Home Loan Bank Discount Notes	1.069%	12/29/2017	24.9	—
20.2	—	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	20.1	—
40.0	—	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	39.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	39.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	39.9	—
33.0	—	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	32.9	—
20.0	—	Federal Home Loan Bank Discount Notes	1.068%	1/10/2018	19.9	—
10.0	—	Federal Home Loan Bank Discount Notes	1.089%	1/12/2018	10.0	—
38.1	—	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	38.0	—
30.0	—	Federal Home Loan Bank Discount Notes	1.094%	1/17/2018	29.9	—
30.2	—	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	30.1	—
38.0	—	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	37.8	—
36.1	—	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	36.0	—
19.2	—	Federal Home Loan Bank Discount Notes	1.069%	1/29/2018	19.1	—
37.1	—	Federal Home Loan Bank Discount Notes	1.069%	2/9/2018	37.0	—
2.2	—	Federal Home Loan Bank Discount Notes	1.161%	3/2/2018	2.1	—
—	16.1	Freddie Mac Discount Notes	0.345%	1/9/2017	—	16.1
—	25.0	Freddie Mac Discount Notes	0.335%	1/10/2017	—	25.0
—	30.0	Freddie Mac Discount Notes	0.391%	1/20/2017	—	30.0
—	13.1	Freddie Mac Discount Notes	0.426%	1/30/2017	—	13.1
—	40.0	Freddie Mac Discount Notes	0.447%	2/6/2017	—	40.0
—	36.9	Freddie Mac Discount Notes	0.436% - 0.457%	2/7/2017	—	36.9
—	44.2	Freddie Mac Discount Notes	0.360%	2/8/2017	—	44.2

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$25.0	Freddie Mac Discount Notes	0.360%	2/10/2017	$—	$25.0
—	40.0	Freddie Mac Discount Notes	0.365%	2/13/2017	—	40.0
—	30.0	Freddie Mac Discount Notes	0.376%	2/14/2017	—	30.0
—	20.0	Freddie Mac Discount Notes	0.467%	2/21/2017	—	20.0
—	27.0	Freddie Mac Discount Notes	0.386%	2/27/2017	—	27.0
—	15.0	Freddie Mac Discount Notes	0.401%	3/3/2017	—	15.0
—	35.2	Freddie Mac Discount Notes	0.406%	3/7/2017	—	35.2
—	14.0	Freddie Mac Discount Notes	0.411%	3/14/2017	—	14.0
—	50.0	Freddie Mac Discount Notes	0.427%	3/21/2017	—	49.9
—	18.0	Freddie Mac Discount Notes	0.600%	4/21/2017	—	18.0
—	39.9	Freddie Mac Discount Notes	0.457%	5/3/2017	—	39.9
—	22.9	Freddie Mac Discount Notes	0.483%	5/4/2017	—	22.9
45.2	—	Freddie Mac Discount Notes	0.997%	10/3/2017	45.2	—
42.2	—	Freddie Mac Discount Notes	0.997%	10/4/2017	42.2	—
40.0	—	Freddie Mac Discount Notes	1.013%	10/16/2017	40.0	—
37.1	—	Freddie Mac Discount Notes	1.013%	10/17/2017	37.1	—
10.5	—	Freddie Mac Discount Notes	1.005%	10/20/2017	10.5	—
42.5	—	Freddie Mac Discount Notes	1.001% - 1.028%	10/26/2017	42.5	—
15.0	—	Freddie Mac Discount Notes	1.079%	11/6/2017	15.0	—
15.0	—	Freddie Mac Discount Notes	1.006%	11/10/2017	15.0	—
30.0	—	Freddie Mac Discount Notes	1.027%	11/27/2017	30.0	—
12.5	—	Freddie Mac Discount Notes	1.036%	12/1/2017	12.5	—
51.1	—	Freddie Mac Discount Notes	1.027% - 1.074%	12/4/2017	51.0	—
15.0	—	Freddie Mac Discount Notes	1.043%	12/6/2017	15.0	—
20.4	—	Freddie Mac Discount Notes	1.064%	12/11/2017	20.4	—
40.0	—	Freddie Mac Discount Notes	1.064%	12/13/2017	39.9	—
40.0	—	Freddie Mac Discount Notes	1.063%	12/14/2017	39.9	—
25.0	—	Freddie Mac Discount Notes	1.101%	2/2/2018	24.9	—
30.0	—	Freddie Mac Discount Notes	1.101%	2/5/2018	29.9	—
25.0	—	Freddie Mac Discount Notes	1.090%	2/6/2018	24.9	—
20.1	—	Freddie Mac Discount Notes	1.100%	2/7/2018	20.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $3,276.0 and $2,309.0)					$3,276.1	$2,308.9

UNITED STATES TREASURY SECURITIES—3.7% and 6.5%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$—	$35.9	United States Treasury Bills	0.345% - 0.369%	1/5/2017	$—	$35.9
—	47.9	United States Treasury Bills	0.423% - 0.428%	1/19/2017	—	48.0
—	36.1	United States Treasury Bills	0.371% - 0.401%	1/26/2017	—	36.1
—	60.1	United States Treasury Bills	0.363% - 0.423%	2/2/2017	—	60.1
—	75.0	United States Treasury Bills	0.315% - 0.426%	2/9/2017	—	75.0
—	48.0	United States Treasury Bills	0.325% - 0.437%	2/16/2017	—	48.0
—	48.0	United States Treasury Bills	0.448% - 0.473%	2/23/2017	—	48.0
—	36.0	United States Treasury Bills	0.368% - 0.477%	3/2/2017	—	36.0
—	48.7	United States Treasury Bills	0.386% - 0.518%	3/9/2017	—	48.7
—	59.9	United States Treasury Bills	0.406% - 0.481%	3/16/2017	—	60.0
—	129.0	United States Treasury Bills	0.380% - 0.533%	3/23/2017	—	129.0
—	25.9	United States Treasury Bills	0.396% - 0.518%	3/30/2017	—	25.9
—	58.9	United States Treasury Bills	0.411% - 0.509%	4/6/2017	—	58.9
—	130.8	United States Treasury Bills	0.518% - 0.529%	4/13/2017	—	130.8
—	49.9	United States Treasury Bills	0.514% - 0.559%	4/20/2017	—	49.9
—	48.2	United States Treasury Bills	0.554% - 0.781%	4/27/2017	—	48.2
—	49.9	United States Treasury Bills	0.514%	5/4/2017	—	49.9
—	42.0	United States Treasury Bills	0.601% - 0.623%	5/11/2017	—	42.0
—	30.1	United States Treasury Bills	0.584% - 0.620%	5/18/2017	—	30.1
—	32.0	United States Treasury Bills	0.587%	6/8/2017	—	32.0
—	74.8	United States Treasury Bills	0.541% - 0.654%	7/20/2017	—	74.7
—	86.7	United States Treasury Bills	0.574% - 0.591%	8/17/2017	—	86.6
—	34.8	United States Treasury Bills	0.696% - 0.934%	9/14/2017	—	34.8
30.0	—	United States Treasury Bills	0.943%	10/5/2017	30.0	—
0.8	—	United States Treasury Bills	0.956%	10/12/2017	0.8	—
20.0	—	United States Treasury Bills	1.017%	11/24/2017	20.0	—
50.0	—	United States Treasury Bills	0.998%	11/30/2017	49.9	—
49.0	—	United States Treasury Bills	0.768%	12/7/2017	48.9	—
50.0	—	United States Treasury Bills	1.090%	12/21/2017	49.9	—
97.0	—	United States Treasury Bills	1.099% - 1.100%	12/28/2017	96.7	—
50.0	—	United States Treasury Bills	1.084%	1/4/2018	49.9	—
40.0	—	United States Treasury Bills	1.114%	1/18/2018	39.9	—
71.0	—	United States Treasury Bills	1.132%	1/25/2018	70.8	—
36.0	—	United States Treasury Bills	1.106%	2/1/2018	35.9	—
93.0	—	United States Treasury Bills	1.075% - 1.077%	2/8/2018	92.6	—
98.0	—	United States Treasury Bills	1.106% - 1.122%	2/22/2018	97.6	—
81.0	—	United States Treasury Bills	1.060% - 1.117%	3/1/2018	80.6	—
—	69.9	United States Treasury Notes	0.431% - 0.451%	1/31/2017	—	69.9
—	46.9	United States Treasury Notes	0.441% - 0.471%	2/15/2017	—	47.0
—	49.7	United States Treasury Notes	0.502%	2/28/2017	—	49.7
—	50.0	United States Treasury Notes	0.542%	3/15/2017	—	50.0
—	50.0	United States Treasury Notes	0.515%	3/31/2017	—	50.0
—	69.6	United States Treasury Notes	0.550% - 0.621%	5/31/2017	—	69.6
—	40.1	United States Treasury Notes	0.580%	6/15/2017	—	40.1
—	50.0	United States Treasury Notes	0.586%	6/30/2017	—	50.0
—	30.0	United States Treasury Notes	0.668% - 0.710%	7/31/2017	—	30.0
50.0	—	United States Treasury Notes	0.768%	10/31/2017	50.0	—

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2017	December 31, 2016
2017	2016
					(Unaudited)
$21.1	$—	United States Treasury Notes	0.812% - 0.935%	11/30/2017	$21.0	$—
5.0	—	United States Treasury Notes	0.997%	12/15/2017	5.0	—
50.0	—	United States Treasury Notes	1.148% - 1.180%	1/31/2018	49.9	—
40.0	—	United States Treasury Notes	1.175% - 1.184%	2/15/2018	40.0	—
48.0	—	United States Treasury Notes	1.200%	2/28/2018	47.9	—
40.0	—	United States Treasury Notes	1.179%	3/15/2018	40.0	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,017.3 and $1,745.0)					$1,017.3	$1,744.9
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,293.3 and $4,054.0)					$4,293.4	$4,053.8
TOTAL MARKETABLE SECURITIES (Cost $5,182.8 and $4,937.9)					$5,414.4	$5,135.3

LOANS RECEIVABLE—1.1% and 1.1%					Fair Value at
		Borrower	Interest Rate(7)	Maturity Date	September 30, 2017	December 31, 2016
					(Unaudited)
		DJM Capital Partners(8)	4.200%	7/1/2018	$34.0	$32.3
		Simply Self Storage Portfolio	8.250%	9/6/2021	37.6	37.6
		State Street Financial Center Junior Mezz	6.500%	11/10/2021	125.2	125.2
		Charles River Plaza North	6.080%	4/6/2029	102.0	100.6
TOTAL LOANS RECEIVABLE (Cost $296.5 and $294.8)					$298.8	$295.7
TOTAL INVESTMENTS (Cost $22,964.2 and $22,581.2)					$27,183.5	$26,643.7

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The assets held in this investment were liquidated on February 18, 2015.

(6)	A partial disposition of assets held by the portfolio was completed on February 1, 2017.

(7)	Represents fixed interest rate.

(8)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest-only rate.

(9)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $5.5 million as of September 30, 2017.

(10)	The assets held in this investment were in liquidation as of May 2014, with final dissolution in 2017.

(11)	A partial disposition of assets held by the portfolio was completed on August 17, 2017.

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2017 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2017, REIT securities comprised approximately 4.5% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of September 30, 2017, the Account did not hold any foreign real estate investments.

THIRD QUARTER 2017 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
Key U.S. economic indicators and their near-term outlook are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) increased at a 3.0% annual rate during third quarter as compared to 3.1% during the second quarter. Inventory accumulation, trade, and consumer spending contributed to growth, although the pace of spending moderated. Several major hurricanes made landfall in the U.S. during the quarter, causing significant damage. The overall impact on third quarter GDP was not quantified, but the hurricanes likely caused some disruption to economic production in several states. The storms ended an 83 month streak of job gains when employment fell by 33,000 jobs in September, most of which was concentrated in the leisure and hospitality sector. As a result, the Bureau of Labor Statistics reported that the pace of job growth moderated during the third quarter when 274,000 jobs were added as compared to 562,000 during second quarter. The unemployment rate decreased to end the third quarter at 4.2%.
Economic Indicators*

	2016	1Q 2017	2Q 2017	3Q 2017	Forecast
					2017	2018
Economy(1)
Gross Domestic Product ("GDP")	1.5%	1.2%	3.1%	3.0%	2.2%	2.4%
Employment Growth (Thousands)	2,240	498	562	274	2,100	1,800
Unemployment Rate	4.9%	4.5%	4.4%	4.2%	4.4%	4.1%
Interest Rates(2)
10 Year Treasury	1.8%	2.4%	2.3%	2.2%	2.3%	2.8%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
The Federal Open Market Committee (“FOMC”) voted in September to maintain the target range for the federal funds rate at 1.0% to 1.25% “in view of realized and expected labor market conditions and inflation”, as indicated in the September meeting minutes. The committee expects that economic conditions will continue to evolve in a manner that will warrant gradual rate increases. The FOMC is widely expected to raise the federal funds rate target range by 25 basis points at the December meeting.
Despite damage endured by recent hurricanes and related distortions in September’s economic data, the U.S. economy has demonstrated consistent momentum and GDP is expected to increase at above-trend rates through next year. Blue Chip economists expect GDP to increase at a 2.2% rate for all of 2017 and at a 2.4% rate in 2018. The loss of jobs in September was largely associated with business disruptions from recent hurricanes; and employment growth is expected to resume in the coming months. GDP and employment growth of this magnitude is supportive of ongoing improvement in commercial real estate market conditions.

Real Estate Market Conditions and Outlook
Commercial real estate conditions remained relatively steady during the third quarter of 2017. Tenant demand was generally strong enough to support modest vacancy rate improvements in the office and industrial sectors while apartment and retail market conditions softened. Transaction activity continued to weaken compared to 2016 levels. Real Capital Analytics (“RCA”) reported that sales of office, industrial, retail, and multi-family properties totaled $102.2 billion during third quarter 2017, a 5.1% decline from third quarter 2016. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 1.0% during the third quarter on a year-over-year basis. During 2017, property pricing has been essentially flat as modest increases in cap rates have largely offset income growth.
For the quarter ending September 30, 2017, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees was 1.68%. The NFI-ODCE is a leveraged fund-level return index which includes property investments at ownership share, cash balances, and other investments. The Account's real estate assets generated a 1.51% total return during the third quarter of 2017. Total returns were positive for the 30th consecutive quarter, but at this stage in the cycle, income is the primary driver of returns.

Occupancy in the Account’s properties averaged 91.1% leased during the third quarter of 2017 as compared with 91.4% during second quarter. Data for the Account’s top five markets in terms of market value as of September 30, 2017 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	93.3%	16	13.1%	10.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	86.4%	13	11.4%	9.0%
Los Angeles-Long Beach-Glendale, CA	86.5%	12	8.9%	7.0%
Boston, MA	91.6%	5	7.1%	5.5%
Seattle-Bellevue-Everett, WA	91.8%	6	5.8%	4.6%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Finance and professional & business services have been the traditional drivers of the demand for office space. The financial services sector added 29,000 jobs during the third quarter of 2017 as compared to 41,000 during the second quarter. The professional and business services sector, which includes many facets of technology-related employment, added 99,000 jobs as compared to 140,000 previously. Although job growth in both sectors moderated compared to second quarter, labor market conditions were strong enough to support a decline in the national office vacancy rate to 12.9%, as reported by CB Richard Ellis Econometric Advisors (“CBRE-EA”). Several high-tech markets including San Francisco, Seattle, Austin, Nashville, Raleigh, and New York maintained single-digit vacancy rates.
Market vacancy rates as reported by CBRE-EA decreased or remained steady in all five of the Account’s top office markets during the third quarter of 2017. The vacancy rate for the Account’s office portfolio, however, increased to average 15.1% during the third quarter, from 14.8% in the second quarter. The loss of a public sector tenant in one of the Account’s properties in Washington, DC contributed to the rise in vacancy in that area. The above-average vacancy rate in the Account’s New York properties is reflective of repositioning activity at two properties, which will likely keep the vacancy rate elevated over the near term. A new lease was recently signed at one of the Account’s large assets in Los Angeles, which should bring the vacancy rate down in subsequent quarters.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q3	2017 Q2	2017 Q3	2017 Q2
Account / Nation			15.1%	14.8%	12.9%	13.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,475.0	5.4%	16.5%	13.7%	15.4%	15.6%
Boston, MA	1,467.0	5.4%	10.9%	11.3%	9.8%	9.8%
San Francisco-Redwood City-South San Francisco, CA	1,132.6	4.2%	8.3%	6.6%	7.1%	7.4%
New York-Jersey City-White Plains, NY-NJ	1,125.2	4.1%	22.5%	20.0%	9.4%	9.5%
Los Angeles-Long Beach-Glendale, CA	742.2	2.7%	27.0%	27.6%	13.6%	13.7%

*	Source: CBRE - EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are influenced by GDP growth and consumer spending. Growing e-commerce sales in particular have boosted warehouse demand. During the third quarter, CBRE-EA reported that the national industrial availability rate decreased to 7.7% after ending the second quarter at 7.8%. With supply beginning to increase, industrial market conditions may fluctuate between modest improvements and a general flattening in availability at this point in the cycle.
The average availability rate of the Account’s industrial properties increased to 9.7% in the third quarter of 2017 from 8.2% during the second quarter. Availability rates in three of the Account’s top five industrial markets were near or well below their respective market averages. Several tenants vacated space in one of the Account’s Los Angeles properties, causing the average vacancy to rise in that area. One tenant downsized a significant amount of space in one of the Account’s Tacoma properties, contributing to the vacancy rise there, but a new tenant has since signed a lease to backfill the vacant space.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q3	2017 Q2	2017 Q3	2017 Q2
Account / Nation			9.7%	8.2%	7.7%	7.8%
Riverside-San Bernardino-Ontario, CA	$772.2	2.8%	0.0%	0.0%	6.2%	6.4%
Los Angeles-Long Beach-Glendale, CA	320.1	1.2%	9.0%	5.1%	4.2%	3.9%
New York-Jersey City-White Plains, NY-NJ	307.2	1.1%	2.4%	3.2%	7.2%	7.0%
Tacoma-Lakewood, WA	295.2	1.1%	7.3%	4.1%	4.7%	4.7%
Dallas-Plano-Irving, TX	263.9	1.0%	4.7%	6.1%	8.0%	8.1%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.
Multi-Family
Apartment demand is generated from a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate increased to 4.6% during the third quarter of 2017 as compared to 4.5% during third quarter 2016. CBRE-EA is expecting market conditions to continue to soften as new supply is delivered to the market. Over the next year, the supply pipeline is expected to peak and market conditions should begin to stabilize.
The vacancy rate of the Account’s multi-family properties fell to 6.4% during the third quarter, as compared to 7.0% in the second quarter. As shown in the following table, average vacancy rates in the Account’s top five apartment markets are at or above their comparable market averages. Strong leasing activity at one of the Account’s properties in New York improved vacancy to market average. The delivery and lease-up of several new projects in the local sub-market impacted vacancy in the Account’s properties in Denver. The Account’s properties in Fort Lauderdale benefited from increased leasing activity during the end of the summer while the overall market experienced significant deliveries.

			Account Units Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q3	2017 Q2	2017 Q3	2017 Q2
Account / Nation			6.4%	7.0%	4.6%	4.6%
New York-Jersey City-White Plains, NY-NJ	$863.1	3.2%	3.1%	4.8%	3.1%	3.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	803.2	3.0%	8.2%	8.6%	4.7%	4.5%
Los Angeles-Long Beach-Glendale, CA	558.9	2.1%	6.2%	5.9%	4.0%	3.9%
Denver-Aurora-Lakewood, CO	327.9	1.2%	7.7%	5.3%	4.9%	5.2%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	295.9	1.1%	8.3%	12.3%	6.0%	5.6%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.0% from second to third quarter and 4.1% on a year-over-year basis in the third quarter. Retail market conditions have been challenged by rising online retail sales, bankruptcies and store closings, but national availability rates have generally held steady or modestly declined since 2011. However, CBRE-EA data indicates that the national retail availability rate increased to 10.2% in the third quarter from 10.1% in the second quarter. CBRE-EA noted that an increasing trend could continue in the coming quarters. All of the Account’s retail investments have vacancy rates below 10.0%, which is reflective of the overall high quality of the retail portfolio.
Outlook
The real estate cycle is indeed mature; moderation of returns has occurred and is to be expected. Cycles do not end simply because of longevity, however. Imbalances in one or more segments of the economy are typically the cause, and none are currently evident. Property market conditions have generally remained stable. Regional conditions have varied depending on their economic drivers, but U.S. real estate markets on the whole are largely well-balanced.
Economists expect GDP growth of 2.2% in 2017 and 2.4% in 2018. Job growth is expected to moderate, but remain strong enough to bring the unemployment rate down further. Interest rates are expected to rise at a gradual pace throughout the rest of 2017 and 2018. The biggest risk to the US economy is exogenous. The geopolitical landscape has increased uncertainty. Expected cuts in U.S. personal and corporate tax rates appear increasingly unlikely to occur in 2017. Nonetheless, if domestic economic conditions approximate economist expectations, real estate market conditions should remain healthy into 2018.

INVESTMENTS
As of September 30, 2017, the Account had total net assets of $24.8 billion, a 2.2% increase from December 31, 2016. The increase in the Account’s net assets was primarily driven by net investment income and appreciation in value of the Account’s investments.
As of September 30, 2017, the Account owned a total of 134 real estate investments (109 of which were wholly-owned, 25 of which were held in joint ventures). The real estate portfolio included 38 office investments (including 12 held in joint ventures), 34 industrial investments (including one held in a joint venture), 39 apartment investments (including one held in a joint venture), 21 retail investments (including ten held in joint ventures), one 75% owned joint venture interest in a portfolio of storage facilities, and one leasehold interest encumbered by a ground lease. Of the real estate investments, 33 are subject to debt (including 13 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2017 was $2.3 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.2 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the consolidated schedules of investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2017 was $4.5 billion, which represented a loan to value ratio of 15.2%. The Account has no Account-level debt.
At September 30, 2017, the Account held 78.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 12.1% of total investments, real estate-related equity securities representing 4.1% of total investments, U.S. Treasury securities representing 3.7% of total investments, loans receivable representing 1.1% of total investments, and real estate limited partnerships representing 0.5% of total investments.
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

The following table lists the Account's ten largest investments as of September 30, 2017. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Credit Risk Concentrations.

Ten Largest Real Estate Investments
Property Investment Name	City	State	Type	Fair Value (in millions)(1)		Property as a % of Total Real Estate Portfolio	Property as a % of Total Investments
Fashion Show	Las Vegas	NV	Retail	$837.9	(2)	3.9%	3.1%
1001 Pennsylvania Avenue	Washington	DC	Office	810.0	(3)	3.8%	3.0%
The Florida Mall	Orlando	FL	Retail	754.8	(4)	3.5%	2.8%
DDR	Various	USA	Retail	615.8	(5)	2.9%	2.3%
Fourth and Madison	Seattle	WA	Office	527.0	(6)	2.5%	1.9%
501 Boylston Street	Boston	MA	Office	506.3	(7)	2.4%	1.9%
99 High Street	Boston	MA	Office	504.0		2.4%	1.9%
425 Park Avenue	New York	NY	Ground Lease	454.0		2.1%	1.7%
780 Third Avenue	New York	NY	Office	429.0	(8)	2.0%	1.6%
Ontario Industrial Portfolio	Ontario	CA	Industrial	397.4		1.9%	1.5%

(1)
Fair Value as reported in the September 30, 2017 Consolidated Schedules of Investments. Investments owned 100% by the Account are reported based on fair value. Investments in joint ventures are reported at net equity value on a fair value basis, and are presented at the Account's ownership interest.

(2)
Fashion Show is held in a joint venture with General Growth Properties, in which the Account holds 50% interest, and is presented net of debt. As of September 30, 2017, this debt had a fair value of $431.5 million.

(3)	1001 Pennsylvania Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $475.4 million.

(4)
The Florida Mall is held in a joint venture with Simon Property Group, L.P., in which the Account hold a 50% interest, and is presented net of debt. As of September 30, 2017, this debt had a fair value of $175.6 million.

(5)
DDR Joint Venture, in which the Account holds an 85% interest, consists of 24 retail properties located in 11 states and is presented net of debt. As of September 30, 2017, this debt had a fair value of $606.5 million.

(6)	Fourth and Madison is presented gross of debt. The value of the Account's interest less the fair value of leverage is $324.8 million.

(7)	501 Boylston Street is presented gross of debt. The value of the Account's interest less the fair value of leverage is $292.5 million.

(8)	780 Third Avenue is presented gross of debt. The value of the Account's interest less the fair value of leverage is $258.4 million.

Results of Operations
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$791.6	$755.9	$35.7	4.7%
Real estate property level expenses:
Operating expenses	164.9	163.5	1.4	0.9%
Real estate taxes	127.3	116.9	10.4	8.9%
Interest expense	67.3	63.3	4.0	6.3%
Total real estate property level expenses	359.5	343.7	15.8	4.6%
Real estate income, net	432.1	412.2	19.9	4.8%
Income from real estate joint ventures and limited partnerships	154.3	111.8	42.5	38.0%
Interest	37.6	17.8	19.8	N/M
Dividends	15.7	19.9	(4.2)	(21.1)%
TOTAL INVESTMENT INCOME	639.7	561.7	78.0	13.9%
Expenses:
Investment management charges	52.9	51.8	1.1	2.1%
Administrative charges	46.0	48.4	(2.4)	(5.0)%
Distribution charges	19.6	21.3	(1.7)	(8.0)%
Mortality and expense risk charges	0.9	0.9	—	—%
Liquidity guarantee charges	34.5	28.1	6.4	22.8%
TOTAL EXPENSES	153.9	150.5	3.4	2.3%
INVESTMENT INCOME, NET	$485.8	$411.2	$74.6	18.1%
Rental Income:
Rental income increased $35.7 million, or 4.7%, primarily due to net acquisitions coupled with increased occupancy in the retail and apartment sectors and reduced leasing incentives in the industrial and retail sectors.
Operating Expenses:
Operating expenses increased $1.4 million, or 0.9%, primarily due to net acquisitions.
Real Estate Taxes:
Real estate taxes increased $10.4 million, or 8.9%, primarily due to net real estate acquisitions coupled with higher property tax assessments resulting from increases in property values across the office and apartment sectors.
Interest Expense:
Interest expense increased $4.0 million, or 6.3%, due to higher average outstanding principal balances through the nine months ended September 30, 2017, as compared to the same period in 2016.

Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $42.5 million, or 38.0%, as a result of net acquisitions and higher distributions, primarily from a joint venture that holds a large retail property in Las Vegas, Nevada.
Interest and Dividend Income:
Interest income increased $19.8 million primarily due to interest income earned on a larger loan receivable portfolio in 2017 as compared to the same period in 2016. Dividend income decreased $4.2 million when compared to the same period in 2016 due to lower dividend yields on the Account's real-estate related securities.
Expenses:
Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.48% and 0.52% for the nine month period ended September 30, 2017 and 2016, respectively. Costs decreasing slightly period over period, coupled with an increase in average net assets, reduced the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2017, for the twelve month period ending April 30, 2018, and are charged based on the Account’s net assets.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$58.4	$26.5	$31.9	N/M
Real estate joint ventures and limited partnerships	(8.6)	0.4	(9.0)	N/M
Marketable securities	15.3	21.6	(6.3)	(29.2)%
Total realized gain on investments:	65.1	48.5	16.6	34.2%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	74.8	242.2	(167.4)	(69.1)%
Real estate joint ventures and limited partnerships	88.7	152.3	(63.6)	(41.8)%
Marketable securities	34.2	84.2	(50.0)	(59.4)%
Loans receivable	1.4	0.1	1.3	N/M
Mortgage loans payable	(10.6)	(54.8)	44.2	(80.7)%
Net change in unrealized appreciation on investments and mortgage loans payable	188.5	424.0	(235.5)	(55.5)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$253.6	$472.5	$(218.9)	(46.3)%
N/M—Not meaningful

Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the disposition of wholly-owned real estate properties. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $133.2 million during the first nine months of 2017 compared to $268.7 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, the Account continues to see appreciation across most of its sectors. Appreciation for the nine months ended September 30, 2017 was largely concentrated among the Account's industrial sector, especially in the Western region. Strong tenant demand for industrial space in California has been the primary driver of this appreciation.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $80.1 million during the first nine months of 2017, compared to $152.7 million during the comparable period of 2016. While the rate of appreciation has slowed in 2017, the Account continues to see modest appreciation across most sectors of the Account's joint venture portfolio. The strongest appreciation for the nine months ended September 30, 2017 was among the Account's office investments in the Western region. Appreciation from joint venture regional malls in the Southern region was especially strong in 2016; the absence of this same appreciation in 2017 due to moderating market conditions was a significant driver of the overall decline from the prior year.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $49.5 million during the first nine months of 2017 compared to $105.8 million during the comparable period of 2016. The markets for REITs in the U.S. increased 6.0% as measured by the FTSE NAREIT All Equity REITs Index during the nine month period ended September 30, 2017, compared to a increase of 12.3% in the same period of 2016. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of September 30, 2017, the Account held $4.3 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced unrealized losses of $10.6 million during the first nine months 2017 compared to unrealized losses of $54.8 million during the comparable period of 2016. The lower unrealized losses for the nine months ended September 30, 2017, were consistent with the directional movement of Treasury rates during the comparable period.

Results of Operations
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$267.9	$257.4	$10.5	4.1%
Real estate property level expenses:
Operating expenses	56.9	54.8	2.1	3.8%
Real estate taxes	43.2	40.4	2.8	6.9%
Interest expense	22.5	22.4	0.1	0.4%
Total real estate property level expenses	122.6	117.6	5.0	4.3%
Real estate income, net	145.3	139.8	5.5	3.9%
Income from real estate joint ventures and limited partnerships	60.9	33.5	27.4	81.8%
Interest	15.9	6.3	9.6	N/M
Dividends	7.9	9.2	(1.3)	(14.1)%
TOTAL INVESTMENT INCOME	230.0	188.8	41.2	21.8%
Expenses:
Investment management charges	15.5	17.6	(2.1)	(11.9)%
Administrative charges	14.7	17.0	(2.3)	(13.5)%
Distribution charges	6.4	7.2	(0.8)	(11.1)%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	12.5	10.2	2.3	22.5%
TOTAL EXPENSES	49.4	52.3	(2.9)	(5.5)%
INVESTMENT INCOME, NET	$180.6	$136.5	$44.1	32.3%
Rental Income:
Rental income increased $10.5 million, or 4.1%, primarily due to net real estate acquisitions.
Operating Expenses:
Operating expenses increased $2.1 million, or 3.8%, attributed mainly to net real estate acquisitions.
Real Estate Taxes:
Real estate taxes increased $2.8 million, or 6.9%, primarily due to net real estate acquisitions and rising tax value of properties in the portfolio.
Interest Expense:
Interest expense increased $0.1 million, or 0.4%, remaining relatively flat, due to minimal movement in average outstanding principal as compared to the comparable period of 2016.

Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $27.4 million, or 81.8%, for the three months ended September 30, 2017, when compared to the same period of 2016, due to net acquisitions and increased distributions received from a joint venture investment that holds a retail portfolio.
Interest and Dividend Income:
Interest income increased $9.6 million primarily due to interest income earned on a larger loan receivable portfolio in 2017 as compared to the same period in the previous year. Dividend income decreased $1.3 million when compared to the same period of 2016. Yields were consistent with the size of the REIT portfolio in each respective quarter.
Expenses:
Expense ratios, as a percentage of average net assets, for investment advisory, administrative and distribution charges were 0.15% and 0.18% for the three month periods ended September 30, 2017 and 2016, respectively. Costs decreasing period over period, coupled with an increase in average net assets, reduced the overall expense ratio. These costs have fixed and variable components, the latter of which generally correspond to the level of the Account’s net assets under management and other cost drivers.
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the guarantee. The rates for these charges were established effective May 1, 2017, for the twelve month period ending April 30, 2018, and are charged based on the Account’s net assets.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended September 30, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$75.2	$16.4	$58.8	N/M
Real estate joint ventures and limited partnerships	(8.6)	0.2	(8.8)	N/M
Marketable securities	2.6	3.1	(0.5)	(16.1)%
Total realized gain on investments:	69.2	19.7	49.5	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(9.4)	36.9	(46.3)	N/M
Real estate joint ventures and limited partnerships	26.9	24.3	2.6	10.7%
Marketable securities	2.2	(26.0)	28.2	N/M
Loans receivable	1.4	0.1	1.3	N/M
Mortgage loans payable	(4.1)	(29.1)	25.0	(85.9)%
Net change in unrealized appreciation on investments and mortgage loans payable	17.0	6.2	10.8	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$86.2	$25.9	$60.3	N/M
N/M—Not meaningful

Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $65.8 million during the third quarter of 2017, compared to $53.3 million during the comparable period of 2016, mostly attributed to gains realized from the sale of wholly-owned properties and appreciation among the Account's industrial properties in the Western region. Strong tenant demand for industrial space in California has been the primary driver of this appreciation.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $18.3 million during the third quarter of 2017, compared to gains of $24.5 million during the comparable period of 2016. The joint venture portfolio experienced positive appreciation during the third quarter of 2017, primarily due to increased occupancy and a decrease in lease concessions at one of the Account's joint venture office properties in California. The Account recorded similar appreciation in the comparable quarter of 2016, driven by similar factors within the Account's joint venture retail properties.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $4.8 million during the third quarter of 2017 compared to losses of $22.9 million during the comparable period of 2016. The markets for REITs in the U.S. increased 1.1% as measured by the FTSE NAREIT All Equity REITs Index during the three month period ended September 30, 2017, compared to a decrease of 1.2% in the same period of 2016. Appreciation on the Account's real estate related equity securities moved in line with the market movements. Additionally, as of September 30, 2017, the Account held $4.3 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced unrealized losses of $4.1 million during the third quarter of 2017 compared to $29.1 million during the comparable period of 2016. The unrealized losses were consistent with the directional movement of Treasury rates during the comparable period.
Liquidity and Capital Resources
As of September 30, 2017 and December 31, 2016, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.3 billion and $4.1 billion representing 17.3% and 16.7% of the Account’s net assets at such dates, respectively.
Participant Flows: Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
During the nine months ended September 30, 2017, the Account received $2.0 billion in premiums from participants offset by participant outflows of $2.2 billion in annuity payments and withdrawals and death benefits. During the nine months ended September 30, 2016, the Account received $2.3 billion in premiums from participants offset by participant outflows of $1.6 billion in annuity payments and withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $485.8 million for the nine months ended September 30, 2017, as compared to $411.2 million for the comparable period of 2016. The increase in total net investment income is described more fully in the Results of Operations section.
As of September 30, 2017, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 21.8% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).

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
As of September 30, 2017, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 15.2%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of September 30, 2017, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes property transactions by the Account during the third quarter of 2017. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases
The Bridges—Minneapolis, MN
On July 13, 2017, the Account acquired a student housing complex located near the University of Minnesota for $60.9 million.
The Knoll—Minneapolis, MN
On July 13, 2017, the Account acquired a student housing complex located near the University of Minnesota for $14.8 million, which is net of a $17.7 million mortgage loan the Account assumed with the property, as further discussed in the Financings section.

803 Corday—Naperville, IL
On August 10, 2017, the Account purchased a multi-family property located in Naperville, Illinois for $92.9 million.
DDR Joint Venture—Village Crossing: Phase I - Niles, IL
On September 7, 2017, the DDR joint venture investment, in which the Account holds an 85% interest, purchased a retail property located in Niles, Illinois for $44.4 million (the Account’s share).
Broward Industrial Portfolio—Various, FL
On September 19, 2017, the Account purchased an investment portfolio consisting of four industrial properties located in the Miami/Fort Lauderdale metro area for $54.1 million.
Orion on Orpington—Orlando, FL
On September 21, 2017, the Account purchased a student housing complex located near the University of Central Florida for $42.3 million.
Sales
Ontario Industrial Portfolio: Inland Empire Industrial Portfolio—Various, CA
On August 17, 2017, the Account sold an industrial portfolio held within its Ontario Industrial Portfolio located in various parts of California for a net sales price of $66.0 million, resulting in a realized gain of $20.9 million, the majority of which has been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of the sale was $45.1 million.
Rancho Cucamonga Industrial Portfolio: Inland Empire Industrial Portfolio—Various, CA
On August 17, 2017, the Account sold an industrial portfolio held within its Rancho Cucamonga Industrial Portfolio located in various parts of California for a net sales price of $104.8 million, resulting in a realized gain of $56.0 million, the majority of which has been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of the sale was $48.8 million.
The Pepper Building—Philadelphia, PA
On September 15, 2017, the Account sold this multi-family property located in Philadelphia, Pennsylvania for a net sales price of $51.7 million, realizing a loss of $1.7 million from the sale, the majority of which has been previously recognized as unrealized losses in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of the sale was $53.4 million.
DDR Joint Venture: McFarland Plaza—Tuscaloosa, AL
On September 18, 2017, the DDR joint venture investment, in which the Account holds an 85% interest, sold a retail property located in Tuscaloosa, Alabama for a net sales price of $14.7 million (the Account’s share), which is gross of a $7.4 million mortgage loan extinguished during the sale of the property, as further discussed in the Financings section. The sale resulted in a realized loss of $8.9 million, the majority of which has been previously recognized as unrealized gains in the Account’s consolidated statements of operations. The Account’s cost basis in the property at the date of the sale was $23.6 million.
Financings
The Knoll—Minneapolis, MN
On July 13, 2017, concurrent with the purchase of a student housing complex located near the University of Minnesota, the Account assumed a $17.7 million mortgage loan. The loan has an interest rate of 3.98%, matures on December 5, 2020, and is adjusted monthly for principal payments.

Colorado Center—Santa Monica, CA
On August 1, 2017, Colorado Center joint venture investment, in which the Account holds a 50% interest, entered into a new mortgage loan with a principal amount of $275.0 million (the Account’s share). The debt has an interest rate of 3.563%, maturing August 9, 2027 and is interest only.
DDR Joint Venture—Various, USA
On August 14, 2017, the DDR joint venture investment, in which the Account holds an 85% interest, entered into a new mortgage loan secured by three retail properties with a principal amount totaling $90.3 million (the Account's share). The debt has an interest rate of 3.82%, maturing on September 11, 2027 and is interest only.
DDR Joint Venture: McFarland Plaza—Tuscaloosa, AL
On September 18, 2017, the DDR joint venture investment, in which the Account holds an 85% interest, extinguished $7.4 million of outstanding mortgage debt (the Account’s share) concurrent with the sale of a retail property located in Tuscaloosa, Alabama.
Critical Accounting Policies
Management’s discussion and analysis of the Account’s financial condition and results of operations is based on the Account’s consolidated interim financial statements, which have been prepared by management in accordance with GAAP. The preparation of the Account’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgments about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management evaluates its estimates and assumptions on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities of the Account that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
In the Account’s Annual Report on Form 10-K for the year ended December 31, 2016, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q. There have been no material changes to these accounting policies to those disclosed in our 2016 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of September 30, 2017, represented 80.1% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of September 30, 2017, 19.9% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2017. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of November, 2017.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 7, 2017	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 7, 2017	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)